Form 10-Q
period 2000-03-31
CROWN MEDIA HOLDINGS INC
filed 2000-06-09
CIK 1103837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-29109


                           CROWN MEDIA HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     84-1524410
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


SUITE 500, 6430 S. FIDDLERS GREEN CIRCLE, ENGLEWOOD, COLORADO           80111
       (Address of principal executive offices)                       (Zip Code)

                                 (303) 220-7990
              (Registrant's telephone number, including area code)



              (Former name, former address, and former fiscal year,
               if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES      NO X
                                      ---     ---

As of June 9, 2000, 29,329,578 shares of the Issuer's Class A Common Stock, $.01 par value, and 30,670,422 shares of the Issuer's Class B Common Stock, $.01 par value, were outstanding.

                                TABLE OF CONTENTS


                                         PART I: FINANCIAL INFORMATION
                                                                                                            PAGE
                                                                                                            ----
ITEM 1.    Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
         Selected Unaudited Pro Forma Financial Data.......................................................  2
         Selected Unaudited Pro Forma Consolidated Statements of Operations- Three Months Ended
         March 31, 1999 and 2000...........................................................................  3
         Selected Unaudited Pro Forma Consolidated Balance Sheet-
         March 31, 2000....................................................................................  5
         Notes to Selected Unaudited Pro Forma Consolidated Financial Data.................................  6

CROWN MEDIA, INC. AND ITS SUBSIDIARIES
         Condensed Consolidated Balance Sheets - December 31, 1999 and March 31, 2000......................  9
         Condensed Statements of Operations- Three Months Ended March 31, 1999 and 2000.................... 11
         Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 2000...... 12
         Notes to Condensed Consolidated Financial Statements.............................................. 14

ODYSSEY HOLDINGS, L.L.C. AND ITS SUBSIDIARIES
         Condensed Consolidated Balance Sheets - December 31, 1999 and March 31, 2000...................... 21
         Condensed Consolidated Statements of Operations- Three Months Ended March 31, 1999 and 2000....... 23
         Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 2000...... 24
         Notes to Condensed Consolidated Financial Statements.............................................. 25

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............. 28
         Risk Factors that May Affect Our Business, Operating Results and Financial Condition.............. 34

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk........................................ 41


                                           PART II: OTHER INFORMATION


ITEM 1.  Legal Proceedings................................................................................. 42
ITEM 2.  Changes in Securities and Use of Proceeds......................................................... 42
ITEM 3.  Defaults Upon Senior Securities................................................................... 42
ITEM 4.  Submission of Matters to a Vote of Security Holders............................................... 42
ITEM 5.  Other Information................................................................................. 42
ITEM 6.  Exhibits and Reports on Form 8-K.................................................................. 42

         Signatures........................................................................................ 45

            SELECTED UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA

     On May 9, 2000, Crown Media Holdings, Inc. ("Crown Media Holdings") completed a reorganization in which Crown Media Holdings shares were exchanged for 100% of Crown Media, Inc. and 77.5% of Odyssey Holdings, L.L.C. At the same time, Crown Media Holdings completed a public offering of 10,000,000 shares at $14 per share. The net proceeds from this offering, after expenses and underwriting discounts and commissions, were approximately $127.9 million. We are a holding company, and, prior to the completion of the reorganization and the offering on May 9, 2000, we had no material assets, liabilities, contingent liabilities or operations.

     The following selected unaudited pro forma consolidated statements of operations data for the three months ended March 31, 1999 and 2000 and balance sheet as of March 31, 2000 have been derived from the financial statements of Crown Media, Inc. and its subsidiaries ("Crown Media") and Odyssey Holdings, LLC and its subsidiaries ("Odyssey Holdings"). The following pro forma financial information reflects the combined historical financial information of Crown Media and Odyssey Holdings, as adjusted to reflect the following transactions effected as part of the reorganization and offering, as if each had occurred on January 1, 1999 and 2000 for the statements of operations and as if each had occurred as of December 31, 1999 and March 31, 2000 for the balance sheets presented:

     o Hallmark Entertainment Inc.'s transfer of its 88.9% interest in Crown Media to us in exchange for approximately 30.7 million shares of our Class B common stock;

     o Chase Equity Associates' transfer of its 11.1% interest in Crown Media to us in exchange for approximately 3.8 million shares of our Class A common stock;

     o Liberty Media's transfer of its interests in Vision Group Incorporated (which owned a 32.5% interest in Odyssey Holdings) to us in exchange for approximately 9.2 million shares of our Class A common stock;

     o National Interfaith Cable Coalition's transfer of its 22.5% interest in Odyssey Holdings to us in exchange for approximately 6.3 million shares of our Class A common stock; and

     o the issuance of 10,000,000 shares of our Class A common stock in the initial public offering, resulting in net proceeds of approximately $127.9 million, after payment of underwriting commissions and fees and expenses of the offering.


     The selected unaudited pro forma financial data and accompanying notes thereto should be read in conjunction with the unaudited condensed consolidated financial statements of Crown Media and Odyssey Holdings and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this 10-Q.

     Our consolidated financial statements will include the assets and liabilities of Crown Media at their historical carrying values since both we and Crown Media are entities under common control before and after the reorganization.

     The assets and liabilities of Odyssey Holdings and its subsidiaries relating to Crown Media's 22.5% interest in Odyssey Holdings which are owned indirectly by us following the reorganization, as well as The Jim Henson Company's 22.5% interest in Odyssey Holdings, each will be included in Crown Media Holdings' consolidated financial statements at their historical carrying values. The acquisition of Liberty Media's 32.5% interest in Odyssey Holdings and the National Interfaith Cable Coalition's 22.5% interest in Odyssey Holdings, both of which were transferred to us as part of the reorganization, will be included in our consolidated financial statements at their fair market value using purchase accounting as of the date of the reorganization.

     The pro forma financial data is not necessarily indicative of results of operations that would have occurred had the reorganization been completed as of, or at the beginning of, the periods presented or that might be attained in the future.

        SELECTED UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS


                                                  FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                -----------------------------------------------------------------------------
                                                                           CROWN MEDIA HOLDINGS
                                                            ---------------------------------------------------
                                                                PRO
                                 CROWN        ODYSSEY          FORMA           PRO      OFFERING       PRO FORMA
                                 MEDIA        HOLDINGS      ADJUSTMENTS       FORMA    ADJUSTMENTS    AS ADJUSTED
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Subscriber fees ...........   $   6,666     $  1,517       $     --       $  8,183    $     --       $  8,183
  Advertising ...............          33        3,022             --          3,055          --          3,055
  Other .....................         609          276             --            885          --            885
                                ---------     --------       --------       --------    --------       --------
Total revenues ..............       7,308        4,815             --         12,123          --         12,123
Cost of sales:
  Programming costs:
     Affiliates .............       3,328          830             --          4,158          --          4,158
     Non-affiliates .........       3,206          340             --          3,546          --          3,546
  Other .....................       4,102        4,722             --          8,824          --          8,824
                                ---------     --------       --------       --------    --------       --------
Total cost of sales .........      10,636        5,892             --         16,528          --         16,528
General and administrative
  expenses ..................       4,478        4,159             --          8,637         159(6)       8,796
Amortization of goodwill ....          --           --          2,687 (1)      3,099          --          3,099
                                                                  412 (2)
                                ---------     --------       --------       --------    --------       --------
Loss from
  operations ................      (7,806)      (5,236)        (3,099)       (16,141)       (159)       (16,300)
Equity in net losses of
  unconsolidated subsidiaries
  and investment expenses ...       2,572           --         (1,104)(3)      1,056          --          1,056
                                                                 (412)(2)
Minority interest in net
  loss ......................          --           --         (1,104)(4)     (1,104)         --         (1,104)
Interest (income) expense,
  net .......................        (370)        (330)            --           (700)         --           (700)
                                ---------     --------       --------       --------    --------       --------
Net loss before income
  taxes .....................     (10,008)      (4,906)          (479)       (15,393)       (159)       (15,552)
Income tax provision ........         626           --           (400)(5)        226          --            226
                                ---------     --------       --------       --------    --------       --------
Net loss ....................   $ (10,634)    $ (4,906)      $    (79)      $(15,619)   $   (159)      $(15,778)
                                =========     ========       ========       ========    ========       ========
Loss per share ..............   $ (10,032)                                  $  (0.31)                  $  (0.26)
                                =========                                   ========                   ========
Weighted average number of
  Class A and Class B shares
  outstanding ...............           1                                     50,000      10,000         60,000

  See accompanying notes to selected unaudited pro forma consolidated financial data.

SELECTED UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS


                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                ----------------------------------------------------------------------------------
                                                                           CROWN MEDIA HOLDINGS
                                                            ------------------------------------------------------
                                                             PRO
                                   CROWN       ODYSSEY         FORMA             PRO      OFFERING        PRO FORMA
                                   MEDIA       HOLDINGS     ADJUSTMENTS         FORMA    ADJUSTMENTS     AS ADJUSTED
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Subscriber fees ...........   $     8,662    $  2,095       $     --        $ 10,757    $     --        $ 10,757
  Advertising ...............           117       2,162             --           2,279          --           2,279
  Other .....................           515          79             --             594          --             594
                                -----------    --------       --------        --------    --------        --------
Total revenues ..............         9,294       4,336             --          13,630          --          13,630
Cost of sales:
  Programming costs:
     Affiliates .............         2,880       5,382             --           8,262          --           8,262
     Non-affiliates .........         2,099       1,326             --           3,425          --           3,425
  Subscriber acquisition cost
     amortization ...........            --       1,083             --           1,083          --           1,083
  Other .....................         5,857       5,759             --          11,616          --          11,616
                                -----------    --------       --------        --------    --------        --------
Total cost of sales .........        10,836      13,550             --          24,386          --          24,386
General and administrative
  expenses ..................         7,346       6,317             --          13,663       1,059(12)      14,722
Amortization of goodwill ....            --          --          2,687 (7)       3,099          --           3,099
                                                                   412 (8)
                                -----------    --------       --------        --------    --------        --------
Loss from
  operations ................        (8,888)    (15,531)        (3,099)        (27,518)     (1,059)        (28,577)
Equity in net losses of
  unconsolidated subsidiaries
  and investment expenses ...         5,194          --         (3,428)(9)       1,354          --           1,354
                                                                  (412)(8)
Minority interest in net
  loss ......................            --          --         (3,428)(10)     (3,428)         --          (3,428)
Interest (income) expense,
  net .......................           303        (296)            --               7          --               7
                                -----------    --------       --------        --------    --------        --------
Net loss before income
  taxes .....................       (14,385)    (15,235)         4,169         (25,451)     (1,059)        (26,510)
Income tax provision ........         2,134          --         (1,900)(11)        234          --             234
                                -----------    --------       --------        --------    --------        --------
Net loss ....................   $   (16,519)   $(15,235)      $  6,069        $(25,685)   $ (1,059)       $(26,744)
                                ===========    ========       ========        ========    ========        ========
Loss per share ..............   $   (14,178)                                  $  (0.51)                   $  (0.45)
                                ===========                                   ========                    ========
Weighted average number of
  Class A and Class B shares
  outstanding ...............             1                                     50,000      10,000          60,000

  See accompanying notes to selected unaudited pro forma consolidated financial data.

             SELECTED UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET


                                                                     AS OF MARCH 31, 2000
                                    ------------------------------------------------------------------------------------------
                                                                                      CROWN MEDIA HOLDINGS
                                                                 -------------------------------------------------------------
                                      CROWN      ODYSSEY          PRO FORMA           PRO           OFFERING         PRO FORMA
                                      MEDIA      HOLDINGS        ADJUSTMENTS         FORMA         ADJUSTMENTS      AS ADJUSTED
                                                                          (IN THOUSANDS)
ASSETS:
  Cash and cash equivalents .....   $   6,093    $  19,675        $      --        $  25,768        $ 127,900 (20)   $ 121,668
                                                                                                       (2,000)(21)
                                                                                                      (30,000)(22)
  Accounts receivable, net ......       9,360        4,652               --           14,012               --           14,012
  Program license fees, net .....      11,686       26,155               --           37,841               --           37,841
  Prepaids and other assets .....       5,774          388                             6,162               --            6,162
                                    ---------    ---------        ---------        ---------        ---------        ---------
    Total current assets ........      32,913       50,870               --           83,783           95,900          179,683
  Program license fees, net of
    current portion .............       7,846       59,627               --           67,473               --           67,473
  Property and equipment, net ...      10,834        5,482               --           16,316               --           16,316
  Investment in Odyssey Holdings
    and related investment
    expenses ....................      31,523           --             (813)(14)          --               --               --
                                                                    (30,710)(14)
  Prepaids and other assets, net
    of current portion ..........       5,122       25,396               --           30,518               --           30,518
  Goodwill ......................          --           --           30,710 (14)     245,625               --          245,625
                                                                    214,915 (15)
                                    ---------    ---------        ---------        ---------        ---------        ---------
    Total assets ................   $  88,238    $ 141,375        $ 214,102        $ 443,715        $  95,900        $ 539,615
                                    =========    =========        =========        =========        =========        =========
LIABILITIES AND STOCKHOLDERS'/
  MEMBERS' EQUITY (DEFICIT):
  Accounts payable and accrued
    liabilities .................   $  10,173    $   4,112        $      --        $  14,285        $      --        $  14,285
  Payable to affiliates .........      45,730       37,767               --           83,497          (30,000)(22)      53,497
  Notes payable .................      30,347           --               --           30,347               --           30,347
  Other current liabilities .....       3,614       38,036               --           41,650              466 (23)      42,116
                                    ---------    ---------        ---------        ---------        ---------        ---------
    Total current liabilities ...      89,864       79,915                           169,779          (29,534)         140,245
  License fees payable to
    affiliates, net of current
    portion .....................          --       24,243               --           24,243               --           24,243
  License fees payable to third
    parties, net of current
    portion .....................          --        4,475               --            4,475               --            4,475
  Other long-term liabilities ...       7,522        4,130           (3,500)(16)       8,152              593 (23)       8,745
  Minority interest (including
    redeemable preferred
    interest) ...................          --       25,000              813 (13)      25,813               --           25,813
  Class B common stock subject to
    put and call ................      62,480           --          (62,480)(17)          --               --               --
STOCKHOLDERS'/MEMBERS' EQUITY
  (DEFICIT):
  Class A common stock ..........          --           --              155 (15)         193              100 (20)         293
                                                                         38 (17)
  Class B common stock ..........          --           --              307 (18)         307               --              307
  Paid-in capital ...............      78,790           --          214,760 (15)     357,671          127,800 (20)     485,471
                                                                     62,442 (17)
                                                                       (307)(18)
                                                                      1,986 (19)
  Accumulated earnings
    (deficit) ...................    (150,418)          --            3,500 (16)    (146,918)          (2,000)(21)    (149,977)
                                           --           --               --               --           (1,059)(23)          --
  Members' equity ...............          --        3,612             (813)(13)          --               --               --
                                                                       (813)(14)
                                                                     (1,986)(19)
                                    ---------    ---------        ---------        ---------        ---------        ---------
    Total stockholders'/members'
      equity (deficit) ..........     (71,628)       3,612          279,269          211,253          124,841          336,094
                                    ---------    ---------        ---------        ---------        ---------        ---------
    Total liabilities and
      stockholders'/members'
      equity (deficit) ..........   $  88,238    $ 141,375        $ 214,102        $ 443,715        $  95,900        $ 539,615
                                    =========    =========        =========        =========        =========        =========


  See accompanying notes to selected unaudited pro forma consolidated financial data.

        NOTES TO SELECTED UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA

     The selected unaudited pro forma consolidated statements of operations and balance sheet give effect to the following adjustments resulting from the reorganization and offering:

     Statement of Operations Adjustments for the three months ended March 31, 1999:

          (1) Represents amortization of estimated goodwill of $2.7 million based on a twenty-year life resulting from the step-up in basis of our proportionate share of all of the underlying assets and liabilities of Odyssey Holdings at the time of the reorganization.

          (2) Represents the reclassification of $0.4 million of goodwill amortization, from equity in the net losses in unconsolidated subsidiaries and investment expenses to amortization of goodwill, as a result of Crown Media's existing basis difference in Odyssey Holdings.

          (3) Represents the elimination of $1.1 million of equity in net losses of unconsolidated subsidiaries and investment expenses relating to Crown Media's share of Odyssey Holdings' net loss for the three months ended March 31, 1999 that was accounted for by Crown Media under the equity method.

          (4) Represents the recording of a minority interest of $1.1 million relating to The Jim Henson Company's 22.5% share of Odyssey Holdings' net loss for the three months ended March 31, 1999.

          (5) Represents the reversal of $0.4 million of Crown Media's tax provision which will be offset by the benefit of net operating losses generated by Odyssey Holdings.

          (6) Represents a $0.2 million accrued expense for the vested portion related to the issuance of 1.0 million Class A stock options upon the conversion of the outstanding share appreciation rights.

     Statement of Operations Adjustments for the three months ended March 31, 2000:

          (7) Represents amortization of estimated goodwill of $2.7 million based on a twenty-year life resulting from the step-up in basis of our proportionate share of all of the underlying assets and liabilities of Odyssey Holdings at the time of the reorganization.

          (8) Represents the reclassification of $0.4 million of goodwill amortization, from equity in the net losses in unconsolidated subsidiaries and investment expenses to amortization of goodwill, as a result of Crown Media's existing basis difference in Odyssey Holdings.

          (9) Represents the elimination of $3.4 million of equity in net losses of unconsolidated subsidiaries and investment expenses relating to Crown Media's share of Odyssey Holdings' net loss for the three months ended March 31, 2000 that was accounted for by Crown Media under the equity method.

          (10) Represents the recording of a minority interest of $3.4 million relating to The Jim Henson Company's 22.5% share of Odyssey Holdings' net loss for the three months ended March 31, 2000.

          (11) Represents the reversal of $1.9 million of Crown Media's tax provision which will be offset by the benefit of net operating losses generated by Odyssey Holdings.

          (12) Represents a $1.1 million accrued expense for the vested portion related to the issuance of 1.0 million Class A stock options upon the conversion of the outstanding share appreciation rights.

     Balance Sheet Adjustments as of March 31, 2000:

          (13) Represents the recording of $0.8 million relating to The Jim Henson Company's 22.5% minority interest in Odyssey Holdings.

          (14) Represents the elimination of the $0.8 million Crown Media investment in Odyssey Holdings and the reclassification of $30.7 million existing excess purchase price to goodwill.

          (15) Represents $214.9 million of estimated goodwill, the difference between the net book value of Liberty Media's and the National Interfaith Cable Coalition's interests in Odyssey Holdings totaling $2.0 million and the negotiated value of the equity contributions to us by Liberty Media and the National Interfaith Cable Coalition of their interests in Odyssey Holdings totaling $216.9 million and the issuance of 15.5 million shares of our Class A common stock. The purchase price for Liberty Media and the National Interfaith Cable Coalition is based on an initial public offering price of $14.00 per share.

          (16) Represents the reversal of the $3.5 million deferred tax liability balance that will be offset by the benefits resulting from Odyssey Holdings' net operating losses.

          (17) Represents a reclassification resulting from the conversion by Chase Equity Associates of its shares of Class B common stock subject to put and call of Crown Media into 3.8 million shares of our Class A common stock.

          (18) Represents a reclassification resulting from the conversion by Hallmark Entertainment of its shares of Class A common stock of Crown Media into 30.7 million shares of our Class B common stock.

          (19) Represents the elimination of Odyssey Holdings' members' equity of $2.0 million acquired from Liberty Media and the National Interfaith Cable Coalition in the reorganization.

          (20) Represents the receipt of offering proceeds of $140.0 million, less estimated issuance costs of $12.1 million and the issuance of 10.0 million shares of our Class A common stock.

          (21) Represents a $2.0 million payment that Crown Media will be required to pay to a former senior executive upon completion of the offering.

          (22) Represents a $30.0 million payment of accrued and unpaid program license fees to an affiliate.

          (23) Represents a $1.1 million accrued expense for the vested portion related to the issuance of 1.0 million Class A stock options upon the conversion of the outstanding share appreciation rights.

                     CROWN MEDIA, INC. AND ITS SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     AS OF DECEMBER 31,   AS OF MARCH 31,
                                                           1999                 2000
                                                     ------------------   ---------------
                           ASSETS                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ..........................  $ 3,865,455         $ 6,092,852
  Receivables:
     Accounts receivable, less allowance for doubtful
       accounts of $695,409 and $854,773,
       respectively ..................................    7,184,999           9,360,061
     Receivables from unconsolidated subsidiaries ....    1,628,642           3,172,016
     Demand note and interest receivable from
       affiliate .....................................       33,625                  --
                                                        -----------         -----------
           Total receivables .........................    8,847,266          12,532,077
                                                        -----------         -----------
  Program license fees, net of accumulated
    amortization .....................................   10,845,675          11,686,219
  Subtitling and dubbing, net of accumulated
    amortization .....................................      976,431           1,022,866
  Prepaids and other assets:
     Prepaid satellite services ......................      590,992             788,158
     Other ...........................................      261,404             791,114
                                                        -----------         -----------
           Total prepaids and other assets ...........      852,396           1,579,272
                                                        -----------         -----------
           Total current assets ......................   25,387,223          32,913,286

Program license fees, net of current portion .........    7,735,657           7,845,652
Subtitling and dubbing, net of current portion .......    3,594,659           3,671,505
Property and equipment, net ..........................    7,984,587          10,833,763
Investment in Odyssey Holdings .......................   35,362,626          31,522,527
Prepaids and other assets, net of current portion:
  Prepaid satellite services .........................      423,968             923,968
  Other ..............................................      557,494             527,518
                                                        -----------         -----------
           Total prepaids and other assets ...........      981,462           1,451,486
                                                        -----------         -----------
           Total assets ..............................  $81,046,214         $88,238,219
                                                        ===========         ===========


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

Note: The condensed balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     CROWN MEDIA, INC. AND ITS SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONTINUED)

                                                  AS OF DECEMBER 31,    AS OF MARCH 31,
                                                       1999                2000
                                                 ------------------    ---------------
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities .....  $   5,493,053        $  10,173,495
  License fees payable to Hallmark
     Entertainment Distribution ................     34,605,831           37,951,786
  Payable to Hallmark Entertainment ............      9,242,744            7,778,219
  Notes and interest payable to affiliates .....     22,710,670           30,347,056
  Deferred compensation ........................      3,250,000            1,875,000
  Deferred programming revenue .................      2,153,786            1,738,778
                                                  -------------        -------------
           Total current liabilities ...........     77,456,084           89,864,334

LONG-TERM LIABILITIES:
  Accrued liabilities and other ................         18,491               18,491
  Investment in the Kermit Channel .............      1,043,322            2,397,744
  Deferred compensation ........................      3,556,988            1,605,619
  Deferred income taxes ........................      1,600,000            3,500,000

Commitments and contingencies

Class B common stock subject to put and call,
  $.01 par value; 1,000 shares authorized;
  issued and outstanding shares of 136.1
  and 138.9 as of December 31, 1999 and
  March 31, 2000, respectively .................     60,338,173           62,480,054

STOCKHOLDERS' EQUITY (DEFICIT):
  Class A common stock, $.01 par value; 2,000
     shares authorized; issued and outstanding
     shares of 1,088.9 and 1,111.1 as of
     December 31, 1999 and March 31, 2000,
     respectively ..............................             11                   11
  Paid-in capital ..............................     69,901,504           78,790,393
  Accumulated deficit ..........................   (132,868,359)        (150,418,427)
                                                  -------------        -------------
           Total stockholders' equity (deficit)     (62,966,844)         (71,628,023)
                                                  -------------        -------------
           Total liabilities and stockholders'
             equity (deficit) ..................  $  81,046,214        $  88,238,219
                                                  =============        =============

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                     CROWN MEDIA, INC. AND ITS SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                           1999            2000
REVENUES:
  Subscriber fees .................................................    $  6,665,785    $  8,661,804
  Advertising .....................................................          32,539         116,731
  Management fees from unconsolidated subsidiary...................         610,071         514,550
                                                                       ------------    ------------
           Total revenues .........................................       7,308,395       9,293,085
                                                                       ------------    ------------
COST OF SALES:
  Programming costs:
     Affiliate ....................................................       3,327,854       2,880,499
     Non-affiliates ...............................................       3,205,851       2,098,717
  Operating costs .................................................       4,102,771       5,856,772
                                                                       ------------    ------------
           Total cost of sales ....................................      10,636,476      10,835,988
General and administrative expenses ...............................       4,477,660       7,345,051
                                                                       ------------    ------------
           Loss from operations ...................................      (7,805,741)     (8,887,954)
Equity in net losses of unconsolidated
  subsidiaries and investment expenses ............................       2,572,061       5,194,521
Interest (income) expense, net ....................................        (370,314)        302,553
                                                                       ------------    ------------
           Net loss before income taxes ...........................     (10,007,488)    (14,385,028)
Income tax provision ..............................................         626,184       2,134,268
                                                                       ------------    ------------
           Net loss ...............................................    $(10,633,672)   $(16,519,296)
                                                                       ============    ============
Loss per share ....................................................    $    (10,032)   $    (14,178)
                                                                       ============    ============
Weighted average number of Class A and B shares
  outstanding .....................................................           1,149           1,238
                                                                       ============    ============

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                     CROWN MEDIA, INC. AND ITS SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           1999             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................   $(10,633,671)   $(16,519,296)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Amortization of program license fees ..........      6,533,705       4,979,216
     Depreciation and amortization of property and
        equipment ..................................        582,549         659,574
     Amortization of subtitling and dubbing and
        other assets ...............................        692,629         510,629
     Provision for losses on accounts receivable ...        172,322         159,364
     Equity in net losses of unconsolidated
        subsidiaries ...............................      2,159,837       4,782,297
     Amortization of equity investment basis
        difference .................................        412,224         412,224
     Deferred compensation .........................      2,806,988         673,631
     Provisions for deferred taxes .................        400,000       1,900,000
     Changes in operating assets and liabilities:
        Increase in accounts receivable ............     (1,972,232)     (2,334,426)
        Increase in receivables from unconsolidated
           subsidiaries ............................     (1,449,913)     (1,543,375)
        Decrease in interest receivable ............        141,703          33,625
        Gross additions to program license fees ....     (9,376,184)     (5,929,755)
        Increase in subtitling and dubbing .........       (831,694)       (633,911)
        (Increase) decrease in prepaids and other
           assets ..................................         83,615      (1,196,901)
        Increase (decrease) in accounts payable and
           accrued liabilities .....................     (5,405,565)        680,445
        Increase in payable to Hallmark
           Entertainment Distribution ..............      4,360,549       3,345,955
        Decrease in deferred revenue ...............       (658,668)       (415,008)
                                                       ------------    ------------
           Net cash used in operating activities ...    (11,981,806)    (10,435,712)
                                                       ------------    ------------


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                     CROWN MEDIA, INC. AND ITS SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                 1999           2000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...................   $ (1,142,030)   $ (3,508,750)
  Proceeds from note receivable
     from Hallmark Entertainment ........................     10,000,000              --
                                                            ------------    ------------
           Net cash provided by (used in)
             investing activities ......................       8,857,970      (3,508,750)
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on Odyssey Holdings note payable .............              --     (10,000,000)
  Capital contributions ................................              --      10,000,000
  Borrowings from affiliates ...........................       2,424,223      16,171,860
                                                            ------------    ------------
           Net cash provided by financing
             activities ................................       2,424,223      16,171,860
                                                            ------------    ------------
           Net increase (decrease) in cash and cash
             equivalents ...............................        (699,613)      2,227,398
Cash and cash equivalents, beginning of period..........       2,876,779       3,865,454
                                                            ------------    ------------
Cash and cash equivalents, end of period ...............    $  2,177,166    $  6,092,852
                                                            ============    ============
Supplemental disclosure of cash and non-cash
  activities:
  Income taxes paid ....................................    $    226,184    $    234,268
                                                            ============    ============
  Accretion related to Class B common stock
     subject to put and call ...........................    $    892,460    $  1,030,770
                                                            ============    ============


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                     CROWN MEDIA, INC. AND ITS SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS AND ORGANIZATION

  ORGANIZATION

     Crown Media, Inc., a Delaware corporation ("Crown Media"), owns and operates the Hallmark Entertainment Network, a pay television channel dedicated to high quality family programming that is distributed in more than 70 countries. Crown Media also owns 50% of, and operates, the Kermit Channel, a pay television channel featuring popular family and children's programming that is distributed primarily in India. Crown Media began operations in June 1995 and is a majority-owned subsidiary of Hallmark Entertainment, Inc. ("Hallmark Entertainment").

     The accompanying condensed financial statements also include the assets and liabilities and results of operations of Crown Media's wholly and majority-owned subsidiaries.

  LIQUIDITY

     On May 9, 2000 Crown Media Holdings Inc. ("Crown Media Holdings") completed transactions that resulted in a reorganization and initial public offering of its stock. As a result of the transactions, Crown Media Holdings owns 100% of Crown Media and 77.5% of Odyssey Holdings. Crown Media Holdings' initial public offering resulted in net proceeds of approximately $127.9 million (See note 9).

     In addition, Crown Media Holdings is currently negotiating with a group of banks to obtain a $100.0 million credit facility ("credit facility"). Crown Media Holdings believes the proceeds from the initial public offering and credit facility will be sufficient to meet the liquidity needs of both Crown Media and Odyssey Holdings, through at least the next 18 months. There is no assurance that Crown Media will be able to obtain additional funds, either through borrowings or the issuance of additional equity, on satisfactory terms or at all.

     Crown Media has incurred significant recurring losses since inception and through March 31, 2000 as it acquired programming rights and expanded into new international markets. Crown Media expects to incur losses in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the consolidated accounts of Crown Media and those of its majority-owned and controlled subsidiaries. Investments in entities which are not majority-owned and controlled by Crown Media are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Crown Media's unaudited condensed consolidated financial statements should be read in conjunction with Crown Media's audited consolidated financial statements and notes. For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 1999 included in Crown Media Holdings' prospectus dated May 3, 2000.

     COMPREHENSIVE INCOME

     Crown Media has adopted SFAS No. 130, "Reporting Comprehensive Income," effective for the year ended December 31, 1998. This statement establishes standards for the reporting and presentation of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Aside from net loss, there are no other comprehensive income items for the three months ended March 31, 1999 and 2000.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Crown Media intends to adopt the new accounting standard in the first quarter of 2001, but does not expect it to have a material effect on its financial statements.

     NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and dilutive potential common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 2,388,000 stock options have been excluded from the calculations below for the three months ended March 31, 2000, as their effect would have been anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

(In thousands, except share and per
share amounts)                               THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                  1999          2000
                                             -------------  -------------
Numerator:
  Net loss...............................    $    (10,634)  $    (16,519)

  Accretion related to Class B Common
    Stock subject to put and call........            (892)        (1,031)
                                             ------------   ------------
                                                  (11,526)       (17,550)
Denominator:
  Weighted average common shares.........           1,149          1,238

Net loss per share:
  Basic and diluted......................    $    (10,032)  $    (14,178)

3. PROGRAM LICENSE FEES'

     Program license fees are the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 63, "Financial Reporting by Broadcasters," program rights are deferred and then amortized on a straight-line basis over their license periods (the "airing windows") or anticipated usage, whichever is shorter. At the inception of these contracts and periodically thereafter, Crown Media evaluates the recoverability of these costs versus the revenues directly associated with the programming and related expense. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss.

     Program license fees consist of the following:

                                                                               As Of
                                                                               -----
                                                               December 31, 1999    March 31, 2000
     Program license fees -- affiliates ....................      $ 17,361,575       $ 16,393,483
     Program license fees -- non-affiliates.................        11,195,652         11,223,102
     Prepaid program license fees ..........................         6,750,000          6,750,000
                                                                  ------------       ------------
          Program license fees, at cost ....................        35,307,227         34,366,585
     Accumulated amortization ..............................       (16,725,895)       (14,834,714)
                                                                  ------------       ------------
              Program license fees .... ....................      $ 18,581,332       $ 19,531,871
                                                                  ============       ============


4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                                               As Of
                                                                               -----
                                                               December 31, 1999    March 31, 2000
     Technical equipment and computers .....................      $ 10,329,767       $ 11,332,607
     Furniture and fixtures ................................           966,306            983,044
     Leasehold improvements ................................           460,701            530,575
     Construction-in-progress ..............................         1,065,397          3,451,492
                                                                  ------------       ------------
       Property and equipment at cost ......................        12,822,171         16,297,718
     Less -- Accumulated depreciation and amortization .....        (4,837,584)        (5,463,955)
                                                                  ------------       ------------
       Property and equipment, net .........................      $  7,984,587       $ 10,833,763
                                                                  ============       ============


5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

  THE KERMIT CHANNEL

     In May 1998, Crown Media formed two New York limited liability companies, H&H Programming-Latin America, LLC ("HHPLA") and H&H Programming-Asia, LLC (collectively operating as the "Kermit Channel") with The Jim Henson Company, Inc. ("The Jim Henson Company"), a New York corporation, for the purpose of developing, owning and operating pay television programming services in Latin America and Asia. HHPLA was dissolved in December 1999. Each of Crown Media and The Jim Henson Company holds a 50% interest in each of the limited liability companies. The Kermit Channel is reflected in Crown Media's financial statements using the equity method of accounting for investments. Crown Media's equity in the net loss of the Kermit Channel of approximately $1.1 million and $1.4 million for the three months ended March 31, 1999 and 2000, respectively, is included in the condensed consolidated statements of operations as equity in net losses of unconsolidated subsidiaries and investment expenses.

     Crown Media provides services to the Kermit Channel in exchange for a fee as provided in an agreement between Crown Media and the Kermit Channel. This fee, which was approximately $610,000 and $515,000 for the three months ended March 31, 1999 and 2000, respectively, includes direct and indirect costs incurred on behalf of the Kermit Channels, as provided by the agreements. Additionally, Hallmark Entertainment Distribution provides programming to the Kermit Channel in exchange for a fee through a license agreement.

  INVESTMENT IN ODYSSEY HOLDINGS, L.L.C.

     In November 1998, Crown Media, through its wholly-owned subsidiary Hallmark Domestic Holdings, Inc., entered into an agreement to acquire a 22.5% common equity interest in Odyssey Holdings, L.L.C. ("Odyssey Holdings"), a Delaware limited liability company. Odyssey Holdings was formed to develop, own and operate the Odyssey Network. The purchase price for Crown Media's interest in Odyssey Holdings was $50.0 million. Crown Media paid $20.0 million of this purchase price in November 1998, an additional $20.0 million in May 1999 and the final payment of $10.0 million in February of 2000. Consequently, at December 31, 1999, Crown Media had an outstanding note payable related to this investment, included in notes and interest payable to affiliates in the accompanying condensed consolidated balance sheets of $10.0 million.

     Crown Media funded its 2000 capital contribution to Odyssey Holdings with the proceeds of additional investments of $8.9 million and $1.1 million in Crown Media by its stockholders, Hallmark Entertainment and Chase Equity Associates, L.P. ("Chase"), respectively. Hallmark Entertainment and Chase were issued
22.222 shares of Class A common stock and 2.7775 shares of Class B common stock, respectively, related to the additional funding.

     Crown Media's investment in Odyssey Holdings is reflected in the financial statements using the equity method of accounting. Crown Media's equity in the net loss of Odyssey Holdings was approximately $1.1 million and $3.4 million for the three months ended March 31, 1999 and 2000, respectively. These amounts are included in the condensed consolidated statements of operations as equity in net losses of unconsolidated subsidiaries and investment expenses. Crown Media's investment in Odyssey Holdings exceeded the underlying equity in the net assets of Odyssey Holdings as of the date of the investment. This goodwill is being amortized over 20 years. For the three months ended March 31, 1999 and 2000 approximately $412,000, respectively, was amortized related to this difference and is reflected in equity in net losses of unconsolidated subsidiaries and investment expenses in the accompanying condensed consolidated statements of operations.

6. INCOME TAXES

     Crown Media accounts for income taxes using the liability method. Under this method, Crown Media recognizes deferred tax assets and liabilities for future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Since its inception, Crown Media has been included in the consolidated federal income tax return of Hallmark Cards, Inc. ("Hallmark"). Crown Media has also been included in combined state income tax returns of Hallmark or Hallmark Entertainment. Crown Media does not have a tax sharing agreement with Hallmark or Hallmark Entertainment. Hallmark has used all federal tax losses and foreign tax credits relating to Crown Media. Hallmark and Hallmark Entertainment have used state tax losses relating to Crown Media in combined state income tax returns. Hallmark and Hallmark Entertainment will not reimburse Crown Media for the use of such tax benefits. Accordingly, Crown Media has not recorded a tax benefit for federal or state tax losses. Crown Media has recorded a tax provision related to foreign taxes and has established a deferred tax liability as required for certain timing items.

     Total income tax provision consists of the following:


                                            THREE MONTHS ENDED MARCH 31,
                                            ---------------------------
                                                1999           2000
Current:
  Federal ...............................   $        --    $        --
  Foreign ...............................       226,184        234,268
  State and local .......................            --             --
                                            -----------    -----------
     Total current ......................       226,184        234,268
Deferred:
  Federal ...............................       400,000      1,900,000
  State and local .......................            --             --
                                            -----------    -----------
     Total deferred .....................           --              --
                                            -----------    -----------
     Total ..............................   $   626,184    $ 2,134,268
                                            ===========    ===========

     The following table reconciles the income tax provision at the U.S. statutory rate to that in the financial statements:


                                            THREE MONTHS ENDED MARCH 31,
                                            ---------------------------
                                                1999           2000
Taxes computed at 35% ...................   $(3,502,620)   $(5,034,759)
Net operating losses not benefiting Crown
  Media .................................     3,102,620      3,134,759
Additional tax on foreign income ........      (226,184)      (234,268)
                                            -----------    -----------
     Income tax provision ...............   $  (626,184)   $(2,134,268)
                                            ===========    ===========

                     CROWN MEDIA, INC. AND ITS SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of Crown Media's deferred tax assets and liabilities were as follows:


                                                             AS OF
                                           --------------------------------------
                                           DECEMBER 31, 1999       MARCH 31, 2000
Deferred tax assets:
  Deferred revenue ......................    $   861,514           $   695,511
  Unconsolidated subsidiaries' losses ...             --                    --
  Bad debt reserve ......................        278,164               341,909
  Accrued compensation ..................      1,922,795             1,801,259
  Valuation allowance ...................             --                    --
                                             -----------           -----------
     Total deferred tax assets ..........      3,062,473             2,838,679
Deferred tax liabilities:
  Depreciation ..........................       (555,982)             (551,056)
  Unconsolidated subsidiaries' losses ...     (4,014,660)           (5,654,895)
  Other .................................        (91,831)             (132,628)
                                             -----------           -----------
     Total deferred tax liabilities .....     (4,662,473)           (6,338,679)
                                             -----------           -----------
        Net deferred taxes ..............    $(1,600,000)          $(3,500,000)
                                             ===========           ===========

7. OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

     Crown Media adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998. This statement requires companies to report in their financial statements certain information about operating segments, their services, the geographic areas in which they operate and their major customers.

     All of Crown Media's material operations are part of the international pay television programming service industry and therefore Crown Media reports as a single industry segment. Crown Media does not have operating decision authority through its minority investments in the Kermit Channel (note 5) and Odyssey Holdings (note 5). Consequently, selected operating and asset data of the Kermit Channel and Odyssey Holdings are not included in the following table.

     Foreign operations for the three months ended March 31, 2000 were conducted in 7 countries in the Scandinavia/Benelux region, 16 countries in the Asia Pacific region, 19 countries in the Latin America region, 15 countries in the Europe region and 2 countries in the Africa region. Information relating to Crown Media's continuing operations is set forth in the following table (operating income (loss) is defined as revenue less costs of goods sold and general and administrative expenses; home office costs are reflected in the United States' operating income (loss) and are not allocated to other geographic regions):



                                    REVENUE FROM         REVENUE FROM          OPERATING         IDENTIFIABLE
                                 UNRELATED ENTITIES    RELATED ENTITIES      INCOME (LOSS)           ASSETS
                                                                    (IN MILLIONS)
THREE MONTHS ENDED MARCH 31,
  1999:
  United States ..............     $           0.0     $           0.6      $          (5.5)     $           7.8
  Scandinavia/Benelux ........                 1.0                 0.0                 (0.5)                 4.8
  Asia Pacific ...............                 1.6                 0.0                 (0.5)                 4.5
  Latin America ..............                 1.9                 0.0                 (0.3)                 4.5
  Europe .....................                 1.6                 0.0                 (1.2)                15.6
  Africa .....................                 0.6                 0.0                  0.2                  1.0
                                   ---------------     ---------------      ---------------      ---------------
                                   $           6.7     $           0.6      $          (7.8)     $          38.2
                                   ===============     ===============      ===============      ===============
THREE MONTHS ENDED MARCH 31,
  2000:
  United States ..............     $           0.0     $           0.5      $          (8.7)     $          13.1
  Scandinavia/Benelux ........                 1.0                 0.0                 (0.0)                 2.6
  Asia Pacific ...............                 1.3                 0.0                 (0.8)                 4.8
  Latin America ..............                 2.9                 0.0                  0.4                  3.5
  Europe .....................                 3.0                 0.0                  0.0                 12.9
  Africa .....................                 0.6                 0.0                  0.2                  1.2
                                   ---------------     ---------------      ---------------      ---------------
                                   $           8.8     $           0.5      $          (8.9)     $          38.1
                                   ===============     ===============      ===============      ===============

                     CROWN MEDIA, INC. AND ITS SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The countries in the Asia Pacific region and Latin America region have experienced illiquidity, volatile currency exchange rates and interest rates, and reduced economic activity. Crown Media will be affected in the foreseeable future by economic conditions in these regions, although it is not possible to predict the extent of such impact.

     No customer accounted for more than 10% of Crown Media's revenue for the three months ended March 31, 1999 and 2000.

8. RELATED PARTY TRANSACTIONS

     NOTE RECEIVABLE - HALLMARK ENTERTAINMENT

     During 1998, Crown Media invested $25.0 million of the proceeds from the issuance of Class B common stock to Chase, in a note receivable from Hallmark Entertainment. The interest rate on this note is 7%, and payment of the outstanding principal and interest is due on demand. Included in the demand note and interest receivables from affiliate in the accompanying March 31, 2000 consolidated balance sheet is principal of $17.3 million. Interest receivable of $400,000 was included in demand note and interest receivable from affiliate in the accompanying condensed consolidated balance sheet as of March 31, 2000.

     PROGRAM LICENSE AGREEMENT WITH HALLMARK ENTERTAINMENT DISTRIBUTION

     The primary supplier of programming to Crown Media is Hallmark Entertainment Distribution. Crown Media has a program agreement with Hallmark Entertainment Distribution through December 31, 2004, which is renewable through December 31, 2009 at Hallmark Entertainment Distribution's option. Under the terms of the agreement, Crown Media has the exclusive right to exhibit Hallmark Entertainment Distribution's programming in the territories in which Crown Media operates during three distinct 18-month time periods. Crown Media also has the exclusive right to exhibit programming in markets where it does not currently operate, subject to any third party agreement existing at the time Crown Media launches in those markets. In addition, under the agreement, Hallmark Entertainment Distribution is generally obligated to sell to Crown Media and Crown Media is obligated to purchase all of the programming it produces during the term of the agreement.

     Programming costs related to the program agreement were $2.8 million and $3.3 million for the three months ended March 31, 1999 and 2000, respectively. As of December 31, 1999 and March 31, 2000, $34.6 million and $38.0 million, respectively, are included in license fees payable to Hallmark Entertainment Distribution in the accompanying condensed consolidated balance sheets.

     SERVICES AGREEMENT WITH HALLMARK ENTERTAINMENT

     Hallmark Entertainment, its subsidiaries and various affiliates, provide Crown Media with services that include payroll, legal, financial, tax and other general corporate services. For each of the three months ended March 31, 1999 and 2000, Crown Media has accrued $125,000 under the agreement.


     DEMAND NOTE

     In November 1999, Crown Media entered into an agreement, as amended, with HC Crown Corporation, an affiliate of Hallmark Cards, under which HC Crown Corporation agreed to lend Crown Media up to $40.0 million. Amounts borrowed under this agreement bear interest at 130% of the Applicable Federal Rate as set forth in the Internal Revenue Code, with the interest compounding on an annual basis. Amounts outstanding are due on demand. As of December 31, 1999 and March 31, 2000, principal and accrued interest under the agreement were approximately $12.7 million and $30.4 million, respectively, both of which are included in notes and interest payable to affiliates on the accompanying condensed consolidated balance sheets.

9. SUBSEQUENT EVENTS

     CROWN MEDIA HOLDINGS, INC. REORGANIZATION AND INITIAL PUBLIC OFFERING

     On May 9, 2000 Crown Media Holdings completed transactions that resulted in a reorganization and initial public offering of its stock. As a result of the transactions, Crown Media Holdings owns 100% of Crown Media and 77.5% of Odyssey Holdings. Crown Media Holdings initial public offering resulted in net proceeds of approximately $128 million. Crown Media Holdings intends to use the net proceeds to fund investment in or advances to Crown Media and Odyssey Holdings to fund their businesses. For further information, refer to Crown Media Holdings prospectus dated May 3, 2000.

                  ODYSSEY HOLDINGS, L.L.C. AND ITS SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 As of December 31,   As of March 31,
                                                       1999               2000
                                                 -----------------   ---------------
                       ASSETS                                          (UNAUDITED)
CURRENT ASSETS:
       Cash and cash equivalents                 $    19,485,074     $    19,674,908
       Accounts receivable, less allowance
          for doubtful                                 5,063,473           4,651,662
          accounts of $737,000 and $762,000,
          respectively
       Program license fees, net of
          accumulated amortization                    21,561,515          26,155,000
       Other current assets                              176,707             388,000
                                                 ---------------     ---------------
            Total current assets                      46,286,769          50,869,570
                                                 ---------------     ---------------


Restricted cash                                          339,535             339,535
Program license fees, net of current portion          59,991,936          59,627,000
Property and equipment, net                            4,662,692           5,481,762
Subscriber acquisition fees, net                      25,610,000          24,812,467
Other assets, net of current portion                     220,833             244,001
                                                 ---------------     ---------------
            Total assets                         $   137,111,765     $   141,374,335
                                                 ===============     ===============


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

Note: The condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  ODYSSEY HOLDINGS, L.L.C. AND ITS SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONTINUED)

                                               As of December 31,   As of March 31,
                                                      1999               2000
                                               ------------------   ---------------
            LIABILITIES & EQUITY                                      (UNAUDITED)
CURRENT LIABILITIES:
       Accounts payable                         $       176,664     $       102,156
       Accrued liabilities                            5,495,314           4,010,232
       Deferred compensation                          3,290,000           3,429,000
       License fees payable to affiliates:
           The Jim Henson Company                     7,500,000           7,500,000
           Hallmark Entertainment Distribution       27,126,921          30,267,000
       License fees payable to third parties          3,834,281           7,165,000
       Subscriber acquisition fee payable                                27,210,000
       Other                                                                231,064
                                                ---------------     ---------------
            Total current liabilities                47,423,180          79,914,452
                                                ---------------     ---------------

LONG-TERM LIABILITIES:
       Deferred compensation                          3,421,000           4,130,000
       License fees payable to affiliates:
          The Jim Henson Company                      8,214,286             714,286
          Hallmark Entertainment Distribution        20,530,040          23,528,711
       License fees payable to third parties          6,466,312           4,474,938
       Subscriber acquisition fees payable           27,210,000
Commitments and contingencies
Redeemable preferred interest                        25,000,000          25,000,000
Members' equity (deficit)                            (1,153,053)          3,611,948

                                                ---------------     ---------------
            Total liabilities and members'
              equity (deficit)                  $   137,111,765     $   141,374,335
                                                ===============     ===============


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  ODYSSEY HOLDINGS L.L.C. AND ITS SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------
                                                        1999              2000
REVENUES:
    Subscriber Fees:
       Affiliates                                   $    825,000      $  1,343,529
       Non-affiliates                                    691,649           751,936
                                                    ------------      ------------
          Total subscriber fees                        1,516,649         2,095,465

    Advertising                                        3,021,703         2,162,259
    Other                                                276,729            78,742
                                                    ------------      ------------
          Total revenues                               4,815,081         4,336,466
                                                    ------------      ------------

COST OF SALES:
    Programming costs:
       Affiliates                                        830,000         5,381,988
       Non-affiliates                                    340,000         1,326,101
    Production costs                                   1,473,861         1,300,097
    Marketing and promotion costs                      3,247,783         4,459,199
    Amortization of subscriber acquisition
       fees                                                   --         1,082,612
                                                    ------------      ------------

          Total cost of sales                          5,891,644        13,549,997

General and administrative expenses                    4,158,750         6,317,501
                                                    ------------      ------------

          Loss from operations                        (5,235,313)      (15,531,032)

Interest income, net                                    (329,603)         (296,033)

                                                    ------------      ------------
          Net loss                                  $ (4,905,710)     $(15,234,999)
                                                    ============      ============

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  ODYSSEY HOLDINGS, L.L.C. AND ITS SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                     1999          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ................................................    $ (4,905,710)  $(15,234,999)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Amortization of program license fees ..................       1,170,000      6,708,089
     Amortization of subscriber acquisition fees ...........              --      1,082,612
     Depreciation and amortization of property and
        equipment ..........................................          62,265        389,340
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable ........        (256,869)       411,811
         Decrease in due to/from affiliates.................         (75,237)            --
         Gross additions to program license fees ...........     (12,221,804)   (10,936,638)
         Increase in subscriber acquisition fees ...........              --       (285,079)
         Increase in prepaid and other current assets ......        (789,138)      (234,461)
         Decrease in accounts payable and accrued
           liabilities .....................................        (751,987)    (1,328,526)
         Increase in deferred compensation..................       1,617,231        848,000
         Decrease in license fee payable....................        (581,494)       (21,905)
                                                                ------------   ------------
               Net cash used in operating activities .......     (16,732,743)   (18,601,756)
                                                                ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ...................        (394,031)    (1,208,410)
                                                                ------------   ------------
               Net cash used in investing
                  activities ...............................        (394,031)    (1,208,410)
                                                                ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributions .................................              --     20,000,000
     Payments on term loans.................................        (500,000)            --
                                                                ------------   ------------
               Net cash (used in) provided by financing
                  activities ...............................        (500,000)    20,000,000
                                                                ------------   ------------

               Net increase (decrease) in cash and
                  cash equivalents .........................     (17,626,774)       189,834


Cash and cash equivalents, beginning of period .............      38,979,682     19,485,074
                                                                ------------   ------------

Cash and cash equivalents, end of period ...................    $ 21,352,908   $ 19,674,908
                                                                ============   ============

Supplemental disclosure of cash and non-cash activities:
     Interest paid .........................................    $    (11,996)  $         --
                                                                ============   ============


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  ODYSSEY HOLDINGS L.L.C. AND ITS SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BUSINESS AND ORGANIZATION

     ORGANIZATION

     National Interfaith Cable Coalition, Inc. ("National Interfaith Cable Coalition"), VISN Management Corp. ("VISN Management Corp."), a wholly-owned subsidiary of National Interfaith Cable Coalition, Liberty Media Corporation ("Liberty Media") and Vision Group Inc. ("VGI"), a wholly-owned subsidiary of Liberty Media, entered into an agreement, effective July 1, 1995, to form The F&V Channel, L.L.C. ("F&V") as a Delaware limited liability company. At that time, VISN Management Corp. and VGI transferred their assets and liabilities to F&V in exchange for 51% and 49%, respectively, of the membership interests in F&V. In November 1996, F&V formed a wholly-owned subsidiary, Odyssey Productions, Ltd., to produce a number of its television programs. During 1997, F&V changed its name to Odyssey Holdings, L.L.C. ("Odyssey Holdings").

     On November 13, 1998, Odyssey Holdings entered into an amended and restated operating agreement (the "Company Agreement") with its members. The Company Agreement provided for the admittance of Henson Cable Networks, Inc. ("HCN"), a wholly-owned subsidiary of The Jim Henson Company, Inc. ("The Jim Henson Company"), and Crown Media, Inc. ("Crown Media"), through a wholly-owned subsidiary. Under the terms of the Company Agreement, HCN and Crown Media each agreed to pay $50.0 million, payable in installments, for a 22.5% common equity interest in Odyssey Holdings. As a result of these transactions, the common equity interest for VISN Management Corp., VGI, The Jim Henson Company and Crown Media (collectively the "Members") were 22.5%, 32.5%, 22.5% and 22.5%, respectively.

     On May 9, 2000 Crown Media Holdings, Inc. ("Crown Media Holdings") acquired 77.5% of the common equity interest in Odyssey Holdings (see Note 9).

     Odyssey Holdings initially operated the Odyssey Network as a pay television channel in the United States dedicated primarily to religious programming. In April 1999, Odyssey Holdings relaunched the Odyssey Network as a channel dedicated to high quality family programming.

     LIQUIDITY

     On May 9, 2000 Crown Media Holdings completed transactions that resulted in a reorganization and initial public offering of its stock. As a result of the transactions, Crown Media Holdings owns 100% of Crown Media and 77.5% of Odyssey Holdings. Crown Media Holdings' initial public offering resulted in net proceeds of approximately $127.9 million (see note 9).

     In addition, Crown Media Holdings is currently negotiating with a group of banks to obtain a $100.0 million credit facility ("credit facility"). Crown Media Holdings believes the proceeds from the initial public offering and credit facility will be sufficient to meet the liquidity needs of both Crown Media and Odyssey Holdings, through at least the next 18 months. There is no assurance that Crown Media will be able to obtain additional funds, either through borrowings or the issuance of additional equity, on satisfactory terms or at all.

     Odyssey Holdings has incurred substantial net losses through March 31, 2000 as it acquired programming rights and expanded its distribution. Odyssey Holdings expects to incur losses in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the accounts of Odyssey Holdings consolidated with the accounts of its wholly-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated.

     INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Odyssey Holdings' unaudited condensed consolidated financial statements should be read in conjunction with Odyssey Holdings' audited consolidated financial statements and notes. For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 1999 included in Crown Media Holdings' prospectus dated May 3, 2000.

     COMPREHENSIVE INCOME

     Odyssey Holdings has adopted SFAS No. 130, "Reporting Comprehensive Income," effective for the year ended December 31, 1998. This statement establishes standards for the reporting and presentation of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Aside from net loss, there are no other comprehensive income items for the months ended March 31, 1999 and 2000.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Odyssey Holdings intends to adopt the new accounting standard in the first quarter of 2001, but does not expect it to have a material effect on our financial statements.

3. PROGRAM LICENSE FEES

     Program license fees are the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 63, "Financial Reporting by Broadcasters," program rights are deferred and then amortized on a straight-line basis over their license periods (the "airing windows") or anticipated usage, whichever is shorter. At the inception of these contracts and periodically thereafter, Odyssey Holdings evaluates the recoverability of these costs versus the revenues associated with the program and related expense. Where an evaluation indicates that a programming contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss.

     Program license fees consist of the following:

                                                                   As Of
                                                                   -----
                                                    December 31, 1999   March 31, 2000
     Program license fees --- affiliates ........    $    90,479,710   $    90,976,795
     Program license fees --- non-affiliates ....         19,399,539        14,869,833
                                                     ---------------   ---------------
     Program license fees, at cost ..............        109,879,249       105,846,628
     Accumulated amortization ...................        (28,325,798)      (20,064,628)
                                                     ---------------   ---------------
     Program license fees, net ..................    $    81,553,451   $    85,782,000
                                                     ===============   ===============

4.  Property and Equipment

     Property and equipment consist of the following:

                                                                          As Of
                                                                          -----
                                                          December 31, 1999    March 31, 2000
     Furniture, fixtures and equipment ...............     $     2,865,970    $     3,350,312
     Production equipment ............................           2,294,003          2,296,067
     Exhibit booth ...................................             667,038            419,103
     Leasehold improvements ..........................             377,460            658,230
                                                           ---------------    ---------------
        Property and equipment, at cost ..............           6,204,471          6,723,712
     Less -- Accumulated depreciation and amortization
                                                                (1,541,779)        (1,241,950)
                                                           ---------------    ---------------
         Property and equipment, net .................     $     4,662,692    $     5,481,762
                                                           ===============    ===============

5.  Income Taxes

     No provision has been made in the accompanying consolidated financial statements for federal or state income taxes as the liability for such income taxes is the responsibility of the Members.

6.  Senior Credit Facility

     In May 1999, Odyssey Holdings obtained from The Bank of New York Company, Inc. ("BNY"), a $30.0 million Senior Credit Facility (as amended, the "Senior Credit Facility"), including a $10.0 million sublimit for letters of credit, for a term of five years. There were no borrowings under the Senior Credit Facility and it was terminated by Odyssey Holdings in May 2000.

7.  Capital Contributions

     In February 2000, both Crown Media and The Jim Henson Company each contributed $10.0 million to Odyssey Holdings as required by the Company Agreement. These contributions were the final scheduled installments by both Crown Media and The Jim Henson Company as required under the Company Agreement.

8.  Related Party Transactions

     On November 13, 1998, Odyssey Holdings entered into a program license agreement with the National Interfaith Cable Coalition ("NICC Program License Agreement") under which Odyssey Holdings licenses programming from the National Interfaith Cable Coalition for distribution within the United States. The agreement terminates upon termination of the Company Agreement. The National Interfaith Cable Coalition is obligated to furnish a minimum of 200 hours of programming each year under the program license agreement.

     Under the NICC Program License Agreement, Odyssey Holdings has agreed to advance an annual program license fee of $5.0 million, payable in quarterly installments and subject to adjustment in accordance with the terms of the Company Agreement as discussed below. The advance is treated as an advance payment against programs undertaken to be produced or acquired by the National Interfaith Cable Coalition.

     Under the Company Agreement, the advance will be an amount equal to the sum of $3.5 million and, so long as VISN Management Corp. owns the preferred interest in the Company, $1.5 million multiplied by the quotient of the preferred liquidation preference (as adjusted under certain circumstances) divided by $25.0 million. The $3.5 million portion of this fee is increased annually based on the Consumer Price Index. The National Interfaith Cable Coalition is required to use these payments solely for programming related activities.

     Odyssey Holdings also licenses programming for distribution in the United States from Hallmark Entertainment Distribution and The Jim Henson Company under separate program license agreements, each dated as of November 13, 1998. Under each program agreement, Odyssey Holdings generally licenses made-for-television movies and miniseries owned or controlled by Hallmark Entertainment Distribution and The Jim Henson Company, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution or The Jim Henson Company for Odyssey Holdings. Each program agreement has a term of five years and is automatically renewable for additional three-year periods, subject to rate adjustments, so long as Hallmark Entertainment Distribution or The Jim Henson Company, as applicable, or their affiliates, own 10% or more of Odyssey Holdings. In the event that either Hallmark Entertainment Distribution or The Jim Henson Company own less than 10% of Odyssey Holdings, the remaining term of the applicable program agreement will be two years from the date its ownership reaches that level.

9.  Subsequent Events

     CROWN MEDIA HOLDINGS, INC. REORGANIZATION AND INITIAL PUBLIC OFFERING

     On May 9, 2000 Crown Media Holdings completed transactions that resulted in a reorganization and initial public offering of its stock. As a result of the transactions Crown Media Holdings owns 100% of Crown Media and 77.5% of Odyssey Holdings. Crown Media Holdings initial public offering resulted in net proceeds of approximately $127.9 million. Crown Media Holdings intends to use the net proceeds to fund investment in or advances to Crown Media and Odyssey Holdings to fund their businesses. For further information, refer to Crown Media Holdings' prospectus dated May 3, 2000.

                           CROWN MEDIA HOLDINGS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached pro forma financial information, condensed financial statements and the prospectus of Crown Media Holdings dated May 3, 2000.


OVERVIEW

     Crown Media and Odyssey Holdings have historically operated as separate entities and their results will only be reported on a consolidated basis with us from the effective date of the reorganization and offering. As a result, and in accordance with generally accepted accounting principles, we have presented separate, rather than combined, historical financial data for Crown Media and Odyssey Holdings. Crown Media accounts for H&H Programming-Asia, of which it owns a 50% interest, and Odyssey Holdings, of which it owns a 22.5% interest, in the consolidated financial statements of Crown Media using the equity method of accounting.

     Crown Media Holdings' acquisition of Crown Media will be accounted for as a reorganization of entities under common control. Our acquisition of the additional 55% interest in Odyssey Holdings will be accounted for using the purchase method of accounting. With the completion of the offering and the reorganization, Odyssey Holdings will be consolidated with us and will no longer be accounted for using the equity method of accounting.

     REVENUES

     Our revenues consist primarily of subscriber fees and advertising revenue. Subscriber fees are payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. Subscriber fee revenues are recorded net of promotional subscribers. Prices vary according to:

     o    market;

     o the relative position in the market of the distributor and the channel;

     o    the packaging arrangements for the channel; and

     o other commercial terms such as platform exclusivity and length of term.

In some circumstances, distributors provide minimum revenue guarantees.

     Our channels' growth in subscriber fees has been driven primarily by:

     o    expansion of our channels into new markets;

     o    new distribution agreements for our channels in existing markets; and

     o    growth in the number of multi-channel homes.

     Advertising sales are made on the basis of a price per advertising spot or per unit of audience measurement (for example, a ratings point). Prices vary on a market-by-market basis. Rates differ within markets depending on audience demographics.

     In markets where regular audience measurements are available, our advertising rates are calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed investment level by the advertiser. In these countries, we commit to provide advertisers certain rating levels in connection with their advertising. Revenue is recorded net of estimated shortfalls, which are usually settled by providing the advertiser additional advertising time. In other markets, our advertising rates are calculated on the basis of cost per advertising spot or package of advertising spots, and the price varies by audience level expected (but not measured) during a particular time slot. This is the predominant arrangement in the countries outside the United States in which we sell advertising time.
Advertising rates also vary by time of year based on seasonal changes in television viewership.

     COST OF SALES

     Our cost of sales consist primarily of program license fees and the cost of signal distribution, dubbing and subtitling, marketing, and creating the promotional segments that are aired between programs. In the United States, we pay certain television distributors one-time subscriber acquisition fees to carry our channels. However, internationally, the market does not require us to pay these fees. Subscriber acquisition fees are capitalized and amortized over the term of the applicable distribution agreement. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the expenses we incur against the revenues directly associated with each agreement. New market launches can require significant up front investments in program license fees, signal distribution, dubbing and subtitling, marketing, and promotional segments and creative production. Initial revenues from new market launches generally trail expenses by three to six months. We expect cost of sales to continue to increase in the future as we enter new markets and expand programming to support our advertising strategy.


     GOODWILL

     As a result of the reorganization we believe we have generated a significant amount of goodwill, which we expect to amortize on a straight-line basis over the next 20 years. The amount of goodwill that we amortize in any given year will be treated as a charge against earnings under generally accepted accounting principles. If we are required to write-off our goodwill or accelerate the amortization of our goodwill, our results of operations, stockholders' equity or profitability could be materially adversely affected.

     We have engaged an independent firm to complete a valuation of Odyssey Holdings that will provide the basis for the allocation of its purchase price. Our final calculation of goodwill is anticipated to be completed by June 30, 2000, however, the calculation is subject to further adjustments under the provisions of Accounting Principles Board Opinion 16 and related accounting pronouncements.

     INCOME TAX PROVISION

     We account for income taxes using the liability method. Under this method, we recognize deferred tax assets and liabilities for future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Crown Media has not recorded a tax benefit for federal or state tax losses since these losses have been used by our parent and will not be available to us. Crown Media has recorded a tax provision related to foreign taxes and to establish a deferred tax liability as required for certain timing items.

     Subscriber fees are subject to withholding tax in many of the foreign jurisdictions in which we currently operate at rates ranging from 5% to 20%. Crown Media attempts to take advantage of reduced withholding rates pursuant to any treaties between the United States and foreign taxing jurisdictions to the extent available.

     Foreign withholding tax may be claimed as a credit against Crown Media's U.S. tax liability, subject to certain limitations. Any amounts not allowed as a credit in the year generated may be carried back to the two preceding tax years and then forward to the five succeeding tax years. Alternatively, if taxes cannot be claimed as a credit during these carry back and carryover periods, an election may be made to claim these taxes as a deduction, thus resulting in a tax benefit to the extent of Crown Media's tax rate and its ability to use such deductions. Tax losses may only be used to offset taxable income. To the extent losses are limited, such excess losses may be carried back to the two preceding tax years and then forward to the 20 succeeding tax years.

     Crown Media has generated tax losses since its inception and there is no certainty that Crown Media will generate taxable income in the future. Crown Media's policy is to establish a valuation allowance against its tax credits and tax losses until such time that realization is reasonably assured.

     We will generate goodwill as a result of the reorganization and any amortization of such goodwill for financial reporting purposes is not deductible for tax purposes. Consequently, our effective tax rate will be higher than the statutory rate as a result of such non-deductible goodwill.

     As a result of the reorganization, Odyssey Holdings will be consolidated for financial reporting purposes but not for tax purposes. Odyssey Holdings is treated as a partnership for tax purposes and will be allocated income and losses pursuant to the amended and restated company agreement of Odyssey Holdings.

CROWN MEDIA AND ITS SUBSIDIARIES

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Revenues. Total revenues increased $2.0 million, or 27%, to $9.3 million for the three months ended March 31, 2000, from $7.3 million for the three months ended March 31, 1999. This increase was due primarily to a $2.0 million increase in subscriber fees resulting from new market launches and expanded distribution in existing markets. The number of subscribers increased to 22.5 million at March 31, 2000 from 12.2 million at March 31, 1999, or 84%. Subscribers increased at a higher rate than subscriber revenues as we added additional subscribers with initial promotional periods. During 1999, Crown Media launched the Hallmark Entertainment Network in the following new territories: Argentina, India, Philippines, Romania and Russia. No new territories were launched in the first quarter of 2000. Ninety-four percent of total revenues in the first quarter of 2000 were earned internationally.

     Cost of sales. Cost of sales increased $200,000, or 2%, to $10.8 million for the three months ended March 31, 2000, from $10.6 million for the three months ended March 31, 1999. Cost of sales as a percent of total revenue decreased from 146% in first quarter 1999 to 117% in first quarter 2000. This decrease was due primarily to a $1.6 million decrease in programming costs which was offset by a $1.8 million increase in signal distribution and language preparation costs. Programming costs decreased as a result of the continued refinement of our program acquisition and scheduling processes which enabled us to more efficiently utilize our licensed program rights. Signal distribution and language preparation costs increased primarily due to new territories served.

     General and administrative expenses. General and administrative expenses increased $2.8 million, or 64%, to $7.3 million for the three months ended March 31, 2000, from $4.5 million for the three months ended March 31, 1999. General and administrative expenses as a percent of total revenue increased from 61% in first quarter 1999 to 79% in first quarter 2000. This increase primarily reflects increased costs associated with supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels.

     Loss from operations. Loss from operations was $8.9 million for the three months ended March 31, 2000, as compared to a loss from operations of $7.8 million for the three months ended March 31, 1999. The $1.1 million increase in the loss from operations for the three months ended March 31, 2000 from the three months ended March 31, 1999 was attributable to the factors discussed above.

     Equity in net losses of unconsolidated subsidiaries. Equity in net losses of unconsolidated subsidiaries increased $2.6 million, or 102%, to $5.2 million for the three months ended March 31, 2000, from $2.6 million for the three months ended March 31, 1999. This increase was primarily due to higher net losses incurred by Odyssey Holdings during the first quarter of 2000 as compared to first quarter 1999. Equity in net losses of unconsolidated subsidiaries increased by $2.3 million due to Odyssey Holdings increased net losses as it implements its strategy to reach new subscribers and advertisers. See Odyssey Holdings' Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Interest (income) expense, net. Net interest expense of $303,000 for the three months ended March 31, 2000 is a result of interest on increased borrowing to fund operations. Net interest income of $370,000 was earned for the three months ended March 31, 1999 was earned primarily from a note receivable from Hallmark Entertainment.

     Income tax provision. Income tax provision increased $1.5 million to $2.1 million for the three months ended March 31, 2000, from $626,000 for the three months ended March 31, 1999. The increase was attributable to deferred tax liabilities resulting from the allocation to Crown Media of Odyssey Holdings tax losses in excess of book losses.

     Net loss. Net loss was $15.5 million for the three months ended March 31, 2000 as compared to a net loss of $10.6 million for the three months ended March 31, 1999. The $4.9 million increase in the net loss for three months ended March 31, 2000 was attributable to the factors discussed above.


     LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, Crown Media has financed its operations primarily through loans, advances and equity contributions from Hallmark Entertainment, Inc. and its affiliates, in addition to the issuance in 1998 of $50.0 million of Class B common stock to Chase Equity Associates. Hallmark Entertainment, Inc. does not have any obligation to provide, and we do not currently expect to receive, financial support from Hallmark Entertainment, Inc. As of March 31, 2000 Crown Media had obligations representing license fees for programming, payables and notes payable to affiliates of $38.0 million, $7.8 million, and $30.3 million, respectively. As of March 31, 2000, receivables were $12.5 million, the current portion of program license fees was $11.7 million and cash and cash equivalents were $6.1 million.

     Cash used in operating activities was $12.0 million and $10.4 million for the three months ended March 31, 1999 and 2000, respectively. Net cash used was used primarily to fund operating expenditures related to net losses of $10.6 million and $15.5 million in the first quarter of 1999 and 2000, respectively. The decrease in cash used from 1999 to 2000 was due primarily to lower payments for programming assets as Crown Media refined its program acquisition and scheduling processes to more efficiently utilize its licensed program rights and decrease payments for programming assets. Additionally Crown Media increased its accounts payable and accrued expenses balances.

     Cash provided by investing activities was $8.9 million for the three months ended March 31, 1999 and cash used in investing activities was $3.5 million for the three months ended March 31, 2000. Cash used in investing activities in 2000 was for the purchase of property and equipment. Cash provided by investing activities in 1999 resulted from Hallmark Entertainment, Inc.'s $10.0 million repayment on a loan.

     Cash provided by financing activities was $2.4 million and $16.2 million for the three months ended March 31, 1999 and 2000, respectively. The increase in cash provided by financing activities from 1999 to 2000 resulted primarily from a $16.2 million borrowing from an affiliate. Additionally, during the three months ended March 31, 2000 Crown Media received $10.0 million in capital contributions, which were used to fund the obligation to Odyssey Holdings of $10.0 million.

     In connection with our growth strategy, we expect that Crown Media Holdings will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. Crown Media Holdings is currently committed to spend more than $50.0 million for programming and more than $25.0 million for distribution over the next 12 months. Crown Media Holdings also expects to make capital expenditures of more than $20.0 million to complete construction of the network operating center over the same period. We are currently negotiating with a group of banks to obtain a $100.0 million credit facility ("credit facility"). We believe the proceeds from the initial public offering and credit facility will be sufficient to meet the liquidity needs of both Crown Media and Odyssey Holdings, through at least the next 18 months. There is no assurance that Crown Media will be able to obtain additional funds, either through borrowings or the issuance of additional equity, on satisfactory terms or at all.

expand our business. We cannot assure you that we will be able to obtain the needed additional funds, either through borrowings or the issuance of additional equity, on terms we believe are satisfactory, or at all. Any additional equity financings could result in dilution to our existing investors. Any debt financings will likely increase our interest expense and may impose restrictive covenants.

                            ODYSSEY HOLDINGS, L.L.C.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached pro forma financial information, condensed financial statements and the prospectus of Crown Media Holdings dated May 3, 2000.

OVERVIEW

     Odyssey Holdings distributes the Odyssey Network in the United States to
26.7 million subscribers as of March 31, 2000 through more than 50 pay television distributors. The Company has signed long-term agreements with AT&T, Time Warner and DirecTV, the three largest distributors. The nine largest pay television distributors in the United States account for approximately 80% of all pay television subscribers. Odyssey Holdings plans to enter into long-term distribution contracts with the remaining six pay television distributors with which no signed agreement exists currently.

     Predecessors of Odyssey Holdings operated under various names as a primarily religious network, with viewer demographics skewed to viewers over the age of 55, which are not generally targeted as broadly by advertisers. Most advertising was in the form of infomercials. After extensive market analysis in 1998, Odyssey Holdings discovered that most family-based programming was designed to appeal to children and that potential audience and revenue opportunities were being limited. Odyssey Holdings concluded that family programming targeting adults and also appealing to children leads to families watching television together, resulting in larger audiences and viewer demographics that were more attractive to advertisers.

     Odyssey Holdings relaunched the network in April 1999 with a strategy to make it "the first network for today's family." This includes featured programming from Hallmark Entertainment and The Jim Henson Company libraries, as well as programming from the National Interfaith Cable Coalition for 30 hours of weekly faith and values-based programming. The Company also licenses programming from third-party providers.

     REVENUES

     The Company derives substantially all of its revenues from subscriber fees and advertising sales. Subscriber fees come in the form of charges to the various pay television distributors on a monthly basis for the right to broadcast the Odyssey Network. Generally, these distribution agreements last six to ten years and include annual increases of both subscribers and the per-subscriber fee. Advertising sales are generated on the basis of a price per advertising spot and per unit of audience rating.

     COST OF SALES

     Odyssey Holdings' cost of sales consists of program license fees, cost of signal distribution, interstitial and creative production, marketing expenses and subscriber acquisition fees. Program license fees are capitalized and amortized based on the term of the applicable program contract. One-time subscriber acquisition fees are paid to certain cable television distributors who will carry the network. These fees are capitalized and amortized over the term of the applicable distribution agreement.




RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Revenues. Total revenues decreased $479,000, or 9.9%, to $4.3 million in the first quarter 2000, from $4.8 million in the first quarter 1999. Subscriber revenue in the first quarter of 2000 increased 40.0% to $2.1 million, from $1.5 million in the prior year's period, reflecting the increase in paying subscribers and rates. The number of subscribers decreased to 26.7 million at March 31, 2000 from 28.0 million at March 31, 1999, or 4.6 %. This decrease in subscribers is the result of discontinuing distribution to the C-band market and refocusing efforts on cable and DBS markets. Advertising and other revenue declined to $2.2 million during the quarter, from $3.3 million in the first quarter of 1999, reflecting an intentional shift at the Odyssey Network away from paid programming and infomercials to traditional retail advertising and, in connection with the retail advertising, the establishment in the first quarter of 2000 of a $1.5 million reserve for audience deficiency units.

     Cost of sales. Cost of sales increased $7.7 million or 130%, to $13.6 million in the first quarter 2000 from $5.9 million in the first quarter 1999. The increase was primarily due to increases in affiliated programming costs, marketing and promotion costs and subscriber acquisition fees. Affiliated programming costs increased $4.6 million due to Odyssey Holdings' investments in additional and higher quality programming. Marketing and promotional costs increased $1.2 million due to a larger print/media advertising campaign as compared to the prior quarter. The $1.1 million increase in subscriber acquisition fees was due to fees to be paid on a distribution contract that was entered into subsequent to the first quarter 1999.

     General and administrative expenses. General and administrative expenses increased $2.2 million or 51.9%, to $6.3 million in the first quarter 2000 from $4.2 million in the first quarter 2000. This increase was primarily due to increased staffing levels related to the relaunch of the network in April 1999.

     Loss from operations. Loss from operations increased $10.3 million or 197%, to $15.5 million in the first quarter 2000 from $5.2 million in the first quarter 1999. The increase in the operating loss in the current year was attributable to the factors discussed above.

     Interest income net. Net interest income was $296,000 in the first quarter 2000 as compared to $330,000 in the first quarter 1999. Invested cash balances were somewhat lower in the first quarter 2000 as compared to the first quarter 1999.

     Net loss. Net loss increased $10.3 million or 211%, to $15.3 million in the first quarter 2000 from $4.9 million in the first quarter 1999. The increase in net loss in the current year was primarily a result of the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, Odyssey Holdings has financed its operations primarily through equity contributions from its members. In connection with the admittance of subsidiaries of The Jim Henson Company and Crown Media as members in 1998, each of these new members agreed to contribute $50.0 million, payable in installments. The final installment was paid in February 2000. Each member received a 22.5% common equity interest in exchange for its contribution. A total of $40.0 million was paid by the new members in each of 1998 and 1999, and the balance of $20.0 million was paid in February 2000, for a total of $100.0 million. The entire amount of equity contributions was received according to this payment schedule. As of March 31, 2000, Odyssey Holdings had current liabilities of $79.9 million, consisting of license fees payable to affiliates totaling $37.8 million, license fees payable to third parties totaling $7.2 million, accounts payable and accrued liabilities totaling $4.1 million, and deferred compensation totaling $3.4 million. As of March 31, 2000, Odyssey Holdings had current assets of $50.9 million, consisting primarily of cash of $19.7 million, accounts receivable of $4.7 million and program license fees of $26.2 million.

     Cash used in operating activities was $16.7 million and $18.6 million for the three months ended March 31, 1999 and 2000, respectively. Net cash used was used primarily to fund operating expenditures related to net losses of $4.9 million, and $15.2 million for the three months ended March 31, 1999 and 2000, respectively.

     Cash used in investing activities was $0.4 million and $1.2 million for the three months ended March 31, 1999 and 2000, respectively. Net cash used was used for capital expenditures. The increase in capital expenditures was due primarily to investments in post-production and computer equipment in connection with the relaunch of the Odyssey Network in 1999.

     Cash used by financing activities was $0.5 million term loan repayments for the three months ended March 31, 1999. Cash provided by financing activities was $20.0 million of capital contributions for the three months ended March 31, 2000.

     Odyssey Holdings expects to continue to make significant investments in programming, marketing and subscriber acquisitions over the next several years. On May 9, 2000 Crown Media Holdings Inc. ("Crown Media Holdings") completed transactions that resulted in a reorganization and initial public offering of its stock. As a result of the transactions, Crown Media Holdings owns 100% of Crown Media and 77.5% of Odyssey Holdings. Crown Media Holdings' initial public offering resulted in net proceeds of approximately $127.9 million.

     Crown Media Holdings is currently negotiating with a group of banks to obtain a $100.0 million credit facility ("credit facility"). Crown Media Holdings believes the proceeds from the initial public offering and credit facility will be sufficient to meet the liquidity needs of both Crown Media and Odyssey Holdings, through at least the next 18 months. There is no assurance that Crown Media will be able to obtain additional funds, either through borrowings or the issuance of additional equity, on satisfactory terms or at all.

     For information regarding planned expenditures and possible future financings, please see "Crown Media and Its Subsidiaries - Liquidity and Capital Resources" on page 31.

RISK FACTORS THAT MAY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

If we do not successfully address the risks described below, our business, prospects, financial condition, results of operations or cash flow could be materially adversely affected. The trading price of our Class A common stock could decline because of any of these risks.

                         RISKS RELATING TO OUR BUSINESS

     OUR BUSINESS HAS INCURRED NET LOSSES SINCE INCEPTION AND MAY CONTINUE TO INCUR LOSSES.

     The Hallmark Entertainment Network and the Odyssey Network both have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of March 31, 2000, we had a pro forma accumulated deficit of approximately $150.0 million and pro forma goodwill of $245.6 million. On a pro forma basis, amortization of goodwill would have resulted in a $3.1 million charge to earnings for the three months ended March 31, 2000.

     As a result of the foregoing we may not achieve or sustain profitability.

If we are not able to achieve or sustain profitability, the trading price of our Class A common stock may fall significantly. In addition, we could experience increased capital needs in the future if our losses are greater, or continue for longer, than we anticipate.

     WE MAY NEED TO RAISE ADDITIONAL FUNDS, WHICH MAY NOT BE AVAILABLE.

     We will need to raise additional funds to operate and expand our business. We may not be able to obtain the needed additional funds, through borrowings or the issuance of additional equity, on acceptable terms or at all. If we cannot raise needed funds on acceptable terms, we may not be able to:

     o expand our United States and international distribution as anticipated;

     o    grow our advertising revenues;

     o    remain current with evolving industry standards;

     o    take advantage of future opportunities; or

     o    respond to competitive pressure.

     BECAUSE WE DEPEND ON HALLMARK ENTERTAINMENT, INC. FOR A SIGNIFICANT PORTION OF OUR PROGRAMMING, THE LOSS OR INTERRUPTION OF THAT PROGRAMMING WOULD SEVERELY DISRUPT OUR OPERATIONS AND SERVICES.

     We may be unable to implement our operating strategy successfully without the continued availability and commercial success of programming from Hallmark Entertainment, Inc. Under our program agreements with a subsidiary of Hallmark Entertainment, Inc., we are required to license substantially all of the programming owned or controlled by Hallmark Entertainment, Inc. for the markets in which we operate during the five-year term of the agreements. If this programming were to become unavailable or unsuccessful for any reason during the term of the program agreements, we could be unable to obtain alternative programming of equivalent quality and popularity or on terms as favorable to us. Consequently, any significant interruption in the supply of programming from Hallmark Entertainment, Inc. for any reason could hinder our ability to attract and retain subscribers, generate revenues and achieve profitability.

     IF WE ARE UNABLE TO OBTAIN PROGRAMMING FROM PARTIES OTHER THAN HALLMARK ENTERTAINMENT, INC., WE MAY BE UNABLE TO INCREASE OUR SUBSCRIBER BASE.

     We compete with other pay television channel providers for the acquisition of programming. If we fail to continue to obtain programming on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs of acquiring alternative programming and the growth of our subscriber base could be hindered.

     IF OUR PROGRAMMING DECLINES IN POPULARITY, OUR SUBSCRIBER FEES AND ADVERTISING REVENUE COULD FALL.

     The success of our programming depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming to decline in popularity, which could cause a decline in both advertising and subscriber fee revenues. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. In particular, our ability to react effectively may be limited by our obligation to license programming from Hallmark Entertainment, Inc., The Jim Henson Company and the National Interfaith Cable Coalition, each of which has standards that limit the types of programming that they will provide to us. In addition, our competitors may have more flexible programming arrangements, as well as greater volumes of production, distribution and capital resources, and may be able to react more quickly to shifts in tastes and interests. We may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming.

     IF WE ARE UNABLE TO INCREASE OUR ADVERTISING REVENUE, WE MAY BE UNABLE TO ACHIEVE PROFITABILITY.

     If we fail to increase our advertising revenue, we may be unable to achieve and sustain profitability, or expand our business. We expect that over time the portion of our revenues derived from the sale of advertising time on our channels will increase. We have a limited history of marketing and selling advertising time. Our ability to achieve advertising revenue growth in the future will depend in large part on our ability to expand our sales and marketing organization. We may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience, and our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors.

     HALLMARK ENTERTAINMENT, INC. CONTROLS US AND THIS CONTROL COULD CREATE CONFLICTS OF INTEREST OR INHIBIT POTENTIAL CHANGES OF CONTROL.

     Hallmark Entertainment, Inc. controls all of our outstanding shares of Class B common stock, representing more than 90% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment, Inc.'s control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Class A common stock. As a result, the market price of our Class A common stock or our business could suffer. Hallmark Entertainment, Inc.'s control relationship with us also could give rise to conflicts of interest, including:

     o conflicts between Hallmark Entertainment, Inc., as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

     o conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by Hallmark Entertainment, Inc. or its other affiliates, on the other hand; or

     o conflicts related to existing or new contractual relationships between us, on the one hand, and Hallmark Entertainment, Inc. and its affiliates, on the other hand.

     In addition, persons serving as directors, officers or employees of both us and Hallmark Entertainment, Inc. may have conflicting duties to each. For example, it is currently contemplated that Robert A. Halmi, Jr. will continue in his current positions as our Chairman of the Board and as President and Chief Executive Officer of Hallmark Entertainment, Inc., which could create potential conflicts of interest. As a result, it is possible that we may receive less favorable contractual terms from Hallmark Entertainment, Inc. than if none of our officers or directors had any affiliation with Hallmark Entertainment, Inc.

     WE COULD LOSE THE RIGHT TO USE THE NAME "HALLMARK ENTERTAINMENT" BECAUSE WE

     HAVE LIMITED-DURATION TRADEMARK LICENSE AGREEMENTS, WHICH COULD HARM OUR BUSINESS.

     We license the name "Hallmark Entertainment" from Hallmark Cards under a three-year trademark license agreement dated as of August 1, 1999. Many of our international subscribers may now associate our programming with the name "Hallmark Entertainment." If Hallmark Cards fails to renew the trademark license agreement for any reason, including our failure to meet minimum programming thresholds dependent on programming provided by its affiliates or to comply with Hallmark Cards' programming standards as determined in its sole discretion, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and revenues.

     IF OUR THIRD-PARTY SUPPLIERS FAIL TO PROVIDE US WITH NETWORK INFRASTRUCTURE SERVICES ON A TIMELY BASIS, OUR COSTS COULD INCREASE AND OUR GROWTH COULD BE HINDERED.

     We currently rely on third parties to supply key network infrastructure services, including uplink, playback, transmission and satellite services, which are available only from limited sources. We have occasionally experienced delays and other problems in receiving communications equipment, services and facilities and may, in the future, be unable to obtain such services, equipment or facilities on the scale and within the time frames required by us on terms we find acceptable, or at all. If we are unable to obtain, or if we experience a delay in the delivery of, such services, we may be forced to incur significant unanticipated expenses to secure alternative third party suppliers or adjust our operations, which could hinder our growth and reduce our revenues and profitability.

     WE DO NOT HAVE COMPLETE CONTROL OVER ODYSSEY HOLDINGS, WHICH COULD HINDER OUR ABILITY TO EXPAND THAT BUSINESS.

     Our ability to react to business opportunities that may arise for Odyssey Holdings and our ability to raise capital for it is limited. Under an agreement relating to Odyssey Holdings, The Jim Henson Company has certain protective rights requiring its consent, including:

     o    entering into any merger or consolidation;

     o    creating or issuing equity interests;

     o    incurring debt in excess of $50.0 million;

     o    distributing programming through free broadcast or transmission;

     o    transferring assets valued in excess of $500,000; and

     o    transferring our interests in Odyssey Holdings to a third party.

In addition, a stockholders agreement signed upon the completion of the offering requires:

     o that we broadcast at least 10 hours weekly of faith and values-based programming

     o that we broadcast at least 30 hours weekly of programming provided by the National Interfaith Cable Coalition; and

     o that the National Interfaith Cable Coalition consent to the transfer of our interests in Odyssey Holdings.

Our ability to implement strategies may be limited if we do not receive these required consents from The Jim Henson Company or the National Interfaith Cable Coalition.

     WE MAY HAVE TO INCUR SIGNIFICANT CAPITAL EXPENDITURES IN ORDER TO ADAPT TO

     TECHNOLOGICAL CHANGE.

     The pay television industry has been, and is likely to continue to be, subject to:

     o rapid and significant technological change, including continuing developments in technology which do not presently have widely accepted standards; and

     o frequent introductions of new services and alternative technologies, including new technologies for providing video services.

We expect that new technologies will emerge that may be superior to, or may not be compatible with, some of our current technologies, which may require us to make significant capital expenditures to remain competitive. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services that meet customer demands and evolving industry standards. We rely in part on third parties for the development of, and access to, communications and network technology. As a result, we may be unable to obtain access to new technology on a timely basis or on satisfactory terms. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies, our business, prospects, financial condition or results of operations could be materially adversely affected.

     IF WE ARE UNABLE TO RETAIN KEY EXECUTIVES AND OTHER PERSONNEL, OUR GROWTH COULD BE INHIBITED AND OUR BUSINESS HARMED.

     Our success depends on the expertise and continued service of Robert A. Halmi, Jr., David J. Evans and Margaret A. Loesch, and on our ability to hire additional personnel to accommodate our anticipated growth. If we fail to attract, hire or retain the necessary personnel, or if we lose the services of our key executives, we may be unable to implement our business plan or keep pace with developing trends in our industry. We do not carry key person life insurance on all of our personnel, nor is the insurance that we do carry necessarily sufficient to cover the losses that we would incur in the event we lose one of our key executives to death or disability.

     WE ARE SUBJECT TO THE RISKS OF DOING BUSINESS OUTSIDE THE UNITED STATES.

     A significant portion of our revenues were generated from foreign operations. Certain foreign laws, regulations and judicial procedures may not be as protective of programmer rights as those which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. To the extent that significant currency fluctuations result in materially higher costs to any of our foreign customers, those customers may be unable or unwilling to make the required payments. We are subject to delays in access to courts and to the remedies local laws impose in order to collect our payments and recover our assets. In the future, we may experience problems with collecting accounts due from foreign customers, which would adversely affect our revenues and income. Our growth and profitability may suffer also as a result of, among other matters, competitive pressures on video delivery, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or affecting a particular customer.

     OUR CURRENT AND FUTURE OPERATIONS IN EMERGING MARKETS MAY BE HARMED BY THE INCREASED POLITICAL AND ECONOMIC RISKS ASSOCIATED WITH THESE MARKETS.

     We currently broadcast in several foreign markets where market economies have only recently begun to develop, and we may expand these operations in the future. If the governments in these markets adopt more restrictive economic policies, we may not be able to continue operating, or to implement our expansion plans, in those markets. More generally, we are exposed to certain risks, many of which are beyond our control, inherent in operating in emerging market countries. These risks include changes in laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes), differing degrees of protection for intellectual property and the instability of emerging market economies, currencies and governments.

     THE AMOUNT OF OUR GOODWILL MAY HINDER OUR ABILITY TO ACHIEVE PROFITABILITY.

     As a result of the reorganization, we have generated a significant amount of goodwill, which we expect to amortize on a straight-line basis over the next 20 years. The amount of goodwill that we amortize in any given year will be treated as a charge against earnings under generally accepted accounting principles; as a result, the amortization of our goodwill may hinder our ability to achieve profitability. If we are required to write-off our goodwill or accelerate the amortization of our goodwill, our results of operations, stockholders' equity or profitability could be materially adversely affected.

                         RISKS RELATING TO OUR INDUSTRY

     COMPETITION COULD REDUCE OUR CHANNEL REVENUES AND OUR PROFITABILITY.

     We operate in the pay television business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment companies that have substantially greater resources than we have, our operating margins and market share could be reduced, and the growth of our business inhibited. In particular, we compete for distribution with other pay television channels and, when distribution is obtained, compete for viewers and advertisers with pay television channels, broadcast television networks, radio, the Internet and print media. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, television, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information. In addition, future technological developments may affect competition within this business.

     A continuing trend towards business combinations and alliances in both the domestic and foreign communications industry may create significant new competitors for us. Many of these combined entities will have resources far greater than ours. These combined entities may provide bundled packages of programming, delivery and other services that compete directly with the products we offer. These entities may also offer services sooner and at more competitive rates than we do. In addition, these alliances may benefit from both localized content and the local political climate.

     We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future pricing levels as competition increases. Our failure to achieve or sustain market acceptance of our programming at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would harm our business.

     NEW DISTRIBUTION TECHNOLOGIES MAY FUNDAMENTALLY CHANGE THE WAY WE DISTRIBUTE OUR CHANNELS AND COULD SIGNIFICANTLY DECREASE OUR REVENUES.

     The advent of digital technology is likely to accelerate the convergence of broadcast, telecommunications, Internet and other media and could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies, including lower retail rates for video services. These changes could fundamentally affect the scale, source and volatility of our revenue streams, cost structures and profitability, and may require us to significantly change our operations. There is a risk that our business and prospects will be harmed by these changes or that we will not identify or adapt to them as quickly as our competitors do.

     THE EXPANSION OF DIGITAL DISTRIBUTION IN OUR MARKETS MAY INCREASE COMPETITION FOR VIEWERS, RATINGS AND RELATED ADVERTISING REVENUES.

     The increased capacity of digital distribution platforms, including the introduction of digital terrestrial television, may reduce the competition for the right to carry channels and allow development of extra services at low incremental cost. Therefore, increased digital capacity could lower barriers to entry for competing channels, and place pressure on our operating margins and market position. A greater number of channels would likely increase competition among channels for viewers and advertisers, which could affect our ability to attract advertising and new distribution at desired pricing levels, and could therefore hinder or prevent the growth of our subscriber base.

     IF WE FAIL TO COMPLY WITH APPLICABLE GOVERNMENT REGULATIONS, OUR BUSINESS COULD BE HARMED.

     If, as a provider of television channels, we fail to comply with applicable present or future government regulations in any markets in which we operate, we could be prohibited from operating in those markets and could be subject to monetary fines, either of which would increase our operating costs, reduce our revenues and limit our ability to achieve profitability. The scope of regulation to which we are subject varies from country to country, although in many significant respects a similar approach is taken to the regulation of broadcasting across all of the markets in which we operate. Typically, broadcasting regulation in each of the countries in which we operate requires that domestic broadcasters and platform providers secure broadcasting licenses from the domestic broadcasting authority. Additionally, most nations have broadcasting legislation and regulations which set minimum standards regarding program content, prescribe minimum standards for the content and scheduling of television advertisements and provide that a certain portion of programming carried by broadcasters be produced domestically and to some degree be sourced from domestic production companies who are independent of the broadcaster.

     Moreover, broadcasting regulations are generally subject to periodic and on-going governmental review and legislative initiatives which may, in the future, affect the nature of programming we are able to offer and the means by which it is distributed. The timing, scope or outcome of these reviews could be unfavorable to us, and any changes to current broadcasting legislation or regulations could require adjustments to our operations.

                          SPECIAL NOTE WITH RESPECT TO
                           FORWARD-LOOKING INFORMATION

     We have made some statements which constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed above, in other parts of the this Form 10-Q and in our prospectus dated May 3, 2000. We are under no duty to update any of the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2000, the decline of the fair value of the fixed income portfolio would not be material. We do not currently engage in any currency hedging transactions.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Initial Public Offering

          On May 9, 2000, we completed an initial public offering of 10,000,000 shares of our Class A common stock. All of the shares were sold pursuant to a registration statement on Form S-1 (File No. 333-95573) that was declared effective by the SEC on May 3, 2000. The managing underwriters for the offering were Donaldson, Lufkin & Jenrette, Lehman Brothers, Salomon Smith Barney and DLJdirect Inc. All of the shares were sold by us at a price of $14.00 per share, resulting in gross proceeds of $140.0 million. After payment of $8.75 million to the underwriters and $12.1 million of estimated additional expenses, our total net proceeds from the offering were approximately $127.9 million.

          Since the effective date of the registration statement through June 9, 2000, we have used $30.0 million of the net proceeds to pay outstanding programming payables to Hallmark Entertainment, an affiliate, and the remaining proceeds have been invested in short term and cash equivalent investments until they are needed for our operating expenses. These uses of proceeds from our offering do not represent a material change from the anticipated uses described in the prospectus included in our registration statement.

Reorganization

         In connection with the initial public offering, we entered into a reorganization transaction pursuant to which we issued an aggregate of 19,329,578 shares of our Class A common stock and 30,670,422 shares of our Class B common stock. All of these shares were issued in exchange for outstanding direct and indirect ownership interests in Odyssey Holdings, Crown Media, and the Kermit Channel. The shares were issued to accredited investors only in a transaction exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of that Act. In order to rely upon this exemption, we made inquiries into the status of each investor, made no general solicitation or offering of the shares, and placed restrictions upon transfer of the shares issued, among other things.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.  OTHER INFORMATION

          On May 1, 2000, we launched the Hallmark Entertainment Network in the United Kingdom to approximately 3.5 million digital subscribers under an exclusive agreement with BSkyB, a large pay television distributor in the U.K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CROWN MEDIA HOLDINGS, INC.
                                           (Registrant)



Date: June 9, 2000                  /s/ David J. Evans
                                    --------------------------------------------
                                    David J. Evans
                                    President, Chief Executive Officer and
                                    Director
                                    (PRINCIPAL EXECUTIVE OFFICER)




Date: June 9, 2000                  /s/ William J. Aliber
                                    --------------------------------------------
                                    William J. Aliber
                                    Chief Financial Officer and Secretary
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX



EXHIBIT #                  DESCRIPTION
---------                  -----------
  27                       FINANCIAL DATA SCHEDULE