Form 10-Q
period 2000-06-30
CROWN MEDIA HOLDINGS INC
filed 2000-08-14
CIK 1103837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO
                                      ---     ---

As of August 1, 2000, 29,329,578 shares of the Issuer's Class A Common Stock, $.01 par value, and 30,670,422 shares of the Issuer's Class B Common Stock, $.01 par value, were outstanding.

                                TABLE OF CONTENTS


                                         PART I: FINANCIAL INFORMATION
                                                                                                            PAGE
                                                                                                            ----
ITEM 1.    Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
         Introductory Comments.............................................................................  2
         Pro Forma Condensed Consolidated Statements of Operations -
          Three and Six Months Ended June 30, 1999 and 2000................................................  2
         Management's Discussion and Analysis of Pro Forma Results of Operations...........................  2
         Condensed Consolidated Balance Sheets -
          December 31, 1999 and June 30, 2000..............................................................  3
         Condensed Consolidated Statements of Operations -
          Three and Six Months Ended June 30, 1999 and 2000................................................  4
         Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1999 and 2000..........................................................  5
         Notes to Condensed Consolidated Financial Statements..............................................  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............. 16
         Risk Factors that May Affect Our Business, Operating Results and Financial Condition.............. 22

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk........................................ 27


                                           PART II: OTHER INFORMATION


ITEM 1.  Legal Proceedings................................................................................. 28
ITEM 2.  Changes in Securities and Use of Proceeds......................................................... 28
ITEM 3.  Defaults Upon Senior Securities................................................................... 28
ITEM 4.  Submission of Matters to a Vote of Security Holders............................................... 28
ITEM 5.  Other Information................................................................................. 28
ITEM 6.  Exhibits and Reports on Form 8-K.................................................................. 28

         Signatures........................................................................................ 29

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Introductory Comments

The Condensed Consolidated Financial Statements of Crown Media Holdings, Inc. ("Crown Media Holdings") included herein have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999, included in Crown Media Holdings' prospectus dated May 3, 2000. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year 2000.

The Condensed Consolidated Financial Statements of Crown Media Holdings include the assets, liabilities and results of Crown Media International, Inc. ("Crown Media International") for all periods presented. The assets, liabilities and results of Odyssey Holdings, L.L.C. ("Odyssey Holdings") are included in the Condensed Consolidated Financial Statements from May 9, 2000. On that date, Crown Media Holdings completed a reorganization which included the acquisition of 100% of Crown Media International and 77.5% of Odyssey Holdings. Crown Media Holdings considers Crown Media International as a predecessor corporation. Unaudited pro forma information combining the results of operations of Crown Media Holdings, Crown Media International, and Odyssey Holdings, as if a reorganization and acquisition involving these entities had occurred January 1 of the periods presented is contained in Note 6 to the Condensed Consolidated Financial Statements.

A summary of Crown Media Holdings' unaudited Pro Forma Condensed Consolidated Statements of Operations and related Management's Discussion and Analysis of Pro Forma Results of Operations have been included to provide a comparative basis for users of Crown Media Holdings' financial information. The aforementioned summary and related discussion immediately follow these introductory comments.

The following unaudited pro forma information presents a summary of the condensed consolidated results of operations of Crown Media Holdings, Crown Media International, and Odyssey Holdings as if the reorganization and acquisition had occurred at January 1st of the periods presented, along with certain pro forma adjustments to give effect to amortization of goodwill, equity in net losses of unconsolidated subsidiaries, minority interests, and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                 CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three Months            For the Six Months
                                                    Ended June 30,                  Ended June 30,
                                                1999            2000             1999           2000
                                             ------------    ------------    ------------    ------------
       Total revenues                          11,398,812      15,877,040      23,522,288      29,506,590

       Total cost of sales                     20,624,821      30,139,136      37,152,941      54,525,121
       General and administrative expenses     13,259,316      20,529,977      22,054,726      35,251,530
       Amortization of goodwill                 3,132,078       3,132,078       6,264,156       6,264,156
                                             ------------    ------------    ------------    ------------

       Loss from operations                   (25,617,403)    (37,924,151)    (41,949,535)    (66,534,217)
       Equity in net losses of
         unconsolidated subsidiaries
         and investment expenses               (1,260,134)       (970,522)     (2,316,187)     (2,324,944)

       Minority interest in net loss            2,887,260         812,688       3,991,046       4,240,563
       Interest income, net                       673,791         155,840       1,373,708         149,320
                                             ------------    ------------    ------------    ------------

       Net loss before income taxes           (23,316,486)    (37,926,145)    (38,900,968)    (64,469,278)
       Income tax provision                      (111,907)       (317,585)       (338,091)       (551,854)
                                             ------------    ------------    ------------    ------------

       Net loss                              ($23,428,393)   ($38,243,730)   ($39,239,059)   ($65,021,132)
                                             ============    ============    ============    ============

       Weighted average number of
         Class A and Class B shares
         Outstanding                           60,000,000      60,000,000      60,000,000      60,000,000

       Loss per share                        $      (0.39)   $      (0.64)   $      (0.65)   $      (1.08)


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PRO FORMA RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

     The following discussion concerns, and should be read in conjunction with, the condensed pro forma consolidated statements of operations. The condensed pro forma statements of operations include results of Odyssey Holdings as if Odyssey Holdings was acquired at January 1 of each of the periods. Additionally, the following discussion should be read in conjunction with the attached condensed consolidated financial statements and the prospectus of Crown Media Holdings dated May 3, 2000.

     Revenues. Total revenues for the three and six months ended June 30, 2000 increased $4.5 million and $6.0 million, respectively, which represent increases of 39.3% and 25.4%, respectively, over the comparable periods in 1999. Crown Media Holdings is currently changing its focus of earning revenues from a primarily subscriber-based revenue stream to additionally include advertising revenues. Advertising and other revenues increased $1.7 million and $801,000 for the three and six months ended June 30, 2000, which represent increases of 60.4% and 12.5%, respectively, over the comparable periods in 1999. Advertising and other revenues increased reflecting Crown Media Holdings' growing subscriber base and expanding advertising infrastructure. The aforementioned increases in total revenues were also attributable to $2.8 million and $5.2 million increases in subscriber fees revenues for the three and six months ended June 30, 2000, respectively, over the comparable periods in 1999. Subscriber fees revenues resulted from new market launches and expanded distribution in existing markets. Crown Media Holdings' subscribers of Hallmark Entertainment Network and Odyssey Network as of June 30, 2000, increased 31.7% to 54.9 million, compared to June 30, 1999. Additionally, the Kermit Channel had 5.9 million subscribers at June 30, 2000. Subscribers increased at a higher rate than subscriber revenues as we added additional subscribers with initial promotional periods. On May 1, 2000, the Hallmark Entertainment Network was launched in the United Kingdom to approximately 3.5 million digital subscribers. After June 30, 2000, the Hallmark Entertainment Network was also launched to approximately 1.2 million subscribers in Israel and to approximately 250,000 subscribers in Hungary. Sixty-six percent of total revenues in the second quarter of 2000 were earned internationally.

     Cost of sales. Cost of sales for the three and six months ended June 30, 2000, increased $9.5 million and $17.4 million, respectively, which represent increases of 46.1% and 46.8%, respectively, over the comparable periods in 1999. These increases were primarily due to increases of $5.5 million and $10.1 million, respectively, in affiliated programming costs, increases of $1.1 million and $2.2 million, respectively, in subscriber acquisition fees, and increases of $4.5 million and $7.1 million, respectively, in operating costs for the aforementioned periods. Affiliated programming costs for the three and six months ended June 30, 2000, increased due to Crown Media Holdings' investments in additional and higher quality programming. Subscriber acquisition fees for the three and six months ended June 30, 2000, were attributable to fees to be paid on a distribution contract that was entered into subsequent to December 31, 1999. Additionally, operating costs rose as Crown Media Holdings expanded existing markets and launched the Hallmark Entertainment Network in the United Kingdom and Turkey during the second quarter 2000 and prepared to launch the Hallmark Entertainment Network in Israel in July 2000. Total cost of sales increased reflecting the increased infrastructure, certain key senior management additions, and costs associated with supporting new markets. Cost of sales as a percentage of total revenue increased to 189.8% and 184.8% for the three and six months ended 2000 from 180.9% and 157.9% for the three and six months ended 1999.

     General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2000, increased $7.3 million and $13.2 million, respectively, which represent increases of 54.8% and 59.8%, respectively, over the comparable periods in 1999. These increases include a $6.9 million increase in salaries and benefits at Crown Media Holdings primarily related to stock option expense in the first six months of 2000. These increases also reflect increased costs associated with supporting expanded distribution in existing markets and new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels. General and administrative expenses as a percentage of total revenue increased to 129.3% and 119.5% for the three and six months ended 2000 from 116.3% and 93.8% for the three and six months ended 1999.

     Loss from operations. Loss from operations for the three and six months ended June 30, 2000, increased $12.3 million and $24.6 million, respectively, which represent increases of 48.0% and 58.6%, respectively, over the comparable periods in 1999. The aforementioned increases in loss from operations for the three and six months ended June 30, 2000, are attributable to the factors discussed above.

     Interest income, net. Net interest income was $156,000 and $149,000, respectively, for the three and six months ended June 30, 2000, and $674,000 and $1.4 million, respectively, for the three and six months ended June 30, 1999. The decrease in net interest income for the three and six months ended June 30, 2000, from the comparable periods in 1999 was the result of interest on increased borrowings to fund operations and a decrease in cash available for investment. Net interest income was earned for the three and six months ended June 30, 1999, primarily from a note receivable from Hallmark Entertainment and investments made by Odyssey Holdings.

     Net loss. Net loss for the three and six months ended June 30, 2000, increased $14.8 million and $25.8 million, respectively, which represent increases of 63.2% and 65.7%, respectively, over the comparable periods in 1999. The aforementioned increases in net loss for the three and six months ended June 30, 2000, are attributable to the factors discussed above.

                 CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                     As of December 31,   As of June 30,
                                                                           1999                2000
                                                                     ------------------   ---------------
                                                                                            (unaudited)
ASSETS:
  Cash and cash equivalents                                           $     3,865,455    $    98,286,912
  Accounts receivable, less allowance for doubtful accounts of
      $695,409 and $2,684,574, respectively                                 7,184,999         16,047,420
  Receivables from unconsolidated subsidiaries                              1,628,642          4,095,157
  Demand note and interest receivable from affiliate                           33,625                 --
                                                                      ---------------    ---------------
      Total receivables                                                     8,847,266         20,142,577
                                                                      ---------------    ---------------
  Program license fees, net of accumulated amortization                    10,845,675         41,071,404
  Subtitling and dubbing, net of accumulated amortization                     976,431          1,147,816
  Prepaids and other assets                                                   852,396          2,524,925
                                                                      ---------------    ---------------
      Total current assets                                                 25,387,223        163,173,634
  Program license fees, net of current portion                              7,735,657         66,289,404
  Subtitling and dubbing, net of current portion                            3,594,659          4,053,456
  Subscriber acquisition fees, net                                                 --         23,854,008
  Property and equipment, net                                               7,984,587         21,211,231
  Investment in Odyssey Holdings                                           35,362,626                 --
  Goodwill, net                                                                    --        246,405,396
  Prepaids and other assets, net of current portion                           981,462          2,340,444
                                                                      ---------------    ---------------
      Total assets                                                    $    81,046,214    $   527,327,573
                                                                      ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
  Accounts payable and accrued liabilities                            $     5,493,053    $    22,410,706
  Subscriber acquisition fees payable                                              --         27,209,620
  License fees payable to Hallmark Entertainment Distribution              34,605,831         44,745,799
  License fees payable to The Jim Henson Company                                   --          7,500,000
  License fees payable to National Interfaith Cable Coalition                      --          2,559,800
  Payable to Hallmark Cards                                                        --          1,410,183
  Payable to Hallmark Entertainment                                         9,242,744          8,352,103
  Notes and interest payable to affiliates                                 22,710,670         37,543,047
  Deferred compensation                                                     3,250,000          6,345,535
  Deferred programming revenue                                              2,153,786          1,115,762
                                                                      ---------------    ---------------
      Total current liabilities                                            77,456,084        159,192,555
  Accrued liabilities and other                                                18,491          4,781,970
  License fees payable to Hallmark Entertainment Distribution                      --         23,676,621
  License fees payable to The Jim Henson Company                                   --          2,127,159
  Investment in the Kermit Channel                                          1,043,322          3,368,266
  Deferred compensation                                                     3,556,988          6,997,932
  Deferred income taxes                                                     1,600,000                 --

  Commitments and contingencies

  Minority interest                                                                --         25,000,000

  Predecessor Class B common stock subject to put and call, $.01 par value; 1,000 shares authorized; issued and outstanding
       shares of 136.1 as of December 31, 1999                             60,338,173                 --

STOCKHOLDERS' EQUITY (DEFICIT):
  Predecessor Class A common stock, $.01 par value; 2,000
       shares authorized; issued and outstanding shares of
       1,088.9 as of December 31, 1999                                             11                 --
  Class A common stock, $.01 par value; 150,000,000 shares
       authorized as of June 30, 2000; issued and outstanding shares
       of 29,329,578 as of June 30, 2000                                          --             293,296
  Class B common stock, $.01 par value; 120,000,000 shares
       authorized; issued and outstanding shares of 30,670,422
       as of June 30, 2000                                                        --             306,704
  Translation adjustment                                                          --              91,341
  Paid-in capital                                                          69,901,504        484,246,646
  Accumulated earnings (deficit)                                         (132,868,359)      (182,754,917)
                                                                      ---------------    ---------------
      Total stockholders' equity (deficit)                                (62,966,844)       302,183,070
                                                                      ---------------    ---------------
      Total liabilities and stockholders' equity (deficit)            $    81,046,214    $   527,327,573
                                                                      ===============    ===============


  The accompanying notes are an integral part of these financial statements.

                 CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 For the Three Months                For the Six Months
                                                     Ended June 30,                     Ended June 30,
                                                1999              2000              1999              2000
                                           --------------    --------------    --------------    --------------

Revenues:
  Subscriber fees                          $    6,549,449    $   10,428,857    $   13,215,234    $   19,090,660
  Advertising                                     119,699         2,371,025           152,238         2,487,756
  Other                                           685,271           712,356         1,295,342         1,226,906
                                           --------------    --------------    --------------    --------------
Total revenues                                  7,354,419        13,512,238        14,662,814        22,805,322
Cost of Sales:
  Programming costs:
      Affiliates                                3,269,690         6,822,574         6,597,544         9,703,073
      Non-affiliates                            3,170,236         3,196,504         6,376,087         5,295,221
  Subscriber acquisition cost
      amortization                                     --           597,302                --           597,302
  Other                                         5,116,832        13,240,055         9,219,603        19,096,829
                                           --------------    --------------    --------------    --------------
Total cost of sales                            11,556,758        23,856,435        22,193,234        34,692,425
General and administrative expenses             5,180,880        18,799,330         9,658,540        26,144,382
Amortization of goodwill                               --         1,962,248                --         2,374,472
                                           --------------    --------------    --------------    --------------
Loss from operations                           (9,383,219)      (31,105,775)      (17,188,960)      (40,405,957)
Equity in net losses of
  unconsolidated subsidiaries
  and investment expenses                      (4,559,619)       (2,377,670)       (7,131,680)       (7,159,966)
Interest income (expense), net                    244,955            17,866           615,269          (284,687)
                                           --------------    --------------    --------------    --------------
Net loss before income taxes                  (13,697,883)      (33,465,579)      (23,705,371)      (47,850,610)
Income tax provision                             (511,907)         (317,585)       (1,138,091)         (551,854)
                                           --------------    --------------    --------------    --------------
Net loss                                   $  (14,209,790)   $  (33,783,164)   $  (24,843,462)   $  (48,402,464)
                                           ==============    ==============    ==============    ==============
Weighted average number of
  Class A and Class B shares
  Outstanding                                  32,620,678        48,953,052        32,160,593        41,557,511

  Loss per share                           $        (0.46)   $        (0.70)   $        (0.83)   $        (1.20)




  The accompanying notes are an integral part of these financial statements.

                 CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              For the Six Months
                                                                               Ended June 30,
                                                                           1999                2000
                                                                      ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (24,843,462)     $ (48,402,464)
  Adjustments to reconcile net loss to net cash used
      in operating activities:
      Amortization of goodwill                                                    --          2,374,472
      Amortization of program license fees                                12,973,631         14,998,294
      Amortization of subscriber acquisition fees                                 --            597,302
      Depreciation and amortization of property and equipment              1,172,071          2,357,573
      Amortization of subtitling and dubbing and other assets              1,390,296            854,092
      Provision for losses on accounts receivable                            378,388          1,989,165
      Equity in net losses of unconsolidated subsidiaries                  3,541,232          7,159,966
      Amortization of equity investment basis difference                     824,448                 --
      Deferred compensation                                                2,806,988          5,427,066
      Provisions for deferred taxes                                          800,000                 --
      Changes in operating assets and liabilities:
          Increase in accounts receivable                                 (2,789,661)        (3,456,161)
          Increase in receivables from unconsolidated subsidiaries          (292,892)        (2,466,516)
          Decrease in interest receivable                                    236,830             33,625
          Gross additions to program license fees                        (14,225,075)       (19,699,131)
          Increase in subtitling and dubbing                              (1,572,732)        (1,484,274)
          Gross additions to subscriber acquisition fees                          --            (29,776)
          Increase in prepaids and other assets                              (48,884)          (448,566)
          Decrease in accounts payable and accrued liabilities            (4,563,383)          (701,537)
          Increase (decrease) in payable to Hallmark Entertainment
            Distribution                                                   6,040,482        (18,313,599)
          Decrease in deferred revenue                                    (1,229,711)        (1,133,793)
                                                                      --------------      -------------

        Net cash used in operating activities                            (19,401,434)       (60,344,262)
                                                                      --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (1,398,887)        (9,954,529)
  Cash acquired from the purchase of Odyssey Holdings                             --         13,055,435
  Proceeds from note receivable from Hallmark Entertainment               16,566,000                 --
                                                                      --------------      -------------

        Net cash provided by investing activities                         15,167,113          3,100,906
                                                                      --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock,
    net of issuance costs                                                         --        126,287,521
  Payment on Odyssey Holdings note payable                               (20,000,000)       (10,000,000)
  Capital Contributions                                                   20,000,000         10,000,000
  Borrowings from affiliates                                               4,149,894         27,674,182
  Payments on borrowings from affiliates                                          --         (2,322,264)
                                                                      --------------      -------------

       Net cash provided by financing activities                           4,149,894        151,639,439
  Effective exchange rate changes on cash                                         --             25,374
                                                                      --------------      -------------
       Net increase (decrease) in cash and cash equivalents                  (84,427)        94,421,457

Cash and cash equivalents, beginning of period                             2,876,779          3,865,455
                                                                      --------------      -------------
Cash and cash equivalents, end of period                              $    2,792,352      $  98,286,912
                                                                      ==============      =============
Supplemental disclosure of cash and non-cash activities:
    Interest paid                                                     $       21,018      $     448,943

    Income taxes paid                                                 $      338,091      $     551,854

    Accretion related to predecessor Class B common stock subject
      to put and call                                                 $    1,830,762      $   1,484,093

    Purchase of Odyssey Holdings, net of cash acquired:
      Program license fees, net                                       $           --      $  84,078,638
      Goodwill, net                                                               --        247,955,451
      Other assets, net                                                           --         10,326,407
      Accounts payable and accrued liabilities                                    --         49,197,472
      Affiliate license fees payable                                              --         64,317,147
      Minority Interest                                                           --         25,000,000
      Issuance of Class A common stock                                $           --      $ 216,901,312



The accompanying notes are an integral part of these financial statements.

                CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS AND ORGANIZATION

  ORGANIZATION

     On May 9, 2000, Crown Media Holdings, Inc. ("Crown Media Holdings") completed a reorganization in which Crown Media Holdings shares were exchanged for 100% of Crown Media International, Inc. ("Crown Media International"), formerly known as Crown Media, Inc., and 77.5% of Odyssey Holdings, L.L.C. ("Odyssey Holdings"). At the same time, Crown Media Holdings completed a public offering of 10,000,000 shares of Class A Common Stock at $14 per share. The net proceeds from this offering, after expenses and underwriting discounts and commissions, were approximately $126.3 million. We are a holding company, and, prior to the completion of the reorganization and the offering on May 9, 2000, we had no material assets, liabilities, contingent liabilities or operations. Crown Media Holdings considers Crown Media International as a predecessor corporation.

     Our condensed consolidated financial statements include the assets and liabilities of Crown Media International at their historical carrying values since both we and Crown Media International are entities under common control before and after the reorganization. The accompanying condensed consolidated financial statements also include the assets and liabilities and results of operations of Crown Media Holdings' other indirect, wholly and majority-owned subsidiaries.

     Crown Media International, a Delaware corporation, owns and operates the Hallmark Entertainment Network, a pay television channel dedicated to high quality family programming that is distributed in more than 70 countries. Crown Media International also owns 50% of, and operates, the Kermit Channel, a pay television channel featuring popular family and children's programming that is distributed primarily in India. Crown Media International began operations in June 1995 and was a majority-owned subsidiary of Hallmark Entertainment, Inc. ("Hallmark Entertainment").

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

     On November 13, 1998, Odyssey Holdings entered into an amended and restated operating agreement (the "Company Agreement") with its members. The Company Agreement provided for the admittance of Henson Cable Networks, Inc. ("HCN"), a wholly-owned subsidiary of The Jim Henson Company, Inc. ("The Jim Henson Company"), and Crown Media International, through a wholly-owned subsidiary. Under the terms of the Company Agreement, HCN and Crown Media International each agreed to pay $50.0 million, payable in installments, for a 22.5% common equity interest in Odyssey Holdings. As a result of these transactions, the common equity interest for VISN Management Corp., VGI, The Jim Henson Company and Crown Media International (collectively the "Members") were 22.5%, 32.5%, 22.5% and 22.5%, respectively.

     Odyssey Holdings initially operated the Odyssey Network as a pay television channel in the United States dedicated primarily to religious programming. In April 1999, Odyssey Holdings relaunched the Odyssey Network as a channel dedicated to high quality family programming.

     The assets and liabilities of Odyssey Holdings and its subsidiaries relating to Crown Media International's 22.5% interest in Odyssey Holdings which are owned indirectly by us following the reorganization, as well as The Jim Henson Company's 22.5% interest in Odyssey Holdings, are included in Crown Media Holdings' condensed consolidated financial statements at their historical carrying values. The acquisition of Liberty Media's 32.5% interest in Odyssey Holdings and the National Interfaith Cable Coalition's 22.5% interest in Odyssey Holdings, both of which were transferred to us as part of the reorganization, are included in our condensed consolidated financial statements at their fair market value using purchase accounting as of the date of the reorganization. No minority interest is reflected in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2000, as the common minority shareholder's interest is in a deficit position and the minority shareholder is not obligated to further fund the losses or obligations of Odyssey Holdings.

  LIQUIDITY

     Crown Media Holdings is currently negotiating with a group of banks to obtain a $100.0 million credit facility. Crown Media Holdings has signed a non-binding term sheet for this credit facility. Crown Media Holdings believes the proceeds from the initial public offering and credit facility will be sufficient to meet the liquidity needs of both Crown Media International and Odyssey Holdings, through at least the next 18 months.

     Crown Media Holdings has incurred significant recurring losses since inception and through June 30, 2000 as it acquired programming rights and expanded into new international markets. Crown Media Holdings expects to incur losses in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the consolidated accounts of Crown Media Holdings and those of its majority-owned and controlled subsidiaries. Investments in entities which are not majority-owned and controlled by Crown Media Holdings are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and deferrals) and disclosures are adequate to enable a reasonable understanding of the information presented. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Crown Media Holdings' unaudited condensed consolidated financial statements should be read in conjunction with Crown Media International's and Odyssey Holdings' audited consolidated financial statements and notes. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in Crown Media Holdings' prospectus dated May 3, 2000.

     COMPREHENSIVE INCOME


     Crown Media Holdings adopted SFAS No. 130, "Reporting Comprehensive Income," during 1998. This statement establishes standards for the reporting and presentation of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. No tax benefit has been provided on the foreign currency translation loss component for any period.

     Other comprehensive income (loss) consists of the following:


                                                        For the Three Months    For the Six Months
                                                           Ended June 30,         Ended June 30,
                      (in thousands)                      1999       2000        1999       2000
                                                        ---------  ---------   ---------  ---------

         Net Income (loss)                              $(14,210)  $(33,783)   $(24,843)  $(48,402)
                                                        --------   --------    --------   --------
         Other comprehensive income (loss), net of tax:
           Foreign currency translation adjustments           --        (25)         --        (25)
                                                        --------   --------    --------   --------
         Other comprehensive income (loss)                    --        (25)         --        (25)
                                                        --------   --------    --------   --------
         Comprehensive income (loss)                    $(14,210)  $(33,808)   $(24,843)  $(48,427)
                                                        ========   ========    ========   ========

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Crown Media Holdings intends to adopt the new accounting standard in the first quarter of 2001, but does not expect it to have a material effect on its financial statements.

     NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and dilutive potential common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 2.4 million stock options have been excluded from the calculations below for the three and six months ended June 30, 2000, as their effect would have been anti-dilutive. No stock options were outstanding for the three and six months ended June 30, 1999.

     The computation of basic and diluted net loss per share consists of the following:

                                                         FOR THE THREE MONTHS              FOR THE SIX MONTHS
         (In thousands, except share                         ENDED JUNE 30,                  ENDED JUNE 30,
            and per share amounts)                        1999          2000             1999          2000
                                                      ------------   ------------    ------------   ------------
         Net loss.................................    $    (14,210)  $    (33,783)   $    (24,843)  $    (48,402)

         Accretion related to predecessor Class
           B Common Stock subject to put and
           call...................................            (938)          (453)         (1,831)        (1,484)
                                                      ------------   ------------    ------------   ------------
                                                      $    (15,148)  $    (34,236)   $    (26,674)  $    (49,886)
                                                      ============   ============    ============   ============
         Denominator:
           Weighted average common shares
           outstanding ...........................      32,620,678     48,953,052      32,160,593     41,557,511
                                                      ============   ============    ============   ============

         Net loss per share:
           Basic and diluted loss per share.......    $      (0.46)  $      (0.70)   $      (0.83)  $      (1.20)
                                                      ============   ============    ============   ============

     RECLASSIFICATIONS

     Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications have no effect on reported net loss.

3. PROGRAM LICENSE FEES

     Program license fees are the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 63, "Financial Reporting by Broadcasters," program rights are deferred and then amortized on a straight-line basis over their license periods (the "airing windows") or anticipated usage, whichever is shorter. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs versus the revenues directly associated with the programming and related expense. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss.

     Program license fees consists of the following:


                      (in thousands)                                           As Of
                      --------------                                           -----
                                                               December 31, 1999    June 30, 2000
     Program license fees -- affiliates ....................      $ 17,361          $  97,584
     Program license fees -- non-affiliates.................        11,196             22,168
     Prepaid program license fees ..........................         6,750              6,750
                                                                  --------          ---------
          Program license fees, at cost ....................        35,307            126,502
     Accumulated amortization ..............................       (16,726)           (19,141)
                                                                  --------          ---------
              Program license fees .... ....................      $ 18,581          $ 107,361
                                                                  ========          =========


     On May 9, 2000, Crown Media Holdings acquired $84.1 million of program license fees as part of the acquisition of Odyssey Holdings.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                      (in thousands)                                           As Of
                      --------------                                           -----
                                                               December 31, 1999    June 30, 2000
     Technical equipment and computers .....................      $ 10,330          $  13,852
     Furniture, fixtures and equipment .....................           966              4,347
     Leasehold improvements ................................           461              1,437
     Construction-in-progress ..............................         1,065              8,718
                                                                  --------          ---------
       Property and equipment at cost ......................        12,822             28,354
     Accumulated Depreciation and Amortization .............        (4,837)            (7,143)
                                                                  --------          ---------
       Property and equipment, net .........................      $  7,985          $  21,211
                                                                  ========          =========

     Construction-in-progress as of June 30, 2000, consists primarily of costs incurred for an advanced global network operating center at our Englewood, Colorado, headquarters. Additionally, on May 9, 2000, Crown Media Holdings acquired $5.6 million of property and equipment as part of the acquisition of Odyssey Holdings.

5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

  THE KERMIT CHANNEL

    In May 1998, Crown Media International formed two New York limited liability companies, H&H Programming-Latin America, L.L.C. ("HHPLA") and H&H Programming-Asia, L.L.C. (collectively operating as the "Kermit Channel") with The Jim Henson Company, a New York corporation, for the purpose of developing, owning and operating pay television programming services in Latin America and Asia. HHPLA was dissolved in December 1999. Each of Crown Media International and The Jim Henson Company held a 50% interest in each of the limited liability companies and currently holds a 50% interest in the Kermit Channel. The Kermit Channel is reflected in Crown Media Holdings' financial statements using the equity method of accounting for investments. Crown Media Holdings' equity in the net loss of the Kermit Channel of approximately $1.2 million and $1.0 million for the three months ended June 30, 1999 and 2000, respectively, and $2.3 million for each of the six months ended June 30, 1999 and 2000, respectively, is included in the condensed consolidated statements of operations as equity in net losses of unconsolidated subsidiaries and investment expenses.

     Crown Media Holdings provides services to the Kermit Channel in exchange for a fee as provided in an agreement between Crown Media and the Kermit Channel. This fee, which was approximately $685,000 and $712,000 for the three months ended June 30, 1999 and 2000, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 1999 and 2000, respectively, includes direct and indirect costs incurred on behalf of the Kermit Channel, as provided by the agreements. Additionally, Hallmark Entertainment Distribution, a related-party, provides programming to the Kermit Channel in exchange for a fee through a license agreement.

  INVESTMENT IN ODYSSEY HOLDINGS, L.L.C.

     In November 1998, Crown Media International, through its wholly-owned subsidiary Hallmark Domestic Holdings, Inc., entered into an agreement to acquire a 22.5% common equity interest in Odyssey Holdings. The purchase price for Crown Media International's interest in Odyssey Holdings was $50.0 million. Pursuant to the terms of the agreement, Crown Media International paid $20.0 million of this purchase price in November 1998, an additional $20.0 million in May 1999 and the final payment of $10.0 million in February of 2000. Consequently, at December 31, 1999, Crown Media International had an outstanding note payable related to this investment, included in notes and interest payable to affiliates in the accompanying condensed consolidated balance sheet of $10.0 million.

     Crown Media International funded its February 2000 capital contribution to Odyssey Holdings with the proceeds of additional investments of $8.9 million and $1.1 million in Crown Media International by its stockholders, Hallmark Entertainment and Chase Equity Associates, L.P. ("Chase"), respectively. Hallmark Entertainment and Chase were issued 22.222 shares of predecessor Class A common stock and 2.7775 shares of predecessor Class B common stock, respectively, related to the additional funding.

     Crown Media Holdings' investment in Odyssey Holdings was reflected in the condensed consolidated financial statements using the equity method of accounting until May 9, 2000, the date of the reorganization (note 1), at which time it became a consolidated subsidiary. Crown Media Holdings' equity in the net loss of Odyssey Holdings was approximately $2.9 million and $1.4 million, respectively, for the three months ended June 30, 1999 and 2000, and $4.0 million and $4.8 million, respectively, for the six months ended June 30, 1999 and 2000. These amounts are included in the condensed consolidated statements of operations as equity in net losses of unconsolidated subsidiaries and investment expenses. Crown Media Holdings' investment in Odyssey Holdings, through the date of the reorganization, exceeded the underlying equity in the net assets of Odyssey Holdings as of the date of the investment. This goodwill was being amortized over 20 years. For the three and six months ended June 30, 1999, approximately $412,000 and $824,000 were amortized related to this difference and were reflected in equity in net losses of unconsolidated subsidiaries and investment expenses in the accompanying condensed consolidated statements of operations, respectively.

    Prior to the reorganization and acquisition, Odyssey Holdings was accounted for as an equity investment. On May 9, 2000, Crown Media Holdings acquired an additional 55% interest in Odyssey Holdings (note 6). Subsequently, Odyssey Holdings was and will be accounted for as a wholly-owned subsidiary.

6. ACQUISITION

     The acquisition of the 55% interest in Odyssey Holdings in the reorganization on May 9, 2000 has been accounted for using the purchase method of accounting. The results of operations of Odyssey Holdings have been included in the condensed consolidated financial statements since May 9, 2000. The purchase price of the 55% interest in Odyssey Holdings has been allocated among net assets of Odyssey Holdings based on the estimated fair values of net assets acquired at the date of acquisition. The excess of purchase price over identifiable net assets acquired has been allocated to goodwill in the amount of $217.0 million which is being amortized using the straight-line method over the estimated useful life of 20 years.

     The following unaudited pro forma information presents a summary of consolidated results of operations of Crown Media Holdings, Crown Media International, and Odyssey Holdings as if the acquisition had occurred at January 1st of the periods presented, along with certain pro forma adjustments to give effect to amortization of goodwill, equity in net losses of unconsolidated subsidiaries, minority interests, and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                For the Three Months             For the Six Months
                                                   Ended June 30,                   Ended June 30,
                                                1999            2000            1999            2000
                                            ------------    ------------    ------------    ------------

      Revenues:
        Subscriber fees                     $  8,633,012    $ 11,439,747    $ 17,092,175    $ 22,275,757
        Advertising                            2,080,529       3,735,678       5,134,771       6,014,668
        Other                                    685,271         701,615       1,295,342       1,216,165
                                            ------------    ------------    ------------    ------------

      Total revenues                          11,398,812      15,877,040      23,522,288      29,506,590

      Cost of Sales:
        Programming costs:
            Affiliates                         5,865,191      11,340,241      10,023,045      20,125,361
            Non-affiliates                     4,877,383       3,303,357       8,423,234       6,403,490
        Subscriber acquisition cost
            amortization                                       1,101,980                       2,184,592
        Other                                  9,882,247      14,393,558      18,706,662      25,811,678
                                            ------------    ------------    ------------    ------------

      Total cost of sales                     20,624,821      30,139,136      37,152,941      54,525,121
      General and administrative expenses     13,259,316      20,529,977      22,054,726      35,251,530
      Amortization of goodwill                 3,132,078       3,132,078       6,264,156       6,264,156
                                            ------------    ------------    ------------    ------------

      Loss from operations                   (25,617,403)    (37,924,151)    (41,949,535)    (66,534,217)
      Equity in net losses of
        unconsolidated subsidiaries
        and investment expenses               (1,260,134)       (970,522)     (2,316,187)     (2,324,944)

      Minority interest in net loss            2,887,260         812,688       3,991,046       4,240,563
      Interest income, net                       673,791         155,840       1,373,708         149,320
                                            ------------    ------------    ------------    ------------

      Net loss before income taxes           (23,316,486)    (37,926,145)    (38,900,968)    (64,469,278)
      Income tax provision                      (111,907)       (317,585)       (338,091)       (551,854)
                                            ------------    ------------    ------------    ------------

      Net loss                              $(23,428,393)   $(38,243,730)   $(39,239,059)   $(65,021,132)
                                            ============    ============    ============    ============

      Weighted average number of
        Class A and Class B shares
        Outstanding                           60,000,000      60,000,000      60,000,000      60,000,000

      Loss per share                        $      (0.39)   $      (0.64)   $      (0.65)    $    (1.08)

7. INCOME TAXES

     Crown Media Holdings accounts for income taxes using the liability method. Under this method, Crown Media Holdings recognizes deferred tax assets and liabilities for future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Since its inception and through May 9, 2000, Crown Media Holdings and its predecessor were included in the consolidated federal income tax return of Hallmark Cards, Inc. ("Hallmark"). Crown Media Holdings and its predecessor were also included in combined state income tax returns of Hallmark or Hallmark Entertainment. Crown Media Holdings and its predecessor did not have a tax sharing agreement with Hallmark or Hallmark Entertainment. Hallmark has used all federal tax losses and foreign tax credits relating to Crown Media Holdings and its predecessor. Hallmark and Hallmark Entertainment have used state tax losses relating to Crown Media Holdings and its predecessor in combined state income tax returns. Hallmark and Hallmark Entertainment will not reimburse Crown Media Holdings for the use of such tax benefits. Accordingly, Crown Media Holdings has not recorded a tax benefit for federal or state tax losses. Crown Media Holdings has recorded a tax provision related to foreign taxes for the periods prior to May 9, 2000, and has established a deferred tax liability as required for certain timing items and corresponding deferred tax assets related to anticipated future benefits available from net operating losses. Such deferred tax assets will be reduced by a valuation allowance when necessary.

     Effective May 10, 2000, Crown Media Holdings is no longer included in the consolidated federal income tax return of Hallmark. Crown Media Holdings may be included in certain combined state income tax returns of Hallmark or Hallmark Entertainment. Consequently, Hallmark Entertainment and Crown Media Holdings, entered into a tax sharing agreement. Under the tax sharing agreement, where the Hallmark Group and the Crown Group do file consolidated, combined or unitary tax returns, Crown Group will make tax sharing payments to (or receive payments from) Hallmark Entertainment equal to the taxes (or tax refunds) that Crown Group would have paid (or received) if it filed on a stand-alone basis. Such payments will be computed based on Crown Group's income, loss and other tax items beginning the day following the May 9, 2000 reorganization.

     Total income tax provision consists of the following:

                                               FOR THE THREE MONTHS             FOR THE SIX MONTHS
              (in thousands)                      ENDED JUNE 30,                  ENDED JUNE 30,
                                            ---------------------------    ---------------------------
                                                1999           2000            1999           2000
Current:
  Federal ...............................   $        --    $        --     $        --    $        --
  Foreign ...............................           112            318             338            552
  State and local .......................            --             --              --             --
                                            -----------    -----------     -----------    -----------
     Total current ......................           112            318             338            552
Deferred:
  Federal ...............................           400             --             800             --
  State and local .......................            --             --              --             --
                                            -----------    -----------     -----------    -----------
     Total deferred .....................           400             --             800             --
                                            -----------    -----------     -----------    -----------
     Total ..............................   $       512    $       318     $     1,138    $       552
                                            ===========    ===========     ===========    ===========

     The following table reconciles the income tax provision at the U.S. statutory rate to that in the financial statements:



                                               FOR THE THREE MONTHS             FOR THE SIX MONTHS
              (in thousands)                      ENDED JUNE 30,                  ENDED JUNE 30,
                                            ---------------------------    ---------------------------
                                                1999           2000            1999           2000
Taxes computed at 35% ...................   $    (4,794)   $    (11,713)  $    (8,297)   $    (16,748)
Net operating losses not benefiting Crown
  Media .................................         5,194          11,713         9,097          16,748
Additional tax on foreign income ........           112             318           338             552
                                            -----------    ------------   -----------    ------------
     Income tax provision ...............   $       512    $        318   $     1,138    $        552
                                            ===========    ============   ===========    ============

                CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of Crown Media Holdings' deferred tax assets and liabilities consist of the following:


            (in thousands)                                AS OF
                                           -------------------------------------
                                           DECEMBER 31, 1999       JUNE 30, 2000
Deferred tax assets:
  Deferred revenue ......................    $       862           $       448
  Bad debt reserve ......................            278                 1,387
  Accrued compensation ..................          1,923                 4,938
  Net operating loss ....................             --                 8,400
  Valuation allowance ...................             --               (10,152)
                                             -----------           -----------
     Total deferred tax assets ..........          3,063                 5,021
Deferred tax liabilities:
  Depreciation ..........................           (556)                 (551)
  Unconsolidated subsidiaries' losses ...         (4,015)               (4,470)
  Other .................................            (92)                   --
                                             -----------           -----------
     Total deferred tax liabilities .....         (4,663)               (5,021)
                                             -----------           -----------
        Net deferred taxes ..............    $    (1,600)          $        --
                                             ===========           ===========

     As a result of the reorganization, Crown Media Holdings acquired net deferred tax assets in excess of its prior existing net deferred tax liabilities. The offset of existing net deferred tax liabilities with net deferred tax assets acquired was treated as a reduction of the purchase price of Odyssey Holdings and, therefore, a reduction of goodwill recorded.

8. OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

     Crown Media Holdings' adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998. This statement requires companies to report in their financial statements certain information about operating segments, their services, the geographic areas in which they operate and their major customers.

     All of Crown Media Holdings' material operations are part of the domestic and international pay television programming service industry and, therefore, Crown Media Holdings reports as two industry segments. Crown Media Holdings does not have operating decision authority through its minority investment in the Kermit Channel (note 5). Consequently, selected operating and asset data of the Kermit Channel are not included in the following table.

     Information relating to Crown Media Holdings' continuing operations is set forth in the following table (operating income (loss) is defined as revenue less cost of sales and general and administrative expenses and amortization of goodwill; home office costs are reflected in the domestic operating income
(loss) and are not allocated to other geographic regions):

                                    REVENUE FROM         REVENUE FROM           OPERATING         IDENTIFIABLE
           (in millions)         UNRELATED ENTITIES    RELATED ENTITIES       INCOME (LOSS)           ASSETS
THREE MONTHS ENDED JUNE 30, 1999:
  Domestic                         $            --     $           0.7      $          (5.8)     $          10.8
  International                                6.7                  --                 (3.6)                27.4
                                   ---------------     ---------------      ---------------      ---------------
                                   $           6.7     $           0.7      $          (9.4)     $          38.2
                                   ===============     ===============      ===============      ===============


THREE MONTHS ENDED JUNE 30, 2000:
  Domestic                         $           2.7     $           1.0      $         (26.3)     $         224.1
  International                                9.8                  --                 (4.8)                32.4
                                   ---------------     ---------------      ---------------      ---------------
                                   $          12.5     $           1.0      $         (31.1)     $         256.5
                                   ===============     ===============      ===============      ===============

SIX MONTHS ENDED JUNE 30, 1999:
  Domestic                         $            --     $           1.3      $         (11.3)     $          10.8
  International                               13.4                  --                 (5.9)                27.4
                                   ---------------     ---------------      ---------------      ---------------
                                   $          13.4     $           1.3      $         (17.2)     $          38.2
                                   ===============     ===============      ===============      ===============


SIX MONTHS ENDED JUNE 30, 2000:
  Domestic                         $           2.7     $           1.5      $         (35.4)     $         224.1
  International                               18.6                  --                 (5.0)                32.4
                                   ---------------     ---------------      ---------------      ---------------
                                   $          21.3     $           1.5      $         (40.4)     $         256.5
                                   ===============     ===============      ===============      ===============


                CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The countries in the Asia Pacific region and Latin America region have experienced illiquidity, volatile currency exchange rates and interest rates, and volatile political and economic conditions. Crown Media Holdings will be affected in the foreseeable future by economic conditions in these regions, although it is not possible to predict the extent of such impact.

     No customer accounted for more than 10% of Crown Media Holdings' revenue for the three and six months ended June 30, 1999 and 2000.

9. RELATED PARTY TRANSACTIONS

     PROGRAM LICENSE AGREEMENT WITH HALLMARK ENTERTAINMENT DISTRIBUTION

     The primary supplier of programming to Crown Media International is Hallmark Entertainment Distribution. Crown Media International has two program agreements with Hallmark Entertainment Distribution through December 31, 2004, which are renewable through December 31, 2009 at Hallmark Entertainment Distribution's option. Under the terms of the agreement, Crown Media International has the exclusive right to exhibit Hallmark Entertainment Distribution's programming in the territories in which Crown Media International operates during three distinct 18-month time periods. Crown Media International also has the exclusive right to exhibit programming in markets where it does not currently operate, subject to any third party agreement existing at the time Crown Media International launches in those markets. In addition, under the agreement, Hallmark Entertainment Distribution is generally obligated to sell to Crown Media International and Crown Media International is obligated to purchase all of the programming it produces during the term of the agreement.

     Odyssey Holdings also licenses programming for distribution in the United States from Hallmark Entertainment Distribution under a program license agreement, dated November 13, 1998. Under the program agreement, Odyssey Holdings generally licenses made-for-television movies and miniseries owned or controlled by Hallmark Entertainment Distribution, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution for Odyssey Holdings. The program agreement has a term of five years and is automatically renewable for additional three-year period, subject to rate adjustments, so long as Hallmark Entertainment Distribution, as applicable, or its affiliates, own 10% or more of Odyssey Holdings. In the event that Hallmark Entertainment Distribution owns less than 10% of Odyssey Holdings, the remaining term of the applicable program agreement will be two years from the date its ownership reaches that level.

     Programming costs related to the program agreements were $3.3 million and $3.7 million for the three months ended June 30, 1999 and 2000, respectively, and $6.6 million for each of the six months ended June 30, 1999 and 2000, respectively. As of December 31, 1999 and June 30, 2000, $34.6 million and $68.4 million, respectively, are included in license fees payable to Hallmark Entertainment Distribution in the accompanying condensed consolidated balance sheets.

     SERVICES AGREEMENT WITH HALLMARK ENTERTAINMENT

     Hallmark Entertainment, its subsidiaries and various affiliates, provide Crown Media International with services that include payroll, legal, financial, tax and other general corporate services. For each of the six months ended June 30, 1999 and 2000, Crown Media International has accrued $250,000 under the agreement.

     DEMAND NOTE

     In November 1999, Crown Media International entered into an agreement, as amended, with HC Crown Corporation, an affiliate of Hallmark Cards, under which HC Crown Corporation agreed to lend Crown Media International up to $40.0 million. Amounts borrowed under this agreement bear interest at 130% of the Applicable Federal Rate as set forth in the Internal Revenue Code, with the interest compounding on an annual basis. Amounts outstanding are due on demand. As of December 31, 1999 and June 30, 2000, principal and accrued interest under the agreement were approximately $12.7 million and $37.5 million, respectively, both of which are included in notes and interest payable to affiliates on the accompanying condensed consolidated balance sheets.

     PROGRAM LICENSE AGREEMENTS

     On November 13, 1999, Odyssey Holdings entered into a program license agreement with the National Interfaith Cable Coalition ("NICC Program License Agreement") under which Odyssey Holdings licenses programming from the National Interfaith Cable Coalition for distribution within the United States. The agreement terminates upon termination of the Company Agreement. The National Interfaith Cable Coalition is obligated to furnish a minimum of 200 hours of programming each year under the program license agreement.

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

     Under the Company Agreement, the advance will be an amount equal to the sum of $3.5 million and, so long as VISN Management Corp. owns the preferred interest in the Company, $1.5 million multiplied by the quotient of the preferred liquidation preference (as adjusted under certain circumstances) divided by $25.0 million. The fee is increased annually based on the Consumer Price Index. The National Interfaith Cable Coalition is required to use these payments solely for programming related activities.

     Odyssey Holdings also licenses programming for distribution in the United States from The Jim Henson Company under a program license agreement, dated November 13, 1998. Under the program agreement, Odyssey Holdings generally licenses made-for-television movies and miniseries owned or controlled by The Jim Henson Company, as well as all programming produced by or on behalf of The Jim Henson Company for Odyssey Holdings. The program agreement has a term of five years and is automatically renewable for an additional three-year period, subject to rate adjustments, so long as The Jim Henson Company, as applicable, or its affiliates, own 10% or more of Odyssey Holdings. In the event that The Jim Henson Company owns less than 10% of Odyssey Holdings, the remaining term of the applicable program agreement will be two years from the date its ownership reaches that level.

10. SUBSEQUENT EVENTS

         In February 2000, EM.TV Merchandising AG ("EM.TV") acquired The Jim Henson Company. In July 2000, we agreed in principle with EM.TV for the acquisition by us of EM.TV's 22.5% ownership interest in Odyssey Holdings and its 50% interest in the Kermit Channel. As a result of this transaction, we will own 100% of the members' interests in Odyssey Holdings and 100% of the Kermit Channel. In consideration for these ownership interests, we will issue 5,377,721 shares of our Class A Common Stock to EM.TV. Based on our outstanding shares at July 31, 2000, the newly issued shares to EM.TV will represent after the transaction approximately 8.2% of our outstanding Class A and Class B Common Stock and 15.5% of our Class A Common Stock. The parties contemplate that EM.TV will enter into the stockholders agreement among the Company's significant stockholders. This acquisition is subject to negotiation and execution of the definitive documents, and there is no assurance that the transaction will be completed. In connection with the acquisition, we and EM.TV also plan to enter into a license agreement providing for our use of family programming of EM.TV on the Odyssey Channel.

         On August 8, 2000, the Class A Common Stock of Crown Media Holdings was listed for trading on the Stock Market of Amsterdam Exchanges under the ticker symbol "CRWN".

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and the prospectus of Crown Media Holdings dated May 3, 2000.

     The reported financial statements and data for 1999 are comprised only of the predecessor entity, Crown Media International, and its wholly-owned subsidiaries. Therefore, significant variances between 1999 and 2000 financial information exist and are, to a large extent, the result of the acquisition of Odyssey Holdings on May 9, 2000. Please refer to "Management's Discussion and Analysis of Pro Forma Results of Operations" included in "Part I: Financial Information" for further information.

     Crown Media International and Odyssey Holdings have historically operated as separate entities. The results of Odyssey Holdings are only reported on a consolidated basis with us from the effective date of the reorganization and offering. Crown Media Holdings accounts for H&H Programming-Asia, of which it owns a 50% interest, and accounted for Odyssey Holdings, of which it owned a 22.5% interest through May 9, 2000, in the consolidated financial statements using the equity method of accounting.

     Crown Media Holdings' acquisition of Crown Media International has been accounted for as a reorganization of entities under common control. Our acquisition of the additional 55% interest in Odyssey Holdings has been accounted for using the purchase method of accounting. With the completion of our initial public offering and the reorganization, Odyssey Holdings has been consolidated with us and is no longer accounted for using the equity method of accounting.

     We own and operate pay television channels dedicated to high quality family programming, which we believe represents one of the most popular television formats. We currently operate and distribute the Hallmark Entertainment Network internationally and the Odyssey Network domestically, primarily through cable and direct-to-home satellite systems. We have more than 50 million subscribers worldwide.

     Each of our channels benefits from a long-term program agreement with a subsidiary of Hallmark Entertainment, Inc. ("Hallmark Entertainment"), our parent company. These program agreements generally provide exclusive pay television access to Hallmark Entertainment's first-run presentations and extensive library of original made-for-television movies and miniseries. Hallmark Entertainment's library consists of more than 4,000 hours of programming, including eight of the 10 most highly rated made-for-television movies for the 1993 through 1999 television seasons, based on A.C. Nielson ratings. Programs contained in this library have won more than 90 Emmy Awards, Golden Globe Awards and Peabody Awards. The Odyssey Network also licenses a substantial amount of programming produced by The Jim Henson Company, Inc., a producer of popular family and children's programming, through a long-term program agreement. Programs contained within The Jim Henson Company's library have won more than 40 Emmy Awards and Peabody Awards. In addition, we and The Jim Henson Company each own 50% of the Kermit Channel. The Kermit Channel, which we operate primarily in India, features popular family and children's programming.

     We believe that with the programming we license from Hallmark Entertainment and The Jim Henson Company, we are establishing the Hallmark Entertainment Network and the Odyssey Network as destinations for viewers seeking high quality family entertainment and as attractive outlets for advertisers seeking to target these viewers. We believe our programming will continue to drive the growth in the number of our worldwide subscribers and the growth of our revenues.

     We have distribution agreements with leading pay television distributors in each of our markets. Internationally, for the Hallmark Entertainment Network, some of these include British Sky Broadcasting, Ltd., Multicanal, and United Pan-Europe Communications. In the United States, the nine largest pay television distributors account for approximately 80% of all pay television subscribers. We currently distribute the Odyssey Network on cable systems operated by each of these nine pay television distributors, and at the June 30, 2000, we had long term distribution agreements with the AT&T, Time Warner and DirecTV distribution systems, the three largest distributors. No individual pay television distributor accounted for more than 10% of our revenues or 15% of our subscribers for the year ended December 31, 1999 on a pro forma basis. We are in discussions to sign long-term agreements with the other six pay television distributors. We currently distribute the Odyssey Network to approximately 35% of all United States pay television subscribers.

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

     We derive revenues primarily from subscriber fees paid by television distributors for the right to carry our channels and from the sale of advertising time on our channels. We expect to increase the percentage of our revenues from the sale of advertising time. No individual advertiser accounted for more than 2% of our revenues for the year ended December 31, 1999, or the six months ended June 30, 2000.

     COST OF SALES

     Crown Media Holdings' cost of sales consist primarily of program license fees and the cost of signal distribution, dubbing and subtitling, marketing, and creating the promotional segments that are aired between programs. In the United States, we pay certain television distributors one-time subscriber acquisition fees to carry our channels. However, internationally, the market does not require us to pay these fees. Subscriber acquisition fees are capitalized and amortized over the term of the applicable distribution agreement. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the expenses we incur against the revenues directly associated with each agreement. New market launches can require significant up front investments in program license fees, signal distribution, dubbing and subtitling, marketing, and promotional segments and creative production. Initial revenues from new market launches generally trail expenses by three to six months. We expect cost of sales to continue to increase in the future as we enter new markets and expand programming to support our advertising strategy.

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

     We engaged an independent firm to complete a valuation of Odyssey Holdings as a basis for the allocation of its purchase price. Our calculation of goodwill reflects estimated fair values as of the acquisition date; however, the calculation is subject to further adjustments under the provisions of Accounting Principles Board Opinion 16 and related accounting pronouncements.

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

     Prior to the reorganization on May 9, 2000, Crown Media Holdings did not record a tax benefit for federal or state tax losses since these losses were used by our parent and were not available to us. Crown Media Holdings has recorded a tax provision related to foreign taxes and to establish a deferred tax liability as required for certain timing items.

     Subscriber fees are subject to withholding tax in many of the foreign jurisdictions in which we currently operate at rates ranging from 5% to 20%. Crown Media Holdings attempts to take advantage of reduced withholding rates pursuant to any treaties between the United States and foreign taxing jurisdictions to the extent available.

     Foreign withholding tax may be claimed as a credit against Crown Media Holdings' U.S. tax liability, subject to certain limitations. Any amounts not allowed as a credit in the year generated may be carried back to the two preceding tax years and then forward to the five succeeding tax years. Alternatively, if taxes cannot be claimed as a credit during these carry back and carryover periods, an election may be made to claim these taxes as a deduction, thus resulting in a tax benefit to the extent of Crown Media Holdings' tax rate and its ability to use such deductions. Tax losses may only be used to offset taxable income. To the extent losses are limited, such excess losses may be carried back to the two preceding tax years and then forward to the 20 succeeding tax years.

     Crown Media Holdings has generated tax losses since its inception and there is no certainty that Crown Media Holdings will generate taxable income in the future. Crown Media Holdings' policy is to establish a valuation allowance against its tax credits and tax losses until such time that realization is reasonably assured.

     Goodwill generated as a result of the reorganization and any amortization of such goodwill for financial reporting purposes is not deductible for tax purposes. Consequently, our effective tax rate will be higher than the statutory rate as a result of such non-deductible goodwill.

     As a result of the reorganization, Odyssey Holdings is consolidated for financial reporting purposes but not for tax purposes. Odyssey Holdings is treated as a partnership for tax purposes, and members of Odyssey Holdings will be allocated income and losses pursuant to the amended and restated company agreement of Odyssey Holdings.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

     RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

     Overview. The actual results of operations reflect only the predecessor entity, Crown Media International, for the three and six months ended June 30, 1999. Therefore, significant variances exist as a result of the acquisition of Odyssey Holdings. Please refer to "Pro Forma Results of Operations" included in "Part I: Financial Information" for further information.

     Revenues. Total revenues for the three and six months ended June 30, 2000 increased $6.2 million and $8.1 million, respectively, which represent increases of 83.7% and 55.5%, respectively, over the comparable periods in 1999. Crown Media Holdings is currently changing its focus of earning revenues from a primarily subscriber-based revenue stream to additionally include advertising revenues. Advertising and other revenues increased $2.3 million for each of the three and six months ended June 30, 2000, which represent increases of 283.0% and 156.6%, respectively, over the comparable periods in 1999. Advertising and other revenues increased reflecting Crown Media Holdings' growing subscriber base and expanding advertising infrastructure. Additionally, total revenues increased due to the acquisition of Odyssey Holdings on May 9, 2000. Crown Media Holdings recorded $3.0 million, or 100%, of Odyssey Holdings' revenue for the period May 9 through June 30, 2000. The aforementioned increases in total revenues were also attributable to $3.9 million and $5.9 million increases in subscriber fees revenue for the three and six months ended June 30, 2000, respectively, over the comparable periods in 1999. Subscriber fees revenues resulted from new market launches and expanded distribution in existing markets. Crown Media Holdings' subscribers of Hallmark Entertainment Network and Odyssey Network as of June 30, 2000 increased 31.7% to 54.9 million, compared to June 30, 1999. The Kermit Channel had an additional 5.9 million subscribers at June 30, 2000. Subscribers increased at a higher rate than subscriber revenues as we added additional subscribers with initial promotional periods. On May 1, 2000, the Hallmark Entertainment Network was launched in the United Kingdom to approximately 3.5 million digital subscribers. After June 30, 2000, the Hallmark Entertainment Network was also launched to approximately 1.2 million subscribers in Israel and to approximately 250,000 subscribers in Hungary. Eighty-two percent of total revenues in the second quarter of 2000 were earned internationally.

     Cost of sales. Cost of sales for the three and six months ended June 30, 2000 increased $12.3 million and $12.5 million, respectively, which represent increases of 106.4% and 56.3%, respectively, over the comparable periods in 1999. These increases were primarily due to the acquisition of Odyssey Holdings on May 9, 2000. Crown Media Holdings recorded $9.6 million, or 100%, of Odyssey Holdings' cost of sales for the period May 9 through June 30, 2000. Cost of sales as a percent of total revenue increased to 176.6% for the three months ended 2000 from 157.1% for the three months ended 1999. This increase was due primarily to a $3.6 million increase in programming costs and a $8.1 million increase in operating costs for the aforementioned periods. Programming costs rose as Crown Media Holdings invested in additional and higher quality programming. Additionally, operating costs rose as Crown Media Holdings expanded existing markets and launched the Hallmark Entertainment Network in the United Kingdom and Turkey during the second quarter 2000 and prepared to launch the Hallmark Entertainment Network in Israel in July 2000. Total cost of sales increased reflecting the increased infrastructure, certain key senior management additions, and costs associated with supporting new markets. Cost of sales as a percent of total revenue increased to 152.1% for the six months ended June 30, 2000, from 151.4% for the six months ended June 30, 1999. This increase was primarily due to a $2.0 million increase in programming costs and a $9.9 million increase in operating costs for the aforementioned periods. These increases in programming costs and operating costs were attributable to the factors discussed above.

     General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2000 increased $13.6 million and $16.5 million, respectively, which represent increases of 262.9% and 170.7%, respectively, over the comparable periods in 1999. These increases were due in part to the acquisition of Odyssey Holdings on May 9, 2000. Crown Media
Holdings recorded $4.6 million, or 100%, of Odyssey Holdings' general and administrative expenses for the period May 9 through June 30, 2000. General and administrative expenses as a percent of total revenue increased to 139.1% and 114.6% for the three and six months ended June 30, 2000 from 70.4% and 65.9% for the three and six months ended June 30, 1999, respectively. These increases primarily reflect increased costs associated with supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels.

     Goodwill amortization expense. Goodwill amortization expense for the three and six months ended June 30, 2000, were $2.0 million and $2.4 million, respectively. These increases were due to the acquisition of Odyssey Holdings on May 9, 2000.

     Loss from operations. Loss from operations for the three and six months ended June 30, 2000 increased $21.7 and $23.2, respectively, which represent increases of 231.5% and 135.1%, respectively, over the comparable periods in 1999. These increases in the loss from operations for the three and six months ended June 30, 2000 were attributable to the factors discussed above.

     Equity in net losses of unconsolidated subsidiaries. Equity in net losses of unconsolidated subsidiaries for the three months ended June 30, 2000 decreased $2.2 million which represents a decrease of 47.9% over the comparable period in 1999. This decrease was primarily due to the acquisition of Odyssey Holdings on May 9, 2000. Crown Media Holdings commenced consolidation of Odyssey Holdings on the date of the acquisition, as Crown Media Holdings has significant control over its subsidiary. Net losses derived from Odyssey Holdings were recorded under the equity method of accounting through May 9, 2000, and consolidated thereafter. Consolidated equity in net losses of unconsolidated subsidiaries for the six months ended June 30, 2000, increased $28,000, or 0.4%, over the comparable period. This increase was primarily due to higher net losses incurred by Odyssey Holdings through May 9, 2000, as compared to the first and second quarters of 1999. Odyssey Holdings net losses continue to increase due to the ongoing implementation of its growth strategy to reach new subscribers and advertisers.

     Interest (income) expense, net. Net interest expense of $285,000 for the six months ended June 30, 2000 is a result of interest on increased borrowing to fund operations and a decrease in cash available for investment. Net interest income of $245,000 and $615,000, respectively, were earned for the three and six months ended June 30, 1999 primarily from a note receivable from Hallmark Entertainment.

     Income tax provision. Income tax provision for the three and six months ended June 30, 2000 decreased $194,000 and $586,000, respectively, which represent decreases of 38.0% and 51.5%, respectively, over the comparable periods in 1999. The decreases were attributable to the reversal of deferred tax liabilities related to the increase in ownership of Odyssey Holdings.

     Net loss. Net loss for the three and six months ended June 30, 2000 increased $19.6 million and $23.6 million respectively, which represent increases of 137.8% and 94.8%, respectively, over the comparable periods in 1999. These increases in net loss for the three and six months ended June 30, 2000 were attributable to the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     Prior to the initial public offering, Crown Media Holdings and its predecessor, Crown Media International, had financed operations primarily through loans, advances and equity contributions from Hallmark Entertainment and its affiliates, in addition to the issuance in 1998 of $50.0 million of predecessor Class B common stock to Chase Equity Associates. Hallmark Entertainment does not have any obligation to provide, and we do not currently expect to receive, financial support from Hallmark Entertainment.

     Since its inception, Odyssey Holdings has financed its operations primarily through equity contributions from its members. In connection with the admittance of subsidiaries of The Jim Henson Company and Crown Media International as members in 1998, each of these new members agreed to contribute $50.0 million, payable in installments. Each member received a 22.5% common equity interest in exchange for its contribution. The new members in each of 1998 and 1999 paid a total of $40.0 million, and the balance of $20.0 million was paid in February 2000, for a total of $100.0 million.

     As of June 30, 2000, Crown Media Holdings had obligations representing license fees for programming to Hallmark Entertainment Distribution, The Jim Henson Company, and the National Interfaith Cable Coalition of $68.4 million, $9.6 million, and $2.6 million, respectively. Additionally, Crown Media Holdings also had obligations as of June 30, 2000, representing payables and notes payable to Hallmark Cards, Hallmark Entertainment, and other affiliates of $1.4 million, $8.4 million, and $37.5 million, respectively. As of June 30, 2000, receivables were $20.1 million, the current portion of program license fees was $41.1 million and cash and cash equivalents were $98.3 million.

     Cash used in operating activities was $60.3 million and $19.4 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used was used primarily to fund operating expenditures related to net losses of $48.4 million and $24.8 million for the six months ended June 30, 2000 and 1999, respectively. The increase in cash used was also impacted by the purchase of $19.7 million additional program license fees and the payment of $30.0 million to Hallmark Entertainment Distribution for license fees payable. Additionally, Crown Media Holdings' accounts receivable and receivables from unconsolidated subsidiaries increased $5.9 million and $3.0 million, respectively, for the six months ended June 30, 2000 and 1999.

     Cash provided by investing activities was $3.1 and $15.2 for the six months ended June 30, 2000 and 1999. The decrease in cash provided was due to the $10.0 million increase in purchases of property and equipment for the six months ended June 30, 2000, as compared to the $1.4 million of purchases in the comparable period in 1999, offset by the $13.1 million received in conjunction with the May 9, 2000, acquisition of Odyssey Holdings.

     Cash provided by financing activities was $151.6 million and $4.2 million for the six months ended June 30, 2000 and 1999, respectively. The increase in cash provided by financing activities resulted primarily from Crown Media Holdings' initial public offering on May 9, 2000, which resulted in net proceeds of $126.3 million. The increase in cash provided by financing activities also resulted from a $27.7 million increase in borrowings from an affiliate. Additionally, during the six months ended June 30, 2000 Crown Media Holdings received $10.0 million in capital contributions, which were used to fund the obligation to Odyssey Holdings of $10.0 million prior to its acquisition by us.

     In connection with our growth strategy, we expect that Crown Media Holdings will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. Crown Media Holdings is currently committed to spend more than $50.0 million for programming and more than $25.0 million for distribution over the next 12 months. Crown Media Holdings also expects to make capital expenditures of more than $10.0 million to complete construction of the network operating center over the same period. We are currently negotiating with a group of banks to obtain a $100.0 million credit facility ("credit facility"). We have entered into a non-binding term sheet for this credit facility. We believe the proceeds from the initial public offering and credit facility will be sufficient to meet the liquidity needs of both Crown Media and Odyssey Holdings, through at least the next 18 months. Subsequently, we may need to raise additional funds to operate and expand our businesses. Any additional equity financings could result in dilution to our existing investors. Any debt financings will likely increase our interest expense and may impose restrictive covenants.

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

                         RISKS RELATING TO OUR BUSINESS

     OUR BUSINESS HAS INCURRED NET LOSSES SINCE INCEPTION AND MAY CONTINUE TO INCUR LOSSES.

     The Hallmark Entertainment Network and the Odyssey Network both have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of June 30, 2000, we had an accumulated deficit of approximately $182.8 million and goodwill of $246.4 million. Amortization of goodwill resulted in a $2.4 million charge to earnings for the six months ended June 30, 2000.

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

     WE MAY NEED TO RAISE ADDITIONAL FUNDS, WHICH MAY NOT BE AVAILABLE.

     We may need to raise additional funds to operate and expand our business. We may not be able to obtain the needed additional funds, through borrowings or the issuance of additional equity, on acceptable terms or at all. If we cannot raise needed funds on acceptable terms, we may not be able to:

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

     IF WE ARE UNABLE TO RETAIN KEY EXECUTIVES AND OTHER PERSONNEL, OUR GROWTH COULD BE INHIBITED AND OUR BUSINESS HARMED.

     Our success depends on the expertise and continued service of our executive officers and key employees of our subsidiaries, and on our ability to hire additional personnel to accommodate our anticipated growth. If we fail to attract, hire or retain the necessary personnel, or if we lose the services of our key executives, we may be unable to implement our business plan or keep pace with developing trends in our industry. We do not carry key person life insurance on all of our personnel, nor is the insurance that we do carry necessarily sufficient to cover the losses that we would incur in the event we lose one of our key executives to death or disability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2000, the decline of the fair value of the fixed income portfolio would not be material. We do not currently engage in any currency hedging transactions.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Initial Public Offering

          On May 9, 2000, we completed an initial public offering of 10,000,000 shares of our Class A common stock. All of the shares were sold pursuant to a registration statement on Form S-1 (File No. 333-95573) that was declared effective by the SEC on May 3, 2000. The managing underwriters for the offering were Donaldson, Lufkin & Jenrette, Lehman Brothers, Salomon Smith Barney and DLJdirect Inc. All of the shares were sold by us at a price of $14.00 per share, resulting in gross proceeds of $140.0 million. After payment of $8.75 million to the underwriters and $5.0 million of additional expenses, our total net proceeds from the offering were approximately $126.3 million.

          Since the effective date of the registration statement through August 1, 2000, we have used $30.0 million of the net proceeds to pay outstanding programming payables to Hallmark Entertainment, an affiliate, and the remaining proceeds have been invested in short term and cash equivalent investments until they are needed for our operating expenses. These uses of proceeds from our offering do not represent a material change from the anticipated uses described in the prospectus included in our registration statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.  OTHER INFORMATION

         We have announced changes in our management and key employees during the second and third quarter of 2000. Attached as Exhibit 99 are copies of press releases regarding the employment of Jeff Henry, the employment of Lana Corbi, the promotion of Russel H. Givins, Jr. to President and Chief Executive Officer of Crown Media International, Inc., the employment of Chris Moseley and the employment of Andre Carey.

          On June 26, 2000, Liberty Media Corporation ("Liberty") and UnitedGlobalCom ("United"), the parent company of UPC, United Pan-Europe Communications ("UPC"), announced that they had entered into an agreement to combine many of their broadband interests outside the United States. The agreement calls for Liberty to acquire shares of United that represent a 38% economic and a 72% voting interest in United. Among other assets, United may acquire from Liberty the stake of Liberty in Crown Media Holdings, Inc.

          In late July, 2000, we agreed in principle with EM.TV Merchandising
AG for the acquisition by us of EM.TV's 22.5% ownership interest in Odyssey Holdings and its 50% interest in H&H Programming Asia, LLC operating as the Kermit Channel. As a result of this transaction, we will own 100% of the common interests in Odyssey Holdings and 100% of the Kermit Channel. In consideration for these ownership interests, we will issue 5,377,721 shares of our Class A Common Stock to EM.TV. Based on our outstanding shares at July 31, 2000, the newly issued shares to EM.TV will represent after the transaction approximately 8.2% of our outstanding Class A and Class B Common Stock and 15.5% of our Class A Common Stock. The parties contemplate that EM.TV will enter into the stockholders agreement among the Company's significant stockholders. This acquisition is subject to negotiation and execution of the definitive documents, and there is no assurance that the transaction will be completed. In connection with the acquisition, we and EM.TV also plan to enter into a license agreement providing for our use of family programming of EM.TV on the Odyssey channel.

          On August 8, 2000, the Class A Common Stock of Crown Media Holdings was listed for trading on the Stock Market of Amsterdam Exchanges under the ticker symbol "CRWN."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER         DESCRIPTION

  27           Financial Data Schedule

  99 Press Releases of Crown Media Holdings, Inc. dated June 15, 2000, June 28, 2000, June 29, 2000, July 10, 2000, July 17, 2000, July
               20, 2000, and August 8, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CROWN MEDIA HOLDINGS, INC.
                                           (Registrant)



Date: August 14, 2000               /s/ David J. Evans
                                    --------------------------------------------
                                    David J. Evans
                                    President, Chief Executive Officer and
                                    Director
                                    (PRINCIPAL EXECUTIVE OFFICER)




Date: August 14, 2000               /s/ William J. Aliber
                                    --------------------------------------------
                                    William J. Aliber
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule

  99           Press Releases of Crown Media Holdings, Inc. dated June 15, 2000,
               June 28, 2000, June 29, 2000, July 10, 2000, July 17, 2000, July
               20, 2000, and August 8, 2000.