Form 10-Q
period 2000-09-30
CROWN MEDIA HOLDINGS INC
filed 2000-10-26
CIK 1103837

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

As of October 26, 2000, 29,352,784 shares of the Issuer's Class A Common Stock, $.01 par value, and 30,670,422 shares of the Issuer's Class B Common Stock, $.01 par value, were outstanding.

                               TABLE OF CONTENTS




                             PART I: FINANCIAL INFORMATION                                                 PAGE
                                                                                                           ----



                  ITEM 1. Financial Statements (Unaudited)


                  CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
                           Introductory Comments.........................................................    3
                           Pro Forma Condensed Consolidated Statements of Operations -
                            Three and Nine Months Ended September 30, 1999 and 2000......................    4
                           Management's Discussion and Analysis of Pro Forma Results of Operations.......    4
                           Condensed Consolidated Balance Sheets -
                            December 31, 1999 and September 30, 2000.....................................    6
                           Condensed Consolidated Statements of Operations -
                            Three and Nine Months Ended September 30, 1999 and 2000......................    7
                           Condensed Consolidated Statements of Cash Flows -
                            Nine Months Ended September 30, 1999 and 2000................................    8
                           Notes to Condensed Consolidated Financial Statements..........................    9

                  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
                          Operations.....................................................................   18
                  Risk Factors that May Affect Our Business, Operating Results and Financial Condition...   23

                  ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk....................   27



                           PART II: OTHER INFORMATION



                  ITEM 1.  Legal Proceedings.............................................................   27
                  ITEM 2.  Changes in Securities and Use of Proceeds.....................................   27
                  ITEM 3.  Defaults Upon Senior Securities...............................................   28
                  ITEM 4.  Submission of Matters to a Vote of Security Holders...........................   28
                  ITEM 5.  Other Information.............................................................   28
                  ITEM 6.  Exhibits and Reports on Form 8-K..............................................   28

                           Signatures....................................................................   29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Introductory Comments

    The Condensed Consolidated Financial Statements of Crown Media Holdings, Inc. ("Crown Media Holdings" or "the Company") included herein have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999, included in Crown Media Holdings' prospectus dated May 3, 2000. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

    The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year 2000.

    The Condensed Consolidated Financial Statements of Crown Media Holdings include the assets, liabilities and results of Crown Media International, Inc. ("Crown Media International") for all periods presented. The assets, liabilities and results of Odyssey Holdings, L.L.C. ("Odyssey Holdings") are included in the Condensed Consolidated Financial Statements from May 9, 2000. On that date, Crown Media Holdings completed a reorganization which included the acquisition of 100% of Crown Media International and 77.5% of Odyssey Holdings. Crown Media Holdings considers Crown Media International as a predecessor corporation. Unaudited pro forma information combining the results of operations of Crown Media Holdings, Crown Media International, and Odyssey Holdings, as if a reorganization and acquisition involving these entities had occurred on January 1st of the periods presented is contained in Note 6 to the Condensed Consolidated Financial Statements.

    A summary of Crown Media Holdings' unaudited Pro Forma Condensed Consolidated Statements of Operations and related Management's Discussion and Analysis of Pro Forma Results of Operations have been included to provide a comparative basis for users of Crown Media Holdings' financial information. The aforementioned summary and related discussion immediately follow these introductory comments.

    The following unaudited pro forma information presents a summary of the condensed consolidated results of operations of Crown Media Holdings, Crown Media International, and Odyssey Holdings as if the reorganization and acquisition had occurred on January 1st of the periods presented, along with certain pro forma adjustments to give effect to amortization of goodwill, equity in net losses of unconsolidated subsidiaries, minority interests, and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                    1999              2000            1999              2000
                                 ------------     ------------     ------------     ------------
Revenues:
  Subscriber fees                $  9,679,622     $ 14,091,318     $ 26,434,039     $ 36,165,843
  Advertising                       2,820,045        4,436,082        7,954,816       10,450,750
  Other                               770,901          838,744        2,404,001        2,256,142
                                 ------------     ------------     ------------     ------------
Total revenues                     13,270,568       19,366,144       36,792,856       48,872,735
Total cost of sales                20,041,822       31,234,958       57,194,763       85,760,077
Selling, general and
  administrative expenses          18,183,277       18,244,638       40,238,003       53,489,500
Amortization of goodwill            3,132,078        3,132,078        9,396,234        9,396,234
                                 ------------     ------------     ------------     ------------

Loss from operations              (28,086,609)     (33,245,530)     (70,036,144)     (99,773,076)
Equity in net losses of
  unconsolidated subsidiaries
  and investment expenses          (1,359,051)        (953,816)      (3,675,238)      (3,278,759)

Minority interest in net loss       2,940,263               --        6,931,309        4,240,563
Interest income, net                  546,086          626,074        1,919,794          775,396
                                 ------------     ------------     ------------     ------------

Net loss before income taxes      (25,959,311)     (33,573,272)     (64,860,279)     (98,035,876)
Income tax provision                 (229,641)        (468,037)        (567,732)      (1,019,891)
                                 ------------     ------------     ------------     ------------

Net loss                         $(26,188,952)    $(34,041,309)    $(65,428,011)    $(99,055,767)
                                 ============     ============     ============     ============

Weighted average number of
  Class A and Class B shares
  Outstanding                      60,000,000       60,006,188       60,000,000       60,002,063

Loss per share                   $      (0.44)    $      (0.57)    $      (1.09)    $      (1.65)



    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PRO FORMA RESULTS OF OPERATIONS

      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND
                     NINE MONTHS ENDED SEPTEMBER 30, 1999

    The following discussion should be read in conjunction with the condensed pro forma consolidated statements of operations. The condensed pro forma statements of operations include results of Odyssey Holdings as if Odyssey Holdings was acquired on January 1st of each of the periods presented. Additionally, the following discussion should be read in conjunction with the attached condensed consolidated financial statements and the prospectus of Crown Media Holdings dated May 3, 2000.

    Revenues. Total revenues for the three and nine months ended September 30, 2000 increased $6.1 million and $12.1 million, respectively, which represent increases of 45.9% and 32.8%, respectively, over the comparable periods in 1999. The aforementioned increases in total revenues were attributable to $4.4 million and $9.7 million increases in subscriber fees for the three and nine months ended September 30, 2000, respectively, over the comparable periods in 1999. Higher subscriber fees resulted from new market launches and expanded distribution in existing markets. Crown Media Holdings' subscribers to Hallmark Entertainment Network and Odyssey Network as of September 30, 2000, increased 26.0% to 56.2 million, compared to September 30, 1999. Additionally, the Kermit Channel had 4.6 million subscribers as of September 30, 2000. Subscribers to Hallmark Entertainment Network as of September 30, 2000, increased 72.3% to
30.3 million compared to September 30, 1999. The Hallmark Entertainment Network was launched during the third quarter of 2000 in Hungary to approximately 50,000 subscribers and in Israel to approximately 1.0 million subscribers. In the third quarter 2000, Crown Media Holdings signed long term distribution agreements with three of the top nine domestic pay television distributors bringing six of the nine domestic pay television distributors under long term distribution agreements. During the third quarter of 2000, 64.5% of total revenues were earned internationally and 35.5% of total revenues were earned domestically. Crown Media Holdings is continuing to change its focus of earning revenues primarily from subscriber fees to include increased advertising revenues. Consistent with the shift, advertising and other revenues increased $1.7 million and $2.3 million for the three and nine months ended September 30, 2000, which represent increases of 46.9% and 22.7%, respectively, over the comparable periods in 1999. The increase in advertising and other revenues reflect Crown Media Holdings' growing subscriber base, expanding sales of advertising time primarily in the United States and the United Kingdom and higher rates. At the same time, subscriber fees increased at a greater rate than subscribers primarily as a result of the addition of certain domestic long-term distribution agreements. However, Crown Media Holdings provides and will continue to offer free carriage to subscribers during promotional periods in connection with new distribution agreements.

    Cost of sales. Cost of sales for the three and nine months ended September 30, 2000, increased $11.2 million and $28.6 million, respectively, which represented increases of 55.9% and 50.0%, respectively, over the comparable periods in 1999. These increases were primarily due to increases of $3.2 million and $13.3 million, respectively, in affiliated programming costs, increases of $615,000 and $2.8 million, respectively, in subscriber acquisition fees, and increases of $6.9 million and $14.0 million, respectively, in other operating costs for the aforementioned periods. Affiliated programming costs for the three and nine months ended September 30, 2000, increased due to a greater use of Hallmark Entertainment Distribution titles necessary to fulfill the requirements of our programming strategy. Higher subscriber acquisition fees for the three and nine months ended September 30, 2000, were primarily attributable to amortization of fees related to a distribution contract commencing during third quarter 1999. The subscriber acquisition fees are likely to increase in the future as Crown Media Holdings expands its distribution. Additionally, other operating costs rose as Crown Media Holdings expanded existing markets and launched the Hallmark Entertainment Network in the United Kingdom and Turkey during the second quarter 2000 and in Israel and Hungary in July 2000. Total cost of sales increased reflecting the increased infrastructure, certain key senior management additions, and costs associated with supporting new markets. Cost of sales as a percentage of total revenue increased to 161.3% and 175.5% for the three and nine months ended 2000 from 151.0% and 155.5% for the three and nine months ended 1999. Marketing expenses are expected to increase in the fourth quarter of 2000 and the first and second quarters of 2001 due to Crown Media Holdings' global business plan to introduce a new brand package for the Hallmark Entertainment Network, which includes branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand will be rolled-out beginning November 1, 2000, in Asia and Latin America and will continue to be rolled out in the other markets during the subsequent six months.

    Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2000, remained constant over the comparable period in 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000, increased $13.3 million which represented an increase of 32.9% over the comparable period in 1999. This increase includes a $5.2 million increase in salaries and benefits at Crown Media Holdings primarily related to compensatory stock option expense in the first nine months of 2000. This increase also reflects increased costs associated with supporting expanded distribution in existing markets and new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels. Selling, general and administrative expenses as a percentage of total revenue decreased to 94.2% for the three months ended 2000 from 137.0% for the three months ended 1999. This decrease was due to a decrease in travel and entertainment, consulting, and pre-launch expenses. Selling, general, and administrative expenses as a percentage of total revenue remained constant for the nine months ended 2000 from the nine months ended 1999.

    Loss from operations. Loss from operations for the three and nine months ended September 30, 2000, increased $5.2 million and $29.7 million, respectively, which represented increases of 18.4% and 42.5%, respectively, over the comparable periods in 1999. The aforementioned increases in loss from operations for the three and nine months ended September 30, 2000, are attributable to the factors discussed above.

    Interest income, net. Net interest income was $626,000 and $775,000, respectively, for the three and nine months ended September 30, 2000, and $546,000 and $1.9 million, respectively, for the three and nine months ended September 30, 1999. The decrease in net interest income for the nine months ended September 30, 2000, from the comparable period in 1999 was the result of interest on increased borrowings to fund operations and a decrease in cash available for investment. The increase in net interest income for the three months ended September 30, 2000, from the comparable period in 1999 was the result of interest from short-term investments earned on a portion of cash proceeds received in conjunction with our initial public offering. Net interest income was earned for the three and nine months ended September 30, 1999, primarily from a note receivable from Hallmark Entertainment and investments made by Odyssey Holdings.

    Net loss. Net loss for the three and nine months ended September 30, 2000, increased $7.9 million and $33.6 million, respectively, which represent increases of 30.0% and 51.4%, respectively, over the comparable periods in 1999. The aforementioned increases in net loss for the three and nine months ended September 30, 2000, are attributable to the factors discussed above.

                CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        AS OF DECEMBER 31,   AS OF SEPTEMBER 30,
                                                                              1999                 2000
                                                                       -------------------   -------------------
                                                                                                 (UNAUDITED)
ASSETS:
  Cash and cash equivalents                                               $   3,865,455        $  61,832,130
  Accounts receivable,less allowance for doubtful accounts
    of $695,409 and $3,092,903, respectively                                  7,184,999           17,308,390
  Receivables from unconsolidated subsidiaries                                1,628,642            5,649,532
  Demand note and interest receivable from affiliate                             33,625                   --
                                                                          -------------        -------------
      Total receivables                                                       8,847,266           22,957,922
                                                                          -------------        -------------

  Program license fees, net of accumulated amortization                      10,845,675           62,352,911
  Subtitling and dubbing, net of accumulated amortization                       976,431            1,431,331
  Prepaids and other assets                                                     852,396            1,884,922
                                                                          -------------        -------------
      Total current assets                                                   25,387,223          150,459,216

  Accounts receivable, net of current portion                                        --            1,537,177
  Program license fees, net of current portion                                7,735,657           73,811,609
  Subtitling and dubbing, net of current portion                              3,594,659            4,131,801
  Subscriber acquisition fees, net                                                   --           25,471,850
  Property and equipment, net                                                 7,984,587           28,451,965
  Investment in Odyssey Holdings                                             35,362,626                   --
  Goodwill, net                                                                      --          243,273,318
  Prepaids and other assets, net of current portion                             981,462            2,206,776
                                                                          -------------        -------------

      Total assets                                                        $  81,046,214        $ 529,343,712
                                                                          =============        =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY:
  Accounts payable and accrued liabilities                                $   4,931,914        $  16,862,899
  Subscriber acquisition fees payable                                                --           27,210,000
  License fees payable to non-affiliates                                        561,139           11,794,363
  License fees payable to Hallmark Entertainment Distribution                34,605,831           54,090,960
  License fees payable to The Jim Henson Company                                     --            7,500,000
  License fees payable to National Interfaith Cable Coalition                        --            1,279,900
  Payable to Hallmark Cards                                                          --            1,515,051
  Payable to Hallmark Entertainment                                           9,242,744            7,393,104
  Notes and interest payable to affiliates                                   22,710,670           37,579,293
  Deferred compensation                                                       3,250,000            8,802,000
  Deferred programming revenue                                                2,153,786              586,414
                                                                          -------------        -------------
      Total current liabilities                                              77,456,084          174,613,984
  Accrued liabilities and other                                                  18,491               18,490
  License fees payable to non-affiliates                                             --           22,572,792
  License fees payable to Hallmark Entertainment Distribution                        --           26,757,499
  License fees payable to The Jim Henson Company                                     --            2,411,599
  Investment in the Kermit Channel                                            1,043,322            4,302,081
  Deferred compensation                                                       3,556,988            5,276,678
  Deferred income taxes                                                       1,600,000                   --
  Commitments and contingencies
  Minority interest                                                                  --           25,000,000
  Predecessor Class B common stock subject to put and call,
       $.01 par value; 1,000 shares authorized; issued and outstanding
       shares of 136.1 as of December 31, 1999                               60,338,173                   --
STOCKHOLDERS' (DEFICIT) EQUITY:
  Predecessor Class A common stock, $.01 par value; 2,000 shares authorized; issued and outstanding shares of
       1,088.9 as of December 31, 1999                                               11                   --
  Class A common stock, $.01 par value; 150,000,000 shares
       authorized; issued shares of 34,730,505; outstanding
       shares of 29,352,784 as of September 30, 2000                                 --              293,528
  Class B common stock, $.01 par value; 120,000,000 shares
       authorized; issued and outstanding shares of 30,670,422 as of
       September 30, 2000                                                            --              306,704
  Translation adjustment                                                             --              (50,787)
  Paid-in capital                                                            69,901,504          484,571,399
  Accumulated (deficit)                                                    (132,868,359)        (216,730,255)
                                                                          -------------        -------------
      Total stockholders' (deficit) equity                                  (62,966,844)         268,390,589
                                                                          -------------        -------------
      Total liabilities and stockholders' (deficit) equity                $  81,046,214        $ 529,343,712
                                                                          =============        =============

   The accompanying notes are an integral part of these financial statements.

                CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                     FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                    1999             2000             1999             2000
                                 ------------     ------------     ------------     ------------
Revenues:
  Subscriber fees                $  7,486,772     $ 14,091,318     $ 20,702,006     $ 33,181,978
  Advertising                       1,133,577        4,436,082        1,285,815        6,745,348
  Other                               629,357          838,744        1,924,699        2,244,140
                                 ------------     ------------     ------------     ------------
Total revenues                      9,249,706       19,366,144       23,912,520       42,171,466
Cost of Sales:
  Programming costs:
      Affiliates                    2,714,961       11,327,083        9,312,505       23,453,739
      Non-affiliates                2,434,511        3,609,054        8,810,598        8,048,141
  Subscriber acquisition cost
      amortization                         --        1,147,183               --        1,744,485
  Other                             5,557,755       15,151,638       14,777,358       36,044,889
                                 ------------     ------------     ------------     ------------
Total cost of sales                10,707,227       31,234,958       32,900,461       69,291,254
Selling, general and
  administrative expenses          10,040,894       18,244,638       19,699,434       41,025,146
Amortization of goodwill                   --        3,132,078               --        5,506,550
                                 ------------     ------------     ------------     ------------
Loss from operations              (11,498,415)     (33,245,530)     (28,687,375)     (73,651,484)
Equity in net losses of
  unconsolidated subsidiaries
  and investment expenses          (3,645,108)        (953,816)     (10,776,788)      (8,113,781)
Interest income, net                  157,808          626,074          773,077          341,388
                                 ------------     ------------     ------------     ------------
Net loss before income taxes      (14,985,715)     (33,573,272)     (38,691,086)     (81,423,877)
Income tax provision                 (629,641)        (468,037)      (1,767,732)      (1,019,891)
                                 ------------     ------------     ------------     ------------
Net loss                         $(15,615,356)    $(34,041,309)    $(40,458,818)    $(82,443,768)
                                 ============     ============     ============     ============
Weighted average number of
  Class A and Class B shares
  outstanding                      33,816,900       60,006,188       32,712,695       47,707,070
  Loss per share                 $      (0.49)    $      (0.57)    $      (1.32)    $      (1.76)


   The accompanying notes are an integral part of these financial statements.

                CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   FOR THE NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                                 1999              2000
                                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(40,458,818)     $(82,443,768)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
      Loss on sale of property and equipment                                            --             5,107
      Amortization of goodwill                                                          --         5,506,550
      Amortization of program license fees                                      18,123,103        31,501,880
      Amortization of subscriber acquisition fees                                       --         1,744,485
      Depreciation and amortization of property and equipment                    1,770,214         3,772,948
      Amortization of subtitling and dubbing and other assets                    1,947,502         1,396,872
      Provision for losses on accounts receivable                                  548,412         2,871,966
      Equity in net losses of unconsolidated subsidiaries                        9,540,116         8,113,781
      Amortization of equity investment basis difference                         1,236,672                --
      Deferred compensation                                                      2,258,989         6,143,889
      Provisions for deferred taxes                                              1,200,000                --
      Changes in operating assets and liabilities:
          Increase in accounts receivable                                       (4,238,940)      (10,183,654)
          Increase in receivables from unconsolidated subsidiaries              (1,172,762)       (4,020,891)
          Decrease in interest receivable                                          315,123            33,625
          Gross additions to program license fees                              (10,188,253)      (63,164,054)
          Increase in subtitling and dubbing                                    (1,929,774)       (2,388,915)
          Gross additions to subscriber acquisition fees                                --        (2,794,801)
          Increase in prepaids and other assets                                 (6,630,090)       (1,544,738)
          Decrease in accounts payable and accrued liabilities                   1,499,683        26,500,486
          Increase (decrease) in payable to Hallmark Entertainment
            Distribution                                                         7,571,210        (5,887,560)
          Increase in payable to The Jim Henson Company                                 --           284,440
          Decrease in payable to Hallmark Entertainment                                 --        (1,279,900)
          Decrease in deferred revenue                                          (1,923,726)       (1,663,141)
                                                                              ------------      ------------
        Net cash used in operating activities                                  (20,531,339)      (87,495,393)
                                                                              ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (2,054,558)      (18,719,278)
  Disposition of property and equipment                                                 --            78,970
  Investment in equity affiliate                                                (2,766,000)               --
  Cash acquired from the purchase of Odyssey Holdings                                   --        13,055,435
  Proceeds from note receivable from Hallmark Entertainment                     19,066,000                --
                                                                              ------------      ------------
        Net cash provided by (used in) investing activities                     14,245,442        (5,584,873)
                                                                              ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock,
    net of issuance costs                                                               --       126,287,521
  Proceeds from issuance of common stock due to exercise of options                     --           240,062
  Payment on Odyssey Holdings note payable                                     (20,000,000)      (10,000,000)
  Capital Contributions                                                         20,000,000        10,000,000
  Borrowings from affiliates                                                     5,317,958        27,059,653
  Payments on borrowings from affiliates                                                --        (2,525,620)
                                                                              ------------      ------------
       Net cash provided by financing activities                                 5,317,958       151,061,616
  Effect of exchange rate changes on cash                                               --           (14,675)
                                                                              ------------      ------------
       Net (decrease) increase in cash and cash equivalents                       (967,939)       57,966,675
Cash and cash equivalents, beginning of period                                   2,876,779         3,865,455
                                                                              ------------      ------------
Cash and cash equivalents, end of period                                      $  1,908,840      $ 61,832,130
                                                                              ============      ============
Supplemental disclosure of cash and non-cash activities:
    Interest paid                                                             $     21,018      $    448,943
    Income taxes paid                                                         $    567,732      $  1,019,891
    Accretion related to predecessor Class B common stock subject
       to put and call                                                        $  2,830,892      $  1,484,093
    Purchase of Odyssey Holdings, net of cash acquired:
      Program license fees, net                                               $         --      $ 84,078,638
      Subscriber acquisition fees, net
                                                                                        --        24,421,534
      Goodwill, net                                                                     --       247,955,451
      Other assets, net                                                                 --        10,326,407
      Accounts payable and accrued liabilities                                          --        21,987,472
      Subscriber acquisition fees payable                                               --        27,210,000
      Affiliate license fees payable                                                    --        64,317,147
      Minority Interest                                                                 --        25,000,000
      Issuance of Class A common stock                                                  --       216,901,312

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

    On November 13, 1998, Odyssey Holdings entered into an amended and restated operating agreement (the "Company Agreement") with its members. The Company Agreement provided for the admittance of Henson Cable Networks, Inc. ("HCN"), a wholly-owned subsidiary of The Jim Henson Company, Inc. ("The Jim Henson Company"), and Crown Media International, through a wholly-owned subsidiary. Under the terms of the Company Agreement, HCN and Crown Media International each agreed to pay $50.0 million, payable in installments, for a 22.5% common equity interest in Odyssey Holdings. As a result of these transactions, the common equity interest for VISN Management Corp., VGI, The Jim Henson Company and Crown Media International (collectively the "Members") were 22.5%, 32.5%, 22.5% and 22.5%, respectively, with VISN Management Corp. additionally holding a $25.0 million preferred liquidation preference.

    Odyssey Holdings initially operated the Odyssey Network as a pay television channel in the United States dedicated primarily to religious programming. In April 1999, Odyssey Holdings relaunched the Odyssey Network as a channel dedicated to high quality family programming.

    In February 2000, EM.TV Merchandising AG ("EM.TV") acquired The Jim Henson Company. In July 2000, we agreed in principle with EM.TV to acquire EM.TV's 22.5% ownership interest in Odyssey Holdings and its 50% interest in the Kermit Channel. As a result of this transaction, we will own 100% of the members' interests in Odyssey Holdings and 100% of the Kermit Channel. In consideration for these ownership interests, we will issue 5,377,721 shares of our Class A Common Stock to EM.TV. These shares, which are treated as issued but not outstanding, have been placed in escrow until this transaction is completed. Based on our outstanding shares at September 30, 2000, the newly issued shares to EM.TV will represent after the transaction approximately 8.2% of our outstanding Class A and Class B Common Stock and 15.5% of our Class A Common Stock. The parties contemplate that EM.TV will enter into the stockholders agreement among the Company's significant stockholders. This acquisition is subject to negotiation and execution of the definitive documents, and there is no assurance that the transaction will be completed. In connection with the acquisition, we and EM.TV also plan to enter into a license agreement providing for our use of family programming of EM.TV on the Odyssey Channel.

    The assets and liabilities of Odyssey Holdings and its subsidiaries relating to Crown Media International's 22.5% interest in Odyssey Holdings which are owned indirectly by us following the reorganization, as well as EM.TV's 22.5% interest in Odyssey Holdings, are included in Crown Media Holdings' condensed consolidated financial statements at their historical carrying values. The acquisition of Liberty Media's 32.5% interest in Odyssey Holdings and the National Interfaith Cable Coalition's 22.5% interest in Odyssey Holdings, both of which were transferred to us as part of the reorganization, are included in our condensed consolidated financial statements at their fair market value using purchase accounting as of the date of the reorganization. No minority interest is reflected in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2000, as the common minority shareholder's interest is in a deficit position and the minority shareholder is not obligated to further fund the losses or obligations of Odyssey Holdings.

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

    Crown Media Holdings has incurred significant recurring losses from inception through September 30, 2000 as it acquired programming rights and expanded into new international markets. Crown Media Holdings expects to continue to incur losses in the future.

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

    INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and deferrals) and disclosures are adequate to enable a reasonable understanding of the information presented. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Crown Media Holdings' unaudited condensed consolidated financial statements should be read in conjunction with Crown Media International's and Odyssey Holdings' audited consolidated financial statements and notes. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in Crown Media Holdings' prospectus dated May 3, 2000.

    COMPREHENSIVE INCOME (LOSS)

    Crown Media Holdings has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and presentation of comprehensive income (loss) and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. No tax benefit has been provided on the foreign currency translation loss for any period.

    Comprehensive income (loss) consists of the following:


                                               FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
         (IN THOUSANDS)                         1999         2000         1999         2000
------------------------------------------    --------     --------     --------     --------
Net loss                                      $(15,615)    $(34,041)    $(40,459)    $(82,444)
                                              --------     --------     --------     --------
Other comprehensive income (loss):
  Foreign currency translation adjustments          --          (76)          --          (51)
                                              --------     --------     --------     --------
Comprehensive income (loss)                   $(15,615)    $(34,117)    $(40,459)    $(82,495)
                                              ========     ========     ========     ========
Accumulated comprehensive income (loss)       $     --     $    (51)    $     --     $    (51)
                                              ========     ========     ========     ========

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The implementation date of this statement was deferred to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Crown Media Holdings intends to adopt the new accounting standard in the first quarter of 2001 and does not expect it to have a material effect on our financial position or results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements ("SAB 101")," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Crown Media Holdings intends to adopt SAB 101 in the fourth quarter of 2000 and does not expect that it will have a material effect on our financial position or results of operations.

    In March 2000, the Financial Accounting Standard Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," which clarifies the application of APB Opinion No. 25 for certain issues including: (1) the definition of an employee for purposes of applying APB Opinion No. 25, (2) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events if occurring earlier. The adoption of this guidance on July 1, 2000 did not have a material effect on our financial position or results of operations.

    NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and dilutive potential common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 2.8 million stock options have been excluded from the calculations below for the three and nine months ended September 30, 2000, as their effect would have been anti-dilutive. No stock options were outstanding for the three and nine months ended September 30, 1999.

    The computation of basic and diluted net loss per share consists of the following:


                                                   FOR THE THREE MONTHS           FOR THE NINE MONTHS
      (IN THOUSANDS, EXCEPT SHARE                  ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
        AND PER SHARE AMOUNTS)                     1999           2000            1999            2000
------------------------------------------     -----------     -----------     -----------     -----------

Net loss ..................................    $   (15,615)    $   (34,041)    $   (40,459)    $   (82,444)
Accretion related to predecessor Class
  B Common Stock subject to put and
  call ....................................         (1,000)             --          (2,831)         (1,484)
                                               -----------     -----------     -----------     -----------
                                               $   (16,615)    $   (34,041)    $   (43,290)    $   (83,928)
                                               ===========     ===========     ===========     ===========
Denominator:
  Weighted average common shares
  outstanding .............................     33,816,900      60,006,188      32,712,695      47,707,070
                                               ===========     ===========     ===========     ===========

Net loss per share:
  Basic and diluted loss per share ........    $     (0.49)    $     (0.57)    $     (1.32)    $     (1.76)
                                               ===========     ===========     ===========     ===========


    RECLASSIFICATIONS

    Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications have no effect on reported net loss.

3. PROGRAM LICENSE FEES

    Program license fees are the rights to air programs acquired from others. In accordance with SFAS No. 63, "Financial Reporting by Broadcasters," program rights are deferred and then amortized on a straight-line basis over their license periods (the "airing windows") or anticipated usage, whichever is shorter. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs versus the revenues directly associated with the programming and related expense. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss.

    Program license fees consists of the following:

                                                                AS OF
                                               ----------------------------------------
            (IN THOUSANDS)                     DECEMBER 31, 1999     SEPTEMBER 30, 2000
-------------------------------------------    -----------------     ------------------
Program license fees -- affiliates ........        $ 17,361               $107,413
Program license fees -- non-affiliates ....          11,196                 51,909
Prepaid program license fees ..............           6,750                  6,750
                                                   --------               --------
     Program license fees, at cost ........          35,307                166,072
Accumulated amortization ..................         (16,726)               (29,907)
                                                   --------               --------
         Program license fees, net ........        $ 18,581               $136,165
                                                   ========               ========

    On May 9, 2000, Crown Media Holdings acquired $84.1 million of program license fees as part of the acquisition of Odyssey Holdings.

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                AS OF
                                               ----------------------------------------
            (IN THOUSANDS)                     DECEMBER 31, 1999     SEPTEMBER 30, 2000
-------------------------------------------    -----------------     ------------------
Technical equipment and computers ............      $10,330               $18,446
Furniture, fixtures and equipment ............          966                 1,790
Leasehold improvements .......................          461                 2,569
Construction-in-progress .....................        1,065                13,153
                                                    -------               -------
  Property and equipment at cost .............       12,822                35,958
Accumulated depreciation and amortization ....       (4,837)               (7,506)
                                                    -------               -------
  Property and equipment, net ................      $ 7,985               $28,452
                                                    =======               =======

    Construction-in-progress as of September 30, 2000, consists primarily of costs incurred for an advanced global network-operating center at our Englewood, Colorado, headquarters.

    Additionally, on May 9, 2000, Crown Media Holdings acquired $5.6 million of property and equipment as part of the acquisition of Odyssey Holdings.

5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    THE KERMIT CHANNEL

    In May 1998, Crown Media International formed two New York limited liability companies, H&H Programming-Latin America, L.L.C. ("HHPLA") and H&H Programming-Asia, L.L.C. (collectively operating as the "Kermit Channel") with The Jim Henson Company, a New York corporation, for the purpose of developing, owning and operating pay television programming services in Latin America and Asia. HHPLA was dissolved in December 1999. Each of Crown Media International and The Jim Henson Company held a 50% interest in each of the limited liability companies and currently holds a 50% interest in the Kermit Channel. The Kermit Channel is reflected in Crown Media Holdings' financial statements using the equity method of accounting for investments. Crown Media Holdings' equity in the net losses of the Kermit Channel of approximately $1.4 million and $1.0 million for the three months ended September 30, 1999 and 2000, respectively, and $3.7 million and $3.3 million for the nine months ended September 30, 1999 and 2000, respectively, are included in the condensed consolidated statements of operations as equity in net losses of unconsolidated subsidiaries and investment expenses.

    Crown Media Holdings provides services to the Kermit Channel in exchange for a fee as provided in an agreement between Crown Media and the Kermit Channel. This fee, which was approximately $629,000 and $1.0 million for the three months ended September 30, 1999 and 2000, respectively, and $1.9 million and $2.2 million for the nine months ended September 30, 1999 and 2000, respectively, includes direct and indirect costs incurred on behalf of the Kermit Channel, as provided by the agreements. Additionally, Hallmark Entertainment Distribution, a related-party, provides programming to the Kermit Channel in exchange for a fee through a license agreement.

    INVESTMENT IN ODYSSEY HOLDINGS, L.L.C.

    In November 1998, Crown Media International, through its wholly-owned subsidiary Hallmark Domestic Holdings, Inc., entered into an agreement to acquire a 22.5% common equity interest in Odyssey Holdings. The purchase price for Crown Media International's interest in Odyssey Holdings was $50.0 million. Pursuant to the terms of the agreement, Crown Media International paid $20.0 million of this purchase price in November 1998, an additional $20.0 million in May 1999 and the final payment of $10.0 million in February 2000. Consequently, at December 31, 1999, Crown Media International had an outstanding note payable related to this investment, included in notes and interest payable to affiliates in the accompanying condensed consolidated balance sheet of $10.0 million.

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

    Crown Media Holdings' investment in Odyssey Holdings was reflected in the condensed consolidated financial statements using the equity method of accounting until May 9, 2000, the date of the reorganization (note 1), at which time it became a consolidated subsidiary. Crown Media Holdings' equity in the net loss of Odyssey Holdings was approximately $1.9 million for the three months ended September 30, 1999, and $5.9 million and $4.8 million, respectively, for the nine months ended September 30, 1999 and 2000. These amounts are included in the condensed consolidated statements of operations as equity in net losses of unconsolidated subsidiaries and investment expenses. Crown Media Holdings' investment in Odyssey Holdings, through the date of the reorganization, exceeded the underlying equity in the net assets of Odyssey Holdings as of the date of the investment. This goodwill was being amortized over 20 years. For the three and nine months ended September 30, 1999, approximately $412,000 and $1.2 million were amortized related to this difference and were reflected in equity in net losses of unconsolidated subsidiaries and investment expenses in the accompanying condensed consolidated statements of operations, respectively.

    Prior to the reorganization and acquisition, Odyssey Holdings was accounted for as an equity investment. On May 9, 2000, Crown Media Holdings acquired an additional 55% interest in Odyssey Holdings (note 6). Subsequently, Odyssey Holdings was and will be accounted for as a consolidated subsidiary.

6. ACQUISITION

    The acquisition of the 55% interest in Odyssey Holdings in the reorganization on May 9, 2000 has been accounted for using the purchase method of accounting. The results of operations of Odyssey Holdings have been included in the condensed consolidated financial statements since May 9, 2000. The purchase price of the 55% interest in Odyssey Holdings has been allocated among net assets of Odyssey Holdings based on the estimated fair values of net assets acquired at the date of acquisition. The excess of purchase price over identifiable net assets acquired of $217.0 million has been allocated to goodwill and is being amortized using the straight-line method over the estimated useful life of 20 years.

    The following unaudited pro forma information presents a summary of consolidated results of operations of Crown Media Holdings, Crown Media International, and Odyssey Holdings as if the acquisition had occurred on January 1st of the periods presented, along with certain pro forma adjustments to give effect to amortization of goodwill, equity in net losses of unconsolidated subsidiaries, minority interests, and other adjustments. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                       1999               2000               1999              2000
                                   ------------       ------------       ------------       ------------
Revenues:
  Subscriber fees                  $  9,679,622       $ 14,091,318       $ 26,434,039       $ 36,165,843
  Advertising                         2,820,045          4,436,082          7,954,816         10,450,750
  Other                                 770,901            838,744          2,404,001          2,256,142
                                   ------------       ------------       ------------       ------------
Total revenues                       13,270,568         19,366,144         36,792,856         48,872,735
Cost of Sales:
  Programming costs:
      Affiliates                      8,117,349         11,327,083         18,140,394         31,452,443
      Non-affiliates                  3,184,897          3,609,054         11,608,131         10,012,544
  Subscriber acquisition cost
      Amortization                      532,500          1,147,183            532,500          3,331,775
  Other                               8,207,076         15,151,638         26,913,738         40,963,315
                                   ------------       ------------       ------------       ------------
Total cost of sales                  20,041,822         31,234,958         57,194,763         85,760,077
Selling, general and
  administrative expenses            18,183,277         18,244,638         40,238,003         53,489,500
Amortization of goodwill              3,132,078          3,132,078          9,396,234          9,396,234
                                   ------------       ------------       ------------       ------------
Loss from operations                (28,086,609)       (33,245,530)       (70,036,144)       (99,773,076)
Equity in net losses of
  unconsolidated subsidiaries
  and investment expenses            (1,359,051)          (953,816)        (3,675,238)        (3,278,759)

Minority interest in net loss         2,940,263                 --          6,931,309          4,240,563
Interest income, net                    546,086            626,074          1,919,794            775,396
                                   ------------       ------------       ------------       ------------
Net loss before income taxes        (25,959,311)       (33,573,272)       (64,860,279)       (98,035,876)
Income tax provision                   (229,641)          (468,037)          (567,732)        (1,019,891)
                                   ------------       ------------       ------------       ------------
Net loss                           $(26,188,952)      $(34,041,309)      $(65,428,011)      $(99,055,767)
                                   ============       ============       ============       ============
Weighted average number of
  Class A and Class B shares
  Outstanding                        60,000,000         60,006,188         60,000,000         60,002,063
Loss per share                     $      (0.44)      $      (0.57)      $      (1.09)      $      (1.65)

   A summary of Crown Media Holdings' unaudited Pro Forma Condensed Consolidated Statements of Operations and related Management's Discussion and Analysis of Pro Forma Results of Operations have been included to provide a comparative basis for users of Crown Media Holdings' financial information at the beginning of this Form 10-Q.

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

Consequently, Hallmark Entertainment and Crown Media Holdings entered into a tax sharing agreement. Under the tax sharing agreement, where Hallmark and Crown Media Holdings do file consolidated, combined or unitary tax returns, Crown Media Holdings will make tax sharing payments to (or receive payments from) Hallmark Entertainment equal to the taxes (or tax refunds) that Crown Media Holdings would have paid (or received) if it filed on a stand-alone basis. Such payments will be computed based on Crown Media Holdings' income, loss and other tax items beginning the day following the May 9, 2000 reorganization.

    Total income tax provision consists of the following:

                               FOR THE THREE MONTHS     FOR THE NINE MONTHS
      (IN THOUSANDS)           ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
--------------------------     --------------------     --------------------
                               1999            2000     1999            2000
                               ----            ----     ----            ----
Current:
  Federal ................     $ --            $ --     $   --        $   --
  Foreign ................      230             468        568         1,020
  State and local ........       --              --         --            --
                               ----            ----     ------        ------
     Total current .......      230             468        568         1,020
Deferred:
  Federal ................      400              --      1,200            --
  State and local ........       --              --         --            --
                               ----            ----     ------        ------
     Total deferred ......      400              --      1,200            --
                               ----            ----     ------        ------
     Total ...............     $630            $468     $1,768        $1,020
                               ====            ====     ======        ======

    The following table reconciles the income tax provision at the U.S. statutory rate to that in the financial statements:

                                               FOR THE THREE MONTHS      FOR THE NINE MONTHS
             (IN THOUSANDS)                    ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
------------------------------------------     --------------------     ---------------------
                                                 1999        2000         1999         2000
                                               -------     --------     --------     --------
Taxes computed at 35% .....................    $(5,245)    $(11,659)    $(13,542)    $(28,406)
Net operating losses not benefiting
Crown Media Holdings ......................      5,645       11,659       14,742       28,406

Additional tax on foreign income ..........        230          468          568        1,020
                                               -------     --------     --------     --------
     Income tax provision .................    $   630     $    468     $  1,768     $  1,020
                                               =======     ========     ========     ========

    The components of Crown Media Holdings' deferred tax assets and liabilities consist of the following:

                                                                AS OF
                                                 ---------------------------------------
             (IN THOUSANDS)                      DECEMBER 31, 1999    SEPTEMBER 30, 2000
---------------------------------------------    -----------------    ------------------
Deferred tax assets:
  Deferred revenue ..........................         $   862               $    235
  Bad debt reserve ..........................             278                  1,551
  Accrued compensation ......................           1,923                  5,631
  Net operating loss ........................              --                 16,500
  Other .....................................              --                    513
  Valuation allowance .......................              --                (22,431)
                                                      -------               --------
     Total deferred tax assets ..............           3,063                  1,999
Deferred tax liabilities:
  Depreciation ..............................            (556)                  (551)
  Unconsolidated subsidiaries' losses .......          (4,015)                (1,448)
  Other .....................................             (92)                    --
                                                      -------               --------
     Total deferred tax liabilities .........          (4,663)                (1,999)
                                                      -------               --------
       Net deferred taxes ...................         $(1,600)              $     --
                                                      =======               ========

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

    Information relating to Crown Media Holdings' continuing operations is set forth in the following table (operating loss is defined as total revenues less cost of sales; selling, general and administrative expenses; and amortization of goodwill. Home office costs are reflected in the domestic operating losses and are not allocated internationally):


                                             REVENUE FROM          REVENUE FROM       OPERATING     IDENTIFIABLE
          (IN MILLIONS)                    UNRELATED ENTITIES    RELATED ENTITIES        LOSS        ASSETS(A)
---------------------------------------    ------------------    ----------------     ---------     -------------
Three Months Ended September 30, 1999:
  Domestic                                        $  --               $0.6              $(11.4)        $  9.0
  International                                     8.6                 --                (0.1)          18.2
                                                  -----               ----              ------         ------
                                                  $ 8.6               $0.6              $(11.5)        $ 27.2
                                                  =====               ====              ======         ======
Three Months Ended September  30, 2000:
  Domestic                                        $ 6.6               $1.0              $(30.4)        $198.0
  International                                    11.8                 --                (2.8)          25.7
                                                  -----               ----              ------         ------
                                                  $18.4               $1.0              $(33.2)        $223.7
                                                  =====               ====              ======         ======
Nine Months Ended September 30, 1999:
  Domestic                                        $  --               $1.9              $(22.7)        $  9.0
  International                                    22.0                 --                (6.0)          18.2
                                                  -----               ----              ------         ------
                                                  $22.0               $1.9              $(28.7)        $ 27.2
                                                  =====               ====              ======         ======
Nine Months Ended September  30, 2000:
  Domestic                                        $ 9.6               $2.2              $(65.9)        $198.0
  International                                    30.4                 --                (7.8)          25.7
                                                  -----               ----              ------         ------
                                                  $40.0               $2.2              $(73.7)        $223.7
                                                  =====               ====              ======         ======


        (A) Identifiable assets exclude financial assets and goodwill.

    The countries in the Asia Pacific region and Latin America region have experienced illiquidity, volatile currency exchange rates and interest rates, and volatile political and economic conditions. Crown Media Holdings will be affected in the foreseeable future by economic conditions in these regions, although it is not possible to predict the extent of such impact.

    No customer accounted for more than 10% of Crown Media Holdings' total revenues for the three and nine months ended September 30, 1999 and 2000.

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

    Odyssey Holdings also licenses programming for distribution in the United States from Hallmark Entertainment Distribution under a program license agreement, dated November 13, 1998. Under the program agreement, Odyssey Holdings generally licenses made-for-television movies and miniseries owned or controlled by Hallmark Entertainment Distribution, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution for Odyssey Holdings. The program agreement has a term of five years and is automatically renewable for additional three-year periods, subject to rate adjustments, so long as Hallmark Entertainment Distribution, as applicable, or its affiliates, own 10% or more of Odyssey Holdings. In the event that Hallmark Entertainment Distribution owns less than 10% of Odyssey Holdings, the remaining term of the applicable program agreement will be two years from the date its ownership reaches that level.

    Programming costs related to the program agreements were $3.0 million and $7.5 million for the three months ended June 30, 1999 and 2000, respectively, and $9.3 million and $15.5 million for the nine months ended September 30, 1999 and 2000, respectively. As of December 31, 1999 and September 30, 2000, $34.6 million and $80.8 million, respectively, are included in license fees payable to Hallmark Entertainment Distribution in the accompanying condensed consolidated balance sheets.

                CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    SERVICES AGREEMENT WITH HALLMARK ENTERTAINMENT

    Hallmark Entertainment, its subsidiaries and various affiliates, provide Crown Media International with services that include legal, financial, tax and other general corporate services. For each of the nine months ended September 30, 1999 and 2000, Crown Media International has accrued $375,000 under the agreement.

    DEMAND NOTE

    In November 1999, Crown Media International entered into an agreement, as amended, with HC Crown Corporation, an affiliate of Hallmark Cards, under which HC Crown Corporation agreed to lend Crown Media International up to $40.0 million. Amounts borrowed under this agreement bear interest at 130% of the Applicable Federal Rate as set forth in the Internal Revenue Code, with the interest compounding on an annual basis. Amounts outstanding are due on demand. As of December 31, 1999 and September 30, 2000, principal and accrued interest under the agreement were approximately $12.7 million and $37.6 million, respectively, both of which are included in notes and interest payable to affiliates on the accompanying condensed consolidated balance sheets.

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

    Under the Company Agreement, the advance will be an amount equal to the sum of $3.5 million and, so long as VISN Management Corp. owns the preferred interest in the Company, $1.5 million multiplied by the quotient of the preferred liquidation preference (as adjusted under certain circumstances) divided by $25.0 million. The advance is increased annually based on the Consumer Price Index. The National Interfaith Cable Coalition is required to use these payments solely for programming related activities.

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

    ADVERTISING REVENUE

    Odyssey Holdings' advertising revenues include revenue from Hallmark Cards of $712,000 and $1.8 million, respectively, for the three and nine months ended September 30, 2000. No advertising revenue from Hallmark Cards was earned in comparable periods in 1999.

10. SUBSEQUENT EVENTS

    The operation of the Network Operations Center ("NOC") at our Englewood, Colorado, headquarters is currently expected to be completed in February 2001, when fiber optic connections necessary to uplink programs from the playback center become available. No interruption of service is expected.

    The share appreciation rights held by certain employees of Odyssey Holdings will be converted to a total of 1.3 million stock options under the 2000 Long Term Incentive Plan during the fourth quarter of 2000. Additionally, during the fourth quarter, Crown Media Holdings plans to change the vesting term of certain outstanding options from five years to four years. Both transactions have been approved by the Board of Directors.

   On October 26, 2000 the Company announced that, as part of its continuing efforts to increase distribution and drive advertising sales, it will be collapsing the Kermit Channel in Asia and introducing a new six-hour daytime block dedicated to the kids market on the Hallmark Entertainment Network in Asia. The Kermit Channel will remain on the air in India, where the Company is considering a joint venture partnership with Modi Entertainment Network.

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

    We own and operate pay television channels dedicated to high quality family programming, which we believe represents one of the most popular television formats. We currently operate and distribute the Hallmark Entertainment Network internationally and the Odyssey Network domestically, primarily through cable and direct-to-home satellite systems. At September 30, 2000, we had more than 60 million subscribers worldwide.

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

    We have distribution agreements with leading pay television distributors in each of our markets. Internationally, for the Hallmark Entertainment Network, some of these include British Sky Broadcasting, Ltd., Multicanal, and United Pan-Europe Communications. In the United States, the nine largest pay television distributors account for approximately 80% of all pay television subscribers. We currently distribute the Odyssey Network on cable systems operated by each of these nine pay television distributors, and at September 30, 2000, we had long term distribution agreements with six of the top nine pay television distributors, although there can be no assurance that we will be able to reach agreement with any of them. We are in discussions to sign long term distribution agreements with the remaining three top pay television distributors. No individual pay television distributor accounted for more than 10% of our revenues for the nine months ended September 30, 2000. Two individual domestic pay television distributors, AT&T and Time Warner, accounted for 12.3% and 12.0%, respectively, of our total subscribers for the nine months ended September 30, 2000. We currently distribute the Odyssey Network to approximately 31.4% of all United States pay television subscribers.

    REVENUES

Our revenues consist primarily of subscriber fees and advertising revenue. Subscriber fees are payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. Subscriber fees are recorded net of promotional subscribers. Prices vary according to:

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

    In markets where regular audience measurements are available, our advertising rates are calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed investment level by the advertiser. In these markets, we commit to provide advertisers certain rating levels in connection with their advertising. Revenue is recorded net of estimated shortfalls, which are usually settled by providing the advertiser additional advertising time. In other markets, our advertising rates are calculated on the basis of cost per advertising spot or package of advertising spots, and the price varies by audience level expected (but not measured) during a particular time slot. This is the predominant arrangement in the countries outside the United States in which we sell advertising time. Advertising rates also vary by time of year based on seasonal changes in television viewership.

    COST OF SALES

    Crown Media Holdings' cost of sales consists primarily of program license fees and the cost of signal distribution, dubbing and subtitling, marketing, and creating the promotional segments that are aired between programs. In the United States, we pay certain television distributors one-time subscriber acquisition fees to carry our channels. However, internationally, the markets generally do not require us to pay these fees. Subscriber acquisition fees are capitalized and amortized over the term of the applicable distribution agreement. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the expenses we incur against the revenues directly associated with each agreement. New market launches can require significant up front investments in program license fees, signal distribution, dubbing and subtitling, marketing, and promotional segments and creative production. Initial revenues from new market launches generally trail expenses by three to six months. We expect cost of sales to continue to increase in the future as we enter new markets and expand programming to support our advertising strategy.

    GOODWILL

    As a result of the reorganization, we have generated a significant amount of goodwill, which we are amortizing on a straight-line basis over the next 20 years. The amount of goodwill that we amortize in any given year will be treated as a charge against earnings under generally accepted accounting principles. If we are required to write-off our goodwill or accelerate the amortization of our goodwill, our results of operations, stockholders' equity or profitability could be materially adversely affected.

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

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

    RESULTS OF OPERATIONS

    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

    Overview. The actual results of operations reflect only the predecessor entity, Crown Media International, for the three and nine months ended September 30, 1999. Therefore, significant variances exist as a result of the acquisition of Odyssey Holdings. Please refer to "Pro Forma Results of Operations" included in "Part I: Financial Information" for further information.

    Revenues. Total revenues for the three and nine months ended September 30, 2000 increased $10.1 million and $18.3 million, respectively, which represent increases of 109.4% and 76.4%, respectively, over the comparable periods in 1999. The aforementioned increases in total revenues were attributable to $6.6 million and $12.5 million increases in subscriber fees for the three and nine months ended September 30, 2000, respectively, over the comparable periods in 1999. Higher subscriber fees resulted from new market launches and expanded distribution in existing markets. Crown Media Holdings' subscribers to Hallmark Entertainment Network and Odyssey Network as of September 30, 2000 increased 219.4% to 56.2 million, compared to September 30, 1999. Subscribers to Hallmark Entertainment Network as of September 30, 2000 increased 72.3% to 30.3 million compared to September 30, 1999. The Kermit Channel had an additional 4.6 million subscribers at September 30, 2000. The Hallmark Entertainment Network was launched during the third quarter 2000 in Hungary to approximately 50,000 subscribers and in Israel to approximately 1.0 million subscribers. In the third quarter 2000, Crown Media Holdings signed long term distribution agreements with three of the top nine domestic pay television distributors bringing six of the nine domestic pay television distributors under long term distribution agreements. During the third quarter 2000, 64.5% percent of total revenues were earned internationally and 35.5% of total revenues were earned domestically. Crown Media Holdings is continuing to change its focus of earning revenues primarily from subscriber fees to include increased advertising revenues. Consistent with this shift, advertising and other revenues increased $3.5 million and $5.8 million for the three and nine months ended September 30, 2000, which represent increases of 199.2% and 180.0%, respectively, over the comparable periods in 1999. The increase in advertising and other revenues reflect Crown Media Holdings' growing subscriber base, expanding sales of advertising time primarily in the United States and the United Kingdom and higher rates. Additionally, total revenues increased due to the acquisition of Odyssey Holdings on May 9, 2000. Crown Media Holdings recorded $4.6 million, or 100%, of Odyssey Holdings' revenue for the period May 9 through September 30, 2000. At the same time, subscribers increased at a greater rate than subscriber fees as a result of free carriage for a period of time, sometimes up to several years, associated with the acquisition of new subscribers.

    Cost of sales. Cost of sales for the three and nine months ended September 30, 2000 increased $20.5 million and $36.4 million, respectively, which represent increases of 191.7% and 110.6%, respectively, over the comparable periods in 1999. These increases were primarily due to the acquisition of Odyssey Holdings on May 9, 2000. Crown Media Holdings recorded $22.8 million, or 100%, of Odyssey Holdings' cost of sales for the period May 9 through September 30, 2000. Cost of sales as a percent of total revenue increased to 161.3% for the three months ended September 30, 2000, from 115.8% for the three months ended 1999. This increase was due primarily to a $8.6 million increase in affiliated programming costs and a $9.6 million increase in other operating costs for the aforementioned periods. Affiliated programming costs rose due to a greater use of Hallmark Entertainment Distribution titles necessary to fulfill the requirements of our programming strategy. The subscriber acquisition fees are likely to increase in the future as Crown Media Holdings expands its distribution. Additionally, operating costs rose as Crown Media Holdings expanded existing markets and launched the Hallmark Entertainment Network in the United Kingdom and Turkey during the second quarter 2000 and in Israel in July 2000. Total cost of sales increased reflecting the increased infrastructure, certain key senior management additions, and costs associated with supporting new markets. Cost of sales as a percent of total revenue increased to 164.3% for the nine months ended September 30, 2000, from 137.6% for the nine months ended September 30, 1999. This increase was primarily due to a $14.1 million increase in affiliated programming costs and a $21.3 million increase in other operating costs for the aforementioned periods. These increases in programming costs and other operating costs were attributable to the factors discussed above. Marketing expenses are expected to increase in the fourth quarter of 2000 and the first and second quarters of 2001 due to Crown Media Holdings' global business plan to introduce a new brand package for the Hallmark Entertainment Network, which includes branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand will be rolled-out beginning November 1, 2000, in Asia and Latin America and will continue to be rolled out in the other markets during the subsequent six months.

    Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2000 increased $8.2 million and $21.3 million, respectively, which represent increases of 81.7% and 108.3%, respectively, over the comparable periods in 1999. These increases were due in part to the acquisition of Odyssey Holdings on May 9, 2000. Crown Media Holdings recorded $13.9 million, or 100%, of Odyssey Holdings' selling, general and administrative expenses for the period May 9 through September 30, 2000. Selling, general and administrative expenses as a percent of total revenue decreased to 94.2% for the three months ended September 30, 2000 from 108.6% for the three months ended September 30, 1999, respectively. This decrease was due to the increase in total revenues discussed above. Selling, general and administrative expenses as a percent of total revenue increased to 97.3% for the nine months ended September 30, 2000 from 82.4% for the nine months ended September 30, 1999, respectively. This increase primarily reflects increased costs associated with supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels.

    Goodwill amortization expense. Goodwill amortization expense for the three and nine months ended September 30, 2000, was $3.1 million and $5.5 million, respectively. These increases were due to the acquisition of Odyssey Holdings on May 9, 2000.

    Loss from operations. Loss from operations for the three and nine months ended September 30, 2000 increased $21.7 million and $45.0 million, respectively, which represent increases of 189.1% and 156.7%, respectively, over the comparable periods in 1999. These increases in the loss from operations for the three and nine months ended September 30, 2000 were attributable to the factors discussed above.

    Equity in net losses of unconsolidated subsidiaries. Equity in net losses of unconsolidated subsidiaries for both the three and nine months ended September 30, 2000 decreased $2.7 million which represents decreases of 73.8% and 24.7%, respectively, over the comparable periods in 1999. These decreases were primarily due to the acquisition of Odyssey Holdings on May 9, 2000. Crown Media Holdings commenced consolidation of Odyssey Holdings on the date of the acquisition, as Crown Media Holdings has significant control over its subsidiary. Net losses derived from Odyssey Holdings were recorded under the equity method of accounting through May 9, 2000, and consolidated thereafter. Net losses derived from the Kermit Channel were recorded under the equity method of accounting.

    Interest (income) expense, net. Net interest income of $626,000 and $341,000, respectively, were earned for the three and nine months ended September 30, 2000 primarily from interest earned on short-term investments. Due to the initial public offering, the cash-on-hand balance was $61.8 million at September 30, 2000, as compared to $1.9 million at September 30, 1999. Net interest income of $158,000 and $773,000, respectively, were earned for the three and nine months ended September 30, 1999 primarily from a note receivable from Hallmark Entertainment.

    Income tax provision. Income tax provision for the three and nine months ended September 30, 2000 decreased $162,000 and $748,000, respectively, which represent decreases of 25.7% and 42.3%, respectively, over the comparable periods in 1999. The decreases were attributable to the reversal of deferred tax liabilities related to the increase in ownership of Odyssey Holdings.

    Net loss. Net loss for the three and nine months ended September 30, 2000 increased $18.4 million and $42.0 million respectively, which represent increases of 118.0% and 103.8%, respectively, over the comparable periods in 1999. These increases in net loss for the three and nine months ended September 30, 2000 were attributable to the factors discussed above.

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

    Since its inception, Odyssey Holdings has financed its operations primarily through equity contributions from its members. In connection with the admittance of The Jim Henson Company and Crown Media International as members in 1998, each of these new members agreed to each contribute $50.0 million, payable in installments. Each member received a 22.5% common equity interest in exchange for its initial contribution of $20.0 million. The new members paid a total of $40.0 million in each of 1998 and 1999, and the balance of $20.0 million was paid in February 2000, for a total of $100.0 million.

    As of September 30, 2000, Crown Media Holdings had obligations representing license fees for programming to non-affiliates, to Hallmark Entertainment Distribution, The Jim Henson Company, and the National Interfaith Cable Coalition of $34.4 million, $80.8 million, $9.9 million, and $1.3 million, respectively. Additionally, Crown Media Holdings also had obligations as of September 30, 2000, representing payables and notes payable to Hallmark Cards, Hallmark Entertainment, and other affiliates of $1.5 million, $7.4 million, and $37.6 million, respectively. As of September 30, 2000, receivables were $23.0 million, the current portion of program license fees was $73.8 million and cash and cash equivalents were $61.8 million.

    Cash used in operating activities was $87.5 million and $20.5 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used was used primarily to fund operating expenditures related to net losses of $82.4 million and $40.5 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash used was also impacted by the purchase of $63.2 million additional program license fees and the payment of $30.0 million to Hallmark Entertainment Distribution for license fees payable. Additionally, Crown Media Holdings' accounts receivable and receivables from unconsolidated subsidiaries increased $10.2 million and $4.2 million, respectively, for the nine months ended September 30, 2000 and 1999.

    Cash used in investing activities was $5.6 million for the nine months ended September 30, 2000. Cash provided by investing activities was $14.2 for the nine months ended September 30, 1999. The decrease in cash provided was due to the $18.7 million increase in purchases of property and equipment for the nine months ended September 30, 2000, as compared to the $2.1 million of purchases in the comparable period in 1999, offset by the $13.1 million received in conjunction with the May 9, 2000, acquisition of Odyssey Holdings.

    Cash provided by financing activities was $151.1 million and $5.3 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash provided by financing activities resulted primarily from Crown Media Holdings' initial public offering on May 9, 2000, which resulted in net proceeds of $126.3 million. The increase in cash provided by financing activities also resulted from a $27.1 million increase in borrowings from an affiliate. Additionally, during the nine months ended September 30, 2000 Crown Media Holdings received $10.0 million in capital contributions, which were used to fund the obligation to Odyssey Holdings of $10.0 million prior to its acquisition by us.

    In connection with our growth strategy, we expect that Crown Media Holdings will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. Crown Media Holdings is currently committed to spend more than $50.0 million for programming and more than $35.0 million for distribution over the next 12 months. Crown Media Holdings also expects to make capital expenditures of more than $5.0 million to complete construction of the network operating center over the same period.

    We are currently negotiating with a group of banks to obtain a $100.0 million credit facility ("credit facility"). We have entered into a non-binding term sheet for this credit facility. We believe the proceeds from the initial public offering and credit facility will be sufficient to meet the liquidity needs of both Crown Media and Odyssey Holdings, through at least the next 18 months. During the next 18 months and thereafter, we may seek to raise additional funds to operate and expand our businesses. Any additional equity financings could result in dilution to our existing investors. Any debt financings will likely increase our interest expense and may impose restrictive covenants.

    The impact of inflation on Crown Media Holdings' operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on Crown Media Holdings' operations.

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

                         RISKS RELATING TO OUR BUSINESS

    OUR BUSINESS HAS INCURRED NET LOSSES SINCE INCEPTION AND MAY CONTINUE TO INCUR LOSSES.

    The Hallmark Entertainment Network and the Odyssey Network both have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of September 30, 2000, we had an accumulated deficit of approximately $216.8 million and goodwill of $243.3 million. Amortization of goodwill resulted in a $5.5 million charge to earnings for the nine months ended September 30, 2000.

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

    WE ARE SUBJECT TO THE RISKS OF DOING BUSINESS OUTSIDE THE UNITED STATES.

    Historically, a significant portion of our revenues have been generated from foreign operations. In order to maintain or expand our presence in foreign markets, we may enter into joint ventures or other strategic relationships with local operators in those markets. Such relationships may, among other things, require us to issue additional equity, make minimum capital contributions, or inhibit our ability to make decisions with respect to operations in those markets. Certain foreign laws, regulations and judicial procedures may not be as protective of programmer rights as those which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. To the extent that significant currency fluctuations result in materially higher costs to any of our foreign customers, those customers may be unable or unwilling to make the required payments. We are subject to delays in access to courts and to the remedies local laws impose in order to collect our payments and recover our assets. In the future, we may experience problems with collecting accounts due from foreign customers, which would adversely affect our revenues and income. Our growth and profitability may suffer also as a result of, among other matters, competitive pressures on video delivery, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or affecting a particular customer.

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

                          SPECIAL NOTE WITH RESPECT TO
                          FORWARD-LOOKING INFORMATION

    We have made some statements which constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed above, in other parts of this Form 10-Q and in our prospectus dated May 3, 2000. We are under no duty to update any of the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2000, the decline of the fair value of the fixed income portfolio would not be material. We do not currently engage in any currency hedging transactions.

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

    Since the effective date of the registration statement through October 26, 2000, we have used approximately $86.7 million of the net proceeds. The aforementioned amount was used to pay outstanding programming payables of $30.0 million to Hallmark Entertainment, an affiliate, and to purchase additional programming, to enhance our NOC at our Denver facilities, to expand our distribution, to expand our advertising staff, and to fund other general corporate expenditures. The remaining proceeds have been invested in short term and cash equivalent investments until they are needed for our operating expenses. These uses of proceeds from our offering do not represent a material change from the anticipated uses described in the prospectus included in our registration statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    Crown Media Holdings announced on August 21, 2000, that it will introduce a new brand strategy. We have created a new brand package for the Hallmark Entertainment Network, which will include branded theme blocks, a new positioning line, on-air graphics and signature music. Please see our press release issued in connection with this development, a copy of which has been filed at Exhibit 99 to this Quarterly Report on Form 10-Q.

    Odyssey Network signed a long-term distribution agreement with EchoStar Communications Corporation ("EchoStar") to make the network available to EchoStar's 4.3 million customers beginning September 5, 2000. The Odyssey Network will be offered in DISH Network's America's Top 150 programming package at no additional charge. The term of the long term distribution agreement with EchoStar is approximately 6.6 years, and under the agreement, Crown Media Holdings will pay certain amounts to EchoStar for subscribers. Please see our press release issued in connection with this development, a copy of which has been filed at Exhibit 99 to this Quarterly Report on Form 10-Q.

    In the third quarter of 2000, Odyssey Holdings also entered into a long term distribution agreement with Charter for a period of 5 years. The terms of this agreement require Crown Media Holdings to pay certain subscriber acquisition fees.

    In the third quarter 2000, Odyssey Holdings entered into a distribution agreement with Adelphia for a term of approximately 5.5 years. Crown Media Holdings has paid and will pay to Adelphia in the future certain fees for subscribers.

    On October 26, 2000 the Company announced that, as part of its continuing efforts to increase distribution and drive advertising sales, it will be collapsing the Kermit Channel in Asia and introducing a new six-hour daytime block dedicated to the kids market on the Hallmark Entertainment Network in Asia. The Kermit Channel will remain on the air in India, where the Company is considering a joint venture partnership with Modi Entertainment Network. Please see our press release issued in connection with this development, a copy of which has been filed at Exhibit 99 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER            DESCRIPTION

    27            Financial Data Schedule

    99 Press Releases of Crown Media Holdings, Inc. dated August 21, 2000, September 5, 2000, and October 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    CROWN MEDIA HOLDINGS, INC. (Registrant)

Date: October 26, 2000                       /s/  David J. Evans
                                             -----------------------------------
                                             David J. Evans
                                             President, Chief Executive Officer
                                             and Director
                                             (PRINCIPAL EXECUTIVE OFFICER)

Date: October 26, 2000                       /s/ William J. Aliber
                                             -----------------------------------
                                             William J. Aliber
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS




  EXHIBIT
  NUMBER      DESCRIPTION
  ------      -----------
    27        Financial Data Schedule

    99        Press Releases of Crown Media Holdings, Inc. dated August 21,
              2000, September 5, 2000, and October 26, 2000.