Form 10-K
period 2000-12-31
CROWN MEDIA HOLDINGS INC
filed 2001-03-27
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

Commission File Number: 0-29109

Crown Media Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1524410
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6430 S. Fiddlers Green Circle,

Suite 500,
Greenwood Village, Colorado 80111
(Address of Principal Executive Offices and Zip Code)

(303) 220-7990

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $0.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 2, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $175,303,064. This excludes shares held by persons who may be considered affiliates.

     As of March 2, 2001, the number of shares of Class A Common Stock, $.01 par value outstanding was 29,373,157, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed, of the registrant are incorporated by reference in Part III of this report.

PART I
PART II
CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS
Ex-2.2 Contribution Agreement dated 3/15/01
Ex-10.1 Stockholders Agreement dated 3/15/01
EX-10.7 Amend/Restated Trademark License Agrmt.
Ex-10.8 Amend/Restated Trademark License Agrmt.
EX-10.9 Trademark License Agreement dated 5/1/00
EX-10.13 Amend/Restated Long Term Incentive Plan
EX-10.20 Third Amendment to Lease dated 9/26/00
EX-10.21 Fourth Amendment to Lease dated 2/6/01
EX-10.23 Employment Agreement - David Evans
EX-10.24 Employment Agreement - Lana Corbi
EX-10.25 Employment Agreement - Andre Carey
EX-10.26 Employment Agreement - Chris Moseley
EX-10.27 Employment Agreement - Charles Stanford
Ex-10.32 $150,000,000 Promissory Noted - 2/12/01
Ex-10.33 $150,000,000 Irrevocable Standby Letter
EX-21.1 List of Subsidiaries
Ex-23.1 Consent of Arthur Andersen LLP
EX-99 Press Releases

i

      The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings, Inc.’s (“Crown Media Holdings”) management, as of the date of this Annual Report on Form 10-K, including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes, or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed in other parts of this Annual Report on Form 10-K. Crown Media Holdings will not update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.

      In this Annual Report on Form 10-K, the terms “we,” “us” and “our” refer to Crown Media Holdings, and, unless the context requires otherwise, Crown Media International, Inc. (“Crown Media International”) and Odyssey Holdings, L.L.C. (“Odyssey Holdings”), subsidiaries of Crown Media Holdings that operate our business. The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

PART I

ITEM 1.  Business

Company Overview

      We own and operate pay television channels dedicated to high quality family programming, which we believe represents one of the most popular television formats. We believe that, with the programming we license from Hallmark Entertainment, Inc. (“Hallmark Entertainment”) and The Jim Henson Company, Inc. (“The Jim Henson Company”), we are establishing the Hallmark Entertainment Network and the Odyssey Network as destinations for viewers seeking high quality family entertainment and as attractive outlets for advertisers seeking to target these viewers. We have distribution agreements with leading pay television distributors in each of our markets. The following table shows, for each of our channels, programming sources, selected pay television distributors, territories in which we operate and the total number of our subscribers as of December 31, 2000.

Hallmark
	Entertainment	Odyssey
	Network	Network

Programming Sources	• Hallmark Entertainment, Inc. • The Jim Henson Company, Inc. • Third-party sources	• Hallmark Entertainment, Inc. • The Jim Henson Company, Inc. • National Interfaith Cable Coalition • Third-party sources
Selected Pay Television Distributors	• BSkyB • Cablevision • Modi Entertainment • United Pan-Europe Communications • Videoland • Via Digital • PCTV • Foxtel • Telepiu • Multichoice	• AT&T • Time Warner • DirecTV • Charter • Adelphia • EchoStar
Territories	International	Domestic
Total Subscribers	33.5 million	26.5 million

      As of March 2, 2001, our total number of subscribers had increased to approximately 65.0 million. For a more detailed description of our channels, see “— Channels — The Hallmark Entertainment Network” and “— Channels — The Odyssey Network.”

Development of Business

      On May 9, 2000, Crown Media Holdings completed a reorganization in which Crown Media Holdings’ shares were exchanged for 100% of Crown Media International, formerly known as Crown Media, Inc., and 77.5% of Odyssey Holdings. At the same time, Crown Media Holdings completed a public offering of 10,000,000 shares of Class A Common Stock at $14 per share. The net proceeds from this offering, after expenses and underwriting discounts and commissions, were approximately $125.4 million. We are a holding company, and, prior to the completion of the reorganization and the offering on May 9, 2000, we had no material assets, liabilities, contingent liabilities or operations. Crown Media Holdings considers Crown Media International as a predecessor corporation for financial reporting purposes.

      Our consolidated financial statements include the assets and liabilities of Crown Media International at their historical carrying values since both we and Crown Media International are entities under common control before and after the reorganization. The accompanying consolidated financial statements also include the assets and liabilities and results of operations of Crown Media Holdings’ other indirect, wholly and majority-owned subsidiaries.

      The assets and liabilities of Odyssey Holdings and its subsidiaries relating to Crown Media International’s 22.5% interest in Odyssey Holdings, acquired as part of the reorganization, and the 22.5% interest acquired by us in March 2001, are included in Crown Media Holdings’ consolidated financial statements at their historical carrying values. The acquisition of Liberty Media Corporation’s (“Liberty Media”) 32.5% interest in Odyssey Holdings and the National Interfaith Cable Coalition’s (“NICC”) 22.5% interest in Odyssey Holdings, both of which were transferred to us as part of the reorganization, are included in our consolidated financial statements at their fair market value using purchase accounting as of the date of the reorganization.

      In February 2000, EM.TV Merchandising AG (“EM.TV”) acquired The Jim Henson Company. In July 2000, we agreed in principle with EM.TV to acquire EM.TV’s 22.5% ownership interest in Odyssey Holdings and its 50% interest in the Kermit Channel. On March 15, 2001, we completed the transaction, and we now own 100% of the members’ common interests in Odyssey Holdings and 100% of the Kermit Channel. In consideration for these ownership interests, we issued 5,377,721 shares of our Class A Common Stock to The Jim Henson Company, a wholly owned subsidiary of EM.TV. The newly issued shares to EM.TV represent after the transaction approximately 8.2% of our outstanding Class A and Class B Common Stock and 15.5% of our Class A Common Stock based on our outstanding shares at March 15, 2001. The Jim Henson Company became a party to the stockholders agreement among our original stockholders, but does not have the right to designate a Board member pursuant to that agreement. The stockholders agreement contains, among other things, certain restrictions on the transfer of common stock by the parties until May 9, 2002. See a description of this agreement in Part III of this Report. In connection with the acquisition, we and EM.TV entered into a license agreement providing for our use of family programming of EM.TV on the Hallmark Entertainment Network or the Odyssey Network.

      During the fourth quarter of 2000, we and Hallmark Cards, Incorporated (“Hallmark Cards”) agreed to rebrand our international channel operated by Crown Media International from the Hallmark Entertainment Network to the Hallmark Channel. The new branding is being rolled out during 2001.

      In November 2000, we announced that we were investigating the possibility of acquiring certain film assets from Hallmark Entertainment. We formed an independent committee of directors to review this potential transaction.

      We have recently launched a test of Crown Interactive. Crown Interactive is designed to use a wide array of products and services from us, Hallmark Cards and Hallmark Entertainment in the interactive television marketplace. The Crown Interactive model is intended to allow consumers to view full screen streaming video of some of the best titles from the Hallmark Entertainment library. We are currently testing Crown Interactive in Singapore. We may also offer this service on a test basis in various countries during the second quarter of 2001.

      Liberty Media and UnitedGlobalCom, Inc. (“United”), the parent company of United Pan-Europe Communications, have announced that they entered into an agreement pursuant to which Liberty Media would transfer to United its interests in various international broadband distribution and programming assets and cash in exchange for convertible preferred stock of United. Upon closing of the entire transaction, which may occur in stages but which the parties anticipate will occur in the second quarter of 2001, Liberty Media would have a 43% economic interest and, following the occurrence of certain specified events, an 81% voting interest in United. Until such events occur, Liberty Media’s voting interest would be limited to 50%. As part of this transaction, United will acquire Liberty Media’s interest in us.

General

      Each of our channels benefits from a long-term program agreement with a subsidiary of Hallmark Entertainment, our parent company. These program agreements generally provide exclusive pay television access to Hallmark Entertainment’s first-run presentations and extensive library of original made-for-television movies and miniseries. Hallmark Entertainment’s library consists of more than 4,000 hours of programming, including eight of the 10 most highly rated made-for-television movies for the 1993 through 1999 television seasons, based on A.C. Nielson ratings. Programs contained in this library have won more than 110 Emmy Awards, Golden Globe Awards and Peabody Awards. The Odyssey Network also licenses a substantial amount of programming produced by The Jim Henson Company, a producer of popular family and children’s programming, through a long-term program agreement. Programs contained within The Jim Henson Company’s library have won more than 40 Emmy Awards and Peabody Awards.

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

      We have distribution agreements with leading pay television distributors in each of our markets. Internationally, for the Hallmark Entertainment Network, some of these include British Sky Broadcasting, Ltd., Multicanal, and United Pan-Europe Communications. In the United States, the nine largest pay television distributors account for approximately 90% of all pay cable and television subscribers in 2000. We currently distribute the Odyssey Network on cable systems operated by each of these nine pay television distributors, and at December 31, 2000, we had long-term distribution agreements with six of the top nine pay television distributors. Although there can be no assurance that we will be able to reach agreement with any of them, we are in discussions to sign long-term distribution agreements with the remaining top three pay television distributors. No individual pay television distributor accounted for more than 10% of our consolidated revenues or 15% of our consolidated subscribers for the year ended December 31, 2000.

      All of our material operations are part of the domestic and international pay television programming service industry. Information concerning revenues, operating losses and identifiable assets attributable separately to each of our domestic and international operations may be found in Note 14 of our Notes to Consolidated Financial Statements located on page F-28.

Industry Overview

      The pay television industry is comprised of program suppliers, pay television channel providers and distributors. Program suppliers, from whom we license our programming, include all of the major production studios and independent production companies, such as Hallmark Entertainment, The Jim Henson Company and NICC. These program suppliers create, develop and finance the production of movies, television miniseries, series and other programming. Program suppliers receive revenues by licensing this programming to broadcasters and channel providers around the world. These licenses are typically specific by territory and are limited to a certain number of showings within specified periods of time.

      We are a pay television channel provider. Pay television channel providers include all channel providers except free-to-air broadcasters, such as ABC, NBC, CBS, FOX and the BBC. These pay television channel providers acquire or license programming from program suppliers and generally package the programming according to an overriding theme. Pay television channel providers compete with each other for distribution and to attract viewers and advertisers. Pay television providers generally target an audience with a certain demographic composition, so that they can then sell that audience to advertisers.

      Pay television distributors own and operate the platforms used to deliver channels to subscribers. These distributors use several different technologies to reach their subscribers as described below. Distributors attempt to create a mix of channels that will be attractive to their subscriber population in an attempt to gain new subscribers and to reduce subscriber turnover. More recently, distributors have begun to offer additional broadband services such as Internet access, telephony and video-on-demand over their systems.

      As a result of the recently increased competition for limited analog channel space in the United States, pay television channel providers are often required to pay up-front subscriber acquisition fees to pay television distributors for carriage on their systems. These subscriber acquisition fees are paid to television distributors on a per subscriber basis and generally in advance of the receipt of subscriber fee revenues from such pay television distributors.

Distribution Platforms

      Four major distribution platforms are currently used to transmit programming. First, cable television systems use coaxial or fiber optic cable to transmit multiple channels between a central facility, known as a headend, and the individual subscriber’s television set. Second, analog and digital broadcast systems (such as DTH) use satellite transponders to broadcast television programming to individual dwellings with satellite reception equipment, including a dish and a decoder. Third, terrestrial television broadcasters (DTT) typically broadcast locally or through regional or national ground-based transmission networks. In general, such broadcasters use landline, microwave or satellite transmission systems to distribute programming to terrestrial transmission facilities for broadcast directly to viewers’ homes. Finally, channels can also be distributed through satellite master antenna television (SMATV). SMATV is used primarily for buildings, such as apartments and other buildings, that receive programming from satellites by means of a single antenna that is connected to a pay television distributor’s headend. The television signals are then distributed to individual units in the building by cable.

Sources of Revenue

Subscriber Fees

      Pay television customers subscribe for basic services by paying monthly fees for basic channels. The customers can also subscribe to additional packages of premium or pay-per-view services upon payment of additional fees. In most markets, pay television distributors generally pay a fee per subscriber to channel providers.

Advertising Revenue

      The advertising market differs greatly around the world. In the United States, the most developed television market, it was estimated by Advertising Age in 1999 that 39% of all advertising expenditures were spent on television. In other parts of the world, the amount spent by advertisers on television varies according to the development of each country’s television market. Program ratings systems in many non-United States markets are also less developed, and as a result, advertisers rely largely on subscriber counts rather than empirical measurements when buying advertising time.

      Television advertising is sold in a variety of formats. Many pay television channels largely rely upon the spot advertisement format. Spot advertisements are normally 30 seconds long and air during or between programs. They are often sold in packages of a certain number of broadcasts or to deliver a certain number of viewers. An alternative to spot advertising is sponsorship, which involves companies sponsoring a program or selection of programs on a channel by applying their branding around the programming.

      The ability of a television channel to generate advertising revenue largely depends on estimated or actual viewing levels, primarily based on ratings, and on advertising rates. Typically, in the United States and some other markets, independent ratings systems on which advertising sales can be based are well established and widely accepted within the industry. In addition, pay television channel providers and distributors may also provide estimated or actual subscriber information.

      Historically, advertisers have spent more on advertising through traditional broadcast television than through pay television. We believe that as pay television continues to gain viewership relative to broadcast television, it should attract a larger percentage of the total available dollars spent on television advertising.

Channels

The Hallmark Entertainment Network

Overview

      The Hallmark Entertainment Network commenced 2000 with 20.8 million subscribers and ended the year with 33.5 million subscribers, an increase of 61%. We currently distribute the Hallmark Entertainment Network to 18 geographic markets covering more than 100 countries, dubbed or subtitled into more than 24 languages according to local market practices, viewer preferences and cost considerations. Our largest markets include Asia Pacific, with more than 11 million subscribers, Latin America, with more than 10 million subscribers, United Kingdom, with more than four million subscribers, and Central Europe, with more than two million subscribers. We also have a significant presence in Italy, Spain, Sweden, Denmark and Africa.

Programming

      The Hallmark Entertainment Network offers a range of award-winning family programming including made-for-television movies and miniseries from the Hallmark Entertainment library. This library consists of epics, historical dramas, literary classics, romances and contemporary stories. We seek programming that is consistent with our programming theme to provide “great stories, well told.” The high quality family programming we offer is based on classic literature and universal themes, includes world-renowned actors and actresses, such as Katherine Hepburn, Paul Newman, Gregory Peck, Glenn Close, Peter O’Toole, Robert Duvall, Sidney Poitier, Whoopi Goldberg, Jon Voight, Anjelica Huston, Sam Neill, Patrick Stewart, James Earl Jones, Tommy Lee Jones and James Coburn and is often filmed in international locations.

      Our primary source for programming is Hallmark Entertainment, our parent company. Hallmark Entertainment is a worldwide leader in the production of movies for television. Hallmark Entertainment produces approximately 45-50 movies each year, and has an extensive library with more than 4,000 hours of quality family programming, including eight of the 10 most highly rated made-for-television movies for the 1993 through 1999 television seasons, based on Nielsen Media Research ratings. Programs contained in this library have won more than 110 Emmy Awards, Golden Globe Awards and Peabody Awards. Hallmark Entertainment productions generally account for between 50% and 60% of the programming on the Hallmark Entertainment Network. We license the remaining portion of the Hallmark Entertainment Network’s programming line-up from third parties. This third party programming is consistent with the themes and quality of the material licensed from Hallmark Entertainment. We license programming from third party suppliers such as Carlton International Media Limited, Granada Media Group Limited, CBS Broadcast International, Pearson Television International Ltd., Alliance Atlantis International Television Distribution Limited, Can West Entertainment International Distribution (formerly Endemol International Distribution B.V., Beyond Distribution Pty Ltd., Chrysalis TV & Film (Overseas) Ltd., Southern Star Sales Limited and Hearst Entertainment, Inc. We enjoy access to Hallmark Entertainment’s programming through a five-year program agreement with a subsidiary of Hallmark Entertainment. For more information regarding the program agreements with Hallmark Entertainment, please see Part III below.

      Examples of programming from the Hallmark Entertainment library include Arabian Nights, Cleopatra, Don Quixote, Jason and The Argonauts, Hound of the Baskervilles, On The Beach, Prince and the Pauper and David Copperfield, as well as programming from “The Collection,” from the Hallmark Hall of Fame library, such as Season For Miracles, Love Letter, Cupid & Cate and The Lost Child. Examples of third party productions on the Hallmark Entertainment Network include The Audrey Hepburn Story, Joan of Arc, Love Is Strange, Moby Dick and Time and Tide.

Distribution

      In the countries where we offer the Hallmark Entertainment Network, we distribute the channel through a variety of distribution platforms, such as cable, DTH and SMATV. We partner with international pay television distributors such as BSkyB, Multicanal, United Pan-Europe Communications, Cablevision, Foxtel, Telepiu, PCTV, Multichoice, Via Digital and United Communication Group (“Videoland”), and our international distribution agreements with such distributors generally last two to five years.

      We regularly review existing and potential markets to assess their prospects. As the number of Hallmark Entertainment Network subscribers increases in a market, we assess our ability to increase revenue or develop new revenue sources by subdividing the market through the addition of satellite signals to individual countries within that market as opportunities, particularly advertising, arise. When we subdivide a market, we are able to customize the channel to appeal to a more specific audience. The delivery of the Hallmark Entertainment Network to more targeted audiences also increases the number of potential advertisers on the channel by creating more targeted advertising opportunities for local or regional businesses in the markets in which we operate.

      The following chart shows the Hallmark Entertainment Network launch date, the approximate number of television households and pay television households, as estimated by Kagan World Media at December 31, 2000 (except where noted), and the number of Hallmark Entertainment Network subscribers at year end 1999 and 2000.

					Hallmark
					Entertainment		Hallmark
					Network		Entertainment
					Subscribers(1)		Network 2000
	Launch	Total TV	Pay TV	% Pay TV-			% of Pay TV
Markets	Date	Households	Households	Penetration	1999	2000	Households

		(000’s)	(000’s)		(000’s)

Latin America:

Argentina	1999	10,200	5,416	53.1%	3,592	3,875	71.5%

Mexico	1995	17,700	3,896	22.0	1,985	2,611	67.0

Brazil	1997	37,400	3,950	10.6	511	920	23.3

Venezuela	1997	3,800	945	24.9	439	698	73.9

Chile	1998	4,200	896	21.3	320	353	39.4

Colombia	1997	8,200	527	6.4	301	256	48.6

Other Latin America	Various	14,700	2,377	16.2	699	889	37.4

Subtotal		96,200	18,007	18.7	7,847	9,602	53.3

Asia Pacific:

India	1999	74,900	29,693	39.6	5,200	5,990	20.2

Taiwan	1998	6,050	4,912	81.2	1,200	1,960	39.9

Korea	2000	16,300	1,908	11.7	—	1,000	52.4

Philippines	1999	8,880	1,220	13.7	457	765	62.7

Australia	1996	6,923	1,467	21.2	335	463	31.6

Malaysia	1998	3,450	652	18.9	237	396	60.7

Thailand	1998	13,490	595	4.4	286	324	54.5

Indonesia/ Singapore	Various	30,460	1,909	6.3	248	324	17.0

					Hallmark
					Entertainment		Hallmark
					Network		Entertainment
					Subscribers(1)		Network 2000
	Launch	Total TV	Pay TV	% Pay TV-			% of Pay TV
Markets	Date	Households	Households	Penetration	1999	2000	Households

		(000’s)	(000’s)		(000’s)

Japan	1998	47,550	25,460	53.5	114	130	0.5

New Zealand	1996	1,260	632	50.2	79	210	33.2

China	1998	261,340	76,700	29.3	—	103	0.1

Other Asia Pacific(2)	Various	14,029	228	1.6	103	28	12.3

Subtotal		484,632	145,376	30.0	8,259	11,693	8.0

Europe:

United Kingdom	2000	24,017	9,256	38.5	—	4,208	45.5

Israel	2000	1,600	1,100	68.8	—	1,262	114.7

Poland	1998	12,468	6,356	51.0	912	1,193	18.8

Italy	1997	20,742	2,441	11.8	600	986	40.4

Spain/ Portugal	1997	12,979	3,395	26.2	513	844	24.9

Russia/ Middle East	1997	58,617	8,005	13.7	233	449	5.6

Czech Republic	1998	4,022	1,682	41.8	330	356	21.2

Romania	1999	7,609	3,507	46.1	655	344	9.8

Slovakia/ Croatia	Various	1,862	1,158	62.2	170	321	27.7

Turkey	2000	16,100	1,200	7.5	—	170	14.2

Hungary	2000	3,600	2,800	77.8	—	166	5.9

Bulgaria	1999	2,949	979	33.2	30	142	14.5

Subtotal		166,565	41,879	25.1	3,443	10,441	24.9

Scandinavia/ Benelux:

Sweden	1996	4,142	2,804	67.7	290	417	14.9

Denmark	1996	2,438	1,844	75.6	151	219	11.9

Norway	1996	1,869	1,169	62.5	105	304	26.0

Finland	1996	2,070	1,181	57.1	99	49	4.1

Belgium/ Holland/ Iceland	Various	10,665	10,353	97.1	125	196	1.9

Subtotal		21,184	17,351	81.9	770	1,185	6.8

South Africa(3)	1996	6,074	1,343	22.1	475	600	44.7

Total		774,655	223,956	28.9%	20,794	33,521

(1)	Total subscribers includes promotional (free) subscribers at December 31 of each period presented.

(2)	Represents Bangladesh, Pakistan and Middle East Subscribers; television household data not available.

(3)	Source: Baskerville Communications Corporation.

Significant Launches

      United Kingdom. The United Kingdom is a developed television market with nearly 2.4 million television households. Cable penetration is approximately 25% of television households with three million basic subscribers. However, DTH continues to be the primary platform with approximately five million subscribers.

      In August 1999, we completed a distribution agreement with BSkyB, a large pay television distributor in the United Kingdom. Pursuant to this agreement, the Hallmark Entertainment Network will be carried on BSkyB’s digital DTH service for five years following the launch of the service. The contract provides the Hallmark Entertainment Network a minimum number of subscribers as a percent of BSkyB’s total basic digital residential subscribers, and provides BSkyB an 18-month period of exclusive distribution of the

Hallmark Entertainment Network in the United Kingdom. We launched the Hallmark Entertainment Network under this agreement in the United Kingdom in May 2000.

      BSkyB launched its digital package in October 1998 and reduced the pricing of its service to consumers in mid-1999. Following the October 1998 launch of its BSkyB’s digital package of over 140 channels, and the reduction in the pricing of its service to consumers in mid-1999, BSkyB has converted a significant portion of its analog subscribers to digital, and had at December 31, 2000, approximately five million digital subscribers.

      Israel. Israel is a technologically advanced market with 1.6 million television households. We launched the Hallmark Entertainment Network in Israel in July 2000 with Tevel International Communications Ltd., Golden Channels, and Matav, providing the Company with significant cable coverage in Israel and access to approximately 1.2 million subscribers. In addition we have entered into an agreement with YES, the national DTH provider.

      Taiwan and South Korea. In 2000, the Hallmark Entertainment Network expanded its affiliate network in the Asia Pacific by signing with two major new partners, Videoland in Taiwan and Korea’s World Event Network Co. Ltd. (“WENTV”). As of January 1, 2001, Videoland distributes the Hallmark Entertainment Network on a 24-hour basis to Taiwan’s four million cable TV homes, which represents approximately 80% of the market’s total TV households. Since January 1, 2001, Videoland has also represented Hallmark Entertainment Network’s advertising sales efforts in Taiwan.

      Launched on October 1, 2000, WENTV is one of 15 new cable TV channels licensed by the Korean government. Under the terms of the agreement with Hallmark Entertainment Network, WENTV began carrying four hours of our programming every night during primetime, from 8 p.m. — midnight, in December 2000. The programming carries Korean subtitles in addition to an English-language soundtrack. WENTV had one million subscribers, which represents approximately 60% of Korea’s cable TV homes as of December 31, 2000.

Other Launches

      Four other Asia Pacific affiliates joined the Hallmark Entertainment Network during the fourth quarter of 2000 — Sri Lanka’s Grant Cable (Pvt.), Saarc Media Services Ltd. in Bangladesh, and Macau Cable TV and Home Cable in the Philippines. We also signed agreements with pay television distributors in Hungary and Turkey and launched the channel in these territories in July 2000 to approximately 336,000 subscribers.

Sources of Revenues

      Like most pay television channels, we currently derive substantially all of our international revenues from subscriber fees and advertising sales. Subscriber fees are currently our primary source of revenue at Crown Media International. We generally charge our pay television distributors a fee per subscriber for the right to broadcast the Hallmark Entertainment Network. We have significantly increased the number of subscribers to the Hallmark Entertainment Network in the past year, and have consequently seen an increase in revenues generated from subscriber fees. As international subscriber fees continue to experience downward pressure and our subscriber base expands, we continue to focus on increasing advertising revenues. For the years ended December 31, 2000 and 1999, subscriber fees revenues were $39.8 million and $27.7 million, respectively, an increase of $12.1 million and $7.1 million from the year ended December 31, 1999 and 1998, respectively.

      We also derive revenues from the sale of advertising time on the Hallmark Entertainment Network. We generate revenues directly from advertisers as well as from our pay television distributors under distribution agreements that typically provide for a sharing of net revenues from advertising. We believe that the increasing number of subscribers to the Hallmark Entertainment Network and the favorable demographics of its family audience provide us with the opportunity to substantially increase revenues from the sale of advertising time. Currently advertising revenues of Crown Media International are derived primarily from activities in a limited number of countries, including the United Kingdom, Argentina, certain countries in Latin America, East Asia, Poland and South Africa.

      We continue to expand our advertising sales staff to take advantage of the opportunities that have been created through our growing family-oriented subscriber base. We have a core advertising staff that has developed and is implementing our advertising sales strategy. They have identified key markets, opened sales offices in these key markets and identified potential clients in these markets. We have advertising sales offices in Miami, New York, Singapore, Hong Kong, Taipei City, and London, and have entered into representation agreements with third parties for advertising sales in Argentina, Poland, Malaysia, Mexico, Brazil, South Africa and the United Kingdom.

      As a result of initiatives begun in 2000, we expect to have growing revenues. First, we increased the number of satellite feeds delivering our channel, which enabled us to further customize our channel in specific markets. For example, we now send multiple signals to Latin America which have been customized to cater to certain key countries of Latin America, rather than sending a single feed to all of Latin America. We believe localized feeds will lead to more opportunities for the sale of advertising to local businesses or to multinational advertisers interested in reaching customers in specific countries. Second, we have built a Network Operations Center which will allow us to originate the channel. We will be able to insert commercials into our programming, instead of relying on our affiliates for that service.

      For the years ended December 31, 2000 and 1999, revenues from the sale of advertising on the Hallmark Entertainment Network were $6.0 million and $1.7 million, respectively. We expect that figure to grow as we become more focused on advertising sales as a source of revenue.

Sales and Marketing

      Hallmark Entertainment Network focuses its marketing efforts to maximize our two revenue streams in the individual markets in which the channel is distributed. Hallmark Entertainment Network’s marketing efforts vary by market depending on the maturity of the local television industry, the level of distribution of the Hallmark Entertainment Network and the potential for the sale of advertising.

      In markets where the Hallmark Entertainment Network has not maximized its carriage with pay television distributors, marketing efforts are primarily directed toward potential new distributors. These marketing efforts include advertising in trade publications and participating in industry trade shows, as well as direct mail and public relations campaigns. In these markets, efforts are also made to market the channel to potential viewers to drive consumer demand for carriage of the channel by local affiliates.

      In markets where the Hallmark Entertainment Network has obtained substantial distribution or has exclusive agreements with primary distributors, marketing efforts are primarily directed toward maintaining and increasing subscribers and viewership. Our efforts in these markets are directed toward men and women ages 18 to 49. These consumer directed marketing efforts are coordinated with and are often partially funded by our pay television distributors in each market. These efforts often include traditional marketing campaigns consisting of print, billboard, cross-channels, radio and television advertising. Additionally, we emphasize our unique relationship with our primary content supplier, Hallmark Entertainment, through the use of premier screening events, press tours with actors and actresses and viewer trips to movie sets. We also use Hallmark Entertainment Network’s website to market and promote the channel through schedule information, movie synopses, games and contests.

      In markets where we are developing Hallmark Entertainment Network’s advertising business, marketing efforts are also directed toward potential advertisers. When marketing the Hallmark Entertainment Network to potential advertisers, we focus on media planners and buyers and on regional and international advertisers.

The Odyssey Network

Overview

      As of December 31, 2000, we distribute the Odyssey Network in the United States to 26.5 million subscribers through more than 25 cable operators and satellite providers. Subscribers of the Odyssey Network decreased from 27.4 million in 1999 to 26.5 million in 2000 due to the acquisition of one of the leading pay television distributors by another distributor and to the expiration of agreements we had with other pay television distributors. During 2000, we renegotiated or signed agreements with the AT&T, Time Warner, DirecTV, Charter, Adelphia and EchoStar distribution systems, six of the top nine largest distributors, and are seeking to increase our subscriber base by signing long-term distribution agreements with the other three of the top nine multi-system operators and satellite providers. The nine largest pay television distributors in the United States accounted for approximately 90.0% of all cable and satellite television subscribers in 2000. In late 2000, we also signed an agreement with MediaCom, the tenth largest multi-system operator in the United States.

Programming

      The Odyssey Network offers a range of high quality family and values-based programming including historical dramas, romances, literary classics, contemporary stories and animated series that is consistent with its programming theme to provide “magical, mystical, spiritual and always entertaining” programming. Our primary sources for programming on the Odyssey Network are Hallmark Entertainment, The Jim Henson Company and NICC. We also license programming from third parties for exhibition on the Odyssey Network. Programming from Hallmark Entertainment accounted for 50% of the Odyssey Network’s programming in 2000, and programming from The Jim Henson Company accounted for 18% of the Odyssey Network’s programming in 2000.

      Examples of programming from the Hallmark Entertainment library include, Scarlett, True Women, Neil Simon’s Sunshine Boys, Gypsy, The Ascent, Larry McMurtry’s Streets of Laredo and Captive Heart: The James Mink Story as well as programming from “The Collection” from the Hallmark Hall of Fame library such as What the Deaf Man Heard, Anne Tyler’s Saint Maybe, Sarah, Plain and Tall, and Summer of Ben Tyler. In addition to the Hallmark Entertainment library of movies and miniseries, we license programming from the extensive and popular library of The Jim Henson Company, which includes award-winning theatrical and children’s productions. Programs contained within The Jim Henson Company library have won more than 40 Emmy Awards and Peabody Awards. Examples of The Jim Henson Company programming include The Muppet Show, The Muppet Movie and Fraggle Rock. We also have the benefit of a selection of values-based programming, such as News Odyssey, and programming from NICC, such as Today’s Life Choices. Examples of third party programming shown on the Odyssey Network include the popular drama series Dr. Quinn Medicine Woman, Christy, Happy Days, Rescue 911, and My Three Sons. Other examples of our third party programming include acquired movies and miniseries such as Roots, Alex Haley’s Queen, Winds of War, James Michener’s Texas, Houdini, Amelia Earhart: Final Flight, Tecumseh: The Last Warrior, and Crazy Horse.

      We also benefit from premiering and airing original movies, miniseries and series on the Odyssey Network. Hallmark Entertainment, The Jim Henson Company and NICC each produce original programs that premier, and sometimes air exclusively, on the Odyssey Network. For example, the Odyssey Network features new episodes of the award-winning creative parenting series Donna’s Day, produced by The Jim Henson Company, and new episodes of the inspiring Quiet Triumphs, hosted by Mary Alice Williams and produced by Odyssey Holdings. Other original Odyssey Network series include Sunday Dinner and America!. In addition, the Odyssey Network recently aired The Hound of Baskervilles and Hamlet, produced exclusively for the Odyssey Network by Hallmark Entertainment.

      Our program agreements with a subsidiary of Hallmark Entertainment and The Jim Henson Company typically provide for a one-time license fee for the right to exhibit a program in the United States within a specified period of time. Generally, our program agreements with third parties are similarly structured.

Distribution

      We currently distribute the Odyssey Network to approximately 32.1% of all United States pay television subscribers. The following table shows the approximate number of pay television households and Odyssey Network subscribers for each of the nine largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2000.

			Odyssey
	Total US	Odyssey	Network
	Pay TV	Network	% of Pay TV
Pay Television Distributor	Households(1)	Subscribers(1)	Households

	(In thousands, except percentages)

AT&T	17,331	7,778	44.9%

Time Warner Cable	12,840	7,431	57.9%

Cox	6,157	1,801	29.2%

Comcast	6,789	1,483	21.8%

DirecTV	9,544	1,441	15.1%

Charter	6,549	1,185	18.1%

Adelphia	5,788	978	16.9%

Cablevision	3,162	932	29.5%

Echostar	5,295	225	4.2%

All others	8,936	3,234	36.2%

Total	82,390	26,488	32.1%

(1)	Sources: Nielsen Media Research and Media Business Corp. and Sky Report December 2000.

Sources of Revenues

      We currently derive substantially all of our revenues from subscriber fees and advertising sales. We charge our pay television distributors a monthly per subscriber fee for the right to broadcast the Odyssey Network. Generally, these distribution agreements last for five to 10 years, and include annual increases of both subscribers and per subscriber fees. A distribution agreement may also involve a payment by us for the establishment of the relationship or, together with or in lieu of any payment, the free carriage of our channel to subscribers for a period of time. For the years ended December 31, 2000, 1999 and 1998 revenues derived from subscriber fees for the Odyssey Network were approximately $11.1 million, $7.8 million and $6.5 million, respectively.

      As a result of the Odyssey Network’s demographically favorable subscriber base we generate significant revenues from the sale of advertising time on the channel. We have also established an advertising infrastructure with sales offices in New York, Los Angeles and Chicago. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on the Odyssey Network. For the years ended December 31, 2000, 1999 and 1998 revenues from the sale of advertising time on the Odyssey Network were approximately $13.7 million, $9.3 million and $11.5 million, respectively.

Sales and Marketing

      In 1998, we began targeting younger demographics with a family friendly strategy. Extensive market research indicated an opportunity for quality programming targeted to adults yet also appealing to children. We believe that such programming encourages families to watch television together, resulting in larger audiences and viewer demographics more attractive to advertisers. In addition, based on a 1998 television viewers survey, consumers told us it was important to have television that the whole family could watch together.

      As a result, we began operating the Odyssey Network in November 1998 and relaunched the channel in April 1999, featuring family friendly programming from the Hallmark Entertainment and The Jim Henson

Company libraries. We also added an additional programming feed which allowed us to provide primetime programming nationwide. This relaunch resulted in an immediate positive shift in audience demographics without the loss of ratings which typically occurs when a pay television network changes its target audience. According to Nielsen Media Research comparing the first quarter of 1999 to the fourth quarter of 2000, viewership among adults 18-49 in full day increased more than 126% and the networks audience composition improved 47% among adults 18-49, while decreasing 34% among adults over 55. During that same period, primetime viewership among women 25-49 increased by more than 68%, daytime household delivery increased by more than 105% and viewership among women 18-49 in late night increased by over 73%.

      Our access to the Hallmark Entertainment and The Jim Henson Company libraries and their future output provides guaranteed access to high quality family programming that is consistent with our brand positioning. In addition, our association with these known and trusted brands:

•	provides our viewers with tangible evidence of our commitment to provide entertainment appropriate for the entire family;

•	significantly enhances our ability to attract advertising commitments from the largest advertisers. We were able to attract 67 of the leading advertisers in 2000; and

•	provides a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

      We focus our marketing efforts on consumers, advertising decision-makers, pay television distributors and other persons influential in the television industry (regulators, educators, trade and consumer journalists, etc.) Our strategy is to be clearly branded, differentiated and relevant to the targeted audiences. We reflect brand attributes of aspirational, entertaining, in good taste, wholesome and high-quality in all of our communications. We articulate family friendly without being exclusively family focused in order to draw in as wide as audience as possible from our target demographics. Our target audience is men and women ages 18 to 49.

      Our marketing mix for viewers spotlights original events as “high profile” programming to drive sampling by views, advertising revenues and distribution. These original programs are appealing to broad audiences and are marketing friendly for key advertisers. On-air promotion is critical in attracting viewers to programs, and off-air media across print, out-of-home, spot cable and radio advertising is essential to attract new audiences. When marketing the Odyssey Network to advertisers, we focus on media planners and buyers and on national and regional brands.

      Our primary marketing goals in the first two years since our relaunch have been to build the Odyssey Network brand, increase awareness of the Odyssey Network, retain existing viewers, grow our distribution, build a solid base of advertisers, and maintain and grow ratings. Our Odyssey Network marketing staff is working closely with the other Odyssey Network departments to help achieve all of these goals.

  The Kermit Channel

      During 2000, we operated the Kermit Channel, which was formed in 1998, as a joint venture with The Jim Henson Company. Kermit Channel revenues were primarily from subscriber fees, and the channel was distributed and marketed in a manner similar to the Hallmark Entertainment Network in the Asia Pacific region and India.

      In October 2000, we collapsed the Kermit Channel in Asia, but maintained the channel in India, and in lieu of a separate channel, we introduced a six-hour programming block dedicated to the children’s market on the Hallmark Entertainment Network in our Asian feed. As of January 1, 2001, following the positive reception from subscribers, distributors and advertisers, we completed the collapse of the Kermit channel, introducing a block of children’s programming on the Hallmark Entertainment Network in India. The Hallmark Entertainment Network throughout Asia now offers programming on one channel that is targeted at all of its key demographics.

      We received management fees from the Kermit Channel during 2000. As a result of the purchase of EM.TV’s interests and the collapsing of the Kermit Channel into a block on the Hallmark Entertainment Network, we do not expect to earn management fee revenues in the future. See Note 5 to Notes to Consolidated Financial Statements.

Channel Operations

Channel Creation

      The programming departments at each of our channels are responsible for ensuring the consistent quality of the family programming we offer. The programming, scheduling and acquisitions departments work in conjunction with the creative services and traffic departments to create the distinctive appearance of our channels.

      The creation of our channels begins with the acquisition of programming. The acquisitions department licenses programming from Hallmark Entertainment, The Jim Henson Company, NICC and other program suppliers. The acquisitions department’s screening staff reviews and summarizes all potential programming to ensure compliance with our quality and content standards. The acquisitions department licenses programming based on the amount of new programming required on our channels as well as cost considerations.

      In most of our international markets, we customize the Hallmark Entertainment Network by dubbing or subtitling program elements into local languages. The decision to customize the channel into local languages is based on local market practices, viewer preferences and cost considerations. Language preparation is coordinated by our program operations department. Program language elements are typically shipped to the specific region to ensure that nuances in dialect of the particular language are captured. The elements are then returned to our Denver headquarters, where the language elements are combined with the other programming elements.

      The Brand Creative Services department of the Hallmark Entertainment Network is responsible for creating on-air promotional segments or interstitials which are broadcast between the feature movies, miniseries and series on the Hallmark Entertainment Network. Promotional segments are prepared in more than 24 languages for broadcast worldwide. These interstitials invite viewership, guide viewers to specific programming, and promote a “Brand Awareness” image for the Hallmark Entertainment Network. The Brand Creative Services design group creates special graphics for broadcast interstitials and marketing print materials for use in sales, promotion, and advertising worldwide. They also develop channel internet web site graphics and animation art broadcast in multiple countries and languages.

      The Odyssey Network has an in-house production group, which is a film unit that produces original interstitial programming as well as image and promotional campaigns. The graphic design group is responsible for the look of the Odyssey Network.

      The scheduling department creates the playlist which contains a list of daily programming. The scheduling department works with the creative services and marketing personnel to continuously monitor the programming mix. The playlist is then forwarded to the traffic department.

      The traffic department inserts promotional segments into the playlist and creates the daily log, which is the stream of programming that will ultimately be viewed by the subscriber. The daily log, together with digital tapes that contain the corresponding programming, are then forwarded to an origination and playback facility, which is operated by a third party. Digital tapes that contain the promotional segments are forwarded to the third party origination and playback facility separately.

Channel Delivery

      We deliver the daily log and digital tapes to our Network Operations Center or to a third party origination and playback facility for each market, where the programming, promotional and advertising elements are combined and compressed into a single signal, and delivered to an uplink facility. The uplink facility then transmits the signal to the satellite transponder that covers the relevant geographic market, and the transponder reflects the signal back within its designated geographic area to head-end facilities and Direct to Home satellite services operated by pay television distributors who receive and decode our signal and transmit our channel.

      We built an advanced global Network Operations Center at our Greenwood Village, Colorado headquarters, which commenced operations in February 2001 and has the ability to perform origination and playback services for the Hallmark Entertainment Network and the Odyssey Network for up to 32 programming channels. The Network Operations Center is an efficient, state of the art broadcasting operation. The facility enables us to:

•	efficiently expand distribution into new markets;

•	control on air quality and reliability while containing cost;

•	and distribute programming in digital and other formats as required in the rapidly evolving broadband distribution environment, while consolidating our library management.

      In February 2001, the Central Europe, Turkey and Scandilux feeds were launched from the Network Operations Center. We intend to consolidate origination and playback for most of Hallmark Entertainment Network’s Latin America and European signals into our headquarters by mid-2001. The remaining signals will be brought into our facilities as the current playback vendor contracts expire.

      The following chart summarizes, for each of our markets, the distribution platforms through which we deliver our channels, our primary pay television distributors, the various languages in which our channels are broadcast, and the uplink and satellites we currently use to deliver our channels.

Primary
	Distribution	Primary Pay TV		Uplink Providers/
Market	Platforms	Distributors	Languages	Locations	Satellites

Latin America	Cable	DirecTV	Spanish	Hero	NSS 806
	DTH	Sky Latin America	Portuguese	Productions
		Cablevision	English	Miami, Florida

Asia Pacific	Cable	Modi	Mandarin	NDTC	Apstar IIR
	DTH	Rebar MSO	Thai	Hong Kong
		UBC MSO	English
		SCV	Japanese	SkyPerfect	JCSat-3
		CATV	Korean	Tokyo, Japan

Central Europe	Cable	United Pan-Europe	Polish	Hero	Telstar 12
	DTH	Communications	Hungarian	Productions
			Croatian	Miami, Florida
Romanian
Slovakian
Slovenian
Bulgarian
English
Scandinavia/

Benelux	Cable	Via Sat	Swedish	Hero	Telstar 12
	DTH	Stjarn-TV	Dutch	Productions
			Norwegian	Miami, Florida
Danish
English

Italy	DTH	Telepiu	Italian	Telepiu	Hot Bird
			English	Milan, Italy

Spain	DTH	Via Digital	Castillian	Via Digital	Hispasat
			Portuguese	Madrid, Spain
English

Primary
	Distribution	Primary Pay TV		Uplink Providers/
Market	Platforms	Distributors	Languages	Locations	Satellites

Africa	DTH	Multichoice	English	Multichoice	PanAmSat 4
Johannesburg,
SAF

Czech Republic	Cable	Kabel Plus	Czech	Kabel Plus	Kopernicus 2
		Cable Association	Slovak	Prague, Czech
English

Australia	Cable	Foxtel	English	Foxtel	Optus B3
	DTH	Austar		Sidney,
Australia

Russia	Cable	NTV	Russian	Hero	Telstar 12
	DTH	Metromedia		Productions
Miami, Florida

United Kingdom	DTH	BSkyB	English	BSkyB	Telstar 12
London
Israel and

Middle East	Cable	Tevel	Hebrew	Hero	Telstar 12
		Golden Channels	Arabic	Productions
		Matav	Russian	Miami, Florida
English

United States	Cable	AT&T	English	AT&T	GE C-3
		Time Warner		Los Angeles,
California

New Zealand	DTH	Sky New Zealand	English	Sky Auckland	Optus B1

  Business Strategy

      Our principal objective is to be the destination of choice for viewers who seek high quality family programming and for advertisers who target these viewers, with the goal of maximizing the profitability of our existing business and leveraging our opportunities to develop new sources of revenue. The key elements of our business strategy to achieve this objective are to capitalize on our unique brands; increase advertising revenues; continue to refine the attractiveness of our channels; capitalize on broadband distribution; and facilitate our overall business strategies through our new advanced digital global network operating center.

      We intend to pursue the following strategies, which are aimed at maximizing our opportunities for additional growth, increasing our revenues and improving our operating performance.

Capitalize on Our Unique Brands by Marketing to Pay Television Distributors, Viewers and Advertisers

      We intend to capitalize on our unique branded content by marketing to pay television distributors, viewers and advertisers. We believe family programming represents one of the most popular television formats. Based on a 1998 television viewers survey, we believe that viewers consider it important to have television that the whole family can watch together. We believe our branded content attracts these viewers and makes us attractive to pay television distributors who seek these viewers. We also believe our branded content attracts advertisers because of the demographic attributes of these viewers.

Expand Distribution of Our Channels Worldwide through Distributors in Each Market

      We seek to gain access to the largest number of potential subscribers. To do this, we intend to expand the distribution of our channels by capitalizing on our brands and the popularity of our programming. We also intend to expand distribution by targeting pay television distributors in each of the markets we serve. We tailor the technical and economic terms of our distribution agreements to meet the needs of our distributors, and often receive minimum subscriber guarantees throughout the terms of our distribution agreements.

      For a more detailed description of how we distribute our channels, see “Channels — The Hallmark Entertainment Network — Distribution” and “Channels — The Odyssey Network” in this Item 1.

Increase Revenue from the Sale of Advertising

      We intend to increase revenue from the sale of advertising time by targeting leading advertisers, localizing our channels and expanding our sales staff. We have opened advertising sales offices in New York, Chicago, Los Angeles, Miami, Florida, Singapore, Hong Kong, Taipei City and London. We also have representation agreements with leading advertising sales representatives in Argentina, Poland, Malaysia, Mexico, Brazil, South Africa and the United Kingdom, to provide us with advertising and marketing services. We believe their leadership position will enable us to sell advertising in these markets.

      We intend to continue to invest in programming designed to maximize advertising opportunities. Since the relaunch of the Odyssey Network in April 1999 and the implementation of our advertising strategy, we have attracted 67 of the leading advertisers in the United States based on total advertising expenditures, including Hallmark Cards, America Online, AT&T, Coca-Cola and Procter & Gamble. Hallmark Cards accounted for approximately 3.0% of total consolidated revenues for the year ended December 31, 2000. As we continue to implement our strategy, we intend to leverage our relationships with these advertisers in our international markets. Our international focus is primarily in Latin America, Asia Pacific and the United Kingdom.

Continue to Refine the Attractiveness of Our Channels to Viewers and Advertisers

      We intend to continue to refine the attractiveness of our channels. We believe we can capitalize on our access to the high quality programming produced by Hallmark Entertainment, The Jim Henson Company and NICC. In addition, we will refine the appearance of our channels and tailor them to meet local market preferences by adjusting our programming mix and schedule, reducing the number of repeat program broadcasts on our channels, and improving the quality of our promotional segments. We believe these efforts will increase viewership and further attract advertisers in each of our markets.

Capitalize on Broadband Distribution

      We intend to capitalize on our unique branded content and established audience base to expand the distribution of our channels and to create new revenue opportunities through the use of new technologies created by broadband distribution. Digital technology, the Internet and interactive television will allow us to provide many more channels and create additional ways for people to view our programming and to interact with us. We believe the convergence of these new technologies will enable audiences to have a better experience than is currently possible, using interactive features available through advanced analog or digital set-top boxes. Pioneers in the delivery of interactive television features have independently proven that the opportunity exists for us to keep the attention of our audiences longer and to create additional revenue streams for our business such as e-commerce, interactive advertising and video-on-demand. We believe we are positioned to capitalize on these opportunities because we can format our programming content such that it can be distributed in formats that these technologies require.

      In 2000, we commenced development of a new interactive model, currently referred to as Crown Digital. This division is part of our long-range plan to capitalize on our unique and familiar product brand and strategic relationships with Hallmark Cards, Inc., in conjunction with new interactive content-based technology currently under development. This division earned no revenue during the year ended December 31, 2000, and is not expected to do so in 2001. In January 2001, Crown Interactive commenced its beta testing stage in Singapore, offering video-on-demand (VOD) on a non-exclusive basis in conjunction with Sharkstream, a streaming portal specializing in interactive multimedia entertainment for the Asia Pacific region.

  Competition

      The pay television industry is highly competitive. Our channels compete for distribution, viewers and advertisers with other pay television channels, broadcast television channels and with other general forms of entertainment.

      There are several sources of competition within our industry, each of which affects our business strategy. Our domestic channel competes with other family oriented programming from TNT, USA Network, Discovery, A&E, Fox Family, Lifetime and other similarly targeted channels. Our international channel competes with HBO, Star Movies, AXN, I-SAT, Discover, Canal Fox, TNT, USA Network, Cinecanal, Romantica, and Wija Jeden. We compete with these channels for carriage on cable and satellite systems that may have limited capacity. We also compete with these channels for viewers and advertising dollars based upon quality of programming, number of subscribers, ratings and subscriber demographics.

      Competition recently has intensified as the industry shifts from analog distribution to digital distribution. Many pay television distributors are in the process of upgrading their physical infrastructures to accommodate digital delivery, which will provide significantly more channel capacity. We believe that it will take several years for the majority of current subscribers to convert to, and begin paying for, upgraded services. In an effort to accelerate the conversion, pay television distributors are attempting to place channels on their digital tier as opposed to their limited, yet more widely distributed, analog tiers. As a result, the competition for the remaining widely distributed analog channel space is intense. However, as more and more subscribers are converted, the digital tier is expected to become the dominant platform.

  Competitive Strengths

      We have established a track record of providing high quality family programming throughout the world. We believe that our primary competitive strengths include the following:

Unique Collection of Branded Programming and Pay Television Channels

      Our channels benefit from high quality family programming licensed from Hallmark Entertainment and The Jim Henson Company. Our programming distinguishes our channels as destinations for viewers seeking high quality family entertainment and as attractive outlets for advertisers seeking to target these viewers. We believe our branded channels will differentiate us as new digital technologies provide many more channels and create additional ways to distribute programming to viewers.

  Guaranteed Access to High Quality Programming

      We have renewable five-year program agreements under which we license substantially all of the programming Hallmark Entertainment owns or controls. We have also signed long-term program agreements with The Jim Henson Company for programming for the Hallmark Entertainment Network and the Odyssey Network. The Odyssey Network also has access to family and values-based programming from NICC. See “Business — Channels — The Hallmark Entertainment Network — Programming” and “— The Odyssey Network — Programming.”

Significant Strategic Benefits from Our Principal Stockholders

      We receive significant benefits from our principal stockholders: Hallmark Entertainment, Liberty Media, and NICC. For example, we gain access to programming from Hallmark Entertainment, and NICC. Liberty Media’s industry contacts facilitate our relationships with certain pay television distributors. We believe we are able to attract advertisers who seek companies associated with established brand names like those of our principal stockholders.

Experienced Management

      Members of our senior management team have experience launching, promoting and operating channels both domestically and internationally, having held senior positions at Fox Kids Network, HBO and ESPN.

Additionally, members of our senior management team have held senior positions at the following major media companies: The News Corporation, Fox Broadcasting Company, Sky Broadcasting, Tele-Communications, Inc., ABC, Turner Network Television, The Discovery Channel, MediaOne, and Granada Sky Broadcasting.

  Research

      During the year ended December 31, 2000, we substantially increased our commitment to serving the needs of our various markets by establishing research departments at Crown Media International and the Odyssey Network. The departments provide data on the size and demographics of our audience to our advertising sales group, and information about our audiences, competitors, markets and industry to decision makers in our Company.

      Several critical research initiatives were undertaken during the year, including a large, two-phase study to help the Hallmark Entertainment Network develop a fresh, appealing and unique brand identity. One result of the study was the redesign of our graphic look and promotional messages, an effort that has been well received by cable operators, advertisers, viewers and the trade press.

      Currently the Odyssey Network research department is involved in conducting a series of national branding studies (focus groups) and has contracted a nationally recognized firm to conduct a national phone study to confirm the findings of the brand research. Together these studies will provide overall strategic guidance to the Odyssey Network’s executives in programming, re-branding and providing promotional messages to viewers, advertisers, cable operators and the trade press.

  Employees

      We had 420 employees as of December 31, 2000. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good.

      Substantially all of our Hallmark Entertainment Network employees work at our headquarters in Greenwood Village, Colorado. Substantially all of our Odyssey Network employees work at our offices in Studio City, California and New York, New York.

  Regulation

      The provision of television channels in the markets in which we operate, including the United States, is regulated. The scope of regulation varies from country to country, although in many significant respects a similar approach is taken to the regulation of broadcasting across all of the markets in which we operate. For example, throughout most of our Western European markets broadcasting regulation has been formally harmonized to a substantial degree under the regulatory structure of the European Union. Typically, broadcasting regulation in each of the countries in which we operate requires that domestic broadcasters and platform providers secure broadcasting licenses from the domestic broadcasting authority. Additionally, most nations have broadcasting legislation and regulations which set minimum standards regarding program content, prescribe minimum standards for the content and scheduling of television advertisements and provide that a certain portion of programming carried by broadcasters be produced domestically and to some degree be sourced from domestic production companies who are independent of the broadcaster.

      Local pay television distributors in foreign countries typically have a statutory duty to ensure that the programming and advertising that they re-transmit on behalf of foreign broadcasters conforms to the regulatory scheme under which each local platform provider is licensed. Our contracts with many of our local platform providers require that our programming comply with domestic broadcasting regulations. Generally, each of our pay television distributors and thus our programming carried on their systems must adhere to the broadcasting and advertising regulations of each platform provider’s licensing jurisdiction.

      Within the United States program access rules applicable to channel providers with ownership ties to pay television distributors limit business combinations between these two types of companies that do not comply with these rules.

  Financial Information about Geographic Areas

      Information concerning revenues and long-lived assets attributable to external customers, domestically and internationally, may be found in Note 14 of our Notes to Consolidated Financial Statements located on page F-25.

  Forward-Looking Statements and Risk Factors

      We have made some statements which constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed below and in other parts of this Report. We are under no duty to update any of the forward-looking statements.

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

      The Hallmark Entertainment Network and the Odyssey Network both have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of December 31, 2000, we had an accumulated deficit of approximately $250.5 million and net goodwill of approximately $240.1 million. Amortization of goodwill resulted in an $8.6 million charge to earnings for the year ended December 31, 2000.

      As a result of the foregoing, we may not achieve or sustain profitability. If we are not able to achieve or sustain profitability, the trading price of our Class A common stock may fall significantly. In addition, we could experience increased capital needs in the future if our losses are greater, or continue for longer, than we anticipate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Crown Media Holdings and Its Subsidiaries — Liquidity and Capital Resources.”

      In order to diminish our losses and become profitable, it is imperative that we substantially increase our revenues, particularly advertising revenues. This in turn involves the distribution of our channels, attracting viewers to our channels and marketing our channels to advertisers, among other things. Risks associated with these areas of our business are described below.

We may need in the next 12 months or thereafter to raise additional funds, which may not be available.

      We currently have in place a line of credit with a subsidiary of Hallmark Cards for up to $150 million. The obligations of the Hallmark Cards subsidiary under this line is supported by an irrevocable letter of credit with Bank of America. We contemplate replacement of this line of credit with a credit facility from a group of banks on or before March 31, 2002. We may also need to raise other external funds to operate and expand our business. We may not be able to obtain the replacement line of credit or obtain the needed additional funds, through borrowings or the issuance of additional equity, on acceptable terms or at all. If we cannot raise needed funds on acceptable terms, we may not be able to:

•	expand our domestic and international distribution as anticipated;

•	grow our advertising revenues;

•	continue our current operations;

•	remain current with evolving industry standards;

•	take advantage of future opportunities; or

•	respond to competitive pressure.

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

      If we fail to increase our advertising revenue, we may be unable to achieve and sustain profitability, or expand our business. We expect that over time the portion of our revenues derived from the sale of advertising time on our channels will increase. We have a limited history of marketing and selling advertising time. Our ability to achieve advertising revenue growth in the future will depend in large part on our ability to expand our sales and marketing organization. We may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience, and our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors. Success in increasing our advertising revenue also depends upon the number and coverage of distributors who make available our channels, our number of subscribers, and the viewership ratings for our programming.

Hallmark Entertainment, Inc. controls us and this control could create conflicts of interest or inhibit potential changes of control.

      Hallmark Entertainment, Inc. controls all of our outstanding shares of Class B common stock, representing approximately 90% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment, Inc.’s control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Class A common stock. As a result, the market price of our Class A common stock or our business could suffer. Hallmark Entertainment, Inc.’s control relationship with us also could give rise to conflicts of interest, including:

•	conflicts between Hallmark Entertainment, Inc., as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

•	conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by Hallmark Entertainment, Inc. or its other affiliates, on the other hand; or

•	conflicts related to existing or new contractual relationships between us, on the one hand, and Hallmark Entertainment, Inc. and its affiliates, on the other hand.

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

We could lose the right to use the name “Hallmark” because we have limited-duration trademark license agreements, which could harm our business.

      We license various uses of the name “Hallmark” from Hallmark Cards for our international channel under a two-year trademark license agreement dated as of December 1, 2000. Many of our international subscribers may now associate our programming with the name “Hallmark Entertainment, Inc.” If Hallmark Cards fails to renew the trademark license agreement for any reason, including our failure to meet minimum programming thresholds dependent on programming provided by its affiliates or to comply with Hallmark Cards’ programming standards as determined in its sole discretion, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and revenues. See Part III of this Report.

If our third-party suppliers fail to provide us with network infrastructure services on a timely basis or if our Network Operations Center fails, our costs could increase and our growth could be hindered.

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

      We commenced operations at our National Operations Center (the “NOC”) in February 2001. We intend to use the NOC for the origination and playback of signals for our channels as existing contracts with vendors expire. Like other single-point facilities, the NOC is subject to interruption from fire, tornados, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the NOC’s services. Some broadcasters have duplicate broadcast centers; we currently do not have and are not planning such a duplicate facility. Any significant interruption at the NOC affecting the broadcast of our channels could have an adverse effect on our operating results and financial condition.

Our contract with a third-party supplier includes a preemptable clause.

      Our C-3 satellite (transponder 5) is currently the only integrated domestic source for our domestic signal. Our use of transponder 5 can be preempted by users of other so-called “protected” transponders on the C-3 satellite. Thus, it is possible that our domestic signal could be removed from time to time from the C-3 satellite. Any such interruptions could materially affect viewership of our channels and thus have a material adverse effect on our revenues.

      Our C-3 satellite has currently a projected end of life in late 2004 or early 2005. We will need to replace this satellite with an equally reliable satellite. Further, although the C-3 satellite has been stable and reliable since commencing operation in 1992, any technological or other issues with the satellite could affect our ability to transmit our programming.

We do not have complete control over Odyssey Holdings, which could hinder our ability to expand that business.

      A stockholders agreement signed prior to the completion of our May 9, 2000, initial public offering requires:

•	that we broadcast at least 10 hours weekly of faith and values-based programming

•	that we broadcast at least 30 hours weekly of programming provided by the National Interfaith Cable Coalition; and

•	that the National Interfaith Cable Coalition consent to the transfer of our interests in Odyssey Holdings.

      Our ability to implement strategies may be limited if we do not receive these required consents from the National Interfaith Cable Coalition.

Our programming could be affected by a possible strike of Writers Guild of America or the Screen Actors Guild.

      The current contract of the Screen Actors Guild and American Federation of Television and Radio Artists with the motion picture and television producers expires on June 30, 2001. The parties have discussed issues involved in the contract, including residuals and other economic issues. Writers Guild of America’s contract with producers expires May 1, 2001. We do not know whether renewal agreements can be negotiated without a strike. Others in the entertainment business might join any strike. If the Guild, AFTRA or writers strike, the strike could affect our ability to acquire programs or the costs of those programs. Any interruption in programming or an increase in costs could have a material adverse affect on our results in financial condition.

We may have to incur significant capital expenditures in order to adapt to technological change.

      The pay television industry has been, and is likely to continue to be, subject to:

•	rapid and significant technological change, including continuing developments in technology which do not presently have widely accepted standards; and

•	frequent introductions of new services and alternative technologies, including new technologies for providing video services.

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

      Historically, a significant portion of our revenues have been generated from foreign operations. In order to maintain or expand our presence in foreign markets, we have entered and may in the future enter into joint ventures or other strategic relationships with local operators in those markets. Such relationships may, among other things, require us to issue additional equity, make minimum capital contributions, or inhibit our ability to make decisions with respect to operations in those markets. Certain foreign laws, regulations and judicial procedures may not be as protective of programmer rights as those which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. To the extent that significant currency fluctuations result in materially higher costs to any of our foreign customers, those customers may be unable or unwilling to make the required payments. We are subject to delays in access to courts and to the remedies local laws impose in order to collect our payments and recover our assets. In the future, we may experience problems with collecting accounts due from foreign customers, which would adversely affect our revenues and income. Our growth and profitability may suffer also as a result of, among other matters, competitive pressures on video delivery, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or affecting a particular customer.

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

      As a result of the reorganization, at the time of our initial public offering in May 2000 and our acquisition in March 2001 of the remaining common ownership interests in Odyssey Holdings, we generated a significant amount of goodwill which we are amortizing on a straight-line basis over the 20 years. The amount of goodwill that we amortize in any given year is treated as a charge against earnings under accounting principles generally accepted in the United States; as a result, the amortization of our goodwill may hinder our ability to achieve profitability. If we are required to write-off our goodwill or accelerate the amortization of our goodwill, our results of operations, stockholders’ equity or profitability could be materially adversely affected.

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

ITEM 2.  Properties

      The following table provides certain summary information with respect to the principal real properties leased by the Company. We do not own any real property. The leases for these offices and facilities expire between May 2003 and June 2010. The Company believes the facilities, office space and other real properties leased are adequate for its current operations.

Hallmark Entertainment Network

		Approximate
		Area in
Location	Use	Square Feet

6430 South Fiddlers Green Circle Greenwood Village, Colorado	Executive and administrative office, post production and editing facilities and Network Operations Center	52,988

12700 Ventura Blvd. Studio City, California	Executive and administrative office	13,455

1325 Avenue of the Americas New York, New York	Sales and program acquisition office	3,781

95 Merrick Way Coral Gables, Florida	Sales and administrative office	3,939

234 A Kings Road London, England	Sales and scheduling office	5,786

51 Sung Chiang Road Taipei, Taiwan	Sales office	1,600

25 Canton Road Hong Kong	Sales office	1,600

4 Loyang Way Singapore	Sales office	3,224

Odyssey Network

		Approximate
		Area in
Location	Use	Square Feet

12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	36,905

1177 Avenue of the Americas New York, New York	Sales and administrative office and advertising traffic	19,128

205 N. Michigan Ave. Chicago, Illinois	Sales office	3,048

6007 Financial Plaza Shreveport, Louisiana	Sales office	678

      We own most of the equipment and furnishings used in our businesses, except for satellite transponders, which are leased. See Note 11 of Notes to Consolidated financial Statements for information on our leasing of property and equipment.

ITEM 3.  Legal Proceedings

      We are not currently engaged in any material legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of Registrant

      The following lists our executive officers and information regarding their principal occupations during at least the last five years.

      David J. Evans, 60, has been the President and Chief Executive Officer of Crown Media Holdings and a Director of Crown Media Holdings since May 2000. Prior to that, he served as President and Chief Executive Officer of Crown Media International from March 1999 to May 2000, the Non-Executive Chairman of the Governance Committee of Odyssey Holdings since March 1999, and a Director of Crown Media International from July 1999 until May 2000. Prior to that, he was the President and Chief Executive Officer of Telecommunications International, Inc. from September 1997 until February 1999. From July 1996 until August 1997, Mr. Evans was the Executive Vice President of News Corp. and also the President and Chief Executive Officer of Sky Latin America. Prior to that, he was the President and Chief Operating Officer for Fox Television from August 1994 until June 1996.

      William J. Aliber, 39, has been the Executive Vice President and Chief Financial Officer of Crown Media Holdings since May 2000. Prior to that, he was Executive Vice President and Chief Financial Officer of Crown Media International from March 1997 through May 2000 and a Director of Crown Media International from May 1998 through May 2000. He also served as the Vice President and Chief Financial Officer of Hallmark Entertainment, Inc., Inc. from June 1996 through May 2000. Prior to that, he was the Director of Corporate Finance for Hallmark Cards from January 1995 until June 1996.

      Lana E. Corbi, 46, has been Executive Vice President and Chief Operating Officer of Crown Media Holdings since June 2000. Prior to that, she was the Chief Operating Officer of Odyssey Holdings from April 1999 through June 2000. She was President, Network Distribution, of Fox Broadcasting Company from May 1997 until April 1999. Ms. Corbi was the Executive Vice President, Network Distribution of Fox Broadcasting Company from May 1996 until May 1997. She was the President and Chief Operating Officer of Blackstar, L.L.C. from September 1995 until May 1996. Ms. Corbi was Senior Vice President, Network Distribution, for Fox Broadcasting Company from October 1994 until September 1995.

      Andre P. Carey, 38, has been Executive Vice President, Worldwide Production and Original Programming of Crown Media Holdings, Inc. since July 2000. Mr. Carey jointed Turner Network Television (“TNT”) in 1993 as Senior Director of Business Affairs. He was promoted to Vice President of TNT in 1995. In 1997, Mr. Carey was named Vice President of Original Programming at TNT. Prior to joining TNT, Mr. Carey was Vice President of Business Affairs with the Writers and Artists Agency from 1992-1993.

      Chris R. Moseley, 50, has been Executive Vice President, Worldwide Marketing of Crown Media Holdings, Inc. since July 2000. Prior to joining Crown Media Holdings, Ms. Moseley worked as Executive Vice President of ABC, Inc. Network Marketing. From 1989 to October 1999, Ms. Moseley worked as Senior Vice President of Marketing for Discovery Communications, Inc.

      Charles L. Stanford, 55, has been Senior Vice President, Business Affairs and General Counsel of Crown Media Holdings since October 2000. Prior to that, Mr. Stanford served as Senior Vice President, Legal and Business Affairs of Crown Media International from November 1999 through October 2000. Mr. Stanford served as Vice President, Legal and Business Affairs of Cable and New Media of ABC, Inc. from January 1996 until October 1999.

(1)	Mr. Carey voluntarily terminated his employment with Crown Media Holdings effective March 22, 2001.

PART II

ITEM 5.  Market for Our Common Equity and Related Stockholder Matters

  Market Information

      Our Class A common stock is listed on the Nasdaq National Market System (“NASDAQ”) under the ticker symbol “CRWN.” Set forth below are the high and low sales prices for our Class A common stock for the period May 9, 2000, the date of our initial public offering, to June 30, 2000, and for each subsequent quarterly period in 2000, as reported on the Nasdaq National Market System.

	Price Range

Common Stock	High	Low

First Quarter	$—	$—

Second Quarter	$16.250	$10.000

Third Quarter	$18.125	$13.875

Fourth Quarter	$18.375	$10.750

      On August 8, 2000, trading of our Class A common stock began on the Stock Market of Amsterdam Exchanges (“ASE”) under the ticker symbol “CRWN.”

  Holders

      As of March 2, 2001, there were approximately 29 record holders of the Class A common stock and one record holder of the Class B common stock.

  Dividends

      We have not paid any cash dividends on our common stock since inception. We anticipate that we will retain all of our earnings, if any, in the foreseeable future to finance the continued growth and expansion of our business, and we have no current intention to pay cash dividends.

  Use of Proceeds from Registered Securities

      On May 9, 2000, we completed an initial public offering of 10,000,000 shares of our Class A common stock. All of the shares were sold pursuant to a registration statement on Form S-1 (File No. 333-95573) that was declared effective by the SEC on May 3, 2000. The managing underwriters for the offering were Donaldson, Lufkin & Jenrette, Lehman Brothers, Salomon Smith Barney and DLJdirect Inc. All of the shares were sold by us at a price of $14.00 per share, resulting in gross proceeds of $140.0 million. After payment of $8.8 million to the underwriters and $5.8 million of additional expenses, our total net proceeds from the offering were approximately $125.4 million.

      Since the effective date of the registration statement through March 2, 2001, we have used approximately $125.4 million of the net proceeds. The aforementioned amount was used to pay outstanding programming obligations of $30.0 million to Hallmark Entertainment, an affiliate, and to purchase additional programming, to enhance our Network Operations Center at our Denver facilities, to expand our distribution capabilities, to expand our advertising staff, and to fund other general corporate expenditures. These uses of proceeds from our offering do not represent a material change from the anticipated uses described in the prospectus included in our registration statement.

ITEM 6.  Selected Financial Data

      The Consolidated Financial Statements of Crown Media Holdings include the assets, liabilities and results of Crown Media International for all periods presented. The assets, liabilities and results of Odyssey Holdings are included in the Consolidated Financial Statements from May 9, 2000. On that date, Crown Media Holdings completed a reorganization which included the acquisition of 100% of Crown Media International and 77.5% of Odyssey Holdings. Crown Media Holdings considers Crown Media International as a predecessor corporation for financial reporting purposes. Unaudited pro forma information combining the results of operations of Crown Media Holdings, Crown Media International, and Odyssey Holdings, as if a reorganization and acquisition involving these entities had occurred on January 1st of the periods presented is contained in Note 6 to the Consolidated Financial Statements.

      A summary of Crown Media Holdings’ unaudited Pro Forma Consolidated Statements of Operations and related Management’s Discussion and Analysis of Pro Forma Financial Condition and Results of Operations have been included to provide a comparative basis for users of Crown Media Holdings’ financial information. The aforementioned summary and related discussion immediately follow these introductory comments.

      The following unaudited pro forma information presents a summary of the condensed consolidated results of operations of Crown Media Holdings, Crown Media International, and Odyssey Holdings as if the reorganization and acquisition had occurred on January 1st of the periods presented, along with certain pro forma adjustments to give effect to amortization of goodwill, equity in net losses of unconsolidated entities, minority interests, and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Years Ended December 31,

	1999	2000

Revenues:

Subscriber fees	$35,514	$50,904

Advertising	10,687	16,933

Advertising by Hallmark Cards	375	2,788

Management fees from unconsolidated entity	3,216	2,892

Total revenues	49,792	73,517

Cost of Services:

Programming costs:

Affiliates	28,261	44,852

Non-affiliates	16,334	15,352

Amortization of subscriber acquisition costs	1,600	4,801

Operating costs	32,751	40,837

Total cost of services	78,946	105,842

Selling, general and administrative expenses	45,744	62,469

Marketing expenses	18,185	24,378

Amortization of goodwill	12,528	12,528

Loss from operations	(105,611)	(131,700)

Equity in net losses of unconsolidated entities and investment expenses	(4,954)	(4,493)

Minority interest in net loss	12,389	4,241

Interest income, net	1,980	957

Net loss before income taxes	(96,196)	(130,995)

Income tax provision	(956)	(1,743)

Net loss	$(97,152)	$(132,738)

Weighted average number of Class A and Class B shares outstanding	60,000	60,007

Net loss per share	$(1.62)	$(2.21)

Management’s Discussion and Analysis of Pro Forma Financial Condition and Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues. Total revenues for the year ended December 31, 2000 increased by $23.7 million, which represents an increase of 47.6% over the comparable period in 1999. Subscriber fees revenue increased by $15.4 million for the year ended December 31, 2000, which represents an increase of 43.3% over the comparable period in 1999. The increased subscriber fees revenues resulted from new market launches and expanded distribution in existing markets. The number of subscribers to Hallmark Entertainment Network and Odyssey Network as of December 31, 2000 increased by 24.5% to 60.0 million, compared to 48.2 million as of December 31, 1999. As international subscriber fees continue to experience downward pressure (for the reasons described below) and our subscriber base expands, we continue to focus on increasing advertising revenues. Advertising revenues increased by $8.7 million for the year ended December 31, 2000, which represents an increase of 78.3% over the comparable period in 1999. The increase in advertising revenues reflect our growing subscriber base, expanding sales of advertising time primarily in the United States and the United Kingdom and higher advertising rates. Sixty-seven of the leading domestic advertisers advertised on the Odyssey Network during 2000. We received management fees from the Kermit Channel during 2000. As a result of the purchase of EM.TV’s interests and the collapsing of the Kermit Channel into a block on the Hallmark Entertainment Network, we do not expect to earn management fee revenues in the future.

      Subscribers of the Hallmark Entertainment Network increased at a higher rate than subscriber revenues primarily because a number of new subscribers were added with promotional periods. During 2000, the Hallmark Entertainment Network was launched in the United Kingdom to approximately 3.5 million subscribers, in Israel to approximately 1.2 million subscribers and in Hungary to approximately 250,000 subscribers. During 1999, we launched the Hallmark Entertainment Network in Argentina, India, Philippines, Romania and Russia. Sixty-two percent of total revenues in 2000 and 59.0% of total revenues in 1999 were earned internationally. Subscribers of the Odyssey Network decreased from 27.4 million in 1999 to 26.5 million in 2000 due to the acquisition of one of the leading pay television distributors by another distributor and to the expiration of agreements we had with other pay television distributors. By the end of 2000, we had renegotiated agreements with six of the top nine leading pay television distributors. Additionally, rates negotiated for domestic subscriber fees and advertising revenues increased as we continue to sign new distribution agreements. International fees per subscriber are expected to experience downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, and the shift in the industry from subscriber fees revenue to advertising revenue.

      Cost of services. Cost of services for the year ended December 31, 2000 increased by $26.9 million, which represents an increase of 34.1% over the comparable period in 1999. Cost of services as a percent of total revenue decreased to 144.0% for the year ended 2000 as compared to 158.6% for the year ended 1999. This decrease was due primarily to the 47.6% increase in total revenue noted above and to pre-launch costs incurred during 1999. Programming costs rose 35.0% as we invested in additional and higher quality programming, including the greater use of Hallmark Entertainment titles necessary to fulfill our programming strategy. Also during 2000, the Odyssey Network purchased rights to the series Dr. Quinn, Medicine Woman from a third-party supplier. Additionally, operating costs rose as we expanded existing markets and launched the Hallmark Entertainment Network in the United Kingdom, Israel, Turkey and Hungary during 2000. Total cost of services increased reflecting the increased infrastructure, certain key senior management additions, and costs associated with supporting new markets.

      Amortization of subscriber acquisition costs. Amortization of subscriber acquisition costs, a component of cost of services, increased by $3.2 million for the year ended December 31, 2000, or 200.0%, over the comparable period in 1999. Higher subscriber acquisition costs were primarily attributable to full year amortization of costs related to a domestic distribution contract commencing during the third quarter of 1999. Additionally, we negotiated other distribution contracts, which required payment of subscriber acquisition costs, during the fourth quarter of 2000. Subscriber acquisition costs and related amortization are likely to increase in the future as we expand our distribution.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2000 increased by $16.7 million, which represents an increase of 36.6% over the comparable period in 1999. This increase primarily reflects increased costs associated with supporting expanded distribution in existing markets, supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels. This increase also includes $4.2 million in salaries and benefits primarily related to compensatory stock option expense for the year 2000. Selling, general and administrative expenses as a percent of total revenue decreased to 85.0% for the year ended December 31, 2000 as compared to 91.9% for the year ended December 31, 1999. This decrease is due to the 47.6% increase in total revenue noted above and decreases in travel and entertainment, consulting and pre-launch costs in the third and fourth quarters of 2000.

      Marketing expenses. Marketing expenses for the year ended December 31, 2000, increased by $6.2 million, which represents an increase of 34.1% over the comparable period in 1999. Marketing expenses increased in 2000 and are expected to increase in at least the first and second quarters of 2001 due to the introduction of our new brand package, which includes branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand began a worldwide rollout on November 1, 2000.

      Goodwill amortization expense. Goodwill amortization expense for each of the years ended December 31, 2000 and 1999, was $12.5 million. In conjunction with the acquisition of Odyssey Holdings on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which is being amortized over 20 years.

      Loss from operations. Loss from operations for the year ended December 31, 2000, increased by $26.1 million, which represents an increase of 24.7% over the comparable period in 1999. This increase in the loss from operations for the year ended December 31, 2000, was attributable to a combination of the factors discussed above.

      Interest income, net. Net interest income of $957,000 and $2.0 million was earned for the years ended December 31, 2000 and 1999, respectively, primarily from short-term investments of initial public offering proceeds in 2000 and a note receivable from Hallmark Entertainment in 1999. Net interest income decreased in 2000 due to lower available funds for investment and interest expense.

      Income tax provision. Income tax provision for the year ended December 31, 2000, increased by $787,000, which represents an increase of 82.3% over the comparable period in 1999. This increase was due to the tax on the foreign-based income resulting from increased international subscriber fees revenues discussed above.

      Net loss. Net loss for the year ended December 31, 2000, increased by $35.6 million, which represents an increase of 36.6% over the comparable periods in 1999. This increase in net loss for the year ended December 31, 2000, was attributable to a combination of the factors discussed above.

Selected Historical Consolidated Financial Data of Crown Media Holdings

      In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 1996, 1997, 1998, 1999, and 2000 and the consolidated balance sheet data as of December 31, 1996, 1997, 1998, 1999, and 2000 are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

      The consolidated financial data of Crown Media Holdings include the assets, liabilities and results of Crown Media International for all periods presented. The assets, liabilities and results of Odyssey Holdings are included in the consolidated financial data from May 9, 2000. On that date, we completed a reorganization which included the acquisition of 100% of Crown Media International and 77.5% of Odyssey Holdings. We consider Crown Media International as a predecessor corporation for financial reporting purposes. Unaudited pro forma information combining the results of operations of Crown Media Holdings, Crown Media International, and Odyssey Holdings, as if a reorganization and acquisition involving these entities had occurred on January 1st of the periods presented is contained in Note 6 to the Consolidated Financial Statements.

	Years Ended December 31,

	1996	1997	1998	1999	2000

	(In thousands, except per share amounts)

Statement of Operations Data:

Revenues:

Subscriber fees	$3,048	$9,100	$20,648	$27,670	$47,921

Advertising	—	176	84	1,729	16,016

Management fees from unconsolidated entity	—	526	2,955	2,510	2,879

Total revenues	3,048	9,802	23,687	31,909	66,816

Cost of Services:

Programming costs:

Affiliates	5,125	10,322	12,307	12,331	36,853

Non-affiliates	1,380	7,770	14,187	10,452	13,387

Amortization of subscriber acquisition costs	—	—	—	—	3,214

Operating costs	2,894	6,990	16,831	18,796	37,230

Total cost of services	9,399	25,082	43,325	41,579	90,684

Selling, general and administrative expenses	3,970	5,741	9,916	22,851	51,791

Marketing expenses	141	378	1,634	3,426	21,280

Amortization of goodwill	—	—	—	—	8,639

Loss from operations	(10,462)	(21,399)	(31,188)	(35,947)	(105,578)

Equity in net losses of unconsolidated entities and investment expenses	—	—	(4,918)	(18,992)	(9,328)

Interest income, net	—	—	1,273	798	523

Net loss before income taxes	(10,462)	(21,399)	(34,833)	(54,141)	(114,383)

Income tax provision	(29)	(179)	(632)	(2,556)	(1,743)

Net loss	$(10,491)	$(21,578)	$(35,465)	$(56,697)	$(116,126)

Weighted average number of Class A and Class B shares outstanding	27,603	27,603	29,637	32,989	50,786

Net loss per share	$(0.38)	$(0.78)	$(1.27)	$(1.84)	$(2.32)

	As of December 31,

	1996	1997	1998	1999	2000

	(In thousands)

Balance Sheet Data:

Cash and cash equivalents	$5	$209	$2,877	$3,865	$34,274

Goodwill	—	—	—	—	240,141

Total assets	13,560	30,276	117,674	80,003	530,078

Total long-term debt, excluding current maturities	—	—	10,000	—	—

Stockholders’ equity (deficit)	(13,236)	(34,813)	(20,197)	(62,967)	246,808

Other Data:

Capital expenditures	$1,921	$1,031	$6,665	$2,569	$22,809

Total subscribers at year end:

Hallmark Entertainment Network	1,942	5,121	8,710	20,794	33,531

Odyssey Network	—	—	—	—	26,488

Total subscribers	1,942	5,121	8,710	20,794	60,019

ITEM 7.	Management’s Discussion and Analysis of Historical Financial Condition and Results of Operations

  Overview

      The following discussion should be read in conjunction with the attached consolidated financial statements.

      The reported financial statements and data for 1998 and 1999 are comprised of the predecessor entity, Crown Media International and its wholly-owned subsidiaries. Therefore, significant variances between 1998, 1999 and 2000 financial information exist and are, to a large extent, the result of the acquisition of Odyssey Holdings on May 9, 2000. Please refer to “Management’s Discussion and Analysis of Pro Forma Financial Condition and Results of Operations” included in “Item 6: Selected Financial Data” for further information.

      Crown Media International and Odyssey Holdings have historically operated as separate entities. The results of Odyssey Holdings are reported on a consolidated basis with us from the effective date of the reorganization and offering. Crown Media Holdings accounts for H&H Programming-Asia, of which it owns a 50% interest, and accounted for Odyssey Holdings, of which it owned a 22.5% interest through May 9, 2000, in the consolidated financial statements using the equity method of accounting.

      Crown Media Holdings’ acquisition of Crown Media International has been accounted for as a reorganization of entities under common control. Our acquisition of the additional 55% interest in Odyssey Holdings has been accounted for using the purchase method of accounting. With the completion of our initial public offering and the reorganization, Odyssey Holdings has been consolidated with us and is no longer accounted for using the equity method of accounting.

Revenues

      Our revenues consist primarily of subscriber fees and advertising revenues. Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. Subscriber fees revenues are recorded net of promotional subscribers. Prices vary according to:

•	market;

•	the relative position in the market of the distributor and the channel;

•	the packaging arrangements for the channel; and

•	other commercial terms such as platform exclusivity and length of term.

      In some circumstances, distributors provide minimum revenue guarantees.

      Our channels’ growth in subscriber fees has been driven primarily by:

•	expansion of our channels into new markets;

•	new distribution agreements for our channels in existing markets; and

•	growth in the number of multi-channel homes.

      Advertising sales are generally made on the basis of a price per advertising spot or per unit of audience measurement (for example, a ratings point). Prices vary on a market-by-market basis. Rates differ within markets depending on audience demographics.

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

Cost of Services

      Crown Media Holdings’ cost of services consists primarily of program license fees and the cost of signal distribution, dubbing and subtitling, and creating the promotional segments that are aired between programs. In the United States, we pay certain television distributors one-time subscriber acquisition fees to carry our channels. However, internationally, the markets generally do not require us to pay these fees. Subscriber acquisition fees paid are capitalized and amortized over the term of the applicable distribution agreement. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the revenues directly associated with each agreement. New market launches can require significant up front investments in program license fees, signal distribution, dubbing and subtitling, marketing, and promotional segments and creative production. Initial revenues from new market launches generally trail expenses by three to six months. We expect cost of services to continue to increase in the future as we enter new markets and expand programming to support our advertising strategy.

Goodwill

      As a result of the reorganization, we have generated a significant amount of goodwill, which we are amortizing on a straight-line basis over 20 years. The amount of goodwill that we amortize in any given year will be treated as a charge against earnings under the accounting principles generally accepted in the United States. If we are required to write-off our goodwill or accelerate the amortization of our goodwill, our results of operations, stockholders’ equity or profitability could be materially adversely affected.

      We engaged an independent firm to complete a valuation of Odyssey Holdings as a basis for the allocation of its purchase price. Our calculation of goodwill reflects estimated fair values as of the acquisition date; however, the calculation is subject to further adjustments under the provisions of Accounting Principles Board Opinion 16 and related accounting pronouncements.

Income Tax Provision

      We account for income taxes using the liability method. Under this method, we recognize deferred tax assets and liabilities for future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

      Prior to the reorganization on May 9, 2000, Crown Media Holdings did not record a tax benefit for federal or state tax losses since these losses were used by our parent and were not available to us. Crown Media Holdings has recorded a tax provision related to foreign taxes and established a deferred tax liability as required for certain timing items.

      Subscriber fees are subject to withholding tax in many of the foreign jurisdictions in which we currently operate at rates ranging from 5% to 20%. Crown Media Holdings attempts to take advantage of reduced withholding rates pursuant to any treaties between the United States and foreign taxing jurisdictions to the extent available.

      Foreign withholding tax may be claimed as a credit against Crown Media Holdings’ U.S. tax liability, subject to certain limitations. Any amounts not allowed as a credit in the year generated may be carried back to the two preceding tax years and then forward to the five succeeding tax years. Alternatively, if taxes cannot be claimed as a credit during these carry back and carryover periods, an election may be made to claim these taxes as a deduction, thus resulting in a tax benefit to the extent of Crown Media Holdings’ tax rate and its ability to use such deductions. Tax losses may only be used to offset taxable income. To the extent losses are limited, such excess losses may be carried back to the two preceding tax years and then forward to the 20 succeeding tax years.

      Crown Media Holdings has generated tax losses since its inception and there is no certainty that Crown Media Holdings will generate taxable income in the future. Crown Media Holdings’ policy is to establish a valuation allowance against its tax credits and tax losses until such time that realization is reasonably assured.

      Goodwill generated as a result of the acquisition of Odyssey Holdings and any amortization of such goodwill for financial reporting purposes is not deductible for tax purposes. Consequently, our effective tax rate will be higher than the statutory rate as a result of such non-deductible goodwill.

      As a result of the acquisition, Odyssey Holdings is consolidated for financial reporting purposes but not for tax purposes. Odyssey Holdings is treated as a partnership for tax purposes, and members of Odyssey Holdings will be allocated income and losses pursuant to the amended and restated company agreement of Odyssey Holdings.

  Significant Accounting Policies

      Subscriber fees revenues derived from pay television distributors are recognized when services are provided. Subscriber fees are recognized based upon the reported level of subscribers by the pay television distributors and are recorded net of promotional subscribers.

      Advertising revenues are recognized as earned in the period in which the advertising commercials are telecast. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

      The asset, program license fees, represents costs paid for the rights to air programming licensed from others. In accordance with SFAS No. 63, “Financial Reporting by Broadcasters,” program license fees are capitalized and amortized over each program’s license period or anticipated usage, whichever is shorter.

      The asset, subtitling and dubbing costs, represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over each programming license period or anticipated usage, whichever is shorter.

      In the United States, we pay some television distributors one-time subscriber acquisition fees to carry our channels. Subscriber acquisition fees are capitalized and amortized over the term of the applicable distribution agreement.

New Accounting Principles

      In June 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued. This statement was subsequently amended by SFAS No. 137, “Accounting for Derivative Instruments

and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” which changed the effective date to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Crown Media Holdings believes that the adoption of SFAS No. 133 did not have a material effect on its business, financial position or results of operations.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements (“SAB 101”),” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Crown Media Holdings believes that the adoption of SAB 101 did not have a material effect on its business, financial position or results of operations.

      In 1999, EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions” was issued. EITF No. 99-17 establishes accounting and reporting standards for bartering transactions. Crown Media Holdings records advertising revenue and expenses in barter deals at fair value only if the fair value of the advertising to be provided is determined based upon the Company’s historical practice of receiving cash for similar ads from buyers unrelated to the other party in the current barter transaction. When barter advertising revenue does not meet the requirements of the rule, no revenue is recognized.

Foreign Currency Exchange and Inflation

      We have not entered into hedging transactions to reduce our exposure to foreign currency exchange rate risks. Accordingly, we may experience economic loss and a negative effect on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. We plan to enter into hedging transactions during second quarter 2001. See “Risk Factors — We are subject to the risks of doing business outside the United States” in Item 1, Business.

      The functional currency for our operations generally is the United States dollar. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at year-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations in translating foreign currency financial statements into United States dollars result in unrealized gains or losses that are not material. Cumulative translation adjustments are not material. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as realized upon settlement of the transactions.

      We have not been materially affected by inflation.

  Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Overview. The actual results of operations reflect the predecessor entity, Crown Media International, for the year ended December 31, 1999 and for the period of January 1, 2000 through May 9, 2000. Therefore, significant variances exist as a result of the acquisition of Odyssey Holdings as of May 9, 2000. See “Item 6, Selected Financial Data, which contains pro forma consolidated statements of operations.”

      Revenues. Total revenues for the year ended December 31, 2000 increased by $34.9 million, which represents an increase of 109.4% over the comparable period in 1999. Part of the increase in total revenues was due to the acquisition of Odyssey Holdings on May 9, 2000. Crown Media Holdings recorded $18.7 million, or 100%, of Odyssey Holdings’ revenue for the period May 9 through December 31, 2000. Subscriber fees revenue increased by $20.3 million for the year ended December 31, 2000, which represents an increase of 73.2% over the comparable period in 1999. The increased subscriber fees revenues resulted from new market launches and expanded distribution in existing markets. The number of subscribers to Hallmark Entertainment Network and Odyssey Network as of December 31, 2000 increased by 188.5% to 60 million, compared to 20.8 million as of December 31, 1999. As international subscriber fees continue to experience downward pressure (for the reasons described below) and our subscriber base expands, we continue to focus on increasing advertising revenues. Advertising revenues increased by $14.3 million for the year ended December 31, 2000, which represents an increase of 826.3% over the comparable period in 1999. The increase in advertising revenues reflects our growing subscriber base, expanding sales of advertising time primarily in the United States and the United Kingdom, and higher advertising rates. Sixty-seven of the leading domestic advertisers advertised on the Odyssey Network during 2000. We received management fees from the Kermit Channel during 2000. As a result of the purchase of EM.TV’s interests and the collapsing of the Kermit Channel into a block on the Hallmark Entertainment Network, we do not expect to earn management fee revenues in the future.

      Subscribers of the Hallmark Entertainment Network increased at a higher rate than subscriber revenues as a number of new subscribers were added with promotional periods. During 2000, the Hallmark Entertainment Network was launched in the United Kingdom to approximately 3.5 million subscribers, in Israel to approximately 1.2 million subscribers, and in Hungary to approximately 250,000 subscribers. During 1999, we launched the Hallmark Entertainment Network in Argentina, India, Philippines, Romania and Russia. Subscribers of the Odyssey Network increased by 100.0%, or 26.5 million, due to our May 9, 2000, acquisition of Odyssey Holdings. Rates negotiated for domestic subscriber fees and advertising revenues increased as we continue to sign new distribution agreements. During 2000, we signed agreements with six of the top nine leading pay television distributors. Sixty-nine percent of total revenues in 2000 and 92% of total revenues in 1999 were earned internationally. International fees per subscriber are expected to experience downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, and the shift in the industry from subscriber fees revenue to advertising revenue.

      Cost of services. Cost of services for the year ended December 31, 2000 increased by $49.1 million, which represents an increase of 118.1% over the comparable period in 1999. This increase was primarily due to the acquisition of Odyssey Holdings on May 9, 2000. We recorded $34.6 million, or 100%, of Odyssey Holdings’ cost of services for the period May 9 through December 31, 2000. Cost of services as a percentage of total revenue increased to 135.7% for the year ended 2000, as compared to 130.3% for the year ended 1999. This increase was due primarily to a $27.5 million increase in programming costs and a $18.4 million increase in operating costs for the aforementioned period. Programming costs rose as we invested in additional and higher quality programming, including the greater use of Hallmark Entertainment titles necessary to fulfill our programming strategy. Also during 2000, the Odyssey Network purchased rights to the series Dr. Quinn, Medicine Woman from a third-party supplier. Additionally, operating costs rose as we expanded existing markets and launched the Hallmark Entertainment Network in the United Kingdom, Israel, Turkey and Hungary during 2000. Total cost of services increased reflecting the increased infrastructure, certain key senior management additions, and costs associated with supporting new markets.

      Amortization of subscriber acquisition costs. Amortization of subscriber acquisition costs, a component of cost of services, increased by $3.2 million for the year ended December 31, 2000, or 100.0%, partly because of our May 9, 2000, acquisition of Odyssey Holdings. Higher subscriber acquisition costs were primarily attributable to amortization of costs related to a domestic distribution contract commencing during the third quarter of 1999. Additionally, we negotiated other distribution contracts, which required payment of subscriber acquisition costs, during the fourth quarter of 2000. Subscriber acquisition costs and related amortization are likely to increase in the future as we expand our distribution.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2000 increased by $28.9 million, which represents an increase of 126.6% over the comparable period in 1999. This increase was primarily due to the acquisition of Odyssey Holdings on May 9, 2000. We recorded $17.0 million, or 100%, of Odyssey Holdings’ general and administrative expenses for the period May 9 through December 31, 2000. Selling, general and administrative expenses as a percent of total revenue increased to 77.5% for the year ended December 31, 2000, as compared to 71.6% for the year ended December 31, 1999. This increase primarily reflects increased costs associated with supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels. This increase also includes $4.2 million in salaries and benefits primarily related to compensatory stock option expense for the year 2000.

      Marketing expenses. Marketing expenses for the year ended December 31, 2000, increased by $17.9 million, which represents an increase of 521.1% over the comparable period in 1999. This increase was primarily due to the acquisition of Odyssey Holdings on May 9, 2000. Additionally, marketing expenses increased in 2000 and are expected to increase the first and second quarters of 2001 due to the introduction of our new brand package, which includes branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand began a worldwide rollout on November 1, 2000.

      Goodwill amortization expense. Goodwill amortization expense for the years ended December 31, 2000, was $8.6 million. In conjunction with the acquisition of Odyssey Holdings on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which is being amortized over 20 years.

      Loss from operations. Loss from operations for the year ended December 31, 2000, increased by $69.6 million, which represents an increase of 193.7% over the comparable period in 1999. This increase in the loss from operations for the year ended December 31, 2000, was attributable to a combination of the factors discussed above.

      Equity in net losses of unconsolidated entities and investment expenses. Equity in net losses of unconsolidated entities and investment expenses for the year ended December 31, 2000, decreased $9.7 million which represents a decrease of 50.9% over the comparable period in 1999. This decrease was primarily due to the acquisition of Odyssey Holdings on May 9, 2000. We commenced consolidation of Odyssey Holdings on the date of the acquisition. Net losses derived from Odyssey Holdings were recorded under the equity method of accounting through May 9, 2000, and consolidated thereafter. Odyssey Holdings’ net losses continue to increase due to the ongoing implementation of its growth strategy to reach new subscribers and advertisers.

      Interest income, net. Net interest income of $523,000 and $798,000 was earned for the years ended December 31, 2000 and 1999, respectively, primarily from short-term investments of initial public offering proceeds in 2000 and a note receivable from Hallmark Entertainment in 1999. Net interest income decreased in 2000 due to lower available funds for investment and interest expense.

      Income tax provision. Income tax provision for the year ended December 31, 2000, decreased by $813,000, which represents a decrease of 31.8% over the comparable period in 1999. This decrease was attributable to a reversal of deferred tax liabilities related to the increase in ownership of Odyssey Holdings.

      Net loss. Net loss for the year ended December 31, 2000, increased by $59.4 million, which represents an increase of 104.8% over the comparable periods in 1999. This increase in net loss for the year ended December 31, 2000, was attributable to a combination of the factors discussed above.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues. Total revenues increased by $8.2 million, or 34.7%, to $31.9 million for the year ended December 31, 1999, from $23.7 million for the year ended December 31, 1998. This increase was due primarily to a $7.0 million increase in subscriber fees resulting from new market launches and expanded distribution in existing markets. The number of subscribers increased to 20.8 million at December 31, 1999 from 8.7 million at December 31, 1998, representing an increase of 139.1%. During 1999, we launched the Hallmark Entertainment Network in the following new territories: Argentina, India, Philippines, Romania and Russia. Our average international monthly per subscriber fees decreased from $0.25 in 1998 to $0.16 in 1999, due primarily to the addition of a large number of promotional subscribers in Latin America and Asia. Additionally, advertising revenue increased $1.6 million as we began the implementation of our new advertising strategy in 1999. During 1999, 92% of total revenues were earned internationally.

      Cost of services. Cost of services decreased by $1.7 million, or 4.0%, to $41.6 million for the year ended December 31, 1999, down from $43.3 million for the year ended December 31, 1998. Cost of services as a percent of total revenue decreased from 182.9% in 1998 to 130.3% in 1999. This decrease was due primarily to a $3.7 million decrease in programming costs which was partially offset by a $2.0 million increase in signal distribution and language preparation costs. Programming costs decreased as a result of the refinement of our program acquisition and scheduling processes which enabled us to more efficiently utilize our licensed program rights.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased by $12.9 million, or 130.4%, to $22.9 million for the year ended December 31, 1999, from $9.9 million for the year ended December 31, 1998. General and administrative expenses as a percent of total revenue increased from 41.9% in 1998 to 71.6% in 1999. This increase was due to a $4.0 million severance charge related to a former executive of the company, $2.8 million of expenses related to an SAR plan and the balance due to new market launches and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels.

      Marketing expenses. Marketing expenses increased by $1.8 million, or 109.7%, to $3.4 million for the year ended December 31, 1999, from $1.6 million for the year ended December 31, 1998. During 1999, we entered into many new territories, therefore, requiring increased marketing efforts.

      Loss from operations. Loss from operations was $35.9 million for the year ended December 31, 1999, as compared to a loss from operations of $31.2 million for the year ended December 31, 1998. This increase in the loss from operations was attributable to a combination of the factors discussed above.

      Equity in net losses of unconsolidated entities and investment expenses. Equity in net losses of unconsolidated entities and investment expenses of $19.0 million represented our proportionate share of losses for 1999 for the Odyssey Network and the Kermit Channel and amortization of the step-up in basis of our proportionate share of all of the underlying assets and liabilities of Odyssey Holdings.

      Interest income, net. Net interest income of $798,000 for the year ended December 31, 1999 was generated from an interest-bearing note receivable from Hallmark Entertainment, Inc. The net interest income decreased for the year ended December 31, 1999 as a result of the repayment of the note.

      Income tax provision. Income tax provision increased by $2.0 million to $2.6 million for the year ended December 31, 1999, from $632,000 for the year ended December 31, 1998. The increase was attributable to higher foreign taxes based on higher revenues derived from foreign tax jurisdictions and the establishment of a deferred tax liability resulting from the allocation of Odyssey Holdings tax losses in excess of book losses. During 1999, 29% of total revenues were subject to foreign withholding taxes.

      Net loss. Net loss was $56.7 million for the year ended December 31, 1999, as compared to a net loss of $35.5 million for the year ended December 31, 1998. This increase in the net loss for the year ended December 31, 1999 was attributable to the combined effect of the factors discussed above.

  Liquidity and Capital Resources

      As of December 31, 2000, we had obligations representing license fees for programming to Hallmark Entertainment Distribution and The Jim Henson Company of $109.9 million and $10.0 million, respectively. Additionally, we also had obligations as of December 31, 2000, representing notes and interest payable to H.C. Crown Corporation, a subsidiary of Hallmark Cards, of $37.5 million. We also incurred subscriber acquisition fees payable of $27.8 million. As of December 31, 2000, receivables were $18.2 million, the current portion of program license fees was $45.0 million and cash and cash equivalents were $34.3 million.

      Cash used in operating activities was $106.0 million, $29.1 million and $12.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash used was used primarily to fund operating expenditures related to net losses of $116.1 million, $56.7 million and $35.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in cash used was also impacted by the $105.2 million addition to program license fees and the $30.0 million payment to Hallmark Entertainment Distribution for license fees payable. Additionally, our accounts receivable increased $13.1 million for the year ended December 31, 2000.

      Cash used in investing activities was $14.1 million and $55.1 million for the years ended December 31, 2000 and 1998, respectively. Cash provided by investing activities was $17.3 million for the year ended December 31, 1999. The decrease in cash provided was due to the $22.8 million increase in purchases of property and equipment for the year ended December 31, 2000. During 2000, we purchased a significant amount of equipment to aid in the completion of our Network Operations Center. In 1999, cash provided by investing activities resulted from Hallmark Entertainment’s repayment of a $25.0 million short-term loan issued during 1998.

      Cash provided by financing activities was $150.4 million, $12.8 million and $70.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The cash provided by financing activities in 2000 was comprised largely of the $125.4 million net proceeds from our initial public offering on May 9, 2000. Prior to the initial public offering, we obtained an additional $24.8 million in borrowings from an affiliate and $10.0 million in capital contributions to fund our pre-acquisition obligation to Odyssey Holdings. During 1998, Crown Media Holdings received $70.0 million in capital contributions, $50.0 million in conjunction with the issuance of Class B Common Stock to Chase Equity Associates now JP Morgan Partners (BHCA), L.P. and $20.0 million from Hallmark Entertainment. The decrease in cash provided by financing activities in 1999 was due to reduced borrowings from affiliates, as the 1998 capital contributions continued to finance operations in 1999.

      In connection with our growth strategy, we expect that we will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. We are currently committed to spend more than $50.0 million for programming and more than $25.0 million for distribution over the next 12 months. We are also committed to four quarterly payments of $6.8 million commencing on April 1, 2001, for subscriber acquisition fees payable. Without taking into account the proposed acquisition of films from the Hallmark Entertainment library, and in addition to cash which we expect from operations and the remaining proceeds of our initial public offering, we anticipate the need for external financing of up to $150 million for our liquidity needs through March 31, 2002. A temporary line of credit with a subsidiary of Hallmark Cards for this amount is in place to cover this need.

      In the third quarter of 2000, in order to maintain our liquidity over at least 18 months, we negotiated with a group of banks to obtain a $100 million credit facility and entered into a non-binding term sheet for such a credit facility. In November 2000, we announced that we had begun exploring the possibility of acquiring the film library of Hallmark Entertainment. Because the possible purchase could affect the level and terms of the bank line of credit, we, in consultation with our bank syndicate, delayed taking additional steps toward closing a line of credit.

      Subsequently, we reviewed our financing needs with a view to having liquidity through March 31, 2002. Rather than put in place a line of credit with the bank group that might change if we purchase films from Hallmark Entertainment, we discussed with Hallmark Cards financing alternatives. Hallmark Cards was willing to provide a temporary line of credit of up to $150 million. This line of credit with H.C. Crown Corporation is payable no later than April 1, 2002. The lender’s obligation to make loans under the line of credit is supported by an irrevocable letter of credit issued by Bank of America. Information regarding this line of credit is contained in Part III, Item 13. We believe that the line of credit, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through March 31, 2002.

      Further, looking ahead to continued liquidity, we may seek during the next 12 months and thereafter additional funds to operate and expand our businesses. Any additional equity financings could result in dilution to our existing investors. Any debt financings will likely increase our interest expense and may impose restrictive covenants.

      The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

      We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000, the decline of the fair value of the fixed income portfolio would not be material. We do not currently engage in any currency hedging transactions.

      As of December 31, 2000, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $34.3 million. Of that amount, all was invested in cash and debt instruments of the U.S. Government and its agencies. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

      The value of certain of investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At December 31, 2000, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. During 1999 and 2000, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

      We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against risks associated with any of our investing or financing activities.

      As of December 31, 2000, we estimated the fair value of our debt and other notes payable, excluding accrued interest, to be approximately $36.8 million using quoted market prices where available, or discounted cash flow analyses. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $400,000. A hypothetical 10% increase in assumed interest rates would increase our interest expense by $293,000. These calculations include the assumption that the balance of our outstanding debt as of December 31, 2000, would not change during the year and that a yearly interest rate was used. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.

We are exposed to market risk.

      We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and equity investment prices. To reduce the volatility relating to these exposures, we plan to enter into various derivative investment transactions during second quarter 2001 pursuant to our investment and risk management policies and procedures in areas such as hedging and counterparty exposure practices. We will not use derivatives for speculative purposes.

      Though we intend to use risk management control policies, there will be inherent risks that may only be partially offset by our hedging programs should there be any unfavorable movements in interest rates, foreign currency exchange rates or equity investment prices.

      The estimated exposure discussed below is intended to measure the maximum amount we could lose from adverse market movements in interest rates, foreign currency exchange rates and equity investment prices, given a specified confidence level, over a given period of time. Loss is defined in the value at risk estimation as fair market value loss.

Our interest income is subject to fluctuations in interest rates.

      Our material interest bearing assets, or interest bearing portfolio consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing portfolio was $34.3 million or 6.5% of total assets as of December 31, 2000. Interest income related to this portfolio was $523,000 million or 1.0% of total revenues. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest bearing portfolio.

We are exposed to risks relating to foreign currency exchange rates and foreign economic conditions.

      We will evaluate our foreign currency exposure on a net basis. We receive subscriber fees revenues from countries throughout the world. Increasingly however, these revenues are being offset by expenses arising from our foreign facilities as well as non-U.S. dollar expenses. Currently, our foreign expenses exceed our revenues. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which our services are sold. We are exposed to changes in exchange rates in Latin America, Europe, Asia, and Africa. Our exposure to foreign exchange rates primarily exists with the British pound. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar-based revenues decreases; when the U.S. dollar weakens, the U.S. dollar value of non-U.S. dollar-based revenues increases. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our revenues as expressed in U.S. dollars.

ITEM 8.  Financial Statements and Supplementary Data

      Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2001 annual meeting of stockholders under the headings “Election of Directors,” “Board Information,” “Executive Compensation and Other Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Crown Media Holdings Share Ownership.” We intend to file the definitive proxy statement with the Securities and Exchange Commission on or prior to April 30, 2001.

ITEM 10.	Directors and Executive Officers of the Company

      The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on or about May 9, 2001 under the headings “Election of Directors,” “Board Information,” and “Executive Compensation and Other Information,” and is incorporated by reference herein.

ITEM 11.  Executive Compensation

      The information required by this Item 11 is set forth in the Proxy Statement under the headings “Board Information” and “Executive Compensation and Other Information,” and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is set forth in the Proxy Statement under the heading “Crown Media Holdings Share Ownership,” and is incorporated by reference herein.

ITEM 13.  Certain Relationships and Related Transactions

      The following summary descriptions of agreements to which we are a party are qualified in their entirety by reference to the agreement to which each summary description relates, each of which we have filed with the Securities and Exchange Commission.

  Initial Public Offering and Simultaneous Reorganization

      On May 9, 2000, we completed an initial public offering (IPO) of 10,000,000 shares of our Class A Common Stock for net proceeds of approximately $125.4 million. Simultaneously with the closing of the IPO, we completed a reorganization that included the following transactions as contemplated by the contribution agreement that we entered into on January 27, 2000, with Hallmark Entertainment, Inc., Liberty Media Corporation, Vision Group Incorporated, VISN Management Corp., the National Interfaith Cable Coalition, Inc. and J.P. Morgan Partners (BHCA), L.P. (formerly known as Chase Equity Associates, L.L.C.):

•	Hallmark Entertainment, Inc. transferred to us its interests in Crown Media International, Inc. in exchange for shares of our Class B Common Stock, which represents 100% of our outstanding Class B Common Stock, approximately 2% of our outstanding Class A Common Stock and approximately 91% of present total voting power as of December 31, 2000;

•	J.P. Morgan Partners (BHCA), L.P. to us its interests in Crown Media International, Inc. in exchange for shares of our Class A Common Stock representing approximately 13% of our outstanding Class A Common Stock and approximately 1% of present total voting power as of December 31, 2000;

•	Liberty Media Corporation transferred to us its interests in Vision Group Incorporated in exchange for shares of our Class A Common Stock representing approximately 32% of our outstanding Class A Common Stock and approximately 2% of present total voting power as of December 31, 2000; and

•	National Interfaith Cable Coalition, Inc. transferred to us its common interests in Odyssey Holdings, L.L.C. in exchange for shares of our Class A Common Stock representing approximately 22% of our outstanding Class A Common Stock and approximately 2% of present total voting power.

      Under the contribution agreement, we agreed to indemnify, during the period of the applicable statute of limitations, the other parties and certain of their affiliates, other than Hallmark Entertainment, Inc., against any liabilities resulting from (1) any untrue statement of a material fact made in our IPO prospectus or (2) any omission of a material fact from the prospectus required to make the statements made in the prospectus, in light of the circumstances under which they were made, not misleading. In addition, the parties to the contribution agreement agreed to indemnify other parties and certain of their affiliates against liabilities resulting from the breach or inaccuracy of representations made by them regarding corporate existence, power and authority to sign the contribution agreement, capitalization and the retention of brokers. Hallmark Entertainment, Inc. has agreed to indemnify us against consolidated, combined or unitary income taxes of Crown Media International, Inc. for the period prior to the completion of the reorganization, and Liberty Media has agreed to indemnify us against all taxes of Vision Group Incorporated for the period prior to the completion of the reorganization. If we or any of our subsidiaries actually realize a tax benefit as the result of an adjustment of a tax for which Hallmark Entertainment, Inc. or Liberty Media Corporation is required to indemnify us, we are required under the contribution agreement to pay Hallmark Entertainment, Inc. or Liberty Media Corporation, as applicable, the amount of such tax benefit.

      We agreed to reimburse each of the other parties to the contribution agreement for reasonable costs and expenses related to the contribution agreement, up to $150,000 for parties other than Hallmark Entertainment, Inc., and up to $2.0 million for Hallmark Entertainment, Inc. We reimbursed Hallmark Entertainment, Inc. $1.9 million for costs and expenses related to the contribution agreement for the year ended December 31, 2000.

  Program Agreements

Hallmark Program Agreements

      Crown Media International. Crown Media International licenses programming from Hallmark Entertainment Distribution, Inc., a subsidiary of Hallmark Entertainment, Inc. for distribution on a country-by-country basis outside the United States and Canada. Under a program agreement dated as of July 1, 1999, Crown Media International is required to license from Hallmark Entertainment Distribution, and Hallmark Entertainment Distribution is required to license to them, for the term of the agreement, ending on December 31, 2004, substantially all of the television motion pictures and miniseries Hallmark Entertainment Distribution owns. The program agreement is renewable at Hallmark Entertainment Distribution’s option for an additional period beginning on January 1, 2005 and ending on December 31, 2009. Hallmark Entertainment Distribution has agreed to renew the program agreement unless Crown Media International is in default under the program agreement or any other agreement it has with Hallmark Entertainment Distribution.

      Hallmark Entertainment Distribution has existing contractual relationships with distributors that preclude Crown Media International from obtaining programming under the program agreement in several territories in which it does not currently operate, the most significant of which is Germany. Hallmark Entertainment Distribution is expressly permitted to renew indefinitely its contracts with distributors in Germany, Italy and Spain and may renew contracts with other distributors to the extent the existing contracts afford the distributor renewal rights.

      Crown Media International has the right to distribute the programming it licenses under the program agreement through cable and DTH systems. However, it does not license programming for distribution on a pay-per-view basis. In addition, Crown Media International and Hallmark Entertainment Distribution have agreed to negotiate in good faith on a product-by-product basis for pay television license rights to programming not covered under the program agreement, including documentaries, series and specials.

      Under the program agreement Crown Media International generally licenses each movie or miniseries for a minimum of three time periods each of 18 months or 12 months duration, with each 18- or 12-month period separated by a period of one to three years depending on whether Hallmark Entertainment Distribution licenses the programming to a third party during the interim periods. The first 18- or 12-month time period begins on the later of the date specified in the program agreement or the date Crown Medial International launches in a country. The number of times we can telecast a movie or miniseries is determined by viewer preferences and industry practices on a country-by-country basis.

      Crown Media International pays license fees to Hallmark Entertainment Distribution on a country-by-country, program-by-program basis for each of the three time periods for which it licenses programming. The fees generally increase 5% per year and are payable in four equal installments for the first time period and six equal installments for subsequent time periods. During the year ended December 31, 2000, Crown Media International paid Hallmark Entertainment Distribution $30.0 million in fees under the program agreement with a portion of the proceeds from our initial public offering. As of December 31, 2000, there were $35.3 million, in accrued and unpaid fees.

      Odyssey Holdings. Odyssey Holdings licenses programming from Hallmark Entertainment Distribution under a program agreement, dated as of November 13, 1998, for distribution within the United States. Under the program agreement, Odyssey Holdings generally licenses made-for-television movies and miniseries owned or controlled by Hallmark Entertainment Distribution, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution for Odyssey Holdings. The agreement has a term of five years, and is automatically renewable for additional three-year periods subject to rate adjustments, so long as Hallmark Entertainment, Inc. or its affiliates own 10% or more of Odyssey Holdings. In the event that Hallmark Entertainment, Inc. owns less than 10% of Odyssey Holdings, the remaining term of the program agreement will be two years from the date of that event.

      Odyssey Holdings has the right to telecast the programming it licenses under the program agreement through all forms of television, except on a pay-per-view basis. Under the program agreement, Odyssey Holdings generally licenses each movie or miniseries for a period of five years and has the right to telecast the movie or miniseries 30 times during that period. Odyssey Holdings and Hallmark Entertainment Distribution have agreed to negotiate in good faith on a product-by-product basis for pay television license rights to programming not covered under the program agreement, including documentaries and specials. In addition, under the program agreement, Odyssey Holdings has the right to order, and Hallmark Entertainment Distribution is required to produce, four two-hour movies and one series during the term of the program agreement.

      Odyssey Holdings pays license fees to Hallmark Entertainment Distribution in equal annual installments over the five-year period that it telecasts the movie or miniseries. The fees generally increase 5% per year. During the year ended December 31, 2000, Odyssey Holdings paid Hallmark Entertainment Distribution $4.0 million, in fees under the program agreement. As of December 31, 2000, Odyssey Holdings had $74.6 million, in accrued and unpaid program license fees under the program agreement.

  National Interfaith Cable Coalition Program Agreement

      Odyssey Holdings licenses programming owned or controlled by the National Interfaith Cable Coalition, under a program agreement dated as of November 13, 1998, for distribution within the United States. The National Interfaith Cable Coalition is obligated to furnish a minimum of 200 hours of programming each year under the programming agreement. The agreement terminates upon termination of the Odyssey Holdings amended and restated company agreement discussed below.

      Under the program agreement, Odyssey Holdings has agreed to pay any required residual or step-up payments if it telecasts any over-the-air programming. In addition, Odyssey Holdings pays the National Interfaith Cable Coalition fees under the Odyssey Holdings amended and restated company agreement to be used solely for programming related purposes. See “— Odyssey Holdings Amended and Restated Company Agreement.”

  Odyssey Holdings Amended And Restated Company Agreement

      In connection with an investment by Crown Medial International in Odyssey Holdings on November 13, 1998, HEN Domestic Holdings, Inc., a wholly owned subsidiary of Crown Media International, and Vision Group, VISN Management Corp. and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Odyssey Holdings.

      VISN Management, a subsidiary of the National Interfaith Cable Coalition, owns a $25.0 million preferred interest in Odyssey Holdings. Under the amended and restated company agreement, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Odyssey Holdings has net profits in excess of $10.0 million, and the preferred interest has not been redeemed, Odyssey Holdings will redeem the preferred interest in an amount equal to the lesser of:

•	such excess;

•	$5.0 million; or

•	the amount equal to the preferred liquidation preference on the date of redemption.

The members also agreed that Odyssey Holdings will redeem the preferred interest at the preferred interest liquidation preference on the date of redemption of December 31, 2010.

      Under the amended and restated company agreement, Odyssey Holdings will pay to the National Interfaith Cable Coalition annually in equal quarterly installments an amount equal to $5.0 million and, so long as VISN Management owns the preferred interest, $1.5 million multiplied by the quotient of the preferred liquidation preference divided by $25.0 million. The $5.0 million portion of the fees described above is increased annually based on the Consumer Price Index. The National Interfaith Cable Coalition is required to use these payments solely for programming related activities. For the year ended December 31, 2000, Odyssey Holdings paid $5.1 million to the National Interfaith Cable Coalition in accordance with the amended and restated company agreement.

      In addition, Odyssey Holdings must broadcast a minimum of 30 hours of programming from the National Interfaith Cable Coalition and an additional 10 hours of values-based programming.

      Under the amended and restated company agreement, Crown Media International may not transfer its interests in Odyssey Holdings until the fifth anniversary of the agreement, except to one of our affiliates or to another member or one of its affiliates. In addition, any transaction between us or any of our affiliates and Odyssey Holdings must be approved by the Odyssey Holdings governance committee.

      In March 2001, we purchased from EM.TV Merchandising AG, EM.TV’s 22.5% common ownership interests in Odyssey Holdings and its 50% interest in the Kermit Channel. As a result, we own 100% of the common interests in Odyssey Holdings and 100% of the Kermit Channel. In consideration for these interests, we issued 5,377,721 shares of our Class A Common Stock to EM.TV.

  Hallmark Advertising

      Hallmark Cards, Inc. made a $2.5 million advertising commitment to Odyssey Holdings covering a one-year period from the fourth quarter of 1999 through the third quarter of 2000. Hallmark Cards purchased $2.8 million of advertising time on the Odyssey Network during 2000. Hallmark Cards has made a $5.0 million advertising commitment to the Odyssey Network for 2001.

  Hallmark Demand Notes and Line of Credit

      On November 19, 1999, Crown Media International entered into an agreement with HC Crown Corporation, an affiliate of Hallmark Cards, under which HC Crown agreed to lend Crown Media International up to $20.0 million. Amounts borrowed under this agreement bear interest at 130% of the applicable federal rate, as set forth in the Internal Revenue Code, and are payable on demand. Either party can terminate this agreement at any time.

      On February 23, 2000, Crown Media Holdings entered into another agreement, as amended on April 14, 2000, with HC Crown under which HC Crown agreed to lend Crown Media Holdings up to an additional $20.0 million, on terms similar to the November 19, 1999 agreement. The aggregate balance outstanding as of December 31, 2000, under this note was $37.5 million, including accrued interest.

      In March, 2001, we executed a promissory note in the amount of $150 million payable to HC Crown Corporation, which represents a line of credit in that amount for us. Amounts may be borrowed under this line through April 1, 2002. The lender’s obligation to make loans under the line of credit is supported by an irrevocable letter of credit issued by Bank of America. Funds borrowed under this note bear an interest rate equal to the London Interbank Offered Rate published on the first day of each quarter in The Wall Street Journal, plus 1.2% to 2.2% depending on the ratio of our total debt to EBITDA. The interest rate increases by .25% if the note has not been fully repaid by September 1, 2001 and by .5% if the note has not been paid by December 31, 2001. Interest is payable quarterly, and the principal amount with any accrued interest is due April 1, 2002. The note also contains a covenant regarding financial information and limitations on additional indebtedness in excess of $10 million, liens for amounts in excess of $5 million, sales or other disposition of assets other than in the ordinary course of business and a merger or consolidation with a third party. The covenants also provide that the Company is to obtain minimum quarterly levels of subscribers, revenues and EBITDA. In addition, in the note, we grant to HC Crown Corporation and its affiliates a royalty-free right to utilize technology which we develop at any time prior to the fifth anniversary of the note. H.C. Crown Corporation’s obligations under the line of credit is supported by an irrevocable letter of credit of Bank of America.

  Real Property Leases

      In connection with our lease of office facilities at 6430 S. Fiddlers Green Circle, Greenwood Village, Colorado, Hallmark Entertainment, Inc. signed a guaranty of lease obligations on June 1, 1998. Under the guaranty, Hallmark Entertainment, Inc. agreed to guarantee full and timely performance of all of our obligations during our lease term. The lease is for 52,988 square feet and has a term of 10 years that ends in

August 2008. The lease provides for a rate of $22.64 per square foot during the first year of the lease and increases annually to $26.06 per square foot in 2008.

      During the year ended December 31, 2000, we sublet office space and our post-production and editing facilities at 5670 Greenwood Plaza, Greenwood Village, Colorado from Hallmark Entertainment, Inc. Under three separate leases, we paid a total of approximately $117,000 for the year ended December 31, 2000, on the same terms as the underlying lease. We did not renew these leases, which expired on July 31, 2000, as we relocated our operations into our facilities at 6430 S. Fiddlers Green Circle.

  Stockholders Agreement And Registration Rights

General

      We are parties to a stockholders agreement date as of March 15, 2001, as amended, with Hallmark Entertainment, Inc., Liberty Crown Inc. (an affiliate of Liberty Media Corporation), Liberty Media Corporation, VISN Management Corp. and Chase Equity Associates, L.P. (now known as JP Morgan Partners (BHCA), L.P. and The Jim Henson Company, Inc). In March 2001, The Jim Henson Company, Inc., a subsidiary of EM.TV, became a party to the stockholders agreement in connection with our purchase of their interests in Odyssey Holdings and the Kermit Channel. The stockholders agreement provides that our Board of Directors will consist of not less than 11 directors, with six nominated by Hallmark Entertainment, Inc., one nominated by each of Liberty Media, VISN Management and J.P. Morgan Partners and two independent directors, who must not be officers or employees of any of the parties or their affiliates, nominated by the Board of Directors. The rights of the parties to nominate a director will terminate on the later of (1) such party owning less than 5% of our common stock then outstanding or (2) such party ceasing to own at least 75% of the number of shares of our common stock held by them immediately after the reorganization on May 9, 2000.

      The stockholders agreement also provides that we will not enter into any material transaction, except for specified transactions, with any of the other parties or their affiliates involving an aggregate value of (1) $35.0 million or less, unless such transaction is approved by a majority of our independent directors and (2) more than $35.0 million, unless such transaction is approved by a majority of the members of our Board of Directors not nominated by the interested party.

      The other parties to the stockholders agreement agreed not to transfer more than 25% of our common stock owned by them as of March 15, 2001 (the date of adding The Jim Henson Company to the Agreement) until after the second anniversary of the stockholders agreement, except to their affiliates, another party to the stockholders agreement or their affiliates, to their executives under a stock-based compensation package, or in a transaction involving a merger, consolidation or business combination with, or sale of all of our common stock to, a third party that is not affiliated with us.

      In addition, the stockholders agreement provides that, in the event Hallmark Entertainment, Inc. proposes to transfer 20% or more of our outstanding common stock to an unaffiliated third party, each other party to the stockholders agreement will have the right to participate on the same terms in that transaction with respect to a proportionate number of such other party’s shares. The stockholders agreement also provides that if we issue for cash an amount of our common stock, in either a public offering or private transaction, that causes Liberty Media and its affiliates to own, in the aggregate, less than 10% of our outstanding common stock, Liberty Media will have the right to purchase, at such public offering price or the average closing price of the Class A common stock over a five-day period prior to the closing of such private transaction, as applicable, an amount of our Class A common stock so as to restore its 10% ownership interest. Liberty Media must exercise such right not less than seven days prior to the closing of such issuance.

Registration Rights

      Under the stockholders agreement, Hallmark Entertainment, Inc. has the right to require us on four occasions, and the other parties, as a group, have the right to require us on two occasions, to register for sale their shares of our common stock, so long as the number of shares they require us to register in each case is at least 7% of our common stock then outstanding. The other parties also have an unlimited number of “piggy back” registration rights. This means that any time we register our common stock for sale, they will have the right to include their common stock in that offering and sale.

      We are obligated to pay all expenses that result from the registration of the other parties’ common stock under the stockholders agreement, other than registration and filing fees, attorneys fees, underwriter fees or expenses and underwriting discounts and commissions. We have also indemnified the other parties against any liabilities that may result from their sale of common stock, including Securities Act liabilities.

Rights Relating To Odyssey Holdings Amended And Restated Company Agreement

      Under the stockholders agreement, so long as we or any of our affiliates are entitled to have a representative on the Odyssey Holdings governance committee, and VISN Management and its affiliates either:

•	are entitled to nominate to, or designate a member of, our Board of Directors or

•	beneficially own any preferred interests in Odyssey Holdings, are entitled to nominate to, or designate a member of, our Board of Directors,

Neither we nor any of our affiliates will, without the consent of the member of our Board of Directors nominated by VISN Management or a representative of the National Interfaith Cable Coalition, vote in favor of:

•	any specified change in, or action described in, the Odyssey Holdings amended and restated company agreement that relates to VISN Management’s preferred interest in Odyssey Holdings or that relates to VISN Management’s rights to programming on the Odyssey Network or its programming budget;

•	any repayment or redemption of specified equity interests in Odyssey Holdings;

•	any transfer of all of Odyssey Holdings’ assets or any business combination involving Odyssey Holdings where Odyssey Holdings is not the surviving entity, unless the transferee assumes specified obligations under the Odyssey Holdings amended and restated company agreement until the later of the fifth anniversary of this offering or the second anniversary of the transfer or business combination;

•	the dissolution of Odyssey Holdings, except in connection with a complete liquidation;

•	any transfer of all of Odyssey Holdings’ assets to, or any business combination involving Odyssey Holdings’ with, us or any of our affiliates, or any other material transaction with us or any of our affiliates, unless we comply with specified restrictions relating to any financial benefit we receive from the transaction that is more than what we would have received had the transaction been on an arm’s-length basis or on commercially reasonable terms;

•	any transfer of all of Odyssey Holdings’ assets or any business combination involving Odyssey Holdings where Odyssey Holdings is not the surviving entity, prior to the second anniversary of the IPO; or

•	any amendment to the Odyssey Holdings’ amended and restated company agreement that would result in none of us or our affiliates having the right to consent to take any of the actions listed in the above bullet points.

      We have agreed under the stockholders agreement not to transfer any of our interests in Odyssey Holdings prior to the second anniversary of the IPO without the consent of VISN Management or the National Interfaith Cable Coalition. In addition, we have agreed not to transfer any of our interests in Odyssey Holdings after the second anniversary of the IPO unless the transfer is conditioned on the requirement that the transferee assume our obligations described above. Under the terms of the stockholders agreement, the transferee’s obligations will generally expire on the later of (1) the fifth anniversary of the IPO, (2) the second anniversary of the transfer or (3) the repayment of VISN Management’s preferred interest in Odyssey Holdings, except that the obligations of the transferee will expire upon dissolution of Odyssey Holdings.

Corporate Opportunities Policy Established by Hallmark Entertainment, Inc.

      The following is a description of a general policy adopted by the Hallmark Entertainment, Inc. board of directors in connection with the stockholders agreement and our IPO. The policy provides that we will be the primary (but not exclusive) vehicle for the pursuit of corporate opportunities relating to the ownership and operation of pay television channels dedicated to family programming, “Pay Television Opportunities,” that are provided or otherwise made available to Hallmark Entertainment, Inc. and its subsidiaries. However, Pay Television Opportunities do not include opportunities: (1) developed by or made available to any public company that is a subsidiary of Hallmark Entertainment, Inc. or any of Hallmark Entertainment, Inc.’s subsidiaries (other than us and our subsidiaries), (2) relating to the production or distribution of programming that is developed by, or provided or made available to, a subsidiary of Hallmark Entertainment, Inc. that does not own or operate pay television channels dedicated to family programming and whose primary business is the production or distribution of programming, (3) arising out of or relating to Pay Television Opportunities that have been provided or made available to us but which we have determined not to pursue or have failed to pursue within the applicable time period reasonably specified by Hallmark Entertainment, Inc. or (4) that Hallmark Entertainment, Inc. or any of its subsidiaries is legally or contractually obligated to provide or make available to a person other than us.

      Under the policy, we are not obligated to pursue any Pay Television Opportunity presented to us by Hallmark Entertainment, Inc. If we determine not to pursue or fail to pursue an opportunity, in each case within such time as Hallmark Entertainment, Inc. may reasonably specify (taking into account the type and nature of the Pay Television Opportunity provided or made available) in its communication to us relating to such Pay Television Opportunity, then Hallmark Entertainment, Inc. and its subsidiaries may pursue such Pay Television Opportunity.

      The policy became effective upon completion of the IPO. The policy automatically terminates upon the first to occur of: (1) Hallmark Entertainment, Inc. and its subsidiaries ceasing to beneficially own, in the aggregate, at least a majority in voting power of our outstanding voting securities entitled to vote generally upon all matters submitted to common stockholders and (2) the third anniversary of the completion of the IPO.

      The policy provides that the Hallmark Entertainment, Inc. board of directors is required to act in accordance with its fiduciary duties owed to Hallmark Entertainment, Inc. and Hallmark Entertainment, Inc.’s fiduciary duties, if any, to its subsidiaries in making all determinations in connection with the policy. With respect to any Pay Television Opportunity that may be subject to the policy and any obligation (fiduciary or otherwise) to one or more other subsidiaries, the Hallmark Entertainment, Inc. board of directors will have discretion to determine, without reference to the policy, to which of us or such other subsidiary of Hallmark Entertainment, Inc. such Pay Television Opportunity will be provided or made available. Notwithstanding anything set forth in the policy, Hallmark Entertainment, Inc. will have no obligation to exercise any rights it may have as a stockholder, partner or member of any entity that is not a wholly owned subsidiary or to exercise any rights available to it under agreements with other stockholders, partners or members, in order to implement determinations under the policy. All determinations of the Hallmark Entertainment, Inc. board of directors with respect to the Hallmark Entertainment, Inc. policy and the interpretation of the Hallmark Entertainment, Inc. policy are conclusive and binding.

      The policy further provides that Hallmark Entertainment, Inc.’s board of directors from time to time may amend, modify or rescind the policy or adopt additional or other policies or make exceptions with respect to the application of the policy in connection with particular facts and circumstances, all as the Hallmark Entertainment, Inc. board of directors may determine, consistent with its fiduciary duties and in accordance with the stockholders agreement.

      The policy provides that the transactions contemplated by the contribution agreement shall not create any inference or course of dealing as to the opportunities to which the policy applies.

  Intercompany Services Agreement

      We signed an intercompany services agreement dated as of January 1, 2000 with Hallmark Cards under which Hallmark Cards has agreed for a term of three years to provide us with the following services:

•	tax services;

•	risk management, health, safety and environmental services and insurance;

•	legal services;

•	treasury and cash management services; and

•	real estate consulting services.

      We have agreed to pay Hallmark Cards $500,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter.

      In addition to the services described above, we have incurred costs that have been paid by Hallmark Entertainment, Inc. on our behalf related to payroll and benefits, insurance, operating, financial and capital expenditures. These costs are reflected on our financial statements, and to the extent that we have not reimbursed Hallmark Entertainment, Inc., the costs are included in payables to affiliates on the face of our balance sheet. We reimbursed Hallmark Entertainment, Inc. $3.8 million, for the year ended December 31, 2000. The balance of the payable as of December 31, 2000 was approximately $5.4 million.

  Hallmark Trademark License Agreements

      We are permitted to use the “Hallmark” and “Hallmark Entertainment” trademarks in accordance with the terms of a royalty-free two-year trademark license agreement dated as of December 1, 2000, between Hallmark Cards and Crown Media International. Under that agreement, we may use the Hallmark and Hallmark Entertainment trademarks outside the United States and Canada only for so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of the voting interest and at least 35% of the equity interest of Crown Media Holdings, and designate a majority of our Board of Directors and so long as there is no event of default under the agreement.

      Crown Media International has the non-exclusive right to use the Hallmark and Hallmark Entertainment trademarks to promote, market, advertise, distribute and sell television motion pictures and miniseries produced by or at the direction of Hallmark Entertainment Productions, LLC or its subsidiaries. Crown Media International also has the non-exclusive right to use the Hallmark and Hallmark Entertainment trademarks to promote, market, advertise, distribute and sell its network and channel so long as these television motion pictures and miniseries along with other television motion pictures and miniseries acquired under our program agreement with Hallmark Entertainment Distribution represent at least 50% of the monthly programming of that network or channel or 20% of the monthly programming during the first six months that we launch the Hallmark Entertainment Network in a territory. The program license agreement with Hallmark Entertainment Distribution does not require it to make available a minimum amount of programming. If Hallmark Entertainment Distribution fails to provide sufficient programming to meet the minimum thresholds required under the trademark license agreement, that failure could cause a default under the trademark license agreement.

      Except for the uses permitted by the trademark license agreement of Crown Media International, we are not permitted to use the Hallmark name alone or with any other names.

      Under the agreement, if Hallmark Cards notifies us in writing that it has determined that we have failed to comply with the usage standards set forth in the agreement or have otherwise breached our obligations under the agreement, we must stop any non-complying activity within 10 days of that notice or we will be in default of the agreement. We will also be in default if Hallmark Cards delivers such a written notice to us with respect to its standards three or more times in any 12-month period. In addition, there will be a default under the agreement if we fail to cure any breach of the program agreement with Hallmark Entertainment

Distribution, if we fail to make any payments due under loan agreements within five days of the due date, or if our auditors determine that we are no longer a going concern.

      The license agreement can be terminated immediately and without notice if we transfer in any way our rights under the license agreement, if we have an event of default under the agreement or in events of bankruptcy, insolvency or similar proceedings. With respect to a particular country in which we use the Hallmark Entertainment trademark, the license agreement will terminate if the television motion pictures and miniseries produced by Hallmark Entertainment or its subsidiaries and other motion pictures and miniseries acquired under the program agreement with Hallmark Entertainment comprise less than 50% of the programming of the network or channel based on actual hours of broadcast in the country.

      There is a similar trademark license agreement between Hallmark Cards and a subsidiary of Crown Media International that permits the use of the Hallmark and Hallmark Entertainment, Inc. trademarks in the United Kingdom for two years from December 1, 2000.

  Tax Sharing Agreement

      Hallmark Entertainment, Inc. has entered into a tax sharing agreement with us and certain of our subsidiaries (collectively, Crown Group) that provides for tax sharing payments between Hallmark Entertainment, Inc. and the Crown Group with respect to any consolidated, combined or unitary tax return in which the Crown Group, or any member of the Crown Group, joins Hallmark Cards or certain of its subsidiaries (collectively, Hallmark Group) filed after the closing of the IPO. Such tax sharing payments are not made in respect of United States federal income taxes of the Crown Group because the Crown Group is not part of the Hallmark Cards affiliated group of corporations filing consolidated returns for United States federal income tax purposes.

      Under the tax sharing agreement, where the Hallmark Group and the Crown Group do file consolidated, combined or unitary tax returns, Crown Group makes tax sharing payments to Hallmark Entertainment, Inc. (or receive from Hallmark Entertainment, Inc.) equal to the taxes (or tax refunds) that Crown Group would have paid (or received) if it filed on a stand-alone basis. Such payments are computed based upon Crown Group’s income, loss and other tax items after the day following the closing of the IPO.

      The Crown Group has appointed Hallmark Entertainment, Inc. as its agent in connection with any tax return or proceeding involving both one or more members of the Hallmark Group and one or more members of the Crown Group for any pre-IPO or post-IPO period.

  Securities Purchase Agreements

      Crown Media International signed three securities purchase agreements dated as of February 18, 1999, June 17, 1999 and February 15, 2000, respectively, with Hallmark Entertainment, Inc. and J.P. Morgan Partners (BHCA), L.P. (formerly know as Chase Equity Associates), under which Hallmark Entertainment, Inc. paid Crown Media International on February 18, 1999, June 17, 1999 and February 15, 2000, approximately $17.8 million, $17.8 million, and $8.9 million, respectively, in exchange for approximately 44.4 shares, 44.4 shares and 22.2 shares, respectively, of Crown Media International predecessor Class A Common Stock and J.P. Morgan Partners paid Crown Media International approximately $2.2 million, $2.2 million and $1.1 million, respectively, in exchange for approximately 5.6 shares, 5.6 shares and 2.8 shares, respectively, of Crown Media International predecessor Class B Common Stock. Crown Media International signed similar agreements dated as of June 17, 1999 and February 15, 2000, with Hallmark Entertainment, Inc. and J.P. Morgan Chase and Company, under which J.P. Morgan Chase and Company paid Crown Media International approximately $2.2 million and $1.1 million, respectively, in exchange for approximately 5.6 shares and 2.8 shares, respectively, of Crown Media International Class B Common Stock.

      All of these shares of Crown Media International Class A and Class B common stock were converted into shares of Crown Media Holdings Class B and Class A Common Stock, respectively, in the reorganization completed on May 9, 2000.

  Certain Business Relationships and Conflicts of Interest

      Hallmark Entertainment, Inc. controls all of our outstanding shares of Class B Common Stock, representing approximately 90% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment, Inc.’s control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Class A Common Stock. As a result, the market price of our Class A Common Stock or our business could suffer.

      Hallmark Entertainment, Inc.’s control relationship with us also could give rise to conflicts of interest, including:

•	conflicts between Hallmark Entertainment, Inc., as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

•	conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by Hallmark Entertainment, Inc. or its other affiliates, on the other hand; or

•	conflicts related to existing or new contractual relationships between us, on the one hand, and Hallmark Entertainment, Inc. and its affiliates, on the other hand.

      In addition, our directors, who are also officers or directors of Hallmark Entertainment, Inc., will have fiduciary duties, including duties of loyalty, to both companies and may have conflicts of interest with respect to matters potentially involving or affecting us. For example, Robert A. Halmi, Jr. is our Chairman of the Board and also President and Chief Executive Officer of Hallmark Entertainment, Inc., which could create potential conflicts of interest. As a result, it is possible that we may receive less favorable contractual terms from Hallmark Entertainment, Inc. than if none of our officers or directors had any affiliation with Hallmark Entertainment, Inc.

      Our certificate of incorporation provides that Hallmark Cards will have no duty to refrain from engaging in activities or lines of business that are the same as or similar to the activities or lines of business in which we engage, and neither Hallmark Cards nor any officer or director of Hallmark Cards, except as provided below, will be liable to us or to our stockholders for breach of any fiduciary duty by reason of any such activities of Hallmark Cards. In the event that Hallmark Cards acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both Hallmark Cards and us, Hallmark Cards will have no duty to communicate or offer that corporate opportunity to us and will not be liable to us or our stockholders for breach of any fiduciary duty as a stockholder by reason of the fact that Hallmark Cards pursues or acquires that corporate opportunity for itself, directs that corporate opportunity to another person, or does not communicate information regarding that corporate opportunity to us.

      In the event that one of our directors or officers who is also a director or officer of Hallmark Cards acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both us and Hallmark Cards, that director or officer will have fully satisfied his or her fiduciary duty to us and our stockholders with respect to that corporate opportunity if that director or officer acts in a manner consistent with the following policy:

•	a corporate opportunity offered to any person who is one of our officers, and who is also a director but not an officer of Hallmark Cards, will belong to us;

•	a corporate opportunity offered to any person who is one of our directors but not one of our officers, and who is also a director or officer of Hallmark Cards, will belong to us if that opportunity is expressly offered to that person in his or her capacity as one of our directors, and otherwise will belong to Hallmark Cards; and

•	a corporate opportunity offered to any person who is one of our officers and an officer of Hallmark Cards will belong to us if that opportunity is expressly offered to that person in his or her capacity as one of our officers, and otherwise will belong to Hallmark Cards.

      For purposes of the policy:

•	a director who is our Chairman of the Board of Directors or Chairman of a committee of the Board of Directors will not be deemed to be one of our officers by reason of holding that position, unless that person is one of our full-time employees;

•	references to us shall mean us and all corporations, partnerships, joint ventures, associations and other entities in which we beneficially own, directly or indirectly, 50% or more of the outstanding voting stock, voting power, partnership interests or similar voting interests; and

•	the term “Hallmark Cards” shall mean Hallmark Cards and all corporations, partnerships, joint ventures, associations and other entities, other than us, as we are defined in this paragraph, in which Hallmark Cards beneficially owns, directly or indirectly, 50% or more of the outstanding voting stock, voting power, partnership interests or similar voting interests.

      The foregoing provisions of our certificate of incorporation will expire on the date that Hallmark Cards ceases to own beneficially common stock representing at least 20% of the total voting power of all of our classes of outstanding capital stock and no person who is one of our directors or officers is also a director or officer of Hallmark Cards or any of its subsidiaries.

      Other than as disclosed above and under “— Stockholders Agreement and Registration Rights — Corporate Opportunities Policy,” there are no specific policies in place with respect to any conflicts that may arise. We expect conflicts to be resolved on a case-by-case basis, and in a manner consistent with applicable law.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (A)  List of Documents Filed as Part of This Report

(1)	Consolidated Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and 2000
Consolidated Statements of Operations and Comprehensive Loss for the
Years Ended December 31, 1998, 1999, and 2000
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years
Ended December 31, 1998, 1999 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31,
1998, 1999, and 2000

      (2)  Exhibits

Exhibit
Number	Exhibit Title

2.1
— Contribution Agreement, dated as of January 27, 2000, by and among Hallmark Entertainment, Inc., Crown Media,  Inc. (now known as Crown Media International, Inc.), Liberty Media Corporation, Vision Group Incorporated, VISN Management Corp., National Interfaith Cable Coalition, Inc., Chase Equity Associates, LP (now known as J.P. Morgan Partners (BHCA), L.P.) and Crown Media Holdings, Inc. (previously filed as Exhibit 2.1 to our Registration Statement on Form S-1/ A (Amendment No.  1), Commission File No. 333-95573, and incorporated herein by reference).

2.2	— Contribution Agreement, dated as of March 15, 2001, by and among The Jim Henson Company, Inc., Crown Media International, Inc., and Crown Media Holdings, Inc.
3.1
— Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/ A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	— Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/ A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
4.1
— Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1/ A (Amendment No.  1), Commission File No. 333-95573, and incorporated herein by reference).

10.1	— Stockholders Agreement dated March 15, 2001.
10.2
— Securities Purchase Agreement, dated as of May 29, 1998, by and among Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.), Hallmark Entertainment Distribution Company, Hallmark Entertainment, Inc., and Chase Equity Associates, LP (now known as J.P. Morgan Partners (BHCA), L.P.) (previously filed as Exhibit 10.2 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.3
— Securities Purchase Agreement, dated as of February 18, 1999, Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.), Hallmark Entertainment Distribution Company, Hallmark Entertainment, Inc., and Chase Equity Associates, LP (now known as J.P. Morgan Partners (BHCA), L.P.) (previously filed as Exhibit  10.3 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.4
— Securities Purchase Agreement, dated as of June 17, 1999, by and among Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.), Hallmark Entertainment Distribution Company, Hallmark Entertainment, Inc., and Chase Equity Associates, LP (now known as J.P. Morgan Partners (BHCA), L.P.) (previously filed as Exhibit 10.4 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.5
— Securities Purchase Agreement, dated as of February 15, 2000, by and among Crown Media, Inc. (now known as Crown Media International, Inc.), Hallmark Entertainment,  Inc., and Chase Equity Associates, LP (now known as J.P. Morgan Partners (BHCA), L.P.) (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.6
— Program License Agreement, dated as of July 1, 1999, between Hallmark Entertainment Distribution, L.L.C., successor to Hallmark Entertainment Distribution Company and Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.7	— Amended and Restated Trademark License Agreement, dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Crown Media International, Inc.
10.8
— Amended and Restated Trademark License Agreement (UK), dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Hallmark Entertainment Limited (formerly known as Hallmark Entertainment Networks (UK)  Ltd.).

10.9	— Trademark License Agreement, dated as of May 1, 2000, by and between Hallmark Licensing, Inc. and Odyssey Holdings, L.L.C.
10.10
— Security Agreement, dated as of August 1, 1999, by and between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and Hallmark Cards, Incorporated (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1/ A (Amendment No.  1), Commission File No. 333-95573, and incorporated herein by reference).

10.11
— Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10.12
— Amended and Restated Intercompany Service Agreement, dated as of January 1, 2000, between Crown Media Holdings, Inc. and Hallmark Cards, Incorporated (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.13	*	— Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan.
10.14
— Program License Agreement, dated as of November 13, 1998, between Hallmark Entertainment Distribution Co. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.15 to our Registration Statement on Form  S-1/ A (Amendment No. 1), Commission File No.  333-95573, and incorporated herein by reference).

10.15
— Program License Agreement, dated as of November 13, 1998, between The Jim Henson Company, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.16 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.16
— Program License Agreement, dated as of November 13, 1998, between National Interfaith Cable Coalition, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.17 to our Registration Statement on Form  S-1/ A (Amendment No. 1), Commission File No.  333-95573, and incorporated herein by reference).

10.17
— Lease, dated as of June 1, 1998, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.20 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.18
— First Amendment to Lease, dated as of March 23, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit  10.21 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.19
— Second Amendment to Lease, dated as of August 17, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.22 to our Registration Statement on Form  S-1/ A (Amendment No. 1), Commission File No.  333-95573, and incorporated herein by reference).

10.20
— Third Amendment to Lease, dated as of September 26, 2000, by and between High Pointe 1 Development Group  L.L.C. and Crown Media International, Inc. (formerly known as Hallmark Entertainment Network, Inc.).

10.21		— Fourth Amendment to Lease, dated as of February 6, 2001, by and between High Pointe 1 Development Group, L.L.C. and Crown Media Inc. (now known as Crown Media International, Inc.).
10.22
— Guaranty of Lease Obligations, dated June 1, 1998, by Hallmark Entertainment, Inc. for High Pointe I Development Group L.L.C. (previously filed as Exhibit  10.23 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.23	*	— Employment Agreement, dated as of March 1, 2000, between Crown Media Holdings, Inc. and David Evans.
10.24	*	— Employment Agreement, dated as of June 21, 2000, between Crown Media Holdings, Inc. and Lana Corbi.

Exhibit
Number		Exhibit Title

10.25	*	— Employment Agreement, dated as of June 15, 2000, between Crown Media Holdings, Inc. and Andre Carey.
10.26	*	— Employment Agreement, dated as of July 5, 2000, between Crown Media Holdings, Inc. and Chris Moseley.
10.27	*	— Employment Agreement, dated as of October 25, 2000, by and between Crown Media Holdings, Inc. and Charles Stanford.
10.28	*
— Separation Agreement, dated January 28, 1999, between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and George Stein (previously filed as Exhibit 10.29 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.29
— $20,000,000 Promissory Note, dated November 19, 1999, of Crown Media, Inc. (now known as Crown Media International, Inc.) to HC Crown Corporation (previously filed as Exhibit 10.30 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No.  333-95573, and incorporated herein by reference).

10.30
— $10,000,000 Promissory Note, dated February 23, 2000, of Crown Media, Inc. (now known as Crown Media International, Inc.) to HC Crown Corporation (previously filed as Exhibit 10.31 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.31
— Amendment to $10,000,000 Promissory Note, dated April  14, 2000, between Crown Media, Inc. (now known as Crown Media International, Inc.) and HC Crown Corporation (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1/ A (Amendment No. 4), Commission File No. 333-95573, and incorporated herein by reference).

10.32		— $150,000,000 Promissory Noted, dated February 12, 2001, of Crown Media Holdings to HC Crown Corporation.
10.33		— $150,000,000 Irrevocable Standby Letter of Credit, dated February 12, 2001, of Crown Media Holdings to Bank of America, N.A.
21.1		— List of our Subsidiaries.
23.1		— Consent of Arthur Andersen LLP
99		— Press Releases of Crown Media Holdings, Inc. and Odyssey Holdings, L.L.C., dated November 6, 2000, December 12, 2000, December 12, 2000, January 23, 2001, and March 15, 2001.

*	Management contract or compensating plan or arrangement.

      (B)  Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

By:	/s/ DAVID J. EVANS

David J. Evans
President and Chief Executive Officer

March 27, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. EVANS David J. Evans	Director and Principle Executive Officer	March 27, 2001
/s/ WILLIAM J. ALIBER William J. Aliber	Principle Financial and Accounting Officer	March 27, 2001
/s/ WILFORD V. BANE, JR. Wilford V. Bane, Jr.	Director	March 27, 2001
Arnold L. Chavkin	Director	March 27, 2001
/s/ ROBERT J. DRUTEN Robert J. Druten	Director	March 27, 2001
William M. Haber	Director	March 27, 2001
/s/ DONALD J. HALL, JR. Donald J. Hall, Jr.	Director	March 27, 2001
/s/ ROBERT A. HALMI, JR. Robert A. Halmi, Jr.	Director	March 27, 2001
/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr.	Director	March 27, 2001
David B. Koff	Director	March 27, 2001
/s/ PETER A. LUND Peter A. Lund	Director	March 27, 2001

/s/ JOHN P. MASCOTTE John P. Mascotte	Director	March 27, 2001

(This page intentionally left blank)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Crown Media Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Media Holdings, Inc. and its subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Denver, Colorado

January 31, 2001 (except with respect to certain
matters discussed in Notes 1 and 16, as to which
the date is March 15, 2001).

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,

	1999	2000

ASSETS

Cash and cash equivalents	$3,865	$34,274

Accounts receivable, less allowance for doubtful accounts of $695 and $2,917, respectively	7,185	18,159

Program license fees — affiliates, net of accumulated amortization	2,499	25,130

Program license fees — non-affiliates, net of accumulated amortization	8,347	19,885

Subtitling and dubbing, net of accumulated amortization	976	1,525

Prepaids and other assets	886	3,181

Total current assets	23,758	102,154

Restricted cash	—	340

Accounts receivable, net of current portion	—	3,074

Program license fees — affiliates, net of current portion	4,719	86,640

Program license fees — non-affiliates, net of current portion	3,017	28,750

Subtitling and dubbing, net of current portion	3,595	4,227

Subscriber acquisition fees, net of accumulated amortization	—	29,670

Property and equipment, net of accumulated depreciation	7,985	31,067

Investment in Odyssey Holdings	35,363	—

Investment in/ advances to unconsolidated entity	585	611

Goodwill, net of accumulated amortization	—	240,141

Prepaids and other assets, net of current portion	981	3,404

Total assets	$80,003	$530,078

LIABILITIES

Accounts payable and accrued liabilities	$4,932	$22,027

Subscriber acquisition fees payable	—	27,770

License fees payable to affiliates	34,606	92,589

License fees payable to non-affiliates	561	16,851

Payable to affiliates	9,243	7,023

Notes and interest payable to H.C. Crown	12,711	37,549

Note payable to Odyssey Holdings	10,000	—

Deferred compensation	3,250	4,000

Deferred programming revenue	2,154	713

Total current liabilities	77,457	208,522

Accrued liabilities, net of current portion	18	18

License fees payable to affiliates, net of current portion	—	27,309

License fees payable to non-affiliates, net of current portion	—	22,421

Deferred compensation, net of current portion	3,557	—

Deferred income taxes	1,600	—

Preferred minority interest	—	25,000
Commitments and contingencies (Notes 1, 2 and 11)

Predecessor Class B common stock subject to put and call, $.01 par value; 1,000 shares authorized; issued and outstanding shares of 136.1 as of December 31, 1999	60,338	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Class A common stock, $.01 par value; 150,000,000 shares authorized; issued shares of 34,730,505; outstanding shares of 29,352,784 as of December 31, 2000	—	294

Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,057,006 and 30,670,422 as of December 31, 1999 and 2000, respectively	300	307

Paid-in capital	69,601	496,697

Accumulated other comprehensive loss	—	(12)

Accumulated deficit	(132,868)	(250,478)

Total stockholders’ equity (deficit)	(62,967)	246,808

Total liabilities and stockholders’ equity (deficit)	$80,003	$530,078

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended December 31,

	1998	1999	2000

Revenues:

Subscriber fees	$20,648	$27,670	$47,921

Advertising	84	1,729	13,972

Advertising by Hallmark Cards	—	—	2,044

Management fees from unconsolidated entity	1,529	2,510	2,879

Sublicensing fees	1,426	—	—

Total revenues	23,687	31,909	66,816

Cost of Services:

Programming costs:

Affiliates	12,307	12,331	36,853

Non-affiliates	14,187	10,452	13,387

Amortization of subscriber acquisition costs	—	—	3,214

Operating costs	16,831	18,796	37,230

Total cost of services	43,325	41,579	90,684

Selling, general and administrative expenses	9,916	22,851	51,791

Marketing expenses	1,634	3,426	21,280

Amortization of goodwill	—	—	8,639

Loss from operations	(31,188)	(35,947)	(105,578)

Equity in net losses of unconsolidated entities and investment expenses	(4,918)	(18,992)	(9,328)

Interest income, net	1,273	798	523

Net loss before income taxes	(34,833)	(54,141)	(114,383)

Income tax provision	(632)	(2,556)	(1,743)

Net loss	$(35,465)	$(56,697)	$(116,126)

Other comprehensive loss:

Foreign currency translation adjustment	—	—	(12)

Comprehensive loss	$(35,465)	$(56,697)	$(116,138)

Weighted average number of Class A and Class B shares outstanding	29,637	32,989	50,786

Net loss per share	$(1.27)	$(1.84)	$(2.32)

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

						Accumulated		Total
		Class A		Class B		Other		Stockholders’
	Class A	Common	Class B	Common	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Stock	Shares	Stock	Capital	Loss	Deficit	(Deficit)

Balance, December 31, 1997	—	$—	27,603	$276	$(276)	$—	$(34,813)	$(34,813)

Conversion of Hallmark Entertainment debt into equity	—	—	—	—	34,346	—	—	34,346

Hallmark Entertainment capital contribution related to investment in Odyssey Holdings	—	—	1,227	12	17,766	—	—	17,778

Accretion related to predecessor Class B common stock subject to put and call	—	—	—	—	—	—	(2,043)	(2,043)

Net loss	—	—	—	—	—	—	(35,465)	(35,465)

Balance, December 31, 1998	—	—	28,830	288	51,836	—	(72,321)	(20,197)

Hallmark Entertainment capital contribution related to investment in Odyssey Holdings	—	—	1,227	12	17,765	—	—	17,777

Accretion related to predecessor Class B common stock subject to put and call	—	—	—	—	—	—	(3,850)	(3,850)

Net loss	—	—	—	—	—	—	(56,697)	(56,697)

Balance, December 31, 1999	—	—	30,057	300	69,601	—	(132,868)	(62,967)

Hallmark Entertainment capital contribution related to investment in Odyssey Holdings	—	—	613	7	8,882	—	—	8,889

Accretion related to predecessor Class B common stock subject to put and call	—	—	—	—	—	—	(1,484)	(1,484)

Conversion of Chase predecessor Class B common stock to Class A common stock	3,837	38	—	—	62,896	—	—	62,934

Issuance of Class A common stock in connection with the initial public offering	10,000	100	—	—	125,251	—	—	125,351

Issuance of Class A common stock in connection with the acquisition of Odyssey Holdings	15,493	155	—	—	216,746	—	—	216,901

Issuance of stock for exercise of options	23	1	—	—	193	—	—	194

Stock-based compensation					13,128	—	—	13,128

Foreign currency translation adjustment	—	—	—	—	—	(12)	—	(12)

Net loss	—	—	—	—	—	—	(116,126)	(116,126)

Balance, December 31, 2000	29,353	$294	30,670	$307	$496,697	$(12)	$(250,478)	$246,808

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	1998	1999	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(35,465)	$(56,697)	$(116,126)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss on sale of property and equipment	—	—	5

Amortization and depreciation	29,508	29,340	66,562

Provision for losses on accounts receivable	38	672	3,440

Equity in net losses of unconsolidated subsidiaries	3,481	17,343	9,328

Deferred and stock-based compensation	—	6,806	15,128

Provision for deferred taxes	—	1,600	—

Changes in operating assets and liabilities:

Increase in accounts receivable	(2,416)	(3,214)	(13,137)

(Increase) decrease in interest receivable	(450)	417	34

Additions to program license fees	(25,669)	(21,184)	(105,151)

Increase in subtitling and dubbing	(3,156)	(2,596)	(3,278)

Additions to subscriber acquisition fees	—	—	(8,462)

(Increase) decrease in prepaids and other assets	(820)	427	(2,640)

Increase (decrease) in accounts payable and accrued liabilities	1,991	(3,774)	30,682

Increase in subscriber acquisition fees payable	—	—	560

Increase in affiliate license fees payable	6,718	4,361	20,847

Increase (decrease) in payables to affiliates	18,637	—	(2,220)

Decrease in deferred revenue	(4,601)	(2,632)	(1,536)

Net cash used in operating activities	$(12,204)	$(29,131)	$(105,964)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	$(6,665)	$(2,569)	$(22,809)

Proceeds from disposition of property and equipment	—	—	117

Investment in Odyssey Holdings	(20,000)	—	—

Investment in the Kermit Channel	(3,463)	(5,094)	(4,318)

Other investments in and issuance of note receivable	—	—	(180)

Cash acquired from the purchase of Odyssey Holdings	—	—	13,055

Proceeds from (investment in) note receivable from Hallmark Entertainment	(25,000)	25,000	—

Net cash provided by (used in) investing activities	(55,128)	17,337	(14,135)

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(In thousands)

	Years Ended December 31,

	1998	1999	2000

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock, net of issuance costs	—	—	125,351

Proceeds from the issuance of common stock due to exercise of stock options	—	—	194

Proceeds from the issuance of predecessor common stock	70,000	20,000	10,000

Borrowings from H.C. Crown note payable	—	12,782	24,838

Payments on Odyssey Holdings note payable	—	(20,000)	(10,000)

Net cash provided by financing activities	70,000	12,782	150,383

Effect of exchange rate changes on cash	—	—	125

Net increase in cash and cash equivalents	2,668	988	30,409

Cash and cash equivalents, beginning of period	209	2,877	3,865

Cash and cash equivalents, end of period	$2,877	$3,865	$34,274

Supplemental disclosure of cash and non-cash activities:

Interest paid	$—	$21	$3,039

Investment in Odyssey Holdings through issuance of note payable	$30,000	$—	$—

Income taxes paid	$632	$956	$1,743

Accretion related to Class B common stock subject to put and call	$2,043	$3,850	$1,484

Conversion of Hallmark Entertainment Distribution program license fee payable into contributed capital	$34,346	$—	$—

Stock-based compensation	$—	$—	$13,128

Conversion of predecessor Class B common stock to Class A common stock	$—	$—	$62,934

Purchase of Odyssey Holdings, net of cash acquired:

Program license fees	$—	$—	$84,079

Subscriber acquisition fees	—	—	24,422

Goodwill	—	—	248,780

Other assets	—	—	12,571

Accounts payable and accrued liabilities	—	—	18,951

Subscriber acquisition fees payable	—	—	27,210

Affiliate license fees payable	—	—	64,317

Minority interest	—	—	25,000

Issuance of Class A common stock	—	—	216,901

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1998, 1999 and 2000

1.  Business and Organization

Organization

      On May 9, 2000, Crown Media Holdings, Inc. (“Crown Media Holdings”) completed a reorganization in which all of Crown Media Holdings outstanding shares were exchanged for 100% of Crown Media International, Inc. (“Crown Media International”), formerly known as Crown Media, Inc., and 77.5% of Odyssey Holdings, L.L.C. (“Odyssey Holdings”). At the same time, Crown Media Holdings completed a public offering of 10,000,000 shares of Class A Common Stock at $14 per share. The net proceeds from this offering, after expenses and underwriting discounts and commissions, were approximately $125.4 million. We are a holding company, and, prior to the completion of the reorganization and the offering on May 9, 2000, we had no material assets, liabilities, contingent liabilities or operations. Crown Media Holdings considers Crown Media International as a predecessor corporation.

      Our consolidated financial statements include the assets and liabilities of Crown Media International at their historical carrying values since both we and Crown Media International are entities under common control before and after the reorganization. The accompanying consolidated financial statements also include the assets and liabilities and results of operations of Crown Media Holdings’ other indirect, wholly and majority-owned subsidiaries.

      Crown Media International, a Delaware corporation, owns and operates the Hallmark Entertainment Network, a pay television channel dedicated to high quality family programming that is distributed in more than 100 countries. Crown Media International also owns 50% of, and operates, the Kermit Channel, a pay television channel featuring popular family and children’s programming distributed primarily in India. Crown Media International began operations in June 1995 and was a majority-owned subsidiary of Hallmark Entertainment, Inc. (“Hallmark Entertainment”).

      National Interfaith Cable Coalition, Inc. (“NICC”), VISN Management Corp. (“VISN Management Corp.”), a wholly-owned subsidiary of NICC, Liberty Media Corporation (“Liberty Media”) and Vision Group Inc. (“VGI”), a wholly-owned subsidiary of Liberty Media, entered into an agreement, effective July 1, 1995, to form The F&V Channel, L.L.C. (“F&V”) as a Delaware limited liability company. At that time, VISN Management Corp. and VGI transferred their assets and liabilities to F&V in exchange for 51% and 49%, respectively, of the membership interests in F&V. In November 1996, F&V formed a wholly-owned subsidiary, Odyssey Productions, Ltd., to produce a number of its television programs. During 1997, F&V changed its name to Odyssey Holdings, L.L.C.

      On November 13, 1998, Odyssey Holdings entered into an amended and restated operating agreement (the “Company Agreement”) with its members. The Company Agreement provided for the admittance of Henson Cable Networks, Inc. (“HCN”), a wholly-owned subsidiary of The Jim Henson Company, Inc. (“The Jim Henson Company”), and Crown Media International, through a wholly-owned subsidiary. Under the terms of the Company Agreement, HCN and Crown Media International each agreed to pay $50.0 million, payable in installments, for a 22.5% common equity interest in Odyssey Holdings. As a result of these transactions, the common equity interest for VISN Management Corp., VGI, The Jim Henson Company and Crown Media International (collectively the “Members”) were 22.5%, 32.5%, 22.5% and 22.5%, respectively.

      Odyssey Holdings initially operated the Odyssey Network as a pay television channel in the United States dedicated primarily to religious programming. In April 1999, Odyssey Holdings relaunched the Odyssey Network as a channel dedicated to high-quality family programming.

      The assets and liabilities of Odyssey Holdings and its subsidiaries relating to Crown Media International’s 22.5% interest in Odyssey Holdings which are owned indirectly by us following the reorganization, as well as The Jim Henson Company’s 22.5% interest in Odyssey Holdings, are included in Crown Media Holdings’

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements at their historical carrying values. The acquisition of Liberty Media’s 32.5% interest in Odyssey Holdings and NICC’s 22.5% interest in Odyssey Holdings, both of which were acquired in connection with the reorganization, are included in our consolidated financial statements at their fair market value using purchase accounting as of the date of the reorganization. No minority interest is reflected in the accompanying consolidated statements of operations for the year ended December 31, 2000, as the common minority shareholder’s interest is in a deficit position and the minority shareholder is not obligated to further fund the losses or obligations of Odyssey Holdings.

      In February 2000, EM.TV Merchandising AG (“EM.TV”) acquired The Jim Henson Company. In July 2000, we agreed in principle with EM.TV to acquire EM.TV’s 22.5% ownership interest in Odyssey Holdings and its 50% interest in the Kermit Channel. On March 15, 2001 we completed the transaction and we now own 100% of the members’ common interests in Odyssey Holdings and 100% of EM.TV’s interest in the Kermit Channel. In consideration for these ownership interests, we issued 5,377,721 shares of our Class A Common Stock to The Jim Henson Company, a wholly owned subsidiary of EM.TV. The newly issued shares to EM.TV represent after the transaction approximately 8.2% of our combined outstanding Class A and Class B Common Stock and 15.5% of our Class A Common Stock based on our outstanding shares at March 15, 2001. The Jim Henson Company became a party to the stockholders agreement among our original stockholders, but does not have the right to designate a Board member pursuant to that agreement. The stockholders agreement contains, among other things, certain restrictions on the transfer of common stock by the parties until May 9, 2002. In connection with the acquisition, we and EM.TV entered into a license agreement providing for our use of family programming of EM.TV on the Hallmark Entertainment Network or Odyssey Network.

Liquidity

      In connection with our growth strategy, we expect that we will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. We are currently committed to spend more than $50.0 million for programming and more than $25.0 million for distribution over the next 12 months. We are also committed to four quarterly payments of $6.8 million commencing on April 1, 2001, for subscriber acquisition fees payable. Without taking into account the proposed acquisition of films from the Hallmark Entertainment library, and in addition to cash which we expect from operations and the remaining proceeds of our initial public offering, we anticipate the need for external financing of up to $150 million for our liquidity needs through March 31, 2002. A temporary line of credit with a subsidiary of Hallmark Cards for this amount is in place to cover this need.

      In the third quarter of 2000, in order to maintain our liquidity over at least 18 months, we negotiated with a group of banks to obtain a $100 million credit facility and entered into a non-binding term sheet for such a credit facility. In November 2000, we announced that we had begun exploring the possibility of acquiring the film library of Hallmark Entertainment. Because the possible purchase could affect the level and terms of the bank line of credit, we, in consultation with our bank syndicate, delayed taking additional steps toward closing a line of credit.

      Subsequently, we reviewed our financing needs with a view to having liquidity through March 31, 2002. Rather than put in place a line of credit with the bank group that might change if we purchase films from Hallmark Entertainment, we discussed with Hallmark Cards financing alternatives. Hallmark Cards was willing to provide a temporary line of credit of up to $150 million. This line of credit with a subsidiary of Hallmark Cards is payable no later than April 1, 2002. The lender’s obligation to make loans under the line of credit is backed up by a letter of credit issued by Bank of America. We believe that the line of credit, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through March 31, 2002.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Further, looking ahead to continued liquidity, we may seek during the next 12 months and thereafter additional funds to operate and expand our businesses. Any additional equity financings could result in dilution to our existing investors. Any debt financings will likely increase our interest expense and may impose restrictive covenants.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the consolidated accounts of Crown Media Holdings and those of its majority-owned and controlled subsidiaries. Investments in entities that are not majority-owned and controlled by Crown Media Holdings are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      Crown Media Holdings considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of Crown Media Holdings’ cash equivalents approximates cost at each balance sheet date.

Restricted Cash

      Restricted cash includes amounts deposited to secure letters of credit in accordance with certain lease agreements.

Subscriber Acquisition Fees

      Crown Media Holdings has entered into distribution agreements with six of the top nine United States pay television distributors which carry the Odyssey Network on some of their cable systems. The terms of the agreements range from June 1999 through February 2007. Crown Media Holdings is obligated to pay subscriber acquisition fees if certain subscriber levels are met, as defined in certain of these agreements and one-time subscriber fees to carry Crown Media Holdings’ channels.

      As of December 31, 2000, the balance sheet reflected subscriber acquisition fees payable of $27.8 million, $27.2 million of which was incurred prior to our May 9, 2000, initial public offering and $0.6 million incurred subsequent to our offering. The $27.2 million is due in four quarterly installments of $6.8 million commencing on April 1, 2001. Crown Media Holdings believes that the subscriber levels will be met. Certain subscriber acquisition fees are capitalized and amortized on a straight-line basis over the term of the distribution agreement. At the time Crown Media Holdings enters into a distribution agreement, and periodically thereafter, Crown Media Holdings evaluates the recoverability of the subscriber acquisition fees against the revenues directly associated with each agreement. During 2000, Crown Media Holdings paid approximately $8.5 million in subscriber acquisition fees, acquired the other $24.4 million in such fees when it acquired 55% of Odyssey Holdings and recorded amortization of $3.2 million for such fees.

Program License Fees

      Program license fees are the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters,” program rights are deferred and then amortized on a straight-line basis over their license periods (the “airing windows”) or anticipated usage, whichever is shorter. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs versus the revenues directly associated with the programming and related expense. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS No. 63 also requires an entity providing programming to report an asset and liability for the rights licensed under a programming agreement only when the license period begins and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect assets and liabilities of $42.8 million and $122.2 million as of December 31, 1999 and 2000, respectively, related to committed program license fees with airing windows to begin subsequent to period-end.

Subtitling and Dubbing

      Subtitling and dubbing costs represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties, the program’s estimated life for programming licensed from Hallmark Entertainment Distribution LLC (“Hallmark Entertainment Distribution,” a wholly-owned subsidiary of Hallmark Entertainment) or 10 years. Accumulated amortization related to subtitling and dubbing as of December 31, 1999 and 2000 was $2.4 million and $2.9 million, respectively.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation of property and equipment are provided for by the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years. Leasehold improvements are depreciated over the life of the lease. When property is sold or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in income. The costs of normal maintenance and repairs are charged to expense when incurred.

Revenue Recognition

      Subscriber fees are recognized as revenue when programming is provided to pay television distributors and collectibility is reasonably assured.

      Advertising revenues are recognized as earned in the period in which the advertising commercials or infomercials are telecast. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

      In 1999, the Emerging Issues Tax Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions” was issued. EITF No. 99-17 establishes accounting and reporting standards for bartering advertising transactions. Crown Media Holdings records advertising revenue and expenses in barter transactions at the fair value of the advertising to be provided. The fair value is determined based upon the Company’s historical practice of receiving cash for similar ads from buyers unrelated to the other party in the current barter transaction. When the barter advertising revenue does not meet the requirements of the rule, no revenue is recognized. No barter advertising revenue or corresponding barter expense was recognized for the years ended December 31, 1998 and 1999. For the year ended December 31, 2000, Crown Media Holdings reported revenue from advertising barter transactions of $2.2 million and corresponding barter expenses of $2.2 million included as a component of advertising revenue and marketing expenses, respectively, in the accompanying consolidated statements of operations.

      Revenues from foreign sources for the years ended December 31, 1998, 1999 and 2000, represented 100%, 100%, and 82%, respectively, of total subscriber fee revenues. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Australia, Benelux, Italy, New Zealand, South Africa, Spain and certain countries in Asia, the Middle East and Latin America.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Services

      Cost of services includes programming distribution expenses and amortization of program license fees, subtitling and dubbing.

Minority Interest

      The minority interest in the net income or loss of Crown Media Holdings’ non wholly-owned, consolidated subsidiaries is insignificant and therefore not separately reflected in the accompanying consolidated financial statements. To the extent the minority interest in the net losses of Crown Media Holdings’ consolidated subsidiaries exceeds the minority investment in those subsidiaries, such excess losses are charged to Crown Media Holdings. See Note 5 for a discussion of minority interest related to the preferential interest in Odyssey Holdings.

Comprehensive Loss

      Crown Media Holdings adopted SFAS No. 130, “Reporting Comprehensive Income,” during 1998. This statement establishes standards for the reporting and presentation of comprehensive income (loss) and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. No tax benefit has been provided on the foreign currency translation loss component for any period.

Translation of Foreign Currency

      The balance sheets and statements of operations of certain Crown Media Holdings’ foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a component of stockholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income.

Net Loss Per Share

      Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately four million stock options have been excluded from the calculations below for the year ended December 31, 2000, as their effect would have been anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. No stock options were outstanding for the years ended December 31, 1998 and 1999.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The computation of basic and diluted net loss per share consists of the following:

	Years Ended December 31,

	1998	1999	2000

	(In thousands, except per share amounts)

Net loss	$(35,465)	$(56,697)	$(116,126)

Accretion related to predecessor Class B common stock subject to put and call through May 9, 2000	(2,043)	(3,850)	(1,484)

	$(37,508)	$(60,547)	$(117,610)

Denominator:

Weighted average common shares outstanding(1)	29,637	32,989	50,786

Net loss per share:

Basic and diluted loss per share	$(1.27)	$(1.84)	$(2.32)

(1)	Number of shares recalculated to include initial public offering shares.

Stock-Based Compensation

      The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting For Stock Issued to Employees.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Crown Media Holdings to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value

      The carrying amounts of financial instruments, including amounts payable and receivable, are reasonable estimates of their fair value. The fair values were estimated using the current rates at which loans would be made to Crown Media Holdings for similar remaining maturities. Investments in private companies and partnerships are recorded at fair value as of the date of investment. Crown Media Holdings periodically reviews the fair value of its investments. If a review indicates that the carrying value of an asset is not recoverable, the carrying value is reduced to its estimated fair value.

Concentration of Credit Risk

      Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. The Company has no significant financial instruments with off-balance sheet risk of accounting losses, such as foreign exchange contracts, options contracts, or other foreign currency hedging arrangements.

Recently Issued Accounting Pronouncements

      In June 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued. This statement was subsequently amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” which changed the

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective date to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Crown Media Holdings has not used derivative instruments nor does it engage in hedging activities and thus the adoption in 2001 of this standard will not have a material effect on its financial statements.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements (“SAB 101”),” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Crown Media Holdings believes that the adoption of SAB 101 did not have a material effect on its business, financial position or results of operations.

Reclassifications

      Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on reported net loss.

3.  Program license fees

      Program license fees are comprised of the following:

	As of December 31,

	1999	2000

	(In thousands)

Program license fees — Hallmark Entertainment Distribution	$17,362	$107,028

Program license fees — The Jim Henson Company	—	20,846

Program license fees — other affiliates	—	10,622

Program license fees — non-affiliates	11,196	53,148

Prepaid program license fees	6,750	6,870

Program license fees, at cost	35,308	198,514

Accumulated amortization	(16,726)	(38,109)

Program license fees, net	$18,582	$160,405

      On May 9, 2000, Crown Media Holdings acquired $84.1 million of program license fees as part of its acquisition of Odyssey Holdings.

      License fees payable are comprised of the following:

	As of December 31,

	1999	2000

	(In thousands)

License fees payable — Hallmark Entertainment Distribution	$34,606	$109,859

License fees payable — The Jim Henson Company	—	10,039

License fees payable — non-affiliates	561	39,272

License fees payable	$35,167	$159,170

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Property and Equipment

      Property and equipment are comprised of the following:

	As of December 31,

	1999	2000

	(In thousands)

Technical equipment and computers	$10,330	$19,702

Furniture, fixtures and equipment	966	1,765

Leasehold improvements	461	2,485

Construction-in-progress	1,065	15,109

Property and equipment, at cost	12,822	39,061

Accumulated depreciation	(4,837)	(7,994)

Property and equipment, net	$7,985	$31,067

      On May 9, 2000, Crown Media Holdings acquired $5.6 million of property and equipment as part of the acquisition of Odyssey Holdings. Construction-in-progress as of December 31, 2000 consisted primarily of costs incurred for an advanced global Network Operations Center at our Greenwood Village, Colorado, headquarters. Depreciation expense for the years ended December 31, 1998, 1999, and 2000 was $1.5 million, $2.4 million and $5.2 million, respectively.

5.  Investments in and Advances to Unconsolidated Entities

The Kermit Channel

      In May 1998, Crown Media International formed two New York limited liability companies, H&H Programming-Latin America, L.L.C. (“HHPLA”) and H&H Programming-Asia, L.L.C. (collectively operating as the “Kermit Channel”) with The Jim Henson Company, a New York corporation, for the purpose of developing, owning and operating pay television programming services in Latin America and Asia. HHPLA was dissolved in December 1999. Each of Crown Media International and The Jim Henson Company held a 50% interest in each of the limited liability companies and each held a 50% interest in the Kermit Channel. The Kermit Channel is reflected in Crown Media Holdings’ financial statements using the equity method of accounting for investments. Crown Media Holdings’ equity in the net loss of the Kermit Channel was approximately $3.0 million, $5.0 million and $4.5 million for the years ended December 31, 1998, 1999 and 2000, respectively.

      Crown Media Holdings provides services to the Kermit Channel in exchange for a management fee as provided in an agreement between Crown Media International and the Kermit Channel. This fee, which was approximately $1.5 million, $2.5 million, and $2.9 million for the years ended December 31, 1998, 1999 and 2000, respectively, includes direct and indirect costs incurred on behalf of the Kermit Channel, as provided by the agreements. Additionally, Hallmark Entertainment Distribution provides programming to the Kermit Channel in exchange for a fee through a license agreement.

      Effective December 1998, HHPLA discontinued all operations and committed to a plan of dissolution. HHPLA was dissolved in December 1999. All dissolution costs were accrued and included in equity in net losses of unconsolidated entities in the accompanying 1998 consolidated statement of operations to the extent of Crown Media International’s economic interest. Crown Media International also incurred $1.3 million in costs on behalf of HHPLA in 1998. These costs were not charged to HHPLA and were in equity in net losses of unconsolidated subsidiaries and investment expenses for the year ended December 31, 1998.

      Crown Media International made capital contributions, through cash advances and/or conversion of receivables in the Kermit Channel, of $4.0 million and $2.5 million during 1999 and 2000, respectively.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2000, we collapsed the Kermit Channel in Asia, but maintained the channel in India, and in lieu of a separate channel, we introduced a six-hour programming block dedicated to the children’s market on the Hallmark Entertainment Network in our Asian feed. As of January 1, 2001, we completed the collapse of the Kermit channel, introducing a block of children’s programming on the Hallmark Entertainment Network in India. As a result of the purchase of EM.TV’s interests in March 2001 and the collapsing of the Kermit Channel into a block on the Hallmark Entertainment Network, we do not expect to earn management fee revenues in the future.

Investment in Odyssey Holdings, L.L.C.

      In November 1998, Crown Media International, through its wholly-owned subsidiary Hallmark Domestic Holdings, Inc., entered into an agreement to acquire a 22.5% common equity interest in Odyssey Holdings. Odyssey Holdings was formed to develop, own and operate the Odyssey Network. The purchase price for Crown Media International’s interest in Odyssey Holdings was $50.0 million. Pursuant to the terms of the agreement, Crown Media International paid $20.0 million of this purchase price in November 1998, an additional $20.0 million in May 1999 and the final payment of $10.0 million in February 2000. Consequently, at December 31, 1999, Crown Media had an outstanding note payable related to this investment, included in notes and interest payable to affiliates in the accompanying consolidated balance sheets, of $10.0 million.

      Crown Media International funded its 1998 capital contribution to Odyssey Holdings with the proceeds of additional investments of $17.8 million and $2.2 million in Crown Media International by its stockholders, Hallmark Entertainment and Chase Equity Associates, LP (“Chase”), respectively. Hallmark Entertainment and Chase were issued 44.444 shares of predecessor Class A common stock and 5.555 shares of predecessor Class B common stock, respectively, related to the additional funding. In May 1999, Hallmark Entertainment and Chase provided Crown Media International with additional funding of $17.8 million and $2.2 million, respectively, to fund Crown Media International’s additional capital contribution to Odyssey Holdings. In connection with this funding, Crown Media International issued 44.444 shares of predecessor Class A common stock to Hallmark Entertainment and 5.555 shares of predecessor Class B common stock to Chase. The predecessor Class B shares issued in connection with this funding provided by Chase were subject to the put and call arrangement.

      Crown Media International funded its February 2000 capital contribution to Odyssey Holdings with the proceeds of additional investments of $8.9 million and $1.1 million in Crown Media International by its stockholders, Hallmark Entertainment and Chase Equity Associates, LP (“Chase”), now JP Morgan Partners (BHCA), L.P., respectively. Hallmark Entertainment and Chase were issued 22.222 shares of predecessor Class A common stock and 2.7775 shares of predecessor Class B common stock, respectively, related to the additional funding.

      Crown Media Holdings’ investment in Odyssey Holdings was reflected in the consolidated financial statements using the equity method of accounting until May 9, 2000, the date of the reorganization (see note 1), at which time it became a consolidated subsidiary. Crown Media Holdings’ equity in the net loss of Odyssey Holdings was approximately $12.4 million and $4.8 million for the year ended December 31, 1999 and for approximately the four months ended May 9, 2000, respectively. These amounts are included in the consolidated statements of operations as a component of equity in net losses of unconsolidated entities. Crown Media Holdings’ investment in Odyssey Holdings, through the date of the reorganization, exceeded the underlying equity in the net assets of Odyssey Holdings as of the date of the investment. This goodwill was being amortized over 20 years. For the years ended December 31, 1998 and 1999, approximately $137,000 and $1.6 million, respectively, was amortized related to this difference and was reflected in equity in net losses of unconsolidated entities in the accompanying consolidated statements of operations.

      In connection with the November 1998 investments by Crown Media International and The Jim Henson Company, VISN Management Corp. received a redeemable preferred interest of $25.0 million, which ranks

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior to the common equity interests of Odyssey Holdings. Odyssey Holdings has the right to redeem the preferred interest in whole (but not in part) for cash at 100% of the Preferred Liquidation Preference, as defined by the agreement. This amount is classified as preferred minority interest in the accompanying balance sheet. If during any fiscal year subsequent to January 1, 2005 and prior to December 31, 2009, Odyssey Holdings has net profits in excess of $10.0 million and the preferred interest has not been redeemed, Odyssey Holdings will redeem the preferred interest in an amount equal to the lesser of such excess, or $5.0 million, or the Preferred Liquidation Preference. Odyssey Holdings shall redeem the entire preferred interest at the Preferred Liquidation Preference on the redemption date of December 31, 2010.

6.  Acquisition and Summarized Financial Information of Odyssey Holdings

      The acquisition of the additional 55% interest in Odyssey Holdings in the reorganization on May 9, 2000 has been accounted for using the purchase method of accounting. The results of operations of Odyssey Holdings have been included in the consolidated financial statements since May 9, 2000. The purchase price of the 55% interest in Odyssey Holdings has been allocated among net assets of Odyssey Holdings based on the estimated fair values of net assets acquired at the date of acquisition. The excess of purchase price over identifiable net assets acquired of $217.0 million has been allocated to goodwill and is being amortized using the straight-line method over the estimated useful life of 20 years. Minority interest is reflected in the accompanying pro forma consolidated statements of operations for the years ended December 31, 1999 and 2000, only to the extent of the minority shareholder’s capital contributions. The minority shareholder is not obligated to fund losses or obligations of Odyssey Holdings which exceed its capital contribution.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma information presents a summary of consolidated results of operations (in thousands) of Crown Media Holdings, Crown Media International, and Odyssey Holdings as if the acquisition had occurred on January 1st of the periods presented, along with certain pro forma adjustments to give effect to amortization of goodwill, equity in net losses of unconsolidated subsidiaries, minority interests, and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Years Ended December 31,

	1999	2000

Revenues:

Subscriber fees	$35,514	$50,904

Advertising	10,687	16,933

Advertising by Hallmark Cards	375	2,788

Management fees from unconsolidated entity	3,216	2,892

Total revenues	49,792	73,517

Cost of Services:

Programming costs:

Affiliates	28,261	44,852

Non-affiliates	16,334	15,352

Amortization of subscriber acquisition costs	1,600	4,801

Operating costs	32,751	40,837

Total cost of services	78,946	105,842

Selling, general and administrative expenses	45,744	62,469

Marketing expenses	18,185	24,378

Amortization of goodwill	12,528	12,528

Loss from operations	(105,611)	(131,700)

Equity in net losses of unconsolidated entities and investment expenses	(4,954)	(4,493)

Minority interest in net loss	12,389	4,241

Interest income, net	1,980	957

Net loss before income taxes	(96,196)	(130,995)

Income tax provision	(956)	(1,743)

Net loss	$(97,152)	$(132,738)

Weighted average number of Class A and Class B shares outstanding	60,000	60,007

Net loss per share	$(1.62)	$(2.21)

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Summarized Financial Information of Odyssey Holdings

(In thousands)

	As of December 31,

	1998	1999

ASSETS

Current assets	$55,328	$46,287

Long-term assets	45,246	90,825

Total assets	$100,574	$137,112

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities	$18,870	$47,423

Long-term liabilities	43,103	65,842

Redeemable preferred interest	25,000	25,000

Members’ equity (deficit)	13,601	(1,153)

Total liabilities and members’ equity (deficit)	$100,574	$137,112

	Years Ended
	December 31,

	1998	1999

Revenues:

Subscriber fees	$6,599	$8,550

Advertising	11,542	9,333

Total revenues	18,141	17,883

Cost of Services:

Programming costs:	3,754	21,811

Operating costs	8,021	15,556

Total cost of services	11,775	37,367

Selling, general and administrative expenses	9,488	36,760

Loss from operations	(3,122)	(56,244)

Interest income (expense), net	(48)	1,181

Net loss	$(3,170)	$(55,063)

7.  Deferred Programming Revenue

      In December 1997, Crown Media International renegotiated a distribution agreement with a pay television distributor, which was extended through December 2000. As a result of the renegotiation, the pay television distributor paid Crown Media International $5.0 million and agreed to provide Crown Media International with approximately $4.3 million in future transponder services and playback and uplink services. The entire $9.3 million from the renegotiated agreement was initially included in deferred revenue. At December 31, 1999 and 2000 amounts deferred were approximately $2.2 million and $713,000, respectively. Revenue is recognized in subscriber fees as services are provided and over the life of the contract. Revenues recognized under the renegotiated agreement were approximately $4.5 million, $2.6 million and $1.5 million for the years ended December 31, 1998, 1999 and 2000, respectively.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Predecessor Class B Common Stock Subject to Put and Call

      On May 28, 1998, Crown Media International obtained financing through the sale and issuance of 125 shares of predecessor Class B Common Stock to Chase. The 125 shares of nonvoting predecessor Class B common stock, comprising 100% of the total predecessor Class B common stock issued and outstanding and representing an 11.11% equity interest in Crown Media International, were sold to Chase for $50.0 million. Prior to the transaction, Hallmark Entertainment was the sole stockholder of Crown Media International, and Hallmark Entertainment continues to hold 1,088.9 shares of the total outstanding predecessor Class A common stock, representing an 88.89% equity interest in Crown Media International.

      Chase had the option to put its predecessor Class B common stock to Crown Media International within 120 days after December 31, 2001, at the then fair market value of the shares or at a price to provide Chase with a defined rate of return. Chase was able to also put the shares at any time upon the occurrence of certain triggering events, as defined by the Securities Purchase Agreement. At December 31, 1998, 1999 and 2000, $2.0 million, $3.9 million and $1.5 million, respectively, had been cumulatively accreted related to this put.

      Pursuant to the terms of the Securities Purchase Agreement, Crown Media International had the right to call the securities held by Chase at the then fair market value.

      Based on the put and call features, these securities have been presented outside the equity section in the consolidated balance sheets for the applicable prior periods. The put and call options expired upon the completion of the initial public offering on May 9, 2000.

9.  Related Party Transactions

Costs Incurred on Crown Media Holdings’ Behalf

      Since inception, Hallmark Entertainment has paid certain costs related to payroll and benefits, insurance, operational and financing expenditures and capital expenditures on behalf of Crown Media International. These transactions are recorded in the books and records of Crown Media International. For the years ended December 31, 1999 and 2000, approximately $0 and $3.8 million, respectively, was paid to Hallmark Entertainment. Unreimbursed costs of $9.2 million and $5.4 million are included in payable to affiliates in the accompanying consolidated balance sheets as of December 31, 1999 and 2000, respectively.

Note Receivable — Hallmark Entertainment

      During 1998, Crown Media International invested $25 million in a note receivable from Hallmark Entertainment. The interest rate on this note is 7%, and payment of the outstanding principal and interest is due on demand. For the years ended December 31, 1998 and 1999, approximately $957,000 and $691,000, respectively, of interest income was recorded related to interest earned under this note. Interest receivable of $34,000 is included in demand note and prepaids and other in the accompanying consolidated balance sheets as of December 31, 1999. This note was repaid in full in 1999.

Program License Agreement with Hallmark Entertainment Distribution

      The primary supplier of programming to Crown Media Holdings is Hallmark Entertainment Distribution. Crown Media International has a program agreement with Hallmark Entertainment Distribution through December 31, 2004, which is renewable through December 31, 2009 at Hallmark Entertainment Distribution’s option. Under the terms of the agreement, Crown Media International has the exclusive right to exhibit Hallmark Entertainment Distribution’s programming in the territories in which Crown Media International operates during three distinct 18-month time periods. Crown Media International also has the exclusive right to exhibit programming in markets where it does not currently operate, subject to any third party agreement existing at the time Crown Media International launches in those markets. In addition, under the agreement,

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hallmark Entertainment Distribution is generally obligated to sell to Crown Media International and Crown Media International is obligated to purchase all of the programming it produces during the term of the agreement.

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

      Programming costs related to the program agreement were $12.3 million, $12.3 million and $36.9 million, respectively, for the years ended December 31, 1998, 1999 and 2000, respectively. As of December 31, 1999 and 2000, $34.6 million and $109.9 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. During 2000, we did not pay Hallmark Entertainment Distribution under the terms of our agreements.

Services Agreement with Hallmark

      Hallmark, its subsidiaries and various affiliates, provide Crown Media Holdings with services that include payroll, legal, financial, tax and other general corporate services. For the years ended December 31, 1998, 1999 and 2000, Crown Media Holdings has accrued $1.0 million, $500,000 and $500,000, respectively, under the agreement. At both December 31, 1999 and 2000, unpaid accrued service fees of $3.5 million were included in payable to affiliates in the accompanying consolidated balance sheets.

Employee Health Insurance

      All risk of loss related to employee health insurance of Crown Media Holdings and Crown Media International was borne by Hallmark Entertainment or its reinsurers through June 30, 2000. Crown Media International paid Hallmark Entertainment $443,000, $1.1 million and $426,000 for the years ended December 31, 1998, 1999 and 2000, respectively, as consideration to Hallmark Entertainment for the transfer of risk related to health insurance provided to employees of Crown Media International.

Demand Note

      From November 1999 through April 2000, Crown Media Holdings entered into a series of agreements with HC Crown Corporation, an affiliate of Hallmark Cards, under which HC Crown agreed to lend Crown Media Holdings up to $40.0 million. Amounts borrowed under this agreement bear interest at 130% of the Applicable Federal Rate as set forth in the Internal Revenue Code (7.50% and 7.96% as of December 31, 1999 and 2000, respectively), with the interest compounding on an annual basis. Amounts outstanding are due on demand. As of December 31, 1999 and 2000, principal borrowings under the note were approximately $12.7 million and $36.8 million, respectively, with accrued interest of $49,000 and $749,000, respectively, both of which are included in notes and interest payable to H.C. Crown on the accompanying consolidated balance sheets.

Conversion of Debt Into Equity

      Pursuant to the Securities Purchase Agreement, in May 1998 Hallmark Entertainment Distribution (for the benefit of Hallmark Entertainment) converted $34.3 million of amounts due from Crown Media

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International related to program license fees and operating advances into equity in Crown Media International.

Class B Common Stock

      Hallmark Entertainment controls all of our outstanding shares of Class B common stock, representing approximately 90% of the voting power on all matters submitted to our stockholders. The Class B common stock has certain preferential rights with respect to the conversion and voting. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Shares of Class B common stock are generally automatically convertible into Class A common stock upon sale or other transfer by the selling stockholder. In addition, Class B common stockholders are entitled to 10 votes per share as compared to the holders of Class A common stock, who receive one vote per share of Class A common stock. With the exception of the voting and conversion rights, share of Class A common stock and shares of Class B common stock are identical.

NICC License Agreements

      On November 13, 1998, Odyssey Holdings entered into an amended and restated operating agreement (the “Company Agreement”) with its members. On November 13, 1999, Odyssey Holdings entered into a program license agreement with NICC (“NICC Program License Agreement”) under which Odyssey Holdings licenses programming from NICC for distribution within the United States. The NICC Program License Agreement terminates upon termination of the Company Agreement. NICC is obligated to furnish a minimum of 200 hours of programming each year under the program license agreement.

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

      Under the Company Agreement, the advance will be an amount equal to the sum of $5.0 million and, so long as VISN Management Corp. owns the preferred interest in Odyssey Holdings, $5.0 million multiplied by the quotient of the preferred liquidation preference (as adjusted under certain circumstances) divided by $25.0 million. The advance is increased annually based on the Consumer Price Index. NICC is required to use these payments solely for the production of programming for Odyssey Holdings.

      Odyssey Holdings also licenses programming for distribution in the United States from The Jim Henson Company under a program license agreement, dated November 13, 1998. Under the program agreement, Odyssey Holdings generally licenses made-for-television movies and miniseries owned or controlled by The Jim Henson Company, as well as all programming produced by or on behalf of The Jim Henson Company for Odyssey Holdings. The program agreement has a term of five years and is automatically renewable for an additional three-year period, subject to rate adjustments, so long as The Jim Henson Company, as applicable, or its affiliates, own 10% or more of Odyssey Holdings. In the event that The Jim Henson Company owns less than 10% of Odyssey Holdings, the remaining term of the applicable program agreement will be two years from the date its ownership reaches that level. At December 31, 2000, license fees payable to The Jim Henson Company of $10.0 million were included in license fees payable to affiliates in the accompanying balance sheet.

10.  Income Taxes

      Crown Media Holdings accounts for income taxes using the liability method. Under this method, Crown Media Holdings recognizes deferred tax assets and liabilities for future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

      Since its inception and through May 9, 2000, Crown Media Holdings and its predecessor were included in the consolidated federal income tax return of Hallmark Cards. Crown Media Holdings and its predecessor were also included in combined state income tax returns of Hallmark or Hallmark Entertainment. Crown Media Holdings and its predecessor did not have a tax sharing agreement with Hallmark or Hallmark Entertainment. Hallmark has used all federal tax losses and foreign tax credits relating to Crown Media Holdings and its predecessor. Hallmark and Hallmark Entertainment have used state tax losses relating to Crown Media Holdings and its predecessor in combined state income tax returns. Hallmark and Hallmark Entertainment will not reimburse Crown Media Holdings for the use of such tax benefits.

      Effective May 10, 2000, Crown Media Holdings is no longer included in the consolidated federal income tax return of Hallmark. Crown Media Holdings may be included in certain combined state income tax returns of Hallmark or Hallmark Entertainment. Consequently, Hallmark Entertainment and Crown Media Holdings entered into a tax sharing agreement. Under the tax sharing agreement, where Hallmark and Crown Media Holdings do file consolidated, combined or unitary tax returns, Crown Media Holdings will make tax sharing payments to (or receive payments from) Hallmark Entertainment equal to the taxes (or tax refunds) that Crown Media Holdings would have paid (or received) if it filed on a stand-alone basis. Such payments will be computed based on Crown Media Holdings’ income (loss) and other tax items beginning the day following the May 9, 2000 reorganization.

      Crown Media Holdings has not recorded a tax benefit for federal or state tax losses. Crown Media Holdings has recorded a tax provision related to foreign taxes. Crown Media Holdings has established a deferred tax asset, consisting primarily of net operating losses generated after May 9, 2000, and a deferred tax liability as required for certain timing items. Crown Media Holdings has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realizability.

      The income tax provision is comprised of the following:

	Years Ended December 31,

	1998	1999	2000

	(In thousands)

Current:

Federal	$—	$—	$—

Foreign	632	956	1,743

State and local	—	—	—

Total current	632	956	1,743

Deferred:

Federal	—	1,600	—

State and local	—	—	—

Total deferred	—	1,600	—

Total	$632	$2,556	$1,743

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,

	1998	1999	2000

	(In thousands)

Taxes computed at 35%	$(12,192)	$(18,949)	$(40,034)
Net operating losses not benefiting

Crown Media Holdings	12,192	20,549	8,441

Valuation allowance	—	—	31,593

Additional tax on foreign income	632	956	1,743

Income tax provision	$632	$2,556	$1,743

      The components of Crown Media Holdings’ deferred tax assets and liabilities are comprised of the following:

	As of December 31,

	1999	2000

	(In thousands)

Deferred tax assets:

Deferred revenue	$862	$285

Bad debt reserve	278	941

Accrued compensation	1,923	2,314

Net operating loss	—	25,463

Unconsolidated entity losses	—	2,699

Other	—	399

Valuation allowance	—	(31,593)

Total deferred tax assets	3,063	508

Deferred tax liabilities:

Depreciation	(556)	(508)

Unconsolidated entity losses	(4,015)	—

Other	(92)	—

Total deferred tax liabilities	(4,663)	(508)

Net deferred taxes	$(1,600)	$—

      As of December 31, 2000, net operating losses are approximately $63.7 million and expire in 2020.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Commitments and Contingencies

Lease Commitments

      Crown Media Holdings leases transponders, office facilities and various office equipment under operating leases that generally are not cancelable. These leases expire at various dates through January 2011, and some contain escalation clauses and renewal options.

      Rent expense under these agreements was $5.6 million, $6.7 million and $16.1 million, respectively, for the years ended December 31, 1998, 1999 and 2000. At December 31, 2000, the minimum annual rental commitments (in thousands) under the leases are as follows:

Years Ended December 31,

2001	$18,283

2002	18,369

2003	16,876

2004	15,390

2005	14,499

Thereafter	26,149

$109,566

Severance Agreement

      In January 1999, under the terms of a severance agreement with a former senior executive, Crown Media International recorded $4.0 million of expense which is reflected in selling, general and administrative expenses for the year ended December 31, 1999. In accordance with the agreement, a payment of $2.0 million was made on January 18, 2000. On May 9, 2000, in conjunction with the initial public offering and in accordance with the agreement, Crown Media Holdings recorded an additional $2.0 million of expense, which has not yet been paid. As of December 31, 1999 and 2000, $4.0 million remains accrued in deferred compensation. The agreement requires a payment of $1.0 million in both February 2001 and 2002. The terms of the agreement do not specify when the additional $2.0 million payment must be made.

12.  Share Appreciation Rights Plan and Stock Options Plan

      In March 1999, Crown Media International adopted a Share Appreciation Rights Plan (the “SAR Plan”) to provide key officers of Crown Media International incentives linked to the increase in Crown Media International’s market value. The Crown Media International SAR Plan allowed for the issuance of up to three million rights that accrete value over an initial valuation and vest over a period of thirty-six months. The maximum distributions under the Crown Media International SAR Plan were $15.0 million in aggregate and $10.0 million to any individual. As of December 31, 1999, Crown Media Holdings had issued three million rights and accrued $2.8 million in deferred compensation under the Crown Media International SAR Plan. The Crown Media International SAR Plan expired on May 10, 2000, in conjunction with the initial public offering, as the shares were converted to stock options based upon calculated pricing models. Crown Media Holdings granted one million non-qualified stock options with an exercise price of $8.33 and recognized additional compensation expense of $5.67 per option.

      In November 1998, Odyssey Holdings adopted the Odyssey Holdings, L.L.C. Share Appreciation Rights Plan (the “SAR Plan”) to provide key officers and employees with incentives linked to the increase in Odyssey Holdings’ market value. The Odyssey Holdings SAR Plan allowed for the issuance of up to five million rights that were to vest over a three to five year period. The Odyssey Holdings SAR Plan expired on August 1, 2000, as the five million SARs were converted to stock options based upon calculated pricing

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

models. Crown Media Holdings granted 1.3 million non-qualified stock options with an exercise price of $8.94 and recognized additional compensation expense of $6.93 per option.

      Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the “Plan”). Crown Media Holdings accounts for the Plan under APB 25, under which compensation cost of $4.2 million was recognized for the year ended December 31, 2000.

      Had compensation costs for these plans been determined consistent with Statement 123, Crown Media Holdings’ net loss and loss per share would have been increased to the following pro forma amounts for the year ended December 31, 2000:

Pro Forma Effects

(In thousands, except per share amounts)

Net loss before stock options expense	$(116,126)

Accretion	(1,484)

Stock options expense	(16,178)

Net loss	$(133,788)

Weighted average shares	50,786

Net loss per share	$(2.63)

      Crown Media Holdings may grant options for up to 10.0 million shares under the Plan and has granted options on 3.9 million shares through December 31, 2000. For options issued in conjunction with the initial public offering, the option exercise price equals the stock’s market price on date of grant. Options converted from the Crown Media International SAR Plan and the Odyssey Holdings SAR Plan have exercise prices of $8.33 and $8.94, respectively, which do not equal the stock’s market price on the date of grant. Crown Media Holdings has recorded expense related to the aforementioned difference. The stock options expire 10 years from the date of grant and vest over service periods that range from date of grant to four years.

      A summary of the status of the Plan at December 31, 2000 and changes during the year then ended is presented in the table and narrative below:

			Weighted
			Average
		Exercise	Exercise
		Price	Price
	Shares	Per Option	Per Option

	(In thousands)

Balance, January 1, 2000	—	—	—

Options granted	3,952	$8.33-17.00	$10.98

Options exercised	(23)	$8.33	$8.33

Options canceled	(8)	$14.00	$14.00

Balance, December 31, 2000	3,921		$10.99

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options Outstanding				Options Exercisable

Range of		Weighted Average	Weighted Average		Weighted Average
Exercise Prices		Remaining	Exercise Price		Exercise Price
Per Option	Shares Outstanding	Contractual Life	Per Option	Exercisable Shares	Per Option

	(In thousands)			(In thousands)
$8.33-8.94	2,304	9.4	$8.67	1,036	$8.57
$14.00-17.00	1,617	9.3	$14.30	23	$14.00

	3,921			1,059

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000: risk-free interest rates of 6.5% for the options with a two year vesting period, 6.38% for the options with a three year vesting period and 6.3% for the options with a four year vesting period; no expected dividend yield; expected lives of two, four and six years, respectively; and expected volatility of 38%, 34%, 33%, respectively. Expected volatility was calculated using the average volatilities of comparable public companies.

13.  Benefit Plans

      Certain Crown Media Holdings employees may participate in the Company’s 401(k) Plan (the “401(k) Plan”). Employees that qualify for participation can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.

      Crown Media Holdings may make matching contributions on behalf of all participants who make elective deferrals in an amount equal to a variable percentage of participants’ pre-tax contributions. This percentage is decided upon annually by the 401(k) Plan administration committee. Crown Media Holdings contributed $34,000, $32,000 and $54,000 for the years ended December 31, 1998, 1999 and 2000, respectively. In addition, Crown Media Holdings may make profit sharing contributions on behalf of employees, other than highly compensated employees, in an amount determined by Crown Media Holdings, to be allocated in proportion to each employee’s compensation as a percentage of total employee compensation. For the years ended December 31, 1998, 1999 and 2000, there were no profit sharing contributions.

      Odyssey Holdings employees may participate in its 401(k) Plan covering most of the employees of Odyssey Holdings. Odyssey Holdings makes contributions to the 401(k) Plan based on a percentage of employee contributions. Maximum employee and company contributions are limited by the Internal Revenue Code regulations and by the terms of the 401(k) Plan. For the year ended December 31, 2000, Odyssey Holdings contributed $658,000 to the 401(k) Plan.

14.  Operations in Different Geographic Areas

      Crown Media Holdings’ adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” in 1998. This statement requires companies to report in their financial statements certain information about operating segments, their services, the geographic areas in which they operate and their major customers.

      All of Crown Media Holdings’ material operations are part of the domestic and international pay television programming service industry and, therefore, Crown Media Holdings reports as two industry segments. Crown Media Holdings did not have operating decision authority through its minority investment in the Kermit Channel (see note 5). Consequently, selected operating and asset data of the Kermit Channel are not included in the following table.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information relating to Crown Media Holdings’ continuing operations is set forth in the following table (operating loss is defined as total revenues less cost of services; selling, general and administrative expenses; and amortization of goodwill. Home office costs are reflected in the domestic operating losses and are not allocated internationally):

	Revenue from	Revenue from
	Unrelated	Related	Operating	Identifiable
	Entities	Entities	Loss	Assets

	(In millions)

Year ended December 31, 1998:

Domestic	$—	$1.5	$(18.6)	$11.5

International	22.2	—	(12.6)	23.2

	$22.2	$1.5	$(31.2)	34.7

Assets not allocated to segments:

Cash and cash equivalents				2.9

Accounts and other receivables				5.2

Demand note				25.5

Investment in/advances to unconsolidated entity				49.4

Consolidated total assets				$117.7

Year ended December 31, 1999:

Domestic	$—	$2.5	$(30.1)	$8.2

International	29.4	—	(5.8)	24.8

	$29.4	$2.5	$(35.9)	33.0

Assets not allocated to segments:

Cash and cash equivalents				3.9

Accounts receivable				7.2

Investment in/advances to unconsolidated entities				35.9

Consolidated total assets				$80.0

Year ended December 31, 2000:

Domestic	$18.1	$2.9	$(94.3)	$159.6

International	45.8	—	(11.3)	44.2

	$63.9	$2.9	$(105.6)	203.8

Assets not allocated to segments:

Cash and cash equivalents				34.6

Accounts receivable				21.2

Subscriber acquisition fees				29.7

Investment in/advances to unconsolidated entity				0.6

Goodwill				240.1

Consolidated total assets				$530.0

      The countries in the Asia Pacific market and Latin America market have experienced illiquidity, volatile currency exchange rates and interest rates, volatile political and economic conditions, and reduced economic

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activity. Crown Media Holdings will be affected in the foreseeable future by economic conditions in these regions, although it is not possible to predict the extent of such impact.

      No customer accounted for more than 10% of Crown Media Holdings’ total revenues for the years ended December 31, 1999 and 2000.

15.  Quarterly Information (Unaudited)

      The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 1999 and 2000. The loss per share for 1999 and 2000 has been recalculated to reflect the initial public offering.

	Quarters Ended

1999	3/31	6/30	9/30	12/31	Full Year

Total revenues	$7,308	$7,354	$9,250	$7,997	$31,909

Programming costs	(6,533)	(6,439)	(5,149)	(4,662)	(22,783)

Operating costs	(4,103)	(5,117)	(5,558)	(4,018)	(18,796)

Selling, general and administrative expenses	(4,478)	(5,181)	(10,041)	(6,577)	(26,277)

Loss from operations	(7,806)	(9,383)	(11,498)	(7,260)	(35,947)

Equity in net losses of unconsolidated entities and investment expenses	(2,572)	(4,560)	(3,645)	(8,215)	(18,992)

Interest income, net	370	245	158	25	798

Income tax provision	(626)	(512)	(630)	(788)	(2,556)

Net loss	$(10,634)	$(14,210)	$(15,615)	$(16,238)	$(56,697)

Net loss per share	$(0.36)	$(0.46)	$(0.49)	$(0.53)	$(1.84)

	Quarters Ended

2000	3/31	6/30(A)	9/30	12/31	Full Year

Total revenues	$9,293	$13,512	$19,366	$24,645	$66,816

Programming costs	(4,979)	(10,020)	(14,936)	(20,305)	(50,240)

Amortization of subscriber acquisition costs	—	(597)	(1,147)	(1,470)	(3,214)

Operating costs	(5,857)	(13,240)	(15,151)	(2,982)	(37,230)

Selling, general and administrative expenses	(7,345)	(18,799)	(18,245)	(28,682)	(73,071)

Amortization of goodwill	—	(1,962)	(3,132)	(3,545)	(8,639)

Loss from operations	(8,888)	(31,106)	(33,245)	(32,339)	(105,578)

Equity in net losses of unconsolidated entities and investment expenses	(5,194)	(2,378)	(954)	(802)	(9,328)

Interest income (expense), net	(303)	18	626	182	523

Income tax provision	(2,134)	(317)	(468)	1,176	(1,743)

Net loss	$(16,519)	$(33,783)	$(34,041)	$(31,783)	$(116,126)

Net loss per share	$(0.52)	$(0.70)	$(0.57)	$(0.53)	$(2.32)

(A)	Reflects the acquisition and consolidation of Odyssey Holdings beginning May 10, 2000.

16.  Subsequent Events

      On February 12, 2001, Crown Media Holdings entered into an agreement with H.C. Crown Corporation, an affiliate of Hallmark Cards, under which H.C. Crown agreed to lend Crown Media Holdings up to

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$150.0 million. H.C. Crown’s obligation to make loans under this agreement is supported by an irrevocable letter of credit from Bank of America. The note bears an interest rate equal to the London Interbank Offered Rate published on the first day of each quarter in The Wall Street Journal, plus 1.2% to 2.2% depending on the ratio of Crown Media Holdings’ total debt to EBITDA. The interest rate increases by 0.25% if the note has not been fully repaid by September 1, 2001 and by 0.5% if the note has not been paid by December 31, 2001. Interest is payable quarterly, and the principal amount with any accrued interest is due April 1, 2002.

      On March 15, 2001, we completed the acquisition from EM.TV Merchandising AG (“EM.TV”) of its 22.5% interest in Odyssey Holdings and its 50% interest in the Kermit Channel, and we now own 100% of the members’ common interests in Odyssey Holdings and 100% of the Kermit Channel. In consideration for these ownership interests, we issued 5,377,721 shares of our Class A Common Stock to The Jim Henson Company, a wholly owned subsidiary of EM.TV. The newly issued shares to EM.TV represent after the transaction approximately 8.2% of our combined outstanding Class A and Class B Common Stock and 15.5% of our Class A Common Stock based on our outstanding shares at March 15, 2001. The Jim Henson Company became a party to the stockholders agreement among our original stockholders, but does not have the right to designate a Board member pursuant to that agreement. The stockholders agreement contains, among other things, certain restrictions on the transfer of common stock by the parties until May 9, 2002. In connection with the acquisition, we and EM.TV entered into a license agreement providing for our use of family programming of EM.TV on the Hallmark Entertainment Network or Odyssey Network.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1998, 1999, and 2000
(In thousands)

		Additions

	Balance		Charged to
	at	Charged to	Other	Write-Offs
	Beginning	Costs and	Accounts —	of Accounts	Balance at
Description	of Period	Expenses	Describe	Receivable	End of Period

Allowance for doubtful accounts

1998	$49	$38	$—	$16	$71

1999	71	672	—	48	695

2000	695	3,440	—	1,218	2,917

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title

2.1	—
   Contribution Agreement, dated as of January 27, 2000, by and among Hallmark Entertainment, Inc., Crown Media,  Inc. (now known as Crown Media International, Inc.), Liberty Media Corporation, Vision Group Incorporated, VISN Management Corp., National Interfaith Cable Coalition, Inc., Chase Equity Associates, LP (now known as J.P. Morgan Partners (BHCA), L.P.) and Crown Media Holdings, Inc. (previously filed as Exhibit 2.1 to our Registration Statement on Form S-1/ A (Amendment No.  1), Commission File No. 333-95573, and incorporated herein by reference).

2.2	—	Contribution Agreement, dated as of March 15, 2001, by and among The Jim Henson Company, Inc., Crown Media International, Inc., and Crown Media Holdings, Inc.
3.1	—
   Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/ A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	—	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/ A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
4.1	—
   Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1/ A (Amendment No.  1), Commission File No. 333-95573, and incorporated herein by reference).

10.1	—	Stockholders Agreement dated March 15, 2001.
10.2	—
   Securities Purchase Agreement, dated as of May 29, 1998, by and among Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.), Hallmark Entertainment Distribution Company, Hallmark Entertainment, Inc., and Chase Equity Associates, LP (now known as J.P. Morgan Partners (BHCA), L.P.) (previously filed as Exhibit 10.2 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.3	—
   Securities Purchase Agreement, dated as of February 18, 1999, Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.), Hallmark Entertainment Distribution Company, Hallmark Entertainment, Inc., and Chase Equity Associates, LP (now known as J.P. Morgan Partners (BHCA), L.P.) (previously filed as Exhibit  10.3 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.4	—
   Securities Purchase Agreement, dated as of June 17, 1999, by and among Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.), Hallmark Entertainment Distribution Company, Hallmark Entertainment, Inc., and Chase Equity Associates, LP (now known as J.P. Morgan Partners (BHCA), L.P.) (previously filed as Exhibit 10.4 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10.5	—
   Securities Purchase Agreement, dated as of February 15, 2000, by and among Crown Media, Inc. (now known as Crown Media International, Inc.), Hallmark Entertainment,  Inc., and Chase Equity Associates, LP (now known as J.P. Morgan Partners (BHCA), L.P.) (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.6	—
   Program License Agreement, dated as of July 1, 1999, between Hallmark Entertainment Distribution, L.L.C., successor to Hallmark Entertainment Distribution Company and Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.7	—	Amended and Restated Trademark License Agreement, dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Crown Media International, Inc.
10.8	—
   Amended and Restated Trademark License Agreement (UK), dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Hallmark Entertainment Limited (formerly known as Hallmark Entertainment Networks (UK)  Ltd.).

10.9	—	Trademark License Agreement, dated as of May 1, 2000, by and between Hallmark Licensing, Inc. and Odyssey Holdings, L.L.C.
10.10	—
   Security Agreement, dated as of August 1, 1999, by and between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and Hallmark Cards, Incorporated (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1/ A (Amendment No.  1), Commission File No. 333-95573, and incorporated herein by reference).

10.11	—
   Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.12	—
   Amended and Restated Intercompany Service Agreement, dated as of January 1, 2000, between Crown Media Holdings, Inc. and Hallmark Cards, Incorporated (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.13 *	—	Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan.
10.14	—
   Program License Agreement, dated as of November 13, 1998, between Hallmark Entertainment Distribution Co. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.15 to our Registration Statement on Form  S-1/ A (Amendment No. 1), Commission File No.  333-95573, and incorporated herein by reference).

10.15	—
   Program License Agreement, dated as of November 13, 1998, between The Jim Henson Company, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.16 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

Exhibit
Number			Exhibit Title

10.16		—
   Program License Agreement, dated as of November 13, 1998, between National Interfaith Cable Coalition, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.17 to our Registration Statement on Form  S-1/ A (Amendment No. 1), Commission File No.  333-95573, and incorporated herein by reference).

10.17		—
   Lease, dated as of June 1, 1998, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.20 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.18		—
   First Amendment to Lease, dated as of March 23, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit  10.21 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.19		—
   Second Amendment to Lease, dated as of August 17, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.22 to our Registration Statement on Form  S-1/ A (Amendment No. 1), Commission File No.  333-95573, and incorporated herein by reference).

10.20		—
   Third Amendment to Lease, dated as of September 26, 2000, by and between High Pointe 1 Development Group  L.L.C. and Crown Media International, Inc. (formerly known as Hallmark Entertainment Network, Inc.).

10.21		—	Fourth Amendment to Lease, dated as of February 6, 2001, by and between High Pointe 1 Development Group, L.L.C. and Crown Media Inc. (now known as Crown Media International, Inc.).
10.22		—
   Guaranty of Lease Obligations, dated June 1, 1998, by Hallmark Entertainment, Inc. for High Pointe I Development Group L.L.C. (previously filed as Exhibit  10.23 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.23	*	—	Employment Agreement, dated as of March 1, 2000, between Crown Media Holdings, Inc. and David Evans.
10.24	*	—	Employment Agreement, dated as of June 21, 2000, between Crown Media Holdings, Inc. and Lana Corbi.
10.25	*	—	Employment Agreement, dated as of June 15, 2000, between Crown Media Holdings, Inc. and Andre Carey.
10.26	*	—	Employment Agreement, dated as of July 5, 2000, between Crown Media Holdings, Inc. and Chris Moseley.
10.27	*	—	Employment Agreement, dated as of October 25, 2000, by and between Crown Media Holdings, Inc. and Charles Stanford.
10.28	*	—
   Separation Agreement, dated January 28, 1999, between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and George Stein (previously filed as Exhibit 10.29 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.29
— $20,000,000 Promissory Note, dated November 19, 1999, of Crown Media, Inc. (now known as Crown Media International, Inc.) to HC Crown Corporation (previously filed as Exhibit 10.30 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No.  333-95573, and incorporated herein by reference).

10.30
— $10,000,000 Promissory Note, dated February 23, 2000, of Crown Media, Inc. (now known as Crown Media International, Inc.) to HC Crown Corporation (previously filed as Exhibit 10.31 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.31
— Amendment to $10,000,000 Promissory Note, dated April  14, 2000, between Crown Media, Inc. (now known as Crown Media International, Inc.) and HC Crown Corporation (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1/ A (Amendment No. 4), Commission File No. 333-95573, and incorporated herein by reference).

10.32	— $150,000,000 Promissory Noted, dated February 12, 2001, of Crown Media Holdings to HC Crown Corporation.
10.33	— $150,000,000 Irrevocable Standby Letter of Credit, dated February 12, 2001, of Crown Media Holdings to Bank of America, N.A.
21.1	— List of our Subsidiaries.
23.1	— Consent of Arthur Andersen LLP
99	— Press Releases of Crown Media Holdings, Inc. and Odyssey Holdings, L.L.C., dated November 6, 2000, December 12, 2000, December 12, 2000, January 23, 2001, and March 15, 2001.

*	Management contract or compensating plan or arrangement.