Form 10-K405/A
period 2000-12-31
CROWN MEDIA HOLDINGS INC
filed 2001-04-30
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-30700

Crown Media Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1524410 (I.R.S. Employer Identification No.)

6430 S. Fiddlers Green Circle, Suite 500,
Greenwood Village, Colorado 80111
(Address of Principal Executive Offices and Zip Code)

(303) 220-7990
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $0.01 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of March 2, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $175,303,064. This excludes shares held by persons who may be considered affiliates.

      As of March 2, 2001, the number of shares of Class A Common Stock, $.01 par value outstanding was 29,373,157, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

      In this amendment to our Annual Report on Form 10-K, the terms “we,” “us” and “our” refer to Crown Media Holdings, Inc. (“Crown Media Holdings”) and, unless the context requires otherwise, Crown Media International, Inc. (“Crown Media International”) and Odyssey Holdings, L.L.C. (“Odyssey Holdings”), subsidiaries of Crown Media Holdings that operate our business. The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

      Crown Media Holdings hereby amends its Annual Report on Form 10-K for the year ended December 31, 2000, initially filed with the Securities and Exchange Commission on March 27, 2000, by amending Part III to include information that was previously incorporated by reference to our proxy statement for our 2001 annual meeting of stockholders. Rules promulgated under the Securities Exchange Act of 1934, as amended, require that in order to incorporate this information by reference to the proxy statement, our definitive proxy statement must be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ending December 31, 2000. Our definitive proxy statement will not be filed within that time period, although we expect to file the definitive proxy statement and to mail proxy materials to our stockholders on or about May 7, 2001. The statements made below are made as of the date of the initial filing.

      The Company will hold its annual meeting of stockholders on June 7, 2001. Proxy materials for that meeting will be mailed to stockholders on or about May 7, 2001. In accordance with the bylaws of Crown Media Holdings and applicable rules of the Securities and Exchange Commission, any proposal that satisfies the requirements of Rule 14a-8 under the Exchange Act to be submitted by a stockholder for inclusion in the proxy materials or for presentation at the annual meeting of stockholders, as well as any nomination for a person to serve as a director, must be received by May 5, 2001, at the principal executive offices of the Company at 6430 S. Fiddlers Green Circle, Suite 500, Greenwood Village, CO 80111 marked to the attention of the Company Secretary. This date is ten days after the April 25, 2001 public disclosure of the date of the Crown Media Holdings 2001 annual meeting.

PART III

ITEM 10. Directors and Executive Officers of the Company

      Biographical information about our executive officers is contained in Part I of our original filing of the Annual Report on Form 10-K for the year ended December 31, 2000. Following is information about the members of our board of directors (“Board”) and other information required by this Item.

Board of Directors

      General

      Our Board currently has 11 members. The term of the directors continues until the next annual meeting of stockholders or until their successors are duly elected and qualified.

      Pursuant to a stockholders agreement, our Board consists of 11 individuals nominated as follows: six nominated by Hallmark Entertainment, the sole holder of our Class B Common Stock; one nominated by each of Liberty Media Corporation, VISN Management Corp., a subsidiary of National Interfaith Cable Coalition, and J.P. Morgan Partners (BHCA), L.P.; and two independent directors nominated by the Board who are not officers or employees of Hallmark Entertainment, Liberty Media Corporation, the National Interfaith Cable Coalition or J.P. Morgan Partners. See “Certain Relationships and Related Transactions-Stockholders Agreement” in Item 13.

      Of the directors, Robert A. Halmi, Jr., David J. Evans, Robert J. Druten, Donald J. Hall, Jr., Irvine O. Hockaday, Jr. and John P. Mascotte have been nominated by Hallmark Entertainment; David B. Koff has been nominated by Liberty Media Corporation; Wilford V. Bane, Jr. has been nominated by VISN Management; and Arnold L. Chavkin has been nominated by J.P. Morgan Partners. Each of Liberty Media Corporation, National Interfaith Cable Coalition and J.P. Morgan Partners hold Class A Common Stock. In addition, the Board has nominated Peter A. Lund and William M. Haber as independent directors.

      We expect that all of the current directors, except Mr. Haber, will be nominees for election to the Board at our next annual meeting of stockholders. On April 2, 2001, Mr. Haber was named President and Chief Executive Officer of TRIO, an entertainment cable television program service, emphasizing the popular arts, which is part of the USA Networks, Inc. We anticipate that Mr. Haber will resign from our Board in the near future because of his position with TRIO.

      Directors

      Robert A. Halmi, Jr., age 44, has been the Chairman of the Board of Crown Media Holdings since May 2000 and prior to that had been Chairman of the board of directors of Crown Media International since April 1996. He has also been the President and Chief Executive Officer of Hallmark Entertainment since April 1994. Mr. Halmi has been an executive producer of award-winning television programming, such as Lonesome Dove, which won several Emmy Awards, a Golden Globe Award and a Peabody Award. Prior to joining Hallmark Entertainment, he was with RHI Entertainment since its inception in 1989.

      David J. Evans, age 60, has been the President and Chief Executive Officer and a director of Crown Media Holdings since May 2000. He was the President and Chief Executive Officer of Crown Media International from March 1999 to May 2000, and a director of Crown Media International from July 1999 to May 2000. Prior to that, he was the President and Chief Executive Officer of Telecommunications International, Inc. from September 1997 until February 1999. From July 1996 until August 1997, Mr. Evans was the Executive Vice President of News Corp. and also the President and Chief Executive Officer of Sky Latin America. Prior to that, he was the President and Chief Operating Officer for Fox Television from August 1994 until June 1996.

      Wilford V. Bane, Jr., age 63, has been a director of Crown Media Holdings since May 2000. He was the Associate General Secretary of United Methodist Communications, the communications agency for the United Methodist Church, from October 1990 to February 2001. Mr. Bane also serves as chair of VISN Management, a subsidiary of National Interfaith Cable Coalition. He helped found and launch the Vision Interfaith Satellite Network, the predecessor of Odyssey Network, and served as the interim Chief Executive Officer for its first two years.

      Arnold L. Chavkin, age 49, has been a director of Crown Media Holdings since May 2000. From 1998 until May 2000, Mr. Chavkin was a director of Crown Media International. From April 1991 to January 2001, he was a general partner, and since January 2001 has been a limited partner, of JPMP Master Fund Manager, L.P. (formerly Chase Capital Partners), the general partner of JP Morgan Partners, a general partnership that invests in private equity opportunities with a significant concentration on the media and telecommunications industries. Prior to 1991, Mr. Chavkin was a member of Chemical Bank’s merchant banking group and a generalist in its corporate finance group. He is a member of the board of directors of American Tower Corporation, Encore Acquisition Partners, Inc., R&B Falcon Corporation, SMG, Inc., TeleCorp PCS, Inc., Triton PCS, Inc., U.S. Silica Company, Carrizo Oil & Gas, Inc. and Wireless One, Inc.

      Robert J. Druten, age 53, has been a director of Crown Media Holdings since May 2000 and was a director of Crown Media International from April 1996 to May 2000. He has also been the Vice President and Chief Financial Officer of Hallmark Cards since November 1994. Mr. Druten is the Trustee of Entertainment Properties Trust. He is also a member of the board of directors of Hallmark Entertainment and Hallmark Cards Holdings Limited.

      William M. Haber, age 59, has been a director of Crown Media Holdings since May 2000. He has been the President of OSTAR Enterprises, Inc., a theatrical holding company, since 1995. Mr. Haber co-founded the Creative Artist Agency in 1975. He is a member of the board of directors of Jim Henson Productions, Inc.

      Donald J. Hall, Jr., age 45, has been a director of Crown Media Holdings since May 2000 and the Vice President, Strategy and Development, of Hallmark Cards since September 1999. He has also been the Vice Chairman of the board of directors of Hallmark Cards since 1996. Mr. Hall has served in a variety of positions for Hallmark Cards since 1971. Mr. Hall was the Vice President, Product Development, of Hallmark Cards from September 1997 until September 1999. Prior to that, he was the Vice President, Creative, from March 1995 until September 1997. Mr. Hall is a member of the board of directors of Hallmark Entertainment and Business Men’s Assurance Company of America.

      Irvine O. Hockaday, Jr., age 64, has been a director of Crown Media Holdings since May 2000 and was a director of Crown Media International from April 1996 until May 2000. He has also been the President and Chief Executive Officer of Hallmark Cards since January 1986. Prior to joining Hallmark Cards in 1983, Mr. Hockaday served as President and Chief Executive Officer of Kansas City Southern Industries, Inc. from 1971 until 1983. He is a member of the board of directors of Hallmark Cards, Ford Motor Company, Dow Jones & Company, Inc., Sprint Corporation and UtiliCorp United, Inc. Mr. Hockaday is a trustee of the Hall Family Foundations, the Aspen Institute and Princeton University.

      David B. Koff, age 42, has been a director of Crown Media Holdings since May 2000. He has also been a Senior Vice President of Liberty Media Corporation since February 1998. Prior to that, Mr. Koff was the Vice President, Corporate Development, of Liberty Media Corporation from August 1994 until February 1998. He also served as the interim President and Chief Executive Officer of Liberty Digital, Inc. from May 1997 until January 1998. Mr. Koff has served as a member of the board of directors of Liberty Digital since May 1997.

      Peter A. Lund, age 60, has been a director of Crown Media Holdings since May 2000 and has been a private investor and a media consultant since June 1997. He has been a director of Hughes Electronic Corporation since April 2000 and since October 1999, he has been serving as the Chief Executive Officer and as a director of Dreamlife, Inc. He was the President and Chief Executive Officer of CBS, Inc. from October 1995 until June 1997. Prior to that, Mr. Lund served in a variety of positions with CBS since 1977. He is also a trustee of the University of St. Thomas in St. Paul, Minnesota.

      John P. Mascotte, age 61, has been a director of Crown Media Holdings since May 2000 and the President and Chief Executive Officer of Blue Cross and Blue Shield of Kansas City, Inc. since July 1997. Prior to that, he was the Chairman of Johnson & Higgins of Missouri, Inc., a privately held insurance services and employee benefits consulting firm, from January 1996 until June 1997. Mr. Mascotte also served as a consultant to CNA Insurance from May 1995 until December 1995. From 1983 until May 1995, he was the Chairman and Chief Executive Officer of Continental Corporation, an insurance holding company. Mr. Mascotte is a member of the board of directors of American Home Products Corporation, Hallmark Cards, Hallmark Entertainment, Blue Cross and Blue Shield of Kansas City, Inc., Blue Cross and Blue Shield Association and Business Men’s Assurance Company of America.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2000 were timely filed.

ITEM 11. Executive Compensation

Compensation of Directors and Executive Officers

      Summary Compensation Table

      The following table summarizes the compensation paid by us, and any of our subsidiaries, for services performed for us, to our Chief Executive Officer and our four other most highly compensated executive officers serving at the end of 2000 (collectively, the “Named Executives”).

				Long-Term
				Compensation
				Awards
		Annual Compensation		Securities
				Underlying	All Other
Name and Principal		Salary	Bonus	Options/SARs	Compensation
Position	Year	($)	($)(1)	(#)(2)	(3)

David J. Evans	2000	$675,000	$337,500	927,641	$37,825

President and CEO	1999	571,153	281,250	2,000,000	33,637

William J. Aliber(4)	2000	149,999	100,000	100,000	—

Executive VP, Chief	1999	—	—	—	—

Financial Officer

Lana E. Corbi(5)	2000	525,000	105,000	100,000	100,090

Executive VP and	1999	285,384	60,000	—	—

Chief Operating Officer

Chris R. Moseley(4)	2000	225,398	100,000	100,000	100,138

Executive VP—	1999	—	—	—	—

Worldwide Marketing

Charles L. Stanford(4)	2000	259,230	60,000	50,000

Senior VP Legal and	1999	33,653	30,000	—	207

Business Affairs and General Counsel

(1)	Represents performance bonus under the terms of employment agreements with the Company. See “Executive Employment Arrangements.”

(2)	Options awarded under the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan. See “—Stock Options Awarded by Crown Media Holdings during 2000.” Includes, in the case of Mr. Evans, options to purchase 690,141 shares of our Class A Common Stock issued as a result of the conversion of SARs previously granted to him under our previous share appreciation rights plan. Includes, in the case of Ms. Corbi, options to purchase 62,047 shares of our Class A Common Stock issued as a result of the conversion of SARs previously granted to Ms. Corbi under the share appreciation rights plan of Odyssey Holdings.

(3)	Represents signing bonus in the case of Ms. Corbi and Ms. Moseley, payment of 401(k) matching contributions in the case of Mr. Evans, and payment of life insurance premiums with respect to term life insurance for the benefit of Mr. Evans, Ms. Corbi, Ms. Moseley and Mr. Stanford.

(4)	Mr. Aliber commenced his employment with us on July 1, 2000. Ms. Moseley commenced her employment with us on July 16, 2000. Mr. Stanford commenced his employment with us on November 15, 1999.

(5)	Ms. Corbi commenced her employment with us on July 5, 2000, but prior to that was employed by our subsidiary, Odyssey Holdings; therefore, the amounts disclosed include compensation paid to Ms. Corbi by both Crown Media Holdings and Odyssey Holdings during the fiscal year 2000.

      Stock Options Awarded by Crown Media Holdings During 2000

      The following table lists stock options granted during 2000 under our Amended and Restated 2000 Long Term Incentive Plan to the Named Executives. A number of the options shown for Mr. Evans represent options awarded upon conversion of share appreciation rights (SARs) previously granted under our previous share appreciation rights plan. The number of options granted to Mr. Evans were calculated as that number of shares of Class A Common Stock equal to the product of (1) the percentage of total SARs held, times (2) the product of (A) 3% times (B) the number of shares of common stock held by Hallmark Entertainment and J.P. Morgan Partners, in each case, immediately after completion of the IPO. These options have an exercise price of $8.33 per share, have the same vesting schedule as the original SARs, and expire April, 2010. Other than exercise price, vesting provisions and expiration date, these options have generally the same terms as all other stock options awarded under the Plan. The SAR conversion was effective upon closing of the IPO and no further grants have been, or will be made under the share appreciation rights plan.

      In addition, SARs held by certain employees of Odyssey Holdings were converted to Crown Media Holdings stock options to purchase a total of 1.3 million shares of Class A Common Stock on August 1, 2000. See “Proposal 4—Ratification of Amendment to the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan.” Of the number of options granted to Ms. Corbi, 62,047 represent Odyssey SARs converted to Crown Media Holdings stock options, the number of which were calculated as the number of shares of Class A Common Stock equal to the aggregate appreciation in value of the Odyssey SARs from the date of grant to the conversion date ($8.6 million) divided by the closing sale price of the shares of Class A Common Stock on the date of conversion ($15.88 per share). These options have an exercise price of $8.94 per share, vest in three equal installments, the first on the date of grant and the remaining two on each of January 1, 2001 and 2002.

      In August 2000, the Board altered the vesting schedule of certain options granted in 2000 from equal annual installments over five years to equal annual installments over four years. Options granted to Messrs. Evans, Aliber and Stanford on April 10, 2000 to purchase 237,500, 100,000 and 50,000 shares, respectively, were subject to the changed vesting schedule.

      All other options awarded under the Plan vest ratably on each of the first four anniversaries after the grant date (except options granted to non-employee directors, which vest 50% on the date of grant and 50% on the director’s re-election to the Board). The exercise price of the options is determined by our Compensation Committee in accordance with the Plan, which provides that the exercise price for incentive stock options is the fair market value of the Class A Common Stock on the date of grant. The term of any options granted may not exceed 10 years.

      Option Grants in Last Fiscal Year

	Individual Grants

		Percent
		of Total
	Number of	Options				Potential Realizable
	Securities	Granted to	Exercise			Value at Assumed Annual
	Underlying	Employees	or Base	Market		Rates of Stock Price
	Options	in Fiscal	Price	Price	Expiration	Appreciation for Option Term

Name	Granted (#)	Year	($/Sh)	($)	Date	0% ($)	5%($)	10%($)

David J. Evans	690,141	17.5%	$8.33	$14.00	04/10/10	5,748,875	9,364,311	14,911,100

	237,500	6.0%	14.00		04/10/10		5,416,075	8,624,194

William J. Aliber	100,000	2.5%	14.00		04/10/10		2,280,452	3,631,239

Lana E. Corbi	62,047	1.6%	8.94	15.875	08/01/10	554,700	903,548	1,438,749

	37,953	1.0%	15.25		07/05/10		942,777	1,501,215

Chris R. Moseley	100,000	2.5%	15.125		07/16/10		2,463,703	3,923,035

Charles L. Stanford	50,000	1.3%	14.00		04/04/10		1,140,226	1,815,620

(1)	The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Class A Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the options following termination of employment, nontransferability or vesting over periods. The use of the assumed 0%, 5% and 10% returns is established by the Securities and Exchange Commission and is not intended to forecast possible appreciation of the price of the Class A Common Stock.

      Option Exercises and Option Values in 2000

      None of the Named Executives exercised options in 2000. The table below shows the number and value of their exercisable and unexercisable options as of December 31, 2000.

	Number of Securities	Value of Unexercised
	Underlying Unexercised	In-The-Money Options
	Options At Fiscal Year-End	At Fiscal Year-End
	(#)	($)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable

David J. Evans	440,922/486,719	$5,283,568/4,485,728

William J. Aliber	0/100,000	$000,000/631,300

Lana E. Corbi	20,682/79,318	$235,216/453,293

Chris R. Moseley	0/100,000	$000,000/631,300

Charles L. Stanford	0/50,000	$000,000/315,650

      The in-the-money value of unexercised options is equal to the excess of the closing price per share of our Class A Common Stock on the Nasdaq National Market on December 29, 2000 ($20.313), the last trading day in fiscal year 2000, over the per share exercise price, multiplied by the number of unexercised options.

Director Compensation

      We do not compensate directors who are employees of Hallmark Cards or its subsidiaries for services as members of our Board or any of its committees. For all directors who are not employees of Hallmark Cards or its subsidiaries, we provide a $28,000 annual retainer and an additional $1,000 per meeting fee for each extraordinary meeting or meeting in excess of the number of regularly scheduled meetings. All directors receive reimbursement of expenses incurred in connection with participation in Board meetings.

      Our non-employee directors are eligible for stock option grants under our Amended and Restated 2000 Long Term Incentive Plan. In May 2000, Messrs. Bane, Chavkin, Haber, Koff, Lund and Mascotte each received options to purchase 7,800 shares of Class A Common Stock at an exercise price of $14.00 per share. These options vest 50% on the date of grant and 50% upon re-election to the Board. After each annual meeting of stockholders, each continuing non-employee director will be granted options for a number of shares of Class A Common Stock with a fair market value of $40,000, with an exercise price equal to the fair market value of the Class A Common Stock on the date of grant.

Executive Employment Arrangements

      Employment Agreement with David J. Evans

      On March 1, 1999, Hallmark Entertainment Networks, Inc. (now known as Crown Media International) entered into an employment agreement with Mr. Evans that provides for his employment as its President and Chief Executive Officer. The term of this agreement is three years, but it may be extended by mutual consent. The agreement provides for an annual base salary of $675,000. Additionally, Mr. Evans is entitled to receive a performance bonus based on the growth in Crown Media International’s net revenues from its fully or partially owned channels, for each twelve-month period beginning on March 1, 1999. If this net revenue growth during a twelve-month period is 20% or more, the performance bonus may be up to 50% of Mr. Evans’ annual base salary. The bonus is paid on a pro-rated basis if net revenue growth is under 20%, and Mr. Evans not entitled to receive a performance bonus if there is no net revenue growth. Under the agreement, we may also pay Mr. Evans an additional bonus if we determine appropriate.

      The agreement provides that if Mr. Evans’ employment is terminated other than for cause or disability, or if Mr. Evans resigns for good reason, then he will be entitled to a discounted lump sum cash payment equal to the amount of the base salary due through the end of the term of the agreement and, except for any annual bonus that is due to Mr. Evans under the agreement, we will have no further obligations under the agreement. However, if we terminate Mr. Evans’ employment other than for cause within the 180-day period before the end of the term of the agreement, the discounted lump sum payment will be equal to the amount of the base salary for 180 days following the date of the termination.

      Under the employment agreement, Mr. Evans cannot compete with Crown Media International, or solicit its employees, during the term of his employment. Additionally, for the one-year period following his termination of employment for any reason, Mr. Evans may not solicit any person who is working for Crown Media International as an officer, policymaker or in high-level creative development or distribution.

      Employment Agreement with Lana E. Corbi

      On June 21, 2000, Crown Media Holdings entered into an employment agreement with Lana Corbi that provides for her employment as Chief Operating Officer. The term of this agreement is three years, but may be extended by mutual consent. The agreement provides for an annual base salary of $525,000 during the first year of the agreement and $550,000 during the second and third year of the agreement. Ms. Corbi is entitled to receive within 30 days of the end of each calendar year during the agreement a performance bonus of no less than 20% of her then annual salary. In addition, Ms. Corbi received a one time signing bonus of $100,000.

      The employment agreement provides that if Ms. Corbi’s employment is terminated other than for cause or disability, then she will be entitled to the remaining amounts payable under the agreement for the balance of the term of the agreement. In addition, Ms. Corbi has no obligation to mitigate against the amounts paid by us pursuant to such a termination.

      Under the employment agreement, Ms. Corbi cannot compete with Crown Media Holdings, or solicit its employees, during the term of her employment. Additionally, for the one-year period following termination of employment for any reason, Ms. Corbi may not solicit any person who is working for Crown Media Holdings as an officer, policymaker or in high-level creative development or distribution.

      Employment Agreement with Chris Moseley

      On July 5, 2000, Crown Media Holdings entered into an employment agreement with Chris R. Moseley that provides for her employment as Executive Vice President — Worldwide Marketing. The term of this agreement is three years, but may be extended by mutual consent. The agreement provides for an annual base salary of $500,000, $550,000 and $600,000, respectively, during each successive year during the term of the agreement. Ms. Moseley is entitled to receive within 30 days after the end of each calendar year during the agreement a performance bonus of no less than 20% and no more than 50% of her then annual salary. In addition, Ms. Moseley received a one time signing bonus under the agreement of $100,000.

      The employment agreement provides that if Ms. Moseley’s employment is terminated other than for cause or disability, then she will be entitled, in a lump sum, to the remaining salary and minimum bonus amounts payable for the balance of the term of the agreement, discounted at prime rates to present value at the time of payment. In addition, Ms. Moseley is under no obligation to mitigate against any such amounts paid.

      Ms. Moseley’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Ms. Corbi’s employment agreement and which are described above.

      Employment Agreement with Charles L. Stanford

      On October 25, 2000, Crown Media Holdings entered into an employment agreement with Charles L. Stanford that provides for his employment as Senior Vice President, Business Affairs and General Counsel. The term of this agreement is three years, but may be extended by mutual consent. The agreement provides for an annual base salary of $300,000, $330,000 and $350,000, respectively, during each successive year during the term of the agreement. Mr. Stanford is entitled to receive a bonus within 30 days after the end of each calendar year of no less than 20% of the total salary paid to him during such year.

      The employment agreement provides that if Mr. Stanford’s employment is terminated other than for cause or disability, then he will be entitled to receive the remaining salary due under the agreement for the balance of the term of the agreement.

      Mr. Stanford’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Ms. Corbi’s employment agreement and which are described above.

Compensation Committee Interlocks and Insider Participation

      During fiscal year 2000, the functions of the Compensation Committee were performed by our Board. David J. Evans, one of our directors, is also our President and Chief Executive Officer, and participated in deliberations of our Board concerning executive officer compensation.

      None of our executive officers serve as a member of a compensation committee or other board committee performing similar functions of any other entity.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of March 31, 2001, with respect to beneficial ownership of our Class A Common Stock and Class B Common Stock, by each of the Named Executives, each director, each holder of more than 5% of either Class A or Class B common stock, and all current directors and executive officers as a group.

      Except as indicated in the footnotes to this table, the persons named each have sole voting and investment power over the shares shown as owned by them, unless otherwise noted. The percentage of beneficial ownership is based on 34,751,878 shares of our Class A Common Stock and 30,670,422 shares of Class B Common Stock outstanding as of March 31, 2001.

Amount and Nature of Beneficial Ownership (1)

Name and Address	Class A			Class B				% Total
Of Beneficial Owner	Common	Percent		Common		Percent		Voting
5% Stockholders:	Stock	of Class		Stock		of Class		Power

Hallmark Entertainment, Inc.(2)	(2)	(2)		30,670,422		100.0%		89.8%
1325 Avenue of the Americas New York, NY 10019

Hallmark Cards, Incorporated(2)(3)	160,400	(2	)(3)	(2	)(3)	(2	)(3)	(2	)(3)
2501 McGee Street Kansas City, MO 64108

Liberty Media Corporation(4)	9,504,930	27.4%		—		—		2.8%
9197 South Peoria Street Englewood, CO 80112

National Interfaith Cable Coalition, Inc.(5)	6,338,028	18.2%		—		—		1.9%
810 12th Avenue South Nashville, TN 37203

J.P. Morgan Partners	3,840,520	11.1%		—		—		1.1%
(BHCA), L.P.(6) 390 Madison Avenue New York, NY 10017

The Jim Henson Company, Inc.(7)	5,377,721	15.5%		—		—		1.6%
1416 North La Brea Avenue Hollywood, CA 90028

Directors and Officers:
Robert A. Halmi, Jr.	175,000	*		—		—		*
Arnold L. Chavkin(6)	3,840,520	11.0%		—		—		1.1%
Wilford V. Bane, Jr.(8)	3,900	*		—		—		*
Robert J. Druten	9,500	*		—		—		*
William M. Haber(8)	3,900	*		—		—		*
Donald J. Hall, Jr.(3)	2,500	*		—		—		*
Irvine O. Hockaday, Jr.	20,000	*		—		—		*
David B. Koff(8)	3,900	*		—		—		*
Peter A. Lund(8)	3,900	*		—		—		*
John P. Mascotte(9)	13,900	*		—		—		*
David J. Evans(10)	498,434	1.4%		—		—		*
William J. Aliber(11)	28,500	*		—		—		*
Lana E. Corbi(12)	41,364	*		—		—		*
Chris R. Moseley	—	—		—		—		—
Charles L. Stanford(13)	12,750	*		—		—		*
All directors and executive officers as a group (15 persons)(6)(14)	4,658,068	13.2%		—		—		1.4%

*	The percentage of shares or voting power beneficially owned does not exceed 1% of the class.

(1)	Pursuant to Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship, or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which the person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of common stock owned as of March 31, 2001 by the person indicated and shares underlying options owned by such person on March 31, 2001 that were exercisable within 60 days of that date.

(2)	Based on a Schedule 13D filed on May 19, 2000 jointly by Hallmark Cards, Inc. and Hallmark Entertainment, Inc. (the “Hallmark 13D”), who share voting and dispositive power with respect to 30,670,422 shares of Class B Common Stock, which are convertible at the option of the holder into an equivalent number of shares of Class A Common Stock. Does not include, under the column headed “Class A Common Stock”, the number of shares of Class A Common Stock that Hallmark Entertainment would hold if it converted all of its shares of Class B Common Stock into shares of Class A Common Stock, which, if so converted, would equal 46.9% of the total outstanding Class A Common Stock.

(3)	Based on the Hallmark 13D, Hallmark Cards has sole voting and dispositive power with respect to the 160,400 shares of Class A Common Stock. Excludes the 30,670,422 shares of Class B Common Stock over which Hallmark Entertainment and Hallmark Cards share voting and dispositive power and the equivalent number of shares of Class A Common Stock into which the shares of Class B Common Stock are convertible at the option of the holder. Donald J. Hall, Jr., may also be deemed to be a beneficial owner of the share ownership disclosed by Hallmark Entertainment and Hallmark Cards, as Mr. Hall is a co-trustee of a voting trust which controls all of the voting securities of Hallmark Cards.

(4)	Based on a Schedule 13D filed on May 19, 2000 by Liberty Media Corporation.

(5)	Based on a Schedule 13D filed on May 19, 2000 jointly by National Interfaith Cable Coalition, Inc. and VISN Management Corp., and who hold shared voting and dispositive power with respect to the reported shares.

(6)	Based on a Schedule 13G filed on February 20,2001 by J.P. Morgan Partners (BHCA), L.P. (incorrectly described therein as J.P. Morgan Partners (SBIC), LLC). Includes 3,900 shares of Class A Common Stock underlying options that are held by Arnold L. Chavkin, a limited partner of JPMP Master Fund Manager, L.P., the general partner of J.P. Morgan Partners, and which are vested or will vest within 60 days. Mr. Chavkin shares investment and voting power with J.P. Morgan Partners with respect to the 3,836,620 shares, but disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. With respect to the options to acquire shares of our Class A Common Stock, Mr. Chavkin is contractually obligated to exercise such options at the request of, and to transfer shares issued upon exercise to, J.P. Morgan Partners.

(7)	Based on a Schedule 13D filed on March 26, 2001 jointly by The Jim Henson Company, Inc. and EM.TV & Merchandising AG, who hold shared voting and dispositive power with respect to the reported shares.

(8)	Consists of 3,900 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

(9)	Includes 3,900 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

(10)	Consists of 498,434 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

(11)	Includes 25,000 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

(12)	Consists of 41,364 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

(13)	Includes 12,500 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

(14)	Includes 600,698 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

By: /s/ William J. Aliber

William J. Aliber Executive Vice President and Chief Financial Officer

April 30, 2001