Form 10-Q
period 2001-03-31
CROWN MEDIA HOLDINGS INC
filed 2001-05-07
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

if Changed Since Last Report.)

     As of April 27, 2001, the number of shares of Class A Common Stock, $.01 par value outstanding was 34,754,127, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
Introductory Comments
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Management’s Discussion and Analysis of Pro Forma Results of Operations
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II: OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.1-Amended/Restated Trademark License Agrmt
EX-10.2-Agreement dated as of 2/22/01
Program License Agreement
License Agreement
EX-99-Press Releases dated 3/28, 4/12 & 5/1/01

i

      The discussion set forth in this Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings, Inc.’s (“Crown Media Holdings”) management, as of the date of this Form 10-Q, including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed in Item 2 “Risk Factors” of this Form 10-Q. Crown Media Holdings will not update any forward-looking statements in this Form 10-Q to reflect future events or developments.

      In this Form 10-Q, the terms “we,” “us” and “our” refer to Crown Media Holdings, and, unless the context requires otherwise, Crown Media International, Inc. (“Crown Media International”), Odyssey Holdings, L.L.C. (“Odyssey Holdings”), and H&H Programming — Asia, L.L.C. (“H&H Programming — Asia” or “The Kermit Channel”), subsidiaries of Crown Media Holdings that operate our businesses. The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

      The Consolidated Financial Statements of Crown Media Holdings included herein have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the years ended December 31, 1999 and 2000, included in our Annual Report on Form 10-K. Additionally, the Consolidated Financial Statements should be read in conjunction with Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

      The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year 2001.

      The following unaudited pro forma consolidated statements of operations for the quarters ended March 31, 2000 and 2001, have been derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This pro forma financial information is qualified in its entirety by reference to, and should be read in conjunction with, our unaudited financial statements contained in this Form 10-Q and related notes thereto for the three months ended March 31, 2000 and 2001, as well as our historical consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

      The consolidated financial statements of Crown Media Holdings include the assets, liabilities and results of Crown Media International for all periods presented. Crown Media Holdings considers Crown Media International as a predecessor corporation for financial reporting purposes. The historical consolidated financial statements of Crown Media Holdings also include the results of operations for (i) 22.5% common interests in Odyssey Holdings owned by Crown Media Holdings for the entire year ended December 31, 2000, (ii) 55% common interests in Odyssey Holdings since May 9, 2000, when we completed our initial public offering and acquired those additional interests, (iii) the remaining 22.5% common interests in Odyssey Holdings since March 15, 2001, when we acquired those remaining common interests, and (iv) the 100% interest in H&H Programming — Asia, since March 15, 2001 when we acquired the remaining 50% interest in that entity not previously owned by us.

      The pro forma financial information stated below presents a summary of condensed consolidated results of operations of Crown Media Holdings, Crown Media International, Odyssey Holdings and H&H Programming — Asia, as if each of these acquisitions listed above had occurred on January 1 of the periods presented, along with certain pro forma adjustments to give effect to the amortization of goodwill and other intangibles and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations had the transactions been effected on the assumed dates.

      The following summary of Crown Media Holdings’ unaudited Pro Forma Condensed Consolidated Statements of Operations and related Management’s Discussion and Analysis of Pro Forma Results of Operations have been included to provide a comparative basis for users of Crown Media Holdings’ financial information.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2000	2001

	(Unaudited)

Revenues:

Subscriber fees	$11,071	$16,006

Advertising	1,716	6,069

Advertising by Hallmark Cards	563	1,093

Other	311	22

Total revenues	13,661	23,190

Cost of Services:

Programming costs:

Affiliates	9,669	15,267

Non-affiliates	3,528	5,643

Operating costs	10,738	14,624

Total cost of services	23,935	35,534

Selling, general and administrative expenses	14,714	18,198

Marketing expenses	3,448	10,642

Amortization of goodwill and other intangibles	5,425	5,425

Loss from operations	(33,861)	(46,609)

Interest expense, net	(103)	(871)

Net loss before income taxes	(33,964)	(47,480)

Income tax provision	(234)	(385)

Net loss	$(34,198)	$(47,865)

Weighted average number of Class A and Class B shares outstanding	65,377	65,415

Net loss per share	$(0.52)	$(0.73)

Management’s Discussion and Analysis of Pro Forma Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Revenues. Total revenues for the three months ended March 31, 2001, increased by $9.5 million, which represents an increase of 69.8% over the comparable period in 2000. Subscriber fees revenue increased by $4.9 million for the three months ended March 31, 2001, which represents an increase of 44.6% over the comparable period in 2000. The increased subscriber fees revenue resulted from new market launches and expanded distribution in existing markets. The number of subscribers to the Hallmark Channel, operated by

Crown Media International, and the Odyssey Network, operated by Odyssey Holdings, as of March 31, 2001, increased by 37.4% to 67.6 million, compared to 49.2 million as of March 31, 2000. As international subscriber fees continue to experience downward pressure (for the reasons described below) and our subscriber base expands, we continue to focus on increasing advertising revenues. Advertising revenues increased by $4.9 million for the three months ended March 31, 2001, which represents an increase of 214.3% over the comparable period in 2000. The increase in advertising revenues reflects our growing subscriber base, expanding sales of advertising time primarily in the United States, the United Kingdom and Latin America and higher advertising rates.

      Consolidated subscriber fees revenue increased at a greater rate than subscribers primarily as the result of the addition of certain domestic long-term distribution agreements. However, subscribers of the Hallmark Channel increased at a higher rate than subscriber fees revenue primarily because a number of new subscribers were added during promotional periods in which fees were temporarily reduced or waived. During the first quarter of 2001, distribution of the Hallmark Channel was expanded in Taiwan to approximately 4.0 million subscribers and launched in South Korea to approximately 1.2 million subscribers. Sixty-three percent of total revenues for the three months ended March 31, 2001, and 68.3% of total revenues for the three months ended March 31, 2000, were earned internationally. Subscribers of the Odyssey Network increased from 26.7 million as of March 31, 2000, to 29.0 million as of March 31, 2001, due to the renegotiation of agreements with six of the top nine leading pay television distributors subsequent to first quarter 2000. Additionally, rates negotiated for domestic subscriber fees and advertising revenues increased as we continue to sign new distribution agreements. International fees per subscriber are expected to experience downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, and the shift in the industry from subscriber fees revenue to advertising revenue.

      Cost of services. Cost of services for the three months ended March 31, 2001, increased by $11.6 million, which represents an increase of 48.5% over the comparable period in 2000. Cost of services as a percent of total revenue decreased to 153.2% for the three months ended March 31, 2001, as compared to 175.2% for the three months ended 2000. This decrease was due primarily to the 69.8% increase in total revenues noted above. Programming costs rose 58.4% as we invested in additional and higher quality programming, including the greater use of Hallmark Entertainment titles necessary to fulfill our programming strategy. Also, we continue to amortize licensing fees for the domestic rights which we acquired in 2000 from a third-party supplier to the series Dr. Quinn, Medicine Woman. Additionally, operating costs rose as we expanded existing markets, such as Taiwan, and launched the Hallmark Channel in South Korea during the first quarter of 2001. Total cost of services increased reflecting the increased infrastructure, certain key senior management additions, and costs associated with supporting new markets.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2001, increased by $3.5 million, which represents an increase of 23.7% over the comparable period in 2000. This increase primarily reflects increased costs associated with supporting expanded distribution in existing markets, supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels. Selling, general and administrative expenses as a percent of total revenue decreased to 78.5% for the three months ended March 31, 2001, as compared to 107.7% for the three months ended March 31, 2000. This decrease is due to the 69.8% increase in total revenues noted above and decreases in travel and entertainment and consulting costs.

      Marketing expenses. Marketing expenses for the three months ended March 31, 2001, increased by $7.2 million, which represents an increase of 208.6% over the comparable period in 2000. Marketing expenses increased in the first quarter of 2001 due to aggressive marketing campaigns for the Odyssey Network and the introduction of our new brand package, which includes branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand began a worldwide rollout on November 1, 2000. Additionally, several original movies were aired during first quarter 2001, which were supported by aggressive marketing campaigns to drive consumer awareness. In March 2001, we entered into an agreement with Hallmark Licensing, Inc. which allows us to re-launch the Odyssey Network as the Hallmark Channel. This change will be effective August 6, 2001, and will be backed by a multi-million dollar promotion and advertising campaign which will result in continuing, substantial marketing expenses.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for each of three months ended March 31, 2001 and 2000, was $5.4 million. In conjunction with the acquisition of Odyssey Holdings on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which is being amortized over 20 years. In conjunction with the acquisition of EM.TV & Merchandising AG’s (“EM.TV”) 50% interest in The Kermit Channel and 22.5% common interests in Odyssey Holdings on March 15, 2001, we recorded goodwill and other intangibles in the amount of $91.7 million, which are being amortized over 10 years.

      Loss from operations. Loss from operations for the three months ended March 31, 2001, increased by $12.7 million, which represents an increase of 37.6% over the comparable period in 2000. This increase in loss from operations for the three months ended March 31, 2001, was attributable to a combination of the factors discussed above.

      Interest expense, net. Net interest expense increased by $768,000 over the comparable period in 2000. This increase was primarily due to increased borrowings to fund operations.

      Income tax provision. Income tax provision for the three months ended March 31, 2001, increased by $151,000, which represents an increase of 64.5% over the comparable period in 2000. This increase was due to the tax on the foreign-based income resulting from increased international subscriber fees revenue discussed above.

      Net loss. Net loss for the three months ended March 31, 2001, increased by $13.7 million, which represents an increase of 40.0% over the comparable period in 2000. This increase in net loss for the three months ended March 31, 2001, was attributable to a combination of the factors discussed above.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of	As of
	December 31,	March 31,
	2000	2001

		(Unaudited)
ASSETS

Cash and cash equivalents	$34,274	$11,585

Accounts receivable, less allowance for doubtful accounts of $2,917 and $3,655, respectively	18,159	23,758

Program license fees — affiliates, net of accumulated amortization	25,130	28,692

Program license fees — non-affiliates, net of accumulated amortization	19,885	18,233

Subtitling and dubbing, net of accumulated amortization	1,525	1,810

Prepaids and other assets	3,181	4,580

Total current assets	102,154	88,658

Restricted cash	340	340

Accounts receivable, net of current portion	3,074	3,939

Program license fees — affiliates, net of current portion	86,640	85,146

Program license fees — non-affiliates, net of current portion	28,750	29,384

Subtitling and dubbing, net of current portion	4,227	4,434

Subscriber acquisition fees, net of accumulated amortization	29,670	28,891

Property and equipment, net of accumulated depreciation	31,067	44,664

Investment in/advances to unconsolidated entity	611	—

Goodwill and other intangibles, net of accumulated amortization	240,141	328,332

Prepaids and other assets, net of current portion	3,404	3,185

Total assets	$530,078	$616,973

LIABILITIES

Accounts payable and accrued liabilities	$22,027	$26,218

Subscriber acquisition fees payable	27,770	28,620

License fees payable to affiliates	92,589	105,802

License fees payable to non-affiliates	16,851	17,971

Payable to affiliates	7,023	2,998

Note and interest payable to non-affiliate	—	2,817

Notes and interest payable to HC Crown	37,549	37,501

Capital lease obligation	—	2,300

Deferred compensation	4,000	1,000

Deferred programming revenue	713	451

Total current liabilities	208,522	225,678

Accrued liabilities, net of current portion	18	18

License fees payable to affiliates, net of current portion	27,309	25,047

License fees payable to non-affiliates, net of current portion	22,421	20,114

Line of credit with HC Crown	—	22,500

Capital lease obligation, net of current portion	—	10,659

Preferred minority interest	25,000	25,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY

Class A common stock, $.01 par value; 150,000,000 shares authorized; issued shares of 34,730,505 and 34,751,878; outstanding shares of 29,352,784 and 34,751,878 as of December 31, 2000, and March 31, 2001, respectively	294	348

Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,057,006 and 30,670,422 as of December 31, 2000, and March 31, 2001, respectively	307	307

Paid-in capital	496,697	583,427

Accumulated other comprehensive loss	(12)	(479)

Accumulated deficit	(250,478)	(295,646)

Total stockholders’ equity	246,808	287,957

Total liabilities and stockholders’ equity	$530,078	$616,973

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2000	2001

	(Unaudited)

Revenues:

Subscriber fees	$8,662	$15,883

Advertising	117	6,052

Advertising by Hallmark Cards	—	1,093

Management fees from unconsolidated entity and other	515	11

Total revenues	9,294	23,039

Cost of Services:

Programming costs:

Affiliates	2,880	14,590

Non-affiliates	2,099	5,623

Operating costs	5,857	14,448

Total cost of services	10,836	34,661

Selling, general and administrative expenses	6,673	17,763

Marketing expenses	673	10,455

Amortization of goodwill and other intangibles	—	3,527

Loss from operations	(8,888)	(43,367)

Equity in net losses of unconsolidated entities and investment expenses	(5,194)	(655)

Interest expense, net	(303)	(760)

Net loss before income taxes	(14,385)	(44,782)

Income tax provision	(2,134)	(385)

Net loss	$(16,519)	$(45,167)

Other comprehensive loss:

Foreign currency translation adjustment	—	(467)

Comprehensive loss	$(16,519)	$(45,634)

Weighted average number of Class A and Class B shares outstanding	34,170	60,993

Net loss per share	$(0.51)	$(0.74)

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2000	2001

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(16,519)	$(45,167)

Adjustments to reconcile net loss to net cash used in Operating activities:

Amortization and depreciation	6,149	27,990

Provision for losses on accounts receivable	159	818

Equity in net losses of unconsolidated subsidiaries	5,194	655

Stock-based compensation	674	774

Provision for deferred taxes	1,900	—

Gain on sale of property and equipment	—	(4)

Changes in operating assets and liabilities:

Increase in accounts receivable	(2,334)	(5,888)

Decrease in interest receivable	34	—

Additions to program license fees	(5,930)	(18,642)

Increase in subtitling and dubbing	(634)	(1,088)

Increase in prepaids and other assets	(1,197)	(1,197)

Increase in accounts payable and accrued liabilities	680	3,422

Decrease in deferred compensation	—	(3,000)

Increase in subscriber acquisition fees payable	—	850

Increase in affiliate license fees payable	3,346	2,997

Decrease in payable to affiliates	—	(4,024)

Decrease in deferred revenue	(415)	(262)

Net cash used in operating activities	(8,893)	(41,766)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,509)	(2,725)

Proceeds from disposition of property and equipment	—	26

Acquisition of The Kermit Channel, net of cash	—	(482)

Other investments in and issuance of note receivable	(1,543)	—

Net cash used in investing activities	(5,052)	(3,181)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock due to exercise of stock options	—	190

Capital contributions	10,000	—

Borrowings from H.C. Crown note payable	16,172	23,201

Repayment of borrowings on H.C. Crown note payable	—	(749)

Repayment of borrowings on non-affiliate note payable	—	(75)

Repayment of borrowings on Odyssey Holdings note payable	(10,000)	—

Principal payments under capital lease obligation	—	(293)

Net cash provided by financing activities	16,172	22,274

Effect of exchange rate changes on cash	—	(16)

Net increase (decrease) in cash and cash equivalents	2,227	(22,689)

Cash and cash equivalents, beginning of period	3,866	34,274

Cash and cash equivalents, end of period	$6,093	$11,585

Supplemental disclosure of cash and non-cash activities:

Interest paid	$—	$1,031

Income taxes paid	$234	$385

Accretion related to predecessor Class B common stock subject to put and call through March 31, 2000	$1,031	$—

Asset acquired through capital lease obligation	$—	$13,252

Purchase of The Kermit Channel, net of cash acquired:

Accounts receivable and other assets	$—	$1,780

Program license fees	—	2,613

Goodwill	—	91,717

Accounts payable and other liabilities	—	1,529

Note and interest payable to non-affiliate	—	2,892

License fees payable — affiliate	—	5,388

Issuance of Class A common stock	—	85,819

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2000 and 2001

1.  Business and Organization

      The Consolidated Financial Statements of Crown Media Holdings included herein have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the years ended December 31, 1999 and 2000, included in our Annual Report on Form 10-K. Additionally, the Consolidated Financial Statements should be read in conjunction with Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

Organization

      On May 9, 2000, Crown Media Holdings completed a reorganization in which all of Crown Media Holdings outstanding shares were exchanged for 100% of Crown Media International formerly known as Crown Media, Inc., and 77.5% of Odyssey Holdings common interests. At the same time, Crown Media Holdings completed its initial public offering of 10,000,000 shares of Class A common stock at $14 per share. The net proceeds from this offering, after expenses and underwriting discounts and commissions, were approximately $125.4 million. We are a holding company, and, prior to the completion of the reorganization and the offering on May 9, 2000, we had no material assets, liabilities, contingent liabilities or operations. Crown Media Holdings considers Crown Media International as a predecessor corporation.

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

      Crown Media International, a Delaware corporation, owns and operates the Hallmark Channel, a pay television channel dedicated to high quality family programming that is distributed internationally in more than 100 countries. Crown Media International also owned 50% of H&H Programming — Asia, which operated The Kermit Channel, a pay television channel, until March 15, 2001, when the remaining 50% of H&H Programming — Asia owned by EM.TV was acquired by Crown Media Holdings. Crown Media International began operations in June 1995 and was a majority-owned subsidiary of Hallmark Entertainment, Inc. (“Hallmark Entertainment”).

      On November 13, 1998, Odyssey Holdings entered into an amended and restated operating agreement (the “Company Agreement”) with its members, which was subsequently amended on March 27, 2001. The Company Agreement provided for the admittance of Henson Cable Networks, Inc. (“HCN”), a wholly-owned subsidiary of The Jim Henson Company, Inc. (“The Jim Henson Company”), and Crown Media International, through a wholly-owned subsidiary. Under the terms of the Company Agreement, HCN and Crown Media International each agreed to pay $50.0 million, payable in installments, for a 22.5% common equity interest in Odyssey Holdings. As a result of these transactions, the common equity interest for VISN Management Corp., VGI, The Jim Henson Company and Crown Media International were 22.5%, 32.5%, 22.5% and 22.5%, respectively.

      Odyssey Holdings initially operated the Odyssey Network as a pay television channel in the United States dedicated primarily to religious programming. In April 1999, Odyssey Holdings relaunched the Odyssey Network as a channel dedicated to high-quality family programming.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The assets and liabilities of Odyssey Holdings and its subsidiaries relating to Crown Media International’s original 22.5% interest in Odyssey Holdings which are owned indirectly by us following the reorganization were included in Crown Media Holdings’ consolidated financial statements at their historical carrying values, until March 15, 2001, when Crown Media Holdings acquired The Jim Henson Company’s 22.5% common interests in Odyssey Holdings. The acquisition of Liberty Media’s 32.5% interest in Odyssey Holdings and the National Interfaith Cable Coalition’s (“NICC”) 22.5% interest in Odyssey Holdings, both of which were acquired in connection with the reorganization, are included in our consolidated financial statements at their fair market value using purchase accounting as of the date of the reorganization.

Recent Acquisition

      On March 15, 2001, Crown Media Holdings acquired from The Jim Henson Company the remaining 22.5% common interests in Odyssey Holdings and the remaining 50% interest in H&H Programming — Asia which we did not previously own, for approximately $85.8 million. In consideration for these ownership interests, we issued 5,377,721 shares of our Class A common stock to The Jim Henson Company, a wholly owned subsidiary of EM.TV. The acquisition was recorded at fair market value using purchase accounting as of March 15, 2001.

Liquidity

General

      In connection with our growth strategy, we expect that we will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. We are currently committed to spend more than $50.0 million for programming over the next 12 months. We are also committed to four quarterly payments of $6.8 million commencing on April 1, 2001, for subscriber acquisition fees payable. We anticipate the need for external financing. A line of credit with HC Crown Corp., a subsidiary of Hallmark Cards (“HC Crown”), for $150 million is in place to cover our anticipated needs through March 31, 2002, with a remaining amount available of $127.5 million, as of March 31, 2001. This line of credit with HC Crown is payable no later than April 1, 2002. The lender’s obligation to make loans under the line of credit is backed up by a letter of credit issued by Bank of America. We believe that, without taking into account the films transaction described below, the line of credit, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through March 31, 2002.

      Whether or not the films transaction described below is completed, we will seek during the next 12 months additional funds to operate and expand our businesses. Any additional equity financings could result in dilution to our existing investors. Any debt financings will likely increase our interest expense and may impose restrictive covenants.

Proposed Films Transaction

      We have entered into an agreement for the purchase by us from Hallmark Entertainment Distribution, LLC (“Hallmark Entertainment Distribution”)(the “films transaction”) of made-for-television movies, specials, theatrical films, mini-series, series and made-for-video product consisting of 702 titles, along with related film properties and rights (the “film assets”). The film assets will be subject to any contractual rights previously granted to third parties. The purchase price for the film assets consists of the following:

•	The number of shares of Class A Common Stock calculated as follows with the “average stock price” meaning the average of the closing price per share of the Class A Common Stock as reported on the Nasdaq National Market System on each trading day during the period beginning on November 6,

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 (the date on which we publicly announced we were investigating the possibility of a transaction) and ending on the trading date immediately prior to the closing date for the films transaction:

(1)	if the average stock price is less than $17.00, then 35,294,118 shares;

(2)	if the average stock price is greater than $18.70, then 32,085,562 shares; or

(3)	if the average stock price is at least $17.00, but not greater than $18.70, then the number of shares shall equal $600,000,000 divided by the average stock price;

•	Our assumption or payment of $120 million of debt related to the film assets payable by Hallmark Entertainment, Inc. and certain of its affiliates to J.P. Morgan Chase & Company (“J.P. Morgan Chase”) and other lenders under a credit and security agreement; and

•	Our assumption of $100 million of payables related to the film assets.

      Based on an average stock price of $18.09 from November 6, 2000, to April 10, 2001, when we signed the purchase and sale agreement, we would issue 33,169,794 shares. Based on the average stock price of $18.35 from November 6, 2000, to April 30, 2001, we would issue 32,697,548 shares. The value of the stock, based on this average price, would be $600 million, resulting in a total purchase price for the film assets of approximately $820 million. The closing price of shares of Class A common stock on the closing date may be higher or lower than the average stock price used in calculating the number of shares of Class A common stock we will issue in the transaction.

      In connection with the purchase of the film assets, we will enter into additional agreements, including a service agreement with Hallmark Entertainment regarding the administration, distribution and exploitation of the film assets, and amended program agreements between Hallmark Entertainment Distribution and each of Crown Media International and Odyssey Holdings. We and Hallmark Entertainment Distribution will also enter into a registration rights agreement regarding the shares issued in the films transaction.

      The films transaction is subject to stockholder approval at our annual meeting of stockholders scheduled to be held on June 7, 2001. The films transaction will be described in definitive proxy materials mailed to stockholders on or about May 7, 2001.

Contemplated Financing Arrangements Resulting from the Proposed Library Transaction

      One of the conditions to our closing the films transaction is that we enter into an agreement to assume $120 million of debt relating to the film assets or that we pay off that debt. We currently intend to arrange for a line of credit, which will include the $120 million to be assumed or paid by us. The proposed line of credit will also be used to repay the existing line of credit with HC Crown, to repay two demand notes (dated November 19, 1999, and February 22, 2000, respectively) for a total amount of $37.8 million (including accrued interest at December 31, 2000) payable to HC Crown and to provide working capital to operate and expand our business.

      The existing line of credit with HC Crown is for up to $150 million and is payable no later than April 1, 2002. Proceeds from borrowing under the HC Crown line of credit of $22.5 million have also been used in our working capital.

      We plan to arrange the line of credit with a group of banks, for which JP Morgan Chase will be the agent bank. We anticipate that the terms of this new line of credit will include an interest rate at a certain percentage over the London Interbank Offered Rate, and collateral consisting of the film assets and most or all of our other assets. We also anticipate that the line of credit will include financial and other covenants. However, these terms are subject to final negotiations with the group of banks.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We believe that the films transaction, if completed, will provide more flexibility for our future financings. Accordingly, we plan to file with the Securities and Exchange Commission in early June 2001 a shelf registration statement which would allow us to make over time one or more offerings in an aggregate total amount of up to $500 million of our securities. We expect that the securities covered by the registration statement will include our common stock, preferred stock, debt securities (which may or may not be convertible) and warrants to purchase stock. We are exploring the possibility of selling equity and debt securities for part of the total amount during 2001 using this registration statement, depending on market conditions, our projected cash needs and other factors. Proceeds from any such offerings in 2001 would be used to reduce our bank debt and other then existing indebtedness and to fund working capital. (This information does not constitute an offer of any securities for sale.)

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

Subscriber Acquisition Fees

      Crown Media Holdings has entered into distribution agreements with six of the top nine United States pay television distributors which carry the Odyssey Network on some of their cable systems. The terms of the agreements range from June 1999 through February 2007. Crown Media Holdings is obligated to pay subscriber acquisition fees, if certain subscriber levels are met, as defined in certain of these agreements, and one-time subscriber fees to carry Crown Media Holdings’ channels.

      During the three months ended March 31, 2001, Crown Media Holdings recorded an additional $0.9 million in subscriber acquisition fees and recorded amortization of $1.7 million for such fees, resulting in a balance of $28.9 million. As of March 31, 2001, the balance sheet also reflected subscriber acquisition fees payable of $28.6 million, due primarily in four quarterly installments of $6.8 million beginning April 1, 2001.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS No. 63 also requires an entity providing programming to report an asset and liability for the rights licensed under a programming agreement only when the license period begins and when certain other defined requirements are met.

Subtitling and Dubbing

      Subtitling and dubbing costs represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties, the program’s estimated life for programming licensed from Hallmark Entertainment Distribution, or 10 years. Accumulated amortization related to subtitling and dubbing as of December 31, 2000, and March 31, 2001, was $2.9 million and $3.2 million, respectively.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation of property and equipment are provided for by the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years. Leasehold improvements are amortized over the life of the lease. When property is sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in income. The costs of normal maintenance and repairs are charged to expense when incurred.

Revenue Recognition

      Subscriber fees are recognized as revenue when programming is provided to pay television distributors and collectibility is reasonably assured. Subscriber fees are recorded net of amortization of subscriber acquisition fees.

      Advertising revenues are recognized as earned in the period in which the advertising commercials or infomercials are telecast. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

      In 1999, the Emerging Issues Tax Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions” was issued. EITF No. 99-17 establishes accounting and reporting standards for bartering advertising transactions. Crown Media Holdings records advertising revenue and expenses in barter transactions at the fair value of the advertising to be provided. The fair value is determined based upon Crown Media Holdings’ historical practice of receiving cash for similar ads from buyers unrelated to the other party in the current barter transaction. When the barter advertising revenue does not meet the requirements of the rule, no revenue is recognized. For the three months ended March 31, 2001, Crown Media Holdings reported revenue from advertising barter transactions of $497,000 and corresponding barter expenses of $497,000, included as a component of advertising revenue and marketing expenses in the accompanying consolidated statements of operations. No barter revenue or related barter expense was recorded for the three months ended March 31, 2000.

      Revenues from foreign sources for the three months ended March 31, 2000 and 2001, represented 100% and 78.1%, respectively, of total subscribers fee revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Australia, Benelux, Italy, New Zealand, South Africa, Spain and certain countries in Asia, the Middle East and Latin America, during both periods presented, and the United States for the three months ended March 31, 2001.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Translation of Foreign Currency

      The balance sheets and statements of operations of certain Crown Media Holdings’ foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into United States dollars at the average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a component of stockholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income.

Net Loss Per Share

      Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 2.4 million and 5.7 million stock options have been excluded from the calculations below for the three months ended March 31, 2000 and 2001, respectively, as their effect would have been anti-dilutive. Accordingly, diluted loss per share equals basic loss per share.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended
	March 31,

	2000	2001

	(In thousands, except per
	share amounts)

Net loss	$(16,519)	$(45,167)

Accretion related to predecessor Class B common stock subject to put and call through March 31, 2000	(1,031)	—

	$(17,550)	$(45,167)

Denominator:

Weighted average common shares outstanding(1)	34,170	60,993

Net loss per share:

Basic and diluted net loss per share	$(0.51)	$(0.74)

(1)	Number of shares recalculated to include initial public offering shares.

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

Recently Issued Accounting Pronouncements

      In June 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued. This statement was subsequently amended by SFAS No. 137, “Accounting for Derivative Instruments

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” which changed the effective date to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Crown Media Holdings has not used derivative instruments nor does it engage in hedging activities and thus the adoption in 2001 did not have a material effect on its financial statements.

Reclassifications

      Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on reported net loss.

3.  Program license fees

      Program license fees are comprised of the following:

	As of December 31,	As of March 31,

	2000	2001

	(In thousands)

Program license fees — Hallmark Entertainment Distribution	$107,028	$113,290

Program license fees — The Jim Henson Company	20,963	22,124

Program license fees — NICC	—	5,306

Program license fees — other affiliates	10,622	12,050

Program license fees — non-affiliates	53,031	54,441

Prepaid program license fees	6,870	7,173

Program license fees, at cost	198,514	214,384

Accumulated amortization	(38,109)	(52,929)

Program license fees, net	$160,405	$161,455

      License fees payable are comprised of the following:

	As of December 31,	As of March 31,

	2000	2001

	(In thousands)

License fees payable — Hallmark Entertainment Distribution	$109,859	$122,072

License fees payable — The Jim Henson Company	10,039	3,476

License fees payable — NICC	—	3,972

License fees payable — other affiliates	21	1,329

License fees payable — non-affiliates	39,251	38,085

License fees payable	$159,170	$168,934

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Property and Equipment

      Property and equipment are comprised of the following:

	As of December 31,	As of March 31,

	2000	2001

	(In thousands)

Technical equipment and computers	$19,702	$32,140

Transponder	—	13,252

Leasehold improvements	2,485	6,390

Furniture, fixtures and equipment	1,765	1,922

Construction-in-progress	15,109	104

Property and equipment, at cost	39,061	53,808

Accumulated depreciation and amortization	(7,994)	(9,144)

Property and equipment, net	$31,067	$44,664

      Construction-in-progress as of December 31, 2000 consisted primarily of costs incurred for an advanced global Network Operations Center at our Greenwood Village, Colorado, headquarters. Technical equipment, computers and leasehold improvements were reclassified from construction-in-progress to their related captions during the first quarter 2001 in conjunction with the launch of our Network Operations Center. Depreciation and amortization expense for the three months ended March 31, 2000 and 2001, was $660,000 and $2.4 million, respectively.

5.  Investments in and Advances to Unconsolidated Entities

The Kermit Channel

      In May 1998, Crown Media International formed H&H Programming — Asia, a New York limited liability company, with The Jim Henson Company, a New York corporation, for the purpose of developing, owning and operating pay television programming services called The Kermit Channel in Latin America and Asia. In October 2000, we collapsed The Kermit Channel in Asia, but maintained the channel in India, and in lieu of a separate channel, we introduced a six-hour programming block dedicated to the children’s market on the Hallmark Channel in our Asian feed. As of January 1, 2001, we completed the collapse of The Kermit Channel, introducing a block of children’s programming on the Hallmark Channel in India.

      Each of Crown Media International and The Jim Henson Company held a 50% interest in The Kermit Channel through March 15, 2001. Crown Media Holdings’ investment in The Kermit Channel was reflected in the consolidated financial statements using the equity method of accounting until March 15, 2001, the date of the acquisition (see note 1), at which time it became a consolidated subsidiary. Crown Media Holdings’ equity in the net loss of The Kermit Channel was approximately $1.4 million and $655,000 for the three months ended March 31, 2000, and the two and a half months ended March 15, 2001, respectively.

      Crown Media Holdings’ investment in The Kermit Channel, through the date of the acquisition, exceeded the underlying equity in the net assets of The Kermit Channel as of the date of the investment. The goodwill and other intangibles are being amortized over 10 years.

      Crown Media Holdings provided services to The Kermit Channel in exchange for a management fee as provided in an agreement between Crown Media International and The Kermit Channel. This fee, which was approximately $515,000 for the three months ended March 31, 2000, included direct and indirect costs incurred on behalf of The Kermit Channel, as provided by the agreements. No fees were recorded for the three months ended March 31, 2001, nor do we expect to earn management fees in the future.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Crown Media International made capital contributions, through cash advances and/or conversion of receivables in The Kermit Channel, of $2.5 million during 2000.

Investment in Odyssey Holdings

      In November 1998, Crown Media International entered into an agreement to acquire a 22.5% common equity interest in Odyssey Holdings. Odyssey Holdings was formed to develop, own and operate the Odyssey Network. The purchase price for Crown Media International’s interest in Odyssey Holdings was $50.0 million. Pursuant to the terms of the agreement, Crown Media International paid $20.0 million of this purchase price in November 1998, an additional $20.0 million in May 1999 and the final payment of $10.0 million in February 2000.

      Crown Media International funded its 1998 capital contribution to Odyssey Holdings with the proceeds of additional investments of $17.8 million and $2.2 million in Crown Media International by its stockholders, Hallmark Entertainment and J.P. Morgan Partners (BHCA), L.P. (formerly known as Chase Equity Associates, LP (“J.P. Morgan”), respectively. Hallmark Entertainment and J.P. Morgan were issued 44.444 shares of predecessor Class A common stock and 5.555 shares of predecessor Class B common stock, respectively, related to the additional funding. In May 1999, Hallmark Entertainment and J.P. Morgan provided Crown Media International with additional funding of $17.8 million and $2.2 million, respectively, to fund Crown Media International’s additional capital contribution to Odyssey Holdings. In connection with this funding, Crown Media International issued 44.444 shares of predecessor Class A common stock to Hallmark Entertainment and 5.555 shares of predecessor Class B common stock to J.P. Morgan. The predecessor Class B shares issued in connection with this funding provided by J.P. Morgan were subject to a put and call arrangement.

      Crown Media International funded its February 2000 capital contribution to Odyssey Holdings with the proceeds of additional investments of $8.9 million and $1.1 million in Crown Media International by its stockholders, Hallmark Entertainment and JP Morgan, respectively. Hallmark Entertainment and J.P. Morgan were issued 22.222 shares of predecessor Class A common stock and 2.7775 shares of predecessor Class B common stock, respectively, related to the additional funding.

      Crown Media Holdings’ investment in Odyssey Holdings was reflected in the consolidated financial statements using the equity method of accounting until May 9, 2000, the date of the reorganization (see note 1), at which time it became a consolidated subsidiary. Crown Media Holdings’ equity in the net loss of Odyssey Holdings was approximately $3.8 million for the three months ended March 31, 2000. This amount is included in the consolidated statements of operations as a component of equity in net losses of unconsolidated entities. Crown Media Holdings’ investment in Odyssey Holdings, through the date of the reorganization, exceeded the underlying equity in the net assets of Odyssey Holdings as of the date of the investment. This goodwill was being amortized over 20 years.

      In connection with the November 1998 investments by Crown Media International and The Jim Henson Company, VISN Management Corp. received a redeemable preferred interest of $25.0 million, which ranks senior to the common equity interests of Odyssey Holdings. Odyssey Holdings has the right to redeem the preferred interest in whole (but not in part) for cash at 100% of the Preferred Liquidation Preference, as defined by the agreement. This amount is classified as preferred minority interest in the accompanying consolidated balance sheets. If during any fiscal three months subsequent to January 1, 2005 and prior to December 31, 2009, Odyssey Holdings has net profits in excess of $10.0 million and the preferred interest has not been redeemed, Odyssey Holdings will redeem the preferred interest in an amount equal to the lesser of such excess, or $5.0 million, or the Preferred Liquidation Preference. Odyssey Holdings shall redeem the entire preferred interest at the Preferred Liquidation Preference on the redemption date of December 31, 2010.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 15, 2001, Crown Media Holdings acquired the remaining 22.5% common interests in Odyssey Holdings and 50% interest in The Kermit Channel for $85.8 million.

6.	Acquisition and Summarized Financial Information of Odyssey Holdings and The Kermit Channel

      The following unaudited pro forma consolidated statements of operations for the quarters ended March 31, 2000 and 2001, have been derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This pro forma financial information is qualified in its entirety by reference to, and should be read in conjunction with, our unaudited financial statements contained in this Form 10-Q and related notes thereto for the three months ended March 31, 2000 and 2001, as well as our historical consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

      The consolidated financial statements of Crown Media Holdings include the assets, liabilities and results of Crown Media International for all periods presented. Crown Media Holdings considers Crown Media International as a predecessor corporation for financial reporting purposes. The historical consolidated financial statements of Crown Media Holdings also include the results of operations for (i) 22.5% common interests in Odyssey Holdings owned by Crown Media Holdings for the entire year ended December 31, 2000, (ii) 55% common interests in Odyssey Holdings since May 9, 2000 when we completed our initial public offering and acquired those additional interests, (iii) the remaining 22.5% common interests in Odyssey Holdings since March 15, 2001, when we acquired those remaining common interests, and (iv) the 100% interest in H&H Programming — Asia, since March 15, 2001 when we acquired the remaining 50% interest in that entity not previously owned by us.

      In connection with our acquisition of The Jim Henson Company’s interest in Odyssey Holdings in March, 2001, Odyssey Holdings entered into a program license agreement with EM.TV. Under the agreement, Odyssey Holdings licenses family programming from EM.TV for use on our channels, with the programs to be determined by Odyssey Holdings and EM.TV, for a minimum of approximately $1.6 million in license fees during each year of the term of the agreement. The agreement has a term of three years. Concurrently, Odyssey Holdings licensed, under a separate agreement with The Jim Henson Company, the non-exclusive, royalty-free right to use in the United States the trademark “Kermit” to identify the program block in which the programming licensed from The Jim Henson Company and EM.TV is broadcast. The agreement also has a term which is co-terminus with the EM.TV program license agreement.

      The pro forma financial information stated below presents a summary of condensed consolidated results of operations of Crown Media Holdings, Crown Media International, Odyssey Holdings and H&H Programming — Asia, as if each of these acquisitions discussed above had occurred on January 1 of the periods presented, along with certain pro forma adjustments to give effect to the amortization of goodwill and other intangibles and other adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2000	2001

	(Unaudited)

Revenues:

Subscriber fees	$11,071	$16,006

Advertising	1,716	6,069

Advertising by Hallmark Cards	563	1,093

Other	311	22

Total revenues	13,661	23,190

Cost of Services:

Programming costs:

Affiliates	9,669	15,267

Non-affiliates	3,528	5,643

Operating costs	10,738	14,624

Total cost of services	23,935	35,534

Selling, general and administrative expenses	14,714	18,198

Marketing expenses	3,448	10,642

Amortization of goodwill and other intangibles	5,425	5,425

Loss from operations	(33,861)	(46,609)

Interest expense, net	(103)	(871)

Net loss before income taxes	(33,964)	(47,480)

Income tax provision	(234)	(385)

Net loss	$(34,198)	$(47,865)

Weighted average number of Class A and Class B shares outstanding	65,377	65,415

Net loss per share	$(0.52)	$(0.73)

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Capital Lease

      Crown Media Holdings leases a combined uplink and space segment under a long-term lease agreement. In accordance with SFAS No. 13, “Accounting for Leases,” the lease was capitalized. Future minimum lease payments for the asset under the capital lease at March 31, 2001 are as follows:

As of March 31,

2001

(in thousands)

2001	$1,725

2002	2,300

2003	2,300

2004	2,300

2005	2,300

Thereafter	6,900

Total minimum lease payments	17,825

Less amount representing interest	(4,866)

Present value of net minimum lease payments	12,959

Less current maturities	(2,300)

Long–term obligation	$10,659

8.  Predecessor Class B Common Stock Subject to Put and Call

      On May 28, 1998, Crown Media International obtained financing through the sale and issuance of 125 shares of predecessor Class B Common Stock to J.P. Morgan. The 125 shares of nonvoting predecessor Class B common stock, comprising 100% of the total predecessor Class B common stock issued and outstanding and representing an 11.11% equity interest in Crown Media International, were sold to J.P. Morgan for $50.0 million. Prior to the transaction, Hallmark Entertainment was the sole stockholder of Crown Media International, and Hallmark Entertainment continued to hold 1,088.9 shares of the total outstanding predecessor Class A common stock, representing an 88.89% equity interest in Crown Media International.

      J.P. Morgan had the option to put its predecessor Class B common stock to Crown Media International within 120 days after December 31, 2001, at the then fair market value of the shares or at a price to provide J.P. Morgan with a defined rate of return. J.P. Morgan was able to also put the shares at any time upon the occurrence of certain triggering events, as defined by the Securities Purchase Agreement. At March 31, 2000, $1.0 million had been cumulatively accreted related to this put.

      Pursuant to the terms of the Securities Purchase Agreement, Crown Media International had the right to call the securities held by J.P. Morgan at the then fair market value. The put and call options expired upon the completion of the initial public offering on May 9, 2000.

9.  Related Party Transactions

Costs Incurred on Crown Media Holdings’ Behalf

      Since inception, Hallmark Entertainment has paid certain costs related to payroll and benefits, insurance, operational and financing expenditures and capital expenditures on behalf of Crown Media International. These transactions are recorded in the books and records of Crown Media International. For the three months ended March 31, 2000 and 2001, respectively, no amounts were paid to Hallmark Entertainment. Unreimbursed costs of $5.4 million and $1.2 million are included in payable to affiliates in the accompanying consolidated balance sheets as of December 31, 2000, and March 31, 2001, respectively.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program License Agreement with Hallmark Entertainment Distribution

      The primary supplier of programming to Crown Media Holdings is Hallmark Entertainment Distribution. Crown Media International has a program agreement with Hallmark Entertainment Distribution through December 31, 2004, which is renewable through December 31, 2009. Under the terms of the agreement, Crown Media International has the exclusive right to exhibit Hallmark Entertainment Distribution’s programming in the territories in which Crown Media International operates during three distinct 18-month time periods. Crown Media International also has the exclusive right to exhibit programming in markets where it does not currently operate, subject to any third party agreement existing at the time Crown Media International launches in those markets. In addition, under the agreement, Hallmark Entertainment Distribution is generally obligated to sell to Crown Media International and Crown Media International is obligated to purchase all of the programming it produces during the term of the agreement.

      Odyssey Holdings also licenses programming for distribution in the United States from Hallmark Entertainment Distribution under a program license agreement, dated November 13, 1998. Under the program agreement, Odyssey Holdings generally licenses made-for-television movies and miniseries owned or controlled by Hallmark Entertainment Distribution, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution for Odyssey Holdings. The program agreement has a term of five years and is automatically renewable for additional three year periods, subject to rate adjustments, so long as Hallmark Entertainment Distribution, as applicable, or its affiliates, own 10% or more of Odyssey Holdings. In the event that Hallmark Entertainment Distribution owns less than 10% of Odyssey Holdings, the remaining term of the applicable program agreement will be two years from the date its ownership reaches that level.

      Programming costs related to the program agreement were $2.9 million and $11.0 million, respectively, for the three months ended March 31, 2000 and 2001, respectively. As of December 31, 2000, and March 31, 2001, $109.9 million and $122.1 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. We are not paying Hallmark Entertainment Distribution under the terms of our agreements.

Services Agreement with Hallmark

      Hallmark, its subsidiaries and various affiliates, provide Crown Media Holdings with services that include payroll, legal, financial, tax and other general corporate services. As of December 31, 2000, and March 31, 2001, Crown Media Holdings has accrued $500,000 and $125,000, respectively, under the agreement. At both December 31, 2000, and March 31, 2001, unpaid accrued service fees of $3.5 million and $1.8 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Demand Note

      From November 1999 through April 2000, Crown Media Holdings entered into a series of agreements with HC Crown, under which HC Crown agreed to lend Crown Media Holdings up to $40.0 million. Amounts borrowed under this agreement bear interest at 130% of the Applicable Federal Rate as set forth in the Internal Revenue Code (7.96% and 6.34% as of December 31, 2000, and March 31, 2001, respectively), with the interest compounding on an annual basis. Amounts outstanding are due on demand. As of both December 31, 2000, and March 31, 2001, principal borrowings under the note were approximately $36.8 million, respectively, with accrued interest of $749,000, respectively, both of which are included in notes and interest payable to HC Crown on the accompanying consolidated balance sheets.

      On February 12, 2001, Crown Media Holdings entered into an agreement with HC Crown under which HC Crown agreed to lend Crown Media Holdings up to $150.0 million. HC Crown’s obligation to make loans under this agreement is supported by an irrevocable letter of credit from Bank of America. The line of credit bears an interest rate equal to the London Interbank Offered Rate published on the first day of each quarter in

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Wall Street Journal, plus 1.2% to 2.2% depending on the ratio of Crown Media Holdings’ total debt to EBITDA. The interest rate increases by 0.25% if the note has not been fully repaid by September 1, 2001 and by 0.5% if the note has not been paid by December 31, 2001. Interest is payable quarterly, and the principal amount with any accrued interest is due April 1, 2002. As of March 31, 2001, principal borrowings under the line of credit were approximately $22.5 million, with accrued interest of $71,000, included in the line of credit with HC Crown and notes and interest payable to HC Crown on the accompanying consolidated balance sheets, respectively. The line of credit also contains a covenant regarding financial information and limitations on additional indebtedness in excess of $10 million, liens for amounts in excess of $5 million, sales or other disposition of assets other than in the ordinary course of business and a merger or consolidation with a third party. The covenants also provide that the Company is to obtain minimum quarterly levels of subscribers, revenues and EBITDA.

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

NICC License Agreements

      On November 13, 1998, Odyssey Holdings entered into an amended and restated operating agreement (the “Company Agreement”) with its members and also entered into a program license agreement with NICC (“NICC Program License Agreement”) under which Odyssey Holdings licensed programming from NICC for distribution within the United States. NICC was obligated to furnish a minimum of 200 hours of programming each year under the NICC Program License Agreement.

      Under the NICC Program License Agreement and the Company Agreement, Odyssey Holdings agreed to advance amounts to NICC for the production of programming for Odyssey Holdings. The advance was treated as an advance payment against the license fees which would be payable for this programming. The advance was equal to the sum of $5 million with certain annual escalations.

      Pursuant to a February 2001 amendment, the foregoing advance will still be paid and treated as a license fee for certain existing programming provided by NICC to Odyssey Holdings. However, Odyssey Holdings will additionally fund a portion of the costs of new programming produced by or with NICC. Odyssey Holdings will also assist NICC in launching and operating a new channel, which will be distributed by satellite and cable. This assistance will include the provision to NICC of management and operational services, with some services provided at no cost and some services provided for a fee. The term of the obligations contained in the February 2001 amendment expire on March 26, 2006, but may be terminated earlier if NICC sells more than 50% of the Crown Media Holdings shares it owned on February 22, 2001. In addition, six months prior to the expiration of the agreement, Odyssey Holdings must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Odyssey Holdings does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Odyssey Holdings, however, can nullify this put by NICC by electing to continue the NICC programming and funding commitments at the same levels.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Odyssey Holdings also licenses programming for distribution in the United States from The Jim Henson Company under a program license agreement, dated November 13, 1998. Under this program agreement, Odyssey Holdings generally licenses made-for-television movies and miniseries owned or controlled by The Jim Henson Company, as well as all programming produced by or on behalf of The Jim Henson Company for Odyssey Holdings. The program agreement has a term of five years and is automatically renewable for an additional three-year period, subject to rate adjustments, so long as The Jim Henson Company, as applicable, or its affiliates, own at least 1,962,027 shares of Class A Common Stock, subject to certain adjustments, of Crown Media Holdings. In the event that The Jim Henson Company owns less than this number of shares of Crown Media Holdings, the remaining term of the applicable program agreement will be two years from the date its ownership reaches that level. At December 31, 2000, and March 31, 2001, license fees payable to The Jim Henson Company of $10.0 million and $3.5 million, respectively, were included in license fees payable to affiliates in the accompanying balance sheet.

  Films Transaction

      Note 1 contains a description of the proposed films transaction with Hallmark Entertainment Distribution.

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

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision is comprised of the following:

	Three Months Ended
	March 31,

	2000	2001

	(In thousands)

Current:

Federal	$—	$—

Foreign	234	385

State and local	—	—

Total current	234	385

Deferred:

Federal	1,900	—

State and local	—	—

Total deferred	—	—

Total	$2,134	$385

      The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Three Months Ended
	March 31,

	2000	2001

	(In thousands)

Taxes computed at 35%	$(5,035)	$(15,674)

Net operating losses not benefiting Crown Media Holdings	3,135	—

Goodwill	—	1,249

Valuation allowance	—	14,425

Additional tax on foreign income	(234)	385

Income tax provision	$(2,134)	$385

      The components of Crown Media Holdings’ deferred tax assets and liabilities are comprised of the following:

	As of	As of
	December 31,	March 31,
	2000	2001

	(In thousands)

Deferred tax assets:

Deferred revenue	$285	$180

Bad debt reserve	941	1,462

Accrued compensation	2,314	1,114

Net operating loss	25,463	39,406

Unconsolidated entity losses	2,699	6,025

Other	399	399

Valuation allowance	(31,593)	(48,078)

Total deferred tax assets	508	508

Deferred tax liabilities:

Depreciation	(508)	(508)

Other	—	—

Total deferred tax liabilities	(508)	(508)

Net deferred taxes	$—	$—

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2000, and March 31, 2001, cumulative net tax operating losses are approximately $63.7 million and $98.5 million and expire in 2020 and 2021, respectively.

11.  Operations in Different Geographic Areas

      Crown Media Holdings’ adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” in 1998. This statement requires companies to report in their financial statements certain information about operating segments, their services, the geographic areas in which they operate and their major customers.

      All of Crown Media Holdings’ material operations are part of the domestic and international pay television programming service industry and, therefore, Crown Media Holdings reports as two industry segments. Until March 15, 2001, Crown Media Holdings did not have operating decision authority as prior to that date it did not have a controlling interest in The Kermit Channel (see note 5). Consequently, selected operating and asset data of The Kermit Channel are not included in the following table until March 16, 2001.

      Information relating to Crown Media Holdings’ continuing operations is set forth in the following table (operating loss is defined as total revenues less cost of services; selling, general and administrative expenses; and amortization of goodwill and other intangibles. Home office costs are reflected in the domestic operating losses and are not allocated internationally):

	Revenue from	Revenue from
	Unrelated	Related	Operating	Identifiable
	Entities	Entities	Loss	Assets

	(In millions)

Three Months Ended March 31, 2000:

Domestic	$—	$0.5	$(8.7)	$13.1

International	8.8	—	(0.2)	25.0

	$8.8	$0.5	$(8.9)	38.1

Assets not allocated to segments:

Cash and cash equivalents				6.1

Accounts receivable				12.5

Investment in/advances to unconsolidated entities				31.5

Consolidated total assets				$88.2

Three Months Ended March 31, 2001:

Domestic	$7.5	$1.1	$(36.0)	$138.2

International	14.4	—	(7.4)	82.0

	$21.9	$1.1	$(43.4)	220.2

Assets not allocated to segments:

Cash and cash equivalents				11.9

Accounts receivable				27.7

Subscriber acquisition fees				28.9

Goodwill and other intangibles				328.3

Consolidated total assets				$617.0

      The Asia Pacific market, Latin America market, Turkey and Russia have experienced illiquidity, volatile currency exchange rates and interest rates, volatile political and economic conditions, and reduced economic activity. Crown Media Holdings will be affected in the foreseeable future by economic conditions in these regions, although it is not possible to predict the extent of such impact.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No customer accounted for more than 10% of Crown Media Holdings’ total revenues for the three months ended March 31, 2000 and 2001.

12.  Subsequent Events

      Crown Media Holdings’ Board of Directors appointed a committee of independent directors (the “Committee”) to consider, evaluate and negotiate the proposed film assets transaction (see note 1). The Committee consisted of five directors independent of Hallmark Entertainment. The Committee engaged Salomon Smith Barney as its financial adviser to assist with the transaction. The Committee passed resolutions on April 10, 2001, approving the proposed final agreements, authorizing the execution of the final purchase and sale agreement and stating its belief that the films transaction at the price stated in the purchase and sale agreement and in accordance with the terms and conditions of the purchase agreement and related agreements is fair to, and in the best interest of, Crown Media Holdings and its stockholders.

      Crown Media Holdings will present the proposed transaction to the stockholders at the 2001 annual meeting, scheduled to be held on June 7, 2001. The transaction must be approved by the holders of a majority of the outstanding shares other than shares owned beneficially by Hallmark Entertainment Distribution and its affiliates (including Hallmark Entertainment and Hallmark Cards). Currently, Hallmark Cards and Hallmark Entertainment own approximately 31 million shares of Crown Media Holdings, or approximately 47% of the shares outstanding, which control approximately 90% of the voting power. Upon the completion of the transaction, Hallmark Cards, Hallmark Entertainment and Hallmark Entertainment Distribution will own approximately 63 million shares of Crown Media Holdings, or approximately 65% of the shares outstanding, which control approximately 91% of the voting power.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion should be read in conjunction with the attached consolidated financial statements.

      Crown Media International and Odyssey Holdings were historically operated as separate entities until May 9, 2000. The results of Odyssey Holdings have been reported on a consolidated basis with Crown Media International, our predecessor, since May 9, 2000. Crown Media Holdings accounted for Odyssey Holdings, of which it owned a 22.5% interest through May 9, 2000, and H&H Programming-Asia, of which it owned a 50% interest until March 15, 2001, in the consolidated financial statements using the equity method of accounting.

      Further, on March 15, 2001, Crown Media Holdings acquired the remaining 22.5% common interests in Odyssey Holdings and the other 50% interest in H&H Programming-Asia. Commencing March 16, 2001, we have consolidated H&H Programming-Asia with us.

Revenues

      Our revenues consist primarily of subscriber fees and advertising revenues. Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. Subscriber fees revenue is recorded net of promotional subscribers and amortization of subscriber acquisition fees. In the United States, we pay certain television distributors one-time subscriber acquisition fees to carry our channels. However, internationally, the markets generally do not require us to pay these fees. Subscriber acquisition fees paid are capitalized and amortized over the term of the applicable distribution agreement. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the revenues directly associated with each agreement. Prices vary according to:

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

Goodwill and Other Intangibles

      As a result of the acquisitions of all common interests in Odyssey Holdings and The Kermit Channel, we have generated a significant amount of goodwill and other intangibles, which we are amortizing on a straight-line basis over 20 years and 10 years, respectively. The amount of goodwill and other intangibles that we amortize in any given year will be treated as a charge against earnings under the accounting principles generally accepted in the United States. If we are required to write-off our goodwill and other intangibles or accelerate the amortization of our goodwill and other intangibles, our results of operations, stockholders’ equity or profitability could be materially adversely affected.

      We engaged an independent firm to complete a valuation of Odyssey Holdings and The Kermit Channel as a basis for the allocation of their purchase prices. Our calculations of goodwill and other intangibles reflect estimated fair values as of the acquisition dates; however, the calculations are subject to further adjustments under the provisions of Accounting Principles Board Opinion 16 and related accounting pronouncements.

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

      Foreign withholding tax may be claimed as a credit against Crown Media Holdings’ United States tax liability, subject to certain limitations. Any amounts not allowed as a credit in the year generated may be carried back to the two preceding tax years and then forward to the five succeeding tax years. Alternatively, if taxes cannot be claimed as a credit during these carry back and carryover periods, an election may be made to claim these taxes as a deduction, thus resulting in a tax benefit to the extent of Crown Media Holdings’ tax rate and its ability to use such deductions. Tax losses may only be used to offset taxable income. To the extent losses are limited, such excess losses may be carried back to the two preceding tax years and then forward to the 20 succeeding tax years.

      Crown Media Holdings has generated tax losses since its inception and there is no certainty that Crown Media Holdings will generate taxable income in the future. Crown Media Holdings’ policy is to establish a valuation allowance against its tax credits and tax losses until such time that realization is reasonably assured.

      Goodwill and other intangibles generated as a result of the acquisition of Odyssey Holdings and the 50% interest in H&H Programming — Asia not owned by us, and any amortization of such goodwill and other intangibles for financial reporting purposes is not deductible for tax purposes. Consequently, our effective tax rate will be higher than the statutory rate as a result of such non-deductible goodwill and other intangibles.

      As result of the reorganization on May 9, 2000, Odyssey Holdings was initially consolidated for financial reporting purposes but not for tax purposes. Odyssey Holdings was treated as a partnership for tax purposes, and members of Odyssey Holdings were allocated income and losses pursuant to the amended and restated company agreement of Odyssey Holdings. As a result of the acquisition of The Jim Henson Company’s 22.5% interest in Odyssey Holdings on March 15, 2001, Odyssey Holdings is consolidated with us for tax purposes.

Foreign Currency Exchange and Inflation

      We have not entered into hedging transactions to reduce our exposure to foreign currency exchange rate risks. Accordingly, we may experience economic loss and a negative effect on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. We plan to enter into hedging transactions during second quarter 2001. See “Risk Factors — We are subject to the risks of doing business outside the United States.”

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

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Overview. The actual results of operations reflect the predecessor entity, Crown Media International, for the three months ended March 31, 2000. Therefore, significant variances exist as a result of the reorganization of Odyssey Holdings as of May 9, 2000, as well as the acquisitions of remaining common interests of Odyssey Holdings and The Kermit Channel on March 15, 2001.

      Revenues. Total revenues for the three months ended March 31, 2001 increased by $13.7 million, which represents an increase of 147.9% over the comparable period in 2000. Subscriber fees revenue increased by $7.2 million for the three months ended March 31, 2001, which represents an increase of 83.4% over the comparable period in 2000. The increased subscriber fees revenue resulted from new market launches and expanded distribution in existing markets. The number of subscribers to the Hallmark Channel, operated by Crown Media International, and the Odyssey Network, operated by Odyssey Holdings, as of March 31, 2001, increased by 200.4% to 67.6 million, compared to 22.5 million as of March 31, 2000. As international subscriber fees continue to experience downward pressure (for the reasons described below) and our subscriber base expands, we continue to focus on increasing advertising revenues. Advertising revenues increased by $7.0 million for the three months ended March 31, 2001, over the comparable period in 2000. This increase in advertising revenues reflects our growing subscriber base, expanding sales of advertising time primarily in the United States, Latin America and the United Kingdom, and higher advertising rates. We received management fees from The Kermit Channel during the three months ended March 31, 2000. As a result of the purchase of The Jim Henson Company’s interests and the collapsing of The Kermit Channel into a block on the Hallmark Channel, we did not earn management fee revenues for the three months ended March 31, 2001, nor do we expect to earn these fees in the future.

      Subscribers of the Hallmark Channel increased at a higher rate than subscriber fees revenue as a number of new subscribers were added with promotional periods. During the first quarter of 2001, distribution of the Hallmark Channel was expanded in Taiwan to approximately 4.0 million subscribers and launched in South Korea to approximately 1.2 million subscribers. Rates negotiated for domestic subscriber fees and advertising revenues increased as we continue to sign new distribution agreements. During 2000, we signed agreements with six of the top nine leading pay television distributors. Sixty-three percent of total revenues for the three months ended March 31, 2001, and 100% of total revenues for the three months ended March 31, 2000, were earned internationally. International fees per subscriber are expected to experience downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, and the shift in the industry from subscriber fees revenue to advertising revenue.

      Cost of services. Cost of services for the three months ended March 31, 2001, increased by $23.8 million, which represents an increase of 219.9% over the comparable period in 2000. Cost of services as a percentage of total revenue increased to 150.4% for the three months ended March 31, 2001, as compared to 116.6% for the three months ended March 31, 2000. This increase was due primarily to a $15.2 million increase in programming costs and a $8.6 million increase in operating costs for the aforementioned period. Programming costs rose as we invested in additional and higher quality programming, including the greater use of Hallmark Entertainment titles necessary to fulfill our programming strategy. Also, we continue to amortize licensing fees for the domestic rights which we acquired in 2000 from a third-party supplier to the series Dr. Quinn, Medicine Woman. Additionally, operating costs rose as we expanded existing markets, such as Taiwan, and launched the Hallmark Channel in South Korea during the first quarter 2001. Total cost of services increased reflecting the increased infrastructure, certain key senior management additions, and costs associated with supporting new markets.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2001, increased by $11.1 million, which represents an increase of 166.2% over the comparable period in 2000. Selling, general and administrative expenses as a percent of total revenue increased to 77.1% for the three months ended March 31, 2001, as compared to 71.8% for the three months ended March 31, 2000. This increase primarily reflects increased costs associated with supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels.

      Marketing expenses. Marketing expenses for the three months ended March 31, 2001, increased by $9.8 million, over the comparable period in 2000. Marketing expenses increased in the first quarter of 2001 due to aggressive marketing campaigns for the Odyssey Network and the introduction of our new brand package, which includes branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand began a worldwide rollout on November 1, 2000. Additionally, several original movies were aired during first quarter 2001, which were supported by aggressive marketing campaigns to drive consumer awareness. In March 2001, we entered into an agreement with Hallmark Licensing, Inc. which allows us to re-launch the Odyssey Network as the Hallmark Channel. This change will be effective August 6, 2001, and will be backed by a multi-million dollar promotion and advertising campaign which will result in continuing, substantial marketing expenses.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for the three months ended March 31, 2001, was $3.5 million. In conjunction with the acquisition of Odyssey Holdings on May 9, 2000, and the acquisition of the remaining common interests in Odyssey Holdings and The Kermit Channel on March 15, 2001, we recorded goodwill in the amount of $248.8 million and $91.7 million, which are being amortized over 20 years and 10 years, respectively.

      Loss from operations. Loss from operations for the three months ended March 31, 2001, increased by $34.5 million, which represents an increase of 387.9% over the comparable period in 2000. This increase in loss from operations for the three months ended March 31, 2001, was attributable to a combination of the factors discussed above.

      Equity in net losses of unconsolidated entities and investment expenses. Equity in net losses of unconsolidated entities and investment expenses for the three months ended March 31, 2001, decreased by $4.5 million, which represents a decrease of 87.4% over the comparable period in 2000. This decrease was primarily due to the acquisition of Odyssey Holdings on May 9, 2000, and the acquisition of the remaining common interests in Odyssey Holdings and The Kermit Channel on March 15, 2001. We commenced consolidation of Odyssey Holdings and The Kermit Channel on the dates of the acquisition. Net losses derived from Odyssey Holdings and The Kermit Channel were recorded under the equity method of accounting through May 9, 2000, and March 15, 2001, respectively, and consolidated thereafter.

      Interest expense, net. Net interest expense increased by $457,000, which represents an increase of 150.8% over the comparable period in 2000. This increase was primarily due to increased borrowings to fund operations.

      Income tax provision. Income tax provision for the three months ended March 31, 2001, decreased by $1.7 million, which represents a decrease of 82.0% over the comparable period in 2000. This decrease was attributable to a reversal of deferred tax liabilities related to the increase in ownership of Odyssey Holdings during 2000.

      Net loss. Net loss for the three months ended March 31, 2001, increased by $28.6 million, which represents an increase of 173.4% over the comparable period in 2000. This increase in net loss for the three months ended March 31, 2001, was attributable to a combination of the factors discussed above.

Liquidity and Capital Resources

      As of March 31, 2001, we had obligations representing license fees for programming to Hallmark Entertainment Distribution, NICC, and The Jim Henson Company of $122.1 million, $4.0 million and $3.5 million, respectively. Additionally, we also had obligations as of March 31, 2001, representing notes payable, a line of credit and interest payable to HC Crown of $60.0 million, and subscriber acquisition fees payable of $28.6 million to a third-party. As of March 31, 2001, receivables were $23.8 million, the current portion of program license fees was $52.5 million and cash and cash equivalents were $11.6 million.

      Cash used in operating activities was $41.8 million and $8.9 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used in operating activities was used primarily to fund operating expenditures related to net losses of $45.2 million and $16.5 million for the three months ended March 31, 2001 and 2000, respectively. The increases in net losses and cash used in operating activities were due to our additional investment in higher quality programming to fulfill our programming strategy, increasing expenses associated with our expanding management team and staffing levels, and marketing expenses anticipating our re-launch of the Odyssey Network as the Hallmark Channel effective August 6, 2001.

      Cash used in investing activities was $3.2 million and $5.1 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in cash used in investing activities is attributed to management’s reduction in capital expenditures.

      Cash provided by financing activities was $22.3 million and $16.2 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cash provided by financing activities was due to the $22.5 million increase in borrowings from HC Crown in order to fund our operations.

General

      In connection with our growth strategy, we expect that we will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. We are currently committed to spend more than $50.0 million for programming over the next 12 months. We are also committed to four quarterly payments of $6.8 million commencing on April 1, 2001, for subscriber acquisition fees payable. We anticipate the need for external financing. A line of credit with HC Crown for $150 million is in place to cover our anticipated needs through March 31, 2002, with a remaining amount available of $127.5 million, as of March 31, 2001. This line of credit with HC Crown is payable no later than April 1, 2002. The lender’s obligation to make loans under the line of credit is backed up by a letter of credit issued by Bank of America. We believe that, without taking into account the films transaction described below, the line of credit, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through March 31, 2002.

      Whether or not the films transaction described below is completed, we will seek during the next 12 months additional funds to operate and expand our businesses. Any additional equity financings could result in dilution to our existing investors. Any debt financings will likely increase our interest expense and may impose restrictive covenants.

Proposed Films Transaction

      We have entered into an agreement for the purchase by us from Hallmark Entertainment Distribution, LLC (the “films transaction”) of made-for-television movies, specials, theatrical films, mini-series, series and made-for-video product consisting of 702 titles, along with related film properties and rights (the “film assets”). The film assets will be subject to any contractual rights previously granted to third parties. The purchase price for the film assets consists of the following:

•	The number of shares of Class A common Stock calculated as follows with the “average stock price” meaning the average of the closing price per share of the Class A Common Stock as reported on the Nasdaq National Market System on each trading day during the period beginning on November 6, 2000 (the date on which we publicly announced we were investigating the possibility of a transaction) and ending on the trading date immediately prior to the closing date for the films transaction:

(1)	if the average stock price is less than $17.00, then 35,294,118 shares;

(2)	if the average stock price is greater than $18.70, then 32,085,562 shares; or

(4)	if the average stock price is at least $17.00, but not greater than $18.70, then the number of shares shall equal $600,000,000 divided by the average stock price;

•	Our assumption or payment of $120 million of debt related to the film assets payable by Hallmark Entertainment, Inc. and certain of its affiliates to J.P. Morgan Chase & Company and other lenders under a credit and security agreement; and

•	Our assumption of $100 million of payables related to the film assets.

      Based on an average stock price of $18.09 from November 6, 2000, to April 10, 2001, when we signed the purchase and sale agreement, we would issue 33,169,794 shares. Based on the average stock price of $18.35 from November 6, 2000 to April 30, 2001, we would issue 32,697,548 shares. The value of the stock, based on this average price, would be $600 million, resulting in a total purchase price for the film assets of approximately $820 million. The closing price of shares of Class A common stock on the closing date may be higher or lower than the average stock price used in calculating the number of shares of Class A common stock we will issue in the transaction.

      In connection with the purchase of the film assets, we will enter into additional agreements, including a service agreement with Hallmark Entertainment regarding the administration, distribution and exploitation of the film assets, and amended program agreements between Hallmark Entertainment Distribution and each of Crown Media International and Odyssey Holdings. We and Hallmark Entertainment Distribution will also enter into a registration rights agreement regarding the shares issued in the films transaction.

      The films transaction is subject to stockholder approval at our annual meeting of stockholders scheduled to be held on June 7, 2001. The films transaction will be described in definitive proxy materials mailed to stockholders on or about May 7, 2001.

Contemplated Financing Arrangements Resulting from the Proposed Library Transaction

      One of the conditions to our closing the films transaction is that we enter into an agreement to assume $120 million of debt relating to the film assets or that we pay off that debt. We currently intend to arrange for a line of credit, which will include the $120 million to be assumed or paid by us. The proposed line of credit will also be used to repay the existing line of credit with HC Crown to repay two demand notes (dated November 19, 1999, and February 22, 2000, respectively) for a total amount of $37.8 million (including accrued interest at December 31, 2000) payable to HC Crown and to provide working capital to operate and expand our business.

      The existing line of credit with HC Crown is for up to $150 million and is payable no later than April 1, 2002. Proceeds from borrowing under the HC Crown line of credit of $22.5 million have also been used in our working capital.

      We plan to arrange the line of credit with a group of banks, for which JP Morgan Chase will be the agent bank. We anticipate that the terms of this new line of credit will include an interest rate at a certain percentage over the London Interbank Offered Rate, and collateral consisting of the film assets and most or all of our other assets. We also anticipate that the line of credit will include financial and other covenants. However, these terms are subject to final negotiations with the group of banks.

      We believe that the films transaction, if completed, will provide more flexibility for our future financings. Accordingly, we plan to file with the Securities and Exchange Commission in early June 2001 a shelf registration statement which would allow us to make over time one or more offerings in an aggregate total amount of up to $500 million of our securities. We expect that the securities covered by the registration statement will include our common stock, preferred stock, debt securities (which may or may not be convertible) and warrants to purchase stock. We are exploring the possibility of selling equity and debt securities for part of the total amount during 2001 using this registration statement, depending on market conditions, our projected cash needs and other factors. Proceeds from any such offerings in 2001 would be used to reduce our bank debt and other then existing indebtedness and to fund working capital. (This information does not constitute an offer of any securities for sale.)

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

      The Hallmark Channel and the Odyssey Network both have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of March 31, 2001, we had an accumulated deficit of approximately $295.6 million and net goodwill and other intangibles of approximately $328.3 million. Amortization of goodwill and other intangibles resulted in a $3.5 million charge to earnings for the three months ended March 31, 2001.

      As a result of the foregoing, we may not achieve or sustain profitability. If we are not able to achieve or sustain profitability, the trading price of our Class A common stock may fall significantly. We may seek during the next 12 months and thereafter additional funds to operate and expand our businesses. Any additional equity financings could result in dilution to our existing investors. Any debt financings will likely increase our interest expense and may impose restrictive covenants. However, we could experience increased capital needs in the future if our losses are greater, or continue for longer, than we anticipate. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      In order to diminish our losses and become profitable, it is imperative that we substantially increase our revenues, particularly advertising revenues. This in turn involves the distribution of our channels, attracting viewers to our channels and marketing our channels to advertisers, among other things. Risks associated with these areas of our business are described below.

We may seek in the next 12 months or thereafter to raise additional funds, which may not be available.

      We currently have in place a line of credit with HC Crown, for up to $150 million payable no later than April 1, 2002. The obligations of HC Crown under this line is supported by an irrevocable letter of credit with Bank of America. We contemplate replacement of this line of credit with a credit facility from a group of banks on or before March 31, 2002. We may also need to raise other external funds to operate and expand our business. We may not be able to obtain the replacement line of credit or obtain the needed additional funds, through borrowings or the issuance of additional equity, on acceptable terms or at all. It is a condition to closing the films transaction that we enter into an agreement to assume $120 million of debt relating to the film assets or that we pay off that debt. We currently intend to arrange for a line of credit, which will include the $120 million to be assumed or paid by us, and the repayment of the line of credit described above and certain demand notes payable to HC Crown. Further, whether or not the films transaction is completed, we may seek during the next 12 months and thereafter additional funds to operate and expand our businesses.

      If we cannot raise needed funds on acceptable terms, we may not be able to:

•	complete the films transaction;

•	expand our domestic and international distribution as anticipated;

•	grow our advertising revenues;

•	continue our current operations;

•	remain current with evolving industry standards;

•	take advantage of future opportunities; or

•	respond to competitive pressure.

Because we depend on Hallmark Entertainment for a significant portion of our programming, the loss or interruption of that programming would severely disrupt our operations and services.

      We may be unable to implement our operating strategy successfully without the continued availability and commercial success of programming from Hallmark Entertainment. Under our program agreements with Hallmark Entertainment Distribution, we are required to license substantially all of the programming owned or controlled by Hallmark Entertainment for the markets in which we operate during the five three-month terms of the agreements. If this programming were to become unavailable or unsuccessful for any reason during the term of the program agreements, we could be unable to obtain alternative programming of equivalent quality and popularity or on terms as favorable to us. Consequently, any significant interruption in the supply of programming from Hallmark Entertainment for any reason could hinder our ability to attract and retain subscribers, generate revenues and achieve profitability.

      If the films transaction is completed, our program agreements with Hallmark Entertainment Distribution will be amended to, among other things, exclude the acquired film assets from the agreements. Although this will lessen our dependence on Hallmark Entertainment for programming to some extent, we will continue to be dependent on Hallmark Entertainment for new programming and for films not being acquired by us.

If we are unable to obtain programming from parties other than Hallmark Entertainment, we may be unable to increase our subscriber base.

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

      The success of our programming depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming to decline in popularity, which could cause a decline in both advertising and subscriber fees revenue. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. In particular, our ability to react effectively may be limited by our obligation to license programming from Hallmark Entertainment Distribution, The Jim Henson Company and the National Interfaith Cable Coalition, each of which has standards that limit the types of programming that they will provide to us. In addition, our competitors may have more flexible programming arrangements, as well as greater volumes of production, distribution and capital resources, and may be able to react more quickly to shifts in tastes and interests. We may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming.

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

      Hallmark Entertainment controls all of our outstanding shares of Class B Common Stock, representing approximately 90% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment’s control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Class A Common Stock. As a result, the market price of our Class A Common Stock or our business could suffer. Hallmark Entertainment’s control relationship with us also could give rise to conflicts of interest, including:

•	conflicts between Hallmark Entertainment, as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

•	conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by Hallmark Entertainment or its other affiliates, on the other hand; or

•	conflicts related to existing or new contractual relationships between us, on the one hand, and Hallmark Entertainment and its affiliates, on the other hand.

      In addition, persons serving as directors, officers or employees of both us and Hallmark Entertainment may have conflicting duties to each. For example, it is currently contemplated that Robert A. Halmi, Jr. will continue in his current positions as our Chairman of the Board and as President and Chief Executive Officer of Hallmark Entertainment, which could create potential conflicts of interest. As a result, it is possible that we may receive less favorable contractual terms from Hallmark Entertainment than if none of our officers or directors had any affiliation with Hallmark Entertainment.

We could lose the right to use the name “Hallmark” because we have limited-duration trademark license agreements, which could harm our business.

      We license various uses of the name “Hallmark” from Hallmark Cards, including naming each of our international and domestic channels the Hallmark Channel. The two-year license agreement for our international channel, dated as of December 1, 2000, permits the use of the Hallmark trademarks outside the United States and Canada so long as Hallmark Cards and its wholly-owned subsidiaries collectively own at lease 51% of the voting interest and at least 35% of the equity interest in Crown Media Holdings and designate a majority of our board of directors, and so long as there is no event of default under the agreement. The license agreement for our domestic channel, dated as of March 27, 2001, permits the use of the Hallmark trademarks in the United States through August 30, 2003, under terms substantially similar to the terms applicable to the license of our international channel. If Hallmark Cards fails to renew the trademark license agreement for any reason, including our failure to meet minimum programming thresholds dependent on programming provided by its affiliates or to comply with Hallmark Cards’ programming standards as determined in its sole discretion, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and revenues.

If our third-party suppliers fail to provide us with network infrastructure services on a timely basis or if our Network Operations Center fails, our costs could increase and our growth could be hindered.

      We currently rely on third parties to supply key network infrastructure services, including uplink, playback, transmission and satellite services to certain of our markets, which are available only from limited sources. We have occasionally experienced delays and other problems in receiving communications equipment, services and facilities and may, in the future, be unable to obtain such services, equipment or facilities on the scale and within the time frames required by us on terms we find acceptable, or at all. If we are unable to obtain, or if we experience a delay in the delivery of, such services, we may be forced to incur significant unanticipated expenses to secure alternative third party suppliers or adjust our operations, which could hinder our growth and reduce our revenues and profitability.

      We commenced operations at our Network Operations Center (the “NOC”) in February 2001. We are currently using the NOC for the origination and playback of signals for the Hallmark Channel internationally in Europe, Latin America, Africa and the Middle East and intend to expand our use of the NOC as existing contracts with third-party vendors expire. Like other single-point facilities, the NOC is subject to interruption from fire, tornados, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the NOC’s services. Some broadcasters have duplicate broadcast centers; we currently do not have and are not planning such a duplicate facility. Any significant interruption at the NOC affecting the broadcast of our channels could have an adverse effect on our operating results and financial condition.

Our contract with a third-party supplier includes a preemptable clause.

      Our C-3 satellite (“transponder 5”) is currently the only integrated domestic source for our domestic signal. Our use of transponder 5 can be preempted by users of other so-called “protected” transponders on the C-3 satellite. Thus, it is possible that our domestic signal could be removed from time to time from the C-3 satellite. Any such interruptions could materially affect viewership of our channels and thus have a material adverse effect on our revenues.

      Our C-3 satellite currently has a projected end of life in late 2004 or early 2005. We will need to replace this satellite with an equally reliable satellite. Further, although the C-3 satellite has been stable and reliable since commencing operation in 1992, any technological or other issues with the satellite could affect our ability to transmit our programming.

We do not have complete control over Odyssey Holdings, which could hinder our ability to expand that business.

      A stockholder agreement originally signed prior to the completion of our May 9, 2000, initial public offering and amended in February 2001 requires:

•	that we broadcast at least 15 1/2 hours of weekly faith and values programming;

•	that the National Interfaith Cable Coalition will produce for Odyssey Holdings up to six holiday specials per year;

•	that Odyssey Holdings will assist the National Interfaith Cable Coalition in launching and operating a new channel, including providing management and operation services, with some services at no cost and some services for fees;

•	that we require any party to which we transfer our interests in Odyssey Holdings to either assume those programming obligations to NICC or, at NICC’s election, to buy all of the shares of Crown Media Holdings held by NICC at their then current market value. This may limit our ability to implement strategies; and

•	that if, after good faith negotiation between Odyssey Holdings and the National Interfaith Cable Coalition, agreement is not reached and Odyssey Holdings does not elect to continue the agreement beyond the expiration date of March 2006, the National Interfaith Cable Coalition is entitled to compel us to buy all of the shares of Crown Media Holdings held by it at their then current market value no later than 60 days following the expiration of the agreement. Odyssey Holdings, however, can nullify this put by NICC by electing to continue the programming and funding commitments at the same levels.

Our programming could be affected by a possible strike of the Screen Actors Guild, the American Federation of Television and Radio Artists, or the Writers Guild of America.

      The current contract of the Screen Actors Guild (“SAG”) and American Federation of Television and Radio Artists (“AFTRA”) with the motion picture and television producers expires on June 30, 2001. The parties have discussed issues involved in the contract, including residuals and other economic issues. The Writers Guild of America’s (“WAG”) contract with producers expired on May 1, 2001, although the parties continue to negotiate. We do not know whether renewal agreements can be negotiated without a strike. Others in the entertainment business might join any strike. If the SAG, AFTRA or WAG strike, the strike could affect our ability to acquire programs or the costs of those programs. Any interruption in programming or an increase in costs could have a material adverse effect on our results of operations or financial condition.

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

      Historically, a significant portion of our revenues have been generated from foreign operations. In order to maintain or expand our presence in foreign markets, we have entered and may in the future enter into joint ventures or other strategic relationships with local operators in those markets. Such relationships may, among other things, require us to issue additional equity, make minimum capital contributions, or inhibit our ability to make decisions with respect to operations in those markets. Certain foreign laws, regulations and judicial procedures may not be as protective of programmer rights as those which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. To the extent that significant currency fluctuations result in materially higher costs to any of our foreign customers, those customers may be unable or unwilling to make the required payments. We are subject to delays in access to courts and to the remedies local laws impose in order to collect our payments and recover our assets. In the future, we may experience problems with collecting accounts due from foreign customers, which would adversely affect our revenues and income. Our growth and profitability may also suffer as a result of, among other matters, competitive pressures on video delivery, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or affecting a particular customer.

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

The amount of our goodwill and other intangibles may hinder our ability to achieve profitability.

      As a result of the reorganization and acquisition in May 2000, our acquisition in March 2001 of the remaining common ownership interests in Odyssey Holdings and the 50% interest in H&H Programming — Asia not previously owned by us, we generated a significant amount of goodwill and other intangibles which we are amortizing on a straight-line basis over 20 years and 10 years, respectively. The amount of goodwill and other intangibles that we amortize in any given period is treated as a charge against earnings under accounting principles generally accepted in the United States; as a result, the amortization of our goodwill and other intangibles may hinder our ability to achieve profitability. If we are required to write-off our goodwill and other intangibles or accelerate the amortization of our goodwill and other intangibles, our results of operations, stockholders’ equity or profitability could be materially adversely affected.

Risks Relating To Our Industry

Competition could reduce our channel revenues and our profitability.

      We operate in the pay television business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment companies that have substantially greater resources than we have, our operating margins and market share could be reduced, and the growth of our business inhibited. In particular, we compete for distribution with other pay television channels and, when distribution is obtained, compete for viewers and advertisers with pay television channels, broadcast television networks, radio, the Internet and other media. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, television, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information. In addition, future technological developments may affect competition within this business.

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

      We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2001, the decline of the fair value of the fixed income portfolio would not be material. We do not currently engage in any currency hedging transactions.

      As of March 31, 2001, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $11.9 million. Of that amount, all was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

      The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At March 31, 2001, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three months ended March 31, 2001, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

      We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against risks associated with any of our investing or financing activities.

      As of March 31, 2001, we estimated the fair value of our debt and other notes payable, excluding accrued interest, to be approximately $8.2 million using quoted market prices where available, or discounted cash flow analyses. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $773,000. A hypothetical 10% increase in assumed interest rates would increase our interest expense by $650,000. These calculations include the assumption that the balance of our outstanding debt as of March 31, 2001, would not change during the three months and that a yearly interest rate was used. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.

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

Our interest expense is subject to fluctuations in interest rates.

      Our material interest bearing assets, or interest bearing portfolio consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing portfolio was $11.9 million, or 1.9% of total assets, as of March 31, 2001. Net interest expense related to this portfolio was $760,000, or 3.3% of our total revenues. Our net interest expense is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest bearing portfolio.

We are exposed to risks relating to foreign currency exchange rates and foreign economic conditions.

      We will evaluate our foreign currency exposure on a net basis. We receive subscriber fees revenue from countries throughout the world. Increasingly, however, these revenues are being offset by expenses arising from our foreign facilities as well as non-U.S. dollar expenses. Currently, our foreign expenses exceed our revenues. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which our services are sold. We are exposed to changes in exchange rates in Latin America, Europe, Asia, and Africa. Our exposure to foreign exchange rates primarily exists with the British pound. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar-based revenues decreases; when the U.S. dollar weakens, the U.S. dollar value of non-U.S. dollar-based revenues increases. Accordingly, changes in exchange rates, and in particular, a strengthening of the U.S. dollar, may adversely affect our revenues as expressed in U.S. dollars.

PART II:  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)

Exhibit
Number		Description

10.1	—	Amended and Restated Trademark License Agreement, dated March 27, 2001, between Hallmark Licensing, Inc. and Odyssey Holdings, LLC.
10.2	—	Agreement dated as of February 22, 2001, among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp.
10.3	—
Purchase and Sale Agreement dated April 10, 2001, between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, LLC, incorporated by reference to Appendix A to preliminary proxy materials filed on April 13, 2001.

10.4	—	Program License Agreement, dated March 14, 2001, between EM.TV Merchandising AG and Odyssey Holdings, L.L.C.

Exhibit
Number		Description

10.5	—	License Agreement, dated March 14, 2001, between The Jim Henson Company, Inc. and Odyssey Holdings, L.L.C.
99	—	Press Releases of Crown Media Holdings, Inc. dated March 28, 2001, April 12, 2001, and May 1, 2001.

      (b)  Reports on Form 8-K

      During the quarter ended March 31, 2001, we filed a Form 8-K Report on March 28, 2001 concerning Item 5 “Other Events.”

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2001

CROWN MEDIA HOLDINGS, INC.

/s/ DAVID J. EVANS

David J. Evans
President, Chief Executive Officer
and Director
Crown Media Holdings, Inc.
(Principal Executive Officer)

Date: May 3, 2001

/s/ WILLIAM J. ALIBER

William J. Aliber
Executive Vice President and
Chief Financial Officer
Crown Media Holdings, Inc.
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

10.1	—	Amended and Restated Trademark License Agreement, dated March 27, 2001, between Hallmark Licensing, Inc. and Odyssey Holdings, LLC.
10.2	—	Agreement dated as of February 22, 2001, among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp.
10.3	—
Purchase and Sale Agreement dated April 10, 2001, between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, LLC, incorporated by reference to Appendix A to preliminary proxy materials filed on April 13, 2001.

10.4	—	Program License Agreement, dated March 14, 2001, between EM.TV & Merchandising AG and Odyssey Holdings, L.L.C.
10.5	—	License Agreement, dated March 14, 2001, between The Jim Henson Company, Inc. and Odyssey Holdings, L.L.C.
99	—	Press Releases of Crown Media Holdings, Inc. dated March 28, 2001, April 12, 2001, and May 1, 2001.