Form 10-Q
period 2001-06-30
CROWN MEDIA HOLDINGS INC
filed 2001-07-31
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
         [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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
if Changed Since Last Report.)

Indicate by check mark whether the registrant:   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

As of July 27, 2001, the number of shares of Class A Common Stock, $.01 par value outstanding was 34,795,456, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
Introductory Comments
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
Management's Discussion and Analysis of Pro Forma Results of Operations
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II: OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-3.2 Amend. to Amended/Restated Cert. of Incorp.
EX-10.1 $50,000,000 Promissory Note
EX-10.2 Amendment No. 1 to the Promissory Note
EX-99 Press Releases

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

      In this Form 10-Q, the terms “we,” “us” and “our” refer to Crown Media Holdings, and, unless the context requires otherwise, Crown Media International, Inc. (“Crown Media International”), Crown Media United States, LLC (“Crown Media United States”), and H&H Programming — Asia, L.L.C. (“H&H Programming — Asia”), subsidiaries of Crown Media Holdings that operate our businesses. The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

      The names Hallmark, Hallmark Entertainment, Crayola and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

      The Consolidated Financial Statements of Crown Media Holdings included herein have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K filed for the year ended December 31, 2000. Additionally, the Consolidated Financial Statements should be read in conjunction with Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

      The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year 2001.

      The following unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 2000 and 2001, have been derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This unaudited pro forma financial information is qualified in its entirety by reference to, and should be read in conjunction with, our unaudited financial statements contained in this Form 10-Q and related notes thereto for the three and six months ended June 30, 2000 and 2001, as well as our historical consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

      The consolidated financial statements of Crown Media Holdings include the assets, liabilities and results of Crown Media International for all periods presented. Crown Media Holdings considers Crown Media International as a predecessor corporation for financial reporting purposes. The historical consolidated financial statements of Crown Media Holdings also include the results of operations for (i) 22.5% of the common interests in Crown Media United States (formerly Odyssey Holdings, LLC) owned by Crown Media Holdings for the entire year ended December 31, 2000, under the equity method (ii) an additional 55% of the common interests in Crown Media United States owned by us since May 9, 2000, when we completed our initial public offering and acquired those additional interests, (iii) the remaining 22.5% common interests in Crown Media United States owned by us since March 15, 2001, when we acquired those remaining common interests, and (iv) the 100% interest in H&H Programming — Asia since March 15, 2001, when we acquired the remaining 50% interest in that entity.

      The unaudited pro forma financial information stated below presents a summary of consolidated results of operations of Crown Media Holdings, Crown Media International, Crown Media United States and H&H Programming — Asia, as if each of these acquisitions listed above had occurred on January 1 of the periods presented, along with certain pro forma adjustments to give effect to the amortization of goodwill and other intangibles and other adjustments. The unaudited pro forma financial information is not necessarily indicative of the results of operations had the transactions been effected on the assumed dates.

      The following summary of Crown Media Holdings’ unaudited pro forma consolidated statements of operations and related Management’s Discussion and Analysis of Pro Forma Results of Operations have been included to provide a comparative basis for users of Crown Media Holdings’ financial information.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

		(Unaudited)
Revenues:

Subscriber fees	$11,773	$16,712	$22,922	$32,676

Advertising	3,045	7,673	4,762	13,724

Advertising by Hallmark Cards	692	1,617	1,255	2,710

Other	232	475	464	497

Total revenues	15,742	26,477	29,403	49,607

Cost of Services:

Programming costs:

Affiliates	12,054	16,033	19,824	31,298

Non-affiliates	3,376	6,851	7,437	12,496

Operating costs	16,007	13,234	23,841	28,282

Total cost of services	31,437	36,118	51,102	72,076

Selling, general and administrative expenses	16,450	23,474	35,435	41,408

Marketing expenses	5,887	6,372	9,335	16,826

Amortization of goodwill and other intangibles	5,469	5,469	10,938	10,938

Loss from operations	(43,501)	(44,956)	(77,407)	(91,641)

Interest income (expense), net	58	(1,652)	(45)	(2,466)

Net loss before income taxes	(43,443)	(46,608)	(77,452)	(94,107)

Income tax provision	(318)	(621)	(551)	(1,006)

Net loss	$(43,761)	$(47,229)	$(78,003)	$(95,113)

Weighted average number of Class A and Class B shares Outstanding	65,377	65,443	65,377	65,429

Net loss per share	$(0.67)	$(0.72)	$(1.19)	$(1.45)

Management’s Discussion and Analysis of Pro Forma Results of Operations

Three and Six Months Ended June 30, 2001, Compared to Three and Six Months Ended June 30, 2000

      Revenues.   Total revenues for the three and six months ended June 30, 2001, increased to $26.5 million and $49.6 million, respectively, from $15.7 million and $29.4 million, which represent increases of $10.8 million, or 68%, and $20.2 million, or 69%, respectively, over the comparable periods in 2000. Subscriber fees revenue increased to $16.7 million and $32.7 million, respectively, from $11.8 million and $22.9 million, for the three and six months ended June 30, 2001, which represent increases of $4.9 million, or 42%, and $9.8 million, or 43%, respectively, over the comparable periods in 2000. The increased subscriber fees revenue resulted from new market launches and expanded distribution in existing markets. The number of subscribers to the Hallmark Channel, as of June 30, 2001, increased to 73.1 million from 54.9 million as of June 30, 2000, which represents an increase of 18.2 million, or 33%. As international subscriber fees continue to experience downward pressure (for the reasons described below) and our subscriber base expands, we continue to focus on increasing advertising revenues. Advertising revenues increased to $9.3 million and $16.4 million from $3.7 million and $6.0 million, respectively, for the three and six months ended June 30, 2001, which represent increases of $5.6 million, or 149%, and $10.4 million, or 173%, respectively, over the comparable periods in 2000. The increases in advertising revenues reflect our growth in subscribers, higher advertising rates, channel programming which became more attractive to advertisers, and expanded sales of advertising time primarily in the United States, the United Kingdom and Latin America.

      Total subscriber fees revenue increased at a greater rate than subscribers primarily as the result of the addition of certain domestic long-term distribution agreements. However, subscribers of our international channel increased at a higher rate than international subscriber fees revenue primarily because a number of new subscribers were added during promotional periods in which fees were reduced or waived. During the first quarter of 2001, distribution of our international channel was expanded in Taiwan to approximately 4.0 million subscribers and launched in South Korea to approximately 1.2 million subscribers. Fifty percent and 56% of total revenues for the three and six months ended June 30, 2001, and 66% and 67%, respectively, of total revenues for the three and six months ended June 30, 2000, were earned internationally. Subscribers to our domestic channel increased from 26.7 million as of June 30, 2000, to 31.3 million as of June 30, 2001, which represents an increase of 4.6 million, or 17%. Additionally, rates for domestic subscriber fees and advertising revenues increased as a result of our newly executed distribution agreements. International fees per subscriber are expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry from subscriber fees revenue to advertising revenue, and the economic turbulance in certain of our markets.

      Ratings on our domestic channel increased over the prior year’s quarter. Our Adult 18-54 audience composition in Primetime (Monday through Sunday 8 — 11 p.m.) increased 9%. Our Total Day rating for the second quarter of 2001 matched the ratings of the second quarter of 2000, and our Primetime ratings increased 33% over the second quarter of 2000.

      Cost of services.   Cost of services for the three and six months ended June 30, 2001, increased to $36.1 million and $72.1 million from $31.4 million and $51.1 million, which represent increases of $4.7 million, or 15%, and $21.0 million, or 41%, respectively, over the comparable periods in 2000. Cost of services as a percent of total revenue decreased to 136% and 145%, respectively, for the three and six months ended June 30, 2001, as compared to 200% and 174%, respectively, for the three and six months ended 2000. These decreases were primarily due to the Company’s increased employment of in-house resources to produce interstitials (which are promotional segments that are aired between programs) and the utilization of the Network Operations Center to perform certain playback functions previously provided by third-party vendors. Programming costs for the three and six months ended June 30, 2001, rose 48% and 61%, respectively, as we invested in additional and higher quality programming, including the greater use of Hallmark Entertainment Distribution titles necessary to fulfill our programming strategy. We also acquired and continue to amortize popular programming from third-party suppliers to meet this strategy. To enhance the quality of our new and existing subscribers' pay television experience and support the utilization of the Network Operations Center, we expanded our broadcast operations, contributing to the rise in our operating costs. Total cost of services increased due to our amortizing additional licensed programming and servicing our expanded markets.

      Selling, general and administrative expenses.   Selling, general and administrative expenses for the three and six months ended June 30, 2001, increased to $23.5 million and $41.4 million from $16.5 million and $35.4 million, which represent increases of $7.0 million, or 43%, and $6.0 million, or 17%, respectively, over the comparable periods in 2000. These increases primarily reflect increased costs associated with supporting expanded distribution in existing markets, supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels. Selling, general and administrative expenses as a percent of total revenue decreased to 89% and 84%, respectively, for the three and six months ended June 30, 2001, as compared to 105% and 121%, respectively, for the three and six months ended June 30, 2000. These decreases are due to increases in total revenues of 68% and 69%, respectively, noted above and decreases in travel, entertainment, and other costs.

      Marketing expenses.   Marketing expenses for the three and six months ended June 30, 2001, increased to $6.4 million and $16.8 million from $5.9 million and $9.3 million, which represent increases of $486,000, or 8%, and $7.5 million, or 80%, respectively, over the comparable periods in 2000. Marketing expenses increased in the first and second quarters of 2001 due to the airing of several movies supported by aggressive marketing campaigns to drive consumer awareness and the introduction of our new brand package, which includes branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand began a worldwide roll-out on November 1, 2000. Additionally, in an effort to strengthen our domestic brand awareness, we incurred and will continue to incur expenses related to the promotion and advertising campaigns supporting our August 5, 2001, relaunch of the Odyssey Network as the Hallmark Channel.

      Amortization of goodwill and other intangibles.   Amortization of goodwill and other intangibles for both the three and six months ended June 30, 2001 and 2000, were $5.5 million and $10.9 million, respectively. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which is being amortized over 20 years. In conjunction with the acquisition of EM.TV & Merchandising AG’s (“EM.TV”) 50% interest in H&H Programming — Asia and the remaining 22.5% common interests in Crown Media United States on March 15, 2001, we recorded goodwill and other intangibles in the amount of $92.6 million, which are being amortized over 10 years subject to final appraisal. The amortization of goodwill arising from past acquisitions will cease as of January 1, 2002, in accordance with revised accounting standards issued by the Financial Accounting Standards Board in June 2001. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. We have not yet fully assessed the impact of these new standards on our prospective financial statements, but we expect that the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

      Loss from operations.   Loss from operations for the three and six months ended June 30, 2001, increased to $45.0 million and $91.6 million, respectively, from $43.5 million and $77.4 million, respectively, which represent increases of $1.5 million, or 3%, and

$14.2 million, or 18%, over the comparable periods in 2000. This increase was primarily due to aggressive marketing campaigns for our domestic channel and the introduction of our new brand package. Additionally, this increase was partially offset by the Company’s increased utilization of in-house resources to produce interstitial product and the employment of the Network Operations Center to perform certain playback functions previously provided by third-party vendors.

      Interest income (expense), net.   Net interest expense for the three and six months ended June 30, 2001, increased to $1.7 million and $2.5 million from $58,000 net interest income and $45,000 net interest expense, which represent increases of $1.7 million, and $2.5 million, respectively, over the comparable periods in 2000. These increases were primarily due to increased borrowings to fund operations.

      Income tax provision.   Income tax provision for the three and six months ended June 30, 2001, increased to $621,000 and $1.0 million from $318,000 and $551,000, which represent increases of $303,000, or 95%, and $455,000, or 83%, respectively, over the comparable periods in 2000. These increases were due to the tax on the foreign-based income resulting from increased international subscriber fees revenue as discussed above.

      Net loss.   Net loss for the three and six months ended June 30, 2001, increased to $47.2 million and $95.1 million from $43.8 million and $78.0 million, which represent increases of $3.4 million, or 8%, and $17.1 million, or 22%, respectively, over the comparable periods in 2000. These increases in net loss for the three and six months ended June 30, 2001, were attributable to a combination of the factors discussed above.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of	As of
	December 31,	June 30,
	2000	2001

		(Unaudited)
ASSETS

Cash and cash equivalents	$34,274	$5,898

Accounts receivable, less allowance for doubtful accounts of $2,917 and $5,351, respectively	18,159	25,867

Program license fees — affiliates, net of accumulated amortization	25,130	46,171

Program license fees — non-affiliates, net of accumulated amortization	19,885	27,342

Subtitling and dubbing, net of accumulated amortization	1,525	2,173

Prepaids and other assets	3,181	3,588

Total current assets	102,154	111,039

Restricted cash	340	340

Accounts receivable, net of current portion	3,074	4,764

Program license fees — affiliates, net of current portion	86,640	66,670

Program license fees — non-affiliates, net of current portion	28,750	20,302

Subtitling and dubbing, net of current portion	4,227	4,752

Subscriber acquisition fees, net of accumulated amortization	29,670	29,847

Property and equipment, net of accumulated depreciation	31,067	46,668

Investment in/advances to unconsolidated entity	611	—

Goodwill and other intangibles, net of accumulated amortization	240,141	323,728

Prepaids and other assets, net of current portion	3,404	2,246

Total assets	$530,078	$610,356

LIABILITIES

Accounts payable and accrued liabilities	$26,027	$26,476

Subscriber acquisition fees payable	27,770	22,066

License fees payable to affiliates	92,589	114,241

License fees payable to non-affiliates	16,851	18,197

Payable to affiliates	7,023	3,634

Note and interest payable to non-affiliate	—	2,803

Notes and interest payable to HC Crown	37,549	98,602

Capital lease obligation	—	1,264

Deferred programming revenue	713	395

Total current liabilities	208,522	287,678

Accrued liabilities, net of current portion	18	443

License fees payable to affiliates, net of current portion	27,309	25,727

License fees payable to non-affiliates, net of current portion	22,421	19,083

Capital lease obligation, net of current portion	—	11,396

Preferred minority interest	25,000	25,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Class A common stock, $.01 par value; 200,000,000 shares authorized; issued shares of 34,730,505 and 34,793,941; outstanding shares of 29,352,784 and 34,793,941 as of December 31, 2000, and June 30, 2001, respectively	294	348

Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,670,422 as of December 31, 2000, and June 30, 2001, respectively	307	307

Paid-in capital	496,697	584,041

Accumulated other comprehensive loss	(12)	(792)

Accumulated deficit	(250,478)	(342,875)

Total stockholders’ equity	246,808	241,029

Total liabilities and stockholders’ equity	$530,078	$610,356

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

		(Unaudited)
Revenues:

Subscriber fees	$10,429	$16,712	$19,090	$32,595

Advertising	2,029	7,673	2,146	13,725

Advertising by Hallmark Cards	342	1,617	342	2,710

Management fees from unconsolidated entity and other	712	475	1,227	486

Total revenues	13,512	26,477	22,805	49,516

Cost of Services:

Programming costs:

Affiliates	6,823	16,033	9,703	30,623

Non-affiliates	3,196	6,851	5,295	12,474

Operating costs	13,837	13,234	19,694	27,682

Total cost of services	23,856	36,118	34,692	70,779

Selling, general and administrative expenses	13,943	23,474	20,615	41,237

Marketing expenses	4,856	6,372	5,529	16,827

Amortization of goodwill and other intangibles	1,962	5,469	2,374	8,996

Loss from operations	(31,105)	(44,956)	(40,405)	(88,323)

Equity in net losses of unconsolidated entities and investment expenses	(2,378)	—	(7,160)	(655)

Interest income (expense), net	18	(1,652)	(285)	(2,412)

Net loss before income taxes	(33,465)	(46,608)	(47,850)	(91,390)

Income tax provision	(318)	(621)	(552)	(1,006)

Net loss	$(33,783)	$(47,229)	$(48,402)	$(92,396)

Other comprehensive loss:

Foreign currency translation adjustment	(25)	(314)	(25)	(781)

Comprehensive loss	$(33,808)	$(47,543)	$(48,427)	$(93,177)

Weighted average number of Class A and Class B shares Outstanding	48,953	65,443	41,558	63,218

Net loss per share	$(0.70)	$(0.72)	$(1.20)	$(1.46)

      The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2000	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(48,402)	$(92,396)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization and depreciation	20,979	61,991

Provision for losses on accounts receivable	1,989	3,117

Equity in net losses of unconsolidated subsidiaries	7,160	655

Stock-based compensation	5,427	909

Gain on sale of property and equipment	—	(7)

Changes in operating assets and liabilities net of effects from purchases of Crown Media United States and H&H Programming — Asia:

Increase in accounts receivable	(6,493)	(11,144)

Decrease in interest receivable	34	—

Additions to program license fees	(19,496)	(40,068)

Increase in subtitling and dubbing	(1,484)	(2,493)

Increase in prepaids and other assets	(478)	(2,705)

Increase (decrease) in accounts payable and accrued liabilities	2,712	(3,305)

Increase (decrease) in subscriber acquisition fees payable	560	(5,703)

Increase (decrease) in affiliate license fees payable	(18,314)	14,494

Increase (decrease) in payable to affiliates	519	(3,389)

Decrease in deferred revenue	(1,134)	(318)

Net cash used in operating activities	(56,421)	(80,362)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(9,955)	(8,538)

Proceeds from disposition of property and equipment	—	83

Cash acquired from the purchase of Crown Media United States	13,055	—

Acquisition of H&H Programming — Asia, net of cash	—	(482)

Other investments in and issuance of note receivable	(2,466)	—

Net cash provided by (used in) investing activities	634	(8,937)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock, net of issuance costs	125,351	—

Proceeds from the issuance of common stock due to exercise of stock options	—	670

Capital contributions	10,000	—

Borrowings from H.C. Crown note payable	24,832	62,502

Borrowings from non-affiliate note payable	—	225

Repayment of borrowings on H.C. Crown note payable	—	(1,450)

Repayment of borrowings on non-affiliate note payable	—	(314)

Repayment of borrowings on Crown Media United States note payable	(10,000)	—

Principal payments under capital lease obligation	—	(593)

Net cash provided by financing activities	150,183	61,040

Effect of exchange rate changes on cash	25	(117)

Net increase (decrease) in cash and cash equivalents	94,421	(28,376)

Cash and cash equivalents, beginning of period	3,866	34,274

Cash and cash equivalents, end of period	$98,287	$5,898

Supplemental disclosure of cash and non-cash activities:

Interest paid	$449	$2,321

Income taxes paid	$552	$1,006

Accretion related to predecessor Class B common stock subject to put and call through May 9, 2000	$1,484	$—

Asset acquired through capital lease obligation	$—	$13,252

Purchase of Crown Media United States and H&H Programming — Asia, net of cash acquired:

Accounts receivable and other assets	$12,571	$1,715

Program license fees	84,079	2,678

Subscriber acquisition fees	24,422	—

Goodwill and other intangibles	248,780	92,583

Accounts payable and other liabilities	18,951	2,089

Subscriber acquisition fees payable	27,210	—

Note and interest payable to non-affiliate	—	2,892

License fees payable — affiliate	64,317	5,694

Preferred minority interest	25,000	—

Issuance of Class A common stock	216,901	85,819

      The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization

Organization

      Crown Media Holdings owns and operates pay television channels dedicated to high quality, broad appeal, entertainment programming, in the United States and in various countries throughout the world. Internationally, the Hallmark Channel (formerly known as the Hallmark Entertainment Network) is operated and distributed in more than 100 international countries by Crown Media International, which commenced operations as a Delaware corporation in June 1995. Domestically, the Hallmark Channel (to be so renamed on August 5, 2001, from the Odyssey Network) is operated and distributed by Crown Media United States LLC which commenced operations as a limited liability company in July 1995. Significant investors in Crown Media Holdings include Hallmark Entertainment, Inc. (“Hallmark Entertainment”), a subsidiary of Hallmark Cards, Incorporated, Liberty Media Corp., the National Interfaith Cable Coalition (“NICC”) and J. P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”).

      Crown Media Holdings was established as a holding company with no material assets, liabilities, contingent liabilities or operations prior to the completion of our reorganization and initial public offering on May 9, 2000. Therefore, for the periods prior to May 9, 2000, for financial reporting purposes, we are reporting the assets, liabilities and results of operations of Crown Media International, as Crown Media Holdings and Crown Media International were entities under common control before and after the reorganization.

      On May 9, 2000, Crown Media Holdings completed a reorganization in which all of Crown Media Holdings’ outstanding shares were exchanged for 100% of Crown Media International and 77.5% of the common interests in Crown Media United States. Our consolidated financial statements include the assets and liabilities of Crown Media International at their historical carrying values since both we and Crown Media International are entities under common control before and after the reorganization. The accompanying consolidated financial statements also include the assets and liabilities and results of operations of Crown Media Holdings’ other indirect, wholly and majority-owned subsidiaries. Additionally, on May 9, 2000, we acquired Liberty Media’s 32.5% interest in Crown Media United States and NICC’s 22.5% interest in Crown Media United States, and included these interests in our consolidated financial statements at their fair market value using purchase accounting as of the date of the reorganization. In conjunction with the reorganization, Crown Media Holdings completed its initial public offering of 10,000,000 shares of Class A common stock at $14 per share. The net proceeds from this offering, after expenses and underwriting discounts and commissions, were approximately $125.4 million.

      Crown Media United States initially dedicated its pay television channel in the United States primarily to religious programming. In April 1999, Crown Media United States relaunched its channel as one dedicated to high-quality family programming.

      Prior to the initial public offering and reorganization, Crown Media International held a 22.5% common equity interest in Crown Media United States. The assets and liabilities of Crown Media United States and its subsidiaries relating to Crown Media International’s original 22.5% interest in Crown Media United States are included in Crown Media Holdings’ consolidated financial statements based on their historical carrying values. Crown Media International’s 50% interest in H&H Programming — Asia, which operated The Kermit Channel until December 2000, was treated as an equity investment until March 15, 2001, in Crown Media Holdings’ consolidated financial statements. On March 15, 2001, Crown Media Holdings acquired from The Jim Henson Company, Inc. (“The Jim Henson Company”) the remaining 22.5% common interests in Crown Media United States and the remaining 50% interest in H&H Programming — Asia which we did not previously own, for approximately $85.8 million. In consideration for these ownership interests, we issued approximately 5.4 million shares of our Class A common stock to The Jim Henson Company. The acquisition was recorded at fair market value using purchase accounting as of March 15, 2001.

Recent Developments

Proposed Films Transaction

      We have entered into an agreement for the purchase by us from Hallmark Entertainment Distribution, LLC (“Hallmark Entertainment Distribution”) (the “films transaction”) of made-for-television movies, specials, theatrical films, mini-series, series and made-for-video product consisting of 702 titles, along with related film properties and rights (the “film assets”). The film assets will be subject to any contractual rights previously granted to third parties. The purchase price for the film assets consists of the following:

•	The number of shares of Class A Common Stock calculated as follows with the “average stock price” meaning the average of the closing price per share of the Class A Common Stock as reported on the Nasdaq National Market System on each trading day during the period beginning on November 6, 2000 (the date on which we publicly announced we were investigating the possibility of a transaction) and ending on the trading date immediately prior to the closing date for the films transaction:

(1)	if the average stock price is less than $17.00, then 35,294,118 shares;

(2)	if the average stock price is greater than $18.70, then 32,085,562 shares; or

(3)	if the average stock price is at least $17.00, but not greater than $18.70, then the number of shares shall equal $600,000,000 divided by the average stock price.

•	Our assumption or payment of $120.0 million of debt related to the film assets payable by Hallmark Entertainment, Inc. and certain of its affiliates to J.P. Morgan Chase & Company and other lenders under a credit and security agreement; and

•	Our assumption of $100.0 million of payables related to the film assets.

      Based on an average stock price of $18.09 from November 6, 2000, to April 10, 2001, when we signed the purchase and sale agreement, we would issue 33,169,794 shares. The value of the stock, based on this average price, would be $600.0 million, resulting in a total purchase price for the film assets of approximately $820.0 million. The closing price of shares of Class A common stock on the closing date may be higher or lower than the average stock price used in calculating the number of shares of Class A common stock we will issue in the transaction. Of the shares issued in the transaction, 425,000 shares will be issued in escrow and will be returned to us if a previously announced, proposed settlement of a lawsuit related to the films transaction becomes final.

      In connection with the purchase of the film assets, we will enter into additional agreements, including a service agreement with Hallmark Entertainment regarding the administration, distribution and exploitation of the film assets, and amended program agreements between Hallmark Entertainment Distribution and each of Crown Media International and Crown Media United States. We and Hallmark Entertainment Distribution will also enter into a registration rights agreement regarding the shares issued in the films transaction.

      Our stockholders (excluding Hallmark Entertainment Distribution and its affiliates) approved the films transaction on July 17, 2001.

Liquidity

      In connection with our growth strategy, we expect that we will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. We are currently committed to spend more than $100.0 million for programming over the next 12 months. We are also committed to four quarterly payments of $6.8 million for subscriber acquisition fees payable and to pay the other obligations mentioned above. We also expect to report net losses for the foreseeable future. A line of credit with HC Crown Corporation (“HC Crown”), a subsidiary of Hallmark Cards for $150.0 million is in place to cover our anticipated needs through March 31, 2002, with a remaining amount available of $89.5 million, as of June 30, 2001. This line of credit with HC Crown is payable no later than April 1, 2002. The lender’s obligation to make loans under the line of credit is backed up by a letter of credit issued by Bank of America.

      We anticipate closing the acquisition of the film assets from Hallmark Entertainment Distribution as described above in August, 2001. In conjunction with that transaction, we plan to enter into a credit agreement with a syndicate of banks, lead by the Chase Manhattan Bank, under which the banks will extend to us a five-year secured credit facility of up to $300.0 million. A portion of the borrowings under the bank credit facility will be used to pay $120.0 million of debt assumed as part of the consideration for acquiring the film assets and to repay approximately $70.0 million under the line of credit with HC Crown. It is also anticipated that HC Crown will then enter into a new line of credit with us for $150.0 million. We believe that, when these transactions are completed, the bank credit facility and line of credit with HC Crown, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through at least December 31, 2002.

      In July 2001, we entered into an additional line of credit with HC Crown in the amount of $50.0 million. We are borrowing under this note for working capital needs and contemplate that this note will remain outstanding after we enter into the bank credit agreement although the note is payable on demand.

      We also believe that the films transaction, if completed, will provide more flexibility for our future financings. In addition to the funding to be provided in connection with the anticipated films transaction, we plan to file with the Securities and Exchange Commission in the second half of 2001 a shelf registration statement which will allow us to make from time to time one or more offerings in an aggregate total amount of up to $500.0 million of our securities. We expect that securities covered by the registration statement will include our common stock, preferred stock, debt securities (which may or may not be convertible) and warrants to purchase stock. We will explore the possibility of selling equity and debt securities for part of the total amount during 2001 using the registration statement, depending on market conditions, our projected cash needs and other factors. Proceeds from any such offering in 2001 would be used to reduce our bank debt and other then existing indebtedness and to fund working capital. (This information does not constitute an offer of any securities for sale.)

      As indicated above, whether or not the films transaction described above is completed, we will need and seek during the next 12 months additional funds to operate and expand our businesses. Any additional equity financings could result in dilution to our existing investors. Any debt financings will likely increase our interest expense and may impose restrictive covenants. There can be no assurances that we will be able to consummate any proposed equity or debt financing.

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

Interim Financial Statements

      The consolidated financial statements of Crown Media Holdings included herein have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K.

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

Subscriber Acquisition Fees

      Crown Media Holdings has distribution agreements with six of the top nine United States pay television distributors which carry the Hallmark Channel on some of their cable systems. Crown Media Holdings is obligated to pay subscriber acquisition fees, if certain subscriber levels are met, as defined in certain of these agreements, and one-time subscriber fees in order to obtain carriage of the Hallmark Channel by those distributors.

      During the six months ended June 30, 2001, Crown Media Holdings recorded an additional $3.7 million in subscriber acquisition fees and recorded amortization of $3.5 million for such fees, resulting in a balance of $29.8 million. As of June 30, 2001, the balance sheet also reflected subscriber acquisition fees payable of $22.1 million, due primarily in four quarterly installments of $6.8 million which began on April 1, 2001.

Program License Fees

      Program license fees are payable in connection with the acquisition of the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters,” program rights are deferred and then amortized on a straight-line basis over their license periods (the “airing windows”) or anticipated usage, whichever is shorter. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs versus the revenues directly associated with the programming and related expense. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss.

      SFAS No. 63 also requires an entity providing programming to report an asset and liability for the rights licensed under a programming agreement only when the license period begins and when certain other defined requirements are met.

Subtitling and Dubbing

      Subtitling and dubbing costs represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties, the program’s estimated life for programming licensed from Hallmark Entertainment Distribution, or 10 years. Accumulated amortization related to subtitling and dubbing as of December 31, 2000, and June 30, 2001, was $2.9 million and $3.8 million, respectively.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation of property and equipment are provided for by the straight-line method over the estimated useful lives of the respective assets, ranging from three to eight years. Leasehold improvements are amortized over the life of the lease. When property is sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in income. The costs of normal maintenance and repairs are charged to expense when incurred.

Revenue Recognition

      Subscriber fees are recognized as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. Subscriber fees are recorded net of amortization.

      Advertising revenues are recognized as earned in the period in which the advertising commercials or infomercials are telecast. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

      In 1999, the Emerging Issues Tax Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions” was issued. EITF No. 99-17 establishes accounting and reporting standards for bartering advertising transactions. Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon the Company’s historical practice of receiving cash for similar advertisements from buyers unrelated to the other party in the current barter transaction. When the barter advertising revenue does not meet the requirements of the rule, no revenue is recognized. For the three and six months ended June 30, 2001, revenue from advertising barter transactions and corresponding barter expenses were $431,000 and $928,000, respectively, and were included as a component of advertising revenue and marketing expenses in the accompanying consolidated statements of operations. No barter revenue or related barter expense was recorded for the three and six months ended June 30, 2000.

      Revenues from foreign sources for the three and six months ended June 30, 2000, represented 73% and 82%, respectively, of total subscriber fees revenue. Revenues from foreign sources for the three and six months ended June 30, 2001, represented 50% and 56%, respectively, of total subscriber fees revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Australia, the Benelux countries, Italy, New Zealand, South Africa, Spain and certain countries in Asia, the Middle East and Latin America, during both periods presented, and the United States for the six months ended June 30, 2001.

Cost of Services

      Cost of services includes programming distribution expenses and amortization of program license fees, subtitling and dubbing.

Minority Interest

      The minority interest in the net income or loss of Crown Media Holdings’ non wholly-owned, consolidated subsidiaries is insignificant and therefore not separately reflected in the accompanying consolidated financial statements. To the extent the minority interest in the net losses of Crown Media Holdings’ consolidated subsidiaries exceeds the minority investment in those subsidiaries, such excess losses are charged to Crown Media Holdings. See note 5 for a discussion of minority interest related to the preferential interest in Crown Media United States.

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

Translation of Foreign Currency

      The balance sheets and statements of operations of certain Crown Media Holdings’ foreign subsidiaries are measured using local currency as the functional currency. Revenues, expenses and cash flows of such subsidiaries are translated into United States dollars at the average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a component of stockholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income.

Net Loss Per Share

      Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 2.4 million for the three and six months ended June 30, 2000, and approximately 5.7 million for the three and six months ended June 30, 2001, of stock options have been excluded from the calculations below because their effect would have been anti-dilutive. Accordingly, diluted loss per share equals basic loss per share.

      The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

	(In thousands, except per share amounts)
Net loss	$(33,783)	$(47,229)	$(48,402)	$(92,396)

Accretion related to predecessor Class B common stock subject to put and call through May 9, 2000	(453)	—	(1,484)	—

	$(34,236)	$(47,229)	$(49,886)	$(92,396)

Denominator:

Weighted average common shares outstanding(1)	48,953	65,443	41,558	63,218

Net loss per share:

Basic and diluted net loss per share	$(0.70)	$(0.72)	$(1.20)	$(1.46)

(1)	Number of shares recalculated to include initial public offering shares.

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

Concentration of Credit Risk

      Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings generally does not require collateral to secure receivables. The Company has no significant financial instruments with off-balance sheet risk of accounting losses, such as foreign exchange contracts, options contracts, or other foreign currency hedging arrangements.

Fair Value

      The carrying amounts of financial instruments, including amounts payable and receivable, are reasonable estimates of their fair value because of their short-term nature. The fair values were estimated using the current rates at which loans would be made to Crown Media Holdings for similar remaining maturities. Investments in private companies and partnerships are recorded at fair value as of the date of investment. Crown Media Holdings periodically reviews the fair value of its investments. If a review indicates that the carrying value of an asset is not recoverable, the carrying value is reduced to its estimated fair value.

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

      In September 2000, FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of SFAS No. 125. SFAS No. 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS No. 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS No. 140 is effective for the transfer of financial assets occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material effect on Crown Media Holdings financial statements.

      In June 2001, FASB approved SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the use of the “pooling of interests” method. SFAS No. 142 requires the cessation of the amortization of goodwill subsequent to December 31, 2001. SFAS Nos. 141 and 142 are effective for business combinations initiated after June 30, 2001, and for goodwill of Crown Media Holdings from and after January 1, 2002. The adoption of SFAS No. 142 will have a material effect on Crown Media Holdings financial statements, as goodwill will no longer be amortized and the related expense of $21.9 million will no longer be a component of our statement of operations. However, a potential impairment of goodwill will be evaluated at least annually, and if necessary, any required write-down will be recognized as a charge to operations.

Reclassifications

      Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on reported net loss.

3. Program license fees

      The asset portion of program license fees is comprised of the following:

	As of December 31,	As of June 30,

	2000	2001

	(In thousands)
Program license fees — Hallmark Entertainment Distribution	$107,028	$119,286

Program license fees — The Jim Henson Company	20,963	22,556

Program license fees — NICC	—	5,306

Program license fees — other affiliates	10,622	13,570

Program license fees — non-affiliates	53,031	60,069

Prepaid program license fees	6,870	6,999

Program license fees, at cost	198,514	227,786

Accumulated amortization	(38,109)	(67,301)

Program license fees, net	$160,405	$160,485

      License fees payable are comprised of the following:

	As of December 31,	As of June 30,

	2000	2001

	(In thousands)
License fees payable — Hallmark Entertainment Distribution	$109,859	$134,102

License fees payable — The Jim Henson Company	10,039	2,828

License fees payable — NICC	—	2,648

License fees payable — other affiliates	21	390

License fees payable — non-affiliates	39,251	37,280

License fees payable	$159,170	$177,248

4. Property and Equipment

      Property and equipment are comprised of the following:

	As of December 31,	As of June 30,

	2000	2001

	(In thousands)
Technical equipment and computers	$19,702	$36,541

Transponder	—	13,252

Leasehold improvements	2,485	7,468

Furniture, fixtures and equipment	1,765	2,171

Construction-in-progress	15,109	86

Property and equipment, at cost	39,061	59,518

Accumulated depreciation and amortization	(7,994)	(12,850)

Property and equipment, net	$31,067	$46,668

      Construction-in-progress as of December 31, 2000 consisted primarily of costs incurred for an advanced global Network Operations Center at our Greenwood Village, Colorado, headquarters, which was placed in service in the first quarter of 2001. Technical equipment, computers and leasehold improvements were reclassified from construction-in-progress to their related captions during the first quarter 2001 in conjunction with the launch of our Network Operations Center. Depreciation and amortization expense totaled $1.7 million and $3.7 million, respectively, for the three and six months ended June 30, 2000 and $2.4 million and $6.1 million, respectively, for the three and six months ended June 30, 2001.

5. Investments in and Advances to Unconsolidated Entities

Investment in H&H Programming — Asia

      In May 1998, Crown Media International formed H&H Programming — Asia, a New York limited liability company, with The Jim Henson Company, a New York corporation, for the purpose of developing, owning and operating pay television programming services called The Kermit Channel in Latin America and Asia. In October 2000, we collapsed The Kermit Channel in Asia, and in lieu of a separate channel, we introduced a six-hour programming block dedicated to the children’s market on the Hallmark Channel in our Asian feed. As of January 1, 2001, we completed the collapse of The Kermit Channel, introducing a block of children’s programming on the Hallmark Channel in India.

      Each of Crown Media International and The Jim Henson Company held a 50% interest in H&H Programming — Asia through March 15, 2001. Crown Media Holdings’ investment in H&H Programming — Asia was reflected in the consolidated financial statements using the equity method of accounting until March 15, 2001, the date of the acquisition (see note 1), at which time it became a consolidated subsidiary. Crown Media Holdings’ equity in the net loss of H&H Programming -Asia was approximately $1.0 million and $2.3 million for the three and six months ended June 30, 2000, and $655,000 for the two and one half months ended March 15, 2001.

      Crown Media Holdings’ investment in H&H Programming — Asia, through the date of the acquisition, exceeded the underlying equity in the net assets of H&H Programming — Asia as of the date of the investment. The goodwill and other intangibles are being amortized over 10 years.

      Crown Media Holdings provided services to H&H Programming — Asia in exchange for a management fee as provided in an agreement between Crown Media International and H&H Programming — Asia. This fee, which was approximately $712,000 and $1.2 million, respectively, for the three and six months ended June 30, 2000, included direct and indirect costs incurred on behalf of H&H Programming — Asia, as provided by the agreements. No fees were recorded for the three and six months ended June 30, 2001.

      Crown Media International made capital contributions, through cash advances and/or conversion of receivables in H&H Programming — Asia, of $2.5 million during 2000. For the two and one half months ended March 15, 2001, Crown Media International made contributions of $707,000, which was recorded net of cash acquired from the acquisition of the remaining 50% interest in H&H Programming — Asia.

Investment in Crown Media United States

      In November 1998, Crown Media International entered into an agreement to acquire a 22.5% common equity interest in Crown Media United States. Crown Media United States was formed to develop, own and operate the Odyssey Channel (soon to be renamed the Hallmark Channel). The purchase price for Crown Media International’s interest in Crown Media United States was $50.0 million. Pursuant to the terms of the agreement, Crown Media International paid $20.0 million of this purchase price in November 1998, an additional $20.0 million in May 1999 and the final payment of $10.0 million in February 2000.

      Crown Media International funded its 1998 capital contribution to Crown Media United States with the proceeds of additional investments of $17.8 million and $2.2 million in Crown Media International by its stockholders, Hallmark Entertainment and J.P. Morgan, respectively. Hallmark Entertainment and J.P. Morgan were issued 44.444 shares of predecessor Class A common stock and 5.555 shares of predecessor Class B common stock, respectively, related to the additional funding. In May 1999, Hallmark Entertainment and J.P. Morgan provided Crown Media International with additional funding of $17.8 million and $2.2 million, respectively, to fund Crown Media International’s additional capital contribution to Crown Media United States. In connection with this funding, Crown Media International issued 44.444 shares of predecessor Class A common stock to Hallmark Entertainment and 5.555 shares of predecessor Class B common stock to J.P. Morgan. The predecessor Class B shares issued in connection with this funding provided by J.P. Morgan were subject to a put and call arrangement.

      In connection with the November 1998 investments by Crown Media International and The Jim Henson Company, VISN Management Corp. received a redeemable preferred interest of $25.0 million, which ranks senior to the common equity interests of Crown Media United States. Crown Media United States has the right to redeem the preferred interest in whole (but not in part) for cash at 100% of the Preferred Liquidation Preference, as defined by the agreement. This amount is classified as preferred minority interest in the accompanying consolidated balance sheets. If during any fiscal three months subsequent to January 1, 2005, and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of such excess, or $5.0 million, or the Preferred Liquidation Preference. Crown Media United States is required to redeem the entire preferred interest at the Preferred Liquidation Preference on the redemption date of December 31, 2010.

      Crown Media International funded its February 2000 capital contribution to Crown Media United States with the proceeds of additional investments of $8.9 million and $1.1 million in Crown Media International by its stockholders, Hallmark Entertainment and JP Morgan, respectively. Hallmark Entertainment and J.P. Morgan were issued 22.222 shares of predecessor Class A common stock and 2.7775 shares of predecessor Class B common stock, respectively, related to the additional funding.

      Crown Media Holdings’ investment in Crown Media United States was reflected in the consolidated financial statements using the equity method of accounting until May 9, 2000, the date of the reorganization (see note 1), at which time it became a consolidated subsidiary. This amount is included in the consolidated statements of operations as a component of equity in net losses of unconsolidated entities. Crown Media Holdings’ investment in Crown Media United States, through the date of the reorganization, exceeded the underlying equity in the net assets of Crown Media United States as of the date of the investment. This goodwill is being amortized over 20 years.

      On March 15, 2001, Crown Media Holdings acquired the remaining 22.5% common interests in Crown Media United States and 50% interest in H&H Programming — Asia for $85.8 million.

6.   Acquisition and Summarized Financial Information of Crown Media United States and H&H Programming — Asia

      The following unaudited pro forma consolidated statements of operations for the quarters ended June 30, 2000 and 2001, have been derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This unaudited pro forma financial information is qualified in its entirety by reference to, and should be read in conjunction with, our unaudited financial statements contained in this Form 10-Q and related notes thereto for the three and six months ended June 30, 2000 and 2001, as well as our historical consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

      The consolidated financial statements of Crown Media Holdings include the assets, liabilities and results of Crown Media International for all periods presented. Crown Media Holdings considers Crown Media International as a predecessor corporation for financial reporting purposes. The historical consolidated financial statements of Crown Media Holdings also include the results of operations for (i) 22.5% of the common interests in Crown Media United States owned by Crown Media Holdings for the entire year ended December 31, 2000, (ii) an additional 55% of the common interests in Crown Media United States owned by us since May 9, 2000, when we completed our initial public offering and acquired those additional interests, (iii) the remaining 22.5% common interests in Crown Media United States owned by us since March 15, 2001, when we acquired those remaining common interests, and (iv) the 100% interest in H&H Programming — Asia since March 15, 2001, when we acquired the remaining 50% interest in that entity.

      In connection with our acquisition of The Jim Henson Company’s interest in Crown Media United States in March, 2001, Crown Media United States entered into a program license agreement with EM.TV & Merchandising AG (“EM.TV”). Under the agreement, Crown Media United States licensed family programming from EM.TV for use on our channels, with the programs to be determined by Crown Media United States and EM.TV, for a minimum of approximately $1.6 million in license fees during each year of the term of the agreement. Concurrently, Crown Media United States licensed, under a separate agreement with The Jim Henson Company, the non-exclusive, royalty-free right to use in the United States the trademark “Kermit” to identify the program block in which the programming licensed from The Jim Henson Company and EM.TV is broadcast. These agreements were substantially revised and the license terminated on July 27, 2001. See Note 13 “Subsequent Events.”

      The unaudited pro forma financial information stated below presents a summary of consolidated results of operations of Crown Media Holdings, Crown Media International, Crown Media United States and H&H Programming — Asia, as if each of these acquisitions discussed above had occurred on January 1 of the periods presented, along with certain pro forma adjustments to give effect to the amortization of goodwill and other intangibles and other adjustments. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

		(Unaudited)
Revenues:

Subscriber fees	$11,773	$16,712	$22,922	$32,676

Advertising	3,045	7,673	4,762	13,724

Advertising by Hallmark Cards	692	1,617	1,255	2,710

Other	232	475	464	497

Total revenues	15,742	26,477	29,403	49,607

Cost of Services:

Programming costs:

Affiliates	12,054	16,033	19,824	31,298

Non-affiliates	3,376	6,851	7,437	12,496

Operating costs	16,007	13,234	23,841	28,282

Total cost of services	31,437	36,118	51,102	72,076

Selling, general and administrative expenses	16,450	23,474	35,435	41,408

Marketing expenses	5,887	6,372	9,335	16,826

Amortization of goodwill and other intangibles	5,469	5,469	10,938	10,938

Loss from operations	(43,501)	(44,956)	(77,407)	(91,641)

Interest income (expense), net	58	(1,652)	(45)	(2,466)

Net loss before income taxes	(43,443)	(46,608)	(77,452)	(94,107)

Income tax provision	(318)	(621)	(551)	(1,006)

Net loss	$(43,761)	$(47,229)	$(78,003)	$(95,113)

Weighted average number of Class A and Class B shares Outstanding	65,377	65,443	65,377	65,429

Net loss per share	$(0.67)	$(0.72)	$(1.19)	$(1.45)

7. Capital Lease

      Crown Media Holdings leases a combined uplink and space segment under a long-term lease agreement. In accordance with SFAS No. 13, “Accounting for Leases,” the lease was capitalized. Future minimum lease payments under the agreement at June 30, 2001 are as follows:

As of June 30,

2001

(in thousands)
2001	$1,150

2002	2,300

2003	2,300

2004	2,300

2005	2,300

Thereafter	6,900

Total minimum lease payments	17,250

Less amount representing interest	(4,590)

Present value of net minimum lease payments	12,660

Less current maturities	(1,264)

Long—term obligation	$11,396

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

      J.P. Morgan had the option to put its predecessor Class B common stock to Crown Media International within 120 days after December 31, 2001, at the then fair market value of the shares or at a price to provide J.P. Morgan with a defined rate of return. J.P. Morgan was able to also put the shares at any time upon the occurrence of certain triggering events, as defined by the Securities Purchase Agreement. At May 9, 2000, $1.5 million had been cumulatively accreted related to this put.

      Pursuant to the terms of the Securities Purchase Agreement, Crown Media International had the right to call the securities held by J.P. Morgan at the then fair market value. The put and call options expired upon the completion of the initial public offering on May 9, 2000.

9. Related Party Transactions

Costs Incurred on Crown Media Holdings’ Behalf

      Since inception, Hallmark Entertainment has paid certain costs related to payroll and benefits, insurance, operational and financing expenditures and capital expenditures on behalf of Crown Media International. These transactions are recorded in the books and records of Crown Media International. For the three and six months ended June 30, 2000 and 2001, respectively, no amounts were paid to Hallmark Entertainment. Unreimbursed costs of $5.4 million and $1.4 million are included in the item “payable to affiliates’ in the accompanying consolidated balance sheets as of December 31, 2000, and June 30, 2001, respectively.

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

      Crown Media United States also licenses programming for distribution in the United States from Hallmark Entertainment Distribution under a program license agreement, dated November 13, 1998. Under the program agreement, Crown Media United States generally licenses made-for-television movies and miniseries owned or controlled by Hallmark Entertainment Distribution, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution for Crown Media United States. The program agreement has a term of five years and is automatically renewable for additional three year periods, subject to rate adjustments, so long as Hallmark Entertainment Distribution, as applicable, or its affiliates, own 10% or more of Crown Media United States. In the event that Hallmark Entertainment Distribution owns less than 10% of Crown Media United States, the remaining term of the applicable program agreement will be two years from the date its ownership reaches that level.

      Programming costs related to the Hallmark program agreements were $5.2 million, $11.9 million, $8.1 million, and $22.9 million, respectively, for the three and six months ended June 30, 2000 and 2001, respectively. As of December 31, 2000, and June 30, 2001, $109.9 million and $134.1 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. We are not paying Hallmark Entertainment Distribution in accordance with terms of our agreements, pursuant to a waiver granted to us by Hallmark Entertainment Distribution. These agreements were amended to defer payments to future dates.

Services Agreement with Hallmark

      Hallmark, its subsidiaries and various affiliates, provide Crown Media Holdings with services that include payroll, legal, financial, tax and other general corporate services. For the year ended December 31, 2000, and the six months ended June 30, 2001, Crown Media Holdings has accrued $500,000 and $250,000, respectively, under the agreement. At both December 31, 2000, and June 30, 2001, unpaid accrued service fees of $1.6 million and $2.2 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Demand Notes

      From November 1999 through April 2000, Crown Media Holdings entered into a series of agreements with HC Crown, under which HC Crown agreed to lend Crown Media Holdings up to $40.0 million. Amounts borrowed under this agreement bear interest at 130% of the Applicable Federal Rate as set forth in the Internal Revenue Code (7.96% and 5.41% as of December 31, 2000, and June 30, 2001, respectively), with the interest compounding on an annual basis. Amounts outstanding are due on demand. At both December 31, 2000, and June 30, 2001, principal borrowings under the note were approximately $36.8 million excluding accrued interest of $520,000.

      On February 12, 2001, Crown Media Holdings entered into an agreement with HC Crown under which HC Crown agreed to lend Crown Media Holdings up to $150.0 million. HC Crown’s obligation to make loans under this agreement is supported by an irrevocable letter of credit from Bank of America. The line of credit bears an interest rate equal to the London Interbank Offered Rate published on the first day of each quarter in The Wall Street Journal, plus 1.2% to 2.2% depending on the ratio of Crown Media Holdings’ total debt to EBITDA. The interest rate increases by 0.25% if the note has not been fully repaid by September 1, 2001 and by 0.5% if the note has not been paid by December 31, 2001. Interest is payable quarterly, and the principal amount with any accrued interest is due April 1, 2002. As of June 30, 2001, principal borrowings under the line of credit were approximately $60.5 million excluding accrued interest of $782,000. The line of credit contains a covenant regarding financial information and limitations on additional indebtedness in excess of $10.0 million, liens for amounts in excess of $5.0 million, sales or other disposition of assets other than in the ordinary course of business and a merger or consolidation with a third party. The covenants also provide that the Company is to obtain minimum quarterly levels of subscribers, revenues and EBITDA. This agreement was amended to change certain restrictive covenants.

      On July 10, 2001, Crown Media Holdings entered into a promissory note with HC Crown representing a line of credit for up to $50.0 million. This note bears interest at 130% of the short-term applicable federal rate, compounded on an annual basis. Amounts outstanding are due on demand. Interest on this note is payable within 45 days after the end of each calendar quarter.

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

NICC License Agreements

      On November 13, 1998, Crown Media United States entered into an amended and restated operating agreement (the “Company Agreement”) with its members and also entered into a program license agreement with NICC (“NICC Program License Agreement”) under which Crown Media United States licensed programming from NICC for distribution within the United States. NICC was obligated to furnish a minimum of 200 hours of programming each year under the NICC Program License Agreement.

      Under the NICC Program License Agreement and the Company Agreement, Crown Media United States agreed to advance amounts to NICC for the production of programming for Crown Media United States. The advance was treated as an advance payment against the license fees which would be payable for this programming. The advance was equal to the sum of $5.0 million with certain annual escalations.

      Pursuant to a February 2001 amendment, the foregoing advance will continue to be paid and treated as a license fee for certain existing programming provided by NICC to Crown Media United States. However, Crown Media United States will additionally fund a portion of the costs of new programming produced by or with NICC. Crown Media United States will also assist NICC in launching and operating a new channel, which will be distributed by satellite and cable. This assistance will include the provision to NICC of management and operational services, with some services provided at no cost and some services provided for a fee. The term of the obligations contained in the February 2001 amendment expire on March 26, 2006, but may be terminated earlier if NICC sells more than 50% of the Crown Media Holdings shares it owned on February 22, 2001. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels.

      Crown Media United States also licensed programming for distribution in the United States from The Jim Henson Company under a program license agreement, dated November 13, 1998. Under this program agreement, Crown Media United States generally licensed made-for-television movies and miniseries owned or controlled by The Jim Henson Company, as well as all programming produced by or on behalf of The Jim Henson Company for Crown Media United States. At December 31, 2000, and June 30, 2001, license fees payable to The Jim Henson Company of $10.0 million and $2.8 million, respectively, were included in license fees payable to affiliates in the accompanying balance sheet. This agreement was substantially revised on July 27, 2001. See Note 13 “Subsequent Events.”

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

      Since its inception and through May 9, 2000, Crown Media Holdings and its predecessor were included in the consolidated federal income tax return of Hallmark Cards (“Hallmark”). Crown Media Holdings and its predecessor were also included in combined state income tax returns of Hallmark or Hallmark Entertainment. Crown Media Holdings and its predecessor did not have a tax sharing agreement with Hallmark or Hallmark Entertainment. Hallmark has used all federal tax losses and foreign tax credits relating to Crown Media Holdings and its predecessor. Hallmark and Hallmark Entertainment have used state tax losses relating to Crown Media Holdings and its predecessor in combined state income tax returns. Hallmark and Hallmark Entertainment will not reimburse Crown Media Holdings for the use of such tax benefits.

      Effective May 10, 2000, Crown Media Holdings is no longer included in the consolidated federal income tax return of Hallmark. Crown Media Holdings may be included in certain combined state income tax returns of Hallmark or Hallmark Entertainment. Consequently, Hallmark Entertainment and Crown Media Holdings entered into a tax sharing agreement. Under the tax sharing agreement, where Hallmark Entertainment and Crown Media Holdings do file consolidated, combined or unitary tax returns, Crown Media Holdings will make tax sharing payments to (or receive payments from) Hallmark Entertainment equal to the taxes (or tax refunds) that Crown Media Holdings would have paid (or received) if it filed on a stand-alone basis. Such payments will be computed based on Crown Media Holdings’ income (loss) and other tax items beginning the day following the May 9, 2000 reorganization.

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

      The income tax provision is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

		(In thousands)
Current:

Federal	$—	$—	$—	$—

Foreign	318	621	552	1,006

State and local	—	—	—	—

Total current	318	621	552	1,006

Deferred:

Federal	—	—	—	—

State and local	—	—	—	—

Total deferred	—	—	—	—

Total	$318	$621	$552	$1,006

      The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

		(In thousands)
Taxes computed at 35%	$(11,713)	$(16,313)	$(16,748)	$(31,986)

Net operating losses not benefiting Crown Media Holdings	11,713	—	16,748	—

Goodwill	—	1,929	—	3,178

Valuation allowance	—	14,384	—	28,808

Additional tax on foreign income	318	621	552	1,006

Income tax provision	$318	$621	$552	$1,006

      The components of Crown Media Holdings’ deferred tax assets and liabilities are comprised of the following:

	As of	As of
	December 31,	June 30,
	2000	2001

	(In thousands)
Deferred tax assets:

Deferred revenue	$285	$158

Bad debt reserve	941	2,140

Accrued compensation	2,314	1,114

Net operating loss	25,463	55,188

Unconsolidated entity losses	2,699	6,025

Other	399	399

Valuation allowance	(31,593)	(64,516)

Total deferred tax assets	508	508

Deferred tax liabilities:

Depreciation	(508)	(508)

Other	—	—

Total deferred tax liabilities	(508)	(508)

Net deferred taxes	$—	$—

      As of December 31, 2000, and June 30, 2001, cumulative net tax operating losses are approximately $63.7 million and $138.0 million and expire in 2020 and 2021.

11. Commitments and Contingencies

      On June 6, 2001, Crown Media Holdings received a complaint filed by a stockholder regarding Crown Media Holdings’ proposed purchase of approximately 700 film titles and related property and rights from Hallmark Entertainment Distribution. The complaint was filed before the 2001 Annual Meeting of stockholders, which was held on June 7th. A vote on the acquisition of the films was postponed until July 17, 2001, so stockholders could be informed of this development.

      The complaint, filed as a class action on behalf of holders of the Company’s Class A common stock, was brought against Crown Media Holdings, its directors, Hallmark Cards, Hallmark Entertainment Distribution, and Hallmark Entertainment for damages, rescission or other relief. The complaint alleges that the proposed acquisition of the films is the product of an unfair process designed to be advantageous to Hallmark Cards as the controlling stockholder, that the price being paid to Hallmark Entertainment Distribution is not entirely fair and that the proxy statement failed to make certain disclosures.

      The parties have agreed in principle to settle the lawsuit. The proposed settlement provides that the purchase price for the films and related assets will be reduced by 425,000 shares of Crown Media Holdings Class A common stock. The proposed settlement is subject to a number of requirements, including entering into a definitive settlement stipulation, certification of a class consisting of all owners of Crown Media common stock (excluding the defendants), and final court approval of the settlement. While it will likely take a number of months to obtain final court approval of the settlement, the proposed settlement specifically permits the films transaction to be completed in the interim. See note 13, “Subsequent Events.”

12. Operations in Different Geographic Areas

      Crown Media Holdings’ adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” in 1998. This statement requires companies to report in their financial statements certain information about operating segments, their services, the geographic areas in which they operate and their major customers.

      All of Crown Media Holdings’ material operations are part of the domestic and international pay television programming service industry and, therefore, Crown Media Holdings reports as two industry segments. Selected operating and asset data of H&H Programming — Asia are not included in the following table until March 16, 2001, as prior to that date Crown Media Holdings did not have a controlling interest in H&H Programming — Asia.

      Information relating to Crown Media Holdings’ continuing operations is set forth in the following table (operating loss is defined as total revenues less cost of services; selling, general and administrative expenses; and amortization of goodwill and other intangibles. Home office costs are reflected in the domestic operating losses and are not allocated internationally):

	Revenue from	Revenue from
	Unrelated	Related	Operating	Identifiable
	Entities	Entities	Loss	Assets

		(In millions)
Three Months Ended June 30, 2000:

Domestic	$2.6	$1.1	$(26.3)	$130.1

International	9.8	—	(4.8)	32.4

	$12.4	$1.1	$(31.1)	162.5

Assets not allocated to segments:

Cash and cash equivalents				98.3

Accounts receivable				20.1

Goodwill and other intangibles				246.4

Consolidated total assets				$527.3

Three Months Ended June 30, 2001:

Domestic	$11.6	$1.6	$(37.6)	$162.2

International	13.3	—	(7.4)	88.0

	$24.9	$1.6	$(45.0)	250.2

Assets not allocated to segments:

Cash and cash equivalents				5.9

Accounts receivable				30.6

Goodwill and other intangibles				323.7

Consolidated total assets				$610.4

Six Months Ended June 30, 2000:

Domestic	$2.6	$1.6	$(35.4)	$130.1

International	18.6	—	(5.0)	32.4

	$21.2	$1.6	$(40.4)	162.5

Assets not allocated to segments:

Cash and cash equivalents				98.3

Accounts receivable				20.1

Goodwill and other intangibles				246.4

Consolidated total assets				$527.3

Six Months Ended June 30, 2001:

Domestic	$19.1	$2.7	$(73.6)	$162.2

International	27.7	—	(14.7)	88.0

	$46.8	$2.7	$(88.3)	250.2

Assets not allocated to segments:

Cash and cash equivalents				5.9

Accounts receivable				30.6

Goodwill and other intangibles				323.7

Consolidated total assets				$610.4

      The Asia Pacific market, Latin America market, Turkey and Russia have experienced illiquidity, volatile currency exchange rates and interest rates, political and economic conditions, and reduced economic activity. Crown Media Holdings will be affected in the foreseeable future by economic conditions in these regions, although it is not possible to predict the extent of such impact.

      No customer accounted for more than 10% of Crown Media Holdings’ total revenues for the three and six months ended June 30, 2000 and 2001.

13. Subsequent Events

      On July 10, 2001, Crown Media Holdings entered into a promissory note with HC Crown representing a line of credit for up to $50.0 million. This note bears interest at 130% of the short-term applicable federal rate, compounded on an annual basis. Amounts outstanding are due on demand. Interest on this note is payable within 45 days after the end of each calendar quarter. See Note 9 “Related Party Transactions.”

      At the reconvened 2001 Annual Meeting of stockholders held on July 17, 2001, the stockholders approved with the affirmative vote of 79% of the outstanding Class A common stock the proposed purchase of approximately 700 film titles and related property and rights from Hallmark Entertainment Distribution as described in Note 1 under “Proposed Films transaction.” Crown Media Holdings expects to close the purchase of the film assets from Hallmark Entertainment Distribution in August 2001.

      On July 27, 2001, Hallmark Entertainment purchased 5,377,721 shares of the outstanding Class A common stock of Crown Media Holdings from The Jim Henson Company, a subsidiary of German Media Company EM.TV for $90.0 million. The shares were originally issued to The Jim Henson Company in March 2001 in exchange for The Jim Henson Company’s 22.5% common interest in Crown Media United States and The Jim Henson Company’s interest in H&H Programming-Asia. At the same time, Crown Media United

States substantially revised its two program agreements with The Jim Henson Company and EM.TV, under which Crown Media United States was obligated to purchase both pre-existing and original programming. The revisions replace all prior obligations. Crown Media United States will now license only one series from the EM.TV library and two new series from The Jim Henson Company. For revisions of the agreements, Crown Media United States paid to The Jim Henson Company and EM.TV $13.0 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Crown Media Holdings owns and operates pay television channels dedicated to high quality, broad appeal, entertainment programming, in the United States and in various countries throughout the world. Internationally, the Hallmark Channel (formerly known as the Hallmark Entertainment Network) is operated and distributed in more than 100 international markets by Crown Media International, which commenced operations as a Delaware corporation in June 1995. Domestically, the Hallmark Channel (to be so renamed on August 5, 2001, from the Odyssey Network) is operated and distributed by Crown Media United States which commenced operations as a limited liability company in July 1995. Significant investors in Crown Media Holdings include Hallmark Entertainment, a subsidiary of Hallmark Cards, Incorporated, Liberty Media Corp., NICC and J. P. Morgan Partners.

      Crown Media Holdings was established as a holding company with no material assets, liabilities, contingent liabilities or operations prior to the completion of our reorganization and initial public offering on May 9, 2000. Therefore, for the periods prior to May 9, 2000, for financial reporting purposes, we are reporting the assets, liabilities and results of operations of Crown Media International, as Crown Media Holdings and Crown Media International were entities under common control before and after the reorganization.

      On May 9, 2000, Crown Media Holdings completed a reorganization in which all of Crown Media Holdings’ outstanding shares were exchanged for 100% of Crown Media International and 77.5% of the common interests in Crown Media United States. Our consolidated financial statements include the assets and liabilities of Crown Media International at their historical carrying values since both we and Crown Media International are entities under common control before and after the reorganization. The accompanying consolidated financial statements also include the assets and liabilities and results of operations of Crown Media Holdings’ other indirect, wholly and majority-owned subsidiaries. Additionally, on May 9, 2000, we acquired Liberty Media’s 32.5% interest in Crown Media United States and NICC’s 22.5% interest in Crown Media United States, and included these interests in our consolidated financial statements at their fair market value using purchase accounting as of the date of the reorganization. In conjunction with the reorganization, Crown Media Holdings completed its initial public offering of 10,000,000 shares of Class A common stock at $14 per share. The net proceeds from this offering, after expenses and underwriting discounts and commissions, were approximately $125.4 million.

      Crown Media United States initially dedicated its pay television channel in the United States primarily to religious programming. In April 1999, Crown Media United States relaunched its channel as one dedicated to high-quality family programming.

      Prior to the initial public offering and reorganization, Crown Media International held a 22.5% common equity interest in Crown Media United States. The assets and liabilities of Crown Media United States and its subsidiaries relating to Crown Media International’s original 22.5% interest in Crown Media United States are included in Crown Media Holdings’ consolidated financial statements at their historical carrying values. Crown Media International’s 50% interest in H&H Programming — Asia, which operated The Kermit Channel until December 2000, was treated as an equity investment until March 15, 2001, in Crown Media Holdings’ consolidated financial statements. On March 15, 2001, Crown Media Holdings acquired from The Jim Henson Company the remaining 22.5% common interests in Crown Media United States and the remaining 50% interest in H&H Programming — Asia which we did not previously own, for approximately $85.8 million. In consideration for these ownership interests, we issued approximately 5.4 million shares of our Class A common stock to The Jim Henson Company. The acquisition was recorded at fair market value using purchase accounting as of March 15, 2001.

Recent Developments

Proposed Films Transaction

      We have entered into an agreement for the purchase by us from Hallmark Entertainment Distribution of made-for-television movies, specials, theatrical films, mini-series, series and made-for-video product consisting of 702 titles, along with related film properties and rights (the “film assets”). The film assets will be subject to any contractual rights previously granted to third parties. The purchase price for the film assets consists of the following:

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

System on each trading day during the period beginning on November 6, 2000 (the date on which we publicly announced we were investigating the possibility of a transaction) and ending on the trading date immediately prior to the closing date for the films transaction:

(1)	if the average stock price is less than $17.00, then 35,294,118 shares;

(2)	if the average stock price is greater than $18.70, then 32,085,562 shares; or

(3)	if the average stock price is at least $17.00, but not greater than $18.70, then the number of shares shall equal $600,000,000 divided by the average stock price.

•	Our assumption or payment of $120.0 million of debt related to the film assets payable by Hallmark Entertainment, Inc. and certain of its affiliates to J.P. Morgan Chase & Company and other lenders under a credit and security agreement; and

•	Our assumption of $100.0 million of payables related to the film assets.

      Based on an average stock price of $18.09 from November 6, 2000, to April 10, 2001, when we signed the purchase and sale agreement, we would issue 33,169,794 shares. The value of the stock, based on this average price, would be $600.0 million, resulting in a total purchase price for the film assets of approximately $820.0 million. The closing price of shares of Class A common stock on the closing date may be higher or lower than the average stock price used in calculating the number of shares of Class A common stock we will issue in the transaction. Of the shares issued in the transaction, 425,000 shares will be issued in escrow and will be returned to us if a previously announced, proposed settlement of a lawsuit related to the films transaction becomes final.

      In connection with the purchase of the film assets, we will enter into additional agreements, including a service agreement with Hallmark Entertainment regarding the administration, distribution and exploitation of the film assets, and amended program agreements between Hallmark Entertainment Distribution and each of Crown Media International and Crown Media United States. We and Hallmark Entertainment Distribution will also enter into a registration rights agreement regarding the shares issued in the films transaction.

      Our stockholders (excluding Hallmark Entertainment Distribution and its affiliates) approved the films transaction on July 17, 2001.

Re-Branding of International and U.S. Channels

      We are in the process of re-branding our international channel, formerly the Hallmark Entertainment Network, and our U.S. channel, currently known as the Odyssey Network, as the Hallmark Channel. We believe that this re-branding, which we expect to complete in August 2001, will enable us to capitalize on the popularity of the Hallmark brand. We believe that viewers and distributors will associate the Hallmark brand with family values and high quality content, and we expect that our association with this brand will facilitate our efforts to achieve increased distribution and to attract additional viewers that will lead to higher ratings and advertising revenues.

EM.TV

      On July 27, 2001, Hallmark Entertainment purchased 5,377,721 shares of the outstanding Class A common stock of Crown Media Holdings from The Jim Henson Company, a subsidiary of German Media Company EM.TV for $90.0 million. The shares were originally issued to The Jim Henson Company in March 2001 in exchange for The Jim Henson Company’s 22.5% common interest in Crown Media United States and Henson’s interest in H&H Programming-Asia. At the same time, Crown Media United States substantially revised its two program agreements with The Jim Henson Company and EM.TV, under which Crown Media United States was obligated to purchase both pre-existing and original programming. The revisions replace all prior obligations. Crown Media United States will now license only one series from the EM.TV library and two new series from The Jim Henson Company. For revisions of the agreements, Crown Media United States paid to The Jim Henson Company and EM.TV $13.0 million.

Network Operations Center

      In February 2001, we opened our advanced, fully digital 6,000 square foot global Network Operations Center (“NOC”) at our headquarters in Greenwood Village, Colorado. The NOC enables us to control signal operations for many of our channels, thereby ensuring high on-air transmission quality, achieving economies of scale in production and distribution, facilitating the roll-out of new channels, allowing for distribution of programming in digital and other formats as required in the rapidly evolving broadband environment and enabling us to provide increased support to our advertisers. The NOC currently has capacity to distribute thirty-two channels and is distributing our programming to Europe, Latin America and the Middle East. We intend to distribute our programming to additional countries (including the U.S.) through the NOC as our existing arrangements with third party up-link providers expire.

Crown Interactive

      We are currently developing Crown Interactive, which is an interactive television model designed to incorporate a wide array of products and services from Crown Media Holdings, Hallmark Cards, Hallmark Entertainment and others. We envision Crown Interactive as a graphic user interface, appearing on the television screen, that will allow consumers to use several features. These are intended to include video-on-demand (“VOD”), which will allow consumers to select and view films from our library, an interactive arts and crafts channel for kids featuring Crayola® products, and a unique electronic messaging system that will allow consumers to incorporate film clips from our library in their message. We believe distributors are seeking features like these in order to attract new subscribers and retain existing subscribers. We believe that Crown Interactive will be a significant enhancement to our relationships with distribution partners. We are currently testing Crown Interactive in Singapore and Hong Kong.

Revenues

      Our revenues consist primarily of subscriber fees and advertising revenues. Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. Subscriber fee revenue is recorded net of promotional subscribers and amortization of subscriber acquisition fees. In the United States, we pay certain television distributors up-front subscriber acquisition fees to carry our channels. However, distributors in international markets generally do not require us to pay these fees. Subscriber acquisition fees paid are capitalized and amortized over the term of the applicable distribution agreement. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the revenues directly associated with each agreement. Prices vary according to:

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

      Advertising sales generally are made on the basis of a price per advertising spot or per unit of audience measurement (for example, a ratings point). Prices vary on a market-by-market basis. Rates differ among markets depending on audience demographics.

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

      We also intend to increase our revenues through the licensing to third parties of the films we intend to purchase from Hallmark Entertainment Distribution as described above.

Cost of Services

      Our cost of services consists primarily of program license fees and the cost of signal distribution, dubbing and subtitling, and creating the promotional segments that are aired between programs. New market launches can require significant up-front investments in program license fees, signal distribution, dubbing and subtitling, marketing, and promotional segments and creative production. Initial revenues from new market launches generally trail expenses by three to six months. We expect cost of services to continue to increase in the future as we enter new markets and expand programming to support our advertising strategy.

      In addition, in connection with our purchase of film library assets from Hallmark Entertainment Distribution, we anticipate that we will sign a service agreement with Hallmark Entertainment Distribution. Under the service agreement, Hallmark Entertainment Distribution will provide services related to the administration, distribution and other exploitation of the film library assets, and we will pay Hallmark Entertainment Distribution approximately $1.5 million per year for up to the three-year term of the agreement.

Goodwill and Other Intangibles

      As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have generated a significant amount of goodwill and other intangibles. We are amortizing the goodwill and other intangibles from these acquisitions on a straight-line basis over 20 years and 10 years, respectively. The amount of goodwill and other intangibles that we amortize is treated as a charge against earnings under accounting principles generally accepted in the United States. In accordance with recent accounting pronouncements, we will cease after January 1, 2002 the amortization of goodwill, and we will be required to periodically review whether the value of our goodwill has been impaired. If we are required to write off our goodwill, our results of operations, stockholders’ equity or profitability could be materially adversely affected. See “Recently Issued Accounting Pronouncements” in Note 2 to our Financial Statements included elsewhere in this Report.

      We will engage an independent firm to complete a valuation of Crown Media United States and H&H Programming — Asia as a basis for the allocation of their purchase prices. Our calculations of goodwill and other intangibles reflect estimated fair values as of the acquisition dates; however, the calculations are subject to further adjustments under the provisions of Accounting Principles Board Opinion 16 and related accounting pronouncements. This calculation will be impacted by SFAS 142 “Goodwill and Other Intangibles.”

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

      Prior to the reorganization on May 9, 2000, we did not record a tax benefit for federal or state tax losses because these losses were used by Hallmark Entertainment as our parent and were not available to us. We have recorded a tax provision related to foreign taxes and established a deferred tax liability as required for certain timing items.

      Subscriber fees are subject to withholding tax at rates ranging from 5% to 20% in many of the foreign jurisdictions in which we currently operate. We attempt to take advantage of reduced withholding rates pursuant to any treaties between the United States and foreign taxing jurisdictions to the extent available.

      Foreign withholding tax may be claimed as a credit against our United States tax liability, subject to certain limitations. Any amounts not allowed as a credit in the year generated may be carried back to the two preceding tax years and then forward to the five succeeding tax years. Alternatively, if taxes cannot be claimed as a credit during these carry back and carryover periods, an election may be made to claim these taxes as a deduction, thus resulting in a tax benefit to the extent of our tax rate and our ability to use such deductions. Tax losses may only be used to offset taxable income. To the extent losses are limited, such excess losses may be carried back to the two preceding tax years and then forward to the 20 succeeding tax years.

      We have generated tax losses since our inception and there is no certainty that we will generate taxable income in the future. Our policy is to establish a valuation allowance against our tax credits and tax losses until such time that realization is reasonably assured.

      Goodwill and other intangibles generated as a result of the acquisition of Crown Media United States and the remaining 50% interest in H&H Programming-Asia, and any amortization of such goodwill and other intangibles for financial reporting purposes is not deductible for tax purposes. Consequently, our effective tax rate in 2001 will be higher than the statutory rate as a result of such non-deductible goodwill and other intangibles.

      As result of the reorganization on May 9, 2000, Crown Media United States was initially consolidated for financial reporting purposes but not for tax purposes. Crown Media United States was treated as a partnership for tax purposes, and members of Crown Media United States were allocated income and losses pursuant to the amended and restated company agreement of Crown Media United States. As a result of the acquisition of The Jim Henson Company’s 22.5% common interests in Crown Media United States on March 15, 2001, we now own all the common interests in Crown Media United States and therefore consolidate Crown Media United States with us for tax purposes for all periods subsequent to that date.

Foreign Currency Exchange and Inflation

      We plan to enter into hedging transactions to reduce our exposure to foreign currency exchange rate risks. However, we may continue to experience economic loss and a negative effect on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. See “Forward Looking Statements and Risk Factors — Risks Related to Our Business — We are subject to the risks of doing business outside the United States.”

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

Results of Operations

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

      Overview.   Our actual results of operations reflect those of Crown Media International, for the three and six months ended June 30, 2000. Therefore, significant variances exist as a result of the reorganization of Crown Media United States as of May 9, 2000, as well as the acquisitions of remaining common interests of Crown Media United States and H&H Programming — Asia on March 15, 2001.

      Revenues.   Total revenues for the three and six months ended June 30, 2001 increased to $26.5 million and $49.5 million from $13.5 million and $22.8 million, which represent increases of $13.0 million, or 96%, and $26.7 million, or 117%, respectively, over the comparable periods in 2000. Subscriber fees revenue increased to $16.7 million and $32.6 million from $10.4 million and $19.1 million, which represent increases of $6.3 million, or 60%, and $13.5 million, or 71%, respectively, over the comparable periods in 2000. The increased subscriber fees revenue resulted from new market launches and expanded distribution in existing markets. The number of subscribers to the Hallmark Channel as of June 30, 2001, increased to 73.1 million from 54.9 million, which represents an increase of 18.2 million, or 33%, over the comparable period in 2000. As international subscriber fees continue to experience downward pressure (for the reasons described below) and our subscriber base expands, we continue to focus on increasing advertising revenues. Advertising revenues increased to $9.3 million and $16.4 million from $2.4 million and $2.5 million, which represent increases of $6.9 million, or 292%, and $13.9 million, or 561%, respectively, over the comparable periods in 2000. These increases in advertising revenues reflect our growth in subscribers, higher advertising rates, channel programming which became more attractive to advertisers, and expanded sales of advertising time primarily in the United States, Latin America and the United Kingdom. We received management fees from The Kermit Channel during the three and six months ended June 30, 2000. As a result of the purchase of The Jim Henson Company’s interests and the collapsing of The Kermit Channel into a block on the Hallmark Channel, we did not earn management fee revenues for the three and six months ended June 30, 2001.

      Subscribers of our international channel increased at a higher rate than international subscriber fees revenue primarily because a number of new subscribers were added during promotional periods in which fees were reduced or waived. During the first quarter of 2001, distribution of our international channel was expanded in Taiwan to approximately 4.0 million subscribers and launched in South Korea to approximately 1.2 million subscribers. Rates negotiated for domestic subscriber fees and advertising revenues increased as a result of our newly executed new distribution agreements. Fifty percent and 56%, respectively, of total revenues for the three and six months ended June 30, 2001, and 73% and 82%, respectively, of total revenues for the three and six months ended June 30, 2000, were earned internationally. International fees per subscriber are expected to experience downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry from subscriber fees revenue to advertising revenue, and the economic turbulence in certain of our markets.

      Ratings on our domestic channel increased over the prior year’s quarter. Our Adult 18-54 audience composition in Primetime (Monday through Sunday 8 – 11 p.m.) increased 9%. Our Total Day rating for the second quarter of 2001 matched the rating of the second quarter of 2000, and our Primetime ratings increased 33% over the second quarter of 2000.

      Cost of services.   Cost of services for the three and six months ended June 30, 2001, increased to $36.1 million and $70.8 million from $23.9 million and $34.7 million, which represent increases of $12.2 million, or 51%, and $36.1 million, or 104%, respectively, over the comparable periods in 2000. These increases were due primarily to increases in programming costs for the aforementioned periods of $12.9 million and $28.1 million, respectively. Programming costs rose as we invested in additional and higher quality programming, including the greater use of Hallmark Entertainment titles necessary to fulfill our programming strategy. We also acquired and continue to amortize popular programming from third-party suppliers to meet this strategy. To enhance the quality of our new and existing subscribers' pay television experience and support the utilization of the Network Operations Center, we expanded our broadcast operations, contributing to the rise in our operating costs. Cost of services as a percentage of total revenue decreased to 136% and 143%, respectively, for the three and six months ended June 30, 2001, as compared to 177% and 152%, respectively, for the three and six months ended June 30, 2000. These decreases were primarily due to the Company’s increased employment of in-house resources to produce interstitials and the utilization of the Network Operations Center to perform certain playback functions previously provided by third-party vendors. Total cost of services increased due to our amortizing additional licensed programming and servicing our expanded markets.

      Selling, general and administrative expenses.   Selling, general and administrative expenses for the three and six months ended June 30, 2001, increased to $23.5 million and $41.2 million from $13.9 million and $20.6 million, which represent increases of $9.6 million, or 68%, and $20.6 million, or 100%, respectively, over the comparable periods in 2000. These increases primarily reflect increased costs associated with supporting expanded distribution in existing markets, supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels. Selling, general and administrative expenses as a percent of total revenue decreased to 89% and 83%, respectively, for the three and six months ended June 30, 2001, as compared to 103% and 90%, respectively, for the three and six months ended June 30, 2000. These decreases are due to the 96% and 117%, respectively, increases in total revenues noted above and decreases in travel, entertainment, and other costs.

      Marketing expenses.   Marketing expenses for the three and six months ended June 30, 2001, increased to $6.4 million and $16.8 million from $4.9 million and $5.5 million, which represent increases of $1.5 million, or 31%, and $11.3 million, or 204%, respectively, over the comparable periods in 2000. Marketing expenses increased in the first and second quarters of 2001 due to the airing of several movies supported by aggressive marketing campaigns to drive consumer awareness and the introduction of our new brand package, which includes branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand began a worldwide roll-out on November 1, 2000. Additionally, in an effort to strengthen our domestic brand awareness, we incurred and will continue to incur expenses related to the promotion and advertising campaigns supporting our August 5, 2001, relaunch of the Odyssey Network as the Hallmark Channel.

      Amortization of goodwill and other intangibles.   Amortization of goodwill and other intangibles for the three and six months ended June 30, 2001, increased to $5.5 million and $9.0 million from $2.0 million and $2.4 million, which represent increases of $3.5 million, or 179%, and $6.6 million, or 279%, respectively, over the comparable periods in 2000. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, and the acquisition of the remaining common interests in Crown Media United States and H&H Programming — Asia on March 15, 2001, we recorded goodwill in the amount of $248.8 million and $92.6 million, which are being amortized over 20 years and 10 years, respectively. The amortization of goodwill arising from past acquisitions will cease as of January 1, 2002, in accordance with revised accounting standards issued by the Financial Accounting Standards Board in June 2001. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. We have not yet fully assessed the impact of these new standards on our prospective financial statements, but we expect that the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

      Loss from operations.   Loss from operations for the three and six months ended June 30, 2001, increased to $45.0 million and $88.3 million from $31.1 million and $40.4 million, which represent increases of $13.9 million, or 45%, and $47.9 million, or 119%, respectively, over the comparable periods in 2000. These increases in loss from operations for the three and six months ended June 30, 2001, were attributable to a combination of the factors discussed above.

      Equity in net losses of unconsolidated entities and investment expenses. Equity in net losses of unconsolidated entities and investment expenses for the three and six months ended June 30, 2001, decreased to $0 and $655,000 from $2.4 million and $7.2 million, which represent decreases of $2.4 million, or 100%, and $6.5 million, or 90%, respectively, over the comparable periods in 2000. These decreases were primarily due to the acquisition of Crown Media United States on May 9, 2000, and the acquisition of the remaining common interests in Crown Media United States and H&H Programming — Asia on March 15, 2001. We commenced consolidation of Crown Media United States and H&H Programming — Asia on the dates of the acquisition. Net losses derived from Crown Media United States and H&H Programming — Asia were recorded under the equity method of accounting through May 9, 2000, and March 15, 2001, respectively, and consolidated thereafter.

      Interest income (expense), net.   Net interest expense for the three and six months ended June 30, 2001, and the six months ended June 30, 2000, was $1.7 million, $2.4 million, and $285,000, respectively. Net interest income for the three months ended June 30, 2000, was $18,000. The increases in net interest expense were primarily due to increased borrowings to fund operations.

      Income tax provision.   Income tax provision for the three and six months ended June 30, 2001, increased to $621,000 and $1.0 million from $318,000 and $552,000, which represent increases of $303,000, or 95%, and $454,000, or 82%, respectively, over the comparable periods in 2000. These increases were due to the tax on the foreign-based income resulting from increased international subscriber fees revenue discussed above.

      Net loss.   Net loss for the three and six months ended June 30, 2001, increased to $47.2 million and $92.4 million from $33.8 million and $48.4 million, which represent increases of $13.4 million, or 40%, and $44.0 million, or 91%, respectively, over the comparable periods in 2000. These increases in net loss for the three and six months ended June 30, 2001, were attributable to a combination of the factors discussed above.

Liquidity and Capital Resources

      As of June 30, 2001, we had current obligations representing license fees for programming payable to affiliates and non-affiliates of $114.2 million and $18.2 million, respectively. Additionally, we also had obligations as of June 30, 2001, representing notes payable, a line of credit and interest payable to HC Crown of $98.6 million, subscriber acquisition fees payable of $22.1 million to a third-party and capital lease obligation of $12.7 million to a third-party. As of June 30, 2001, receivables were $25.9 million, the current portion of program license fees was $73.5 million and cash and cash equivalents were $5.9 million.

      Cash used in operating activities was $80.4 million and $56.4 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used in operating activities was used primarily to fund operating expenditures related to net losses of $92.4 million and $48.4 million for the six months ended June 30, 2001 and 2000, respectively. The increases in net losses and cash used in operating activities were due to our additional investment in higher quality programming to fulfill our programming strategy, increasing expenses associated with our expanding management team and staffing levels, and marketing expenses anticipating our re-launch of the Odyssey Channel as the Hallmark Channel effective August 5, 2001.

      Cash used in investing activities was $8.9 million for the six months ended June 30, 2001. Cash provided by investing activities was $634,000 for the six months ended June 30, 2000. The increase in cash used was due to our receipt of $13.1 million in conjunction with our May 9, 2000, acquisition of Crown Media United States.

      Cash provided by financing activities was $61.0 million and $150.2 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash provided by financing activities was due to our May 9, 2000, initial public offering, which resulted in net proceeds of $125.4 million. This decrease was offset by our $60.5 million increase in borrowings from HC Crown to fund our operations.

      In connection with our growth strategy, we expect that we will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. We are currently committed to spend more than $100.0 million for programming over the next 12 months. We are also committed to four quarterly payments of $6.8 million for subscriber acquisition fees payable and to pay the other obligations. We expect to report net losses for the foreseeable future. A line of credit with HC Crown for $150.0 million is in place to cover our anticipated needs through March 31, 2002, with a remaining amount available of $89.5 million, as of June 30, 2001. This line of credit with HC Crown is payable no later than April 1, 2002. The lender’s obligation to make loans under the line of credit is backed up by a letter of credit issued by Bank of America.

      In July 2001, we entered into an additional line of credit with HC Crown in the amount of $50.0 million. We are borrowing under this note for working capital needs and contemplate that this note will remain outstanding after we enter into the bank credit agreement although the note is payable on demand.

      We anticipate closing the acquisition of the film assets from Hallmark Entertainment Distribution as described above in August 2001. In conjunction with that transaction, we plan to enter into a credit agreement with a syndicate of banks, lead by the Chase Manhattan Bank, under which the banks will extend to us a five-year secured credit facility of up to $300.0 million. A portion of the borrowings under the bank credit facility will be used to pay $120.0 million of debt assumed as part of the consideration for acquiring the film assets and to repay approximately $70.0 million under the line of credit with HC Crown. It is also anticipated that HC Crown will then enter into a new line of credit with us for $150.0 million. We believe that, when these transactions are completed, the bank credit facility and line of credit with HC Crown, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through at least December 31, 2002.

      We also believe that the films transaction, if completed, will provide more flexibility for our future financings. In addition to the funding to be provided in connection with the anticipated films transaction, we plan to file with the Securities and Exchange Commission in the second half of 2001 a shelf registration statement which will allow us to make from time to time one or more offerings in an aggregate total amount of up to $500.0 million of our securities. We expect securities covered by the registration statement will include our common stock, preferred stock, debt securities (which may or may not be convertible) and warrants to purchase stock. We will explore the possibility of selling equity and debt securities for part of the total amount during 2001 using the registration statement, depending on market conditions, our projected cash needs and other factors. Proceeds from any such offering in 2001 would be used to reduce our bank debt and other then existing indebtedness and to fund working capital. (This information does not constitute an offer of any securities for sale.)

      As indicated above, whether or not the films transaction described above is completed, we will need and seek during the next 12 months additional funds to operate and expand our businesses. Any additional equity financings could result in dilution to our existing investors. Any debt financings will likely increase our interest expense and may impose restrictive covenants. There can be no assurances that we will be able to consummate any proposed equity or debt financing.

Forward-Looking Statements and Risk Factors

      We have made some statements which constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed below and in other parts of this report. We are under no duty to update any of the forward-looking statements.

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

      Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of June 30, 2001, we had an accumulated deficit of approximately $342.9 million and net goodwill and other intangibles of approximately $323.7 million. Amortization of goodwill and other intangibles resulted in a $5.5 million and $9.0.0 million charge to earnings for the three and six months ended June 30, 2001, respectively.

      We cannot assure you that we will achieve or sustain profitability. If we are not able to achieve or sustain profitability, the trading price of our Class A common stock may fall significantly.

      To diminish our losses and become profitable, we will need to substantially increase our revenues, particularly advertising revenues. This will require, among other things, increasing the distribution of our channels, attracting more viewers to our channels and attracting more advertisers. Risks associated with these areas of our business are described below.

We will seek in the next 12 months or thereafter to raise additional funds, which may not be available.

We currently have in place a line of credit with HC Crown, for up to $150.0 million payable no later than April 1, 2002. The obligations of HC Crown under this line are supported by an irrevocable letter of credit with Bank of America. We contemplate the establishment of a credit facility with a group of banks for up to $300.0 million, the repayment of the existing line of credit with HC Crown and the establishment of a new line of credit with HC Crown for up to $150.0 million. In addition, we have a $50.0 million line of credit with HC Crown payable on demand, which we expect to remain outstanding after establishment of the above-mentioned bank credit facility. We may also need to raise additional external funds to operate and expand our business. We may not be able to obtain the bank credit facility or the replacement line of credit with HC Crown; we may be required to repay our lines of credit with HC Crown; and we may not be able to obtain the needed additional funds, through borrowings or the issuance of additional equity, on acceptable terms or at all. It is a condition to closing the films transaction that we enter into an agreement to assume $120.0 million of debt relating to the film assets or that we pay off that debt.

      If we cannot raise needed funds on acceptable terms, we may not be able to:

•	complete the films transaction;

•	expand our domestic and international distribution as anticipated;

•	grow our advertising revenues;

•	continue our current operations;

•	remain current with evolving industry standards;

•	take advantage of future opportunities;

•	respond to competitive pressure; or

•	distribute effectively films that we acquire from Hallmark Entertainment Distribution.

Because we depend on Hallmark Entertainment for a significant portion of our programming, the loss or interruption of that programming would disrupt our operations and services.

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

If we are unable to obtain programming from third parties, we may be unable to increase our subscriber base.

      We compete with other pay television channel providers to acquire programming. If we fail to continue to obtain programming on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire alternative programming and the growth of our subscriber base could be hindered.

If our programming declines in popularity, our subscriber fees and advertising revenue could fall and the additional revenue we expect as a result of the acquisition of film library assets from Hallmark Entertainment Distribution may be lower than we anticipate.

      Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. In particular, our ability to react effectively may be limited by our obligation to license programming from Hallmark Entertainment Distribution and the National Interfaith Cable Coalition, each of which has standards that limit the types of programming that they will provide to us. Our competitors may have more flexible programming arrangements, as well as greater amounts of production, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also reduce the amount of revenues we anticipate receiving from licensing the film library assets we acquire from Hallmark Entertainment Distribution and cause a decline in both advertising and subscriber fees revenue. The decline in revenues could hinder or prevent us from achieving profitability and could adversely affect the market price of our Class A common stock.

We will initially be dependent on Hallmark Entertainment to distribute and maximize licensing fees from the film library assets.

      Initially, we will be dependent on Hallmark Entertainment to distribute and license our film library assets to third parties for us under the terms of a three-year service agreement. This arrangement will reduce our control over the sales and distribution of the film library assets and delay our realization of the full revenue stream from the film library assets. In addition, we and Hallmark Entertainment each have the right to terminate the service agreement after the first year. If Hallmark Entertainment elects to terminate the agreement before we have established our own distribution network, we may not be able to establish our own or obtain alternative distribution services of equivalent quality or on terms as favorable to us. This could hinder our ability, at least in the short-term, to achieve the amount of additional revenues anticipated from these activities and could adversely affect the market price of our Class A common stock.

      We anticipate that in due course we will develop our own distribution/sales network and hire employees to perform the services currently performed by Hallmark Entertainment under the service agreement. Our ability to do so is unproven and will require substantial financial, operational and management resources. We may not be able to hire the number of employees, or employees who are sufficiently qualified, to perform these services, or do so in a cost efficient manner. If the cost to develop and maintain this employee base is greater, or if this process takes longer than anticipated, it could have a negative impact on the revenues we anticipate generating from the film library assets.

If we are unable to increase our advertising revenue, we may be unable to achieve profitability.

      If we fail to increase our advertising revenue, we may be unable to achieve or sustain profitability, or expand our business. We expect that over time the portion of our revenues derived from the sale of advertising time on our channels will increase. We have a limited history of marketing and selling advertising time, particularly internationally. Our ability to achieve advertising revenue growth in the future will depend in large part on our ability to expand our sales and marketing organization. We may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience, and our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our channels, our number of subscribers, and the viewership ratings for our programming.

Hallmark Entertainment controls us and this control could create conflicts of interest or inhibit potential changes of control.

      Hallmark Entertainment controls all of our outstanding shares of Class B common stock and owns directly and indirectly shares of Class A common stock, representing approximately 90% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment’s control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. Hallmark Entertainment’s control relationship with us also could give rise to conflicts of interest, including:

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

      In addition, persons serving as directors, officers or employees of both us and Hallmark Entertainment may have conflicting duties to each. For example, Robert A. Halmi, Jr. is Chairman of our Board and is the President and Chief Executive Officer of Hallmark Entertainment, which could create potential conflicts of interest. As a result, it is possible that we may receive less favorable contractual terms from Hallmark Entertainment than if none of our officers or directors had any affiliation with Hallmark Entertainment.

We could lose the right to use the name Hallmark because we have limited-duration trademark license agreements, which could harm our business.

      We license the name “Hallmark” from Hallmark Cards, for various uses, including in the name of our international and domestic channels. The two-year license agreement for our international channel, dated as of December 1, 2000, permits the use of the Hallmark trademarks outside the United States and Canada so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of our voting interest and at least 35% of our equity interest and designate a majority of our board of directors, and so long as there is no event of default under the agreement. The license agreement for our domestic channel, dated as of March 27, 2001, permits the use of the Hallmark trademarks in the United States through August 30, 2003, under terms substantially similar to the terms applicable to the license of our international channel. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including our failure to meet minimum programming thresholds dependent on programming provided by affiliates of Hallmark Cards or to comply with Hallmark Cards’ programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and revenues.

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

      In particular, under certain circumstances others may preempt our use of our C-3 satellite transponder. Because our C-3 satellite transponder is currently the only integrated domestic source for our domestic signal, it is possible that our domestic signal could be disrupted from time to time. Any such interruptions could materially affect viewership of our channels and thus have a material adverse effect on our revenues.

If our NOC fails or its operations are disrupted, our costs could increase and our growth could be hindered.

      We commenced operations at the NOC in February 2001.   We are currently using the NOC for the origination and playback of signals for the Hallmark Channel internationally in Europe, Latin America and the Middle East and intend to expand our use of the NOC as existing contracts with third-party providers expire. Like other single-point facilities, the NOC is subject to interruption from fire, tornados, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the NOC’s services. We currently do not have and are not planning a duplicate operations facility. Any significant interruption at the NOC affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

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

      Historically, a significant portion of our revenues has been generated from foreign operations. In order to maintain or expand our presence in foreign markets, we have entered and may in the future enter into joint ventures or other strategic relationships with local operators in those markets. Certain foreign laws, regulations and judicial procedures may not be as protective of programmer rights as those which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. To the extent that significant currency fluctuations result in materially higher costs to any of our foreign customers, those customers may be unable or unwilling to make the required payments. We may be subject to delays in access to courts and to the remedies local laws impose in order to collect our payments and recover our assets. We also may experience problems with collecting accounts due from foreign customers, which would adversely affect our revenues and income. Our growth and profitability may also suffer as a result of, among other matters, competitive pressures on video delivery, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or affecting a particular customer.

Our current and future operations in emerging markets may be harmed by the increased political and economic risks associated with these markets.

      We currently broadcast in several foreign markets where market economies have only recently begun to develop, and we may expand these operations in the future. If the governments in these markets adopt more restrictive economic policies, we may not be able to continue operating, or to implement our expansion plans, in those markets. More generally, we are exposed to certain risks, many of which are beyond our control, inherent in operating in emerging market countries. These risks include changes in laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes), differing degrees of protection for intellectual property and the instability of emerging market economies, currencies, and governments.

The amount of our goodwill and other intangibles may hinder our ability to achieve profitability.

      As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have generated a significant amount of goodwill and other intangibles. We are amortizing the goodwill and other intangibles from these acquisitions on a straight-line basis over 20 years and 10 years, respectively. The amount of goodwill and other intangibles that we amortize is treated as a charge against earnings under accounting principles generally accepted in the United States. In accordance with recent accounting pronouncements, we will cease after January 1, 2002, the amortization of this acquired goodwill, and we will be required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders’ equity or profitability could be materially adversely affected. See “Recently Issued Accounting Pronouncements” in Note 2 to our Financial Statements included elsewhere in this Report.

Risks Relating to Our Industry

Competition could reduce our channel revenues and our ability to achieve profitability.

      We operate in the pay television business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment companies that have substantially greater resources than we have, our operating margins and market share could be reduced, and the growth of our business inhibited. In particular, we compete for distribution with other pay television channels and, when distribution is obtained, for viewers and advertisers with pay television channels, broadcast television networks, radio, the Internet and other media. We also compete, to varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information. Future technological developments may affect competition within this business.

      A continuing trend towards business combinations and alliances in both the domestic and foreign communications industries may create significant new competitors for us or intensify existing competition. Many of these combined entities will have resources far greater than ours. These combined entities may provide bundled packages of programming, delivery and other services that compete directly with the products we offer. These entities may also offer services sooner and at more competitive rates than we do. In addition, these alliances may benefit from both localized content and the local political climate.

      We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future pricing levels as competition increases. Our failure to achieve or sustain market acceptance of our programming at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would harm our business.

New distribution technologies may fundamentally change the way we distribute our channels and could significantly decrease our revenues or require us to incur significant capital expenditures.

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

      For example, the advent of digital technology is likely to accelerate the convergence of broadcast, telecommunications, Internet and other media and could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies, including lower retail rates for video services. These changes could fundamentally affect the scale, source, and volatility of our revenue streams, cost structures, and profitability, and may require us to significantly change our operations.

      We also rely in part on third parties for the development of, and access to, communications and network technology. As a result, we may be unable to obtain access to new technology on a timely basis or on satisfactory terms, which could harm our business and prospects.

      Moreover, the increased capacity of digital distribution platforms, including the introduction of digital terrestrial television, may reduce the competition for the right to carry channels and allow development of extra services at low incremental cost. These lower incremental costs could lower barriers to entry for competing channels, and place pressure on our operating margins and market position. In addition, a greater number of channels would likely increase competition among channels for viewers and advertisers, which could affect our ability to attract advertising and new distribution at desired pricing levels, and could therefore hinder or prevent the growth of our subscriber base.

Our programming could be affected by a possible strike of the Screen Actors Guild or the American Federation of Television and Radio Artists.

      The current contract of the Screen Actors Guild (“SAG”) and American Federation of Television and Radio Artists (“AFTRA”) with the motion picture and television producers expired on June 30, 2001. On July 3, 2001, SAG and AFTRA reached a tentative, three-year theatrical motion picture and television production agreement with the Alliance of Motion Picture and Television Producers (“AMPTP”). We do not know whether definitive renewal agreements can be entered into without a strike. Others in the entertainment business might join any strike. A strike by SAG or AFTRA could affect our ability to acquire programs in the future or the costs of those programs. Any interruption in programming or an increase in costs could have a material adverse effect on our results of operations or financial condition.

If we fail to comply with applicable government regulations, our business could be harmed.

      If, as a provider of television channels, we fail to comply with applicable present or future government regulations in any markets in which we operate, we could be prohibited from operating in those markets and could be subject to monetary fines, either of which would increase our operating costs, reduce our revenues and limit our ability to achieve profitability. The scope of regulation to which we are subject varies from country to country, although in many significant respects a similar approach is taken to the regulation of broadcasting across all of the markets in which we operate. Typically, broadcasting regulation in each of the countries in which we operate requires that domestic broadcasters and platform providers secure broadcasting licenses from the domestic broadcasting authority. Additionally, most nations have broadcasting legislation and regulations which set minimum standards regarding program content, and prescribe minimum standards for the content and scheduling of television advertisements. Some countries require that a certain portion of programming carried by broadcasters be produced domestically.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2001, the decline of the fair value of the fixed income portfolio would not be material.

      As of June 30, 2001, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $6.2 million. Of that amount, all was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

      The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At June 30, 2001, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three months ended June 30, 2001, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

      We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against risks associated with any of our investing or financing activities.

      As of June 30, 2001, we estimated the fair value of our debt and other notes payable (including affiliates), excluding accrued interest, to be approximately $112.8 million using quoted market prices where available, or discounted cash flow analyses. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% increase or decrease in assumed interest rates would decrease or increase the fair value of our debt by approximately $610,000. These calculations include the assumption that the balance of our outstanding debt as of June 30, 2001, would not change during the six months and that a yearly interest rate was used. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.

We are exposed to market risk.

      We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and equity investment prices. To reduce the volatility relating to these exposures, we plan to enter into various derivative investment transactions in the near term pursuant to our investment and risk management policies and procedures in areas such as hedging and counterparty exposure practices. We did not and will not use derivatives for speculative purposes.

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

Our interest income and expense is subject to fluctuations in interest rates.

      Our material interest bearing assets consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing assets was $6.2 million, or 1% of total assets, as of June 30, 2001. Our material liabilities subject to interest rate risk consisted of notes payable to HC Crown Corporation and a capital lease obligation. The balance of those liabilities was $111.3 million, or 32% of total liabilities, as of June 30, 2001. Net interest expense for the three and six months ended June 30, 2001, was $1.7 million, or 6%, and $2.4 million, or 5%, respectively, of our total revenues. Our net interest expense is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest bearing assets and our borrowings.

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

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

      On June 6, 2001, we received a legal complaint from a stockholder regarding the films transaction. The lawsuit was filed on that date in the court of Chancery in the State of Delaware for New Castle County and names as defendants us, all of our directors (including one director who had previously resigned on May 3, 2001, due to new employment responsibilities), Hallmark Cards, Hallmark Entertainment Distribution and Hallmark Entertainment. The complaint, filed as a purported class action on behalf of holders of the Company’s Class A common stock as well as a derivative action on behalf of Crown Media Holdings, requests rescission of the films transaction, an award of damages to the purported class or other relief. The plaintiff alleges that the proposed films transaction is the product of an unfair process designed to advantage Hallmark Cards as the controlling stockholder and that the price being paid to Hallmark Entertainment Distribution is not entirely fair. In that regard, the complaint alleges that the independent committee formed by our Board of Directors did not function properly and failed to provide a disinterested mechanism to obtain a fair arm’s length transaction with Hallmark Entertainment Distribution, that the financial adviser and counsel were not independent and that the financial adviser’s opinion was insufficient and unreliable. The complaint also alleges that the issuance of shares of Class A common stock to Hallmark Entertainment Distribution in the transaction will allow Hallmark Cards to have control of the vote of our Class A common stock in the event of a separate class vote. In addition, the complaint alleges that the defendants breached a duty of disclosure by failing to disclose in the proxy statement all material facts in connection with the films transaction. A copy of the complaint is available from the Register’s office of the Delaware Court of Chancery for New Castle County, Civil Action No. 18949.

      In June, 2001, we, Hallmark Cards and the other defendants and the plaintiff entered into a memorandum of understanding stating an agreement in principle on a settlement of the lawsuit concerning the films transaction. The memorandum of understanding provides that the purchase price for the film assets will be reduced by 425,000 shares of Class A common stock. At the closing of the films transaction, these shares are to be placed in escrow pending release to us if there is final court approval of the settlement. (If the settlement is not approved by the court, then the shares will be transferred to Hallmark Cards.) As required by the memorandum of understanding, we also conferred with the plaintiff’s counsel regarding the information disclosed in a supplement to the proxy statement for the Annual Meeting of stockholders at which the films transaction was considered. Attorneys’ fees for the plaintiff in an amount determined by the court will be paid by us. We will also pay the cost of notices in the settlement.

      The memorandum of understanding provides that all defendants have denied, and continue to deny, that they have committed any violations of law and that they are entering into the settlement solely because the proposed settlement would eliminate the burden, expense, and distraction of further litigation, and would permit the films transaction to proceed without risk of injunctive or other relief.

      The memorandum of understanding provides that the parties will attempt in good faith to enter into a stipulation of settlement and to present the settlement to the court for hearing and approval as soon as practicable, and that, following appropriate notice to our stockholders, the parties will use their best efforts to obtain final court approval of the settlement including that the lawsuit will be dismissed with prejudice. The memorandum of understanding contemplates that prior to the settlement, a class consisting of all record owners and beneficial owners of our common stock on any day from November 6, 2000 (the date that the films transaction was publicly announced) to and including the date of the mailing of the notice of settlement, other than the defendants, will be certified by the court. The memorandum of understanding provides that all claims, rights and causes of action against us, our officers, directors, employees, agents, attorneys, investment bankers and other related parties that arise out of the events alleged in the lawsuit will be released if the settlement receives final court approval. The memorandum of understanding will be terminated if the films transaction is not effectuated for any reason or if the final court approval of the settlement does not occur for any reason.

      Our stockholders (excluding Hallmark Entertainment Distribution and its affiliates) approved the films transaction at the reconvened Annual Meeting on July 17, 2001. The memorandum of understanding permits the closing of the films transaction prior to the settlement becoming final. Because of the importance of the films transaction, we intend to close the transaction as soon as practical.

ITEM 2. Changes in Securities and Use of Proceeds

      On March 15, 2001, we issued 5,377,721 shares of our Class A common stock to The Jim Henson Company. All of these shares were issued in exchange for the interests of The Jim Henson Company in Crown Media United States (formerly Odyssey Holdings) and in H&H Programming-Asia. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 promulgated thereunder. We relied upon certain representations and warranties made by The Jim Henson Company in claiming an exemption from registration. On July 27, 2001, Hallmark Entertainment purchased the 5,377,721 shares of the outstanding Class A common stock of Crown Media Holdings from The Jim Henson Company, a subsidiary of EM.TV & Merchandising AG.

ITEM 4. Submission of Matters to a Vote of Security Holders

The 2001 annual meeting of stockholders was held on June 7, 2001, and reconvened on July 17, 2001. The following proposals were voted upon at the meeting, with the following number of votes cast for, against or withheld:

      Proposal One — Approval of the Acquisition by Crown Media Holdings, Inc. of Film Assets from Hallmark Entertainment Distribution, LLC, including the issuance of 32,085,562 to 35,294,118 shares of Class A Stock:

Votes For	Votes Against	Abstentions and Broker Non-Votes

27,707,477	400	5,380,921

      Proposal Two — Election of Ten Directors

			Abstentions and
Name	Votes For	Votes Withheld	Broker Non-Votes

Wilford V. Bane, Jr.	28,054,893	119,600	-0-

Arnold L. Chavkin	28,055,493	119,000	-0-

Robert J. Druten	26,963,721	1,210,772	-0-

David J. Evans	26,963,721	1,210,772	-0-

Robert A. Halmi, Jr.	26,963,721	1,210,772	-0-

Donald J. Hall, Jr.	26,963,721	1,210,772	-0-

Irvine O. Hockaday, Jr.	26,963,721	1,210,772	-0-

David B. Koff	28,055,193	119,300	-0-

Peter A. Lund	26,770,654	1,403,839	-0-

John P. Mascotte	28,055,193	119,300	-0-

      Proposal Three — Approval of Amendment to the Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. to Increase the Authorized Number of Shares of Class A Common Stock to 200,000,000:

Votes For	Votes Against	Abstentions and Broker Non-Votes

26,160,193	11,800	2,500

      Proposal Four — Ratification of Amendment to the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan:

Votes For	Votes Against	Abstentions and Broker Non-Votes

26,909,207	1,172,531	2,505

ITEM 6. Exhibits and Reports on Form 8-K

(a)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001.

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, incorporated herein by Reference).

10.1	$50,000,000 Promissory Note, dated July 10, 2001, of Crown Media Holdings to HC Crown Corporation.

10.2	Amendment No. 1, effective as of June 30, 2001, to the Promissory Note, dated February 12, 2001, made by Crown Media Holdings, Inc. in favor of HC Crown Corporation.

99	— Press Releases of Crown Media Holdings, Inc. dated May 23, 2000, May 30, 2001, June 1, 2001, June 4, 2001, June 8, 2001, July 2, 2001, and July 30, 2001.

(b)   Reports on Form 8-K

During the quarter ended June 30, 2001, we filed the following Form 8-K reports:

•	Report filed April 19, 2001 (dated April 12, 2001) regarding Item 5;

•	Report filed April 25, 2001 (dated April 25, 2001) regarding Item 5;

•	Report filed May 31, 2001 (dated May 31, 2001) regarding Item 5; and

•	Report filed June 11, 2001 (dated June 8, 2001) regarding Item 5.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2001

CROWN MEDIA HOLDINGS, INC

/s/ DAVID J. EVANS David J. Evans President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 31, 2001

/s/ WILLIAM J. ALIBER William J. Aliber Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001.

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3) , Commission File No. 333-95573, incorporated herein by Reference).

10.1	$50,000,000 Promissory Note, dated July 10, 2001, of Crown Media Holdings to HC Crown Corporation.

10.2	Amendment No. 1, effective as of June 30, 2001, to the Promissory Note, dated February 12, 2001, made by Crown Media Holdings, Inc. in favor of HC Crown Corporation.

99	— Press Releases of Crown Media Holdings, Inc. dated May 23, 2000, May 30, 2001, June 1, 2001, June 4, 2001, June 8, 2001, July 2, 2001, and July 30, 2001.