Form 10-Q
period 2001-09-30
CROWN MEDIA HOLDINGS INC
filed 2001-11-13
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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
if Changed Since Last Report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]    No   [   ]

As of November 1, 2001, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,481,416, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

     The discussion set forth in this Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings, Inc.’s (“Crown Media Holdings”) management, as of the date of this Form 10-Q, including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed in Item 2 of this Form 10-Q under the heading “Forward-Looking Statements and Risk Factors.” Crown Media Holdings will not update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

     In this Form 10-Q, the terms “we,” “us” and “our” refer to Crown Media Holdings, and, unless the context requires otherwise, Crown Media International, Inc. (“Crown Media International”), Crown Media United States, LLC (“Crown Media United States”), Crown Media Distribution, LLC (“Crown Media Distribution”), Crown Entertainment Limited (“Crown Entertainment”), and H&H Programming — Asia, L.L.C. (“H&H Programming”), subsidiaries of Crown Media Holdings that operate our businesses. The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

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

     The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year 2001.

     The following unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 2000 and 2001, have been derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This unaudited pro forma financial information is qualified in its entirety by reference to, and should be read in conjunction with, our unaudited financial statements contained in this Form 10-Q and related notes thereto for the three and nine months ended September 30, 2000 and 2001, as well as our historical consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

     The consolidated financial statements of Crown Media Holdings include the assets, liabilities and results of Crown Media International for all periods presented. Crown Media Holdings considers Crown Media International as a predecessor corporation for financial reporting purposes. The historical consolidated financial statements of Crown Media Holdings also include the results of operations for (i) 22.5% of the common interests in Crown Media United States (formerly Odyssey Holdings, LLC) owned by Crown Media Holdings for the entire year ended December 31, 2000, under the equity method, (ii) an additional 55% of the common interests in Crown Media

United States owned by us since May 9, 2000, when we completed our initial public offering and acquired those additional interests, (iii) the 100% interest in Crown Entertainment since May 9, 2000, (iv) the remaining 22.5% common interests in Crown Media United States owned by us since March 15, 2001, when we acquired those remaining common interests, (v) the 100% interest in H&H Programming — Asia since March 15, 2001, when we acquired the remaining 50% interest in that entity, and (vi) the 100% interest in Crown Media Distribution since September 28, 2001, when we formed that entity.

     The unaudited pro forma financial information stated below presents a summary of consolidated results of operations of Crown Media Holdings, Crown Media International, Crown Media United States, Crown Entertainment and H&H Programming — Asia, as if each of these acquisitions listed above had occurred on January 1 of the periods presented, along with certain pro forma adjustments to give effect to the amortization of goodwill and other intangibles. Crown Media Distribution commenced operations on September 28, 2001, in conjunction with the purchase of our film assets. The unaudited pro forma financial information stated below also excludes the activities of The Kermit Channel due to the termination of contracts with The Jim Henson Company and EM.TV. The unaudited pro forma financial information is not necessarily indicative of the results of operations had the transactions been effected on the assumed dates.

     The following summary of Crown Media Holdings’ unaudited pro forma consolidated statements of operations and related Management’s Discussion and Analysis of Pro Forma Results of Operations have been included to provide a comparative basis for users of Crown Media Holdings’ financial information.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

	(Unaudited)
Gross revenues:
Subscriber fees	$14,289	$18,211	$36,757	$54,432
Advertising	3,578	4,733	9,428	18,457
Advertising by Hallmark Cards	681	4,221	1,023	6,931
Other	666	242	1,153	739

Gross revenues	19,214	27,407	48,361	80,559
Amortization of subscriber acquisition and other fees	(387)	(1,072)	(437)	(4,619)

Total revenues	18,827	26,335	47,924	75,940
Cost of Services:
Programming costs (1)	16,504	23,671	41,465	65,785
Operating costs	14,573	18,052	38,082	46,165

Total cost of services	31,077	41,723	79,547	111,950
Selling, general and administrative expenses	14,050	19,107	48,132	59,654
Marketing expenses	4,629	10,773	13,164	27,601
Amortization of goodwill and other intangibles	5,524	5,524	16,462	16,462

Loss from operations	(36,453)	(50,792)	(109,381)	(139,727)
Interest income (expense), net	519	(2,322)	477	(4,789)

Net loss before income taxes	(35,934)	(53,114)	(108,904)	(144,516)
Income tax provision	(468)	(397)	(1,020)	(1,403)

Net loss	$(36,402)	$(53,511)	$(109,924)	$(145,919)

Weighted average number of Class A and Class B shares outstanding (2)	65,377	104,149	65,377	104,122

Net loss per share	$(0.56)	$(0.51)	$(1.68)	$(1.40)

(1)	Non-affiliate programming costs exclude third quarter termination charges of $13.0 million and write-offs of program license fees totaling $15.2 million relating to two program agreements for the three and nine months ended September 30, 2001.

(2)	Weighted average number of Class A and Class B shares outstanding include 33.3 million shares issued in conjunction with the film assets transaction as if the shares were issued on January 1, 2001.

Management’s Discussion and Analysis of Pro Forma Results of Operations

     Three and Nine Months Ended September 30, 2001, Compared to Three and Nine Months Ended September 30, 2000

     Revenues. Net revenues for the three and nine months ended September 30, 2001, increased to $26.3 million and $75.9 million, respectively, from $18.8 million and $47.9 million, which represent increases of $7.5 million, or 40%, and $28.0 million, or 59%, respectively, over the comparable periods in 2000. Gross subscriber fees revenue increased to $18.2 million and $54.4 million, respectively, from $14.3 million and $36.8 million, for the three and nine months ended September 30, 2001, which represent increases of $3.9 million, or 27%, and $17.6 million, or 48%, respectively, over the comparable periods in 2000. The increased subscriber fees revenue resulted from new market launches in the first half of 2001 and expanded distribution in existing markets. The number of subscribers to the Hallmark Channel, as of September 30, 2001, increased to 82.9 million from 56.2 million as of September 30, 2000, which represents an increase of 26.7 million, or 48%. Subscribers to our international channel increased at a higher rate than international subscriber fees revenue primarily because a number of new subscribers were added during promotional periods in which fees were reduced or waived. Additionally, rates for international subscriber fees decreased and may continue to decrease as we renew distribution agreements, which may provide for lower rates than under previous agreements. International fees per subscriber are expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry from subscriber fees revenue to advertising revenue, and the economic turbulence in certain of our markets. We also may experience a decrease in subscriber fees revenue in our Italian market due to a potential renegotiation of an existing distribution agreement with one of our pay television distributors. Currently, the Italian market represents 9% of our international subscriber fees revenue and 7% of our total subscriber fees revenue. Seventy-two percent of gross subscriber fees revenue for both the three and nine months ended September 30, 2001, and 75% and 79%, respectively, of gross subscriber fees revenue for the three and nine months ended September 30, 2000, were earned internationally. Subscribers to our domestic channel increased from 25.9 million as of September 30, 2000, to 39.7 million as of September 30, 2001, which represents an increase of 13.8 million, or 53%. During third quarter 2001, we completed a distribution agreement with DIRECTV, which added approximately five million new subscribers. Because of the amortization of subscriber acquisition and other fees, we may experience a decline in net subscriber revenues, as we net amortization of subscriber acquisition and other fees against respective revenue in accordance with generally accepted accounting principles in the United States.

     Ratings on our domestic channel increased over the prior year’s quarter due to the change in our programming content and increased advertising for the channel re-brand. Our Adult 18–54-audience composition in Primetime (Monday through Sunday 8–11 p.m.) increased 36%. Our Total Day rating increased 50% and our Primetime ratings increased 50% over the third quarter of 2000.

     Advertising revenues increased to $9.0 million and $25.4 million from $4.3 million and $10.5 million, respectively, for the three and nine months ended September 30, 2001, which represent increases of $4.7 million, or 110%, and $14.9 million, or 143%, respectively, over the comparable periods in 2000. The increases in advertising revenues reflect our growth in subscribers, higher advertising rates in the domestic market, channel programming which became more attractive to advertisers, and expanded sales of advertising time primarily in the United States, the United Kingdom and Latin America. We are facing a challenging advertising market due to its continuing softness and the decrease in spending by many Fortune 500 companies, troubled by a declining market and a drop in consumer confidence.

     Crown Media Holdings will commence earning revenue through a new business segment during fourth quarter 2001, via its purchase of certain film assets of Hallmark Entertainment Distribution LLC (“Hallmark Entertainment Distribution”). Notwithstanding our use of the film assets on our channels, we intend to generate licensing fees revenue as we establish ourselves in the market and expand our customer base. As part of the purchase, we are entitled to all assets and liabilities generated by licensing the film assets to third parties from January 1, 2001, to September 28, 2001. Such amounts will be determined and adjusted, under the Purchase and Sale Agreement within 60 days of the September 28, 2001, closing of the film transaction. These amounts are not expected to be significant.

     Cost of services. Cost of services for the three and nine months ended September 30, 2001, increased to $41.7 million and $112.0 million from $31.1 million and $79.5 million, which represent increases of $10.6 million, or 34%, and $32.5 million, or 41%, respectively, over the comparable periods in 2000. Cost of services as a percent of total revenue decreased to 158% and 147%, respectively, for the three and nine months ended September 30, 2001, as compared to 165% and 166%, respectively, for the three and nine months ended 2000. These decreases were primarily due to our employment of in-house resources to produce interstitials (the promotional segments aired between programs) and the utilization of our Network Operations Center to perform certain playback functions previously provided by third-party vendors. Programming costs for the three and nine months ended September 30, 2001, rose 43% and 59%, respectively, as we invested in additional and higher quality programming, necessary to fulfill our programming strategy. We anticipate a decline in affiliated programming amortization expense due to the completion of the purchase of the film assets on September 28, 2001, but expect a significant increase in amortization related to our new film assets. Generally, we will amortize our film assets used internally over ten years and externally upon revenue recognition. We also acquired and continue to amortize popular programming from third-party suppliers to meet our strategy and the demands of our customers. In order to attract and maintain viewers in our international markets, who are not as familiar with the Hallmark brand name, we plan to purchase additional series from third-party suppliers. To enhance the quality of our new and existing subscribers’ pay television experience and support the utilization of the Network Operations Center, we expanded the number of employees in our broadcast operations, contributing to the rise in our operating costs. Total cost of services increased due to our amortizing additional licensed programming and servicing our expanded markets.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2001, increased to $19.1 million and $59.7 million from $14.1 million and $48.1 million, which represent increases of $5.0 million, or 36%, and $11.6 million, or 24%, respectively, over the comparable periods in 2000. These increases primarily reflect increased costs associated with supporting expanded distribution in existing markets, supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels. Due to a company-wide travel restriction in September 2001 and the implementation of teleconferencing, travel and entertainment expenses declined during the third quarter of 2001. Additionally, depreciation increased after the launch of our Network Operations Center in the first quarter of 2001 and the company-wide upgrade of our network infrastructure, computers and technical equipment. Selling, general and administrative expenses as a percent of total revenue decreased to 73% and 79%, respectively, for the three and nine months ended September 30, 2001, as compared to 75% and 100%, respectively, for the three and nine months ended September 30, 2000. These decreases are due to increases in net revenues of 40% and 59%, respectively, noted above and decreases in travel, entertainment, and other costs.

     In October 2001, we implemented a reorganization, which resulted in the termination of a number of employees, primarily from the marketing, finance and administrative departments. None of these costs have been reflected in our third quarter 2001 results, but will be included as a fourth quarter 2001 charge. For further information on this reorganization, see “Recent Developments — Reorganization” in Note 1 to Condensed Notes to Consolidated Financial Statements in this Report and Item 2 below.

     Marketing expenses. Marketing expenses for the three and nine months ended September 30, 2001, increased to $10.8 million and $27.6 million from $4.6 million and $13.2 million, which represent increases of $6.2 million, or 133%, and $14.4 million, or 110%, respectively, over the comparable periods in 2000. Marketing expenses increased in the first, second and third quarters of 2001 due to aggressive marketing campaigns to drive consumer awareness and the introduction of our new brand package, which included branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand began a worldwide rollout on November 1, 2000, and was completed on August 5, 2001. Additionally, in an effort to strengthen our domestic brand awareness, we incurred and will continue to incur expenses related to the promotion and advertising campaigns supporting our August 5, 2001, re-branding of the Odyssey Network as the Hallmark Channel.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for both the three and nine months ended September 30, 2001 and 2000, were $5.5 million and $16.5 million, respectively. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which is being amortized over 20 years. In conjunction with the acquisition of EM.TV & Merchandising AG’s (“EM.TV”) 50% interest in H&H Programming — Asia and the remaining 22.5% common interests in Crown Media United States on March 15, 2001, we recorded goodwill and other intangibles in the amount of $92.6 million, which are being amortized over 10 years subject to final appraisal. The amortization of goodwill and certain “other” intangibles for which the lives are deemed “indefinite” arising from past acquisitions will cease as of January 1, 2002, in accordance with revised accounting standards issued by the Financial Accounting Standards Board in June 2001. We will no longer record amortization expense of $5.5 million per quarter, or $22.0 million per year, which will significantly decrease our net loss. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. We have not yet fully assessed the impact of these new standards on our prospective financial statements, but we expect that the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

     Loss from operations. Loss from operations for the three and nine months ended September 30, 2001, increased to $50.8 million and $139.7 million, respectively, from $36.5 million and $109.4 million, respectively, which represent increases of $14.3 million, or 39%, and $30.3 million, or 28%, over the comparable periods in 2000. This increase was primarily due to aggressive marketing campaigns for our domestic channel, the introduction of our new brand package, and factors affecting the cost of services as described above. This increase was partially offset by our increased utilization of in-house resources to produce interstitial product and the employment of the Network Operations Center to perform certain playback functions previously provided by third-party vendors.

     Interest income (expense), net. Net interest expense for the three and nine months ended September 30, 2001, increased to $2.3 million and $4.8 million from net interest income of $519,000 and $477,000, which represent increases of $2.8 million, and $5.3 million, respectively, over the comparable periods in 2000. These increases were primarily due to increased borrowings to fund operations.

     Income tax provision. Income tax provision for the three and nine months ended September 30, 2001, decreased to $397,000 and increased to $1.4 million from $468,000 and $1.0 million, which represent a decrease of $71,000, or 15%, and an increase of $383,000, or 38%, respectively, over the comparable periods in 2000. This increase was due to the tax on the foreign-based income resulting from increased international subscriber fees revenue as discussed above. The Argentine and Brazilian governments are considering the implementation of taxation on advertising sales. If implemented, our foreign taxes would increase as would our net loss.

     Net loss. Net loss for the three and nine months ended September 30, 2001, increased to $53.5 million and $145.9 million from $36.4 million and $109.9 million, which represent increases of $17.1 million, or 47%, and $36.0 million, or 33%, respectively, over the comparable periods in 2000. These increases in net loss for the three and nine months ended September 30, 2001, were attributable to a combination of the factors discussed above.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of	As of
	December 31,	September 30,
	2000	2001

		(Unaudited)
ASSETS
Cash and cash equivalents	$34,274	$10,483
Accounts receivable, less allowance for doubtful accounts of $2,917 and $6,435, respectively	18,159	26,189
Program license fees — affiliates, net of accumulated amortization	20,107	27,043
Program license fees — non-affiliates, net of accumulated amortization	24,908	31,786
Subtitling and dubbing, net of accumulated amortization	1,525	2,331
Debt issuance costs, net of accumulated amortization	—	1,193
Deferred tax asset	—	4,189
Prepaids and other assets	3,181	4,846

Total current assets	102,154	108,060
Restricted cash	340	340
Accounts receivable, net of current portion	3,074	5,508
Program license fees — affiliates, net of current portion	73,654	51,501
Program license fees — non-affiliates, net of current portion	41,736	24,038
Subtitling and dubbing, net of current portion	4,227	4,846
Film assets, net of accumulated amortization	—	812,443
Subscriber acquisition and other fees, net of accumulated amortization	29,670	119,899
Property and equipment, net of accumulated depreciation	31,067	46,038
Investment in/advances to unconsolidated entity	611	—
Goodwill and other intangibles, net of accumulated amortization	240,141	318,901
Debt issuance costs, net of current portion	—	4,274
Prepaids and other assets, net of current portion	3,404	2,048

Total assets	$530,078	$1,497,896

LIABILITIES
Accounts payable and accrued liabilities	$26,027	$128,082
Subscriber acquisition fees payable	27,770	23,323
License fees payable to affiliates	82,571	103,628
License fees payable to non-affiliates	26,869	28,532
Payable to affiliates	7,023	3,977
Notes and interest payable to HC Crown	37,549	70,730
Chase Manhattan credit facility — India	—	3,234
Capital lease obligation	—	1,290
Deferred programming revenue	713	256

Total current liabilities	208,522	363,052
Accrued liabilities, net of current portion	18	334
Subscriber acquisition fees payable, net of current portion	—	3,650
License fees payable to affiliates, net of current portion	27,309	25,664
License fees payable to non-affiliates, net of current portion	22,421	19,095
Chase Manhattan credit facility, net of current portion	—	209,628
Deferred tax liability	—	9,509
Capital lease obligation, net of current portion	—	11,063
Preferred minority interest	25,000	25,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 200,000,000 shares authorized; issued shares of 34,730,505 and 73,906,416; outstanding shares of 29,352,784 and 73,481,416 as of December 31, 2000, and September 30, 2001, respectively	294	735
Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,670,422 as of December 31, 2000, and September 30, 2001, respectively	307	307
Paid-in capital	496,697	1,255,958
Accumulated other comprehensive loss	(12)	(272)
Accumulated deficit	(250,478)	(425,827)

Total stockholders’ equity	246,808	830,901

Total liabilities and stockholders’ equity	$530,078	$1,497,896

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

	(Unaudited)
Revenues:
Subscriber fees	$14,091	$17,139	$33,182	$49,734
Advertising	3,577	4,733	5,723	18,457
Advertising by Hallmark Cards	681	4,221	1,023	6,931
Management fees from unconsolidated entity and other	1,017	242	2,244	728

Total revenues	19,366	26,335	42,172	75,850
Cost of Services:
Programming costs:
Affiliates	12,115	16,387	20,946	44,081
Non-affiliates	4,389	36,236	10,556	51,639
Operating costs	12,229	19,378	31,923	47,060

Total cost of services	28,733	72,001	63,425	142,780
Selling, general and administrative expenses	16,311	18,270	36,927	59,508
Marketing expenses	4,435	10,773	9,964	27,599
Amortization of goodwill and other intangibles	3,132	5,524	5,507	14,520

Loss from operations	(33,245)	(80,233)	(73,651)	(168,557)
Equity in net losses of unconsolidated entities and investment expenses	(954)	—	(8,114)	(655)
Interest income (expense), net	626	(2,322)	341	(4,734)

Net loss before income taxes	(33,573)	(82,555)	(81,424)	(173,946)
Income tax provision	(468)	(397)	(1,020)	(1,403)

Net loss	$(34,041)	$(82,952)	$(82,444)	$(175,349)

Other comprehensive loss:
Foreign currency translation adjustment	(76)	521	(51)	(260)

Comprehensive loss	$(34,117)	$(82,431)	$(82,495)	$(175,609)

Weighted average number of Class A and Class B shares outstanding	60,006	68,115	47,707	64,871

Net loss per share	$(0.57)	$(1.22)	$(1.76)	$(2.70)

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,

	2000	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,444)	$(175,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	43,923	112,910
Provision for losses on accounts receivable	2,872	4,765
Equity in net losses of unconsolidated subsidiaries	8,114	655
Stock-based compensation	6,144	1,230
Loss on sale of property and equipment	5	138
Changes in operating assets and liabilities net of effects from purchases of Crown Media United States and H&H Programming — Asia:
Increase in accounts receivable	(10,184)	(13,802)
Additions to program license fees	(65,006)	(66,519)
Increase in subtitling and dubbing	(2,389)	(3,563)
(Increase) decrease in prepaids and other assets	332	(34)
Additions to subscriber acquisition and other fees	(2,795)	(17,290)
Increase in accounts payable and accrued liabilities	27,768	7,566
Increase (decrease) in interest payable	779	(40)
Decrease in subscriber acquisition fees payable	—	(797)
Increase (decrease) in affiliate license fees payable	(7,168)	23,738
Decrease in payable to affiliates	(335)	(3,045)
Decrease in deferred revenue	(1,663)	(457)

Net cash used in operating activities	(82,047)	(129,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,719)	(11,116)
Proceeds from disposition of property and equipment	79	128
Cash acquired from the purchase of Crown Media United States	13,055	—
Acquisition of H&H Programming — Asia, net of cash	—	(482)
Other investments in and issuance of note receivable	(4,021)	—

Net cash used in investing activities	(9,606)	(11,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	125,351	54
Proceeds from the issuance of common stock due to exercise of stock options	193	744
Capital contributions	10,000	—
Borrowings from HC Crown note payable	24,090	116,220
Borrowings from Chase Manhattan	—	209,628
Repayment of borrowings on HC Crown notes payable	—	(83,000)
Repayment of borrowings from Chase Manhattan	—	(120,000)
Net borrowings from Chase Manhattan — India	—	343
Repayment of borrowings on Crown Media United States note payable	(10,000)	—
Debt issuance costs	—	(5,467)
Principal payments under capital lease obligation	—	(899)

Net cash provided by financing activities	149,634	117,623
Effect of exchange rate changes on cash	(15)	(50)

Net increase (decrease) in cash and cash equivalents	57,966	(23,791)
Cash and cash equivalents, beginning of period	3,866	34,274

Cash and cash equivalents, end of period	$61,832	$10,483

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Nine Months Ended
	September 30,

	2000	2001

	(Unaudited)
Supplemental disclosure of cash and non-cash activities:
Interest paid	$449	$4,738
Income taxes paid	$1,020	$1,403
Accretion related to predecessor Class B common stock subject to put and call through May 9, 2000	$1,484	$—
Asset acquired through capital lease obligation	$—	$13,252
Purchase of Crown Media United States and H&H Programming — Asia, net of cash acquired:
Accounts receivable and other assets	$12,571	$1,715
Program license fees	84,079	2,678
Subscriber acquisition and other fees	24,422	—
Goodwill and other intangibles	248,780	92,583
Accounts payable and other liabilities	18,951	2,089
Subscriber acquisition fees payable	27,210	—
Note and interest payable to non-affiliate	—	2,892
License fees payable — affiliate	64,317	5,694
Preferred minority interest	25,000	—
Issuance of Class A common stock	216,901	85,819
Purchase of Hallmark Entertainment film assets:
Film assets		$812,443
Accounts receivable		4,651
Deferred tax asset valuation allowance reduction		95,314
Accrued liabilities		100,000
Notes and interest payable to Chase Manhattan		120,000
Deferred tax liability		100,634
Issuance of Class A common stock		591,774
Subscriber acquisition and other fees:
Subscriber acquisition and other fees		$80,081
Issuance of Class A common stock		80,081

The accompanying notes are an integral part of these consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization

Organization

     Crown Media Holdings, through its subsidiaries, owns and operates pay television channels dedicated to high quality, broad appeal, entertainment programming, in the United States and in various countries throughout the world. Internationally, the Hallmark Channel (formerly known as the Hallmark Entertainment Network) is operated and distributed in more than 100 international countries by Crown Media International, which commenced operations as a Delaware corporation in June 1995, and in the United Kingdom by Crown Entertainment. Domestically, the Hallmark Channel (formerly known as the Odyssey Channel) is operated and distributed by Crown Media United States, which commenced operations as a limited liability company in July 1995. Significant investors in Crown Media Holdings include Hallmark Entertainment, Inc. (“Hallmark Entertainment”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), Liberty Media Corp. (“Liberty Media”), the National Interfaith Cable Coalition (“NICC”), J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”), and DirecTV Enterprises, Inc. (“DirecTV”).

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

     On May 9, 2000, Crown Media Holdings completed a reorganization in which all of Crown Media Holdings’ outstanding shares were exchanged for 100% of Crown Media International and 77.5% of the common interests in Crown Media United States. Our consolidated financial statements include the assets and liabilities of Crown Media International at their historical carrying values since both we and Crown Media International are entities under common control before and after the reorganization. The accompanying consolidated financial statements also include the assets and liabilities and results of operations of Crown Media Holdings’ other direct and indirect, wholly and majority-owned subsidiaries. Additionally, on May 9, 2000, we acquired Liberty Media’s 32.5% interest in Crown Media United States and NICC’s 22.5% interest in Crown Media United States, and included these interests in our consolidated financial statements at their fair value using purchase accounting as of the date of the reorganization. In conjunction with the reorganization, Crown Media Holdings completed its initial public offering of 10,000,000 shares of Class A common stock at $14 per share. The net proceeds from this offering, after expenses and underwriting discounts and commissions, were approximately $125.4 million.

     The pay television channel now operated by Crown Media United States was initially dedicated primarily to religious programming. In April 1999, Crown Media United States relaunched the channel as one dedicated to high-quality family programming.

     Prior to the initial public offering and reorganization, Crown Media International held a 22.5% common equity interest in Crown Media United States. The assets and liabilities of Crown Media United States and its subsidiaries relating to Crown Media International’s original 22.5% interest in Crown Media United States are included in Crown Media Holdings’ consolidated financial statements based on their historical carrying values. Crown Media International’s 50% interest in H&H Programming — Asia, which operated The Kermit Channel until December 2000, was treated as an equity investment until March 15, 2001, in Crown Media Holdings’ consolidated financial statements. On March 15, 2001, Crown Media Holdings acquired from The Jim Henson Company, Inc. (“The Jim Henson Company”) the remaining 22.5% common interests in Crown Media United States and the remaining 50% interest in H&H Programming — Asia which we did not previously own, for approximately $85.8 million. In consideration for these ownership interests, we issued approximately 5.4 million shares of our Class A common stock to The Jim Henson Company. The acquisition was recorded at fair value using purchase accounting as of March 15, 2001.

Recent Developments

Purchase of Film Assets

     On September 28, 2001, Crown Media Holdings completed the acquisition of approximately 700 film titles and related rights and property, representing over 3,000 hours of programming, from the film assets of Hallmark Entertainment Distribution, a wholly-owned subsidiary of Hallmark Entertainment. Under the terms of the acquisition, we have assumed $220.0 million of Hallmark Entertainment debt and payables and issued 33,744,528 shares of our Class A common stock. The number of shares of common stock was determined by a formula based on the average closing price of the common stock from November 6, 2000, (the date we announced that we were contemplating the transaction) to September 27, 2001 (the day prior to closing), which average price was $17.78 per share. The purchase price was agreed to by the Board of Hallmark Entertainment after receiving a fairness opinion from their financial advisor, and by the independent Board members of Crown Media Holdings after receiving a fairness opinion from their financial advisor. Additionally, the shareholders of Crown Media Holdings, other than Hallmark Cards and its affiliates, approved the transaction at a meeting on July 17, 2001. Of the shares issued in the transaction, 425,000 shares were issued to an escrow and will be returned to us if a previously announced, proposed settlement of a shareholder lawsuit relating to the Purchase and Sale transaction becomes final.

     Crown Media Holdings recorded the film assets at carrying cost for financial reporting purposes, which was less than the fair value at the closing date, as the transaction with the parent company is considered a transaction between entities under common control. In accordance with the Purchase and Sale Agreement with Hallmark Entertainment, Hallmark Entertainment Distribution has 60 days from the close of the transaction to provide Crown Media Holdings with any adjustments to the carrying cost of the film assets, which adjustments are not expected to be significant.

     Hallmark Entertainment Distribution intends to generate revenue from the film assets transaction by granting licenses to use the film assets to third parties. We intend to use the films as programming for our television channels and interactive uses and also to continue granting licenses to use the film assets to third parties.

Reorganization

     In order to utilize the synergies between Crown Media International, our international operating subsidiary, and Crown Media United States, our domestic operating subsidiary, approximately 15% of the Company’s employees were involuntarily terminated during October 2001. Employees affected by this reorganization were primarily members of our marketing, finance and administrative departments. We will incur costs related to this reorganization, which will be accounted for under Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and SEC Staff Accounting Bulletin (SAB) No. 100, Restructuring and Impairment Charges. These costs will be comprised primarily of the termination benefits of severance salary and outplacement service for all affected employees. During fourth quarter 2001, we plan to incur restructuring charges of approximately $4.0 to $6.0 million related to these initiatives.

Liquidity

     In connection with our growth strategy, we expect that we will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. We are currently committed to spend more than $45.3 million for non-affiliate programming over the next 12 months. We are committed to payments for subscriber acquisition fees of $13.5 million in the fourth quarter 2001, $8.8 million in the first quarter 2002, and $1.0 million in the second quarter 2002, and a future payment of $3.7 million. We are also committed to pay severance costs of approximately $4.0 to $6.0 million, which were incurred subsequent to third quarter 2001. We also expect to report net losses for the foreseeable future.

     In connection with the completion of the acquisition of the film assets from Hallmark Entertainment Distribution as described above on September 28, 2001, we entered into a credit agreement with a syndicate of banks, led by The Chase Manhattan Bank as Administrative Agent and Issuing Bank, under which the banks extended to us a five-year secured credit facility of up to $285.0 million. The loan is guaranteed by our subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. A portion of the borrowings under the bank credit facility have been used to pay $120.0 million of debt assumed as part of the consideration for acquiring the film assets and to repay the outstanding amount under a $150.0 million line of credit with HC Crown of $84.2 million. As of November 1, 2001, there were $65.4 million of borrowings available under the credit facility for general working capital purposes.

     Upon repayment of the outstanding borrowings under our existing $150.0 million line of credit, HC Crown also provided a new $150.0 million line of credit to us, with a final maturity no later than February 27, 2007. This line of credit is subordinate to the bank credit facility, and, to the extent permitted by the bank credit facility, its availability will be reduced dollar for dollar in an amount equal to Net Cash Proceeds received by us in exchange for the issuance of any debt or equity security. We will pay interest on any borrowings under the line of credit at a rate equal to LIBOR plus three percent, or, after December 31, 2002, three and one-half percent, payable quarterly. HC Crown’s obligation to make loans under this line of credit is supported by a letter of credit issued by Credit Suisse First Boston.

     The bank credit facility encompasses a term loan of $100.0 million and a revolving line of credit of $185.0 million, which includes up to $20.0 million of letters of credit issued at our request. The aggregate principal amount of all outstanding revolving credit loans and term loans as well as letters of credit available under the credit facility must not exceed the amount of the “Library Credit” then in effect. The Library Credit means 50% of the most recent valuation of the film assets, based upon the net present value of cash flows. Currently the Library Credit is in excess of the maximum amount of the bank loans.

     Each loan (which includes the term loans and any revolving credit loans) bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of The Chase Manhattan Bank, a certificate of deposits rate or the Federal Funds effective rate, which is adjusted whenever the rate changes. We are required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. For additional information regarding the bank credit facility, see Note 9 below.

     We believe that the bank credit facility and the HC Crown line of credit, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through at least December 31, 2002. We also intend to raise additional funds to support and expand our businesses. Any additional equity financings could result in dilution to our existing investors. There can be no assurance that we will be able to consummate any additional equity or debt financing.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the consolidated accounts of Crown Media Holdings and those of its majority-owned and controlled subsidiaries. Historically, we held investments in entities that were not majority-owned and controlled by Crown Media Holdings, which were accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Subscriber Acquisition and Other Fees

     Crown Media United States has distribution agreements with the top nine United States pay television distributors, which carry the Hallmark Channel on some of their cable, satellite, DTT, or SMATV systems. Crown Media United States is obligated to pay subscriber acquisition fees, if certain subscriber levels are met, as defined in certain of these agreements, or in order to obtain carriage of the Hallmark Channel by those distributors.

     During the nine months ended September 30, 2001, Crown Media Holdings recorded an additional $97.4 million in subscriber acquisition and other fees and recorded amortization of $7.2 million for such fees, resulting in an asset balance of $119.9 million. As of September 30, 2001, the consolidated balance sheet also reflected subscriber acquisition fees payable of $27.0 million. Subscriber acquisition fees are capitalized and amortized on a straight-line basis over the terms of the distribution agreements. Currently, Crown Media United States is committed to current payments of $13.5 million in fourth quarter 2001, $8.8 million in first quarter 2002, and $1.0 million in second quarter 2002, and a future payment of $3.7 million.

Program License Fees

     Program license fees are payable in connection with the acquisition of the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters,” program rights are deferred and then amortized on a straight-line basis over their license periods (the “airing windows”) or anticipated usage, whichever is shorter. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs versus the revenues directly associated with the programming and related expenses. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss.

     SFAS No. 63 also requires an entity providing programming to report an asset and liability for the rights licensed under a programming agreement only when the license period begins and when certain other defined requirements are met.

Subtitling and Dubbing

     Subtitling and dubbing costs represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties, the program’s estimated life (in the case of programming licensed from Hallmark Entertainment Distribution) or 10 years. Accumulated amortization related to subtitling and dubbing as of December 31, 2000, and September 30, 2001, was $2.9 million and $4.3 million, respectively.

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

Revenue Recognition

     Subscriber fees from pay television distributors are recognized as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization.

     Advertising revenues are recognized as earned in the period in which the advertising commercials or infomercials are telecast. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

     Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon Crown Media Holdings’ historical practice of receiving cash for similar advertisements from buyers unrelated to the other party in the current barter transaction. When the barter advertising revenue does not meet the requirements of Emerging Issues Tax Force (“EITF”) No. 99-17, “Accounting for Advertising Barter Transactions,” no revenue is recognized. For the three and nine months ended September 30, 2001, revenue from advertising barter transactions equaled the corresponding barter expenses and were $364,000 and $1.3 million, respectively, and were included as a component of both advertising revenue and marketing expenses in the accompanying consolidated statements of operations. No barter revenue or related barter expense was recorded for the three and nine months ended September 30, 2000.

     Revenues from foreign sources for the three and nine months ended September 30, 2000, represented 61% and 72%, respectively, of total revenue. Revenues from foreign sources for both the three and nine months ended September 30, 2001, represented 63% of total revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Australia, New Zealand, the Benelux countries, Italy, South Africa, Spain and certain countries in Asia, the Middle East and Latin America, during both periods presented, and the United States for the nine months ended September 30, 2001.

Cost of Services

     Cost of services includes programming distribution expenses and amortization of program license fees, subtitling and dubbing.

Minority Interest

     The minority interest in the net income or loss of Crown Media Holdings’ non wholly owned, consolidated subsidiaries is insignificant and therefore not separately reflected in the accompanying consolidated financial statements. To the extent the minority interest in the net losses of Crown Media Holdings’ consolidated subsidiaries exceeds the minority investment in those subsidiaries, such excess losses are charged to Crown Media Holdings. See note 5 for a discussion of minority interest related to the preferential interest in Crown Media United States.

Comprehensive Loss

     Crown Media Holdings reports all changes in equity that result from transactions and other economic events other than transactions with owners as comprehensive income (loss). No tax benefit has been provided on the foreign currency translation loss component for any period.

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

Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 4.1 million for the three and nine months ended September 30, 2000, and approximately 6.7 million for the three and nine months ended September 30, 2001, of stock options have been excluded from the calculations below because their effect would have been anti-dilutive. Accordingly, diluted loss per share equals basic loss per share.

     The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

	(In thousands, except per share amounts)
Net loss	$(34,041)	$(82,952)	$(82,444)	$(175,349)
Accretion related to predecessor Class B common stock subject to put and call through May 9, 2000	—	—	(1,484)	—

	$(34,041)	$(82,952)	$(83,928)	$(175,349)

Denominator:
Weighted average common shares outstanding (1)	60,006	68,115	47,070	64,871

Net loss per share:
Basic and diluted net loss per share	$(0.57)	$(1.22)	$(1.76)	$(2.70)

(1) Number of shares recalculated to include initial public offering shares.

Stock-Based Compensation

     Crown Media Holdings accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting For Stock Issued to Employees.

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

Concentration of Credit Risk

     Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant financial instruments with off-balance sheet risk of accounting losses, such as foreign exchange contracts, options contracts, or other foreign currency hedging arrangements.

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

Recently Issued Accounting Pronouncements

     In June 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued. This statement was subsequently amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” which changed the effective date to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Crown Media Holdings has not used derivative instruments nor does it engage in hedging activities except for a derivative contract assumed in connection with the purchase of film assets as described in Note 9.

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

     In third quarter 2001, Crown Media Holdings adopted Statement of Position 00-2, “Accounting by Producers and Distributors of Films” (“SOP 00-2”). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets. Crown Media Holdings adopted this accounting policy on September 28, 2001, in conjunction with the purchase of the film assets.

     In April 2001, the FASB’s EITF reached a final consensus EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 will be effective for Crown Media Holdings in the first quarter of 2002. EITF 00-25 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. While Crown Media Holdings is in the process of evaluating the overall impact of EITF 00-25 on its consolidated financial statements, it is not expected that EITF 00-25 will have a significant impact on Crown Media Holdings’ consolidated financial statements.

     EITF Issue Nos. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future” and 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” become effective for Crown Media Holdings beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. Crown Media Holdings continues to assess the effect these new standards will have on the financial statements. Crown Media Holdings expects the adoption of these standards will not have a material effect on our financial statements.

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for Crown Media Holdings in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Crown Media Holdings is in the process of quantifying the anticipated impact of adopting the provisions of FAS 142, which is expected to be significant.

     Upon adoption, Crown Media Holdings will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. Based on the current levels of goodwill, this would reduce annual goodwill amortization expense by approximately $22.0 million. The impact of stopping the amortization of goodwill would decrease Crown Media Holdings’ annual pretax net loss by approximately $22.0 million, although any future impairments would result in a write-down in the period such impairment becomes evident.

Reclassifications

     Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on reported net loss.

3. Program license fees

     The asset portion of program license fees is comprised of the following:

	As of December 31,	As of September 30,
	2000	2001

	(In thousands)
Program license fees — Hallmark Entertainment Distribution	$107,028	$106,282
Program license fees — NICC	—	5,306
Program license fees — other affiliates	10,622	13,985
Program license fees — non-affiliates	73,994	93,850
Prepaid program license fees	6,870	6,922

Program license fees, at cost	198,514	226,345
Accumulated amortization	(38,109)	(91,977)

Program license fees, net	$160,405	$134,368

     License fees payable are comprised of the following:

	As of December 31,	As of September 30,
	2000	2001

	(In thousands)
License fees payable — Hallmark Entertainment Distribution	$109,859	$127,600
License fees payable — NICC	—	1,324
License fees payable — other affiliates	21	368
License fees payable — non-affiliates	49,290	47,627

License fees payable	$159,170	$176,919

     Program license fees of $15.1 million and license fees payable of $19.7 million to Hallmark Entertainment Distribution were eliminated due to the acquisition of film assets from Hallmark Entertainment Distribution on September 28, 2001. Additionally, program license fees and license fees payable to The Jim Henson Company, a previously significant investor, were reclassified as non-affiliates due to Hallmark Entertainment’s purchase of The Jim Henson Company’s interests in Crown Media Holdings on July 27, 2001.

     Crown Media United States licensed programming for distribution in the United States from The Jim Henson Company under a program license agreement, dated November 13, 1998. Under this program agreement, Crown Media United States generally licensed made-for-television movies and miniseries owned or controlled by The Jim Henson Company, as well as all programming produced by or on behalf of The Jim Henson Company for Crown Media United States. Crown Media United States substantially revised its two program agreements with The Jim Henson Company and EM.TV on July 27, 2001, under which Crown Media United States was obligated to purchase both pre-existing and original programming. The revisions replace all prior obligations. Crown Media United States will now license only one series from the EM.TV library and two new series from The Jim Henson Company. For revisions of the agreements, Crown Media United States paid to The Jim Henson Company and EM.TV $13.0 million. Additionally, Crown Media United States and Crown Media International wrote-off $15.2 million of program license fees. The entire $28.2 million is included in non-affiliate programming costs in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2001.

4. Property and Equipment

     Property and equipment are comprised of the following:

	As of December 31,	As of September 30,
	2000	2001

	(In thousands)
Technical equipment and computers	$19,702	$38,126
Transponder	—	13,252
Leasehold improvements	2,485	8,164
Furniture, fixtures and equipment	1,765	2,005
Construction-in-progress	15,109	208

Property and equipment, at cost	39,061	61,755
Accumulated depreciation and amortization	(7,994)	(15,717)

Property and equipment, net	$31,067	$46,038

     Construction-in-progress as of December 31, 2000 consisted primarily of costs incurred for an advanced global Network Operations Center at our Greenwood Village, Colorado, headquarters, which was placed in service in the first quarter of 2001. Technical equipment, computers and leasehold improvements were reclassified from construction-in-progress to their related captions during the first quarter 2001 in conjunction with the launch of our Network Operations Center. Depreciation and amortization expense totaled $1.4 million and $3.1 million, respectively, for the three months ended September 30, 2000 and 2001, and $3.8 million and $9.2 million, respectively, for the nine months ended September 30, 2000 and 2001.

5. Investments in and Advances to Unconsolidated Entities

Investment in H&H Programming — Asia

     In May 1998, Crown Media International formed H&H Programming — Asia, a New York limited liability company, with The Jim Henson Company, a New York corporation, for the purpose of developing, owning and operating a pay television channel called The Kermit Channel in Latin America and Asia. In October 2000, we ceased operating The Kermit Channel in Asia, and in lieu of a separate channel, we introduced a nine-hour programming block dedicated to the children’s market on the Hallmark Channel in our Asian feed. As of January 1, 2001, we ceased operating The Kermit Channel in India and introduced a block of children’s programming on the Hallmark Channel in India.

     Each of Crown Media International and The Jim Henson Company held a 50% interest in H&H Programming — Asia through March 15, 2001. Crown Media Holdings’ investment in H&H Programming — Asia was reflected in the consolidated financial statements using the equity method of accounting until March 15, 2001, the date of the acquisition (see note 1), at which time it became a consolidated subsidiary. Crown Media Holdings’ equity in the net loss of H&H Programming -Asia was approximately $1.0 million and $3.3 million for the three and nine months ended September 30, 2000, and $655,000 for the two and one half months ended March 15, 2001.

     Crown Media Holdings’ investment in H&H Programming — Asia, through the date of the acquisition, exceeded the underlying equity in the net assets of H&H Programming — Asia as of the date of the investment. The goodwill and other intangibles are being amortized over 10 years.

     Crown Media Holdings provided services to H&H Programming — Asia in exchange for a management fee as provided in an agreement between Crown Media International and H&H Programming — Asia. This fee, which was approximately $1.0 million and $2.2 million, respectively, for the three and nine months ended September 30, 2000, included direct and indirect costs incurred on behalf of H&H Programming — Asia, as provided by the agreements. No fees were recorded for the three and nine months ended September 30, 2001.

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

Investment in Crown Media United States

     In November 1998, Crown Media International entered into an agreement with NICC to acquire a 22.5% common equity interest in Crown Media United States. Crown Media United States (then known as Odyssey Holdings, LLC) has been formed to develop, own and operate the Odyssey Channel (which has now been renamed the Hallmark Channel). The purchase price for Crown Media International’s interest in Crown Media United States was $50.0 million. Pursuant to the terms of the agreement, Crown Media International paid $20.0 million of this purchase price in November 1998, an additional $20.0 million in May 1999 and the final payment of $10.0 million in February 2000.

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

     In connection with the November 1998 investments by Crown Media International and The Jim Henson Company, VISN Management Corp. (a subsidiary of NICC) received a redeemable preferred interest of $25.0 million, which ranks senior to the common equity interests of Crown Media United States. Crown Media United States has the right to redeem the preferred interest in whole (but not in part) for cash at 100% of the Preferred Liquidation Preference, as defined by the agreement. This amount is classified as preferred minority interest in the accompanying consolidated balance sheets. If during any fiscal year ending after January 1, 2005, and on or prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of such excess, or $5.0 million, or the Preferred Liquidation Preference. Crown Media United States is required to redeem the entire preferred interest at the Preferred Liquidation Preference on the redemption date of December 31, 2010.

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

6. Acquisition and Summarized Financial Information of Crown Media United States and H&H Programming — Asia

     The following unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 2000 and 2001, have been derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This unaudited pro forma financial information is qualified in its entirety by reference to, and should be read in conjunction with, our unaudited financial statements contained in this Form 10-Q and related notes thereto for the three and nine months ended September 30, 2000 and 2001, as well as our historical consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

     The unaudited pro forma financial information stated below presents a summary of consolidated results of operations of Crown Media Holdings, Crown Media International, Crown Media United States, Crown Entertainment and H&H Programming — Asia, as if each of these acquisitions listed above had occurred on January 1 of the periods presented, along with certain pro forma adjustments to give effect to the amortization of goodwill and other intangibles and other adjustments. Crown Media Distribution's operations are only reflected since September 28, 2001, in conjunction with the purchase of our film assets. The unaudited pro forma financial information is not necessarily indicative of the results of operations had the transactions been effected on the assumed dates.

CROWN MEDIA HOLDINGS, INC. AND ITS SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

	(Unaudited)
Revenues:
Subscriber fees	$14,345	$17,139	$37,065	$49,813
Advertising	3,578	4,733	9,430	18,457
Advertising by Hallmark Cards	681	4,221	1,023	6,931
Other	666	242	1,153	739

Total revenues	19,270	26,335	48,671	75,940
Cost of Services:
Programming costs:
Affiliates	12,514	16,387	23,769	44,657
Non-affiliates	4,724	36,236	20,730	51,759
Operating costs	15,025	19,378	38,869	47,660

Total cost of services	32,263	72,001	83,368	144,076
Selling, general and administrative expenses	14,561	18,270	49,670	59,678
Marketing expenses	4,643	10,773	13,257	27,599
Amortization of goodwill and other intangibles	5,524	5,524	16,462	16,462

Loss from operations	(37,721)	(80,233)	(114,086)	(171,875)
Interest income (expense), net	519	(2,322)	477	(4,788)

Net loss before income taxes	(37,202)	(82,555)	(113,609)	(176,663)
Income tax provision	(468)	(397)	(1,020)	(1,403)

Net loss	$(37,670)	$(82,952)	$(114,629)	$(178,066)

Weighted average number of Class A and Class B shares outstanding	65,377	68,115	65,377	66,324

Net loss per share	$(0.58)	$1.22	$(1.75)	$(2.68)

7. Capital Lease

     Crown Media International leases a combined uplink and transponder space segment under a long-term lease agreement. In accordance with SFAS No. 13, “Accounting for Leases,” the lease was capitalized. Future minimum lease payments under the agreement at September 30, 2001 are as follows:

As of September 30, 2001

(in thousands)
2001	$575
2002	2,300
2003	2,300
2004	2,300
2005	2,300
Thereafter	6,900

Total minimum lease payments	16,675
Less amount representing interest	(4,322)

Present value of net minimum lease payments	12,353
Less current maturities	(1,290)

Long-term obligation	$11,063

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

9. Related Party Transactions

Costs Incurred on Crown Media Holdings’ Behalf

     Since inception, Hallmark Entertainment has paid certain costs related to payroll and benefits, insurance, operational and financing expenditures and capital expenditures on behalf of Crown Media International. These transactions are recorded in the books and records of Crown Media International. For the three and nine months ended September 30, 2000 and 2001, respectively, no amounts were paid to Hallmark Entertainment. Unreimbursed costs of $5.4 million and $1.5 million are included in the item “payable to affiliates’ in the accompanying consolidated balance sheets as of December 31, 2000, and September 30, 2001, respectively.

Program License Agreement with Hallmark Entertainment Distribution

     The primary supplier of programming to Crown Media Holdings has been Hallmark Entertainment Distribution. Crown Media International has a program agreement with Hallmark Entertainment Distribution through December 31, 2005, which is renewable through December 31, 2010, which was amended and restated as part of our Purchase and Sale Agreement. Under the terms of the agreement, Crown Media International has the exclusive right to exhibit Hallmark Entertainment Distribution’s programming in the territories in which Crown Media International operates during three 18-month windows. Crown Media International also has the exclusive right to exhibit programming in markets where it does not currently operate, subject to any third party agreement existing at the time Crown Media International launches in those markets. In addition, under the agreement, Hallmark Entertainment Distribution is generally obligated to sell to Crown Media International all of the programming it produces and Crown Media International is obligated to purchase up to 50 programs produced per year during the term of the agreement.

     Crown Media United States also licenses programming for distribution in the United States from Hallmark Entertainment Distribution under an Amended and Restated Program License Agreement, dated January 1, 2001. Under the program agreement, Crown Media United States generally licenses made-for-television movies and miniseries owned or controlled by Hallmark Entertainment Distribution, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution for Crown Media United States. The program agreement has a term of five years and is automatically renewable for additional three year periods, subject to rate adjustments, so long as Hallmark Entertainment Distribution, as applicable, or its affiliates, own and interest of 35% or more of Crown Media Holdings. In the event that Hallmark Entertainment Distribution ceases to own a 35% interest of Crown Media Holdings, the remaining term of the applicable program agreement will be extended to two years from the date its ownership reaches that level.

     Programming costs related to the Hallmark program agreements were $7.5 million and $13.5 million for the three months ended September 30, 2000 and 2001, respectively, $15.5 million and $36.4 million, respectively, for the nine months ended September 30, 2000 and 2001, respectively. As of December 31, 2000, and September 30, 2001, $109.9 million and $127.6 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. We did not pay Hallmark Entertainment Distribution in accordance with terms of our agreements through September 30, 2001, pursuant to a waiver granted to us by Hallmark Entertainment Distribution.

Services Agreement with Hallmark Cards

     Hallmark Cards, its subsidiaries and various affiliates, provide Crown Media Holdings with services that include payroll, legal, financial, tax and other general corporate services. For the year ended December 31, 2000, and the nine months ended September 30, 2001, Crown Media Holdings has accrued $500,000 and $375,000, respectively, under the agreement. At both December 31, 2000, and September 30, 2001, unpaid accrued service fees of $1.6 million and $2.5 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Services Agreement with Hallmark Entertainment

     Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of our film assets. This service agreement has a term of three years, with the right of either party to terminate the agreement after the first year upon 60 days written notice. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings will pay a service fee of $1.5 million per year, paid in quarterly installments of $375,000.

Demand Notes

     From November 1999 through July 2001, Crown Media Holdings entered into a series of agreements with HC Crown, under which HC Crown agreed to lend Crown Media Holdings up to $90.0 million. Amounts borrowed under this agreement bear interest at 7.96% and 4.97% as of December 31, 2000, and September 30, 2001, respectively (130% of the Applicable Federal Rate as set forth in the Internal Revenue Code), with the interest compounding on an annual basis. Amounts outstanding are due on demand. At December 31, 2000, and September 30, 2001, principal borrowings under the note were approximately $36.8 million and $70.0 million, respectively, excluding accrued interest of $749,000 and $709,000.

     On February 12, 2001, Crown Media Holdings entered into an agreement with HC Crown under which HC Crown agreed to lend Crown Media Holdings up to $150.0 million. Crown Media Holdings terminated this agreement on September 28, 2001. HC Crown’s obligation to make loans under this agreement was supported by an irrevocable letter of credit from Bank of America, which was terminated by Crown Media Holdings on September 28, 2001. The line of credit bore an interest rate equal to the London Interbank Offered Rate published on the first day of each quarter in The Wall Street Journal, plus 1.2% to 2.2% depending on the ratio of Crown Media Holdings’ total debt to EBITDA. The interest rate increased by 0.25% if the note has not been fully repaid by September 1, 2001 and by 0.5% if the note has not been paid by December 31, 2001. Interest was payable quarterly, and the principal amount with any accrued interest was due April 1, 2002. The line of credit contained a covenant regarding financial information and limitations on additional indebtedness in excess of $10.0 million, liens for amounts in excess of $5.0 million, sales or other disposition of assets other than in the ordinary course of business and a merger or consolidation with a third party. The covenants also provided that Crown Media Holdings was to obtain minimum quarterly levels of subscribers, revenues and EBITDA. Crown Media Holdings believes it is in compliance at September 30, 2001.

Credit Facility

     In connection with the completion of the purchase of the film assets, Crown Media Holdings entered into a credit agreement with a syndicate of banks, led by The Chase Manhattan Bank, under which the banks have extended to Crown Media Holdings a five-year $285.0 million secured credit facility. At September 30, 2001, $209.6 million was included in Chase Manhattan credit facility on the accompanying balance sheet. The loan is guaranteed by Crown Media Holdings’ subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. A portion of the borrowings under the credit facility have been used to pay $120.0 million of debt assumed as part of the consideration for acquiring the film assets and to repay $84.2 million outstanding under a $150.0 million line of credit provided by H C Crown. The remaining balance of the credit facility is available to Crown Media Holdings for general working capital purposes. The Chase Manhattan Bank and J.P. Morgan, a significant stockholder of Crown Media Holdings, are both affiliates of J.P. Morgan Chase & Co.

     Upon repayment of the outstanding borrowings under the Crown Media Holdings existing $150.0 million line of credit, H C Crown has also provided a new $150.0 million line of credit to Crown Media Holdings, with a final maturity no later than February 28, 2007. This line of credit is subordinate to the bank facility, and its availability will be reduced dollar for dollar in an amount equal to Net Cash Proceeds raised by Crown Media Holdings. Crown Media Holdings will pay interest on any borrowings under the line of credit at a rate equal to LIBOR plus three percent, or, after December 31, 2002, three and one-half percent, payable quarterly. H C Crown’s obligation to make loans under this line of credit is supported by a letter of credit issued by Credit Suisse First Boston.

     The bank credit facility encompasses a term loan of $100.0 million and a revolving line of credit of $185.0 million, up to $20.0 million of letters of credit issued at the request of Crown Media Holdings. The aggregate principal amount of all outstanding revolving credit loans and term loans as well as letters of credit available under the credit facility must not exceed the amount of the “Library Credit” then in effect. The Library Credit means 50% of the most recent valuation of the film assets, which valuation Crown Media Holdings is required to deliver after the end of each quarter; this valuation is based upon the net present value of cash flows. Currently the Library Credit is in excess of the maximum amount of the bank loans.

     Each loan (which includes the term loans and any revolving credit loans) bears interest at a Eurodollar rate or an alternate base rate as Crown Media Holdings may request in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of The Chase Manhattan Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rate changes. Crown Media Holdings is required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding amounts under the revolving credit facility, payable in quarterly installments.

     The credit facility contains a number of affirmative and negative covenants. The affirmative covenants include: Crown Media Holdings’ furnishing financial reports to the lenders; and Crown Media Holdings’ observing in all material respects all material agreements with respect to the distribution or exploitation of film assets. Negative covenants include: Limitations on indebtedness, liens, investments, “Restricted Payments,” capital expenditures, changes in business activities of Crown Media Holdings, and other matters; not amending the promissory note with H C Crown, the related letter of credit issued for the benefit of Crown Media Holdings or certain other material agreements of Crown Media Holdings; a requirement that EBITDA not be less than specified amounts for each quarter through December 31, 2003 and specified amounts for each fiscal year, starting December 31, 2004, which include -$86.0 million and -$56.0 million for the quarters ended September 30, 2001 and December 31, 2001; maintaining net worth of not less than amounts specified in the credit facility including $646.0 million at September 30, 2001 and $592.0 million at December 31, 2001; not permitting the Leverage Ratio (that is, the ratio of aggregate principal amount of indebtedness at the date of determination excluding any preferred stock and non-interest bearing obligations to EBITDA for the 12-month period ending on the date of determination) to exceed maximum leverage ratios from December 31, 2004 through June 30, 2006; and not permitting the Interest Coverage Ratio (the ratio of EBITDA to interest expense) at any time during the twelve-month periods ending at the end of each calendar quarter commencing December 31, 2004 to be less than specified ratios.

     Restricted Payments include any distribution of equity of Crown Media Holdings, any redemption or other acquisition of equity of Crown Media Holdings, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the H C Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards, HEI or any of their affiliates. The bank credit agreement permits Crown Media Holdings to use “Net Cash Proceeds” for the following Restricted Payments: (a) to repay the H C Crown line of credit; (b) to reduce the funding commitment under the H C Crown line of credit (by use of the proceeds to fund general working capital requirements); (c) to repay other indebtedness to H C Crown or Hallmark Cards up to $30.0 million if the H C Crown line of credit has been repaid and terminated and (d) with the consent of the bank lenders, to reimburse Hallmark Entertainment or Hallmark Cards for payments which they make on the $100.0 million of liabilities of Hallmark Entertainment Distribution assumed by Crown Media Holdings under the purchase agreement for the film assets. “Net Cash Proceeds” are the cash payments received by Crown Media Holdings or its subsidiaries for the issuance of any debt or equity, net of any commissions, other reasonable fees and expenses and any reasonably estimated income taxes as a consequence of any repatriation of such cash payments. The bank credit agreement also permits, among other things, payments by Crown Media Holdings to Hallmark Entertainment Distribution under program license agreements and to Hallmark Entertainment, Hallmark Cards or their affiliates under the terms of service agreements up to certain dollar amounts.

     Events of default under the bank credit agreement include: The failure to pay principal or interest, with the default continuing unremedied for five days after receipt of an invoice; a failure to observe covenants; a change in control; a change in management; or a termination by Hallmark Cards or any of its affiliates of the right of Crown Media Holdings or its subsidiaries to use the names “Hallmark” or “Crown” in their television services or any channels owned or operated by them. For purposes of the credit facility, a change in control means that (a) Hallmark Cards ceases to own directly or indirectly at least 80% of the equity interest of Hallmark Entertainment or (b) Hallmark Entertainment ceases to have sufficient voting power to elect a majority of Crown Media Holdings board of directors or beneficial ownership of over a majority of the outstanding equity interest of Crown Media Holdings having voting power. A change in management means Robert Halmi, Jr. ceases for any reason to perform his functions and serve as chairman of Crown Media Holdings and Crown Media Holdings fails for a period of 90 consecutive days to propose a replacement acceptable to the lenders in their discretion.

     Hallmark Cards and Hallmark Entertainment also entered into certain agreements in order to induce the banks to enter into the bank credit agreement. Hallmark Cards, Crown Media Holdings and the banks are parties to a subordination and support agreement dated August 31, 2001. Under the subordination and support agreement, the obligations of Crown Media Holdings to pay (a) the H C Crown line of credit for Crown Media Holdings, and (b) approximately $100.0 million in accounts payable of Hallmark Entertainment Distribution as provided by the purchase agreement for the film assets are subordinated in right of payment to Crown Media Holdings’ obligations to the banks. Crown Media Holdings is not permitted to pay subordinated obligations except for Restricted Payments permitted by the bank credit agreement. In the subordination and support agreement, Hallmark Cards also agrees to cause H C Crown to advance up to $150.0 million under the H C Crown line of credit to Crown Media Holdings (less the amount of any reduction on the H C Crown line of credit because of the application of Net Cash Proceeds as permitted by the bank credit agreement), to the extent necessary to enable Crown Media Holdings to meet its cash needs including the repayment of the bank loans, provided that Crown Media has borrowed the full amount then available under the bank credit agreement. Further, Hallmark Cards agrees that the H C Crown line of credit will not be declared due and payable if any obligations to the banks remain outstanding.

     Under a limited guarantee agreement and acknowledgement dated August 31, 2001, with the banks, Hallmark Cards guarantees up to a maximum amount Crown Media Holdings’ performance of obligations under the bank credit agreement when due. The maximum amount is $150.0 million, less the aggregate principal amount outstanding under the H C Crown line of credit and less Net Cash Proceeds used to make payments on the H C Crown line of credit as permitted by the bank credit agreement.

     Hallmark Entertainment and the banks entered into an agreement called the Hallmark Inducement Agreement, dated August 31, 2001. Under this agreement, Hallmark Entertainment clarifies certain points in the purchase agreement for the film assets. Hallmark Entertainment also agrees, among other things, (a) not to return Class A Crown Media Holdings common stock to satisfy any portion of its liability for the breach of any representations and warranties in the purchase agreement for the film assets and (b) for a period of 24 months following the closing of the purchase of the film assets, to indemnify the bank lenders for any financial loss that Crown Media Holdings may suffer as a direct result of defects in the rights transferred to Crown Media Holdings in the film assets (a “library loss”). Hallmark Entertainment may satisfy this indemnification obligation by purchasing pro rata a subordinated participation in the bank loans or by providing a subordinated loan to Crown Media Holdings in the amount of the library loss.

     The above summary descriptions of agreements involving Crown Media Holdings are qualified in their entirety by reference to the agreements to which each summary description relates, each of which agreements has been filed with the Securities and Exchange Commission.

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

Purchase of Film Assets

     In accordance with our Purchase and Sale Agreement with Hallmark Entertainment Distribution, Hallmark Entertainment Distribution has 60 days from the close of the transaction to provide us with detailed information and any necessary adjustments related to the transaction. Certain items may be reclassified from account groups upon receipt of the necessary information. We are treating the transaction as a reorganization of assets under common control. Assets and liabilities will be recorded at historical cost in accordance with accounting standards generally accepted in the United States. The film assets will be tested for impairment at year-end in accordance with the covenants of our bank credit facility and FASB No. 142.

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

     Pursuant to a February 2001 amendment, the foregoing advance will continue to be paid and treated as a license fee for certain existing programming provided by NICC to Crown Media United States. However, Crown Media United States will additionally fund a portion of the costs of new programming produced by or with NICC. Crown Media United States will also assist NICC in launching and operating a new channel, which will be distributed by satellite and cable. This assistance will include the provision to NICC of management and operational services, with some services provided at no cost and some services provided for a fee. The term of the obligations contained in the February 2001 amendment expire on March 26, 2006, but may be terminated earlier if NICC sells more than 50% of the Crown Media Holdings shares it owned on February 22, 2001. In addition, nine months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels.

Subscriber Acquisition and Other Fees Agreement

     On August 27, 2001, we issued 5,360,202 shares of our Class A common stock worth $80.1 million as consideration for entering into a distribution agreement for carriage of the Hallmark Channel. At September 30, 2001, remaining unamortized subscriber acquisition and other fees of $78.7 million were included in the accompanying consolidated balance sheets.

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

     Prior to the purchase of film assets on September 28, 2001, Crown Media Holdings has not recorded a tax benefit for federal or state tax losses. Crown Media Holdings has recorded a tax provision related to foreign taxes. Crown Media Holdings has established a deferred tax asset, consisting primarily of the tax effect of net operating losses generated after May 9, 2000, and a deferred tax liability as required for certain temporary differences. Through the date of the purchase of the film assets, Crown Media Holdings had provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realizability.

     On September 28, 2001, Crown Media Holdings completed the purchase of film assets from Hallmark Entertainment Distribution, a wholly owned subsidiary of Hallmark Entertainment. The recorded book value of the film assets of approximately $812.4 million exceeds the tax basis by $251.6 million. The difference between the cost for financial reporting purposes and tax purposes is a “temporary difference” under the liability method. Crown Media Holdings recorded a deferred tax liability of approximately $100.6 million related to this difference.

     The deferred tax liability related to the film assets is expected to reverse within 10 years, which is prior to the expiration of Crown Media Holdings’ net tax operating losses. Therefore, Crown Media Holdings no longer requires a valuation allowance for any of its deferred taxes, and, as part of the film assets transaction, has reduced its valuation allowance by $95.3 million. This amount includes the release of $7.9 million related to the valuation allowance provided on state tax net operating losses during the first nine months of 2001. These changes in the valuation allowance did not affect the provision for income taxes.

     The income tax provision is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

	(In thousands)
Current:
Federal	$—	$—	$—	$—
Foreign	468	397	1,020	1,403
State and local	—	—	—	—

Total current	468	397	1,020	1,403
Deferred:
Federal	—	—	—	—
State and local	—	—	—	—

Total deferred	—	—	—	—

Total	$468	$397	$1,020	$1,403

     The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

	(In thousands)
Taxes computed at 35%	$(11,659)	$(28,895)	$(28,406)	$(60,881)
Net operating losses not benefiting Crown Media Holdings	11,659	—	28,406	—
Goodwill	—	1,933	—	5,081
Increase to the valuation allowance, exclusive of reduction as a result of the transfer of film assets	—	26,962	—	55,800
Additional tax on foreign income	468	397	1,020	1,403

Income tax provision	$468	$397	$1,020	$1,403

     The components of Crown Media Holdings’ deferred tax assets and liabilities are comprised of the following:

	As of	As of
	December 31,	September 30,
	2000	2001

	(In thousands)
Deferred tax assets:
Deferred revenue	$285	$102
Bad debt reserve	941	2,574
Accrued compensation	2,314	1,114
Net operating loss	25,463	85,608
Unconsolidated entity losses	2,699	6,025
Other	399	399
Valuation allowance	(31,593)	—

Total deferred tax assets	508	95,822
Deferred tax liabilities:
Depreciation	(508)	(508)
Film assets	—	(100,634)

Total deferred tax liabilities	(508)	(101,142)

Net deferred taxes	$—	$(5,320)

     As of December 31, 2000, and September 30, 2001, cumulative net tax operating losses are approximately $63.7 million and $214.0 million and expire in 2020 and 2021.

11. Commitments and Contingencies

     On June 6, 2001, Crown Media Holdings received a complaint filed by a stockholder regarding Crown Media Holdings’ proposed purchase of approximately 700 film titles and related property and rights from Hallmark Entertainment Distribution. The complaint, filed as a class action on behalf of holders of Crown Media Holdings’ Class A common stock, was brought against Crown Media Holdings, its directors, Hallmark Cards, Hallmark Entertainment Distribution, and Hallmark Entertainment for damages, rescission or other relief. The complaint alleges that the proposed acquisition of the films is the product of an unfair process designed to be advantageous to Hallmark Cards as the controlling stockholder, that the price being paid to Hallmark Entertainment Distribution is not entirely fair and that the proxy statement failed to make certain disclosures.

     The parties have agreed in principle to settle the lawsuit. The proposed settlement provides that the purchase price for the films and related assets will be reduced by 425,000 shares of Crown Media Holdings Class A common stock. The proposed settlement is subject to a number of requirements, including entering into a definitive settlement stipulation, certification of a class consisting of all owners of Crown Media common stock (excluding the defendants), and final court approval of the settlement. While it will likely take a number of months to obtain final court approval of the settlement, the proposed settlement specifically permitted the films transaction to be completed in the interim.

12. Operations in Different Geographic Areas

     Crown Media Holdings’ adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” in 1998. This statement requires companies to report in their financial statements certain information about operating segments, their services, the geographic areas in which they operate and their major customers.

     Prior to September 28, 2001, all of Crown Media Holdings’ material operations were part of the domestic and international pay television programming service industry and, therefore, Crown Media Holdings reported as two industry segments. Beginning September 28, 2001, selected operating and asset data of Crown Media Distribution is included as a third industry segment, domestic and international film distribution. Selected operating and asset data of H&H Programming — Asia are not included in the following table until March 16, 2001, as prior to that date Crown Media Holdings did not have a controlling interest in H&H Programming — Asia.

     Information relating to Crown Media Holdings’ continuing operations is set forth in the following table (operating loss is defined as total revenues less cost of services; selling, general and administrative expenses; and amortization of goodwill and other intangibles. Home office costs are reflected in the domestic operating losses and are not allocated internationally):

	Revenue from	Revenue from
	Unrelated	Related	Operating	Identifiable
	Entities	Entities	Loss	Assets

	(In millions)
Three Months Ended September 30, 2000:
Domestic	$5.9	$1.7	$(30.5)	$140.3
International	11.8	—	(2.8)	60.8

	$17.7	$1.7	$(33.3)	201.1

Assets not allocated to segments:
Cash and cash equivalents				61.8
Accounts receivable				18.8
Goodwill and other intangibles				243.3

Consolidated total assets				$525.0

Three Months Ended September 30, 2001:
Domestic	$5.7	$4.2	$(69.1)	$239.6
International	16.5	—	(10.9)	80.6
Film Distribution	—	—	(0.2)	812.4

	$22.2	$4.2	$(80.2)	1,132.6

Assets not allocated to segments:
Cash and cash equivalents				10.5
Accounts receivable				26.2
Debt issuance costs				5.5
Deferred tax asset				4.2
Goodwill and other intangibles				318.9

Consolidated total assets				$1,497.9

Nine Months Ended September 30, 2000:
Domestic	$8.5	$3.3	$(65.9)	$140.3
International	30.4	—	(7.8)	60.8

	$38.9	$3.3	$(73.7)	201.1

Assets not allocated to segments:
Cash and cash equivalents				61.8
Accounts receivable				18.8
Goodwill and other intangibles				243.3

Consolidated total assets				$525.0

Nine Months Ended September 30, 2001:
Domestic	$21.3	$6.9	$(142.7)	$239.6
International	47.7	—	(25.6)	80.6
Film Distribution	—	—	(0.2)	812.4

	$69.0	$6.9	$(168.5)	1,132.6

Assets not allocated to segments:
Cash and cash equivalents				10.5
Accounts receivable				26.2
Debt issuance costs				5.5
Deferred tax asset				4.2
Goodwill and other intangibles				318.9

Consolidated total assets				$1,497.9

     The Asia Pacific market, Latin America market, Turkey and Russia have experienced illiquidity, volatile currency exchange rates and interest rates, volatile political and economic conditions, and reduced economic activity. Crown Media Holdings will be affected in the foreseeable future by economic conditions in these regions, although it is not possible to predict the extent of such impact. Additionally, on September 11, 2001, the United States encountered a terrorist attack, which increased volatility in the economic markets since that date.

     No customer accounted for more than 10% of Crown Media Holdings’ total revenues for the three and nine months ended September 30, 2000 and 2001.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Crown Media Holdings, through its subsidiaries, owns and operates pay television channels dedicated to high quality, broad appeal, entertainment programming, in the United States and in various countries throughout the world. Internationally, the Hallmark Channel (formerly known as the Hallmark Entertainment Network) is operated and distributed in more than 100 international countries by Crown Media International, which commenced operations as a Delaware corporation in June 1995, and in the United Kingdom by Crown Entertainment. Domestically, the Hallmark Channel (formerly known as the Odyssey Channel) is operated and distributed by Crown Media United States, which commenced operations as a limited liability company in July 1995. Significant investors in Crown Media Holdings include Hallmark Entertainment, Inc. (“Hallmark Entertainment”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), Liberty Media Corp. (“Liberty Media”), the National Interfaith Cable Coalition (“NICC”), J. P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”), and DirecTV Enterprises, Inc. (“DirecTV”).

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

     On May 9, 2000, Crown Media Holdings completed a reorganization in which all of Crown Media Holdings’ outstanding shares were exchanged for 100% of Crown Media International and 77.5% of the common interests in Crown Media United States. Our consolidated financial statements include the assets and liabilities of Crown Media International at their historical carrying values since both we and Crown Media International are entities under common control before and after the reorganization. The accompanying consolidated financial statements also include the assets and liabilities and results of operations of Crown Media Holdings’ other direct and indirect, wholly and majority-owned subsidiaries. Additionally, on May 9, 2000, we acquired Liberty Media’s 32.5% interest in Crown Media United States and NICC’s 22.5% interest in Crown Media United States, and included these interests in our consolidated financial statements at their fair market value using purchase accounting as of the date of the reorganization. In conjunction with the reorganization, Crown Media Holdings completed its initial public offering of 10,000,000 shares of Class A common stock at $14 per share. The net proceeds from this offering, after expenses and underwriting discounts and commissions, were approximately $125.4 million.

     The pay television channel now operated by Crown Media United States was initially dedicated primarily to religious programming. In April 1999, Crown Media United States relaunched the channel as one dedicated to high-quality family programming.

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

Recent Developments

Purchase of Film Assets

     On September 28, 2001, Crown Media Holdings completed the acquisition of approximately 700 film titles and related rights and property, representing over 3,000 hours of programming, from the film assets of Hallmark Entertainment Distribution, a wholly-owned subsidiary of Hallmark Entertainment. Under the terms of the acquisition, we have assumed $220.0 million of Hallmark Entertainment debt and payables and issued 33,744,528 shares of our Class A common stock. The number of shares of common stock was determined by a formula based on the average closing price of the common stock from November 6, 2000, (the date we announced that we were contemplating the transaction) to September 27, 2001 (the day prior to closing), which average price was $17.78 per share. The purchase price was agreed to by the Board of Hallmark Entertainment after receiving a fairness opinion from their financial advisor, and by the independent Board members of Crown Media Holdings after receiving a fairness opinion from their financial advisor. Additionally, the shareholders of Crown Media Holdings, other than Hallmark Cards and its affiliates, approved the transaction at a meeting on July 17, 2001. Of the shares issued in the transaction, 425,000 shares were issued to an escrow and will be returned to us if a previously announced, proposed settlement of a shareholder lawsuit relating to the Purchase and Sale transaction becomes final.

     Crown Media Holdings recorded the film assets at carrying cost for financial reporting purposes, which was less than the fair value at the closing date, as the transaction with the parent company is considered a transaction between entities under common control. In accordance with the Purchase and Sale Agreement with Hallmark Entertainment, Hallmark Entertainment Distribution has 60 days from the close of the transaction to provide Crown Media Holdings with any adjustments to the carrying cost of the film assets, which adjustments are not expected to be significant.

     Hallmark Entertainment Distribution intends to generate revenue from the film assets transaction by granting licenses to use the film assets to third parties. We intend to use the films as programming for our television channels and interactive uses and also to continue granting licenses to use the film assets to third parties.

No Shelf Registration

     We previously stated that we planned to file with the SEC in the second half of 2001 a shelf registration statement for public offerings of up to $500.0 million of our securities. We have determined not to file at this time a shelf registration statement for any public offering of securities in 2001. We will later consider whether a shelf registration or any possible public offering should be filed in 2002; a decision about such filings depends upon market conditions, our other financing activities, projected cash needs and other factors.

Reorganization

     In order to utilize the synergies between Crown Media International, our international operating subsidiary, and Crown Media United States, our domestic operating subsidiary, approximately 15% of the Company’s employees were involuntarily terminated during October 2001. Employees affected by this reorganization were primarily members of our marketing, finance and administrative departments. We will incur costs related to this reorganization, which will be accounted for under Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and SEC Staff Accounting Bulletin (SAB) No. 100, Restructuring and Impairment Charges. These costs will be comprised primarily of the termination benefits of severance salary and outplacement service for all affected employees. During fourth quarter 2001, we plan to incur restructuring charges of approximately $4.0 to $6.0 million related to these initiatives.

Re-Branding of International and U.S. Channels

     In August 2001, we completed the re-branding our international channel, formerly the Hallmark Entertainment Network, and our U.S. channel, formerly the Odyssey Network, as the Hallmark Channel. We believe that this re-branding will enable us to capitalize on the popularity of the Hallmark brand. We believe that viewers and distributors will associate the Hallmark brand with family values and high quality content, and we expect that our association with this brand will facilitate our efforts to achieve increased distribution and to attract additional viewers that will lead to higher ratings and advertising revenues.

DIRECTV

     In August 2001, Crown Media Holdings and DIRECTV, Inc. entered into a strategic relationship under which the domestic Hallmark Channel will be repositioned to DIRECTV’s TOTAL CHOICE ® Package.

     With this repositioning, the total distribution of the Hallmark Channel in the United States expanded to approximately 40 million subscribers by the end of September 2001. In addition to this agreement for expanded distribution, the two companies will explore the distribution of additional programming services, new interactive broadband applications and pay-per-view distribution of programs from the film assets acquired by Crown Media Holdings and additional programs of Hallmark Entertainment. As part of this relationship, DIRECTV received approximately 5.4 million shares of Crown Media Holdings’ Class A common stock.

     As one of the conditions to the stock issuance, DIRECTV entered into Crown Media Holdings’ stockholders agreement, with certain amendments. The stockholders agreement is among Crown Media Holdings and its principal stockholders. DIRECTV does not have the right under the stockholders agreement to nominate a director to Crown Media Holdings’ board of directors. DIRECTV is entitled under the stockholders agreement to appoint an observer to Crown Media Holdings’ board of directors. DIRECTV has the same securities registration rights as other parties to the stockholders agreement. The stockholders agreement was also amended to include certain other provisions, including that if Crown Media Holdings grants any person the rights provided to Liberty Media Corporation pursuant to the stockholders agreement to maintain a minimum equity interest in Crown Media Holdings in the event Crown Media Holdings sells common stock for cash, then Crown Media Holdings will grant DIRECTV the same rights.

     Distribution agreements, including those of Crown Media United States, typically provide that in the event a programmer enters into subsequent distribution agreements with terms more favorable to a distributor, such terms must be offered to the previous distributor subject to certain exceptions and conditions. It is possible that other distributors of Crown Media United States will assert claims under such provisions in connection with the DIRECTV transaction. Such claims could result in the payment of cash or the issuance of additional stock by Crown Media Holdings.

EM.TV

     On July 27, 2001, Hallmark Entertainment purchased 5,377,721 shares of the outstanding Class A common stock of Crown Media Holdings from The Jim Henson Company, a subsidiary of German Media Company EM.TV, for $90.0 million. The shares were originally issued by us to The Jim Henson Company in March 2001 in exchange for The Jim Henson Company’s 22.5% common interest in Crown Media United States and The Jim Henson Company’s interest in H&H Programming-Asia. At the same time in July 2001, Crown Media United States substantially revised its two program agreements with The Jim Henson Company and EM.TV, under which Crown Media United States was obligated to purchase both pre-existing and original programming. The revisions replace all prior obligations. Crown Media United States will now license only one series from the EM.TV library and two new series from The Jim Henson Company. For revisions of the agreements, Crown Media United States paid to The Jim Henson Company and EM.TV $13.0 million and wrote-off program license fees totaling $15.2 million.

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

Crown Interactive

     We are currently developing Crown Interactive, which is an interactive television model designed to incorporate a wide array of products and services from Crown Media Holdings, Hallmark Cards, Hallmark Entertainment and others. We envision Crown Interactive as a graphic user interface, appearing on the television screen that will allow consumers to use several features. These are intended to include video-on-demand (“VOD”), which will allow consumers to select and view films from our library, an interactive arts and crafts channel for kids featuring Crayola® products, and a unique electronic messaging system that will allow consumers to incorporate film clips from our library in their message. We believe distributors are seeking features like these in order to attract new subscribers and retain existing subscribers. We believe that Crown Interactive will be a significant enhancement to our relationships with distribution partners. We are currently testing Crown Interactive in Singapore and Hong Kong.

Revenues

     Our revenues consist primarily of subscriber fees and advertising revenues. Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. Subscriber fee revenue is recorded net of promotional subscribers and amortization of subscriber acquisition and other fees. In the United States, we pay certain television distributors up-front subscriber acquisition and other fees to carry our channels. However, distributors in international markets generally do not require us to pay these fees. Subscriber acquisition and other fees paid are capitalized and amortized over the term of the applicable distribution agreement. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the revenues directly associated with each agreement. Prices vary according to:

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

     We also intend to increase our revenues through the licensing to third parties of the films we purchased from Hallmark Entertainment Distribution as described above.

Cost of Services

     Our cost of services consists primarily of program license fees and the cost of signal distribution, dubbing and subtitling, and creating the promotional segments that are aired between programs. New market launches can require significant up-front investments in program license fees, signal distribution, dubbing and subtitling, marketing, and promotional segments and creative production. Initial revenues from new market launches generally trail expenses by three to nine months. We expect cost of services to continue to increase in the future as we enter new markets and expand programming to support our advertising strategy.

     In connection with our purchase of film assets from Hallmark Entertainment Distribution, we have signed a service agreement with Hallmark Entertainment. Under the service agreement, Hallmark Entertainment Distribution will provide services related to the administration, distribution and other exploitation of the film assets, and we will pay Hallmark Entertainment Distribution approximately $1.5 million per year for up to the three-year term of the agreement.

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

     For additional information on the income tax provision, please see Note 10 to Condensed Notes to Consolidated Financial Statements in this Report.

Foreign Currency Exchange and Inflation

     We plan to enter into hedging transactions to reduce our exposure to foreign currency exchange rate risks. However, we may continue to experience economic loss and a negative effect on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. See “Forward Looking Statements and Risk Factors — Risks Related to Our Business — We are subject to the risks of doing business outside the United States.” We also assumed a hedging contract in connection with the purchase of the film assets as described in Note 9 to Condensed Notes to Consolidated Financial Statements under the heading “Purchase of Film Assets” in this Report.

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

Results of Operations

     Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

     Overview. Our actual results of operations reflect those of Crown Media International, for the three and nine months ended September 30, 2000. Therefore, significant variances exist as a result of the reorganization of Crown Media United States as of May 9, 2000, as well as the acquisitions of remaining common interests of Crown Media United States and H&H Programming — Asia on March 15, 2001.

     Revenues. Total revenues for the three and nine months ended September 30, 2001, increased to $26.3 million and $75.9 million, respectively, from $19.4 million and $42.2 million, which represent increases of $6.9 million, or 36%, and $33.7 million, or 80%, respectively, over the comparable periods in 2000. Subscriber fees revenue increased to $17.1 million and $49.7 million, respectively, from $14.1 million and $33.2 million, for the three and nine months ended September 30, 2001, which represent increases of $3.0 million, or 22%, and $16.5 million, or 50%, respectively, over the comparable periods in 2000. The increased subscriber fees revenue resulted from new market launches and expanded distribution in existing markets. The number of subscribers to the Hallmark Channel, as of September 30, 2001, increased to 82.9 million from 56.2 million as of September 30, 2000, which represents an increase of 26.7 million, or 48%. Subscribers to our international channel increased at a higher rate than international subscriber fees revenue primarily because a number of new subscribers were added during promotional periods in which fees were reduced or waived. Additionally, rates for international subscriber fees decreased and may continue to decrease as we renew distribution agreements, which may provide for lower rates. International fees per subscriber are expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry from subscriber fees revenue to advertising revenue, and the economic turbulence in certain of our markets. We also may experience a decrease in our Italian market due to a potential renegotiation of an existing distribution agreement with one of our pay television distributors. Currently, the Italian market represents 9% of our international subscriber fees revenue and 7% of our total subscriber fees revenue. Sixty-three percent of total revenues for both the three and nine months ended September 30, 2001, and 61% and 72%, respectively, of total revenues for the three and nine months ended September 30, 2000, were earned by our international pay television segment. Subscribers to our domestic channel increased from 25.9 million as of September 30, 2000, to 39.7 million as of September 30, 2001, which represents an increase of 13.8 million, or 53%. During third quarter 2001, we completed a distribution agreement with DirecTV, which added approximately five million new subscribers. Because of the amortization of subscriber acquisition and other fees, we may experience a decline in net subscriber revenues, as we net amortization of subscriber acquisition and other fees against respective revenue in accordance with generally accepted accounting principles in the United States.

     Ratings on our domestic channel increased over the prior year’s quarter due to the change in our programming content and increased advertising for the channel re-brand. Our Adult 18–54-audience composition in Primetime (Monday through Sunday 8–11 p.m.) increased 36%. Our Total Day rating increased 50% and our Primetime ratings increased 50% over the third quarter of 2000

     Advertising revenues increased to $9.0 million and $25.4 million from $4.3 million and $6.7 million, respectively, for the three and nine months ended September 30, 2001, which represent increases of $4.7 million, or 109%, and $18.7 million, or 276%, respectively, over the comparable periods in 2000. The increases in advertising revenues reflect our growth in subscribers, higher advertising rates in the domestic market, channel programming which became more attractive to advertisers, and expanded sales of advertising time primarily in the United States, the United Kingdom and Latin America. We are facing a challenging advertising market due to its continuing softness and the decrease in spending by many Fortune 500 companies, troubled by a declining market and a drop in consumer confidence.

     Crown Media Holdings will commence earning revenue through a new business segment during fourth quarter 2001, via its purchase of certain film assets of Hallmark Entertainment Distribution LLC (“Hallmark Entertainment Distribution”). Notwithstanding our use of the film assets on our channels, we intend to generate licensing fees revenue as we establish ourselves in the market and expand our customer base. As part of the purchase, we are entitled to all assets and liabilities generated by licensing the film assets to third parties from January 1, 2001, to September 28, 2001. Such amounts will be determined and adjusted, under the Purchase and Sale Agreement within 60 days of the September 28, 2001, closing of the film transaction. These amounts are not expected to be significant.

     Cost of services. Cost of services for the three and nine months ended September 30, 2001, increased to $72.0 million and $142.8 million from $28.7 million and $63.4 million, which represent increases of $43.3 million, or 151%, and $79.4 million, or 125%, respectively, over the comparable periods in 2000. Cost of services as a percent of total revenue increased to 273% and 188%, respectively, for the three and nine months ended September 30, 2001, as compared to 148% and 150%, respectively, for the three and nine months ended 2000. These increases were due to increased programming costs for the three and nine months ended September 30, 2001, which rose 219% and 204%, respectively, as we invested in additional and higher quality programming, necessary to fulfill our programming strategy. These increases were also due to the $28.2 million of expenses incurred to write-off and exit certain programming contracts with EM.TV during third quarter 2001. We anticipate a decline in affiliated programming amortization expense due to the completion of the purchase of the film assets on September 28, 2001, but expect an increase in amortization related to our new film assets. We also acquired and continue to amortize popular programming from third-party suppliers to meet our strategy and the demands of our customers. In order to attract and maintain viewers in our international markets, who are not as familiar with the Hallmark brand name, we plan to purchase additional series from third-party suppliers. To enhance the quality of our new and existing subscribers’ pay television experience and support the utilization of the Network Operations Center, we expanded the number of employees in our broadcast operations, contributing to the rise in our operating costs. Total cost of services increased due to our amortizing additional licensed programming and servicing our expanded markets. These increases were mitigated by increased employment of in-house resources to produce interstitials and the utilization of the Network Operations Center to perform certain playback functions previously provided by third-party vendors. Total cost of services increased due to our amortizing additional licensed programming, incurring cost related to exiting programming contracts, and servicing our expanded markets.

     In October 2001, we implemented a reorganization, which resulted in the termination of a number of employees, primarily those in marketing, finance and administrative departments. For further information on this reorganization, see “Recent Developments — Reorganization” in Note 1 to Condensed Notes to Consolidated Financial Statements in this Report and Item 2 below.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2001, increased to $18.3 million and $59.5 million from $16.3 million and $36.9 million, which represent increases of $2.0 million, or 12%, and $22.6 million, or 61%, respectively, over the comparable periods in 2000. These increases primarily reflect increased costs associated with supporting expanded distribution in existing markets, supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels. Due to a company-wide travel restriction in September 2001 and the implementation of teleconferencing, travel and entertainment expenses declined during the third quarter of 2001. Additionally, depreciation increased after the launch of our Network Operations Center in the first quarter of 2001 and the company-wide upgrade of our network infrastructure, computers and technical equipment. Selling, general and administrative expenses as a percent of total revenue decreased to 69% and 79%, respectively, for the three and nine months ended September 30, 2001, as compared to 84% and 88%, respectively, for the three and nine months ended September 30, 2000. These decreases are due to increases in total revenues of 36% and 80%, respectively, noted above and decreases in travel, entertainment, and other costs.

     Marketing expenses. Marketing expenses for the three and nine months ended September 30, 2001, increased to $10.8 million and $27.6 million from $4.4 million and $10.0 million, which represent increases of $6.4 million, or 143%, and $17.6 million, or 177%, respectively, over the comparable periods in 2000. Marketing expenses increased in the first, second and third quarters of 2001 due to aggressive marketing campaigns to drive consumer awareness and the introduction of our new brand package, which included branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand began a worldwide rollout on November 1, 2000, and was completed on August 5, 2001. Additionally, in an effort to strengthen our domestic brand awareness, we incurred and will continue to incur expenses related to the promotion and advertising campaigns supporting our August 5, 2001, re-branding of the Odyssey Network as the Hallmark Channel.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for the three and nine months ended September 30, 2001, increased to $5.5 million and $14.5 million from $3.1 million and $5.5 million, which represent increases of $2.4 million, or 76%, and $9.0 million, or 164%, respectively, over the comparable periods in 2000. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, and the acquisition of the remaining common interests in Crown Media United States and H&H Programming — Asia on March 15, 2001, we recorded goodwill in the amount of $248.8 million and $92.6 million, which are being amortized over 20 years and 10 years, respectively. The amortization of goodwill arising from past acquisitions will cease as of January 1, 2002, in accordance with revised accounting standards issued by the Financial Accounting Standards Board in September 2001. We will no longer record amortization expense of $5.5 million per quarter, or $22.0 million per year, which will significant decrease our net loss. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. We have not yet fully assessed the impact of these new standards on our prospective financial statements, but we expect that the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

     Loss from operations. Loss from operations for the three and nine months ended September 30, 2001, increased to $80.2 million and $168.6 million from $33.2 million and $73.7 million, which represent increases of $47.0 million, or 141%, and $94.9 million, or 129%, respectively, over the comparable periods in 2000. This increase was primarily due to aggressive marketing campaigns for our domestic channel, the introduction of our new brand package, and write-down and other costs incurred in connection with the exit of certain contracts with EM.TV and its subsidiaries subsequent to Hallmark Entertainment’s purchase of EM.TV’s interest in us. These increases were partially offset by our increased utilization of in-house resources to produce interstitial product and the employment of our Network Operations Center to perform certain playback functions previously provided by third-party vendors.

     Equity in net losses of unconsolidated entities and investment expenses. Equity in net losses of unconsolidated entities and investment expenses for the three and nine months ended September 30, 2001, decreased to $0 and $655,000 from $954,000 and $8.1 million, which represent decreases of $954,000, or 100%, and $7.4 million, or 92%, respectively, over the comparable periods in 2000. These decreases were primarily due to the acquisition of a majority interest in Crown Media United States on May 9, 2000, and the acquisition of the remaining common interests in Crown Media United States and H&H Programming — Asia on March 15, 2001. We commenced consolidation of Crown Media United States and H&H Programming — Asia on the dates of the acquisition. Net losses derived from Crown Media United States and H&H Programming — Asia were recorded under the equity method of accounting through May 9, 2000, and March 15, 2001, respectively, and consolidated thereafter.

     Interest income (expense), net. Net interest expense for the three and nine months ended September 30, 2001, was $2.3 million and $4.7 million, respectively. Net interest income for the three and nine months ended September 30, 2000, was $626,000 and $341,000, respectively. The increases in net interest expense were primarily due to increased borrowings to fund operations.

     Income tax provision. Income tax provision for the three and nine months ended September 30, 2001, decreased to $397,000 and increased to $1.4 million from $468,000 and $1.0 million, which represent a decrease of $71,000, or 15%, and an increase of $383,000, or 38%, respectively, over the comparable periods in 2000. This increase was due to the tax on the foreign-based income resulting from increased international subscriber fees revenue discussed above. The Argentine and Brazilian governments are considering the implementation of taxation on advertising sales. If implemented, our foreign taxes would increase as would our net loss. Additionally, we anticipate receiving a tax benefit from our film assets transaction during the fourth quarter 2001.

     Net loss. Net loss for the three and nine months ended September 30, 2001, increased to $83.0 million and $175.3 million from $34.0 million and $82.4 million, which represent increases of $49.0 million, or 144%, and $92.9 million, or 113%, respectively, over the comparable periods in 2000. These increases in net loss for the three and nine months ended September 30, 2001, were attributable to a combination of the factors discussed above.

Liquidity and Capital Resources

     As of September 30, 2001, we had current obligations representing license fees for programming payable to affiliates and non-affiliates of $103.6 million and $28.5 million, respectively. Additionally, we also had obligations as of September 30, 2001, representing a long-term bank credit facility with a group of lenders represented by The Chase Manhattan Bank as Administrative Agent of $209.6 million, current demand notes and interest payable to HC Crown of $70.7 million, subscriber acquisition fees payable of $27.0 million to a third-party and capital lease obligation of $12.4 million to a third-party. As of September 30, 2001, receivables were $26.2 million, the current portion of program license fees was $58.8 million and cash and cash equivalents were $10.5 million.

     Cash used in operating activities was $129.9 million and $82.0 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in operating activities was used primarily to fund operating expenditures related to net losses of $175.3 million and $82.4 million for the nine months ended September 30, 2001 and 2000, respectively. The increases in net losses and cash used in operating activities were due to our additional investment in higher quality programming to fulfill our programming strategy, payments to exit programming contracts, increasing expenses associated with our expanding management team and staffing levels, and marketing expenses relating to our re-branding of the Odyssey Channel as the Hallmark Channel on August 5, 2001.

     Cash used in investing activities was $11.5 million and $9.6 million for the nine months ended September 30,

2001 and 2000, respectively. During 2000 we acquired Crown Media United States and obtained cash of $13.1 million in conjunction with the transaction. Additionally in 2000, we commenced the construction of our Network Operations Center and purchased $18.7 million of property and equipment. This construction was completed during first quarter 2001. During 2001, we commenced a company-wide upgrade of our network infrastructure, computers and technical equipment, which were reflected in our capital expenditures of $11.1 million.

     Cash provided by financing activities was $117.6 million and $149.6 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash provided by financing activities was due to our May 9, 2000, initial public offering, which resulted in net proceeds of $125.4 million. This decrease was offset by our $209.6 million increase in borrowings under the bank credit facility and $116.2 million increase in borrowings from HC Crown to fund our operations.

     In connection with our growth strategy, we expect that we will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. We are currently committed to spend more than $45.3 million for non-affiliate programming over the next 12 months. We are committed to payments for subscriber acquisition fees of $13.5 million in the fourth quarter 2001, $8.8 million in the first quarter 2002, and $1.0 million in the second quarter 2002, and a future payment of $3.7 million. We are also committed to pay severance costs of approximately $4.0 to $6.0 million, which were incurred subsequent to third quarter 2001. We also expect to report net losses for the foreseeable future.

     In connection with the completion of the acquisition of the film assets from Hallmark Entertainment Distribution as described above on September 28, 2001, we entered into a credit agreement with a syndicate of banks, led by The Chase Manhattan Bank as Administrative Agent and Issuing Bank, under which the banks extended to us a five-year secured credit facility of up to $285.0 million. The loan is guaranteed by our subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. A portion of the borrowings under the bank credit facility have been used to pay $120.0 million of debt assumed as part of the consideration for acquiring the film assets and to repay the outstanding amount under a $150.0 million line of credit with HC Crown of $84.2 million. As of November 1, 2001, there were $65.4 million of borrowings available under the credit facility for general working capital purposes.

     Upon repayment of the outstanding borrowings under our existing $150.0 million line of credit, HC Crown also provided a new $150.0 million line of credit to us, with a final maturity no later than February 27, 2007. This line of credit is subordinate to the bank credit facility, and, to the extent permitted by the bank credit facility, its availability will be reduced dollar for dollar in an amount equal to Net Cash Proceeds received by us in exchange for the issuance of any debt or equity security. We will pay interest on any borrowings under the line of credit at a rate equal to LIBOR plus three percent, or, after December 31, 2002, three and one-half percent, payable quarterly. HC Crown’s obligation to make loans under this line of credit is supported by a letter of credit issued by Credit Suisse First Boston.

     The bank credit facility encompasses a term loan of $100.0 million and a revolving line of credit of $185.0 million, which includes up to $20.0 million of letters of credit issued at our request. The aggregate principal amount of all outstanding revolving credit loans and term loans as well as letters of credit available under the credit facility must not exceed the amount of the “Library Credit” then in effect. The Library Credit means 50% of the most recent valuation of the film assets, based upon the net present value of cash flows. Currently the Library Credit is in excess of the maximum amount of the bank loans.

     Each loan (which includes the term loans and any revolving credit loans) bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of The Chase Manhattan Bank, a certificate of deposits rate or the Federal Funds effective rate, which is adjusted whenever the rate changes. We are required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. For additional information regarding the bank credit facility, see Note 9 below.

     We believe that the bank credit facility and the HC Crown line of credit, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through at least December 31, 2002. We also intend to raise additional funds to support and expand our businesses. Any additional equity financings could result in dilution to our existing investors. There can be no assurance that we will be able to consummate any additional equity or debt financing.

Forward-Looking Statements and Risk Factors

     We have made some statements, which constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed below and in other parts of this report. We are under no duty to update any of the forward-looking statements.

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

     Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of September 30, 2001, we had an accumulated deficit of approximately $425.8 million and net goodwill and other intangibles of approximately $318.9 million. Amortization of goodwill and other intangibles resulted in a $5.5 million and $14.5 million charge to earnings for the three and nine months ended September 30, 2001, respectively.

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

     If our programming declines in popularity, our subscriber fees and advertising revenue could fall and the additional revenue we expect as a result of the acquisition of film assets from Hallmark Entertainment Distribution may be lower than we anticipate.

     Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. In particular, our ability to react effectively may be limited by our obligation to license programming from Hallmark Entertainment Distribution and the National Interfaith Cable Coalition, each of which has standards that limit the types of programming that they will provide to us. Our competitors may have more flexible programming arrangements, as well as greater amounts of production, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also reduce the amount of revenues we anticipate receiving from licensing the film assets we have acquired from Hallmark Entertainment Distribution and cause a decline in both advertising and subscriber fees revenue. The decline in revenues could hinder or prevent us from achieving profitability and could adversely affect the market price of our Class A common stock.

     We are currently dependent on Hallmark Entertainment to distribute and maximize licensing fees from the film assets.

     Currently, we are dependent on Hallmark Entertainment to distribute and license our film assets to third parties for us under the terms of a three-year service agreement. This arrangement reduces our control over the sales and distribution of the film assets and might delay our realization of the full revenue stream from the film assets. We and Hallmark Entertainment each have the right to terminate the service agreement after the first year. If Hallmark Entertainment elects to terminate the agreement before we have established our own distribution network, we may not be able to establish our own or obtain alternative distribution services of equivalent quality or on terms as favorable to us. This could hinder our ability, at least in the short-term, to achieve the amount of additional revenues anticipated from these activities and could adversely affect the market price of our Class A common stock.

     We anticipate that in due course we will develop our own distribution/sales network and hire employees to perform the services currently performed by Hallmark Entertainment under the service agreement. Our ability to do so is unproven and will require substantial financial, operational and management resources. We may not be able to hire the number of employees, or employees who are sufficiently qualified, to perform these services, or do so in a cost efficient manner. If the cost to develop and maintain this employee base is greater, or if this process takes longer than anticipated, it could have a negative impact on the revenues we anticipate generating from the film assets.

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

     We commenced operations at the NOC in February 2001. We are currently using the NOC for the origination and playback of signals for the Hallmark Channel internationally in Europe, Latin America and the Middle East and intend to expand our use of the NOC as existing contracts with third-party providers expire. Like other single-point facilities, the NOC is subject to interruption from fire, tornadoes, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the NOC’s services. We currently do not have and are not planning a duplicate operations facility. Any significant interruption at the NOC affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

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

     Historically, a significant portion of our revenues has been generated from foreign operations. In order to maintain or expand our presence in foreign markets, we have entered and may in the future enter into joint ventures or other strategic relationships with local operators in those markets. Certain foreign laws, regulations and judicial procedures may not be as protective of programmer rights as those, which apply in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. To the extent that significant currency fluctuations result in materially higher costs to any of our foreign customers, those customers may be unable or unwilling to make the required payments. We may be subject to delays in access to courts and to the remedies local laws impose in order to collect our payments and recover our assets. We also may experience problems with collecting accounts due from foreign customers, which would adversely affect our revenues and income. Our growth and profitability may also suffer as a result of, among other matters, competitive pressures on video delivery, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or affecting a particular customer.

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

     The amount of our goodwill and other intangibles, as well as our film costs, may hinder our ability to achieve profitability.

     As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have generated a significant amount of goodwill and other intangibles. We are amortizing the goodwill and other intangibles from these acquisitions on a straight-line basis over 20 years and 10 years, respectively. The amount of goodwill and other intangibles that we amortize is treated as a charge against earnings under accounting principles generally accepted in the United States. In accordance with recent accounting pronouncements, we will cease after January 1, 2002, the amortization of this acquired goodwill, and we will be required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders’ equity or profitability could be materially adversely affected. See “Recently Issued Accounting Pronouncements” in Note 2 to our Financial Statements included elsewhere in this Report. Commencing with the fourth quarter of 2001, we also now have a film cost relating to the amortization of the purchase price for our film assets that we use and license to others. This film cost will be significant each quarter.

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

     If, as a provider of television channels, we fail to comply with applicable present or future government regulations in any markets in which we operate, we could be prohibited from operating in those markets and could be subject to monetary fines, either of which would increase our operating costs, reduce our revenues and limit our ability to achieve profitability. The scope of regulation to which we are subject varies from country to country, although in many significant respects a similar approach is taken to the regulation of broadcasting across all of the markets in which we operate. Typically, broadcasting regulation in each of the countries in which we operate requires that domestic broadcasters and platform providers secure broadcasting licenses from the domestic broadcasting authority. Additionally, most nations have broadcasting legislation and regulations, which set minimum standards regarding program content, and prescribe minimum standards for the content and scheduling of television advertisements. Some countries require that a certain portion of programming carried by broadcasters be produced domestically.

     Moreover, broadcasting regulations are generally subject to periodic and on-going governmental review and legislative initiatives, which may, in the future, affect the nature of programming we are able to offer and the means by which it is distributed. The timing, scope or outcome of these reviews could be unfavorable to us, and any changes to current broadcasting legislation or regulations could require adjustments to our operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2001, the decline of the fair value of the fixed income portfolio would not be material.

     As of September 30, 2001, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $10.5 million. Of that amount, all was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

     The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At September 30, 2001, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three months ended September 30, 2001, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

     We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against risks associated with any of our investing or financing activities.

     As of September 30, 2001, we estimated the fair value of our debt and other notes payable (including affiliates), excluding accrued interest, to be approximately $295.9 million using quoted market prices where available, or discounted cash flow analyses. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% increase or decrease in assumed interest rates would decrease or increase the fair value of our debt by approximately $1.5 million. These calculations include the assumption that the balance of our outstanding debt as of September 30, 2001, would not change during the nine months and that a yearly interest rate was used. To the extent interest rates increase, our costs of financing will also increase because of variable rates applicable to our outstanding debt.

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

     Our material interest bearing assets consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing assets was $10.5 million, or 1% of total assets, as of September 30, 2001. Our material liabilities subject to interest rate risk consisted of notes payable to HC Crown Corporation, a capital lease obligation and a credit facility with The Chase Manhattan Bank. The balance of those liabilities was $295.9 million, or 44% of total liabilities, as of September 30, 2001. Net interest expense for the three and nine months ended September 30, 2001, was $2.3 million, or 9%, and $4.7 million, or 6%, respectively, of our total revenues. Our net interest expense is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest bearing assets and our borrowings.

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

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

     On June 6, 2001, we received a legal complaint from a stockholder filed on that date in the court of Chancery in the State of Delaware for New Castle County which names as defendants us, all of our directors (including one director who had previously resigned on May 3, 2001, due to new employment responsibilities), Hallmark Cards, Hallmark Entertainment Distribution and Hallmark Entertainment. There have been no material developments in this lawsuit since the matters were reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

ITEM 2. Changes in Securities and Use of Proceeds

DirecTV Transaction

     On August 27, 2001, we issued 5,360,202 shares of our Class A common stock to DIRECTV Enterprises, Inc. (“DIRECTV”). The shares were issued in exchange for the sum of $53,602 cash consideration and on the basis that certain obligations be entered into by DIRECTV, including a new distribution agreement with Crown Media United States. We relied upon certain representations and warranties made by DIRECTV regarding its knowledge and experience in financial and business affairs and believed that it was capable through its directors and officers of evaluating the merits and risks of the investments. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 promulgated thereunder.

Purchase of Film Assets

     On September 28, 2001, Crown Media Holdings completed the acquisition of approximately 700 film titles and related rights and property, representing over 3,000 hours of programming, from the film assets of Hallmark Entertainment Distribution, a wholly-owned subsidiary of Hallmark Entertainment. Under the terms of the acquisition, we have assumed $220.0 million of Hallmark Entertainment debt and payables and issued 33,744,528 shares of our Class A common stock. The number of shares of common stock was determined by a formula based on the average closing price of the common stock from November 6, 2000, (the date we announced that we were contemplating the transaction) to September 27, 2001 (the day prior to closing), which average price was $17.78 per share. The purchase price was agreed to by the Board of Hallmark Entertainment after receiving a fairness opinion from their financial advisor, and by the independent Board members of Crown Media Holdings after receiving a fairness opinion from their financial advisor. Additionally, the shareholders of Crown Media Holdings, other than Hallmark Cards and its affiliates, approved the transaction at a meeting on July 17, 2001. Of the shares issued in the transaction, 425,000 shares were issued to an escrow and will be returned to us if a previously announced, proposed settlement of a shareholder lawsuit relating to the Purchase and Sale transaction becomes final. The issuance of the shares in this transaction was exempt from registration under the Securities Act pursuant to Section 4 (2).

Bank Credit Facility

     The bank credit facility described elsewhere in this Report and incorporated by reference as an exhibit to this Report contains various covenants on our part, including limitations on dividends or other distributions on our equity, a requirement for maintaining a certain net worth and requirements for maintaining certain ratios. These covenants could affect our outstanding stock.

ITEM 6. Exhibits and Reports on Form 8-K

(a)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).

10.1	Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, among Crown Media Holdings, Inc., its Subsidiaries named herein, the Lenders named herein and The Chase Manhattan Bank as administrative agent (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.2	Promissory Note, dated August 31, 2001, among Crown Media Holdings, Inc., Crown Media International, Inc., Crown Media United States, LLC, and HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.3	Subordination and Support Agreement dated August 31, 2001, among Crown Media Holdings, Inc., Hallmark Cards, Incorporated and The Chase Manhattan Bank as agent for the Lenders and the Issuing Bank referred to in the Credit Agreement (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.4	Limited Guarantee Agreement and Acknowledgement, dated August 31, 2001, by Hallmark Cards, Incorporated in favor of The Chase Manhattan Bank as agent on behalf of the Lenders and the Issuing Bank (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.5	Hallmark Inducement Agreement dated August 31, 2001, between Hallmark Entertainment, Inc. and The Chase Manhattan Bank in its capacity as agent under the credit agreement (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, and incorporated herein by reference).

10.6	Second Amended and Restated Stockholders Agreement dated August 15, 2001, among Crown Media Holdings and certain stockholders.

Exhibit
Number	Description

10.7	DIRECTV agreements. *

10.8	Employment Agreement, dated September 18, 2001, between Crown Media Holdings, Inc. and David Evans.

99	— Press Releases of Crown Media Holdings, Inc. dated August 21, 2001, September 25, 2001, October 1, 2001, October 10, 2001, October 15, 2001, and October 25, 2001.

*   To be filed by amendment.

(b)  Reports on Form 8-K

During the quarter ended September 30, 2001, we filed the following Form 8-K reports:

•	Report filed July 18, 2001 (dated July 17, 2001) regarding Item 5 and;

•	Report filed August 21, 2001 (dated August 20, 2001) regarding Item 5.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001	CROWN MEDIA HOLDINGS, INC

/s/ DAVID J. EVANS David J. Evans President, Chief Executive Officer and Director Crown Media Holdings, Inc. (Principal Executive Officer)

Date: November 13, 2001	/s/ WILLIAM J. ALIBER William J. Aliber
Executive Vice President and Chief Financial Officer Crown Media Holdings, Inc. (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).

10.1	Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, among Crown Media Holdings, Inc., its Subsidiaries named herein, the Lenders named herein and The Chase Manhattan Bank as administrative agent (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.2	Promissory Note, dated August 31, 2001, among Crown Media Holdings, Inc., Crown Media International, Inc., Crown Media United States, LLC, and HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.3	Subordination and Support Agreement dated August 31, 2001, among Crown Media Holdings, Inc., Hallmark Cards, Incorporated and The Chase Manhattan Bank as agent for the Lenders and the Issuing Bank referred to in the Credit Agreement (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.4	Limited Guarantee Agreement and Acknowledgement, dated August 31, 2001, by Hallmark Cards, Incorporated in favor of The Chase Manhattan Bank as agent on behalf of the Lenders and the Issuing Bank (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.5	Hallmark Inducement Agreement dated August 31, 2001, between Hallmark Entertainment, Inc. and The Chase Manhattan Bank in its capacity as agent under the credit agreement (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, and incorporated herein by reference).

10.6	Second Amended and Restated Stockholders Agreement dated August 15, 2001, among Crown Media Holdings and certain stockholders.

Exhibit
Number	Description

10.7	DIRECTV agreements. *

10.8	Employment Agreement, dated September 18, 2001, between Crown Media Holdings, Inc. and David Evans.

99	— Press Releases of Crown Media Holdings, Inc. dated August 21, 2001, September 25, 2001, October 1, 2001, October 10, 2001, October 15, 2001, and October 25, 2001.

*To be filed by amendment.