Form 10-Q/A
period 2001-09-30
CROWN MEDIA HOLDINGS INC
filed 2002-01-10
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

PART II: OTHER INFORMATION
ITEM 6. Exhibits and Reports and Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-10.7.1 Stock Purchase Agreement
EX-10.7.2 Affiliation Agreement dated 8/20/01
EX-10.7.3 Affiliation Agreement dated 3/6/00
EX-10.7.4 Letter with DIRECTV

     Crown Media Holdings hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, initially filed with the Securities and Exchange Commission on November 13, 2001, by amending the Exhibits contained in Part II: Other Information, Item 6. Exhibits and Reports on Form 8-K, to include Exhibits 10.7.1 through 10.7.4 and file the same herewith.

PART II: OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)  The following are exhibits to this Report:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).

10.1	Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, among Crown Media Holdings, Inc., its Subsidiaries named herein, the Lenders named herein and The Chase Manhattan Bank as administrative agent (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.2	Promissory Note, dated August 31, 2001, among Crown Media Holdings, Inc., Crown Media International, Inc., Crown Media United States, LLC, and HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.3	Subordination and Support Agreement dated August 31, 2001, among Crown Media Holdings, Inc., Hallmark Cards, Incorporated and The Chase Manhattan Bank as agent for the Lenders and the Issuing Bank referred to in the Credit Agreement (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.4	Limited Guarantee Agreement and Acknowledgement, dated August 31, 2001, by Hallmark Cards, Incorporated in favor of The Chase Manhattan Bank as agent on behalf of the Lenders and the Issuing Bank (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.5	Hallmark Inducement Agreement dated August 31, 2001, between Hallmark Entertainment, Inc. and The Chase Manhattan Bank in its capacity as agent under the credit agreement (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.6	Second Amended and Restated Stockholders Agreement dated August 15, 2001, among Crown Media Holdings and certain stockholders (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, dated November 13, 2001, and incorporated herein by reference).

10.7.1	Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc.*

10.7.2	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc.*

10.7.3	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc.

10.7.4	Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc.

10.8	Employment Agreement, dated September 18, 2001, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, dated November 13, 2001, and incorporated herein by reference).

99	— Press Releases of Crown Media Holdings, Inc. dated August 21, 2001, September 25, 2001, October 1, 2001, October 10, 2001, October 15, 2001, and October 25, 2001 (previously filed as Exhibit 99 to our Quarterly Report on Form 10-Q, dated November 13, 2001, and incorporated herein by reference).

*     Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 7, 2002	CROWN MEDIA HOLDINGS, INC

/s/ DAVID J. EVANS David J. Evans President, Chief Executive Officer and Director Crown Media Holdings, Inc. (Principal Executive Officer)

Date: January 7, 2002

/s/ WILLIAM J. ALIBER William J. Aliber Executive Vice President and Chief Financial Officer Crown Media Holdings, Inc. (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).

10.1	Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, among Crown Media Holdings, Inc., its Subsidiaries named herein, the Lenders named herein and The Chase Manhattan Bank as administrative agent (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.2	Promissory Note, dated August 31, 2001, among Crown Media Holdings, Inc., Crown Media International, Inc., Crown Media United States, LLC, and HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.3	Subordination and Support Agreement dated August 31, 2001, among Crown Media Holdings, Inc., Hallmark Cards, Incorporated and The Chase Manhattan Bank as agent for the Lenders and the Issuing Bank referred to in the Credit Agreement (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.4	Limited Guarantee Agreement and Acknowledgement, dated August 31, 2001, by Hallmark Cards, Incorporated in favor of The Chase Manhattan Bank as agent on behalf of the Lenders and the Issuing Bank (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.5	Hallmark Inducement Agreement dated August 31, 2001, between Hallmark Entertainment, Inc. and The Chase Manhattan Bank in its capacity as agent under the credit agreement (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, dated September 28, 2001, and incorporated herein by reference).

10.6	Second Amended and Restated Stockholders Agreement dated August 15, 2001, among Crown Media Holdings and certain stockholders (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, dated November 13, 2001, and incorporated herein by reference).

10.7.1	Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc.*

10.7.2	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc.*

10.7.3	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc.

10.7.4	Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc.

10.8	Employment Agreement, dated September 18, 2001, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, dated November 13, 2001, and incorporated herein by reference).

99	— Press Releases of Crown Media Holdings, Inc. dated August 21, 2001, September 25, 2001, October 1, 2001, October 10, 2001, October 15, 2001, and October 25, 2001 (previously filed as Exhibit 99 to our Quarterly Report on Form 10-Q, dated November 13, 2001, and incorporated herein by reference).

*     Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.