Form 10-K
period 2001-12-31
CROWN MEDIA HOLDINGS INC
filed 2002-03-29
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     As of March 13, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $110,206,777. This excludes shares held by persons who may be considered affiliates.

     As of March 13, 2002, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,575,830, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed, are incorporated by reference in Part III of this report.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Our Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
SELECTED YEARLY FINANCIAL INFORMATION
Item 7. Management’s Discussion and Analysis of Historical Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Consolidated Financial Statements and Supplementary Data
PART III
Item 10. Directors and Executive Officers of the Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EX-10.2 2nd Amended/Restated Stockholders Agrmt
EX-10.5 Amendment No 2 to Credit Agreement
EX-10.7 Amended/Restated Limited Guarantee Agrmt
EX-10.14 Amended/Restated Program License Agrmt
EX-10.15 Amended/Restated Program License Agrmt
EX-10.20 Security Agreement
EX-10.22 Amended/Restated Company Agreement
EX-10.28 Service Agreement
EX-10.29 Registration Rights Agreement
EX-10.39 5th Agreement to Lease
EX-10.44 Employment Agreement - William Aliber
EX-10.45 Employment Agreement - Paul FitzPatrick
EX-10.46 Employment Agreement - Lana Curbi
EX-10.47 Employment Agreement - Russel Givens, Jr.
EX-10.51 Irrevocable Standby Letter of Credit
EX-10.52 Reduction Certificate re Letter of Credit
EX-21.1 List of our Subsidiaries
EX-23.1 Consent of Arthur Andersen LLP
EX-99.1 Letter - Representation by Arthur Andersen

      The discussion set forth in this Annual Report on Form 10-K contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings, Inc.’s (“Crown Media Holdings”) management, as of the date of this Annual Report on Form 10-K, including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed in this Annual Report on Form 10-K under the heading “Forward-Looking Statements and Risk Factors.” Crown Media Holdings will not update any forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments.

      In this Annual Report on Form 10-K the terms “we,” “us” and “our” refer to Crown Media Holdings, and, unless the context requires otherwise, Crown Media International, Inc. (“Crown Media International”), Crown Media United States, LLC (“Crown Media United States”), Crown Media Distribution, LLC (“Crown Media Distribution”), Crown Entertainment Limited (“Crown Entertainment”), Crown Media Trust (the “Crown Media Trust”), and H&H Programming — Asia, L.L.C. (“H&H Programming”), subsidiaries of Crown Media Holdings that operate our businesses. The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

      The names Hallmark, Hallmark Entertainment, Crayola and other product or service names are trademarks or registered trademarks of their owners.

PART I

Item 1.     Business

Company Overview

      We own and operate pay television channels, known as the Hallmark Channel, dedicated to high quality, entertainment programming for adults, which is also appealing to children. Based upon research conducted for us, we believe that this format is both important to consumers and much needed by consumers. As a network, we offer great stories with great actors, masterfully written, directed and produced. In addition, we recently purchased more than 700 titles from the Hallmark Entertainment Distribution, LLC (“Hallmark Entertainment Distribution”) library. We believe that with the programming we own (the “Crown Media Library”), together with the programming we license from Hallmark Entertainment Distribution and third parties, we are establishing the Hallmark Channel internationally and in the United States as destinations for viewers seeking high quality family-friendly entertainment and as attractive outlets for advertisers seeking to target these viewers. We have distribution agreements with leading pay television distributors in each of our markets. We distribute the channel internationally and in the United States. The following table shows for our channels, our programming sources, selected pay television distributors and the total number of our subscribers as of December 31, 2001.

Hallmark Channel

	International	U.S.

Programming Sources	• Crown Media Library	• Crown Media Library
	• Hallmark Entertainment Distribution	• Hallmark Entertainment Distribution
	• Third-party sources	• Third-party sources

Selected Pay	• BskyB	• AT&T
Television	• Sky Network	• Time Warner
Distributors	• Measat	• DirecTV
	• Videoland	• Charter
	• Via Digital	• Adelphia
	• Telepiu	• EchoStar
• Cox
• Comcast
• Cablevision

Total Subscribers	44.4 million	43.5 million

      As of February 28, 2002, our total number of subscribers had increased to approximately 89.5 million. For a more detailed description of our channels, see “— Channels — The Hallmark Channel — International” and “— Channels — The Hallmark Channel — United States.”

      Our domestic and international channels are expected to benefit from our newly acquired Crown Media Library. Our channels also enjoy the benefits of long-term program agreements with Hallmark Entertainment Distribution, which generally provide exclusive pay television access to the Hallmark Entertainment Distribution library titles we did not purchase and to new production and first-run presentations controlled by Hallmark Entertainment Distribution. Our library and the programming that we have access to through our program license agreements with Hallmark Entertainment Distribution consist of some of the most highly rated made-for-television movies, based on A.C. Nielson ratings. These programs have also won numerous Emmy Awards, Golden Globe Awards and Peabody Awards.

      We have distribution agreements with leading pay television distributors in each of our markets. Internationally, these include British Sky Broadcasting, Sky Network, Videoland, Telepiu, Via Digital and Measat. In the United States, the nine largest pay television distributors account for approximately 85% of all pay cable and television subscribers as of December 31, 2001. We currently distribute our U.S. channel on cable and satellite systems operated by each of these nine pay television distributors, and at December 31, 2001, we had long-term distribution agreements with eight of the top nine pay television distributors. We are seeking to increase our subscriber base by signing a long-term distribution agreement with the remaining top nine distributor. No individual pay television distributor accounted for more than 10% of our consolidated revenues or 15% of our consolidated subscribers for the year ended December 31, 2001.

      Through Crown Media Distribution, we exploit the Crown Media Library to the extent not used by us. We license the use of Crown Media Library films and programming to third parties in return for license fees.

      Information concerning revenues, operating losses and identifiable assets attributable to each of our domestic and international pay television programming services and our distribution of films may be found in Note 15 of Notes to Consolidated Financial Statements in the Report.

Development of Business

      Internationally, the Hallmark Channel is operated and distributed in approximately 110 international countries by Crown Media International, which commenced operations as a Delaware corporation in June

1995, and in the United Kingdom by Crown Entertainment. Domestically, the Hallmark Channel (formerly known as the Odyssey Network) is operated and distributed by Crown Media United States, which commenced operations as a Delaware limited liability company in July 1995. Significant investors in Crown Media Holdings include Hallmark Entertainment Holdings, Inc. (“Hallmark Entertainment Holdings”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), Liberty Media Corporation (“Liberty Media”), the National Interfaith Cable Coalition, Inc. (“NICC”), J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”), and DIRECTV Enterprises, Inc. (“DIRECTV”).

Purchase of Film Assets

      On September 28, 2001, Crown Media Holdings completed the acquisition of the Crown Media Library, comprised of approximately 700 film titles and related rights and property, representing over 3,000 hours of programming, from the film assets of Hallmark Entertainment Distribution, a wholly-owned subsidiary of Hallmark Entertainment, LLC (“Hallmark Entertainment”). Under the terms of the agreement, we assumed $220.0 million of Hallmark Entertainment Distribution debt and payables and issued 33,744,528 shares of our Class A common stock. The number of shares of common stock was determined by a formula based on the average closing price of the common stock from November 6, 2000 (the date we announced that we were contemplating the transaction) to September 27, 2001 (the day prior to closing), which average price was $17.78 per share. A committee of directors independent of Hallmark Entertainment and its affiliates considered and negotiated this transaction, including the purchase price, and received a fairness opinion from its financial advisor. Additionally, the stockholders of Crown Media Holdings, other than Hallmark Cards and its affiliates, approved the transaction at a meeting on July 17, 2001. Of the shares issued in the transaction, 425,000 shares were issued into escrow and will be returned to us if a previously announced, proposed settlement of a stockholder lawsuit relating to the transaction becomes final.

      Crown Media Holdings recorded the film assets at carrying cost for financial reporting purposes, which was less than the fair value at the closing date, because the transaction was entered into by entities under common control. In accordance with the Purchase and Sale Agreement with Hallmark Entertainment, Hallmark Entertainment Distribution had 60 days from the close of the transaction to provide Crown Media Holdings with any adjustments to the carrying cost of the film assets. These adjustments have been made and are properly reflected in our financial statements.

Network Operations Center

      For the first five years of our existence, we relied upon our affiliates and third-party providers to originate and distribute the Hallmark Channel worldwide. Faced with rapid distribution growth throughout Europe, Latin America and Asia, we decided to build a worldwide playback and origination center in Greenwood Village, Colorado. On February 14, 2001, we opened our advanced, fully digital 6,000 square foot global Network Operations Center, with the launch of three channels into Europe. In the following weeks, additional European channels were launched, followed by launches into Israel, Russia, the Middle East and Latin America.

      The Network Operations Center enables us to control signal operations for many of our channels, with the intent of having high on-air transmission quality, achieving economies of scale in production and distribution, facilitating the roll-out of new channels, allowing for distribution of programming in digital and other formats as required in the rapidly evolving broadband environment and enabling us to provide increased support to our advertisers. The Network Operations Center currently has capacity to distribute thirty-two channels and is distributing our programming on twelve feeds throughout Europe, Latin America and the Middle East. We intend to distribute our programming to additional countries (including the U.S.) through the Network Operations Center as our existing arrangements with third party up-link providers expire.

Reorganization

      In order to utilize the synergies between Crown Media International, our international operating subsidiary, and Crown Media United States, our domestic operating subsidiary, approximately 15% of the

Company’s employees were involuntarily terminated during October 2001. Employees affected by this reorganization were primarily members of our marketing, finance and administrative departments. We incurred costs related to this reorganization, which have been accounted for under Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and SEC Staff Accounting Bulletin (SAB) No. 100, Restructuring and Impairment Charges. These costs were comprised primarily of the termination benefits of severance salary and outplacement service for all affected employees. During fourth quarter 2001, we incurred restructuring charges of $4.6 million related to the reorganization.

Credit Agreement

      On September 28, 2001, we entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank (formerly The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, under which the banks extended to us a five-year secured credit facility of up to $285.0 million, later increased in 2001 to $320.0 million. For further information see “— Liquidity and Capital Resources”.

Private Placement

      On December 17, 2001, we completed a $265.0 million private placement to a group of institutional investors. For further information see “— Liquidity and Capital Resources”.

Re-Branding of International and U.S. Channels

      In August 2001, we completed the re-branding of our international channel, formerly the Hallmark Entertainment Network, and our U.S. channel, formerly the Odyssey Network, as the Hallmark Channel. We believe that this re-branding has enabled us to capitalize on the popularity of the Hallmark brand. We believe that viewers and distributors associate the Hallmark brand with high quality, family friendly entertainment, and we expect that our association with this brand will facilitate our efforts to achieve increased distribution and to attract additional viewers that will lead to higher ratings and advertising revenues.

DIRECTV

      In August 2001, Crown Media Holdings and DIRECTV, Inc. entered into a strategic relationship under which the domestic Hallmark Channel was repositioned in DIRECTV’s TOTAL CHOICE® Package.

      With this repositioning, the total distribution of the Hallmark Channel in the United States expanded to approximately 40 million subscribers by the end of September 2001. In addition to this agreement for expanded distribution, the two companies are exploring the distribution of additional programming services, new interactive broadband applications and pay-per-view distribution of programs from the Crown Media Library and additional programs of Hallmark Entertainment. As part of this relationship, DIRECTV received approximately 5.4 million shares of Crown Media Holdings’ Class A common stock.

EM.TV

      In connection with the July 27, 2001, purchase by Hallmark Entertainment of the 5,377,721 shares of Crown Media Holdings Class A common stock held by The Jim Henson Company, a subsidiary of German Media Company EM.TV, Crown Media United States substantially revised its two program agreements with The Jim Henson Company and EM.TV, under which Crown Media United States was obligated to purchase both pre-existing and original programming. The revisions replace all prior obligations. Crown Media United States now licenses only two series from The Jim Henson Company. For the revisions to the agreements, Crown Media United States paid to The Jim Henson Company and EM.TV $13.0 million and wrote-off program license fees totaling $15.2 million. The entire $28.2 million is included in non-affiliate programming costs in the accompanying consolidated statement of operations for the year ended December 31, 2001.

Interactive and Video-on-Demand

      We have been engaged in joint efforts with Hallmark Entertainment to develop an interactive television model designed to incorporate a wide array of products and services from Crown Media Holdings, Hallmark Cards, Hallmark Entertainment and others. This new television application involves a graphic user interface, appearing on the television screen that will allow consumers to use several features. These can include video-on-demand (“VOD”), which will allow consumers to select and view films from our library, an interactive arts and crafts channel for kids featuring Crayola® products, and a unique electronic messaging system that will allow consumers to incorporate film clips from our library in their message. We are testing this application in several markets.

      On November 19, 2001, Hallmark Entertainment Distribution, Crown Media Distribution, and iN DEMAND, the nation’s leading pay-per-view network, signed a cable video-on-demand licensing agreement for titles housed in Hallmark Entertainment Distribution’s and Crown Media Distribution’s program libraries. Under terms of the agreement, Hallmark Entertainment and Crown Media Distribution provide iN DEMAND, on a non-exclusive basis, with selected telefilms, miniseries, series and specials housed in their respective libraries for the pay-per-view network’s recently launched VOD service.

Industry Overview

      The pay television industry is comprised primarily of program suppliers, pay television channel providers and pay television distributors. Program suppliers, from whom we acquire or license a portion of our programming, include many of the major production studios and other independent production companies and independent owners of programming. These program suppliers create, develop and finance the production of, or control, movies, television miniseries, series and other programming. Due to our recent acquisition of the Crown Media Library, we are now also a program supplier. Program suppliers generate revenues by licensing their programming to broadcasters and pay television channel providers around the world. These licenses are typically specific by territory and are limited to a certain number of showings within specified periods of time.

      We are also a pay television channel provider. Pay television channel providers include all channel providers except free-to-air broadcasters such as ABC, NBC, CBS, FOX, WB and the BBC. Pay television channel providers both produce programming and acquire or license programming from program suppliers and generally package the programming according to an overriding theme. Pay television restricts viewership through security encryption devices that limit viewership to paying subscribers. Pay television channel providers compete with each other for distribution and to attract viewers and advertisers. Pay television providers generally target an audience with a certain demographic composition, so that they can then sell advertising to advertisers seeking to reach that audience.

      Pay television distributors own and operate the platforms used to deliver channels to subscribers. These distributors use several different technologies to reach their subscribers as described below. Distributors attempt to create a mix of channels that will be attractive to their subscriber population in an attempt to gain new subscribers and to reduce subscriber turnover. Distributors have different levels of service for subscribers, with each service level containing some different channels. More recently, distributors have begun to offer additional broadband services such as Internet access, telephony and video-on-demand over their systems.

      As a result of the recently increased competition for limited analog channel space in the United States, pay television channel providers are often required to pay subscriber acquisition fees to pay television distributors for carriage on their systems. These subscriber acquisition fees are paid to television distributors on a per subscriber basis and generally in advance of the receipt of subscriber fee revenues from such pay television distributors.

Distribution Platforms

      Four major distribution platforms are currently used to transmit programming. First, cable television systems use coaxial or fiber optic cable to transmit multiple channels between a central facility, known as a headend, and the individual subscriber’s television set. Second, analog and digital satellite broadcast systems

(such as direct-to-home or “DTH”) use satellite transponders to broadcast television programming to individual dwellings with satellite reception equipment, including a dish and a decoder. Third, digital terrestrial television broadcasters (“DTT”) typically broadcast locally or through regional or national ground-based transmission networks. In general, such broadcasters use landline, microwave or satellite transmission systems to distribute programming to terrestrial transmission facilities for broadcast directly to viewers’ homes. Finally, channels can also be distributed through satellite master antenna television (“SMATV”). SMATV is used primarily for buildings, such as apartments and other buildings that receive programming from satellites by means of a single antenna that is connected to a pay television distributor’s headend. The television signals are then distributed to individual units in the building by cable.

Sources of Revenue

Subscriber Fees

      Pay television customers subscribe for basic services by paying monthly fees for basic channels to pay television distributors. The customers can also subscribe to additional packages of premium or pay-per-view services upon payment of additional fees. In most markets, pay television distributors generally pay a fee per subscriber to channel providers. We are a channel provider.

Advertising Revenue

      The advertising market differs greatly around the world. In the United States, the most developed television market, it was estimated by Advertising Age that, as of December 31, 2000, 52% of all advertising expenditures were spent on television and 10% of all advertising expenditures were spent on cable television. In other parts of the world, the amount spent by advertisers on television varies according to the development of each country’s television market. Program ratings systems in many non-United States markets are also less developed, and as a result, advertisers rely largely on subscriber counts rather than empirical measurements when buying advertising time.

      Television advertising is sold in a variety of formats. Many pay television channels rely largely upon the spot advertisement format. Spot advertisements are normally 30 seconds long and air during or between programs. They are often sold in packages of a certain number of broadcasts or to deliver a certain number of viewers. An alternative to spot advertising is sponsorship, by which a company sponsors a program or selection of programs on a channel by applying their branding around the programming.

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

      Historically, advertisers have spent more on advertising through traditional broadcast television than through pay television. We believe that as pay television continues to gain viewership relative to broadcast television, it should attract a larger percentage of the total available dollars spent on television advertising. Also, as pay television draws audience share from broadcast television, audience demographics become fragmented; and, as a result, advertisers are able to target groups of viewers with specific demographic profiles.

Licensing Revenue

      Program suppliers sell or license programming to pay television channel providers who pay a license fee for the right to air the programming over a certain period in their program package. Revenue from television and distribution licensing agreements is recognized when the film is available for exhibition by the licensee, the license fee is known, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Payments received from licensees prior to the availability of a film are recorded as deferred revenue. Long-term receivables arising from licensing agreements are recorded at their net present value.

Channels

The Hallmark Channel — International

Overview

      The international channel commenced 2001 with 33.5 million subscribers and ended the year with 44.4 million subscribers, an increase of 32%. We currently distribute the international channel to 22 geographic markets covering approximately 110 countries, dubbed or subtitled into 26 languages. Our markets include Asia Pacific, with 18.2 million subscribers, Latin America, with 11.0 million subscribers, Europe, Middle East and Africa, with 9.6 million subscribers, and the United Kingdom, with 5.6 million subscribers.

Programming

      The international channel offers a range of award-winning programming including made-for-television movies, miniseries, epics, historical dramas, literary classics, romances and contemporary stories. We seek programming that is consistent with our programming theme: “great stories that stay with you.” The high quality, broad appeal, entertainment programming we offer is based on classic literature and universal themes, includes world-renowned actors and actresses, such as Katherine Hepburn, Paul Newman, Gregory Peck, Glenn Close, Sidney Poitier, Whoopi Goldberg, Anjelica Huston, James Earl Jones, and James Coburn and is often filmed in international locations.

      Significant sources for our programming are the Crown Media Library and programming produced since January 1, 2001, by Hallmark Entertainment, which is available to us through our program agreements. Prior to the purchase of the Crown Media Library, we licensed substantially all of the titles in that library from Hallmark Entertainment Distribution. We enjoy access to new Hallmark Entertainment programming through an amended five-year program license agreement with Hallmark Entertainment Distribution. For more information regarding the program license agreements with Hallmark Entertainment Distribution, please see Part III below. Hallmark Entertainment currently provides family programming for audiences worldwide, generally delivering more than 40 projects each year. For the year ended December 31, 2001, approximately 64% of our international programming was from the Crown Media Library or licensed from Hallmark Entertainment Distribution. We licensed for that same time period the remaining portion of the international channel’s programming line-up from third parties. This third party programming is consistent with the themes and quality of the material we own or license from Hallmark Entertainment Distribution. We license programming from third party suppliers such as Carlton International Media Limited, CBS Broadcast International, Alliance Atlantis International Television Distribution Limited, Beyond Distribution Pty Ltd., Southern Star Sales Limited, Hearst Entertainment, Inc., Paramount Pictures (Australia) Pty Ltd., Columbia Tri-Star International and Buena Vista (Disney).

      During 2001, we aired third-party series such as Star Trek, Judging Amy, and Law and Order and acquired for 2002 The Guardian, Party of Five, Touched by an Angel, and more Law and Order and Judging Amy. We also aired third-party movies and mini-series including Pretty Woman, Princess Bride, Mission Impossible I, Color of Money, Judy Garland: Me and My Shadows, and Blonde: The Marilyn Monroe Story.

Distribution

      In the countries where we offer the international channel, we distribute the channel through a variety of distribution platforms, including cable, DTH, DTT and SMATV. We partner with international pay television distributors such as BSkyB, Sky Network, Videoland, Telepiu, Via Digital and Measat, and our international distribution agreements with such distributors generally last two to five years. We have the capability to create and deliver our channel in a short period of time through our broadcast infrastructure.

      We regularly review existing and potential markets to assess their prospects. As the number of international channel subscribers increases in a market, we assess our ability to increase revenue or develop new revenue sources by subdividing the market through the addition of satellite signals to individual countries within that market as opportunities — particularly advertising — arise. When we subdivide a market, we are able to customize the channel to appeal to a more specific audience. The delivery of the international channel to more targeted audiences also increases the number of potential advertisers on the channel by creating more targeted advertising opportunities for local or regional businesses in the markets in which we operate.

      The following chart shows the approximate number of television households and pay television households, as estimated by Kagan World Media at December 31, 2001 (except where noted), and the number of our international channel subscribers at year-end 2000 and 2001.

				Hallmark		Hallmark
				Channel- Int’l		Channel-Int’l
				Subscribers(1)		December 31,
	Total TV	Pay TV	%			2001 % of
	House-	House-	Pay TV	December 31,	December 31,	Pay TV
Markets	holds	holds	Penetration	2000	2001	Households

	(000’s)			(000’s)
Asia Pacific:
Australia	6,995	1,750	25.0%	463	542	31.0%
China	267,700	82,900	31.0	103	106	0.1%
India(4)	96,359	39,238	40.7	6,018	8,757	22.3%
Indonesia	30,500	1,925	6.3	64	80	4.2%
Japan	47,850	27,410	57.3	130	130	0.5%
Korea(2)	13,354	3,050	22.8	1,000	2,613	85.7%
Malaysia	3,600	792	22.0	396	454	57.3%
New Zealand	1,280	766	59.8	210	283	36.9%
Philippines	9,100	1,820	20.0	765	750	41.2%
Singapore	1,000	327	32.7	260	190	58.1%
Taiwan	6,150	5,113	83.1	1,960	3,950	77.3%
Thailand	13,760	720	5.2	324	340	47.2%

Subtotal	497,648	165,811	33.3	11,693	18,195	11.0%
Europe, Middle East and Africa:
Africa(3)	6,256	1,361	21.8	600	699	51.4%
Belgium/ Holland	10,755	10,459	97.2	196	136	1.3%
Bulgaria/ Croatia/ Slovenia	2,964	1,089	36.7	168	254	23.3%
Czech Republic	4,058	1,844	45.4	356	408	22.1%
Denmark	2,458	1,891	76.9	219	324	17.1%
Finland/ Iceland	2,091	1,215	58.1	49	70	5.8%
Hungary	3,620	2,958	81.7	166	244	8.2%
Israel(2)	1,650	1,369	83.0	1,262	1,369	100.0%
Italy	21,240	2,869	13.5	986	1,015	35.4%
Middle East (2)(6)	4,705	2,604	55.3	112	184	7.1%
Norway	1,884	1,261	66.9	304	432	34.3%
Poland	12,555	6,751	53.8	1,193	1,194	17.7%
Portugal	3,304	1,542	46.7	78	118	7.7%
Romania	7,663	3,603	47.0	344	556	15.4%
Russia	59,145	8,986	15.2	337	378	4.2%
Slovakia	1,879	1,237	65.8	295	344	27.8%
Spain	13,167	4,132	31.4	766	878	21.2%
Sweden	4,175	2,902	69.5	417	647	22.3%
Turkey	16,100	1,200	7.5	170	394	32.8%
United Kingdom	24,137	10,516	43.6	4,208	5,557	52.8%

				Hallmark		Hallmark
				Channel- Int’l		Channel-Int’l
				Subscribers(1)		December 31,
	Total TV	Pay TV	%			2001 % of
	House-	House-	Pay TV	December 31,	December 31,	Pay TV
Markets	holds	holds	Penetration	2000	2001	Households

	(000’s)			(000’s)
Subtotal	203,806	69,789	34.2	12,226	15,201	21.8%
Latin America:
Argentina	10,400	5,534	53.2	3,875	4,180	75.5%
Brazil	37,900	5,370	14.2	920	1,076	20.0%
Chile	4,300	930	21.6	353	502	54.0%
Colombia	8,400	772	9.2	256	509	65.9%
Mexico	18,300	3,431	18.7	2,611	2,910	84.8%
Other Latin America(5)	14,700	2,746	18.7	889	1,046	38.1%
Venezuela	3,900	989	25.4	698	808	81.7%

Subtotal	97,900	19,772	20.2	9,602	11,031	55.8%

TOTAL	799,354	255,372	31.9%	33,521	44,427

(1)	Total subscribers include promotional (free) subscribers at December 31, 2000, and December 31, 2001.

(2)	Source: Zenith Media.

(3)	Source: Baskerville Communications Corporation.

(4)	India includes Bangladesh, Brunei, Macau, Mauritius, New Guinea, Republic of Palau, and Sri Lanka

(5)	Other Latin America includes Aruba, Bolivia, Costa Rica, Curacao, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Jamaica, Nicaragua, Panama, Paraguay, Peru, and Uruguay

(6)	Middle East includes Estonia, Kazakhstan, Latvia, Lithuania, Middle East, and Republic of Ukraine

Sources of Revenues

      Like most international pay television channels, we currently derive substantially all of our international revenues from subscriber fees and, to a lesser extent, advertising sales. We generally charge our pay television distributors a fee per subscriber for the right to broadcast our international channel. We have significantly increased the number of subscribers to our international channel in the past year, and as a result, have achieved an increase in revenues generated from subscriber fees. International fees per subscriber are expected to experience downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, political and economic turmoil and the shift in the industry from subscriber fees revenue to advertising revenues. For the years ended December 31, 2001, 2000, and 1999 revenues derived from subscriber fees for the international channel were approximately $52.6 million, $39.8 million, and $27.7 million, respectively.

      We also derive revenues from the sale of advertising time on our international channel. We generate revenues directly from advertisers as well as from our pay television distributors under distribution agreements that may provide for a sharing of net revenues from advertising. We believe that the increasing number of subscribers to our international channel and the favorable demographics of its family audience provide us with the opportunity to substantially increase revenues from the sale of advertising time. Currently the advertising revenues from our international channel are derived primarily from activities in a limited number of countries, including certain countries in East Asia, the United Kingdom, Poland, South Africa, Mexico, and certain other countries in Latin America.

      Our core advertising staff has developed and is implementing our advertising sales strategy. We have identified key markets and opened sales offices and identified potential clients in these markets. We have advertising sales offices in Miami, New York, Singapore, and London, and have entered into representation agreements with third parties for advertising sales in Argentina, Australia, India, Malaysia, Mexico, Philippines, Poland, Singapore, South Africa, South Korea, Taiwan, and the United Kingdom.

      During 2000 and 2001, we increased the number of satellite feeds delivering our channel, which enabled us to further customize our channel in specific markets. For example, we now send multiple signals to Latin America that have been customized to cater to certain key countries of Latin America, rather than sending a single feed to all of Latin America. We believe localized feeds will lead to more opportunities for the sale of advertising to local businesses or to multinational advertisers interested in reaching customers in specific countries. We also built and launched a Network Operations Center, which enables us to control delivery of our channels to our pay television distributors. As a result, we are able to insert commercials into our programming, instead of relying on our affiliates for that service.

      For the years ended December 31, 2001, 2000, and 1999 revenues from the sale of advertising on our international channel were $12.1 million, $6.0 million, and $1.7 million, respectively.

Sales and Marketing

      Our international channel focuses its marketing efforts to maximize our two revenue streams in the individual markets in which the channel is distributed. Our international channel’s marketing efforts vary by market depending on the maturity of the local television industry, the level of distribution of our international channel and the potential for the sale of advertising.

      In markets where our international channel has not maximized its carriage with pay television distributors, marketing efforts are primarily directed toward potential new distributors. These marketing efforts include advertising in trade publications and participating in industry trade shows, as well as direct mail and public relations campaigns. In these markets, efforts are also made to market the channel to potential viewers to drive consumer demand for carriage of the channel by local affiliates.

      In markets where our international channel has obtained substantial distribution or has exclusive agreements with primary distributors, marketing efforts are primarily directed toward maintaining and increasing subscribers and viewership. Our efforts in these markets are directed toward adults ages 18 to 49. These consumer-directed marketing efforts are coordinated with and are often partially funded by our pay television distributors in each market. These efforts often include traditional marketing campaigns consisting of print, billboard, cross-channels, radio and television advertising. Additionally, we emphasize our unique relationship with our primary content supplier, Hallmark Entertainment, through the use of premier screening events, press tours with actors and actresses and viewer trips to movie sets. We also use our website to market and promote the channel through schedule information, movie synopses, games and contests.

      In markets where we are developing our international channel’s advertising business, marketing efforts are also directed toward potential advertisers. When marketing the Hallmark Channel to potential advertisers, we focus on media planners and buyers and on regional and international advertisers.

The Hallmark Channel — United States

Overview

      Our domestic channel ended 2001 with 43.5 million subscribers, an increase of 64% for the year. We currently distribute our domestic channel through more than 25 cable operators and satellite providers. By the end of 2001, we had agreements with AT&T, Time Warner, DirecTV, Charter, Echostar, Cox, Adelphia, and Cablevision for the distribution of our channel, which are eight of the nine largest pay television distributors in the United States.

Programming

      Our domestic channel offers a range of high quality, broad appeal, entertainment programming including movies, miniseries, epics, historical dramas, romances, literary classics, and contemporary stories. Our primary sources for programming on our domestic channel are the Crown Media Library and programming licensed from Hallmark Entertainment Distribution. Prior to the purchase of the Crown Media Library, we licensed substantially all of the titles in that library from Hallmark Entertainment Distribution. We also license programming from third parties for exhibition on our domestic channel.

      Examples of programming from our library and the Hallmark Entertainment library include, Larry McMurtry’s Lonesome Dove, 10th Kingdom, Sabrina the Teenage Witch, Dog of the Yukon: Call of the Wild and Larry McMurtry’s Dead Man’s Walk as well as programming from “The Collection” from the Hallmark Hall of Fame library such as William Faulkner’s Old Man, Rose Hill, Sarah Plain and Tall and Night Ride Home. We benefit from these original Hallmark Entertainment productions, which are sometimes premiered and often aired on our domestic channel. Examples of third party programming shown on our domestic channel include the popular drama series Dr. Quinn Medicine Woman, Northern Exposure, Hart to Hart, I Dream of Jeannie and Bewitched. Other examples of our third party programming include acquired movies and miniseries such as Roots, North and South, Great Gatsby, Animal Farm and Don Quixote. Our license agreements with third parties typically provide for an upfront license fee for the right to exhibit a program in the United States within a specified period of time.

Distribution

      We currently distribute our domestic channel to approximately 49% of all United States pay television subscribers. The following table shows the approximate number of pay television households and domestic channel subscribers for each of the nine largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2001.

			Hallmark
	Total U.S.	Hallmark	Channel — U.S.
	Pay TV	Channel — U.S.	% of Pay TV
Pay Television Distributor	Households(1)	Subscribers(1)	Households

	(In thousands, except percentages)
Time Warner	12,864	9,175	71.3%
DirecTV	10,576	8,081	76.4%
AT&T	14,469	7,707	53.3%
Charter	7,180	4,501	62.7%
Adelphia	5,658	2,368	41.9%
Echostar	6,665	2,163	32.5%
Cox	6,273	2,098	33.4%
Cablevision	2,988	1,475	49.4%
Comcast	8,742	1,418	16.2%
All others	12,821	4,546	35.5%

Total	88,236	43,532	49.3%

(1)	Sources: Nielsen Code and The Nielsen Public U.E. January 2002 and Skyreport November 2001.

      During 2001, we signed or amended long-term distribution agreements with NCTC, DirecTV, Adelphia, Echostar, Cable One, Charter Communications, MediaOne and Buckeye Communications.

Sources of Revenues

      We currently derive all of our revenues of our domestic channel from subscriber fees and advertising sales. We charge our pay television distributors a monthly per subscriber fee for the right to broadcast our domestic channel. Generally, these distribution agreements last for five to 10 years, and include annual increases of both subscribers and per subscriber fees. A distribution agreement may also involve a payment by us for the establishment of the relationship or, together with or in lieu of any payment, the free carriage of our channel to subscribers for a period of time. In August 2001, we entered into a strategic relationship with DirecTV under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE Package, resulting in significantly more subscribers to the Hallmark Channel. As part of the strategic relationship, DirecTV received approximately 5.4 million shares of our Class A common stock. This new distribution agreement provides for certain subscriber fees to be paid to us depending upon the number of subscribers at the end of the any month; the fees are reduced if certain subscriber levels are met. For the years ended December 31, 2001, 2000, and 1999 revenues derived from subscriber fees for the domestic channel were approximately $20.5 million, $11.1 million, and $7.8 million, respectively.

      For additional information regarding the DirecTV relationship and discussions with other distributors, please see “Revenues” under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      As a result of our domestic channel’s demographically favorable subscriber base, we generate significant revenues from the sale of advertising time. We have advertising sales offices in New York, Los Angeles, Chicago and Detroit. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on our domestic channel. For the years ended December 31, 2001, 2000, and 1999 revenues from the sale of advertising time on our domestic channel were approximately $25.4 million, $13.7 million, and $9.3 million, respectively.

Sales and Marketing

      Our target demographic is adults 18-49. Our programming, however, is family-friendly. Extensive market research indicated an opportunity for quality programming targeted to adults yet also appealing to children. We believe that such programming encourages families to watch television together, resulting in larger audiences and viewer demographics more attractive to advertisers.

      Access to our library and the Hallmark Entertainment Distribution library and its future output helps to ensure access to high quality programming that is consistent with our brand positioning. In addition, our association with these known and trusted brands:

•	provides our viewers with tangible evidence of our commitment to provide entertainment appropriate for the entire family;

•	significantly enhances our ability to attract advertising commitments from the largest advertisers; and

•	provides a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

      In August 2001, we completed the re-branding of our domestic channel as the Hallmark Channel. We believe this rebranding has enabled us to capitalize on the popularity of the Hallmark brand.

      Our qualitative and quantitative research (Mindy Goldberg Associates national focus groups January and February 2001 and Yankelovich Research 2001) had previously shown that television viewers have a real need for quality television entertainment for adults that the entire family could watch together. Research stated that the “halo effect” of the Hallmark Card brand, as well as the Hallmark Hall of Fame Collection name, paved the way for these viewers to expect high quality family-friendly programming they could trust. In the opinion of viewers, according to research, the four core attributes of the Hallmark Channel are “entertainment,” “quality,” “contemporary,” and “family-friendly.”

      Further, the research indicated that the Hallmark Channel would have two groups of “built-in” “loyalist” viewers eager to watch the channel. They were “soccer moms,” women 25-49 with children under 16 living at home and “empty-nesters,” women 25-54 with no young children at home.

      We re-branded the Hallmark Channel with a multi-media campaign that involved commercials on other channels, national magazines, spot/network radio, outdoor in selected markets and use of advertising on our channel. We also targeted distributors with advertisements in the trade press and advertisers and advertising agencies with trade press advertising as well as targeted out-of-home advertising in New York City areas where the agencies are located. In addition, a major public relations campaign garnered covers of Sunday magazine TV guides and feature articles, while sponsorship of prestigious industry functions (Academy of

Television Arts & Science’s “Television Night at the Hollywood Bowl,” Ad Age/ Advertising Women of NY “Women to Watch” Luncheon) added to the “buzz.”

      The re-branding campaign, designed to differentiate the Hallmark Channel as contemporary, fresh and surprising, positioned the network as the one that offers “Great stories that stay with you long after the television set is turned off. Stories with the world’s greatest actors, masterfully written, directed and produced.”

      During the fourth quarter 2001, our domestic channel increased its “time spent viewing” per day (94 minutes vs. 74 minutes) representing a +27% increase over its fourth quarter 2000 results.

Channel Operations

Channel Creation

      The programming departments at each of our channels are responsible for ensuring the consistent quality of the programming we offer. The programming, scheduling and acquisitions departments work in conjunction with the traffic department and creative services to create the distinctive appearance of our channels. Since October 2001, the creative services function has been outsourced on an as-needed basis.

      The creation of our channels begins with the acquisition of programming. We recently acquired over 700 titles from the Hallmark Entertainment Distribution library, which now comprise the Crown Media Library. In addition, we license programming from Hallmark Entertainment Distribution and other program suppliers. Our staff reviews and summarizes all potential programming to ensure compliance with our quality and content standards. The acquisitions department licenses programming based on the amount of new programming required on our channels. In order to meet its broad programming requirements, our international channel’s acquisitions department leverages multi-channel acquisitions across many territories to reduce license fees, but remains sensitive to specific markets with targeted localized programming.

      In most of our international markets, we customize the Hallmark Channel by dubbing or subtitling program elements into local languages. The decision to customize the channel into local languages is based on local market practices, viewer preferences and cost considerations. Language preparation is coordinated by our program operations department. Program language elements are typically shipped to the specific region to ensure that nuances in dialect of the particular language are captured. The elements are then returned to our Denver headquarters, where the language elements are combined with the other programming elements.

      The creation of on-air promotional segments or interstitials, which are broadcast between the feature movies, miniseries and series, has been outsourced since October 2001 to external vendors. Promotional segments are prepared in more than 26 languages for broadcast worldwide. These interstitials are intended to invite viewership, guide viewers to specific programming, and promote a “Brand Awareness” image for the Hallmark Channel.

      The scheduling department creates the playlist, which contains a list of daily programming. The scheduling department works with marketing personnel to continuously monitor the programming mix. The playlist is then forwarded to the traffic department.

      The traffic department inserts promotional segments and advertising into the playlist and creates the daily log, which is the stream of programming that will ultimately be viewed by the subscriber. The daily log, together with digital tapes that contain the corresponding programming, are then forwarded to either our Network Operations Center or to an origination and playback facility, which is operated by a third party. Digital tapes that contain the promotional segments are forwarded to either our Network Operations Center or to the third party origination and playback facility separately.

Channel Delivery

      We deliver the daily log and digital tapes to our Network Operations Center or to a third party origination and playback facility for each market, where the programming, promotional and advertising elements are combined and compressed into a single signal, and delivered to an uplink facility. The uplink facility then transmits the signal to the satellite transponder that covers the relevant geographic market, and the transponder reflects the signal back within its designated geographic area to head-end facilities and Direct-to-Home satellite services operated by pay television distributors who receive and decode our signal and transmit our channel.

      Our global Network Operations Center at our Greenwood Village, Colorado headquarters commenced operations in February 2001 and has the ability to perform origination and playback services for both of our channels for up to 32 programming channels. The Network Operations Center is an efficient, state of the art broadcasting operation. The facility enables us to:

•	efficiently expand distribution into new markets;

•	control delivery of our channels to our pay television distributors, thereby enhancing on air quality and reliability, while containing cost;

•	enhance our ability to generate advertising revenues; and

•	distribute programming in digital and other formats as required in the rapidly evolving broadband distribution environment, while consolidating our library management.

      In 2001, we launched the Central Europe, Eastern Europe, Russian and Middle East, Israel, Latin America, Spain, Turkey and Scandilux feeds from our Network Operations Center. Currently, all signals from Latin America, Israel and Europe (other than Italy and the United Kingdom) are played out of our Denver facility. The remaining signals will be brought into our facilities as the current playback vendor contracts expire.

      The following chart summarizes, for each of our markets, the distribution platforms through which we deliver our channels, our primary pay television distributors, the various languages in which our channels are broadcast, and the uplink and satellites we currently use to deliver our channels.

Primary
	Distribution	Primary Pay TV		Uplink Providers/
Market	Platforms	Distributors	Languages	Locations	Satellites

Latin America	Cable DTH	DirecTV Sky Latin America Cablevision	Spanish Portuguese English	Crown Media International, Inc. Denver, CO	PAS 9
Asia Pacific	Cable DTH	Modi Rebar MSO UBC MSO SCV CATV	Mandarin Thai English Japanese Korean Hindi	NDTC Hong Kong SkyPerfect Tokyo, Japan	Apstar IIR JCSat-3
Central Europe	Cable DTH	United Pan- Europe Communications	Polish Hungarian Croatian Romanian Bulgarian English	Crown Media International, Inc. Denver, CO	Hot Bird 3
Scandinavia/ Benelux	Cable DTH	Via Sat Stjarn-TV	Swedish Dutch Norwegian Danish English	Crown Media International, Inc. Denver, CO	Hot Bird 3
Italy	DTH	Telepiu	Italian English	Telepiu Milan, Italy	Hot Bird 3
Spain	DTH	Via Digital	Castillian Portuguese English	Crown Media International, Inc. Denver, CO	Hot Bird 3

Primary
	Distribution	Primary Pay TV		Uplink Providers/
Market	Platforms	Distributors	Languages	Locations	Satellites

Africa	DTH	Multichoice	English	Multichoice Johannesburg, SAF	PanAmSat 4
Czech Republic	Cable	Kabel Plus Cable Association	Czech Slovak English	Crown Media International, Inc. Denver, CO	Hot Bird 3
Australia	Cable DTH	Foxtel Austar	English	Foxtel Sydney, Australia	Optus B3
Russia and Middle East	Cable DTH	NTV Metromedia Gulf DTH	Russian Arabic English	Crown Media International, Inc. Denver, CO	Hot Bird 3
United Kingdom	DTH	BSkyB NTL	English	BSkyB London	Astra 2D
Israel	Cable	Tevel Golden Channels Matav YES DTH	Hebrew Arabic English	Crown Media International, Inc. Denver, CO	Telstar 12
United States	Cable	Time Warner DirecTV AT&T Charter Adelphia Echostar Cox Cablevision Comcast	English	AT&T Los Angeles, CA	GE C-3
New Zealand	DTH	Sky New Zealand	English	Sky Auckland	Optus B1
Turkey	DTH	Digiturk	Turkish	Crown Media International, Inc. Denver, CO	Hot Bird 3

      The following map details the locations of satellites used by us worldwide.

Film Distribution

      Crown Media Distribution owns the Crown Media Library and generates revenue from the film assets in the library by granting licenses to use the films to third parties. We are also using the films as programming for our television channels and interactive uses.

      Crown Media Distribution oversees sales and distribution of the Crown Media Library to third-party licensees. Third-party licensees purchase available rights, which primarily include all forms of television and home video. Crown Media Distribution has a service agreement with Hallmark Entertainment, providing for services relating to the administration, distribution and other exploitation of the Crown Media Library, and directs the Hallmark sales force worldwide in all sales matters pertaining to the Crown Media Library.

Competition

      The pay television industry is highly competitive. Our channels compete for distribution, viewers and advertisers with other pay television channels, broadcast television channels and with other general forms of entertainment.

      There are several sources of competition within our industry, each of which affects our business strategy. Our domestic channel competes with other family oriented programming from TNT, USA Network, A&E, ABC Family, Lifetime and other similarly targeted channels. Our international channel competes with family oriented programming from AXN, I-SAT, Canal Fox, TNT, and USA Network. We compete with these channels for viewers and advertising dollars based upon quality of programming, number of subscribers, ratings and subscriber demographics. We compete with all channels for carriage on cable and satellite systems that may have limited capacity.

      Competition continues to intensify as the industry shifts from analog distribution to digital distribution. Many pay television distributors are in the process of upgrading their physical infrastructures to accommodate digital delivery, which will provide significantly more channel capacity. We believe that it will take several years for the majority of current subscribers to convert to, and begin paying for, upgraded services. In an effort to accelerate the conversion, pay television distributors are attempting to place new channels on their digital tier as opposed to their limited, yet more widely distributed, analog tiers. As a result, the competition for the remaining widely distributed analog channel space is intense. However, as more and more subscribers are converted, the digital tier is expected to become the dominant platform.

Competitive Strengths

      We have established a track record of providing high quality programming throughout the world. We believe that our primary competitive strengths include the following:

A Library of Popular and Award-Winning Programming and Guaranteed Access through Long-Term Agreements to Other Similar Programming

      Our recent purchase of more than 700 titles from the Hallmark Entertainment Distribution library gives us control over a significant amount of popular and award-winning programming that we can either air on our channels or license to third parties. These titles provide us with a portion of our core programming, and by owning these titles, we have the flexibility to use them as needed to create the most effective program schedules. Owning these titles also eliminates the license fees we otherwise would have to pay for these titles and creates a new revenue stream for us from licensing the titles to third parties. As of January 1, 2001, we have also entered into a five-year program agreement with Hallmark Entertainment (renewable at our option for an additional five-year period) that will provide us with access to new quality productions, as well as the titles in the Hallmark Entertainment Distribution library that we did not purchase.

Pay Television Channels Branded with the Well-Known Hallmark Name

      We have re-branded our international channel, formerly the Hallmark Entertainment Network, and our domestic channel, formerly the Odyssey Network, as the Hallmark Channel. We believe that viewers and distributors will associate the Hallmark brand with family values and high quality content and we expect that our association with this brand will facilitate our efforts to achieve increased distribution and to attract additional viewers that will lead to higher ratings and advertising revenues.

Long-Term Distribution Contracts that Call for Increasing Subscriber Counts and Fees

      We currently have long-term distribution agreements with eight of the nine largest pay television distributors in the United States. We are also seeking to enter into a similar long-term distribution agreement with the remaining domestic distributor. The terms of our distribution agreements generally provide for rate increases to us over time, although some provide for lower subscriber fees if certain levels of subscribers are achieved.

Experienced Management

      Members of our senior management team have experience launching, promoting and operating channels both domestically and internationally. They have held senior positions at The Discovery Channel, Cable Satellite Public Affairs Network (“C-SPAN”), SCI FI Channel, the News Corporation, Fox Broadcasting Company, Sky Broadcasting, Tele-Communications, Inc., ABC, CBS Sports, Turner Network Television (“TNT”), USA Network, MediaOne, and Granada Medal.

Research

      The research departments at Crown Media Holdings provide strategic and tactical guidance to decision-makers within the company, as well as providing information about the channel to potential advertisers and affiliates.

      Over the past two years, we substantially increased our commitment to serving the needs of our various markets by establishing research departments at Crown Media International and Crown Media United States. These departments provide data on the size and demographics of our audience to our advertising sales group, and information about our audiences, competitors, markets and industry to decision makers in our Company.

Hallmark Channel — International

      Our international channel began 2001 subscribing to ratings services in two countries; by the end of the year, we had established subscriptions to nine ratings services in Latin America and Asia. These services provide data on the size and composition of our audience to potential advertising clients, as well as providing information that is used within the company to make knowledge-based decisions regarding programming, marketing, and other issues.

      In early 2001, we completed the two-phase branding study begun the year before. This large study on viewer perceptions of the Hallmark Channel around the world helped us to refine our programming mix and our promotional messages. Its findings have also been used as the basis for many affiliate and advertising sales presentations. Over the course of the year, audience and advertiser research was conducted in four of our five key ad-supported markets — Argentina, India, Mexico, and Taiwan — to help us tailor our product and communication to the needs of those markets.

Hallmark Channel — United States

      Currently, our domestic channel’s research department translates our overall business strategy into a cohesive research program. This information assists our executives to more effectively target, brand, promote, program, and better understand where opportunities lie, in order to increase our domestic channel’s market share.

      Last year the research department was reorganized, acquiring sophisticated ratings systems (Npower, PNF2 and Adviews) and competitive tracking database hardware and software. Trends and changes from these ratings systems are reported to top management for short and long-term strategic planning. Additionally, the research department established a capability to do in-house pilot testing at cost for new or existing original product.

      Our domestic channel’s research department was responsible for the development and execution of all re-branding research that transformed the Odyssey Network to the Hallmark Channel. The research studies successfully repositioned the network with advertisers, cable operators and viewers. In January and February 2001 nineteen Branding Focus groups were conducted among women and men in different life stages to assess the viability of our domestic channel. Yankelovich Partners were then commissioned in March 2001 to conduct a national representative study among cable subscribers in order to assess viewer interest in the new Hallmark Channel.

      Our domestic channel’s performance is tracked through an internal tracking study established in July 2001, which is a monthly telephone survey conducted among a national probability sample of approximately 1000 adults. As of January 2002, the department also subscribes to Equitrends Research for brand data, which includes quality, salience, and equity scores for both television networks and all brands. Another valuable resource is Cable Q, a research service that virtually all advertisers and networks have subscribed to for more than thirty years. Cable Q data is useful for monitoring the level of “viewer satisfaction.” The TVQ/ Cable Q system is distinguished by its ability to measure the “commitment” viewers develop over time to specific shows and cable nets. Historically, this resource has served the industry as a solid indicator of future success.

      In its Cable Q debut in 2001, Hallmark Channel ranked second among “total network viewers” with a Positive Q score that was 57% higher than the average for all cable nets. Hallmark Channel also ranked first among “regular network viewers” (the most loyal and attentive viewers reached by each cablenet). The channel’s score in this viewer group was 72% higher than the average for all cable nets.

      Currently, our domestic channel’s research has contracted Millward Brown, a U.K. market research firm, to conduct a segmentation study that could be used as a template for brand global segmentation. The purpose of this study is to better define, understand and speak to our target audience(s), which will also drive communications strategies for advertising sales, distribution, consumers and the financial community.

Advertising Research

      Advertisers achieved more quality time with viewers who watch our domestic channel, as reported in a Hallmark Channel survey conducted by Opinion Research Corporation International (“ORC International”) in November 2001 among a national probability sample of 1,006 adults, 18 years of age or older. The study found that more than half of viewers surveyed (57%) feel more positive about a company, product or service because it advertises on the Hallmark Channel. The Hallmark Channel came in second following Discovery Network (59%) and preceded The Learning Channel (52%) and the History Channel (51%). According to the ORC International study, Hallmark Channel’s “halo effect” increases the positive perception of companies, products or services because of association with the Hallmark brand. According to viewers, the positive attributes most closely associated with Hallmark Channel are “trustworthy,” “high-quality,” “entertaining,” “positive story” and “contemporary.”

Employees

      We had 412 employees as of December 31, 2001. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good.

      Substantially all of our international channel’s employees work at our headquarters in Greenwood Village, Colorado. Substantially all of our domestic channel’s employees work at our offices in Studio City, California and New York, New York.

Regulation

      The operations of television channels in the markets in which we operate, including the United States, are regulated. The scope of regulation varies from country to country, although in many significant respects, a similar approach is taken to the regulation of broadcasting across all of the markets in which we operate. For example, throughout most of our Western European markets, broadcasting regulation has been formally harmonized to a substantial degree under the regulatory structure of the European Union. Typically, broadcasting regulation in each of the countries in which we operate requires that domestic broadcasters and platform providers secure broadcasting licenses from the domestic broadcasting authority. Additionally, most nations have broadcasting legislation and regulations which set minimum standards regarding program content, prescribe minimum standards for the content and scheduling of television advertisements. Some provide that a certain portion of programming carried by broadcasters be produced domestically and, to some degree, be sourced from domestic production companies who are independent of the broadcaster.

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

      Within the United States, program access rules applicable to channel providers with ownership ties to pay television distributors limit business combinations between these two types of companies that do not comply with these rules.

Financial Information about Geographic Areas

      Information concerning revenues and long-lived assets attributable to external customers, domestically and internationally, may be found in Note 15 of our Notes to Consolidated Financial Statements in the Report.

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

      Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of December 31, 2001, we had an accumulated deficit of approximately $480.3 million and net goodwill and other intangibles of approximately $314.0 million. Amortization of goodwill and other intangibles resulted in an $8.6 million and $20.0 million charge to earnings for the years ended December 31, 2000 and 2001, respectively.

      We cannot assure you that we will achieve or sustain profitability. If we are not able to achieve or sustain profitability, the trading price of our Class A common stock may fall significantly. To diminish our losses and become profitable, we will need to substantially increase our revenues, particularly advertising and licensing revenues. This will require, among other things, increasing the distribution of our channels, attracting more viewers to our channels and attracting more advertisers. Risks associated with these areas of our business are described below.

Our substantial indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

      We have a substantial amount of indebtedness. As of December 31, 2001, our total debt was $319.1 million and we had $13.9 million of cash and cash equivalents. In conjunction with our private placement transaction, $111.6 million was placed into an escrow account to repay a portion of our credit facility on January 7, 2002. In addition, subject to the restrictions under our various debt agreements, we may borrow additional amounts under our existing credit facility to cover the negative cash flow resulting from our current operations, and incur additional indebtedness from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes. We expect that our principal sources of funds during 2002 will be cash generated from operating activities and borrowings under our senior credit facility.

      As a result of our level of debt and the terms of our debt instruments:

•	our vulnerability to adverse general economic conditions is heightened;

•	we will be required to dedicate a portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•	we are and will continue to be limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;

•	our flexibility in planning for, or reacting to, changes in our business and industry will be limited;

•	we are sensitive to fluctuations in interest rates; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

      Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performances and on economic, financial, competitive and other factors. There can be no assurance that our leverage and such restrictions will not materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities.

We have increasing interest expense, which may impact our future operations.

      High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of interest income and includes amortization of debt issuance costs and interest expense on borrowings under our demand notes, credit facility and private placement, increased $12.3 million to $11.8 million for the year ended December 31, 2001, from net interest income of $523,000 for the year ended December 31, 2000. The increase in interest expense in the past year resulted from an increase in the average borrowings outstanding, due to cash generated from operations being insufficient to cover operating expenses and capital expenditures. Consequently, we were required to make borrowings under our demand notes, credit facility and a private placement during 2001. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes. In addition, we may need to incur additional indebtedness in the future. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

Our liquidity is dependent on external funds.

      We believe that our current bank credit facility and line of credit with HC Crown, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through at least March 31, 2003. However, because we currently operate at a loss and have a negative cash flow, any significant expense not included in our internal budget or any development that hampers our growth in revenues or decreases any of our revenues, would result in the need for additional external funds in order to continue operations. We have no arrangements for any external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders.

Modification of any existing agreements with United States distributors could have a favorable or unfavorable impact on our revenues and expenses.

      Several of the Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event the Crown Media United States enters into a subsequent agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August 2001, Crown Media United States entered into a new distribution agreement with DirecTV, Inc. under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE Package and our subscribers increased significantly. Several other distributors, whose agreements contain “most favored nations” provisions, have indicated an interest in some or all of the DirecTV terms, and Crown Media United States is currently in discussions with these distributors. Any modification of these existing agreements to adopt the DirecTV terms, or any other new terms could result in the payment of cash or the issuance of stock by Crown Media Holdings and could affect subscriber and advertising revenues.

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

      Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. In particular, our ability to react effectively may be limited by our obligation to license programming from Hallmark Entertainment Distribution, which has standards that limit the types of programming that it will provide to us. Our competitors may have more flexible programming arrangements, as well as greater amounts of production, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also reduce the amount of revenues we anticipate receiving from licensing the Crown Media Library and cause a decline in both advertising and subscriber fees revenue. The decline in revenues could hinder or prevent us from achieving profitability and could adversely affect the market price of our Class A common stock.

We are currently dependent on Hallmark Entertainment to distribute and maximize licensing fees from the film assets.

      Currently, we are dependent on Hallmark Entertainment to distribute and license the Crown Media Library to third parties for us under the terms of a three-year service agreement. This arrangement reduces our control over the sales and distribution of the film assets and might delay our realization of the full revenue stream from the film assets. We and Hallmark Entertainment each have the right to terminate the service agreement after the first year. If Hallmark Entertainment elects to terminate the agreement before we have established our own distribution network, we may not be able to establish our own or obtain alternative distribution services of equivalent quality or on terms as favorable to us. This could hinder our ability, at least in the short-term, to achieve the amount of additional revenues anticipated from these activities and could adversely affect the market price of our Class A common stock.

      We anticipate that in due course we will develop our own distribution/sales network and hire employees to perform the services currently performed by Hallmark Entertainment under the service agreement. Our ability to do so is unproven and will require financial, operational and management resources. We may not be able to hire the number of employees, or employees who are sufficiently qualified, to perform these services, or do so in a cost efficient manner. If the cost to develop and maintain this employee base is greater, or if this process takes longer than anticipated, it could have a negative impact on the revenues we anticipate generating from the film assets.

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

Hallmark Entertainment Holdings controls us and this control could create conflicts of interest or inhibit potential changes of control.

      Hallmark Entertainment Holdings controls all of our outstanding shares of Class B common stock and owns shares of Class A common stock, representing approximately 90% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment Holdings’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. Hallmark Entertainment Holdings’ control relationship with us also could give rise to conflicts of interest, including:

•	conflicts between Hallmark Entertainment Holdings, as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

•	conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by Hallmark Entertainment Holdings or its other affiliates, on the other hand; or

•	conflicts related to existing or new contractual relationships between us, on the one hand, and Hallmark Entertainment Holdings and its affiliates, on the other hand.

      In addition, persons serving as directors, officers or employees of both us and Hallmark Entertainment Holdings may have conflicting duties to each. For example, Robert A. Halmi, Jr. is Chairman of our Board and is a Director and the President of Hallmark Entertainment Holdings and the President and Chief Executive Officer of Hallmark Entertainment, which could create potential conflicts of interest. As a result, it is possible that we may receive less favorable contractual terms from Hallmark Entertainment Holdings and its affiliates than if none of our officers or directors had any affiliation with Hallmark Entertainment Holdings.

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

If our Network Operations Center fails or its operations are disrupted, our costs could increase and our growth could be hindered.

      We commenced operations at the Network Operations Center in February 2001. We are currently using the Network Operations Center for the origination and playback of signals for the Hallmark Channel internationally in Europe, Latin America and the Middle East and intend to expand our use of the Network Operations Center as existing contracts with third-party providers expire. Like other single-point facilities, the Network Operations Center is subject to interruption from fire, tornadoes, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the Network Operations Center’s services. We currently do not have and are not planning a duplicate operations facility. Any significant interruption at the Network Operations Center affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

If we are unable to retain key executives and other personnel, our growth could be inhibited and our business harmed.

      Our success depends on the expertise and continued service of our executive officers and key employees of our subsidiaries. If we fail to attract, hire or retain the necessary personnel, or if we lose the services of our key executives, we may be unable to implement our business plan or keep pace with developing trends in our industry.

We are subject to the risks of doing business outside the United States.

      Historically, a significant portion of our revenues has been generated from foreign operations. In order to maintain or expand our presence in foreign markets, we have entered and may in the future enter into joint ventures or other strategic relationships with local operators in those markets. Certain foreign laws, regulations and judicial procedures may not be as protective of programmer rights as those applicable in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. To the extent that significant currency fluctuations result in materially higher costs to any of our foreign customers, those customers may be unable or unwilling to make the required payments. We may be subject to delays in access to courts and to the remedies local laws impose in order to collect our payments and recover our assets. We also may experience problems with collecting accounts due from foreign customers, which would adversely affect our revenues and income. Our growth and profitability may also suffer as a result of, among other matters, competitive pressures on video delivery, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or affecting a particular customer.

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

      As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have generated a significant amount of goodwill and other intangibles. We have amortized the goodwill and other intangibles from these acquisitions on a straight-line basis over 20 years and 10 years, respectively. The amount of goodwill and other intangibles that we amortized was treated as a charge against earnings under accounting principles generally accepted in the United States. In accordance with recent accounting pronouncements, we have ceased after January 1, 2002, the amortization of this acquired goodwill, and we are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders’ equity or profitability could be materially adversely affected. See “Recently Issued Accounting Pronouncements” in Note 2 of Notes to our Financial Statements included elsewhere in this Report.

      Commencing with the fourth quarter of 2001, we also have a film cost relating to the amortization of the purchase price for the Crown Media Library that we use and license to others. This film cost will be a significant component of our cost of services each quarter.

Our stock price may be volatile and could decline substantially.

      The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our Class A common stock to decline, including:

•	our operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates;

•	material announcements by us or our competitors;

•	governmental regulatory action;

•	technological innovations by competitors or competing technologies;

•	investor perceptions of our industry or prospects, or those of our customers; and

•	changes in general market conditions or economic trends.

      In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of management attention and resources, harming our business.

Shares eligible for public sale in the future could adversely affect our stock price.

      The market price of our Class A common stock could decline as a result of sales, after applicable lock-up agreements have expired in May 2002, by our existing stockholders in the future or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate. In addition, some of our existing stockholders who hold restricted stock have the ability to require us to register their shares for public sale. Similarly, holders of contingent appreciation certificates issued in connection with preferred securities of Crown Media Trust, have the ability to require us to register for public sale shares of our Class A common stock that these holders receive upon exercise of the contingent appreciation certificates.

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

      Distributors in the United States may attempt to pressure smaller pay TV channels in terms of viewership, such as our domestic Hallmark Channel, to accept decreasing amounts for subscriber fees, to pay higher subscriber acquisition fees or to allow carriage of the Channel without the payment of subscriber fees. Factors that may lead to this pressure include the number of competing pay TV channels, the limited space available on services of distributors in the United States and the desire of distributors to maintain or reduce costs. Any reduction in subscriber fees now or in the future could have a material impact on our ability to achieve profitability and cash flow.

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

Item 2.     Properties

      The following table provides certain summary information with respect to the principal real properties leased by the Company. We do not own any real property. The leases for these offices and facilities expire between April 2002 and June 2010. The Company believes the facilities, office space and other real properties leased are adequate for its current operations.

Hallmark Channel — International

		Approximate
		Area in
Location	Use	Square Feet

6430 South Fiddlers Green Circle Greenwood Village, Colorado	Executive and administrative office, post production and editing facilities and Network Operations Center	52,988
12700 Ventura Blvd. Studio City, California	Executive and administrative office	13,455
1325 Avenue of the Americas New York, New York	Sales and program acquisition office	3,781
1177 Avenue of the Americas New York, New York	Sales and administrative office	4,782
95 Merrick Way Coral Gables, Florida	Sales and administrative office	3,939
234 A Kings Road London, England	Sales and scheduling office	5,786
10 F-1 Sung Chiang Road Taipei, Taiwan	Sales office	1,600
25 Canton Road Hong Kong	Sales office	1,600
19 Loyang Way Singapore	Sales office	3,224
21 Nehru Place New Delhi	Sales and administrative office	375

Hallmark Channel — United States

		Approximate
		Area in
Location	Use	Square Feet

12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	37,345
1177 Avenue of the Americas New York, New York	Sales and administrative office and advertising traffic	14,346
205 N. Michigan Ave. Chicago, Illinois	Sales office	3,048

      We own most of the equipment and furnishings used in our businesses, except for satellite transponders, which are leased. See Note 8 of Notes to Consolidated Financial Statements for information on our leasing of property and equipment.

Item 3.     Legal Proceedings

      On June 6, 2001, we received a legal complaint from a stockholder regarding our then proposed purchase of the Crown Media Library, referred to as the films transaction. The lawsuit was filed on that date in the Court of Chancery in the State of Delaware for New Castle County and names as defendants us, all of our directors (including one director who had previously resigned on May 3, 2001, due to new employment responsibilities), Hallmark Cards, Hallmark Entertainment Distribution and Hallmark Entertainment. The complaint, filed as a purported class action on behalf of holders of the Company’s Class A common stock as well as a derivative action on behalf of Crown Media Holdings, requests rescission of the films transaction, an award of damages to the purported class or other relief. The plaintiff alleges that the proposed films transaction is the product of an unfair process designed to advantage Hallmark Cards as the controlling stockholder and that the price being paid to Hallmark Entertainment Distribution is not entirely fair. In that regard, the complaint alleges that the independent committee formed by our Board of Directors did not function properly and failed to provide a disinterested mechanism to obtain a fair arm’s length transaction with Hallmark Entertainment Distribution, that the financial adviser and counsel were not independent and that the financial adviser’s opinion was insufficient and unreliable. The complaint also alleges that the issuance of shares of Class A common stock to Hallmark Entertainment Distribution in the transaction will allow Hallmark Cards to have control of the vote of our Class A common stock in the event of a separate class vote. In addition, the complaint alleges that the defendants breached a duty of disclosure by failing to disclose in the proxy statement all material facts in connection with the films transaction. A copy of the complaint is available from the Register’s office of the Delaware Court of Chancery for New Castle County, Civil Action No. 18949.

      In June 2001, we, Hallmark Cards and the other defendants and the plaintiff entered into a memorandum of understanding stating an agreement in principle on a settlement of the lawsuit concerning the films transaction. In accordance with the memorandum of understanding, we conferred with the plaintiff’s counsel regarding information disclosed in a supplement to the proxy statement for the annual meeting of stockholders at which the films transaction was considered. Our stockholders (excluding Hallmark Entertainment Distribution and its affiliates) approved of the films transaction at the reconvened annual meeting on July 17, 2001. As permitted by the memorandum of understanding, the films transaction closed on September 28, 2001.

      As of February 20, 2002, we and the other parties to the lawsuit entered into a settlement agreement concerning the lawsuit, with terms contemplated by the memorandum of understanding. The settlement agreement provides that the purchase price of the film assets will be reduced by 425,000 shares of Class A common stock. In accordance with the memorandum of understanding and the settlement agreement, 425,000 shares of Class A common stock have been placed in escrow pending release to us if there is final court approval of the settlement or to Hallmark Cards if the settlement is not approved by the court. The settlement agreement also provides that all claims, rights and causes of actions against us, our officers, directors, employees, agents, attorneys, investment bankers and other related parties that arise out of the events alleged in the lawsuit will be released if the settlement receives final court approval. The settlement agreement will be terminated if the final court approval does not occur for any reason. As part of the settlement, the plaintiff’s counsel may apply to the court for an award for attorneys’ fees and expenses in an amount not to exceed $700,000 inclusive of disbursements. We will pay these fees and disbursements that are actually awarded by the court, without interest. We anticipate that a portion of these fees and disbursements will be covered by our insurers. We are also paying the cost of preparing and mailing a notice to our stockholders of the court hearing on the settlement.

      As required by the settlement agreement, the parties have presented the settlement to the court for approval. A hearing regarding the settlement is scheduled in April, 2002. However, the court reserves the rights to adjourn the settlement hearing from time to time. At the settlement hearing, the court will be asked to determine whether, among other things: (1) to approve the settlement as fair and reasonable, and in the best interest of a class consisting of all record owners and beneficial owners of our common stock on any day from November 6, 2000 (the date that the films transaction was publicly announced) to and including September 28, 2001, the effective date of closing the films transaction; (2) to dismiss the lawsuit such that no plaintiff or class member could sue on their claims again; (3) to certify the lawsuit as a class action; and (4) if the court approves the settlement, to grant the request of the plaintiff’s counsel for attorneys fees and reimbursement of expenses in connection with the lawsuit.

      All the defendants have denied, and have continued to deny, that they have committed any violations of law. The memorandum of understanding permitted the films transaction, viewed by us as important, to proceed without risk of injunction or other relief. As stated in the settlement agreement, the defendants entered into the settlement in order to avoid the substantial expense, inconvenience and distraction of continued litigation, to dispose of potentially burdensome and protracted litigation, and to finally put to rest and terminate the claims arising out of the films transaction.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of Registrant

      The following lists our executive officers and information regarding their principal occupations during at least the last five years.

      David J. Evans, 61, has been the President and Chief Executive Officer of Crown Media Holdings and a Director of Crown Media Holdings since May 2000. He also has served on BskyB’s board of directors since November 2001. Prior to that, he served as President and Chief Executive Officer of Crown Media International from March 1999 to May 2000, the Non-Executive Chairman of the Governance Committee of Crown Media United States since March 1999, and a Director of Crown Media International from July 1999 until May 2000. Prior to that, he was the President and Chief Executive Officer of Telecommunications International, Inc. from September 1997 until February 1999. From July 1996 until August 1997, Mr. Evans was the Executive Vice President of News Corp. and also the President and Chief Executive Officer of Sky Latin America. Prior to that, he was the President and Chief Operating Officer for Fox Television from August 1994 until June 1996.

      William J. Aliber, 40, has been the Executive Vice President and Chief Financial Officer of Crown Media Holdings since May 2000. Prior to that, he was Executive Vice President and Chief Financial Officer of Crown Media International from March 1997 through May 2000 and a Director of Crown Media International from May 1998 through May 2000. He also served as the Vice President and Chief Financial Officer of Hallmark Entertainment, Inc. from June 1996 through May 2000. Prior to that, he was the Director of Corporate Finance for Hallmark Cards from January 1995 until June 1996.

      Lana E. Corbi, 47, has been President and Chief Executive Officer of Crown Media United States since October 2001. Prior to that, she served as Executive Vice President and Chief Operating Officer of Crown Media Holdings from June 2000 through October 2001. Prior to that, she was the Chief Operating Officer of Odyssey Holdings from April 1999 through June 2000. She was President, Network Distribution, of Fox

Broadcasting Company from May 1997 until April 1999. Ms. Corbi was the Executive Vice President, Network Distribution of Fox Broadcasting Company from May 1996 until May 1997. She was the President and Chief Operating Officer of Blackstar, L.L.C. from September 1995 until May 1996. Ms. Corbi was Senior Vice President, Network Distribution, for Fox Broadcasting Company from October 1994 until September 1995.

      Paul A. FitzPatrick, 55, has been Executive Vice President and Chief Operating Officer of Crown Media Holdings since October 2001. Prior to that, he was Chief Operating Officer of Crown Media United States from September 2000 through October 2001. Prior to joining Crown Media United States, Mr. FitzPatrick served as Chief Operating Officer of the Golf Channel from April 1997 through April 2000. He also was the President, Chief Executive Officer and Founder of News Talk Television from March 1988 through April 1997. Between 1991 and 1993, Mr. FitzPatrick was also President and Chief Operating Officer of The Weather Channel. He also served as President and Chief Operating Officer of Cable Satellite Public Affairs Network (C-SPAN) during his career.

      Russel H. Givens, 55, has been President and Chief Executive Officer of Crown Media International since July 2000. Prior to that, he served as Executive Vice President and Chief Operating Officer of Crown Media International commencing in July 1998. From October 1994 until July 1998, he served as the Vice President, European Cable/ Telephony for MediaOne, International.

      Chris R. Moseley, 51, has been Executive Vice President, Worldwide Marketing and Brand Strategy of Crown Media Holdings, Inc. since July 2000. Prior to joining Crown Media Holdings, Ms. Moseley worked as Executive Vice President of ABC, Inc. Network Marketing. From 1989 to October 1999, Ms. Moseley worked as Senior Vice President of Marketing for Discovery Communications, Inc.

      Charles L. Stanford, 56, has been Executive Vice President, Legal and Business Affairs and General Counsel of Crown Media Holdings since May 2001. Prior to that, he was Senior Vice President, Business Affairs and General Counsel of Crown Media Holdings from October 2000 to May 2001. He also served as Senior Vice President, Legal and Business Affairs of Crown Media International from November 1999 through October 2000. Mr. Stanford served as Vice President, Legal and Business Affairs of Cable and New Media of ABC, Inc. from January 1996 until October 1999.

PART II

Item 5.     Market for Our Common Equity and Related Stockholder Matters

Market Information

      Our Class A common stock is listed on the Nasdaq National Market System (“NASDAQ”) under the ticker symbol “CRWN.” Set forth below are the high and low sales prices for our Class A common stock for the period May 9, 2000, the date of our initial public offering, to June 30, 2000, and for each subsequent quarterly period in 2000 and 2001, as reported on the Nasdaq National Market System.

	Price Range

Common Stock	High	Low

2000
First Quarter	$—	$—
Second Quarter	$16.250	$10.000
Third Quarter	$18.125	$12.750
Fourth Quarter	$21.250	$10.750

2001
First Quarter	$21.813	$15.000
Second Quarter	$22.000	$16.630
Third Quarter	$18.650	$9.500
Fourth Quarter	$14.020	$8.320

Holders

      As of March 13, 2002, there were approximately 49 record holders of the Class A common stock and one record holder of the Class B common stock.

Dividends

      We have not paid any cash dividends on our common stock since inception. We anticipate that we will retain all of our earnings, if any, in the foreseeable future to finance the continued growth and expansion of our business, and we have no current intention to pay cash dividends. Our bank credit facility also contains limitations on declaring or paying any cash dividends.

Recent Sales of Unregistered Securities

      On December 17, 2001, we completed a $265.0 million private placement to a group of institutional investors. Under the terms of the private placement, Crown Media Holdings issued to the investors an aggregate of 265,000 units, each unit being comprised of one preferred security of Crown Media Trust and one contingent appreciation certificate issued by Crown Media Holdings. Crown Media Trust issued the preferred securities to us in exchange for our 6.75% subordinated debentures due 2007. We will pay interest on the debentures at the same rate and at the same time as Crown Media Trust will make distributions on the preferred securities. We have guaranteed on a subordinated basis Crown Media Trust’s obligations under the preferred securities.

      Each preferred security of Crown Media Trust has a stated liquidation amount of $1,000 and each contingent appreciation certificate issued by the Company entitles the holder to receive cash, or at the holder’s option, purchase approximately 38.3 shares of the Company’s Class A common stock at a price of $13.07 per share, subject to adjustment. Distributions on the preferred securities are cumulative, payable quarterly in arrears, and accumulate from the date of issuance at the annual rate of 6.75% of the $1,000 liquidation amount. The contingent appreciation certificates issued by Crown Media Holdings will expire on March 15, 2008. On or after the occurrence of certain defined purchase or liquidation events, the holders will be entitled, at their option, (i) to a cash payment for a minimum return amount, or (ii) to purchase approximately

38.3 shares of Class A common stock at a price initially equal to $13.07, subject to adjustment, calculated on the date Crown Media Trust redeems or purchases the preferred securities. The contingent appreciation certificates, if fully exercised for stock, would represent approximately 10.1 million shares of the Company’s Class A common stock.

      The placement agents for the private placement were Credit Suisse First Boston and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. In the private placement, we received $252.4 million in net proceeds after commissions of $12.6 million paid to the placement agents.

      The issuance of the units was exempt from registration under the Securities Act of 1933 as a non-public offering pursuant to Section 4(2) of the Act and Regulation D thereunder. In relying upon this exemption, we relied upon representations and warranties made by the purchasers as well as a review of the circumstances of the transaction, including the fact that no public advertising or announcements were used in the private placement.

Item 6.     Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

      In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 1997, 1998, 1999, 2000, and 2001, and the consolidated balance sheet data as of December 31, 1997, 1998, 1999, 2000, and 2001 are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

      On May 9, 2000, Crown Media Holdings completed its initial public offering. At the same time, Crown Media Holdings acquired 100% of Crown Media International, Inc., and as part of this acquisition acquired the 22.5% common interests in Crown Media United States, LLC (formerly known as Odyssey Holdings, LLC) and 50% common interests of H&H Programming-Asia, LLC then owned by Crown Media International, and separately acquired an additional 55% of the common interests in Crown Media United States. Prior to that date, Crown Media Holdings did not have any significant operations. On March 15, 2001, Crown Media Holdings acquired the remaining 22.5% of the common interests in Crown Media United States and the remaining 50% interest in H&H Programming-Asia, which operated The Kermit Channel, which were held by The Jim Henson Company, Inc. The consolidated historical financial statements of Crown Media Holdings include the results of operation for Crown Media International as a predecessor corporation for all periods presented, including its initial ownership of 22.5% of the common interests in Crown Media United States, and include each of the other interests described above from the date of their acquisition.

	Years Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Subscriber fees	$9,100	$20,648	$27,670	$47,921	$66,537
Advertising	176	84	1,729	16,016	37,513
Licensing fees	—	—	—	—	2,267
Management fees from unconsolidated entity	526	2,955	2,510	2,879	740

Total revenues	9,802	23,687	31,909	66,816	107,057
Cost of services:
Programming costs:
Affiliates	10,322	12,307	12,331	31,307	55,027
Non-affiliates	7,770	14,187	10,452	18,933	62,158

	Years Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share amounts)
Amortization of film library	—	—	—	—	3,533
Operating costs	6,990	16,831	18,796	40,444	65,134

Total cost of services	25,082	43,325	41,579	90,684	185,852
Selling, general and administrative expenses	5,741	9,916	22,851	51,791	87,065
Marketing expenses	378	1,634	3,426	21,280	34,809
Amortization of goodwill	—	—	—	8,639	20,032

Loss from operations	(21,399)	(31,188)	(35,947)	(105,578)	(220,701)
Equity in net losses of unconsolidated entities	—	(4,918)	(18,992)	(9,328)	(655)
Guaranteed preferred beneficial accretion and interest expense	—	—	—	—	(1,428)
Interest income (expense), net	—	1,273	798	523	(10,392)

Net loss before income taxes	(21,399)	(34,833)	(54,141)	(114,383)	(233,176)
Income tax (provision) benefit	(179)	(632)	(2,556)	(1,743)	3,344

Net loss	$(21,578)	$(35,465)	$(56,697)	$(116,126)	$(229,832)

Weighted average number of Class A and Class B shares outstanding	27,603	29,637	32,989	50,786	74,691

Net loss per share	$(0.78)	$(1.27)	$(1.84)	$(2.32)	$(3.08)

	As of December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$209	$2,877	$3,865	$34,274	$13,859
Goodwill	—	—	—	240,141	314,033
Total assets	30,276	117,674	80,003	530,078	1,626,358
Total long-term debt, excluding current maturities	—	10,000	—	—	205,894
Stockholders’ equity (deficit)	(34,813)	(20,197)	(62,967)	246,808	776,866
Other Data:
Capital expenditures	$1,031	$6,665	$2,569	$22,809	$24,402
Total subscribers at year end:
Hallmark Channel — International	5,121	8,710	20,794	33,531	44,412
Hallmark Channel — U.S.	—	—	—	26,488	43,532

Total subscribers	5,121	8,710	20,794	60,019	87,944

Selected Pro Forma Consolidated Financial Data of Crown Media Holdings

      The following unaudited pro forma consolidated statements of operations for the years ended December 31, 2000 and 2001, have been derived from the financial statements of Crown Media Holdings and its subsidiaries. This unaudited pro forma financial information is qualified in its entirety by reference to, and should be read in conjunction with, our audited financial statements contained in this Annual Report on Form 10-K and related notes thereto for the years ended December 31, 2000 and 2001.

      The unaudited pro forma information combines the results of operations of Crown Media Holdings, Crown Media International, Crown Media United States and H&H Programming — Asia as if the reorganization and the acquisitions described above involving these entities had occurred at the beginning of the periods presented, along with certain pro forma adjustments to give effect to amortization of goodwill and other intangibles and excludes the results of The Kermit Channel which was collapsed in 2001, contract termination charges and certain other related adjustments, reorganization costs, and a fourth quarter 2001 tax benefit. The contract termination and certain other adjustments consisted primarily of exit charges and write-offs in the third quarter of 2001 of approximately $28.2 million relating to programming agreements with The Jim Henson Company and EM.TV. They are included as programming costs in our consolidated historical financial statements. Reorganization costs of $4.6 million in the fourth quarter of 2001 were also excluded from the pro forma results and were comprised primarily of the termination benefits of severance and outplacement service for all affected employees. Additionally, we excluded the tax benefit of $5.3 million recorded in the fourth quarter of 2001.

      Management believes that the results of operations for each period should be analyzed after reflecting the acquisitions for the full year and by excluding the effects of these significant items. As such, the following pro forma discussion excludes the impact of these items. However, similar items may occur in any period. Accordingly, investors and other financial statement users should also review the accompanying historical consolidated financial data.

CROWN MEDIA HOLDINGS, INC.

SELECTED YEARLY FINANCIAL INFORMATION
(In thousands, except per share data)

	Year Ended December 31, 2000			Year Ended December 31, 2001

	Historical	Adj.	Pro Forma	Historical	Adj.	Pro Forma

Gross revenues:
Subscriber fees(a)	$47,921	$3,769	$51,690	$73,146	$80	$73,226
Advertising	16,016	3,705	19,721	37,513	—	37,513
Licensing fees	—	—	—	2,267	—	2,267
Other	2,879	(1,356)	1,523	740	—	740

Total gross revenues	66,816	6,118	72,934	113,666	80	113,746
Amortization of subscriber acquisition fees(a)	—	(3,466)	(3,466)	(6,609)	—	(6,609)

Net revenues	66,816	2,652	69,468	107,057	80	107,137
Cost of services:
Programming costs	50,240	9,964	60,204	117,185	(29,935)	87,250
Amortization of film library	—	—	—	3,533	—	3,533
Operating costs	40,444	3,595	44,039	65,134	(1,393)	63,741

Total cost of services	90,684	13,559	104,243	185,852	(31,328)	154,524
Selling, general and administrative expenses	51,791	10,814	62,605	87,065	(4,393)	82,672
Marketing expenses	21,280	3,802	25,082	34,809	2	34,811
Amortization of goodwill and other intangibles	8,639	13,347	21,986	20,032	1,954	21,986

Loss from operations	(105,578)	(38,870)	(144,448)	(220,701)	33,845	(186,856)
Equity in net losses of unconsolidated entities	(9,328)	9,328	—	(655)	655	—
Guaranteed preferred beneficial accretion and interest expense	—	—	—	(1,428)	—	(1,428)
Interest income (expense), net	523	42	565	(10,392)	(55)	(10,447)

Net loss before income taxes	(114,383)	(29,500)	(143,883)	(233,176)	34,445	(198,731)
Income tax provision	(1,743)	—	(1,743)	3,344	(5,320)	(1,976)

Net loss	$(116,126)	$(29,500)	$(145,626)	$(229,832)	$29,125	$(200,707)

Net loss per share	$(2.32)		$(2.23)	$(3.08)		$(1.93)

Weighted average number of Class A and Class B shares outstanding	50,786		65,377	74,691		104,159 (b)

(a)	Netted in audited financial statements.

(b)	Includes shares issued in library transaction.

Management’s Discussion and Analysis of Pro Forma Financial Condition and Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues. Gross subscriber fees revenue increased to $73.2 million from $51.7 million for the year ended December 31, 2001, which represents an increase of $21.5 million, or 42%, over the comparable period in 2000. The increased subscriber fees revenue resulted from new market launches in the first half of 2001 and expanded distribution in existing markets. The number of subscribers to the Hallmark Channel, as of December 31, 2001, increased to 87.9 million from 60.0 million as of December 31, 2000, which represents an increase of 27.9 million, or 47%. Subscribers to our international channel increased at a higher rate than international subscriber fees revenue primarily because a number of new subscribers were added during promotional periods in which fees were reduced or waived. International fees per subscriber are expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry from subscriber fees revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets. Additionally, rates for international subscriber fees decreased and may continue to decrease as we renew distribution agreements, which may provide for lower rates than under previous agreements. Seventy-two percent of gross subscriber fees revenue for the year ended December 31, 2001, and 78% of gross subscriber fees revenue for the year ended December 31, 2000, were earned internationally. Subscribers to our domestic channel increased from 26.5 million as of December 31, 2000, to 43.5 million as of December 31, 2001, which represents an increase of 17.0 million, or 64%. During third quarter 2001, we completed a distribution agreement with DirecTV, which added approximately five million new subscribers. For additional information on subscriber acquisition and other fees, see Note 2 of Notes to Consolidated Financial Statements. Net revenues for the year ended December 31, 2001, increased to $107.1 million from $69.5 million, which represents an increase of $37.6 million, or 54%, respectively, over the comparable period in 2000. Because of the need to acquire a subscriber base, the amortization of subscriber acquisition costs and other fees may result in a decline in net subscriber revenues, as we net amortization of subscriber acquisition costs and other fees against revenue in accordance with generally accepted accounting principles in the United States.

      Advertising revenues increased to $37.5 million from $19.7 million for the year ended December 31, 2001, which represents an increase of $17.8 million, or 90%, over the comparable period in 2000. The increase in advertising revenues reflects our growth in subscribers, higher ratings, higher advertising rates in the domestic market, channel programming which became more attractive to advertisers, and expanded sales of advertising time primarily in the United States, the United Kingdom and Latin America. Advertising revenues from our domestic channel were $25.4 million for the year ended December 31, 2001, compared to $13.7 million for the year ended December 31, 2000. We are currently facing a challenging advertising market in the United States due to its continuing softness, although it appears that this advertising market is improving.

      During fourth quarter 2001, Crown Media Holdings commenced earning revenue through a new business segment, film distribution, via its purchase of the Crown Media Library. Notwithstanding our use of these film assets on our channels, we are generating licensing fees revenue as we establish ourselves in the program distribution market and expand our customer base. As part of the purchase, we were entitled to all assets and assumed all liabilities generated by licensing the film assets to third parties from January 1, 2001, to September 28, 2001, which resulted in a $1.5 million reduction to the purchase price for the Crown Media Library. From the closing of the transaction in September 2001 to December 31, 2001, we earned licensing fees of $2.3 million.

      Cost of services. Cost of services for the year ended December 31, 2001, increased to $154.5 million from $104.2 million, which represents an increase of $50.3 million, or 48%, over the comparable period in 2000. Cost of services as a percent of net revenue decreased to 144% for the year ended December 31, 2001, as compared to 150% for the year ended 2000. This decrease was primarily due to our employment of in-house resources to produce interstitials (the promotional segments aired between programs) and the utilization of our Network Operations Center to perform certain playback functions previously provided by third-party vendors. Programming costs for the year ended December 31, 2001, rose 45% as we invested in additional and higher quality programming, particularly series-based programming necessary to fulfill our programming strategy. From the date of the acquisition until December 31, 2001, amortization of the film library was $3.5 million. We anticipate a decline in affiliated programming amortization expense due to the completion of the purchase of the film assets on September 28, 2001, but expect a significant increase in amortization related to our new film assets. Generally, we will amortize our film assets used internally over ten years and for external sales upon recognizing revenue. We also acquired and continue to amortize popular programming from third-party suppliers to meet our strategy and the demands of our customers. In order to attract and maintain viewers, we plan to purchase additional series from third-party suppliers. To enhance the quality of our new and existing subscribers’ pay television experience and support the utilization of the Network Operations Center, we expanded the number of employees in our broadcast operations, contributing to the rise in our operating costs. Total cost of services increased due to our amortizing additional licensed programming and servicing our expanded markets.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2001, increased to $82.7 million from $62.6 million, which represents an increase of $20.1 million, or 32%, over the comparable period in 2000. These increases primarily reflect increased costs associated with supporting expanded distribution in existing markets, supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team. Due to a company-wide travel restriction in September 2001 and the implementation of teleconferencing, travel and entertainment expenses declined during the third quarter of 2001. Additionally, depreciation increased after the launch of our Network Operations Center in the first quarter of 2001 and the company-wide upgrade of our network infrastructure, computers and technical equipment. Selling, general and administrative expenses as a percent of total revenue decreased to 77% for the year ended December 31, 2001, as compared to 90% for the year ended December 31, 2000. This decrease is due to an increase in net revenues of 54% noted above and decreases in travel, entertainment, and other costs.

      Marketing expenses. Marketing expenses for the year ended December 31, 2001, increased to $34.8 million from $25.1 million, which represents an increase of $9.7 million, or 39%, over the comparable period in 2000. Marketing expenses increased in the first, second and third quarters of 2001 due to aggressive marketing campaigns to drive consumer awareness and the introduction of our new brand package, which included branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand began a worldwide rollout on November 1, 2000, and was completed on August 5, 2001. Additionally, in an effort to strengthen our domestic brand awareness, we incurred and will continue to incur expenses related to the promotion and advertising campaigns supporting our August 5, 2001, re-branding of the Odyssey Network as the Hallmark Channel.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for both the years ended December 31, 2001 and 2000, were $22.0 million, respectively. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which has been amortized over 20 years. In conjunction with the acquisition of EM.TV & Merchandising AG’s (“EM.TV”) 50% interest in H&H Programming — Asia and the remaining 22.5% common interests in Crown Media United States on March 15, 2001, we recorded goodwill and other intangibles in the amount of $93.9 million, which has been amortized over 10 years. The amortization of goodwill arising from past acquisitions ceased as of January 1, 2002, in accordance with revised accounting standards issued by the Financial Accounting Standards Board in June 2001. We will no longer record amortization expense of $5.5 million per quarter, or $22.0 million per year, which will significantly decrease our net loss. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. We are still in the process of assessing the impact of these new standards on our prospective financial statements, but we expect that the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

      Loss from operations. Loss from operations for the year ended December 31, 2001, increased to $186.9 million from $144.4 million, which represents an increase of $42.5 million, or 29%, over the comparable period in 2000. This increase was primarily due to aggressive marketing campaigns for our domestic channel, the introduction of our new brand package, and factors affecting the cost of services as described above. This increase was partially offset by our increased utilization of in-house resources to produce interstitial product and the employment of the Network Operations Center to perform certain playback functions previously provided by third-party vendors.

      Guaranteed preferred beneficial interest expense. Guaranteed preferred beneficial interest expense for the year ended December 31, 2001, was $1.4 million. This expense relates to future payments on our debentures issued on December 17, 2001, in connection with the preferred securities of Crown Media Trust. We are aware of a recent accounting exposure draft issued by the Financial Accounting Standards Board, which may cause us to reclassify our guaranteed preferred beneficial interests in Crown Media Trust’s debentures as convertible debt if adopted. Changing the classification of our preferred securities from guaranteed preferred beneficial interests to convertible debt would also change the Company’s treatment of its debt issuance costs and would have the effect of increasing our net loss by an estimated $1.1 million for the year ended December 31, 2002, due to the timing of recognition of costs related to the offering.

      Interest income (expense), net. Net interest expense for the year ended December 31, 2001, increased to $10.4 million from net interest income of $565,000, which represents an increase of $11.0 million, over the comparable period in 2000. These increases were primarily due to increased borrowings on our credit facility with JP Morgan Chase Bank to fund operations.

      Income tax provision. Income tax provision for the year ended December 31, 2001, increased to $1.9 million from $1.7 million, which represents an increase of $233,000, or 13%, over the comparable period in 2000. This increase was due to the tax on the foreign-based income resulting from increased international subscriber fees revenue as discussed above. The Argentine and Brazilian governments are considering the implementation of taxation on advertising sales. If implemented, our foreign taxes would increase as would our net loss.

      Net loss. Net loss for the year ended December 31, 2001, increased to $200.7 million from $145.6 million, which represents an increase of $55.1 million, or 38%, over the comparable period in 2000. This increase in net loss for the year ended December 31, 2001, was attributable to a combination of the factors discussed above.

Item 7.	Management’s Discussion and Analysis of Historical Financial Condition and Results of Operations

Overview

      Crown Media Holdings was established as a holding company with no material assets, liabilities, contingent liabilities or operations prior to the completion of our reorganization and initial public offering on May 9, 2000. On May 9, 2000, Crown Media Holdings completed a reorganization in which all of Crown Media Holdings’ outstanding shares were exchanged for 100% of Crown Media International and 77.5% of the common interests in Crown Media United States, 22.5% of which was held by Crown Media International, 32.5% by Liberty Media and 22.5% by NICC. Our consolidated financial statements include the assets and liabilities of Crown Media International at their historical carrying values because both Crown Media Holdings and Crown Media International were entities under common control before and after the reorganization. The accompanying consolidated financial statements also include the assets and liabilities and results of operations of Crown Media Holdings’ other direct and indirect, wholly and majority-owned subsidiaries. The interests in Crown Media United States acquired from Liberty Media (32.5%) and NICC (22.5%) are included in our consolidated financial statements at their fair value using purchase accounting as of the date of the reorganization. In conjunction with the reorganization, Crown Media Holdings also completed its initial public offering of 10,000,000 shares of Class A common stock at $14 per share. The net proceeds from this offering, after expenses and underwriting discounts and commissions, were approximately $125.4 million.

      Crown Media International’s 50% interest in H&H Programming — Asia, which operated The Kermit Channel until December 2000, was treated in Crown Media Holdings’ consolidated financial statements as an equity investment until March 15, 2001. On March 15, 2001, Crown Media Holdings acquired from The Jim Henson Company, Inc. (“The Jim Henson Company”) the remaining 22.5% common interests in Crown Media United States and the remaining 50% interest in H&H Programming  — Asia that we did not previously own. In consideration for these ownership interests, we issued approximately 5.4 million shares of our Class A common stock, with a then market value of approximately $85.8 million, to The Jim Henson Company. The acquisition was recorded at fair value using purchase accounting. In connection with this acquisition, we and the parent company of The Jim Henson Company entered into a license agreement, which was subsequently revised, providing for our use of family programming of that parent company on our channels.

      For more information on significant recent developments, see Item 1 “Business” in this Report.

Revenues

      Our revenues consist of subscriber fees, advertising revenues and licensing fees revenues. Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. Subscriber fee revenue is recorded net of promotional subscribers and amortization of subscriber acquisition and other fees. In the United States, we pay certain television distributors up-front subscriber acquisition and other fees to carry our channel. However, such payments are not common in the international cable television markets. Subscriber acquisition and other fees paid are capitalized and amortized over the term of the applicable distribution agreement. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the revenues directly associated with each agreement.

      Subscriber fees vary according to:

•	the level of sophistication and degree of competition in the market;

•	the relative position in the market of the distributor and the popularity of the channel;

•	the packaging arrangements for the channel; and

•	other commercial terms such as granting the distributor exclusivity to carry our channel in the territory and length of term of the contract.

In some circumstances, distributors provide minimum revenue guarantees.

      Our channels’ growth in subscriber fees has been driven primarily by:

•	expansion of our channels into new markets;

•	new distribution agreements for our channels in existing markets; and

•	growth in the number of multi-channel homes.

      We continue to seek ways to increase our subscriber base to support advertising. We are subject to requests by distributors for subscription acquisition fees, in the United States, or, both domestically and internationally, other payments for carriage on our channel or promotional time periods without subscriber fees. We may have a decline in net subscriber revenues from our domestic channel because of this environment and because we net amortization of subscription acquisition costs and other fees against revenue in accordance with generally accepted accounting principles in the United States.

      Several of the Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event the Crown Media United States enters into a subsequent agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August, 2001, Crown Media United States entered into a new distribution agreement with DirecTV, Inc. under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE® Package and our subscribers increased significantly. Several other distributors, whose agreements contain “most favored nations” provisions, have indicated an interest in some or all of the DirecTV terms, and Crown Media United States is currently in discussions with these distributors. Any modification of these existing agreements to adopt the DirecTV terms, or any other new terms could result in the payment of cash or the issuance of stock by Crown Media Holdings and could affect subscriber and advertising revenues.

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

      Crown Media Distribution generates revenue from the film assets in the Crown Media Library by granting licenses to use the films to third parties. Hallmark Entertainment provides services to us to assist in the administration, distribution and other exploitation of the Crown Media Library. We are also using the films as programming for our television channels and interactive uses.

Cost of Services

      Our cost of services consists primarily of program license fees, amortization of our film library, amortization of subscriber acquisition fees, the cost of signal distribution, dubbing and subtitling, and creating the promotional segments that are aired between programs. New market launches can require investments in program license fees, signal distribution, dubbing and subtitling, marketing, and promotional segments and creative production. Initial revenues from new market launches generally trail expenses by three to nine months. We expect cost of services to continue to increase in the future as we enter new markets and expand programming to support our advertising strategy.

      In connection with our purchase of film assets from Hallmark Entertainment Distribution, we have signed a service agreement with Hallmark Entertainment. Under the service agreement, Hallmark Entertainment will provide services to us to assist in the administration, distribution and other exploitation of the film assets, and we will pay Hallmark Entertainment approximately $1.5 million per year for up to the three-year term of the agreement. For further information, please see “Certain Relationships and Related Transactions  — Purchase of Film Library Assets from Hallmark Entertainment Distribution  — Service Agreement with Hallmark Entertainment.”

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

      Goodwill and other intangibles generated as a result of the acquisition of Crown Media United States and the remaining 50% interest in H&H Programming-Asia, and any amortization of such goodwill and other intangibles for financial reporting purposes is not deductible for tax purposes. Consequently, our effective tax rate in 2001 is higher than the statutory rate as a result of such non-deductible goodwill and other intangibles.

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

      For additional information on the income tax provision, please see Note 11 to Notes to Consolidated Financial Statements in this Report.

Foreign Currency Exchange and Inflation

      We plan to enter into hedging transactions to reduce our exposure to foreign currency exchange rate risks. However, we may continue to experience economic loss and a negative effect on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. See “Forward Looking Statements and Risk Factors — Risks Related to Our Business — We are subject to the risks of doing business outside the United States.” We also assumed a hedging contract in connection with the purchase of the film assets as described in Note 10 to Notes to Consolidated Financial Statements under the heading “Purchase of Film Assets” in this Report.

      The functional currency for our operations generally is the United States dollar. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at year-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations in translating foreign currency financial statements into United States dollars result in unrealized gains or losses that are not material. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses that are reflected in income as realized upon settlement of the transactions.

      We have not been materially affected by inflation.

Discussion of Critical Accounting Policies

      Our financial statements are presented on the basis that Crown Media Holdings is a going concern. Our accounting policies are also determined on this basis.

      In the ordinary course of business, our management has made a number of judgments, estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. The following discussion addresses certain accounting policies involving significant judgments, estimates, or assumptions.

Revenue Recognition

      We recognize revenue when an agreement is executed, services are provided, price is determinable, and collectibility is reasonably assured. Management makes certain judgments concerning collectibility in foreign markets. As to these markets, the Company evaluates collectibility on a customer-by-customer basis. Prior to any revenue recognition in foreign markets from a new customer, the Company must also receive at least one cash payment for the initial services provided. Once a payment is received, the Company reevaluates the customer’s financial condition, and, if continued collectibility remains reasonably assured, revenue recognition under normal terms occurs prospectively.

Program License Fees Paid by Us

      Program rights acquired by us are deferred and then amortized on a straight-line basis over their license periods (the “airing windows”) or anticipated usage, whichever is shorter. At the inception of these contracts and periodically thereafter, we evaluate the recoverability of these costs versus the revenues directly associated with the programming and related expenses. This evaluation is based upon factors such as ratings, changes in programming content, and consumer demand. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional expense is recorded.

Film Assets

      The Company amortizes its film assets based on recognized revenue in the case of sales to third parties, using projections of sales to third parties for 10 years in determining the amortization amount for any sale to a third party, and based on a 10-year amortization for anticipated internal use of the film assets. Our projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition and is the same time period used in an initial, external valuation of our film assets at the time of purchase. The film assets are also reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable and at least annually. At least annually, the Company is also required by its debt covenants to have an external review of the film assets valuation.

Property and Equipment

      Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of property and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of equipment, software, or facilities could also result in shortened useful lives.

Subscriber Acquisition Fees

      Subscriber acquisition fees are paid by the Company to increase the carriage of the Hallmark Channel on cable television systems and ultimately to enhance ratings and advertising rates. Subscriber acquisition fees are amortized over the life of the distribution agreements and such amortization is a reduction of subscriber fees revenue. The Company assesses the recoverability of these costs periodically and whenever events or changes in distributor relationships occur or other indicators would suggest an impairment.

Private Placement and Resulting Derivatives

      In December 2001, Crown Media Holdings completed a $265.0 million private placement by issuing trust preferred securities with contingent appreciation certificates. The structure of the agreement allowed the Company to record the trust preferred securities as guaranteed preferred beneficial interest in our debentures held by Crown Media Trust while the contingent appreciation certificates are recorded as debt. The agreement also included embedded derivatives, which will be marked to market through income (expense) over the term of the agreement or until settlement, if earlier. A fair value allocation was performed by the Company to record the trust preferred securities, the debt and the derivative. This calculation is discussed in Note 9 to Notes of Consolidated Financial Statements. The interest component of the private placement is also being allocated between interest expense and guaranteed preferred beneficial interest expense in the consolidated statement of operations to correspond to the allocation of the components on the consolidated balance sheet.

      On or after December 15, 2003, Crown Media Holdings will have the right to redeem any and all of the outstanding debentures at a redemption price equal to 100% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon. Currently, the Company expects to redeem the debentures during 2004, and the accounting treatment for the debentures and preferred securities is based in part on this expectation.

      Currently, there is an accounting exposure draft on long-term liabilities, which could cause the Company to classify all the trust preferred securities as debt and the corresponding amortization as interest expense, if the exposure draft is adopted.

Goodwill and Other Intangibles

      As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have generated a significant amount of goodwill and other intangibles. We have been amortizing the goodwill and other intangibles from these acquisitions on a straight-line basis over 20 years and 10 years, respectively. The amount of goodwill and other intangibles that we amortize was treated as a charge against earnings under accounting principles generally accepted in the United States. In accordance with recent accounting pronouncements, we ceased the amortization of goodwill after January 1, 2002, and we will be required to periodically review whether the value of our goodwill has been impaired. If we are required to write off our goodwill, the results of operations, stockholders’ equity or profitability could be materially adversely affected. See “Recently Issued Accounting Pronouncements” in Note 2 to our Financial Statements included elsewhere in this Report.

      In connection with the issuance of SFAS 142 “Goodwill and Other Intangibles” and our acquisition of the remaining interests in Crown Media United States and H&H Programming — Asia, we have engaged an independent firm to complete a valuation of Crown Media United States and H&H Programming — Asia as a basis for determining any adjustments to our estimated allocations of these purchase prices for these entities and to assist us in our annual analysis of impairment of goodwill and other intangibles.

Deferred Tax Asset

      Crown Media Holdings has provided a valuation allowance of $16.0 million on its net deferred tax assets because of uncertainty regarding their realizability. If we took the position that our deferred tax asset was realizable, we would have recorded a tax benefit against our loss for 2001 and would have reduced our net loss by the amount of that benefit.

Effects of Transactions with Related and Certain Other Parties

      See Part III, Item 13, “Certain Relationships and Related Transactions.”

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Overview. Significant variances exist between results of operations in 2000 and 2001 as a result of the reorganization of Crown Media United States as of May 9, 2000, as well as the acquisitions of the remaining common interests of Crown Media United States and H&H Programming — Asia on March 15, 2001.

      Revenues. Net revenues for the year ended December 31, 2001, increased to $107.1 million from $66.8 million, which represents an increase of $40.3 million, or 60%, over the comparable period in 2000. Subscriber fees revenue increased to $66.5 million from $47.9 million for the year ended December 31, 2001, which represents an increase of $18.6 million, or 39%, over the comparable period in 2000. The increased subscriber fees revenue resulted from new market launches in the first half of 2001 and expanded distribution in existing markets. The number of subscribers to the Hallmark Channel, as of December 31, 2001, increased to 87.9 million from 60.0 million as of December 31, 2000, which represents an increase of 27.9 million, or 47%. Subscribers to our international channel increased at a higher rate than international subscriber fees revenue primarily because a number of new subscribers were added during promotional periods in which fees were reduced or waived. International fees per subscriber are expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry from subscriber fees revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets. Additionally, rates for international subscriber fees decreased and may continue to decrease as we renew distribution agreements, which may provide for lower rates than under previous agreements. Seventy-nine percent of subscriber fees revenue for the year ended December 31, 2001, and 69% of subscriber fees revenue for the year ended December 31, 2000, were earned internationally. Subscribers to our domestic channel increased from 26.5 million as of December 31, 2000, to 43.5 million as of December 31, 2001, which represents an increase of 17.0 million, or 64%. During third quarter 2001, we completed a distribution agreement with DirecTV, which added approximately five million new subscribers.

      Our subscriber revenues are decreased by the amount of the amortization of subscriber acquisition and other fees. This amortization amount was $6.6 million for the year ended December 31, 2001. See Note 2 of Notes to Consolidated Financial Statements.

      Advertising revenues increased to $37.5 million from $16.0 million for the year ended December 31, 2001, which represents an increase of $21.5 million, or 134%, over the comparable period in 2000. The increase in advertising revenues reflects our growth in subscribers, higher ratings, higher advertising rates in the domestic market, channel programming which became more attractive to advertisers, and expanded sales of advertising time primarily in the United States, the United Kingdom and Latin America. Advertising revenues from our domestic channel were $25.4 million for the year ended December 31, 2001, compared to $10.0 million for the year ended December 31, 2000. We are now facing a challenging advertising market in the United States due to its continuing softness, although it appears that this advertising market is improving.

      During fourth quarter 2001, Crown Media Holdings commenced earning revenue through a new business segment, film distribution, via its purchase of the Crown Media Library. Notwithstanding our use of these film assets on our channels, we are generating licensing fees revenue as we establish ourselves in the program distribution market and expand our customer base. As part of the purchase, we were entitled to all assets and assumed all liabilities generated by licensing the film assets to third parties from January 1, 2001, to September 28, 2001, which resulted in a $1.5 million reduction to the purchase price for the Crown Media Library. From the closing of the transaction in September 2001 to December 31, 2001, we earned licensing fees of $2.3 million.

      Cost of services. Cost of services for the year ended December 31, 2001, increased to $185.9 million from $90.7 million, which represents an increase of $95.2 million, or 105%, over the comparable period in

2000. Cost of services as a percent of total revenue increased to 174% for the year ended December 31, 2001, as compared to 136% for the year ended 2000. This increase was due to increased programming costs for year ended December 31, 2001, which rose 133%, as we invested in additional and higher quality programming, particularly series-based programming necessary to fulfill our programming strategy. This increase was also due to the $28.2 million of expenses incurred to write-off and exit certain programming contracts with EM.TV during third quarter 2001. These increases were offset to an extent by the utilization of our Network Operation Center to perform certain playback functions previously provided by third-party vendors. We also acquired and continue to amortize popular programming from third-party suppliers to meet our strategy and the demands of our customers. In order to attract and maintain viewers, we plan to purchase additional series from third-party suppliers. From the date of the acquisition until December 31, 2001, amortization of our film assets was $3.5 million. We anticipate a decline in affiliated programming amortization expense due to the completion of the purchase of the film assets on September 28, 2001, but expect a significant increase in amortization related to our new film assets. Generally, we will amortize our film assets used internally over ten years and for external sales upon recognizing revenue. To enhance the quality of our new and existing subscribers’ pay television experience and support the utilization of the Network Operations Center, we expanded the number of employees in our broadcast operations, contributing to the rise in our operating costs. Total cost of services increased due to our amortizing additional licensed programming, incurring costs related to exiting programming contracts, and servicing our expanded markets.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2001, increased to $87.1 million from $51.8 million, which represents an increase of $35.3 million, or 68%, over the comparable period in 2000. These increases primarily reflect increased costs associated with supporting expanded distribution in existing markets, supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team. In October 2001, we implemented a reorganization, which resulted in the termination of a number of employees, primarily those in marketing, finance and administrative departments. We recorded an expense of $4.6 million related to the reorganization, comprised primarily of salary and benefits. Due to a company-wide travel restriction in September 2001 and the implementation of teleconferencing, travel and entertainment expenses declined during the third quarter of 2001. Additionally, depreciation increased after the launch of our Network Operations Center in the first quarter of 2001 and the company-wide upgrade of our network infrastructure, computers and technical equipment. Selling, general and administrative expenses as a percent of total revenue increased to 81% for the year ended December 31, 2001, as compared to 78% for the year ended December 31, 2000 due to the $4.6 million of reorganization expenses incurred during fourth quarter 2001.

      Marketing expenses. Marketing expenses for the year ended December 31, 2001, increased to $34.8 million from $21.3 million, which represents an increase of $13.5 million, or 64%, over the comparable period in 2000. Marketing expenses increased in the first, second and third quarters of 2001 due to aggressive marketing campaigns to drive consumer awareness and the introduction of our new brand package, which included branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand began a worldwide rollout on November 1, 2000, and was completed on August 5, 2001. Additionally, in an effort to strengthen our domestic brand awareness, we incurred and will continue to incur expenses related to the promotion and advertising campaigns supporting our August 5, 2001, re-branding of the Odyssey Network as the Hallmark Channel.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for the year ended December 31, 2001, increased to $20.0 million from $8.6 million, which represents an increase of $11.4 million, or 132%, over the comparable period in 2000. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, and the acquisition of the remaining common interests in Crown Media United States and H&H Programming — Asia on March 15, 2001, we recorded goodwill in the amounts of $248.8 million and $93.9 million, which have been amortized over 20 years and 10 years, respectively. The amortization of goodwill arising from past acquisitions ceased as of January 1, 2002, in accordance with revised accounting standards issued by the Financial Accounting Standards Board in June 2001. We no longer record amortization expense of $5.5 million per quarter, or

$22.0 million per year, which will significantly decrease our net loss subsequent to December 31, 2001. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments, prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. We are still in the process of assessing the impact of these new standards on our prospective financial statements, but we expect that the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

      Loss from operations. Loss from operations for the year ended December 31, 2001, increased to $220.7 million from $105.6 million, which represents an increase of $115.1 million, or 109%, over the comparable period in 2000. This increase was primarily due to aggressive marketing campaigns for our domestic channel, the introduction of our new brand package, factors affecting the cost of services as described above, and write-down and other costs incurred in connection with the exit of certain contracts with EM.TV and its subsidiaries subsequent to Hallmark Entertainment’s purchase of EM.TV’s interest in us. These increases were partially offset by our increased utilization of in-house resources to produce interstitial product and the employment of our Network Operations Center to perform certain playback functions previously provided by third-party vendors.

      Equity in net losses of unconsolidated entities and investment expenses. Equity in net losses of unconsolidated entities and investment expenses for the year ended December 31, 2001, decreased to $655,000 from $9.3 million, which represents a decrease of $8.7 million, or 93%, over the comparable period in 2000. This decrease was primarily due to the acquisition of a majority interest in Crown Media United States on May 9, 2000, and the acquisition of the remaining common interests in Crown Media United States and H&H Programming — Asia on March 15, 2001. We commenced consolidation of Crown Media United States and H&H Programming — Asia on the dates of the acquisition. Net losses derived from Crown Media United States and H&H Programming — Asia were recorded under the equity method of accounting through May 9, 2000, and March 15, 2001, respectively, and consolidated thereafter.

      Guaranteed preferred beneficial interest expense. Guaranteed preferred beneficial interest expense for the year ended December 31, 2001, was $1.4 million. This expense relates to future payments on our debentures issued on December 17, 2001, in connection with the preferred securities of Crown Media Trust. We are aware of a recent accounting exposure draft issued by the Financial Accounting Standards Board, which may cause us to reclassify our guaranteed preferred beneficial interests in Crown Media Trust’s debentures as convertible debt if adopted. Changing the classification of our preferred securities from guaranteed preferred beneficial interests to convertible debt would also change the Company’s treatment of its debt issuance costs and would have the effect of increasing our net loss by an estimated $1.1 million for the year ended December 31, 2002, due to the timing of recognition of costs related to the offering.

      Interest income (expense), net. Net interest expense for the year ended December 31, 2001, was $10.4 million. Net interest income for the year ended December 31, 2000, was $523,000. The increase in net interest expense was primarily due to increased borrowings from the JP Morgan Chase Bank credit facility to fund operations.

      Income tax benefit (provision). Income tax benefit for the year ended December 31, 2001, increased to $3.3 million from an income tax provision of $1.7 million, which represents an increase of $5.0 million, or 292%, over the comparable period in 2000. This increase was due to a tax benefit from our film assets transaction during the fourth quarter 2001 offset by the tax on the foreign-based income resulting from increased international subscriber fees revenue discussed above. The Argentine and Brazilian governments are considering the implementation of taxation on advertising sales. If implemented, our foreign taxes would increase as would our net loss.

      Net loss. Net loss for the year ended December 31, 2001, increased to $229.8 million from $116.1 million, which represents an increase of $113.7 million, or 98%, over the comparable period in 2000. The increase in net loss for the year ended December 31, 2001, was attributable to a combination of the factors discussed above.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Overview. The actual results of operations reflect the predecessor entity, Crown Media International, for the year ended December 31, 1999 and for the period of January 1, 2000 through May 9, 2000. Therefore, significant variances exist as a result of the acquisition of Crown Media United States as of May 9, 2000.

      Revenues. Total revenues for the year ended December 31, 2000 increased to $66.8 million from $31.9 million, which represents an increase of $34.9 million, or 109%, over the comparable period in 1999. Part of the increase in total revenues was due to the acquisition of Crown Media United States on May 9, 2000. Crown Media Holdings recorded $18.7 million, or 100%, of Crown Media United States’ revenue for the period May 9 through December 31, 2000. Subscriber fees revenue increased to $47.9 million from $27.7 million for the year ended December 31, 2000, which represents an increase of $20.2 million, or 73%, over the comparable period in 1999. The increased subscriber fees revenues resulted from new market launches and expanded distribution in existing markets. The number of subscribers to our international and domestic channels as of December 31, 2000 increased by 188% to 60 million from 20.8 million as of December 31, 1999. Advertising revenues increased to $16.0 million from $1.7 million for the year ended December 31, 2000, which represents an increase of $14.3 million, or 826%, over the comparable period in 1999. The increase in advertising revenues reflects our growing subscriber base, expanding sales of advertising time primarily in the United States and the United Kingdom, and higher advertising rates. Fifty of the leading domestic advertisers advertised on our domestic channel during 2000. We received management fees from the Kermit Channel during 2000. As a result of the purchase of EM.TV’s interests and the collapsing of the Kermit Channel into a block on our international channel, we will not earn management fee revenues in the future.

      Subscribers of our international channel increased at a higher rate than subscriber revenues as a number of new subscribers were added with promotional periods. During 2000, our international channel was launched in the United Kingdom to approximately 3.5 million subscribers, in Israel to approximately 1.2 million subscribers, and in Hungary to approximately 250,000 subscribers. During 1999, we launched our international channel in Argentina, India, Philippines, Romania and Russia. Subscribers of our domestic channel increased by 100.0%, or 26.5 million, due to our May 9, 2000, acquisition of Crown Media United States. Rates negotiated for domestic subscriber fees and advertising revenues increased as we continue to sign new distribution agreements. By the end of 2000, we had signed agreements with six of the top nine leading pay television distributors. Sixty-nine percent of total revenues in 2000 and 92% of total revenues in 1999 were earned internationally.

      Cost of services. Cost of services for the year ended December 31, 2000 increased to $90.7 million from $41.6 million, which represents an increase of $49.1 million, or 118%, over the comparable period in 1999. This increase was primarily due to the acquisition of Crown Media United States on May 9, 2000. We recorded $34.6 million, or 100%, of Crown Media United States’ cost of services for the period May 9 through December 31, 2000. Cost of services as a percentage of total revenue increased to 136% for the year ended 2000, as compared to 130% for the year ended 1999. This increase was due primarily to a $27.5 million increase in programming costs and a $21.6 million increase in operating costs for the aforementioned period. Programming costs rose as we invested in additional and higher quality programming, including the greater use of Hallmark Entertainment titles necessary to fulfill our programming strategy. Also during 2000, our domestic channel purchased rights to the series Dr. Quinn, Medicine Woman from a third-party supplier. Higher subscriber acquisition costs were primarily attributable to amortization of costs related to a domestic distribution contract commencing during the third quarter of 1999. Additionally, we negotiated other distribution contracts, which required payment of subscriber acquisition costs, during the fourth quarter of 2000. Additionally, operating costs rose as we expanded existing markets and launched our international channel in the United Kingdom, Israel, Turkey and Hungary during 2000. Total cost of services increased reflecting the increased infrastructure, certain key senior management additions, and costs associated with supporting new markets.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2000 increased to $51.8 million from $22.9 million, which represents an increase of $28.9 million, or 127%, over the comparable period in 1999. This increase was primarily due to the acquisition of Crown Media United States on May 9, 2000. We recorded $17.0 million, or 100%, of Crown Media United States’ selling, general and administrative expenses for the period May 9 through December 31, 2000. Selling, general and administrative expenses as a percent of total revenue increased to 78% for the year ended December 31, 2000, as compared to 72% for the year ended December 31, 1999. This increase primarily reflects increased costs associated with supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team and increased staffing levels. This increase also includes $4.2 million in salaries and benefits primarily related to compensatory stock option expense for the year 2000.

      Marketing expenses. Marketing expenses for the year ended December 31, 2000, increased to $21.3 million from $3.4 million, which represents an increase of $17.9 million, or 521%, over the comparable period in 1999. This increase was primarily due to the acquisition of Crown Media United States on May 9, 2000. Additionally, marketing expenses increased in 2000 and are expected to increase the first and second quarters of 2001 due to the introduction of our new brand package, which includes branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand began a worldwide rollout on November 1, 2000.

      Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for the years ended December 31, 2000, was $8.6 million. In conjunction with the acquisition of Crown Media United States on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which is being amortized over 20 years.

      Loss from operations. Loss from operations for the year ended December 31, 2000, increased to $105.6 million from $36.0 million, which represents an increase of $69.6 million, or 194%, over the comparable period in 1999. This increase in the loss from operations for the year ended December 31, 2000, was attributable to a combination of the factors discussed above.

      Equity in net losses of unconsolidated entities and investment expenses. Equity in net losses of unconsolidated entities and investment expenses for the year ended December 31, 2000, decreased to $9.3 million from $19.0 million, which represents a decrease of $9.7 million, or 51%, over the comparable period in 1999. This decrease was primarily due to the acquisition of Crown Media United States on May 9, 2000. We commenced consolidation of Crown Media United States on the date of the acquisition. Net losses derived from Crown Media United States were recorded under the equity method of accounting through May 9, 2000, and consolidated thereafter.

      Interest income, net. Net interest income for the year ended December 31, 2000, decreased to $523,000 from $798,000, which represents a decrease of $275,000, or 34%, over the comparable period in 1999. Interest income was earned primarily from short-term investments of initial public offering proceeds in 2000 and a note receivable from Hallmark Entertainment in 1999. Net interest income decreased in 2000 due to lower available funds for investment and interest expense.

      Income tax provision. Income tax provision for the year ended December 31, 2000, decreased to $1.7 million from $2.6 million, which represents a decrease of $813,000, or 32%, over the comparable period in 1999. This decrease was attributable to a reversal of deferred tax liabilities related to the increase in ownership of Crown Media United States.

      Net loss. Net loss for the year ended December 31, 2000, increased to $116.1 million from $56.7 million, which represents an increase of $59.4 million, or 105%, over the comparable periods in 1999. This increase in net loss for the year ended December 31, 2000, was attributable to a combination of the factors discussed above.

Liquidity and Capital Resources

      Cash used in operating activities was $245.7 million, $105.3 million and $29.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash was used primarily to fund operating expenditures related to net losses of $229.8 million, $116.1 million and $56.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in cash used during 2001 was the result of the $95.6 million paid for program license fees and the $30.2 million paid to pay television distributors for subscriber acquisition fees. The increase in cash used in 2000 was also impacted by the $105.2 million paid for program license fees. Additionally, our accounts receivable increased $20.5 million and $13.1 million for the years ended December 31, 2001 and 2000, respectively.

      Cash used in investing activities was $11.3 million and $14.1 million for the years ended December 31, 2001 and 2000, respectively. Cash provided by investing activities was $17.3 million for the year ended December 31, 1999. The decrease in cash used in 2001 was due to a decrease in capital additions primarily due to the completion of our Network Operations Center in February 2001. The $22.8 million in capital additions in 2000 was offset by the $13.1 million received in conjunction with the acquisition of Crown Media United States during 2000. The decrease in cash provided from 1999 was due to the $22.8 million increase in purchases of property and equipment for the year ended December 31, 2000. During 2000, we purchased a significant amount of equipment to aid in the completion of our Network Operations Center. In 1999, cash provided by investing activities resulted from Hallmark Entertainment’s repayment of a $25.0 million short-term loan issued during 1998.

      Cash provided by financing activities was $236.7 million, $149.7 million and $12.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Financing activities in 2001 included $111.6 million, which was part of the net proceeds of the private placement of preferred securities and was placed in escrow to pay the current maturities of the JP Morgan Chase Bank credit facility on January 7, 2002. The cash provided by financing activities in 2001 were $251.6 million in proceeds from our December 17, 2001, private placement and the $263.1 million and $116.2 million increase in borrowings from the JP Morgan Chase Bank credit facility and HC Crown, respectively. The cash provided by financing activities in 2000 was comprised largely of the $125.4 million net proceeds from our initial public offering on May 9, 2000. Prior to the initial public offering, we obtained an additional $24.1 million in borrowings from an affiliate and $10.0 million in capital contributions to fund our pre-acquisition obligation to Odyssey Holdings (now Crown Media United States). During 1998, Crown Media Holdings received $70.0 million in capital contributions, $50.0 million in conjunction with the issuance of Class B Common Stock to Chase Equity Associates (now JP Morgan Partners (BHCA), L.P.) and $20.0 million from Hallmark Entertainment. The decrease in cash provided by financing activities in 1999 was due to reduced borrowings from affiliates, as the 1998 capital contributions continued to finance operations in 1999.

      The Company’s financial position and operations have changed significantly during 2001. We engaged in the acquisition of assets, primarily using stock as consideration, and completed two financing transactions. In March 2001, we acquired 22.5% of Crown Media United States and 50% of H&H Programming-Asia for approximately $85.8 million in stock. In September 2001, we acquired approximately 700 films for $592.0 million in common stock and assumption of $220.0 million of debt. We expect both these transactions to substantially increase our revenues.

      In September 2001, we received a bank credit facility of $285.0 million, which was subsequently increased in December 2001 to $320.0 million. In December 2001, we also issued $265.0 million of trust preferred securities in a private placement transaction. At the same time we established a $75.0 million line of credit with HC Crown. The proceeds of the preferred securities were in part used to reduce the bank credit facility and repay previously outstanding borrowings from HC Crown.

      The following table aggregates all of our contractual commitments as of December 31, 2001.

	Scheduled Payments by Period

			Less			After
			Than	1-3	4-5	5
Contractual Obligations	Total		1 Year	Years	Years	Years

Long-Term Debt	$307.0		$111.9 (a)	$43.7	$151.4	$—
Capital Lease Obligations	12.0		1.3	3.0	3.5	4.2
Operating Leases	95.0		17.3	29.8	22.3	25.6
Other Long-Term Obligations
Program license fees payable to non-affiliates	56.2		33.1	23.1	—	—
Program license fees payable to Hallmark Entertainment Distribution	62.3	(b)	—	—	62.3	—
Subscriber acquisition fees	28.3		23.0	—	1.0	4.3
Payable to Hallmark Entertainment Holdings	52.1	(b)	—	—	52.1	—
Payable to Hallmark Entertainment, Inc.	47.9	(b)	—	—	47.9	—
Guaranteed preferred beneficial interests in Crown Media Trust’s debentures	199.0	(c)	—	199.0	—	—
Preferred Minority Interest	25.0		—	—	10.0	15.0

Total Contractual Cash Obligations	$884.8		$186.6	$298.6	$350.5	$49.1
Cash in Escrow	(111.6	)(d)	(111.6)	—	—	—

Net Contractual Cash Obligations	$773.2		$75.0	$298.6	$350.5	$49.1

(a)	Current maturity of $111.9 million includes $936,000 of accrued interest.

(b)	Can only be paid subsequent to repayment of credit facility per agreement.

(c)	Currently, the Company expects to redeem the preferred securities in 2004, which is prior to the maturity in 2007.

(d)	Cash in escrow was used to repay a portion of credit facility on January 7, 2002.

      In connection with our growth strategy, we expect that we will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. We anticipate cash capital expenditures of $11.7 million for the year ending December 31, 2002. Our principal uses of funds in 2002 are expected to be the payment of operating expenses (including but not limited to licensing programming from third parties), working capital, capital expenditure requirements, and debt service payments. The Company’s principal sources of funds are expected to be cash generated from operations (before interest), cash on hand and available borrowings under the bank credit facility and the HC Crown line of credit. The credit facility and the preferred securities contain certain provisions that by their terms limit Crown Media Holdings and/or its subsidiaries’ ability to, among other things, incur additional debt.

      After reducing existing debt with a majority of the proceeds from the private placement, we had an available cash balance of $13.9 million at December 31, 2001. In addition, as of January 25, 2002, we have $147.9 million available under the bank credit facility and $75.0 million available under the HC Crown line of credit. We believe that available credit under the bank credit facility at December 31, 2001, of $57.6 million and the $75.0 million HC Crown line of credit, together with cash generated from operations and cash on-hand, will be sufficient for our liquidity needs through at least March 31, 2003.

Cash Flow Risks

      Our dependence on operating cash flow, in addition to other cash resources, means that risks involved in our businesses can significantly affect our liquidity. Any unexpected decrease in subscriber revenues (whether as a result of the termination of distributor relationships or changes in the terms of carriage with a distributor), less growth of advertising revenues than projected internally or unanticipated expenses could result in the need to raise additional cash externally. Other risks described in “Risk Factors” under Item 1 of this report could also affect our operating cash flow. We have no arrangements for any additional external financings of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. On the other hand, subject to these risks, we expect our cash flow to improve significantly in mid-2003 as we realize more revenues from our film library and from increased advertising on our channels.

Bank Credit Facility

      In connection with the completion of the acquisition of the film assets from Hallmark Entertainment Distribution as described above on September 28, 2001, we entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank as Administrative Agent and Issuing Bank, under which the banks extended to us a five-year secured credit facility of up to $285.0 million, subsequently increased to $320.0 million in conjunction with the private placement. The loan is guaranteed by our subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

      The bank credit facility encompasses a term loan of $100.0 million and a revolving line of credit of $220.0 million, which includes up to $20.0 million of letters of credit available to be issued at our request. The aggregate principal amount of all outstanding revolving credit loans and term loans as well as letters of credit available under the credit facility must not exceed the amount of the “Library Credit” then in effect. The Library Credit means 50% of the most recent valuation of the film assets, based upon the net present value of cash flows. Currently the Library Credit is in excess of the maximum amount of the bank loans.

      Each loan (which includes the term loans and any revolving credit loans) bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposits rate or the Federal Funds effective rate, which is adjusted whenever the rate changes. We are required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments.

      The credit facility contains a number of affirmative and negative covenants. The affirmative covenants include: our furnishing financial reports to the lenders and our observing in all material respects all material agreements with respect to the distribution or exploitation of film assets. Negative covenants include: Limitations on indebtedness, liens, investments, “Restricted Payments,” capital expenditures, changes in our business activities, and other matters; not amending the promissory note with HC Crown, the related letter of credit issued for our benefit or certain of our other material agreements; a requirement that EBITDA not be less than specified amounts for each quarter through December 31, 2003 and specified amounts for each fiscal year, starting December 31, 2004, which include -$42 million for the quarter ended March 31, 2002, –$43 million at June 30 and September 30, 2002 and -$38 million at December 31, 2001; maintaining net worth of not less than specified base amounts plus income and 50% of equity investments after December 17, 2001, which includes a base amount of $731 million at March 31, 2002 decreasing to a base amount of $602 million at December 31, 2002; not permitting the Leverage Ratio (that is, the ratio of aggregate principal amount of indebtedness at the date of determination excluding any preferred stock and non-interest bearing obligations to EBITDA for the 12-month period ending on the date of determination) to exceed maximum leverage ratios from December 31, 2004 through June 30, 2006; and not permitting the Interest Coverage Ratio (the ratio of EBITDA to interest expense) at any time during the twelve-month periods ending at the end of each calendar quarter commencing December 31, 2004 to be less than specified ratios. Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the HC Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards, Hallmark Entertainment or any of their affiliates. The bank credit agreement permits Crown Media Holdings to use net cash proceeds from the issuance of debt or equity to be used for certain Restricted Payments. The bank credit agreement also permits, among other things, payments by Crown Media Holdings to Hallmark Entertainment Distribution under program license agreements and to Hallmark Entertainment, Hallmark Cards or their affiliates under the terms of service agreements up to certain dollar amounts.

      Events of default under the bank credit agreement include: The failure to pay principal or interest, with the default continuing unremedied for five days after receipt of an invoice; a failure to observe covenants; a change in control; a change in management; or a termination by Hallmark Cards or any of its affiliates of the right of Crown Media Holdings or its subsidiaries to use the names “Hallmark” or “Crown” in their television services or any channels owned or operated by them. For purposes of the credit facility, a change in control means that (a) Hallmark Cards ceases to own directly or indirectly at least 80% of the equity interest of Hallmark Entertainment or (b) Hallmark Entertainment ceases to have sufficient voting power to elect a majority of Crown Media Holdings’ board of directors or beneficial ownership of over a majority of the outstanding equity interest of Crown Media Holdings having voting power. A change in management means Robert Halmi, Jr. ceases for any reason to perform his functions and serve as chairman of Crown Media Holdings and Crown Media Holdings fails for a period of 90 consecutive days to propose a replacement acceptable to the lenders in their discretion.

Private Placement

      On December 17, 2001, Crown Media Holdings completed a $265.0 million private placement to a group of institutional investors. Under the terms of the private placement, Crown Media Holdings issued to the investors units, each unit comprised of one preferred security of Crown Media Trust, a newly created subsidiary of the Company, and one contingent appreciation certificate, issued by Crown Media Holdings.

      The additional financing allowed Crown Media Holdings to reduce the amount outstanding under its syndicated bank credit facility, led by JP Morgan Chase Bank, which had been drawn down to satisfy obligations assumed in the recently completed acquisition of film assets from Hallmark Entertainment Distribution and for other working capital purposes. Additionally, the Company used a portion of the proceeds of the private placement to repay certain debt outstanding under lines of credit provided by HC Crown, and amounts payable to Hallmark Entertainment Distribution pursuant to certain program license agreements held by subsidiaries of Crown Media Holdings.

      Each preferred security has a stated liquidation amount of $1,000, and each contingent appreciation certificate entitles the holder to receive cash, or at the holder’s option, purchase approximately 38.3 shares of the Company’s Class A common stock at a price of $13.07 per share, subject to adjustment. Crown Media Trust issued the preferred securities to Crown Media Holdings in exchange for Crown Media Holdings’ 6.75% Subordinated Debentures due 2007. Crown Media Holdings will pay interest on the Debentures at the same rate and at the same time as the Crown Media Trust will make distributions on the preferred securities. Crown Media Holdings has guaranteed on a subordinated basis Crown Media Trust’s obligations under the preferred securities.

      Distributions on the preferred securities are cumulative, payable quarterly in arrears, and accumulate from the date of issuance at the annual rate of 6.75% of the $1,000 liquidation amount. In the event of a liquidation, the holders of the preferred securities are entitled to receive prior distribution of any assets of Crown Media Trust in an amount equal to the $1,000 liquidation amount plus any accumulated and unpaid distributions.

      The contingent appreciation certificates issued by Crown Media Holdings will expire on March 15, 2008. On or after the occurrence of certain defined purchase or liquidation events, the holders will be entitled, at their option, (i) to a cash payment for a minimum return amount, or (ii) to purchase approximately 38.3 shares of Class A common stock at a price initially equal to $13.07, subject to adjustment, calculated on the date Crown Media Trust redeems or purchases the preferred securities. The minimum return amount means the amount when added to the liquidation amount and all cash distributions, which yields an internal rate of return of 14.0% to 18.0%, depending on the date of redemption or purchase. The contingent appreciation certificates, if fully exercised for stock, would represent approximately 10.1 million shares of the Company’s Class A common stock.

      On or after December 15, 2003, Crown Media Holdings will have the right to redeem any and all of the outstanding debentures at a redemption price equal to 100% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon. In the event of a change of control, the Company must either exercise its right to redeem all or offer to purchase any and all of the outstanding debentures at a price equal to 110% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon. For additional information on the accounting for this transaction, please see Note 9 of Notes to Consolidated Financial Statements in this Report.

      The debentures contain certain covenants, including restrictions on Crown Media Holdings’ ability to incur indebtedness, make certain payments, engage in certain affiliated transactions, and engage in certain business combinations or asset sales.

      The holders of the shares of the Company’s Class A common stock, issued upon exercise of the contingent appreciation certificates, are generally entitled to make one demand registration request in relation to such shares and also have certain piggy-back registration rights in connection with any public underwritten offering of Crown Media Holdings stock.

HC Crown Line of Credit

      In connection with the private placement, HC Crown issued a $75.0 million line of credit to Crown Media Holdings. The line of credit has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank facility and the units issued in the private placement, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. Crown Media Holdings will pay interest on any borrowings under the line of credit at a rate equal to LIBOR plus three percent, payable quarterly. In addition, until the termination of the Subordination and Support Agreement entered into by Hallmark Cards in connection with the private placement and such time as the debentures and contingent appreciation certificates are paid in full, Hallmark Cards has agreed to loan Crown Media Holdings an amount necessary to pay, when due, the $100.0 million in obligations owed by Hallmark Entertainment Distribution which were assumed by Crown Media Holdings in connection with its acquisition of the film library. Lastly, Hallmark Entertainment Distribution agreed to subordinate approximately $60.0 million in obligations owed by subsidiaries of Crown Media Holdings to it pursuant to certain program license agreements. HC Crown’s obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2001, the decline of the fair value of the fixed income portfolio would not be material.

      As of December 31, 2001, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $14.2 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

      The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At December 31, 2001, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the year ended December 31, 2001, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

      We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against risks associated with any of our investing or financing activities.

      As of December 31, 2001, we estimated the fair value of our credit facility with JP Morgan Chase, excluding accrued interest, to be approximately $262.4 million using quoted market prices where available, or discounted cash flow analyses. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% increase or decrease in assumed interest rates would decrease or increase the fair value of our debt by approximately $1.2 million. These calculations include the assumption that the balance of our outstanding debt as of December 31, 2001, would not change during the year and that a yearly interest rate was used. To the extent interest rates increase, our costs of financing will also increase because of variable rates applicable to our outstanding debt.

      As of December 31, 2001, we estimated the value of our preferred securities, excluding accrued interest, to be approximately $242.8 million and the value of our derivative liability to be $12.5 million using quoted market prices where available, or discounted cash flow analyses. The value of our derivative liability is affected by fluctuations in our stock price and interest rates. A hypothetical 10% increase in our stock price would decrease the value of our derivative liability by approximately $2.2 million. A hypothetical 10% decrease in our stock price would increase the value of our derivative liability by approximately $1.5 million. A hypothetical 10% increase in the interest rate would decrease the value of our derivative liability by approximately $423,000. A hypothetical 10% decrease in the interest rate would decrease the value of our derivative by approximately $289,000. These calculations include the assumption that the balance of our derivative liability as of December 31, 2001, would not change during the year and that a yearly interest rate was used.

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

Our interest income and expense is subject to fluctuations in interest rates and the price of our Class A common stock.

      Our material interest bearing assets consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing assets was $14.2 million, or 1% of total assets, as of December 31, 2001. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, a credit facility with JP Morgan Chase Bank, and our private placement. The balance of those liabilities was $319.1 million, or 51% of total liabilities, as of December 31, 2001. The balance of our guaranteed preferred beneficial interest in Crown Media Trust’s debentures was $199.0 million. Net interest expense for the twelve months ended December 31, 2001, was $10.4 million, or 10%, of our total revenues. Our guaranteed preferred beneficial interest expense for the twelve months ended December 31, 2001, was $1.4 million, or 1%, of our total revenues. Our net interest expense and preferred beneficial interest expense is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and the volatility of our Class A common stock to the extent this volatility impacts the value of the derivative liability in our preferred securities. In this regard, changes in U.S. interest rates affect the interest bearing assets and our borrowings as do changes in the price of our Class A common stock.

We are exposed to risks relating to foreign currency exchange rates and foreign economic conditions.

      We evaluate our foreign currency exposure on a net basis. We receive subscriber fees and advertising revenue from countries throughout the world. Increasingly, however, these revenues are being offset by expenses arising from our foreign facilities as well as non-U.S. dollar expenses. Generally, payments required under our agreements are denominated in U.S. dollars and, therefore, unaffected by foreign currency exchange rate fluctuations. We have some exposure to changes in exchange rates in Latin America, Europe, Asia, and Africa. However, our exposure to foreign exchange rates primarily exists with the British pound. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar-based revenues decreases; when the U.S. dollar weakens, the U.S. dollar value of non-U.S. dollar-based revenues increases. Accordingly, changes in exchange rates, and in particular, a strengthening of the U.S. dollar, may adversely affect our revenues as expressed in U.S. dollars.

Item 8.	Consolidated Financial Statements and Supplementary Data

      Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2002 annual meeting of stockholders under the headings “Election of Directors,” “Board Information,” “Compensation of Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Security Ownership of Certain Beneficial Owners and Management.” We intend to file the definitive proxy statement with the Securities and Exchange Commission on or prior to April 30, 2002.

Item 10.     Directors and Executive Officers of the Company

      The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on or about May 30, 2002 under the headings “Election of Directors,” “Board Information,” and “Compensation of Directors and Executive Officers,” and is incorporated by reference herein.

Item 11.     Executive Compensation

      The information required by this Item 11 is set forth in the Proxy Statement under the headings “Board Information” and “Compensation of Directors and Executive Officers,” and is incorporated by reference herein.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated by reference herein.

Item 13.     Certain Relationships and Related Transactions

      The following summary descriptions of agreements to which we are a party are qualified in their entirety by reference to the agreement to which each summary description relates, each of which we have filed with the SEC.

Purchase of Film Library Assets from Hallmark Entertainment Distribution

      On April 10, 2001, we signed a Purchase and Sale Agreement with Hallmark Entertainment Distribution in which we agreed to purchase 702 pictures from Hallmark Entertainment Distribution’s film library. The films transaction was completed on September 28, 2001. The consideration for the film library assets consisted of the following:

•	33,744,528 shares of Class A common stock of Crown Media Holdings;

•	Our payment of $120.0 million of debt related to the film library assets payable by Hallmark Entertainment and certain of its affiliates; and

•	Our assumption of $100.0 million of payables related to the film library assets.

      The number of shares of common stock was determined by a formula based on the average closing price of the common stock from November 6, 2000 (the date we announced that we were contemplating the transaction) to September 27, 2001 (the day prior to closing), which average price was $17.78 per share. A committee of directors independent of Hallmark Entertainment and its affiliates considered and negotiated this transaction, including the purchase price, and received a fairness opinion from its financial advisor. Additionally, the stockholders of Crown Media Holdings, other than Hallmark Cards and its affiliates, approved the transaction at a meeting on July 17, 2001. Of the shares issued in the transaction, 425,000 shares were issued into escrow and will be returned to us if a previously announced, proposed settlement of a stockholder lawsuit relating to the transaction becomes final.

      In connection with the purchase of the film library assets, we entered into the following additional agreements:

      Service Agreement with Hallmark Entertainment

•	Hallmark Entertainment will provide services related to the administration, distribution and other exploitation of the film library assets, and we will pay Hallmark Entertainment approximately $1.5 million per year for the three-year term of the agreement. Either party may terminate the agreement after the first year upon 60 days written notice.

•	Hallmark Entertainment will use commercially reasonable efforts to maximize the licensing revenues from the film library assets consistent with its past efforts for comparable products among the film library assets.

•	We have sole discretion to determine which of the purchased films will be licensed by Hallmark Entertainment to third parties, as well as the distribution territories, time periods and other licensing terms.

      Registration Rights Agreement

•	We agreed to grant Hallmark Entertainment Distribution four demand registration rights and unlimited piggyback registration rights with respect to the shares of Class A common stock that were issued in the transaction.

      In connection with the purchase of the film assets, the program agreements between Hallmark Entertainment Distribution and each of Crown Media International and Crown Media United States were amended as described below.

Hallmark Program Agreements

      Crown Media International. Crown Media International licenses programming from Hallmark Entertainment Distribution, a subsidiary of Hallmark Entertainment, for distribution on a country-by-country basis outside the United States and Canada, under an Amended and Restated Program License Agreement, dated as of January 1, 2001, between Crown Media International and Hallmark Entertainment Distribution. Under this program agreement, Crown Media International is required to license from Hallmark Entertainment Distribution, and Hallmark Entertainment Distribution is required to license to us, for the term of the agreement, ending on December 31, 2005, substantially all of the television motion pictures and miniseries Hallmark Entertainment Distribution owns or produces. Crown Media International is not required to license more than 50 new pictures or miniseries per year and is not required to license any picture or miniseries if not produced, co-produced or financed by Hallmark Entertainment Distribution, unless Hallmark Entertainment Distribution acquired rights to the picture or miniseries prior to January 1, 2001. The program agreement is renewable at the option of Crown Media International for an additional five-year period, provided that it is not in default under the program agreement or any other agreement it has with Hallmark Entertainment Distribution.

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

      Crown Media International has the right to distribute the programming it licenses under the program agreement through cable, DTH systems and certain other forms of interactive or digital media. However, it does not license programming for distribution on a pay-per-view basis. The territory for Crown Media International’s digital and interactive rights to this programming is worldwide, including the United States and Canada, whereas the territory for its cable and DTH rights is worldwide excluding the United States and Canada. In addition, Crown Media International and Hallmark Entertainment Distribution have agreed to negotiate in good faith on a product-by-product basis for pay television license rights to programming not covered under the program agreement, including documentaries, series and specials.

      Under the program agreement Crown Media International generally licenses each movie or miniseries for a minimum of three time periods each of 18 months or 12 months duration, with each 18- or 12-month period separated by a period of one to three years depending on whether Hallmark Entertainment Distribution licenses the programming to a third party during the interim periods. The first 18- or 12-month time period begins on the later of the date specified in the program agreement or the date Crown Media International launches in a country. The number of times we can telecast a movie or miniseries is determined by viewer preferences and industry practices on a country-by-country basis.

      Crown Media International pays license fees to Hallmark Entertainment Distribution on a country-by-country, program-by-program basis for each of the three time periods for which it licenses programming. The fees generally increase 5% per year and are payable in four equal installments for the first time period and six equal installments for subsequent time periods. During the year ended December 31, 2001, Crown Media International paid $39.4 million in fees under its original program agreement with Hallmark Entertainment Distribution, dated as of July 1, 1999. As of December 31, 2001, there were $6.0 million, in accrued and unpaid fees. We anticipate that the fees payable to Hallmark Entertainment Distribution under the amended and restated program agreement will be lower as a result of our purchase of film library assets we previously licensed from Hallmark Entertainment Distribution.

      Crown Media United States. Crown Media United States licenses programming from Hallmark Entertainment Distribution under an Amended and Restated Program License Agreement dated as of January 1, 2001, for distribution within the United States. Other than as set forth below, the terms of the amended and restated program agreement are substantially the same as those described above in relation to the agreement between Hallmark Entertainment Distribution and Crown Media International.

      Crown Media United States has the right to telecast the programming it licenses under the program agreement through all forms of television, except on a pay-per-view basis. Under the program agreement, Crown Media United States generally licenses each movie or miniseries for a period of five years and has the right to telecast the movie or miniseries 30 times during that period. In addition, under the program agreement, Crown Media United States has the right to order, and Hallmark Entertainment Distribution is required to produce, four two-hour movies and one series during the term of the program agreement.

      Crown Media United States pays license fees to Hallmark Entertainment Distribution in equal annual installments over the five-year period that it telecasts the movie or miniseries. The fees generally increase 5% per year. During the year ended December 31, 2001, Crown Media United States paid Hallmark Entertainment Distribution $30.0 million in fees under the original program agreement dated as of November 13, 1998. As of December 31, 2001, Crown Media United States had $56.3 million in accrued and unpaid program license fees under the program agreement. We anticipate that the fees payable to Hallmark Entertainment Distribution under the amended and restated program agreement will be lower as a result of our purchase of film library assets we previously licensed from Hallmark Entertainment Distribution.

      Our officers and representatives of Hallmark Entertainment Distribution negotiated the terms of these programming agreements. The agreements were approved by our Board of Directors. Changes from previously existing programming agreements were reviewed by the independent committee of the Board of Directors that considered the purchase of the Crown Film Library in 2001.

Crown Media United States Amended and Restated Company Agreement

      In connection with an investment by Crown Media International in Crown Media United States on November 13, 1998, HEN Domestic Holdings, Inc., a wholly owned subsidiary of Crown Media International, and Vision Group, VISN Management and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States. As of February 22, 2001, the parties agreed to certain amendments to the amended and restated company agreement, as more fully described below. The company agreement was negotiated at arm’s length with the other party or parties to the agreement.

      VISN Management, a subsidiary of the National Interfaith Cable Coalition, owns a $25.0 million preferred interest in Crown Media United States. Under the amended and restated company agreement, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of:

•	such excess;

•	$5.0 million; or

•	the amount equal to the preferred liquidation preference on the date of redemption.

      The members also agreed that Crown Media United States will redeem the preferred interest at the preferred interest liquidation preference on the date of redemption of December 31, 2010.

      Under the amended and restated company agreement, Crown Media United States is required to make certain payments to the National Interfaith Cable Coalition in relation to the provision of programming by the National Interfaith Cable Coalition. Prior to the February 2001 amendment, these payments were $3.5 million annually and, so long as VISN Management owned the preferred interest, $1.5 million multiplied by the quotient of the preferred liquidation preference divided by $25.0 million. For the year ended December 31, 2000, Crown Media United States paid $5.1 million to the National Interfaith Cable Coalition in accordance with the amended and restated company agreement. Pursuant to the amendment adopted in 2001, Crown Media United States will be required to pay to the National Interfaith Cable Coalition a total license fee comprised of:

•	$5.3 million per year, with CPI escalations, for two recurring programming blocks;

•	up to $10 million per year for production costs of an additional recurring series program block;

•	up to $600,000 per holiday special produced by the National Interfaith Cable Coalition; and

•	$1 million per “dramatic” holiday special co-produced by the National Interfaith Cable Coalition and Hallmark Entertainment.

      In addition, during 2000, Crown Media United States was required to broadcast a minimum of 30 hours of programming from the National Interfaith Cable Coalition and an additional 10 hours of values-based programming. Pursuant to the February 2001 amendment, Crown Media United States is required to broadcast 15 1/2 hours per week of “faith and values” programming and the National Interfaith Cable Coalition produces for Crown Media United States up to six holiday specials per year. Crown Media United States funds a portion of the production costs of this new programming as described above. In addition, pursuant to the February 2001 amendment, Crown Media United States is required to assist the National Interfaith Cable Coalition in launching and operating a new channel, which will be distributed by digital satellite and cable. This assistance will include the provision to the National Interfaith Cable Coalition of management and operation services, with some services at no cost and some services for fees.

      The term of the obligations contained in the February 2001 amendment expire on March 26, 2006, but may be terminated earlier if NICC sells more than 50% of the Crown Media Holdings shares it owned on February 22, 2001. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels. During the year ended December 31, 2001, Crown Media United States paid the National Interfaith Cable Coalition $5.3 million related to this agreement.

      Under the amended and restated company agreement, Crown Media International may not transfer its interests in Crown Media United States until the fifth anniversary of the agreement, except to one of our affiliates or to another member of Crown Media United States or one of its affiliates. In addition, any transaction between us or any of our affiliates and Crown Media United States must be approved by the Crown Media United States governance committee.

Acquisition of Remaining Interests in Crown Media United States and H&H Programming — Asia

      In March 2001, we purchased the 22.5% interest of The Jim Henson Company in Crown Media United States and its 50% interest in H&H Programming — Asia. As a result, we now own 100% of the common interests in Crown Media United States and H&H Programming — Asia. In consideration for these interests, we issued 5,377,721 shares of our Class A common stock to The Jim Henson Company. On July 27, 2001, Hallmark Entertainment purchased the 5,377,721 shares of our outstanding Class A common stock from The Jim Henson Company. For additional information on this transaction, see “Development of Business” in Item 1 Business in this Report and “Recent Developments” in Item 6 Management’s Discussion and Analysis of Financial Condition and Operating Results in this Report.

DIRECTV Affiliation Agreement

      On August 20, 2001, Crown Media United States entered into an Affiliation Agreement with DIRECTV, Inc., a wholly owned subsidiary of DIRECTV Enterprises, Inc. Pursuant to the Affiliation Agreement, DirecTV will distribute the Hallmark Channel on its DBS distribution system in the United States and pay us license fees for such distribution. At the same time we entered into a Stock Purchase Agreement with DIRECTV Enterprises whereby we issued 5,360,202 shares of our Class A common stock. Prior to entering into agreements related to the affiliation agreement, DIRECTV Enterprises, Inc. was not a stockholder of Crown Media Holdings.

Hallmark Advertising

      Hallmark Cards made a $5.0 million advertising commitment to Crown Media United States covering a one-year period from the fourth quarter of 2000 through the third quarter of 2001. Hallmark Cards purchased $2.5 million of advertising time on the Hallmark Channel in the U.S. during 2000 at negotiated market rates.

Hallmark Cards has made another $5.0 million advertising commitment to the Hallmark Channel in the U.S. for the 2001/2002 broadcast year. During the year ended December 31, 2001, Hallmark Cards purchased $5.0 million of advertising on the Hallmark Channel in the United States at negotiated market rates.

Hallmark Demand Notes and Line of Credit

      From November 1999 through April 2000, Crown Media Holdings entered into a series of agreements with HC Crown, under which HC Crown agreed to lend Crown Media Holdings up to $40.0 million. Amounts borrowed under this agreement accrued interest at 130% of the Applicable Federal Rate as set forth in the Internal Revenue Code (7.96% as of December 31, 2000), with the interest compounding on an annual basis. Amounts outstanding were due on demand. As of December 31, 2000, principal borrowings under the note were approximately $36.8 million, excluding accrued interest of $520,000, both of which are included in notes and interest payable to HC Crown on the accompanying consolidated balance sheets. On December 17, 2001, we paid HC Crown $37.1 million, in satisfaction of the aggregate balance outstanding as of that date, including accrued interest, under the notes. The notes were cancelled on December 17, 2001.

      On February 12, 2001, Crown Media Holdings entered into an agreement with HC Crown under which HC Crown agreed to lend Crown Media Holdings up to $150.0 million. HC Crown’s obligation to make loans under this agreement was supported by an irrevocable letter of credit from Bank of America. The line of credit had an interest rate equal to the London Interbank Offered Rate published on the first day of each quarter in The Wall Street Journal, plus 1.2% to 2.2% depending on the ratio of Crown Media Holdings’ total debt to EBITDA. On September 28, 2001, we paid HC Crown $70.0 million, in satisfaction of the aggregate balance outstanding as of that date, including accrued interest, under the line of credit. This line of credit was cancelled on September 28, 2001.

      On July 10, 2001, Crown Media Holdings entered into a promissory note with HC Crown representing a line of credit for up to $50.0 million. This note had interest at 130% of the short-term applicable federal rate, compounded on an annual basis. Amounts outstanding were due on demand. Interest on this note was payable within 45 days after the end of each calendar quarter. On December 17, 2001, we paid HC Crown $33.5 million, in satisfaction of the aggregate balance outstanding as of that date, including accrued interest, under the note. This note was cancelled on December 17, 2001.

      On December 14, 2001, we executed a promissory note, in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated February 12, 2001. The line of credit has a final maturity date no later than December 21, 2007. It is subordinate both to the syndicated bank facility and the units issued in the private placement. It may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown’s obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of December 31, 2001, we had no borrowings under the note to HC Crown.

      Under this note, we are obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid at our option in common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. The line of credit represented by this note was required by the bank credit facility and was amended to its present form in accordance with requirements of the private placement of preferred securities of the Crown Media Trust.

Hallmark Agreements Related to Bank Credit Facility and Preferred Securities

      Hallmark Cards and Hallmark Entertainment entered into certain agreements in order to induce the banks to enter into our bank credit agreement. Hallmark Cards, Crown Media Holdings and the banks are parties to a subordination and support agreement dated August 31, 2001. Under the subordination and support agreement, the obligations of Crown Media Holdings to pay (a) the HC Crown line of credit for Crown Media Holdings, and (b) approximately $100.0 million in accounts payable of Hallmark Entertainment Distribution as provided by the purchase agreement for the film assets are subordinated in right of payment to

Crown Media Holdings’ obligations to the banks. Crown Media Holdings is not permitted to pay subordinated obligations except for certain Restricted Payments permitted by the bank credit agreement. In the subordination and support agreement, Hallmark Cards also agrees to cause HC Crown to advance up to $75.0 million under the HC Crown line of credit to Crown Media Holdings (less the amount of any reduction on the HC Crown line of credit because of the application of net cash proceeds from issuing debt or equity as permitted by the bank credit agreement), to the extent necessary to enable Crown Media Holdings to meet its cash needs including the repayment of the bank loans, provided that Crown Media Holdings has borrowed the full amount then available under the bank credit agreement. Further, Hallmark Cards agrees that the HC Crown line of credit will not be declared due and payable if any obligations to the banks remain outstanding.

      Under an amended and restated limited guarantee agreement and acknowledgement dated August 31, 2001, as amended and restated as of December 14, 2001, with the banks, Hallmark Cards guarantees up to a defined maximum amount Crown Media Holdings’ performance of obligations under the bank credit agreement when due. The maximum amount is $75.0 million, less the aggregate principal amount outstanding under the HC Crown line of credit and less net cash proceeds from issuing debt or equity used to make payments on the HC Crown line of credit as permitted by the bank credit agreement.

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

      In connection with the private placement of units consisting of preferred securities issued by Crown Media Trust and contingent appreciation certificates, Hallmark Cards, certain of its subsidiaries and other parties thereto entered into a Subordination and Support Agreement (the “Subordination Agreement”), pursuant to which Hallmark Cards agreed to loan Crown Media Holdings up to $75.0 million under a subordinated revolving credit line, which is the December 14, 2001, note mentioned above payable to HC Crown. The line of credit has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank facility and the units, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. Crown Media Holdings will pay interest on any borrowings under the line of credit at a rate equal to LIBOR plus 3%, payable quarterly. In addition, until the termination of the Subordination Agreement and such time as the debentures issued to Crown Media Trust and contingent appreciation certificates are paid in full, Hallmark Cards will agree to loan Crown Media Holdings an amount necessary to pay, when due, the $100.0 million in obligations owed to third parties by Hallmark Entertainment Distribution which were assumed by Crown Media Holdings in connection with its acquisition of the film library. Lastly Hallmark Entertainment Distribution agreed to subordinate approximately $60.0 million in obligations owed by subsidiaries of Crown Media Holdings to it pursuant to certain program license agreements.

Real Property Lease

      In connection with our lease of office facilities at 6430 S. Fiddlers Green Circle, Greenwood Village, Colorado, Hallmark Entertainment signed a guaranty of lease obligations on June 1, 1998 at no cost to us. Under the guaranty, Hallmark Entertainment agreed to guarantee full and timely performance of all of our obligations during our lease term. The lease is for 52,988 square feet and has a term of 10 years that ends in August 2008. The lease provides for a rate of $22.64 per square foot during the first year of the lease and increases annually to $27.08 per square foot in 2008.

Stockholders Agreement And Registration Rights

General

      We are a party to a stockholders agreement, amended and restated as of August 30, 2001, with Hallmark Entertainment, Liberty Media Corporation, Liberty Crown Inc. (an affiliate of Liberty Media Corporation), VISN Management, J.P. Morgan Partners, DIRECTV Enterprises, Inc., and, pursuant to an acknowledgement and agreement dated December 31, 2001, Hallmark Entertainment Holdings. The stockholders agreement provides that our Board will consist of not less than 11 directors, with six nominated by Hallmark Entertainment Holdings, one nominated by each of Liberty Media Corporation, VISN Management and J.P. Morgan Partners and two independent directors, who must not be officers, directors or employees of any of the parties or their affiliates, and who will be nominated by the Board. The rights of the parties to nominate a director will terminate on the later of (1) such party owning less than 5% of our common stock then outstanding or (2) such party ceasing to own at least 75% of the number of shares of our common stock held by them immediately after our initial public offering in May 2000. DIRECTV Enterprises is entitled to appoint an observer to the board of directors of Crown Media Holdings until DIRECTV Enterprises and its affiliates cease to own beneficially in the aggregate at least 75% of the shares of our common stock acquired by them in the August, 2001 transaction.

      The stockholders agreement also provides that we will not enter into any material transaction, except for specified transactions, with any of the other parties or their affiliates involving an aggregate value of (1) $35.0 million or less, unless such transaction is approved by a majority of our independent directors and (2) more than $35.0 million, unless such transaction is approved by a majority of the members of our Board not nominated by the interested party.

      The other parties to the stockholders agreement agreed not to transfer more than 25% of our common stock owned by them as of August 30, 2001 until after May 9, 2002, except to their affiliates, another party to the stockholders agreement or their affiliates, to their executives under a stock-based compensation package, or in a transaction involving a merger, consolidation or business combination with, or sale of all of our common stock to, a third party that is not affiliated with us.

      In addition, the stockholders agreement provides that, in the event that Hallmark Entertainment Holdings proposes to transfer 20% or more of our outstanding common stock to an unaffiliated third party, each other party to the stockholders agreement will have the right to participate on the same terms in that transaction with respect to a proportionate number of such other party’s shares. The stockholders agreement also provides that if we issue for cash an amount of our common stock, in either a public offering or private transaction, that causes Liberty Media Corporation and its affiliates to own, in the aggregate, less than 10% of our outstanding common stock, Liberty Media Corporation will have the right to purchase, at such public offering price or the average closing price of the Class A common stock over a five-day period prior to the closing of such private transaction, as applicable, an amount of our Class A common stock so as to restore its 10% ownership interest. Liberty Media Corporation must exercise such right not less than seven days prior to the closing of such issuance. If Crown Media Holdings grants to any other person rights similar to those purchase rights provided to Liberty Media Corporation, then Crown Media Holdings is required to grant DIRECTV Enterprises the same rights.

Registration Rights

      Under the stockholders agreement, Hallmark Entertainment Holdings has the right to require us on four occasions, and the other parties, as a group, have the right to require us on two occasions, to register for sale their shares of our common stock, so long as the number of shares they require us to register in each case is at least 7% of our common stock then outstanding. The other parties also have an unlimited number of “piggyback” registration rights. This means that any time we register our common stock for sale, they will have the right to include their common stock in that offering and sale.

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

Rights Relating To Crown Media United States Amended And Restated Company Agreement

      Under the stockholders agreement, so long as we or any of our affiliates are entitled to have a representative on the Crown Media United States governance committee, and VISN Management and its affiliates either are entitled to nominate to, or designate a member of, our Board, or beneficially own any preferred interests in Crown Media United States, neither we nor any of our affiliates will, without the consent of the member of our Board nominated by VISN Management or a representative of the National Interfaith Cable Coalition, vote in favor of:

•	any specified change in, or action described in, the Crown Media United States amended and restated company agreement that relates to VISN Management’s preferred interest in Crown Media United States or that relates to VISN Management’s rights to programming on the Hallmark Channel in the U.S. or its programming budget;

•	any repayment or redemption of specified equity interests in Crown Media United States;

•	any transfer of all of Crown Media United States’ assets or any business combination involving Crown Media United States where Crown Media United States is not the surviving entity, unless the transferee assumes specified obligations under the Crown Media United States amended and restated company agreement until the later of the fifth anniversary of these offerings or the second anniversary of the transfer or business combination;

•	the dissolution of Crown Media United States, except in connection with a complete liquidation;

•	any transfer of all of Crown Media United States’ assets to, or any business combination involving Crown Media United States’ with, us or any of our affiliates, or any other material transaction with us or any of our affiliates, unless we comply with specified restrictions relating to any financial benefit we receive from the transaction that is more than what we would have received had the transaction been on an arm’s-length basis or on commercially reasonable terms;

•	any transfer of all of Crown Media United States’ assets or any business combination involving Crown Media United States where Crown Media United States is not the surviving entity, prior to the second anniversary of the initial public offering; or

•	any amendment to the Crown Media United States’ amended and restated company agreement that would result in none of us or our affiliates having the right to consent to take any of the actions listed in the above bullet points.

      We have agreed under the stockholders agreement not to transfer any of our interests in Crown Media United States prior to the second anniversary of the initial public offering without the consent of VISN Management or the National Interfaith Cable Coalition. In addition, we have agreed not to transfer any of our interests in Crown Media United States after the second anniversary of the initial public offering unless the transfer is conditioned on the requirement that the transferee assume our obligations described above. Under the terms of the stockholders agreement, the transferee’s obligations will generally expire on the later of (1) the fifth anniversary of the initial public offering, (2) the second anniversary of the transfer or (3) the repayment of VISN Management’s preferred interest in Crown Media United States, except that the obligations of the transferee will expire upon dissolution of Crown Media United States.

Intercompany Services Agreement

      We signed an intercompany services agreement, dated as of January 1, 2000, with Hallmark Cards under which Hallmark Cards has agreed for a term of three years to provide us with the following services:

•	tax services;

•	risk management, health, safety and environmental services and insurance;

•	legal services;

•	treasury and cash management services; and

•	real estate consulting services.

      We have agreed to pay Hallmark Cards $500,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. We made no payments to Hallmark Cards in 2001 for services, expenses and fees under this agreement. The balance of the payable for services, expenses and fees under this agreement as of December 31, 2001, was approximately $2.0 million. The intercompany services agreement was originally negotiated between officers of Crown Media International and Hallmark Cards. The management of Crown Media International believed that the services provided under the agreement had a value at least equal to the annual fee.

      In addition to the services described above, we have incurred costs that have been paid by Hallmark Entertainment on our behalf related to payroll and benefits, insurance, operating, financial and capital expenditures. These costs are reflected on our financial statements, and to the extent that we have not reimbursed Hallmark Entertainment, the costs are included in payables to affiliates in our consolidated financial statements included elsewhere in this prospectus supplement. We reimbursed Hallmark Entertainment $3.6 million, for the year ended December 31, 2001. The balance of the payable as of December 31, 2001 was approximately $1.8 million.

Hallmark Trademark License Agreements

      We are permitted to use the “Hallmark” and “Hallmark Entertainment” trademarks in accordance with the terms of a royalty-free two-year trademark license agreement dated as of December 1, 2000, between Hallmark Cards and Crown Media International. Under that agreement, we may use the Hallmark and Hallmark Entertainment trademarks outside the United States and Canada only for so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of the voting interest and at least 35% of the equity interest of Crown Media Holdings, and designate a majority of our Board and so long as there is no event of default under the agreement.

      Crown Media International has the non-exclusive right to use the Hallmark and Hallmark Entertainment trademarks to promote, market, advertise, distribute and sell television motion pictures and miniseries produced by or at the direction of Hallmark Entertainment Productions, LLC or its subsidiaries. Crown Media International also has the non-exclusive right to use the Hallmark and Hallmark Entertainment trademarks to promote, market, advertise, distribute and sell its network and channel so long as these television motion pictures and miniseries along with other television motion pictures and miniseries acquired under our program agreement with Hallmark Entertainment Distribution represent at least 50% of the monthly programming of that network or channel or 20% of the monthly programming during the first six months that we launch that network or channel in a territory. The program license agreement with Hallmark Entertainment Distribution does not require it to make available a minimum amount of programming. If Hallmark Entertainment Distribution fails to provide sufficient programming to meet the minimum thresholds required under the trademark license agreement, that failure could cause a default under the trademark license agreement.

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

      There is a similar trademark license agreement between Hallmark Cards and a subsidiary of Crown Media International that permits the use of the Hallmark and Hallmark Entertainment trademarks in the United Kingdom for two years from December 1, 2000.

      Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., amended and restated on March 27, 2001. The agreement permits the use of the Hallmark trademarks in the United States through August 30, 2003, under terms, which are similar to the terms applicable to the use of the Hallmark trademarks outside the United States by Crown Media International. As with Crown Media International’s trademark agreement with Hallmark Cards, the amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the “Hallmark Channel”. The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States’ network.

Tax Sharing Agreement

      Hallmark Entertainment has entered into a tax sharing agreement with us and certain of our subsidiaries (collectively, the Crown Group) that provides for tax sharing payments between Hallmark Entertainment and the Crown Group with respect to any consolidated, combined or unitary tax return filed after the closing of the initial public offering in which the Crown Group, or any member of the Crown Group, joins Hallmark Cards or certain of its subsidiaries (collectively, Hallmark Group). Such tax sharing payments are not made in respect of United States federal income taxes of the Crown Group because the Crown Group is not part of the Hallmark Cards affiliated group of corporations filing consolidated returns for United States federal income tax purposes.

      Under the tax sharing agreement, where the Hallmark Group and the Crown Group do file consolidated, combined or unitary tax returns, the Crown Group makes tax sharing payments to Hallmark Entertainment (or receives from Hallmark Entertainment) equal to the taxes (or tax refunds) that the Crown Group would have paid (or received) if it filed on a stand-alone basis. Such payments are computed based upon the Crown Group’s income, loss and other tax items after the day following the closing of the initial public offering.

      The Crown Group has appointed Hallmark Entertainment as its agent in connection with any tax return or proceeding involving both one or more members of the Hallmark Group and one or more members of the Crown Group for any pre-initial public offering or post-initial public offering period.

Corporate Opportunities Policy Established by Hallmark Entertainment

      The following is a description of a general policy adopted by the Hallmark Entertainment board of directors in connection with the stockholders agreement and our initial public offering. The policy provides that we will be the primary (but not exclusive) vehicle for the pursuit of corporate opportunities relating to the ownership and operation of pay television channels dedicated to family programming, “Pay Television Opportunities,” that are provided or otherwise made available to Hallmark Entertainment and its subsidiaries. However, Pay Television Opportunities do not include opportunities: (1) developed by or made available to any public company that is a subsidiary of Hallmark Entertainment or any of Hallmark Entertainment’s subsidiaries (other than us and our subsidiaries), (2) relating to the production or distribution of programming that is developed by, or provided or made available to, a subsidiary of Hallmark Entertainment that does not own or operate pay television channels dedicated to family programming and whose primary business is the production or distribution of programming, (3) arising out of or relating to Pay Television Opportunities that have been provided or made available to us but which we have determined not to pursue or have failed to pursue within the applicable time period reasonably specified by Hallmark Entertainment, or (4) that Hallmark Entertainment or any of its subsidiaries is legally or contractually obligated to provide or make available to a person other than us.

      Under the policy, we are not obligated to pursue any Pay Television Opportunity presented to us by Hallmark Entertainment. If we determine not to pursue or fail to pursue an opportunity, in each case within such time as Hallmark Entertainment may reasonably specify (taking into account the type and nature of the Pay Television Opportunity provided or made available) in its communication to us relating to such Pay Television Opportunity, then Hallmark Entertainment and its subsidiaries may pursue such Pay Television Opportunity.

      The policy became effective upon completion of the initial public offering. The policy automatically terminates upon the first to occur of: (1) Hallmark Entertainment and its subsidiaries ceasing to beneficially own, in the aggregate, at least a majority in voting power of our outstanding voting securities entitled to vote generally upon all matters submitted to common stockholders and (2) the third anniversary of the completion of the initial public offering.

      The policy provides that the Hallmark Entertainment board of directors is required to act in accordance with its fiduciary duties owed to Hallmark Entertainment and Hallmark Entertainment’s fiduciary duties, if any, to its subsidiaries in making all determinations in connection with the policy. With respect to any Pay Television Opportunity that may be subject to the policy and any obligation (fiduciary or otherwise) to one or more other subsidiaries, the Hallmark Entertainment board of directors will have discretion to determine, without reference to the policy, to which of us or such other subsidiary of Hallmark Entertainment such Pay Television Opportunity will be provided or made available. Notwithstanding anything set forth in the policy, Hallmark Entertainment will have no obligation to exercise any rights it may have as a stockholder, partner or member of any entity that is not a wholly owned subsidiary or to exercise any rights available to it under agreements with other stockholders, partners or members, in order to implement determinations under the policy. All determinations of the Hallmark Entertainment board of directors with respect to the Hallmark Entertainment policy and the interpretation of the Hallmark Entertainment policy are conclusive and binding.

      The policy further provides that Hallmark Entertainment’s board of directors from time to time may amend, modify or rescind the policy or adopt additional or other policies or make exceptions with respect to the application of the policy in connection with particular facts and circumstances, all as the Hallmark Entertainment board of directors may determine, consistent with its fiduciary duties and in accordance with the stockholders agreement.

Certain Business Relationships and Conflicts of Interest

      Hallmark Entertainment Holdings controls all of our outstanding shares of Class B common stock, representing approximately 90% of the voting power on all matters submitted to our stockholders, and also owns a substantial number of shares of Class A common stock. Hallmark Entertainment Holdings’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Class A common stock. As a result, the market price of our Class A common stock or our business could suffer.

      Hallmark Entertainment Holdings’ control relationship with us also could give rise to conflicts of interest, including:

•	conflicts between Hallmark Entertainment Holdings, as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

•	conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by Hallmark Entertainment Holdings or its other affiliates, on the other hand; or

•	conflicts related to existing or new contractual relationships between us, on the one hand, and Hallmark Entertainment Holdings and its affiliates, on the other hand.

      In addition, our directors, who are also officers or directors of Hallmark Entertainment Holdings or its affiliates, will have fiduciary duties, including duties of loyalty, to both companies and may have conflicts of interest with respect to matters potentially involving or affecting us. For example, Robert A. Halmi, Jr. is our Chairman of the Board and also a Director and President of Hallmark Entertainment Holdings, which could create potential conflicts of interest. As a result, it is possible that we may receive less favorable contractual terms from Hallmark Entertainment Holdings or its affiliates than if none of our officers or directors had any affiliation with Hallmark Entertainment Holdings or its affiliates.

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

      In the event that one of our directors or officers who is also a director or officer of Hallmark Cards acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both us and Hallmark Cards, that director or officer will have fully satisfied his or her fiduciary duty to us and our stockholders with respect to that corporate opportunity if that director or officer acts in a manner consistent with the following policy:

•	a corporate opportunity offered to any person who is one of our officers, and who is also a director but not an officer of Hallmark Cards, will belong to us;

•	a corporate opportunity offered to any person who is one of our directors but not one of our officers, and who is also a director or officer of Hallmark Cards, will belong to us if that opportunity is expressly offered to that person in his or her capacity as one of our directors, and otherwise will belong to Hallmark Cards; and

•	a corporate opportunity offered to any person who is one of our officers and an officer of Hallmark Cards will belong to us if that opportunity is expressly offered to that person in his or her capacity as one of our officers, and otherwise will belong to Hallmark Cards.

      For purposes of the policy:

•	a director who is our Chairman of the Board or Chairman of a committee of the Board will not be deemed to be one of our officers by reason of holding that position, unless that person is one of our full-time employees;

•	references to us shall mean us and all corporations, partnerships, joint ventures, associations and other entities in which we beneficially own, directly or indirectly, 50% or more of the outstanding voting stock, voting power, partnership interests or similar voting interests; and

•	the term “Hallmark Cards” means Hallmark Cards and all corporations, partnerships, joint ventures, associations and other entities, other than us, as we are defined in this paragraph, in which Hallmark Cards beneficially owns, directly or indirectly, 50% or more of the outstanding voting stock, voting power, partnership interests or similar voting interests.

      The foregoing provisions of our certificate of incorporation will expire on the date that Hallmark Cards ceases to own beneficially common stock representing at least 20% of the total voting power of all of our classes of outstanding capital stock and no person who is one of our directors or officers is also a director or officer of Hallmark Cards or any of its subsidiaries.

      Other than as disclosed above and under “— Stockholders Agreement and Registration Rights” and “— Corporate Opportunities Policy Established by Hallmark Entertainment”, there are no specific policies in place with respect to any conflicts that may arise. We expect conflicts to be resolved on a case-by-case basis, and in a manner consistent with applicable law.

Transactions With JP Morgan Chase Bank

      We have a credit agreement with a syndicate of banks lead by JP Morgan Chase Bank providing a secured line of credit and term loan of up to a total of $320.0 million due August 31, 2006. As part of this credit facility, JP Morgan Chase Bank has committed to lend to us up to $45.0 million. At December 31, 2001, JP Morgan Chase Bank had outstanding loans to us under the line of credit of $37.4 million. Each loan under the credit facility bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. We are required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. We paid a total of $262,000 in interest and $304,736 in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2001.

      JP Morgan Chase Bank serves as an indenture trustee for debentures issued by us to Crown Media Trust in connection with the issuance of preferred securities by Crown Media Trust in a private placement. JP Morgan Chase Bank serves as the property trustee under the trust creating the Crown Media Trust, which is one of several trustees of the Crown Media Trust, and also as the preferred guarantee trustee relating to our guarantee of the preferred securities issued by Crown Media Trust. Chase Manhattan Bank USA, National Association, an affiliate of JP Morgan Chase Bank, serves as the Delaware trustee of Crown Media Trust, which is a trustee with its principal place of business in the State of Delaware. We incurred fees and disbursements to JP Morgan Chase Bank and Chase Manhattan Bank USA, National Association for these trustee services during the year ended December 31, 2001, which will be paid during 2002.

      Arnold L. Chavkin, one of our directors, and JP Morgan Partners (BHCA), L.P., a beneficial owner of more than 5% of our outstanding Class A common stock, are related parties to JP Morgan Chase & Co. and its wholly-owned subsidiary, JP Morgan Chase Bank. JP Morgan Chase & Co. is a publicly-traded financial holding company. JP Morgan Partners (BHCA), L.P. is an indirect non-bank subsidiary of JP Morgan Chase & Co. JP Morgan Chase & Co. owns 100% of the sole general partner of JP Morgan Partners (BHCA), L.P., and also owns 100% of Chatham Ventures, Inc. which is the sole limited partner of JP Morgan Partners (BHCA), L.P. JPMP Master Fund Manager, L.P. is the sole general partner of JP Morgan Partners (BHCA), L.P. JPMP Capital Corp. is the sole general partner of JPMP Master Fund Manager, L.P., and limited partners of JPMP Master Fund Manager, L.P. are comprised of investment professionals, including Mr. Chavkin, and others. JPMP Capital Corp. is a 100% non-bank subsidiary of JP Morgan Chase & Co. JP Morgan Partners, LLC serves as the management company for the private equity organization of JP Morgan Chase & Co. and is known as JP Morgan Partners. JP Morgan Partners, LLC is an indirect 100% subsidiary of JP Morgan Chase & Co. and is a direct wholly-owned subsidiary of JPMP Capital Corp. JP Morgan Partners, LLC is the employer of JP Morgan Partners’ staff in New York City.

      Mr. Chavkin is an Executive Vice President of JP Morgan Partners, LLC, an Executive Vice President of JPMP Capital Corp. and one of the limited partners of JPMP Master Fund Manager, L.P. He is not an officer of JP Morgan Chase & Co. or JP Morgan Chase Bank. He also serves as an Executive Vice President or executive partner of certain domestic entities and global funds of various JP Morgan Partners related entities.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (A) List of Documents Filed as Part of This Report

           (1) Consolidated Financial Statements.

Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2000 and 2001
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 1999, 2000, and 2001
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 1999, 2000, and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000, and 2001

           (2) Exhibits

Index to Exhibits

Exhibit
Number		Exhibit Title

3.1	—	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/ A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).
3.2	—	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	—	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/ A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
4.1	—	Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.1	—	Second Amended and Restated Stockholders Agreement, dated August 31, 2001 (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).
10.2	—	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of December 31, 2001, by Hallmark Entertainment Holdings, Inc.
10.3	—	Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, by and among Crown Media Holdings, Inc., its Subsidiaries named therein, the Lenders named therein and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) as Administrative Agent and Issuing Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.4	—	Amendment No. 1, dated as of December 14, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.5	—	Amendment No. 2, dated as of December 31, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank.

Exhibit
Number		Exhibit Title

10.6	—	Subordination and Support Agreement dated August 31, 2001, among Crown Media Holdings, Inc., Hallmark Cards, Incorporated and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) as agent for the Lenders and the Issuing Bank referred to in the Credit Agreement (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.7	—	Amended and Restated Limited Guarantee Agreement and Acknowledgement, dated as of August 31, 2001 as amended and restated as of December 14, 2001, made by Hallmark Cards, Incorporated in favor of JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as agent on behalf of the Lenders and the Issuing Bank.
10.8	—	Hallmark Inducement Agreement dated August 31, 2001, between Hallmark Entertainment, Inc. and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) in its capacity as agent under the credit agreement (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.9	—	Securities Purchase Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc., Crown Media Trust and the Investors Named Therein (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.10	—	Contingent Appreciate Certificate Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc. and the Holders Named Therein (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.11	—	Indenture, dated as of December 17, 2001, by and between Crown Media Holdings, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.12	—	Preferred Securities Guarantee Agreement, dated as of December 17, 2001, by and between Crown Media Holdings, Inc., as Guarantor, and JPMorgan Chase Bank, as Preferred Guarantee Trustee (previously filed as Exhibit 10.6 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.13	—	Subordination and Support Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc., Obligor, Crown Media Trust, Hallmark Cards, Incorporated, JPMorgan Chase Bank, Indenture Trustee, and the holders of Certificates identified therein (previously filed as Exhibit 10.7 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.14	—	Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC, and Crown Media International, Inc.
10.15	—	Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC (formerly known as Odyssey Holdings, LLC).
10.16	—	Amended and Restated Trademark License Agreement, dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Crown Media International, Inc. (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10.17	—	Amended and Restated Trademark License Agreement (UK), dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Hallmark Entertainment Limited (formerly known as Hallmark Entertainment Networks (UK) Ltd.) (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated by reference herein).
10.18	—	Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001, and incorporated herein by reference.)

Exhibit
Number			Exhibit Title

10.19		—	Security Agreement, dated as of August 1, 1999, by and between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and Hallmark Cards, Incorporated (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.20		—	Security Agreement, dated as of March 27, 2001, by and between Odyssey Holdings, LLC (now known as Crown Media United States, LLC) and Hallmark Licensing, Inc.
10.21		—	Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.22		—	Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001.
10.23		—	Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference.)
10.24		—	Amended and Restated Intercompany Service Agreement, dated as of January 1, 2000, between Crown Media Holdings, Inc. and Hallmark Cards, Incorporated (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10	.25*	—	Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).
10.26		—	Program License Agreement, dated as of November 13, 1998, between National Interfaith Cable Coalition, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.17 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.27		—	Purchase and Sale Agreement, dated April 10, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, LLC (previously filed as Appendix A to definitive proxy materials filed on May 7, 2001, and incorporated by reference herein).
10.28		—	Service Agreement, dated September 28, 2001, by and between Hallmark Entertainment, Inc. and Crown Media Holdings, Inc., as assigned to Crown Media Distribution, LLC, pursuant to letter dated December 14, 2001.
10.29		—	Registration Rights Agreement, dated as of September 28, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, as amended by assignments dated September 28, 2001 and December 31, 2001.
10.30		—	Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.31		—	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.32		—	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.33		—	Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).

Exhibit
Number			Exhibit Title

10.34		—	Lease, dated as of June 1, 1998, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.20 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.35		—	First Amendment to Lease, dated as of March 23, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.36		—	Second Amendment to Lease, dated as of August 17, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.22 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.37		—	Third Amendment to Lease, dated as of September 26, 2000, by and between High Pointe 1 Development Group L.L.C. and Crown Media International, Inc. (formerly known as Hallmark Entertainment Network, Inc.) (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).
10.38		—	Fourth Amendment to Lease, dated as of February 6, 2001, by and between High Pointe 1 Development Group, L.L.C. and Crown Media Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated by reference herein).
10.39		—	Fifth Amendment to Lease, dated as of February 12, 2002, by and between High Pointe 1 Development Group LLC and Crown Media International, Inc.
10.40		—	Guaranty of Lease Obligations, dated June 1, 1998, by Hallmark Entertainment, Inc. for High Pointe I Development Group L.L.C. (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10	.41*	—	Employment Agreement, dated as of September 18, 2001, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).
10	.42*	—	Employment Agreement, dated as of July 5, 2000, between Crown Media Holdings, Inc. and Chris Moseley (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10	.43*	—	Employment Agreement, dated as of October 25, 2000, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10	.44*	—	Employment Agreement, dated as of January 1, 2001, by and between Crown Media Holdings, Inc. and William Aliber.
10	.45*	—	Employment Agreement, dated as of September 19, 2000, by and between Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) and Paul FitzPatrick.
10	.46*	—	Employment Agreement, dated as of September 25, 2001, by and between Crown Media United States, LLC and Lana Corbi.
10	.47*	—	Employment Agreement, dated as of December 20, 2001, by and between Crown Media International, Inc. and Russel H. Givens, Jr.
10	.48*	—	Separation Agreement, dated January 28, 1999, between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and George Stein (previously filed as Exhibit 10.29 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10.49	—	$50,000,000 Promissory Note, dated July 10, 2001, made by Crown Media Holdings, Inc. in favor of HC Crown Corporation (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference).
10.50	—	$75,000,000 Promissory Note, dated December 14, 2001, made by Crown Media Holdings, Inc., Crown Media International, Inc. and Crown Media United States, LLC in favor of HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.51	—	$150,000,000 Irrevocable Standby Letter of Credit No. TS-07001786, dated October 3, 2001, issued by Credit Suisse First Boston, in favor of the Crown Media Holdings, Inc.
10.52	—	Reduction Certificate to $150,000,000 Irrevocable Standby Letter of Credit, dated December 21, 2001.
21.1	—	List of our Subsidiaries.
23.1	—	Consent of Arthur Andersen LLP.
99.1	—	Crown Media Holdings letter regarding representation by Arthur Andersen LLP.

*	Management contract or compensating plan or arrangement.

      (B) Reports on Form 8-K

           During the quarter ended December 31, 2001, we filed the following Form 8-K reports:

•	Report filed October 3, 2001 (dated September 28, 2001) regarding Item 2 and Item 5;

•	Report filed October 26, 2001 (dated October 25, 2001) regarding Item 5 and;

•	Report filed December 18, 2001 (dated December 17, 2001) regarding Item 5.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

By:	/s/ DAVID J. EVANS

David J. Evans
President and Chief Executive Officer

March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. EVANS David J. Evans	Director and Principal Executive Officer	March 29, 2002

/s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial and Accounting Officer	March 29, 2002

/s/ WILFORD V. BANE, JR. Wilford V. Bane, Jr.	Director	March 29, 2002

/s/ ARNOLD L. CHAVKIN Arnold L. Chavkin	Director	March 29, 2002

/s/ ROBERT J. DRUTEN Robert J. Druten	Director	March 29, 2002

/s/ DONALD J. HALL, JR. Donald J. Hall, Jr.	Director	March 29, 2002

/s/ ROBERT A. HALMI, JR. Robert A. Halmi, Jr.	Director	March 29, 2002

/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr.	Director	March 29, 2002

/s/ DAVID B. KOFF David B. Koff	Director	March 29, 2002

/s/ PETER A. LUND Peter A. Lund	Director	March 29, 2002

/s/ JOHN P. MASCOTTE John P. Mascotte	Director	March 29, 2002

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1999, 2000, and 2001
(In thousands)

	Balance	Additions
	at	Charged to	Write-Offs
	Beginning	Costs and	of Accounts	Balance at
Description	of Period	Expenses	Receivable	End of Period

Allowance for doubtful accounts
1999	$71	$672	$48	$695
2000	695	3,440	1,218	2,917
2001	2,917	5,635	1,191	7,361

(This page intentionally left blank)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Crown Media Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Denver, Colorado

January 25, 2002 (except with respect to certain
matters discussed in Note 17, as to which the
date is February 20, 2002).

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2000	2001

	(In thousands,
	except per share amounts)
ASSETS

Cash and cash equivalents	$34,274	$13,859
Cash in escrow	—	111,625
Accounts receivable, less allowance for doubtful accounts of $2,917 and $7,361, respectively	18,159	29,911
Program license fees — affiliates, net of accumulated amortization	20,107	12,199
Program license fees — non-affiliates, net of accumulated amortization	24,908	35,425
Subtitling and dubbing, net of accumulated amortization	1,525	2,584
Prepaids and other assets	3,181	11,364

Total current assets	102,154	216,967
Restricted cash	340	340
Accounts receivable, net of current portion	3,074	6,253
Program license fees — affiliates, net of current portion	73,654	60,679
Program license fees — non-affiliates, net of current portion	41,736	33,219
Subtitling and dubbing, net of current portion	4,227	4,795
Film assets, net of accumulated amortization	—	808,138
Subscriber acquisition fees, net of accumulated amortization	29,670	126,965
Property and equipment, net of accumulated depreciation	31,067	43,882
Investment in/advances to unconsolidated entity	611	—
Goodwill, net of accumulated amortization	240,141	314,033
Debt issuance costs, net of accumulated amortization	—	8,760
Prepaids and other assets, net of current portion	3,404	2,327

Total assets	$530,078	$1,626,358

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	As of December 31,

	2000	2001

	(In thousands,
	except per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$26,027	$38,842
Subscriber acquisition fees payable	27,770	23,020
License fees payable to affiliates	82,571	—
License fees payable to non-affiliates	26,869	33,088
Payables to affiliates	7,023	5,952
Notes and interest payable to HC Crown	37,549	—
JP Morgan Chase credit facility and interest payable	—	111,905
Capital lease obligation	—	1,318
Deferred programming revenue	713	1,316

Total current liabilities	208,522	215,441
Accrued liabilities, net of current portion	18	934
Subscriber acquisition fees payable, net of current portion	—	5,262
License fees payable to affiliates, net of current portion	27,309	62,299
License fees payable to non-affiliates, net of current portion	22,421	23,127
JP Morgan Chase credit facility, net of current portion	—	151,438
Capital lease obligation, net of current portion	—	10,723
Convertible debt	—	43,733
Derivative liability	—	12,495
Payable to Hallmark Entertainment Holdings	—	52,052
Payable to Hallmark Entertainment, Inc.	—	47,948

Total liabilities	258,270	625,452
COMMITMENTS AND CONTINGENCIES
GUARANTEED PREFERRED BENEFICIAL INTEREST IN CROWN MEDIA TRUST’S DEBENTURES	—	199,040
PREFERRED MINORITY INTEREST	25,000	25,000
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 150,000,000 and 200,000,000 shares authorized; issued shares of 34,730,505 and 73,913,395, respectively; outstanding shares of 29,352,784 and 73,488,395 as of December 31, 2000 and 2001, respectively	294	735
Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,670,422 as of December 31, 2000 and 2001, respectively	307	307
Paid-in capital	496,697	1,256,754
Accumulated other comprehensive loss	(12)	(620)
Accumulated deficit	(250,478)	(480,310)

Total stockholders’ equity	246,808	776,866

Total liabilities and stockholders’ equity	$530,078	$1,626,358

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,

	1999	2000	2001

	(In thousands,
	except per share amounts)
Revenues:
Subscriber fees	$27,670	$47,921	$66,537
Advertising	1,729	13,972	32,493
Advertising by Hallmark Cards	—	2,044	5,020
Licensing fees	—	—	2,267
Management and other fees	2,510	2,879	740

Total revenues	31,909	66,816	107,057
Cost of Services:
Programming costs:
Affiliates	12,331	31,307	55,027
Non-affiliates	10,452	18,933	62,158
Amortization of film library	—	—	3,533
Operating costs	18,796	40,444	65,134

Total cost of services	41,579	90,684	185,852
Selling, general and administrative expenses	22,851	51,791	87,065
Marketing expenses	3,426	21,280	34,809
Amortization of goodwill	—	8,639	20,032

Loss from operations	(35,947)	(105,578)	(220,701)
Equity in net losses of unconsolidated entities	(18,992)	(9,328)	(655)
Guaranteed preferred beneficial accretion and interest expense	—	—	(1,428)
Interest income (expense), net	798	523	(10,392)

Net loss before income taxes	(54,141)	(114,383)	(233,176)
Income tax (provision) benefit	(2,556)	(1,743)	3,344

Net loss	$(56,697)	$(116,126)	$(229,832)

Other comprehensive loss:
Loss on fair value of derivative	—	—	(204)
Foreign currency translation adjustment	—	(12)	(404)

Comprehensive loss	$(56,697)	$(116,138)	$(230,440)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	32,989	50,786	74,691

Net loss per share, basic and diluted	$(1.84)	$(2.32)	$(3.08)

The accompanying notes are an integral part of these

consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated		Total
		Class A		Class B		Other		Stockholders’
	Class A	Common	Class B	Common	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Stock	Shares	Stock	Capital	Loss	Deficit	(Deficit)

	(In thousands)
Balances, December 31, 1998	—	$—	28,830	$288	$51,836	$—	$(72,321)	$(20,197)
Hallmark Entertainment capital contribution related to investment in Crown Media United States	—	—	1,227	12	17,765	—	—	17,777
Accretion related to predecessor Class B common stock subject to put and call	—	—	—	—	—	—	(3,850)	(3,850)
Net loss	—	—	—	—	—	—	(56,697)	(56,697)

Balances, December 31, 1999	—	—	30,057	300	69,601	—	(132,868)	(62,967)
Hallmark Entertainment, Inc. capital contribution related to investment in Crown Media United States	—	—	613	7	8,882	—	—	8,889
Accretion related to predecessor Class B common stock subject to put and call	—	—	—	—	—	—	(1,484)	(1,484)
Conversion of JP Morgan Chase predecessor Class B common stock to Class A common stock	3,837	38	—	—	62,896	—	—	62,934
Issuance of Class A common stock in connection with the initial public offering	10,000	100	—	—	125,251	—	—	125,351
Issuance of Class A common stock in connection with the acquisition of Crown Media United States	15,493	155	—	—	216,746	—	—	216,901
Issuance of stock for exercise of options	23	1	—	—	193	—	—	194
Stock-based compensation	—	—	—	—	13,128	—	—	13,128
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(116,126)	(116,126)

Balances, December 31, 2000	29,353	294	30,670	307	496,697	(12)	(250,478)	246,808
Issuance of Class A common stock in connection with the EM.TV transaction	5,378	53	—	—	85,766	—	—	85,819
Issuance of Class A common stock in connection with the DirecTV transaction	5,360	54	—	—	80,081	—	—	80,135
Issuance of Class A common stock in connection with the library transaction	33,320	333	—	—	591,899	—	—	592,232
Issuance of stock for exercise of options	77	1	—	—	806	—	—	807
Stock-based compensation	—	—	—	—	1,505	—	—	1,505
Foreign currency translation adjustment	—	—	—	—	—	(404)	—	(404)
Loss on fair value of derivative	—	—	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	—	—	(229,832)	(229,832)

Balances, December 31, 2001	73,488	$735	30,670	$307	$1,256,754	$(620)	$(480,310)	$776,866

The accompanying notes are an integral part of these

consolidated statements of stockholders’ equity (deficit).

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1999	2000	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,697)	$(116,126)	$(229,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	—	5	740
Amortization and depreciation	29,340	66,562	152,615
Accretion on guaranteed preferred beneficial interest	—	—	1,428
Accretion on convertible debt	—	—	859
Provision for allowance for doubtful accounts	672	3,440	5,638
Equity in net losses of unconsolidated subsidiaries	17,343	9,328	655
Deferred and stock-based compensation	6,806	13,128	1,505
Provision for deferred taxes	1,600	—	(5,320)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,214)	(13,137)	(20,463)
Additions to program license fees	(21,184)	(105,151)	(95,629)
Increase in subtitling and dubbing	(2,596)	(3,278)	(4,644)
Additions to subscriber acquisition fees	—	(8,462)	(30,187)
(Increase) decrease in prepaids and other assets	844	(2,606)	(8,222)
Increase (decrease) in accounts payable and accrued liabilities	(3,774)	32,966	21,503
Increase in interest payable	49	700	187
Increase in subscriber acquisition fees payable	—	560	512
Increase (decrease) in affiliate license fees payable	4,361	20,563	(36,613)
Decrease in payables to affiliates	—	(2,220)	(1,071)
Increase (decrease) in deferred programming revenue	(2,632)	(1,536)	603

Net cash used in operating activities	(29,082)	(105,264)	(245,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,569)	(22,809)	(11,150)
Proceeds from disposition of property and equipment	—	117	518
Investment in the Kermit Channel	(5,094)	(4,318)	—
Other investments in and issuance of note receivable	—	(180)	—
Cash acquired from the purchase of Crown Media United States	—	13,055	—
Acquisition of H&H Programming — Asia, net of cash acquired	—	—	(690)
Proceeds from note receivable from Hallmark Entertainment	25,000	—	—

Net cash provided by (used in) investing activities	17,337	(14,135)	(11,322)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,

	1999	2000	2001

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	—	125,351	54
Proceeds from the issuance of common stock due to exercise of stock options	—	194	807
Proceeds from the issuance of predecessor common stock	20,000	10,000	—
Proceeds from the issuance of trust preferred securities	—	—	251,625
Borrowings from HC Crown note payable	12,733	24,138	116,220
Borrowings from JP Morgan Chase credit facility	—	—	263,070
Payments on borrowings on HC Crown note payable	—	—	(153,021)
Payments on borrowings from JP Morgan Chase credit facility	—	—	(123,763)
Payments on Crown Media United States note payable	(20,000)	(10,000)	—
Increase in cash in escrow	—	—	(111,625)
Debt issuance costs	—	—	(5,467)
Principal payments under capital lease obligation	—	—	(1,211)

Net cash provided by financing activities	12,733	149,683	236,689
Effect of exchange rate changes on cash	—	125	(46)

Net increase (decrease) in cash and cash equivalents	988	30,409	(20,415)
Cash and cash equivalents, beginning of period	2,877	3,865	34,274

Cash and cash equivalents, end of period	$3,865	$34,274	$13,859

Supplemental disclosure of cash and non-cash activities:
Interest paid	$21	$3,039	$6,393
Income taxes paid	$956	$1,743	$1,976
Accretion related to predecessor Class B common stock subject to put and call	$3,850	$1,484	$—
Stock-based compensation	$—	$13,128	$1,505
Conversion of predecessor Class B common stock to Class A common stock	$—	$62,934	$—
Asset acquired through capital lease obligation	$—	$—	$13,252
Asset acquired through exchange	$—	$—	$1,132
Change in fair value of derivative asset	$—	$—	$204
Purchase of Crown Media United States and H&H Programming — Asia, net of cash acquired:
Accounts receivable and other assets	$—	$12,571	$1,622
Program license fees	—	84,079	2,678
Subscriber acquisition fees	—	24,422	—
Goodwill	—	248,780	93,924
Accounts payable and other liabilities	—	18,951	3,227
Subscriber acquisition fees payable	—	27,210	—
JP Morgan Chase credit facility	—	—	3,100
Affiliate license fees payable	—	64,317	5,388
Preferred minority interest	—	25,000	—
Issuance of Class A common stock	—	216,901	85,819

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,

	1999	2000	2001

	(In thousands)
Purchase of film assets:
Film assets	$—	$—	$810,928
Accounts receivable	—	—	4,651
Receivable from affiliate	—	—	1,515
Deferred tax asset valuation allowance reduction	—	—	95,314
Derivative asset	—	—	458
Payables to affiliates	—	—	100,000
JP Morgan Chase credit facility	—	—	120,000
Deferred tax liability	—	—	100,634
Issuance of Class A common stock	—	—	592,232
Subscriber acquisition and other fees:
Subscriber acquisition and other fees	$—	$—	$80,081
Issuance of Class A common stock	—	—	80,081

The accompanying notes are an integral part of these

consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 1999, 2000 and 2001

1.     Business and Organization

Organization

      Crown Media Holdings (or the “Company”), through its subsidiaries, owns and operates pay television channels dedicated to high quality, broad appeal, entertainment programming, in the United States and in various countries throughout the world. Internationally, the Hallmark Channel (formerly known as the Hallmark Entertainment Network) is operated and distributed in approximately 110 international countries by Crown Media International, which commenced operations as a Delaware corporation in June 1995, and in the United Kingdom by Crown Entertainment. Domestically, the Hallmark Channel (formerly known as the Odyssey Channel) is operated and distributed by Crown Media United States, which commenced operations as a limited liability company in July 1995. Significant investors in Crown Media Holdings include Hallmark Entertainment, Inc. (“Hallmark Entertainment”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), Liberty Media Corp. (“Liberty Media”), the National Interfaith Cable Coalition (“NICC”), J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”), and DirecTV Enterprises, Inc. (“DirecTV”).

      Crown Media Holdings was established as a holding company with no material assets, liabilities, contingent liabilities or operations prior to the completion of our reorganization and initial public offering on May 9, 2000. Therefore, for the periods prior to May 9, 2000, for financial reporting purposes, we are reporting the assets, liabilities and results of operations of Crown Media International, because Crown Media Holdings and Crown Media International were entities under common control before and after the reorganization.

      On May 9, 2000, Crown Media Holdings completed a reorganization in which all of Crown Media Holdings’ outstanding shares were exchanged for 100% of Crown Media International and 77.5% of the common interests in Crown Media United States, consisting of 22.5% held by Crown Media International, 32.5% by Liberty Media and 22.5% by NICC. Our consolidated financial statements include the assets and liabilities of Crown Media International at their historical carrying values since both Crown Media Holdings and Crown Media International were entities under common control before and after the reorganization. The accompanying consolidated financial statements also include the assets and liabilities and results of operations of Crown Media Holdings’ other direct and indirect, wholly and majority-owned subsidiaries. The interests in Crown Media United States acquired from Liberty Media and NICC are included in our consolidated financial statements at their fair value using purchase accounting as of the date of the reorganization. In conjunction with the reorganization, Crown Media Holdings completed its initial public offering of 10,000,000 shares of Class A common stock at $14 per share. The net proceeds from this offering, after expenses and underwriting discounts and commissions, were approximately $125.4 million.

      Crown Media International’s 50% interest in H&H Programming — Asia, which operated The Kermit Channel until December 2000, was treated as an equity investment until March 15, 2001, in Crown Media Holdings’ consolidated financial statements. On March 15, 2001, Crown Media Holdings acquired from The Jim Henson Company, Inc. (“The Jim Henson Company”) the remaining 22.5% common interests in Crown Media United States and the remaining 50% interest in H&H Programming — Asia that we did not previously own. In consideration for these ownership interests, we issued approximately 5.4 million shares of our Class A common stock, with a then market value of approximately $85.8 million, to The Jim Henson Company. The acquisition was recorded at fair value using purchase accounting as of March 15, 2001. In connection with this acquisition, we and the parent company of The Jim Henson Company, entered into a license agreement providing for our use of family programming of that parent company on our channels; this license agreement was later significantly revised in 2001.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity

      In connection with our growth strategy, we expect that we will continue to make significant investments in programming, distribution and technology, as well as additional investments in infrastructure and facilities. The Company’s principal sources of funds are expected to be cash generated from operations (before interest), cash on hand and available borrowings under the credit facility and the HC Crown line of credit. The credit facility and the preferred securities contain certain provisions that by their terms limit Crown Media Holdings and/or its subsidiaries’ ability to, among other things, incur additional debt. The Company’s principal uses of funds are expected to be the payment of operating expenses (including but not limited to licensing programming from third parties), working capital, capital expenditure requirements, and debt service payments.

      The Company’s financial position and operations have changed significantly during 2001. Substantial revenue producing assets were acquired through the issuance of debt and stock. In March 2001, we acquired 22.5% of Crown Media United States and 50% of H&H Programming-Asia for approximately $85.8 million in stock. In August 2001, we issued $80.1 million of common stock for additional carriage on a cable system. In September 2001, we acquired approximately 700 films for $592.0 million in common stock and assumption of $220.0 million of debt. The expectation is that these additional assets will provide substantial revenue for the foreseeable future. Our continuing use of cash in operations has resulted in several new financings. In September 2001, we established a bank credit facility of $285.0 million, which was subsequently increased in December 2001, to $320.0 million. In December 2001, we also issued $265.0 million of preferred securities in a private placement transaction. After reducing existing debt with a majority of the proceeds from the private placement, we had an available cash balance of $13.9 million at December 31, 2001. In addition, as of January 25, 2002, we have $147.9 million available under the bank credit facility and $75.0 million available under the HC Crown line of credit. We believe that this available credit, together with cash generated from operations and cash on-hand, will be sufficient for our liquidity needs through at least March 31, 2003.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the consolidated accounts of Crown Media Holdings and those of its wholly owned and majority-owned and controlled subsidiaries. Historically, we held investments in entities that were not majority-owned and controlled by Crown Media Holdings, which were accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      Crown Media Holdings considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of Crown Media Holdings’ cash equivalents approximates cost at each balance sheet date.

Cash in Escrow

      Crown Media Holdings placed $111.6 million of proceeds from its private placement transaction in an escrow account until certain current borrowings matured on January 7, 2002. Use of these proceeds was restricted by our bank credit facility and were used on January 7, 2002, to reduce amounts under the bank credit facility.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

      Restricted cash includes amounts deposited to secure letters of credit in accordance with certain lease agreements.

Subscriber Acquisition Fees

      Crown Media United States has distribution agreements with eight of the top nine largest United States pay television distributors based on number of subscribers, which carry the Hallmark Channel on some of their cable, satellite, terrestrial television, or satellite master antenna television systems. Crown Media United States is obligated to pay subscriber acquisition fees, if certain subscriber levels are met, as defined in certain of these agreements, or in order to obtain carriage of the Hallmark Channel by those distributors.

      Subscriber acquisition fees are amortized over the life of the distribution agreements and such amortization is a reduction of subscriber fees revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the amortization is included as a component of operating expense. Crown Media Holdings assesses the recoverability of these costs periodically and whenever events or changes in distributor relationships occur or other indicators would suggest an impairment.

      Subscriber acquisition and other fees are comprised of the following:

	2000	2001

	(In thousands)
Balance at cost, January 1	$—	$32,884
Acquired through purchase of Crown Media United States	24,422	—
Additions due to distribution agreements	8,462	110,269

Subscriber acquisition and other fees, at cost, December 31	32,884	143,153
Accumulated amortization	(3,214)	(16,188)

Subscriber acquisition and other fees, net	$29,670	$126,965

      As of December 31, 2000 and 2001, the consolidated balance sheets also reflected subscriber acquisition fees payable of $27.8 million and $28.3 million, respectively. During 2000 and 2001, Crown Media United States made cash payments of $8.5 million and $26.4 million, respectively, reducing subscriber acquisition fees payable. Additionally, $80.1 million of common stock was issued in exchange for distribution rights during 2001 (see note 10). Currently, Crown Media United States is committed to current payments of $22.0 million in first quarter 2002, $1.0 million in second quarter 2002, and a future payment of $5.3 million for subscriber acquisition fees.

Program License Fees

      Program license fees are payable in connection with the acquisition of the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, Financial Reporting by Broadcasters, program rights are deferred and then amortized on a straight-line basis over their license periods (the “airing windows”) or anticipated usage, whichever is shorter. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs versus the revenues directly associated with the programming and related expenses. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss.

      SFAS No. 63 also requires an entity providing programming to report an asset and liability for the rights licensed under a programming agreement only when the license period begins and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both assets and

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities of $122.2 million and $81.7 million as of December 31, 2000 and 2001, respectively, related to committed program license fees payable to Hallmark Entertainment Distribution and other third parties with airing windows to begin subsequent to period-end.

Subtitling and Dubbing

      Subtitling and dubbing costs represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties, the program’s estimated life (in the case of programming licensed from Hallmark Entertainment Distribution) or 10 years. Accumulated amortization related to subtitling and dubbing as of December 31, 2000 and 2001, was $2.9 million and $4.9 million, respectively.

Capitalized Leases

      Noncancellable leases, which meet the criteria of capital leases, are capitalized as assets and amortized over the lease term, using the interest method.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation of property and equipment are provided by the straight-line method over the estimated useful lives of the respective assets, ranging from three to eight years. Leasehold improvements are amortized over the life of the lease. When property is sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in income. The costs of normal maintenance and repairs are charged to expense when incurred.

Accounting for Trust Preferred Securities

      Crown Media Holdings formed a special-purpose entity, Crown Media Trust in December 2001. Crown Media Trust loaned the proceeds from its sales of units of preferred securities to Crown Media Holdings. This loan was designed so that interest and principal payments match the dividend and any redemption requirements on the preferred securities issued by Crown Media Trust. Interest received by Crown Media Trust from Crown Media Holdings funds distributions to the investors of the preferred securities.

      Crown Media Holdings consolidates Crown Media Trust in accordance with Accounting Research Bulletin 51, Consolidated Financial Statements, and SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. Crown Media Holdings owns 100% of the common equity in Crown Media Trust. The preferred securities include terms that allow the holder to earn a return above the stated dividend rate on the securities under certain conditions. Based on calculations using cash flows and Black-Scholes models, a portion of the preferred securities have been allocated and classified in Crown Media Holdings’ balance sheet as guaranteed preferred beneficial interests in Crown Media Trust’s debentures (mezzanine minority interest) and a portion has been classified as convertible debt. Issuance costs related to the guaranteed preferred beneficial interests portion were netted against the guaranteed preferred beneficial interests and accreted as additional minority interest in earnings. Issuance costs related to the convertible debt portion were recorded as a “deferred debt issuance costs” asset and amortized as additional interest expense. See Note 9 for additional discussion of the terms and related accounting for the preferred securities and Crown Media Holdings’ related subordinated debentures.

      Crown Media Holdings is aware of recent accounting exposure drafts, which may cause the Company to reclassify its guaranteed preferred beneficial interests in Crown Media Trust’s debentures as convertible debt if

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these drafts are adopted. Changing the classification of our preferred securities from guaranteed preferred beneficial interests to convertible debt could significantly impact the Company’s financial statements.

Revenue Recognition

      Subscriber fees from pay television distributors are recognized as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs.

      Advertising revenues are recognized as earned in the period in which the advertising commercials or infomercials are telecast. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

      Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon Crown Media Holdings’ historical practice of receiving cash for similar advertisements from buyers unrelated to the other party in the current barter transaction. When the barter advertising revenue does not meet the requirements of Emerging Issues Task Force (“EITF”) No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. For the years ended December 31, 2000 and 2001, revenue from advertising barter transactions equaled the corresponding barter expenses and were $2.2 million and $2.0 million, respectively, and were included as a component of both advertising revenue and marketing expenses in the accompanying consolidated statements of operations. No barter revenue or related barter expense was recorded for the year ended December 31, 1999.

      Revenue from television and distribution licensing agreements is recognized when the film is available for exhibition by the licensee, the license fee is known, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Payments received from licensees prior to the availability of a film are recorded as deferred revenue. Long-term receivables arising from licensing agreements are recorded at their net present value.

      Revenues from foreign sources for the years ended December 31, 1999, 2000 and 2001, represented 92%, 69%, and 61% respectively, of total revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Argentina, Australia, India, Malaysia, Mexico, Philippines, Poland, Singapore, South Africa, South Korea, Taiwan, and the United Kingdom, during all periods presented.

Cost of Services

      Cost of services includes programming distribution expenses and amortization of program license fees, subtitling and dubbing.

Film Assets

      The Company amortizes its film assets based on recognized revenue in the case of sales to third parties, using projections of sales to third parties for 10 years in determining the amortization amount for any sale to a third party, and based on a 10-year amortization for anticipated internal use of the film assets. Our projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition and is the same time period used in an initial, external valuation of our film assets at the time of purchase. The film assets are also reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable and at least annually. At least annually, the Company is also required by its debt covenants to have an external review of the film assets valuation.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interest

      The minority interest in the net income or loss of Crown Media Holdings’ non-wholly owned, consolidated subsidiaries is insignificant (with the exception of Crown Media Trust) and therefore not separately reflected in the accompanying consolidated financial statements. To the extent the minority interest in the net losses of Crown Media Holdings’ consolidated subsidiaries exceeds the minority investment in those subsidiaries, such excess losses are charged to Crown Media Holdings. See note 5 for a discussion of minority interest related to the preferential interest in Crown Media United States.

Taxes on Income

      Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Crown Media Holdings’ consolidated financial statements or tax returns. In estimating future tax consequences, Crown Media Holdings generally considers all expected future events other than changes in the tax law or rates.

Comprehensive Loss

      Crown Media Holdings reports all changes in equity that result from transactions and other economic events other than transactions with owners in their capacity as owners as comprehensive income (loss). No tax benefit has been provided on the foreign currency translation loss component for any period.

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

Net Loss Per Share

      Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 4.1 million and 6.9 million stock options for the years ended December 31, 2000 and 2001, respectively, have been excluded from the calculations below because their effect would have been anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. No stock options were outstanding for the year ended December 31, 1999.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The computation of basic and diluted net loss per share consists of the following:

	Years Ended December 31,

	1999	2000	2001

	(In thousands, except per share amounts)
Net loss	$(56,697)	$(116,126)	$(229,832)
Accretion related to predecessor Class B common stock subject to put and call through May 9, 2000	(3,850)	(1,484)	—

	$(60,547)	$(117,610)	$(229,832)

Denominator:
Weighted average common shares outstanding(1)	32,989	50,786	74,691

Net loss per share:
Basic and diluted loss per share	$(1.84)	$(2.32)	$(3.08)

(1)	Number of shares recalculated to include initial public offering shares.

Stock-Based Compensation

      SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, issued in March 2000. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Derivative Financial Instruments

      On January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded as a component of other comprehensive income (loss) and recognized in earnings when the hedged transaction is recognized in earnings. Any ineffective portion (representing the extent that the change in fair value of the hedges does not completely offset the change in the anticipated net payments being hedged) is recognized in earnings as it occurs. There was no cumulative effect recognized for adopting this accounting change.

      The Company formally designates and documents each financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. The Company also formally assesses upon inception, and quarterly thereafter, whether the financial instruments used in hedging transactions are effective in offsetting changes in the fair value or cash flows of the hedged items.

      The Company uses derivative financial instruments, primarily forward foreign exchange contracts, to reduce the exposure of adverse effects of fluctuating foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. The unrecognized

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) on the revaluation of forward currency contracts is recognized in cost of sales upon expiration of the contract. Throughout 2001, the Company entered into these contracts with a counterparty that is a major financial institution, and accordingly, the Company believes that the risk of counterparty nonperformance is remote. The amount of the hedges’ ineffectiveness as of December 31, 2001, recorded in the consolidated statement of operations, was not significant.

      See note 9 for a discussion of the derivative liability related to the private placement transaction.

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

Recently Issued Accounting Pronouncements

      In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of SFAS No. 125. SFAS No. 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS No. 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS No. 140 is effective for the transfer of financial assets occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material effect on Crown Media Holdings financial statements.

      Crown Media Holdings adopted Statement of Position 00-2, Accounting by Producers and Distributors of Films (“SOP 00-2”) on September 28, 2001, in conjunction with the purchase of the film assets. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets.

      In April 2001, the FASB’s EITF reached a final consensus EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products (“EITF 00-25”), which was codified in EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Including a Reseller of the Vendor’s Products) in November 2001. EITF 01-9 will be effective for Crown Media Holdings in the first quarter of 2002. EITF 01-9 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. While Crown Media Holdings is in the process of evaluating the overall impact of EITF 01-9 on its consolidated financial statements, it is not expected that EITF 01-9 will have a significant impact on Crown Media Holdings’ consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for Crown Media Holdings in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Crown Media Holdings is in the process of quantifying the anticipated impact of adopting the provisions of SFAS 142, which is expected to be significant.

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

3.     Program license fees

      Program license fees are comprised of the following:

	As of December 31,

	2000	2001

	(In thousands)
Program license fees — Hallmark Entertainment Distribution	$107,028	$103,539
Program license fees — NICC	—	287
Program license fees — other affiliates	10,622	13,821
Program license fees — non-affiliates	73,994	93,795
Prepaid program license fees	6,870	6,750

Program license fees, at cost	198,514	218,192
Accumulated amortization	(38,109)	(76,670)

Program license fees, net	$160,405	$141,522

      On May 9, 2000, Crown Media Holdings acquired $84.1 million of program license fees as part of its acquisition of Crown Media United States.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      License fees payable are comprised of the following:

	As of December 31,

	2000	2001

	(In thousands)
License fees payable — Hallmark Entertainment Distribution	$109,859	$62,299
License fees payable — other affiliates	21	—
License fees payable — non-affiliates	49,290	56,215

License fees payable	$159,170	$118,514

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

      Crown Media United States licensed programming for distribution in the United States from The Jim Henson Company under a program license agreement, dated November 13, 1998. Under this program agreement, Crown Media United States generally licensed made-for-television movies and miniseries owned or controlled by The Jim Henson Company, as well as all programming produced by or on behalf of The Jim Henson Company for Crown Media United States. Crown Media United States substantially revised its two program agreements with The Jim Henson Company and EM.TV on July 27, 2001, under which Crown Media United States was obligated to purchase both pre-existing and original programming. The revisions replace all prior obligations. Crown Media United States licenses only two series from The Jim Henson Company. For revisions of the agreements, Crown Media United States paid to The Jim Henson Company and EM.TV $13.0 million. Additionally, Crown Media United States and Crown Media International wrote-off $15.2 million of program license fees. The entire $28.2 million is included in non-affiliate programming costs in the accompanying consolidated statement of operations for the year ended December 31, 2001.

4.     Property and Equipment

      Property and equipment are comprised of the following:

	As of December 31,

	2000	2001

	(In thousands)
Technical equipment and computers	$19,702	$37,745
Leased asset (see Note 8)	—	13,252
Furniture, fixtures and equipment	1,765	2,025
Leasehold improvements	2,485	8,604
Construction-in-progress	15,109	424

Property and equipment, at cost	39,061	62,050
Accumulated depreciation and amortization	(7,994)	(18,168)

Property and equipment, net	$31,067	$43,882

      Construction-in-progress as of December 31, 2000 consisted primarily of costs incurred for an advanced global Network Operations Center at our Greenwood Village, Colorado, headquarters, which was placed in service in the first quarter of 2001. Technical equipment, computers and leasehold improvements were

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassified from construction-in-progress to their related captions during the first quarter of 2001 in conjunction with the launch of our Network Operations Center. Depreciation and amortization expense totaled $2.4 million, $5.2 million and $11.5 million, respectively, for the years ended December 31, 1999, 2000 and 2001.

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

      Each of Crown Media International and The Jim Henson Company held a 50% interest in H&H Programming — Asia through March 15, 2001. Crown Media Holdings’ investment in H&H Programming — Asia was reflected in the consolidated financial statements using the equity method of accounting until March 15, 2001, the date of the acquisition of the remaining 50% interest (see note 1), at which time it became a consolidated subsidiary. Crown Media Holdings’ equity in the net loss of H&H Programming — Asia was approximately $5.0 million and $4.5 million for the years ended December 31, 1999 and 2000, and $655,000 for the two and one half months ended March 15, 2001.

      Crown Media Holdings’ investment in H&H Programming — Asia, through the date of the acquisition, exceeded the underlying equity in the net assets of H&H Programming — Asia as of the date of the investment. The goodwill and other intangibles are being amortized over 10 years.

      Crown Media Holdings provided services to H&H Programming — Asia in exchange for a management fee as provided in an agreement between Crown Media International and H&H Programming — Asia. This fee, which was approximately $2.5 million and $2.9 million, respectively, for the years ended December 31, 1999 and 2000, included direct and indirect costs incurred on behalf of H&H Programming — Asia, as provided by the agreements. No fees were recorded for the year ended December 31, 2001.

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

Investment in Crown Media United States

      In November 1998, Crown Media International entered into an agreement with NICC to acquire a 22.5% common equity interest in Crown Media United States. Crown Media United States (then known as Odyssey Holdings, LLC) had been formed to develop, own and operate the Odyssey Channel (which has now been renamed the Hallmark Channel). The purchase price for Crown Media International’s interest in Crown Media United States was $50.0 million. Pursuant to the terms of the agreement, Crown Media International paid $20.0 million of this purchase price in November 1998, an additional $20.0 million in May 1999 and the final payment of $10.0 million in February 2000.

      Crown Media International funded its 1998 capital contribution to Crown Media United States with the proceeds of additional investments of $17.8 million and $2.2 million in Crown Media International by its stockholders, Hallmark Entertainment and J.P. Morgan, respectively. Hallmark Entertainment and

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

J.P. Morgan were issued 1.2 million shares of Class B common stock and 15,354 shares of Class A common stock, respectively, related to the additional funding. In May 1999, Hallmark Entertainment and J.P. Morgan provided Crown Media International with additional funding of $17.8 million and $2.2 million, respectively, to fund Crown Media International’s additional capital contribution to Crown Media United States. In connection with this funding, Crown Media International issued 1.2 million shares of Class B common stock to Hallmark Entertainment and 15,354 shares of Class A common stock to J.P. Morgan. The shares originally issued in connection with this funding provided by J.P. Morgan were subject to a put and call arrangement.

      In connection with the November 1998 investments by Crown Media International and The Jim Henson Company, VISN Management Corp. (a subsidiary of NICC) received a redeemable preferred interest of $25.0 million, which ranks senior to the common equity interests of Crown Media United States. This amount is classified as preferred minority interest in the accompanying consolidated balance sheets. Crown Media United States is required to redeem the entire preferred interest on or before December 31, 2010. Partial redemptions are required if, during any fiscal year subsequent to January 1, 2005, and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million. Following each such year, Crown Media United States must redeem the preferred interest in an amount equal to the lesser of such excess, $5.0 million, or the remaining unpaid preferred interest. Crown Media United States also has the right to redeem any remaining unpaid preferred interest in whole (but not in part) at any time.

      Crown Media International funded its February 2000 capital contribution to Crown Media United States with the proceeds of additional investments of $8.9 million and $1.1 million in Crown Media International by its stockholders, Hallmark Entertainment and JP Morgan, respectively. Hallmark Entertainment and J.P. Morgan were issued 613,403 shares of Class B common stock and 7,677 shares of Class A common stock, respectively, related to the additional funding.

      Crown Media Holdings’ investment in Crown Media United States was reflected in the consolidated financial statements using the equity method of accounting until May 9, 2000, the date of the reorganization (see note 1), at which time it became a consolidated subsidiary. This investment is included in the consolidated statements of operations as a component of equity in net losses of unconsolidated entities. Crown Media Holdings’ investment in Crown Media United States, through the date of the reorganization, exceeded the underlying equity in the net assets of Crown Media United States as of the date of the investment. This goodwill is being amortized over 20 years.

      On March 15, 2001, Crown Media Holdings acquired the remaining 22.5% common interests in Crown Media United States and 50% interest in H&H Programming — Asia for $85.8 million (see note 1).

6.	Acquisition and Summarized Financial Information of Crown Media United States and H&H Programming — Asia

      The following unaudited pro forma consolidated statements of operations for the years ended December 31, 2000 and 2001, have been derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. The unaudited pro forma financial information stated below presents a summary of consolidated results of operations of Crown Media Holdings, Crown Media International, Crown Media United States, Crown Entertainment and H&H Programming — Asia, as if each of these entities had been owned since January 1 of the periods presented, along with certain pro forma adjustments to give effect to the amortization of goodwill and other intangibles. Crown Media Distribution’s operations are only reflected since September 28, 2001, in conjunction with the purchase of our film assets (see Note 10). The unaudited pro forma financial information is not necessarily indicative of the results of operations had the transactions been effected on the assumed dates.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Years Ended December 31,

	2000	2001

	(In thousands, except per
	share amounts)
Revenues:
Subscriber fees	$51,890	$66,617
Advertising	19,724	37,513
Licensing fees	—	2,267
Management and other fees	1,522	740

Total revenues	73,136	107,137
Cost of Services:
Programming costs	64,044	117,882
Amortization of film library	—	3,533
Operating costs	48,142	65,735

Total cost of services	112,186	187,150
Selling, general and administrative expenses	64,630	87,232
Marketing expenses	25,176	34,809
Amortization of goodwill	21,986	21,986

Loss from operations	(150,842)	(224,040)
Guaranteed preferred beneficial accretion and interest expense	—	(1,428)
Interest income (expense), net	571	(10,446)

Net loss before income taxes	(150,271)	(235,914)
Income tax (provision) benefit	(1,743)	3,344

Net loss	$(152,014)	$(232,570)

Weighted average number of Class A and Class B shares outstanding	65,385	75,782

Net loss per share	$(2.32)	$(3.07)

7.     Deferred Programming Revenue

      In December 1997, Crown Media International renegotiated a distribution agreement with a pay television distributor, which was extended through December 2000. As a result of the renegotiation, the pay television distributor paid Crown Media International $5.0 million and agreed to provide Crown Media International with approximately $4.3 million in future transponder services and playback and uplink services. The entire $9.3 million from the renegotiated agreement was initially included in deferred revenue. Revenue is recognized in subscriber fees as services are provided and over the life of the contract. Revenues recognized under the renegotiated agreement were approximately $2.6 million, $1.5 million, and $713,000 for the years ended December 31, 1999, 2000 and 2001, respectively. At December 31, 2000, amounts deferred under this agreement were approximately $713,000.

      In 2001, Crown Media Distribution entered into program license agreements with third parties granting rights to use programming during future windows. The revenue from these agreements was recorded as

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred revenue, which will be recognized as licensing fees revenue as the windows open. At December 31, 2001, amounts deferred under these agreements were approximately $1.3 million.

8.     Leases

      Crown Media International leases a combined uplink and transponder space segment under a long-term lease agreement. In accordance with SFAS No. 13, Accounting for Leases, the lease was capitalized. Future minimum lease payments under the agreement at December 31, 2001 are as follows:

Years Ended
December 31,

(In thousands)
2002	$2,300
2003	2,300
2004	2,300
2005	2,300
2006	2,300
Thereafter	4,600

Total minimum lease payments	16,100
Less amount representing interest	(4,059)

Present value of net minimum lease payments	12,041
Less current maturities	(1,318)

Long-term obligation	$10,723

Operating Lease Commitments

      Crown Media Holdings leases transponders, office facilities and various office equipment under operating leases that generally are not cancelable. These leases expire at various dates through January 2011, and some contain escalation clauses and renewal options.

      Rent expense under these agreements was $6.7 million, $16.1 million, and $17.3 million, respectively, for the years ended December 31, 1999, 2000 and 2001. At December 31, 2001, the minimum annual rental commitments under the leases are as follows:

Years Ended
December 31,

(In thousands)
2002	$17,308
2003	15,806
2004	13,946
2005	13,204
2006	9,137
Thereafter	25,586

$94,987

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Credit Facility and Private Placement

Credit Facility

      In connection with the completion of the purchase of the film assets, Crown Media Holdings entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to Crown Media Holdings, as amended in December 2001, a five-year $320.0 million secured credit facility. On the accompanying consolidated balance sheet at December 31, 2001, outstanding amounts of $111.9 million was included as a current liability (including interest of approximately $936,000), because this amount was required to be paid from the proceeds of the issuance of the preferred securities, and $151.4 million was included as a long-term liability. The loan is guaranteed by Crown Media Holdings’ subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. A portion of the borrowings under the credit facility have been used to pay $120.0 million of debt assumed as part of the consideration for acquiring the Crown Media Library and to repay $84.2 million outstanding under a $150.0 million line of credit provided by HC Crown. The remaining balance of the credit facility is available to Crown Media Holdings for general working capital purposes. JP Morgan Chase Bank and J.P. Morgan, a significant stockholder of Crown Media Holdings, are both affiliates of J.P. Morgan Chase & Co.

      The bank credit facility encompasses a term loan of $100.0 million and a revolving line of credit of $220.0 million, up to $20.0 million of which can be letters of credit issued at the request of Crown Media Holdings. Each loan (which includes the term loans and any revolving credit loans) bears interest at a Eurodollar rate or an alternate base rate as Crown Media Holdings may request in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rate changes. Crown Media Holdings is required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. The credit facility contains a number of affirmative and negative covenants. In addition, the aggregate principal amount of all outstanding revolving credit loans and term loans as well as letters of credit available under the credit facility must not exceed the amount of the library credit then in effect. The library credit means 50% of the most recent valuation of the Crown Media Library, which valuation Crown Media Holdings is required to deliver after the end of each quarter; this valuation is based upon the net present value of cash flows. Currently, the library credit is in excess of the maximum amount of the bank loans.

      Since the inception of the credit facility, Crown Media Holdings has elected the monthly Eurodollar rate. Amounts under the revolver have accrued interest at rates from 5.0% to 5.59% and amounts under the term loan have accrued interest at rates from 5.11% to 5.59%. Interest expense for the year ended December 31, 2001, was $3.1 million. At December 31, 2001, accrued interest of $936,000 was reflected in the current portion of the credit facility on the accompanying balance sheet.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future maturities (excluding interest) are as follows:

Years Ended
December 31,

(In thousands)
2002	$110,969
2003	—
2004	—
2005	—
2006	151,438
Thereafter	—

$262,407

Private Placement

      On December 17, 2001, Crown Media Holdings completed a $265.0 million private placement to a group of institutional investors. Under the terms of the private placement, Crown Media Holdings issued to the investors units, each unit comprised of one preferred security of Crown Media Trust, a newly created subsidiary of the Company, and one contingent appreciation certificate, issued by Crown Media Holdings.

      The additional financing allowed Crown Media Holdings to reduce the amount outstanding under its syndicated bank credit facility by $111.6 million. The $111.6 million was placed into an escrow account until an allowed payment date of January 7, 2002. Additionally, the Company used a portion of the proceeds of the private placement to repay $70.6 million under lines of credit provided by HC Crown and $69.4 million of amounts payable to Hallmark Entertainment Distribution pursuant to certain program license agreements held by subsidiaries of Crown Media Holdings in December 2001.

      Each preferred security has a stated liquidation amount of $1,000, and each contingent appreciation certificate entitles the holder to receive cash, or at the holder’s option, purchase approximately 38.3 shares of the Company’s Class A common stock at a price of $13.07 per share, subject to adjustment. Crown Media Trust issued the preferred securities to Crown Media Holdings in exchange for Crown Media Holdings’ 6.75% Subordinated Debentures due 2007. Crown Media Holdings will pay interest on the debentures at the same rate and at the same time as Crown Media Trust will make distributions on the preferred securities. Crown Media Holdings has guaranteed on a subordinated basis Crown Media Trust’s obligations under the preferred securities.

      Distributions on the preferred securities are cumulative, payable quarterly in arrears, and accumulate from the date of issuance at the annual rate of 6.75% of the $1,000 liquidation amount. In the event of a liquidation, the holders of the preferred securities are entitled to receive, together with any prior distributions, an amount equal to their initial investment of $1,000 plus any accumulated and unpaid distributions.

      The contingent appreciation certificates issued by Crown Media Holdings will expire on March 15, 2008. On or after the occurrence of certain defined purchase or liquidation events, the holders will be entitled, at their option, (i) to a cash payment for a minimum return amount on the original cost of the units, or (ii) to purchase approximately 38.3 shares of Class A common stock at a price initially equal to $13.07, subject to adjustment, calculated on the date Crown Media Trust redeems or purchases the preferred securities. The minimum return amount means the amount, when added to the liquidation amount and all cash distributions on the preferred securities, which yields an internal rate of return of 14.0% to 18.0%, depending on the date of redemption or purchase. The maximum return amount means the amount, when added to the liquidation amount and all cash distribution on the preferred securities, which yields an internal rate of return of 25%. The

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent appreciation certificates, if fully exercised for stock, would represent approximately 10.1 million shares of the Company’s Class A common stock.

      On or after December 15, 2003, Crown Media Holdings will have the right to redeem any and all of the outstanding debentures at a redemption price equal to 100% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon. Currently, the Company expects to redeem the debentures during 2004 and is accreting its convertible debt and guaranteed preferred beneficial interests at an internal rate of return of 14% assuming a redemption date of December 15, 2004. In the event of a change of control, the Company must either exercise its right to redeem all or offer to purchase any and all of the outstanding debentures at a price equal to 110% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon.

      Future maturities (excluding interest) as planned by Crown Media Holdings are as follows:

Years Ended
December 31,

(In thousands)
2002	$—
2003	—
2004	265,000

$265,000

      The financing was recorded at $265.0 million and required fair value allocations to the various components based on the terms of the private placement agreement. Crown Media Holdings calculated the guaranteed preferred beneficial interest portion of the preferred securities using an internal rate of return analysis (cumulative present value of cash flows) on the preferred securities. The carrying value of the guaranteed preferred beneficial interest as determined on December 17, 2001, was $197.7 million and on December 31, 2001, was $199.0 million, net of offering costs.

      Crown Media Holdings calculated the contingent appreciation certificate or convertible debt portion of the preferred securities by using Black-Scholes models and by using a combination of put and call options that would provide the same future payout as the convertible debt portion. The resulting value of the contingent appreciation certificates, net of an embedded derivative, was $43.5 million on December 17, 2001, and $43.7 million as of December 31, 2001. The transaction also resulted in a net derivative liability on December 17, 2001, of $12.1 million and on December 31, 2001, of $12.5 million.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the transaction at the transaction date and as of year-end. The summary also reflects the allocation of transaction costs between the various components of the financing.

	Initial	As of
	Fair Value	December 31,
	Allocation	2001

	(In thousands)
Convertible debt
Value of contingent appreciation certificates	$93,682
Value of embedded derivative	(50,212)

Total carrying amount of convertible debt(a)(b)	43,470	$43,733

Derivative liability(c)	12,083	$12,495

Allocable offering costs included in debt issuance costs(d)	(2,444)	$(2,427)

Guaranteed preferred beneficial interest in Crown Media Trust’s debentures	209,447	$210,699
Allocable offering costs(e)	(11,771)	(11,659)

Total carrying value of guaranteed preferred beneficial interest(b)(f)	197,676	$199,040

Net proceeds allocated to securities sold	$250,785

Gross proceeds from private placement	$265,000
Offering costs	(14,215)

Net proceeds allocated to securities sold	$250,785

(a)	Balance being accreted to $45.6 million.

(b)	Interest payable at 6.75% per annum in cash each quarter. Balance due at anticipated redemption of December 15, 2004.

(c)	Marked-to-market through income (loss) at each reporting date.

(d)	Being amortized to interest expense over three years.

(e)	Being accreted to guaranteed preferred interest expense over three years.

(f)	Balance being accreted to $219.4 million.

10. Related Party Transactions

Demand Notes

      From November 1999 through April 2000, Crown Media Holdings entered into a series of agreements with HC Crown, under which HC Crown agreed to lend Crown Media Holdings up to $40.0 million. Amounts borrowed under this agreement accrued interest at 130% of the Applicable Federal Rate as set forth in the Internal Revenue Code (7.96% as of December 31, 2000), with the interest compounding on an annual basis. Amounts outstanding were due on demand. As of December 31, 2000, principal borrowings under the note were approximately $36.8 million, excluding accrued interest of $520,000, both of which are included in notes and interest payable to HC Crown on the accompanying consolidated balance sheets. On December 17, 2001, we paid HC Crown $37.1 million, in satisfaction of the aggregate balance outstanding as of that date, including accrued interest, under the notes. The notes were cancelled on December 17, 2001.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 12, 2001, Crown Media Holdings entered into an agreement with HC Crown under which HC Crown agreed to lend Crown Media Holdings up to $150.0 million. HC Crown’s obligation to make loans under this agreement was supported by an irrevocable letter of credit from Bank of America. On September 28, 2001, we paid HC Crown $70.0 million, in satisfaction of the aggregate balance outstanding as of that date, including accrued interest, under the line of credit. This line of credit was cancelled on September 28, 2001.

      On July 10, 2001, Crown Media Holdings entered into a promissory note with HC Crown representing a line of credit for up to $50.0 million. This note bore interest at 130% of the short-term applicable federal rate, compounded on an annual basis. Amounts outstanding were due on demand. On December 17, 2001, we paid HC Crown $33.5 million, in satisfaction of the aggregate balance outstanding as of that date, including accrued interest, under the note. This note was cancelled on December 17, 2001.

      On December 14, 2001, we executed a promissory note, in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated February 12, 2001. The line of credit has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank facility and the units, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown’s obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of December 31, 2001, we had no borrowings under this note to HC Crown. In addition, until the termination of the subordination and support agreement entered into by Hallmark Cards in connection with the private placement and until such time as the debentures and contingent appreciation certificates are paid in full, Hallmark Cards has agreed to loan Crown Media Holdings an amount necessary to pay, when due, the $100.0 million in obligations owed to Hallmark Entertainment Distribution, which were incurred by Crown Media Holdings in connection with its acquisition of the Crown Media Library. Lastly, Hallmark Entertainment agreed to subordinate approximately $60.0 million in obligations owed by subsidiaries of Crown Media Holdings to it pursuant to certain program license agreements.

      Under this note, we are obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid at our option in common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. At December 31, 2001, the $1.1 million commitment fee was included in payable to affiliates in the accompanying consolidated balance sheet. The line of credit represented by this note was required by the bank credit facility and was amended to its present form in accordance with requirements of the private placement of preferred securities of the Crown Media Trust.

Hallmark Agreements Related to Bank Credit Facility and Preferred Securities

      Hallmark Cards and Hallmark Entertainment entered into certain agreements in order to induce the banks to enter into our bank credit agreement. Hallmark Cards, Crown Media Holdings and the banks are parties to a subordination and support agreement dated August 31, 2001. Under the subordination and support agreement, the obligations of Crown Media Holdings to pay (a) the HC Crown line of credit for Crown Media Holdings, and (b) approximately $100.0 million in accounts payable of Hallmark Entertainment Distribution as provided by the purchase agreement for the Crown Media Library are subordinated in right of payment to Crown Media Holdings’ obligations to the banks. Crown Media Holdings is not permitted to pay subordinated obligations except for certain restricted payments permitted by the bank credit agreement. In the subordination and support agreement, Hallmark Cards also agrees to cause HC Crown to advance up to $75.0 million under the HC Crown line of credit to Crown Media Holdings (less the amount of any reduction on the HC Crown line of credit because of the application of net cash proceeds from issuing debt or equity as

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permitted by the bank credit agreement), to the extent necessary to enable Crown Media Holdings to meet its cash needs including the repayment of the bank loans, provided that Crown Media Holdings has borrowed the full amount then available under the bank credit agreement. Further, Hallmark Cards agrees that the HC Crown line of credit will not be declared due and payable if any obligations to the banks remain outstanding.

      Hallmark Entertainment and the banks entered into an agreement called the Hallmark Inducement Agreement, dated August 31, 2001. Under this agreement, Hallmark Entertainment clarifies certain points in the purchase agreement for the Crown Media Library. Hallmark Entertainment also agrees, among other things, (a) not to return Class A Crown Media Holdings common stock to satisfy any portion of its liability for the breach of any representations and warranties in the purchase agreement for the Crown Media Library and (b) for a period of 24 months following the closing of the purchase of the Crown Media Library, to indemnify the bank lenders for any financial loss that Crown Media Holdings may suffer as a direct result of defects in the rights transferred to Crown Media Holdings in the Crown Media Library (a “library loss”). Hallmark Entertainment may satisfy this indemnification obligation by purchasing pro rata a subordinated participation in the bank loans or by providing a subordinated loan to Crown Media Holdings in the amount of the library loss.

      In connection with the private placement of units consisting of preferred securities issued by Crown Media Trust and contingent appreciation certificates, Hallmark Cards, certain of its subsidiaries and other parties thereto, entered into a Subordination and Support Agreement (the “Subordination Agreement”), pursuant to which Hallmark Cards agreed to loan Crown Media Holdings up to $75.0 million under a subordinated revolving credit line, which is the December 14, 2001, note mentioned above payable to HC Crown.

Costs Incurred on Crown Media Holdings’ Behalf

      Since inception, Hallmark Entertainment has paid certain costs related to payroll and benefits, insurance, operational and financing expenditures and capital expenditures on behalf of Crown Media Holdings. These transactions are recorded in the books and records of Crown Media Holdings. For the years ended December 31, 1999, 2000 and 2001, respectively, approximately $0, $3.8 million and $3.6 million were paid to Hallmark Entertainment. Unreimbursed costs of $5.4 million and $1.8 million are included in the item “payable to affiliates” in the accompanying consolidated balance sheets as of December 31, 2000 and 2001, respectively.

Services Agreement with Hallmark Cards

      Hallmark Cards, its subsidiaries and various affiliates, provide Crown Media Holdings with services that include payroll, legal, financial, tax and other general corporate services. For each of the years ended December 31, 1999, 2000, and 2001, Crown Media Holdings had accrued $500,000, respectively, under the agreement. At December 31, 2000 and 2001, unpaid accrued service fees of $1.6 million and $3.1 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Services Agreement with Hallmark Entertainment

      Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of our film assets. This service agreement has a term of three years, with the right of either party to terminate the agreement after the first year upon 60 days written notice. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, paid in quarterly installments of $375,000.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program License Agreement with Hallmark Entertainment Distribution

      The primary outside supplier of programming to Crown Media Holdings has been Hallmark Entertainment Distribution. Crown Media International has a program agreement with Hallmark Entertainment Distribution through December 31, 2005, which is renewable through December 31, 2010, which was amended and restated as part of our purchase of the Crown Media Library. Under the terms of the agreement, Crown Media International has the exclusive right to exhibit Hallmark Entertainment Distribution’s programming in the territories in which Crown Media International operates during three 18-month windows. Crown Media International also has the exclusive right to exhibit programming in markets where it does not currently operate, subject to any third party agreement existing at the time Crown Media International launches in those markets. In addition, under the agreement, Hallmark Entertainment Distribution is generally obligated to sell to Crown Media International all of the programming it produces and Crown Media International is obligated to purchase up to 50 programs produced per year during the term of the agreement.

      Crown Media United States also licenses programming for distribution in the United States from Hallmark Entertainment Distribution under an amended and restated program license agreement, dated January 1, 2001. Under the program agreement, Crown Media United States generally licenses made-for-television movies and miniseries owned or controlled by Hallmark Entertainment Distribution, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution for Crown Media United States. The program agreement has a term of five years and is automatically renewable for additional three-year periods, subject to rate adjustments, so long as Hallmark Entertainment Distribution, as applicable, or its affiliates, own an interest of 35% or more of Crown Media Holdings. In the event that Hallmark Entertainment Distribution ceases to own a 35% interest in Crown Media Holdings, the remaining term of the applicable program agreement will be extended to two years from the date its ownership falls below that level.

      Programming costs related to the Hallmark program agreements were $12.3 million, $36.9 million and $43.9 million, respectively, for the years ended December 31, 1999, 2000 and 2001. As of December 31, 2000 and 2001, $109.9 million and $62.3 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. In December 2001, Crown Media Holdings paid $69.4 million to Hallmark Entertainment Distribution for license fees with proceeds from its private placement transaction.

Class B Common Stock

      Hallmark Entertainment controls all of our outstanding shares of Class B common stock, representing approximately 90% of the voting power on all matters submitted to our stockholders. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Shares of Class B common stock are generally automatically convertible into Class A common stock upon sale or other transfer by the selling stockholder. In addition, Class B common stockholders are entitled to 10 votes per share as compared to the holders of Class A common stock, which receive one vote per share of Class A common stock. With the exception of the voting and conversion rights, shares of Class A common stock and shares of Class B common stock are identical.

Purchase of Film Assets

      On September 28, 2001, Crown Media Holdings completed the acquisition of the Crown Media Library, comprised of approximately 700 film titles and related rights and property, representing over 3,000 hours of programming, from the film assets of Hallmark Entertainment Distribution, a wholly-owned subsidiary of Hallmark Entertainment. Under the terms of the acquisition, we assumed $220.0 million of Hallmark Entertainment Distribution debt and payables and issued 33,744,528 shares of our Class A common stock. Of the shares issued in the transaction, 425,000 shares were issued into escrow and will be returned to us if a previously announced, proposed settlement of a stockholder lawsuit relating to the transaction becomes final. The number of shares of common stock was determined by a formula based on the average closing price of the

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock from November 6, 2000 (the date we announced that we were contemplating the transaction) to September 27, 2001 (the day prior to closing), which average price was $17.78 per share. A committee of directors independent of Hallmark Entertainment and its affiliates considered and negotiated this transaction, including the purchase price, and received a fairness opinion from its financial advisor. Additionally, the stockholders of Crown Media Holdings, other than Hallmark Cards and its affiliates, approved the transaction at a meeting on July 17, 2001.

      We have treated the transaction as a reorganization of assets under common control. Consequently, assets and liabilities acquired were recorded at historical cost, which was less than the fair value at the transaction date.

      The Crown Media Library consists primarily of films, which were made or acquired for initial exhibition on the domestic network television market in the United States and Canada. Films produced initially for network broadcast are subsequently licensed for home video and international television as well as cable and independent television in the United States and Canada.

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

Subscriber Acquisition Fees Agreement

      On August 27, 2001, we issued 5,360,202 shares of our Class A common stock with a then market value of $80.1 million as consideration for entering into a distribution agreement for carriage of the Hallmark Channel by DIRECTV. At December 31, 2001, remaining unamortized subscriber acquisition fees of $75.6 million were included in the accompanying consolidated balance sheet.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes

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

      Effective May 10, 2000, Crown Media Holdings is no longer included in the consolidated federal income tax return of Hallmark. Crown Media Holdings may be included in certain combined state income tax returns of Hallmark or Hallmark Entertainment. Consequently, Hallmark Entertainment and Crown Media Holdings entered into a tax sharing agreement. Under the tax sharing agreement, where Hallmark Entertainment and Crown Media Holdings do file consolidated, combined or unitary tax returns, Crown Media Holdings will make tax-sharing payments to (or receive payments from) Hallmark Entertainment equal to the taxes (or tax refunds) that Crown Media Holdings would have paid (or received) if it filed on a stand-alone basis. Such payments will be computed based on Crown Media Holdings’ income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.

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

      On September 28, 2001, Crown Media Holdings completed the purchase of film assets from Hallmark Entertainment Distribution, a wholly owned subsidiary of Hallmark Entertainment. The recorded book value of the film assets of approximately $810.9 million exceeds the tax basis by $251.6 million. The difference between the cost for financial reporting purposes and tax purposes is a “temporary difference” under the liability method. Crown Media Holdings recorded a deferred tax liability of approximately $100.6 million related to this difference.

      The deferred tax liability related to the film assets is expected to reverse within 10 years, which is prior to the expiration of Crown Media Holding’ net tax operating losses. Therefore, at September 30, 2001, Crown Media Holdings no longer required a valuation allowance for any of its deferred taxes, and, as part of the film assets transaction, reduced its valuation allowance by $95.3 million. This amount included the release of $7.9 million related to the valuation allowance provided on state tax net operating losses during the first nine months of 2001. These changes in the valuation allowance did not affect the provision for income taxes.

      During the last three months of 2001, Crown Media Holdings generated additional tax net operating losses of $21.4 million. In addition, there were other changes to deferred tax assets and liabilities of $700,000, resulting in an increase to deferred tax assets of $20.7 million. Crown Media Holdings has provided a valuation allowance of $16.0 million on the net deferred tax asset because of uncertainty regarding its realizability,

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting in a tax benefit of $5.3 million. The benefit was reduced by foreign taxes of $2.0 million, resulting in a $3.3 million tax benefit.

      The income tax provision (benefit) is comprised of the following:

	Years Ended December 31,

	1999	2000	2001

	(In thousands)
Current:
Federal	$—	$—	$—
Foreign	956	1,743	1,976
State and local	—	—	—

Total current	956	1,743	1,976
Deferred:
Federal	1,600	—	(4,655)
State and local	—	—	(665)

Total deferred	1,600	—	(5,320)

Total	$2,556	$1,743	$(3,344)

      The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,

	1999	2000	2001

	(In thousands)
Taxes computed at 35%	$(18,949)	$(40,034)	$(81,612)
Net operating losses not benefiting Crown Media Holdings	20,549	8,441	—
Goodwill	—	—	7,027
Increase in valuation allowance, exclusive of reduction as a result of the transfer of film assets	—	31,593	69,265
Additional tax on foreign income	956	1,743	1,976

Income tax provision (benefit)	$2,556	$1,743	$(3,344)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of Crown Media Holdings’ deferred tax assets and liabilities are comprised of the following:

	As of December 31,

	2000	2001

	(In thousands)
Deferred tax assets:
Deferred revenue	$285	$47
Bad debt reserve	941	2,987
Accrued compensation	2,314	2,351
Net operating loss	25,463	107,023
Unconsolidated entity losses	2,699	2,834
Other	399	637
Valuation allowance	(31,593)	(15,985)

Total deferred tax assets	508	99,894
Deferred tax liabilities:
Depreciation	(508)	(385)
Film inventory	—	(99,509)
Unconsolidated entity losses	—	—
Other	—	—

Total deferred tax liabilities	(508)	(99,894)

Net deferred taxes	$—	$—

      As of December 31, 2000 and 2001, cumulative net tax operating losses are approximately $63.7 million and $267.6 million and expire in 2020 and 2021, respectively.

12.     Commitments and Contingencies

Severance Agreement

      In January 1999, under the terms of a severance agreement with a former senior executive, Crown Media International recorded $4.0 million of expense, which is reflected in selling, general and administrative expenses for the year ended December 31, 1999, in the accompanying consolidated statements of operations. In accordance with the agreement, a payment of $2.0 million was made in January 2000 and a payment of $1.0 million was made in February 2001. On May 9, 2000, in conjunction with the initial public offering and in accordance with the agreement, Crown Media Holdings recorded an additional $2.0 million of expense, paid in February 2001. As of December 31, 2000 and 2001, $4.0 million and $1.0 million, respectively, remains accrued. The agreement requires a payment of $1.0 million in February 2002.

Reorganization

      In order to utilize the synergies between Crown Media International, the Company’s international operating subsidiary, and Crown Media United States, the Company’s domestic operating subsidiary, approximately 15% of the Company’s employees were involuntarily terminated during October 2001. Employees affected by this reorganization were primarily members of the marketing, finance and administrative departments. Crown Media Holdings incurred costs related to this reorganization, which were accounted for under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and SEC Staff Accounting

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bulletin (SAB) No. 100, Restructuring and Impairment Charges. These costs were comprised primarily of the termination benefits of severance salary and outplacement service for all affected employees. During fourth quarter 2001, Crown Media Holdings incurred restructuring charges of approximately $4.6 million related to the reorganization.

Shareholder Lawsuit

      On June 6, 2001, Crown Media Holdings received a legal complaint from a stockholder regarding the Company’s then proposed purchase of the Crown Media Library, referred to as the films transaction. The lawsuit was filed on that date in the Court of Chancery in the State of Delaware for New Castle County and names as defendants Crown Media Holdings, all of its directors (including one director who had previously resigned on May 3, 2001, due to new employment responsibilities), Hallmark Cards, Hallmark Entertainment Distribution and Hallmark Entertainment. The complaint, filed as a purported class action on behalf of holders of the Company’s Class A common stock as well as a derivative action on behalf of Crown Media Holdings, requests rescission of the films transaction, an award of damages to the purported class or other relief. The plaintiff alleges that the proposed films transaction is the product of an unfair process designed to advantage Hallmark Cards as the controlling stockholder and that the price being paid to Hallmark Entertainment Distribution is not entirely fair. In that regard, the complaint alleges that the independent committee formed by Crown Media Holdings’ Board of Directors did not function properly and failed to provide a disinterested mechanism to obtain a fair arm’s length transaction with Hallmark Entertainment Distribution, that the financial adviser and counsel were not independent and that the financial adviser’s opinion was insufficient and unreliable. The complaint also alleges that the issuance of shares of Class A common stock to Hallmark Entertainment Distribution in the transaction will allow Hallmark Cards to have control of the vote of Crown Media Holdings’ Class A common stock in the event of a separate class vote. In addition, the complaint alleges that the defendants breached a duty of disclosure by failing to disclose in the proxy statement all material facts in connection with the films transaction. A copy of the complaint is available from the Register’s office of the Delaware Court of Chancery for New Castle County, Civil Action No. 18949.

      In June 2001, Crown Media Holdings, Hallmark Cards and the other defendants and the plaintiff entered into a memorandum of understanding stating an agreement in principle on a settlement of the lawsuit concerning the films transaction. In accordance with the memorandum of understanding, Crown Media Holdings conferred with the plaintiff’s counsel regarding information disclosed in a supplement to the proxy statement for the annual meeting of stockholders at which the films transaction was considered. Crown Media Holdings’ stockholders (excluding Hallmark Entertainment Distribution and its affiliates) approved of the films transaction at the reconvened annual meeting on July 17, 2001. As permitted by the memorandum of understanding, the films transaction closed on September 28, 2001.

13.     Share Appreciation Rights Plan and Stock Options Plan

      In March 1999, Crown Media International adopted a Share Appreciation Rights Plan (the “SAR Plan”) to provide key officers of Crown Media International incentives linked to the increase in Crown Media International’s market value. The Crown Media International SAR Plan allowed for the issuance of up to three million rights that accrete value over an initial valuation and vest over a period of thirty-six months. The maximum distributions under the Crown Media International SAR Plan were $15.0 million in aggregate and $10.0 million to any individual. As of December 31, 1999, Crown Media International had issued three million rights and accrued $2.8 million under the Crown Media International SAR Plan. The Crown Media International SAR Plan expired on May 10, 2000, in conjunction with the initial public offering, as the shares were converted to stock options based upon calculated pricing models. At that time, Crown Media Holdings granted one million non-qualified stock options with an exercise price of $8.33 and recognized additional compensation expense of $5.67 per option to record them at fair value.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 1998, Crown Media United States adopted the Odyssey Holdings, L.L.C. Share Appreciation Rights Plan (the “SAR Plan”) to provide key officers and employees with incentives linked to the increase in Odyssey Holdings’ market value. The Odyssey Holdings SAR Plan allowed for the issuance of up to five million rights that were to vest over a three to five year period. The Odyssey Holdings SAR Plan expired on August 1, 2000, as the five million SARs were converted to stock options based upon calculated pricing models. Crown Media Holdings granted 1.3 million non-qualified stock options with an exercise price of $8.94 and recognized additional compensation expense of $6.93 per option to record them at fair value.

      Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the “Plan”). Crown Media Holdings accounts for the Plan under APB 25, under which compensation cost of $4.2 million and $1.5 million, respectively, was recognized for the years ended December 31, 2000 and 2001.

      Crown Media Holdings may grant options for up to 10.0 million shares under the Plan and has granted options on 3.9 million shares and 3.3 million shares, respectively, during 2000 and 2001. For options issued in conjunction with the initial public offering, the option exercise price equals the stock’s market price on date of grant. Options converted from the Crown Media International SAR Plan and the Odyssey Holdings SAR Plan had exercise prices of $8.33 and $8.94, respectively, which did not equal the stock’s market price on the date of grant. Crown Media Holdings has recorded expense related to the aforementioned difference. The stock options expire 10 years from the date of grant and vest over service periods that range from date of grant to four years.

      A summary of the status of the Plan at December 31, 2000 and 2001, and changes during the years then ended is presented in the table and narrative below:

			Weighted
			Average
		Exercise	Exercise
		Price	Price
	Shares	Per Option	Per Option

	(In thousands)
Balance, January 1, 2000	—	—	—
Options granted	3,952	$8.33-17.00	$10.98
Options exercised	(23)	$8.33	$8.33
Options canceled	(8)	$14.00	$14.00

Balance, December 31, 2000	3,921		$10.99

Options granted	3,265	$8.80-21.00	$14.89
Options exercised	(77)	$8.33-14.00	$10.32
Options canceled	(218)	$8.94-16.38	$14.60

Balance, December 31, 2001	6,891		$12.66

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options Outstanding				Options Exercisable

		Weighted Average	Weighted Average		Weighted Average
Range of Exercise Prices		Remaining	Exercise Price		Exercise Price
Per Option	Shares Outstanding	Contractual Life	Per Option	Exercisable Shares	Per Option

	(In thousands)			(In thousands)
$ 8.33-8.94	2,435	5.6	$8.67	1,774	$8.60
$10.60-13.05	1,075	9.6	$12.70	25	$10.63
$14.00-15.50	1,547	7.3	$14.19	427	$14.17
$16.37-21.00	1,834	7.8	$16.63	—	$—

	6,891			2,226

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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001: risk-free interest rates of 4.17% for the options with a two year vesting period, 4.24% for the options with a three year vesting period and 4.39% for the options with a four year vesting period; no expected dividend yield; expected lives of two, four and six years, respectively; and expected volatility of 42%, 37%, and 35%, respectively. Expected volatility was calculated using the average volatilities of comparable public companies.

      Had compensation costs for these plans been determined consistent with SFAS 123, Crown Media Holdings’ net loss and loss per share would have been increased to the following pro forma amounts for the years ended December 31, 2000 and 2001:

Pro Forma Effects

(In thousands, except per share amounts)

	2000	2001

Net loss before stock options expense	$(116,126)	$(229,832)
Accretion	(1,484)	—
Stock options expense	(16,178)	(10,834)

Net loss	$(133,788)	$(240,666)

Weighted average shares	50,786	74,691

Net loss per share	$(2.63)	$(3.22)

14.     Benefit Plans

      Crown Media Holdings adopted a new benefit plan for all of its United States employees in November 2001. According to the new Crown Media Employee Savings Plan (“ESP”), any full-time or part-time employee may join the ESP 90 days after his or her employment. Employees that qualify for participation can contribute up to 16% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Through December 31, 2001, certain Crown Media Holdings and Crown Media International employees were allowed to participate in its 401(k) Plan (the “401(k) Plan”). Employees that qualified for participation could contribute up to 15% of their salary on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. Crown Media Holdings and Crown Media International were permitted to make matching contributions on behalf of all participants who made elective deferrals in an amount equal to a variable percentage of participants’ pre-tax contributions through November 2001. Crown Media Holdings and Crown Media International contributed $32,000, $54,000, and $77,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

      Crown Media United States employees were allowed to participate in its 401(k) Plan covering most of the employees of Crown Media United States through December 31, 2001. Crown Media United States made contributions to its 401(k) Plan based on a percentage of employee contributions. Maximum employee and company contributions were limited by the Internal Revenue Code regulations and by the terms of the 401(k) Plan. For the years ended December 31, 2000 and 2001, Crown Media United States contributed $658,000 and $733,000, respectively, to the 401(k) Plan.

15.     Operations in Different Geographic Areas

      Crown Media Holdings’ adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998. This statement requires companies to report in their financial statements certain information about operating segments, their services, the geographic areas in which they operate and their major customers.

      Prior to September 28, 2001, all of Crown Media Holdings’ material operations were part of the domestic and international pay television programming service industry, and, therefore, Crown Media Holdings reported as two industry segments. Beginning September 28, 2001, selected operating and asset data of Crown Media Distribution is included as a third industry segment, domestic and international film distribution. Selected operating and asset data of H&H Programming — Asia are not included in the following table until March 16, 2001, as prior to that date Crown Media Holdings did not have a controlling interest in H&H Programming — Asia.

      Information relating to Crown Media Holdings’ continuing operations is set forth in the following table (operating loss is defined as total revenues less cost of services; selling, general and administrative expenses;

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and amortization of goodwill and other intangibles. Home office costs are reflected in the domestic operating losses and are not allocated internationally):

	Revenue from	Revenue from	Operating
	Unrelated	Related	Income	Identifiable
	Entities	Entities	(Loss)	Assets

	(In millions)
Year ended December 31, 1999:
Domestic	$—	$2.5	$(30.1)	$8.2
International	29.4	—	(5.8)	24.8

	$29.4	$2.5	$(35.9)	33.0

Assets not allocated to segments:
Cash and cash equivalents				3.9
Accounts receivable				7.2
Investment in/advances to unconsolidated entities				35.9

Consolidated total assets				$80.0

Year ended December 31, 2000:
Domestic	$18.1	$2.9	$(94.3)	$189.6
International	45.8	—	(11.3)	44.2

	$63.9	$2.9	$(105.6)	233.8

Assets not allocated to segments:
Cash and cash equivalents				34.3
Accounts receivable				21.2
Investment in/advances to unconsolidated entity				0.6
Goodwill and other intangibles				240.1

Consolidated total assets				$530.0

Year ended December 31, 2001:
Domestic	$34.5	$5.0	$(186.0)	$252.1
International	65.3	—	(31.8)	79.8
Film Distribution	2.3	—	(2.9)	812.0

	$102.1	$5.0	$(220.7)	1,143.9

Assets not allocated to segments:
Cash and cash equivalents				13.9
Cash in escrow				111.6
Accounts receivable				36.2
Debt issuance costs				6.8
Goodwill and other intangibles				314.0

Consolidated total assets				$1,626.4

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      No customer accounted for more than 10% of Crown Media Holdings’ total revenues for the years ended December 31, 2000 and 2001.

16.     Quarterly Information (Unaudited)

      The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 1999, 2000 and 2001. The loss per share for 1999 and 2000 has been recalculated to reflect the initial public offering.

	Quarters Ended

1999	3/31	6/30	9/30	12/31	Full Year

Total revenues	$7,308	$7,354	$9,250	$7,997	$31,909
Programming costs	(6,533)	(6,439)	(5,149)	(4,662)	(22,783)
Operating costs	(4,103)	(5,117)	(5,558)	(4,018)	(18,796)
Selling, marketing, general and administrative expenses	(4,478)	(5,181)	(10,041)	(6,577)	(26,277)

Loss from operations	(7,806)	(9,383)	(11,498)	(7,260)	(35,947)
Equity in net losses of unconsolidated entities and investment expenses	(2,572)	(4,560)	(3,645)	(8,215)	(18,992)
Interest income, net	370	245	158	25	798
Income tax provision	(626)	(512)	(630)	(788)	(2,556)

Net loss	$(10,634)	$(14,210)	$(15,615)	$(16,238)	$(56,697)

Net loss per share	$(0.36)	$(0.46)	$(0.49)	$(0.53)	$(1.84)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended

2000	3/31	6/30(A)	9/30	12/31	Full Year

Total revenues	$9,293	$13,512	$19,366	$24,645	$66,816
Programming costs	(4,979)	(10,020)	(14,936)	(20,305)	(50,240)
Operating costs	(5,857)	(13,837)	(16,298)	(4,452)	(40,444)
Selling, marketing, general and administrative expenses	(7,345)	(18,799)	(18,245)	(28,682)	(73,071)
Amortization of goodwill	—	(1,962)	(3,132)	(3,545)	(8,639)

Loss from operations	(8,888)	(31,106)	(33,245)	(32,339)	(105,578)
Equity in net losses of unconsolidated entities and investment expenses	(5,194)	(2,378)	(954)	(802)	(9,328)
Interest income (expense), net	(303)	18	626	182	523
Income tax provision	(2,134)	(317)	(468)	1,176	(1,743)

Net loss	$(16,519)	$(33,783)	$(34,041)	$(31,783)	$(116,126)

Net loss per share	$(0.52)	$(0.70)	$(0.57)	$(0.53)	$(2.32)

(A)	Reflects the acquisition and consolidation of Crown Media United States beginning May 10, 2000.

	Quarters Ended

2001	3/31(B)	6/30	9/30	12/31	Full Year

Total revenues	$23,039	$26,477	$26,335	$31,206	$107,057
Programming costs	(20,214)	(22,884)	(52,623)	(21,464)	(117,185)
Amortization of library assets	—	—	—	(3,533)	(3,533)
Operating costs	(14,448)	(13,234)	(19,378)	(18,074)	(65,134)
Selling, marketing, general and administrative expenses	(28,217)	(29,846)	(29,043)	(34,768)	(121,874)
Amortization of goodwill	(3,527)	(5,469)	(5,524)	(5,512)	(20,032)

Loss from operations	(43,367)	(44,956)	(80,233)	(52,145)	(220,701)
Equity in net losses of unconsolidated entities	(655)	—	—	—	(655)
Guaranteed preferred beneficial interest expense	—	—	—	(1,428)	(1,428)
Interest income (expense), net	(760)	(1,652)	(2,322)	(5,658)	(10,392)
Income tax benefit (provision)	(385)	(621)	(397)	4,747	3,344

Net loss	$(45,167)	$(47,229)	$(82,952)	$(54,484)	$(229,832)

Net loss per share	$(0.74)	$(0.72)	$(1.22)	$(0.52)	$(3.08)

(B)	Reflects the acquisition and consolidation of the remaining interests in H&H Programming — Asia beginning March 16, 2001.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Subsequent Event

      As of February 20, 2002, Crown Media Holdings and the other parties to the shareholder lawsuit (see Note 12) entered into a settlement agreement concerning the lawsuit, with terms contemplated by the memorandum of understanding. The settlement agreement provides that the purchase price of the film assets will be reduced by 425,000 shares of Class A common stock. In accordance with the memorandum of understanding and the settlement agreement, 425,000 shares of Class A common stock have been placed in escrow pending release to us if there is final court approval of the settlement or to Hallmark Cards if the settlement is not approved by the court. The settlement agreement also provides that all claims, rights and causes of actions against Crown Media Holdings, its officers, directors, employees, agents, attorneys, investment bankers and other related parties that arise out of the events alleged in the lawsuit will be released if the settlement receives final court approval. The settlement agreement will be terminated if the final court approval does not occur for any reason. As part of the settlement, the plaintiff’s counsel may apply to the court for an award for attorneys’ fees and expenses in an amount not to exceed $700,000 inclusive of disbursements. Crown Media Holdings will pay these fees and disbursements that are actually awarded by the court, without interest. Crown Media Holdings anticipates that a portion of these fees and disbursements will be covered by its insurers. Crown Media Holdings is also paying the cost of preparing and mailing a notice to its stockholders of the court hearing on the settlement.

      As required by the settlement agreement, the parties have presented the settlement to the court for approval. A hearing regarding the settlement is scheduled in April 2002. However, the court reserves the rights to adjourn the settlement hearing from time to time. At the settlement hearing, the court will be asked to determine whether, among other things: (1) to approve the settlement as fair and reasonable, and in the best interest of a class consisting of all record owners and beneficial owners of our common stock on any day from November 6, 2000 (the date that the films transaction was publicly announced) to and including September 28, 2001, the effective date of closing the films transaction; (2) to dismiss the lawsuit such that no plaintiff or class member could sue on their claims again; (3) to certify the lawsuit as a class action; and (4) if the court approves the settlement, to grant the request of the plaintiff’s counsel for attorneys fees and reimbursement of expenses in connection with the lawsuit.

      All the defendants have denied, and have continued to deny, that they have committed any violations of law. The memorandum of understanding permitted the films transaction, viewed by Crown Media Holdings as important, to proceed without risk of injunction or other relief. As stated in the settlement agreement, the defendants entered into the settlement in order to avoid the substantial expense, inconvenience and distraction of continued litigation, to dispose of potentially burdensome and protracted litigation, and to finally put to rest and terminate the claims arising out of the films transaction.

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title

3.1	—	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/ A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).
3.2	—	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	—	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/ A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
4.1	—	Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.1	—	Second Amended and Restated Stockholders Agreement, dated August 31, 2001 (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).
10.2	—	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of December 31, 2001, by Hallmark Entertainment Holdings, Inc.
10.3	—	Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, by and among Crown Media Holdings, Inc., its Subsidiaries named therein, the Lenders named therein and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) as Administrative Agent and Issuing Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.4	—	Amendment No. 1, dated as of December 14, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.5	—	Amendment No. 2, dated as of December 31, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank.
10.6	—	Subordination and Support Agreement dated August 31, 2001, among Crown Media Holdings, Inc., Hallmark Cards, Incorporated and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) as agent for the Lenders and the Issuing Bank referred to in the Credit Agreement (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.7	—	Amended and Restated Limited Guarantee Agreement and Acknowledgement, dated as of August 31, 2001 as amended and restated as of December 14, 2001, made by Hallmark Cards, Incorporated in favor of JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as agent on behalf of the Lenders and the Issuing Bank.
10.8	—	Hallmark Inducement Agreement dated August 31, 2001, between Hallmark Entertainment, Inc. and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) in its capacity as agent under the credit agreement (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.9	—	Securities Purchase Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc., Crown Media Trust and the Investors Named Therein (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.10	—	Contingent Appreciate Certificate Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc. and the Holders Named Therein (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).

Exhibit
Number			Exhibit Title

10.11		—	Indenture, dated as of December 17, 2001, by and between Crown Media Holdings, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.12		—	Preferred Securities Guarantee Agreement, dated as of December 17, 2001, by and between Crown Media Holdings, Inc., as Guarantor, and JPMorgan Chase Bank, as Preferred Guarantee Trustee (previously filed as Exhibit 10.6 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.13		—	Subordination and Support Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc., Obligor, Crown Media Trust, Hallmark Cards, Incorporated, JPMorgan Chase Bank, Indenture Trustee, and the holders of Certificates identified therein (previously filed as Exhibit 10.7 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.14		—	Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC, and Crown Media International, Inc.
10.15		—	Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC (formerly known as Odyssey Holdings, LLC).
10.16		—	Amended and Restated Trademark License Agreement, dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Crown Media International, Inc. (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10.17		—	Amended and Restated Trademark License Agreement (UK), dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Hallmark Entertainment Limited (formerly known as Hallmark Entertainment Networks (UK) Ltd.) (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated by reference herein).
10.18		—	Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001, and incorporated herein by reference.)
10.19		—	Security Agreement, dated as of August 1, 1999, by and between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and Hallmark Cards, Incorporated (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.20		—	Security Agreement, dated as of March 27, 2001, by and between Odyssey Holdings, LLC (now known as Crown Media United States, LLC) and Hallmark Licensing, Inc.
10.21		—	Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.22		—	Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001.
10.23		—	Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference.)
10.24		—	Amended and Restated Intercompany Service Agreement, dated as of January 1, 2000, between Crown Media Holdings, Inc. and Hallmark Cards, Incorporated (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10	.25*	—	Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10.26	—	Program License Agreement, dated as of November 13, 1998, between National Interfaith Cable Coalition, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.17 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.27	—	Purchase and Sale Agreement, dated April 10, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, LLC (previously filed as Appendix A to definitive proxy materials filed on May 7, 2001, and incorporated by reference herein).
10.28	—	Service Agreement, dated September 28, 2001, by and between Hallmark Entertainment, Inc. and Crown Media Holdings, Inc., as assigned to Crown Media Distribution, LLC, pursuant to letter dated December 14, 2001.
10.29	—	Registration Rights Agreement, dated as of September 28, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, as amended by assignments dated September 28, 2001 and December 31, 2001.
10.30	—	Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.31	—	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.32	—	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.33	—	Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.34	—	Lease, dated as of June 1, 1998, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.20 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.35	—	First Amendment to Lease, dated as of March 23, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.36	—	Second Amendment to Lease, dated as of August 17, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.22 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.37	—	Third Amendment to Lease, dated as of September 26, 2000, by and between High Pointe 1 Development Group L.L.C. and Crown Media International, Inc. (formerly known as Hallmark Entertainment Network, Inc.) (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).
10.38	—	Fourth Amendment to Lease, dated as of February 6, 2001, by and between High Pointe 1 Development Group, L.L.C. and Crown Media Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated by reference herein).
10.39	—	Fifth Amendment to Lease, dated as of February 12, 2002, by and between High Pointe 1 Development Group LLC and Crown Media International, Inc.

Exhibit
Number			Exhibit Title

10.40		—	Guaranty of Lease Obligations, dated June 1, 1998, by Hallmark Entertainment, Inc. for High Pointe I Development Group L.L.C. (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10	.41*	—	Employment Agreement, dated as of September 18, 2001, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).
10	.42*	—	Employment Agreement, dated as of July 5, 2000, between Crown Media Holdings, Inc. and Chris Moseley (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10	.43*	—	Employment Agreement, dated as of October 25, 2000, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10	.44*	—	Employment Agreement, dated as of January 1, 2001, by and between Crown Media Holdings, Inc. and William Aliber.
10	.45*	—	Employment Agreement, dated as of September 19, 2000, by and between Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) and Paul FitzPatrick.
10	.46*	—	Employment Agreement, dated as of September 25, 2001, by and between Crown Media United States, LLC and Lana Corbi.
10	.47*	—	Employment Agreement, dated as of December 20, 2001, by and between Crown Media International, Inc. and Russel H. Givens, Jr.
10	.48*	—	Separation Agreement, dated January 28, 1999, between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and George Stein (previously filed as Exhibit 10.29 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.49		—	$50,000,000 Promissory Note, dated July 10, 2001, made by Crown Media Holdings, Inc. in favor of HC Crown Corporation (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference).
10.50		—	$75,000,000 Promissory Note, dated December 14, 2001, made by Crown Media Holdings, Inc., Crown Media International, Inc. and Crown Media United States, LLC in favor of HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.51		—	$150,000,000 Irrevocable Standby Letter of Credit No. TS-07001786, dated October 3, 2001, issued by Credit Suisse First Boston, in favor of the Crown Media Holdings, Inc.
10.52		—	Reduction Certificate to $150,000,000 Irrevocable Standby Letter of Credit, dated December 21, 2001.
21.1		—	List of our Subsidiaries.
23.1		—	Consent of Arthur Andersen LLP.
99.1		—	Crown Media Holdings letter regarding representation by Arthur Andersen LLP.

*	Management contract or compensating plan or arrangement.