Form 10-Q
period 2002-03-31
CROWN MEDIA HOLDINGS INC
filed 2002-05-15
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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
if Changed Since Last Report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes No

As of May 7, 2002, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,665,775, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

     The discussion set forth in this Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings, Inc.’s (“Crown Media Holdings” or the “Company”) management, as of the date of this Form 10-Q, including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed in this Form 10-Q under the heading “Forward-Looking Statements and Risk Factors.” Crown Media Holdings will not update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

     In this Form 10-Q the terms “we,” “us” and “our” refer to Crown Media Holdings, and, unless the context requires otherwise, Crown Media International, LLC, formerly known as Crown Media International, Inc. (“Crown Media International”), Crown Media United States, LLC (“Crown Media United States”), Crown Media Distribution, LLC (“Crown Media Distribution”), Crown Entertainment Limited (“Crown Entertainment”), Crown Media Trust (“Crown Media Trust”), and H&H Programming — Asia, L.L.C. (“H&H Programming — Asia”), subsidiaries of Crown Media Holdings that operate our businesses. The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

     The names Hallmark, Hallmark Entertainment, Crayola, TOTAL CHOICE and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,	As of March 31,
	2001	2002

		(Unaudited)
ASSETS
Cash and cash equivalents	$13,859	$8,611
Cash in escrow	111,625	—
Accounts receivable, less allowance for doubtful accounts of $7,361 and $6,768, respectively	29,911	41,954
Program license fees — affiliates, net of accumulated amortization	12,199	19,621
Program license fees — non-affiliates, net of accumulated amortization	35,425	47,858
Subtitling and dubbing, net of accumulated amortization	2,584	3,109
Prepaids and other assets	11,364	12,648

Total current assets	216,967	133,801
Restricted cash	340	340
Accounts receivable, net of current portion	6,253	6,799
Program license fees — affiliates, net of current portion	60,679	55,787
Program license fees — non-affiliates, net of current portion	33,219	38,395
Subtitling and dubbing, net of current portion	4,795	4,525
Film assets, net of accumulated amortization	808,138	801,964
Subscriber acquisition fees, net of accumulated amortization	126,965	123,714
Property and equipment, net of accumulated depreciation	43,882	42,444
Goodwill, net of accumulated amortization	314,033	314,033
Debt issuance costs, net of accumulated amortization	8,760	7,351
Prepaids and other assets, net of current portion	2,327	1,815

Total assets	$1,626,358	$1,530,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$38,842	$36,009
Subscriber acquisition fees payable	23,020	12,059
License fees payable to affiliates	—	11,532
License fees payable to non-affiliates	33,088	40,904
Payables to affiliates	5,952	6,203
JP Morgan Chase credit facility and interest payable	111,905	943
Capital lease obligation	1,318	1,346
Deferred programming revenue	1,316	1,835

Total current liabilities	215,441	110,831
Accrued liabilities, net of current portion	934	2,064
Subscriber acquisition fees payable, net of current portion	5,262	5,031
License fees payable to affiliates, net of current portion	62,299	60,229
License fees payable to non-affiliates, net of current portion	23,127	26,050
JP Morgan Chase credit facility, net of current portion	151,438	206,542
Capital lease obligation, net of current portion	10,723	10,376
Convertible debt	43,733	44,591
Derivative liability	12,495	14,722
Payable to Hallmark Entertainment Holdings, Inc.	52,052	52,052
Payable to Hallmark Entertainment, Inc.	47,948	47,948

Total liabilities	625,452	580,436
COMMITMENTS AND CONTINGENCIES
GUARANTEED PREFERRED BENEFICIAL INTEREST IN CROWN MEDIA TRUST’S DEBENTURES	199,040	203,794
PREFERRED MINORITY INTEREST	25,000	25,000
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 150,000,000 and 200,000,000 shares authorized, respectively; issued shares of 73,913,395 and 74,040,730, respectively; outstanding shares of 73,488,395 and 73,615,730 as of December 31, 2001 and March 31, 2002, respectively	735	736
Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,670,422 as of December 31, 2001 and March 31, 2002	307	307
Paid-in capital	1,256,754	1,257,895
Accumulated other comprehensive loss	(620)	(880)
Accumulated deficit	(480,310)	(536,320)

Total stockholders’ equity	776,866	721,738

Total liabilities and stockholders’ equity	$1,626,358	$1,530,968

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended March 31,

	2001	2002

	(Unaudited)
Revenues:
Subscriber fees	$15,883	$17,907
Advertising	6,052	13,400
Advertising by Hallmark Cards, Inc.	1,093	1,170
Film licensing fees	—	6,979
Other fees	11	13

Total revenues	23,039	39,469
Cost of Services:
Programming costs:
Affiliates	13,192	10,382
Non-affiliates	7,021	13,369
Amortization of film assets	—	7,248
Operating costs	14,867	18,658

Total cost of services	35,080	49,657
Selling, general and administrative expenses	17,344	18,787
Marketing expenses	10,455	9,794
Amortization of goodwill	3,527	—

Loss from operations	(43,367)	(38,769)
Equity in net losses of unconsolidated entities	(655)	—
Loss on disposal of The Kermit Channel	—	(366)
Guaranteed preferred beneficial accretion and interest expense	—	(10,602)
Interest expense, net	(760)	(5,724)

Net loss before income taxes	(44,782)	(55,461)
Income tax provision	(385)	(549)

Net loss	$(45,167)	$(56,010)

Other comprehensive loss:
Loss on fair value of derivative	—	(57)
Foreign currency translation adjustment	(467)	(203)

Comprehensive loss	$(45,634)	$(56,270)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	60,993	104,212

Net loss per share, basic and diluted	$(0.74)	$(0.54)

The accompanying notes are an integral part of these
consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2001	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,167)	$(56,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(4)	(5)
Amortization and depreciation	27,990	41,052
Accretion on guaranteed preferred beneficial interest	—	10,602
Accretion on convertible debt	—	2,131
Provision for allowance for doubtful accounts	818	570
Equity in net losses of unconsolidated subsidiaries	655	—
Stock-based compensation	774	6
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,888)	(13,199)
Additions to program license fees	(18,642)	(44,609)
Increase in subtitling and dubbing	(1,088)	(1,344)
Additions to subscriber acquisition fees	(892)	(2,936)
Increase in prepaids and other assets	(305)	(205)
Increase (decrease) in accounts payable and accrued liabilities	(7,229)	2,427
Decrease in interest payable	(48)	(1,018)
Increase (decrease) in subscriber acquisition fees payable	850	(11,192)
Increase in affiliate license fees payable	10,856	15,602
Increase (decrease) in payables to affiliates	(4,024)	761
Increase (decrease) in deferred programming revenue	(262)	519

Net cash used in operating activities	(41,606)	(56,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,725)	(1,606)
Proceeds from disposition of property and equipment	26	23
Acquisition of H&H Programming — Asia, net of cash acquired	(690)	—

Net cash used in investing activities	(3,389)	(1,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock due to exercise of stock options	190	1,136
Borrowings from HC Crown note payable	22,500	—
Borrowings from JP Morgan Chase credit facility	—	55,000
Payments on borrowings from JP Morgan Chase credit facility	(75)	(110,587)
Decrease in cash in escrow	—	111,625
Distribution to holders of guaranteed preferred beneficial interests	—	(3,621)
Principal payments under capital lease obligation	(293)	(319)

Net cash provided by financing activities	22,322	53,234
Effect of exchange rate changes on cash	(16)	(51)

Net decrease in cash and cash equivalents	(22,689)	(5,248)
Cash and cash equivalents, beginning of period	34,274	13,859

Cash and cash equivalents, end of period	$11,585	$8,611

Supplemental disclosure of cash and non-cash activities:
Interest paid	$1,031	$2,863
Interest paid on preferred securities	$—	$4,373
Income taxes paid	$385	$549
Stock-based compensation	$774	$6
Asset acquired through capital lease obligation	$13,252	$—
Loss on fair value of derivative asset	$—	$57
Acquisition of H&H Programming — Asia, net of cash acquired:
Accounts receivable and other assets	$1,622	$—
Program license fees	2,678	—
Goodwill and other intangibles	93,924	—
Accounts payable and other liabilities	3,227	—
JP Morgan Chase credit facility	3,100	—
Affiliate license fees payable	5,388	—
Issuance of Class A common stock	85,819	—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2001 and 2002

1. Business and Organization

Organization

     Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its subsidiaries, owns and operates pay television channels dedicated to high quality, broad appeal, entertainment programming, in the United States and in various countries throughout the world. Internationally, the Hallmark Channel is operated and distributed in approximately 110 countries by Crown Media International, which commenced operations as a Delaware corporation in June 1995, and in the United Kingdom by Crown Entertainment. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States, which commenced operations as a limited liability company in July 1995. Significant investors in Crown Media Holdings include Hallmark Entertainment Holdings, Inc. (“Hallmark Entertainment Holdings”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), Liberty Media Corp. (“Liberty Media”), the National Interfaith Cable Coalition (“NICC”), J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”), and DirecTV Enterprises, Inc. (“DirecTV”).

     Crown Media Holdings was established as a holding company with no material assets, liabilities, contingent liabilities or operations. On May 9, 2000, Crown Media Holdings completed a reorganization in which all of Crown Media Holdings’ outstanding shares were exchanged for 100% of Crown Media International and 77.5% of the common interests in Crown Media United States, consisting of 22.5% held by Crown Media International, 32.5% by Liberty Media and 22.5% by NICC. The Company’s consolidated financial statements include the assets and liabilities of Crown Media International at their historical carrying values since both Crown Media Holdings and Crown Media International were entities under common control before and after the reorganization. The accompanying consolidated financial statements also include the assets and liabilities and results of operations of Crown Media Holdings’ other direct and indirect, wholly and majority-owned subsidiaries. The interests in Crown Media United States acquired from Liberty Media and NICC are included in the Company’s consolidated financial statements at their fair value using purchase accounting as of the date of the reorganization.

     Crown Media International’s 50% interest in H&H Programming — Asia, which operated The Kermit Channel until December 2000, was treated as an equity investment until March 15, 2001, in Crown Media Holdings’ consolidated financial statements. On March 15, 2001, Crown Media Holdings acquired from The Jim Henson Company, Inc. (“The Jim Henson Company”) the remaining 22.5% common interests in Crown Media United States and the remaining 50% interest in H&H Programming — Asia that the Company did not previously own. In consideration for these ownership interests, the Company issued approximately 5.4 million shares of its Class A common stock, with a then market value of approximately $85.8 million, to The Jim Henson Company. The acquisition was recorded at fair value using purchase accounting as of March 15, 2001.

Liquidity

     In connection with the Company’s growth strategy, the Company expects that it will continue to make significant investments in programming, distribution and technology. The Company’s principal sources of funds are expected to be cash generated from operations (before interest), cash on hand and available borrowings under the Company’s credit facility and the HC Crown Corporation (“HC Crown”) line of credit. Crown Media Holdings and/or its subsidiaries have a limited ability to incur additional debt due to certain provisions contained in the Company’s credit agreement and indenture governing the Company’s preferred securities. The Company’s principal uses of funds are expected to be the payment of operating expenses (including but not limited to licensing programming from third parties), working capital, capital expenditure requirements, and debt service payments.

     The Company’s financial position and operations changed significantly during 2001. Substantial revenue producing assets were acquired through the issuance of debt and stock and funds available under the Company’s credit facility. In August 2001, the Company issued $80.1 million of common stock for additional carriage on a pay television distributor. In September 2001, the Company acquired approximately 700 films for $592.0 million in common stock and assumption of $220.0 million of debt. The expectation is that these additional assets will provide substantial revenue for the foreseeable future. These acquisitions and the Company’s continuing use of cash in operations resulted in several new financings during 2001. In September 2001, the Company established a bank credit facility of $285.0 million, which was subsequently increased in December 2001, to $320.0 million. In

December 2001, the Company also issued $265.0 million of preferred securities in a private placement transaction. As of March 31, 2002, the Company had an $8.6 million cash balance, $113.5 million undrawn balance under the bank credit facility and $75.0 million available under the HC Crown line of credit. The Company believes that this available credit, together with cash generated from operations and cash on-hand, will be sufficient for its liquidity needs through at least June 30, 2003.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the consolidated accounts of Crown Media Holdings and those of its wholly owned and majority-owned and controlled subsidiaries. Historically, the Company held investments in entities that were not majority-owned and controlled by Crown Media Holdings, which were accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Subscriber Acquisition Fees

     Crown Media United States has distribution agreements with eight of the top nine largest (based on number of subscribers) United States pay television distributors. These distributors carry the Hallmark Channel on some of their cable, satellite, terrestrial television, or satellite master antenna television systems. Crown Media United States is obligated to pay subscriber acquisition fees if certain subscriber levels are met as defined in certain of these agreements, or in order to obtain carriage of the Hallmark Channel by those distributors.

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

     Subscriber acquisition are comprised of the following:

	As of December 31,	As of March 31,
	2001	2002

	(In thousands)
Balance at cost, January 1	$32,884	$143,153
Additions due to distribution agreements	110,269	2,936

Subscriber acquisition, at cost	143,153	146,089
Accumulated amortization	(16,188)	(22,375)

Subscriber acquisition, net	$126,965	$123,714

     As of December 31, 2001, and March 31, 2002, the consolidated balance sheets also reflected subscriber acquisition fees payable of $28.3 million and $17.1 million, respectively. For the three months ended March 31, 2001, and March 31, 2002, Crown Media United States made cash payments of $42,000 and $14.1 million, respectively, reducing subscriber acquisition fees payable. Additionally, $80.1 million of common stock was issued in exchange for distribution rights during 2001 (see note 7). Currently, Crown Media United States is committed to current payments of $12.1 million in second quarter 2002, a $1.0 million payment in 2005 and $4.0 million in 2007.

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

Subtitling and Dubbing

     Subtitling and dubbing costs represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties, the program’s estimated life (in the case of programming licensed from Hallmark Entertainment Distribution) or 10 years. Accumulated amortization related to subtitling and dubbing as of December 31, 2001, and March 31, 2002, was $4.9 million and $5.4 million, respectively.

Capitalized Leases

     Noncancellable leases, which meet the criteria of capital leases, are capitalized as assets and amortized over the lease term.

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

Accounting for Trust Preferred Securities

     Crown Media Holdings formed a special-purpose entity, Crown Media Trust, in December 2001. Crown Media Trust issued units of preferred securities and loaned the proceeds from its sales to Crown Media Holdings. This loan was designed so that interest and principal payments match the dividend and any redemption requirements on the preferred securities issued by Crown Media Trust. Interest received by Crown Media Trust from Crown Media Holdings funds distributions to the investors of the preferred securities.

     Crown Media Holdings owns 100% of the common equity in Crown Media Trust. The preferred securities include terms that allow the holder to earn a return above the stated dividend rate on the securities under certain conditions. Based on fair value calculations using cash flows and Black-Scholes models, a portion of the preferred securities have been allocated and classified in Crown Media Holdings’ balance sheet as guaranteed preferred beneficial interests in Crown Media Trust’s debentures (mezzanine minority interest) and a portion has been classified as convertible debt. Issuance costs related to the guaranteed preferred beneficial interests portion were netted against the guaranteed preferred beneficial interests and accreted as additional minority interest in earnings. Issuance costs related to the convertible debt portion were recorded as a “deferred debt issuance costs” asset and amortized as additional interest expense, using the effective interest method. See Note 6 for additional discussion of the terms and related accounting for the preferred securities and Crown Media Holdings’ related subordinated debentures.

     Crown Media Holdings is aware of recent accounting exposure drafts, which may cause the Company to reclassify its guaranteed preferred beneficial interests in Crown Media Trust’s debentures as convertible debt if these drafts are adopted. Changing the classification of the Company’s preferred securities from guaranteed preferred beneficial interests to convertible debt could significantly impact the presentation of the Company’s financial statements, although the Company does not expect this change to significantly impact its financial position.

Revenue Recognition

     Subscriber fees from pay television distributors are recognized as revenue when an agreement is executed, programming is provided, price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs.

     Crown Media Holdings adopted Emerging Issues Task Force (“EITF”) Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products (“EITF 00-25”) on January 1, 2001, which was codified in EITF Issue No. 01-9 (“EITF 01-9”), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 01-9 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity.

     Advertising revenues are recognized as earned in the period in which the advertising commercials or infomercials are telecast. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

     Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon Crown Media Holdings’ historical practice of receiving cash for similar advertisements from buyers unrelated to the other party in the current barter transaction. When the barter advertising revenue does not meet the requirements of EITF No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. For the three months ended March 31, 2001 and 2002, revenue from advertising barter transactions equaled the corresponding barter expenses and were $497,000 and $113,000, respectively, and were included as a component of both advertising revenue and marketing expenses in the accompanying consolidated statements of operations.

     Revenue from television and distribution licensing agreements is recognized when the film is available for exhibition by the licensee, the license fee is known, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Payments received from licensees prior to the availability of a film are recorded as deferred revenue.

     Revenues from foreign sources for the three months ended March 31, 2001 and 2002, represented 63% and 45% respectively, of total revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Argentina, Australia, India, Malaysia, Mexico, Philippines, Poland, Singapore, South Africa, South Korea, Taiwan, and the United Kingdom, during all periods presented.

Cost of Services

     Cost of services includes programming distribution expenses and amortization of program license fees, subtitling and dubbing.

Film Assets

     The Company amortizes its film assets based on recognized revenue in the case of sales to third parties, using projections of sales to third parties for 10 years in determining the amortization amount for any sale to a third party, and based on a 10-year amortization for anticipated internal use of the film assets. The Company’s projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition and is the same time period used in an initial, external valuation of the Company’s film assets at the time of purchase. The film assets are also reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable and at least annually. At least annually, the Company is also required by its debt covenants to have an external review of the film assets valuation.

     Crown Media Holdings adopted Statement of Position 00-2, Accounting by Producers and Distributors of Films (“SOP 00-2”) on September 28, 2001, in conjunction with the purchase of the film assets. SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred and all film costs to be classified in the balance sheet as non-current assets.

Goodwill and Other Intangibles

     In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which were adopted by Crown Media Holdings on January 1, 2002. These standards prohibit the prospective use of pooling-of-interests accounting and require companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. Crown Media Holdings stopped amortizing $22.0 million per year of goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. Additionally, Crown Media Holdings’ goodwill and certain intangible assets were externally reviewed during first quarter of 2002, which resulted in no impairments.

     If the Company had not recorded the amortization of its goodwill in prior periods, the results of operations would have changed. These changes are reflected in the following table:

	Three Months Ended March 31,

	2001	2002

	(In thousands, except share amounts)
Net Loss	$(45,167)	$(56,010)
Amortization of goodwill	3,527

Adjusted net loss	$(41,640)	$(56,010)

Net loss per share, basic and diluted	$(0.74)	$(0.54)
Amortization of goodwill	0.06

Adjusted net loss per share	$(0.68)	$(0.54)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	60,993	104,212

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

Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 5.7 million and 8.3 million stock options for the three months ended March 31, 2001 and 2002, respectively, have been excluded from the calculations on the statement of operations because their effect would have been antidilutive. Additionally, 10.1 million contingent appreciation certificates have also been excluded for the three months ended March 31, 2002, as their effect would have been antidilutive. Accordingly, diluted loss per share equals basic loss per share.

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

Derivative Financial Instruments

     On January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. Changes in the fair value of the derivatives components of the private placement transaction are recognized immediately in earnings.

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

     The Company uses derivative financial instruments, primarily forward foreign exchange contracts, to reduce the exposure of adverse effects of fluctuating foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. The unrecognized income (loss) on the revaluation of forward currency contracts will be recognized in cost of sales upon expiration of the contract. Throughout 2001, the Company entered into these contracts with a counterparty that is a major financial institution, and accordingly, the Company believes that the risk of counterparty nonperformance is remote. The amount of the hedges’ ineffectiveness as of March 31, 2002, recorded in the consolidated statement of operations, was not significant.

     See note 6 for a discussion of the derivative liability related to the private placement transaction.

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

Concentration of Credit Risk

     Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of accounting losses, such as foreign exchange contracts, options contracts, or other foreign currency hedging arrangements.

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

Interim Financial Statements

     The unaudited consolidated financial statements should be read in conjunction with the Crown Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, including the financial statements and notes thereto. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

Recently Issued Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides clarifications of certain implementation issues within SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30, Reporting the Effects of Disposal of a Segment of Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB No. 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Crown Media Holdings adopted SFAS No. 144 on January 1, 2002, and its adoption did not have a significant impact on the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002. This statement amends FASB No. 13 to eliminate an inconsistency between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Crown Media Holdings plans to adopt this statement in the second quarter of 2002 and is in the process of determining the impact that its adoption will have on the Company’s consolidated financial statements.

Reclassifications

     Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on reported net loss.

3. Program license fees

     Program license fees are comprised of the following:

	As of December 31,	As of March 31,
	2001	2002

	(In thousands)
Program license fees — Hallmark Entertainment Distribution	$103,539	$103,266
Program license fees — NICC	287	6,041
Program license fees — other affiliates	13,821	12,475
Program license fees — non-affiliates	93,795	118,108
Prepaid program license fees	6,750	10,250

Program license fees, at cost	218,192	250,140
Accumulated amortization	(76,670)	(88,479)

Program license fees, net	$141,522	$161,661

     License fees payable are comprised of the following:

	As of December 31,	As of March 31,
	2001	2002

	(In thousands)
License fees payable — Hallmark Entertainment Distribution	$62,299	$69,063
License fees payable — NICC	—	2,698
License fees payable — non-affiliates	56,215	66,954

License fees payable	$118,514	$138,715

4. Property and Equipment

     Property and equipment are comprised of the following:

	As of December 31,	As of March 31,
	2001	2002

	(In thousands)
Technical equipment and computers	$37,745	$38,390
Leased assets	13,252	13,252
Furniture, fixtures and equipment	2,025	2,043
Leasehold improvements	8,604	9,002
Construction-in-progress	424	912

Property and equipment, at cost	62,050	63,599
Accumulated depreciation and amortization	(18,168)	(21,155)

Property and equipment, net	$43,882	$42,444

     The Company’s Network Operations Center was placed in service in the first quarter of 2001. Technical equipment, computers and leasehold improvements were reclassified from construction-in-progress to their related captions during the first quarter of 2001 in conjunction with the launch of our Network Operations Center. Depreciation and amortization expense totaled $2.4 million and $3.4 million, respectively, for the three months ended March 31, 2001 and 2002.

5. Investments in and Advances to Unconsolidated Entities

Investment in H&H Programming — Asia

     Each of Crown Media International and The Jim Henson Company held a 50% interest in H&H Programming — Asia through March 15, 2001. Crown Media Holdings’ investment in H&H Programming — Asia was reflected in the consolidated financial statements using the equity method of accounting until March 15, 2001, the date of the acquisition of the remaining 50% interest (see note 1), at which time it became a consolidated subsidiary. Crown Media Holdings’ equity in the net loss of H&H Programming — Asia was $655,000 for the two and one half months ended March 15, 2001.

     Crown Media Holdings’ investment in H&H Programming — Asia, through the date of the acquisition, exceeded the underlying equity in the net assets of H&H Programming — Asia as of the date of the investment. The goodwill and other intangibles were amortized over 10 years through December 31, 2001.

     For the two and one half months ended March 15, 2001, Crown Media International made contributions of $707,000, which were recorded net of cash acquired from the acquisition of the remaining 50% interest in H&H Programming - Asia.

Investment in Crown Media United States

     Crown Media Holdings’ investment in Crown Media United States, through the date of the reorganization (see note 1), exceeded the underlying equity in the net assets of Crown Media United States as of the date of the investment. This goodwill was amortized over 20 years through December 31, 2001.

     On March 15, 2001, Crown Media Holdings acquired the remaining 22.5% common interests in Crown Media United States and 50% interest in H&H Programming — Asia for $85.8 million (see note 1).

6. Credit Facility and Private Placement

Credit Facility

     In connection with the completion of the purchase of the film assets, Crown Media Holdings entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to Crown Media Holdings, as amended in December 2001, a five-year $320.0 million secured credit facility. On the accompanying consolidated balance sheet at December 31, 2001, outstanding amounts of $111.9 million were included as a current liability (including interest of approximately $936,000), because this amount was required to be paid on January 7, 2002, from the proceeds of the issuance of the preferred securities, and $151.4 million was included as a long-term liability. At March 31, 2002, an outstanding amount of $206.5 million was included as a long-term liability. This loan is guaranteed by Crown Media Holdings’ subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. A portion of the borrowings under the credit facility were used to pay $120.0 million of debt assumed as part of the consideration for acquiring the Crown Media Library and to repay $84.2 million outstanding under a $150.0 million line of credit provided by HC Crown. The remaining balance of the credit facility is available to Crown Media Holdings for general working capital purposes. JP Morgan Chase Bank and J.P. Morgan Partners (BHCA) L.P., a significant stockholder of Crown Media Holdings, are both affiliates of J.P. Morgan Chase & Co.

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

     Since the inception of the credit facility, Crown Media Holdings has elected the monthly Eurodollar rate. Amounts under the revolver had accrued interest at rates from 5.0% to 5.59% and amounts under the term loan had accrued interest at rates from 5.11% to 5.59% during 2001. Amounts under the revolver have accrued interest at rates from 4.73% to 5.14% and amounts under the term loan have accrued interest at rates from 4.84% to 5.11% for the three months ended March 31, 2002. Interest expense for the year ended December 31, 2001, was $3.1 million. Interest expense for the three months ended March 31, 2002, was $2.3 million. At December 31, 2001, and March 31, 2002, accrued interest of $936,000 and $669,000, respectively, was reflected in the current portion of the credit facility on the accompanying balance sheet.

     Future contractual maturities (excluding interest) are as follows:

Years Ended
December 31,

(In thousands)
2002	$—
2003	—
2004	—
2005	—
2006	206,542
Thereafter	—

$206,542

Private Placement

     On December 17, 2001, Crown Media Holdings completed a $265.0 million private placement to a group of institutional investors. Under the terms of the private placement, Crown Media Holdings issued to the investors units, each unit comprised of one preferred security of Crown Media Trust, and one contingent appreciation certificate, issued by Crown Media Holdings.

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

     Each preferred security has a stated liquidation amount of $1,000, and each contingent appreciation certificate entitles the holder to receive cash, or at the holder’s option, purchase approximately 38.3 shares of the Company’s Class A common stock at a price of $13.07 per share, subject to adjustment. Crown Media Trust issued the preferred securities to Crown Media Holdings in exchange for 6.75% Subordinated Debentures from Crown Media Holdings due 2007. Crown Media Holdings has and will continue to pay interest on the debentures at the same rate and at the same time as Crown Media Trust is required to make distributions on the preferred securities. Crown Media Holdings has guaranteed on a subordinated basis Crown Media Trust’s obligations under the preferred securities.

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

     The financing was recorded at $265.0 million and required fair value allocations to the various components based on the terms of the private placement agreement. Crown Media Holdings calculated the guaranteed preferred beneficial interest portion of the preferred securities using an internal rate of return analysis (cumulative present value of cash flows) on the preferred securities. The carrying value of the guaranteed preferred beneficial interest as determined on December 17, 2001, was $197.7 million, on December 31, 2001, was $199.0 million, and on March 31, 2002, was $203.8 million, net of offering costs.

     Crown Media Holdings calculated the contingent appreciation certificate or convertible debt portion of the preferred securities by using Black-Scholes models and by using a combination of put and call options that would provide the same future payout as the convertible debt portion. The resulting value of the contingent appreciation certificates, net of an embedded derivative, was $43.5 million on December 17, 2001, $43.7 million as of December 31, 2001, and $44.6 million as of March 31, 2002. The transaction also resulted in a net derivative liability on December 17, 2001, of $12.1 million, on December 31, 2001, of $12.5 million, and on March 31, 2002, of $14.8 million.

     The following table summarizes the transaction at the transaction date, as of year-end, and as of March 31, 2002. The summary also reflects the allocation of transaction costs between the various components of the financing.

	Initial	As of	As of
	Fair Value	December 31,	March 31,
	Allocation	2001	2002

	(In thousands)
Convertible debt
Value of contingent appreciation certificates	$93,682
Value of embedded derivative	(50,212)

Total carrying amount of convertible debt(a)(b)	43,470	$43,733	$44,591

Derivative liability(c)	12,083	$12,495	$14,722

Allocable offering costs included in debt issuance costs(d)	(2,444)	$(2,427)	$(2,206)

Guaranteed preferred beneficial interest in Crown Media Trust’s debentures	209,447	$210,699	$218,376
Distribution to holders of guaranteed preferred beneficial interest in Crown Media Trust’s debentures	—	—	(3,621)
Allocable offering costs(e)	(11,771)	(11,659)	(10,961)

Total carrying value of guaranteed preferred beneficial interest(b)(f)	197,676	$199,040	$203,794

Net proceeds allocated to securities sold	$250,785

Gross proceeds from private placement	$265,000
Offering costs	(14,215)

Net proceeds allocated to securities sold	$250,785

(a)	Accreted to $45.6 million over three years.

(b)	Interest payable at 6.75% per annum in cash each quarter. Balance due at anticipated redemption of December 15, 2004.

(c)	Marked-to-model through income (loss) at each reporting date.

(d)	Amortized to interest expense over three years.

(e)	Accreted to guaranteed preferred interest expense over three years.

(f)	Accreted to $219.4 million over three years.

7. Related Party Transactions

Demand Notes

     From November 1999 through April 2000, Crown Media Holdings entered into a series of agreements with HC Crown, under which HC Crown agreed to lend Crown Media Holdings up to $40.0 million. On December 17, 2001, the Company paid HC Crown $37.1 million, in satisfaction of the aggregate balance outstanding as of that date, including accrued interest, under the notes. The notes were cancelled on December 17, 2001.

     On February 12, 2001, Crown Media Holdings entered into an agreement with HC Crown under which HC Crown agreed to lend Crown Media Holdings up to $150.0 million. On September 28, 2001, the Company paid HC Crown $70.0 million, in satisfaction of the aggregate balance outstanding as of that date, including accrued interest, under the line of credit. This line of credit was cancelled on September 28, 2001.

     On July 10, 2001, Crown Media Holdings entered into a promissory note with HC Crown representing a line of credit for up to $50.0 million. On December 17, 2001, the Company paid HC Crown $33.5 million, in satisfaction of the aggregate balance outstanding as of that date, including accrued interest, under the note. This note was cancelled on December 17, 2001.

     On September 28, 2001, the Company executed a promissory note, in the amount of $150.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated February 12, 2001. HC Crown’s obligation to make loans under this agreement was supported by an irrevocable letter of credit from Credit Suisse First Boston. On December 14, 2001, the Company cancelled this unused promissory note.

     On December 14, 2001, the Company executed a promissory note, in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. The line of credit has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank facility and the units, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown’s obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of both December 31, 2001, and March 31, 2002, the Company had no borrowings under this note to HC Crown. In addition, until the termination of the subordination and support agreement entered into by Hallmark Cards in connection with the private placement and until such time as the debentures and contingent appreciation certificates are paid in full, Hallmark Cards has agreed to loan Crown Media Holdings an amount necessary to pay, when due, the $100.0 million in obligations owed to Hallmark Entertainment Holdings and Hallmark Entertainment Distribution, LLC (“Hallmark Entertainment Distribution”), which were incurred by Crown Media Holdings in connection with its acquisition of the film assets. Lastly, Hallmark Entertainment, Inc. (“Hallmark Entertainment”) agreed to subordinate approximately $60.0 million in obligations owed by subsidiaries of Crown Media Holdings to it pursuant to certain program license agreements.

     Under this note, the Company is obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid at the Company’s option in common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. At both December 31, 2001, and March 31, 2002, the $1.1 million commitment fee was included in payable to affiliates in the accompanying consolidated balance sheets. The line of credit represented by this note was required by the bank credit facility and was amended to its present form in accordance with requirements of the private placement of preferred securities of the Crown Media Trust.

Hallmark Agreements Related to Bank Credit Facility and Preferred Securities

     Hallmark Cards and Hallmark Entertainment entered into certain agreements in order to induce the banks to enter into the Company’s bank credit agreement. Hallmark Cards, Crown Media Holdings and the banks are parties to a subordination and support agreement dated August 31, 2001. Under the subordination and support agreement, the obligations of Crown Media Holdings to pay (a) any borrowings under the HC Crown line of credit, and (b) approximately $100.0 million in accounts payable of Hallmark Entertainment Distribution as provided by the purchase agreement for the film assets, are subordinated in right of payment to Crown Media Holdings’ obligations to the banks. Crown Media Holdings is not permitted to pay subordinated obligations except for certain restricted payments permitted by the bank credit agreement. In the subordination and support agreement, Hallmark Cards also agrees to cause HC Crown to advance up to $75.0 million under the HC Crown line of credit to Crown Media Holdings (less the amount of any reduction on the HC Crown line of credit because of the application of net cash proceeds from issuing debt or equity as permitted by the bank credit agreement), to the extent necessary to enable Crown Media Holdings to meet its cash needs including the repayment of the bank loans, provided that Crown Media Holdings has borrowed the full amount then available under the bank credit agreement. Further, Hallmark Cards agrees that the HC Crown line of credit will not be declared due and payable if any obligations to the banks remain outstanding.

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

Costs Incurred on Crown Media Holdings’ Behalf

     Since inception, Hallmark Entertainment has paid certain costs related to payroll and benefits, insurance, operational and financing expenditures and capital expenditures on behalf of Crown Media Holdings. These transactions are recorded in the books and records of Crown Media Holdings. For the three months ended March 31, 2001 and 2002, respectively, approximately $0 and $400,000 were paid to Hallmark Entertainment. Unreimbursed costs of $1.8 million and $1.4 million are included in the item “payable to affiliates” in the accompanying consolidated balance sheets as of December 31, 2001, and March 31, 2002, respectively.

Services Agreement with Hallmark Cards

     Hallmark Cards, its subsidiaries and various affiliates, provide Crown Media Holdings with services that include payroll, legal, financial, tax and other general corporate services. Additionally, Hallmark Cards made a payment on Crown Media Holdings’ behalf for certain expenses in the amount of $500,000 during first quarter 2002. For each of the three months ended March 31, 2001 and 2002, Crown Media Holdings had accrued $125,000, respectively, under the agreement. At December 31, 2001, and March 31, 2002, unpaid accrued service fees of $3.1 million and $3.7 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Services Agreement with Hallmark Entertainment

     Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. This service agreement has a term of three years, commencing January 1, 2001, with the right of either party to terminate the agreement after the first year upon 60 days written notice. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, paid in quarterly installments of $375,000. Crown Media Holdings paid $1.9 million to Hallmark Entertainment for these services in April 2002.

Program License Agreement with Hallmark Entertainment Distribution

     Crown Media International has a program agreement with Hallmark Entertainment Distribution dated January 1, 2001. The agreement expires on December 31, 2005, subject to a renewal through December 31, 2010. Under the terms of the agreement, Crown Media International has the exclusive right to exhibit Hallmark Entertainment Distribution’s programming in the territories in which Crown Media International operates during three 18-month windows. Crown Media International also has the exclusive right to exhibit programming in markets where it does not currently operate, subject to any third party agreement existing at the time Crown Media International launches in those markets. In addition, under the agreement, Hallmark Entertainment Distribution is generally obligated to sell to Crown Media International all of the programming it produces and Crown Media International is obligated to purchase up to 50 programs produced per year during the term of the agreement.

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

     Programming costs related to the Hallmark program agreements were $11.0 million and $7.9 million, respectively, for the three months ended March 31, 2001 and 2002. As of December 31, 2001, and March 31, 2002, $62.3 million and $69.1 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. In December 2001, Crown Media Holdings paid $69.4 million to Hallmark Entertainment Distribution for license fees with proceeds from its private placement transaction.

Class B Common Stock

     Hallmark Entertainment Holdings controls all of the Company’s outstanding shares of Class B common stock, which, together with the shares of Class A common stock it owns, represents approximately 91% of the voting power on all matters submitted to the Company’s stockholders. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Shares of Class B common stock are generally automatically convertible into Class A common stock upon sale or other transfer by the selling stockholder. In addition, Class B common stockholders are entitled to 10 votes per share as compared to the holders of Class A common stock, which receive one vote per share of Class A common stock. With the exception of the voting and conversion rights, shares of Class A common stock and shares of Class B common stock are identical.

Purchase of Film Assets

     On September 28, 2001, Crown Media Holdings completed the acquisition of film assets, comprised of approximately 700 film titles and related rights and property, representing over 3,000 hours of programming, from the film assets of Hallmark Entertainment Distribution, a wholly-owned subsidiary of Hallmark Entertainment Holdings. Under the terms of the acquisition, the Company assumed $220.0 million of Hallmark Entertainment Distribution debt and payables and issued 33,744,528 shares of the Company’s Class A common stock. Of the shares issued in the transaction, 425,000 shares were issued into escrow and will be returned to us upon the judgment entered by the court on April 18, 2002, in relation to the previously announced stockholder lawsuit becoming final. The number of shares of common stock was determined by a formula based on the average closing price of the common stock from

     November 6, 2000 (the date the Company announced that it was contemplating the transaction) to September 27, 2001 (the day prior to closing), which average price was $17.78 per share. A committee of directors independent of Hallmark Entertainment and its affiliates considered and negotiated this transaction, including the purchase price, and received a fairness opinion from its financial advisor. Additionally, the stockholders of Crown Media Holdings, other than Hallmark Cards and its affiliates, approved the transaction at a meeting on July 17, 2001.

     The Company has treated the transaction as a reorganization of assets under common control. Consequently, assets and liabilities acquired were recorded at historical cost, which was less than the fair value at the transaction date.

     The film assets consist primarily of films, which were made or acquired for initial exhibition on the domestic network television market in the United States and Canada. Typically, films produced initially for network broadcast are subsequently licensed for home video and international television as well as cable and independent television in the United States and Canada.

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

Subscriber Acquisition Fees Agreement

     On August 27, 2001, the Company issued approximately 5.4 million shares of its Class A common stock with a then market value of $80.1 million as consideration for entering into a distribution agreement for carriage of the Hallmark Channel by DirecTV.

8. Commitments and Contingencies

Shareholder Lawsuit

     Legal action was brought against the Company in June 2001 in the Delaware Chancery Court by a stockholder regarding the Company’s purchase of the film assets referred to as the films transaction. The lawsuit was commenced as a purported class action, as well as a derivative action, and alleged, among other things, that the films transaction was the product of an unfair process designed to advantage Hallmark Cards as the controlling stockholder and that the price being paid to Hallmark Entertainment Distribution was not entirely fair. In June 2001, Crown Media Holdings, Hallmark Cards and the other defendants and the plaintiff entered into a memorandum of understanding stating an agreement in principle on a settlement of the lawsuit concerning the films transaction. As of February 20, 2002, Crown Media Holdings and the other parties to the lawsuit entered into a settlement agreement concerning the lawsuit, with terms contemplated by the memorandum of understanding. The settlement agreement provides, among other things, that the purchase price of the films transaction will be reduced by 425,000 shares of Class A Common Stock, that all claims against the Company and related parties that arise out of the events alleged in the lawsuit will be released and that the Company will pay the fees and disbursements of the plaintiff’s counsel, without interest. The Company anticipates that a portion of these fees and disbursements will be covered by its insurers.

     At the settlement hearing on April 18, 2002, the court determined, among other things, that: (1) the settlement is fair and reasonable, and in the best interest of a class consisting of all record owners and beneficial owners of Crown Media Holdings common stock on any day from November 6, 2000 (the date that the films transaction was publicly announced) to and including September 28, 2001, the effective date of closing the films transaction; (2) the lawsuit be dismissed such that no plaintiff or class member could sue on their claims again; (3) the lawsuit be certified as a class action; and (4) it should grant the request of the plaintiff’s counsel for attorneys fees and reimbursement of expenses of $700,000 in connection with the lawsuit. The judgment and order will become final on May 20, 2002, unless appealed prior to that date and will negatively affect subscriber revenues.

Distribution Agreements

     Several of Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event Crown Media United States enters into a subsequent agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August, 2001, Crown Media United States entered into a new distribution agreement with DirecTV, Inc. under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE® Package and the Company’s subscribers increased significantly. Several other distributors, whose agreements contain “most favored nations” provisions, have indicated an interest in some or all of the DirecTV terms, and Crown Media United States is currently in discussions with these distributors. Any modification of these existing agreements to adopt the DirecTV terms, or any other new terms could result in the payment of cash or the issuance of stock by Crown Media Holdings and will negatively affect subscriber revenues.

9. Operations in Different Geographic Areas

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

     Information relating to Crown Media Holdings’ continuing operations is set forth in the following table (operating loss is defined as total revenues less cost of services; selling, general and administrative expenses; marketing expenses; and amortization of goodwill and other intangibles (through December 31, 2001). Home office costs are reflected in the domestic operating losses and are not allocated internationally).

	Revenue from	Revenue from
	Unrelated	Related	Operating	Identifiable
	Entities	Entities	Loss	Assets

	(In millions)
Three Months Ended March 31, 2001:
Domestic	$7.5	$1.1	$(36.0)	$167.1
International	14.4	—	(7.4)	82.0

	$21.9	$1.1	$(43.4)	249.1

Assets not allocated to segments:
Cash and cash equivalents				11.9
Accounts receivable				27.7
Goodwill and other intangibles				328.3

Consolidated total assets				$617.0

Three Months Ended March 31, 2002:
Domestic	$13.4	$1.2	$(33.9)	$268.9
International	17.9	—	(3.1)	84.9
Film Distribution	7.0	—	(1.8)	805.8

	$38.3	$1.2	$(38.8)	1,159.6

Assets not allocated to segments:
Cash and cash equivalents				8.6
Accounts receivable				48.8
Goodwill and other intangibles				314.0

Consolidated total assets				$1,531.0

     The Asia Pacific market, Latin America market (specifically Argentina), Turkey and Russia have experienced illiquidity, volatile currency exchange rates and interest rates, volatile political and economic conditions, and reduced economic activity. Crown Media Holdings will be affected in the foreseeable future by economic conditions in these regions, although it is not possible to predict the extent of such impact. Additionally, on September 11, 2001, the United States encountered a terrorist attack, which increased volatility in the economic markets since that date.

     No customer accounted for more than 10% of Crown Media Holdings’ total revenues for the three months ended March 31, 2001 and 2002.

10. Subsequent Event

     On April 1, 2002, Crown Media United States entered into a satellite transponder service agreement with SES Americom, Inc. Crown Media United States has committed to lease a combined uplink and transponder space segment under this long-term lease agreement, once the equipment is launched in 2004. In accordance with SFAS No. 13, Accounting for Leases, the lease will be capitalized upon launch, and an estimated $20.0 million asset and corresponding liability will be recorded.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

     Our revenues consist of subscriber fees, advertising revenues and license fees revenues. Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. Subscriber fee revenue is recorded net of promotional subscribers and amortization of subscriber acquisition and other fees. In the United States, we pay certain television distributors up-front subscriber acquisition and other fees to carry our channel. However, such payments are not common in the international cable television markets. Subscriber acquisition and other fees paid are capitalized and amortized over the term of the applicable distribution agreement. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the revenues directly associated with each agreement.

     Subscriber fees vary according to:

•	the level of sophistication and degree of competition in the market;

•	the relative position in the market of the distributor and the popularity of the channel;

•	the packaging arrangements for the channel; and

•	other commercial terms such as granting the distributor exclusivity to carry our channel (generally in territories outside the U.S.) and length of term of the contract.

In some circumstances, distributors provide minimum revenue guarantees.

     Our channels’ growth in subscriber fees has been driven primarily by:

•	expansion of our channels into new markets;

•	new distribution agreements for our channels in existing markets; and

•	growth in the number of multi-channel homes.

     We are in continuous negotiations both with our existing distributors and new distributors to increase our subscriber base. In the United States, we are sometimes subject to requests by distributors to pay subscriber acquisition fees for these additional subscribers or to accept lower subscriber fees if certain numbers of additional subscribers are provided. In both domestic and international markets we also may help fund the distributors' efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenues will continue to be negatively affected by these subscriber acquisition fees, discounted subscriber fees and other payments, however, we believe that the resulting increase in subscribers will allow us to attract additional advertisers and command higher advertising rates.

     Several of Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August, 2001, Crown Media United States entered into a new distribution agreement with DirecTV, Inc. under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE® Package and our subscribers increased significantly. Several other distributors, whose agreements contain “most favored nations” provisions, have indicated an interest in some or all of the DirecTV terms, and Crown Media United States is currently in discussions with these distributors. Any modification of these existing agreements to adopt the DirecTV terms, or any other new terms could result in the payment of cash or the issuance of stock by Crown Media Holdings and will negatively affect subscriber revenues.

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

     Crown Media Distribution generates revenue from the film assets in the Crown Media Library by granting licenses to exhibit the films to third parties. Hallmark Entertainment provides services to us to assist in the administration, distribution and other exploitation of the Crown Media Library. We are also using the films as programming for our television channels and interactive uses.

Cost of Services

     Our cost of services consists primarily of program license fees, amortization of our film assets, amortization of subscriber acquisition fees, the cost of signal distribution, dubbing and subtitling, and creating the promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing markets and programming to support our advertising strategy.

     In connection with our purchase of film assets from Hallmark Entertainment Distribution, we have signed a service agreement with Hallmark Entertainment. Under the service agreement, Hallmark Entertainment will provide services to us to assist in the administration, distribution and other exploitation of the film assets, and we will pay Hallmark Entertainment approximately $1.5 million per year for up to the three-year term of the agreement ending in September 2004.

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

Revenue Recognition

     We recognize revenue when an agreement is executed, services are provided, price is determinable, and collectibility is reasonably assured. Management makes certain judgments concerning collectibility in foreign markets. As to these markets, the Company evaluates collectibility on a customer-by-customer basis. Prior to any revenue recognition in foreign markets from a new customer, the Company must generally receive one cash payment for the initial services provided. Once a payment is received, the Company reevaluates the customer’s financial condition, and, if continued collectibility remains reasonably assured, revenue recognition under normal terms occurs prospectively.

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

Film Assets

     The Company amortizes its film assets based on recognized revenue in the case of sales to third parties, using projections of sales to third parties for 10 years in determining the amortization amount for any sale to a third party, and based on a 10-year amortization for anticipated internal use of the film assets. Our projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition (September 28, 2001)

and is the same time period used in an initial, external valuation of our film assets at the time of purchase. The film assets are also reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable and at least annually. At least annually, the Company is also required by its debt covenants to have an external review of the film assets valuation.

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

Private Placement

     In December 2001, Crown Media Holdings completed a $265.0 million private placement by issuing trust preferred securities with contingent appreciation certificates. The structure of the agreement allowed the Company to record the trust preferred securities as guaranteed preferred beneficial interest in our debentures held by Crown Media Trust while the contingent appreciation certificates are recorded as debt. The agreement also included embedded derivatives, which will be marked to model through income (expense) over the term of the agreement or until settlement, if earlier. A fair value allocation was performed by the Company to record the trust preferred securities, the debt and the derivative. This calculation is discussed in Note 6 to Notes of Unaudited Consolidated Financial Statements in this Report. The interest component of the private placement is also being allocated between interest expense and guaranteed preferred beneficial interest expense in the consolidated statement of operations to correspond to the allocation of the components on the consolidated balance sheets.

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

     Currently, there is an accounting exposure draft on long-term liabilities, which could cause the Company to classify all the trust preferred securities as convertible debt and the corresponding amortization as interest expense, if the exposure draft is adopted.

Goodwill and Other Intangibles

     As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have generated a significant amount of goodwill and other intangibles. In accordance with recent accounting pronouncements, we ceased the amortization of goodwill after January 1, 2002, and we are required to periodically review whether the value of our goodwill has been impaired. If we are required to write off our goodwill, the results of operations, stockholders’ equity or profitability could be materially adversely affected. See “Goodwill and Other Intangibles” in Note 2 to Notes of Unaudited Consolidated Financial Statements in this Report.

     In connection with the issuance of SFAS 142 “Goodwill and Other Intangibles” and our acquisition of the remaining interests in Crown Media United States and H&H Programming — Asia, we engaged an independent firm to complete a valuation of Crown Media United States and H&H Programming — Asia to assist us in our annual analysis of impairment of goodwill and other intangibles. Based on the firm’s review as of December 31, 2001, our goodwill and other intangibles were not impaired.

Deferred Tax Asset

     Crown Media Holdings has provided a valuation allowance of $34.9 million on its net deferred tax assets because of uncertainty regarding their realizability. If we took the position that our deferred tax asset was realizable, we would have recorded a tax benefit against our losses for the first quarters of 2002 and 2001 and would have reduced our net losses by the amount of that benefit.

Effects of Transactions with Related and Certain Other Parties

     See “Related Party Transactions” in Note 7 to Notes of Unaudited Consolidated Financial Statements in this Report. Transactions with related parties are also described in Item 13 “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2001, and there have not been any new transactions with related parties during the quarter ended March 31, 2002.

Results of Operations

Three Months Ended March 31, 2002 Compared to Year Ended March 31, 2001

     Revenues. Net revenues for the three months ended March 31, 2002, increased to $39.5 million from $23.0 million, which represents an increase of $16.5 million, or 71%, over the comparable period in 2001. Subscriber fees revenue increased to $17.9 million for the three months ended March 31, 2002, from $15.9 million, which represents an increase of $2.0 million, or 13%, over the comparable period in 2001. The increased subscriber fees revenue resulted from expanded distribution in existing markets. The number of subscribers to the Hallmark Channel, as of March 31, 2002, increased to 91.5 million from 67.6 million as of March 31, 2001, which represents an increase of 23.9 million, or 35%. Subscribers of the Hallmark Channel increased at a higher rate than subscriber fees revenue because a number of new subscribers were added with promotion periods and the amount of subscriber acquisition fees netted against revenue also increased. International fees per subscriber are expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry from subscriber fees revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets. The actual international subscriber fee rates may decrease as we renew distribution agreements, which may provide for lower rates than under previous agreements. Seventy-five percent of subscriber fees revenue for the three months ended March 31, 2002, and 78% of subscriber fees revenue for the three months ended March 31, 2001, were earned internationally. Subscribers to our domestic channel increased from 29.0 million as of March 31, 2001, to 44.9 million as of March 31, 2002, which represents an increase of 15.9 million, or 55%. The amortization of subscriber acquisition costs has and will continue to result in a decline in net domestic subscriber revenues, as we net amortization of subscriber acquisition costs against revenue in accordance with generally accepted accounting principles in the United States. The amortization of subscriber acquisition costs was $1.9 million for the quarter ended March 31, 2002, compared to $1.7 million for the quarter ended March 31, 2001.

     At December 31, 2001, we had 87.9 million subscribers to the Hallmark Channel. The increase of 3.6 million subscribers in the quarter ended March 31, 2002, consisted of 2.2 million new subscribers from expanded distribution in our international market and 1.4 million new subscribers from expanded distribution in our domestic market.

     Advertising revenues increased to $14.6 million for the three months ended March 31, 2002, from $7.1 million, which represents an increase of $7.5 million, or 104%, over the comparable period in 2001. The increase in advertising revenues reflects our growth in both domestic and international subscribers, significantly higher ratings in the United States and in the United Kingdom, higher advertising rates and expanded sales of advertising time primarily in the United States and the United Kingdom. Advertising revenues from our domestic channel were $10.2 million for the three months ended March 31, 2002, compared to $5.1 million for the three months ended March 31, 2001. The number of advertisers on our domestic channel rose from approximately 80 in the first quarter of 2001 to approximately 150 in the first quarter of 2002.

     During the first quarter of 2002, our domestic channel achieved its highest-rated quarter in our network history, according to Nielsen Media Research, averaging a 0.6 primetime household rating. This represents a 50% increase from the fourth quarter of 2001.

     During fourth quarter 2001, Crown Media Holdings commenced earning revenue through a new business segment, film distribution, via its purchase of film assets from Hallmark Entertainment Distribution. Notwithstanding our use of these film assets on our channels, we are generating film licensing fees revenue as we establish ourselves in the program distribution market and expand our customer base. For the three months ended March 31, 2002, we earned film licensing fees revenue of $7.0 million.

     Cost of services. Cost of services for the three months ended March 31, 2002, increased to $49.7 million from $35.1 million, which represents an increase of $14.6 million, or 42%, over the comparable period in 2001. Cost of services as a percent of net revenue decreased to 126% for the three months ended March 31, 2002, as compared to 152% for the three months ended 2001. This decrease was primarily due to our 71% increase in net revenues mentioned above. Programming costs for the three months ended March 31, 2002, rose 18% as we invested in additional and higher quality programming, particularly series-based programming necessary to fulfill our programming strategy and meet the demands of our customers. For the three months ended March 31, 2002, amortization of our film assets was $7.2 million. We had some decline in affiliate programming amortization expense due to the completion of the purchase of the film assets on September 28, 2001, as we now own a portion of the material previously licensed. Generally, we amortize our film assets used internally over ten years (commencing September 28, 2001) and for external sales upon recognizing revenue. Operating costs for the three months ended March 31, 2002, increased 26% as we expanded distribution in our domestic markets, resulting in amortization expense related to subscriber acquisition fees of $4.2 million compared to $0 for the first quarter of 2001, offset in part by the use of public service announcements in some of our international markets as a substitute for purchased interstitials. Operating costs also increased as a result of depreciation of our Network Operations Center, which was launched in February 2001. Cost of services increased due to our amortizing additional licensed programming and servicing our expanded markets.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2002, increased to $18.8 million from $17.3 million, which represents an increase of $1.5 million, or 8%, over the comparable period in 2001. This increase primarily reflects escalations in rent and salaries. Selling, general and administrative expenses as a percent of total revenue decreased to 48% for the three months ended March 31, 2002, as compared to 75% for the three months ended March 31, 2001. This decrease is due to the increase in net revenues of 71% noted above.

     Marketing expenses. Marketing expenses for the three months ended March 31, 2002, decreased to $9.8 million from $10.5 million, which represents a decrease of $661,000, or 6%, over the comparable period in 2001. Marketing expenses were higher in the first quarter of 2001 due to aggressive marketing campaigns to drive consumer awareness and the introduction of our new brand package, which included branded theme blocks, a new positioning line, on-air graphics and signature music. The newly redesigned brand began a worldwide rollout on November 1, 2000, and was completed on August 5, 2001.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for the three months ended March 31, 2001, was $3.5 million. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which was amortized over 20 years. In conjunction with the acquisition of EM.TV & Merchandising AG’s (“EM.TV”) 50% interest in H&H Programming — Asia and the remaining 22.5% common interests in Crown Media United States on March 15, 2001, we recorded goodwill and other intangibles in the amount of $93.9 million, which were amortized over 10 years. The amortization of goodwill arising from past acquisitions ceased as of January 1, 2002, in accordance with revised accounting standards issued by the Financial Accounting Standards Board in June 2001. As a result of this cessation, we did not record $5.5 million of amortization expense for the three months ended March 31, 2002. However, goodwill and other intangible assets are subject to periodic (at least annual) tests for impairment. No impairment was recorded for the three months ended March 31, 2002, based on the results of valuations.

     Loss from operations. Loss from operations for the three months ended March 31, 2002, decreased to $38.8 million from $43.4 million, which represents a decrease of $4.6 million, or 11%, over the comparable period in 2001. This decrease was primarily due to our 71% increase in net revenues discussed above and the cessation of amortization of goodwill on January 1, 2002, and was partially offset by our expansion into existing markets and into a new business segment.

     Equity in net losses of unconsolidated entities and investment expenses. Equity in net losses of unconsolidated entities and investment expenses for the three months ended March 31, 2001, was $655,000. We acquired the remaining common interests in Crown Media United States and H&H Programming — Asia on March 15, 2001. We commenced consolidation of H&H Programming — Asia on the date of the acquisition. Net losses derived from H&H Programming — Asia were recorded under the equity method of accounting through March 15, 2001, respectively, and consolidated thereafter.

     Guaranteed preferred beneficial interest expense. Guaranteed preferred beneficial interest expense for the three months ended March 31, 2002, was $10.6 million. This expense relates to future payments on our debentures issued on December 17, 2001, in connection with the preferred securities of Crown Media Trust. We are aware of a recent accounting exposure draft issued by the Financial Accounting Standards Board, which may cause us to reclassify our guaranteed preferred beneficial interests in Crown Media Trust’s debentures as convertible debt if adopted. Changing the classification of our preferred securities from guaranteed preferred beneficial interests to convertible debt would also change the Company’s treatment of its debt issuance costs and would have had the effect of increasing our net loss by an estimated $284,000 for the three months ended March 31, 2002, due to the timing of recognition of costs related to the offering.

     Interest income (expense), net. Net interest expense for the three months ended March 31, 2002, increased to $5.7 million from $760,000, which represents an increase of $5.0 million, over the comparable period in 2001. This increase was primarily due to the interest on our increased borrowings under our credit facility with JP Morgan Chase Bank and interest on our convertible debt.

     Income tax provision. Income tax provision for the three months ended March 31, 2002, increased to $549,000 from $385,000, which represents an increase of $164,000, or 43%, over the comparable period in 2001. This increase was due to the tax on the foreign-based income resulting from increased international subscriber fees revenue as discussed above. The Argentine and Brazilian governments have implemented taxation on advertising sales. We have and will continue to see an increase in our foreign taxes.

     Net loss. Net loss for the three months ended March 31, 2002, increased to $56.0 million from $45.2 million, which represents an increase of $10.8 million, or 24%, over the comparable period in 2001. This increase in net loss for the three months ended March 31, 2002, was attributable to a combination of the factors discussed above.

Liquidity and Capital Resources

     Cash used in operating activities was $56.8 million and $41.6 million for the three months ended March 31, 2002 and 2001, respectively. Cash was used primarily to fund operating expenditures related to net losses of $56.0 million and $45.2 million for the three months ended March 31, 2002, and 2001, respectively. This increase was primarily due to our acquisition and continued amortization of popular programming from third-party suppliers to meet our strategy and the demands of our customers and higher subscriber acquisition fee payments as a result of our expanded distribution in domestic markets.

     Cash used in investing activities was $1.6 million and $3.4 million for the three months ended March 31, 2002 and 2001, respectively. This decrease was primarily due to our decrease in investments in capital expenditures in 2002. During the first quarter 2001, we completed and launched of our Network Operations Center.

     Cash provided by financing activities was $53.2 million and $22.3 million for the three months ended March 31, 2002 and 2001, respectively. This increase was primarily due to increased borrowings on our credit facility with JP Morgan Chase Bank to fund operations.

     The following table aggregates all of our contractual commitments as of March 31, 2002.

	Scheduled Payments by Period

			Less			After
			Than	2-3	4-5	5
Contractual Obligations	Total		1 Year	Years	Years	Years

Long-Term Debt	$251.4		$0.3	$44.6	$206.5	$—
Capital Lease Obligations	11.7		1.3	3.1	3.6	3.7
Operating Leases	90.7		17.3	28.9	21.2	23.3
Other Long-Term Obligations Program license fees payable to non-affiliates and NICC	69.7		43.6	26.1	—	—
Program license fees payable to Hallmark Entertainment Distribution	69.1	(a)	8.9	60.2	—	—
Program license fees payable for future windows	70.0		33.9	22.9	10.0	3.2
Subscriber acquisition fees (b)	17.1		12.1	—	1.0	4.0
Payable to Hallmark Entertainment Holdings	52.1	(c)	—	—	52.1	—
Payable to Hallmark Entertainment, Inc.	47.9	(c)	—	—	47.9	—
Guaranteed preferred beneficial interests in Crown Media Trust’s debentures	203.8	(d)	—	203.8	—	—
Preferred Minority Interest	25.0		—	—	25.0	—

Total Contractual Cash Obligations	$908.5		$117.4	$389.6	$367.3	$34.2

(a)	Can only be paid with certain prescribed sources of funds as defined in the private placement agreement, assuming such funds are available.

(b)	May increase based on potential revisions to current distribution agreements.
(c)	Can only be paid subsequent to repayment of credit facility per agreement.
(d)	Currently, the Company expects to redeem the preferred securities in 2004, which is prior to the maturity in 2007, assuming funds are available.

     In connection with our growth strategy, we expect that we will continue to make significant investments in programming, distribution and technology. We anticipate cash capital expenditures of approximately $12.0 million for the year ending December 31, 2002. In April 2002, we entered into a commitment to lease satellite and transponder space, which will not be launched until 2004. See “Subsequent Event” in Note 10 to Notes of Unaudited Consolidated Financial Statements in this Report. Our principal uses of funds in 2002 are expected to be the payment of operating expenses (including but not limited to licensing programming from third parties), working capital, capital expenditure requirements, and debt service payments. The Company’s principal sources of funds are expected to be cash generated from operations (before interest), cash on hand and available borrowings under the bank credit facility and the HC Crown line of credit. The credit facility and the preferred securities contain certain provisions that by their terms limit Crown Media Holdings and/or its subsidiaries’ ability to, among other things, incur additional debt.

     At March 31, 2002, we had an available cash balance of $8.6 million, $113.5 million undrawn balance under the bank credit facility, and $75.0 million available under the HC Crown line of credit. We believe that available credit under the bank credit facility and the HC Crown line of credit, together with cash generated from operations and cash on-hand, will be sufficient for our liquidity needs through at least June 30, 2003.

Cash Flow Risks

     Our dependence on operating cash flow, in addition to other cash resources, means that risks involved in our businesses can significantly affect our liquidity. Any unexpected decrease in subscriber revenues (whether as a result of the termination of distributor relationships or changes in the terms of carriage with a distributor), less growth of advertising revenues than projected internally or unanticipated expenses could result in the need to raise additional cash externally. Other risks described below could also affect our operating cash flow. We have no arrangements for any additional external financings of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. On the other hand, subject to these risks, we expect our cash flow to improve significantly in mid-2003 as we realize more revenues from our film assets and from increased advertising on our channels.

Bank Credit Facility; Private Placement and HC Crown Line of Credit

     Our credit agreement with a syndicate of banks led by JP Morgan Chase Bank as administrative agent and issuing bank, our private placement of preferred securities of Crown Media Trust and contingent appreciation certificates and a line of credit with HC Crown is described in Item 7 Management’s Discussion and Analysis of Historical Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2001. The bank credit facility contains a number of affirmative and negative covenants.

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

     Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of March 31, 2002, we had an accumulated deficit of approximately $536.3 million, net goodwill and other intangibles of approximately $314.0 million, and film assets of $802.0 million.

     We cannot assure you that we will achieve or sustain profitability. If we are not able to achieve or sustain profitability, the trading price of our Class A common stock may fall significantly. To diminish our losses and become profitable, we will need to substantially increase our revenues, particularly advertising and licensing revenues. This will require, among other things, increasing the distribution of our channels, attracting more viewers to our channels, attracting more advertisers, and increasing our advertising rates. Risks associated with these areas of our business are described below.

Our substantial indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

     We have a substantial amount of indebtedness. As of March 31, 2002, our total debt was $263.8 million and we had $8.6 million of cash and cash equivalents. In addition, subject to the restrictions under our various debt agreements, we may borrow additional amounts under our existing credit facility to cover the negative cash flow resulting from our current operations, and incur additional indebtedness from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes. We expect that our principal sources of funds during 2002 will be cash generated from operating activities and borrowings under our senior credit facility.

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

     High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of interest income and includes amortization of debt issuance costs and interest expense on borrowings under our demand notes, credit facility and private placement, increased $15.5 million to $16.3 million for the three months ended March 31, 2002, from $760,000 for the three months ended March 31, 2001. The increase in interest expense in the past twelve months resulted from an increase in the average borrowings outstanding, due to cash generated from operations being insufficient to cover operating expenses and capital expenditures. Consequently, we were required to make borrowings under our demand notes, credit facility and a private placement during 2001 and the first quarter of 2002. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes. In addition, we may need to incur additional indebtedness in the future. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

Our liquidity is dependent on external funds.

     We believe that our current bank credit facility and line of credit with HC Crown, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through at lease June 30, 2003. However, because we currently operate at a loss and have a negative cash flow, any significant expense not included in our internal budget or any development that hampers our growth in revenues or decreases any of our revenues, would result in the need for additional external funds in order to continue operations. We have no arrangements for any external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders.

Modification of any existing agreements with United States distributors could decrease our subscriber fees revenue and, if our distribution is increased, also result in higher advertising revenues.

     Several of the Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event the Crown Media United States enters into a subsequent agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August 2001, Crown Media United States entered into a new distribution agreement with DirecTV, Inc. under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE Package and our subscribers increased significantly. Several other distributors, whose agreements contain “most favored nations” provisions, have indicated an interest in some or all of the DirecTV terms, and Crown Media United States is currently in discussions with these distributors. Any modification of these existing agreements to adopt the DirecTV terms, or any other new terms could result in the payment of cash or the issuance of stock by Crown Media Holdings and will negatively affect subscriber revenues.

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

     Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. In particular, our ability to react effectively may be limited by our obligation to license programming from Hallmark Entertainment Distribution, which has standards that limit the types of programming that it will provide to us. Our competitors may have more flexible programming arrangements, as well as greater amounts of production, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also reduce the amount of revenues we anticipate receiving from licensing of our film assets and cause a decline in both advertising and subscriber fees revenue. The decline in revenues could hinder or prevent us from achieving profitability and could adversely affect the market price of our Class A common stock.

We are currently dependent on Hallmark Entertainment to distribute and maximize licensing fees from the film assets.

     Currently, we are dependent on Hallmark Entertainment to distribute and license our film assets to third parties for us under the terms of a three-year service agreement commencing as of January 1, 2001. This arrangement reduces our control over the sales and distribution of the film assets and might delay our realization of the full revenue stream from the film assets. We and Hallmark Entertainment each have the right to terminate the service agreement after the first year. If Hallmark Entertainment elects to terminate the agreement before we have established our own distribution network, we may not be able to establish our own or obtain alternative distribution services of equivalent quality or on terms as favorable to us. This could hinder our ability, at least in the short-term, to achieve the amount of additional revenues anticipated from these activities and could adversely affect the market price of our Class A common stock.

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

     Hallmark Entertainment Holdings controls all of our outstanding shares of Class B common stock and owns shares of Class A common stock, representing approximately 91% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment Holdings’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. Hallmark Entertainment Holdings’ control relationship with us also could give rise to conflicts of interest, including:

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

     Commencing with the fourth quarter of 2001, we also have a film cost relating to the amortization of the purchase price for the film assets that we use and license to others. This film cost is, and will continue to be, a significant component of our cost of services each quarter.

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

     Distributors in the United States may attempt to pressure smaller pay TV channels in terms of viewership, such as our domestic Hallmark Channel, to accept decreasing amounts for subscriber fees, to pay higher subscriber acquisition fees or to allow carriage of the Channel without the payment of subscriber fees. Factors that may lead to this pressure include the number of competing pay TV channels, the limited space available on services of distributors in the United States and the desire of distributors to maintain or reduce costs. Any reduction in subscriber fees revenue now or in the future could have a material impact on our ability to achieve profitability and cash flow.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2002, the decline of the fair value of the fixed income portfolio would not be material.

     As of March 31, 2002, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $9.0 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

     The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At March 31, 2002, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the year ended March 31, 2002, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

     We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against risks associated with any of our investing or financing activities.

     As of March 31, 2002, we estimated the fair value of our credit facility with JP Morgan Chase, excluding accrued interest, to be approximately $206.5 million using quoted market prices where available, or discounted cash flow analyses. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% increase or decrease in assumed interest rates would decrease or increase the fair value of our debt by approximately $1.0 million. These calculations include the assumption that the balance of our outstanding debt as of March 31, 2002, would not change during the year and that a yearly interest rate was used. To the extent interest rates increase, our costs of financing will also increase because of variable rates applicable to our outstanding debt.

     As of March 31, 2002, we estimated the value of our preferred securities to be approximately $248.4 million and the value of our derivative liability to be $14.7 million using quoted market prices where available, or discounted cash flow analyses. The value of our derivative liability is affected by fluctuations in our stock price and interest rates. A hypothetical 10% decrease in our stock price would increase the value of our derivative liability by approximately $1.6 million. A hypothetical 10% decrease in our stock price would decrease the value of our derivative liability by approximately $3.6 million. A hypothetical 10% increase in the interest rate would decrease the value of our derivative liability by approximately $1.0. A hypothetical 10% decrease in the interest rate would decrease the value of our derivative liability by approximately $1.2. These calculations include the assumption that the balance of our derivative liability as of March 31, 2002, would not change during the year and that a yearly interest rate was used.

We are exposed to market risk.

     We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and equity investment prices. To reduce the volatility relating to these exposures, we may enter into various derivative investment transactions in the near term pursuant to our investment and risk management policies and procedures in areas such as hedging and counterparty exposure practices. We did not and will not use derivatives for speculative purposes.

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

     Our material interest bearing assets consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing assets was $9.0 million, or less than 1% of total assets, as of March 31, 2002. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, a credit facility with JP Morgan Chase Bank, and our private placement. The balance of those liabilities was $263.8 million, or 45% of total liabilities, as of March 31, 2002. The balance of our guaranteed preferred beneficial interest in Crown Media Trust’s debentures was $203.8 million. Net interest expense for the three months ended March 31, 2002, was $5.7 million, or 15%, of our total revenues. Our guaranteed preferred beneficial interest expense for the three months ended March 31, 2002, was $10.6 million, or 27%, of our total revenues. Our net interest expense and preferred beneficial interest expense is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and the volatility of our Class A common stock to the extent this volatility impacts the value of the derivative liability in our preferred securities. In this regard, changes in U.S. interest rates affect the interest bearing assets and our borrowings as do changes in the price of our Class A common stock.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We have previously reported on a legal action brought in June 2001 in the Delaware Chancery Court by a stockholder regarding our purchase of the Crown Media Library referred to as the films transaction. The lawsuit was commenced as a purported class action, as well as a derivative action, and alleged, among other things, that the films transaction was the product of an unfair process designed to advantage Hallmark Cards as the controlling stockholder and that the price being paid to Hallmark Entertainment Distribution was not entirely fair. In June 2001, we, Hallmark Cards and the other defendants and the plaintiff entered into a memorandum of understanding stating an agreement in principle on a settlement of the lawsuit concerning the films transaction. As of February 20, 2002, we and the other parties to the lawsuit entered into a settlement agreement concerning the lawsuit, with terms contemplated by the memorandum of understanding. The settlement agreement provides, among other things, that the purchase price of the films transaction will be reduced by 425,000 shares of Class A Common Stock, that all claims against us and related parties that arise out of the events alleged in the lawsuit will be released and that we will pay the fees and disbursements of the plaintiff’s counsel, without interest. We anticipate that a portion of these fees and disbursements will be covered by our insurers.

     At the settlement hearing on April 18, 2002, the court determined, among other things, that: (1) the settlement is fair and reasonable, and in the best interest of a class consisting of all record owners and beneficial owners of Crown Media Holdings common stock on any day from November 6, 2000 (the date that the films transaction was publicly announced) to and including September 28, 2001, the effective date of closing the films transaction; (2) the lawsuit be dismissed such that no plaintiff or class member could sue on their claims again; (3) the lawsuit be certified as a class action; and (4) it should grant the request of the plaintiff’s counsel for attorneys fees and reimbursement of expenses of $700,000 in connection with the lawsuit. The judgment and order will become final on May 20, 2002, unless appealed prior to that date and the settlement will then be effective.

Item 6. Exhibits and Reports on Form 8-K

(a)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference)

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference)

10.1	Amendment No. 3, dated as of March 29, 2002, to the Credit Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc., as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and Issuing Bank.

10.2	Amendment No. 4, dated as of May 15, 2002, to the Credit Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc., as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and Issuing Bank.

(b)	Reports on Form 8-K

During the quarter ended March 31, 2002, we filed the following Form 8-K reports:

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

	By:	/s/ DAVID J. EVANS David J. Evans President and Chief Executive Officer
May 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. EVANS David J. Evans	Director and Principal Executive Officer	May 15, 2002

/s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial and Accounting Officer	May 15, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference)

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference)

10.1	Amendment No. 3, dated as of March 29, 2002, to the Credit Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc., as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and Issuing Bank.

10.2	Amendment No. 4, dated as of May 15, 2002, to the Credit Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc., as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and Issuing Bank.