Form 10-Q
period 2002-06-30
CROWN MEDIA HOLDINGS INC
filed 2002-08-08
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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
if Changed Since Last Report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

As of August 2, 2002, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,670,775, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

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

     In this Form 10-Q the terms “we,” “us” and “our” refer to Crown Media Holdings, and, unless the context requires otherwise, Crown Media International, LLC (“Crown Media International”), Crown Media United States, LLC (“Crown Media United States”), Crown Media Distribution, LLC (“Crown Media Distribution”), Crown Entertainment Limited (“Crown Entertainment”), Crown Media Trust (“Crown Media Trust”), and H&H Programming — Asia, L.L.C. (“H&H Programming — Asia”), subsidiaries of Crown Media Holdings that operate our businesses. The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

     The names Hallmark, Hallmark Entertainment, TOTAL CHOICE and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,	As of June 30,
	2001	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$13,859	$5,283
Cash in escrow	111,625	—
Accounts receivable, less allowance for doubtful accounts of $7,361 and $7,275, respectively	29,911	40,624
Program license fees — affiliates, net of accumulated amortization	12,199	23,495
Program license fees — non-affiliates, net of accumulated amortization	35,425	43,489
Subtitling and dubbing, net of accumulated amortization	2,584	3,076
Prepaids and other assets	11,364	13,794

Total current assets	216,967	129,761
Restricted cash	340	340
Accounts receivable, net of current portion	6,253	7,296
Program license fees — affiliates, net of current portion	60,679	50,881
Program license fees — non-affiliates, net of current portion	33,219	35,657
Subtitling and dubbing, net of current portion	4,795	4,873
Film assets, net of accumulated amortization	808,138	798,094
Subscriber acquisition fees, net of accumulated amortization	126,965	119,462
Property and equipment, net of accumulated depreciation	43,882	39,487
Goodwill	314,033	314,033
Debt issuance costs, net of accumulated amortization	8,760	7,084
Prepaids and other assets, net of current portion	2,327	2,924

Total assets	$1,626,358	$1,509,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$38,842	$28,197
Subscriber acquisition fees payable	23,020	10,301
License fees payable to affiliates	—	5,562
License fees payable to non-affiliates	33,088	37,330
Payables to affiliates	5,952	5,451
JP Morgan Chase credit facility and interest payable	111,905	898
Capital lease obligation	1,318	1,374
Deferred programming revenue	1,316	1,650

Total current liabilities	215,441	90,763
Accrued liabilities, net of current portion	934	3,037
Subscriber acquisition fees payable, net of current portion	5,262	3,364
License fees payable to affiliates, net of current portion	62,299	69,915
License fees payable to non-affiliates, net of current portion	23,127	23,123
JP Morgan Chase credit facility, net of current portion	151,438	243,542
Capital lease obligation, net of current portion	10,723	10,021
Convertible debt	43,733	45,511
Derivative liability	12,495	7,087
Payable to affiliates	100,000	100,000

Total liabilities	625,452	596,363
COMMITMENTS AND CONTINGENCIES
GUARANTEED PREFERRED BENEFICIAL INTEREST IN CROWN MEDIA
TRUST’S DEBENTURES	199,040	208,902
PREFERRED MINORITY INTEREST	25,000	25,000
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; issued shares of 73,913,395 and 73,670,775, respectively; outstanding shares of 73,488,395 and 73,670,775 as of December 31, 2001 and June 30, 2002, respectively	735	737
Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,670,422 as of December 31, 2001 and June 30, 2002	307	307
Paid-in capital	1,256,754	1,258,393
Accumulated other comprehensive income (loss)	(620)	557
Accumulated deficit	(480,310)	(580,367)

Total stockholders’ equity	776,866	679,627

Total liabilities and stockholders’ equity	$1,626,358	$1,509,892

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

		(Unaudited)
Revenues:
Subscriber fees	$16,712	$16,961	$32,595	$34,868
Advertising	7,673	17,313	13,725	30,713
Advertising by Hallmark Cards, Inc.	1,617	1,540	2,710	2,710
Film licensing fees	—	3,472	—	10,451
Other fees	475	21	486	34

Total revenues	26,477	39,307	49,516	78,776
Cost of Services:
Programming costs:
Affiliates	14,634	9,380	27,826	19,762
Non-affiliates	8,250	12,855	15,271	26,224
Amortization of film assets	—	5,467	—	12,715
Operating costs	14,950	22,756	29,817	41,414

Total cost of services	37,834	50,458	72,914	100,115
Selling, general and administrative expenses	21,758	14,835	39,102	33,622
Marketing expenses	6,372	10,569	16,827	20,363
Amortization of goodwill	5,469	—	8,996	—

Loss from operations	(44,956)	(36,555)	(88,323)	(75,324)
Equity in net losses of unconsolidated entities	—	(23)	(655)	(389)
Accretion of guaranteed preferred beneficial interest	—	(1,176)	—	(11,778)
Interest expense, net	(1,652)	(5,650)	(2,412)	(11,374)

Loss before income taxes	(46,608)	(43,404)	(91,390)	(98,865)
Income tax provision	(621)	(643)	(1,006)	(1,192)

Net loss	(47,229)	(44,047)	(92,396)	(100,057)

Other comprehensive loss:
Gain (loss) on fair value of derivative	—	920	—	863
Foreign currency translation adjustment	(314)	517	(781)	314

Comprehensive loss	$(47,543)	$(42,610)	$(93,177)	$(98,880)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	65,443	104,328	63,218	104,227

Net loss per share, basic and diluted	$(0.72)	$(0.42)	$(1.46)	$(0.96)

The accompanying notes are an integral part of these
consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2001	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,396)	$(100,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(7)	(7)
Amortization and depreciation	61,991	78,875
Accretion of guaranteed preferred beneficial interest	—	17,186
Gain on change in fair value of derivative liability	—	(5,408)
Accretion of convertible debt	—	4,023
Provision for allowance for doubtful accounts	3,117	3,310
Equity in net losses of unconsolidated entities	655	—
Stock-based compensation	909	12
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,898)	(14,893)
Additions to program license fees	(40,068)	(59,328)
Increase in subtitling and dubbing	(2,493)	(2,923)
Additions to subscriber acquisition fees	(3,724)	(5,848)
(Increase) decrease in prepaids and other assets	1,019	(1,479)
Decrease in accounts payable and accrued liabilities	(10,743)	(11,077)
Increase (decrease) in interest payable	464	(1,832)
Decrease in subscriber acquisition fees payable	(5,703)	(14,617)
Increase in affiliate license fees payable	21,893	20,442
Decrease in payables to affiliates	(3,389)	(1,144)
Increase (decrease) in deferred programming revenue	(318)	332

Net cash used in operating activities	(79,691)	(94,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,538)	(803)
Proceeds from disposition of property and equipment	83	43
Acquisition of H&H Programming — Asia, net of cash acquired	(690)	—

Net cash used in investing activities	(9,145)	(760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	670	1,629
Borrowings from HC Crown note payable	60,500	—
Borrowings from JP Morgan Chase credit facility	—	92,000
Payments on borrowings from JP Morgan Chase credit facility	—	(110,587)
Decrease in cash in escrow	—	111,625
Distribution to holders of guaranteed preferred beneficial interests	—	(7,324)
Principal payments under capital lease obligation	(593)	(645)

Net cash provided by financing activities	60,577	86,698
Effect of exchange rate changes on cash	(117)	(81)

Net decrease in cash and cash equivalents	(28,376)	(8,576)
Cash and cash equivalents, beginning of period	34,274	13,859

Cash and cash equivalents, end of period	$5,898	$5,283

Supplemental disclosure of cash and non-cash activities:
Interest paid	$2,321	$5,909
Interest paid on preferred securities	$—	$8,844
Income taxes paid	$1,006	$1,192
Stock-based compensation	$909	$12
Unrealized gain on fair value of derivative asset	$—	$863
Asset acquired through capital lease obligation	$13,252	$—
Acquisition of H&H Programming — Asia, net of cash acquired:
Accounts receivable and other assets	$1,622	$—
Program license fees	2,678	—
Goodwill and other intangibles	93,924	—
Accounts payable and other liabilities	3,227	—
JP Morgan Chase credit facility	3,100	—
Affiliate license fees payable	5,388	—
Issuance of Class A common stock	85,819	—

The accompanying notes are an integral part of these
consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2001 and 2002

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

Liquidity

     In connection with the Company’s growth strategy, the Company expects that it will continue to make significant investments in programming, distribution and technology. The Company’s principal sources of funds are expected to be cash generated from operations, cash on hand and available borrowings under the Company’s JP Morgan Chase credit facility and the HC Crown Corporation (“HC Crown”) line of credit. Crown Media Holdings and/or its subsidiaries have a limited ability to incur additional debt due to certain provisions contained in the Company’s credit agreement and indenture governing the Company’s preferred securities. The Company’s principal uses of funds are expected to be the payment of operating expenses (including but not limited to licensing programming from third parties), working capital, capital expenditure requirements, and debt service payments.

     The Company’s financial position and operations changed significantly during 2001. Substantial revenue producing assets were acquired through the issuance of debt and stock and funds available under the Company’s credit facility. In August 2001, the Company issued $80.1 million of common stock for additional carriage on a U.S. pay television distributor. In September 2001, the Company acquired approximately 700 films for $592.0 million in common stock and assumption of $220.0 million of debt. The expectation is that these additional assets will provide substantial revenue for the foreseeable future. These acquisitions and the Company’s continuing use of cash in operations required several new financings during 2001. In September 2001, the Company established a bank credit facility of $285.0 million, which was subsequently increased in December 2001, to $320.0 million. In December 2001, the Company also issued $265.0 million of preferred securities in a private placement transaction. As of June 30, 2002, the Company had a $5.3 million cash balance, $76.5 million undrawn balance under the bank credit facility and $75.0 million available under the HC Crown line of credit. The Company believes that this available credit, together with cash generated from operations and cash on-hand, will be sufficient for its liquidity needs through at least June 30, 2003.

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

Cash and Cash Equivalents

     Crown Media Holdings considers all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of Crown Media Holdings’ cash equivalents approximates cost at each balance sheet date.

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

     Subscriber acquisition fees are amortized over the life of the distribution agreements as a reduction of subscriber fees revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the amortization is included as a component of operating expense. Crown Media Holdings assesses the recoverability of these costs periodically and whenever events or changes in distributor relationships occur or other indicators would suggest an impairment.

     Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of June 30,

	2001	2002

	(In thousands)
Balance at cost, January 1	$32,884	$143,153
Additions due to distribution agreements	110,269	5,847

Subscriber acquisition fees, at cost	143,153	149,000
Accumulated amortization	(16,188)	(29,538)

Subscriber acquisition fees, net	$126,965	$119,462

     As of December 31, 2001, and June 30, 2002, the consolidated balance sheets also reflected subscriber acquisition fees payable of $28.3 million and $13.7 million, respectively. For the three months ended June 30, 2001 and 2002, Crown Media United States made cash payments of $7.2 million and $6.3 million, respectively, reducing subscriber acquisition fees payable. For the six months ended June 30, 2001 and 2002, Crown Media United States made cash payments of $7.2 million and $20.4, respectively. Additionally, $80.1 million of common stock was issued in exchange for distribution rights during 2001 (see Note 7).

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

Subtitling and Dubbing

     Subtitling and dubbing costs represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties, the program’s estimated life (in the case of programming licensed from Hallmark Entertainment Distribution and the Company’s film assets) or 10 years. Accumulated amortization related to subtitling and dubbing as of December 31, 2001, and June 30, 2002, was $4.9 million and $5.5 million, respectively.

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

     Crown Media Holdings owns 100% of the common equity in Crown Media Trust. The preferred securities include terms that allow the holder to earn a return above the stated dividend rate on the securities under certain conditions. Based on fair value calculations using discounted cash flows and Black-Scholes models, a portion of the preferred securities have been allocated and classified in Crown Media Holdings’ balance sheet as guaranteed preferred beneficial interest in Crown Media Trust’s debentures (mezzanine minority interest) and a portion has been classified as convertible debt. Issuance costs related to the guaranteed preferred beneficial interest portion were netted against the guaranteed preferred beneficial interest and accreted as additional minority interest in earnings. Issuance costs related to the convertible debt portion were recorded as a “deferred debt issuance costs” asset and are currently amortized as additional interest expense, using the effective interest method. See Note 6 for additional discussion of the terms and related accounting for the preferred securities and Crown Media Holdings’ related subordinated debentures.

     Crown Media Holdings is aware of recent accounting exposure drafts, which may cause the Company to reclassify its guaranteed preferred beneficial interest in Crown Media Trust’s debentures as convertible debt if these drafts are adopted. Changing the classification of the Company’s preferred securities from guaranteed preferred beneficial interest to convertible debt could significantly impact the presentation of the Company’s financial statements, although the Company does not expect this change to significantly impact its financial position.

Revenue Recognition

     Subscriber fees from pay television distributors are recognized as revenue when an agreement is executed, programming is provided, price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs.

     Crown Media Holdings adopted Emerging Issues Task Force (“EITF”) Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products (“EITF No. 00-25”) on January 1, 2001, which was codified in EITF Issue No. 01-9 (“EITF No. 01-9”), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 01-9 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products. Under EITF No. 01-9 certain cooperative advertising and product placement costs previously classified as selling expenses are to be reflected as a reduction of revenues earned from that activity.

     Advertising revenues are recognized as earned in the period in which the advertising commercials or infomercials are telecast. If uncertainty as to the collectibility of this revenue exists, the revenue is recognized on a cash basis. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

     Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided, which is generally the value in the negotiated barter contract. The fair value is determined based upon Crown Media Holdings’ historical practice of receiving cash for similar advertisements from buyers unrelated to the other party in the current barter transaction. When the barter advertising revenue does not meet the requirements of EITF No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. For the three months ended June 30, 2001 and 2002, revenue from advertising barter transactions equaled the corresponding barter expenses and were $431,000 and $207,000, respectively, and were included as a component of both advertising revenue and marketing expenses in the accompanying consolidated statements of operations. For the six months ended June 30, 2001 and 2002, these amounts were $928,000 and $320,000, respectively.

     Revenue from program licensing agreements is recognized when the film is available for exhibition by the licensee, the license fee is known, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Payments received from licensees prior to the availability of a film are recorded as deferred revenue.

     Revenues from foreign sources for the three months ended June 30, 2001 and 2002, represented 63% and 53% respectively, of total revenue. Revenues from foreign sources for the six months ended June 30, 2001 and 2002, represented 63% and 49% respectively, of total revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Argentina, Australia, India, Malaysia, Mexico, Philippines, Poland, Singapore, South Africa, South Korea, Taiwan, and the United Kingdom, during all periods presented.

Cost of Services

     Cost of services includes programming distribution expenses and amortization of program license fees, subtitling and dubbing, and the film assets.

Film Assets

     The Company amortizes its film assets based on recognized revenue in the case of sales to third parties, using projections of sales to third parties for 10 years in determining the amortization amount for any sale to a third party, and based on a 10-year amortization for anticipated internal use of the film assets. The Company’s projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition and is the same time period used by an initial, external valuation of the Company’s film assets at the time of acquisition. The film assets are also reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. At least annually, the Company is required by its debt covenants to have a valuation expert perform a valuation of the film assets and the film assets as a whole will be written-down to their fair values if necessary.

     Crown Media Holdings adopted Statement of Position 00-2, Accounting by Producers and Distributors of Films (“SOP 00-2”) on September 28, 2001, in conjunction with the purchase of the film assets. SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred and all film costs to be classified in the balance sheet as non-current assets.

Goodwill and Other Intangibles

     In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS No. 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which were adopted by Crown Media Holdings on January 1, 2002. These standards prohibit the prospective use of pooling-of-interests accounting and require companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. Crown Media Holdings ceased amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. Additionally, during the first quarter of 2002, an external valuation expert reviewed the carrying value of Crown Media Holdings’ goodwill and certain intangible assets for impairment, finding that an impairment was not necessary. The Company performed an internal review of the carrying value of its goodwill and certain intangible assets for impairment in the second quarter of 2002, also finding that an impairment was not necessary.

     If the Company had not recorded the amortization of its goodwill in prior periods, the results of operations would have changed.

     These changes are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

	(In thousands, except per share amounts)
Net Loss	$(47,229)	$(44,047)	$(92,396)	$(100,057)
Amortization of goodwill	5,469		8,996

Adjusted net loss	$(41,760)	$(44,047)	$(83,400)	$(100,057)

Net loss per share, basic and diluted	$(0.72)	$(0.42)	$(1.46)	$(0.96)
Amortization of goodwill	0.08		0.14

Adjusted net loss per share	$(0.64)	$(0.42)	$(1.32)	$(0.96)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	65,443	104,328	63,218	104,227

Taxes on Income

     Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Crown Media Holdings’ consolidated financial statements or tax returns. In estimating future tax consequences, Crown Media Holdings generally considers all expected future events other than changes in the tax law or rates. Crown Media Holdings records a valuation allowance against future tax benefits if it is determined that the benefit will, more likely than not, be realized in future periods. As of December 31, 2001, and June 30, 2002, the valuation allowance was $16.0 million and $56.8 million, respectively.

Comprehensive Loss

     Crown Media Holdings reports all changes in equity that result from transactions and other economic events other than transactions with owners in their capacity as owners as comprehensive income (loss). No tax benefit has been provided on the foreign currency translation loss or the gain (loss) on the fair value of the derivative components for any period.

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

Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 5.7 million stock options for the three and six months ended June 30, 2001, and approximately 8.1 million stock options for the three and six months ended June 30, 2002, have been excluded from the calculations on the statements of operations because their effect would have been antidilutive. Additionally, 10.1 million contingent appreciation certificates have also been excluded for the three and six months ended June 30, 2002, as their effect would have been antidilutive. Accordingly, diluted loss per share equals basic loss per share.

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

Derivative Financial Instruments

     On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. Changes in the fair value of the derivatives components of the private placement transaction are recognized immediately in earnings.

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

     The Company uses a derivative financial instrument, primarily a forward foreign exchange contract, to reduce the exposure of adverse effects of fluctuating foreign currency exchange rates. This contract, which has been designated as a cash flow hedge, was entered into primarily to hedge an affiliate payable denominated in a foreign currency, which has a maturity of less than one year. The unrecognized income (loss) on the revaluation of forward currency contracts will be recognized in cost of sales upon expiration of the contract. Throughout 2001 and through June 30, 2002, the Company entered into this contract with a counterparty that is a major financial institution, and accordingly, the Company believes that the risk of counterparty nonperformance is remote. The amount of the ineffectiveness of the derivative, recorded in the consolidated statements of operations for the three and six months ended June 30, 2002, was not significant.

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

Concentration of Credit Risk

     Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of accounting losses.

Fair Value

     The carrying amounts of financial instruments, including amounts payable and receivable, are reasonable estimates of their fair values because of their short-term nature. The fair values of the above were estimated using the current rates at which loans would be made to Crown Media Holdings for similar remaining maturities.

Interim Financial Statements

     In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows, include all adjustments, consisting only of normal recurring items, as well as the accounting changes to adopt SFAS No. 133, SFAS No. 141, and SFAS No. 142, Goodwill and Other Intangible Assets, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Crown Media Holdings, Inc. 2001 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides clarifications of certain implementation issues within SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30, Reporting the Effects of Disposal of a Segment of Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB No. 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Crown Media Holdings adopted SFAS No. 144 on January 1, 2002, and its adoption did not have a significant impact on the Company’s consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for restructurings initiated after December 31, 2002. SFAS No. 146 supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires companies to record exit costs and employee termination benefits only after such costs have been incurred and their fair values can be measured. To the extent that the Company enters into plans to restructure the business in the future, SFAS No. 146 will have a significant effect on the Company’s consolidated financial statements.

Reclassifications

     Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on reported net loss.

3. Program license fees

     Program license fees are comprised of the following:

	As of December 31,	As of June 30,

	2001	2002

	(In thousands)
Program license fees — Hallmark Entertainment Distribution	$103,539	$97,849
Program license fees — NICC	287	8,612
Program license fees — other affiliates	13,821	13,210
Program license fees — non-affiliates	93,795	119,201
Prepaid program license fees	6,750	10,250

Program license fees, at cost	218,192	249,122
Accumulated amortization	(76,670)	(95,600)

Program license fees, net	$141,522	$153,522

     License fees payable are comprised of the following:

	As of December 31,	As of June 30,

	2001	2002

	(In thousands)
License fees payable — Hallmark Entertainment Distribution	$62,299	$74,128
License fees payable — NICC	—	1,349
License fees payable — non-affiliates	56,215	60,453

License fees payable	$118,514	$135,930

4. Property and Equipment

     Property and equipment are comprised of the following:

	As of December 31,	As of June 30,

	2001	2002

	(In thousands)
Technical equipment and computers	$37,745	$38,225
Leased assets	13,252	13,252
Furniture, fixtures and equipment	2,025	2,165
Leasehold improvements	8,604	9,034
Construction-in-progress	424	128

Property and equipment, at cost	62,050	62,804
Accumulated depreciation and amortization	(18,168)	(23,317)

Property and equipment, net	$43,882	$39,487

     Depreciation and amortization expense totaled $2.4 million and $3.6 million, respectively, for the three months ended June 30, 2001 and 2002. Depreciation and amortization expense totaled $6.1 million and $7.0 million, respectively, for the six months ended June 30, 2001 and 2002.

     On April 1, 2002, Crown Media United States entered into a satellite transponder service agreement with SES Americom, Inc. Once the equipment is launched in 2004, Crown Media United States has committed to lease a combined uplink and transponder space segment under this long-term lease agreement. In accordance with SFAS No. 13, Accounting for Leases, the lease will be capitalized upon launch of the satellite, and an estimated $20.0 million asset and corresponding liability will be recorded.

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

     For the two and one half months ended March 15, 2001, Crown Media International made contributions of $707,000 to H&H Programming — Asia, which were recorded net of cash acquired from the acquisition of the remaining 50% interest in H&H Programming — Asia.

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

6. Credit Facility and Private Placement

Credit Facility

     In connection with the completion of the purchase of the film assets, Crown Media Holdings entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to Crown Media Holdings, as amended in December 2001, a five-year $320.0 million secured credit facility. On the accompanying consolidated balance sheet at December 31, 2001, outstanding amounts of $111.9 million were included as a current liability (including interest of approximately $936,000), because this amount was required to be paid on January 7, 2002, from the proceeds of the issuance of the preferred securities, and $151.4 million was included as a long-term liability. At June 30, 2002, an outstanding amount of $243.5 million was included as a long-term liability as the entire balance is due in 2006. This loan is guaranteed by Crown Media Holdings’ subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. A portion of the borrowings under the credit facility were used to pay $120.0 million of debt assumed as part of the consideration for acquiring the Crown Media Library and to repay $84.2 million outstanding under a $150.0 million line of credit provided by HC Crown. At June 30, 2002, the balance available to Crown Media Holdings for general working capital purposes under the credit facility is $76.5 million. JP Morgan Chase Bank and J.P. Morgan Partners (BHCA) L.P., a significant stockholder of Crown Media Holdings, are both affiliates of J.P. Morgan Chase & Co.

     The bank credit facility encompasses a term loan of $100.0 million and a revolving line of credit of $220.0 million, up to $20.0 million of which can be letters of credit issued at the request of Crown Media Holdings. Each loan (which includes the term loans and any revolving credit loans) bears interest at a Eurodollar rate or an alternate base rate as Crown Media Holdings may request in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rate changes. Crown Media Holdings is required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. The credit facility contains a number of affirmative and negative covenants. In addition, the aggregate principal amount of all outstanding revolving credit loans and term loans as well as letters of credit available under the credit facility must not exceed the amount of the Library Credit then in effect. The Library Credit is defined as 50% of the most recent valuation of the Crown Media Library, which is required to be delivered after the end of each quarter. This valuation of the Crown Media Library is based upon the net present value of future cash flows expected to be generated by sales of film licenses. Currently, the library credit is in excess of the maximum amount of the credit facility.

     Since the inception of the credit facility, Crown Media Holdings has elected the monthly Eurodollar rate. Amounts under the revolver had accrued interest at rates from 5.0% to 5.59% and amounts under the term loan had accrued interest at rates from 5.11% to 5.59% for 2001. Amounts under the revolver have accrued interest at rates from 4.73% to 5.14% and amounts under the term loan have accrued interest at rates from 4.84% to 5.11% for the six months ended June 30, 2002. Interest expense on borrowing from the credit facility for the three and six months ended June 30, 2002, was $2.8 million and $5.1 million, respectively. At December 31, 2001, and June 30, 2002, accrued interest of $936,000 and $625,000, respectively, was reflected in the current portion of the JP Morgan Chase credit facility and accrued interest on the accompanying consolidated balance sheet.

     Future contractual maturities of principal are as follows:

Years Ended
December 31,

(In thousands)
2002	$—
2003	—
2004	—
2005	—
2006	243,542
Thereafter	—

$243,542

Private Placement

     On December 17, 2001, Crown Media Holdings completed a $265.0 million private placement to a group of institutional investors. Under the terms of the private placement, Crown Media Holdings issued units to the investors, each unit consisted of one preferred security of Crown Media Trust, and one contingent appreciation certificate, issued by Crown Media Holdings.

     The additional financing allowed Crown Media Holdings to reduce the amount outstanding under its JP Morgan Chase bank credit facility by $111.6 million. The $111.6 million was placed into an escrow account until it was paid on January 7, 2002. Additionally, the Company used a portion of the proceeds of the private placement to repay $70.6 million under lines of credit provided by HC Crown and $69.4 million of amounts payable to Hallmark Entertainment Distribution pursuant to certain program license agreements held by subsidiaries of Crown Media Holdings.

     Each preferred security has a stated liquidation amount of $1,000, and each contingent appreciation certificate entitles the holder to receive cash, or at the holder’s option, purchase approximately 38.3 shares of the Company’s Class A common stock at a price of $13.07 per share, subject to adjustment. Crown Media Trust issued the preferred securities to Crown Media Holdings in exchange for 6.75% Subordinated Debentures from Crown Media Holdings due 2007. Crown Media Holdings pays interest on the debentures at the same rate and at the same time as Crown Media Trust is required to make distributions on the preferred securities. Crown Media Holdings has guaranteed, on a subordinated basis, Crown Media Trust’s obligations under the preferred securities.

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

     The contingent appreciation certificates issued by Crown Media Holdings will expire on March 15, 2008. On or after the occurrence of certain defined purchase or liquidation events, the holders will be entitled, at their option, (i) to a cash payment for a minimum return amount on the original cost of the unit, or (ii) to purchase approximately 38.3 shares of Class A common stock per unit at a price initially equal to $13.07, subject to adjustment, calculated on the date Crown Media Trust redeems or purchases the preferred securities. The minimum return amount means the amount, when added to the liquidation amount and all cash distributions on the preferred securities, which yields an internal rate of return of 14.0% to 18.0%, depending on the date of redemption or purchase. The maximum return amount means the amount, when added to the liquidation amount and all cash distribution on the preferred securities, which yields an internal rate of return of 25%. The contingent appreciation certificates, if fully exercised for stock, would represent approximately 10.1 million shares of the Company’s Class A common stock.

     On or after December 15, 2003, Crown Media Holdings will have the right to redeem any and all of the outstanding debentures at a redemption price equal to 100% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon. Currently, the Company expects to redeem the debentures on December 15, 2004, and is accreting its convertible debt and guaranteed preferred beneficial interest to the amount expected to be paid, either in cash or common stock, in satisfaction of the minimum return, at an internal rate of return of 14%, assuming a redemption date of December 15, 2004. In the event of a change of control, the Company must either exercise its right to redeem all or offer to purchase any and all of the outstanding debentures at a price equal to 110% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon.

     The financing was recorded at $265.0 million and required the allocation of fair value to the various components based on the terms of the private placement agreement. Crown Media Holdings calculated the guaranteed preferred beneficial interest portion of the preferred securities using an internal rate of return analysis (cumulative present value of expected future cash flows) on the preferred securities. The carrying value of the guaranteed preferred beneficial interest as determined on December 17, 2001, was $197.7 million, on December 31, 2001, was $199.0 million, and on June 30, 2002, was $208.9 million, net of offering costs.

     Crown Media Holdings calculated the initial value of the contingent appreciation certificate portion of the preferred securities by using Black-Scholes models and by using a combination of put and call options that would provide the same future payout as the convertible debt portion. The resulting value of the contingent appreciation certificates, net of embedded derivatives, was $43.5 million on December 17, 2001, $43.7 million as of December 31, 2001, and $45.5 million as of June 30, 2002, which has been classified as convertible debt on the accompanying consolidated balance sheets. The transaction also resulted in a net derivative liability on December 17, 2001, of $12.1 million, on December 31, 2001, of $12.5 million, and on June 30, 2002, of $7.1 million.

     The following table summarizes the transaction at the transaction date, as of December 31, 2001, and as of June 30, 2002. The summary also reflects the allocation of transaction costs between the various components of the financing.

	Initial	As of	As of
	Fair Value	December 31,	June 30,
	Allocation	2001	2002

	(In thousands)
Convertible debt
Value of contingent appreciation certificates	$93,682
Value of embedded derivative	(50,212)

Total carrying amount of convertible debt(a)(b)	43,470	$43,733	$45,511

Derivative liability(c)	12,083	$12,495	$7,087

Allocable offering costs included in debt issuance costs(d)	(2,444)	$(2,427)	$(2,003)

Guaranteed preferred beneficial interest in Crown Media Trust’s debentures	209,447	$210,699	$226,440
Distribution to holders of guaranteed preferred beneficial interest in Crown Media Trust’s debentures	—	—	(7,324)
Allocable offering costs(e)	(11,771)	(11,659)	(10,214)

Total carrying value of guaranteed preferred beneficial interest(b)(f)	197,676	$199,040	$208,902

Net proceeds allocated to securities sold	$250,785

Gross proceeds from private placement	$265,000
Offering costs	(14,215)

Net proceeds allocated to securities sold	$250,785

(a)	Accreted principal to $45.6 million and additional 7.25% to meet minimum return requirements over three years.
(b)	Interest payable at 6.75% per annum in cash each quarter. Balance due at anticipated redemption of December 15, 2004.
(c)	Marked to fair value through income (loss) at each reporting date.
(d)	Amortized to interest expense over three years.
(e)	Accreted to guaranteed preferred interest expense over three years.
(f)	Accreted principal to $219.4 million and additional 7.25% to meet minimum return requirements over three years.

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

     On December 14, 2001, the Company executed a promissory note, in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the JP Morgan Chase bank facility and the Crown Media Trust preferred securities, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown’s obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of both December 31, 2001, and June 30, 2002, the Company had no borrowings under this note to HC Crown. In addition, until the termination of the subordination and support agreement entered into by Hallmark Cards in connection with the private placement and until such time as the debentures and contingent appreciation certificates are paid in full, Hallmark Cards has agreed to loan Crown Media Holdings an amount necessary to pay, when due, the $100.0 million in obligations owed to Hallmark Entertainment Holdings and Hallmark Entertainment Distribution, LLC (“Hallmark Entertainment Distribution”), which were incurred by Crown Media Holdings in connection with its acquisition of the film assets. Lastly, Hallmark Entertainment,

LLC (“Hallmark Entertainment”) agreed to subordinate approximately $60.0 million in obligations owed by subsidiaries of Crown Media Holdings to it pursuant to certain program license agreements.

     Under this note, the Company is obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. At both December 31, 2001, and June 30, 2002, the $1.1 million commitment fee was included in payable to affiliates in the accompanying consolidated balance sheets. The line of credit was required by the JP Morgan Chase credit facility and was amended to its present form in accordance with requirements of the private placement of preferred securities of the Crown Media Trust.

Hallmark Agreements Related to Bank Credit Facility and Preferred Securities

     Hallmark Cards and Hallmark Entertainment entered into certain agreements in order to induce the banks to enter into the Company’s JP Morgan Chase bank credit agreement. Hallmark Cards, Crown Media Holdings and the banks are parties to a subordination and support agreement dated August 31, 2001. Under the subordination and support agreement, the obligations of Crown Media Holdings to pay (a) any borrowings under the HC Crown line of credit, and (b) approximately $100.0 million in accounts payable to Hallmark Entertainment Distribution as provided by the purchase agreement for the film assets, are subordinated in the right of payment of Crown Media Holdings’ obligations to the banks. Crown Media Holdings is not permitted to pay subordinated obligations except for certain restricted payments permitted by the bank credit agreement. In the subordination and support agreement, Hallmark Cards also agrees to cause HC Crown to advance up to $75.0 million under the HC Crown line of credit to Crown Media Holdings (less the amount of any reduction on the HC Crown line of credit because of the application of net cash proceeds from issuing debt or equity as permitted by the bank credit agreement), to the extent necessary to enable Crown Media Holdings to meet its cash needs including the repayment of the bank loans, provided that Crown Media Holdings has borrowed the full amount then available under the JP Morgan Chase bank credit agreement. Further, Hallmark Cards agrees that the HC Crown line of credit will not be declared due and payable if any obligations to the banks remain outstanding.

     Hallmark Entertainment and the banks entered into an agreement called the Hallmark Inducement Agreement, dated August 31, 2001. Hallmark Entertainment agreed, among other things, (a) not to return Class A Crown Media Holdings common stock to satisfy any portion of its liability for the breach of any representations and warranties in the purchase agreement for the film assets and (b) for a period of 24 months following the closing of the purchase of the film assets, to indemnify the bank lenders for any financial loss that Crown Media Holdings may suffer as a direct result of defects in the rights transferred to Crown Media Holdings in the Crown Media Library (a “library loss”). Hallmark Entertainment may satisfy this indemnification obligation by purchasing pro rata a subordinated participation in the bank loans or by providing a subordinated loan to Crown Media Holdings in the amount of the library loss.

Costs Incurred on Crown Media Holdings’ Behalf

     Since inception, Hallmark Entertainment has paid certain costs related to payroll and benefits, insurance, operational and financing expenditures and capital expenditures on behalf of Crown Media Holdings. These transactions are recorded in the books and records of Crown Media Holdings. For the three and six months ended June 30, 2001, respectively, no amounts were paid to Hallmark Entertainment. For the three and six months ended June 30, 2002, approximately $1.0 million and $1.4 million, respectively, were paid to Hallmark Entertainment. Unreimbursed costs of $1.8 million and $429,000 are included in the item “payable to affiliates” in the accompanying consolidated balance sheets as of December 31, 2001, and June 30, 2002, respectively.

Services Agreement with Hallmark Cards

     Hallmark Cards, its subsidiaries and various affiliates, provide Crown Media Holdings with services that include payroll, legal, financial, tax and other general corporate services. Additionally, Hallmark Cards made a payment on Crown Media Holdings’ behalf for certain expenses in the amount of $500,000 during first quarter 2002. For each of the three months ended June 30, 2001 and 2002, Crown Media Holdings had accrued $125,000, respectively, under the agreement. For each of the six months ended June 30, 2001 and 2002, Crown Media Holdings had accrued $250,000, respectively, under the agreement. At December 31, 2001, and June 30, 2002, unpaid accrued service fees of $3.1 million and $3.3 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Services Agreement with Hallmark Entertainment

     Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. This service agreement has a term of three years, commencing January 1, 2001, with the right of either party to terminate the agreement after the first year upon 60 days written notice. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, paid in quarterly installments of $375,000. Crown Media Holdings paid $1.9 million to Hallmark Entertainment for these services in April 2002. At December 31, 2001, and June 30, 2002, unpaid accrued service fees of $1.5 million and $375,000, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Program License Agreement with Hallmark Entertainment Distribution

     Crown Media International has a program license agreement with Hallmark Entertainment Distribution dated January 1, 2001. The agreement expires on December 31, 2005, subject to a renewal through December 31, 2010. Under the terms of the agreement, Crown Media International has the exclusive right to exhibit Hallmark Entertainment Distribution’s programming in the territories in which Crown Media International operates during three 18-month windows. Crown Media International also has the exclusive right to exhibit programming in markets where it does not currently operate, subject to any third party agreement existing at the time Crown Media International launches in those markets. In addition, under the agreement, Hallmark Entertainment Distribution is generally obligated to sell to Crown Media International all of the programming it produces and Crown Media International is obligated to purchase up to 50 programs produced per year during the term of the agreement.

     Crown Media United States also licenses programming for distribution in the United States from Hallmark Entertainment Distribution under an amended and restated program license agreement, dated January 1, 2001. Under the program agreement, Crown Media United States generally licenses made-for-television movies and miniseries owned or controlled by Hallmark Entertainment Distribution, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution for Crown Media United States. The program agreement has a term of five years and is automatically renewable for additional three-year periods, subject to rate adjustments, so long as Hallmark Entertainment Distribution, as applicable, or its affiliates, own an interest of 35% or more of Crown Media Holdings. If, at any time, Hallmark Entertainment Distribution ceases to own a 35% interest in Crown Media United States, and if, at that time, the remaining term of the program agreement is less than two years, then the remaining term of the program agreement will be extended to the date two years after the date on which Hallmark Entertainment Distribution ceased to own a 35% interest in Crown Media United States.

     As part of the program license agreements with Hallmark Entertainment Distribution, in the event that Crown Media United States sub-licenses any licensed program to a third party, it must equally share with Hallmark Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Company. During the quarter ended June 30, 2002, Crown Media United States entered into sublicensing arrangements which resulted in $147,500 being payable to Hallmark Entertainment Distribution under this sharing arrangement and which has been included in the accompanying consolidated balance sheet under payable to affiliates.

     Programming costs related to the Hallmark program agreements were $11.9 million and $7.3 million, respectively, for the three months ended June 30, 2001 and 2002. These costs were $22.9 million and $15.2 million, respectively, for the six months ended June 30, 2001 and 2002. As of December 31, 2001, and June 30, 2002, $62.3 million and $74.1 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. In December 2001, Crown Media Holdings paid $69.4 million to Hallmark Entertainment Distribution for license fees with proceeds from its private placement transaction.

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

Purchase of Film Assets

     On September 28, 2001, Crown Media Holdings completed the acquisition of film assets, comprised of approximately 700 film titles and related rights and property, representing over 3,000 hours of programming, from the film assets of Hallmark Entertainment

Distribution, a wholly-owned subsidiary of Hallmark Entertainment Holdings. Under the terms of the acquisition, the Company assumed $220.0 million of Hallmark Entertainment Distribution debt and payables and issued 33,319,528 shares of the Company’s Class A common stock, net of the reduction of the 425,000 shares returned to the Company in accordance with the finalization of the previously announced stockholder lawsuit. The number of shares of common stock was determined by a formula based on the average closing price of the common stock from November 6, 2000 (the date the Company announced that it was contemplating the transaction) to September 27, 2001 (the day prior to closing), which average price was $17.78 per share. A committee of directors independent of Hallmark Entertainment and its affiliates considered and negotiated this transaction, including the purchase price, and received a fairness opinion from its financial advisor. Additionally, the stockholders of Crown Media Holdings, other than Hallmark Cards and its affiliates, approved the transaction at a meeting on July 17, 2001.

     The Company has treated the transaction as a reorganization of assets under common control. Consequently, assets and liabilities acquired were recorded at historical cost, which was less than the estimated net fair value at the transaction date.

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

     Under the NICC Program License Agreement and the Company Agreement, Crown Media United States agreed to advance amounts to NICC for the production of programming for Crown Media United States. The advance was treated as an advance payment against the license fees which would be payable for this programming. The advance was equal to $5.0 million with certain annual escalations.

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

	Revenue from	Revenue from
	Unrelated	Related	Operating	Identifiable
	Entities	Entities	Loss	Assets

		(In millions)
Three Months Ended June 30, 2001:
Domestic	$8.1	$1.6	$(37.5)	$162.2
International	16.8	—	(7.4)	88.0

	$24.9	$1.6	$(44.9)	250.2

Assets not allocated to segments:
Cash and cash equivalents				5.9
Accounts receivable				30.6
Goodwill and other intangibles				323.7

Consolidated total assets				$610.4

Three Months Ended June 30, 2002:
Domestic	$13.6	$1.5	$(27.7)	$259.7
International	20.7	—	(5.2)	81.6
Film Distribution	3.5	—	(3.6)	801.4

	$37.8	$1.5	$(36.5)	1,142.7

Assets not allocated to segments:
Cash and cash equivalents				5.3
Accounts receivable				47.9
Goodwill and other intangibles				314.0

Consolidated total assets				$1,509.9

Six Months Ended June 30, 2001:
Domestic	$15.6	$2.7	$(73.5)	$162.2
International	31.2	—	(14.8)	88.0

	$46.8	$2.7	$(88.3)	250.2

Assets not allocated to segments:
Cash and cash equivalents				5.9
Accounts receivable				30.6
Goodwill and other intangibles				323.7

Consolidated total assets				$610.4

Six Months Ended June 30, 2002:
Domestic	$27.0	$2.7	$(61.6)	$259.7
International	38.6	—	(8.3)	81.6
Film Distribution	10.5	—	(5.4)	801.4

	$76.1	$2.7	$(75.3)	1,142.7

Assets not allocated to segments:
Cash and cash equivalents				5.3
Accounts receivable				47.9
Goodwill and other intangibles				314.0

Consolidated total assets				$1,509.9

     The Asia Pacific market, Latin America market (specifically Argentina), Turkey and Russia have experienced illiquidity, volatile currency exchange rates and interest rates, volatile political and economic conditions, and reduced economic activity. Crown Media Holdings has and will continue to be affected in the foreseeable future by economic conditions in these regions.

     No customer accounted for more than 10% of Crown Media Holdings’ total revenues for the three and six months ended June 30, 2001 and 2002.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

     Our revenues consist of subscriber fees, advertising and film license fees. Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. Subscriber fee revenue is recorded net of promotional subscribers and amortization of subscriber acquisition fees. In the United States, we pay certain television distributors up-front subscriber acquisition fees to carry our channel. However, such payments are not common in the international cable television markets. Subscriber acquisition fees paid are capitalized and amortized over the term of the applicable distribution agreement. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the revenues directly associated with each agreement.

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

     We are in continuous negotiations both with our existing distributors and new distributors to increase our subscriber base. In the United States, we are sometimes subject to requests by distributors to pay subscriber acquisition fees for these additional subscribers or to accept lower subscriber fees if certain numbers of additional subscribers are provided. In both domestic and international markets we also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenues will continue to be negatively affected by these subscriber acquisition fees, discounted subscriber fees and other payments, however, we believe that the resulting increase in subscribers will allow us to attract additional advertisers and command higher advertising rates.

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

Revenue Recognition

     We recognize revenue when an agreement is executed, services are provided, price is determinable, and collectibility is reasonably assured. Management makes certain judgments concerning collectibility. As to foreign markets, the Company evaluates collectibility on a customer-by-customer basis. Prior to any revenue recognition in foreign markets from a new customer, the Company must generally receive one cash payment for the initial services provided. Once a payment is received, the Company reevaluates the customer’s financial condition, and, if continued collectibility remains reasonably assured, revenue recognition under normal terms occurs prospectively.

     We have a disagreement with a U.S. pay television distributor about subscriber fees required to be paid by that distributor, which is the subject of ongoing discussions. Based upon our best judgment, we have determined to recognize only a certain percentage of the subscriber fees involved in this disagreement. As a result, we increased bad debt expense by approximately $1.8 million relating to accrued subscriber fees owed by this distributor from October 2001 through March 31, 2002, and have recognized only a certain percentage of accrued subscriber fees for this distributor since that date, amounting to $983,000 from April 1, 2002 through June 30, 2002.

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

Film Assets

     The Company amortizes its film assets based on recognized revenue in the case of sales to third parties, using projections of sales to third parties for 10 years in determining the amortization amount for any sale to a third party, and based on a 10-year amortization for anticipated internal use of the film assets. The Company’s projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition and is the same time period used by an initial, external valuation of the Company’s film assets at the time of acquisition. The film assets are also reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. At least annually, the Company is required by its debt covenants to have a valuation expert perform a valuation of the film assets and the film assets as a whole will be written-down to their fair values if necessary.

Property and Equipment

     Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of property and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of equipment or facilities could also result in shortened useful lives.

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

Private Placement

     In December 2001, Crown Media Holdings completed a $265.0 million private placement by issuing trust preferred securities with contingent appreciation certificates. The structure of the agreement allowed the Company to record the trust preferred securities as guaranteed preferred beneficial interest in our debentures held by Crown Media Trust while the contingent appreciation certificates are recorded as convertible debt. The agreement also included embedded derivatives, which will be marked to fair value through income (expense) over the term of the agreement or until settlement, if earlier. A fair value allocation was performed by the Company to record the trust preferred securities, the debt and the derivative. This calculation is discussed in Note 6 to Notes of Unaudited Consolidated Financial Statements in this Report. The interest component of the private placement is also being allocated between interest expense and accretion of guaranteed preferred beneficial interest in the consolidated statements of operations to correspond to the allocation of the components on the consolidated balance sheets.

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

     Additionally, there is an accounting exposure draft on long-term liabilities, which could cause the Company to classify all the trust preferred securities as debt and the corresponding amortization as interest expense, if the exposure draft is adopted.

Goodwill and Other Intangibles

     As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have generated a significant amount of goodwill and other intangibles. In accordance with recent accounting pronouncements, we ceased the amortization of goodwill as of January 1, 2002, and we are required to periodically review whether the value of our goodwill has been impaired. If we are required to write off our goodwill, the results of operations, stockholders’ equity or profitability could be materially adversely affected. See “Goodwill and Other Intangibles” in Note 2 to Notes of Unaudited Consolidated Financial Statements in this Report.

     In connection with the issuance of SFAS No. 142 and our acquisition of the remaining interests in Crown Media United States and H&H Programming — Asia, we engaged an independent firm to complete a valuation of Crown Media United States and H&H Programming — Asia to assist us in our annual analysis of impairment of goodwill and other intangibles. Based on the firm’s review as of December 31, 2001, our goodwill and other intangibles were not impaired.

Deferred Tax Asset

     Crown Media Holdings has provided a valuation allowance of $56.8 million on its net deferred tax assets because of uncertainty regarding their realizability. If we took the position that our deferred tax asset was realizable, we would have recorded a tax benefit against our losses for the six months ended June 30, 2002, and would have reduced our net losses by the amount of that benefit.

Effects of Transactions with Related and Certain Other Parties

     See “Related Party Transactions” in Note 7 to Notes of Unaudited Consolidated Financial Statements in this Report. Transactions with related parties are also described in Item 13 “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2001, and there have not been any new transactions with related parties during the quarters ended March 31, 2002, and June 30, 2002.

Results of Operations

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

     Revenues. Net revenues for the three and six months ended June 30, 2002, increased to $39.3 million and $78.8 million from $26.5 million and $49.5, which represents increases of $12.8 million, or 48%, and $29.3 million, or 59%, over the comparable periods in 2001. Subscriber fees revenue increased to $17.0 million and $34.9 million for the three and six months ended June 30, 2002, from $16.7 million and $32.6 million, which represent increases of $249,000, or 1%, and $2.3 million, or 7%, over the comparable periods in 2001. The increased subscriber fees revenue resulted from expanded distribution in existing markets. The number of subscribers to the Hallmark Channel, as of June 30, 2002, increased to 94.4 million from 73.1 million as of June 30, 2001, which represents an increase of 21.3 million, or 29%. Subscribers of the Hallmark Channel increased at a higher rate than subscriber fees revenue because a number of new subscribers were added with promotion periods and the amount of subscriber acquisition fees netted against revenue also increased. International fees per subscriber are expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry from subscriber fees revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets. The actual international subscriber fee rates may decrease as we renew distribution agreements, which may provide for lower rates than under previous agreements. Seventy-nine percent and 77% of subscriber fees revenue for the three and six months ended June 30, 2002, and 81% and 80% of subscriber fees revenue for the three and six months ended June 30, 2001, were earned internationally. Subscribers to our domestic channel increased from 31.3 million as of June 30, 2001, to 46.7 million as of June 30, 2002, which represents an increase of 15.4 million, or 49%. The amortization of subscriber acquisition costs has and will continue to result in a decline in net domestic subscriber revenues, as we net amortization of subscriber acquisition costs against revenue in accordance with generally accepted accounting principles in the United States. The amortization of subscriber acquisition costs were $1.9 million and $3.8 million for the three and six months ended June 30, 2002, compared to $1.9 million and $3.5 million for the three and six months ended June 30, 2001.

     At December 31, 2001, we had 87.9 million subscribers to the Hallmark Channel. The increase of 6.5 million subscribers in the six months ended June 30, 2002, consisted of 3.3 million new subscribers from expanded distribution in our international market and 3.2 million new subscribers from expanded distribution in our domestic market.

     Advertising revenues increased to $18.9 million and $33.4 million for the three and six months ended June 30, 2002, from $9.3 million and $16.4 million, which represents increases of $9.6 million, or 103%, and $17.0 million, or 103%, over the comparable periods in 2001. The increases in advertising revenues reflect our growth in both domestic and international subscribers, significantly higher ratings in the United States and in the United Kingdom, higher advertising rates and expanded sales of advertising time primarily in the United States and the United Kingdom. Advertising revenues from our domestic channel were $11.7 million and $21.9 million for the three and six months ended June 30, 2002, compared to $6.5 million and $11.6 million for the three and six months ended June 30, 2001. The number of advertisers on our domestic channel rose from approximately 100 in June 2001 to approximately 200 in the June 2002.

     During the second quarter of 2002, the Hallmark Channel U.S. delivered an average 0.5 primetime household rating, according to Nielsen Media Research. The Hallmark Channel U.S. continues to show the number one growth rate in primetime household delivery among all advertising-supported cable networks since its launch on August 2001.

     During fourth quarter 2001, Crown Media Holdings commenced earning revenue through a new business segment, film distribution, via its purchase of film assets from Hallmark Entertainment Distribution. Notwithstanding our use of these film assets on our channels, we are generating film licensing fees revenue as we establish ourselves in the program distribution market and expand our customer base. For the three and six months ended June 30, 2002, we earned film license fees revenue of $3.5 million and $10.5 million. Second quarter licensing fees revenue reflects a lower demand for our film product at current prices.

     Cost of services. Cost of services for the three and six months ended June 30, 2002, increased to $50.5 million and $100.1 million from $37.8 million and $72.9 million, which represent increases of $12.7 million, or 33%, and $27.2 million, or 37%, over the comparable periods in 2001. Cost of services as a percent of net revenue decreased to 128% and 127% for the three and six months ended June 30, 2002, as compared to 143% and 147% for the three and six months ended 2001. These decreases were primarily due to our 48% and 59% increases in net revenues mentioned above. Programming costs for the three months ended June 30, 2002, decreased 3% due to expanded use of our film library. Programming costs for the six months ended June 30, 2002, rose 7% as we invested in additional and higher quality programming, particularly series-based programming necessary to fulfill our programming strategy and meet the demands of our customers. For the three and six months ended June 30, 2002, amortization of our film assets was $5.5 million and $12.7 million, which we did not incur during the same periods of 2001. We had some decline in affiliate programming amortization expense due to the completion of the purchase of the film assets on September 28, 2001, as we now own a portion of the material previously licensed. Generally, we amortize our film assets used internally over ten years (commencing September 28, 2001) and for external sales upon recognizing revenue. Operating costs for the three and six months ended June 30, 2002, increased 52% and 39% as we expanded distribution in our domestic markets, resulting in amortization expense related to subscriber acquisition fees of $5.3 million and $9.5 million, offset in part by the use of public service announcements in some of our international markets as a substitute for purchased interstitials. Operating costs also increased as a result of an increase in bad debt expense. Much of the increase in the bad debt expense concerns a disagreement about subscriber fees required to be paid by a U.S. pay television distributor, which is the subject of ongoing discussions. We added to the bad debt reserve a percentage of accrued subscriber fees owed by this distributor prior to March 31, 2002, and also determined to recognize only a certain percentage of such subscriber fees after March 31, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2002, decreased to $14.8 million and $33.6 million from $21.8 million and $39.1 million, which represent decreases of $7.0 million, or 32%, and $5.5 million, or 14%, over the comparable periods in 2001. These decreases resulted from the decline in depreciation and amortization expense due to lower than expected capital expenditures and a reduction in salary and benefit expense Selling, general and administrative expenses as a percent of total revenue decreased to 38% and 43% for the three and six months ended June 30, 2002, as compared to 82% and 79% for the three and six months ended June 30, 2001. These decreases were due to the increases in net revenues of 48% and 59% noted above.

     Marketing expenses. Marketing expenses for the three and six months ended June 30, 2002, increased to $10.6 million and $20.4 million from $6.4 million and $16.8 million, which represent increases of $4.2 million, or 66%, and $3.6 million, or 21%, over the comparable periods in 2001. Marketing expenses were higher in 2002 due to due to amplified efforts to promote the premieres of Adoption and Stranded on our domestic channel. Additionally, in June 2002, the relaunch of the Hallmark Channel in Australia was accompanied by marketing campaigns to drive consumer awareness and the introduction of our new brand package into that market.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for the three and six months ended June 30, 2001, were $5.5 million and $9.0 million. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which was amortized over 20 years. In conjunction with the acquisition of EM.TV & Merchandising AG’s (“EM.TV”) 50% interest in H&H Programming — Asia and the remaining 22.5% common interests in Crown Media United States on March 15, 2001, we recorded goodwill and other intangibles in the amount of $93.9 million, which were amortized over 10 years. The amortization of goodwill arising from past acquisitions ceased as of January 1, 2002, in accordance with revised accounting standards issued by the Financial Accounting Standards Board in June 2001. As a result of this cessation, we did not record $5.5 million and $11.0 million of amortization expense for the three and six months ended June 30, 2002. However, goodwill and other intangible assets are subject to periodic (at least annual) tests for impairment. No impairment was recorded for the three and six months ended June 30, 2002, based on the results of valuations.

     Loss from operations. Loss from operations for the three and six months ended June 30, 2002, decreased to $36.6 million and $75.3 million from $45.0 million and $88.3 million, which represent decreases of $8.4 million, or 19%, and $13.0 million, or 15%, over the comparable periods in 2001. These decreases were primarily due to our 48% and 59% increases in net revenues discussed above and the cessation of amortization of goodwill on January 1, 2002, and were partially offset by our expansion into existing markets and into a new business segment.

     Equity in net losses of unconsolidated entities and investment expenses. Equity in net losses of unconsolidated entities and investment expenses for the two and one half months ended March 15, 2001, was $655,000. We acquired the remaining common interests in Crown Media United States and H&H Programming - Asia on March 15, 2001. We commenced consolidation of H&H Programming — Asia on the date of the acquisition. Net losses derived from H&H Programming — Asia were recorded under the equity method of accounting through March 15, 2001, respectively, and consolidated thereafter.

     Accretion of guaranteed preferred beneficial interest. Accretion of guaranteed preferred beneficial interest for the three and six months ended June 30, 2002, was $1.2 million and $11.8 million. This expense relates to future payments on our debentures issued on December 17, 2001, in connection with the preferred securities of Crown Media Trust. We recorded gains of $7.6 million and $5.4 million on marking our derivative liabilities to fair value for the three and six months ended June 30, 2002, as a component of the accretion of guaranteed preferred beneficial interest. We are aware of a recent accounting exposure draft issued by the Financial Accounting Standards Board, which may cause us to reclassify our guaranteed preferred beneficial interest in Crown Media Trust’s debentures as convertible debt if adopted. Changing the classification of our preferred securities from guaranteed preferred beneficial interest to convertible debt would also change the Company’s treatment of its debt issuance costs and would have had the effect of increasing our net loss by an estimated $284,000 and $568,000 for the three and six months ended June 30, 2002, due to the timing of recognition of costs related to the offering.

     Interest income (expense), net. Net interest expense for the three and six months ended June 30, 2002, increased to $5.7 million and $11.4 million from $1.7 million and $2.4 million, which represent increases of $4.0 million and $9.0 million, over the comparable periods in 2001. These increases were primarily due to the interest on our increased borrowings under our credit facility with JP Morgan Chase Bank and interest on our convertible debt.

     Income tax provision. Income tax provision for the three and six months ended June 30, 2002, increased to $643,000 and $1.2 million from $621,000 and $1.0 million, which represent increases of $22,000, or 4%, and $186,000, or 18%, over the comparable periods in 2001. These increases were due to the tax on the foreign-based income resulting from increased international subscriber fees revenue as discussed above. The Argentine and Brazilian governments have implemented taxation on advertising sales. We have and will continue to see an increase in our foreign taxes.

     Net loss. Net loss for the three months ended June 30, 2002, decreased to $44.0 million from $47.2 million, which represents a decrease of $3.2 million, or 7%, over the comparable period in 2001. Net loss for the six months ended June 30, 2002, increased to $100.1 million from $92.4 million, which represents an increase of $7.7 million, or 8%, over the comparable period in 2001. The decrease in net loss for the three months ended June 30, 2002, and the increase in net loss for the six months ended June 30, 2002, were attributable to a combination of the factors discussed above.

Liquidity and Capital Resources

     Cash used in operating activities was $94.4 million and $79.7 million for the six months ended June 30, 2002 and 2001, respectively. Cash was used primarily to fund operating expenditures related to net losses of $100.1 million and $92.4 million for the six months ended June 30, 2002, and 2001, respectively. This increase was primarily due to our acquisition and continued amortization of popular programming from third-party suppliers to meet our strategy and the demands of our customers and higher subscriber acquisition fee payments as a result of our expanded distribution in domestic markets.

     Cash used in investing activities was $760,000 and $9.1 million for the six months ended June 30, 2002 and 2001, respectively. This decrease was primarily due to our decrease in investments in capital expenditures in 2002. During the first quarter 2001, we completed and launched our Network Operations Center.

     Cash provided by financing activities was $86.7 million and $60.6 million for the six months ended June 30, 2002 and 2001, respectively. This increase was primarily due to increased borrowings on our credit facility with JP Morgan Chase Bank to fund operations.

     The following table aggregates all of our contractual commitments as of June 30, 2002.

	Scheduled Payments by Period

			Less			After
			Than	2-3	4-5	5
Contractual Obligations	Total		1 Year	Years	Years	Years

Long-Term Debt	$289.3		$0.3	$45.5	$243.5	$—
Capital Lease Obligations	11.4		1.4	3.1	3.7	3.2
Operating Leases	114.6		16.8	29.2	23.5	45.1
Other Long-Term Obligations
Program license fees payable to non-affiliates and NICC	61.8		38.7	23.1	—	—
Program license fees payable to Hallmark Entertainment Distribution	74.1	(a)	13.9	60.2	—	—
Program license fees payable for future windows	182.3		66.4	77.2	35.3	3.4
Subscriber acquisition fees (b)	13.7		10.4	2.8	0.5	—
Payable to Hallmark Entertainment Holdings	52.1	(c)	—	—	52.1	—
Payable to Hallmark Entertainment	47.9	(c)	—	—	47.9	—
Guaranteed preferred beneficial interests in Crown Media Trust’s debentures	208.9	(d)	—	208.9	—	—
Preferred Minority Interest	25.0		—	—	25.0	—

Total Contractual Cash Obligations	$1,081.1		$147.9	$450.0	$431.5	$51.7

(a)	Can only be paid with certain prescribed sources of funds as defined in the private placement agreement, assuming such funds are available.
(b)	May increase based on potential revisions to current distribution agreements.
(c)	Can only be paid subsequent to repayment of credit facility per agreement.
(d)	Currently, the Company expects to redeem the preferred securities in 2004, which is prior to the maturity in 2007.

     In connection with our growth strategy, we expect that we will continue to make significant investments in programming, distribution and technology. Programming expenditures for the last six months of 2002 are expected to be in the range of $25.0 million to $30.0 million. We also anticipate cash capital expenditures for equipment of approximately $2.0 million to $5.0 million for the rest of this fiscal year. Our principal uses of funds in 2002 are expected to be the payment of operating expenses (including but not limited to licensing programming from third parties), working capital, capital expenditure requirements, and debt service payments indicated above. The Company’s principal sources of funds are expected to be cash generated from operations, cash on hand and available borrowings under the JP Morgan Chase credit facility and the HC Crown line of credit. The JP Morgan Chase credit facility and the preferred securities contain certain provisions that by their terms limit Crown Media Holdings and/or its subsidiaries’ ability to, among other things, incur additional debt.

     At June 30, 2002, we had an available cash balance of $5.3 million, $76.5 million undrawn balance under the JP Morgan Chase credit facility, and $75.0 million available under the HC Crown line of credit. We believe that available credit under the bank credit facility and the HC Crown line of credit, together with cash generated from operations and cash on-hand, will be sufficient for our liquidity needs through at least June 30, 2003.

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

Bank Credit Facility; Private Placement and HC Crown Line of Credit

     Our credit agreement with a syndicate of banks led by JP Morgan Chase Bank as administrative agent and issuing bank, our private placement of preferred securities of Crown Media Trust and contingent appreciation certificates and a line of credit with HC Crown is described in Item 7 Management’s Discussion and Analysis of Historical Financial Condition and Results of Operation in our Annual

Report on Form 10-K for the year ended December 31, 2001, and in Note 6 to the Unaudited Consolidated Financial Statements in this Report. The bank credit facility contains a number of affirmative and negative covenants.

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

     Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of June 30, 2002, we had an accumulated deficit of approximately $580.4 million, net goodwill and other intangibles of approximately $314.0 million, and film assets of $798.1 million.

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

     We have a substantial amount of indebtedness. As of June 30, 2002, our total debt was $301.3 million and we had $5.3 million of cash and cash equivalents. In addition, subject to the restrictions under our various debt agreements, we may borrow additional amounts under our existing credit facility to cover the negative cash flow resulting from our current operations, and incur additional indebtedness from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes. We expect that our principal sources of funds during 2002 will be cash generated from operating activities and borrowings under our senior credit facility.

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

     High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of interest income and includes amortization of debt issuance costs and interest expense on borrowings under our demand notes, credit facility and private placement, increased $5.1 million to $6.8 million for the three months ended June 30, 2002, from $1.7 for the three months ended June 30, 2001. Interest expense increased $20.7 million to $23.1 million for the six months ended June 30, 2002, from $2.4 for the six months ended June 30, 2002. The increase in interest expense in the past twelve months resulted from an increase in the average borrowings outstanding, due to cash generated from operations being insufficient to cover operating expenses and capital expenditures. Consequently, we were required to make borrowings under our demand notes, credit facility and a private placement during 2001 and the first quarter of 2002. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes. In addition, we may need to incur additional indebtedness in the future. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

Our liquidity is dependent on external funds.

     We believe that our current bank credit facility and line of credit with HC Crown, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through at least June 30, 2003. However, because we currently operate at a loss and have a negative cash flow, any significant expense not included in our internal budget or any development that hampers our growth in revenues or decreases any of our revenues, would result in the need for additional external funds in order to continue operations. We have no arrangements for any external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders.

Modification of any existing agreements with United States distributors could decrease our subscriber fees revenue and, if our distribution is increased, also result in higher advertising revenues.

     Several of the Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event the Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August 2001, Crown Media United States entered into a new distribution agreement with DirecTV, Inc. under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE Package and our subscribers increased significantly. Several other distributors, whose agreements contain “most favored nations” provisions, have indicated an interest in some or all of the DirecTV terms, and Crown Media United States is currently in discussions with these distributors. Any modification of these existing agreements to adopt the DirecTV terms, or any other new terms could result in the payment of cash or the issuance of stock by Crown Media Holdings and will negatively affect subscriber revenues.

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

     We license the name “Hallmark” from Hallmark Cards and Hallmark Licensing, Inc., for various uses, including in the name of our international and domestic channels. The two-year license agreement for our international channel, dated as of December 1, 2000, permits the use of the Hallmark trademarks outside the United States and Canada so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of our voting interest and at least 35% of our equity interest and designate a majority of our board of directors, and so long as there is no event of default under the agreement. The license agreement for our domestic channel, dated as of March 27, 2001, permits the use of the Hallmark trademarks in the United States through August 30, 2003, under terms substantially similar to the terms applicable to the license of our international channel. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including our failure to meet minimum programming thresholds dependent on programming provided by affiliates of Hallmark Cards or to comply with Hallmark Cards’ programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and revenues.

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

     We commenced operations at the Network Operations Center in February 2001. We are currently using the Network Operations Center for the origination and playback of signals for the Hallmark Channel internationally in Europe, Latin America and the Middle East. Like other single-point facilities, the Network Operations Center is subject to interruption from fire, tornadoes, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the Network Operations Center’s services. We currently do not have and are not planning a duplicate operations facility. Any significant interruption at the Network Operations Center affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

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

     As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have generated a significant amount of goodwill and other intangibles. We have amortized the goodwill and other intangibles from these acquisitions on a straight-line basis over 20 years and 10 years, respectively. The amount of goodwill and other intangibles that we amortized was treated as a charge against earnings under accounting principles generally accepted in the United States. In accordance with recent accounting pronouncements, we have ceased as of January 1, 2002, the amortization of this acquired goodwill, and we are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders’ equity or profitability could be materially adversely affected.

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

     The market price of our Class A common stock could decline as a result of sales by our larger, existing stockholders in the future or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate. In addition, some of our existing stockholders who hold restricted stock have the ability to require us to register their shares for public sale. Similarly, holders of contingent appreciation certificates issued in connection with preferred securities of Crown Media Trust, have the ability to require us to register for public sale shares of our Class A common stock that these holders receive upon exercise of the contingent appreciation certificates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002, the decline of the fair value of the fixed income portfolio would not be material.

     As of June 30, 2002, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $5.6 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

     The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At June 30, 2002, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three and six months ended June 30, 2002, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

     We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against risks associated with any of our investing or financing activities.

     As of June 30, 2002, we estimated the fair value of our credit facility with JP Morgan Chase, excluding accrued interest, to be approximately $243.5 million using quoted market prices where available, or discounted cash flow analyses. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% increase or decrease in assumed interest rates would decrease or increase the fair value of our debt by approximately $1.2 million. These calculations include the assumption that the balance of our outstanding debt as of June 30, 2002, would not change during the year and that a yearly interest rate was used. To the extent interest rates increase, our costs of financing will also increase because of variable rates applicable to our outstanding debt.

     As of June 30, 2002, we estimated the value of our preferred securities to be approximately $254.4 million and the value of our derivative liability to be $7.1 million using quoted market prices where available, or discounted cash flow analyses. The value of our derivative liability is affected by fluctuations in our stock price and interest rates. A hypothetical 10% increase in our stock price would increase the value of our derivative liability by approximately $1.3 million. A hypothetical 10% decrease in our stock price would decrease the value of our derivative liability by approximately $1.2 million. A hypothetical 10% increase in the interest rate would increase the value of our derivative liability by approximately $52,000. A hypothetical 10% decrease in the interest rate would decrease the value of our derivative liability by approximately $51,000. These calculations include the assumption that the balance of our derivative liability as of June 30, 2002, would not change during the year and that a yearly interest rate was used.

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

     Our material interest bearing assets consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing assets was $5.6 million, or less than 1% of total assets, as of June 30, 2002. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, a credit facility with JP Morgan Chase Bank, and our private placement. The balance of those liabilities was $301.3 million, or 51% of total liabilities, as of June 30, 2002. The balance of our guaranteed preferred beneficial interest in Crown Media Trust’s debentures was $208.9 million. Net interest expense for the three and six months ended June 30, 2002, was $5.7 million, or 14%, of our total revenues and $11.4 million, or 14%, of our total revenues, respectively. Our guaranteed preferred beneficial accretion expense for the three and six months ended June 30, 2002, was $1.2 million, or 3%, of our total revenues and $11.8 million, or 15%, of our total revenues, respectively. Our net interest expense and preferred beneficial interest expense is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and the volatility of our Class A common stock to the extent this volatility impacts the value of the derivative liability in our preferred securities. In this regard, changes in U.S. interest rates affect the interest bearing assets and our borrowings as do changes in the price of our Class A common stock.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2001 annual meeting of stockholders was held on May 30, 2002. The following proposals were voted upon at the meeting, with the following number of votes cast for, against or withheld:

     Proposal One — Elect ten directors to our Board of Directors.

			Abstentions and
Name	Votes For	Votes Withheld	Broker Non-Votes

Wilford V. Bane, Jr.	379,523,585	449,506	-0-
Arnold L. Chavkin	379,448,985	524,106	-0-
Robert J. Druten	377,987,264	1,985,827	-0-
David J. Evans	377,988,324	1,984,767	-0-
Robert A. Halmi, Jr.	378,063,224	1,909,867	-0-
Donald J. Hall, Jr.	377,988,324	1,984,767	-0-
Irvine O. Hockaday, Jr.	378,062,924	1,910,167	-0-
David B. Koff	379,523,885	449,206	-0-
Peter A. Lund	379,523,585	449,506	-0-
John P. Mascotte	379,448,985	524,106	-0-

     Proposal Two — Approve the performance based compensation payable to the Company’s President and Chief Executive Officer:

Votes For	Votes Against	Abstentions and Broker Non-Votes

377,814,858	968,344	14,450

Item 6. Exhibits and Reports on Form 8-K

     (a)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference)
3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)
3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference)

(b)	Reports on Form 8-K

During the quarter ended June 30, 2002, we filed the following Form 8-K reports:

•	Report filed April 23, 2002 (dated April 22, 2002) regarding Items 4 and 7;

•	Amended report filed April 25, 2002 (dated April 22, 2002) regarding Items 4 and 7;

•	Report filed May 23, 2002 (dated May 20, 2002) regarding Item 5.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

By:	/s/ DAVID J. EVANS David J. Evans President and Chief Executive Officer

August 8, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. EVANS David J. Evans	Director and Principal Executive Officer	August 8, 2002

/s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial and Accounting Officer	August 8, 2002

CERTIFICATION OF 10-Q REPORT
OF
CROWN MEDIA HOLDINGS, INC.

FOR THE QUARTER ENDED JUNE 30, 2002

1.	The undersigned are the Chief Executive Officer and the Chief Financial Officer of Crown Media Holdings, Inc. (“Crown Media Holdings”). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-Q Report of Crown Media Holdings for the quarter ended June 30, 2002.

2.	We certify that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Crown Media Holdings.

     This Certification is executed as of August 8, 2002.

/s/ DAVID J. EVANS

David J. Evans, President and
Chief Executive Officer

/s/ WILLIAM J. ALIBER

William J. Aliber, Executive Vice President
and Chief Financial Officer

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