Form 10-Q
period 2002-09-30
CROWN MEDIA HOLDINGS INC
filed 2002-11-14
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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
if Changed Since Last Report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

As of November 8, 2002, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,670,775, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of	As of
	December 31,	September 30,
	2001	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$13,859	$3,302
Cash in escrow	111,625	—
Accounts receivable, less allowance for doubtful accounts of $7,361 and $6,972, respectively	29,911	44,763
Program license fees — affiliates, net of accumulated amortization	12,199	23,725
Program license fees — non-affiliates, net of accumulated amortization	35,425	53,098
Subtitling and dubbing, net of accumulated amortization	2,584	3,225
Prepaid and other assets	11,364	15,247

Total current assets	216,967	143,360
Restricted cash	340	340
Accounts receivable, net of current portion	6,253	7,692
Program license fees — affiliates, net of current portion	60,679	47,391
Program license fees — non-affiliates, net of current portion	33,219	65,419
Subtitling and dubbing, net of current portion	4,795	4,771
Film assets, net of accumulated amortization	808,138	792,435
Subscriber acquisition fees, net of accumulated amortization	126,965	114,929
Property and equipment, net of accumulated depreciation	43,882	37,163
Goodwill	314,033	314,033
Debt issuance costs, net of accumulated amortization	8,760	6,601
Prepaid and other assets, net of current portion	2,327	1,762

Total assets	$1,626,358	$1,535,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$38,842	$23,620
Subscriber acquisition fees payable	23,020	9,548
License fees payable to affiliates	—	14,073
License fees payable to non-affiliates	33,088	52,634

	As of	As of
	December 31,	September 30,
	2001	2002

	(Unaudited)
Payables to affiliates	5,952	7,197
Credit facility and interest payable	111,905	903
Capital lease obligation	1,318	1,404
Deferred programming revenue	1,316	1,534

Total current liabilities	215,441	110,913
Accrued liabilities, net of current portion	934	4,198
Subscriber acquisition fees payable, net of current portion	5,262	3,014
License fees payable to affiliates, net of current portion	62,299	67,685
License fees payable to non-affiliates, net of current portion	23,127	47,020
Credit facility, net of current portion	151,438	270,542
Capital lease obligation, net of current portion	10,723	9,659
Convertible debt	43,733	46,513
Derivative liability	12,495	802
Payable to affiliates	100,000	100,000

Total liabilities	625,452	660,346
COMMITMENTS AND CONTINGENCIES GUARANTEED PREFERRED BENEFICIAL INTEREST IN CROWN MEDIA TRUST’S DEBENTURES	199,040	214,472
PREFERRED MINORITY INTEREST	25,000	25,000
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; issued shares of 73,913,395 and 73,670,775, respectively; outstanding shares of 73,488,395 and 73,670,775 as of December 31, 2001 and September 30, 2002, respectively	735	737
Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,670,422 as of December 31, 2001 and September 30, 2002	307	307
Paid-in capital	1,256,754	1,258,396
Accumulated other comprehensive income (loss)	(620)	512
Accumulated deficit	(480,310)	(623,874)

Total stockholders’ equity	776,866	636,078

Total liabilities and stockholders’ equity	$1,626,358	$1,535,896

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2001	2002	2001	2002

	(Unaudited)
Revenues:
Subscriber fees	$17,139	$16,916	$49,734	$51,784
Advertising	7,443	16,649	21,168	47,362
Advertising by Hallmark Cards, Inc.	1,511	1,511	4,221	4,221
Film licensing fees	—	5,034	—	15,485
Other fees	242	23	728	57

Total revenues	26,335	40,133	75,851	118,909
Cost of Services:
Programming costs:
Affiliates	16,779	9,881	44,605	29,643
Non-affiliates	35,844	13,469	51,115	39,693
Amortization of film assets	—	7,042	—	19,757
Amortization of subscriber acquisition costs	2,573	5,280	2,573	14,792
Depreciation and amortization	1,304	1,185	3,439	3,557
Operating costs	15,563	13,564	43,245	43,094

Total cost of services	72,063	50,421	144,977	150,536
Selling, general and administrative expenses	16,329	14,035	50,327	43,016
Marketing expenses	10,773	8,657	27,600	29,020
Depreciation and amortization	1,879	2,523	6,983	7,164
Amortization of goodwill	5,524	—	14,520	—

Loss from operations	(80,233)	(35,503)	(168,556)	(110,827)
Equity in net losses of unconsolidated entities	—	—	(655)	(389)
Accretion of guaranteed preferred beneficial interest	—	(2,987)	—	(14,765)
Interest expense, net	(2,322)	(4,547)	(4,734)	(15,921)

Loss before income taxes	(82,555)	(43,037)	(173,945)	(141,902)
Income tax provision	(397)	(470)	(1,403)	(1,662)

Net loss	(82,952)	(43,507)	(175,348)	(143,564)

Other comprehensive loss:
Gain (loss) on fair value of derivative	—	(659)	—	204
Foreign currency translation adjustment	521	614	(260)	928

Comprehensive loss	$(82,431)	$(43,552)	$(175,608)	$(142,432)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	68,115	104,341	64,871	104,231

Net loss per share, basic and diluted	$(1.22)	$(0.42)	$(2.70)	$(1.38)

The accompanying notes are an integral part of these
consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2001	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(175,348)	$(143,564)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of property and equipment	138	13
Loss on derivative asset	—	458
Amortization and depreciation	112,910	120,732
Accretion of guaranteed preferred beneficial interest	—	26,458
Gain on change in fair value of derivative liability	—	(11,693)
Accretion of convertible debt	—	6,594
Provision for allowance for doubtful accounts	4,765	2,958
Equity in net losses of unconsolidated entities	655	—
Stock-based compensation	1,230	16
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,802)	(18,995)
Additions to program license fees	(66,519)	(119,426)
Increase in subtitling and dubbing	(3,563)	(4,184)
Additions to subscriber acquisition fees	(17,290)	(8,503)
(Increase) decrease in prepaid and other assets	(34)	(3,825)
Increase in accounts payable and accrued liabilities	7,564	25,827
Decrease in interest payable	(40)	(2,597)
Decrease in subscriber acquisition fees payable	(797)	(15,720)
Increase in affiliate license fees payable	23,738	25,190
Increase (decrease) in payables to affiliates	(3,045)	923
Increase (decrease) in deferred programming revenue	(457)	217

Net cash used in operating activities	(129,895)	(119,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,907)	(1,524)
Proceeds from disposition of property and equipment	128	97
Acquisition of H&H Programming — Asia, net of cash acquired	(690)	—

Net cash used in investing activities	(11,469)	(1,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	54	—
Proceeds from the exercise of stock options	744	1,629
Borrowings from HC Crown note payable	116,220	—
Borrowings from credit facility	209,971	119,000
Payments on borrowings from HC Crown note payable	(83,000)	—
Payments on borrowings from credit facility	(120,000)	(110,589)
Decrease in cash in escrow	—	111,625
Distribution to holders of guaranteed preferred beneficial interests	—	(11,027)
Debt issuance costs	(5,467)	—
Principal payments under capital lease obligation	(899)	(978)

Net cash provided by financing activities	117,623	109,660
Effect of exchange rate changes on cash	(50)	331

Net decrease in cash and cash equivalents	(23,791)	(10,557)
Cash and cash equivalents, beginning of period	34,274	13,859

Cash and cash equivalents, end of period	$10,483	$3,302

Supplemental disclosure of cash and non-cash activities:
Interest paid	$4,738	$9,336
Interest paid on preferred securities	$—	$13,316
Income taxes paid	$1,403	$1,662
Asset acquired through capital lease obligation	$13,252	$—
Acquisition of H&H Programming — Asia, net of cash acquired:
Accounts receivable and other assets	$1,622	$—
Program license fees	2,678	—
Goodwill and other intangibles	93,924	—
Accounts payable and other liabilities	3,227	—
Credit facility	3,100	—
Affiliate license fees payable	5,388	—
Issuance of Class A common stock	85,819	—
Purchase of film assets:
Film assets	$810,928	$—
Accounts receivable	4,651	—
Receivable from affiliate	1,515	—
Deferred tax asset valuation allowance reduction	95,314	—
Derivative asset	458	—
Payables to affiliates	100,000	—
Credit facility	120,000	—
Deferred tax liability	100,634	—
Issuance of Class A common stock	592,232	—
Subscriber acquisition fees:
Subscriber acquisition fees	$80,081	$—
Issuance of Class A common stock	80,081	—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2001 and 2002

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

     Crown Media International’s 50% interest in H&H Programming — Asia, which operated The Kermit Channel until December 2000, was treated as an equity investment until March 15, 2001 in Crown Media Holdings’ consolidated financial statements. On March 15, 2001, Crown Media Holdings acquired from The Jim Henson Company, Inc. (“The Jim Henson Company”) the remaining 22.5% common interests in Crown Media United States and the remaining 50% interest in H&H Programming — Asia that the Company did not previously own. In consideration for these ownership interests, the Company issued approximately 5.4 million shares of its Class A common stock, with a then market value of approximately $85.8 million, to The Jim Henson Company. The acquisition was recorded using purchase accounting at fair value as of March 15, 2001.

Liquidity

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

     In connection with our growth strategy, we expect that we will continue to make significant investments in programming and distribution. Programming expenditures for the last three months of 2002 are expected to be in the range of $12.0 million to $17.0 million, and cash payments of subscriber acquisition fees are expected in the fourth quarter of 2002 to be $10.0 million to $12.0 million. Our principal uses of funds during the next twelve months are expected to be the payment of operating expenses (including but not limited to licensing programming from third parties and subscriber acquisition fees) and debt service payments. Our principal sources of funds are currently cash inflows from operations, cash on hand and available borrowings under our bank credit facility and the HC Crown Corporation line of credit.

     At September 30, 2002, we had an available cash balance of $3.3 million, $49.5 million undrawn balance under our credit facility, and $75.0 million available under the HC Crown line of credit. We expect cash used for some expenses to decrease over the next 12 months, including programming costs and administrative expenses. A large component of the decreased expenses will result from the reorganization announced in October 2002, which we expect to reduce operating costs by $25.0 million annually. In addition, certain expenses, such as new programming, are discretionary. On the other hand, we expect other expenses to increase over the next 12 months, including cash payments for distribution. Advertising revenue is expected to continue to increase overall, and we expect subscriber fee revenue to decrease in the next 12 months. Taking into account these factors, we believe that cash inflows from operations, cash on hand, the available amount under our credit facility and the HC Crown line of credit will be sufficient for our liquidity needs through at least September 30, 2003.

     In order to provide flexibility, the Company is considering ways to raise additional cash. Additional cash would also decrease the likelihood of further cost cutting and delays in investments in programming and distribution. There can be no assurance that additional funds will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders and preferred securities holders.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the consolidated accounts of Crown Media Holdings and those of its wholly owned subsidiaries, including those that prior to acquiring complete ownership were majority-owned and controlled subsidiaries. Investments in entities that were previously not majority-owned and controlled by Crown Media Holdings were accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Subscriber Acquisition Fees

     Crown Media United States has distribution agreements with eight of the top nine largest (based on number of subscribers) United States pay television distributors. These distributors carry the Hallmark Channel on some of their cable, satellite, terrestrial television, or satellite master antenna television systems. Under certain of these agreements, Crown Media United States is obligated to pay subscriber acquisition fees if defined subscriber levels are met or in order to obtain carriage of the Hallmark Channel by those distributors.

     Subscriber acquisition fees are amortized over the life of the distribution agreements as a reduction of subscriber fees revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically and whenever events or changes in distributor relationships occur or other indicators would suggest impairment.

     Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of September 30,

	2001	2002

	(In thousands)
Balance at cost, January 1	$32,884	$143,153
Additions due to distribution agreements	110,269	8,502

Subscriber acquisition fees, at cost	143,153	151,655
Accumulated amortization	(16,188)	(36,726)

Subscriber acquisition fees, net	$126,965	$114,929

     As of December 31, 2001, and September 30, 2002, the consolidated balance sheets also reflected subscriber acquisition fees payable of $28.3 million and $12.6 million, respectively. For the three months ended September 30, 2001 and 2002, Crown Media United States made cash payments of $8.0 million and $3.8 million, respectively, reducing subscriber acquisition fees payable. For the nine months ended September 30, 2001 and 2002, Crown Media United States made cash payments of $15.2 million and $24.2 million, respectively. Additionally, $80.1 million of common stock was issued in exchange for distribution rights during 2001 (see Note 7).

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

Subtitling and Dubbing

     Subtitling and dubbing costs represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties, the program’s estimated life (in the case of programming licensed from Hallmark Entertainment Distribution and the Company’s film assets) or 10 years. Accumulated amortization related to subtitling and dubbing as of December 31, 2001, and September 30, 2002, was $4.9 million and $6.0 million, respectively.

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

Accounting for Trust Preferred Securities

     Crown Media Holdings formed a special-purpose entity, Crown Media Trust, in December 2001. Crown Media Trust issued preferred securities in Crown Media Trust to investors in the Company’s private placement and loaned the proceeds from its sales to Crown Media Holdings. This loan was designed so that interest and principal payments match the dividend and any redemption requirements on the preferred securities issued by Crown Media Trust. Interest received by Crown Media Trust from Crown Media Holdings funds distributions to the holders of the preferred securities.

     Crown Media Holdings owns 100% of the common equity in Crown Media Trust. The preferred securities include terms that allow the holder to earn a return above the stated dividend rate on the securities under certain conditions. Based on fair value calculations using discounted cash flows and Black-Scholes models, a portion of the preferred securities have been allocated and classified in Crown Media Holdings’ balance sheet as guaranteed preferred beneficial interest in Crown Media Trust’s debentures (mezzanine minority interest) and a portion has been classified as convertible debt. Issuance costs related to the guaranteed preferred beneficial interest portion were netted against the guaranteed preferred beneficial interest and accreted as additional minority interest in earnings. Issuance costs related to the convertible debt portion were recorded as a deferred debt issuance costs asset and are currently amortized as additional interest expense, using the effective interest method. See Note 6 for additional discussion of the terms and related accounting for the preferred securities and Crown Media Holdings’ related subordinated debentures.

     Crown Media Holdings is aware of recent accounting and regulatory discussions, which may cause the Company to reclassify its guaranteed preferred beneficial interest in Crown Media Trust’s debentures as convertible debt if these discussions result in new accounting rules. Changing the classification of the Company’s preferred securities from guaranteed preferred beneficial interest to convertible debt could significantly impact the presentation of the Company’s financial statements, although the Company does not expect this change to significantly impact its financial position.

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

     Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided, which is generally the value in the negotiated barter contract. The fair value is determined based upon Crown Media Holdings’ historical practice of receiving cash for similar advertisements from buyers unrelated to the other party in the current barter transaction. When the barter advertising revenue does not meet the requirements of EITF No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. For the three months ended September 30, 2001 and 2002, revenue from advertising barter transactions of $364,000 and $545,000, respectively, equaled the corresponding barter expenses and were included as a component of both advertising revenue and marketing expenses in the accompanying consolidated statements of operations. For the nine months ended September 30, 2001 and 2002, these amounts were $1.3 million and $865,000, respectively.

     Revenue from program licensing agreements is recognized when the film is available for exhibition by the licensee, the license fee is known, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Payments received from licensees prior to the availability of a film are recorded as deferred revenue.

     Revenues from foreign sources for the three months ended September 30, 2001 and 2002, represented 63% and 49% respectively, of total revenue. Revenues from foreign sources for the nine months ended September 30, 2001 and 2002, represented 63% and 49% respectively, of total revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Australia, India, Malaysia, Mexico, Philippines, Poland, Singapore, South Africa, South Korea, Taiwan, and the United Kingdom, during all periods presented.

Cost of Services

     Cost of services includes programming distribution expenses; depreciation of the Network Operations Center; amortization of the capital lease for a combined uplink and transponder space; and amortization of program license fees, subtitling and dubbing, subscriber acquisition costs, and the film assets.

Film Assets

     The Company amortizes its film assets based on recognized revenue in the case of sales to third parties, using projections of sales to third parties for 10 years in determining the amortization amount for any sale to a third party, and based on a 10-year amortization for anticipated internal use of the film assets. The Company’s projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition and is the same time period used by an initial, external valuation of the Company’s film assets at the time of acquisition. The film assets are also reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. At least annually, the Company is required by the covenants in its credit facility to have a valuation expert perform a valuation of the film assets and the individual film assets will be written-down to their fair values if necessary.

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

     If the Company had not recorded the amortization of its goodwill in prior periods, the results of operations would have changed. These changes are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002

	(In thousands, except per share amounts)
Net Loss	$(82,952)	$(43,507)	$(175,348)	$(143,564)
Amortization of goodwill	5,524		14,520

Adjusted net loss	$(77,428)	$(43,507)	$(160,828)	$(143,564)

Net loss per share, basic and diluted	$(1.22)	$(0.42)	$(2.70)	$(1.38)
Amortization of goodwill	0.08		0.22

Adjusted net loss per share	$(1.14)	$(0.42)	$(2.48)	$(1.38)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	68,115	104,341	64,871	104,231

Taxes on Income

     Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have not been recognized in Crown Media Holdings’ consolidated financial statements or tax returns. In estimating future tax consequences, Crown Media Holdings generally considers all expected future events other than changes in the tax law or rates. Crown Media Holdings records a valuation allowance against future tax benefits if it is determined that the benefit will more likely not be realized in future periods. As of December 31, 2001, and September 30, 2002, the valuation allowance was $16.0 million and $73.2 million, respectively.

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

Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 6.7 million stock options for the three and nine months ended September 30, 2001, and approximately 8.1 million stock options for the three and nine months ended September 30, 2002, have been excluded from the calculations on the statements of operations because their effect would have been antidilutive. Additionally, 10.1 million contingent appreciation certificates have also been excluded for the three and nine months ended September 30, 2002, as their effect would have been antidilutive. Accordingly, diluted loss per share equals basic loss per share.

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

     The Company used a derivative financial instrument, primarily a forward foreign exchange contract, to reduce the exposure of adverse effects of fluctuating foreign currency exchange rates. This contract, which was designated as a cash flow hedge, was entered into primarily to hedge a payable denominated in a foreign currency, which had a maturity of less than one year. Throughout 2001 and through July 2002, the Company entered into this contract with a counterparty that is a major financial institution, and accordingly, the Company believed that the risk of counterparty nonperformance was remote. The amount of the ineffectiveness of the derivative, recorded in the consolidated statements of operations for the three and six and one half months ended July 2002, was not significant.

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

Interim Financial Statements

     In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows, include all adjustments, consisting only of normal recurring items, as well as the accounting changes to adopt SFAS No. 133, SFAS No. 141, and SFAS No. 142, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Crown Media Holdings, Inc. 2001 Annual Report on Form 10-K.

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

3. Program license fees

     Program license fees are comprised of the following:

	As of December 31,	As of September 30,

	2001	2002

	(In thousands)
Program license fees — Hallmark Entertainment Distribution	$103,539	$102,261
Program license fees — NICC	287	8,612
Program license fees — other affiliates	13,821	14,440
Program license fees — non-affiliates	93,795	165,380
Prepaid program license fees	6,750	10,250

Program license fees, at cost	218,192	300,943
Accumulated amortization	(76,670)	(111,310)

Program license fees, net	$141,522	$189,633

     License fees payable are comprised of the following:

	As of December 31,	As of September 30,

	2001	2002

	(In thousands)
License fees payable — Hallmark Entertainment Distribution	$62,299	$79,251
License fees payable — NICC	—	1,349
License fees payable — other affiliate	—	1,158
License fees payable — non-affiliates	56,215	99,654

License fees payable	$118,514	$181,412

4. Property and Equipment

     Property and equipment are comprised of the following:

	As of December 31,	As of September 30,

	2001	2002

	(In thousands)
Technical equipment and computers	$37,745	$37,703
Leased assets	13,252	13,252
Furniture, fixtures and equipment	2,025	2,168
Leasehold improvements	8,604	9,132
Construction-in-progress	424	539

Property and equipment, at cost	62,050	62,794
Accumulated depreciation and amortization	(18,168)	(25,631)

Property and equipment, net	$43,882	$37,163

     Depreciation and amortization expense totaled $3.2 million and $3.7 million, respectively, for the three months ended September 30, 2001 and 2002. Depreciation and amortization expense totaled $10.4 million and $10.7 million, respectively, for the nine months ended September 30, 2001 and 2002.

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

6. Credit Facility and Private Placement

Credit Facility

     In connection with the completion of the purchase of the film assets, Crown Media Holdings entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to Crown Media Holdings, as amended in December 2001, a five-year $320.0 million secured credit facility. On the accompanying consolidated balance sheet at December 31, 2001, the amount of $111.9 million was included as a current liability (including interest of approximately $936,000), because this amount was required to be paid on January 7, 2002, from the proceeds of the issuance of the preferred securities, and $151.4 million was included as a long-term liability. At September 30, 2002, an outstanding amount of $270.5 million was included as a long-term liability as the entire balance is due in 2006. This loan is guaranteed by Crown Media Holdings’ subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. A portion of the borrowings under the credit facility were used to pay $120.0 million of debt assumed as part of the consideration for acquiring the film assets and to repay $84.2 million outstanding under a $150.0 million line of credit provided by HC Crown. At September 30, 2002, the balance available to Crown Media Holdings for general working capital purposes under the credit facility is $49.5 million. JP Morgan Chase Bank and J.P. Morgan Partners (BHCA) L.P., a significant stockholder of Crown Media Holdings, are both affiliates of J.P. Morgan Chase & Co.

     The bank credit facility encompasses a term loan of $100.0 million and a revolving line of credit of $220.0 million, up to $20.0 million of which can be letters of credit issued at the request of Crown Media Holdings. Each loan (which includes the term loans and any revolving credit loans) bears interest at a Eurodollar rate or an alternate base rate as Crown Media Holdings may request in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rate changes. Crown Media Holdings is required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. The credit facility contains a number of affirmative and negative covenants. In addition, the aggregate principal amount of all outstanding revolving credit loans and term loans as well as letters of credit available under the credit facility must not exceed the amount of the Library Credit then in effect. The Library Credit is defined as 50% of the most recent valuation of the film assets, which is required to be delivered after the end of each quarter. This valuation of the film assets is based upon the net present value of future cash flows expected to be generated by sales of film licenses. Currently, the library credit is in excess of the maximum amount of the credit facility.

     Since the inception of the credit facility, Crown Media Holdings has elected the monthly Eurodollar rate. For 2001, amounts under the revolver accrued interest at rates from 5.0% to 5.59% and amounts under the term loan accrued interest at rates from 5.11% to 5.59%. For the nine months ended September 30, 2002 amounts under the revolver have accrued interest at rates from 4.73% to 5.14% and amounts under the term loan have accrued interest at rates from 4.78% to 5.11%. Interest expense on borrowings under the credit facility for the three and nine months ended September 30, 2002, was $3.2 million and $8.3 million, respectively. At December 31, 2001, and September 30, 2002, accrued interest of $936,000 and $628,000, respectively, was reflected in the current portion of the credit facility and accrued interest on the accompanying consolidated balance sheet.

     Future contractual maturities of principal are as follows:

Years Ended
December 31,

(In thousands)
2002	$—
2003	—
2004	—
2005	—
2006	270,542
Thereafter	—

$270,542

Private Placement

     On December 17, 2001, Crown Media Holdings completed a $265.0 million private placement to a group of institutional investors. Under the terms of the private placement, Crown Media Holdings issued units to the investors, each unit consisted of one preferred security of Crown Media Trust, and one contingent appreciation certificate, issued by Crown Media Holdings.

     The additional financing allowed Crown Media Holdings to reduce the amount outstanding under its bank credit facility by $111.6 million. The $111.6 million was placed into an escrow account until it was paid on January 7, 2002. Additionally, the Company used a portion of the proceeds of the private placement to repay $70.6 million under lines of credit provided by HC Crown and $69.4 million of amounts payable to Hallmark Entertainment Distribution pursuant to certain program license agreements held by subsidiaries of Crown Media Holdings.

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

     On or after December 15, 2003, Crown Media Holdings will have the right to redeem any and all of the outstanding debentures at a redemption price equal to 100% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon. Since their issuance through September 30, 2002, the Company had expected to redeem the debentures on December 15, 2004, and was accreting its convertible debt and guaranteed preferred beneficial interest to the amount expected to be paid, either in cash or common stock, in satisfaction of the minimum return, at an internal rate of return of 14%. For a change in this expectation, see Note 10, Subsequent Events, below. In the event of a change of control, the Company must either exercise its right to redeem all or offer to purchase any and all of the outstanding debentures at a price equal to 110% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon.

     The financing was recorded at $265.0 million and required the allocation of fair value to the various components based on the terms of the private placement agreement. Crown Media Holdings calculated the guaranteed preferred beneficial interest portion of the preferred securities using an internal rate of return analysis (cumulative present value of expected future cash flows) on the preferred securities. The carrying value of the guaranteed preferred beneficial interest as determined on December 17, 2001, was $197.7 million, on December 31, 2001, was $199.0 million, and on September 30, 2002, was $214.5 million, net of offering costs.

     Crown Media Holdings calculated the initial value of the contingent appreciation certificate portion of the preferred securities by using Black-Scholes models and by using a combination of put and call options that would provide the same future payout as the convertible debt portion. The resulting value of the contingent appreciation certificates, net of embedded derivatives, was $43.5 million on December 17, 2001, $43.7 million as of December 31, 2001, and $46.5 million as of September 30, 2002, which has been classified as convertible debt on the accompanying consolidated balance sheets. The transaction also resulted in a net derivative liability on December 17, 2001, of $12.1 million, on December 31, 2001, of $12.5 million, and on September 30, 2002, of $802,000.

     The following table summarizes the transaction as at the transaction date, as of December 31, 2001, and as of September 30, 2002. The summary also reflects the allocation of transaction costs between the various components of the financing.

	Initial	As of	As of
	Fair Value	December 31,	September 30,
	Allocation	2001	2002

	(In thousands)
Convertible debt Value of contingent appreciation certificates	$93,682
Value of embedded derivative	(50,212)

Total carrying amount of convertible debt(a)(b)	43,470	$43,733	$46,513

Derivative liability(c)	12,083	$12,495	$802

Allocable offering costs included in debt issuance costs(d)	(2,444)	$(2,427)	$(1,799)

Guaranteed preferred beneficial interest in Crown Media Trust’s debentures	209,447	$210,699	$234,913
Distribution to holders of guaranteed preferred beneficial interest in Crown Media Trust’s debentures	—	—	(11,027)
Allocable offering costs(e)	(11,771)	(11,659)	(9,414)

Total carrying value of guaranteed preferred beneficial interest(b)(f)	197,676	$199,040	$214,472

Net proceeds allocated to securities sold	$250,785

Gross proceeds from private placement	$265,000
Offering costs	(14,215)

Net proceeds allocated to securities sold	$250,785

(a)	Accreted principal to $45.6 million and additional 7.25% to meet minimum return requirements over three years.

(b)	Interest payable at 6.75% per annum in cash each quarter. Balance due at anticipated redemption of December 15, 2004.

(c)	Marked to fair value through income (loss) at each reporting date.

(d)	Amortized to interest expense over three years.

(e)	Accreted to guaranteed preferred beneficial interest over three years.

(f)	Accreted principal to $219.4 million and additional 7.25% to meet minimum return requirements over three years.

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

     On December 14, 2001, the Company executed a promissory note, in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank credit facility and the Crown Media Trust preferred securities, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown’s obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of both December 31, 2001, and September 30, 2002, the Company had no borrowings under this note to HC Crown. In addition, until the termination of the subordination and support agreement entered into by Hallmark Cards in connection with the private placement and until such time as the debentures and contingent appreciation certificates are paid in full, Hallmark Cards has agreed to loan Crown Media Holdings an amount necessary to pay, when due, the $100.0 million in obligations which were incurred by Crown Media Holdings in connection with its acquisition of the film assets. Lastly, Hallmark Entertainment, LLC (“Hallmark Entertainment”) agreed to subordinate approximately $60.0 million in obligations owed by subsidiaries of Crown Media Holdings to it pursuant to certain program license agreements. Under this note, the Company is obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. At both December 31, 2001, and September 30, 2002, the $1.1 million commitment fee was included in payable to affiliates in the accompanying consolidated balance sheets. The line of credit was required by the credit facility and was amended to its present form in conjunction with the issuance of the Crown Media Trust’s preferred securities.

Hallmark Agreements Related to Bank Credit Facility and Preferred Securities

     Hallmark Cards and Hallmark Entertainment entered into certain agreements in order to induce the bank syndicate to enter into the Company’s credit facility. Hallmark Cards, Crown Media Holdings and the banks are parties to a subordination and support agreement dated August 31, 2001. Under the subordination and support agreement, the obligations of Crown Media Holdings to pay (a) any borrowings under the HC Crown line of credit, and (b) approximately $100.0 million in accounts payable to Hallmark Entertainment Distribution as provided by the purchase agreement for the film assets, are subordinated in right of payment to Crown Media Holdings’ obligations under its credit facility. In the subordination and support agreement, Hallmark Cards also agrees to cause HC Crown to advance up to $75.0 million under the HC Crown line of credit to Crown Media Holdings (less the amount of any reduction on the HC Crown line of credit because of the application of net cash proceeds from issuing debt or equity as permitted by the bank credit agreement), to the extent necessary to enable Crown Media Holdings to meet its cash needs including the repayment of the bank loans, provided that Crown Media Holdings has borrowed the full amount then available under the credit facility. Further, Hallmark Cards agreed that the HC Crown line of credit will not be declared due and payable if any obligations to the banks remain outstanding.

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

Costs Incurred on Crown Media Holdings’ Behalf

     Since inception, Hallmark Entertainment has paid certain costs related to payroll and benefits, insurance, operational and financing expenditures and capital expenditures on behalf of Crown Media Holdings. These transactions are recorded in the books and records of Crown Media Holdings. For the three and nine months ended September 30, 2001, and the three months ended September 30, 2002, respectively, no amounts were paid to Hallmark Entertainment. For the nine months ended September 30, 2002, approximately $1.4 million was paid to Hallmark Entertainment. Unreimbursed costs of $1.8 million and $1.2 are included in the item “payable to affiliates” in the accompanying consolidated balance sheets as of December 31, 2001, and September 30, 2002, respectively.

Services Agreement with Hallmark Cards

     Hallmark Cards, its subsidiaries and various affiliates, provide Crown Media Holdings with services that include payroll, legal, financial, tax and other general corporate services. This service agreement has a term of three years, commencing January 1, 2000. We are currently negotiating and expect to enter into a renewal agreement. Additionally, Hallmark Cards made a payment on Crown Media Holdings’ behalf for certain expenses in the amount of $500,000 during first quarter 2002. For each of the three months ended September 30, 2001 and 2002, Crown Media Holdings had accrued $125,000, respectively, under the agreement. For each of the nine months ended September 30, 2001 and 2002, Crown Media Holdings had accrued $375,000, respectively, under the agreement. At December 31, 2001, and September 30, 2002, unpaid accrued service fees of $3.1 million and $4.1 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Services Agreement with Hallmark Entertainment

     Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. This service agreement has a term of three years, commencing January 1, 2001, with the right of either party to terminate the agreement after the first year upon 60 days written notice. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, paid in quarterly installments of $375,000. Crown Media Holdings paid $1.9 million to Hallmark Entertainment for these services in April 2002. At December 31, 2001, and September 30, 2002, unpaid accrued service fees of $1.5 million and $750,000, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Program License Agreements with Hallmark Entertainment Distribution

     Crown Media International has a program license agreement with Hallmark Entertainment Distribution dated January 1, 2001. The agreement expires on December 31, 2005, subject to a renewal through December 31, 2010. Under the terms of the agreement, Crown Media International has the exclusive right to exhibit Hallmark Entertainment Distribution’s programming in the territories in which Crown Media International operates during three 18-month windows. Crown Media International also has the exclusive right to exhibit programming in markets where it does not currently operate, if it elects to distribute its channel in those markets, subject to any third party agreement existing at the time Crown Media International launches in those markets. In addition, under the agreement, Hallmark Entertainment Distribution is generally obligated to sell to Crown Media International all of the programming it produces and Crown Media International is obligated to purchase up to 50 programs produced per year during the term of the agreement.

     Crown Media United States also licenses programming for distribution in the United States from Hallmark Entertainment Distribution under a program license agreement, dated January 1, 2001. Under the program agreement, Crown Media United States generally licenses made-for-television movies and miniseries owned or controlled by Hallmark Entertainment Distribution, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution for Crown Media United States. The program agreement has a term of five years and is automatically renewable for additional three-year periods, subject to rate adjustments, so long as Hallmark Entertainment Distribution, as applicable, or its affiliates, owns an interest of 35% or more of Crown Media Holdings. If, at any time, Hallmark Entertainment Distribution ceases to own a 35% interest in Crown Media Holdings, and if, at that time, the remaining term of the program agreement is less than two years, then the remaining term of the program agreement will be extended to the date two years after the date on which Hallmark Entertainment Distribution ceased to own a 35% interest in Crown Media Holdings.

     As part of the program license agreements with Hallmark Entertainment Distribution, in the event that either Crown Media United States or Crown Media International sub-license any licensed program to a third party, they must equally share with Hallmark Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Company. For the three and nine months ended September 30, 2002, Crown Media United States entered into sublicensing arrangements which resulted in $75,000 and $222,500 being payable to Hallmark Entertainment Distribution under this sharing arrangement and which has been included in the accompanying consolidated balance sheet under payable to affiliates. In addition, pursuant to an amendment to the program license agreements, dated as of May 15, 2002, Crown Media United States and Crown Media International authorized Hallmark Entertainment Distribution to solicit and enter into third party license agreements for titles held by them under the program license agreements. In the event that the length of the license sold to such third party exceeds the length of the license held by Crown Media United States or Crown Media International, the fees related to such excess period are to be paid to Hallmark Entertainment Distribution.

     Programming costs related to the Hallmark program agreements were $13.5 million and $7.5 million, respectively, for the three months ended September 30, 2001 and 2002. These costs were $36.4 million and $22.7 million, respectively, for the nine months ended September 30, 2001 and 2002. As of December 31, 2001, and September 30, 2002, $62.3 million and $79.3 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. In December 2001, Crown Media Holdings paid $69.4 million to Hallmark Entertainment Distribution for license fees with proceeds from its private placement transaction.

Class B Common Stock

     Hallmark Entertainment Holdings controls all of the Company’s outstanding shares of Class B common stock, which, together with the shares of Class A common stock it owns, represents approximately 91% of the voting power on all matters submitted to the Company’s stockholders. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Shares of Class B common stock are generally automatically convertible into Class A common stock upon sale or other transfer by the selling stockholder. In addition, Class B common stockholders are entitled to 10 votes per share as compared to one vote per share of Class A common stock. With the exception of the voting and conversion rights, shares of Class A common stock and shares of Class B common stock are identical.

Purchase of Film Assets

     On September 28, 2001, Crown Media Holdings completed the acquisition of film assets, comprised of approximately 700 film titles and related rights and property, representing over 3,000 hours of programming, from the film assets of Hallmark Entertainment Distribution, a wholly-owned subsidiary of Hallmark Entertainment Holdings. Under the terms of the acquisition, the Company assumed $220.0 million of Hallmark Entertainment Distribution debt and payables and issued 33,319,528 shares of the Company’s Class A common stock, net of the reduction of the 425,000 shares returned to the Company in accordance with the finalization of the stockholder lawsuit. The number of shares of common stock was determined by a formula based on the average closing price of the common stock from November 6, 2000 (the date the Company announced that it was contemplating the transaction) to September 27, 2001 (the day prior to closing), which average price was $17.78 per share. A committee of directors independent of Hallmark Entertainment and its affiliates considered and negotiated this transaction, including the purchase price, and received a fairness opinion from its financial advisor. Additionally, the stockholders of Crown Media Holdings, other than Hallmark Cards and its affiliates, approved the transaction at a meeting on July 17, 2001.

     The Company has treated the transaction as a reorganization of assets under common control. Consequently, assets and liabilities acquired were recorded at historical cost, which was less than the estimated net fair value at the transaction date.

     The film assets consist primarily of films, which were made or acquired for initial exhibition on the domestic network television market in the United States and Canada. Typically, films produced initially for network broadcast are subsequently licensed for home video and international television as well as cable and local television in the United States and Canada.

Marketing Agreement

     Crown Media United States and Hallmark Cards have entered into an agreement to sponsor the Hallmark Keepsake Sweepstakes, a national promotion in November and December 2002, involving a watch-and-win contest, prize give-aways, and six Hallmark Entertainment original productions. Crown Media United States has committed up to $10.0 million to this sponsorship through the first quarter 2003, and Hallmark Cards and Hallmark Entertainment Holdings are also providing contest prizes with a similar value to those provided by Crown Media United States.

NICC License Agreements

     On November 13, 1998, Crown Media United States amended and restated its operating agreement (the “Company Agreement”) with its members and also entered into a program license agreement with NICC (“NICC Program License Agreement”) under which Crown Media United States licensed programming from NICC for distribution within the United States. NICC was obligated to furnish a minimum of 200 hours of programming each year under the NICC Program License Agreement.

     Under the NICC Program License Agreement and the Company Agreement, Crown Media United States agreed to advance amounts to NICC for the production of programming for Crown Media United States. The advance was treated as an advance payment against the license fees which would be payable for this programming. The advance was equal to $5.0 million with certain annual escalations.

     Pursuant to a February 2001 amendment in conjunction with our acquisition of the remaining ownership of Crown Media United States, the Company committed to annual advances, in the amount of $5.3 million subject to annual escalations, initially treated as a license fee for certain existing programming provided by NICC to Crown Media United States. In addition, Crown Media United States will fund a portion of the costs of new programming produced by or with NICC. Crown Media United States will also assist

NICC in launching and operating a new channel, which will be distributed by satellite and cable. This assistance will include the provision to NICC of management and operational services, with some services provided at no cost and some services provided for a fee. The term of the obligations contained in the February 2001 amendment expire on March 26, 2006, but may be terminated earlier if NICC sells more than 50% of the Crown Media Holdings shares it owned on February 22, 2001. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels.

     On October 7, 2002, as described in Note 10, management determined that the $5.3 million annual license fees described above will not benefit the Company's operations under the refined programming strategy. As such, these amounts will be expensed during the fourth quarter of 2002. The Company is still obligated to air the programming developed by NICC and under the terms of the agreement cannot use this allocated airtime for any other programming.

Subscriber Acquisition Fees Agreement

     On August 27, 2001, the Company issued approximately 5.4 million shares of its Class A common stock with a then market value of $80.1 million as consideration for entering into a distribution agreement for carriage of the Hallmark Channel by DirecTV.

8. Commitments and Contingencies

Distribution Agreements

     Several of Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August 2001, Crown Media United States entered into a new distribution agreement with DirecTV, Inc. under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE® Package and the Company’s subscribers increased significantly. Several other distributors, whose agreements contain “most favored nations” provisions, have indicated an interest in some or all of the DirecTV terms, and Crown Media United States is currently in discussions with these distributors. Any modification of these existing agreements to adopt the DirecTV terms, or any other new terms could result in the payment of cash or the issuance of stock by Crown Media Holdings and will negatively affect subscriber revenues and increase operating costs.

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

     Information relating to Crown Media Holdings’ continuing operations is set forth in the following table (operating loss is defined as total revenues less cost of services; selling, general and administrative expenses; marketing expenses; and amortization of goodwill and other intangibles (through December 31, 2001). United States based administration costs are reflected in the domestic operating losses and are not allocated internationally).

	Revenue from	Revenue from	Operating
	Unrelated	Related	Income	Identifiable
	Entities	Entities	(Loss)	Assets

	(In millions)
Three Months Ended September 30, 2001:
Domestic	$8.4	$1.5	$(69.2)	$249.3
International	16.5	—	(10.8)	80.6
Film Distribution	—	—	(0.2)	812.4

	$24.9	$1.5	$(80.2)	1,142.3

Assets not allocated to segments:
Cash and cash equivalents				10.5
Accounts receivable				26.2
Goodwill and other intangibles				318.9

Consolidated total assets				$1,497.9

Three Months Ended September 30, 2002:
Domestic	$13.5	$1.5	$(35.1)	$290.4
International	20.1	—	3.1	80.3
Film Distribution	5.0	—	(3.5)	795.4

	$38.6	$1.5	$(35.5)	1,166.1

Assets not allocated to segments:
Cash and cash equivalents				3.3
Accounts receivable				52.5
Goodwill and other intangibles				314.0

Consolidated total assets				$1,535.9

Nine Months Ended September 30, 2001:
Domestic	$24.0	$4.2	$(142.7)	$249.3
International	47.7	—	(25.6)	80.6
Film Distribution	—	—	(0.2)	812.4

	$71.7	$4.2	$(168.5)	1,142.3

Assets not allocated to segments:
Cash and cash equivalents				10.5
Accounts receivable				26.2
Goodwill and other intangibles				318.9

Consolidated total assets				$1,497.9

Nine Months Ended September 30, 2002:
Domestic	$40.5	$4.2	$(96.7)	$290.4
International	58.7	—	(5.2)	80.3
Film Distribution	15.5	—	(8.9)	795.4

	$114.7	$4.2	$(110.8)	1,166.1

Assets not allocated to segments:
Cash and cash equivalents				3.3
Accounts receivable				52.5
Goodwill and other intangibles				314.0

Consolidated total assets				$1,535.9

     Some of the markets in which we operate, including the Asian market, the South American market (specifically Argentina), Turkey and Russia, have experienced some or all of the following conditions: volatile currency exchange rates, volatile political conditions, and reduced or volatile economic activity. Crown Media Holdings operations have and will continue to be affected in the foreseeable future by economic conditions in these regions.

     No customer accounted for more than 10% of Crown Media Holdings’ total revenues for the three and nine months ended September 30, 2001 and 2002.

10. Subsequent Events

     On October 7, 2002, Crown Media Holdings announced a corporate reorganization of its operations in order to concentrate its efforts on the U.S. market and its most successful international territories. The Company intends to achieve this by decentralizing many oversight and non-technical support functions located in its U.S. offices and transferring these responsibilities to regional staff. In Latin America, the Company is in negotiations to enter into a strategic alliance with a local distribution partner who, under Crown Media Holdings’ direction, would assist in the operation of the Hallmark Channel in this region. The reorganization, which is expected to be complete by the end of the first quarter of 2003, is expected to result in a 30% reduction of the Company’s workforce.

     Reflecting the reorganization, we plan to record a charge of approximately $20.0 million during the fourth quarter of 2002. This charge will be comprised of a cash charge of approximately $5.0 million for severance costs and a non-cash charge of approximately $15.0 million related to satellites and facilities exit costs. As a result, the Company expects to reduce operating costs, compared to 2002, by a total of $25.0 million, comprised primarily of decreases in amortization and expenditures for overhead, satellite leasing, marketing and programming.

     In addition, Crown Media Holdings plans to record a non-cash charge in the fourth quarter of $55.0 to $60.0 million related to certain programming reflecting refinement of Crown Media Holdings’ programming strategy.

     Additionally, in light of the decline in the market price of the Company’s Class A common stock, which affects the desirability of offering stock in the future to redeem the preferred securities, management determined that the Company will not make an optional early redemption of its trust preferred securities, but will wait until their final redemption date in December 2007. Consequently, under the applicable terms of the preferred securities and related contingent appreciation certificates, the cumulative interest rate is expected to be 18%, an increase of 4% from the 14% cumulative rate, which would have been payable if the securities were redeemed at the previously anticipated date of December 2004. The change in the interest rate from 14% to 18% will result in higher interest expense and accretion of guaranteed preferred beneficial interest that will negatively impact the Company’s results of operations for all future periods until these securities are redeemed. The required quarterly cash payments on the preferred securities remain unchanged, although the final redemption amount will be higher.

     On November 8, 2002, we entered into an amendment of a distribution agreement with a large distributor in the United States. In addition to extending the term of the distribution agreement, the amendment provides for payment of a substantial cash amount to resolve the application of a most favored nations clause in that distributor's agreement to the DirecTV terms and to provide for the launch of our Channel to a substantial number of additional full-time subscribers. We paid a portion of this amount upon execution and will make monthly cash payments through December 2003 for the balance. We are also required to make additional per subscriber market support payments for subscribers in excess of the minimum number of subscribers which the distributor has committed to deliver in consideration for the foregoing cash amount. In addition, if this minimum number of subscribers is delivered by the distributor, subscriber fees will not be payable for subscribers above a specified number. The amendment also contains a most favored nations provision relating to other distribution agreements. The consideration given as a result of the amendment will become subscriber acquisition fees that are amortized over the remaining life of the distribution agreement. The marketing support payments under the amendment will be marketing expenses when incurred.

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

     Subscriber fees vary according to:

•	the level of sophistication and degree of competition in the market;

•	the relative position in the market of the distributor and the popularity of the channel;

•	the packaging arrangements for the channel; and

•	other commercial terms such as granting the distributor exclusivity to carry our channel (only in territories outside the U.S.) and length of term of the contract.

In some circumstances, distributors provide minimum revenue guarantees.

     Our channels’ growth in subscriber fees has been driven primarily by:

•	expansion of our channels into new markets;

•	new distribution agreements for our channels in existing markets; and

•	growth in the number of multi-channel homes.

     We are in continuous negotiations both with our existing distributors and new distributors to increase our subscriber base. In the United States, we are sometimes subject to requests by distributors to pay subscriber acquisition fees for these additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. In both domestic and international markets we also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenues will continue to be negatively affected by these subscriber acquisition fees, discounted subscriber fees and other payments, however, we believe that the resulting increase in subscribers will allow us to attract additional advertisers and command higher advertising rates.

     Several of Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August 2001, Crown Media United States entered into a new distribution agreement with DirecTV, Inc. under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE® Package and our subscribers increased significantly. Several other distributors, whose agreements contain “most favored nations” provisions, have indicated an interest in some or all of the DirecTV terms, and Crown Media United States is currently in discussions with these distributors. Any modification of these existing agreements to adopt the DirecTV terms, or any other new terms could result in the payment of cash or the issuance of stock by Crown Media Holdings and will negatively affect subscriber revenues and increase operating expenses.

     On November 8, 2002, we entered into an amendment of a distribution agreement with a large distributor in the United States. In addition to extending the term of the distribution agreement, the amendment provides for payment of a substantial cash amount to resolve the application of a most favored nations clause in that distributor's agreement to the DirecTV terms and to provide for the launch of our Channel to a substantial number of additional full-time subscribers. We paid a portion of this amount upon execution and will make monthly cash payments through December 2003 for the balance. We are also required to make additional per subscriber market support payments for subscribers in excess of the minimum number of subscribers which the distributor has committed to deliver in consideration for the foregoing cash amount. In addition, if this minimum number of subscribers is delivered by the distributor, subscriber fees will not be payable for subscribers above a specified number. The amendment also contains a most favored nations provision relating to other distribution agreements. The consideration given as a result of the amendment will become subscriber acquisition fees that are amortized over the remaining life of the distribution agreement. The marketing support payments under the amendment will be marketing expenses when incurred.

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

     Crown Media Distribution generates revenue from the film assets by granting licenses to exhibit the films to third parties. Hallmark Entertainment provides services to us to assist in the administration, distribution and other exploitation of the film assets. We are also using the films as programming for our television channels and interactive uses.

Cost of Services

     Our cost of services consists primarily of program license fees, amortization of our film assets, amortization of subscriber acquisition fees, the cost of signal distribution, dubbing and subtitling, and creating the promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing markets and third-party programming to support our advertising strategy.

     In connection with our purchase of film assets from Hallmark Entertainment Distribution, we have signed a service agreement with Hallmark Entertainment. Under the service agreement, Hallmark Entertainment is providing services to us to assist in the administration, distribution and other exploitation of the film assets, and we pay Hallmark Entertainment approximately $1.5 million per year for up to the three-year term of the agreement ending in September 2004.

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

     We have a disagreement with a U.S. pay television distributor about subscriber fees required to be paid by that distributor, which is the subject of ongoing discussions. Based upon our best judgment, we have determined to recognize only a certain percentage of the subscriber fees involved in this disagreement. As a result, we increased bad debt expense by approximately $1.8 million relating to accrued subscriber fees owed by this distributor from October 2001 through March 31, 2002, and have recognized only a certain percentage of accrued subscriber fees for this distributor since that date, amounting to $2.0 million from April 1, 2002, through September 30, 2002.

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

Film Assets

     The Company amortizes its film assets based on recognized revenue in the case of sales to third parties, using projections of sales to third parties for 10 years in determining the amortization amount for any sale to a third party, and based on a 10-year amortization for anticipated internal use of the film assets. The Company’s projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition and is the same time period used by an initial, external valuation of the Company’s film assets at the time of acquisition. The film assets are also reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. At least annually, the Company is required by the covenants in its credit facility to have a valuation expert perform a valuation of the film assets and the individual film assets will be written-down to their fair values if necessary.

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

On or after December 15, 2003, Crown Media Holdings will have the right to redeem any and all of the outstanding debentures at a redemption price equal to 100% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon. Since their issuance through September 30, 2002, the Company expected to redeem the debentures during 2004. In light of the decline in the market price of the Company’s Class A common stock, which affects the desirability of offering stock in the future to redeem the preferred securities, management determined that the Company will not make an optional early redemption of its trust preferred securities, but will wait until their final redemption date in December 2007. Consequently, under the applicable terms of the preferred securities and related contingent appreciation certificates, the cumulative interest rate is expected to be 18%, an increase of 4% from the 14% cumulative rate, which would have been payable if the securities were redeemed at the previously anticipated date of December 2004. The change in the interest rate from 14% to 18% will result in higher interest expense and accretion of guaranteed preferred beneficial interest that will negatively impact the Company’s results of operations for all future periods until these securities are redeemed. The required quarterly cash payments on the preferred securities remain unchanged, although the final redemption amount will be higher.

     Currently, there are accounting and regulatory discussions on long-term liabilities, which could cause the Company to classify all the trust preferred securities as debt and the corresponding amortization as interest expense, if these discussions result in new accounting rules.

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

Deferred Tax Asset

     Crown Media Holdings has provided a valuation allowance of $73.2 million on its net deferred tax assets because of uncertainty regarding their realizability. If we took the position that our deferred tax asset was realizable, we would have recorded a tax benefit against our losses for the nine months ended September 30, 2002, and would have reduced our net losses by the amount of that benefit.

Effects of Transactions with Related and Certain Other Parties

Marketing Agreement

     Crown Media United States and Hallmark Cards have entered into an agreement to sponsor the Hallmark Keepsake Sweepstakes, a national promotion in November and December 2002, involving a watch-and-win contest, prize give-aways, and six Hallmark Entertainment original productions. Crown Media United States has committed up to $10.0 million to this sponsorship through the first quarter 2003, and Hallmark Cards and Hallmark Entertainment Holdings are also providing contest prizes with a similar value to those provided by Crown Media United States. The goal of this national promotion is to increase viewership and ratings for the domestic Hallmark Channel.

     See “Related Party Transactions” in Note 7 to Notes of Unaudited Consolidated Financial Statements in this Report. Transactions with related parties are also described in Item 13 “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2001, and other than as described above, there have not been any new transactions with related parties during the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002.

Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

     Revenues. Net revenues for the three and nine months ended September 30, 2002, increased to $40.1 million and $118.9 million from $26.3 million and $75.9, which represents increases of $13.8 million, or 52%, and $43.0 million, or 57%, over the comparable periods in 2001. Before taking into account subscriber acquisition fees, subscriber fee revenue in the third quarter increased 3% to $18.8 million from $18.2 million in the prior year’s quarter, reflecting increased distribution worldwide. After the amortization of subscriber acquisition fees of $1.9 million in 2002 and $1.1 million in 2001, subscriber fee revenue decreased to $16.9 million for the three months ended September 30, 2002, from $17.1 million, which represents a decrease of $223,000, or 1%, over the comparable period in 2001. After the amortization of subscriber acquisition fees of $5.7 million in 2002 and $4.6 million in 2001, subscriber fee revenue increased to $51.8 million for the nine months ended September 30, 2002, from $49.7 million, which represents an increase of $2.1 million, or 4%, over the comparable period in 2001. The increased subscriber fee revenue resulted from expanded distribution in existing markets. The number of subscribers to the Hallmark Channel, as of September 30, 2002, was 95.7 million compared to 82.9 million as of September 30, 2001, which represents an increase of 12.8 million, or 15%. Subscribers to our domestic channel increased from 39.7 million as of September 30, 2001, to 47.5 million as of September 30, 2002, which represents an increase of 7.8 million, or 20%. Subscribers of the Hallmark Channel increased at a higher rate than subscriber fee revenue because a number of new subscribers were added with promotion periods and the amount of subscriber acquisition fees netted against revenue also increased. Eighty percent and 78% of subscriber fees revenue for the three and nine months ended September 30, 2002, and 77% and 79% of subscriber fees revenue for the three and nine months ended September 30, 2001, were earned internationally. The amounts of subscriber fees after the amortization of subscriber acquisition fees were $3.3 million and $11.2 million for the domestic Hallmark Channel for the three and nine months ended September 30, 2002, and were $13.6 million and $40.6 million for the international Hallmark Channel for the three and nine months ended September 30, 2002. The amortization of subscriber acquisition costs has and may continue to result in a decline in net domestic subscriber revenues, as we net amortization of subscriber acquisition costs against revenue in accordance with generally accepted accounting principles in the United States. Certain of our international subscriber fee rates have and will continue to decrease as we renew distribution agreements, which may provide for lower rates than under previous agreements. International fees per subscriber are also expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry from subscriber fees revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets.

     Advertising revenue increased to $18.2 million and $51.6 million for the three and nine months ended September 30, 2002, from $9.0 million and $25.4 million, which represents increases of $9.2 million, or 103%, and $26.2 million, or 103%, over the comparable periods in 2001. The increases in advertising revenue reflect the following during 2002: our growth in both domestic and international subscribers; higher ratings in the United States and in the United Kingdom; higher advertising rates; and expanded sales of advertising time primarily in the United States and the United Kingdom. Advertising revenue from our domestic channel were $11.6 million and $33.4 million for the three and nine months ended September 30, 2002, compared to $5.7 million and $17.3 million for the three and nine months ended September 30, 2001. Additionally, the number of advertisers on our domestic channel rose from approximately 128 in September 2001 to approximately 246 in the September 2002.

     We may experience a decline in advertising revenue from certain international markets as a result of the reorganization announced in October 2002. Under the reorganized structure regional staff will assume the responsibility for a number of functions including advertising sales. In Latin America, it is intended that these functions will be handled by the local distribution partner as part of its local operations management. Additionally, due to the renegotiation of one of our international advertising contracts, our advertising revenue in the international market will be substantially lower during the fourth quarter of 2002 than in each of the previous three quarters of 2002. We do not expect this renegotiation to detrimentally affect international advertising revenue in 2003.

     During fourth quarter 2001, Crown Media Holdings commenced earning revenue through a new business segment, film distribution, via its purchase of film assets from Hallmark Entertainment Distribution. Notwithstanding our use of these film assets on our channels, we are generating film licensing fee revenue as we establish ourselves in the program distribution market and expand our customer base. For the three and nine months ended September 30, 2002, we earned film licensing fee revenue of $5.0 million and $15.5 million. This level of licensing fees reflects a soft demand in the international market for our film products at prices maintained by us.

     Cost of services. Cost of services for the three months ended September 30, 2002, decreased to $50.4 million from $72.1 million, which represents a decrease of $21.7 million, or 30%, over the comparable period in 2001. Cost of services for the nine months ended September 30, 2002, increased to $150.5 million from $145.0 million, which represents an increase of $5.5 million, or 4%, over the comparable period in 2001. Cost of services as a percent of net revenue decreased to 126% and 127% for the three and nine months ended September 30, 2002, as compared to 274% and 191% for the three and nine months ended 2001. These decreases were primarily due to our 52% and 57% increases in net revenues mentioned above. Programming costs for the three and nine months ended September 30, 2002, decreased 56% and 28% due to expanded use of our film assets and the $28.2 million of expenses incurred in third quarter 2001 to write-off and exit certain programming contracts with EM.TV and The Jim Henson Company. For the three and nine months ended September 30, 2002, amortization of our film assets was $7.0 million and $19.8 million, which we did not incur during the same periods of 2001. We had some decline in affiliate programming amortization expense due to the completion of the purchase of the film assets on September 28, 2001, as we now own a portion of the material previously licensed. Generally, we amortize our film assets used internally over ten years (commencing September 28, 2001) and for external sales upon recognizing revenue. Expanded distribution in our domestic markets resulted in amortization of subscriber acquisition fees of $5.3 million and $14.8 million for the three and nine months ended September 30, 2002, as compared to $2.6 million for each of the same periods of 2001. Operating costs for the three and nine months ended September 30, 2002, which include playback, dubbing and subtitling, transponder and interstitial expenses, decreased 13% and 1% as a result of less interstitial product and less subtitling and dubbing in our international market resulting from decreased purchases of international programming. The decrease in operating costs was partially offset by an increase in bad debt expense in second quarter of 2002. Much of the increase in the bad debt expense concerns a disagreement about subscriber fees required to be paid by a U.S. pay television distributor, which is the subject of ongoing discussions. We added to the bad debt reserve a percentage of accrued subscriber fees owed by this distributor prior to March 31, 2002, and also determined to recognize only a certain percentage of such subscriber fees after March 31, 2002.

     In the fourth quarter of 2002, we plan to write-off and to have exit costs for certain programming contracts, totaling approximately $55.0 — $60.0 million, reflecting the refinement of the channel’s programming strategy, and to record a write-down of $15.0 million related to satellites and facilities exit costs as a result of the reorganization approved by our board of directors on October 7, 2002. Please see “Recent Developments” below. These write-offs and exit costs will be part of the cost of services in the fourth quarter of 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2002, decreased to $14.0 million and $43.0 million from $16.3 million and $50.3 million, which represent decreases of $2.3 million, or 14%, and $7.3 million, or 15%, over the comparable periods in 2001. These decreases resulted from a reduction in salary, benefit and travel expenses. Salary and benefit expenses declined as a result of the termination of certain high level positions during 2001 and unfilled positions in our international market. Our continuing use of teleconferencing, changes to our travel policy, and an overall decrease in international travel lowered travel expenses. Selling, general and administrative expenses as a percent of total revenue decreased to 35% and 36% for the three and nine months ended September 30, 2002, as compared to 62% and 66% for the three and nine months ended September 30, 2001. These decreases were due to the increases in net revenues of 52% and 57% noted above. In the fourth quarter of 2002, we plan to localize many oversight and non-technical support functions to regional staff and record severance costs of approximately $5.0 million that are part of the reorganization approved by our board of directors on October 7, 2002. Please see “Recent Developments” below. These severance costs will increase selling, general and administrative expenses in the fourth quarter of 2002.

     Marketing expenses. Marketing expenses for the three months ended September 30, 2002, decreased to $8.7 million from $10.8 million, which represents a decrease of $2.1 million, or 20%, over the comparable period in 2001. These expenses were lower for the three months ended September 30, 2002, due to promotion and advertising campaigns in 2001 supporting the August 5, 2001, re-branding of the Odyssey Network as the Hallmark Channel. Marketing expenses for the nine months ended September 30, 2002, increased to $29.0 million from $27.6 million, which represents an increase of $1.4 million, or 5%, over the comparable period in 2001. Marketing expenses were higher for the nine months ended September 30, 2002, due primarily to amplified efforts to promote the premieres of Adoption and Stranded on our domestic channel. Additionally, in June 2002, the relaunch of the Hallmark Channel in Australia was accompanied by marketing campaigns to drive consumer awareness and the introduction of our new brand package into that market. We anticipate a higher level of marketing expenses in 2002, in large part because of the Hallmark Keepsake Sweepstakes described above.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles for the three and nine months ended September 30, 2001, were $5.5 million and $14.5 million. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which was amortized over 20 years. In conjunction with the acquisition of EM.TV & Merchandising AG’s (“EM.TV”) 50% interest in H&H Programming — Asia and the remaining 22.5% common interests in Crown Media United States on March 15, 2001, we recorded goodwill and other intangibles in the amount of $93.9 million, which were amortized over 10 years. The amortization of goodwill arising from past acquisitions ceased as of January 1, 2002, in accordance with revised accounting standards issued by the Financial Accounting Standards Board in June 2001. As a result of this cessation, we did not record $5.5 million and $16.5 million of amortization expense for the three and nine months ended September 30, 2002. However, goodwill and other intangible assets are subject to periodic (at least annual) tests for impairment.

     Loss from operations. Loss from operations for the three and nine months ended September 30, 2002, decreased to $35.5 million and $110.8 million from $80.2 million and $168.6 million, which represent decreases of $44.7 million, or 56%, and $57.8 million, or 34%, over the comparable periods in 2001. These decreases were primarily due to our 52% and 57% increases in net revenues discussed above and the cessation of amortization of goodwill on January 1, 2002, and were partially offset by our expansion into existing markets and into a new business segment.

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

     Accretion of guaranteed preferred beneficial interest. Accretion of guaranteed preferred beneficial interest for the three and nine months ended September 30, 2002, was $3.0 million and $14.8 million. This expense relates to future payments on our debentures issued on December 17, 2001, in connection with the preferred securities of Crown Media Trust. We recorded gains of $6.3 million and $6.9 million on marking our derivative liabilities to fair value for the three and nine months ended September 30, 2002, as a component of the accretion of guaranteed preferred beneficial interest. We are aware of recent regulatory and accounting discussions which may cause us to reclassify our guaranteed preferred beneficial interest in Crown Media Trust’s debentures as convertible debt if those discussions result in new accounting rules. Changing the classification of our preferred securities from guaranteed preferred beneficial interest to convertible debt would also change the Company’s treatment of its debt issuance costs and would have had the effect of increasing our net loss by an estimated $284,000 and $852,000 for the three and nine months ended September 30, 2002, due to the timing of recognition of costs related to the offering. We anticipate that this expense will further increase in the fourth quarter and for each subsequent quarter until the Company’s redemption of the trust preferred securities in December 2007. This is due to management’s determination that the Company will not make an early redemption of its trust preferred securities prior to their maturity in December 2007 and the consequent impact on the cumulative interest rate increasing from 14% to 18%.

     Interest income (expense), net. Net interest expense for the three and nine months ended September 30, 2002, increased to $4.5 million and $15.9 million from $2.3 million and $4.7 million, which represent increases of $2.2 million and $11.2 million, over the comparable periods in 2001. These increases were primarily due to the interest on our increased borrowings under our credit facility and interest on our convertible debt. We anticipate that this expense will further increase in the fourth quarter and for each subsequent quarter until the Company’s redemption of the trust preferred securities in December 2007. This is due to management’s determination that the Company will not make an early redemption of its trust preferred securities prior to their maturity in December 2007 and the consequent impact on the cumulative interest rate increasing from 14% to 18%.

     Income tax provision. Income tax provision for the three and nine months ended September 30, 2002, increased to $470,000 and $1.7 million from $397,000 and $1.4 million, which represent increases of $73,000, or 18%, and $259,000, or 18%, over the comparable periods in 2001. These increases were due to the tax on the foreign-based income resulting from increased international subscriber fees and advertising revenue as discussed above. The Argentine and Brazilian governments have implemented laws taxing advertising sales.

     Net loss. Net loss for the three and nine months ended September 30, 2002, decreased to $43.5 million and $143.6 million from $83.0 million and $175.3 million, which represent decreases of $39.5 million, or 48%, and $31.7 million, or 18%, over the comparable periods in 2001. The decreases in net loss for the three and nine months ended September 30, 2002, were attributable to a combination of the factors discussed above.

Liquidity and Capital Resources

     Cash used in operating activities was $119.1 million and $129.9 million for the nine months ended September 30, 2002 and 2001, respectively. Cash was used primarily to fund operating expenditures related to net losses of $143.6 million and $175.3 million for the nine months ended September 30, 2002, and 2001, respectively. This decrease was primarily due to a lower net loss but was partially offset by our acquisition and continued amortization of popular programming from third-party suppliers to meet our strategy and the demands of our customers and higher subscriber acquisition fee payments as a result of our expanded distribution in domestic markets.

     Cash used in investing activities was $1.4 million and $11.5 million for the nine months ended September 30, 2002 and 2001, respectively. This decrease was primarily due to our decrease in investments in capital expenditures in 2002. During the first quarter 2001, we completed and launched our Network Operations Center.

     Cash provided by financing activities was $109.7 million and $117.6 million for the nine months ended September 30, 2002 and 2001, respectively. This decrease was primarily due to the increased borrowings during the third quarter 2001 to fund the film assets transaction.

     The following table aggregates all of our contractual commitments as of September 30, 2002.

	Scheduled Payments by Period

			Less			After
			Than	2-3	4-5	5
Contractual Obligations	Total		1 Year	Years	Years	Years

Long-Term Debt	$317.3	(d)	$0.3	$46.5	$270.5	$—
Capital Lease Obligations	11.1		1.4	3.2	3.8	2.7
Operating Leases	111.7		16.5	30.1	22.4	42.7
Other Long-Term Obligations Program license fees payable to non- affiliates and NICC	102.1		55.1	47.0	—	—
Program license fees payable to Hallmark Entertainment Distribution	79.3	(a)	19.1	60.2	—	—
Program license fees payable for future windows	139.9		48.5	52.1	34.1	5.2
Subscriber acquisition fees (b)	12.6		9.6	3.0	—	—
Payable to Hallmark Entertainment Holdings	52.1	(c)	—	—	52.1	—
Payable to Hallmark Entertainment	47.9	(c)	—	—	47.9	—
Guaranteed preferred beneficial interests in Crown Media Trust’s debentures	214.5	(d)	—	214.5	—	—
Preferred Minority Interest	25.0		—	—	25.0	—

Total Contractual Cash Obligations	$1,113.5		$150.5	$456.6	$455.8	$50.6

(a)	Can only be paid with certain prescribed sources of funds as defined in the private placement agreement, assuming such funds are available.

(b)	We executed in early November 2002 an amendment to a distribution agreement with one of our domestic distributors. It will, and any other amendments to current domestic distribution agreements may, significantly increase subscriber acquisition fees.

(c)	Can only be paid subsequent to repayment of credit facility per agreement.

(d)	Since their issuance through September 30, 2002, the Company had expected to redeem the debentures on December 15, 2004. Subsequent to September 30, 2002, the Company revised its expectations to redeem the preferred securities at the maturity in 2007.

     In connection with our growth strategy, we expect that we will continue to make significant investments in programming and distribution. Programming expenditures for the last three months of 2002 are expected to be in the range of $12.0 million to $17.0 million, and cash payments of subscriber acquisition fees are expected in the fourth quarter of 2002 to be $10.0 million to $12.0 million. Our principal uses of funds during the next twelve months are expected to be the payment of operating expenses (including but not limited to licensing programming from third parties and subscriber acquisition fees) and debt service payments. Our principal sources of funds are currently cash inflows from operations, cash on hand and available borrowings under our bank credit facility and the HC Crown Corporation line of credit.

     At September 30, 2002, we had an available cash balance of $3.3 million, $49.5 million undrawn balance under our credit facility, and $75.0 million available under the HC Crown line of credit. We expect cash used for some expenses to decrease over the next 12 months, including programming costs and administrative expenses. A large component of the decreased expenses will result from the reorganization announced in October 2002, which we expect to reduce operating costs by $25.0 million annually. In addition, certain expenses, such as new programming, are discretionary. On the other hand, we expect other expenses to increase over the next 12 months, including cash payments for distribution. Advertising revenue is expected to continue to increase overall, and we expect subscriber fee revenue to decrease in the next 12 months. Taking into account these factors, we believe that cash inflows from operations, cash on hand, the available amount under our credit facility and the HC Crown line of credit will be sufficient for our liquidity needs through at least September 30, 2003.

     In order to provide flexibility, the Company is considering ways to raise additional cash. Additional cash would also decrease the likelihood of further cost cutting and delays in investments in programming and distribution. There can be no assurance that additional funds will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders and preferred securities holders.

Cash Flow Risks

     Our dependence on operating cash flow, in addition to other cash resources, means that risks involved in our businesses can significantly affect our liquidity. Any unexpected decrease in subscriber revenues (whether as a result of the termination of distributor relationships or changes in the terms of carriage with a distributor), less than projected growth of advertising revenues or unanticipated expenses could result in the need to raise additional cash externally. Other risks described below could also affect our operating cash flow. We have no arrangements for any additional external financings of debt or equity, and we are not certain whether any such financing would be available on acceptable terms or whether it would be permitted under our credit facility and preferred securities.

Bank Credit Facility; Private Placement and HC Crown Line of Credit

     Our credit facility, our private placement units comprised of Crown Media Trust’s preferred securities and Crown Media Holdings’ contingent appreciation certificates and the HC Crown line of credit are described in Item 7 Management’s Discussion and Analysis of Historical Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2001, and in Note 6 to the Unaudited Consolidated Financial Statements in this Report. We are subject to a number of affirmative and negative covenants.

Recent Developments

     On October 7, 2002, the Company announced its intention to reorganize its operations in order to concentrate its efforts on the Hallmark Channel in the U.S. and in its most successful international markets. The Company intends to achieve this by decentralizing many oversight and non-technical support functions formally located in the Company’s U.S. based offices and transferring these responsibilities to regional staff. In Latin America the Company is currently negotiating with a local distribution partner who it is intended, under Crown Media International’s direction, would assist in the operation of the Hallmark Channel in this region. We expect to complete all decentralization by the first quarter of 2003. Once completed, we expect that our workforce will be reduced by approximately 30% or 130 positions.

     Reflecting the reorganization, we plan to record a charge of approximately $20.0 million during the fourth quarter of 2002. This charge will be comprised of a cash charge of approximately $5.0 million for severance costs and a non-cash charge of approximately $15.0 million related to satellites and facilities exit costs. As a result, the Company expects to reduce operating costs, compared to 2002, by a total of $25.0 million, comprised primarily of decreases in amortization and expenditures for overhead, satellite leasing, marketing and programming.

     In addition, Crown Media Holdings plans to record a non-cash charge in the fourth quarter of $55.0 - $60.0 million related to certain programming reflecting the refinement of the Crown Media Holdings’ programming strategy.

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

     Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of September 30, 2002, we had an accumulated deficit of approximately $623.9 million, net goodwill and other intangibles of approximately $314.0 million, and film assets of $792.4 million.

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

     We have a substantial amount of indebtedness. As of September 30, 2002, our total debt was $329.0 million and we had $3.3 million of cash and cash equivalents. In addition, subject to the restrictions under our various debt agreements, we may borrow additional amounts under our existing credit facility to cover the negative cash flow resulting from our current operations, and incur additional indebtedness from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes. Currently, our principal sources of funds during the remainder of 2002 and 2003 are cash generated from operating activities, borrowings under our senior credit facility and borrowings under the HC Crown line of credit.

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

     High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of interest income and includes amortization of debt issuance costs and interest expense on borrowings under our demand notes, credit facility and private placement, increased $7.1 million to $9.4 million for the three months ended September 30, 2002, from $2.3 for the three months ended September 30, 2001. Interest expense increased $27.9 million to $32.6 million for the nine months ended September 30, 2002, from $4.7 for the nine months ended September 30, 2001. The increase in interest expense in the past twelve months resulted from an increase in the average borrowings outstanding, due to cash generated from operations being insufficient to cover operating expenses and capital expenditures. Consequently, we were required to make borrowings under our demand notes and credit facility during 2001 and 2002 and to enter into the private placement in December 2001. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes. The interest expense for financial reporting purposes will increase significantly in the fourth quarter of 2002 as a result of a change in the expectation of management in regard to the anticipated retirement or redemption of the preferred securities issued in the private placement. In addition, we may need to incur additional indebtedness in the future. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

Our liquidity is dependent on external funds.

     We believe that our current bank credit facility and line of credit with HC Crown, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through at least September 30, 2003. However, because we currently operate at a loss and have a negative cash flow, any unanticipated significant expense or any development that hampers our growth in revenues or decreases any of our revenues, would result in the need for additional external funds in order to continue operations. We have no arrangements for any external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders and preferred securities holders.

Modification of any existing agreements with United States distributors could decrease our subscriber fees revenue but, if our distribution is increased, it could also result in higher advertising revenues.

     Several of the Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August 2001, Crown Media United States entered into a new distribution agreement with DirecTV, Inc. under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE Package and our subscribers increased significantly. Several other distributors, whose agreements contain “most favored nations” provisions, have indicated an interest in some or all of the DirecTV terms, and Crown Media United States is currently in discussions with these distributors. Any modification of these existing agreements to adopt the DirecTV terms, or any other new terms could result in the payment of cash or the issuance of stock by Crown Media Holdings and will negatively affect subscriber revenues. For information concerning an amendment to an existing distribution agreement with a large domestic distributor, please see “Revenues” under this Item 2.

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

     If we fail to increase our advertising revenue, we may be unable to achieve or sustain profitability, or expand our business. We expect that over time the portion of our revenues derived from the sale of advertising time on our channels will increase. We have a limited history of marketing and selling advertising time, particularly internationally. We may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience for our U.S. channel, and our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our channels, our number of subscribers, and the viewership ratings for our programming. In addition, if we fail to improve our ratings, we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots which detract from our available advertising inventory for future sales.

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

     We license the name “Hallmark” from Hallmark Cards and Hallmark Licensing, Inc., for various uses, including in the name of our international and domestic channels. The two-year license agreement for our international channel, dated as of December 1, 2000, permits the use of the Hallmark trademarks outside the United States and Canada so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of our voting interest and at least 35% of our equity interest and designate a majority of our board of directors, and so long as there is no event of default under the agreement. We are currently negotiating and expect to renew these agreements. The license agreement for our domestic channel, dated as of March 27, 2001, permits the use of the Hallmark trademarks in the United States through August 30, 2003, under terms substantially similar to the terms applicable to the license of our international channel. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including our failure to meet minimum programming thresholds dependent on programming provided by affiliates of Hallmark Cards or to comply with Hallmark Cards’ programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and revenues.

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

     We commenced operations at the Network Operations Center in February 2001. We are currently using the Network Operations Center for the origination and playback of signals for the Hallmark Channel internationally in Europe, the Middle East and for the short-term Latin America. Like other single-point facilities, the Network Operations Center is subject to interruption from fire, tornadoes, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the Network Operations Center’s services. We currently do not have and are not planning a duplicate operations facility. Any significant interruption at the Network Operations Center affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

Planned cost savings in Latin America are based on the use of a local distribution partner.

     During 2002 and 2003, we plan to move the majority of our operations concerning the distribution of the Hallmark Channel in Mexico, Central and South America to a local distribution partner in the region. One purpose of the proposed action is to reduce substantially our expenses for operations in this region, and accordingly the reduction of these expenses is dependent upon the completion of negotiations to engage the local distribution partner. These negotiations are underway at the date of this Report.

If our proposed local distribution partner for the Latin American region fails to perform, our operations could be disrupted and our business harmed.

     If our local partner is unable to adequately perform the functions of selling our Channel to local operators, to gain sufficient advertising sales and to appropriately market the Channel, we may not improve our performance in the region and our business in the region could be detrimentally affected. In addition, we anticipate that the local distribution partner will perform locally the origination and playback services currently performed under our control in the Network Operations Center. Any significant interruption at their playback center, which affects the distribution signal of our Channel could have an adverse effect on the results of our business in the region.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002, the decline of the fair value of the fixed income portfolio would not be material.

     As of September 30, 2002, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $3.6 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

     The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At September 30, 2002, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three and nine months ended September 30, 2002, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

     We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against risks associated with any of our investing or financing activities.

     As of September 30, 2002, we estimated the fair value of our bank credit facility, excluding accrued interest, to be approximately $270.5 million using quoted market prices where available, or discounted cash flow analyses. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% increase or decrease in assumed interest rates would decrease or increase the fair value of our debt by approximately $1.3 million. These calculations include the assumption that the balance of our outstanding debt as of September 30, 2002, would not change during the year and that a yearly interest rate was used. To the extent interest rates increase, our costs of financing will also increase because of variable rates applicable to our outstanding debt.

     As of September 30, 2002, we estimated the value of our preferred securities to be approximately $261.0 million and the value of our derivative liability to be $802,000 using quoted market prices where available, or discounted cash flow analyses. The value of our derivative liability is affected by fluctuations in our stock price and interest rates. A hypothetical 10% increase in our stock price would increase the value of our derivative liability by approximately $247,000. A hypothetical 10% decrease in our stock price would decrease the value of our derivative liability by approximately $212,000. A hypothetical 10% increase in the interest rate would increase the value of our derivative liability by approximately $27,000. A hypothetical 10% decrease in the interest rate would decrease the value of our derivative liability by approximately $7,000. These calculations include the assumption that the balance of our derivative liability as of September 30, 2002, would not change during the year and that a yearly interest rate was used.

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

     Our material interest bearing assets consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing assets was $3.6 million, or less than 1% of total assets, as of September 30, 2002. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, our bank credit facility, and our private placement. The balance of those liabilities was $329.0 million, or 50% of total liabilities, as of September 30, 2002. The balance of our guaranteed preferred beneficial interest in Crown Media Trust’s debentures was $214.5 million. Net interest expense for the three and nine months ended September 30, 2002, was $4.5 million, or 11%, of our total revenues and $15.9 million, or 13%, of our total revenues, respectively. Our guaranteed preferred beneficial accretion expense for the three and nine months ended September 30, 2002, was $3.0 million, or 7%, of our total revenues and $14.8 million, or 12%, of our total revenues, respectively. Our net interest expense and preferred beneficial interest expense is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and the volatility of our Class A common stock to the extent this volatility impacts the value of the derivative liability in our preferred securities. In this regard, changes in U.S. interest rates affect the interest bearing assets and our borrowings as do changes in the price of our Class A common stock.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

     The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of filing this Report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

Changes in internal controls.

     There were no significant changes in our internal controls and no other factors that could significantly affect these controls subsequent to management's evaluation of the Company's disclosure controls and procedures. The Company did not need to implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference)

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference)

10.1	Amendments, made as of May 15, 2002, to those certain Amended and Restated Program License Agreements dated as of January 1, 2001 between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC and Crown Media International, LLC.

99	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

By:	/s/ DAVID J. EVANS David J. Evans President and Chief Executive Officer

November 14, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. EVANS David J. Evans	Director and Principal Executive Officer	November 14, 2002

/s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial and Accounting Officer	November 14, 2002

CERTIFICATION

I, David J. Evans, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crown Media Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/	DAVID J. EVANS

David J. Evans President and Chief Executive Officer

CERTIFICATION

I, William J. Aliber, certify that:

5.	I have reviewed this quarterly report on Form 10-Q of Crown Media Holdings, Inc.;

6.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

8.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/	WILLIAM J. ALIBER

William J. Aliber Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference)

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference)

10.1	Amendments, made as of May 15, 2002, to those certain Amended and Restated Program License Agreements dated as of January 1, 2001 between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC and Crown Media International, LLC.

99	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.