Form 10-K
period 2002-12-31
CROWN MEDIA HOLDINGS INC
filed 2003-03-28
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Class A Common Stock, $0.01 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter was $581,262,414.

      As of March 3, 2003, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,794,606, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed, are incorporated by reference in Part III of this report.

PART I
Item 1. Description of Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Our Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Consolidated Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
INDEX TO EXHIBITS
SIGNATURES
CERTIFICATION
INDEX TO EXHIBITS
EX-10.3 Agreement to Stockholders Agreement
EX-10.4 Acknowledgement to Stockholders Agreement
EX-10.5 Acknowledgement to Stockholders Agreement
EX-10.6 Consent/Waiver to Stockholders Agreement
EX-10.7 Consent/Waiver to Stockholders Agreement
EX-10.8 Consent/Waiver to Stockholders Agreement
EX-10.9 Agreement to Stockholders Agreement
EX-10.15 Amendment to Credit Security Agreement
EX-10.28 Trademark License Extention Agreement
EX-10.30 Trademark License Extension Agreement
EX-10.32 Trademark License Extension Agreement
EX-10.38 Intercompany Services Agreement
EX-10.44 Extension Agreement
EX-10.45 Federal Income Tax Sharing Agreement
EX-10.63 Severance Agreement
EX-21.1 List of Subsidiaries
EX-23.1 Consent of KPMG LLP
EX-99.1 Certification of 10-K Report

      The discussion set forth in this Annual Report on Form 10-K contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings, Inc.’s (“Crown Media Holdings” or the “Company”) management, as of the date of this Annual Report on Form 10-K including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed in this Form 10-K under the heading “Forward-Looking Statements and Risk Factors.” Crown Media Holdings will not update any forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments.

      In this Annual Report on Form 10-K the terms “Crown Media Holdings,” “we,” “us” and “our” refer to Crown Media Holdings, and, unless the context requires otherwise, Crown Media International, LLC (“Crown Media International”), Crown Media United States, LLC (“Crown Media United States”), Crown Media Distribution, LLC (“Crown Media Distribution”), Crown Entertainment Limited (“Crown Entertainment”), Crown Media Trust (“Crown Media Trust”), and H&H Programming — Asia, L.L.C. (“H&H Programming — Asia”), subsidiaries of Crown Media Holdings that operate our businesses. The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

      The names Hallmark, Hallmark Entertainment, TOTAL CHOICE and other product or service names are trademarks or registered trademarks of their owners.

PART I

Item 1.	Description of Business

Company Overview

      We own and operate pay television channels, known around the world as the Hallmark Channel, dedicated to high-quality, entertainment programming for adults and families. The importance and appeal of this format has been confirmed by the results of a quantitative research conducted for our U.S. channel.

      As a network, we offer compelling stories with talented actors, masterfully written, directed and produced. In addition, we purchased more than 700 titles from the Hallmark Entertainment Distribution, LLC (“Hallmark Entertainment Distribution”) library in September 2001. We believe that with the programming we own (the “Crown Media Library,” the “Library” or the “film assets”), together with the programming we license from Hallmark Entertainment Distribution and third parties, we have established the Hallmark Channel internationally and in the United States as destinations for viewers seeking high-quality, entertainment for adults and families, and as attractive outlets for advertisers seeking to target these viewers. We have distribution agreements with leading pay television distributors in each of our markets. The following table shows for our channels: our programming sources, selected pay television distributors and the total number of our subscribers as of December 31, 2002.

Hallmark Channel

	International	U.S.

Programming Sources	• Crown Media Library • Hallmark Entertainment Distribution • Third-party sources	• Crown Media Library • Hallmark Entertainment Distribution • Third-party sources
Selected Pay Television Distributors	• BskyB • Measat • Pramer • Sky Network • Telepiu • Via Digital • Videoland	• Adelphia • Cablevision • Charter • Comcast (merged with AT&T) • Cox • DirecTV • EchoStar • Time Warner
Total Subscribers	49.5 million	48.8 million

     As of February 28, 2003, our total number of subscribers had increased to approximately 103.6 million. For a more detailed description of our channels, see “— Channels — The Hallmark Channel — International” and “— Channels — The Hallmark Channel — United States.”

      Our domestic and international channels have benefited from the volume and availability of programming in our Library. Our channels also enjoy the benefits of long-term program agreements with Hallmark Entertainment Distribution, which generally provide exclusive pay television access to the Hallmark Entertainment Distribution library titles we did not purchase and to new production and first-run presentations controlled by Hallmark Entertainment Distribution. Our library and the programming that we have access to through our program license agreements with Hallmark Entertainment Distribution consist of some of the most highly rated made-for-television movies, based on A.C. Nielson ratings. These programs have also won numerous Emmy Awards, Golden Globe Awards and Peabody Awards. Programming from third parties has also become an important part of our channels as we continually develop and refine our programming strategy.

      We have distribution agreements with leading pay television distributors in each of our markets. Internationally, these include British Sky Broadcasting (“BskyB”), Measat, Pramer, Sky Network, Telepiu, Via Digital and Videoland. We currently distribute our domestic channel through approximately 3,500 cable systems and communities and satellite providers. By the end of 2002, we had agreements with Adelphia, Cablevision, Charter, Cox, DirecTV, EchoStar, Mediacom, NCTC, and Time Warner for the distribution of our channel. Because of the acquisition of AT&T by Comcast during 2002, our contract with AT&T is now being administered by Comcast. We continue to provide programming to former AT&T subscribers now with Comcast. In the United States, Adelphia, Cablevision, Charter, Comcast, Cox, DirecTV, EchoStar and Time Warner account for approximately 88% of all pay cable and television subscribers as of December 31, 2002. BskyB accounted for 17% of our consolidated revenue for the year ended December 31, 2002. BskyB accounted for 36% of our international revenue for the year ended December 31, 2002. No individual pay television distributor or advertiser accounted for 10% of our domestic revenue for the year ended December 31, 2002. No individual pay television distributor accounted for 10% of our consolidated subscribers for the year ended December 31, 2002.

      Through Crown Media Distribution, we exploit the Library to the extent not used by us. We license the use of Library films and programming to third parties around the world including terrestrial broadcasters in return for license fees.

      We license the trademark “Hallmark” for use on our channels pursuant to certain trademark license agreements with Hallmark Cards, Incorporated (“Hallmark Cards”). We believe that the use of this trademark is extremely important, particularly for our domestic channel, due to the substantial name recognition and favorable characteristics associated with the name in the United States. For further information concerning these trademark license agreements, see Part III — Item 13. Certain Relationships and Related Transactions — Hallmark Trademark License Agreements.

      Information concerning revenue, operating losses and identifiable assets attributable to each of our domestic and international pay television programming services and our distribution of films may be found in Note 15 of Notes to Consolidated Financial Statements in this Report.

Development of Business

      Crown Media Holdings, Inc., which was incorporated in the state of Delaware in December 1999, through its subsidiaries, owns and operates pay television channels dedicated to high quality, entertainment programming for adults and families, in the United States and in various countries throughout the world. The international operations of the Hallmark Channel now extend to approximately 122 countries and are operated by Crown Media International and, in the United Kingdom, by Crown Entertainment. Crown Media International commenced its operations outside the United States in 1995. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States. Crown Media International acquired an interest in Crown Media United States in 1998, and as a result of several transactions, Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Significant

investors in Crown Media Holdings include Hallmark Entertainment Investment Co. (“Hallmark Entertainment Investments”), a subsidiary of Hallmark Cards, Liberty Media Corporation (“Liberty Media”), the National Interfaith Cable Coalition, Inc. (“NICC”), J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”), and DirecTV Enterprises, Inc. (“DirecTV”).

      Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information regarding a reorganization in 2002, a write-down of certain programming and a tax sharing agreement with Hallmark Cards.

Industry Overview

      The pay television industry is comprised primarily of program suppliers, pay television channel providers and pay television distributors. Program suppliers, from whom we acquire or license a portion of our programming, include many of the major production studios and other independent production companies and independent owners of programming. These program suppliers create, develop and finance the production of, or control rights to, movies, television miniseries, series and other programming. Due to our acquisition of the Crown Media Library, we are a program supplier. Program suppliers generate revenue by licensing their programming to broadcasters and video distributors (pay television channel providers) around the world. These licenses are typically specific by territory and are limited to a certain number of showings within specified periods of time.

      We are also a pay television channel provider. Pay television channel providers include all channel providers (except over-the-air broadcasters) and major U.S. and international networks. Pay television channel providers often produce programming and acquire or license programming from program suppliers and generally package the programming according to an overriding theme and brand strategy. Pay television restricts viewership through security encryption devices that limit viewership to paying subscribers. Pay television channel providers compete with each other for distribution and to attract viewers and advertisers. Pay television providers generally target audiences with a certain demographic composition, so that they can then sell advertising to advertisers seeking to reach the providers’ demographic audiences.

      Pay television distributors own and operate the platforms used to deliver channels to subscribers. These distributors use several different technologies to reach their subscribers as described below. Distributors attempt to create a mix of channels that will be attractive to their subscriber population in an attempt to gain new subscribers and to reduce subscriber turnover. Distributors have different levels of service for subscribers, with each service level containing some different channels. More recently, distributors, particularly in the U.S., have begun to offer additional broadband services such as Internet access, telephony and video-on-demand over their systems.

      As a result of the recently increased competition for limited analog channel space in the United States and increased use of the digital cable capacity for new broadband services, pay television channel providers are often required to pay subscriber acquisition fees to pay television distributors for carriage on their systems. These subscriber acquisition fees are paid to television distributors on a per subscriber basis and generally in advance of any receipt of subscriber fee revenue from such pay television distributors.

Distribution Platforms

      Four major distribution platforms are currently used to transmit programming. First, cable television systems use coaxial or fiber optic cable to transmit multiple channels between a central facility, known as a headend, and the individual subscriber’s television set. Second, analog and digital satellite broadcast systems (such as direct-to-home or “DTH”) use satellite transponders to broadcast television programming to individual dwellings with satellite reception equipment, including a dish and a decoder. Third, digital terrestrial television broadcasters (“DTT”) typically broadcast locally or through regional or national ground-based transmission networks. In general, such broadcasters use landline, microwave or satellite transmission systems to distribute programming to terrestrial transmission facilities for broadcast directly to viewers’ homes. Finally, channels can also be distributed through satellite master antenna television (“SMATV”). SMATV is used primarily for buildings, such as apartments and hotels that receive programming from satellites by means of a single antenna that is connected to the buildings’ headend. The television signals are then distributed to individual units in the building by cable.

Sources of Revenue

Subscriber Fees

      Pay television customers subscribe to basic services by paying monthly fees for basic channels to pay television distributors. The customers can also subscribe to additional packages of premium or pay-per-view services upon payment of additional fees. Primarily in international markets, pay television distributors generally pay a fee per subscriber for all or some subscribers to channel providers. We are a channel provider. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Advertising Revenue

      The advertising market differs greatly around the world. In the United States, the most developed television market, it was estimated by Advertising Age that, as of December 31, 2002, 22% of all advertising expenditures were spent on broadcast television and 17% of all advertising expenditures were spent on cable television. In other parts of the world, the amount spent by advertisers on television varies according to the development of each country’s television market. In general, advertising expenditures are less in other countries than in the United States, both in terms of percentage of advertising expenditures as well as absolute dollars. Program ratings systems in many non-United States markets are growing rapidly, and as a result, advertisers are relying less on subscriber counts and more on empirical measurements when buying advertising time.

      Television advertising is sold in a variety of formats. Many pay television channels rely largely upon the spot advertisement format. Spot advertisements are normally 30 seconds long and air during or between programs. They are often sold in packages of a certain number of spots or to deliver a certain number of viewers. An alternative to spot advertising is sponsorship, by which a company sponsors a program or selection of programs on a channel by applying their branding around the programming.

      The ability of a television channel to generate advertising revenue largely depends on estimated or actual viewing levels, primarily based on ratings, and on advertising rates. Typically, in the United States and some other markets, independent ratings systems on which advertising sales can be based are well established and widely accepted within the industry. In addition, pay television channel providers and distributors may also provide estimated or actual subscriber information. Our U.S. channel sells the majority of its advertising in the “up-front” season, generally in August, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for audience deficiency units, “ADUs,” and sell the remainder in the spot market. ADUs are units of inventory that are made available to advertisers as compensation for inventory the advertiser purchased that ran in programs that under-delivered on the guaranteed ratings.

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

      Since February 2002, paid commercial programming, “infomercials,” has been carried on a limited basis in several international regional feeds of the Hallmark Channel.

Ratings

      For the year, the domestic Hallmark Channel was rated the fastest growing cable network in terms of annual audience percentage growth in ratings for 2002 compared to 2001 according to Nielsen Media Research, with a 50% increase in ratings for total day and nearly a two-fold increase in household impressions.

The Channel experienced increases of more than 50% over 2001 in all of its key demographics for adults and women for total day.

      Internationally, during 2002 the international Hallmark Channel ranked in the top ten cable and satellite channels in the U.K. according to the Broadcaster Audience Research Board. In the U.K., the Channel enjoyed a strong and sustained increase in ratings over the past two years, and the most recent research shows that the Channel has by far the highest loyalty index of any entertainment channel. Additionally, significant ratings growth has been achieved in the Scandinavian market with the quadrupling of audience share in Denmark over the last two years according to Gallup. The Channel in Poland, our most important Central and East European territory, experienced a 185% increase in viewing levels during the same period according to AGB Polska. Australia continues to be an important market for us, with a loyal audience that improved throughout 2002 resulting in the channel delivering its highest ratings to date in January 2003.

Licensing Revenue

      Program suppliers sell or license programming to broadcasters and video distributors (pay television channel providers) who pay a license fee for the right to exploit (air) the programming over a certain period in their program package. As a program supplier, we recognize revenue from television and distribution licensing agreements when the film is available for exhibition by the licensee, the license fee is known, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Payments received from licensees prior to the availability of a film are recorded by us as deferred revenue. Long-term receivables arising from licensing agreements are recorded at their net present value.

Channels

The Hallmark Channel — International

Overview

      The international channel commenced 2002 with 44.4 million subscribers and ended the year with 49.5 million subscribers, an increase of 11%. We currently distribute the international channel to 16 geographic markets covering approximately 122 countries, dubbed or subtitled into 26 languages compared to 22 geographic markets covering 110 countries as of December 31, 2001. Our markets include Asia Pacific, with approximately 19.0 million subscribers, Europe, Middle East and Africa, with more than 12.3 million subscribers, Latin America, with more than 11.1 million subscribers, and the United Kingdom, with more than 7.1 million subscribers.

Programming

      The international channel offers a range of award-winning programming including made-for-television movies, miniseries, epics, historical dramas and series. We seek programming that is consistent with our programming theme: “great stories that stay with you.” The high quality, entertainment programming for adults and families that we offer is based on universal themes, includes world-renowned actors and actresses, such as Katherine Hepburn, Paul Newman, Gregory Peck, Glenn Close, Sidney Poitier, Whoopi Goldberg, Anjelica Huston, and James Earl Jones and is often filmed in international locations.

      Significant sources for our programming are the Crown Media Library and programming produced since January 1, 2001, by Hallmark Entertainment, Inc. (“Hallmark Entertainment”), which is available to us through our program agreements. Prior to the purchase of the Crown Media Library, we licensed substantially all of the titles in that library from Hallmark Entertainment Distribution. We enjoy access to new Hallmark Entertainment programming through an amended five-year program license agreement with Hallmark Entertainment Distribution. For more information regarding the program license agreements with Hallmark Entertainment Distribution, please see Part III below. Hallmark Entertainment currently provides family programming for audiences worldwide, generally delivering more than 40 projects each year. For the year ended December 31, 2002, approximately 54% of our international programming was from the Crown Media Library or licensed from Hallmark Entertainment Distribution. We licensed for that same time period the remaining portion of the international channel’s programming line-up from third parties. This third party programming is consistent with the themes and quality of the material we own or license from Hallmark Entertainment Distribution. We license programming from third party suppliers such as Carlton International Media Limited, CBS Broadcast International, Beyond Distribution Pty Ltd., Southern Star Sales Limited, Hearst Entertainment, Inc., Paramount Pictures (Australia) Pty Ltd., Columbia Tri-Star International and Buena Vista (Disney).

      During 2002, we aired third-party series such as Star Trek, Judging Amy, Law and Order, The Guardian, Party of Five, and Touched by an Angel. We also aired third-party movies and mini-series including Pretty Woman, Princess Bride, Mission Impossible I, Color of Money, Judy Garland: Me and My Shadows, and Blonde: The Marilyn Monroe Story.

Distribution

      In the countries where we offer the international channel, we distribute the channel through a variety of distribution platforms, including cable, DTH, DTT and SMATV. We distribute the channel through distribution agreements with local pay television operators such as BskyB, Measat, Pramer, Sky Network, Telepiu, Via Digital and Videoland. Our distribution agreements with such operators generally last two to five years. We have the capability to create and deliver our channel to new platforms in a short period of time through our broadcast infrastructure based in Greenwood Village, Colorado. We have entered into a strategic relationship with Pramer, S.C.A. (“Pramer”), which perform all day-to-day operations including program acquisitions, scheduling, marketing, advertising and affiliate sales, playback and uplink for our operations in Mexico, Central and South America.

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

      The following chart shows the approximate number of television households and pay television households, as estimated by Kagan World Media at December 31, 2002 (except where noted), and the number of our international channel subscribers at year-end 2001 and 2002.

				Hallmark Channel — Int’l		Hallmark
				Subscribers(1)		Channel — Int’l
	Total TV	Pay TV				December 31, 2002
	House-	House-	% Pay TV	December 31,	December 31,	% of Pay TV
Markets	Holds	Holds	Penetration	2001	2002	Households

	(000’s)			(000’s)
Asia Pacific:
Australia	7,050	1,750	24.8%	542	588	33.6%
China	313,014	237,891	76.0	106	—	0.0%
India(2)	96,359	39,238	40.7	8,757	8,803	22.4%
Indonesia	30,500	1,925	6.3	80	98	5.1%
Japan	47,850	27,410	57.3	130	—	0.0%
Korea(3)	13,354	3,300	24.7	2,613	3,213	97.4%
Malaysia	3,600	792	22.0	454	700	88.4%
New Zealand	1,280	766	59.8	283	352	46.0%
Philippines	10,238	1,820	17.8	750	654	35.9%
Singapore	1,000	327	32.7	190	259	79.2%
Taiwan	6,515	5,258	80.7	3,950	3,950	75.1%
Thailand	15,568	720	4.6	340	358	49.7%

Subtotal	546,328	321,197	58.8	18,195	18,975	5.9%
Europe, Middle East and Africa:
Africa(3)	6,359	1,501	23.6	699	788	52.5%
Belgium/ Holland	10,755	10,459	97.2	136	218	2.1%
Bulgaria/ Croatia/ Slovenia/Yugoslavia	2,964	1,089	36.7	254	450	41.3%
Czech Republic	4,082	2,049	50.2	408	417	20.4%
Denmark	2,458	1,891	76.9	324	938	49.6%
Finland/ Iceland	2,091	1,215	58.1	70	68	5.6%
Hungary	3,646	3,067	84.1	244	468	15.3%
Israel(3)	1,750	1,730	98.9	1,369	1,721	99.5%
Italy	21,240	2,869	13.5	1,015	908	31.6%
Middle East (3)(4)	4,705	2,604	55.3	184	415	15.9%
Norway	1,884	1,261	66.9	432	498	39.5%
Poland	12,630	7,056	55.9	1,194	1,455	20.6%
Portugal	3,304	1,542	46.7	118	208	13.5%
Romania	7,701	3,758	48.8	556	1,154	30.7%
Russia	59,677	10,147	17.0	378	497	4.9%
Slovak Republic	2,117	1,756	82.9	344	294	16.7%
Spain	13,167	4,132	31.4	878	609	14.7%
Sweden	4,175	2,902	69.5	647	719	24.8%
Turkey	16,100	1,200	7.5	394	452	37.7%
United Kingdom	24,640	10,516	42.7	5,557	7,135	67.8%

Subtotal	205,445	72,744	35.4	15,201	19,412	26.7%

				Hallmark Channel — Int’l		Hallmark
				Subscribers(1)		Channel — Int’l
	Total TV	Pay TV				December 31, 2002
	House-	House-	% Pay TV	December 31,	December 31,	% of Pay TV
Markets	Holds	Holds	Penetration	2001	2002	Households

	(000’s)			(000’s)
Latin America:
Argentina	10,600	5,735	54.1	4,180	4,183	72.9%
Brazil	38,400	6,410	16.7	1,076	822	12.8%
Chile	4,400	1,013	23.0	502	514	50.7%
Colombia	8,600	919	10.7	509	535	58.2%
Mexico	19,000	4,425	23.3	2,910	3,083	69.7%
Other Latin America(5)	14,700	2,746	18.7	1,046	1,104	40.2%
Venezuela	4,000	1,132	28.3	808	895	79.1%

Subtotal	99,700	22,380	22.4	11,031	11,136	49.8%

TOTAL	851,473	416,321	48.9%	44,427	49,523

(1)	Total subscribers include promotional (free) subscribers at December 31, 2001, and December 31, 2002.

(2)	India includes Bangladesh, Brunei, Macau, Mauritius, New Guinea, Republic of Palau, and Sri Lanka.

(3)	Source: Zenith Media.

(4)	Middle East includes Estonia, Kazakhstan, Latvia, Lithuania, Middle East, and Republic of Ukraine.

(5)	Other Latin America includes Bolivia, Costa Rica, Curacao, Dominican Republic, Ecuador, El Salvador, and Guatemala.

Sources of Revenue

      Like most international pay television channels, we currently derive the majority of our international revenue from subscriber fees and, to a lesser extent, advertising sales. We generally charge our pay television distributors a fee per subscriber for the right to broadcast our international channel. We have increased the number of subscribers to our international channel in the past year, and as a result, have achieved an increase in revenue generated from subscriber fees. International fees per subscriber have and will continue to experience downward pressure due to the competitive nature of the industry, the growth of digital cable, political and economic turmoil in Latin America and the shift in the industry in the more developed countries from subscriber fee revenue to advertising revenue. We also expect our international fees to decline as we exit certain markets and utilize strategic alliances in other markets. For the years ended December 31, 2002, 2001, and 2000 revenue derived from subscriber fees for the international channel were approximately $54.4 million, $52.6 million, and $39.8 million, respectively.

      We also derive revenue from the sale of advertising time on our international channel. We generate revenue directly from advertisers as well as from our pay television distributors under distribution agreements that may provide for a sharing of net revenue from advertising. We believe that the number of subscribers to our international channel and the favorable demographics of its family-focused audience provide us with the opportunity to substantially increase revenue from the sale of advertising time. Currently advertising revenue from our international channel is derived primarily from activities in a limited number of countries, including East Asia, Mexico, Poland, South Africa, the United Kingdom and certain countries in Latin America. For the years ended December 31, 2002, 2001, and 2000 revenue from the sale of advertising on our international channel were $23.1 million, $12.1 million, and $6.0 million, respectively.

      During 2000 and 2001, we built and commenced operation of a Network Operations Center, which enables us to control delivery of our channels to our pay television distributors. As a result, we are able to insert commercials into our programming from a central point and we can deploy new feeds quickly while benefiting from economies of scale.

      The Company currently has international sales offices in Buenos Aires, Hong Kong, London and Sydney.

Sales and Marketing

      Our international channel focuses its marketing efforts on maximizing our two revenue streams in the individual markets in which the channel is distributed. Our international channel’s marketing efforts vary by market depending on the maturity of the local television industry, the level of distribution of our Channel and the potential for the sale of advertising.

      In markets where our international channel is not being carried by substantially all of the pay television distributors, marketing efforts are primarily directed toward potential new distributors. These efforts include advertising in trade publications and participating in industry trade shows, as well as direct mail and public relations campaigns. In these markets, efforts are also made to market the channel to potential viewers to drive consumer demand for carriage of the Channel by local affiliates.

      In markets where our international channel has obtained substantial distribution or has exclusive agreements with primary distributors, marketing efforts are primarily directed toward maintaining subscribers and viewership. Our efforts in these markets are directed toward a primary target of men and women aged 18 to 49 and a secondary target of men and women aged 25 to 54. These consumer-directed marketing efforts are coordinated with and are often partially funded by our pay television distributors in each market. These efforts often include traditional marketing campaigns consisting of print, billboard, cross-channels, radio and television advertising. Additionally, we emphasize our unique relationship with our primary content supplier, Hallmark Entertainment Distribution, through the use of premier screening events, press tours with actors and actresses and viewer trips to movie sets. We also use our website to market and promote the channel through schedule information, movie synopses, games and contests.

      In markets where we are developing our international channel’s advertising business, marketing efforts are also directed toward potential advertisers. When marketing the Hallmark Channel to potential advertisers, we focus on media planners and buyers and on regional and international advertisers.

The Hallmark Channel — United States

Overview

      Our domestic channel ended 2002 with 48.8 million subscribers, an increase of 12% from 43.5 million at the 2001 year-end. We currently distribute our domestic channel through approximately 3,500 cable systems and communities and satellite providers. By the end of 2002, we had agreements with Adelphia, Cablevision, Charter, Cox, DirecTV, EchoStar, Mediacom, NCTC, and Time Warner for the distribution of our channel as well as a number of smaller pay television providers and systems. Because of the acquisition of AT&T by Comcast during 2002, our contract with AT&T is now being administered by Comcast. We continue to provide programming to former AT&T subscribers now with Comcast.

Programming

      Our domestic channel offers a range of high quality, entertainment programming for adults and families including movies, miniseries, epics, historical dramas, romances, literary classics, and contemporary stories. Sources for programming on our domestic channel include the Crown Media Library, programming licensed from Hallmark Entertainment Distribution, and programming licensed from third parties. Prior to the purchase of the Crown Media Library, we licensed substantially all of the titles in that library from Hallmark Entertainment Distribution.

      Examples of programming from our library and the Hallmark Entertainment library include, Larry McMurtry’s Lonesome Dove, 10th Kingdom, Sabrina the Teenage Witch, Dog of the Yukon: Call of the Wild and Larry McMurtry’s Dead Man’s Walk as well as programming from “The Collection” in the Hallmark Hall of Fame library such as William Faulkner’s Old Man, Rose Hill, Sarah Plain and Tall and What the Deaf Man Heard. We benefit from these original Hallmark Entertainment productions, which are sometimes premiered and often aired on our domestic channel. Examples of third party programming shown on our domestic channel include the popular drama series Dr. Quinn Medicine Woman, Touched By An Angel, Rawhide, Bonanza, and Hawaii 5-0. Other examples of our third party programming include acquired movies and miniseries such as Roots, North and South, and Great Gatsby. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time.

Distribution

      We currently distribute our domestic channel to approximately 54% of all United States pay television subscribers. The following table shows the approximate number of pay television households and domestic channel subscribers for each of the eight largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2002.

			Hallmark
	Total	Hallmark	Channel — U.S.
	U.S. Pay TV	Channel — U.S.	% of Distributor’s
Pay Television Distributor	Households(1)	Subscribers(1)	Pay TV Households

	(In thousands, except percentages)
DirecTV	11,160	9,262	83.0%
Comcast	23,899	8,963	37.5%
Time Warner	13,143	8,815	67.1%
Charter	7,174	4,919	68.6%
Echostar	8,010	3,660	45.7%
Adelphia	5,768	3,625	62.8%
Cox	6,332	3,106	49.1%
Cablevision	3,042	1,521	50.0%
All others	11,157	4,944	44.3%

Total	89,685	48,815	54.4%

(1)	Source: Nielsen Code and The Nielsen Public U.E. December 2002 and Skyreport November 2002.

      During 2002, we amended our long-term distribution agreement with Time Warner. During 2001, we signed or amended long-term distribution agreements with NCTC, DirecTV, Adelphia, Echostar, Cable One, Charter Communications, and Buckeye Communications.

Sources of Revenue

      We currently derive all of our domestic channel revenue from subscriber fees and advertising sales. We charge our pay television distributors a monthly per subscriber fee for the right to broadcast our domestic channel. Generally, these distribution agreements last from five to 10 years, and sometimes include annual increases of both subscribers and per subscriber fees. A distribution agreement may also involve a payment by us for the establishment of the relationship or, together with or in lieu of any payment, the free carriage of our channel to subscribers for a period of time and discounts or no fees if certain subscriber levels are achieved. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information regarding subscriber fees. For the years ended December 31, 2002, 2001, and 2000 revenue derived from subscriber fees for the domestic channel were approximately $13.5 million, $13.9 million, and $11.1 million, respectively.

      We have advertising sales offices in New York, Los Angeles, Chicago, Atlanta and Detroit. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on our domestic channel. For the years ended December 31, 2002, 2001, and 2000 revenue from the sale of advertising time on our domestic channel were approximately $46.0 million, $25.4 million, and $13.7 million, respectively.

Sales and Marketing

      Our primary target demographic is adults aged 25 to 54, with a female skew and our secondary target is adults aged 18 to 49. Our programming is targeted to adults, but is appropriate for viewing by the entire family, which is important to viewers, advertisers and affiliates alike.

      For over 50 years Hallmark has been a leader in high-quality original television production. The Hallmark Channel is the only home on cable television for the Hallmark Hall of Fame Collection, a selection of movies from an award-winning entertainment series. Much of the Hallmark Channel’s unique programming comes from Hallmark Entertainment, including Moby Dick, Alice in Wonderland and Dinotopia. Hallmark Entertainment original productions rank among the highest-rated programs on U.S. broadcast network television.

      The power of the Hallmark brand and the quality of Hallmark Entertainment combine to:

•	provide our viewers with tangible evidence of our commitment to the best in entertainment for the entire family;

•	enhance our ability to attract advertising commitments from the largest advertisers; and

•	provide a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

      In November and December of 2002, Hallmark and the Hallmark Channel launched the Hallmark Keepsake Sweepstakes, the largest cable/retail promotion in U.S. cable television history. It featured six holiday-themed original programming events, which resulted in the network’s then-highest ratings ever for a December monthly period; the primetime average increased 40% over December 2001. This multi-media advertising campaign, which included television, print and radio displays throughout the 4,500 Hallmark Gold Crown stores, and the distribution of over 145 million game pieces in conjunction with the airing of six holiday-themed programming events.

Channel Operations

      The programming departments at each of our channels are responsible for ensuring the consistent quality of the programming we offer. The programming, scheduling and acquisitions departments work in conjunction with the traffic department and creative services to create the distinctive appearance of our channels. Some of these functions are outsourced on an as-needed basis.

      The creation of our channels begins with the acquisition of programming. We acquired in 2001 over 700 titles from the Hallmark Entertainment Distribution library, which comprise the Crown Media Library. In addition, we license programming from Hallmark Entertainment Distribution and other program suppliers. Our staff or contractors review and summarize all potential programming to ensure compliance with our quality and content standards. The acquisitions staff in our regional offices licenses programming based on the amount of new programming required on the channels. Each of the acquisitions offices work together to leverage multi-channel acquisitions across many territories to reduce license fees, but remain sensitive to specific markets with targeted localized programming.

      In most of our international markets, we customize the Hallmark Channel by dubbing or subtitling program elements into local languages. The decision to customize the Channel into local languages is based on local market practices, viewer preferences and cost considerations. Language preparation is coordinated in the regional headquarters in London and Hong Kong and by Pramer in Buenos Aires. Program language elements are typically shipped to the specific region to ensure that nuances in dialect of the particular language are captured. The language versions are then combined with the other programming elements.

      The creation of on-air promotional segments “interstitials”, which are broadcast between the feature movies, miniseries and series, are typically outsourced to external vendors. Promotional segments are prepared in many languages for broadcast worldwide. These interstitials are intended to invite viewership, guide viewers to specific programming, and promote “brand awareness” for the Hallmark Channel.

      The scheduling department in each region creates the play list, which contains a list of daily programming. The scheduling department works with marketing personnel to continuously monitor the programming mix. The play list is then forwarded to the traffic department.

      The traffic department inserts promotional segments and advertising into the play list and creates the daily log, which contains a detailed schedule of the stream of programming, commercials and promotional materials that will ultimately be viewed by the subscriber for each regional feed of the Hallmark Channel. The daily log, together with digital tapes that contain the corresponding programming, are then forwarded to either our Network Operations Center or, to the third party facility, which is performing the playback and uplink services for the feed. Digital tapes that contain the promotional segments are forwarded to either our Network Operations Center or to the third party origination and playback facility separately.

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

      Our global Network Operations Center consisting of 6,000 square feet at our Greenwood Village, Colorado headquarters commenced operations in February 2001 and has the ability to perform origination and playback services for up to 32 programming channels. The Network Operations Center is an efficient, state of the art broadcasting operation. The facility enables us to:

•	efficiently expand distribution into new markets;

•	control delivery of our channels to our pay television distributors, thereby enhancing on air quality and reliability, while containing cost;

•	enhance our ability to generate advertising revenue;

•	distribute programming in digital and other formats as required in the rapidly evolving broadband distribution environment, while consolidating our library management; and

•	offer playback services to other channel providers.

      In 2001, we launched the Central Europe, Eastern Europe, Russia, Middle East, Israel, Latin America, Spain, Turkey and Scandilux feeds from our Network Operations Center. In February 2003, the playback operations for the two domestic feeds of the Hallmark Channel were transferred from a facility in Los Angeles to the Network Operations Center in Denver. By the end of the second quarter of 2003, it is anticipated that the playback operations of all the Channel’s Asian feeds will be moved from a facility in Hong Kong to the Network Operations Center. Also in the second quarter of 2003, Pramer will start producing the Channel’s four feeds for Latin America at a facility in Buenos Aires, however, three of the feeds will then be transmitted back to our Network Operations Center for distribution over our satellite capacity to our affiliates in most of Latin America. The remaining feed will be uplinked by Pramer from Buenos Aires for distribution to subscribers in Argentina, Uruguay and Paraguay.

      The following chart summarizes, for each of our markets, the distribution platforms through which we deliver our channels, our primary pay television distributors, the various languages in which our channels are broadcast, and the uplink and satellites we currently use to deliver our channels.

	Primary			Playback
	Distribution	Primary Pay TV		Providers/	Uplink Providers/
Market	Platforms	Distributors	Languages	Locations	Locations	Satellites

Latin America	Cable DTH	DirecTV Sky Latin America Cablevision	Spanish Portuguese English	Pramer, S.C.A. Argentina	Crown Media International, LLC Denver, CO	PAS 9 NSS 806
Asia Pacific	Cable DTH	Modi Videoland UBC MSO CNJOY	Mandarin Thai English Korean Hindi	DMC Hong Kong	Galaxy Hong Kong Tokyo, Japan	Apstar IIR
Central Europe	Cable DTH	United Pan- Europe Communications	Polish Hungarian Croatian Romanian Bulgarian English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
Scandinavia/ Benelux	Cable DTH	Via Sat Canal Digital Teledenmark	Swedish Dutch Norwegian Danish English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
Italy	DTH	Telepiu	Italian English		Telepiu Milan, Italy	Hot Bird 3
Spain	DTH	Via Digital	Castillian Portuguese English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
Africa	DTH	Multichoice	English		Multichoice Johannesburg, SAF	PanAmSat 4
Czech Republic	Cable	Kabel Plus Cable Association	Czech Slovak English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
Australia	Cable DTH	Foxtel Austar	English	Foxtel Sydney, Australia	Foxtel Sydney, Australia	Optus B3
Russia and Middle East	Cable DTH	NTV Gulf DTH	Russian Arabic English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
United Kingdom	DTH	BskyB NTL	English	BSkyB London, England	BSkyB London, England	Astra 2D
Israel	Cable	Tevel Golden Channels Matav YES DTH	Hebrew Arabic English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
United States	Cable	Time Warner DirecTV AT&T Charter Adelphia Echostar Cox Cablevision Comcast	English	Crown Media International, LLC Denver, CO	DMC Denver, CO	SES Satcom C-3
New Zealand	DTH	Sky New Zealand	English	Sky Auckland	Sky Auckland	Optus B1
Turkey	DTH	Digiturk	Turkish English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3

Film Distribution

      Crown Media Distribution owns the Crown Media Library and generates revenue from the film assets in the library by granting licenses to use the films to third parties. We are also using the films as programming for our television channels and interactive uses.

      Crown Media Distribution oversees sales and distribution of the Crown Media Library to third-party licensees. Third-party licensees purchase available rights, which primarily include all forms of television and home video. Crown Media Distribution has a service agreement with Hallmark Entertainment, providing for services relating to the administration, distribution and other exploitation of the Crown Media Library, and directs the Hallmark Entertainment sales force worldwide in all sales matters pertaining to the Crown Media Library. The term of this service agreement with Hallmark Entertainment expires at the end of 2003, but we expect that the agreement will be extended.

Competition

      The pay television industry is highly competitive. Our channels compete for distribution, viewers and advertisers with other pay television channels, broadcast television channels and with other general forms of entertainment.

      There are several sources of competition within our industry, each of which affects our business strategy. Our domestic channel competes with other general entertainment programming from TNT, USA Network, A&E, the Discovery Channel, Lifetime, ABC Family and other similarly targeted channels. Our international channel competes with general entertainment programming from AXN, I-SAT, Canal Fox, TNT, UK Gold and USA Network. We compete with these channels for viewers and advertising dollars based upon quality of programming, number of subscribers, ratings and subscriber demographics. We compete with all channels for carriage on cable and satellite systems that may have limited capacity.

      Competition continues to intensify as the industry shifts from analog distribution to digital distribution. Many pay television distributors have upgraded their physical infrastructures to accommodate digital delivery, which provides significantly more channel capacity. We believe that it will take several years for the majority of current subscribers to convert to, and begin paying for, upgraded services. In an effort to accelerate the conversion, pay television distributors are attempting to place new channels on their digital tier as opposed to their limited, yet more widely distributed, analog tiers. As a result, the competition for the remaining widely distributed analog channel space is intense. However, as more and more subscribers are converted, the digital tier is expected to become the dominant platform.

Competitive Strengths

      We have established a track record of providing high quality programming throughout the world. We believe that our primary competitive strengths include the following:

Pay Television Channels Branded with the Well-Known Hallmark Name

      Our channels are branded with the Hallmark name. We believe that viewers and distributors associate the Hallmark brand with family values and high quality content and that our association with this brand facilitates our efforts to achieve increased distribution and to attract additional viewers that leads to higher ratings and advertising revenue.

Long-Term Distribution Contracts that Call for Increasing Subscriber Counts and Fees

      We currently have long-term distribution agreements with AT&T, Adelphia, Cablevision, Charter, Cox, DirecTV, EchoStar, Mediacom, NCTC, and Time Warner in the United States, as well as a number of other distributors. We are also seeking to enter into a similar long-term distribution agreement with Comcast. The terms of our major distribution agreements generally provide for subscriber count increases and rate increases to us over time, although some provide for lower or no subscriber fees if certain levels of subscribers are achieved.

A Library of Popular and Award-Winning Programming and Guaranteed Access through Long-Term Agreements to Other Similar Programming

      Our Library of more than 700 titles gives us control over a significant amount of popular and award-winning programming that we can either air on our channels or license to third parties. These titles provide us with a portion of our core programming, and by owning these titles, we have the flexibility to use them as needed to create the most effective program schedules. Owning these titles also eliminates the license fees we otherwise would have to pay for these titles and provides a revenue stream for us from licensing the titles to third parties. We have a five-year program agreement with Hallmark Entertainment ending December 31, 2005, that provides us with access to new quality productions, as well as the titles in the Hallmark Entertainment Distribution library that we did not purchase.

Experienced Management

      Members of our senior management team have experience launching, promoting and operating channels both domestically and internationally. They have held senior positions at The Discovery Channel, Cable Satellite Public Affairs Network (“C-SPAN”), the News Corporation, Telecommunications International, Inc., ABC, CBS Sports, Turner Network Television (“TNT”), MediaOne, International, the Golf Channel and USA Networks (“USA”).

Research

      The research department at Crown Media Holdings provides strategic and tactical guidance to decision-makers within the Company, as well as providing information about the channel to potential advertisers and affiliates. This department provides data on the size and demographics of our audience to our advertising sales group, and information about our audiences, competitors, markets and industry to decision makers within our Company.

      Currently, our domestic channel’s research department translates our overall business strategy into a cohesive research program. This information assists our executives to more effectively target, brand, promote, program, and better understand where opportunities lie, in order to increase our domestic channel’s market share.

      In 2001 the research department was reorganized, acquiring sophisticated ratings systems (Npower, PNF2 and Adviews) and competitive tracking database hardware and software. Trends and changes from these ratings systems are reported to top management for short and long-term strategic planning.

      Our domestic channel’s performance is tracked through an internal tracking study established in July 2001, which is a monthly telephone survey conducted among a national probability sample of approximately 1,000 adults. Since January 2002, the department has also subscribed to Equitrends Research for brand data, which includes quality, salience, and equity scores for both television networks and all brands. Another valuable resource is Cable Q, a research service that advertisers and networks have subscribed to for more than thirty years. Cable Q data is useful for monitoring the level of “viewer satisfaction.” The TVQ/ Cable Q system is distinguished by its ability to measure the “commitment” viewers develop over time to specific shows and cable networks. Historically, this resource has served the industry as a solid indicator of future success.

Employees

      We had 356 employees as of December 31, 2002, compared to 412 employees at December 31, 2001. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good.

      Substantially all of our international channel’s employees work at our headquarters in Greenwood Village, Colorado and London, England. Substantially all of our domestic channel’s employees work at our offices in Studio City, California and New York, New York.

Regulation

      The operations of television channels in the markets in which we operate, including the United States, are regulated. The scope of regulation varies from country to country, although in many significant respects, a similar approach is taken to the regulation of broadcasting across all of the markets in which we operate. For example, throughout most of our Western European markets, broadcasting regulation has been formally harmonized to a substantial degree under the regulatory structure of the European Union. Typically, broadcasting regulation in each of the countries in which we operate requires that domestic broadcasters and platform providers secure broadcasting licenses from the domestic broadcasting authority. Additionally, many nations have broadcasting legislation and regulations, which set minimum standards regarding program content, and scheduling of television advertisements. Some provide that a certain portion of programming carried by broadcasters be produced domestically and, to some degree, be sourced from domestic production companies which are independent of the broadcaster.

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

Financial Information about Geographic Areas

      Information concerning revenue and long-lived assets attributable to external customers, domestically and internationally, may be found in Note 15 of our Notes to Consolidated Financial Statements in this Report.

Risk Factors

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

      Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of December 31, 2002, we had an accumulated deficit of approximately $793.3 million, net goodwill of approximately $314.0 million, and film assets of $786.8 million.

      We cannot assure you that we will achieve or sustain profitability. If we are not able to achieve or sustain profitability, the trading price of our Class A common stock may fall significantly. To diminish our losses and become profitable, we will need to substantially increase our revenue, particularly advertising and licensing revenue. This will require, among other things, increasing the distribution of our channels, attracting more viewers to our channels, attracting more advertisers, and increasing our advertising rates. Risks associated with these areas of our business are described below.

      In addition, in order to accomplish these goals, the management of Crown Media Holdings continues to believe that it is necessary to increase subscribers and enhance our programming, which results in increased subscriber acquisition fees and higher costs for programming. Over the last three years, these actions have resulted in increased net losses for Crown Media Holdings.

Our substantial indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

      We have a substantial amount of indebtedness. As of December 31, 2002, our total debt was $384.5 million and we had $335,000 of cash and cash equivalents. In addition, subject to the restrictions under our various debt agreements, we may borrow additional amounts under our line of credit with HC Crown Corp. (“HC Crown”) to cover the negative cash flow resulting from our current operations, and incur additional indebtedness from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes. Our principal sources of funds for the next 15 months will be cash generated from operating activities, borrowings under the HC Crown line of credit, and cash generated from the tax sharing agreement with Hallmark Cards. For further information on the HC Crown line of credit and the tax sharing agreement, see Part III — Item 13 — Certain Relationships and Related Transactions — “Hallmark Demand Notes and Line of Credit” and “Tax Sharing Agreement.”

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

      High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of interest income and includes amortization of debt issuance costs and interest expense on borrowings under our demand notes, credit facility and private placement, increased $38.0 million to $49.8 million for the year ended December 31, 2002, from $11.8 for the year ended December 31, 2001. Interest expense increased $12.3 million to $11.8 million for the year ended December 31, 2001, from interest income of $523,000 for the year ended December 31, 2000. The increase in interest expense in the past twelve months resulted from an increase in the average borrowings outstanding, due to cash generated from operations being insufficient to cover operating expenses and capital expenditures. Consequently, we were required to make borrowings under our demand notes and credit facility during 2001 and 2002 and to enter into the private placement in December 2001. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes. In addition, we may need to incur additional indebtedness in the future. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

Our liquidity is dependent on external funds.

      We believe that our line of credit with HC Crown and our tax sharing agreement, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through at least March 31, 2004. However, because we currently operate at a loss and have a negative cash flow, any unanticipated significant expense or any development that hampers our growth in revenue or decreases any of our revenue, would result in the need for additional external funds in order to continue operations. We have no arrangements for any external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders and preferred securities holders.

Modification of any existing agreements with United States distributors could decrease our subscriber fees revenue but, if our distribution is increased, it could also result in higher advertising revenue.

      Several of the Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August 2001, Crown Media United States entered into a new distribution agreement with DirecTV, Inc. under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE® Package and our subscribers increased significantly. Several other distributors, whose agreements contain “most favored nations” provisions, have indicated an interest in some or all of the DirecTV terms. Crown Media United States is currently in discussions with several other of these distributors and has already amended its agreement with one of the distributors to incorporate some of the DirectTV terms. For information concerning this amendment to an existing distribution agreement with a large domestic distributor, please see “Revenue” under Item 7 below. Any further modification of these existing agreements to adopt the DirecTV terms, or any other new terms, could result in the payment of cash or the issuance of stock by us and will negatively affect subscriber revenue.

If we are unable to obtain programming from third parties, we may be unable to increase our subscriber base.

      We compete with other pay television channel providers to acquire programming. If we fail to continue to obtain programming on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may hinder the growth of our subscriber base.

If our programming declines in popularity, our subscriber fees and advertising revenue could fall and the additional revenue we expect as a result of the acquisition of film assets from Hallmark Entertainment Distribution may be lower than we anticipate.

      Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. In particular, our ability to react effectively may be limited by our obligation to license programming from Hallmark Entertainment Distribution, which has standards that limit the types of programming that it will provide to us. Our competitors may have more flexible programming arrangements, as well as greater amounts of production, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also reduce the amount of revenue we anticipate receiving from licensing of our film assets and cause a decline in both advertising and subscriber fees revenue. The decline in revenue could hinder or prevent us from achieving profitability and could adversely affect the market price of our Class A common stock.

We are currently dependent on Hallmark Entertainment to distribute and maximize licensing fees from the film assets.

      Currently, we are dependent on Hallmark Entertainment to distribute and license our film assets to third parties for us under the terms of a three-year service agreement, which commenced January 1, 2001. This arrangement reduces our control over the sales and distribution of the film assets and might delay our realization of the full revenue stream from the film assets. We and Hallmark Entertainment each have the right to terminate the service agreement after the first year. If Hallmark Entertainment elects to terminate the agreement before we have established our own distribution network, we may not be able to establish our own or obtain alternative distribution services of equivalent quality or on terms as favorable to us. This could hinder our ability, at least in the short-term, to achieve the amount of additional revenue anticipated from these activities and could adversely affect the market price of our Class A common stock.

      We anticipate that in due course we will develop our own distribution/sales network and hire employees to perform the services currently performed by Hallmark Entertainment under the service agreement. Our ability to do so is unproven and will require financial, operational and management resources. We may not be able to hire the number of employees, or employees who are sufficiently qualified, to perform these services, or do so in a cost efficient manner. If the cost to develop and maintain this employee base is greater, or if this process takes longer than anticipated, it could have a negative impact on the revenue we anticipate generating from the film assets.

If we are unable to increase our advertising revenue, we may be unable to achieve profitability.

      If we fail to increase our advertising revenue, we may be unable to achieve or sustain profitability, or expand our business. We expect that over time the portion of our revenue derived from the sale of advertising time on our channels will increase. We have a limited history of marketing and selling advertising time, particularly internationally. We may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience for our U.S. channel, and our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our channels, our number of subscribers, and the viewership ratings for our programming. In addition, if we fail to improve our ratings, we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots which detract from our available advertising inventory for future sales.

      The international cable advertising market is much less developed than in the United States, the United Kingdom and Central Europe. We believe that only certain international markets have the potential for growth in advertising revenues and intend to emphasize those markets. Most of our international advertising revenue is derived from operations in the United Kingdom, Poland and South Africa.

Hallmark Entertainment Investments controls us and this control could create conflicts of interest or inhibit potential changes of control.

      Hallmark Entertainment Investments controls all of our outstanding shares of Class B common stock and owns shares of Class A common stock, representing approximately 91% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment Investments’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. Hallmark Entertainment Investments’ control relationship with us also could give rise to conflicts of interest, including:

•	conflicts between Hallmark Entertainment Investments, as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

•	conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by Hallmark Entertainment Investments or its other affiliates, on the other hand; or

•	conflicts related to existing or new contractual relationships between us, on the one hand, and Hallmark Entertainment Investments and its affiliates, on the other hand.

      In addition, persons serving as directors, officers or employees of both Hallmark Entertainment Investments and us may have conflicting duties to each. For example, Robert A. Halmi, Jr. is Chairman of our Board and is a Director and the Chairman of Hallmark Entertainment Investments and the President and Chief Executive Officer of Hallmark Entertainment, which could create potential conflicts of interest. As a result, it is possible that we may receive less favorable contractual terms from Hallmark Entertainment Investments and its affiliates than if none of our officers or directors had any affiliation with Hallmark Entertainment Investments.

We could lose the right to use the name Hallmark because we have limited-duration trademark license agreements, which could harm our business.

      We license the name “Hallmark” from Hallmark Cards and Hallmark Licensing, Inc., for various uses, including in the name of our international and domestic channels. The license agreement for our international channel permits the use of the Hallmark trademarks outside the United States and Canada through November 30, 2003, so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of our voting interest and at least 35% of our equity interest and designate a majority of our board of directors, and so long as there is no event of default under the agreement. The license agreement for our domestic channel permits the use of the Hallmark trademarks in the United States through November 30, 2003, under terms substantially similar to the terms applicable to the license of our international channel. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including our failure to meet minimum programming thresholds dependent on programming provided by affiliates of Hallmark Cards or to comply with Hallmark Cards’ programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue, particularly in the United States.

If our third-party suppliers fail to provide us with network infrastructure services on a timely basis, our costs could increase and our growth could be hindered.

      We currently rely on third parties to supply key network infrastructure services, including uplink, playback, transmission and satellite services to certain of our markets, which are available only from limited sources. We have occasionally experienced delays and other problems in receiving communications equipment, services and facilities and may, in the future, be unable to obtain such services, equipment or facilities on the scale and within the time frames required by us on terms we find acceptable, or at all. If we are unable to obtain, or if we experience a delay in the delivery of, such services, we may be forced to incur significant unanticipated expenses to secure alternative third party suppliers or adjust our operations, which could hinder our growth and reduce our revenue and profitability.

If our Network Operations Center fails or its operations are disrupted, our costs could increase and our growth could be hindered.

      We commenced operations at the Network Operations Center in February 2001. We are currently using the Network Operations Center for the origination and playback of signals for the Hallmark Channel internationally in Europe and the Middle East and will, in 2003, also use the facility for origination and playback of our domestic and Asian feeds. Like other single-point facilities, the Network Operations Center is subject to interruption from fire, tornadoes, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the Network Operations Center’s services. We currently do not have and are not planning a duplicate operations facility. Any significant interruption at the Network Operations Center affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

If our local distribution partner for the Latin American region fails to perform, our operations could be disrupted and our business harmed.

      In the first quarter of 2003, we are moving the majority of our operations concerning the distribution of the Hallmark Channel in Mexico, Central and South America to a local distribution partner in Argentina, Pramer. One purpose of the action is to substantially reduce our expenses for operations in this region. If Pramer is unable to adequately perform the functions of selling our Channel to local operators, to gain sufficient advertising sales and to appropriately market the Channel, we may not improve our performance in the region and our business in the region could be detrimentally affected. In addition, Pramer will perform locally the origination and playback services currently performed under our control in the Network Operations Center for our feeds to Latin America, although all but one of these the feeds will be sent by Pramer back to Denver for uplink and distribution to affiliates over our satellite capacity on PAS-9. Any significant interruption of Pramer’s services, which affects the Latin American feeds of our Channel, could have an adverse effect on the results of our business in the region.

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

      Historically, a significant portion of our revenue has been generated from foreign operations. In order to maintain or expand our presence in foreign markets, we have entered and may in the future enter into joint ventures or other strategic relationships with local operators in those markets. Certain foreign laws, regulations and judicial procedures may not be as protective of programmer rights as those applicable in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. To the extent that significant currency fluctuations result in materially higher costs to any of our foreign customers, those customers may be unable or unwilling to make the required payments. We may be subject to delays in access to courts and to the remedies local laws impose in order to collect our payments and recover our assets. We also may experience problems with collecting accounts due from foreign customers, which would adversely affect our revenue and income. Our growth and profitability may also suffer as a result of, among other matters, competitive pressures on video delivery, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or affecting a particular customer.

      The United States foreign relations and the war with Iraq also can affect our revenue from foreign operations. Distributors in the Middle East and possibly those outside of that region may delay payments or attempt to use economic uncertainties as a reason to delay or halt payments to us for our channel.

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

The amount of our goodwill, as well as our film costs, may hinder our ability to achieve profitability.

      As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have generated a significant amount of goodwill. We have amortized the goodwill from these acquisitions on a straight-line basis over 20 years and 10 years, respectively. The amount of goodwill that we amortized was treated as a charge against earnings under accounting principles generally accepted in the United States. In accordance with recent accounting pronouncements, we have ceased as of January 1, 2002, the amortization of this acquired goodwill, and we are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders’ equity or profitability could be materially adversely affected.

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

Risks Relating to Our Industry

Competition could reduce our channel revenue and our ability to achieve profitability.

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

      A continuing trend towards business combinations and alliances in both the domestic and foreign communications industries may create significant new competitors for us or intensify existing competition. Many of these combined entities have more than one channel and resources far greater than ours. These combined entities may provide bundled packages of programming, delivery and other services that compete directly with the products we offer. These entities may also offer services sooner and at more competitive rates than we do. In addition, these alliances may benefit from both localized content and the local political climate.

      We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future pricing levels as competition increases. Our failure to achieve or sustain market acceptance of our programming at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would harm our business.

      Distributors in the United States may attempt to increasingly pressure smaller pay TV channels in terms of viewership, such as our domestic Hallmark Channel, to accept decreasing amounts for subscriber fees, to pay higher subscriber acquisition fees or to allow carriage of the Channel without the payment of subscriber fees. Factors that may lead to this pressure include the number of competing pay TV channels, the limited space available on services of distributors in the United States and the desire of distributors to maintain or reduce costs. Any reduction in subscriber fees revenue now or in the future could have a material impact on our ability to achieve profitability and cash flow.

New distribution technologies may fundamentally change the way we distribute our channels and could significantly decrease our revenue or require us to incur significant capital expenditures.

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

      If, as a provider of television channels, we fail to comply with applicable present or future government regulations in any markets in which we operate, we could be prohibited from operating in those markets and could be subject to monetary fines, either of which would increase our operating costs, reduce our revenue and limit our ability to achieve profitability. The scope of regulation to which we are subject varies from country to country, although in many significant respects a similar approach is taken to the regulation of broadcasting across all of the markets in which we operate. Typically, broadcasting regulation in each of the countries in which we operate requires that domestic broadcasters and platform providers secure broadcasting licenses from the domestic broadcasting authority. Additionally, most nations have broadcasting legislation and regulations, which set minimum standards regarding program content, and prescribe minimum standards for the content and scheduling of television advertisements. Some countries require that a certain portion of programming carried by broadcasters be produced domestically.

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

      We will make available free of charge through our website, www.hallmarkchannel.com, this Annual Report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

Item 2.	Properties

      The following table provides certain summary information with respect to the principal real properties leased by the Company. We do not own any real property. The leases for these offices and facilities expire between June 2003 and June 2010. The Company believes the facilities, office space and other real properties leased are adequate for its current operations.

Hallmark Channel — International

		Approximate
		Area in
Location	Use	Square Feet

6430 South Fiddlers Green Circle Greenwood Village, Colorado	Executive and administrative office, post production and editing facilities and Network Operations Center	52,988
12700 Ventura Blvd. Studio City, California	Executive and administrative office	13,455
1325 Avenue of the Americas New York, New York	Executive and administrative office	3,781
1177 Avenue of the Americas New York, New York	Sales and administrative office	4,782
234 A Kings Road London, England	Sales and scheduling office	11,400
10 F-1 Sung Chiang Road Taipei, Taiwan	Sales office	1,600
25 Canton Road Hong Kong	Sales office	2,800
21 Nehru Place New Delhi	Sales and administrative office	375

Hallmark Channel — United States

		Approximate
		Area in
Location	Use	Square Feet

12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	37,345
1177 Avenue of the Americas New York, New York	Sales and administrative office and advertising traffic	14,346
205 N. Michigan Ave. Chicago, Illinois	Sales office	3,048

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

      David J. Evans, 62, has been the President and Chief Executive Officer of Crown Media Holdings and a Director of Crown Media Holdings since May 2000. He also has served on BskyB’s board of directors since November 2001. Prior to that, he served as President and Chief Executive Officer of Crown Media International from March 1999 to May 2000, the Non-Executive Chairman of the Governance Committee of Crown Media United States since March 1999, and a Director of Crown Media International from July 1999 until May 2000. Prior to that, he was the President and Chief Executive Officer of Telecommunications International, Inc. from September 1997 until February 1999. From July 1996 until August 1997, Mr. Evans was the Executive Vice President of News Corp. and also the President and Chief Executive Officer of Sky Latin America.

      William J. Aliber, 41, has been the Executive Vice President and Chief Financial Officer of Crown Media Holdings since May 2000. Prior to that, he was Executive Vice President and Chief Financial Officer of Crown Media International from March 1997 through May 2000 and a Director of Crown Media International from May 1998 through May 2000. He also served as the Vice President and Chief Financial Officer of Hallmark Entertainment from June 1996 through May 2000.

      Paul A. FitzPatrick, 56, has been Executive Vice President and Chief Operating Officer of Crown Media Holdings since October 2001. Prior to that, he was Chief Operating Officer of Crown Media United States from September 2000 through October 2001. Prior to joining Crown Media United States, Mr. FitzPatrick served as Chief Operating Officer of the Golf Channel from April 1997 through April 2000. He also was the President, Chief Executive Officer and Founder of News Talk Television from March 1988 through April 1997. Between 1991 and 1993, Mr. FitzPatrick was also President and Chief Operating Officer of The Weather Channel. He also served as President and Chief Operating Officer of C-SPAN during his career.

      Russel H. Givens, 56, has been President and Chief Executive Officer of Crown Media International since July 2000. Prior to that, he served as Executive Vice President and Chief Operating Officer of Crown Media International commencing in July 1998. From October 1994 until July 1998, he served as the Vice President, European Cable/ Telephony for MediaOne, International.

      Chris R. Moseley, 52, has been Executive Vice President, Worldwide Marketing and Brand Strategy of Crown Media Holdings, Inc. since July 2000. Prior to joining Crown Media Holdings, Ms. Moseley worked as Executive Vice President of ABC, Inc. Network Marketing. From 1989 to October 1999, Ms. Moseley worked as Senior Vice President of Marketing for Discovery Communications, Inc.

      Charles L. Stanford, 57, has been Executive Vice President, Legal and Business Affairs and General Counsel of Crown Media Holdings since May 2001. Prior to that, he was Senior Vice President, Business Affairs and General Counsel of Crown Media Holdings from October 2000 to May 2001. He also served as Senior Vice President, Legal and Business Affairs of Crown Media International from November 1999 through October 2000. Mr. Stanford served as Vice President, Legal and Business Affairs of Cable and New Media of ABC, Inc. from January 1996 until October 1999.

PART II

Item 5.	Market for Our Common Equity and Related Stockholder Matters

Market Information

      Our Class A common stock is listed on the Nasdaq National Market System (“NASDAQ”) under the ticker symbol “CRWN.” Set forth below are the high and low sales prices for our Class A common stock for each quarterly period in 2001 and 2002, as reported on the Nasdaq National Market System.

	Price Range

Common Stock	High	Low

2001
First Quarter	$21.813	$15.000
Second Quarter	$22.000	$16.630
Third Quarter	$18.650	$9.500
Fourth Quarter	$14.020	$8.320
2002
First Quarter	$14.350	$8.850
Second Quarter	$12.490	$6.850
Third Quarter	$8.150	$3.200
Fourth Quarter	$5.700	$0.800

Holders

      As of March 3, 2003, there were approximately 92 record holders of our Class A common stock and one record holder of our Class B common stock.

Dividends

      We have not paid any cash dividends on our common stock since inception. We anticipate that we will retain all of our earnings, if any, in the foreseeable future to finance the continued growth and expansion of our business, and we have no current intention to pay cash dividends. Our bank credit facility also contains limitations on declaring or paying any cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides as of December 31, 2002, information for our only equity compensation plan, which is the Amended and Restated 2000 Long Term Incentive Plan and an option granted by a Hallmark Cards subsidiary, Hallmark Entertainment Holdings, Inc. (“Hallmark Entertainment Holdings”) to the Chairman of Crown Media Holdings.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	7,837	$12.38	1,879
Equity compensation plans not approved by security holders	3,400 (1)	$11.13 (1)	N/A

Total	11,237	$12.00	1,879

(1)	Pursuant to a provision in an employment agreement between Hallmark Entertainment Holdings and Robert A. Halmi, Jr., dated October 1, 2001, Hallmark Entertainment Holdings agreed to grant Mr. Halmi stock options to purchase from Hallmark Entertainment Holdings up to 3.4 million shares of Class A common stock of Crown Media Holdings at a price per share of $11.13. The employment agreement also contains put rights for Mr. Halmi. See item “Option of Robert A. Halmi, Jr.” in Item 13 below for additional information.

Recent Sales of Unregistered Securities

      On December 30, 2002, Crown Media Holdings, Inc. issued 123,831 shares of its Class A common stock to Hallmark Entertainment Holdings. These shares were issued as payment of a portion of the commitment fee payable by Crown Media Holdings under, and in accordance with the terms of, a Promissory Note dated December 14, 2001, made by Crown Media Holdings in favor of HC Crown. The amount of the commitment fee owing and satisfied by this share issuance was $843,750. The issuance of the shares were exempt from registration under the Securities Act of 1933 as a non-public offering pursuant to Section 4(2) of the Act. We based our reliance upon this exemption on the facts of the transaction, including that the issuance and offering of the shares were made only to an affiliate of Hallmark Cards that owns more than a majority of our shares.

Item 6.	Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

      In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, and the consolidated balance sheet data as of December 31, 1998, 1999, 2000, 2001 and 2002 are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

      On May 9, 2000, Crown Media Holdings completed its initial public offering. At the same time, Crown Media Holdings acquired 100% of Crown Media International, and as part of this acquisition acquired the 22.5% common interests in Crown Media United States and 50% common interests of H&H Programming-Asia then owned by Crown Media International, and separately acquired an additional 55% of the common interests in Crown Media United States. Prior to that date, Crown Media Holdings did not have any significant operations. On March 15, 2001, Crown Media Holdings acquired the remaining 22.5% of the common interests in Crown Media United States and the remaining 50% interest in H&H Programming-Asia, which operated The Kermit Channel, which were held by The Jim Henson Company, Inc. (“The Jim Henson Company”). The consolidated historical financial statements of Crown Media Holdings include the results of operation for Crown Media International as a predecessor corporation for all periods presented, including its initial ownership of 22.5% of the common interests in Crown Media United States, and include each of the other interests described above from the date of their acquisition.

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Subscriber fees	$20,648	$27,670	$47,921	$66,537	$67,913
Advertising	84	1,729	16,016	37,513	69,066
Licensing fees	—	—	—	2,267	23,950
Other	2,955	2,510	2,879	740	80

Total revenue	23,687	31,909	66,816	107,057	161,009
Cost of services:
Programming costs:
Affiliates	12,307	12,331	31,307	55,027	67,689
Non-affiliates	14,187	10,452	18,933	62,158	70,314
Amortization of film library	—	—	—	3,533	27,035
Subscriber acquisition fee expense	—	—	4,801	6,415	44,220
Depreciation and amortization of technical facilities	—	—	—	4,738	4,742
Operating costs	16,831	18,796	35,643	57,059	60,877

Total cost of services	43,325	41,579	90,684	188,930	274,877
Selling, general and administrative expense	8,412	20,472	46,271	70,709	60,223
Marketing expense	1,634	3,426	21,280	34,809	48,946
Reorganization expense	—	—	—	4,629	28,801
Depreciation and amortization expense	1,504	2,379	5,520	8,649	11,026
Amortization of goodwill	—	—	8,639	20,032	—

Loss from operations	(31,188)	(35,947)	(105,578)	(220,701)	(262,864)

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share amounts)
Equity in net losses of unconsolidated entities	(4,918)	(18,992)	(9,328)	(655)	—
Guaranteed preferred beneficial accretion	—	—	—	(1,428)	(25,508)
Interest income (expense) and other, net	1,273	798	523	(10,392)	(22,603)

Loss before income taxes	(34,833)	(54,141)	(114,383)	(233,176)	(310,975)
Income tax (provision) benefit	(632)	(2,556)	(1,743)	3,344	(2,054)

Net loss	$(35,465)	$(56,697)	$(116,126)	$(229,832)	$(313,029)

Weighted average number of Class A and Class B shares outstanding	29,637	32,989	50,786	74,691	104,306

Net loss per share	$(1.27)	$(1.84)	$(2.32)	$(3.08)	$(3.00)

	As of December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,877	$3,865	$34,274	$13,859	$335
Goodwill	—	—	240,141	314,033	314,033
Total assets	117,674	80,003	530,078	1,626,358	1,492,262
Total long-term debt, excluding current maturities	10,000	—	—	205,894	382,206
Stockholders’ equity (deficit)	(20,197)	(62,967)	246,808	776,866	467,595
Other Data:
Capital expenditures	$6,665	$2,569	$22,809	$11,150	$4,240
Total subscribers at year end:
Hallmark Channel — International	8,710	20,794	33,531	44,412	49,523
Hallmark Channel — U.S.	—	—	26,488	43,532	48,815

Total subscribers	8,710	20,794	60,019	87,944	98,338

      Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information regarding our reorganization in 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

      Our revenue consists of subscriber fees, advertising and film license fees. Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. Subscriber fee revenue is recorded net of subscriber acquisition fee expense amortized over the life of the agreement. In the United States, we pay certain television distributors up-front subscriber acquisition fees to carry our channel. However, such payments are not common in the international cable television markets. Subscriber acquisition fees paid are capitalized and amortized over the term of the applicable distribution agreement. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the revenue directly associated with each agreement.

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

In some circumstances, international distributors provide minimum revenue guarantees.

      We are in continuous negotiations both with our existing distributors and new distributors to increase our subscriber base. In the United States, we are often subject to requests by distributors to pay subscriber acquisition fees for these additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. In both domestic and international markets we also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue will continue to be negatively affected by these subscriber acquisition fees, discounted subscriber fees and other payments; however, we believe that the resulting increase in subscribers will allow us to attract additional advertisers and command higher advertising rates.

      Several of Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August 2001, Crown Media United States entered into a new distribution agreement with DirecTV under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE® Package and our subscribers increased significantly. Several other distributors, whose agreements contain “most favored nations” provisions, have indicated an interest in some or all of the DirecTV terms. Crown Media United States is currently in discussions with several of these distributors and has amended its agreement with one of the distributors to settle the “most favored nations” provisions. Any further modification of these existing agreements to adopt the DirecTV terms, or any other new terms, could result in the payment of cash or the issuance of stock by Crown Media Holdings and will negatively affect subscriber revenue and increase operating expenses.

      On November 7, 2002, we entered into an amendment of a distribution agreement with a large distributor in the United States. The amendment extends the distribution agreement for two years to December 31, 2007, and provides for the payment of a substantial cash amount in settlement of the “most favored nation” clauses in regard to the DirecTV terms and significantly increases the distributor’s commitment to add full-time subscribers to our Channel. We paid a portion of the amount upon execution and will make monthly cash payments through December 1, 2003, for the balance. We are also required to pay a substantial market support payment, based on subscribers exceeding a final commitment number, through December 31, 2004. In addition, if the final commitment level of subscribers is achieved by the distributor, subscriber fees will not apply to subscribers above a specified number. The amendment also contains a “most favored nation” provision relating to other distribution agreements. A portion of the consideration given, totaling $32.3 million, relating to new full-time subscribers and term extension has been recorded as subscriber acquisition fees that are amortized over the remaining life of the distribution agreement. The marketing support payments under the amendment will be marketing expenses when incurred. The remaining portion of the consideration totaling $16.9 million is related to the settlement of the “most favored nation” clause and has been expensed as a component of subscriber acquisition fee expense.

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

      Crown Media Distribution generates revenue from the film assets by granting licenses to exhibit the films to third parties. Hallmark Entertainment provides services to us to assist in the administration, distribution and other exploitation of the film assets. We are also using the films as programming for our television channels.

Cost of Services

      Our cost of services consists primarily of program license fees, amortization of our film assets, subscriber acquisition fee expense, the cost of signal distribution, dubbing and subtitling, and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing markets and third-party programming to support our advertising strategy.

      In connection with our purchase of film assets from Hallmark Entertainment Distribution, we have signed a service agreement with Hallmark Entertainment. Under the service agreement, Hallmark Entertainment is providing services to us to assist in the administration, distribution and other exploitation of the film assets, and we pay Hallmark Entertainment approximately $1.5 million per year for the three-year term of the agreement ending on December 31, 2003.

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

Revenue Recognition

      We recognize revenue when an agreement is executed, services are provided, price is determinable, and collectibility is reasonably assured. Management makes certain judgments concerning collectibility. In foreign markets, the Company evaluates collectibility on a customer-by-customer basis. Prior to any revenue recognition in foreign markets from a new customer, the Company must generally receive cash payment for the initial services provided. Once a payment is received, the Company reevaluates the customer’s financial condition, and, if continued collectibility remains reasonably assured, revenue recognition under normal terms occurs prospectively.

Program License Fees Paid by Us

      Program rights acquired by us are deferred and amortized on a straight-line basis over their license periods (the “airing windows”) or anticipated usage, whichever is shorter. At the inception of these contracts and periodically thereafter, we evaluate the recoverability of these costs versus the revenue directly associated with the programming and related expenses. This evaluation is based upon factors such as ratings, changes in programming content, and consumer demand. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional expense is recorded.

Film Assets

      In the case of sales to third parties, we amortize our film assets using the individual-film-forecast-computation method, which amortizes such assets in the same ratio that current period actual revenue to estimated unrecognized ultimate revenues as of the beginning of the current fiscal year. For anticipated internal use of the film assets, we amortize our film assets using a 10-year estimated useful life. Our projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition and is the same time period used by an initial, external valuation of our film assets at the time of acquisition. We also review the film assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the carrying value of the individual film assets exceeds the fair value, the film assets are written-down to their fair values. At least annually, we are required by the covenants in our credit facility to have a valuation expert perform a valuation of the film assets

Property and Equipment

      Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy can result in an impairment or a change in the estimated useful lives. In those cases where we determine that the useful life of property and equipment should be shortened, we depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of equipment or facilities could also result in shortened useful lives.

Subscriber Acquisition Fees

      Subscriber acquisition fees are paid by us to increase the carriage of the Hallmark Channel on cable television and satellite systems and ultimately to enhance ratings and advertising rates. Subscriber acquisition fees are amortized over the life of the distribution agreements and such amortization is a reduction of subscriber fees revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of the cost of services. The Company assesses the recoverability of these costs periodically, and when changes in distributor relationships or other indicators indicate a potential impairment.

Private Placement

      In December 2001, Crown Media Holdings completed a $265.0 million private placement by issuing trust preferred securities with contingent appreciation certificates. We recorded the trust preferred securities as guaranteed preferred beneficial interest in our debentures held by Crown Media Trust, while the contingent appreciation certificates are recorded as convertible debt. The agreement also included embedded derivatives, which are marked to fair value through income (expense) over the term of the agreement or until settlement, if earlier. A fair value allocation was performed by the Company to record the trust preferred securities, the debt and the derivative. This calculation is discussed in Note 9 to Notes of Consolidated Financial Statements in this Report. The embedded derivatives are valued using a Black Scholes option pricing model. This model requires estimation of the expected volatility of our common stock and a risk-free rate of return. The interest component of the private placement is also being allocated between interest expense and guaranteed preferred beneficial accretion in the consolidated statements of operations to correspond to the allocation of the components on the consolidated balance sheets.

      On or after December 15, 2003, Crown Media Holdings will have the right to redeem any and all of the outstanding debentures at a redemption price equal to 100% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon. Since their issuance and through September 30, 2002, the Company expected to redeem the debentures during 2004. In light of the decline in the market price of the Company’s Class A common stock, which affects the desirability of offering stock in the future to redeem the preferred securities, management determined that the Company will not make an optional early redemption of its trust preferred securities, but will wait until their final redemption date in December 2007. Consequently, under the applicable terms of the preferred securities and related contingent appreciation certificates, the cumulative interest rate is expected to be 18%, an increase of 4% from the 14% cumulative rate, which would have been payable if the securities were redeemed at the previously anticipated date of December 2004. The change in the interest rate from 14% to 18% has and will continue to result in higher interest expense and guaranteed preferred beneficial accretion that has and will continue to negatively impact the Company’s results of operations for all future periods until these securities are redeemed. The required quarterly cash payments on the preferred securities remain unchanged, although the final redemption amount will be higher.

Goodwill

      As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have recorded a significant amount of goodwill. In accordance with accounting pronouncements, we ceased the amortization of goodwill as of January 1, 2002, and we are required to periodically review whether the value of our goodwill has been impaired. If we are required to write off our goodwill, the results of operations, stockholders’ equity or profitability could be materially adversely affected. See “Goodwill” in Note 2 to Notes of Consolidated Financial Statements in this Report.

      We completed a valuation of Crown Media United States and H&H Programming — Asia to assist us in our annual analysis of impairment of goodwill. Based on the results of this valuation as of November 30, 2002, our goodwill was not impaired. Valuation of goodwill requires management estimation of projected discounted cash flows. Changes to projected cash flows or the discount rate could lead to the determination that our goodwill is impaired.

2002 Reorganization and Other Charges

      On October 7, 2002, the Company announced its intention to reorganize its operations to localize and concentrate its efforts on the Hallmark Channel in the U.S. and in its most successful international markets. The Company has made substantial progress reorganizing and localizing its operating and non-technical support functions formally located in the Company’s U.S. based offices and has transferred those responsibilities to regional staff and/or outsourced them. The Company has entered into an agreement with a local distribution partner, Pramer, who will perform the day-to-day operations of the Hallmark Channel in Latin America (Mexico, Central America and South America). We expect to complete the reorganization by the end of the first quarter of 2003. Once completed, our workforce will be reduced by approximately 30% or 130 positions.

      We recorded a charge of $28.8 million during the fourth quarter of 2002 reflecting the reorganization. This charge was comprised of a charge of $5.5 million for severance costs and charges of $23.3 million related to satellite and facility exit costs. As a result of the reorganization, the Company expects to reduce annual operating costs by $25.0 million, comprised primarily of decreases in expenditures for overhead, satellite and facilities, marketing and programming, when compared to 2002.

      In addition to and concurrently with the reorganization, we recorded an impairment charge in the fourth quarter of $56.0 million related to programming costs and subtitling and dubbing costs, reflecting the refinement of our programming strategy and projected usage. In the consolidated statement of operations for the year ended December 31, 2002, this charge is reflected as $30.2 million of affiliate programming costs, $17.9 million of non-affiliate programming costs, and $7.9 million of operating costs. The Company also wrote-down certain fixed assets in the amount of $1.2 million, which were considered impaired as a result of the reorganization of our facilities.

Effects of Transactions with Related and Certain Other Parties

      See Part III, Item 13, “Certain Relationships and Related Transactions.”

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenue. Total revenue for the year ended December 31, 2002, increased to $161.0 million from $107.1 million, which represents an increase of $53.9 million, or 50%, over the comparable period in 2001. Subscriber fee revenue increased to $67.9 million for the year ended December 31, 2002, from $66.5 million, which represents an increase of $1.4 million, or 2%, over the comparable period in 2001. The increased subscriber fee revenue resulted from expanded worldwide distribution offset by reduced license fee rates and increased subscriber acquisition fees in the United States. The number of subscribers to the Hallmark Channel, as of December 31, 2002, was 98.3 million compared to 87.9 million as of December 31, 2001, which represents an increase of 10.4 million, or 12%. Subscribers to our domestic channel increased from 43.5 million as of December 31, 2001, to 48.8 million as of December 31, 2002, which represents an increase of 5.3 million, or 12%. Subscribers to our service increased at a higher rate than subscriber fee revenue due to a number of factors such as adding new subscribers with free promotional periods, initial discounted subscriber fees, waiver of subscriber fees and bulk discounts from attaining certain subscriber levels. Eighty percent of subscriber fees revenue for the year ended December 31, 2002, and 79% of subscriber fees revenue for the year ended December 31, 2001, were earned internationally. The amount of subscriber fee revenue net of the subscriber acquisition fee expense was $13.5 million for the domestic Hallmark Channel for the year ended December 31, 2002, and $54.4 million for the international Hallmark Channel for the year ended December 31, 2002. Increased subscriber acquisition costs and other factors described above are expected to continue to result in a decline in net domestic subscriber revenue. Certain of our international subscriber fee rates have and will continue to decrease as we renew distribution agreements, which may provide for lower per subscriber rates than under previous agreements. International fees per subscriber are also expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry in certain more developed countries from subscriber fees revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets.

      Advertising revenue increased to $69.1 million for the year ended December 31, 2002, from $37.5 million, which represents an increase of $31.6 million, or 84%, over the comparable period in 2001. The increase in advertising revenue reflects the following during 2002: our growth in both domestic and international subscribers; higher ratings in the United States and in the United Kingdom; higher advertising rates; and expanded sales of advertising time primarily in the United States and the United Kingdom. Advertising revenue from our domestic channel was $46.0 million for the year ended December 31, 2002, compared to $25.4 million for the year ended December 31, 2001. Additionally, the number of advertisers on our domestic channel rose from approximately 122 in December 2001 to approximately 220 in the December 2002. During the fourth quarter of 2002, due to attainment of a contractual maximum, the amount of advertising revenue for our United Kingdom market substantially decreased.

      We may experience a decline in advertising revenue from certain international markets as a result of the reorganization announced in October 2002. Under the reorganized structure, regional staff and in the case of Latin America, Pramer, will assume the responsibility for a number of functions, including advertising sales.

      During the fourth quarter of 2001, we began earning film licensing fees revenue from our purchased film assets. In addition to our use of these film assets on our channels, we are generating film licensing fee revenue as we establish ourselves in the program distribution market. For the year ended December 31, 2002, we earned film licensing fee revenue of $24.0 million as compared to $2.3 million in the 2001. This level of licensing fees reflects what we believe to be a temporary soft demand in the international market for our film products.

      Cost of services. Cost of services for the year ended December 31, 2002, increased to $274.9 million from $188.9 million, which represents an increase of $86.0 million, or 45%, over the comparable period in 2001. Cost of services as a percent of net revenue decreased to 171% for the year ended December 31, 2002, as compared to 176% for the year ended 2001. This decrease was primarily due to our 50% increase in net revenue discussed above, offset by the effect of charges in 2002, discussed below.

      Total programming costs for the year ended December 31, 2002, increased 18% as Crown Media Holdings recorded a charge in the fourth quarter of $48.1 million related to certain programming write-offs reflecting the refinement of our programming strategy and projected usage. In third quarter 2001, the Company recorded a charge of $28.2 million related to the write-down of certain programming contracts with EM.TV and The Jim Henson Company, also reflecting refinement of our programming strategy and projected usage. For the year ended December 31, 2002, amortization of our film assets was $27.0 million, as compared to $3.5 million in 2001.

      Expanded distribution and new agreements in the U.S. resulted in an increase in subscriber acquisition fee expense of $37.8 million to $44.2 million for the year ended December 31, 2002, as compared to $6.4 million for the same period of 2001. As the result of the settlement and adjustment of certain contractual matters with U.S. distributors, expense of $21.6 million was recorded during the fourth quarter of 2002. Operating costs for the year ended December 31, 2002, which include playback, dubbing and subtitling, transponder and interstitial expenses, increased 7%, primarily as a result of the $7.9 million write-down of certain subtitling and dubbing costs in our international market.

      Selling, general and administrative expense. Selling, general and administrative expense for the year ended December 31, 2002, decreased to $60.2 million from $70.7 million, which represents a decrease of $10.5 million, or 15%, over the comparable period in 2001. These decreases resulted from a reduction in salary, benefit and travel expenses. Salary and benefit expenses declined as a result of the termination of certain high-level positions during 2001. Our continuing use of teleconferencing, changes to our travel policy, and an overall decrease in international travel lowered travel expenses. Selling, general and administrative expense as a percent of total revenue decreased to 37% for the year ended December 31, 2002, as compared to 66% for the year ended December 31, 2001. This decrease was partially due to the increase in total revenue of 50% noted above.

      Marketing expense. Marketing expense for the year ended December 31, 2002, increased to $48.9 million from $34.8 million, which represents an increase of $14.1 million, or 41%, over the comparable period in 2001. Marketing expense was higher for year ended December 31, 2002, due primarily to expanded marketing efforts related to the Hallmark Keepsake Sweepstakes campaign. The Hallmark Keepsake Sweepstakes resulted in $15.1 million of expense in the fourth quarter of 2002. Other marketing efforts in 2002 included amplified efforts to promote the premiers of Adoption and Stranded on our domestic channel and the relaunch of the Hallmark Channel in Australia.

      Reorganization expense. Reorganization expense for the year ended December 31, 2002, was $28.8 million. This charge was comprised of a charge of $5.5 million for severance costs and charges of $23.3 million related to satellite and facility exit costs. As a result of the reorganization, the Company expects to reduce annual operating costs by $25.0 million, comprised primarily of decreases in expenditures for payroll, satellite and facilities, marketing and programming, when compared to 2002. In October 2001, we implemented a reorganization, which resulted in the termination of a number of employees, primarily those in marketing, finance and administrative departments. In 2001, we recorded $4.6 million of reorganization expense, comprised primarily of severance benefits.

      Depreciation and amortization expense. Depreciation and amortization expense for the year ended December 31, 2002, increased to $11.0 million from $8.6 million, which represents an increase of $2.4 million, or 28%, over the comparable period in 2001. Depreciation and amortization expense was higher for the year ended December 31, 2002, due primarily to the $1.2 million write-down of certain impaired fixed assets during the fourth quarter of 2002.

      Amortization of goodwill. Amortization of goodwill for the year ended December 31, 2001, was $20.0 million. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which was being amortized over 20 years. In conjunction with the acquisition of EM.TV & Merchandising AG’s 50% interest in H&H Programming — Asia and the remaining 22.5% common interests in Crown Media United States on March 15, 2001, we recorded goodwill in the amount of $93.9 million, which was being amortized over 10 years. The amortization of goodwill arising from past acquisitions ceased as of January 1, 2002.

      Equity in net losses of unconsolidated entities and investment expenses. Equity in net losses of unconsolidated entities and for the two and one-half months ended March 15, 2001, was $655,000. We acquired the remaining common interests in Crown Media United States and H&H Programming — Asia on March 15, 2001.

      Guaranteed preferred beneficial accretion. Guaranteed preferred beneficial accretion for the year ended December 31, 2002, was $25.5 million as compared to $1.4 million in 2001. This expense relates to future payments on our debentures issued on December 17, 2001, in connection with the preferred securities of Crown Media Trust. We recorded gains of $11.7 million on marking our derivative liabilities to fair value for the year ended December 31, 2002, as a component of the accretion of guaranteed preferred beneficial interest. We anticipate that this expense will further increase until the Company’s redemption of the trust preferred securities in December 2007. Management has determined that the Company will not make an early redemption of its trust preferred securities prior to their maturity in December 2007. This determination had the consequent impact of increasing the cumulative interest rate from 14% to 18%.

      Interest income (expense) and other, net. Net interest and other expense for the year ended December 31, 2002, increased to $22.6 million from $10.4 million, which represents an increase of $12.2 million, over the comparable period in 2001. This increase was primarily due to increased borrowings under our credit facility and interest on our convertible debt. We anticipate that this expense will further increase until the Company’s redemption of the trust preferred securities in December 2007. Accretion expense of $495,000 related to certain discounted liabilities arising from the reorganization was also recorded in the fourth quarter of 2002.

      Income tax benefit (provision). Income tax provision for the year ended December 31, 2002, increased to $2.1 million from an income tax benefit of $3.3 million, which represent an increase of $5.4 million, or 161%, over the comparable period in 2001. This increase was due to a tax benefit from our film assets transaction during the fourth quarter 2001 and also to the tax on the foreign-based income resulting from increased international subscriber fees and advertising revenue as discussed above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Overview. Significant variances exist between results of operations in 2000 and 2001 as a result of the reorganization of Crown Media United States as of May 9, 2000, as well as the acquisitions of the remaining common interests of Crown Media United States and H&H Programming — Asia on March 15, 2001.

      Revenue. Total revenue for the year ended December 31, 2001, increased to $107.1 million from $66.8 million, which represents an increase of $40.3 million, or 60%, over the comparable period in 2000. Subscriber fees revenue increased to $66.5 million from $47.9 million for the year ended December 31, 2001, which represents an increase of $18.6 million, or 39%, over the comparable period in 2000. The increased subscriber fees revenue resulted from new market launches in the first half of 2001 and expanded distribution in existing markets. The number of subscribers to the Hallmark Channel, as of December 31, 2001, increased to 87.9 million from 60.0 million as of December 31, 2000, which represents an increase of 27.9 million, or 47%. Subscribers to our international channel increased at a higher rate than international subscriber fees revenue primarily because a number of new subscribers were added during promotional periods in which fees were reduced or waived. Seventy-nine percent of subscriber fees revenue for the year ended December 31, 2001, and 69% of subscriber fees revenue for the year ended December 31, 2000, were earned internationally. Subscribers to our domestic channel increased from 26.5 million as of December 31, 2000, to 43.5 million as of December 31, 2001, which represents an increase of 17.0 million, or 64%. During the third quarter of 2001, we completed a distribution agreement with DirecTV, which added approximately five million new subscribers.

      Our subscriber revenue is decreased by the amount of the subscriber acquisition costs. This expense amount was $6.6 million for the year ended December 31, 2001. See Note 2 of Notes to Consolidated Financial Statements.

      Advertising revenue increased to $37.5 million from $16.0 million for the year ended December 31, 2001, which represents an increase of $21.5 million, or 134%, over the comparable period in 2000. The increase in advertising revenue reflects our growth in subscribers, higher ratings, higher advertising rates in the domestic market, channel programming which became more attractive to advertisers, and expanded sales of advertising time primarily in the United States, the United Kingdom and Latin America. Advertising revenue from our domestic channel were $25.4 million for the year ended December 31, 2001, compared to $10.0 million for the year ended December 31, 2000.

      During the fourth quarter of 2001, we commenced earning revenue through a new business segment, film distribution, via our purchase of the Crown Media Library. Notwithstanding our use of these film assets on our channels, we are generating licensing fees revenue as we establish ourselves in the program distribution market and expand our customer base. As part of the purchase, we were entitled to all assets and assumed all liabilities generated by licensing the film assets to third parties from January 1, 2001, to September 28, 2001, which resulted in a $1.5 million reduction to the purchase price for the Crown Media Library. From the closing of the transaction in September 2001 to December 31, 2001, we earned licensing fees of $2.3 million.

      Cost of services. Cost of services for the year ended December 31, 2001, increased to $188.9 million from $90.7 million, which represents an increase of $98.2 million, or 108%, over the comparable period in 2000. Cost of services as a percent of total revenue increased to 176% for the year ended December 31, 2001, as compared to 136% for the year ended 2000. This increase was due to increased programming costs for year ended December 31, 2001, which rose 133%, as we invested in additional and higher quality programming, particularly series-based programming necessary to fulfill our programming strategy. This increase was also due to the $28.2 million of expenses incurred to write-off and exit certain programming contracts with EM.TV during third quarter 2001. These increases were offset to an extent by the utilization of our Network Operation Center to perform certain playback functions previously provided by third-party vendors. We also acquired and continue to amortize popular programming from third-party suppliers to meet our strategy and the demands of our customers. From the date of the acquisition until December 31, 2001, amortization of our film assets was $3.5 million. Generally, we will amortize our film assets used internally over ten years and for external sales upon recognizing revenue. To enhance the quality of our new and existing subscribers’ pay television experience and support the utilization of the Network Operations Center, we expanded the number of employees in our broadcast operations, contributing to the rise in our operating costs. Total cost of services increased due to our amortizing additional licensed programming, incurring costs related to exiting programming contracts, and servicing our expanded markets.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2001, increased to $84.0 million from $51.8 million, which represents an increase of $32.2 million, or 62%, over the comparable period in 2000. These increases primarily reflect increased costs associated with supporting expanded distribution in existing markets, supporting new markets and the continued development of a corporate infrastructure to support increased distribution and advertising, including expansion of the management team. In October 2001, we implemented a reorganization, which resulted in the termination of a number of employees, primarily those in marketing, finance and administrative departments. We recorded an expense of $4.6 million related to the reorganization, comprised primarily of salary and benefits. Due to a company-wide travel restriction in September 2001 and the implementation of teleconferencing, travel and entertainment expenses declined during the third quarter of 2001. Additionally, depreciation increased after the launch of our Network Operations Center in the first quarter of 2001 and the company-wide upgrade of our network infrastructure, computers and technical equipment. Selling, general and administrative expenses as a percent of total revenue were 78% for both of the years ended December 31, 2001 and 2000.

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

Additionally, in an effort to strengthen our domestic brand awareness, we incurred expenses related to the promotion and advertising campaigns supporting our August 5, 2001, re-branding of the Odyssey Network as the Hallmark Channel.

      Amortization of goodwill. Amortization of goodwill for the year ended December 31, 2001, increased to $20.0 million from $8.6 million, which represents an increase of $11.4 million, or 132%, over the comparable period in 2000. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, and the acquisition of the remaining common interests in Crown Media United States and H&H Programming — Asia on March 15, 2001, we recorded goodwill in the amounts of $248.8 million and $93.9 million, which have been amortized over 20 years and 10 years, respectively. The amortization of goodwill arising from past acquisitions ceased as of January 1, 2002, in accordance with revised accounting standards issued by the Financial Accounting Standards Board in June 2001. We no longer record amortization expense of $5.5 million per quarter, or $22.0 million per year, which will significantly decrease our net loss subsequent to December 31, 2001. However, goodwill and other intangible assets are subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a methodology for measuring impairments, prescribed by these pronouncements.

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

      Guaranteed preferred beneficial accretion. Guaranteed preferred beneficial accretion for the year ended December 31, 2001, was $1.4 million. This expense relates to future payments on our debentures issued on December 17, 2001, in connection with the preferred securities of Crown Media Trust.

      Interest income (expense), net. Net interest expense for the year ended December 31, 2001, was $10.4 million. Net interest income for the year ended December 31, 2000, was $523,000. The increase in net interest expense was primarily due to increased borrowings from our credit facility to fund operations.

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

Liquidity and Capital Resources

      Cash used in operating activities was $169.9 million and $245.7 million for the years ended December 31, 2002 and 2001, respectively. Cash was used primarily to fund operating expenditures related to net losses of $313.0 million and $229.8 million for the years ended December 31, 2002 and 2001, respectively. The decrease from 2001 to 2002 was primarily due to substantially higher domestic and UK advertising revenue and related cash receipts, and a decrease in programming purchased for our international markets outside the UK. This decrease was partially offset by increased programming purchased in our U.S. and UK markets to meet our strategy and the demands of our customers and higher subscriber acquisition fee payments as a result of our expanded distribution in domestic markets.

      Cash used in investing activities was $4.1 million and $11.3 million for the years ended December 31, 2002 and 2001, respectively. During the first quarter of 2001, we completed and launched our Network

Operations Center, which required substantial capital expenditures in both 2000 and 2001. Capital expenditures in 2002 were limited.

      Cash provided by financing activities was $160.1 million and $236.7 million for the years ended December 31, 2002 and 2001, respectively. During 2001, we borrowed $100.0 million through a term loan under our credit facility to fund the film assets transaction and $70.0 million under the credit facility revolver to repay borrowings under our HC Crown notes. Additionally, we used the proceeds from the private placement transaction to pay $69.4 million of programming obligations under agreements with Hallmark Entertainment Distribution and to repay $33.5 million of borrowings under an HC Crown note. In 2002, we borrowed funds under the credit facility and the HC Crown note to meet our operating demands.

      Cash used in operating activities was $245.7 million and $105.3 million for the years ended December 31, 2001 and 2000, respectively. Cash was used primarily to fund operating expenditures related to net losses of $229.8 million and $116.1 million for the years ended December 31, 2001 and 2000, respectively. The increase in cash used during 2001 as compared to 2000 was the result of new programming strategies, expanding distribution, and the re-launch of our channels as the Hallmark Channel.

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

      Cash provided by financing activities was $236.7 million and $149.7 million for the years ended December 31, 2001 and 2000, respectively. On December 17, 2001, we completed a private placement transaction of preferred securities, which generated cash proceeds of $251.6 million. A portion of these net proceeds, $111.6 million, was placed in escrow to pay the current maturities of our credit facility on January 7, 2002. Additionally, we borrowed $263.1 million under our credit facility and $116.2 million under our notes with HC Crown to meet operating requirements and finance the film asset transaction. On May 9, 2000, we completed an initial public offering, which generated net proceeds of $125.4 million. Prior to the initial public offering, we obtained $24.1 million in borrowings from an affiliate and $10.0 million in capital contributions to fund our pre-acquisition obligation to Crown Media United States.

      The following table aggregates all of our contractual commitments as of December 31, 2002.

	Scheduled Payments by Period

			Less			After
			Than 1	2-3	4-5	5
Contractual Obligations	Total		Year	Years	Years	Years

Long-Term Debt	$373.2		$0.3	$—	$372.9	$—
Capital Lease Obligations	10.7		1.4	3.3	3.8	2.2
Operating Leases	89.3		15.5	30.4	21.7	21.7
Other Long-Term Obligations
Program license fees payable to non-affiliates and NICC	90.0		50.8	39.2	—	—
Program license fees payable to Hallmark Entertainment Distribution	68.2	(a)	8.0	—	60.2	—
Program license fees payable for future windows	219.5		66.0	96.6	45.1	11.8
Subscriber acquisition fees(b)	48.5		45.9	2.6	—	—
Payable to Hallmark Entertainment Holdings	52.1	(c)	—	—	52.1	—
Payable to Hallmark Entertainment	47.9	(c)	—	—	47.9	—
Guaranteed preferred beneficial interests in Crown Media Trust’s debentures	221.6	(d)	—	—	221.6	—
Preferred Minority Interest	25.0		—	25.0	—	—

Total Contractual Cash Obligations	$1,246.0		$187.9	$197.1	$825.3	$35.7

(a)	Can only be paid with certain prescribed sources of funds as defined in the private placement agreement, assuming such funds are available.

(b)	We executed in early November 2002 an amendment to a distribution agreement with one of our domestic distributors. This agreement and any other amendments to current domestic distribution agreements will significantly increase subscriber acquisition fees payable.

(c)	Can only be paid subsequent to repayment of credit facility per agreement.

(d)	Currently, the Company expects to redeem the preferred securities at their maturity in 2007.

      Our financial position and operations changed significantly during 2001. Substantial revenue producing assets were acquired through the issuance of debt and stock with funds available under our credit facility. In August 2001, we issued $80.1 million of common stock for additional carriage on a U.S. pay television distributor. In September 2001, we acquired approximately 700 films for $592.0 million in common stock and assumption of $220.0 million of debt. The expectation is that these additional assets will provide revenue for the foreseeable future. These acquisitions and our continuing use of cash in operations required several financing transactions during 2001. In September 2001, we established a bank credit facility of $285.0 million, which was subsequently increased in December 2001, to $320.0 million. In December 2001, we also issued preferred securities in a private placement transaction for $265.0 million. During 2002 we did not enter into any additional financings, but did borrow $168.5 million on the remainder of our credit facility and were advanced $5.0 million under our line of credit with HC Crown.

      In connection with our growth strategy, we expect that we will continue to make significant investments in programming and distribution. Programming expenditures for 2003 are expected to be in the range of $175.0 million to $185.0 million, and cash payments for subscriber acquisition fees in 2003 are expected to be $50.0 million to $60.0 million. We also expect that the reorganization announced in October 2002 will reduce operating costs by $25.0 million annually. Our principal uses of funds during the next 12 months are expected to be the payment of operating expenses (including but not limited to licensing programming from third parties and subscriber acquisition fees) and debt service payments of $30.0 million to $33.0 million.

      Our principal sources of funds are currently continuing cash inflows from operations (after expenditures for programming and subscriber acquisition fees), cash on hand, available borrowings under the $75.0 million HC Crown line of credit, and periodic cash inflows expected under the new tax sharing agreement described below. On December 31, 2002, we had an available cash balance of $335,000 and $70.0 million available under the HC Crown line of credit. We have been borrowing under the line of credit with HC Crown in 2002 and 2003 in order to support the cash needs of our operations. We expect that the tax sharing agreement with Hallmark Cards will result in receiving a minimum of $40.0 million to $50.0 million in cash during 2003. Taking into account our projected revenues and expenditures, we believe that cash inflows from operations, cash on hand, the HC Crown line of credit and periodic payments received under the tax sharing agreement will be sufficient for our liquidity needs through at least March 31, 2004.

      We project that advertising revenue and subscriber revenue will increase in 2003, and that certain operating expenses will decrease due to the reorganization in the fourth quarter of 2002. Any decline in the popularity of the Hallmark Channel, future modifications to our distribution agreements, a decline in the advertising market, unexpected increased competition or other adverse operating conditions could impact our ability to achieve our projected operating results. If projected operating results are not achieved, we would need to obtain additional funding. In that event, we would consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to us. Any new debt financing would require the agreement of existing lenders and preferred securities holders.

Cash Flow Risks

      Our dependence on operating cash flow, in addition to other cash resources, means that risks involved in our businesses can significantly affect our liquidity. We expect subscriber revenue and advertising revenue will increase in 2003. In addition, we expect our reorganization in the fourth quarter of 2002 will result in decreases in certain operating expenses. Any unexpected decrease in projected subscriber revenue or advertising revenue, or unanticipated expenses could result in the need to raise additional cash externally. We have no arrangements for any additional external financings of debt or equity, and we are not certain whether any such financing would be available on acceptable terms or whether it would be permitted under our credit facility and preferred securities.

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

      The credit facility contains a number of affirmative and negative covenants. Negative covenants include: Limitations on indebtedness, liens, investments, “Restricted Payments,” capital expenditures, changes in our business activities, and other matters; not amending the promissory note with HC Crown, the related letter of credit issued for our benefit or certain of our other material agreements; a requirement that EBITDA not be less than specified amounts for each quarter through December 31, 2003 and specified amounts for each fiscal year, starting December 31, 2004, maintaining net worth, as defined, of not less than specified base amounts plus income and 50% of equity investments after December 17, 2001, which includes a base amount of $602 million at December 31, 2002 decreasing to a base amount of $505 million at December 31, 2003; not permitting the Leverage Ratio (that is, the ratio of aggregate principal amount of indebtedness at the date of determination excluding any preferred stock and non-interest bearing obligations to EBITDA for the 12-month period ending on the date of determination) to exceed maximum leverage ratios from December 31, 2004 through June 30, 2006; and not permitting the Interest Coverage Ratio (the ratio of EBITDA to interest expense) at any time during the twelve-month periods ending at the end of each calendar quarter commencing December 31, 2004 to be less than specified ratios. Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the HC Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards, Hallmark Entertainment or any of their affiliates. The bank credit agreement permits Crown Media Holdings to use net cash proceeds from the issuance of debt or equity to be used for certain Restricted Payments. The bank credit agreement also permits, among other things, payments by Crown Media Holdings to Hallmark Entertainment Distribution under program license agreements and to Hallmark Entertainment, Hallmark Cards or their affiliates under the terms of service agreements up to certain dollar amounts.

      Events of default under the bank credit agreement include: The failure to pay principal or interest, with the default continuing unremedied for five days after receipt of an invoice; a failure to observe covenants; a change in control; a change in management; a termination by Hallmark Cards or any of its affiliates of the right of Crown Media Holdings or its subsidiaries to use the names “Hallmark” or “Crown” in their television services or any channels owned or operated by them; or an event of default in relation to our trust preferred securities. For purposes of the credit facility, a change in control means that (a) Hallmark Cards ceases to own directly or indirectly at least 80% of the equity interest of Hallmark Entertainment (b) Hallmark Entertainment Holdings, Inc. ceases to have sufficient voting power to elect a majority of Crown Media Holdings’ board of directors or beneficial ownership of over a majority of the outstanding equity interest of Crown Media Holdings having voting power (c) the majority of the Board is not comprised of individuals who were either in office or who were nominated by a two-third’s vote of individuals in office or so nominated as at December 17, 2001, or (d) the consummation by the Company of a Rule 13e-3 transaction (or a “going-private” transaction) as defined in the Securities Exchange Act. A change in management means Robert Halmi, Jr. ceases for any reason to perform his functions and serve as chairman of Crown Media Holdings and Crown Media Holdings fails for a period of 90 consecutive days to propose a replacement acceptable to the lenders in their discretion.

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

      Each preferred security has a stated liquidation amount of $1,000, and each contingent appreciation certificate entitles the holder to receive cash, or at the holder’s option, purchase approximately 38.3 shares of the Company’s Class A common stock at a price of $13.07 per share, subject to adjustment. Crown Media Trust issued the preferred securities to Crown Media Holdings in exchange for Crown Media Holdings’ 6.75% Subordinated Debentures due in 2007. Crown Media Holdings will pay interest on the Debentures at the same rate and at the same time as Crown Media Trust will make distributions on the preferred securities. Crown Media Holdings has guaranteed on a subordinated basis Crown Media Trust’s obligations under the preferred securities.

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

      The contingent appreciation certificates issued by Crown Media Holdings will expire on March 15, 2008. On or after the occurrence of certain defined purchase or liquidation events, the holders will be entitled, at their option, (i) to a cash payment for a minimum return amount, or (ii) a right to purchase approximately 38.3 shares of Class A common stock at a price initially equal to $13.07, subject to adjustment, calculated on the date Crown Media Trust redeems or purchases the preferred securities. The minimum return amount means the amount when added to the liquidation amount and all cash distributions, which yields an internal rate of return of 14.0% to 18.0%, depending on the date of redemption or purchase. The contingent appreciation certificates, if fully exercised for stock, would represent approximately 10.1 million shares of the Company’s Class A common stock.

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

Tax Sharing Agreement

      On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards. Hallmark Cards will include Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards will benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards will pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under this federal tax sharing agreement, at Hallmark Cards’ option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets. For further information regarding the tax sharing agreement, see Part III — Item 13. Certain Relationships and Related Transactions — Tax Sharing Agreement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002, the decline of the fair value of the fixed income portfolio would not be material.

      As of December 31, 2002, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $675,000, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

      The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At December 31, 2002, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the year ended December 31, 2002, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

      We have not used derivative financial instruments for speculative purposes. As of December 31, 2002, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

      As of December 31, 2002, we estimated the fair value of borrowings under our bank credit facility, excluding accrued interest, to be approximately $320.0 million and the fair value of borrowings under our line of credit with HC Crown, excluding interest, to be approximately $5.0 million. Because the interest rates on these facilities are variable and are reset periodically, the fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% increase or decrease in assumed interest rates would decrease or increase the fair value of our debt by approximately $1.4 million. These calculations include the assumption that the balance of our outstanding debt as of December 31, 2002, would not change during the year and that a yearly interest rate was used. To the extent interest rates increase, our costs of financing will also increase because of variable rates applicable to our outstanding debt. A hypothetical increase in assumed interest rates of 10% would have resulted in additional interest expense of $1.4 million during the year ended December 31, 2002.

      As of December 31, 2002, we estimated the value of our preferred securities to be approximately $269.5 million and the value of our derivative liability to be $762,000 using quoted market prices where available, or discounted cash flow analyses. The value of our derivative liability is affected by fluctuations in our stock price and interest rates. A hypothetical 10% increase in our stock price would increase the value of our derivative liability by approximately $118,000. A hypothetical 10% decrease in our stock price would decrease the value of our derivative liability by approximately $186,000. A hypothetical 10% increase in the interest rate would decrease the value of our derivative liability by approximately $30,000. A hypothetical 10% decrease in the interest rate would decrease the value of our derivative liability by approximately $49,000. These calculations include the assumption that the balance of our derivative liability as of December 31, 2002, would not change during the year and that a yearly interest rate was used.

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

      Our material interest bearing assets consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing assets was $675,000, or less than 1% of total assets, as of December 31, 2002. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, our bank credit facility, and our private placement. The balance of those liabilities was $384.5 million, or 49% of total liabilities, as of December 31, 2002. The balance of our guaranteed preferred beneficial interest in Crown Media Trust’s debentures was $221.6 million. Net interest expense for the year ended December 31, 2002, was $22.4 million, or 14%, of our total revenue. Our guaranteed preferred beneficial accretion for the year ended December 31, 2002, was $25.5 million, or 16%, of our total revenue. Our net interest expense and preferred beneficial interest expense is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and the volatility of our Class A common stock to the extent this volatility impacts the value of the derivative liability in our preferred securities. In this regard, changes in U.S. interest rates affect the interest bearing assets and our borrowings as do changes in the price of our Class A common stock.

We are exposed to risks relating to foreign currency exchange rates and foreign economic conditions.

      We evaluate our foreign currency exposure on a net basis. We receive subscriber fees and advertising revenue from countries throughout the world. Increasingly, however, these are being offset by expenses arising from our foreign facilities as well as non-U.S. dollar expenses. Generally, payments required under our agreements are denominated in U.S. dollars and, therefore, unaffected by foreign currency exchange rate fluctuations. We have some exposure to changes in exchange rates in Latin America, Europe, Asia, and Africa. However, our exposure to foreign exchange rates primarily exists with the British pound. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar-

based revenue decreases; when the U.S. dollar weakens, the U.S. dollar value of non-U.S. dollar-based revenue increases. Accordingly, changes in exchange rates, and in particular, a strengthening of the U.S. dollar, may adversely affect our revenue as expressed in U.S. dollars.

Item 8.	Consolidated Financial Statements and Supplementary Data

      Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

      The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2003 annual meeting of stockholders under the headings “Election of Directors,” “Board Information,” “Compensation of Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Security Ownership of Certain Beneficial Owners and Management.” We intend to file the definitive proxy statement with the Securities and Exchange Commission on or prior to April 30, 2003.

Item 10.	Directors and Executive Officers of the Company

      The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on or about June 10, 2003 under the headings “Election of Directors,” “Board Information,” and “Compensation of Directors and Executive Officers,” and is incorporated by reference herein.

Item 11.	Executive Compensation

      The information required by this Item 11 is set forth in the Proxy Statement under the headings “Board Information” and “Compensation of Directors and Executive Officers,” and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

      The number of shares of common stock was determined by a formula based on the average closing price of the common stock from November 6, 2000 (the date we announced that we were contemplating the transaction) to September 27, 2001 (the day prior to closing), which average price was $17.78 per share. A committee of directors independent of Hallmark Entertainment and its affiliates considered and negotiated this transaction, including the purchase price, and received a fairness opinion from its financial advisor. Additionally, the stockholders of Crown Media Holdings, other than Hallmark Cards and its affiliates, approved the transaction at a meeting on July 17, 2001. Of the shares issued in the transaction, 425,000 shares were issued into escrow and were returned to us when the settlement of a stockholder lawsuit relating to the transaction became final.

      In connection with the purchase of the film library assets, we entered into the following additional agreements:

      Service Agreement with Hallmark Entertainment

•	Hallmark Entertainment will provide services related to the administration, distribution and other exploitation of the film library assets, and we will pay Hallmark Entertainment approximately $1.5 million per year for the three-year term of the agreement. Either party may terminate the agreement after the first year upon 60 days written notice.

•	Hallmark Entertainment will use commercially reasonable efforts to maximize the licensing revenue from the film library assets consistent with its past efforts for comparable products among the film library assets.

•	We have sole discretion to determine which of the purchased films will be licensed by Hallmark Entertainment to third parties, as well as the distribution territories, time periods and other licensing terms.

      Registration Rights Agreement

•	We agreed to grant Hallmark Entertainment Distribution four demand registration rights and unlimited piggyback registration rights with respect to the shares of Class A common stock that were issued in the transaction.

      In connection with the purchase of the film assets, the program agreements between Hallmark Entertainment Distribution and each of Crown Media International and Crown Media United States were amended as described below.

Hallmark Program Agreements

      Crown Media International. Crown Media International licenses programming from Hallmark Entertainment Distribution for distribution on a country-by-country basis outside the United States and Canada, under an Amended and Restated Program License Agreement, dated as of January 1, 2001, between Crown Media International and Hallmark Entertainment Distribution. Under this program agreement, Crown Media International is required to license from Hallmark Entertainment Distribution, and Hallmark Entertainment Distribution is required to license to us, for the term of the agreement, ending on December 31, 2005, substantially all of the television motion pictures and miniseries Hallmark Entertainment Distribution owns or produces. Crown Media International is not required to license more than 50 new pictures or miniseries per year and is not required to license any picture or miniseries if not produced, co-produced or financed by Hallmark Entertainment Distribution, unless Hallmark Entertainment Distribution acquired rights to the picture or miniseries prior to January 1, 2001. The program agreement is renewable at the option of Crown Media International for an additional five-year period, provided that it is not in default under the program agreement or any other agreement it has with Hallmark Entertainment Distribution.

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

      Crown Media International pays license fees to Hallmark Entertainment Distribution on a country-by-country, program-by-program basis for each of the three time periods for which it licenses programming. The fees generally increase 5% per year and are payable in four equal installments for the first time period and six equal installments for subsequent time periods. During the years ended December 31, 2001 and 2002, Crown Media International paid $39.4 million and $5.3 million in fees under its original program agreement with Hallmark Entertainment Distribution, dated as of July 1, 1999. As of December 31, 2001 and 2002, there were $6.0 million and $11.9 million, in accrued and unpaid fees. We anticipate that the fees payable to Hallmark Entertainment Distribution under the amended and restated program agreement will be lower as a result of our purchase of film library assets we previously licensed from Hallmark Entertainment Distribution.

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

      Crown Media United States pays license fees to Hallmark Entertainment Distribution in equal annual installments over the five-year period that it telecasts the movie or miniseries. The fees generally increase 5% per year. During the years ended December 31, 2001 and 2002, Crown Media United States paid Hallmark Entertainment Distribution $30.0 million and $19.7 million in fees under the original program agreement dated as of November 13, 1998. As of both December 31, 2001 and 2002, Crown Media United States had $56.3 million in accrued and unpaid program license fees under the program agreement. We anticipate that the fees payable to Hallmark Entertainment Distribution under the amended and restated program agreement will be lower as a result of our purchase of film library assets we previously licensed from Hallmark Entertainment Distribution.

      Our officers and representatives of Hallmark Entertainment Distribution negotiated the terms of these programming agreements. The agreements were approved by our Board of Directors. Changes from previously existing programming agreements were reviewed by the independent committee of the Board of Directors that considered the purchase of the Crown Film Library in 2001

Crown Media United States Amended and Restated Company Agreement

      In connection with an investment by Crown Media International in Crown Media United States on November 13, 1998, HEN Domestic Holdings, Inc., a wholly owned subsidiary of Crown Media International, and Vision Group, VISN Management Corporation (“VISN”) and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States. As of February 22, 2001, the parties agreed to certain amendments to the amended and restated company agreement, as more fully described below. The company agreement was negotiated at arm’s length with the other party or parties to the agreement.

      VISN, a subsidiary of NICC, owns a $25.0 million preferred interest in Crown Media United States. Under the amended and restated company agreement, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of:

•	such excess;

•	$5.0 million; or

•	the amount equal to the preferred liquidation preference on the date of redemption.

      The members also agreed that Crown Media United States will redeem the preferred interest at the preferred interest liquidation preference on the date of redemption of December 31, 2010.

      Under the amended and restated company agreement, Crown Media United States is required to make certain payments to NICC in relation to the provision of programming by NICC. Prior to the February 2001 amendment, these payments were $3.5 million annually and, so long as VISN owned the preferred interest, $1.5 million multiplied by the quotient of the preferred liquidation preference divided by $25.0 million. For the year ended December 31, 2000, Crown Media United States paid $5.1 million to NICC in accordance with the amended and restated company agreement. Pursuant to the amendment adopted in 2001, Crown Media United States will be required to pay to NICC a total license fee comprised of:

•	$5.3 million per year, with CPI escalations, for two recurring programming blocks;

•	up to $10 million per year for production costs of an additional recurring “signature” series program block;

•	up to $600,000 per “non-dramatic” holiday special produced by NICC; and

•	$1 million per “dramatic” holiday special co-produced by NICC and Hallmark Entertainment.

      In addition, during 2000, Crown Media United States was required to broadcast a minimum of 30 hours of programming from NICC and an additional 10 hours of values-based programming. Pursuant to the February 2001 amendment, Crown Media United States is required to broadcast 15 1/2 hours per week of “faith and values” programming. In addition, NICC produces or co-produces for Crown Media United States up to six dramatic or non-dramatic holiday specials per year and a signature series. Crown Media United States funds a portion of the production costs of this new programming as described above. In addition, pursuant to the February 2001 amendment, Crown Media United States is required to assist NICC in launching and operating a new channel, which will be distributed by digital satellite and cable. This assistance will include the provision to NICC of management and operation services, with some services at no cost and some services for fees.

      The term of the obligations contained in the February 2001 amendment expire on March 26, 2006, but may be terminated earlier if NICC sells more than 50% of the Crown Media Holdings shares it owned on February 22, 2001. In addition, six months prior to the expiration of the agreement, Crown Media United

States must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels. During the years ended December 31, 2001 and 2002, Crown Media United States paid the National Interfaith Cable Coalition $5.3 million and $9.3 million, respectively, related to this agreement.

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

Acquisition of Remaining Interests in Crown Media United States and H&H Programming — Asia

      In March 2001, we purchased the 22.5% interest of The Jim Henson Company in Crown Media United States and its 50% interest in H&H Programming — Asia. As a result, we now own 100% of the common interests in Crown Media United States and H&H Programming — Asia. In consideration for these interests, we issued 5,377,721 shares of our Class A common stock to The Jim Henson Company. On July 27, 2001, Hallmark Entertainment purchased the 5,377,721 shares of our outstanding Class A common stock from The Jim Henson Company. For additional information on this transaction, see “Development of Business” in Item 1 Business in this Report and Item 7 Management’s Discussion and Analysis of Financial Condition and Operating Results in this Report.

DIRECTV Affiliation Agreement

      On August 20, 2001, Crown Media United States entered into an Affiliation Agreement with DIRECTV, Inc., a wholly owned subsidiary of DIRECTV Enterprises, Inc. Pursuant to the Affiliation Agreement, DirecTV will distribute the Hallmark Channel on the TOTAL CHOICE® tier of its DBS distribution system in the United States and pay us license fees for such distribution. At the same time we entered into a Stock Purchase Agreement with DIRECTV Enterprises whereby we issued 5,360,202 shares of our Class A common stock. Prior to entering into agreements related to the affiliation agreement, DIRECTV Enterprises, Inc. was not a stockholder of Crown Media Holdings.

Hallmark Advertising

      Hallmark Cards made a $1.4 million advertising commitment to Crown Media United States covering a one-year period from the fourth quarter of 2002 through the third quarter of 2003. Hallmark Cards purchased $5.0 million advertising commitment to the Hallmark Channel in the U.S. for both the 2000/2001 and 2001/2002 broadcast years. During each of the years ended December 31, 2001 and 2002, Hallmark Cards purchased $5.0 million of advertising on the Hallmark Channel in the United States at negotiated market rates.

Marketing Agreement

      Crown Media United States and Hallmark Cards entered into an agreement to sponsor the Hallmark Keepsake Sweepstakes, a national promotion in November and December 2002, involving a watch-and-win contest, prize give-aways, and six Hallmark Entertainment original productions. Crown Media United States committed up to $15.1 million to this sponsorship through the first quarter 2003 and Hallmark Cards and Hallmark Entertainment Holdings also provided contest prizes and marketing and promotional assistance up to a similar value. The goal of this national promotion is to increase viewership and ratings for the domestic Hallmark Channel.

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

      On December 14, 2001, the Company executed a promissory note, in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank credit facility and the Crown Media Trust preferred securities, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown’s obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of December 31, 2001, the Company had no borrowings under this note to HC Crown. As of December 31, 2002, the Company had borrowed $5.0 million under this note. Under this note, the Company is obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. At December 31, 2001, the $1.1 million commitment fee was included in payable to affiliates in the accompanying consolidated balance sheets. In December 2002, we issued 123,831 shares as payment for a portion of the commitment fee in the amount of $843,750. At December 31, 2002, $281,250 was included in payable to affiliates in the accompanying consolidated balance sheets. The line of credit was required by the credit facility and was amended to its present form in conjunction with the issuance of the Crown Media Trust’s preferred securities.

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

Real Property Lease

      In connection with our lease of office facilities at 6430 S. Fiddlers Green Circle, Greenwood Village, Colorado, Hallmark Entertainment signed a guaranty of lease obligations on June 1, 1998, at no cost to us. Under the guaranty, Hallmark Entertainment agreed to guarantee full and timely performance of all of our obligations during our lease term. The lease is for 52,988 square feet and has a term of 10 years that ends in August 2008. The lease provides for a rate of $22.64 per square foot during the first year of the lease and increases annually to $27.08 per square foot in 2008.

Stockholders Agreement And Registration Rights

General

      We are a party to a stockholders agreement, amended and restated as of August 30, 2001, as amended with VISN, Hughes Electronics Corporation (“Hughes”), and Hallmark Entertainment Investments. The stockholders agreement provides that our Board will consist of not less than 15 directors, with 12 nominated by Hallmark Entertainment Investments, one nominated by VISN and two independent directors, who must not be officers, directors or employees of any of the parties or their affiliates, and who will be nominated by the Board. The rights of the parties to nominate a director will terminate on the later of (1) such party owning less than 5% of our common stock then outstanding or (2) such party ceasing to own at least 75% of the number of shares of our common stock held by them immediately after our initial public offering in May 2000. Hughes is entitled to appoint an observer to the board of directors of Crown Media Holdings until Hughes and its affiliates cease to own beneficially in the aggregate at least 75% of the shares of our common stock acquired by DirecTV, the predecessor holder of the shares now held by Hughes, in the August 2001 transaction.

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

      In addition, the stockholders agreement provides that, in the event that Hallmark Entertainment Investments proposes to transfer 20% or more of our outstanding common stock to an unaffiliated third party, each other party to the stockholders agreement will have the right to participate on the same terms in that transaction with respect to a proportionate number of such other party’s shares, except for Hughes.

Hallmark Entertainment Investments Co. Stockholders Agreement

      On March 11, 2003, Hallmark Entertainment Holdings, Inc. (“Hallmark Entertainment Holdings,” a subsidiary wholly owned indirectly by Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings investors, Liberty Crown, Inc. (“Liberty”), a subsidiary of Liberty Media, and J.P. Morgan, also contributed 100% of their Crown Media Holdings Shares to Hallmark Entertainment Investments and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for Hallmark Entertainment Investments shares. Prior to this Hallmark Entertainment Investments transaction, J.P. Morgan and Liberty were parties to the Crown Media Holdings stockholders agreement described above. As a result of the Hallmark Entertainment Investments transaction, J.P. Morgan and Liberty no longer have any rights pursuant to such stockholders agreement. However, Hallmark Entertainment Investments has advised Crown Media Holdings that J.P. Morgan and Liberty will retain similar rights with respect to Crown Media Holdings pursuant to the Hallmark Entertainment Investments stockholders agreement dated March 11, 2003, among Hallmark Entertainment Investments, Hallmark Entertainment Holdings, Liberty, VISN, and J.P. Morgan, including the following:

•	Liberty and J.P. Morgan each have the right to designate one person as one of the directors to the Crown Media Holdings Board that Hallmark Entertainment Investments is entitled to nominate under the Crown Media Holdings stockholders agreement described above;

•	Hallmark Entertainment Investments will not permit Crown Media Holdings or its subsidiaries to enter into any material transaction, except for specified transactions, with any affiliates involving an aggregate value of (a) $35.0 million or less, unless such transaction is approved by a majority of Crown Media Holdings’ independent directors and (b) more than $35.0 million, unless such transaction is approved by a majority of the members of Crown Media Holdings’ Board not nominated by any affiliate of Hallmark Entertainment Holdings (provided that directors designated by Liberty and J.P. Morgan will not be treated as being nominated by any affiliate of Hallmark Entertainment Holdings);

•	registration rights as provided for minority stockholders in the Crown Media Holdings stockholders agreement;

•	Hallmark Entertainment Investments may not take certain actions as specified in the Hallmark Entertainment Investments stockholder agreement without the consent of J.P. Morgan and Liberty; and

•	if Hallmark Entertainment Holdings proposes to transfer 20% or more of Hallmark Entertainment Investments common stock to an unaffiliated third party, each of J.P. Morgan, Liberty and VISN will have the right to participate on the same terms in the transaction on a proportional basis.

Registration Rights

      Under the stockholders agreement, Hallmark Entertainment Investments has the right to require us on four occasions, and the other parties, as a group, have the right to require us on two occasions, to register for sale their shares of our common stock, so long as the number of shares they require us to register in each case is at least 7% of our common stock then outstanding. The other parties also have an unlimited number of “piggyback” registration rights. This means that any time we register our common stock for sale, they will have the right to include their common stock in that offering and sale.

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

Rights Relating To Crown Media United States Amended And Restated Company Agreement

      Under the stockholders agreement, so long as we or any of our affiliates are entitled to have a representative on the Crown Media United States governance committee, and VISN and its affiliates either are entitled to nominate to, or designate a member of, our Board, or beneficially own any preferred interests in Crown Media United States, neither we nor any of our affiliates will, without the consent of the member of our Board nominated by VISN or a representative of NICC, vote in favor of:

•	any specified change in, or action described in, the Crown Media United States amended and restated company agreement that relates to VISN’s preferred interest in Crown Media United States or that relates to VISN’s rights to programming on the Hallmark Channel in the U.S. or its programming budget;

•	any repayment or redemption of specified equity interests in Crown Media United States;

•	any transfer of all of Crown Media United States’ assets or any business combination involving Crown Media United States where Crown Media United States is not the surviving entity, unless the transferee assumes specified obligations under the Crown Media United States amended and restated company agreement until the later of the fifth anniversary of these offerings or the second anniversary of the transfer or business combination;

•	the dissolution of Crown Media United States, except in connection with a complete liquidation;

•	any transfer of all of Crown Media United States’ assets to, or any business combination involving Crown Media United States’ with, us or any of our affiliates, or any other material transaction with us or any of our affiliates, unless we comply with specified restrictions relating to any financial benefit we receive from the transaction that is more than what we would have received had the transaction been on an arm’s-length basis or on commercially reasonable terms;

•	any transfer of all of Crown Media United States’ assets or any business combination involving Crown Media United States where Crown Media United States is not the surviving entity, prior to the second anniversary of the initial public offering; or

•	any amendment to the Crown Media United States’ amended and restated company agreement that would result in none of us or our affiliates having the right to consent to take any of the actions listed in the above bullet points.

      We have agreed under the stockholders agreement not to transfer any of our interests in Crown Media United States prior to the second anniversary of the initial public offering without the consent of VISN or NICC. In addition, we have agreed not to transfer any of our interests in Crown Media United States after the second anniversary of the initial public offering unless the transfer is conditioned on the requirement that the transferee assume our obligations described above. Under the terms of the stockholders agreement, the transferee’s obligations will generally expire on the later of (1) the fifth anniversary of the initial public offering, (2) the second anniversary of the transfer or (3) the repayment of VISN’s preferred interest in

Crown Media United States, except that the obligations of the transferee will expire upon dissolution of Crown Media United States.

Intercompany Services Agreement

      We signed a new intercompany services agreement, effective January 1, 2003, with Hallmark Cards under which Hallmark Cards has agreed for a term of three years, subject to cancellation by either party after the first or second year, to provide us with the following services:

•	tax services;

•	risk management, health, safety and environmental services and insurance;

•	legal services;

•	treasury and cash management services; and

•	real estate consulting services.

      We have agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. We made no payments to Hallmark Cards in 2001 or 2002 for services, expenses and fees under the previous intercompany services agreement. The fee under these previous agreements was $500,000 per year. The balance of the payable for services, expenses and fees under the previous agreement as of December 31, 2001 and 2002, was approximately $2.0 million and $2.5 million, respectively. The intercompany services agreement was originally negotiated between officers of Crown Media International and Hallmark Cards. The management of Crown Media International believed that the services provided under the agreement had a value at least equal to the annual fee.

      In addition to the services described above, we have incurred costs that have been paid by Hallmark Entertainment on our behalf related to payroll and benefits, insurance, operating, financial and capital expenditures. These costs are reflected on our financial statements, and to the extent that we have not reimbursed Hallmark Entertainment, the costs are included in payables to affiliates in our consolidated financial statements included elsewhere in this report. We reimbursed Hallmark Entertainment $3.6 million, for the year ended December 31, 2001, and $1.4 million for the year ended December 31, 2002. The balance of the payable as of December 31, 2001 and 2002, was approximately $1.8 million and $1.1 million, respectively.

Hallmark Trademark License Agreements

      We are permitted to use the “Hallmark” and “Hallmark Entertainment” trademarks in accordance with the terms of a royalty-free two-year trademark license agreement dated as of December 1, 2000, between Hallmark Cards and Crown Media International. This agreement was recently extended through November 30, 2003. Under that agreement, we may use the Hallmark and Hallmark Entertainment trademarks only for so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of the voting interest and at least 35% of the equity interest of Crown Media Holdings, and designate a majority of our Board and so long as there is no event of default under the agreement.

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

      There is a similar trademark license agreement between Hallmark Cards and a subsidiary of Crown Media International that permits the use of the Hallmark and Hallmark Entertainment trademarks in the United Kingdom through November 30, 2003.

      Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., amended and restated on March 27, 2001, which has also been extended through November 30, 2003. The agreement permits the use of the Hallmark trademarks in the United States under terms, which are similar to the terms applicable to the use of the Hallmark trademarks outside the United States by Crown Media International. As with Crown Media International’s trademark agreement with Hallmark Cards, the amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the “Hallmark Channel.” The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States’ network.

Tax Sharing Agreement

      On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards. Hallmark Cards will include Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards will benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards will pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under this federal tax sharing agreement, at Hallmark Cards’ option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

      An independent member of the Board of Directors of Crown Media Holdings, with advice of independent counsel approved Crown Media Holdings’ entering into the tax sharing agreement.

      HEH contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings’ investors, Liberty and J.P. Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for Hallmark Entertain-

ment Investments shares. Crown Media Holdings understands that Hallmark Entertainment Investments intends to hold the Crown Media Holdings Shares and to evaluate media investment opportunities in which Crown Media Holdings does not have an interest. Hallmark Entertainment Holdings, as the more than 80% owner of Hallmark Entertainment Investments, will have voting power over all of the Crown Media Holdings shares. The new structure does not change the control of Crown Media Holdings.

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

Certain Business Relationships and Conflicts of Interest

      Hallmark Entertainment Investments controls all of our outstanding shares of Class B common stock, representing approximately 91% of the voting power on all matters submitted to our stockholders, and also owns a substantial number of shares of Class A common stock. Hallmark Entertainment Investments’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Class A common stock. As a result, the market price of our Class A common stock or our business could suffer.

      Hallmark Entertainment Investments’ control relationship with us also could give rise to conflicts of interest, including:

•	conflicts between Hallmark Entertainment Investments, as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

•	conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by Hallmark Entertainment Investments or its other affiliates, on the other hand; or

•	conflicts related to existing or new contractual relationships between us, on the one hand, and Hallmark Entertainment Investments and its affiliates, on the other hand.

      In addition, our directors, who are also officers or directors of Hallmark Entertainment Investments or its affiliates, will have fiduciary duties, including duties of loyalty, to both companies and may have conflicts of interest with respect to matters potentially involving or affecting us. For example, Robert A. Halmi, Jr. is our Chairman of the Board and also a Director and Chairman of Hallmark Entertainment Investments, which could create potential conflicts of interest. As a result, it is possible that we may receive less favorable contractual terms from Hallmark Entertainment Investments or its affiliates than if none of our officers or directors had any affiliation with Hallmark Entertainment Investments or its affiliates.

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

      Other than as disclosed above and under “— Stockholders Agreement and Registration Rights” and “— Corporate Opportunities Policy Established by Hallmark Entertainment,” there are no specific policies in place with respect to any conflicts that may arise. We expect conflicts to be resolved on a case-by-case basis, and in a manner consistent with applicable law.

Transactions With JP Morgan Chase Bank

      We have a credit agreement with a syndicate of banks lead by JP Morgan Chase Bank providing a secured line of credit and term loan of up to a total of $320.0 million due August 31, 2006. As part of this credit facility, JP Morgan Chase Bank has committed to lend to us up to $45.0 million. At December 31, 2001 and 2002, JP Morgan Chase Bank had outstanding loans to us under the line of credit of $37.4 million and $45.0 million, respectively. Each loan under the credit facility bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. We are required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. We paid a total of $262,000 in interest and $304,736 in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2001. We paid a total of $1.7 million in interest and $1.5 million in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2002.

      JP Morgan Chase Bank serves as an indenture trustee for debentures issued by us to Crown Media Trust in connection with the issuance of preferred securities by Crown Media Trust in a private placement. JP Morgan Chase Bank serves as the property trustee under the trust creating the Crown Media Trust, which is one of several trustees of the Crown Media Trust, and also as the preferred guarantee trustee relating to our guarantee of the preferred securities issued by Crown Media Trust. Chase Manhattan Bank USA, National Association, an affiliate of JP Morgan Chase Bank, serves as the Delaware trustee of Crown Media Trust, which is a trustee with its principal place of business in the State of Delaware. We incurred fees and disbursements of $18,000 to JP Morgan Chase Bank for these trustee services during the year ended December 31, 2002.

      Arnold L. Chavkin, one of our directors, and J.P. Morgan, a beneficial owner of more than 5% of our outstanding Class A common stock, are related parties to JP Morgan Chase & Co. and its wholly-owned subsidiary, JP Morgan Chase Bank. JP Morgan Chase & Co. is a publicly-traded financial holding company. J.P. Morgan is an indirect non-bank subsidiary of JP Morgan Chase & Co. JP Morgan Chase & Co. owns 100% of JPMP Capital Corp., the sole general partner of JPMP Market Fund Manager L.P., which in turn is the sole general partner of J.P. Morgan. JP Morgan Chase & Co. also owns 100% of Chatham Ventures, Inc., which is the sole limited partner of J.P. Morgan. JPMP Master Fund Manager, L.P. is the sole general partner of J.P. Morgan. JPMP Capital Corp. is the sole general partner of JPMP Master Fund Manager, L.P., and limited partners of JPMP Master Fund Manager, L.P. are comprised of investment professionals, including Mr. Chavkin, and others. JPMP Capital Corp. is a 100% non-bank subsidiary of JP Morgan Chase & Co. JP Morgan Partners, LLC serves as the management company for the private equity organization of JP Morgan Chase & Co., known as JP Morgan Partners. JP Morgan Partners, LLC is an indirect 100% subsidiary of JP Morgan Chase & Co. and is a direct wholly-owned subsidiary of JPMP Capital Corp. JP Morgan Partners, LLC is the employer of JP Morgan Partners’ staff in New York City.

      Mr. Chavkin is an Executive Partner of JP Morgan Partners, LLC, an Executive Vice President of JPMP Capital Corp. and one of the limited partners of JPMP Master Fund Manager, L.P. He is not an officer of JP Morgan Chase & Co. or JP Morgan Chase Bank. He also serves as an Executive Vice President or executive partner of certain domestic entities and global funds of various JP Morgan Partners related entities.

Option of Robert A. Halmi, Jr.

      Pursuant to a provision in an employment agreement between Hallmark Entertainment Holdings and Robert A. Halmi, Jr., dated October 1, 2001, Hallmark Entertainment Holdings agreed to grant Mr. Halmi stock options to purchase from Hallmark Entertainment Holdings up to 3.4 million shares of Class A common stock of the issuer at a price per share of $11.13. The stock options will vest on September 30, 2004, and will expire on September 30, 2006. In the event of termination of the employment of Mr. Halmi, depending on the circumstances, all unvested stock options will either become vested or be forfeited. By written notice delivered to Hallmark Entertainment Holdings in October of 2004, 2005 or 2006, Mr. Halmi will have the right to put to Hallmark Entertainment Holdings any shares of common stock acquired by Mr. Halmi under the stock options at a price per put share equal to fair market value for common stock as of the date of Hallmark Entertainment Holdings’ receipt of Mr. Halmi’s put notice. The fair market value shall mean, as of any given date, the highest average closing price of the common stock on NASDAQ, as of the close of business hours of NASDAQ, without regard to any after-hours trading, or if the Common Stock is not listed on NASDAQ, on any national securities exchange on which the common stock is listed, for (1) the five-day trading period ending on the fifth trading date immediately preceding such date, (2) the five-day trading period on the tenth trading date immediately preceding such date, (3) the five-day trading period ending on the fifteenth trading date immediately preceding such date or (4) the five-day trading period ending on the twentieth trading date immediately preceding such date. If there is no regular public trading market for such common stock, the put price shall be determined by the Board of Directors of Hallmark Entertainment Holdings in good faith. The put price (less $11.13) shall be reduced by 10% as to shares of common stock for which Mr. Halmi exercises a put option in 2004 and by 5% as to shares of common stock for which Mr. Halmi exercises a put option in 2005.

Item 14.	Controls and Procedures

Evaluation of disclosure controls and procedures

      The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing of this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

Changes in internal controls

      There were no significant changes in our internal controls and no other factors that could significantly affect these controls subsequent to management’s evaluation of the Company’s disclosure controls and procedures. The Company did not need to implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (A) List of Documents Filed as Part of This Report

(1) Consolidated Financial Statements

Report of KPMG LLP, Independent Public Accountants

Report of Arthur Andersen LLP, Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2002

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2000, 2001, and 2002

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2000, 2001, and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001, and 2002

(2)	Exhibits

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title

3.1	—	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/ A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).
3.2	—	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	—	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/ A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
4.1	—	Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.1	—	Second Amended and Restated Stockholders Agreement, dated August 31, 2001 (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).
10.2	—	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of December 31, 2001, by Hallmark Entertainment Holdings, Inc. (previously filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on March 29, 2002 and incorporated herein by reference)
10.3	—	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of March 11, 2003, by Hallmark Entertainment Investments Co.
10.4	—	Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by JP Morgan Partners (BHCA), L.P.
10.5	—	Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by Liberty Crown, Inc. and Liberty Media Corporation.
10.6	—	Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by DirecTV Enterprises, Inc.
10.7	—	Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by VISN Management Corp.
10.8	—	Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by Crown Media Holdings, Inc.
10.9	—	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of February 28, 2003, by Hughes Electronics Corporation.
10.10	—	Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, by and among Crown Media Holdings, Inc., its Subsidiaries named therein, the Lenders named therein and The Chase Manhattan Bank (now known as JPMorgan Chase Bank) as Administrative Agent and Issuing Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.11	—	Amendment No. 1, dated as of December 14, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.12	—	Amendment No. 2, dated as of December 31, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank. (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10.13	—	Amendment No. 3, dated as of March 29, 2002, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 15, 2002 and incorporated herein by reference).
10.14	—	Amendment No. 4, dated as of May 15, 2002, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 15, 2002 and incorporated herein by reference).
10.15	—	Amendment No. 5, dated as of February 5, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank.
10.16	—	Subordination and Support Agreement dated August 31, 2001, among Crown Media Holdings, Inc., Hallmark Cards, Incorporated and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) as agent for the Lenders and the Issuing Bank referred to in the Credit Agreement (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.17	—	Amended and Restated Limited Guarantee Agreement and Acknowledgement, dated as of August 31, 2001 as amended and restated as of December 14, 2001, made by Hallmark Cards, Incorporated in favor of JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as agent on behalf of the Lenders and the Issuing Bank (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.18	—	Hallmark Inducement Agreement dated August 31, 2001, between Hallmark Entertainment, Inc. and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) in its capacity as agent under the credit agreement (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.19	—	Securities Purchase Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc., Crown Media Trust and the Investors Named Therein (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.20	—	Contingent Appreciate Certificate Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc. and the Holders Named Therein (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.21	—	Indenture, dated as of December 17, 2001, by and between Crown Media Holdings, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.22	—	Preferred Securities Guarantee Agreement, dated as of December 17, 2001, by and between Crown Media Holdings, Inc., as Guarantor, and JPMorgan Chase Bank, as Preferred Guarantee Trustee (previously filed as Exhibit 10.6 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.23	—	Subordination and Support Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc., Obligor, Crown Media Trust, Hallmark Cards, Incorporated, JPMorgan Chase Bank, Indenture Trustee, and the holders of Certificates identified therein (previously filed as Exhibit 10.7 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.24	—	Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC, and Crown Media International, Inc. (previously filed as Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)

Exhibit
Number		Exhibit Title

10.25	—	Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC (formerly known as Odyssey Holdings, LLC) (previously filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.26	—	Amendments, made as of May 15, 2002, to those certain Amended and Restated Program License agreements, dated as of January 1, 2001, between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC and Crown Media International, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).
10.27	—	Amended and Restated Trademark License Agreement, dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Crown Media International, Inc. (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10.28	—	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Media International, LLC.
10.29	—	Amended and Restated Trademark License Agreement (UK), dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Hallmark Entertainment Limited (formerly known as Hallmark Entertainment Networks (UK) Ltd.) (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated by reference herein).
10.30	—	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited.
10.31	—	Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001, and incorporated herein by reference.)
10.32	—	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.
10.33	—	Security Agreement, dated as of August 1, 1999, by and between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and Hallmark Cards, Incorporated (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.34	—	Security Agreement, dated as of March 27, 2001, by and between Odyssey Holdings, LLC (now known as Crown Media United States, LLC) and Hallmark Licensing, Inc. (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.35	—	Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.36	—	Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.37	—	Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference.)
10.38	—	Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
10.39*	—	Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10.40	—	Program License Agreement, dated as of November 13, 1998, between National Interfaith Cable Coalition, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.17 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.41	—	Purchase and Sale Agreement, dated April 10, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, LLC (previously filed as Appendix A to definitive proxy materials filed on May 7, 2001, and incorporated by reference herein).
10.42	—	Service Agreement, dated September 28, 2001, by and between Hallmark Entertainment, Inc. and Crown Media Holdings, Inc., as assigned to Crown Media Distribution, LLC, pursuant to letter dated December 14, 2001. (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.43	—	Registration Rights Agreement, dated as of September 28, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, as amended by assignments dated September 28, 2001 and December 31, 2001. (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.44	—	Extension Agreement, dated as of March 1, 2002, by and between Crown Media Holdings, Inc., Crown Media Distribution, LLC and Hallmark Entertainment Distribution, LLC.
10.45	—	Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
10.46	—	Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.47	—	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.48	—	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.49	—	Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.50	—	Lease, dated as of June 1, 1998, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.20 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.51	—	First Amendment to Lease, dated as of March 23, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.52	—	Second Amendment to Lease, dated as of August 17, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.22 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.53	—	Third Amendment to Lease, dated as of September 26, 2000, by and between High Pointe 1 Development Group L.L.C. and Crown Media International, Inc. (formerly known as Hallmark Entertainment Network, Inc.) (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10.54	—	Fourth Amendment to Lease, dated as of February 6, 2001, by and between High Pointe 1 Development Group, L.L.C. and Crown Media Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated by reference herein).
10.55	—	Fifth Amendment to Lease, dated as of February 12, 2002, by and between High Pointe 1 Development Group LLC and Crown Media International, Inc. (previously filed as Exhibit 10.39 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.56	—	Guaranty of Lease Obligations, dated June 1, 1998, by Hallmark Entertainment, Inc. for High Pointe I Development Group L.L.C. (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.57*	—	Employment Agreement, dated as of September 18, 2001, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).
10.58*	—	Employment Agreement, dated as of July 5, 2000, between Crown Media Holdings, Inc. and Chris Moseley (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10.59*	—	Employment Agreement, dated as of October 25, 2000, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10.60*	—	Employment Agreement, dated as of January 1, 2001, by and between Crown Media Holdings, Inc. and William Aliber (previously filed as Exhibit 10.44 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.61*	—	Employment Agreement, dated as of September 19, 2000, by and between Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) and Paul FitzPatrick (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.62*	—	Employment Agreement, dated as of September 25, 2001, by and between Crown Media United States, LLC and Lana Corbi (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.63*	—	Severance Agreement, dated December 26, 2002, by and between Lana Corbi and Crown Media United States, LLC.
10.64*	—	Employment Agreement, dated as of December 20, 2001, by and between Crown Media International, Inc. and Russel H. Givens, Jr. (previously filed as Exhibit 10.47 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.65*	—	Separation Agreement, dated January 28, 1999, between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and George Stein (previously filed as Exhibit 10.29 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.66	—	$50,000,000 Promissory Note, dated July 10, 2001, made by Crown Media Holdings, Inc. in favor of HC Crown Corporation (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference).
10.67	—	$75,000,000 Promissory Note, dated December 14, 2001, made by Crown Media Holdings, Inc., Crown Media International, Inc. and Crown Media United States, LLC in favor of HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.68	—	$150,000,000 Irrevocable Standby Letter of Credit No. TS-07001786, dated October 3, 2001, issued by Credit Suisse First Boston, in favor of the Crown Media Holdings, Inc. (previously filed as Exhibit 10.51 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10.69	—	Reduction Certificate to $150,000,000 Irrevocable Standby Letter of Credit, dated December 21, 2001 (previously filed as Exhibit 10.52 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
21.1	—	List of our Subsidiaries.
23.1	—	Consent of KPMG LLP.
99.1	—	Certification of 10-K Report.

*	Management contract or compensating plan or arrangement.

      (B) Reports on Form 8-K

During the quarter ended December 31, 2002, we filed the following Form 8-K reports:

•	Report filed October 7, 2002, regarding Items 5 and 7;

•	Report filed on December 4, 2002, regarding Item 5.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

By:	/s/ DAVID J. EVANS

David J. Evans
President and Chief Executive Officer

March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. EVANS David J. Evans	Director and Principal Executive Officer	March 28, 2003

/s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial and Accounting Officer	March 28, 2003

/s/ WILFORD V. BANE, JR. Wilford V. Bane, Jr.	Director	March 28, 2003

/s/ ARNOLD L. CHAVKIN Arnold L. Chavkin	Director	March 28, 2003

/s/ ROBERT J. DRUTEN Robert J. Druten	Director	March 28, 2003

/s/ DONALD J. HALL, JR. Donald J. Hall, Jr.	Director	March 28, 2003

/s/ ROBERT A. HALMI, JR. Robert A. Halmi, Jr.	Director	March 28, 2003

/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr.	Director	March 28, 2003

/s/ DAVID B. KOFF David B. Koff	Director	March 28, 2003

/s/ PETER A. LUND Peter A. Lund	Director	March 28, 2003

/s/ JOHN P. MASCOTTE John P. Mascotte	Director	March 28, 2003

CERTIFICATION

I, David J. Evans, certify that:

      1. I have reviewed this annual report on Form 10-K of Crown Media Holdings, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID J. EVANS

David J. Evans
President and Chief Executive Officer

Dated: March 28, 2003

I, William J. Aliber, certify that:

      1. I have reviewed this annual report on Form 10-K of Crown Media Holdings, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM J. ALIBER

William J. Aliber
Executive Vice President and
Chief Financial Officer

Dated: March 28, 2003

(This page intentionally left blank)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Crown Media Holdings, Inc.:

      We have audited the 2002 financial statements of Crown Media Holdings, Inc. (a Delaware corporation) and subsidiaries as listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2000 and 2001 financial statements of Crown Media Holdings, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. These auditors expressed an unqualified opinion on those financial statements in their report dated January 25, 2002 (except with respect to certain matters as to which the date is February 20, 2002).

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

      In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado

February 24, 2003, except as to Note 1 and 17,
which is as of March 11, 2003.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT FROM ARTHUR ANDERSEN LLP (“ANDERSEN”). ANDERSEN DID NOT PERFORM ANY PROCEDURES IN CONNECTION WITH THIS ANNUAL REPORT ON FORM 10-K. ACCORDINGLY, THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2001	2002

	(In thousands, except
	share amounts)
ASSETS
Cash and cash equivalents	$13,859	$335
Cash in escrow	111,625	—
Accounts receivable, less allowance for doubtful accounts of $7,361 and $7,516, respectively	29,911	41,629
Program license fees — affiliates, net of accumulated amortization	12,199	12,632
Program license fees — non-affiliates, net of accumulated amortization	35,425	46,557
Subtitling and dubbing, net of accumulated amortization	2,584	3,265
Prepaids and other assets	11,364	12,837

Total current assets	216,967	117,255
Restricted cash	340	340
Accounts receivable, net of current portion	6,253	—
Program license fees — affiliates, net of current portion	60,679	37,318
Program license fees — non-affiliates, net of current portion	33,219	51,470
Subtitling and dubbing, net of current portion	4,795	1,051
Film assets, net of accumulated amortization	808,138	786,826
Subscriber acquisition fees, net of accumulated amortization	126,965	140,265
Property and equipment, net of accumulated depreciation	43,882	35,612
Goodwill	314,033	314,033
Debt issuance costs, net of accumulated amortization	8,760	6,309
Prepaids and other assets, net of current portion	2,327	1,783

Total assets	$1,626,358	$1,492,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$38,842	$47,425
Subscriber acquisition fees payable	23,020	45,930
License fees payable to affiliates	—	8,104
License fees payable to non-affiliates	33,088	50,652
Payables to affiliates	5,952	6,680
Interest payable to HC Crown	—	10
Credit facility and interest payable	111,905	871
Capital lease obligation	1,318	1,433
Deferred programming revenue	1,316	599

Total current liabilities	215,441	161,704
Accrued liabilities, net of current portion	934	31,385
Subscriber acquisition fees payable, net of current portion	5,262	2,624
License fees payable to affiliates, net of current portion	62,299	60,229
License fees payable to non-affiliates, net of current portion	23,127	39,206
Note payable to HC Crown	—	5,000
Payable to Hallmark Entertainment Holdings	52,052	52,052
Payable to Hallmark Entertainment, Inc.	47,948	47,948
Credit facility, net of current portion	151,438	320,000
Capital lease obligation, net of current portion	10,723	9,290
Convertible debt	43,733	47,916
Derivative liability	12,495	762

Total liabilities	625,452	778,116
COMMITMENTS AND CONTINGENCIES
GUARANTEED PREFERRED BENEFICIAL INTEREST IN CROWN MEDIA TRUST’S DEBENTURES	199,040	221,551
PREFERRED MINORITY INTEREST	25,000	25,000
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; issued shares of 73,913,395 and 73,794,606, respectively; outstanding shares of 73,488,395 and 73,794,606 as of December 31, 2001 and 2002, respectively	735	738
Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,670,422 as of December 31, 2001 and 2002, respectively	307	307
Paid-in capital	1,256,754	1,259,242
Accumulated other comprehensive income (loss)	(620)	647
Accumulated deficit	(480,310)	(793,339)

Total stockholders’ equity	776,866	467,595

Total liabilities and stockholders’ equity	$1,626,358	$1,492,262

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,

	2000	2001	2002

	(In thousands, except per share amounts)
Revenue:
Subscriber fees	$47,921	$66,537	$67,913
Advertising	13,972	32,493	64,045
Advertising by Hallmark Cards	2,044	5,020	5,021
Licensing fees	—	2,267	23,950
Other revenue	2,879	740	80

Total revenue	66,816	107,057	161,009
Cost of Services:
Programming costs:
Affiliates	31,307	55,027	67,689
Non-affiliates	18,933	62,158	70,314
Amortization of film library	—	3,533	27,035
Subscriber acquisition fee expense	4,801	6,415	44,220
Depreciation and amortization of technical facilities	—	4,738	4,742
Operating costs	35,643	57,059	60,877

Total cost of services	90,684	188,930	274,877
Selling, general and administrative expense	46,271	70,709	60,223
Marketing expense	21,280	34,809	48,946
Reorganization expense	—	4,629	28,801
Depreciation and amortization expense	5,520	8,649	11,026
Amortization of goodwill	8,639	20,032	—

Loss from operations	(105,578)	(220,701)	(262,864)
Equity in net losses of unconsolidated entities	(9,328)	(655)	—
Guaranteed preferred beneficial accretion	—	(1,428)	(25,508)
Interest income (expense) and other, net	523	(10,392)	(22,603)

Loss before income taxes	(114,383)	(233,176)	(310,975)
Income tax (provision) benefit	(1,743)	3,344	(2,054)

Net loss	$(116,126)	$(229,832)	$(313,029)

Other comprehensive income (loss):
Gain (loss) on fair value of derivative	—	(204)	204
Foreign currency translation adjustment	(12)	(404)	1,063

Comprehensive loss	$(116,138)	$(230,440)	$(311,762)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	50,786	74,691	104,306

Net loss per share, basic and diluted	$(2.32)	$(3.08)	$(3.00)

The accompanying notes are an integral part of these consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
						Other		Total
		Class A		Class B		Comprehensive		Stockholders’
	Class A	Common	Class B	Common	Paid-in	Income	Accumulated	Equity
	Shares	Stock	Shares	Stock	Capital	(Loss)	Deficit	(Deficit)

	(In thousands)
Balances, December 31, 1999	—	$—	30,057	$300	$69,601	$—	$(132,868)	$(62,967)
Hallmark Entertainment, Inc. capital contribution related to investment in Crown Media United States	—	—	613	7	8,882	—	—	8,889
Accretion related to predecessor Class B common stock subject to put and call	—	—	—	—	—	—	(1,484)	(1,484)
Conversion of JP Morgan Chase predecessor Class B common stock to Class A common stock	3,837	38	—	—	62,896	—	—	62,934
Issuance of Class A common stock in connection with the initial public offering	10,000	100	—	—	125,251	—	—	125,351
Issuance of Class A common stock in connection with the acquisition of Crown Media United States	15,493	155	—	—	216,746	—	—	216,901
Issuance of stock for exercise of options	23	1	—	—	193	—	—	194
Stock-based compensation	—	—	—	—	13,128	—	—	13,128
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(116,126)	(116,126)

Balances, December 31, 2000	29,353	294	30,670	307	496,697	(12)	(250,478)	246,808
Issuance of Class A common stock in connection with The Jim Henson Company transaction	5,378	53	—	—	85,766	—	—	85,819
Issuance of Class A common stock in connection with the DirecTV transaction	5,360	54	—	—	80,081	—	—	80,135
Issuance of Class A common stock in connection with the library transaction	33,320	333	—	—	591,899	—	—	592,232
Issuance of stock for exercise of options	77	1	—	—	806	—	—	807
Stock-based compensation	—	—	—	—	1,505	—	—	1,505
Foreign currency translation adjustment	—	—	—	—	—	(404)	—	(404)
Loss on fair value of derivative	—	—	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	—	—	(229,832)	(229,832)

Balances, December 31, 2001	73,488	735	30,670	307	1,256,754	(620)	(480,310)	776,866
Issuance of stock for exercise of options	183	2	—	—	1,627	—	—	1,629
Issuance of stock for payment of debt issuance costs	124	1	—	—	843	—	—	844
Stock-based compensation	—	—	—	—	18	—	—	18
Foreign currency translation adjustment	—	—	—	—	—	1,063	—	1,063
Gain on fair value of derivative	—	—	—	—	—	204	—	204
Net loss	—	—	—	—	—	—	(313,029)	(313,029)

Balances, December 31, 2002	73,795	$738	30,670	$307	$1,259,242	$647	$(793,339)	$467,595

The accompanying notes are an integral part of these consolidated statements of stockholders’ equity (deficit).

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2000	2001	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,126)	$(229,832)	$(313,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	5	740	1,168
Loss on derivative asset	—	—	458
Depreciation and amortization	66,562	152,615	250,719
Accretion on guaranteed preferred beneficial interest	—	1,428	37,240
Gain on change in fair value of derivative liability	—	—	(11,732)
Accretion on convertible debt	—	859	8,821
Provision for allowance for doubtful accounts	3,440	5,638	4,083
Equity in net losses of unconsolidated subsidiaries	9,328	655	—
Stock-based compensation	13,128	1,505	18
Provision for deferred taxes	—	(5,320)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,137)	(20,463)	(21,844)
Additions to program license fees	(105,151)	(95,629)	(162,433)
Increase in subtitling and dubbing	(3,278)	(4,644)	(5,334)
Additions to subscriber acquisition fees	(8,462)	(30,187)	(52,036)
(Increase) decrease in prepaids and other assets	(2,606)	(8,222)	(2,040)
Increase in accounts payable and accrued liabilities	32,966	21,503	69,729
Increase (decrease) in interest payable	700	187	(3,388)
Increase in subscriber acquisition fees payable	560	512	20,272
Increase (decrease) in affiliate license fees payable	20,563	(36,613)	8,581
Increase (decrease) in payables to affiliates	(2,220)	(1,071)	1,557
Increase (decrease) in deferred programming revenue	(1,536)	603	(717)

Net cash used in operating activities	(105,264)	(245,736)	(169,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,809)	(11,150)	(4,240)
Proceeds from disposition of property and equipment	117	518	116
Investment in the Kermit Channel	(4,318)	—	—
Other investments in and issuance of note receivable	(180)	—	—
Cash acquired from the purchase of Crown Media United States	13,055	—	—
Acquisition of H&H Programming — Asia, net of cash acquired	—	(690)	—

Net cash used in investing activities	(14,135)	(11,322)	(4,124)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,

	2000	2001	2002

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	125,351	54	—
Proceeds from the issuance of common stock upon exercise of stock options	194	807	1,629
Proceeds from the issuance of predecessor common stock	10,000	—	—
Proceeds from the issuance of trust preferred securities	—	251,625	—
Borrowings from HC Crown note payable	24,138	116,220	5,000
Borrowings from credit facility	—	263,070	168,458
Payments on borrowings on HC Crown note payable	—	(153,021)	—
Payments on borrowings from credit facility	—	(123,763)	(110,589)
Payments on Crown Media United States note payable	(10,000)	—	—
(Increase) decrease in cash in escrow	—	(111,625)	111,625
Distribution to holders of guaranteed preferred beneficial interests	—	—	(14,730)
Debt issuance costs	—	(5,467)	—
Principal payments under capital lease obligation	—	(1,211)	(1,318)

Net cash provided by financing activities	149,683	236,689	160,075
Effect of exchange rate changes on cash	125	(46)	432

Net increase (decrease) in cash and cash equivalents	30,409	(20,415)	(13,524)
Cash and cash equivalents, beginning of period	3,865	34,274	13,859

Cash and cash equivalents, end of period	$34,274	$13,859	$335

Supplemental disclosure of cash and non-cash activities:
Interest paid	$3,039	$6,393	$13,058
Interest paid on preferred securities	$—	$—	$17,778
Income taxes paid	$1,743	$1,976	$2,054
Accretion related to predecessor Class B common stock subject to put and call	$1,484	$—	$—
Conversion of predecessor Class B common stock to Class A common stock	$62,934	$—	$—
Asset acquired through capital lease obligation	$—	$13,252	$—
Asset acquired through exchange	$—	$1,132	$—
Issuance of Class A common stock for payment of debt issuance costs	$—	$—	$844
Change in fair value of derivative asset	$—	$204	$1,117
Purchase of Crown Media United States and H&H Programming — Asia, net of cash acquired:
Accounts receivable and other assets	$12,571	$1,622	$—
Program license fees	84,079	2,678	—
Subscriber acquisition fees	24,422	—	—

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,

	2000	2001	2002

	(In thousands)
Goodwill	248,780	93,924	—
Accounts payable and other liabilities	18,951	3,227	—
Subscriber acquisition fees payable	27,210	—	—
JP Morgan Chase credit facility	—	3,100	—
Affiliate license fees payable	64,317	5,388	—
Preferred minority interest	25,000	—	—
Issuance of Class A common stock	216,901	85,819	—
Purchase of film assets:
Film assets	$—	$810,928	$—
Accounts receivable	—	4,651	—
Receivable from affiliate	—	1,515	—
Deferred tax asset valuation allowance reduction	—	95,314	—
Derivative asset	—	458	—
Payables to affiliates	—	100,000	—
JP Morgan Chase credit facility	—	120,000	—
Deferred tax liability	—	100,634	—
Issuance of Class A common stock	—	592,232	—
Subscriber acquisition and other fees:
Subscriber acquisition and other fees	$—	$80,081	$—
Issuance of Class A common stock	—	80,081	—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2000, 2001 and 2002

1.	Business and Organization

Organization

      Crown Media Holdings, Inc. (“Crown Media Holdings”), which was incorporated in the state of Delaware in December 1999, through its subsidiaries, owns and operates pay television channels dedicated to high quality, entertainment programming for adults and families, in the United States and in various countries throughout the world. The international operations of the Hallmark Channel are operated by Crown Media International LLC (“Crown Media International”) and, in the United Kingdom, by Crown Entertainment Limited (“Crown Entertainment”). Crown Media International commenced its operations outside the United States in 1995. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States LLC (“Crown Media United States”). Crown Media International acquired an interest in Crown Media United States in 1998 and as a result of several transactions Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001. Significant investors in Crown Media Holdings include Hallmark Entertainment Investment Co. (“Hallmark Entertainment Investments”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), Liberty Media Corporation (“Liberty Media”), the National Interfaith Cable Coalition, Inc. (“NICC”), J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”), and DirecTV Enterprises, Inc. (“DirecTV”).

      Crown Media International’s 50% interest in H&H Programming — Asia, which operated The Kermit Channel until December 2000, was treated as an equity investment in the Company’s consolidated financial statements until March 15, 2001. On March 15, 2001, Crown Media Holdings acquired from The Jim Henson Company, Inc. (“The Jim Henson Company”) the remaining 22.5% common interests in Crown Media United States and the remaining 50% interest in H&H Programming — Asia that the Company did not previously own. In consideration for these ownership interests, the Company issued approximately 5.4 million shares of its Class A common stock, with a then market value of approximately $85.8 million, to The Jim Henson Company. The acquisition was recorded using purchase accounting at fair value as of March 15, 2001.

Liquidity

      The Company’s financial position and operations changed significantly during 2001. Substantial revenue producing assets were acquired through the issuance of debt and stock and with funds available under the Company’s credit facility. In August 2001, the Company issued $80.1 million of common stock for additional carriage on a U.S. pay television distributor. In September 2001, the Company acquired approximately 700 films for $592.0 million in common stock and assumption of $220.0 million of debt. The expectation is that these additional assets will provide revenue for the foreseeable future. These acquisitions and the Company’s continuing use of cash in operations required several financing transactions during 2001. In September 2001, the Company established a bank credit facility of $285.0 million, which was subsequently increased in December 2001, to $320.0 million. In December 2001, the Company also issued preferred securities in a private placement transaction for $265.0 million. During 2002 the Company did not enter into any additional financings, but did borrow $168.5 million on the remainder of its credit facility and was advanced $5.0 million under its line of credit with HC Crown.

      In connection with the Company’s growth strategy, the Company expects to continue to make significant investments in programming and distribution. Programming expenditures for the year 2003 are expected to be in the range of $175.0 million to $185.0 million, and cash payments for subscriber acquisition fees in 2003 are expected to be $50.0 million to $60.0 million. The Company also expects that the reorganization announced in October 2002 will reduce operating costs by $25.0 million annually. The Company’s principal uses of funds during the next 12 months are expected to be the payment of operating expenses (including but not limited to licensing programming from third parties and subscriber acquisition fees) and debt service payments of $30.0 million to $33.0 million.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s principal sources of funds are currently continuing cash inflows from operations (after expenditures for programming and subscriber acquisition fees), cash on hand, available borrowings under the $75.0 million HC Crown line of credit, and periodic cash inflows expected under the new tax sharing agreement with Hallmark Cards (see Note 17). On December 31, 2002, the Company had an available cash balance of $335,000 and $70.0 million available under the HC Crown line of credit. Crown Media Holdings has been borrowing under line of credit with HC Crown in 2002 and 2003 in order to support the cash needs of its operations. The Company expects that the tax sharing agreement will result in receiving a minimum of $40.0 million to $50.0 million during 2003. Taking into account the Company’s projected revenues and expenditures, the Company believes that cash inflows from operations, cash on hand, the HC Crown line of credit and periodic payments received under the tax sharing agreement will be sufficient for its liquidity needs through at least March 31, 2004.

      The Company projects that advertising revenue and subscriber revenue will increase in 2003, and that certain operating expenses will decrease due to the reorganization in the fourth quarter of 2002. Any decline in the popularity of the Hallmark Channel, future modifications to the Company’s distribution agreements, a decline in the advertising market, unexpected increased competition or other adverse operating conditions could impact the Company’s ability to achieve its projected operating results. If projected operating results are not achieved, the Company would need to obtain additional funding. In that event, Crown Media Holdings would consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to Crown Media Holdings. Any new debt financing would require the agreement of existing lenders and preferred securities holders.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the consolidated accounts of Crown Media Holdings and those of its wholly owned subsidiaries, including those that were majority-owned and controlled subsidiaries prior to acquiring complete ownership. Investments in entities that were previously not majority-owned and controlled by Crown Media Holdings were accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      Crown Media Holdings considers all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents. The fair value of Crown Media Holdings’ cash equivalents approximates cost at each balance sheet date.

Cash in Escrow

      Crown Media Holdings placed $111.6 million of proceeds from its private placement transaction in an escrow account until certain current borrowings matured on January 7, 2002. Use of these proceeds was restricted by our bank credit facility and was used to reduce amounts under the bank credit facility on January 7, 2002.

Restricted Cash

      Restricted cash includes amounts deposited to secure letters of credit in accordance with certain lease agreements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subscriber Acquisition Fees

      Crown Media United States has distribution agreements with eight of the top nine largest (based on number of subscribers) United States pay television distributors. These distributors carry the Hallmark Channel on some of their cable, satellite, terrestrial television, or satellite master antenna television systems. Under certain of these agreements, Crown Media United States is obligated to pay subscriber acquisition fees if defined subscriber levels are met in order to obtain carriage of the Hallmark Channel by those distributors.

      Subscriber acquisition fees are amortized over the life of the distribution agreements as a reduction of subscriber fees revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically and whenever events or changes in distributor relationships occur or other indicators would suggest impairment.

      Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of December 31,
	2001	2002

	(In thousands)
Subscriber acquisition fees, at cost	$143,153	$186,085
Accumulated amortization	(16,188)	(45,820)

Subscriber acquisition fees, net	$126,965	$140,265

      As of December 31, 2001 and 2002, the consolidated balance sheets also reflected subscriber acquisition fees payable of $28.3 million and $48.6 million, respectively. For the years ended December 31, 2000, 2001 and 2002, Crown Media United States made cash payments of $8.5 million, $26.4 million, and $31.7 million, respectively, reducing subscriber acquisition fees payable. Additionally, $80.1 million of common stock was issued in exchange for similar distribution rights during 2001 (see Note 10).

      On November 7, 2002, the Company entered into an amendment of a distribution agreement with a large distributor in the United States. The amendment extends the distribution agreement for two years to December 31, 2007, and provides for the payment of a substantial cash amount in settlement of the “most favored nation” clauses in regard to the DirecTV terms and for additional full-time subscribers to the Hallmark Channel. The Company paid a portion of the amount upon execution and will make monthly cash payments through December 2003 for the balance. The Company may also be required to pay substantial market support payments, if subscribers exceed the final commitment number, through December 31, 2004. In addition, if the distributor achieves the final commitment level of subscribers, subscriber fees will not apply to subscribers above a specified number. The amendment also contains a “most favored nation” provision relating to other distribution agreements. A portion of the consideration given, totaling $32.3 million, relating to new subscribers and term extension has been recorded as subscriber acquisition fees that are amortized over the remaining life of the distribution agreement. The marketing support payments under the amendment will be accounted for as marketing expenses when incurred. The remaining portion of the consideration, totaling $16.9 million, is related to the settlement of the “most favored nation” clause and has been expensed as incurred as a component of subscriber acquisition fee expense. The Company also recorded subscriber acquisition fee expense of $4.7 million related to another large distributor during the fourth quarter of 2002 as the result of the contract settlement and its impact on the “most favored nation” clause in the agreement with that distributor.

Program License Fees

      Program license fees are payable in connection with the acquisition of the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, Financial

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reporting by Broadcasters, program rights are deferred and then amortized on a straight-line basis over their license periods (the “airing windows”) or anticipated usage, whichever is shorter. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs compared to the estimated future revenues directly associated with the programming and related expenses. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss.

      SFAS No. 63 also requires an entity providing licensed programming to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both assets and liabilities of $81.7 million and $219.5 million as of December 31, 2001 and 2002, respectively, related to committed program license fees payable to Hallmark Entertainment Distribution, L.L.C. (“Hallmark Entertainment Distribution”) and other third parties with airing windows to begin subsequent to period-end.

Subtitling and Dubbing

      Subtitling and dubbing represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties or the program’s estimated life (in the case of programming licensed from Hallmark Entertainment Distribution and the Company’s film assets). The Company wrote-down certain impaired subtitling and dubbing assets related to Hallmark Entertainment Distribution programming in 2002. The impairment of $7.9 million was included as operating costs in the accompanying consolidated statement of operations for the year ended December 31, 2002. Beginning 2003, costs related to programming licensed from Hallmark Entertainment Distribution will be amortized over a maximum period of 3 years. Amortization expense for subtitling and dubbing costs was $1.2 million, $3.0 million, and $8.4 million for the years ended December 31, 2000, 2001, and 2002, respectively.

	As of December 31,	As of December 31,
	2001	2002

	(In thousands)
Subtitling and dubbing assets, at cost	$12,234	$8,343
Accumulated amortization	(4,855)	(4,027)

Subtitling and dubbing assets, net	$7,379	$4,316

Capitalized Leases

      Noncancellable leases, which meet the criteria of capital leases, are capitalized as assets and amortized over the lease term.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets, ranging from three to eight years. Leasehold improvements are amortized over the life of the lease. When property is sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in income. The costs of normal maintenance and repairs are charged to expense when incurred.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Trust Preferred Securities

      Crown Media Holdings formed a special-purpose entity, Crown Media Trust, in December 2001. Crown Media Trust issued preferred securities in Crown Media Trust to investors in a private placement and loaned the proceeds to Crown Media Holdings. This loan was designed so that interest and principal payments match the dividend and any redemption requirements on the preferred securities issued by Crown Media Trust. Interest received by Crown Media Trust from Crown Media Holdings funds distributions to the holders of the preferred securities.

      Crown Media Holdings owns 100% of the common equity in Crown Media Trust. The preferred securities include terms that allow the holder to earn a return above the stated dividend rate on the securities under certain conditions. Based on fair value calculations using discounted cash flows and Black-Scholes models, a portion of the proceeds from the preferred securities has been allocated and classified in Crown Media Holdings’ balance sheet as guaranteed preferred beneficial interest in Crown Media Trust’s debentures and a portion has been classified as convertible debt. Issuance costs related to the guaranteed preferred beneficial interest portion were netted against the guaranteed preferred beneficial interest and accreted as additional expense in earnings. Issuance costs related to the convertible debt portion were recorded as a deferred debt issuance costs asset and are currently amortized as additional interest expense, using the effective interest method. See Note 9 for additional discussion of the terms for the preferred securities and Crown Media Holdings’ related subordinated debentures.

Revenue Recognition

      Subscriber fees from pay television distributors are recognized as revenue when an agreement is executed, programming is provided, price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs in accordance with Emerging Issues Tax Force No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Subscriber acquisition fee expense is recorded to the extent that the amortization of subscriber acquisition costs exceed the related revenue earned from the pay television distributor.

      Advertising revenues are recognized as earned in the period in which the advertising commercials or infomercials are telecast. If uncertainty as to the collectibility of this revenue exists, the revenue is recognized on a cash basis. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

      Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided, which is generally the value in the negotiated barter contract. The fair value is determined based upon amounts paid in cash for similar advertisements from buyers unrelated to the other party in the barter transaction. When the barter advertising revenue does not meet the requirements of EITF No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. For the years ended December 31, 2000, 2001 and 2002, revenue from advertising barter transactions of $2.2 million, $2.0 million, and $1.7 million, respectively, and the corresponding barter expenses were included as a component of both advertising revenue and marketing expenses in the accompanying consolidated statements of operations.

      Revenue from program licensing agreements is recognized when the film is available for exhibition by the licensee, the license fee is known, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Payments received from licensees prior to the availability of a film are recorded as deferred revenue.

      Revenues from foreign sources for the years ended December 31, 2000, 2001 and 2002, represented 69%, 61% and 48% respectively, of total revenue. Such revenues, generally denominated in United States dollars,

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were primarily from sales to customers in Australia, India, Malaysia, Mexico, Philippines, Poland, Singapore, South Africa, South Korea, Taiwan, and the United Kingdom, during all periods presented.

Cost of Services

      Cost of services includes programming distribution expenses, depreciation of the Network Operations Center and amortization of the capital lease for uplink and transponder space, amortization of program license fees, subtitling and dubbing amortization and costs, subscriber acquisition amortization and costs, and amortization of film assets.

Film Assets

      In the case of sales to third parties, the Company amortizes its film assets using the individual-film-forecast-computation method, which amortizes such assets in the same ratio that current period actual revenue to estimated unrecognized ultimate revenues as of the beginning of the current fiscal year. For anticipated internal use of the film assets, the Company amortizes its film assets using a 10-year estimated useful life. The Company’s projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition and is the same time period used in the initial, external valuation of the Company’s film assets at the time of acquisition. The Company also reviews the film assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying value of the individual film assets exceeds the fair value, the film assets are written-down to their fair values. At least annually, the Company is required by the covenants in its credit facility to have a valuation expert perform a valuation of the film assets. Amortization expense for the film library was $3.5 million and $27.0 million for the years ended December 31, 2001, and 2002, respectively.

	As of December 31,	As of December 31,
	2001	2002

	(In thousands)
Film assets	$810,928	$810,928
Residual assets	705	5,244
Accumulated amortization	(3,495)	(29,346)

Film assets, net	$808,138	$786,826

Goodwill

      In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS No. 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which were adopted by Crown Media Holdings on January 1, 2002. These standards require companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. Crown Media Holdings ceased amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting effective January 1, 2002. Valuation experts evaluated the carrying value of the Company’s goodwill for impairment upon implementation of SFAS No. 142 and at November 30, 2002, which the Company has selected as its annual goodwill impairment review date. These evaluations support the Company’s determination that the estimated fair value of goodwill currently exceeds the carrying value.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the Company had not recorded the amortization of its goodwill in prior periods, the results of operations would have changed. These changes are reflected in the following table:

	Years Ended December 31,

	2000	2001	2002

	(In thousands, except per share amounts)
Net Loss	$(116,126)	$(229,832)	$(313,029)
Add back: Amortization of goodwill	8,639	20,032	—

Adjusted net loss	$(107,487)	$(209,800)	$(313,029)

Net loss per share, basic and diluted	$(2.32)	$(3.08)	$(3.00)
Add back: Amortization of goodwill	0.17	0.27	—

Adjusted net loss per share, basic and diluted	$(2.15)	$(2.81)	$(3.00)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	50,786	74,691	104,306

Taxes on Income

      Income taxes are accounted for using an asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Translation of Foreign Currency

      The balance sheets and statements of operations of certain Crown Media Holdings’ foreign subsidiaries are measured using local currency as the functional currency. Revenues, expenses and cash flows of such subsidiaries are translated into United States dollars at the average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in determining net income.

Net Loss Per Share

      Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 4.1 million, 6.9 million, and 7.8 million stock options for the years ended December 31, 2000, 2001, and 2002, respectively, have been excluded from the calculations of earnings per share because their effect would have been antidilutive. Additionally, 10.1 million contingent appreciation certificates have also been excluded from the calculations of earnings per share for the years ended December 31, 2001 and 2002, as their effect would have been antidilutive.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The computation of net loss per share is as follows:

	Years Ended December 31,

	2000	2001	2002

	(In thousands, except per share amounts)
Net loss	$(116,126)	$(229,832)	$(313,029)
Accretion related to predecessor Class B common stock subject to put and call through May 9, 2000	(1,484)	—	—

	$(117,610)	$(229,832)	$(313,029)

Denominator:
Weighted average common shares outstanding(1)	50,786	74,691	104,306

Net loss per share:
Basic and diluted loss per share	$(2.32)	$(3.08)	$(3.00)

(1)	Number of shares in 2000 recalculated to include initial public offering shares.

Stock-Based Compensation

      At December 31, 2002, the Company accounts for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123. SFAS No. 148 requires certain additional disclosures related to stock-based compensation plans. These additional disclosures are included in Note 13. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

      Had compensation costs for these plans been determined consistent with SFAS 123, Crown Media Holdings’ net loss and loss per share would have been increased to the following pro forma amounts for the years ended December 31, 2000, 2001 and 2002:

Pro Forma Effects

	2000	2001	2002

	(In thousands, except per share amounts)
Net loss before stock options expense	$(116,126)	$(229,832)	$(313,029)
Accretion	(1,484)	—	—
Stock options expense	(16,178)	(10,834)	(12,328)

Net loss	$(133,788)	$(240,666)	$(325,357)

Weighted average shares	50,786	74,691	104,306

Net loss per share, basic and diluted	$(2.63)	$(3.22)	$(3.12)

Derivative Financial Instruments

      On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The standard requires the recognition of all derivative instruments on the

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting the cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is no longer designated as a hedging instrument. Changes in the fair value of the contingent appreciation certificates in the private placement transaction are recognized immediately in earnings. See Note 9 for a discussion of the derivative liability related to the private placement transaction.

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

      The Company used a forward foreign exchange contract in 2001 and 2002, to reduce the exposure of adverse effects of fluctuating foreign currency exchange rates. This contract, which was designated as a cash flow hedge, was entered into primarily to hedge a payable denominated in a foreign currency, which had a maturity of less than one year. The foreign exchange contract was settled at maturity and the net loss was reclassified to earnings during 2002.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain reclassifications have been made to conform prior periods’ data to the current presentation.

3.	Reorganization

      On October 7, 2002, the Company announced its intention to reorganize its operations in order to concentrate its efforts on the Hallmark Channel in the U.S. and in its more successful international markets. The Company has almost completed decentralizing many oversight and non-technical support functions formally located in the Company’s U.S. based offices and has transferred those responsibilities to regional staff. In Latin America the Company has entered into an agreement with a local distribution partner, Pramer S.C.A., who will perform the day-to-day operations of the Hallmark Channel in this region. The Company expects to complete all decentralization by the first quarter of 2003. Once completed, the Company’s workforce will be reduced by approximately 30% or 130 positions.

      The Company recorded a reorganization charge of $28.8 million during the fourth quarter of 2002. This charge was comprised of a charge of $5.5 million for severance costs and charges of $23.3 million related to exit costs for satellite, transponder and facility leases. As a result of the reorganization, the Company expects to reduce annual operating costs significantly, primarily as a result of decreases in expenditures for overhead, satellites and facilities, marketing and programming costs.

      The following table displays the activity and balances of the restructuring reserve account from October 7, 2002, to December 31, 2002.

			Satellite and
	Severance	Facilities	Transponder	Total

	(In thousands)
Balance at October 7, 2002	$5,492	$1,651	$21,658	$28,801
Deductions	(2,097)	—	(545)	(2,642)

Balance at December 31, 2002	$3,395	$1,651	$21,113	$26,159

      Deductions reflect total cash payments of $2.6 million through December 31, 2002, representing termination benefits paid and satellite and transponder contractual obligations paid.

4.	Program license fees

      Program license fees are comprised of the following:

	As of December 31,

	2001	2002

	(In thousands)
Program license fees — Hallmark Entertainment Distribution	$103,539	$82,910
Program license fees — NICC	287	—
Program license fees — other affiliates	13,821	8,341
Program license fees — non-affiliates	93,795	129,906
Prepaid program license fees	6,750	10,250

Program license fees, at cost	218,192	231,407
Accumulated amortization	(76,670)	(83,430)

Program license fees, net	$141,522	$147,977

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On May 9, 2000, Crown Media Holdings recorded $84.1 million of program license fees as part of its acquisition of Crown Media United States. Programming costs for the years ended December 31, 2000, 2001, and 2002 were $50.2 million, $117.2 million, and $138.0 million, respectively. Amortization of program license fees, included as a component of programming cost, was $47.3 million, $101.1 million, and $152.1 million for the years ended December 31, 2000, 2001 and 2002.

      License fees payable are comprised of the following:

	As of December 31,

	2001	2002

	(In thousands)
License fees payable — Hallmark Entertainment Distribution	$62,299	$68,243
License fees payable — other affiliates	—	90
License fees payable — non-affiliates	56,215	89,858

Total license fees payable	118,514	158,191
Less current maturities	(33,088)	(58,756)

Long-term license fees payable	$85,426	$99,435

      Crown Media United States recorded a charge in the fourth quarter of 2002 of $47.0 million related to certain programming write-downs reflecting refinement of the Company’s programming strategy and projected usage. In the accompanying consolidated statement of operations for the year ended December 31, 2002, write-downs of $29.3 million is included in affiliate programming costs and write-downs of $17.7 million is included in non-affiliate programming costs. The mix of revenues for the domestic Hallmark Channel has shifted more heavily to advertising revenues from subscriber fees revenue. Certain of the programming identified and written-down was not expected to generate sufficient future advertising revenue to support the channel.

      Crown Media International recorded a charge in the fourth quarter of 2002 of $1.1 million in impairments of program license fees related to New Zealand. In the accompanying consolidated statement of operations for the year ended December 31, 2002, $911,000 is included in affiliate programming costs and $220,000 is included in non-affiliate programming costs.

      Crown Media United States licensed programming for distribution in the United States from The Jim Henson Company under a program license agreement, dated November 13, 1998. Under this program agreement, Crown Media United States generally licensed made-for-television movies and miniseries owned or controlled by The Jim Henson Company, as well as all programming produced by or on behalf of The Jim Henson Company for Crown Media United States. Crown Media United States substantially revised its two program agreements with The Jim Henson Company and EM.TV on July 27, 2001, under which Crown Media United States was obligated to purchase both pre-existing and original programming. The contract revisions replace all prior obligations. Crown Media United States licenses only two series from The Jim Henson Company. In connection with the revisions of the agreements, Crown Media United States paid to The Jim Henson Company and EM.TV $13.0 million. Additionally, Crown Media United States and Crown Media International wrote-off $15.2 million of program license fees. The entire $28.2 million is included in non-affiliate programming costs in the accompanying consolidated statement of operations for the year ended December 31, 2001.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

      Property and equipment are comprised of the following:

	As of December 31,
			Life (In
	2001	2002	years)

	(In thousands)
Technical equipment and computers	$37,745	$38,584	3-5
Leased asset (see Note 8)	13,252	13,252	8
Furniture, fixtures and equipment	2,025	2,162	5
Leasehold improvements	8,604	8,215	3-7
Construction-in-progress	424	1,520

Property and equipment, at cost	62,050	63,733
Accumulated depreciation and amortization	(18,168)	(28,121)

Property and equipment, net	$43,882	$35,612

      Depreciation and amortization expense totaled $5.2 million, $11.5 million, and $13.3 million, respectively, for the years ended December 31, 2000, 2001 and 2002.

6.	Investments in and Advances to Unconsolidated Entities

Investment in H&H Programming — Asia

      In May 1998, Crown Media International formed H&H Programming — Asia, with The Jim Henson Company, for the purpose of developing, owning and operating a pay television channel called The Kermit Channel in Latin America and Asia. In October 2000, we ceased operating The Kermit Channel in Asia, and in lieu of a separate channel, we introduced a nine-hour programming block dedicated to the children’s market on the Hallmark Channel in our Asian feed. As of January 1, 2001, we ceased operating The Kermit Channel in India and introduced a block of children’s programming on the Hallmark Channel in India.

      Each of Crown Media International and The Jim Henson Company held a 50% interest in H&H Programming — Asia through March 15, 2001. Crown Media Holdings’ investment in H&H Programming — Asia was reflected in the consolidated financial statements using the equity method of accounting until March 15, 2001, the date of the acquisition of the remaining 50% interest (see note 1), at which time it became a consolidated subsidiary. Crown Media Holdings’ equity in the net loss of H&H Programming -Asia was approximately $4.5 million for the year ended December 31, 2000, and $655,000 for the two and one half months ended March 15, 2001.

      Crown Media Holdings provided services to H&H Programming — Asia in exchange for a management fee as provided in an agreement between Crown Media International and H&H Programming — Asia. This fee, which was approximately $2.9 million for the year ended December 31, 2000, included direct and indirect costs incurred on behalf of H&H Programming — Asia, as provided by the agreements. No fees were recorded for the year ended December 31, 2001.

      Crown Media International made capital contributions, through cash advances to and/or conversion of receivables from H&H Programming — Asia, of $2.5 million during 2000. For the two and one half months ended March 15, 2001, Crown Media International made contributions of $707,000.

Investment in Crown Media United States

      In November 1998, Crown Media International entered into an agreement with NICC to acquire a 22.5% common equity interest in Crown Media United States. Crown Media United States had been formed to

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

develop, own and operate the Hallmark Channel. The purchase price for Crown Media International’s interest in Crown Media United States was $50.0 million. Pursuant to the terms of the agreement, Crown Media International paid $20.0 million of this purchase price in November 1998, an additional $20.0 million in May 1999 and the final payment of $10.0 million in February 2000.

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

      In connection with the November 1998 investments by Crown Media International and The Jim Henson Company in Crown Media United States, VISN Management Corp. (“VISN,” a subsidiary of NICC) received a redeemable preferred interest of $25.0 million, which ranks senior to the common equity interests of Crown Media United States. This amount is classified as preferred minority interest in the accompanying consolidated balance sheets. Crown Media United States is required to redeem the entire preferred interest on or before December 31, 2010. Partial redemptions are required if, during any fiscal year subsequent to January 1, 2005, and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million. Following each such year, Crown Media United States must redeem the preferred interest in an amount equal to the lesser of such excess, $5.0 million, or the remaining unpaid preferred interest. Crown Media United States also has the right to redeem any remaining unpaid preferred interest in whole (but not in part) at any time.

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

      Crown Media Holdings’ investment in Crown Media United States was reflected in the consolidated financial statements using the equity method of accounting until May 9, 2000, at which time it became a consolidated subsidiary. This investment is included in the consolidated statements of operations as a component of equity in net losses of unconsolidated entities. Crown Media Holdings’ investment in Crown Media United States, through the date of the reorganization, exceeded the underlying equity in the net assets of Crown Media United States as of the date of the investment.

      On March 15, 2001, Crown Media Holdings acquired the remaining 22.5% common interests in Crown Media United States and 50% interest in H&H Programming — Asia, which it did not own, for $85.8 million (see note 1).

7.	Deferred Programming Revenue

      In December 1997, Crown Media International renegotiated a distribution agreement with a pay television distributor, which was extended through December 2001. As a result of the renegotiation, the pay television distributor paid Crown Media International $5.0 million and agreed to provide Crown Media International with approximately $4.3 million in future transponder services and playback and uplink services. The entire $9.3 million from the renegotiated agreement was initially included in deferred revenue. Revenue

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was recognized in subscriber fees as services were provided over the life of the contract. Remaining revenues recognized under the renegotiated agreement were approximately $1.5 million and $713,000 for the years ended December 31, 2000 and 2001, respectively.

      In 2001, Crown Media Distribution entered into program license agreements with third parties granting rights to use programming during future windows. The revenue from these agreements was recorded as deferred revenue, which will be recognized as licensing fees revenue as the windows open. At December 31, 2001 and 2002, amounts deferred under these agreements were approximately $1.3 million and $599,000. Revenues recognized under the agreement was approximately $717,000 for the year ended December 31, 2002.

8.	Leases

      Crown Media International leases uplink and transponder space under a long-term lease agreement. In accordance with SFAS No. 13, Accounting for Leases, the lease was accounted for as a capital lease. Future minimum lease payments under the agreement at December 31, 2002 are as follows:

Years Ended
December 31,
(In thousands)
2003	$2,300
2004	2,300
2005	2,300
2006	2,300
2007	2,300
Thereafter	2,300

Total minimum lease payments	13,800
Less amount representing interest	(3,077)

Present value of net minimum lease payments	10,723
Less current maturities	(1,433)

Long — term obligation	$9,290

      On April 1, 2002, Crown Media United States entered into a satellite transponder service agreement with SES Americom, Inc. Once the equipment is launched in 2004, Crown Media United States has committed to lease uplink and transponder space under this long-term lease agreement. In accordance with SFAS No. 13, the lease will be capitalized upon launch of the satellite, and an estimated $20.0 million asset and corresponding liability will be recorded.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense under these agreements was $16.1 million, $17.3 million, and $19.7 million, respectively, for the years ended December 31, 2000, 2001, and 2002. At December 31, 2002, the minimum annual rental commitments under the leases (excluding the effects of unexecuted sublease agreements) are as follows:

Years Ended
December 31,
(In thousands)
2003	$15,458
2004	15,032
2005	15,355
2006	10,973
2007	10,728
Thereafter	21,741

89,287
Less: Sublease rentals	(92)

$89,195

      As of part of the reorganization, the Company subleased its Coral Gables sales and administrative office space in fourth quarter 2002.

9.	Credit Facility and Private Placement

Credit Facility

      In connection with the completion of the purchase of the film assets, Crown Media Holdings entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to Crown Media Holdings, a five-year $320.0 million secured credit facility. At December 31, 2001, $111.9 million of the amount payable under the credit facility is included as a current liability (including accrued interest of approximately $936,000), to be paid on January 7, 2002, from the proceeds of the issuance of the preferred securities, and $151.4 million was included as a long-term liability. At December 31, 2002, an amount outstanding under the credit facility of $320.0 million is included as a long-term liability. The entire balance is due in 2006. This loan is guaranteed by Crown Media Holdings’ subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. A portion of the borrowings under the credit facility were used to pay $120.0 million of debt assumed as part of the consideration for acquiring the film assets and to repay $84.2 million outstanding under a $150.0 million line of credit provided by HC Crown. At December 31, 2002, Crown Media Holdings had borrowed all funds available under the credit facility. JP Morgan Chase Bank and J.P. Morgan, a significant stockholder of Crown Media Holdings, are both affiliates of J.P. Morgan Chase & Co.

      The bank credit facility encompasses a term loan of $100.0 million and a revolving line of credit of $220.0 million, up to $20.0 million of which can be letters of credit issued at the request of Crown Media Holdings. Each loan (which includes the term loans and any revolving credit loans) bears interest at a Eurodollar rate or an alternate base rate as Crown Media Holdings may request in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rate changes. Crown Media Holdings is required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. The credit facility contains a number of affirmative and negative covenants. In addition, the aggregate principal amount of all outstanding revolving credit loans and term loans as well as letters of credit available under the credit facility must not exceed the amount of the Library Credit

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

then in effect. The Library Credit is defined as 50% of the most recent valuation of the film assets, which is required to be delivered after the end of each quarter. This valuation of the film assets is based upon the net present value of future cash flows expected to be generated by sales of film licenses. As of the most recent valuation, the library credit was in excess of the maximum amount of the credit facility.

      The credit facility contains a number of affirmative and negative covenants, which were amended on February 20, 2003. The affirmative covenants include: our furnishing financial reports to the lenders and our observing in all material respects all material agreements with respect to the distribution or exploitation of film assets. Negative covenants include: Limitations on indebtedness, liens, investments, “Restricted Payments,” capital expenditures, changes in our business activities, and other matters; not amending the promissory note with HC Crown, the related letter of credit issued for our benefit or certain of our other material agreements; a requirement that EBITDA, as defined not be less than specified amounts for each quarter through December 31, 2003 and specified amounts for each fiscal year thereafter; not permitting the Leverage Ratio (that is, the ratio of aggregate principal amount of indebtedness at the date of determination excluding any preferred stock and non-interest bearing obligations to EBITDA for the 12-month period ending on the date of determination) to exceed maximum leverage ratios from December 31, 2004 through June 30, 2006; and not permitting the Interest Coverage Ratio (the ratio of EBITDA to interest expense) at any time during the twelve-month periods ending at the end of each calendar quarter commencing December 31, 2004 to be less than specified ratios. Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the HC Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards, Hallmark Entertainment or any of their affiliates. The bank credit agreement permits Crown Media Holdings to use net cash proceeds from the issuance of debt or equity to be used for certain Restricted Payments. The bank credit agreement also permits, among other things, payments by Crown Media Holdings to Hallmark Entertainment Distribution under program license agreements and to Hallmark Entertainment, Hallmark Cards or their affiliates under the terms of service agreements up to certain dollar amounts.

      Since the inception of the credit facility, Crown Media Holdings has elected the monthly Eurodollar rate. For 2001, amounts under the revolver accrued interest at rates from 5.00% to 5.59% and amounts under the term loan accrued interest at rates from 5.11% to 5.59%. For 2002 amounts under the revolver have accrued interest at rates from 4.38% to 5.14% and amounts under the term loan have accrued interest at rates from 4.38% to 5.11%. Interest expense on borrowings under the credit facility for the years ended December 31, 2001 and 2002, was $3.1 million and $11.7 million. At December 31, 2001 and 2002, accrued interest of $936,000 and $596,000, respectively, was reflected in the current portion of the credit facility in the accompanying consolidated balance sheet.

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

      The contingent appreciation certificates issued by Crown Media Holdings will expire on March 15, 2008. On or after the occurrence of certain defined purchase or liquidation events, the holders will be entitled, at their option, (i) to a cash payment for a minimum return amount on the original cost of the unit, or (ii) a right to purchase approximately 38.3 shares of Class A common stock per unit at a price initially equal to $13.07, subject to adjustment, calculated on the date Crown Media Trust redeems or purchases the preferred securities. The minimum return amount means the amount, when added to the liquidation amount and all cash distributions on the preferred securities, which yields an internal rate of return of 14.0% to 18.0%, depending on the date of redemption or purchase. The maximum return amount means the amount, when added to the liquidation amount and all cash distribution on the preferred securities, which yields an internal rate of return of 25%. The contingent appreciation certificates, if fully exercised for stock, would represent approximately 10.1 million shares of the Company’s Class A common stock.

      On or after December 15, 2003, Crown Media Holdings will have the right to redeem any and all of the outstanding debentures at a redemption price equal to 100% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon. Since their issuance and through September 30, 2002, the Company had expected to redeem the debentures on December 15, 2004, and was accreting its convertible debt and guaranteed preferred beneficial interest to the amount expected to be paid, either in cash or common stock, in satisfaction of the minimum return, at a rate of return of 14%. In light of the decline in the market price of the Company’s Class A common stock, which affects the desirability of offering stock in the future to redeem the preferred securities, management determined that the Company will not make an optional early redemption of its trust preferred securities, but will wait until their final redemption date in December 2007. Consequently, under the applicable terms of the preferred securities and related contingent appreciation certificates, the cumulative interest rate is expected to be 18%, an increase of 4% from the 14% cumulative rate, which would have been payable if the securities were redeemed at the previously anticipated date of December 2004. The change in the interest rate from 14% to 18% will result in higher interest expense and accretion of guaranteed preferred beneficial interest that will negatively impact the Company’s results of operations for all future periods until these securities are redeemed. The required quarterly cash payments on the preferred securities remain unchanged, although the final redemption amount will be higher. In the event of a change of control, the Company must either exercise its right to redeem all or offer to purchase any and all of the outstanding debentures at a price equal to 110% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon.

      The financing was recorded at $265.0 million and required the allocation of fair value to the various components based on the terms of the private placement agreement. Crown Media Holdings calculated the guaranteed preferred beneficial interest portion of the preferred securities using an internal rate of return analysis (cumulative present value of expected future cash flows) on the preferred securities. The carrying value of the guaranteed preferred beneficial interest as determined on December 17, 2001, was $197.7 million,

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on December 31, 2001, was $199.0 million, and on December 31, 2002, was $221.6 million, net of offering costs.

      Crown Media Holdings calculated the initial value of the contingent appreciation certificate portion of the preferred securities by using Black-Scholes models and by using a combination of put and call options that would provide the same future payout as the convertible debt portion. The resulting value of the contingent appreciation certificates, net of embedded derivatives, was $43.5 million on December 17, 2001, $43.7 million as of December 31, 2001, and $47.9 million as of December 31, 2002, which has been classified as convertible debt on the accompanying consolidated balance sheets. The transaction also resulted in a net derivative liability on December 17, 2001, of $12.1 million, on December 31, 2001, of $12.5 million, and on December 31, 2002, of $762,000.

      The following table summarizes the transaction as at the transaction date, as of December 31, 2001, and as of December 31, 2002. The summary also reflects the allocation of transaction costs between the various components of the financing.

	Initial	As of	As of
	Fair Value	December 31,	December 31,
	Allocation	2001	2002

	(In thousands)
Convertible debt
Value of contingent appreciation certificates	$93,682
Value of embedded derivative	(50,212)

Total carrying amount of convertible debt(a)(b)	43,470	$43,733	$47,916

Derivative liability(c)	12,083	$12,495	$762

Allocable offering costs included in debt issuance costs(d)	(2,444)	$(2,427)	$(2,020)

Guaranteed preferred beneficial interest in Crown Media Trust’s debentures	209,447	$210,699	$245,241
Distribution to holders of guaranteed preferred beneficial interest in Crown Media Trust’s debentures	—	—	(14,730)
Allocable offering costs(e)	(11,771)	(11,659)	(8,960)

Total carrying value of guaranteed preferred beneficial interest(b)(f)	197,676	$199,040	$221,551

Net proceeds allocated to securities sold	$250,785

Gross proceeds from private placement	$265,000
Offering costs	(14,215)

Net proceeds allocated to securities sold	$250,785

(a)	Accreting principal to $45.6 million and additional 11.25% interest to meet minimum return requirements over six years.

(b)	Interest payable at 6.75% per annum in cash each quarter. Balance due at anticipated redemption on December 17, 2007.

(c)	Marked to fair value through income (loss) at each reporting date.

(d)	Amortizing to interest expense over six years.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Accreting to guaranteed preferred beneficial interest over six years.

(f)	Accreting principal to $219.4 million and additional 11.25% interest to meet minimum return requirements over six years.

10.	Related Party Transactions

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

      On December 14, 2001, the Company executed a promissory note, in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank credit facility and the Crown Media Trust preferred securities, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown’s obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of December 31, 2001, the Company had no borrowings under this note to HC Crown. As of December 31, 2002, principal borrowings under the note were $5.0 million, with accrued interest of $10,000, both of which were included in notes and interest payable to HC Crown on the accompanying consolidated balance sheet. Under the $75.0 million note, the Company is obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid in cash or by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. At December 31, 2001 and 2002, the $1.1 million and $281,000 commitment fee were included in payable to affiliates in the accompanying consolidated balance sheets. In December 2002, we issued 123,831 shares as payment for $844,000 of fees. The line of credit was amended to its present form in conjunction with the issuance of the Crown Media Trust’s preferred securities.

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

      In connection with the private placement of units consisting of preferred securities issued by Crown Media Trust and contingent appreciation certificates, Hallmark Cards, certain of its subsidiaries and other parties thereto entered into a Subordination and Support Agreement (the “Subordination Agreement”), pursuant to which Hallmark Cards agreed to loan Crown Media Holdings up to $75.0 million under a subordinated revolving credit line. The line of credit has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank facility and the units, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. In addition, until the termination of the Subordination Agreement and such time as the debentures issued to Crown Media Trust and contingent appreciation certificates are paid in full, Hallmark Cards will agree to loan Crown Media Holdings an amount necessary to pay, when due, the $100.0 million in obligations owed to third parties by Hallmark Entertainment Distribution which were assumed by Crown Media Holdings in connection with its acquisition of the film library. Lastly Hallmark Entertainment Distribution agreed to subordinate approximately $60.0 million in obligations owed by subsidiaries of Crown Media Holdings to it pursuant to certain program license agreements.

Costs Incurred on Crown Media Holdings’ Behalf

      Since inception, Hallmark Entertainment has paid certain costs related to payroll and benefits, insurance, operational and financing expenditures and capital expenditures on behalf of Crown Media Holdings. These transactions are recorded in the books and records of Crown Media Holdings. For the years ended December 31, 2000, 2001 and 2002, respectively, $3.8 million, $3.6 million, and $1.4 million, respectively,

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were paid to Hallmark Entertainment. Unreimbursed costs of $1.8 million and $1.1 million are included in the item payable to affiliates in the accompanying consolidated balance sheets as of December 31, 2001 and 2002, respectively.

Services Agreement with Hallmark Cards

      Hallmark Cards, its subsidiaries and various affiliates, provide Crown Media Holdings with services that include payroll, legal, financial, tax and other general corporate services. This service agreement has a term of three years, commencing January 1, 2000. Crown Media Holdings signed a new intercompany services agreement, effective January 1, 2003, with Hallmark Cards under which Hallmark Cards has agreed for a term of three years, subject to cancellation by either party after the first or second year. Under the new agreement, the Company has agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. Additionally, Hallmark Cards made a payment on Crown Media Holdings’ behalf for certain expenses in the amount of $500,000 during first quarter 2002. For each of the years ended December 31, 2000, 2001 and 2002, Crown Media Holdings had accrued $500,000, respectively, under the agreement. At December 31, 2001 and 2002, unpaid accrued service fees of $3.1 million and $5.0 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Services Agreement with Hallmark Entertainment

      Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. This service agreement has a term of three years, commencing January 1, 2001, with the right of either party to terminate the agreement after the first year upon 60 days written notice. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, paid in quarterly installments of $375,000. Crown Media Holdings paid $1.9 million to Hallmark Entertainment for these services in April 2002. At December 31, 2001 and 2002, unpaid accrued service fees of $1.5 million and $375,000, respectively, were included in payable to affiliates in the accompanying consolidated balance sheet.

Program License Agreements with Hallmark Entertainment Distribution

      Crown Media International has a program license agreement with Hallmark Entertainment Distribution dated January 1, 2001. The agreement expires on December 31, 2005, subject to a renewal through December 31, 2010. Under the terms of the agreement, Crown Media International has the exclusive right to exhibit Hallmark Entertainment Distribution’s programming in the territories in which Crown Media International operates during three 18-month windows. Crown Media International also has the exclusive right to exhibit programming in markets where it does not currently operate, if it elects to distribute its channel in those markets subject to any third party agreement existing at the time Crown Media International launches in those markets. In addition, under the agreement, Hallmark Entertainment Distribution is generally obligated to sell to Crown Media International all of the programming it produces and Crown Media International is obligated to purchase up to 50 programs produced per year during the term of the agreement.

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

      As part of the program license agreements with Hallmark Entertainment Distribution, in the event that either Crown Media United States or Crown Media International sub-license any licensed program to a third party, they must equally share with Hallmark Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Company. For the year December 31, 2002, Crown Media United States entered into sublicensing arrangements which resulted in $749,000 being payable to Hallmark Entertainment Distribution under this sharing arrangement and which has been included in the accompanying consolidated balance sheet as payable to affiliates. In addition, pursuant to an amendment to the program license agreements, dated as of May 15, 2002, Crown Media United States and Crown Media International authorized Hallmark Entertainment Distribution to solicit and enter into third party license agreements for titles held by them under the program license agreements. In the event that the length of the license sold to such third party exceeds the length of the license held by Crown Media United States or Crown Media International, the fees related to such excess period are to be paid to Hallmark Entertainment Distribution.

      Programming costs related to the Hallmark program agreements were $36.9 million, $43.9 million, and $47.3 million, respectively, for the years ended December 31, 2000, 2001 and 2002. As of December 31, 2001 and 2002, $62.3 million and $68.2 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. In fourth quarter 2002, Crown Media Holdings paid $25.0 million to Hallmark Entertainment Distribution for license fees. In December 2001, Crown Media Holdings paid $69.4 million to Hallmark Entertainment Distribution for license fees with proceeds from its private placement transaction.

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

Purchase of Film Assets

      On September 28, 2001, Crown Media Holdings completed the acquisition of film assets, comprised of approximately 700 film titles and related rights and property, representing over 3,000 hours of programming, from the film assets of Hallmark Entertainment Distribution, a wholly owned subsidiary of Hallmark Entertainment Holdings. Under the terms of the acquisition, the Company assumed $220.0 million of Hallmark Entertainment Distribution debt and payables and issued 33,319,528 shares of the Company’s Class A common stock, net of the reduction of the 425,000 shares returned to the Company in accordance with the finalization of a stockholder lawsuit. The number of shares of common stock was determined by a formula based on the average closing price of the common stock from November 6, 2000 (the date the Company announced that it was contemplating the transaction) to September 27, 2001 (the day prior to closing), which average price was $17.78 per share. A committee of directors independent of Hallmark Entertainment and its affiliates considered and negotiated this transaction, including the purchase price, and

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received a fairness opinion from its financial advisor. Additionally, the stockholders of Crown Media Holdings, other than Hallmark Cards and its affiliates, approved the transaction at a meeting on July 17, 2001.

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

Hallmark Trademark License Agreements

      Crown Media Holdings is permitted to use the “Hallmark” and “Hallmark Entertainment” trademarks in accordance with the terms of a royalty-free two-year trademark license agreement dated as of December 1, 2000, between Hallmark Cards and Crown Media International. This agreement was recently extended through November 30, 2003. Under that agreement, the Company may use the Hallmark and Hallmark Entertainment trademarks only for so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of the voting interest and at least 35% of the equity interest of Crown Media Holdings, and designate a majority of our Board and so long as there is no event of default under the agreement.

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

      Except for the uses permitted by the trademark license agreement of Crown Media International, the Company is not permitted to use the Hallmark name alone or with any other names.

      There is a similar trademark license agreement between Hallmark Cards and a subsidiary of Crown Media International that permits the use of the Hallmark and Hallmark Entertainment trademarks in the United Kingdom through November 30, 2003.

      Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., amended and restated on March 27, 2001, which has also been extended through November 30, 2003. The agreement permits the use of the Hallmark trademarks in the United States under terms, which are similar to the terms applicable to the use of the Hallmark trademarks outside the United States by Crown Media International. As with Crown Media International’s trademark agreement with Hallmark Cards, the amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the “Hallmark Channel”. The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States’ network.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing Agreement

      Crown Media United States and Hallmark Cards entered into an agreement to sponsor the Hallmark Keepsake Sweepstakes, a national promotion in November and December 2002, involving a watch-and-win contest, prize give-aways, and six Hallmark Entertainment original productions. Through December 31, 2002, the Company incurred $15.1 million of costs related to this sponsorship.

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

      Under the NICC Program License Agreement and the Company Agreement, Crown Media United States agreed to advance amounts to NICC for the production of programming for Crown Media United States. The advances are treated as advance payments against the license fees which would be payable for this programming. The annual advance was equal to $5.0 million with certain annual escalations.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From May 2000 through December 31, 2002, Crown Media Holdings was not included in the consolidated federal income tax return of Hallmark. Crown Media Holdings was included in certain combined state income tax returns of Hallmark or Hallmark Entertainment. Consequently, Hallmark Entertainment and Crown Media Holdings entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Entertainment and Crown Media Holdings filed consolidated, combined or unitary state tax returns, Crown Media Holdings made tax-sharing payments to (or received payments from) Hallmark Entertainment equal to the taxes (or tax refunds) that Crown Media Holdings would have paid (or received) if it filed on a stand-alone basis. Such payments were computed based on Crown Media Holdings’ income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.

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

      The income tax provision (benefit) is comprised of the following:

	Years Ended December 31,

	2000	2001	2002

	(In thousands)
Current:
Federal	$—	$—	$—
Foreign	1,743	1,976	2,054
State and local	—	—	—

Total current	1,743	1,976	2,054
Deferred:
Federal	—	(4,655)	—
State and local	—	(665)	—

Total deferred	—	(5,320)	—

Total	$1,743	$(3,344)	$2,054

      The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,

	2000	2001	2002

	(In thousands)
Taxes computed at 35%	$(40,034)	$(81,612)	$(108,841)
Net operating losses not benefiting Crown Media Holdings	8,441	—	—
Goodwill amortization	—	7,027	—
Other	—	—	4,451
Increase in federal valuation allowance, exclusive of reduction of $95.3 million in 2001 as a result of the transfer of film assets	31,593	69,265	104,390
Additional tax on foreign income	1,743	1,976	2,054

Income tax provision (benefit)	$1,743	$(3,344)	$2,054

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of Crown Media Holdings’ deferred tax assets and liabilities are comprised of the following:

	As of December 31,

	2001	2002

	(In thousands)
Deferred tax assets:
Deferred revenue	$47	$227
Bad debt reserve	2,987	3,020
Accrued compensation	2,351	3,187
Net operating loss	107,023	254,089
Unconsolidated entity losses	2,834	1,449
Other	637	18,816
Valuation allowance	(15,985)	(134,236)

Total deferred tax assets	99,894	146,552
Deferred tax liabilities:
Depreciation	(385)	(3,548)
Film inventory	(99,509)	(143,004)
Unconsolidated entity losses	—	—
Other	—	—

Total deferred tax liabilities	(99,894)	(146,552)

Net deferred taxes	$—	$—

      As of December 31, 2002, cumulative net tax operating losses are approximately $635.2 million and expire in 2020 through 2022.

12.	Commitments and Contingencies

Severance Agreement

      In January 1999, under the terms of a severance agreement with a former senior executive, Crown Media International recorded $4.0 million of expense. In accordance with the agreement, a payment of $2.0 million was made in January 2000, a payment of $1.0 million was made in February 2001, and a final payment of $1.0 million was made in February 2002. On May 9, 2000, in conjunction with the initial public offering and in accordance with the agreement, Crown Media Holdings recorded an additional $2.0 million of expense, paid in February 2001.

13.	Share Appreciation Rights Plan and Stock Options Plan

      In March 1999, Crown Media International adopted a Share Appreciation Rights Plan (the “SAR Plan”) to provide key officers of Crown Media International incentives linked to the increase in Crown Media International’s market value. The Crown Media International SAR Plan allowed for the issuance of up to three million rights that accrue value over an initial valuation and vest over a period of thirty-six months. The maximum distributions under the Crown Media International SAR Plan were $15.0 million in aggregate and $10.0 million to any individual. As of December 31, 1999, Crown Media International had issued three million rights and accrued $2.8 million under the Crown Media International SAR Plan. The Crown Media International SAR Plan expired on May 10, 2000, in conjunction with the initial public offering, as the shares were converted to stock options based upon calculated pricing models. At that time, Crown Media Holdings

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted one million non-qualified stock options with an exercise price of $8.33 and recognized additional compensation expense of $5.67 per option to record them at fair value.

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

      Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the “Plan”). Crown Media Holdings accounts for the Plan under APB 25, under which compensation cost of $4.2 million, $1.5 million, and $18,000, respectively, was recognized for the years ended December 31, 2000, 2001 and 2002. Compensation cost for stock options issued to employees represented the excess of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock

      Crown Media Holdings may grant options for up to 10.0 million shares under the Plan and has granted options on 3.9 million shares, 3.3 million shares and 1.8 million shares, respectively, during 2000, 2001 and 2002. For options issued in conjunction with the initial public offering, the option exercise price equals the stock’s market price on date of grant. Options converted from the Crown Media International SAR Plan and the Odyssey Holdings SAR Plan had exercise prices of $8.33 and $8.94, respectively, which did not equal the stock’s market price on the date of grant. Crown Media Holdings has recorded expense related to the aforementioned difference. The stock options expire 10 years from the date of grant and vest over service periods that range from date of grant to four years.

      A summary of the status of the Plan at December 31, 2000, 2001, and 2002, and changes during the years then ended is presented in the table and narrative below

			Weighted
			Average
			Exercise
		Exercise Price	Price Per
	Shares	Per Option	Option

	(In thousands)
Balance, January 1, 2000	—	—	—
Options granted	3,952	$8.33-17.00	$10.98
Options exercised	(23)	$8.33	$8.33
Options canceled	(8)	$14.00	$14.00

Balance, December 31, 2000	3,921		$10.99

Options granted	3,265	$8.80–21.00	$14.89
Options exercised	(77)	$8.33-14.00	$10.32
Options canceled	(218)	$8.94-16.38	$14.60

Balance, December 31, 2001	6,891		$12.66

Options granted	1,806	$9.76-12.50	$12.19
Options exercised	(182)	$8.33-8.94	$8.93
Options canceled	(678)	$12.50-20.77	$15.62

Balance, December 31, 2002	7,837		$12.38

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options Outstanding				Options Exercisable

Range of		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Shares	Remaining	Exercise Price	Exercisable	Exercise Price
Per Option	Outstanding	Contractual Life	Per Option	Shares	Per Option

	(In thousands)			(In thousands)
$ 6.30-10.50	2,278	5.0	$8.67	2,097	$8.64
$10.51-12.60	1,851	8.8	$12.10	134	$11.06
$12.61-14.70	2,099	7.4	$13.64	973	$13.75
$14.71-21.00	1,609	7.3	$16.32	502	$16.28

	7,837			3,706

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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002: risk-free interest rate of 4.24% for the options with a four year vesting period; no expected dividend yield; expected lives of six years; and expected volatility of 35.21%. Expected volatility was calculated using the average volatilities of comparable public companies.

14.	Benefit Plans

      Crown Media Holdings adopted a new benefit plan for all of its United States employees in November 2001. According to the new Crown Media Employee Savings Plan (“ESP”), any full-time or part-time employee may join the ESP 90 days after his or her employment. Employees that qualify for participation can contribute up to 16% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents. Crown Media Holdings contributed $557,000 for the year ended December 31, 2002.

      Through December 31, 2001, certain Crown Media Holdings and Crown Media International employees were allowed to participate in its 401(k) Plan (the “401(k) Plan”). Employees that qualified for participation could contribute up to 15% of their salary on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. Crown Media Holdings and Crown Media International were permitted to make matching contributions on behalf of all participants who made elective deferrals in an amount equal to a variable percentage of participants’ pre-tax contributions through November 2001. Crown Media Holdings and Crown Media International contributed $54,000 and $77,000 for the years ended December 31, 2000 and 2001, respectively.

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

      Information relating to Crown Media Holdings’ continuing operations is set forth in the following table (operating loss is defined as total revenues less cost of services; selling, general and administrative expenses; marketing expenses; and amortization of goodwill (through December 31, 2001) and other intangibles. United States based administration costs are reflected in the domestic operating losses and are not allocated internationally).

	Revenue from	Revenue from	Operating
	Unrelated	Related	Income	Identifiable
	Entities	Entities	(Loss)	Assets

	(In millions)
Year ended December 31, 2000:
Domestic	$18.1	$2.9	$(94.3)	$189.6
International	45.8	—	(11.3)	44.2

	$63.9	$2.9	$(105.6)	233.8

Assets not allocated to segments:
Cash and cash equivalents				34.3
Accounts receivable				21.2
Investment in/advances to unconsolidated entity				0.6
Goodwill				240.1

Consolidated total assets				$530.0

Year ended December 31, 2001:
Domestic	$34.5	$5.0	$(186.0)	$258.9
International	65.3	—	(31.8)	79.8
Film Distribution	2.3	—	(2.9)	812.0

	$102.1	$5.0	$(220.7)	1,150.7

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revenue from	Revenue from	Operating
	Unrelated	Related	Income	Identifiable
	Entities	Entities	(Loss)	Assets

	(In millions)
Assets not allocated to segments:
Cash and cash equivalents				13.9
Cash in escrow				111.6
Accounts receivable				36.2
Goodwill				314.0

Consolidated total assets				$1,626.4

Year ended December 31, 2002:
Domestic	$54.5	$5.0	$(145.9)	$274.7
International	77.5	—	(108.3)	72.1
Film Distribution	24.0	—	(8.7)	789.6

	$156.0	$5.0	$(262.9)	1,136.4

Assets not allocated to segments:
Cash and cash equivalents				0.3
Accounts receivable				41.6
Goodwill				314.0

Consolidated total assets				$1,492.3

      Some of the markets in which the Company operates, including the Asian market, the South American market (specifically Argentina), Turkey and Russia, have experienced some or all of the following conditions: volatile currency exchange rates, volatile political conditions, and reduced or volatile economic activity. Crown Media Holdings operations have and will continue to be affected in the foreseeable future by economic conditions in these regions.

      British Sky Broadcasting accounted for 17% of our consolidated revenues for the year ended December 31, 2002. No individual pay television distributor accounted for 10% of our consolidated subscribers for the year ended December 31, 2002.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Information (Unaudited)

      The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2001 and 2002.

	Quarters Ended

2001	3/31(A)	6/30	9/30	12/31	Full Year

Total revenues	$23,039	$26,477	$26,335	$31,206	$107,057
Programming costs	(20,214)	(22,884)	(52,623)	(21,464)	(117,185)
Amortization of library assets	—	—	—	(3,533)	(3,533)
Operating costs	(14,866)	(14,950)	(19,440)	(18,956)	(68,212)
Selling, marketing, general and administrative expenses	(27,799)	(28,130)	(28,981)	(33,886)	(118,796)
Amortization of goodwill	(3,527)	(5,469)	(5,524)	(5,512)	(20,032)

Loss from operations	(43,367)	(44,956)	(80,233)	(52,145)	(220,701)
Equity in net losses of unconsolidated entities	(655)	—	—	—	(655)
Guaranteed preferred beneficial accretion	—	—	—	(1,428)	(1,428)
Interest income (expense), net	(760)	(1,652)	(2,322)	(5,658)	(10,392)
Income tax benefit (provision)	(385)	(621)	(397)	4,747	3,344

Net loss	$(45,167)	$(47,229)	$(82,952)	$(54,484)	$(229,832)

Net loss per share	$(0.74)	$(0.72)	$(1.22)	$(0.52)	$(3.08)

(A)	Reflects the acquisition and consolidation of the remaining interests in H&H Programming — Asia beginning March 16, 2001.

	Quarters Ended

2002	3/31	6/30	9/30	12/31	Full Year

Total revenues	$39,469	$39,307	$40,133	$42,100	$161,009
Programming costs	(23,751)	(22,235)	(23,350)	(68,667)	(138,003)
Amortization of library assets	(7,248)	(5,467)	(7,042)	(7,278)	(27,035)
Operating costs	(18,658)	(22,756)	(20,029)	(48,396)	(109,839)
Selling, marketing, general and administrative expenses	(28,581)	(25,404)	(25,215)	(69,796)	(148,996)

Loss from operations	(38,769)	(36,555)	(35,503)	(152,037)	(262,864)
Guaranteed preferred beneficial accretion	(10,602)	(1,176)	(2,987)	(10,743)	(25,508)
Interest income (expense) and other, net	(6,090)	(5,673)	(4,547)	(6,293)	(22,603)
Income tax provision	(549)	(643)	(470)	(392)	(2,054)

Net loss	$(56,010)	$(44,047)	$(43,507)	$(169,465)	$(313,029)

Net loss per share	$(0.54)	$(0.42)	$(0.42)	$(1.62)	$(3.00)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events

      Subsequent to December 31, 2002, Hallmark Entertainment Holdings, Inc. (“Hallmark Entertainment Holdings”, a subsidiary wholly owned indirectly by Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings’ investors, Liberty Crown, Inc. (“Liberty”), a subsidiary of Liberty Media and JP Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments and VISN, contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for Hallmark Entertainment Investments shares. Crown Media Holdings understands that Hallmark Entertainment Investments intends to hold the Crown Media Holdings Shares and to evaluate media investment opportunities in which Crown Media Holdings does not have an interest. Hallmark Entertainment Holdings, as the more than 80% owner of Hallmark Entertainment Investments, will have voting power over all of the Crown Media Holdings shares.

      As a result of this transaction, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards. Hallmark Cards will include Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards will benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards will pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under this federal tax sharing agreement, at Hallmark Cards’ option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title

3.1	—	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/ A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).
3.2	—	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	—	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/ A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
4.1	—	Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.1	—	Second Amended and Restated Stockholders Agreement, dated August 31, 2001 (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).
10.2	—	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of December 31, 2001, by Hallmark Entertainment Holdings, Inc. (previously filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on March 29, 2002 and incorporated herein by reference)
10.3	—	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of March 11, 2003, by Hallmark Entertainment Investments Co.
10.4	—	Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by JP Morgan Partners (BHCA), L.P.
10.5	—	Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by Liberty Crown, Inc. and Liberty Media Corporation.
10.6	—	Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by DirecTV Enterprises, Inc.
10.7	—	Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by VISN Management Corp.
10.8	—	Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by Crown Media Holdings, Inc.
10.9	—	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of February 28, 2003, by Hughes Electronics Corporation.
10.10	—	Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, by and among Crown Media Holdings, Inc., its Subsidiaries named therein, the Lenders named therein and The Chase Manhattan Bank (now known as JPMorgan Chase Bank) as Administrative Agent and Issuing Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.11	—	Amendment No. 1, dated as of December 14, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.12	—	Amendment No. 2, dated as of December 31, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank. (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10.13	—	Amendment No. 3, dated as of March 29, 2002, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 15, 2002 and incorporated herein by reference).
10.14	—	Amendment No. 4, dated as of May 15, 2002, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 15, 2002 and incorporated herein by reference).
10.15	—	Amendment No. 5, dated as of February 5, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank.
10.16	—	Subordination and Support Agreement dated August 31, 2001, among Crown Media Holdings, Inc., Hallmark Cards, Incorporated and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) as agent for the Lenders and the Issuing Bank referred to in the Credit Agreement (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.17	—	Amended and Restated Limited Guarantee Agreement and Acknowledgement, dated as of August 31, 2001 as amended and restated as of December 14, 2001, made by Hallmark Cards, Incorporated in favor of JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as agent on behalf of the Lenders and the Issuing Bank (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.18	—	Hallmark Inducement Agreement dated August 31, 2001, between Hallmark Entertainment, Inc. and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) in its capacity as agent under the credit agreement (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.19	—	Securities Purchase Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc., Crown Media Trust and the Investors Named Therein (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.20	—	Contingent Appreciate Certificate Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc. and the Holders Named Therein (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.21	—	Indenture, dated as of December 17, 2001, by and between Crown Media Holdings, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.22	—	Preferred Securities Guarantee Agreement, dated as of December 17, 2001, by and between Crown Media Holdings, Inc., as Guarantor, and JPMorgan Chase Bank, as Preferred Guarantee Trustee (previously filed as Exhibit 10.6 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.23	—	Subordination and Support Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc., Obligor, Crown Media Trust, Hallmark Cards, Incorporated, JPMorgan Chase Bank, Indenture Trustee, and the holders of Certificates identified therein (previously filed as Exhibit 10.7 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.24	—	Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC, and Crown Media International, Inc. (previously filed as Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)

Exhibit
Number		Exhibit Title

10.25	—	Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC (formerly known as Odyssey Holdings, LLC) (previously filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.26	—	Amendments, made as of May 15, 2002, to those certain Amended and Restated Program License agreements, dated as of January 1, 2001, between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC and Crown Media International, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).
10.27	—	Amended and Restated Trademark License Agreement, dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Crown Media International, Inc. (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10.28	—	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Media International, LLC.
10.29	—	Amended and Restated Trademark License Agreement (UK), dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Hallmark Entertainment Limited (formerly known as Hallmark Entertainment Networks (UK) Ltd.) (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated by reference herein).
10.30	—	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited.
10.31	—	Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001, and incorporated herein by reference.)
10.32	—	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.
10.33	—	Security Agreement, dated as of August 1, 1999, by and between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and Hallmark Cards, Incorporated (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.34	—	Security Agreement, dated as of March 27, 2001, by and between Odyssey Holdings, LLC (now known as Crown Media United States, LLC) and Hallmark Licensing, Inc. (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.35	—	Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.36	—	Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.37	—	Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference.)
10.38	—	Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
10.39 *	—	Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10.40	—	Program License Agreement, dated as of November 13, 1998, between National Interfaith Cable Coalition, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.17 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.41	—	Purchase and Sale Agreement, dated April 10, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, LLC (previously filed as Appendix A to definitive proxy materials filed on May 7, 2001, and incorporated by reference herein).
10.42	—	Service Agreement, dated September 28, 2001, by and between Hallmark Entertainment, Inc. and Crown Media Holdings, Inc., as assigned to Crown Media Distribution, LLC, pursuant to letter dated December 14, 2001. (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.43	—	Registration Rights Agreement, dated as of September 28, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, as amended by assignments dated September 28, 2001 and December 31, 2001. (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.44	—	Extension Agreement, dated as of March 1, 2002, by and between Crown Media Holdings, Inc., Crown Media Distribution, LLC and Hallmark Entertainment Distribution, LLC.
10.45	—	Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
10.46	—	Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.47	—	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.48	—	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.49	—	Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/ A filed on January 10, 2002 and incorporated herein by reference).
10.50	—	Lease, dated as of June 1, 1998, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.20 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.51	—	First Amendment to Lease, dated as of March 23, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.52	—	Second Amendment to Lease, dated as of August 17, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.22 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.53	—	Third Amendment to Lease, dated as of September 26, 2000, by and between High Pointe 1 Development Group L.L.C. and Crown Media International, Inc. (formerly known as Hallmark Entertainment Network, Inc.) (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).

Exhibit
Number			Exhibit Title

10.54		—	Fourth Amendment to Lease, dated as of February 6, 2001, by and between High Pointe 1 Development Group, L.L.C. and Crown Media Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated by reference herein).
10.55		—	Fifth Amendment to Lease, dated as of February 12, 2002, by and between High Pointe 1 Development Group LLC and Crown Media International, Inc. (previously filed as Exhibit 10.39 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.56		—	Guaranty of Lease Obligations, dated June 1, 1998, by Hallmark Entertainment, Inc. for High Pointe I Development Group L.L.C. (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.57	*	—	Employment Agreement, dated as of September 18, 2001, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).
10.58	*	—	Employment Agreement, dated as of July 5, 2000, between Crown Media Holdings, Inc. and Chris Moseley (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10.59	*	—	Employment Agreement, dated as of October 25, 2000, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10.60	*	—	Employment Agreement, dated as of January 1, 2001, by and between Crown Media Holdings, Inc. and William Aliber (previously filed as Exhibit 10.44 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.61	*	—	Employment Agreement, dated as of September 19, 2000, by and between Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) and Paul FitzPatrick (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.62	*	—	Employment Agreement, dated as of September 25, 2001, by and between Crown Media United States, LLC and Lana Corbi (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.63	*	—	Severance Agreement, dated December 26, 2002, by and between Lana Corbi and Crown Media United States, LLC.
10.64	*	—	Employment Agreement, dated as of December 20, 2001, by and between Crown Media International, Inc. and Russel H. Givens, Jr. (previously filed as Exhibit 10.47 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.65	*	—	Separation Agreement, dated January 28, 1999, between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and George Stein (previously filed as Exhibit 10.29 to our Registration Statement on Form S-1/ A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.66		—	$50,000,000 Promissory Note, dated July 10, 2001, made by Crown Media Holdings, Inc. in favor of HC Crown Corporation (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference).
10.67		—	$75,000,000 Promissory Note, dated December 14, 2001, made by Crown Media Holdings, Inc., Crown Media International, Inc. and Crown Media United States, LLC in favor of HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.68		—	$150,000,000 Irrevocable Standby Letter of Credit No. TS-07001786, dated October 3, 2001, issued by Credit Suisse First Boston, in favor of the Crown Media Holdings, Inc. (previously filed as Exhibit 10.51 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10.69	—	Reduction Certificate to $150,000,000 Irrevocable Standby Letter of Credit, dated December 21, 2001 (previously filed as Exhibit 10.52 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
21.1	—	List of our Subsidiaries.
23.1	—	Consent of KPMG LLP.
99.1	—	Certification of 10-K Report.

*	Management contract or compensating plan or arrangement.