Form 10-Q
period 2003-03-31
CROWN MEDIA HOLDINGS INC
filed 2003-05-15
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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
if Changed Since Last Report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes [X]     No [   ]

As of May 9, 2003, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,794,606, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.2 Binding Memorandum of Understanding
EX-10.3 Binding Memorandum of Understanding
EX-10.4 Technical Services Agreement
EX-10.5 March 11, 2003, Amendment to Agreement
EX-10.6 Employment Adgreement - David Kenin
EX-10.7 Employment Adgreement - William Abbott
EX-99.1 Section 906 Certifications of CEO and CFO

		Page

PART I	Financial Information
Item 1	Financial Statements (Unaudited)	3
	CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
	Consolidated Balance Sheets — December 31, 2002 and March 31, 2003 (Unaudited)	3
	Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	4
	— Three Months Ended March 31, 2002 and 2003
	Consolidated Statements of Cash Flows (Unaudited)	5
	— Three Months Ended March 31, 2002 and 2003
	Condensed Notes to Unaudited Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4	Controls and Procedures	37
PART II	Other Information	38
Item 6	Exhibits and Reports on Form 8-K	38
Signatures		39

     The discussion set forth in this Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings, Inc.’s (“Crown Media Holdings” or the “Company”) management, as of the date of this Form 10-Q including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed in this Form 10-Q under the heading “Risk Factors.” Crown Media Holdings will not update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

     In this Form 10-Q the terms “Crown Media Holdings,” “we,” “us” and “our” refer to Crown Media Holdings, and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate our businesses, Crown Media International, LLC (“Crown Media International”), Crown Media United States, LLC (“Crown Media United States”), Crown Media Distribution, LLC (“Crown Media Distribution”), Crown Entertainment Limited (“Crown Entertainment”), Crown Media Trust (“Crown Media Trust”), and H&H Programming — Asia, L.L.C. (“H&H Programming — Asia”) . The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

     The names Hallmark, Hallmark Entertainment, TOTAL CHOICE and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,	As of March 31,
	2002	2003

		(Unaudited)
ASSETS
Cash and cash equivalents	$335	$7,281
Accounts receivable, less allowance for doubtful accounts of $7,516 and $8,447, respectively	41,629	41,099
Program license fees — affiliates, net of accumulated amortization	12,632	21,552
Program license fees — non-affiliates, net of accumulated amortization	46,557	55,065
Subtitling and dubbing, net of accumulated amortization	3,265	2,807
Prepaids and other assets	12,837	11,430

Total current assets	117,255	139,234
Restricted cash	340	340
Program license fees — affiliates, net of current portion	37,318	31,097
Program license fees — non-affiliates, net of current portion	51,470	60,880
Subtitling and dubbing, net of current portion	1,051	1,051
Film assets, net of accumulated amortization	786,826	780,535
Subscriber acquisition fees, net of accumulated amortization	140,265	133,686
Property and equipment, net of accumulated depreciation	35,612	33,618
Goodwill	314,033	314,033
Debt issuance costs, net of accumulated amortization	6,309	5,932
Prepaids and other assets, net of current portion	1,783	1,721

Total assets	$1,492,262	$1,502,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$47,425	$34,449
Subscriber acquisition fees payable	45,930	36,991
License fees payable to affiliates	8,104	15,544
License fees payable to non-affiliates	50,652	53,015
Payables to affiliates	6,680	6,148
Interest payable to HC Crown	10	415
Credit facility and interest payable	871	784
Capital lease obligation	1,433	1,464
Deferred programming revenue	599	273

Total current liabilities	161,704	149,083
Accrued liabilities, net of current portion	31,385	23,861
Subscriber acquisition fees payable, net of current portion	2,624	1,032
License fees payable to affiliates, net of current portion	60,229	60,229
License fees payable to non-affiliates, net of current portion	39,206	49,199
Note payable to HC Crown	5,000	54,500
Payable to Hallmark Entertainment Holdings, Inc.	52,052	52,052
Payable to Hallmark Entertainment, Inc.	47,948	47,948
Credit facility, net of current portion	320,000	320,000
Capital lease obligation, net of current portion	9,290	8,912
Convertible debt	47,916	49,322
Derivative liability	762	1,018

Total liabilities	778,116	817,156
COMMITMENTS AND CONTINGENCIES
GUARANTEED PREFERRED BENEFICIAL INTEREST IN CROWN MEDIA TRUST’S DEBENTURES	221,551	228,638
PREFERRED MINORITY INTEREST	25,000	25,000
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; issued and outstanding shares of 73,794,606; as of December 31, 2002 and March 31, 2003	738	738
Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,670,422 as of December 31, 2002 and March 31, 2003	307	307
Paid-in capital	1,259,242	1,269,895
Accumulated other comprehensive income	647	422
Accumulated deficit	(793,339)	(840,029)

Total stockholders’ equity	467,595	431,333

Total liabilities and stockholders’ equity	$1,492,262	$1,502,127

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended March 31,

	2002	2003

	(Unaudited)
Revenue:
Subscriber fees	$17,907	$16,026
Advertising	13,400	22,009
Advertising by Hallmark Cards	1,170	350
Licensing fees	6,979	3,539
Other revenue	13	34

Total revenue	39,469	41,958
Cost of Services:
Programming costs:
Affiliates	10,382	8,737
Non-affiliates	13,369	14,706
Amortization of film library	7,248	6,777
Subscriber acquisition fee expense	4,247	5,996
Depreciation and amortization of technical facilities	1,186	1,185
Operating costs	13,225	10,492

Total cost of services	49,657	47,893
Selling, general and administrative expense	16,567	14,165
Marketing expense	9,794	5,439
Depreciation and amortization expense	2,220	2,423

Loss from operations	(38,769)	(27,962)
Guaranteed preferred beneficial accretion	(10,602)	(11,047)
Interest expense and other, net	(6,090)	(7,342)

Loss before income taxes	(55,461)	(46,351)
Income tax provision	(549)	(339)

Net loss	$(56,010)	$(46,690)

Other comprehensive income (loss):
Gain (loss) on fair value of derivative	(57)	—
Foreign currency translation adjustment	(203)	(225)

Comprehensive loss	$(56,270)	$(46,915)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,212	104,465

Net loss per share, basic and diluted	$(0.54)	$(0.45)

The accompanying notes are an integral part of these
consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2002	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,010)	$(46,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,052	42,619
Accretion on guaranteed preferred beneficial interest	8,375	10,791
Gain on change in fair value of derivative liability	2,227	256
Accretion on convertible debt	2,131	2,551
Provision for allowance for doubtful accounts	570	1,328
Gain on sale of property and equipment	(5)	(6)
Stock-based compensation	6	3
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,199)	(854)
Additions to program license fees	(44,609)	(45,115)
Increase in subtitling and dubbing	(1,344)	(679)
Additions to subscriber acquisition fees	(2,936)	(860)
(Increase) decrease in prepaids and other assets	(205)	647
Increase (decrease) in accounts payable and accrued liabilities	2,427	(5,646)
Decrease in interest payable	(1,018)	(453)
Decrease in subscriber acquisition fees payable	(11,192)	(10,530)
Increase in affiliate license fees payable	15,602	4,994
Increase (decrease) in payables to affiliates	761	(373)
Increase (decrease) in deferred programming revenue	519	(326)

Net cash used in operating activities	(56,848)	(48,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,606)	(832)
Proceeds from disposition of property and equipment	23	22

Net cash used in investing activities	(1,583)	(810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock due upon exercise of stock options	1,136	—
Proceeds from tax sharing agreement with Hallmark Cards	—	10,650
Borrowings from HC Crown note payable	—	49,500
Borrowings from credit facility	55,000	—
Payments on credit facility	(110,587)	—
Decrease in cash in escrow	111,625	—
Distribution to holders of guaranteed preferred beneficial interests	(3,621)	(3,703)
Principal payments under capital lease obligation	(319)	(347)

Net cash provided by financing activities	53,234	56,100
Effect of exchange rate changes on cash	(51)	(1)

Net increase (decrease) in cash and cash equivalents	(5,248)	6,946
Cash and cash equivalents, beginning of period	13,859	335

Cash and cash equivalents, end of period	$8,611	$7,281

Supplemental disclosure of cash and non-cash activities:
Interest paid	$2,863	$3,812
Interest paid on preferred securities	$4,373	$4,472
Income taxes paid	$549	$339
Stock-based compensation	$6	$3
Change in fair value of derivative asset	$57	$—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2002 and 2003

1. Business and Organization

Organization

     Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), which was incorporated in the state of Delaware in December 1999, through its subsidiaries, owns and operates pay television channels dedicated to high quality, entertainment programming for adults and families, in the United States and in various countries throughout the world. The international operations of the Hallmark Channel are operated by Crown Media International LLC (“Crown Media International”) and, in the United Kingdom, by Crown Entertainment Limited (“Crown Entertainment”). Crown Media International commenced its operations outside the United States in 1995. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States LLC (“Crown Media United States”). Crown Media International acquired an interest in Crown Media United States in 1998 and as a result of several transactions Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001. Significant investors in Crown Media Holdings include: Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments”); Hallmark Entertainment Holdings, Inc., a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), Liberty Media Corporation (“Liberty Media”), and J.P. Morgan Partners (BHCA), LP (“J.P. Morgan”), each through their investments in Hallmark Entertainment Investments; VISN Management Corporation, a for-profit subsidiary of the National Interfaith Cable Coalition; and Hughes Electronics Corporation.

Liquidity

     In connection with the Company’s growth strategy and if it is financially able to do so, the Company expects to continue making significant investments in programming and distribution during the remainder of 2003. Programming expenditures for the full year 2003 are expected to be in the range of $175.0 million to $185.0 million, and cash payments for subscriber acquisition fees in 2003 are expected to be $50.0 million to $60.0 million. Through March 31, 2003 the Company has expended $25.0 million for programming and $11.4 million for subscriber acquisition fees. If necessary, the Company believes it has discretion to reduce some of this anticipated spending. The Company also expects that the reorganization announced in October 2002 will reduce operating costs by $25.0 million annually. The Company’s principal uses of funds during the remainder of 2003 are expected to be the payment of operating expenses, payments for licensing of programming from third parties and subscriber acquisition fees, and interest payments under our bank credit facility and distributions payable on our preferred securities aggregating $30.0 million to $33.0 million.

     The Company’s principal sources of funds are currently cash inflows from operations (before expenditures for programming and subscriber acquisition fees), cash on hand, approximately $20.5 million availability under the $75.0 million HC Crown line of credit, and periodic cash inflows expected under the new tax sharing agreement with Hallmark Cards. Crown Media Holdings borrowed approximately $49.5 million under the line of credit with HC Crown in the first quarter of 2003 to pay scheduled significant subscriber acquisition fee payments, marketing costs and programming fees accrued at the end of the previous year and to support the cash needs of its current operations. The Company expects that the tax sharing agreement will result in approximately $40.0 million to $50.0 million of additional funds during 2003. As of April 30, 2003, $21.3 million had been received under the tax sharing agreement. The Company also believes that since the tax sharing agreement is with the Company’s most significant shareholder, there is a potential that future tax sharing payments could become available to the Company at an earlier date, if needed.

     The Company projects that advertising revenue, subscriber fees and licensing fees will increase in 2003, and that certain operating expenses will continue to decrease as a result of the reorganization begun in the fourth quarter of

2002. Taking into account these projected revenues and reduced expenditures, the Company believes that cash flow from its operations, cash on hand, remaining availability under the HC Crown line of credit, and payments anticipated under the tax sharing agreement will be sufficient to meet its liquidity needs through at least March 2004. However, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an unexpected increase in competition or other adverse operating conditions will impact the Company’s ability to achieve its projected operating results. If the projected operating results are not achieved, the Company will need to obtain additional funding. In that event, the Company would consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, preferred securities holders and Hallmark Cards.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Crown Media Holdings and those of its wholly owned subsidiaries, including those that were majority-owned and controlled subsidiaries prior to acquiring complete ownership. Investments in entities that were previously not majority-owned and controlled by Crown Media Holdings were accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of March 31,
	2002	2003

	(In thousands)
Subscriber acquisition fees, at cost	$186,085	$186,945
Accumulated amortization	(45,820)	(53,259)

Subscriber acquisition fees, net	$140,265	$133,686

     As of December 31, 2002 and March 31, 2003, the consolidated balance sheets also reflected subscriber acquisition fees payable of $48.6 million and $38.0 million, respectively. For the three months ended March 31, 2002 and 2003, Crown Media United States made cash payments of $14.1 million and $11.4 million, respectively, reducing subscriber acquisition fees payable.

     On November 7, 2002, the Company entered into an amendment of a distribution agreement with a large distributor in the United States. The amendment extended the distribution agreement for two years to December 31, 2007, and provided for the payment of a substantial cash amount in settlement of the “most favored nation” clauses in regard to the terms of an agreement with DirecTV in 2001 and for additional full-time subscribers to the Hallmark Channel. The Company paid a portion of the amount upon execution and will make monthly cash payments through December 2003 for the balance. The Company may also be required to pay substantial market support payments, if subscribers exceed the final commitment number, through December 31, 2004. In addition, if the distributor achieves the final commitment level of subscribers, subscriber fees will not apply to subscribers above a specified number. The amendment also contains a “most favored nation” provision relating to other distribution agreements.

Program License Fees

     Program license fees are payable in connection with the acquisition of the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, Financial Reporting by Broadcasters, program rights are deferred and then amortized on a straight-line basis over their license periods (the “airing windows”) or anticipated usage. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs compared to the estimated future revenues directly associated with the programming and related expenses. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss.

Subtitling and Dubbing

     Subtitling and dubbing represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties or the program’s estimated life (in the case of programming licensed from Hallmark Entertainment Distribution and the Company’s film assets). Beginning in 2003, subtitling and dubbing costs related to programming licensed from Hallmark Entertainment Distribution are being amortized over a maximum period of 3 years. Amortization expense for subtitling and dubbing costs was $1.1 million for each of the three months ended March 31, 2002 and 2003, respectively.

	As of December 31,	As of March 31,
	2002	2003

	(In thousands)
Subtitling and dubbing assets, at cost	$8,343	$8,761
Accumulated amortization	(4,027)	(4,903)

Subtitling and dubbing assets, net	$4,316	$3,858

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

     Crown Media Holdings owns 100% of the common equity in Crown Media Trust. The preferred securities include terms that allow the holder to earn a return above the stated dividend rate on the securities under certain conditions. Based on fair value calculations using discounted cash flows and Black-Scholes models, a portion of the proceeds from the preferred securities has been allocated and classified in Crown Media Holdings’ balance sheet as guaranteed preferred beneficial interest in Crown Media Trust’s debentures and a portion has been classified as convertible debt. Issuance costs related to the guaranteed preferred beneficial interest portion were netted against the guaranteed preferred beneficial interest and accreted as additional expense in earnings. Issuance costs related to the convertible debt portion were recorded as a deferred debt issuance costs asset and are currently amortized as additional interest expense, using the effective interest method. See Note 6 for additional discussion of the terms for the preferred securities and Crown Media Holdings’ related subordinated debentures.

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

     Advertising revenues are recognized as earned in the period in which the advertising is telecast. If uncertainty as to the collectibility of this revenue exists, the revenue is recognized on a cash basis. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

     Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon amounts paid in cash for similar advertisements from buyers unrelated to the other party in the barter transaction. When the barter advertising revenue does not meet the requirements of EITF No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. For the three months ended March 31, 2002 and 2003, revenue from advertising barter transactions of $113,000 and $94,000, respectively, and the corresponding barter expenses were included in marketing expenses in the accompanying consolidated statements of operations.

     Revenue from program licensing agreements is recognized when the film is available for exhibition by the licensee, the license fee is known, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Payments received from licensees prior to the availability of a film are recorded as deferred revenue.

     Revenues from foreign sources for the three months ended March 31, 2002 and 2003, represented 45% and 44% respectively, of total revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Australia, India, Malaysia, Mexico, Philippines, Poland, Singapore, South Africa, South Korea, Taiwan, and the United Kingdom, during all periods presented.

Cost of Services

     Cost of services includes programming distribution expenses, depreciation of the Network Operations Center and amortization of the capital lease for uplink and transponder space, amortization of program license fees, subtitling and dubbing amortization and costs, subscriber acquisition amortization and costs, and amortization of film assets.

Film Assets

     The Company amortizes its film assets using the individual-film-forecast-computation method over a 10-year period, which amortizes such assets in the same ratio that current period actual revenue bears to estimated unrecognized ultimate revenues as of the beginning of the current fiscal year for sales to third parties and internal usage. The Company’s projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition and is the same time period used in the initial, external valuation of the Company’s film assets at the time of acquisition. The Company also reviews the film assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying value of the individual film assets exceeds the fair value, the film assets are written-down to their fair values. At least annually, the Company is required by the covenants in its credit facility to have a outside valuation expert perform a valuation of the film assets. These valuations supported the Company’s determination that the estimated fair value of the film assets as of December 31, 2002, exceeded the carrying value. Amortization expense for the film library was $7.2 million and $6.7 million for the three months ended March 31, 2002 and 2003, respectively.

	As of December 31,	As of March 31,
	2002	2003

	(In thousands)
Film assets	$816,172	$816,609
Accumulated amortization	(29,346)	(36,074)

Film assets, net of accumulated amortization	$786,826	$780,535

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

Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 8.3 million and 7.7 million stock options for the three months ended March 31, 2002 and 2003, respectively, have been excluded from the calculations of earnings per share because their effect would have been antidilutive. Additionally, 10.1 million contingent appreciation certificates have also been excluded from the calculations of earnings per share for the three months ended March 31, 2002 and 2003, as their effect would have been antidilutive.

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

     Had compensation costs for these plans been determined consistent with SFAS 123, Crown Media Holdings’ net loss and loss per share would have been increased to the following pro forma amounts for the three months ended March 31, 2002 and 2003:

Pro Forma Effects
(In thousands, except per share amounts)

	Three Months Ended March 31,

	2002	2003

Net loss before stock options expense	$(56,010)	$(46,690)
Stock options expense	(3,083)	(1,678)

Net loss	$(59,093)	$(48,368)

Weighted average shares	104,212	104,465

Net loss per share, basic and diluted	$(0.57)	$(0.46)

     For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for grants during the three months ended March 31, 2002. No options were granted during the three months ended March 31, 2003.

Three Months Ended
March 31, 2002

Risk-free interest rate	6.00%
Volatility factor	35.21%
Dividend yield	0%
Expected terms of options	4 years

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

Interim Financial Statements

     In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows, include all adjustments, consisting only of normal recurring items, as well as the accounting changes to adopt SFAS No. 133, SFAS No. 141, and SFAS No. 142, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and

Analysis and financial statements and notes thereto included in the Crown Media Holdings, Inc. 2002 Annual Report on Form 10-K.

Reclassifications

     Certain reclassifications have been made to conform prior periods’ data to the current presentation.

3. Reorganization

     On October 7, 2002, the Company announced its intention to reorganize its operations in order to concentrate its efforts on the Hallmark Channel in the U.S. and in its more successful international markets. The Company substantially completed decentralizing many oversight and non-technical support functions formerly located in the Company’s U.S. based offices and has transferred those responsibilities to regional staff in the first quarter of 2003. In Latin America the Company entered into an agreement with a local distribution partner, Pramer S.C.A., who is now responsible for the day-to-day operations of the Hallmark Channel in this region. By April 2003, the Company’s workforce was reduced by approximately 30% or 130 positions.

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

     The following table displays the activity and balances of the restructuring reserve account from October 7, 2002, to March 31, 2003.

			Satellite and
	Severance	Facilities	Transponder	Total

		(In thousands)
Balance at October 7, 2002	$5,492	$1,651	$21,658	$28,801
Deductions due to payments	(2,097)	—	(545)	(2,642)

Balance at December 31, 2002	3,395	1,651	21,113	26,159
Additions due to accretion of discount	—	61	211	272
Deductions due to payments	(3,146)	(5)	(1,243)	(4,394)

Balance at March 31, 2003	$249	$1,707	$20,081	$22,037

     Deductions reflect total cash payments of $7.0 million through March 31, 2003, representing termination benefits paid and satellite and transponder contractual obligations paid. Additions reflect accretion through March 31, 2003, of $272,000 representing accretion on our satellite, transponder and facility lease obligations.

4. Program license fees

     Program license fees are comprised of the following:

	As of December 31,	As of March 31,
	2002	2003

	(In thousands)
Program license fees — Hallmark Entertainment Distribution	$82,910	$85,904
Program license fees — NICC	—	5,541
Program license fees — other affiliates	8,341	8,341
Program license fees — non-affiliates	129,906	156,782
Prepaid program license fees	10,250	10,400

Program license fees, at cost	231,407	266,968
Accumulated amortization	(83,430)	(98,374)

Program license fees, net of accumulated amortization	$147,977	$168,594

     Programming costs for the three months ended March 31, 2002 and 2003, were $23.8 million and $23.4 million, respectively. Amortization of program license fees, included as a component of programming cost, was $23.3 million and $23.8 million for the three months ended March 31, 2002 and 2003.

     License fees payable are comprised of the following:

	As of December 31,	As of March 31,
	2002	2003

	(In thousands)
License fees payable — Hallmark Entertainment Distribution	$68,243	$72,992
License fees payable — NICC	—	2,781
License fees payable — other affiliates	90	—
License fees payable — non-affiliates	89,858	102,214

Total license fees payable	158,191	177,987
Less current maturities	(58,756)	(68,559)

License fees payable, net of current portion	$99,435	$109,428

5. Property and Equipment

     Property and equipment are comprised of the following:

	As of December 31,	As of March 31,
	2002	2003	(In years)

	(In thousands)
Technical equipment and computers	$38,584	$39,017	3-5
Leased asset	13,252	13,252	8
Furniture, fixtures and equipment	2,162	2,055	5
Leasehold improvements	8,215	8,144	3-7
Construction-in-progress	1,520	2,062

Property and equipment, at cost	63,733	64,530
Accumulated depreciation and amortization	(28,121)	(30,912)

Property and equipment, net of accumulated depreciation	$35,612	$33,618

     Depreciation and amortization expense related to property and equipment totaled $3.0 million and $2.8 million for the three months ended March 31, 2002 and 2003, respectively. Amortization expense related to software and other intangibles was $400,000 and $800,000, respectively, for the three months ended March 31, 2002 and 2003.

6. Private Placement

     On December 17, 2001, Crown Media Holdings completed a $265.0 million private placement to a group of institutional investors. Under the terms of the private placement, Crown Media Holdings issued units to the investors, each unit consisted of one preferred security of Crown Media Trust, and one contingent appreciation certificate, issued by Crown Media Holdings. The financing was recorded at $265.0 million and required the allocation of fair value to the various components based on the terms of the private placement agreement. Crown Media Holdings calculated the guaranteed preferred beneficial interest portion of the preferred securities using an internal rate of return analysis (cumulative present value of expected future cash flows) on the preferred securities. The carrying value of the guaranteed preferred beneficial interest was $221.6 million on December 31, 2002, and was $228.6 million on March 31, 2003, net of unamortized offering costs.

     Crown Media Holdings calculated the initial value of the contingent appreciation certificate portion of the preferred securities by using Black-Scholes models and by using a combination of put and call options that would provide the same future payout as the convertible debt portion. The resulting value of the contingent appreciation certificates, net of embedded derivatives, was $47.9 million as of December 31, 2002, and $49.3 million as of March 31, 2003, which has been classified as convertible debt on the accompanying consolidated balance sheets. The transaction also resulted in a net derivative liability on of $762,000 on December 31, 2002, and $1.0 million on March 31, 2003.

     The following table summarizes the transaction as at the transaction date, as of December 31, 2002, and as of March 31, 2003. The summary also reflects the allocation of transaction costs between the various components of the financing.

	Initial	As of	As of
	Fair Value	December 31,	March 31,
	Allocation	2002	2003

		(In thousands)
Convertible debt
Value of contingent appreciation certificates	$93,682
Value of embedded derivative	(50,212)

Total carrying amount of convertible debt(a)(b)	43,470	$47,916	$49,322

Derivative liability(c)	12,083	$762	$1,018

Allocable offering costs included in debt issuance costs(d)	(2,444)	$(2,020)	$(1,917)

Guaranteed preferred beneficial interest in Crown Media Trust’s debentures	209,447	$245,241	$255,586
Distribution to holders of guaranteed preferred beneficial interest in Crown Media Trust’s debentures	—	(14,730)	(18,433)
Allocable offering costs(e)	(11,771)	(8,960)	(8,515)

Total carrying value of guaranteed preferred beneficial interest(b)(f)	197,676	$221,551	$228,638

Net proceeds allocated to securities sold	$250,785
Gross proceeds from private placement	$265,000

Offering costs	(14,215)

Net proceeds allocated to securities sold	$250,785

(a)	Accreting principal to $45.6 million and additional 11.25% interest to meet minimum return requirements over six years.

(b)	Interest payable at 6.75% per annum in cash each quarter. Balance due at anticipated redemption on December 17, 2007.

(c)	Marked to fair value through income (loss) at each reporting date.

(d)	Amortizing to interest expense over six years.

(e)	Accreting to guaranteed preferred beneficial interest over six years.

(f)	Accreting principal to $219.4 million and additional 11.25% interest to meet minimum return requirements over six years.

7. Related Party Transactions

Demand Notes

     On December 14, 2001, the Company executed a promissory note, in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank credit facility and the Crown Media Trust preferred securities, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown’s obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of December 31, 2002, and March 31, 2003, principal borrowings under the note were $5.0 million and $54.5 million, respectively, with accrued interest of $10,000 and $415,000, respectively, both of which were included in notes and interest payable to HC Crown on the accompanying consolidated balance sheet. Under the $75.0 million note, the Company is obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid in cash or by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. At both December 31, 2002, and March 31, 2003, the $281,000 commitment fee was included in payable to affiliates in the accompanying consolidated balance sheets. In December 2002, we issued 123,831 shares as payment for $844,000 of fees. The line of credit was amended to its present form in conjunction with the issuance of the Crown Media Trust’s preferred securities.

Tax Sharing Agreement

     On March 11, 2003, Hallmark Entertainment Holdings, Inc. (“Hallmark Entertainment Holdings”, a subsidiary wholly owned indirectly by Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings’ investors, Liberty Crown, Inc. (“Liberty”), a subsidiary of Liberty Media and JP Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments, and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for Hallmark Entertainment Investments shares. Crown Media Holdings understands that Hallmark Entertainment Investments intends to hold the Crown Media Holdings Shares and to evaluate media investment opportunities in which Crown Media Holdings does not have an interest. Hallmark Entertainment Holdings, as the more than 80% owner of Hallmark Entertainment Investments, has voting power over all of the Crown Media Holdings shares.

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

     During the quarter ended March 31, 2003, the Company received $10.7 million under the tax sharing agreement. These receipts have been recorded as a component of additional paid in capital.

Costs Incurred on Crown Media Holdings’ Behalf

     Since inception, Hallmark Entertainment has paid certain costs related to payroll and benefits, insurance, operational and financing expenditures and capital expenditures on behalf of Crown Media Holdings. These transactions are recorded in the books and records of Crown Media Holdings. For the three months ended March 31, 2002 and 2003, respectively, $400,000 and $845,000, respectively, were paid to Hallmark Entertainment. Unreimbursed costs of $1.1 million and $255,000 are included in the item payable to affiliates in the accompanying consolidated balance sheets as of December 31, 2002, and March 31, 2003, respectively.

Services Agreement with Hallmark Cards

     Crown Media Holdings has an intercompany services agreement with Hallmark Cards, which was effective January 1, 2003, under which Hallmark Cards has agreed for a term of three years, subject to cancellation by either party after the first or second year, to provide us with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services. This agreement replaces an intercompany services agreement, which expired on January 1, 2003. Under the new agreement, the Company has agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. Additionally, Hallmark Cards made a payment on Crown Media Holdings’ behalf for certain expenses in the amount of $500,000 during first quarter 2002. For the three months ended March 31, 2002 and 2003, Crown Media Holdings had accrued $125,000 and $129,000, respectively, under the agreement. At December 31, 2002, and March 31, 2003, unpaid accrued service fees of $5.0 million and $5.2 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Services Agreement with Hallmark Entertainment

     Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. This service agreement has a term of three years, commencing January 1, 2001, with the right of either party to terminate the agreement after the first year upon 60 days written notice. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, paid in quarterly installments of $375,000. Crown Media Holdings paid

$1.9 million to Hallmark Entertainment for these services in April 2002. Crown Media Holdings paid $375,000 to Hallmark Entertainment during first quarter 2003. At both December 31, 2002, and March 31, 2003, unpaid accrued service fees of $375,000, respectively, were included in payable to affiliates in the accompanying consolidated balance sheet.

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

     Programming costs related to the Hallmark program agreements were $7.9 million and $5.8 million, respectively, for the three months ended March 31, 2002 and 2003. As of December 31, 2002, and March 31, 2003, $68.2 million and $73.0 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. In fourth quarter 2002, Crown Media Holdings paid $25.0 million to Hallmark Entertainment Distribution for license fees.

NICC License Agreements

     In connection with an investment by Crown Media International in Crown Media United States on November 13, 1998, HEN Domestic Holdings, Inc., a wholly owned subsidiary of Crown Media International, and Vision Group, VISN Management Corporation (“VISN”) and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States. As of February 22, 2001 and January

1, 2002 the parties agreed to certain amendments to the amended and restated company agreement, as more fully described below. The company agreement was negotiated at arm’s length with the other party or parties to the agreement.

     VISN owns a $25.0 million preferred interest in Crown Media United States. Under the amended and restated company agreement, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of:

•	such excess;

•	$5.0 million; or

•	the amount equal to the preferred liquidation preference on the date of redemption.

     The members also agreed that Crown Media United States will redeem the preferred interest at the preferred interest liquidation preference on the date of redemption of December 31, 2010.

     Under the amended and restated company agreement, Crown Media United States may be required to make certain payments to the National Interfaith Cable Coalition (“NICC”) in relation to the provision of programming by NICC. Prior to the February 2001 amendment, these payments were $3.5 million annually and, so long as VISN owned the preferred interest, $1.5 million multiplied by the quotient of the preferred liquidation preference divided by $25.0 million. Pursuant to the amendment adopted in 2001, Crown Media United States may be required to pay to NICC a total license fee comprised of:

•	$5.3 million per year, with CPI escalations, for two recurring programming blocks;

•	up to $10 million per year for production costs of an additional recurring “signature” series program block;

•	up to $600,000 per “non-dramatic” holiday special produced by NICC; and

•	$1 million per “dramatic” holiday special co-produced by NICC and Hallmark Entertainment.

     Pursuant to the February 2001 amendment, Crown Media United States is required to broadcast 15 1/2 hours per week of “faith and values” programming. In addition, NICC may produce or co-produce for Crown Media United States up to six dramatic or non-dramatic holiday specials per year and a signature series. Crown Media United States funds a portion of the production costs of this new programming as described above. In addition, pursuant to the February 2001 amendment, Crown Media United States is required to assist NICC in launching and operating a new channel, which will be distributed by digital satellite and cable. This assistance will include the provision to NICC of management and operation services, with some services at no cost and some services for fees.

     In a further amendment to the amended and restated company agreement, which was effective as of January 1, 2002, Crown Media United States agreed to advance NICC $3,000,000 in each of 2002 and 2003 to help fund NICC’s cost of expanding its production operations to produce the above-described programming. This advance will be recovered from the license fees payable for this programming.

     The term of the obligations contained in the February 2001 amendment expire on March 26, 2006, but may be terminated earlier if NICC sells more than 50% of the Crown Media Holdings shares it owned on February 22, 2001. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels. During the three months ended March 31, 2002 and 2003, Crown Media United States paid NICC $3.1 million and $4.4 million, respectively, related to this agreement.

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

8. Operations in Different Geographic Areas

     Information relating to Crown Media Holdings’ continuing operations is set forth in the following table (operating loss is defined as total revenues less cost of services; selling, general and administrative expenses; depreciation and amortization expenses; and marketing expenses).

	Revenue from	Revenue from	Loss
	Unrelated	Related	from	Identifiable
	Entities	Entities	Operations	Assets

		(In millions)
Three months ended March 31, 2002:
Domestic	$13.4	$1.2	$(22.5)	$268.9
International	17.9	—	(14.6)	84.9
Film Distribution	7.0	—	(1.7)	805.8

	$38.3	$1.2	(38.8)	1,159.6

Guaranteed preferred beneficial accretion			(10.6)
Interest expense and other, net			(6.1)

Loss before income taxes			$(55.5)

Assets not allocated to segments:
Cash and cash equivalents				8.6
Accounts receivable				48.8
Goodwill				314.0

Consolidated total assets				$1,531.0

Three months ended March 31, 2003:
Domestic	$19.4	$0.4	$(14.9)	$285.0
International	18.7	—	(8.4)	71.8
Film Distribution	3.5	—	(4.7)	782.9

	$41.6	$0.4	(28.0)	1,139.7

Guaranteed preferred beneficial accretion			(11.1)
Interest expense and other, net			(7.3)

Loss before income taxes			$(46.4)

Assets not allocated to segments:
Cash and cash equivalents				7.3
Accounts receivable				41.1
Goodwill				314.0

Consolidated total assets				$1,502.1

     Some of the markets in which the Company operates, including the Asian market, the South American market, Turkey and Russia, have experienced some or all of the following conditions: volatile currency exchange rates, volatile political conditions, and reduced or volatile economic activity. Crown Media Holdings operations have and will continue to be affected in the foreseeable future by economic conditions in these regions.

     British Sky Broadcasting accounted for 15% of our consolidated revenues for the three months ended March 31, 2003. No individual pay television distributor accounted for 10% of our consolidated subscribers for the three months ended March 31, 2003.

9. Subsequent Events

     Our Board of Directors approved in April 2003 actions to provide additional incentives to our employees and to encourage retention of the employees because outstanding stock options held by employees have exercise prices significantly below the current market value of our Class A common stock. We are making an offer in May 2003 to senior management and vice presidents, totaling approximately 55 persons, to exchange their options for restricted stock units (“RSUs”). The exchange ratio is that options for 2.5 shares of our Class A common stock may be exchanged for one restricted stock unit. Each restricted stock unit represents the right to receive, at the discretion of our Board, upon vesting one share of common stock or the value of the share in cash at the time of vesting. The RSUs will vest in three annual installments over three years. In the exchange offer, a total of up to 5,424,986 options may be exchanged for up to 2,169,994 RSUs. As a result of the exchange offer, we expect to record non-cash compensation expense based on the fair value of our common stock on the date of grant of the RSUs over the vesting period of the RSUs. Options that are not exchanged will be subject to variable plan accounting in which compensation will be remeasured at each reporting date until the options are exercised, expire unexercised or are forfeited.

     In addition, our Board of Directors will award all other employees who hold a stock option with a cash payment of $1.00 for each share subject to outstanding options held by the employee. The award will be paid in June 2004. The option holder must be employed by us on the payout date in order to receive the award. This award is based upon options for a total of 2,412,014 shares of our Class A common stock. As a result of this award, we expect to record compensation expense from May 2003 through June 2004.

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

     On November 7, 2002, we entered into an amendment of a distribution agreement with a large distributor in the United States. The amendment extended the distribution agreement for two years to December 31, 2007, and provided for the payment of a substantial cash amount in settlement of the “most favored nation” clauses in regard to the DirecTV terms and significantly increases the distributor’s commitment to add full-time subscribers to our

Channel. We paid a portion of the amount upon execution and will make monthly cash payments through December 1, 2003, for the balance. We are also required to pay a substantial market support payment, based on subscribers exceeding a final commitment number, through December 31, 2004. In addition, if the final commitment level of subscribers is achieved by the distributor, subscriber fees will not apply to subscribers above a specified number. The amendment also contains a “most favored nation” provision relating to other distribution agreements.

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

Cost of Services

     Our cost of services consists primarily of program license fees, amortization of our film assets, subscriber acquisition fee expense, the cost of signal distribution, dubbing and subtitling, and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing markets and third party programming to support our advertising strategy.

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

     In the ordinary course of business, our management has made a number of judgments, estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. The following discussion addresses certain accounting policies involving changes since December 31, 2002.

2002 Reorganization and Other Charges

     On October 7, 2002, the Company announced its intention to reorganize its operations to localize and concentrate its efforts on the Hallmark Channel in the U.S. and in its most successful international markets. The Company substantially completed localizing its operating and non-technical support functions formerly located in the Company’s U.S. based offices and has transferred those responsibilities to regional staff and/or outsourced them in the first quarter of 2003. The Company has entered into an agreement with a local distribution partner, Pramer, who is now responsible for the day-to-day operations of the Hallmark Channel in Latin America (Mexico, Central America and South America). By April 2003, our workforce was reduced by approximately 30% or 130 positions.

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

     For information on other critical accounting policies including revenue recognition, program license fees paid by us, film assets, property and equipment, subscriber acquisition fees, private placement and goodwill, please see Note 2 to the Condensed Notes to Unaudited Consolidated Financial Statements included in this Report and “Discussion of Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

     We will account for income taxes as if Crown Media Holdings were a separate taxpayer. Accordingly, Hallmark Cards’ ability to use our tax losses will not impact our assessment of the need for a valuation allowance on deferred tax assets, including future tax losses. Any payments received from Hallmark Cards under the tax sharing agreement will be recorded as an increase in paid-in capital. During the quarter ended March 31, 2003, the Company received $10.7 million under the tax sharing agreement. These receipts have been recorded as a component of additional paid in capital.

Effects of Transactions with Related and Certain Other Parties

Tax Sharing Agreement

     Please refer to above Discussion of Critical Accounting Policies.

Employee Incentives and Retention

     Our Board of Directors approved in April 2003 actions to provide additional incentives to our employees and to encourage retention of the employees because outstanding stock options held by employees have exercise prices significantly below the current market value of our Class A common stock. We are making an offer in May 2003 to senior management and vice presidents, totaling approximately 55 persons, to exchange their options for restricted stock units (“RSUs”). The exchange ratio is that options for 2.5 shares of our Class A common stock may be exchanged for one restricted stock unit. Each restricted stock unit represents the right to receive, at the discretion of our Board, upon vesting one share of common stock or the value of the share in cash at the time of vesting. The RSUs will vest in three annual installments over three years. In the exchange offer, a total of up to 5,424,986 options may be exchanged for up to 2,169,994 RSUs. As a result of the exchange offer, we expect to record non-cash compensation expense based on the fair value of our common stock on the date of grant of the RSUs over the vesting period of the RSUs. Options that are not exchanged will be subject to variable plan accounting in which compensation will be remeasured at each reporting date until the options are exercised, expire unexercised or are forfeited.

     In addition, our Board of Directors will award all other employees who hold a stock option with a cash payment of $1 for each share subject to outstanding options held by the employee. The award will be paid in June 2004. The option holder must be employed by us on the payout date in order to receive the award. This award is based upon options for a total of 2,412,014 shares of our Class A common stock. As a result of this award, we expect to record compensation expense from May 2003 through June 2004.

NICC License Agreement

     In the first quarter of 2003, we signed a supplement with NICC effective as of January 1, 2002. Under this supplement, Crown Media United States agreed to advance NICC $3,000,000 in each of 2002 and 2003 to help fund NICC’s cost of expanding its production operations to produce the programming. This advance will be recovered from the license fees payable for this programming.

Pramer Agreement

     On January 30, 2003, Crown Media International entered into an agreement with Pramer S.C.A., a wholly-owned subsidiary of Liberty Media Corporation, under which Pramer provides affiliate and advertising sales representation services, as well as programming, production and technical services in connection with the distribution of the Hallmark Channel in Central and South America. Pramer receives a 35% commission on advertising sales and a 20% commission on affiliate sales and is reimbursed for its costs of providing production and technical services. The agreement with Pramer will terminate on December 31, 2005, unless certain early termination rights arise and are exercised. One of our Board members, David Koff, has been the Senior Vice President of Liberty Media Corporation, one of our significant investors, since 1998.

     See “Related Party Transactions” in Note 7 to Notes of Unaudited Consolidated Financial Statements in this Report. Transactions with related parties are also described in Item 13 “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2002. Other than as described above, there have not been any new transactions with related parties during the quarter ended March 31, 2003.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenue. Total revenue for the three months ended March 31, 2003, increased to $42.0 million from $39.5 million, which represents an increase of $2.5 million, or 6%, over the comparable period in 2002. Subscriber fee revenue decreased to $16.0 million for the three months ended March 31, 2003, from $17.9 million, which represents a decrease of $1.9 million, or 11%, over the comparable period in 2002. The decreased subscriber fee revenue resulted from reduced subscriber fee rates as the result of amended long-term distribution agreements and increased subscriber acquisition fees in the United States. Subscriber acquisition fees recorded as a reduction of revenue were $1.4 million in 2003 and $1.9 million in 2002. Although the number of subscribers to the Hallmark Channel increased as of March 31, 2003, compared to March 31, 2002, subscriber revenue was also affected by a number of other, offsetting factors, including adding new subscribers with free promotional periods, initial discounted subscriber fees, waiver of subscriber fees and bulk discounts from attaining certain subscriber levels. The number of subscribers to the Hallmark Channel, as of March 31, 2003, was 105.8 million compared to 91.5 million as of March 31, 2002, which represents an increase of 14.3 million, or 16%. Subscribers to our domestic channel increased from 44.9 million as of March 31, 2002, to 51.3 million as of March 31, 2003, which represents an increase of 6.4 million, or 14%. Ninety-one percent of subscriber fees revenue for the three months ended March 31, 2003, and 75% of subscriber fees revenue for the three months ended March 31, 2002, were earned internationally. The amount of subscriber fee revenue net of the subscriber acquisition fee expense was $1.5 million for the domestic Hallmark Channel for the three months ended March 31, 2003, and $14.5 million for the international Hallmark Channel for the three months ended March 31, 2003. Increased subscriber acquisition costs and other factors described above are expected to continue to result in a decline in net domestic subscriber revenue. Certain of our international subscriber fee rates have and will continue to decrease as we renew distribution agreements, which may provide for lower per subscriber rates than under previous agreements. International fees per subscriber are also expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry in certain more developed countries from subscriber fees revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets.

     Advertising revenue increased to $22.4 million for the three months ended March 31, 2003, from $14.6 million, which represents an increase of $7.8 million, or 53%, over the comparable period in 2002. The increase in advertising revenue reflects the following during the first quarter of 2003: our growth in both domestic and international subscribers; higher ratings in the United States and in the United Kingdom; higher advertising rates; and expanded sales of advertising time primarily in the United States and the United Kingdom. Advertising revenue from our domestic channel was $18.3 million for the three months ended March 31, 2003, compared to $10.2 million for the three months ended March 31, 2002. Additionally, the number of advertisers on our domestic channel rose from approximately 148 in March 2002 to approximately 205 in March 2003.

     We may experience a decline in advertising revenue from certain international markets as a result of the reorganization announced in October 2002. Under the reorganized structure, regional staff and in the case of Latin America, Pramer, has assumed the responsibility for a number of functions, including advertising sales.

     During the fourth quarter of 2001, we began earning film licensing fees revenue from our purchased film assets. In addition to our use of these film assets on our channels, we are generating film licensing fee revenue as we establish ourselves in the program distribution market. For the three months ended March 31, 2003, we earned film licensing fee revenue of $3.5 million as compared to $7.0 million in 2002. This level of licensing fees is due to timing of film deliveries. We expect our licensing fees to increase in second quarter 2003.

     Cost of services. Cost of services for the three months ended March 31, 2003, decreased to $47.9 million from $49.7 million, which represents a decrease of $1.8 million, or 4%, over the comparable period in 2002. Cost of services as a percent of net revenue decreased to 114% for the three months ended March 31, 2003, as compared to 126% for the three months ended March 31, 2002. This decrease was primarily due to our 6% increase in total revenue discussed above and the reduction of operating expenses explained below.

     Total programming costs for the three months ended March 31, 2003, decreased 1% due to decreased acquisitions of programming for our international channel offset in part by the acquisition of new programming for our domestic channel. For the three months ended March 31, 2003, amortization of our film assets was $6.8 million, as compared to $7.2 million in 2002. The reduction in amortization of film assets was primarily due to the reduction in related revenue discussed above.

     Expanded distribution and new agreements in the U.S. resulted in an increase in subscriber acquisition fee expense of $1.8 million to $6.0 million for the three months ended March 31, 2003, as compared to $4.2 million for the same period of 2002. Operating costs for the three months ended March 31, 2003, which include playback, dubbing and subtitling, transponder and interstitial expenses, decreased 21%, primarily as a result of lower salary, benefit, satellite and transponder expenses resulting from our 2002 reorganization and lower tape stock and duplication expenses resulting from decreased library sales.

     Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2003, decreased to $14.2 million from $16.6 million, which represents a decrease of $2.4 million, or 15%, over the comparable period in 2002. These decreases resulted from a reduction in salary, benefit, consulting and travel expenses. Salary and benefit expenses declined as a result of the termination of certain high-level positions during 2002 in conjunction with our 2002 reorganization. Our continuing use of teleconferencing and an overall decrease in international travel lowered travel expenses. Selling, general and administrative expense as a percent of total revenue decreased to 34% for the three months ended March 31, 2003, as compared to 42% for the three months ended March 31, 2002. This decrease was also due to the increase in total revenue of 6% noted above.

     Marketing expense. Marketing expense for the three months ended March 31, 2003, decreased to $5.4 million from $9.8 million, which represents a decrease of $4.4 million, or 44%, over the comparable period in 2002. Marketing expense was lower for three months ended March 31, 2003, due primarily to lower media buys for our domestic channel during first quarter 2003 as compared to first quarter 2002. During first quarter 2002, our domestic channel focused substantial efforts into Hallmark Channel branding.

     Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2003, increased to $2.4 million from $2.2 million, which represents an increase of $203,000, or 9%, over the comparable period in 2002. Depreciation and amortization expense was higher for the three months ended March 31, 2003, due primarily to increased software amortization.

     Guaranteed preferred beneficial accretion. Guaranteed preferred beneficial accretion for the three months ended March 31, 2003, was $11.0 million as compared to $10.6 million in 2002. This expense relates to future payments on our debentures issued on December 17, 2001, in connection with the preferred securities of Crown Media Trust. We recorded gains of $256,000 and $2.2 million, respectively, on marking our derivative liabilities to fair value for the three months ended March 31, 2003 and 2002, as a component of the accretion of guaranteed preferred beneficial interest. We anticipate that this expense will further increase until the Company’s redemption of the trust preferred securities, which is required in December 2007. Management determined in the fourth quarter of 2002 that the Company did not plan to make an early redemption of its trust preferred securities prior to their maturity in December 2007. This determination had the consequent impact of increasing the cumulative interest rate from 14% to 18%.

     Interest income (expense) and other, net. Net interest and other expense for the three months ended March 31, 2003, increased to $7.3 million from $6.1 million, which represents an increase of $1.2 million, over the comparable period in 2002. This increase was primarily due to increased borrowings under our credit facility and the HC Crown line of credit and interest on our convertible debt. We anticipate that this expense will further increase until the Company’s redemption of the trust preferred securities, which is required in December 2007.

     Income tax provision. Income tax provision for the three months ended March 31, 2003, decreased to $339,000 from $549,000, which represent a decrease of $210,000, or 38%, over the comparable period in 2002. This decrease was due to a decrease in taxes on the foreign income resulting from decreased international licensing fees revenue as discussed above.

Liquidity and Capital Resources

     Cash used in operating activities was $48.3 million and $56.8 million for the three months ended March 31, 2003 and 2002, respectively. Cash was used primarily to fund operating expenditures related to net losses of $46.7 million and $56.0 million for the three months ended March 31, 2003 and 2002, respectively. The decrease from 2002 to 2003 was primarily due to substantially higher domestic and UK advertising revenue and related cash receipts, and a decrease in programming purchased for our international markets outside the UK in 2003. This decrease was partially offset by increased programming purchased in our U.S. and UK markets to meet our strategy and the demands of our customers and higher subscriber acquisition fee payments as a result of our expanded distribution in domestic markets.

     Cash used in investing activities was $810,000 and $1.6 million for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures in 2002 were limited and have been further restricted in 2003 by our credit facility covenants.

     Cash provided by financing activities was $56.1 million and $53.2 million for the three months ended March 31, 2003 and 2002, respectively. During the first quarter of 2003, we have received proceeds of $10.7 million from our tax sharing agreement with Hallmark Cards and borrowed $49.5 million on our line with HC Crown to meet our operating demands. In 2002, we borrowed funds under the credit facility and the HC Crown note to meet our operating demands.

     The following table aggregates all of our contractual commitments as of March 31, 2003.

	Scheduled Payments by Period

			Less			After
			Than	2-3	4-5	5
Contractual Obligations	Total		1 Year	Years	Years	Years

Long-Term Debt	$424.1		$0.3	$—	$423.8	$—
Interest Payments	91.4		20.1	38.2	33.0	0.1
Capital Lease Obligations	10.4		1.5	3.3	3.9	1.7
Operating Leases	84.8		14.6	29.5	21.5	19.2
Other Long-Term Obligations
Program license fees payable to non- affiliates and NICC	105.0		55.8	49.2	—	—
Program license fees payable to Hallmark Entertainment Distribution	73.0	(a)	12.8	—	60.2	—
Program license fees payable for future windows	146.4		43.3	69.1	18.3	15.7
Subscriber acquisition fees (b)	38.0		37.0	1.0	—	—
Payable to Hallmark Entertainment Holdings	52.1	(c)	—	—	52.1	—
Payable to Hallmark Entertainment	47.9	(c)	—	—	47.9	—
Guaranteed preferred beneficial interests in Crown Media Trust’s debentures	228.6	(d)	—	—	228.6	—
Preferred Minority Interest	25.0		—	25.0	—	—

Total Contractual Cash Obligations	$1,326.7		$185.4	$215.3	$889.3	$36.7

(a)	Can only be paid with certain prescribed sources of funds as defined in the private placement agreement, assuming such funds are available.

(b)	We executed in early November 2002 an amendment to a distribution agreement with one of our domestic distributors. This agreement and any other amendments to current domestic distribution agreements will significantly increase subscriber acquisition fees payable.

(c)	Can only be paid subsequent to repayment of credit facility per agreement.

(d)	Currently, the Company expects to redeem the preferred securities at the maturity in 2007.

     In connection with the Company’s growth strategy and if it is financially able to do so, the Company expects to continue making significant investments in programming and distribution during the remainder of 2003. Programming expenditures for the full year 2003 are expected to be in the range of $175.0 million to $185.0 million, and cash payments for subscriber acquisition fees in 2003 are expected to be $50.0 million to $60.0 million. Through March 31, 2003 the Company has expended $25.0 million for programming and $11.4 million for subscriber acquisition fees. If necessary, the Company believes it has discretion to reduce some of this anticipated spending. The Company also expects that the reorganization announced in October 2002 will reduce operating costs by $25.0 million annually. The Company’s principal uses of funds during the remainder of 2003 are expected to be the payment of operating expenses, payments for licensing of programming from third parties and subscriber acquisition fees, and interest payments under our bank credit facility and distributions payable on our preferred securities aggregating $30.0 million to $33.0 million.

     The Company’s principal sources of funds are currently cash inflows from operations (before expenditures for programming and subscriber acquisition fees), cash on hand, approximately $20.5 million availability under the $75.0 million HC Crown line of credit, and periodic cash inflows expected under the new tax sharing agreement with Hallmark Cards. Crown Media Holdings borrowed approximately $49.5 million under the line of credit with HC Crown in the first quarter of 2003 to pay scheduled significant subscriber acquisition fee payments, marketing costs and programming fees accrued at the end of the previous year and to support the cash needs of its current operations. The Company expects that the tax sharing agreement will result in approximately $40.0 million to $50.0 million of additional funds during 2003. As of April 30, 2003, $21.3 million had been received under the tax sharing agreement. The Company also believes that since the tax sharing agreement is with the Company’s most significant shareholder, there is a potential that future tax sharing payments could become available to the Company at an earlier date, if needed.

     The Company projects that advertising revenue, subscriber fees and licensing fees will increase in 2003, and that certain operating expenses will continue to decrease as a result of the reorganization begun in the fourth quarter of 2002. Taking into account these projected revenues and reduced expenditures, the Company believes that cash flow from its operations, cash on hand, remaining availability under the HC Crown line of credit, and payments anticipated under the tax sharing agreement will be sufficient to meet its liquidity needs through at least March 2004. However, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an unexpected increase in competition or other adverse operating conditions will impact the Company’s ability to achieve its projected operating results. If the projected operating results are not achieved, the Company will need to obtain additional funding. In that event, the Company would consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, preferred securities holders and Hallmark Cards.

Bank Credit Facility; Private Placement and HC Crown Line of Credit

     Our bank credit facility, our private placement units comprised of Crown Media Trust’s preferred securities and Crown Media Holdings’ contingent appreciation certificates and the HC Crown line of credit are described in Item 7 of Management’s Discussion and Analysis of Historical Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002. As a result of these agreements, we are subject to a number of affirmative and negative covenants. There have been no material changes to these agreements since the Amendment No. 5, dated February 5, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, as amended, among Crown Media Holdings, Inc., the Guarantors named therein, the Lenders referred to therein and JP Morgan Chase Bank, which was filed as an exhibit to our Form 10-K for the year ended December 31, 2002.

Tax Sharing Agreement

     For further information regarding the tax sharing agreement, please see “Tax Sharing Agreement” in Note 7 to Notes of Consolidated Financial Statements in this Report.

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

     Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of March 31, 2003, we had an accumulated deficit of approximately $840.0 million, goodwill of approximately $314.0 million, and film assets of $780.5 million.

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

     We have a substantial amount of indebtedness. As of March 31, 2003, our total debt was $435.4 million and we had $7.3 of cash and cash equivalents. In addition, subject to the restrictions under our various debt agreements, we may borrow additional amounts under our line of credit with HC Crown Corp. (“HC Crown”) to cover the negative cash flow resulting from our current operations, and incur additional indebtedness from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes. Our principal sources of funds for the next 12 months will be cash generated from operating activities, borrowings under the HC Crown line of credit, and cash generated from the tax sharing agreement with Hallmark Cards.

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

     High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of interest income and includes amortization of debt issuance costs and interest expense on borrowings under our demand notes, credit facility and private placement, increased $1.2 million to $7.3 million for the three months ended March 31, 2003, from $6.1 for the three months ended March 31, 2002. The increase in interest expense resulted from an increase in the average borrowings outstanding, due to cash generated from operations being insufficient to cover operating expenses and capital expenditures. Consequently, we were required to make borrowings under our demand notes and credit facility during 2002 and 2003 and to enter into the private placement in December 2001. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes. In addition, we may need to incur additional indebtedness in the future. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

Our liquidity is dependent on external funds.

     We believe based on projected revenue and expenditures that our line of credit with HC Crown and our tax sharing agreement, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through at least March 31, 2004. However, because we currently operate at a loss and have a negative cash flow, any unanticipated significant expense or any development that hampers our growth in revenue or decreases any of our revenue, would result in the need for additional external funds in order to continue operations. We have no arrangements for any external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders, preferred securities holders and Hallmark Cards.

Modification of any existing agreements with United States distributors could decrease our subscriber fees revenue but, if our distribution is increased, it could also result in higher advertising revenue.

     Several of the Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August 2001, Crown Media United States entered into a new distribution agreement with DirecTV, Inc. under which the Hallmark Channel was repositioned to DirecTV’s TOTAL CHOICE® Package and our subscribers increased significantly. Several other distributors, whose agreements contain “most favored nations” provisions, have indicated an interest in some or all of the DirecTV terms. Crown Media United States is currently in discussions with several other of these distributors and has already amended its agreement with one of the distributors to incorporate some of the DirecTV terms. For information concerning this amendment to an existing distribution agreement with a large domestic distributor, please see “Revenue” under Item 2 above. Any further modification of these existing agreements to adopt the DirecTV terms, or any other new terms, could result in the payment of cash or the issuance of stock by us and will negatively affect subscriber revenue.

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

     Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. Our ability to react effectively may also be limited by our obligation to license programming from Hallmark Entertainment Distribution, which has standards that limit the types of programming that it will provide to us. Our competitors may have more flexible programming arrangements, as well as greater amounts of production, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could cause a decline in revenues from advertising, subscriber fees and licensing of our film assets. The decline in revenue could hinder or prevent us from achieving profitability and could adversely affect the market price of our Class A common stock.

We are currently dependent on Hallmark Entertainment to distribute and maximize licensing fees from the film assets.

     Currently, we are dependent on Hallmark Entertainment to distribute and license our film assets to third parties for us under the terms of a three-year service agreement, which commenced January 1, 2001. This arrangement reduces our control over the sales and distribution of the film assets and might delay our realization of the full revenue stream from the film assets. We and Hallmark Entertainment each have the right to terminate the service agreement after the first year. If Hallmark Entertainment elects to terminate the agreement, we may not be able to establish our own or obtain alternative distribution services of equivalent quality or on terms as favorable to us. This could hinder our ability, at least in the short-term, to achieve the amount of additional revenue anticipated from these activities and could adversely affect the market price of our Class A common stock.

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

     Hallmark Entertainment Investments controls all of our outstanding shares of Class B common stock and owns shares of Class A common stock, representing approximately 96.1% of the outstanding voting power on all matters submitted to our stockholders. Hallmark Entertainment Holdings, a subsidiary of Hallmark Cards, controls the voting of all our shares held by Hallmark Entertainment Investments. Hallmark Entertainment Investments’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. Hallmark Entertainment Investments’ control relationship with us also could give rise to conflicts of interest, including:

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

If our Network Operations Center fails or its operations are disrupted, our revenue could decrease, our costs could increase and our growth could be hindered.

     We commenced operations at the Network Operations Center in February 2001. We are currently using the Network Operations Center for the origination and playback of signals for the Hallmark Channel domestically and internationally in Europe and the Middle East and Asia. Like other single-point facilities, the Network Operations Center is subject to interruption from fire, tornadoes, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the Network Operations Center’s services. We currently do not have and are not planning a duplicate operations facility. Any significant interruption at the Network Operations Center affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

If our local distribution partner for the Latin American region fails to perform, our operations could be disrupted and our business harmed.

     In the first quarter of 2003, we moved the majority of our operations concerning the distribution of the Hallmark Channel in Mexico, Central and South America to a local distribution partner in Argentina, Pramer. One purpose of the action is to substantially reduce our expenses for operations in this region. If Pramer is unable to adequately perform the functions of selling our Channel to local operators, to gain sufficient advertising sales and to appropriately market the Channel, we may not improve our performance in the region. In addition, Pramer performs the local origination and playback services for our feeds to Latin America. All but one of these the feeds is sent by Pramer back to Denver for uplink and distribution to affiliates over our satellite capacity on the PAS-9 satellite. Any significant interruption of Pramer’s services, which affects the Latin American feeds of our Channel, could have an adverse effect on the results of our business in the region.

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

     In the past, companies that have experienced volatility in the market price of their securities have been the subjects of securities class action litigation. If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of management attention and resources, harming our business.

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

Available Reports

     We will make available, free of charge, through our website, www.hallmarkchannel.com, this Quarterly Report, our annual reports on Form 10-K, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003, the decline of the fair value of the fixed income portfolio would not be material.

     As of March 31, 2003, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $7.6 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

     The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At March 31, 2003, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three months ended March 31, 2003, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

     We have not used derivative financial instruments for speculative purposes. As of March 31, 2003, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

     As of March 31, 2003, we estimated the fair value of borrowings under our bank credit facility, excluding accrued interest, to be approximately $320.0 million and the fair value of borrowings under our line of credit with HC Crown, excluding interest, to be approximately $54.5 million. Because the interest rates on these facilities are variable and are reset periodically, the fair value of our debt is not significantly affected by fluctuations in interest rates. A hypothetical 10% increase or decrease in assumed interest rates would decrease or increase the fair value of our debt by approximately $1.6 million, assuming that the balance of and the interest rates on our debt were fixed as of March 31, 2003. To the extent interest rates increase, our costs of financing will also increase because of variable rates applicable to our outstanding debt. A hypothetical increase in assumed interest rates of 10% would have resulted in additional interest expense of $1.6 million during the three months ended March 31, 2003.

     As of March 31, 2003, we estimated the value of our preferred securities to be approximately $228.6 million, the value of our convertible debt to be $49.3 million and the value of our derivative liability to be $1.0 million using quoted market prices where available, or discounted cash flow analyses. The value of our derivative liability is affected by fluctuations in our stock price and interest rates. A hypothetical 10% increase in our stock price would increase the value of our derivative liability by approximately $462,000. A hypothetical 10% decrease in our stock price would increase the value of our derivative liability by approximately $65,000. A hypothetical 10% increase in the interest rate would decrease the value of our derivative liability by approximately $267,000. A hypothetical 10% decrease in the interest rate would decrease the value of our derivative liability by approximately $244,000. These calculations include the assumption that the balance of our derivative liability as of March 31, 2003, would not change during the year and that a yearly interest rate was used.

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

     Our material interest bearing assets consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing assets was $7.3, or less than 1% of total assets, as of March 31, 2003. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, our bank credit facility, our line of credit with HC Crown, and our private placement securities. The balance of those liabilities was $435.4 million, or 53% of total liabilities, as of March 31, 2003. The balance of our guaranteed preferred beneficial interest in Crown Media Trust’s debentures was $228.6 million. Net interest expense for the three months ended March 31, 2003, was $7.3 million, or 17%, of our total revenue. Our guaranteed preferred beneficial accretion for the three months ended March 31, 2003, was $11.0 million, or 26%, of our total revenue. Our net interest expense and preferred beneficial interest expense is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and the volatility of our Class A common stock to the extent this volatility impacts the value of the derivative liability in our preferred securities. In this regard, changes in U.S. interest rates affect the interest bearing assets and our borrowings as do changes in the price of our Class A common stock.

We are exposed to risks relating to foreign currency exchange rates and foreign economic conditions.

     We evaluate our foreign currency exposure on a net basis. We receive subscriber fees and advertising revenue from countries throughout the world. Increasingly, however, these are being offset by expenses arising from our foreign facilities as well as non-U.S. dollar expenses. Generally, payments required under our agreements are denominated in U.S. dollars and, therefore, unaffected by foreign currency exchange rate fluctuations. We have some exposure to changes in exchange rates in Latin America, Europe, Asia, and Africa. However, our exposure to foreign exchange rates primarily exists with the British pound. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar-based revenue decreases; when the U.S. dollar weakens, the U.S. dollar value of non-U.S. dollar-based revenue increases. Accordingly, changes in exchange rates, and in particular, a strengthening of the U.S. dollar, may adversely affect our revenue as expressed in U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

     The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 11, 2003 (the “Evaluation Date”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

Changes in internal controls.

     There were no significant changes in our internal controls and no other factors that could significantly affect these controls subsequent to the Evaluation Date. The Company did not need to implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).

10.1	Amendment No. 5, dated as of February 5, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.2	Binding Memorandum of Understanding, dated January 30, 2003, between Pramer S.C.A. and Crown Media International, LLC.

10.3	Binding Memorandum of Understanding, dated January 30, 2003, between Latin America Media Distribution S.C.A. and Crown Media International, LLC.

10.4	Technical Services Agreement, dated January 30, 2003, between Pramer S.C.A. and Crown Media International, LLC.

10.5	March 11, 2003, Amendment to Agreement dated as of November 13, 1998, between Odyssey Holdings, LLC and the National Interfaith Cable Coalition, Inc.

10.6*	Employment Agreement, dated as of December 20, 2001, by Crown Media United States, LLC and David Kenin.

10.7*	Employment Agreement, dated as of January 27, 2000, by Odyssey Holdings, LLC and William Abbott.

99.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensating plan or arrangement.

(b)  Reports on Form 8-K

During the quarter ended March 31, 2003, we filed the following Form 8-K report:

•	Report filed on March 12, 2003, regarding Item 5.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature	Title	Date

By: /s/ DAVID J. EVANS David J. Evans	Director and Principal Executive Officer	May 15, 2003

By: /s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial and Accounting Officer	May 15, 2003

CERTIFICATION

     I, David J. Evans, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crown Media Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: May 15, 2003

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

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Dated: May 15, 2003

/s/ WILLIAM J. ALIBER

William J. Aliber Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).

10.1	Amendment No. 5, dated as of February 5, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.2	Binding Memorandum of Understanding, dated January 30, 2003, between Pramer S.C.A. and Crown Media International, LLC.

10.3	Binding Memorandum of Understanding, dated January 30, 2003, between Latin America Media Distribution S.C.A. and Crown Media International, LLC.

10.4	Technical Services Agreement, dated January 30, 2003, between Pramer S.C.A. and Crown Media International, LLC.

10.5	March 11, 2003, Amendment to Agreement dated as of November 13, 1998, between Odyssey Holdings, LLC and the National Interfaith Cable Coalition, Inc.

10.6*	Employment Agreement, dated as of December 20, 2001, by Crown Media United States, LLC and David Kenin.

10.7*	Employment Agreement, dated as of January 27, 2000, by Odyssey Holdings, LLC and William Abbott.

99.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensating plan or arrangement.