Form 10-Q
period 2003-06-30
CROWN MEDIA HOLDINGS INC
filed 2003-08-14
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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
Suite 225,
Greenwood Village, Colorado 80111
(Address of Principal Executive Offices and Zip Code)

(303) 220-7990
(Registrant’s Telephone Number, Including Area Code)

6430 S. Fiddlers Green Circle,
Suite 500,
Greenwood Village, Colorado 80111

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

As of August 6, 2003, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,794,606, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

		Page

PART I	Financial Information
Item 1	Financial Statements (Unaudited)	3
	CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
	Consolidated Balance Sheets — December 31, 2002 and June 30, 2003 (Unaudited)	3
	Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	- Three and Six Months Ended June 30, 2002 and 2003	4
	Consolidated Statements of Cash Flows (Unaudited)
	- Six Months Ended June 30, 2002 and 2003	5
	Condensed Notes to Unaudited Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	37
PART II	Other Information
Item 2	Changes in Securities and Use of Proceeds	38
Item 4	Submission of Matters to a Vote of Security Holders	38
Item 6	Exhibits and Reports on Form 8-K	39
Signatures		40

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,	As of June 30,
	2002	2003

		(Unaudited)
ASSETS
Cash and cash equivalents	$335	$8,286
Accounts receivable, less allowance for doubtful accounts of $7,516 and $8,016, respectively	41,629	45,895
Program license fees — affiliates, net of accumulated amortization	12,632	24,720
Program license fees — non-affiliates, net of accumulated amortization	46,557	52,838
Subtitling and dubbing, net of accumulated amortization	3,265	2,830
Prepaids and other assets	12,837	12,067

Total current assets	117,255	146,636
Restricted cash	340	340
Program license fees — affiliates, net of current portion	37,318	32,416
Program license fees — non-affiliates, net of current portion	51,470	55,987
Subtitling and dubbing, net of current portion	1,051	938
Film assets, net of accumulated amortization	786,826	775,260
Subscriber acquisition fees, net of accumulated amortization	140,265	125,981
Property and equipment, net of accumulated depreciation	35,612	31,733
Goodwill	314,033	314,033
Debt issuance costs, net of accumulated amortization	6,309	5,555
Prepaids and other assets, net of current portion	1,783	1,556

Total assets	$1,492,262	$1,490,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$47,425	$38,641
Subscriber acquisition fees payable	45,930	24,030
License fees payable to affiliates	8,104	28,053
License fees payable to non-affiliates	50,652	49,939
Payables to affiliates	6,680	7,702
Interest payable to HC Crown	10	1,069
Credit facility and other interest payable	871	592
Capital lease obligation	1,433	1,495
Deferred film asset license fees	599	402

Total current liabilities	161,704	151,923
Accrued liabilities, net of current portion	31,385	24,311
Subscriber acquisition fees payable, net of current portion	2,624	1,500
License fees payable to affiliates, net of current portion	60,229	60,229
License fees payable to non-affiliates, net of current portion	39,206	41,465
Note payable to HC Crown	5,000	75,000
Payable to Hallmark Entertainment Holdings, Inc.	52,052	52,052
Payable to Hallmark Entertainment, Inc.	47,948	47,948
Credit facility	320,000	320,000
Capital lease obligation, net of current portion	9,290	8,526
Convertible debt	47,916	50,816
Derivative liability	762	1,962

Total liabilities	778,116	835,732
COMMITMENTS AND CONTINGENCIES
GUARANTEED PREFERRED BENEFICIAL INTEREST IN CROWN MEDIA TRUST’S DEBENTURES	221,551	236,162
REDEEMABLE PREFERRED MINORITY INTEREST	25,000	25,000
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 73,794,606 shares issued and outstanding; as of December 31, 2002 and June 30, 2003	738	738
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2002 and June 30, 2003	307	307
Paid-in capital	1,259,242	1,280,865
Accumulated other comprehensive income	647	1,057
Accumulated deficit	(793,339)	(889,426)

Total stockholders’ equity	467,595	393,541

Total liabilities and stockholders’ equity	$1,492,262	$1,490,435

     The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

	(Unaudited)
Revenue:
Subscriber fees	$16,961	$17,864	$34,868	$33,890
Advertising	17,313	23,321	30,713	45,330
Advertising by Hallmark Cards	1,540	350	2,710	700
Film asset license fees	3,472	3,865	10,451	7,404
Other revenue	21	23	34	57

Total revenue	39,307	45,423	78,776	87,381
Cost of Services:
Programming costs:
Affiliates	9,380	9,987	19,762	18,724
Non-affiliates	12,855	14,087	26,224	28,793
Amortization of film assets	5,467	6,809	12,715	13,586
Subscriber acquisition fee expense	5,265	6,610	9,512	12,606
Depreciation and amortization of technical facilities	1,186	1,186	2,372	2,371
Operating costs	16,305	11,591	29,530	22,083

Total cost of services	50,458	50,270	100,115	98,163
Selling, general and administrative expense	12,414	12,285	28,981	26,450
Marketing expense	10,569	8,732	20,363	14,171
Depreciation and amortization expense	2,421	2,648	4,641	5,071

Loss from operations	(36,555)	(28,512)	(75,324)	(56,474)
Guaranteed preferred beneficial interest accretion	(1,176)	(12,171)	(11,778)	(23,218)
Interest expense and other, net	(5,673)	(7,514)	(11,763)	(14,856)

Loss before income taxes	(43,404)	(48,197)	(98,865)	(94,548)
Income tax provision	(643)	(1,200)	(1,192)	(1,539)

Net loss	$(44,047)	$(49,397)	$(100,057)	$(96,087)

Other comprehensive income (loss):
Gain (loss) on fair value of derivative asset	920	—	863	—
Foreign currency translation adjustment	517	635	314	410

Comprehensive loss	$(42,610)	$(48,762)	$(98,880)	$(95,677)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,328	104,465	104,227	104,465

Net loss per share, basic and diluted	$(0.42)	$(0.47)	$(0.96)	$(0.92)

The accompanying notes are an integral part of these
consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2002	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,057)	$(96,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,875	84,795
Accretion on guaranteed preferred beneficial interest	17,186	22,018
(Gain) loss on change in fair value of derivative liability	(5,408)	1,200
Accretion on convertible debt	4,023	5,191
Provision for allowance for doubtful accounts	3,310	1,566
Gain on sale of property and equipment	(7)	(15)
Stock-based and restricted stock compensation	12	323
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,893)	(5,732)
Additions to program license fees	(59,328)	(65,813)
Increase in subtitling and dubbing	(2,923)	(1,767)
Additions to subscriber acquisition fees	(5,848)	(1,224)
Increase in prepaids and other assets	(1,479)	(474)
Decrease in accounts payable and accrued liabilities	(11,077)	(11,710)
Decrease in interest payable	(1,832)	(768)
Decrease in subscriber acquisition fees payable	(14,617)	(23,024)
Increase in license fees payable to affiliates	20,442	17,264
(Decrease) increase in payables to affiliates	(1,144)	1,007
Increase (decrease) in deferred film asset license fees	332	(197)

Net cash used in operating activities	(94,433)	(73,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(803)	(1,781)
Proceeds from disposition of property and equipment	43	38

Net cash used in investing activities	(760)	(1,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	1,629	—
Proceeds from tax sharing agreement with Hallmark Cards	—	21,300
Borrowings under the HC Crown note payable	—	70,000
Borrowings under the credit facility	92,000	—
Payments on the credit facility	(110,587)	—
Decrease in cash in escrow	111,625	—
Distribution to holders of guaranteed preferred beneficial interest	(7,324)	(7,406)
Principal payments under capital lease obligation	(645)	(702)

Net cash provided by financing activities	86,698	83,192
Effect of exchange rate changes on cash	(81)	(51)

Net (decrease) increase in cash and cash equivalents	(8,576)	7,951
Cash and cash equivalents, beginning of period	13,859	335

Cash and cash equivalents, end of period	$5,283	$8,286
Supplemental disclosure of cash and non-cash activities:
Interest paid	$5,909	$7,706
Interest paid on preferred securities	$8,844	$8,944
Income taxes paid	$1,192	$1,539
Change in fair value of derivative asset	$863	$—

     The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2002 and 2003

1. Business and Organization

Organization

     Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), which was incorporated in the state of Delaware in December 1999, through its subsidiaries, owns and operates pay television channels dedicated to high quality, entertainment programming for adults and families in the United States and in various countries throughout the world. The international operations of the Hallmark Channel are operated by Crown Media International LLC (“Crown Media International”) and, in the United Kingdom, by Crown Entertainment Limited (“Crown Entertainment”). Crown Media International commenced its operations outside the United States in 1995. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States LLC (“Crown Media United States”). Crown Media International acquired an interest in Crown Media United States in 1998 and as a result of several transactions Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001. Significant investors in Crown Media Holdings include: Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments”); Hallmark Entertainment Holdings, Inc., a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”); Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), LP (“J.P. Morgan”), each through their investments in Hallmark Entertainment Investments; VISN Management Corporation, a for-profit subsidiary of the National Interfaith Cable Coalition; and Hughes Electronics Corporation.

Liquidity

     In connection with the Company’s growth strategy, the Company expects to continue making investments in programming and distribution during the remainder of 2003. Programming expenditures for the remainder of 2003 are expected to be in the range of $40.0 million to $50.0 million, and cash payments for subscriber acquisition fees for the remainder of 2003 are expected to be $25.0 million to $35.0 million. Through June 30, 2003 the Company has expended $42.6 million for programming and $24.2 million for subscriber acquisition fees. If necessary, the Company believes it has discretion to reduce some of this anticipated spending. The Company’s principal uses of funds during the remainder of 2003 are expected to be the payment of operating expenses, payments for licensing of programming from third parties and subscriber acquisition fees, and interest payments under its bank credit facility.

     On August 5, 2003, Crown Media Holdings repurchased all of the preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of cash distributions on the preferred securities through August 5, 2003. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured discount note issued to HC Crown Corp., a subsidiary of Hallmark Cards. After the payment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the note, approximately $67.4 million, to pay principal, interest, and prepayment penalties on its bank revolving credit loans. The Company will avoid approximately $72.0 million in cash interest payments over the next 4 years due to this repurchase and refinancing.

     Through June 30, 2003, Crown Media Holdings had borrowed $75.0 million under the line of credit with HC Crown, which is the full amount available under that line of credit, to pay scheduled subscriber acquisition fee payments, marketing costs and programming fees accrued at the end of the previous year and to support the cash needs of its current operations. Because of the pay down on the bank credit facility on August 5, 2003, the Company has available funds under the bank credit facility of approximately $67.3 million. Prior to the paydown, the Company had borrowed the full amount available under the bank credit facility of $320.0 million. The Company’s principal sources of funds are currently cash inflows from operations, cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its bank credit facility. In addition, as of August 5, 2003, $32.0 million had been received under the tax sharing agreement and the Company expects that the remaining payments under the tax sharing agreement in 2003 will be approximately $15.0 million. The Company also believes that since the tax sharing agreement is with the Company’s largest shareholder, there is a potential that future tax sharing payments could become available to the Company at an earlier date.

     The Company projects that advertising revenue and licensing fees will increase in 2003, and that certain operating expenses will continue to decrease as a result of the reorganization begun in the fourth quarter of 2002. Considering these projected revenues and reduced expenditures, the Company believes that cash flow from its operations, cash on hand, remaining availability under its credit facility and payments anticipated under the tax sharing agreement will be sufficient to meet its liquidity needs through at least June 2004. However, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an unexpected increase in competition or other adverse operating conditions will impact the Company’s ability to achieve its projected operating results. If the projected operating results are not achieved, the Company may need to obtain additional funding. In any event, in order to provide more liquidity, Crown Media Holdings may consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, including HC Crown.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Crown Media Holdings and those of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Subscriber Acquisition Fees

     Crown Media United States has distribution agreements with eight of the top nine largest (based on number of subscribers) United States pay television distributors. These distributors carry the Hallmark Channel on some of their cable, satellite, terrestrial television, or satellite master antenna television systems. Under certain of these agreements, Crown Media United States is obligated to pay subscriber acquisition fees if defined subscriber levels are met, in order to obtain carriage of the Hallmark Channel by those distributors.

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

     Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of June 30,
	2002	2003

	(In thousands)
Subscriber acquisition fees, at cost	$186,085	$187,309
Accumulated amortization	(45,820)	(61,328)

Subscriber acquisition fees, net	$140,265	$125,981

     As of December 31, 2002 and June 30, 2003, the consolidated balance sheets also reflected subscriber acquisition fees payable of $48.6 million and $25.5 million, respectively. For the three months ended June 30, 2002 and 2003, Crown Media United States made cash payments of $6.3 million and $12.8 million, respectively, reducing subscriber acquisition fees payable. For the six months ended June 30, 2002 and 2003, Crown Media United States made cash payments of $20.4 million and $24.2 million, respectively, reducing subscriber acquisition fees payable.

     On November 7, 2002, the Company entered into an amendment of a distribution agreement with a large distributor in the United States. The amendment extended the distribution agreement for two years to December 31, 2007, and provided for the payment of a substantial cash amount in settlement of the “most favored nation” clauses in regard to the terms of an agreement with DirecTV in 2001 and for additional full-time subscribers to the Hallmark Channel. The Company paid a portion of the amount upon execution and will make monthly cash payments through December 2003 for the balance. The Company may also be required to pay substantial marketing support payments, if subscribers exceed the final commitment number, through December 31, 2004. In addition, if the distributor achieves the final commitment level of subscribers, subscriber fees will not apply to subscribers above a specified number. The amendment also contains a “most favored nation” provision relating to other distribution agreements.

Program License Fees

     Program license fees are payable in connection with the acquisition of the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, Financial Reporting by Broadcasters, program rights are generally deferred and then amortized on a straight-line basis over their license periods (the “airing windows”) or anticipated usage. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs compared to the estimated future revenues directly associated with the programming and related expenses. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss.

Subtitling and Dubbing

     Subtitling and dubbing represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties or the program’s estimated life (in the case of programming licensed from Hallmark Entertainment Distribution and the Company’s film assets). Beginning in 2003, subtitling and dubbing costs related to programming licensed from Hallmark Entertainment Distribution are being amortized over a maximum period of 3 years. Amortization expense for subtitling and dubbing costs was $1.3 million and $1.2 million for the three months ended June 30, 2002 and 2003, respectively. Amortization expense for subtitling and dubbing costs was $2.4 million and $2.3 million for the six months ended June 30, 2002 and 2003, respectively.

	As of December 31,	As of June 30,
	2002	2003

	(In thousands)
Subtitling and dubbing assets, at cost	$8,343	$7,946
Accumulated amortization	(4,027)	(4,178)

Subtitling and dubbing assets, net	$4,316	$3,768

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

Accounting for Trust Preferred Securities

     Crown Media Holdings formed a special-purpose entity, Crown Media Trust, in December 2001. Crown Media Trust issued preferred securities in Crown Media Trust’s name to investors in a private placement and loaned the proceeds to Crown Media Holdings. This loan was designed so that interest and principal payments matched the dividend and any redemption requirements on the preferred securities issued by Crown Media Trust. Interest received by Crown Media Trust from Crown Media Holdings funded distributions to the holders of the preferred securities.

     Crown Media Holdings owned 100% of the common equity in Crown Media Trust. The preferred securities included terms that allowed the holder to earn a return above the stated dividend rate on the securities under certain conditions. Based on fair value calculations using discounted cash flows and Black-Scholes models, a portion of the proceeds from the preferred securities was allocated and classified in Crown Media Holdings’ balance sheet as guaranteed preferred beneficial interest in Crown Media Trust’s debentures and a portion was classified as convertible debt. Issuance costs related to the guaranteed preferred beneficial interest portion were netted against the guaranteed preferred beneficial interest and accreted as additional expense in earnings. Issuance costs related to the convertible debt portion were recorded as a deferred debt issuance costs asset and were amortized as additional interest expense, using the effective interest method. See Note 6, Credit Facility and Private Placement, for additional discussion of the terms for the preferred securities and Crown Media Holdings’ related subordinated debentures and see Note 9, Subsequent Events, for information on the August 5, 2003, repurchase of all of the preferred securities by Crown Media Holdings.

Revenue Recognition

     Subscriber fees from pay television distributors are recognized as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs in accordance with Emerging Issues Task Force (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Subscriber acquisition fee expense is recorded to the extent that the amortization of subscriber acquisition costs exceed the related revenue earned from the pay television distributor.

     Certain revenue from pay television distributors and film license agreements is recognized in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Under EITF No. 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item; and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

     Advertising revenues are recognized as earned in the period in which the advertising is telecast. If uncertainty as to the collectibility of this revenue exists, the revenue is recognized on a cash basis. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

     Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon amounts paid in cash for similar advertisements from buyers unrelated to the other party in the barter transaction. When the barter advertising revenue does not meet the requirements of EITF No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. For the three months ended June 30, 2002, revenue from advertising barter transactions of $207,000 and the corresponding barter expenses were included in marketing expenses in the accompanying consolidated statements of operations. No barter revenue or related expenses were recorded for the three months ended June 30, 2003. For the six months ended June 30, 2002 and 2003, revenue from advertising barter transactions of $320,000 and $94,000, respectively, and the corresponding barter expenses were included in marketing expenses in the accompanying consolidated statements of operations.

     Revenue from film asset licensing agreements is recognized when an agreement is executed, the film is available for exhibition by the licensee, the license fee is fixed or reasonably determinable, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Payments received from licensees prior to the availability of a film are recorded as deferred revenue.

     Revenues from foreign sources for the three months ended June 30, 2002 and 2003, represented 53% and 47% respectively, of total revenue. Revenues from foreign sources for the six months ended June 30, 2002 and 2003, represented 49% and 46% respectively, of total revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Australia, Malaysia, Mexico, Norway, Poland, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, and the United Kingdom, during all periods presented.

     The Company is in discussions with a primary pay television distributor in Spain who has attempted to terminate an existing distribution agreement with the Hallmark Channel. The outcome can not be predicted.

Cost of Services

     Cost of services includes signal distribution expenses, depreciation of the Network Operations Center and amortization of the capital lease for uplink and transponder space, amortization of program license fees, subtitling and dubbing amortization and costs, subscriber acquisition amortization and costs, and amortization of film assets.

Film Assets

     The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 10 years, which amortizes such assets in the same ratio that current period actual revenue bears to estimated unrecognized ultimate revenues as of the beginning of the current fiscal year for sales to third parties and internal usage. The Company’s projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition and is the same time period used in the initial, external valuation of the Company’s film assets at the time of acquisition. The Company also reviews the film assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying value of the individual film assets exceeds the fair value, the film assets are written-down to their fair values. At least annually, the Company is required by the covenants in its credit facility to have a outside valuation expert perform a valuation of the film assets. These valuations supported the Company’s determination that the estimated fair value of the film assets as of December 31, 2002, exceeded the carrying value. Amortization expense for the film library was $5.5 million and $6.8 million for the three months ended June 30, 2002 and 2003, respectively. Amortization expense for the film library was $12.7 million and $13.6 million for the six months ended June 30, 2002 and 2003, respectively.

	As of December 31,	As of June 30,
	2002	2003

	(In thousands)
Film assets	$816,172	$818,096
Accumulated amortization	(29,346)	(42,836)

Film assets, net of accumulated amortization	$786,826	$775,260

Goodwill

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which were adopted by Crown Media Holdings on January 1, 2002. These standards required companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives acquired or created through business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have indefinite useful lives are subject to an annual review for impairment. Crown Media Holdings ceased amortizing goodwill effective January 1, 2002. Valuation experts evaluated the carrying value of the Company’s goodwill for impairment upon implementation of SFAS No. 142 and at November 30, 2002, which the Company has selected as its annual goodwill impairment review date. These evaluations support the Company’s determination that the estimated fair value of goodwill currently is not less than its carrying value.

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

Translation of Foreign Currency

     The balance sheets and statements of operations of certain Crown Media Holdings’ foreign subsidiaries are measured using local currency as the functional currency. Revenues, expenses and cash flows of such subsidiaries are translated into United States dollars at the average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in determining net loss for the period.

Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and restricted stock units. Approximately 1.7 million stock options for the three and six months ended June 30, 2003, approximately 8.1 million stock options for the three and six months ended June 30, 2002, and approximately 2.1 million restricted stock units for the three and six months ended June 30, 2003, have been excluded from the calculations of earnings per share because their effect would have been antidilutive. Additionally, 10.1 million contingent appreciation certificates issued in conjunction with the private placement have also been excluded from the calculations of earnings per share for the three and six months ended June 30, 2002 and 2003, as their effect would have been antidilutive.

Stock-Based Compensation, Employee Incentives and Retention

     The Company accounts for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123. SFAS No. 148 requires certain additional disclosures related to stock-based compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.

     The Company’s Board of Directors approved in April 2003 actions to provide additional incentives to and encourage retention of its employees. Crown Media Holdings’ then outstanding stock options held by employees had exercise prices significantly above the current market value of its Class A common stock. The Company made an exchange offer in May 2003 to senior management and vice presidents, totaling approximately 55 persons, to exchange their options for restricted stock units (“RSUs”). The exchange ratio was one RSU for every 2.5 options for shares of the Company’s Class A common stock. Each RSU, upon vesting, represents the right to receive one share of Class A common stock or the value of the share in cash at the time of vesting. The Company’s Board may determine at its discretion whether the payment is made in common stock or cash. The RSUs vest annually over three years. In the exchange offer, a total of 5,126,732 options were exchanged for 2,050,693 RSUs in May 2003. As a result of the exchange offer, Crown Media Holdings is recording non-cash compensation expense based on the fair value of its common stock on the date of grant of the RSUs over the vesting period of the RSUs. As of June 30, 2003, the Company had recorded $317,288 of compensation expense. Options for 279,254 shares of common stock that were not exchanged are subject to variable plan accounting in which compensation is remeasured at each reporting date until the options are exercised, expire unexercised or are forfeited. No compensation expense was recorded related to the unexchanged options for the three and six months ended June 30, 2003, as the price of the Company’s Class A common stock on June 30, 2003, was less than the strike price of the underlying unexchanged options. It is currently believed that the Board of Directors will elect to settle the RSU awards in common stock. If the Board of Directors ultimately decides to settle the RSU awards in cash, variable plan accounting will be required.

     In addition, Crown Media Holdings’ Board of Directors vested the stock options of all employees below the vice-president level who held options at the end of May 2003 and granted them a right to receive a future cash payment of $1.00 for each outstanding option held by the employee. The immediate vesting of the employees’ stock options created a new measurement date which requires the Company record stock compensation expense, if any, for the excess of the Company’s stock price on the measurement date over the underlying stock options’ strike price. Since the price of the Company’s Class A common stock on the measurement date was less than the strike price of all of the stock options owned by the employees, no compensation expense was recorded. The June 2004 cash payment is contingent upon employment through that period and is based upon options for a total of 344,386 shares of our Class A common stock. As a result, we are recording related compensation expense from June 2003 through May 2004 as compensation is earned. As of June 30, 2003, we had recorded $29,000 of compensation expense related to this grant.

     Had compensation costs for these plans been determined consistent with SFAS 123, Crown Media Holdings’ net loss and loss per share would have been increased to the following pro forma amounts for the three and six months ended June 30, 2002 and 2003:

Pro Forma Effects
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net loss before stock options expense	$(44,047)	$(49,397)	$(100,057)	$(96,087)
Stock options expense	(3,089)	(1,654)	(6,178)	(3,308)
Stock options expense included in net loss	6	3	12	6

Net loss	$(47,130)	$(51,048)	$(106,223)	$(99,389)

Weighted average shares	104,328	104,465	104,227	104,465

Net loss per share, basic and diluted	$(0.45)	$(0.49)	$(1.02)	$(0.95)

     For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for grants during the three and six months ended June 30, 2002. No options were granted during the three and six months ended June 30, 2003.

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Risk-free interest rate	6.00%	6.00%
Volatility factor	35.21%	35.21%
Dividend yield	0%	0%
Expected terms of options	4 years	6 years

Derivative Financial Instruments

     The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting the cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is no longer designated as a hedging instrument. Changes in the fair value of the contingent appreciation certificates in the private placement transaction are recognized immediately in earnings. See Note 6 for a discussion of the derivative liability related to the private placement transaction.

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

     The Company was a party to a forward foreign exchange contract in 2002, which was entered into to reduce the exposure to the adverse effects of fluctuating foreign currency exchange rates. This contract, which was designated as a cash flow hedge, was entered into to hedge a payable denominated in a foreign currency, which had a maturity of less than one year. The foreign exchange contract was settled at maturity and the net loss was reclassified to earnings during 2002.

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

Recently Issued Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. For mandatorily redeemable financial instruments, “dividends” and other amounts paid or accrued prior to reclassification of the instrument as a liability shall not be reclassified as interest cost upon transition. Restatement of financial statements for earlier years presented is not permitted.

     In accordance with SFAS No. 150, Crown Media Holdings, Inc. reclassified its guaranteed preferred interest in Crown Media Trust’s debentures and its preferred minority interest as liabilities as of July 1, 2003. On August 5, 2003, Crown Media Holdings repurchased all of the preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company for approximately $329.1 million, including approximately $2.4 million of cash distributions on the preferred securities through August 5, 2003. As of June 30, 2003, the balances of the private placement components were $236.2 million of guaranteed preferred beneficial interests, $50.8 million of convertible debt, $2.0 million of net derivative liability and $1.8 million of debt issuance costs asset, respectively.

3.     Reorganization

     On October 7, 2002, the Company announced its intention to reorganize its operations in order to concentrate its efforts on the Hallmark Channel in the U.S. and in its more successful international markets. The Company completed decentralizing many oversight and non-technical support functions formerly located in the Company’s U.S. based offices and has transferred those responsibilities to regional staff. In Latin America the Company entered into an agreement with a local distribution partner, Pramer S.C.A., who is now responsible for the day-to-day operations of the Hallmark Channel in this region. By April 2003, the Company’s workforce was reduced by approximately 30% or 130 positions.

     The Company recorded a reorganization charge of $28.8 million during the fourth quarter of 2002. This charge was comprised of a charge of $5.5 million for severance costs and charges of $23.3 million related to exit costs for satellite, transponder and facility leases.

     The following table displays the activity and balances of the reorganization accrual account from October 7, 2002, to June 30, 2003, which has been included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

			Satellite and
	Severance	Facilities	Transponder	Total

	(In thousands)
Balance at October 7, 2002	$5,492	$1,651	$21,658	$28,801
Deductions due to payments	(2,097)	—	(545)	(2,642)

Balance at December 31, 2002	3,395	1,651	21,113	26,159
Additions due to accretion of discount	—	61	211	272
Deductions due to payments	(3,146)	(5)	(1,243)	(4,394)

Balance at March 31, 2003	249	1,707	20,081	22,037
Additions due to accretion of discount	—	—	148	148
Deductions due to payments	(236)	(55)	(1,217)	(1,508)

Balance at June 30, 2003	$13	$1,652	$19,012	$20,677

     Deductions reflect total cash payments of $8.5 million through June 30, 2003, representing termination benefits and satellite and transponder contractual obligations. Additions reflect accretion through June 30, 2003, of $420,000 representing accretion on our satellite, transponder and facility lease obligations.

4.     Program license fees

     Program license fees are comprised of the following:

	As of December 31,	As of June 30,
	2002	2003

	(In thousands)
Program license fees — Hallmark Entertainment Distribution	$82,910	$94,045
Program license fees — NICC	—	6,215
Program license fees — other affiliates	8,341	8,341
Program license fees — non-affiliates	130,656	160,950
Prepaid program license fees	9,500	8,950

Program license fees, at cost	231,407	278,501
Accumulated amortization	(83,430)	(112,540)

Program license fees, net of accumulated amortization	$147,977	$165,961

     Programming costs for the three months ended June 30, 2002 and 2003, were $22.2 million and $24.1 million, respectively. Programming costs for the six months ended June 30, 2002 and 2003, were $46.0 million and $47.5 million, respectively. Amortization of program license fees, included as a component of programming cost, was $22.0 million and $22.5 million for the three months ended June 30, 2002 and 2003. Amortization of program license fees, included as a component of programming cost, was $45.3 million and $46.3 million for the six months ended June 30, 2002 and 2003.

     License fees payable are comprised of the following:

	As of December 31,	As of June 30,
	2002	2003

	(In thousands)
License fees payable — Hallmark Entertainment Distribution	$68,243	$85,501
License fees payable — NICC	—	2,781
License fees payable — other affiliates	90	—
License fees payable — non-affiliates	89,858	91,404

Total license fees payable	158,191	179,686
Less current maturies	(58,756)	(77,992)

License fees payable, net of current portion	$99,435	$101,694

5.     Property and Equipment

     Property and equipment are comprised of the following:

	As of December 31,	As of June 30,	Depreciable
	2002	2003	Lives

	(In thousands)		(In years)
Technical equipment and computers	$38,584	$39,862	3-5
Leased asset	13,252	13,252	8
Furniture, fixtures and equipment	2,162	2,136	5
Leasehold improvements	8,215	9,320	3-7
Construction-in-progress	1,520	931

Property and equipment, at cost	63,733	65,501
Accumulated depreciation and amortization	(28,121)	(33,768)

Property and equipment, net of accumulated depreciation	$35,612	$31,733

     Depreciation and amortization expense related to property and equipment totaled $3.0 million and $2.9 million for the three months ended June 30, 2002 and 2003, respectively. Depreciation and amortization expense related to property and equipment totaled $5.2 million and $5.7 million for the six months ended June 30, 2002 and 2003, respectively. Software and other intangible assets have been included in prepaids and other in the accompanying consolidated balance sheets. Amortization expense related to software and other intangibles was $200,000 and $600,000, respectively, for the three months ended June 30, 2002 and 2003. Amortization expense related to software and other intangibles was $600,000 and $1.4 million, respectively, for the six months ended June 30, 2002 and 2003.

6.     Credit Facility and Private Placement

Credit Facility

     In connection with the completion of the purchase of the film assets, Crown Media Holdings entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to Crown Media Holdings, a five-year $320.0 million secured credit facility. At June 30, 2003, Crown Media Holdings had borrowed all funds available under the credit facility. The entire balance is due in 2006 and, therefore, is classified as a long-term liability in the accompanying consolidated balance sheets. This loan is guaranteed by Crown Media Holdings’ subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

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

     Amounts under the revolver have accrued interest at rates from 4.73% to 5.14% and amounts under the term loan have accrued interest at rates from 4.84% to 5.11% for the six months ended June 30, 2002. Interest expense for the three and six months ended June 30, 2002, was $2.8 million and $5.1 million, respectively. Amounts under the revolver have accrued interest at rates from 4.06% to 4.44% and amounts under the term loan have accrued interest at rates from 4.06% to 4.42% for the six months ended June 30, 2003. Interest expense for the three and six months ended June 30, 2003, was $3.5 million and $7.0 million, respectively. At December 31, 2002, and June 30, 2003, accrued interest of $596,000 and $308,000, respectively, was reflected in the current portion of the credit facility in the accompanying consolidated balance sheets.

     See Note 9, Subsequent Events, below for information on the August 5, 2003, repayment of approximately $67.4 million of bank revolving credit loans, interest and prepayment penalties.

Private Placement

     On December 17, 2001, Crown Media Holdings completed a $265.0 million private placement to a group of institutional investors. Under the terms of the private placement, Crown Media Holdings issued units to the investors, each unit consisted of one preferred security of Crown Media Trust, and one contingent appreciation certificate, issued by Crown Media Holdings. The financing was recorded at $265.0 million and required the allocation of fair value to the various components based on the terms of the private placement agreement. Crown Media Holdings calculated the guaranteed preferred beneficial interest portion of the preferred securities using an internal rate of return analysis (cumulative present value of expected future cash flows) on the preferred securities. The carrying value of the guaranteed preferred beneficial interest was $221.6 million on December 31, 2002, and was $236.2 million on June 30, 2003, net of unamortized offering costs.

     Crown Media Holdings calculated the initial value of the contingent appreciation certificate portion of the preferred securities by using Black-Scholes models and by using a combination of put and call options that would provide the same future payout as the convertible debt portion. The resulting value of the contingent appreciation certificates, net of embedded derivatives, was $47.9 million as of December 31, 2002, and $50.8 million as of June 30, 2003, which has been classified as convertible debt on the accompanying consolidated balance sheets. The transaction also resulted in a net derivative liability of $762,000 as of December 31, 2002, and $2.0 million as of June 30, 2003.

     The following table summarizes the transaction as of the transaction date, as of December 31, 2002, and as of June 30, 2003. The summary also reflects the allocation of transaction costs between the various components of the financing.

	Initial	As of	As of
	Fair Value	December 31,	June 30,
	Allocation	2002	2003

	(In thousands)
Convertible debt Value of contingent appreciation certificates	$93,682
Value of embedded derivative	(50,212)

Total carrying amount of convertible debt(a)(b)	$43,470	$47,916	$50,816

Derivative liability(c)	$12,083	$762	$1,962

Allocable offering costs included in debt issuance costs(d)	$(2,444)	$(2,020)	$(1,815)

Guaranteed preferred beneficial interest in Crown Media Trust’s debentures	$209,447	$245,241	$266,363
Distribution to holders of guaranteed preferred beneficial interest in Crown Media Trust’s debentures	—	(14,730)	(22,137)
Allocable offering costs(e)	(11,771)	(8,960)	(8,064)

Total carrying value of guaranteed preferred beneficial interest(b)(f)	$197,676	$221,551	$236,162

Net proceeds allocated to securities sold	$250,785

Gross proceeds from private placement	$265,000
Offering costs	(14,215)

Net proceeds allocated to securities sold	$250,785

(a)	Accreting principal to $45.6 million plus additional 11.25% interest to meet minimum return requirements over six years.

(b)	Interest payable at 6.75% per annum in cash each quarter. Balance due at anticipated redemption on December 17, 2007.

(c)	Marked to fair value through income (loss) at each reporting date.

(d)	Amortizing to interest expense over six years.

(e)	Accreting to guaranteed preferred beneficial interest over six years.

(f)	Accreting principal to $219.4 million plus additional 11.25% interest to meet minimum return requirements over six years.

     See Note 9, Subsequent Events, below for information on the August 5, 2003, repurchase of all of the preferred securities by Crown Media Holdings.

7.     Related Party Transactions

Demand Notes

     On December 14, 2001, the Company executed a promissory note, in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and has a final maturity date no later than December 21, 2007. The line of credit is subordinate to the bank credit facility, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown’s obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of December 31, 2002, and June 30, 2003, principal borrowings under the note were $5.0 million and $75.0 million included in notes payable to HC Crown on the accompanying consolidated balance sheets, respectively, with accrued interest of $10,000 and $1.1 million, respectively, included in interest payable to HC Crown on the accompanying consolidated balance sheets. Under the $75.0 million note, the Company is obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note through December 31, 2002, which may be paid in cash or by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. At both December 31, 2002, and June 30, 2003, the $281,000 commitment fee was included in payable to affiliates in the accompanying consolidated balance sheets. In December 2002, we issued 123,831 shares as payment for $844,000 of fees.

Tax Sharing Agreement

     On March 11, 2003, Hallmark Entertainment Holdings, Inc. (“Hallmark Entertainment Holdings”, a subsidiary wholly owned indirectly by Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings’ investors, Liberty Crown, Inc. (“Liberty”), a subsidiary of Liberty Media, and JP Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments, and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for Hallmark Entertainment Investments shares. Crown Media Holdings understands that Hallmark Entertainment Investments intends to hold the Crown Media Holdings Shares and to evaluate media investment opportunities in which Crown Media Holdings does not have an interest. Hallmark Entertainment Holdings, as the more than 80% owner of Hallmark Entertainment Investments, has voting power over all of the Crown Media Holdings shares owned by Hallmark Entertainment Investments.

     As a result of this transaction, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards. Hallmark Cards will include Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards will benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards will pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under this federal tax sharing agreement, at Hallmark Cards’ option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets.

     Through June 30, 2003, the Company received $21.3 million under the tax sharing agreement. These receipts have been recorded as a component of additional paid in capital.

Costs Incurred on Crown Media Holdings’ Behalf

     Since inception, Hallmark Entertainment has at times paid certain costs related to payroll and benefits, insurance, operational and financing expenditures and capital expenditures on behalf of Crown Media Holdings. These transactions are recorded in the books and records of Crown Media Holdings. For the three and six months ended June 30, 2002, $1.0 million and $1.4 million, respectively, were paid to Hallmark Entertainment. No payments were made during the three months ending June 30, 2003, but $445,000 of intercompany payables were recorded during this period. For the six months ended June 30, 2003, $845,000 was paid to Hallmark Entertainment. Unreimbursed costs and other intercompany payables of $1.1 million and $700,000 are included in payable to affiliates in the accompanying consolidated balance sheets as of December 31, 2002, and June 30, 2003, respectively.

Services Agreement with Hallmark Cards

     Crown Media Holdings has an intercompany services agreement with Hallmark Cards, which was effective January 1, 2003, under which Hallmark Cards has agreed for a term of three years, subject to cancellation by either party after the first or second year, to provide us with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services. This agreement replaces an intercompany services agreement, which expired on January 1, 2003. Under the new agreement, the Company has agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. Additionally, Hallmark Cards made a payment on Crown Media Holdings’ behalf for certain expenses in the amount of $500,000 during first quarter 2002. For the six months ended June 30, 2002 and 2003, Crown Media Holdings had accrued $250,000 and $258,000, respectively, under the agreement. At December 31, 2002, and June 30, 2003, unpaid accrued service fees and other intercompany payables of $5.0 million and $6.4 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Services Agreement with Hallmark Entertainment

     Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. This service agreement has a term of three years, commencing January 1, 2001, with the right of either party to terminate the agreement after the first year upon 60 days written notice. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, paid in quarterly installments of $375,000. Crown Media Holdings paid $1.9 million to Hallmark Entertainment for these services in April 2002. Crown Media Holdings paid $375,000 to Hallmark Entertainment during both the first and second quarters of 2003. At

December 31, 2002, and June 30, 2003, unpaid accrued service fees of $375,000 were included in payable to affiliates in the accompanying consolidated balance sheets.

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

     As part of the program license agreements with Hallmark Entertainment Distribution, in the event that either Crown Media United States or Crown Media International sub-licenses any licensed program to a third party, they must equally share with Hallmark Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Company. For the three and six months ended June 30, 2002, Crown Media United States entered into sublicensing arrangements which resulted in $148,000 being payable to Hallmark Entertainment Distribution under this sharing arrangement and which has been included in the accompanying consolidated balance sheet as payable to affiliates. The Company did not enter into such sublicensing agreements during the period from January 1, 2003, through June 30, 2003. In addition, pursuant to an amendment to the program license agreements, dated as of May 15, 2002, Crown Media United States and Crown Media International authorized Hallmark Entertainment Distribution to solicit and enter into third party license agreements for titles held by them under the program license agreements. In the event that the length of the license sold to such third party exceeds the length of the license held by Crown Media United States or Crown Media International, the fees related to such excess period are to be paid to Hallmark Entertainment Distribution.

     Programming costs related to the Hallmark program agreements were $7.3 million and $6.3 million, respectively, for the three months ended June 30, 2002 and 2003. Programming costs related to the Hallmark program agreements were $15.2 million and $12.1 million, respectively, for the six months ended June 30, 2002 and 2003. As of December 31, 2002, and June 30, 2003, $68.2 million and $85.5 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. In fourth quarter 2002, Crown Media Holdings paid $25.0 million to Hallmark Entertainment Distribution for license fees.

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

     Under the amended and restated company agreement, Crown Media United States may be required to make certain payments to the National Interfaith Cable Coalition (“NICC”) in relation to the provision of programming by NICC. Prior to the February 2001 amendment, these payments were $3.5 million annually and, so long as VISN owned the preferred interest, $1.5 million multiplied by the quotient of the preferred liquidation preference divided by $25.0 million. Pursuant to the amendment adopted in 2001, Crown Media United States may be required to pay to NICC a total license fee comprised of:

•	$5.3 million per year, with Consumer Price Index escalations, for two recurring programming blocks;

•	up to $10 million per year for production costs of an additional recurring “signature” series program block;

•	up to $600,000 per “non-dramatic” holiday special produced by NICC; and

•	$1 million per “dramatic” holiday special co-produced by NICC and Hallmark Entertainment.

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

     The term of the obligations contained in the February 2001 amendment expire on March 26, 2006, but may be terminated earlier if NICC sells more than 50% of the Crown Media Holdings shares it owned on February 22, 2001. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels. During the three months ended June 30, 2002 and 2003, Crown Media United States paid NICC $3.9 million and $674,000, respectively, related to this agreement. During the six months ended June 30, 2002 and 2003, Crown Media United States paid NICC $7.0 million and $5.0 million, respectively, related to this agreement.

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

	Revenue from	Revenue from	Loss
	Unrelated	Related	from	Identifiable
	Entities	Entities	Operations	Assets

		(In millions)
Three months ended June 30, 2002:
Domestic	$13.6	$1.5	$(24.9)	$573.7
International	20.7	—	8.0)	81.6
Film Distribution	3.5	—	(3.6)	801.4

	$37.8	$1.5	(36.5)	1,456.7

Guaranteed preferred beneficial accretion			(1.2)
Interest expense and other, net			(5.7)

Loss before income taxes			$(43.4)

Assets not allocated to segments:
Cash and cash equivalents				5.3
Accounts receivable				47.9

Consolidated total assets				$1,509.9

Three months ended June 30, 2003:
Domestic	$19.9	$0.3	$(23.1)	$586.5
International	21.3	—	(1.3)	72.3
Film Distribution	3.9	—	(4.1)	777.4

	$45.1	$0.3	(28.5)	1,436.2

Guaranteed preferred beneficial accretion			(12.2)
Interest expense and other, net			(7.5)

Loss before income taxes			$(48.2)

Assets not allocated to segments:
Cash and cash equivalents				8.3
Accounts receivable				45.9

Consolidated total assets				$1,490.4

Six Months Ended June 30, 2002:
Domestic	$27.0	$2.7	$(47.4)	$573.7
International	38.6	—	(22.6)	81.6
Film Distribution	10.5	—	(5.3)	801.4

	$76.1	$2.7	(75.3)	1,456.7

Guaranteed preferred beneficial accretion			(11.8)
Interest expense and other, net			(11.8)

Loss before income taxes			$(98.9)

Assets not allocated to segments:
Cash and cash equivalents				5.3
Accounts receivable				47.9

Consolidated total assets				$1,509.9

Six Months Ended June 30, 2003:
Domestic	$39.3	$0.7	$(38.0)	$586.5
International	40.0	—	(9.7)	72.3
Film Distribution	7.4	—	(8.7)	777.4

	$86.7	$0.7	(56.4)	1,436.2

Guaranteed preferred beneficial accretion			(23.2)
Interest expense and other, net			(14.9)

Loss before income taxes			$(94.5)

Assets not allocated to segments:
Cash and cash equivalents				8.3
Accounts receivable				45.9

Consolidated total assets				$1,490.4

     Some of the markets in which the Company operates, including the Asian market, the South American market, Turkey and Russia, have experienced some or all of the following conditions: volatile currency exchange rates, volatile political conditions, and reduced or volatile economic activity. Crown Media Holdings’ operations have and will continue to be affected in the foreseeable future by economic conditions in these regions.

     British Sky Broadcasting accounted for 14% of our consolidated revenues for both the three and six months ended June 30, 2003. David J. Evans, the Company’s President and Chief Executive Officer, currently serves as a director on British Sky Broadcasting’s Board. No individual pay television distributor accounted for 10% of our consolidated subscribers for the three and six months ended June 30, 2003.

9. Subsequent Events

Senior Unsecured Note

     On August 5, 2003, Crown Media Holdings repurchased all of the preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of cash distributions on the preferred securities through August 5, 2003, and a call premium of approximately $30.5 million. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured discount note issued to HC Crown. After repayment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the note, approximately $67.4 million, to pay principal, interest and prepayment penalties on its bank revolving credit loans.

     The senior unsecured note provides for no cash interest payments for four years; instead, the principal amount of the note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007. From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the note. The note matures on August 5, 2011, and is callable by Crown Media Holdings at any time after August 5, 2004, without penalty.

     A special independent committee of the Board of Directors of Crown Media Holdings negotiated and approved the terms of the senior unsecured note and related documents. The special committee also considered alternative financing options to raise funds for the same purposes.

     Amendment No. 6 to the bank credit facility of Crown Media Holdings permits the sale of the 10.25% note, permits the repurchase of the preferred securities and amends certain financial covenants of Crown Media Holdings, including levels of EBITDA, the base amount used in the calculation of the required minimum net worth and a maximum leverage ratio. The Company also amended its tax sharing agreement with Hallmark Cards to provide that no interest expense or income related to the 10.25% note will be used in calculating taxes under the agreement until (and to the extent) payments on the 10.25% note are made to HC Crown in cash. This amendment defers payments by Hallmark Cards to Crown Media Holdings under the tax sharing agreement related to the 10.25% note until Crown Media Holdings makes cash payments of interest on the note.

Dissolution of Crown Media Trust

     On August 5, 2003, Crown Media Holdings filed a Certificate of Cancellation with the Delaware Secretary of State to dissolve its Crown Media Trust subsidiary.

Lease and Sublease Agreements

     On July 9, 2003, Crown Media International entered into an agreement to sublease 24,434 square feet of its Greenwood Village office space. The sublease commences on September 1, 2003, and ends on September 10, 2008. On June 26, 2003, Crown Media International also entered into an agreement to lease an additional 7,855 square feet of office space in the same building. The lease commences on August 1, 2003, and ends on October 1, 2008.

     In July 2003, Hallmark Entertainment and Crown Media International entered into a 5-year sublease agreement to provide space to Crown Media International in Hallmark Entertainment’s New York office on the same general terms and conditions Hallmark Entertainment has on its underlying lease. This sublease is subject to approval by Crown Media Holdings’ Board of Directors.

Italy

     On August 1, 2003, the Company did not renew its contract with its existing customer in Italy. The Company had $138,000 and $277,000 of revenue during the three and six months ended June 30, 2003, from this customer. The Company has $3.9 million of programming and other assets related to the Italian market. Crown Media Holdings is exploring the sale of these assets, but there is no assurance that any recovery will be made.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

     Our revenue consists of subscriber fees, advertising and film license fees. Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. In the United States, we pay certain television distributors up-front subscriber acquisition fees to carry our channel. However, such payments are not common in the international cable television markets. Subscriber acquisition fees incurred are capitalized and amortized over the term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the revenue directly associated with each agreement.

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

     We are in continuous negotiations both with our existing distributors and new distributors to increase our subscriber base. In the United States, we are often subject to requests by distributors to pay subscriber acquisition fees for these additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. In both domestic and international markets we also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue will continue to be negatively affected by these subscriber acquisition fee expense, discounted subscriber fees and other payments; however, we believe that the resulting increase in subscribers will allow us to attract additional advertisers and command higher advertising rates.

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

     The Company is in discussions with a primary pay television distributor in Spain who has attempted to terminate an existing distribution agreement with the Hallmark Channel. The outcome can not be predicted.

     Advertising sales generally are made on the basis of a price per advertising spot or per unit of audience measurement (for example, a ratings point). Prices vary on a market-by-market basis. Rates differ among markets depending on audience demographics.

     In markets where regular audience measurements are available, our advertising rates are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed investment level by the advertiser. In these countries, we commit to provide advertisers certain rating levels in connection with their advertising. Revenue is recorded net of estimated shortfalls, which are usually settled by providing the advertiser additional advertising time. In other markets, our advertising rates are calculated on the basis of cost per advertising spot or package of advertising spots, and the price varies by audience level expected (but not measured) during a particular time slot. This is the predominant arrangement in the countries outside the United States in which we sell advertising time. Advertising rates also vary by time of year based on seasonal changes in television viewership.

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

2002 Reorganization and Other Charges

     On October 7, 2002, the Company announced its intention to reorganize its operations to localize and concentrate its efforts on the Hallmark Channel in the U.S. and in its most successful international markets. The Company completed localizing its operating and non-technical support functions formerly located in the Company’s U.S. based offices and has transferred those responsibilities to regional staff and/or outsourced them. The Company has entered into an agreement with a local distribution partner, Pramer, who is now responsible for the day-to-day operations of the Hallmark Channel in Latin America (Mexico, Central America and South America). By April 2003, our workforce was reduced by approximately 30% or 130 positions.

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

Tax Sharing Agreement

     On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards. Hallmark Cards will include Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards will benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards will pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance as Crown Media Holdings becomes a taxpayer. Under this federal tax sharing agreement, at Hallmark Cards’ option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets. The Company amended its tax sharing agreement with Hallmark Cards to provide that no interest expense or income related to the 10.25% note will be used in calculating taxes under the agreement until (and to the extent) payments on the 10.25% note are made to HC Crown in cash. This amendment defers payments by Hallmark Cards to Crown Media Holdings under the tax sharing agreement related to the 10.25% note until Crown Media Holdings makes cash payments of interest on the note.

     We account for income taxes as if Crown Media Holdings were a separate taxpayer. Accordingly, Hallmark Cards’ ability to use our tax losses does not impact our assessment of the need for a valuation allowance on deferred tax assets, including future tax losses. Any payments received from Hallmark Cards under the tax sharing agreement are recorded as an increase in paid-in capital. Through August 5, 2003, the Company received $32.0 million under the tax sharing agreement. These receipts have been recorded as a component of paid-in capital.

Effects of Transactions with Related and Certain Other Parties

Tax Sharing Agreement

     Please refer to above Discussion of Critical Accounting Policies.

Employee Incentives and Retention

     Please see “Employees Incentives and Retention” in Note 2 to the Condensed Notes to the Unconsolidated Financial Statements included in this Report for information regarding an exchange of stock options for restricted stock units with senior management and vice presidents and regarding a cash payment award of $1.00 for each share subject to outstanding options held by other employees.

NICC License Agreement

     In the first quarter of 2003, we signed an amendment to the arrangement with NICC effective as of January 1, 2002. Under this amendment, Crown Media United States agreed to advance NICC $3,000,000 in each of 2002 and 2003 to help fund NICC’s cost of expanding its production operations to produce the programming. This advance is recoverable from the license fees payable for this programming.

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

Senior Unsecured Note

     On August 5, 2003, Crown Media Holdings repurchased all of the preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of cash distributions on the preferred securities through August 5, 2003. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured discount note issued to HC Crown. After repayment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the note, approximately $67.4 million, to pay principal, interest and prepayment penalties on its bank revolving credit loans.

     The senior unsecured note provides for no cash interest payments for four years; instead, the principal amount of the note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007. From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the note. The note matures on August 5, 2011, and is callable by Crown Media Holdings at any time after August 5, 2004, without penalty.

     A special independent committee of the Board of Directors of Crown Media Holdings negotiated and approved the terms of the senior unsecured note and related documents. The special committee also considered alternative financing options to raise funds for the same purposes.

     See “Related Party Transactions” in Note 7 to Condensed Notes of Unaudited Consolidated Financial Statements in this Report. Transactions with related parties are also described in Item 13 “Certain Relationships and Related Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2002. Other than as described above, there have not been any new transactions with related parties during the quarter ended June 30, 2003.

Results of Operations

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

     Revenue. Total revenue for the three and six months ended June 30, 2003, increased to $45.4 million and $87.4 million from $39.3 million and $78.8 million, which represent increases of $6.1 million, or 16%, and $8.6 million, or 11%, respectively, over the comparable periods in 2002. Subscriber fee revenue increased to $17.9 million for the three months ended June 30, 2003, from $17.0 million, which represents an increase of $903,000, or 5%, over the comparable period in 2002. Subscriber fee revenue decreased to $33.9 million for the six months ended June 30, 2003, from $34.9 million, which represents a decrease of $978,000, or 3%, over the comparable period in 2002. The increased subscriber fee revenue for the three months ended June 30, 2003, resulted primarily from increased distribution of our channel internationally. The decreased subscriber fee revenue for the six months ended June 30, 2003, resulted from reduced subscriber fee rates in the United States due to amendments in prior periods to long-term distribution agreements and cash-basis accounting treatment of certain countries in Latin America. This decrease in revenue is offset in part by an increase in subscriber fee revenue resulting from expanded distribution internationally. Subscriber acquisition fee expense recorded as a reduction of revenue were $1.5 million and $2.9 million for the three and six months ended June 30, 2003, and $1.9 million and $3.8 million for the comparable periods in 2002. Although the number of subscribers to the Hallmark Channel increased as of June 30, 2003, compared to June 30, 2002, subscriber revenue was also affected by a number of other, offsetting factors, including concessions for new subscribers, and the waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels. The number of subscribers to the Hallmark Channel worldwide, as of June 30, 2003, was 108.6 million compared to 94.4 million as of June 30, 2002, which represents an increase of 14.2 million, or 15%. Subscribers to our domestic channel increased from 46.7 million as of June 30, 2002, to 51.8 million as of June 30, 2003, which represents an increase of 5.1 million, or 11%. Ninety-one percent of subscriber fees revenue for both the three and six months ended June 30, 2003, and 79% and 77% of subscriber fee revenue for the three and six months ended June 30, 2002, respectively, were earned internationally. The amount of net subscriber fee revenue was $1.6 million and $3.0 million for the domestic Hallmark Channel for the three and six months ended June 30, 2003, respectively, and $3.5 million and $7.9 for the international Hallmark Channel for the three and six months ended June 30, 2002, respectively. Increased subscriber acquisition costs and other factors described above are expected to continue to result in a decline in net domestic subscriber revenue. Certain of our international subscriber fee rates have and will continue to decrease as we renew distribution agreements, which may provide for lower per subscriber rates than under previous agreements. International fees per subscriber are also expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry in certain more developed countries from subscriber fees revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets.

     Advertising revenue increased to $23.7 million and $46.0 million for the three and six months ended June 30, 2003, respectively, from $18.9 million and $33.4 million, which represent increases of $4.8 million, or 26%, and $12.6 million, or 38%, respectively, over the comparable periods in 2002. The increase in advertising revenue reflects the following during 2003: the growth of both domestic and international subscribers; higher ratings in the United States and in the United Kingdom; higher advertising rates resulting from the increase in distribution and viewership; and expanded sales of advertising time primarily in the United States and the United Kingdom. Advertising revenue from our domestic channel was $18.6 million and $36.9 million for the three and six months ended June 30, 2003, respectively, compared to $11.7 million and $21.9 million for the three and six months ended June 30, 2002, respectively. Additionally, the number of advertisers on our domestic channel rose from 164 at June 30, 2002, to 195 at June 30, 2003.

     Among the 50 ad-supported cable channels in the United States market, the Hallmark Channel ranked 13th in total day with a 0.5 household rating for the second quarter of 2003 and 21st for primetime with a 0.7 household rating for the same time period.

     During the fourth quarter of 2001, we began earning film licensing fees revenue from our purchased film assets. In addition to our use of these film assets on our channels, we are generating film licensing fee revenue as we establish ourselves in the program distribution market. For the three and six months ended June 30, 2003, we earned film licensing fee revenue of $3.9 million and $7.4 million, respectively, as compared to $3.5 million and $10.5 million for the three and six months ended June 30, 2002, respectively. This decrease in licensing fees earned during the six months ended June 30, 2003, is due to the timing of license period start dates. We expect our licensing fees to increase in third quarter 2003 as compared to the third quarter of 2002, due to certain existing agreements.

     Cost of services. Cost of services for the three months ended June 30, 2003, were $50.3 million and for the three months ended June 30, 2002, were $50.5 million . Cost of services for the six months ended June 30, 2003, decreased to $98.2 million from $100.1 million, which represents a decrease of $1.9 million, or 2%, over the comparable period in 2002. Cost of services as a percent of net revenue decreased to 111% and 112% for the three and six months ended June 30, 2003, as compared to 128% and 127% for the three and six months ended June 30, 2002. These decreases were primarily due to our increases in total revenue discussed above and the changes in operating expenses explained below.

     Total programming costs for the three and six months ended June 30, 2003, increased 8% and 3%, respectively, due to acquisitions of programming for our domestic and United Kingdom channels. For the three and six months ended June 30, 2003, amortization of our film assets was $6.8 million and $13.6 million, as compared to $5.5 million and $12.7 million in 2002, respectively. The increase in amortization of film assets was primarily due to our use of a higher amortization rate for our film assets.

     Subscriber acquisition fee expense was $6.6 million and $12.6 million for the three and six months ended June 30, 2003, as compared to $5.3 million and $9.5 million for the three and six months ended June 30, 2002, respectively. Expanded distribution agreements from prior periods in the U.S. resulted in the increases in subscriber acquisition fee expense experienced during the three and six months ended June 30, 2003. Operating costs for the three and six months ended June 30, 2003, which include playback, dubbing and subtitling, transponder and interstitial expenses, decreased 29% and 25%, respectively, primarily as a result of lower salary, benefit, satellite and transponder expenses resulting from our 2002 reorganization.

     Selling, general and administrative expense. Selling, general and administrative expense for the three and six months ended June 30, 2003, decreased to $12.3 million and $26.5 million, respectively, from $12.4 million and $29.0 million, for the three and six months ended June 30, 2002, respectively, which represent decreases of $129,000, or 1%, and $2.5 million, or 9%, for the three and six months periods, respectively. These decreases resulted from a reduction in salary, benefit, consulting and travel expenses. Salary and benefit expenses declined as a result of the termination of certain high-level positions during 2002 in conjunction with our 2002 reorganization. Our continuing use of teleconferencing resulted in lower travel expenses. Selling, general and administrative expense as a percentage of total revenue decreased to 27% and 30% for the three and six months ended June 30, 2003, respectively, as compared to 32% and 37% for the three and six months ended June 30, 2002, respectively. These decreases were also due to the increases in total revenue noted above.

     Marketing expense. Marketing expense for the three and six months ended June 30, 2003, decreased to $8.7 million and $14.2 million, respectively, from $10.5 million and $20.4 million for the three and six months ended June 30, 2002, respectively, which represent decreases of $1.8 million, or 17%, and $6.2 million, or 30%, for the three and six month periods, respectively. Marketing expense declined during the three and six months ended June 30, 2003, primarily due to more efficient media buys for our domestic channel in 2003 as compared to 2002. Additionally, marketing expenses were higher in 2002 due to the amplified efforts to promote the premieres of Adoption and Stranded on our domestic channel.

     Depreciation and amortization expense. Depreciation and amortization expense for the three and six months ended June 30, 2003, increased to $2.6 million and $5.1 million, respectively, from $2.4 million and $4.6 million for the three and six months ended June 30, 2002, respectively, which represent increases of $227,000, or 9%, and $430,000, or 9%, for the three and six month periods, respectively. Depreciation and amortization expense was higher for the three and six months ended June 30, 2003, primarily due to expenditures for our Network Operations Center to accommodate the launch of our domestic channel in the first quarter 2003, and our new domestic and international channel websites being placed into service during that period.

     Guaranteed preferred beneficial interest accretion. Guaranteed preferred beneficial interest accretion for the three and six months ended June 30, 2003, was $12.2 million and $23.2 million, respectively, as compared to $1.2 million and $11.8 million for the three and six months ended June 30, 2002, respectively. This expense related to future obligations on our debentures issued on December 17, 2001, in connection with the preferred securities of Crown Media Trust. We recorded losses of $944,000 and $1.2 million due to the revaluing of our derivative liabilities to fair value for the three and six months ended June 30, 2003, respectively, which have been included as a component of the accretion of guaranteed preferred beneficial interest. We recorded gains of $7.6 million and $5.4 million, due to the revaluing of our derivative liabilities to fair value for the three and six months ended June 30, 2002, respectively. We will no longer record guaranteed preferred beneficial interest accretion due to the repurchase of our preferred securities on August 5, 2003, and the accounting treatment of our private placement securities under SFAS No. 150 for the period July 1, 2003, through August 5, 2003.

     Interest income (expense) and other, net. Net interest and other expense for the three and six months ended June 30, 2003, increased to $7.5 million and $14.9 million, respectively, from $5.7 million and $11.8 million for the three and six months ended June 30, 2002, which represent increases of $1.8 million and $3.1 million for the three and six month periods, respectively. These increases were primarily due to increased borrowings under our credit facility and the HC Crown line of credit and interest on our convertible debt.

     We expect our interest expense to significantly increase due to the factors listed above, a loss associated with the above-described repurchase of the preferred securities and contingent appreciation certificates on August 5, 2003, and the accounting treatment of our preferred securities under SFAS No. 150 for the period July 1, 2003, through August 5, 2003.

     Income tax provision. Income tax provision for the three and six months ended June 30, 2003, increased to $1.2 million and $1.5 million, respectively, from $643,000 and $1.2 million for the three and six months ended June 30, 2002, which represent increases of $557,000, or 87%, and $347,000, or 29%, for the three and six months ended June 30, 2002, respectively. These increases were due to an increase in taxes on the foreign income resulting from higher international film licensing fee revenue.

Liquidity and Capital Resources

     Cash used in operating activities was $73.4 million and $94.4 million for the six months ended June 30, 2003 and 2002, respectively. Cash was used primarily to fund operating expenditures related to net losses of $96.1 million and $100.1 million for the six months ended June 30, 2003 and 2002, respectively. The decrease from 2002 to 2003 was primarily due to substantially higher domestic and UK advertising revenue and resulting cash receipts, and lower salaries in 2003. This decrease was partially offset by increased programming purchased in our U.S. and UK markets to meet our strategy and the demands of our customers and higher subscriber acquisition fee payments as a result of our expanded distribution in domestic markets.

     Cash used in investing activities was $1.7 million and $760,000 for the six months ended June 30, 2003 and 2002, respectively. Cash used increased primarily due to expenditures for our Network Operations Center to accommodate the launch of our domestic channel in the first quarter 2003 and our new domestic and international channel websites being placed into service during that period.

     Cash provided by financing activities was $83.2 million and $86.7 million for the six months ended June 30, 2003 and 2002, respectively. In the six month period ending June 30, 2003, we have received proceeds of $21.3 million from our tax sharing agreement with Hallmark Cards and borrowed $70.0 million on our line with HC Crown to meet our operating demands. In 2002, we borrowed funds under the credit facility and the HC Crown note to meet our operating demands.

     The following table aggregates all of our contractual commitments as of June 30, 2003, and incorporates the events subsequent to June 30, 2003, described in footnote 9 to the Condensed Notes to Unconsolidated Financial Statements.

	Scheduled Payments by Period

			Less			After
			Than	2-3	4-5	5
Contractual Obligations	Total		1 Year	Years	Years	Years

Long-Term Debt	$253.0		$0.3	$—	$252.7	$—
HC Crown Line of Credit	75.0		—	—	75.0	—
HC Crown 10.25% Note Principal	400.0		—	—	—	400.0
HC Crown 10.25% Note Accretion	196.6		—	—	—	196.6
Interest Payments	4.0		1.1	1.2	1.7	—
Capital Lease Obligations	10.0		1.5	3.4	4.0	1.1
Operating Leases	89.5		16.8	33.3	22.8	16.6
Other Long-Term Obligations Program license fees payable to non-affiliates and NICC	94.2		52.7	41.5	—	—
Program license fees payable to Hallmark Entertainment Distribution	85.5	(a)	25.3	—	60.2	—
Program license fees payable for future windows	155.7		34.8	98.1	12.1	10.7
Subscriber acquisition fees (b)	25.5		24.0	1.5	—	—
Payable to Hallmark Entertainment Holdings	52.1	(c)	—	—	52.1	—
Payable to Hallmark Entertainment	47.9	(c)	—	—	47.9	—
Redeemable Preferred Minority Interest	25.0		—	25.0	—	—

Total Contractual Cash Obligations	$1,514.0		$156.5	$204.0	$528.5	$625.0

(a)	Can only be paid with certain prescribed sources of funds as defined in the private placement agreement, assuming such funds are available.

(b)	We executed in early November 2002 an amendment to a distribution agreement with one of our domestic distributors. This agreement and any other amendments to current domestic distribution agreements will significantly increase subscriber acquisition fees payable.

(c)	Can only be paid subsequent to repayment of credit facility per agreement.

     In connection with the Company’s growth strategy, the Company expects to continue making investments in programming and distribution during the remainder of 2003. Programming expenditures for the remainder of 2003 are expected to be in the range of $40.0 million to $50.0 million, and cash payments for subscriber acquisition fees for the remainder of 2003 are expected to be $25.0 million to $35.0 million. Through June 30, 2003 the Company has expended $42.6 million for programming and $24.2 million for subscriber acquisition fees. If necessary, the Company believes it has discretion to reduce some of this anticipated spending. The Company’s principal uses of funds during the remainder of 2003 are expected to be the payment of operating expenses, payments for licensing of programming from third parties and subscriber acquisition fees, and interest payments under its bank credit facility.

     On August 5, 2003, Crown Media Holdings repurchased all of the preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of cash distributions on the preferred securities through August 5, 2003. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured discount note issued to HC Crown Corp., a subsidiary of Hallmark Cards. After the payment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the note, approximately $67.4 million, to pay principal, interest, and prepayment penalties on its bank revolving credit loans. The Company will avoid approximately $72.0 million in cash interest payments over the next 4 years due to this repurchase and refinancing.

     Through June 30, 2003, Crown Media Holdings had borrowed $75.0 million under the line of credit with HC Crown, which is the full amount available under that line of credit, to pay scheduled subscriber acquisition fee payments, marketing costs and programming fees accrued at the end of the previous year and to support the cash needs of its current operations. Because of the pay down on the bank credit facility on August 5, 2003, the Company has available funds under the bank credit facility of approximately $67.3 million. Prior to the pay down, the Company had borrowed the full amount available under the bank credit facility of $320.0 million. The Company’s principal sources of funds are currently cash inflows from operations, cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its bank credit facility. In addition, as of August 5, 2003, $32.0 million had been received under the tax sharing agreement and the Company expects that the remaining payments under the tax sharing agreement in 2003 will be approximately $15.0 million. The Company also believes that since the tax sharing agreement is with the Company’s largest shareholder, there is a potential that future tax sharing payments could become available to the Company at an earlier date.

     The Company projects that advertising revenue and licensing fees will increase in 2003, and that certain operating expenses will continue to decrease as a result of the reorganization begun in the fourth quarter of 2002. Considering these projected revenues and reduced expenditures, the Company believes that cash flow from its operations, cash on hand, remaining availability under its credit facility and payments anticipated under the tax sharing agreement will be sufficient to meet its liquidity needs through at least June 2004. However, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an unexpected increase in competition or other adverse operating conditions will impact the Company’s ability to achieve its projected operating results. If the projected operating results are not achieved, the Company may need to obtain additional funding. In any event, in order to provide more liquidity, Crown Media Holdings may consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, including HC Crown.

Bank Credit Facility; HC Crown Line of Credit and Senior Unsecured Note

     Our bank credit facility, the HC Crown line of credit and our 10.25% senior unsecured discount note sold to HC Crown are described in Item 7 of Management’s Discussion and Analysis of Historical Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2002, and earlier in this Report. As a result of these agreements, we are subject to a number of affirmative and negative covenants. The covenants in our bank credit facility were revised at the time of the sale of our senior unsecured note in August 2003. A summary of certain of those covenants as revised is stated below.

     The bank credit facility contains a number of affirmative and negative covenants. Negative covenants include: Limitations on indebtedness, liens, investments, “Restricted Payments,” capital expenditures, changes in our business activities, and other matters; not amending the promissory note with HC Crown, the related letter of credit issued for our benefit, the $400.0 million senior unsecured note of August 2003 sold to HC Crown, or certain of our other material agreements; a requirement that EBITDA not be less than specified amounts for each quarter through December 31, 2003 and specified amounts for any consecutive rolling four-quarter period starting with the fiscal quarter ending March 31, 2004, maintaining net worth, as defined, of not less than specified base amounts plus income and 50% of equity investments after December 17, 2001, which includes a base amount of $250.0 million at December 31, 2003 decreasing to a base amount of $150.0 million as of the end of each quarter in 2004 and $100.0 million as of the end of each quarter in 2005; not permitting the Leverage Ratio (that is, the ratio of aggregate principal amount of indebtedness at the date of determination excluding any preferred stock and non-interest bearing obligations to EBITDA for the 12-month period ending on the date of determination) to exceed maximum leverage ratios from December 31, 2004 through June 30, 2006; and not permitting the Interest Coverage Ratio (the ratio of EBITDA to interest expense) at any time during the twelve-month periods ending at the end of each calendar quarter commencing December 31, 2004 to be less than specified ratios. Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity, any cash payment with respect to the $400.0 million senior unsecured note of August 2003 sold to HC Crown, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the HC Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards, Hallmark Entertainment or any of their affiliates. The bank credit agreement permits Crown Media Holdings to use net cash proceeds from the issuance of debt or equity to be used for certain Restricted Payments. The bank credit agreement also permits, among other things, payments by Crown Media Holdings to Hallmark Entertainment Distribution under program license agreements and to Hallmark Entertainment, Hallmark Cards or their affiliates under the terms of service agreements up to certain dollar amounts.

     The Note Purchase Agreement for the 10.25% senior unsecured discount notes issued to HC Crown contains certain covenants which restrict on the part of Crown Media Holdings and its subsidiaries, among other matters, the incurrence of any additional indebtedness, the repurchase or other acquisition of Crown Media Holdings stock, investments in other parties and the incurrence of liens.

Tax Sharing Agreement

     For further information regarding the tax sharing agreement, please see “Tax Sharing Agreement” in Note 7 to the Condensed Notes to Consolidated Financial Statements in this Report.

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

     Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of June 30, 2003, we had an accumulated deficit of approximately $889.4 million, goodwill of approximately $314.0 million, and film assets of $775.3 million.

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

     We have a substantial amount of indebtedness. As of August 5, 2003, our total debt was $763.0 million. This amount included our $400.0 million senior unsecured note, our $253.0 million credit facility, our $75.0 million line of credit with HC Crown, our $10.0 million of capital lease obligations and our $25.0 million of redeemable preferred minority interest. In addition, subject to the restrictions under our various debt agreements, we may incur additional indebtedness from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes.

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

Our interest expense may impact our future operations.

     High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of interest income and has included amortization of debt issuance costs and interest expense on borrowings under our demand notes, credit facility and private placement, increased $1.8 million to $7.5 million for the three months ended June 30, 2003, from $5.7 for the three months ended June 30, 2002, and increased $3.1 million to $14.9 million for the six months ended June 30, 2003, from $11.8 for the six months ended June 30, 2002. Our interest expense will increase as a result of the issuance of the $400.0 million senior secured note on August 5, 2003, and in accordance with the new accounting treatment of our preferred securities under SFAS No. 150 for the period July 1, 2003, through August 5, 2003. This note accretes at 10.25% per annum to August 5, 2007, and from that date interest at 10.25% per annum on the note will be payable semi-annually until maturity in 2011. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes. In addition, we may need to incur additional indebtedness in the future. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

Our liquidity is dependent on external funds.

     We believe based on projected revenue and expenditures that our tax sharing agreement, any amounts available under our bank credit facility, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through at least June 30, 2004. However, because we currently operate at a loss and have a negative cash flow, any unanticipated significant expense or any development that hampers our growth in revenue or decreases any of our revenue, may result in the need for additional external funds in order to continue operations. We have no arrangements for any external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders and HC Crown.

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

     In the first quarter of 2003, we moved the majority of our operations concerning the distribution of the Hallmark Channel in Mexico, Central and South America to a local distribution partner in Argentina, Pramer. One purpose of the action is to substantially reduce our expenses for operations in this region. If Pramer is unable to adequately perform the functions of selling our Channel to local operators, to gain sufficient advertising sales and to appropriately market the Channel, we may not improve our performance in the region. In addition, Pramer performs the local origination and playback services for our feeds to Latin America. All but one of these the feeds are sent by Pramer back to Denver for uplink and distribution to affiliates over our satellite capacity on the PAS-9 satellite. Any significant interruption of Pramer’s services, which affects the Latin American feeds of our Channel, could have an adverse effect on the results of our business in the region.

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

     As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have generated a significant amount of goodwill. We have amortized the goodwill from these acquisitions on a straight-line basis over 20 years and 10 years, respectively. The amount of goodwill that we amortized was treated as a charge against earnings under accounting principles generally accepted in the United States. In accordance with recent accounting pronouncements, we ceased as of January 1, 2002, the amortization of this acquired goodwill, and we are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders’ equity or profitability could be materially adversely affected.

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

     The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our Class A common stock to decline, including:

•	our operating results failing to meet the expectations of investors in any quarter;

•	material announcements by us or our competitors;

•	governmental regulatory action;

•	technological innovations by competitors or competing technologies;

•	investor perceptions of our industry or prospects, or those of our customers; and

•	changes in general market conditions or economic trends.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2003, the decline of the fair value of the fixed income portfolio would not be material.

     As of June 30, 2003, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $8.6 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

     The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At June 30, 2003, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three and six months ended June 30, 2003, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

     We have not used derivative financial instruments for speculative purposes. As of June 30, 2003, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

     As of June 30, 2003, we estimated the fair value of borrowings under our bank credit facility, excluding accrued interest, to be approximately $320.0 million and the fair value of borrowings under our line of credit with HC Crown, excluding interest, to be approximately $75.0 million. Because the interest rates on these facilities are variable and are reset periodically, the fair value of our debt is not significantly affected by fluctuations in interest rates. A hypothetical 10% increase or decrease in assumed interest rates would decrease or increase the fair value of our debt by approximately $1.6 million, assuming that the balance of and the interest rates on our debt were fixed as of June 30, 2003. To the extent interest rates increase, our costs of financing will also increase because of variable rates applicable to our outstanding debt. A hypothetical increase in assumed interest rates of 10% would have resulted in additional interest expense of $408,000 and $817,000 during the three and six months ended June 30, 2003.

     Our senior unsecured note of August 2003 in the original amount of $400.0 million accretes until August 5, 2007, at the fixed rate of 10.25% per annum and accrues interest thereafter at the fixed rate of 10.25% per annum.

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

     Our material interest bearing assets consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing assets was $8.3 million, or less than 1% of total assets, as of June 30, 2003. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, our bank credit facility, and our line of credit with HC Crown. The balance of those liabilities was $457.5 million, or 55% of total liabilities, as of June 30, 2003. Net interest expense for the three and six months ended June 30, 2003, was $7.5 million and $14.9 million, or 17%, of our total revenue, respectively. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest bearing assets.

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

     The Company’s management with the participation of the Company’s principal executive and financial officers, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based upon this evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities and Exchange Act of 1934.

Changes in internal controls.

     There were not any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On August 5, 2003, Crown Media Holdings sold its $400.0 million 10.25% senior unsecured discount note to HC Crown. For information regarding this note and changes made at the time of the sale of this note to our bank credit facility, please see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings “Effects of Transactions With Related and Certain Other Parties — Senior Unsecured Notes” and “Bank Credit Facility; HC Crown Line of Credit and Senior Unsecured Notes,” which descriptions are incorporated herein by reference.

     The senior unsecured note was sold pursuant to an exemption from a registration available for non-public offerings. HC Crown is a subsidiary of Hallmark Cards, which owns a substantial interest in Crown Media Holdings.

     In May 2003, we issued restricted stock units as described in Note 2 to the Condensed Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Report under the heading “Employee Incentives and Retention.” The restricted stock units were exchanged for stock options and were issued pursuant to an exemption available under Section 3(a)(9) for an exchange with existing security holders.

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2002 annual meeting of stockholders was held on June 12, 2003. The following proposal was voted upon at the meeting, with the following number of votes cast for, against or withheld:

     Proposal One – Elect 14 directors to our Board of Directors.

			Abstentions
		Votes	and Broker
Name	Votes For	Withheld	Non-Votes

Robert A. Halmi, Jr.	379,021,565	1,135,784	-0-
David J. Evans	379,021,601	1,135,748	-0-
Wilford V. Bane, Jr.	379,742,314	415,035	-0-
Arnold L. Chavkin	379,322,129	835,220	-0-
Robert J. Druten	378,868,174	1,289,175	-0-
Donald J. Hall, Jr.	379,021,681	1,135,668	-0-
Irvine O. Hockaday, Jr.	379,489,218	668,131	-0-
David B. Koff	379,488,620	668,729	-0-
Peter A. Lund	379,784,714	372,635	-0-
John P. Mascotte	379,635,682	521,667	-0-
Judith C. Whittaker	379,080,992	1,076,357	-0-
David E. Hall	379,021,681	1,135,668	-0-
Deanne R. Stedem	379,035,263	1,122,086	-0-
Anil Jagtiani	379,637,216	520,133	-0-

     All 14 persons listed above were existing directors and were re-elected as our directors at that meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).

10.1	Note Purchase Agreement, dated August 5, 2003 between Crown Media Holdings, Inc. and HC Crown Corp. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.2	10.25% senior unsecured discount note dated August 5, 2003 issued by Crown Media Holdings, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.3	Amendment No. 6, dated August 5, 2003 to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, as amended, among Crown Media Holdings, Inc., Guarantors, Lenders and JP Morgan Chase Bank as Administrative Agent and Issuing Bank for the Lenders (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.4	Amendment No. 1 dated as of August 5, 2003 to the Federal Income Tax Sharing Agreement between Hallmark Cards Incorporated and Crown Media Holdings, Inc.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003, we filed the following Form 8-K report:

•	Report filed on May 6, 2003, regarding Item 12.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ DAVID J. EVANS David J. Evans	Director and Principal Executive Officer	August 14, 2003

By:	/s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial and Accounting Officer	August 14, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on June 7, 2001 (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).

10.1	Note Purchase Agreement, dated August 5, 2003 between Crown Media Holdings, Inc. and HC Crown Corp. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.2	10.25% senior unsecured discount note dated August 5, 2003 issued by Crown Media Holdings, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.3	Amendment No. 6, dated August 5, 2003 to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, as amended, among Crown Media Holdings, Inc., Guarantors, Lenders and JP Morgan Chase Bank as Administrative Agent and Issuing Bank for the Lenders (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.4	Amendment No. 1 dated as of August 5, 2003 to the Federal Income Tax Sharing Agreement between Hallmark Cards Incorporated and Crown Media Holdings, Inc.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.