Form 10-Q
period 2003-10-30
CROWN MEDIA HOLDINGS INC
filed 2003-11-10
CIK 1103837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

As of November 4, 2003, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,863,037, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

        The discussion set forth in this Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings, Inc.'s ("Crown Media Holdings" or the "Company") management, as of the date of this Form 10-Q including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as "expects," "anticipates," "believes," or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings' actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed in this Form 10-Q under the heading "Risk Factors." Crown Media Holdings will not update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

        In this Form 10-Q the terms "Crown Media Holdings," "we," "us" and "our" refer to Crown Media Holdings, and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate our businesses, Crown Media International, LLC ("Crown Media International"), Crown Media United States, LLC ("Crown Media United States"), Crown Media Distribution, LLC ("Crown Media Distribution"), Crown Entertainment Limited ("Crown Entertainment"), Crown Media Trust ("Crown Media Trust"), and H&H Programming—Asia, L.L.C. ("H&H Programming—Asia"). The term "common stock" refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

        The names Hallmark, Hallmark Entertainment and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31, 2002	As of September 30, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$335	$3,123
Accounts receivable, less allowance for doubtful accounts of $7,516 and $8,861, respectively	41,629	48,611
Receivable from affiliate	—	7,977
Program license fees—affiliates, net of accumulated amortization	12,632	23,510
Program license fees—non-affiliates, net of accumulated amortization	46,557	71,045
Subtitling and dubbing, net of accumulated amortization	3,265	2,660
Prepaids and other assets	12,837	10,894

Total current assets	117,255	167,820
Restricted cash	340	340
Program license fees—affiliates, net of current portion	37,318	32,434
Program license fees—non-affiliates, net of current portion	51,470	121,168
Subtitling and dubbing, net of current portion	1,051	1,324
Film assets, net of accumulated amortization	786,826	764,313
Subscriber acquisition fees, net of accumulated amortization	140,265	118,328
Property and equipment, net of accumulated depreciation	35,612	30,275
Goodwill	314,033	314,033
Debt issuance costs, net of accumulated amortization	6,309	6,882
Prepaids and other assets, net of current portion	1,783	1,310

Total assets	$1,492,262	$1,558,227

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$47,425	$38,485
Subscriber acquisition fees payable	45,930	14,798
License fees payable to affiliates	8,104	33,972
License fees payable to non-affiliates	50,652	77,659
Payables to affiliates	6,680	7,445
Interest payable to HC Crown	10	1,858
Credit facility and other interest payable	871	441
Capital lease obligation	1,433	1,526
Deferred film asset license fees	599	2,659

Total current liabilities	161,704	178,843
Accrued liabilities, net of current portion	31,385	23,434
Subscriber acquisition fees payable, net of current portion	2,624	1,500
License fees payable to affiliates, net of current portion	60,229	60,229
License fees payable to non-affiliates, net of current portion	39,206	100,844
Demand note payable to HC Crown	5,000	75,000
Payable to Hallmark Entertainment Holdings, Inc.	52,052	52,052
Payable to Hallmark Entertainment, Inc.	47,948	47,948
Senior unsecured note to HC Crown, including accretion	—	406,833
Credit facility	320,000	263,750
Capital lease obligation, net of current portion	9,290	8,133
Redeemable preferred interest, including accretion	—	8,536
Convertible debt	47,916	—
Derivative liability	762	—

Total liabilities	778,116	1,227,102
COMMITMENTS AND CONTINGENCIES
GUARANTEED PREFERRED BENEFICIAL INTEREST IN CROWN MEDIA TRUST'S DEBENTURES	221,551	—
REDEEMABLE PREFERRED INTEREST	25,000	—
STOCKHOLDERS' EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 73,794,606 and 73,863,037 shares issued and outstanding; as of December 31, 2002 and September 30, 2003	738	739
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2002 and September 30, 2003	307	307
Paid-in capital	1,259,242	1,291,480
Accumulated other comprehensive income	647	742
Accumulated deficit	(793,339)	(962,143)

Total stockholders' equity	467,595	331,125

Total liabilities and stockholders' equity	$1,492,262	$1,558,227

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)
Revenue:
Subscriber fees	$16,916	$17,543	$51,784	$51,433
Advertising	16,649	20,468	47,362	65,798
Advertising by Hallmark Cards	1,511	347	4,221	1,047
Film asset license fees	5,034	12,606	15,485	20,010
Other revenue	23	22	57	79

Total revenue	40,133	50,986	118,909	138,367
Cost of Services:
Programming costs:
Affiliates	9,881	10,010	29,643	28,734
Non-affiliates	13,469	19,717	39,693	48,510
Amortization of film assets	7,042	11,371	19,757	24,957
Subscriber acquisition fee amortization expense	5,280	6,468	14,792	19,074
Depreciation and amortization of technical facilities	1,185	1,185	3,557	3,556
Operating costs	13,564	11,736	43,094	33,819

Total cost of services	50,421	60,487	150,536	158,650
Selling, general and administrative expense	14,035	17,743	43,016	44,193
Marketing expense	8,657	3,474	29,020	17,645
Depreciation and amortization expense	2,523	2,548	7,164	7,619

Loss from operations	(35,503)	(33,266)	(110,827)	(89,740)
Loss on early extinguishment of debt	—	(39,812)	—	(39,812)
Guaranteed preferred beneficial interest accretion	(2,987)	—	(14,765)	(23,218)
Interest expense and other, net	(4,547)	(15,374)	(16,310)	(30,230)

Loss before income taxes	(43,037)	(88,452)	(141,902)	(183,000)
Income tax provision	(470)	(593)	(1,662)	(2,132)

Loss before cumulative effect of a change in accounting principle	(43,507)	(89,045)	(143,564)	(185,132)
Cumulative effect of change in accounting principle	—	16,328	—	16,328

Net loss	$(43,507)	$(72,717)	$(143,564)	$(168,804)

Other comprehensive income (loss):
Gain (loss) on fair value of derivative asset	(659)	—	204	—
Foreign currency translation adjustment	614	(315)	928	95

Comprehensive loss	$(43,552)	$(73,032)	$(142,432)	$(168,709)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,341	104,473	104,231	104,468

Net loss per share, basic and diluted	$(0.42)	$(0.70)	$(1.38)	$(1.62)

The accompanying notes are an integral part of these
consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2002	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(143,564)	$(168,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,732	137,864
Accretion on guaranteed preferred beneficial interest	26,458	22,018
(Gain) loss on change in fair value of derivative liability	(11,693)	1,200
Accretion on convertible debt	6,594	9,468
Accretion on preferred minority interest	—	537
Provision for allowance for doubtful accounts	2,958	2,546
Gain on change in accounting principle	—	(16,328)
Loss on extinguishment of debt	—	39,812
Loss on derivative asset	458	—
Loss (gain) on sale of property and equipment	13	(31)
Stock-based and restricted stock compensation	16	3,367
Changes in operating assets and liabilities:
Increase in accounts receivable	(18,995)	(9,536)
Additions to program license fees	(119,426)	(177,829)
Additions to subtitling and dubbing	(4,184)	(2,409)
Additions to subscriber acquisition fees	(8,503)	(2,031)
Increase in prepaids and other assets	(3,825)	(4,302)
Increase in accounts payable and accrued liabilities	25,827	69,356
(Decrease) increase in interest payable	(2,597)	4,265
Decrease in subscriber acquisition fees payable	(15,720)	(32,255)
Increase in license fees payable to affiliates	25,190	23,183
Increase (decrease) in payables to affiliates	923	(6,779)
Increase in deferred film asset license fees	217	2,059

Net cash used in operating activities	(119,121)	(104,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,524)	(3,135)
Proceeds from disposition of property and equipment	97	62

Net cash used in investing activities	(1,427)	(3,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	1,629	—
Proceeds from tax sharing agreement with Hallmark Cards	—	31,950
Borrowings under the HC Crown demand note payable	—	70,000
Borrowings under the HC Crown senior unsecured note	—	400,000
Borrowings under the credit facility	119,000	11,000
Payments on the credit facility	(110,589)	(67,250)
Repurchase of trust preferred securities	—	(326,674)
Decrease in cash in escrow	111,625	—
Distribution to holders of guaranteed preferred beneficial interest	(11,027)	(7,406)
Principal payments under capital lease obligation	(978)	(1,064)

Net cash provided by financing activities	109,660	110,556
Effect of exchange rate changes on cash	331	(66)

Net (decrease) increase in cash and cash equivalents	(10,557)	2,788
Cash and cash equivalents, beginning of period	13,859	335

Cash and cash equivalents, end of period	$3,302	$3,123

Supplemental disclosure of cash and non-cash activities:
Interest paid	$9,336	$11,050
Interest paid on preferred securities	$13,316	$8,944
Payment of HC Crown demand note payable commitment fee in stock	$—	$281
Income taxes paid	$1,662	$2,132

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2002 and 2003

1. Business and Organization

Organization

        Crown Media Holdings, Inc. ("Crown Media Holdings" or the "Company"), which was incorporated in the state of Delaware in December 1999, through its subsidiaries, owns and operates pay television channels (the "Hallmark Channel") dedicated to high quality, entertainment programming for adults and families in the United States and in various countries throughout the world. The international operations of the Hallmark Channel are operated by Crown Media International, LLC ("Crown Media International") and, in the United Kingdom, by Crown Entertainment Limited ("Crown Entertainment"). Crown Media International commenced its operations outside the United States in 1995. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States LLC ("Crown Media United States"). Crown Media International acquired an interest in Crown Media United States in 1998 and as a result of several transactions, Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001. Significant investors in Crown Media Holdings include: Hallmark Entertainment Holdings, Inc., a subsidiary of Hallmark Cards, Incorporated ("Hallmark Cards"); Liberty Media Corporation ("Liberty Media") and J.P. Morgan Partners (BHCA), LP ("J.P. Morgan"), each through their investments in Hallmark Entertainment Investments Co. ("Hallmark Entertainment Investments"); VISN Management Corporation ("VISN"), a for-profit subsidiary of the National Interfaith Cable Coalition ("NICC"); and Hughes Electronics Corporation.

Liquidity

  Cash Flows

        As of September 30, 2003, the Company believes that cash flow from its operations, cash on hand, remaining availability under its bank credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to meet its liquidity needs for at least the next twelve months. At September 30, 2003, the Company had $56.3 million available under its bank credit facility. The Company received $49.4 million under the tax sharing agreement during 2003 and expects that 2004 payments will be approximately $35.0 million to $45.0 million. The Company also believes that since the tax sharing agreement is with the Company's largest shareholder, there is potential that future tax sharing payments could become available to the Company at an earlier date.

        In connection with the Company's growth strategy, the Company expects to continue making investments in programming and distribution during 2004. Programming and distribution expenditures for 2004 are expected to be in the range of $100.0 million to $150.0 million. Through September 30, 2003 the Company has expended $95.7 million for programming and distribution. If necessary, the Company may reduce some of this anticipated spending in 2004. The Company's principal uses of funds during the remainder of 2003 are expected to be the payment of operating expenses, payments for licensing of programming and subscriber acquisition fees, and interest payments under its bank credit facility with a syndicate of banks, led by JP Morgan Chase Bank ("bank credit facility").

        The Company projects that advertising revenue and film asset license fees will increase in 2004, and that certain operating expenses will continue to decrease as a result of the reorganization begun in the fourth quarter of 2002. However, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company's distribution agreements, an economic decline in the advertising market, an increase in competition or other adverse operating conditions will impact the Company's ability to achieve its projected operating results. If the projected operating results are not achieved, the Company may need to obtain additional funding. In any event, in order to provide more liquidity, Crown Media Holdings may consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, including HC Crown Corp., a subsidiary of Hallmark Cards ("HC Crown").

  Senior Unsecured Note to HC Crown

        On August 5, 2003, Crown Media Holdings repurchased all of the preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of cash distributions on the trust preferred securities during the quarter. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured note issued to HC Crown. After the payment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the senior unsecured note, amounting to approximately $67.3 million, to pay principal, interest, and prepayment penalties on its bank revolving credit loans. Since interest is not payable in cash on the HC Crown senior unsecured note until August 5, 2007, the Company will avoid approximately $72.0 million in cash interest payments over the next 4 years due to this repurchase and refinancing.

  Credit Facilities

        Through September 30, 2003, Crown Media Holdings had borrowed $75.0 million under the line of credit in that amount with HC Crown. Because of the partial repayment on the bank credit facility on August 5, 2003, the Company has available funds under the bank credit facility of approximately $56.3 million at September 30, 2003. The Company also paid down an additional $9.0 million on the bank credit facility in October 2003 using proceeds from the tax sharing agreement.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Crown Media Holdings and those of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Crown Media Holdings considers all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents. The fair value of Crown Media Holdings' cash equivalents approximates cost at each balance sheet date.

Restricted Cash

        Restricted cash includes amounts deposited to secure letters of credit in accordance with certain lease agreements.

Subscriber Acquisition Fees

        Crown Media United States has distribution agreements with every major cable distributor in the United States based on the number of subscribers. These distributors carry the Hallmark Channel on some of their cable, satellite, terrestrial television, or satellite master antenna television systems. Under certain of these agreements, Crown Media United States is obligated to pay subscriber acquisition fees if defined subscriber levels are met, in order to obtain carriage of the Hallmark Channel by those distributors.

        Subscriber acquisition fees are amortized over the life of the distribution agreements as a reduction of subscriber fees revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically. It also assesses the recoverability when events, changes in distributor relationships occur or other indicators suggest impairment.

        Subscriber acquisition fees are comprised of the following:

	As of December 31, 2002	As of September 30, 2003
	(In thousands)
Subscriber acquisition fees, at cost	$186,085	$188,116
Accumulated amortization	(45,820)	(69,788)

Subscriber acquisition fees, net	$140,265	$118,328

        As of December 31, 2002 and September 30, 2003, the consolidated balance sheets also reflected subscriber acquisition fees payable of $48.6 million and $16.3 million, respectively. For the three months ended September 30, 2002 and 2003, Crown Media United States made cash payments of $3.8 million and $10.1 million, respectively, reducing subscriber acquisition fees payable. For the nine months ended September 30, 2002 and 2003, Crown Media United States made cash payments of $24.2 million and $34.3 million, respectively, reducing subscriber acquisition fees payable.

        Under agreements with pay television distributors, the Company may be required to pay substantial marketing support payments, if subscribers exceed proscribed benchmarks, as defined in the respective agreements.

Program License Fees

        Program license fees are payable in connection with the acquisition of the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 63, Financial Reporting by Broadcasters, program rights are generally deferred and then amortized on a straight-line basis over their license periods (the "airing windows") or anticipated usage. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs compared to the estimated future revenues associated with the programming and related expenses. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss.

Subtitling and Dubbing

        Subtitling and dubbing costs represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program's airing window (in the case of programming licensed from unaffiliated third-parties) or the program's estimated life (in the case of programming from the Company's film assets and, until 2003, Hallmark Entertainment Distribution). Beginning in 2003, subtitling and dubbing costs related to programming licensed from Hallmark Entertainment Distribution are being amortized over a maximum period of 3 years. Amortization expense for subtitling and dubbing costs was $1.2 million and $980,000 for the three months ended September 30, 2002 and 2003, respectively. Amortization expense for subtitling and dubbing costs was $3.6 million and $3.3 million for the nine months ended September 30, 2002 and 2003, respectively.

	As of December 31, 2002	As of September 30, 2003
	(In thousands)
Subtitling and dubbing assets, at cost	$8,343	$7,380
Accumulated amortization	(4,027)	(3,396)

Subtitling and dubbing assets, net	$4,316	$3,984

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

Accounting for Trust Preferred Securities

        In December 2001, Crown Media Holdings formed a special-purpose entity, Crown Media Trust. Crown Media Trust issued trust preferred securities in Crown Media Trust's name to investors in a private placement and loaned the proceeds to Crown Media Holdings. This loan was designed so that interest and principal payments matched the dividend and any redemption requirements on the trust preferred securities issued by Crown Media Trust. Interest received by Crown Media Trust from Crown Media Holdings funded distributions to the holders of the preferred securities.

        Crown Media Holdings owned 100% of the common equity in Crown Media Trust. The trust preferred securities included terms that allowed the holder to earn a return above the stated dividend rate on the securities under certain conditions. Based on fair value calculations using discounted cash flows and Black-Scholes models, a portion of the proceeds from the preferred securities was allocated and classified in Crown Media Holdings' balance sheet as guaranteed preferred beneficial interest in Crown Media Trust's debentures and a portion was classified as convertible debt. Issuance costs related to the guaranteed preferred beneficial interest portion were netted against the guaranteed preferred beneficial interest and accreted as additional expense in earnings. Issuance costs related to the convertible debt portion were recorded as a deferred debt issuance costs asset and were amortized as additional interest expense, using the effective interest method.

        On December 17, 2001, Crown Media Holdings completed the $265.0 million private placement of the trust preferred securities to a group of institutional investors. Under the terms of the private placement, Crown Media Holdings issued units to the investors, each unit consisted of one preferred security of Crown Media Trust, and one contingent appreciation certificate, issued by Crown Media Holdings. The financing was recorded at $265.0 million and required the allocation of fair value to the various components based on the terms of the private placement agreement. Crown Media Holdings calculated the guaranteed preferred beneficial interest portion of the trust preferred securities using an internal rate of return analysis (cumulative present value of expected future cash flows) on the trust preferred securities.

        Crown Media Holdings calculated the initial value of the contingent appreciation certificate portion of the trust preferred securities by using Black-Scholes models and by using a combination of put and call options that would provide the same future payout as the convertible debt portion. The resulting net derivative liability is revalued to fair value each reporting period end and the change in fair value is included as a component of guaranteed preferred beneficial interest expense in the accompanying statements of operations.

        On July 1, 2003, Crown Media Holdings adopted Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which required the revaluation of the trust preferred securities, and included the portions classified as guaranteed preferred beneficial interest in Crown Media Trust's debentures and as convertible debt. Such fair value adjustment was $672,000 and has been recorded as a cumulative effect of change in accounting principal in the accompanying consolidated statements of operations. On August 5, 2003, Crown Media Holdings repurchased the trust preferred securities with the proceeds from the HC Crown senior unsecured note.

        The following table summarizes the transaction as of June 30, 2003, and August 5, 2003, and the adjustments related to the adoption of SFAS No. 150.

(In thousands)
Convertible debt at June 30, 2003	$50,816
Guaranteed preferred beneficial interest in Crown Media Trust's debentures	236,162
Reclassification of allocable offering costs	8,064

Net carrying value of trust preferred securities at June 30, 2003	295,042
Plus: SFAS No. 150 fair value adjustment	672
Plus: Accretion of minimum return	2,920

Carrying value of trust preferred securities at August 5, 2003	298,634
Elimination of related debt issuance costs capitalized	(9,664)
Transaction expenses	(1,635)
Gain on settlement of net derivative liability	1,962
Less: Cash paid to trust preferred securities investors, including premium for early extinguishment of $30,475,000	(329,109)

Loss on early extinguishment of trust preferred securities	$(39,812)

Revenue Recognition

        Subscriber fees from pay television distributors are recognized as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs in accordance with Emerging Issues Task Force ("EITF") No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). Subscriber acquisition fee expense is recorded to the extent that the amortization of subscriber acquisition costs exceed the related revenue earned from the pay television distributor.

        Advertising revenues are recognized as earned in the period in which the advertising is telecast. If uncertainty as to the collectibility of this revenue exists, the revenue is recognized on a cash basis. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

        Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon amounts paid in cash for similar advertisements from buyers unrelated to the other party in the barter transaction. When the revenue from advertising barter transactions does not meet the requirements of EITF No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. For the three months ended September 30, 2002, revenue from advertising barter transactions of $545,000 and the corresponding barter expenses were included in marketing expenses in the accompanying consolidated statements of operations. No barter revenue or related expenses were recorded for the three months ended September 30, 2003. For the nine months ended September 30, 2002 and 2003, revenue from advertising barter transactions of $865,000 and $94,000, respectively, and the corresponding barter expenses were included in marketing expenses in the accompanying consolidated statements of operations.

        Revenue from film asset licensing agreements is recognized when an agreement is executed, the film is available for exhibition by the licensee, the license fee is fixed or reasonably determinable, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Revenue from film asset licensing agreements containing multiple film titles is allocated among the various film titles based upon their relative fair values. Payments received from licensees prior to the availability of a film are recorded as deferred revenue.

        Revenues from foreign sources for the three months ended September 30, 2002 and 2003, represented 50% and 40% respectively, of total revenue. Revenues from foreign sources for the nine months ended September 30, 2002 and 2003, represented 49% and 44% respectively, of total revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Australia, Malaysia, Mexico, Norway, Poland, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, and the United Kingdom, during all periods presented.

Cost of Services

        Cost of services includes signal distribution expenses, depreciation of the Network Operations Center and amortization of the capital lease for uplink and transponder space, amortization of program license fees, subtitling and dubbing amortization and costs, subscriber acquisition amortization and costs, and amortization of film assets.

Film Assets

        The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 10 years, which amortizes such assets in the same ratio that current period actual revenue bears to estimated unrecognized ultimate revenues. The Company's projections regarding sales of certain rights related to its film assets to third parties and anticipated internal use of its film assets are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition. The Company also reviews the film assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying value of the individual film assets exceeds the fair value, the film assets are written-down to their fair values. On an annual basis, the Company is required by the covenants in its bank credit facility to have an outside expert perform a valuation of the film assets. These valuations supported the Company's determination that the estimated fair value of the film assets as of December 31, 2002, exceeded the carrying value. Amortization expense for the film library was $7.1 million and $11.4 million for the three months ended September 30, 2002 and

2003, respectively. Amortization expense for the film library was $19.8 million and $25.0 million for the nine months ended September 30, 2002 and 2003, respectively.

	As of December 31, 2002	As of September 30, 2003
	(In thousands)
Film assets	$816,172	$818,471
Accumulated amortization	(29,346)	(54,158)

Film assets, net of accumulated amortization	$786,826	$764,313

Asset Impairment

        Effective August 1, 2003, the Company ceased distributing the Hallmark Channel in Italy, and, as a result, recorded a charge of approximately $4.0 million. There were no long-term obligations involved in the operation of the Italy channel, and, therefore, the charge consisted entirely of asset impairments as follows:

(In thousands)
Film asset sub-licenses acquired from Crown Media Distribution	$3,042
Non-affiliate program license fees	412
Affiliate program license fees	296
Subtitling and dubbing assets	254

Total impairment charge	$4,004

Goodwill

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, which were adopted by Crown Media Holdings on January 1, 2002. Goodwill and intangible assets that are deemed to have indefinite useful lives are subject to an annual review for impairment. Since the adoption of SFAS No. 142, valuation experts evaluated the carrying value of the Company's goodwill for impairment on November 30, 2002, and the Company has selected November 30 as its annual goodwill impairment review date. The evaluation supports the Company's determination that the estimated fair value of goodwill is not less than its carrying value.

Taxes on Income

        The Company accounts for income taxes by using an asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Translation of Foreign Currency

        The balance sheets and statements of operations of certain Crown Media Holdings' foreign subsidiaries are measured using local currency as the functional currency. Revenues, expenses and cash flows of such subsidiaries are translated into United States dollars at the average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in determining net loss for the period.

Net Loss Per Share

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and restricted stock units. Approximately 1.7 million stock options for the three and nine months ended September 30, 2003, approximately 8.1 million stock options for the three and nine months ended September 30, 2002, and approximately 2.0 million restricted stock units for the three and nine months ended September 30, 2003, have been excluded from the calculations of earnings per share because their effect would have been antidilutive. Additionally, 10.1 million contingent appreciation certificates issued in conjunction with the private placement of the trust preferred securities have also been excluded from the calculations of earnings per share for the three and nine months ended September 30, 2002, as their effect would have been antidilutive.

Stock-Based Compensation, Employee Incentives and Retention

        The Company accounts for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. SFAS No. 148 requires certain additional disclosures related to stock-based compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.

        In April 2003, the Company's Board of Directors approved actions to provide additional incentives to and encourage retention of its employees. Crown Media Holdings' then outstanding stock options held by employees had exercise prices significantly above the current market value of its Class A common stock. The Company made an exchange offer in May 2003 to senior management and vice presidents, totaling 55 persons, to exchange their options for restricted stock units ("RSUs"). The exchange ratio was one RSU for every 2.5 options for shares of the Company's Class A common stock, resulting in a total of 5,126,732 options exchanged for 2,050,693 RSUs. Each RSU, upon vesting, represents the right to receive one share of Class A common stock or the value of the share in cash at the time of vesting. The RSUs vest over three years in one-third increments on the anniversary of the grant date each year. The Company's Board may determine at its discretion whether the payment is made in common stock or cash for each of the one-third increments. As a result of the exchange offer and the Board of Directors' decision to settle the first one-third increment in cash, Crown Media Holdings recorded compensation expense based on the fair value of the common stock required to settle the RSUs at each reporting period end during the vesting period of the RSUs. The Company recorded $3.1 million and $3.4 million of compensation expense for the three and nine months ended September 30, 2003, which has been included in selling, general and administrative expense in the accompanying consolidated statements of operations. Options for 279,254 shares of common stock that were not exchanged are subject to variable plan accounting in which compensation is remeasured at each reporting date until the options are exercised, expire unexercised or are forfeited. No compensation expense was recorded related to the unexchanged options for the three and nine months ended September 30, 2003, as the price of the Company's Class A common stock on September 30, 2003, was less than the strike price of the underlying unexchanged options.

        In addition, Crown Media Holdings' Board of Directors vested the stock options of all employees below the vice-president level who held options at the end of May 2003 and granted them a right to receive a future cash payment of $1.00 for each outstanding option held by the employee. The immediate vesting of the employees' stock options created a new measurement date which requires the Company to record stock compensation expense, if any, for the excess of the Company's stock price on the measurement date over the underlying stock options' strike price. Since the price of the Company's Class A common stock on the measurement date was less than the strike price of all of the stock options owned by the employees, no compensation expense was recorded. The June 2004 cash payment is contingent upon employment through that period and is based upon options for a total of 344,386 shares of Class A common stock. As a result, the Company is recording compensation expense from June 2003 through May 2004 as the compensation is earned. For the three and nine months ended September 30, 2003, $80,000 and $109,000 of compensation expense, respectively, was recorded related to this obligation.

        Had compensation costs for these plans been determined consistent with SFAS No. 123, Crown Media Holdings' net loss and loss per share would have been increased to the following pro forma amounts for the three and nine months ended September 30, 2002 and 2003:

Pro Forma Effects
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss	$(43,507)	$(72,717)	$(143,564)	$(168,804)
Pro forma stock options expense	(3,089)	(1,644)	(9,267)	(4,952)
Stock options expense included in net loss	4	—	16	6

Pro forma net loss	$(46,592)	$(74,361)	$(152,815)	$(173,750)

Weighted average shares	104,341	104,473	104,231	104,468

Pro forma net loss per share, basic and diluted	$(0.45)	$(0.71)	$(1.47)	$(1.66)

        For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for grants during the three and nine months ended September 30, 2002. No stock options were granted during the three and nine months ended September 30, 2003.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Risk-free interest rate	6.00%	6.00%
Volatility factor	35.21%	35.21%
Dividend yield	0%	0%
Expected terms of options	4 years	6 years

Derivative Financial Instruments

        The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting the cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is no longer designated as a hedging instrument. Changes in the fair value of the contingent appreciation certificates in the trust preferred securities are recognized immediately in earnings. See above in this Note 2 for a discussion of the derivative liability related to the private placement transaction.

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

Fair Value

        The carrying amounts of financial instruments, including accounts payable and receivable, are reasonable estimates of their fair values because of their short-term nature. The interest rates on the bank credit facility and the line of credit with HC Crown are variable and reset periodically, therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates. The carrying amounts of the senior unsecured note to HC Crown approximates fair value due to the proximity to the issuance date. The redeemable preferred interest was revalued as of July 1, 2003, upon adoption of SFAS No. 150.

Interim Financial Statements

        In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows, include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Crown Media Holdings, Inc. 2002 Annual Report on Form 10-K.

Reclassifications

        Certain reclassifications have been made to conform prior periods' data to the current presentation.

Recently Issued Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments issued before the effective date, transition will be achieved by reporting the cumulative effect of a change in an accounting principle for the initial remeasurement of the financial instruments at fair value. For mandatorily redeemable financial instruments, "dividends" and other amounts paid or accrued prior to reclassification of the instrument as a liability will not be reclassified as interest cost upon transition. Restatement of financial statements for earlier years presented is not permitted.

        In accordance with SFAS No. 150, Crown Media Holdings reclassified its guaranteed preferred interest in Crown Media Trust's debentures and its redeemable preferred interest as liabilities on July 1, 2003. The guaranteed preferred interest in Crown Media Trust's debentures and redeemable preferred interest were remeasured at fair value on July 1, 2003, resulting in a loss of $672,000 and a gain of $17.0 million, respectively. The net effect of these fair value adjustments has been reflected in the accompanying consolidated statements of operations as a cumulative effect of change in accounting principle. The fair value of the redeemable preferred interest is being accreted back to the carrying value of the instrument using the effective interest method. Accordingly, accretion calculated during both the three and nine months ended September 30, 2003, in the amount of $536,000 has been included in interest expense and other in the accompanying statements of operations.

3. Reorganization

        In October 2002, the Company began reorganizing its operations in order to concentrate its efforts on the Hallmark Channel in the U.S. and in its more successful international markets. The Company completed decentralizing many oversight and non-technical support functions formerly located in the Company's U.S.-based offices and transferred those responsibilities to regional staff. In Latin America, the Company entered into an agreement with a local distribution partner, Pramer S.C.A., who is now responsible for the day-to-day operations of the Hallmark Channel in this region. By April 2003, the Company's workforce was reduced by approximately 30% or 130 positions.

        The Company recorded a reorganization charge of $28.8 million during the fourth quarter of 2002. This charge was comprised of a charge of $5.5 million for severance costs and charges of $23.3 million related to exit costs for satellite, transponder and facility leases.

        The following table displays the activity and balances of the reorganization accrual account from October 7, 2002, to September 30, 2003, which have been included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

	Severance	Facilities	Satellite and Transponder	Total
	(In thousands)
Balance at October 7, 2002	$5,492	$1,651	$21,658	$28,801
Deductions due to payments	(2,097)	—	(545)	(2,642)

Balance at December 31, 2002	3,395	1,651	21,113	26,159
Additions due to accretion	—	61	211	272
Deductions due to payments	(3,146)	(5)	(1,243)	(4,394)

Balance at March 31, 2003	249	1,707	20,081	22,037
Additions due to accretion	—		148	148
Deductions due to payments	(236)	(55)	(1,217)	(1,508)

Balance at June 30, 2003	13	1,652	19,012	20,677
Additions due to accretion	—		172	172
Deductions due to payments	(9)	(63)	(1,231)	(1,303)

Balance at September 30, 2003	$4	$1,589	$17,953	$19,546

        Deductions reflect total cash payments of $9.8 million through September 30, 2003, representing termination benefits and payments on satellite and transponder contractual obligations. Additions reflect accretion through September 30, 2003, of $592,000 representing accretion on our satellite, transponder and facility lease obligations.

4. Program license fees

        Program license fees are comprised of the following:

	As of December 31, 2002	As of September 30, 2003
	(In thousands)
Program license fees—Hallmark Entertainment Distribution	$82,910	$97,213
Program license fees—NICC	—	7,041
Program license fees—other affiliates	8,341	8,342
Program license fees—non-affiliates	130,656	256,233
Prepaid program license fees	9,500	8,650

Program license fees, at cost	231,407	377,479
Accumulated amortization	(83,430)	(129,322)

Program license fees, net of accumulated amortization	$147,977	$248,157

        Programming costs for the three months ended September 30, 2002 and 2003, were $23.3 million and $29.7 million, respectively. Programming costs for the nine months ended September 30, 2002 and 2003, were $69.3 million and $77.2 million, respectively. Amortization of program license fees, included as a component of programming cost, was $23.0 million and $29.3 million for the three months ended September 30, 2002 and 2003, respectively. Amortization of program license fees, included as a component of programming cost, was $68.3 million and $75.6 million for the nine months ended September 30, 2002 and 2003, respectively.

        License fees payable are comprised of the following:

	As of December 31, 2002	As of September 30, 2003
	(In thousands)
License fees payable—Hallmark Entertainment Distribution	$68,243	$92,556
License fees payable—NICC	—	1,645
License fees payable—other affiliates	90	—
License fees payable—non-affiliates	89,858	178,503

Total license fees payable	158,191	272,704
Less current maturies	(58,756)	(111,631)

License fees payable, net of current portion	$99,435	$161,073

        SFAS No. 63 also requires an entity providing licensed programming to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both assets and liabilities of $219.5 million and $180.8 million as of December 31, 2002, and September 30, 2003, respectively, related to committed program license fees payable to Hallmark Entertainment Distribution and other third parties with airing windows to begin subsequent to period-end.

5. Property and Equipment

        Property and equipment are comprised of the following:

	As of December 31, 2002	As of September 30, 2003	Depreciable Lives (In years)
	(In thousands)
Technical equipment and computers	$38,584	$40,327	3-5
Leased asset	13,252	13,252	8
Furniture, fixtures and equipment	2,162	2,166	5
Leasehold improvements	8,215	10,843	3-7
Construction-in-progress	1,520	238

Property and equipment, at cost	63,733	66,826
Accumulated depreciation and amortization	(28,121)	(36,551)

Property and equipment, net of accumulated depreciation	$35,612	$30,275

        Depreciation and amortization expense related to property and equipment totaled $3.3 million and $2.8 million for the three months ended September 30, 2002 and 2003, respectively. Depreciation and amortization expense related to property and equipment totaled $9.0 million and $8.5 million for the nine months ended September 30, 2002 and 2003, respectively. Software and other intangible assets have been included in prepaids and other in the accompanying consolidated balance sheets. Amortization expense related to software and other intangibles was $1.1 million and $1.3 million for the three months ended September 30, 2002 and 2003, respectively. Amortization expense related to software and other intangibles was $1.7 million and $2.7 million for the nine months ended September 30, 2002 and 2003, respectively.

6. Credit Facility

        In connection with the completion of the purchase of the film assets, Crown Media Holdings entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to Crown Media Holdings, a five-year $320.0 million secured credit facility. The bank credit facility includes a term loan of $100.0 million and a revolving line of credit of $220.0 million, up to $20.0 million of which can be letters of credit issued at the request of Crown Media Holdings. At September 30, 2003, Crown Media Holdings had outstanding borrowings of $263.8 million under the credit facility. The entire balance is due in 2006 and, therefore, is classified as a long-term liability in the accompanying consolidated balance sheets. This loan is guaranteed by Crown Media Holdings' subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

        Each loan (which includes the term loans and any revolving credit loans) bears interest at a Eurodollar rate or an alternate base rate as Crown Media Holdings may request in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for one, two, three, six or twelve months as elected by the Company. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the federal funds effective rate.

        Amounts under the revolver have accrued interest at rates from 4.73% to 5.14% and amounts under the term loan have accrued interest at rates from 4.78% to 5.11% for the nine months ended September 30, 2002. Interest expense for the three and nine months ended September 30, 2002, was $3.2 million and $8.3 million, respectively. Amounts under the revolver have accrued interest at rates from 4.06% to 4.31% and amounts under the term loan have accrued interest at rates from 4.06% to 4.13% for the nine months ended September 30, 2003. Interest expense for the three and nine months ended September 30, 2003, was $2.9 million and $9.9 million, respectively. At December 31, 2002, and September 30, 2003, accrued interest of $596,000 and $154,000, respectively, is reflected in the current portion of the credit facility in the accompanying consolidated balance sheets.

7. Related Party Transactions

Senior Unsecured Note

        On August 5, 2003, Crown Media Holdings repurchased all of the outstanding trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the

Company. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of cash distributions on the trust preferred securities accrued through August 5, 2003, and a call premium of approximately $30.5 million. Funds for this repurchase were obtained from the proceeds from the issuance of a senior unsecured note issued to HC Crown. After repayment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the note, approximately $67.3 million, to pay principal, interest and prepayment penalties on its bank revolving credit loans.

        The senior unsecured note to HC Crown does not require cash interest payments for four years. Instead, the principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million on August 5, 2007. From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the senior unsecured note to HC Crown. The note matures on August 5, 2011, and is callable by Crown Media Holdings at any time after August 5, 2004, without penalty. At September 30, 2003, $400.0 million of principal and $6.8 million of accreted interest were included in the senior unsecured note in the accompanying consolidated balance sheet.

        Simultaneously with the issuance of the senior unsecured note to HC Crown, the Company entered into an amendment to the credit agreement for the bank credit facility. This amendment permits the issuance of the senior unsecured note, permits the repurchase of the trust preferred securities and amends certain financial covenants of Crown Media Holdings, including required levels of EBITDA (as defined), the base amount used in the calculation of the required minimum net worth and the maximum leverage ratio, among others. Also simultaneously with the issuance of the senior unsecured note to HC Crown, the Company amended its tax sharing agreement with Hallmark Cards to provide that no interest expense or income related to the senior unsecured note will be used in calculating taxes under the tax sharing agreement until (and to the extent) payments on the senior unsecured note are made to HC Crown in cash. This amendment defers payments by Hallmark Cards to Crown Media Holdings under the tax sharing agreement related to the senior unsecured note until Crown Media Holdings makes cash payments of interest on the senior unsecured note.

Demand Notes

        On December 14, 2001, the Company executed a demand promissory note with a maturity date of December 21, 2007, in the amount of $75.0 million payable to HC Crown. This note replaced the promissory note previously issued to HC Crown dated September 28, 2001. This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent, payable quarterly. As of December 31, 2002, and September 30, 2003, borrowings under the note were $5.0 million and $75.0 million, respectively. Accrued interest on the note of $10,000 and $1.9 million, respectively, is included in interest payable to HC Crown on the accompanying consolidated balance sheets.

        Under the demand promissory note, the Company was obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note through December 31, 2002, which was paid by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee was due. At December 31, 2002, the $281,000 commitment fee was included in payable to affiliates in the accompanying consolidated balance sheet. In December 2002, the Company issued

123,831 shares as payment for $844,000 of fees and in September 2003, the Company issued 68,431 shares as payment for the remaining balance of $281,000 of fees.

Tax Sharing Agreement

        On March 11, 2003, Hallmark Entertainment Holdings, Inc. ("Hallmark Entertainment Holdings", a wholly-owned subsidiary of Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings' investors, Liberty Crown, Inc. ("Liberty"), a subsidiary of Liberty Media, and JP Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments, and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for shares of Hallmark Entertainment Investments. Crown Media Holdings understands that Hallmark Entertainment Investments intends to hold the Crown Media Holdings shares and to evaluate media investment opportunities in which Crown Media Holdings does not have an interest. Hallmark Entertainment Holdings, an owner of more than 80% of Hallmark Entertainment Investments, has voting power over all of the Crown Media Holdings shares owned by Hallmark Entertainment Investments.

        As a result of this transaction, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards. Hallmark Cards will include Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards will benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards has and will pay Crown Media Holdings all of the benefits realized or realizable by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under this federal tax sharing agreement, at Hallmark Cards' option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets.

        The Company received $49.4 million under the tax sharing agreement through October 2003. These receipts have been recorded as a component of paid-in capital.

Costs Incurred on Crown Media Holdings' Behalf

        Since inception, Hallmark Entertainment has at times paid certain costs on behalf of Crown Media Holdings. No reimbursements were made during the three months ended September 30, 2002. For the nine months ended September 30, 2002, $1.4 million was reimbursed to Hallmark Entertainment. For the three and nine months ended September 30, 2003, $186,000 and $1.0 million, respectively, was reimbursed to Hallmark Entertainment. Unreimbursed costs and other intercompany payables of $1.1 million and $514,000 are included in payable to affiliates in the accompanying consolidated balance sheets as of December 31, 2002, and September 30, 2003, respectively.

Services Agreement with Hallmark Cards

        Crown Media Holdings entered into an intercompany services agreement with Hallmark Cards, which was effective January 1, 2003, under which Hallmark Cards has agreed for a term of three years, subject to cancellation by either party after the first or second year, to provide Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services. This agreement replaces a previous intercompany services agreement, which expired on January 1, 2003. Under the new agreement, the Company has agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. Additionally, Hallmark Cards made a payment on Crown Media Holdings' behalf for certain expenses in the amount of $500,000 during first quarter 2002. For the nine months ended September 30, 2002 and 2003, Crown Media Holdings had accrued $375,000 and $1.6 million, respectively, which has been included in selling, general and administrative expense in the accompanying consolidated statements of operations. At December 31, 2002, and September 30, 2003, unpaid accrued service fees and other intercompany payables of $5.0 million and $6.6 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Services Agreement with Hallmark Entertainment

        The Company entered into a services agreement with Hallmark Entertainment, under which Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company's film assets. This service agreement has a term of three years, commencing January 1, 2001, with the right of either party to terminate the agreement after the first year upon 60 days written notice. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings has agreed to pay a service fee of $1.5 million per year, paid in quarterly installments of $375,000. Crown Media Holdings paid $1.9 million to Hallmark Entertainment for these services in April 2002. Crown Media Holdings paid $375,000 and $1.1 million to Hallmark Entertainment during three and nine months ended September 30, 2003, respectively, under this agreement. At December 31, 2002, and September 30, 2003, unpaid accrued service fees of $375,000 were included in payable to affiliates in the accompanying consolidated balance sheets.

Trademark Agreement with Hallmark Cards

        Crown Media United States, Crown Media International and Crown Entertainment have trademark license agreements with Hallmark Cards and Hallmark Licensing, Inc. for use of the "Hallmark" mark for the versions of the Hallmark Channel distributed both in the United States and internationally. These existing agreements would have expired on November 30, 2003. On August 28, 2003, all these trademark license agreements were extended through September 1, 2004.

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

        Crown Media United States also licenses programming for distribution in the United States from Hallmark Entertainment Distribution under a separate program license agreement, dated January 1, 2001. Under this program agreement, Crown Media United States licenses programs owned or controlled by Hallmark Entertainment Distribution, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution for Crown Media United States. The program agreement has a term of five years and is automatically renewable for additional three-year periods, subject to rate adjustments, so long as Hallmark Entertainment Distribution or its affiliates, owns an interest of 35% or more of Crown Media Holdings. If, at any time, Hallmark Entertainment Distribution ceases to own a 35% interest in Crown Media Holdings, and if, at that time, the remaining term of the program agreement is less than two years, then the remaining term of the program agreement will be extended to the date two years after the date on which Hallmark Entertainment Distribution ceased to own a 35% interest in Crown Media Holdings.

        If either Crown Media United States or Crown Media International sub-licenses any licensed program to a third party, they must equally share with Hallmark Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Company.

        Programming costs related to the Hallmark program agreements were $7.5 million and $7.1 million for the three months ended September 30, 2002 and 2003, respectively. Programming costs related to the Hallmark program agreements were $22.7 million and $19.2 million for the nine months ended September 30, 2002 and 2003, respectively. As of December 31, 2002, and September 30, 2003, $68.2 million and $92.6 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets.

Redeemable Preferred Interest and NICC License Agreements

        VISN owns a $25.0 million redeemable preferred interest in Crown Media United States. In connection with an investment by Crown Media International in Crown Media United States, on November 13, 1998, HEN Domestic Holdings, Inc., a wholly-owned subsidiary of Crown Media International, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States, which agreement was amended on February 22, 2001 and January 1, 2002 (the "company agreement").

        Under the company agreement, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of: (i) such excess net profits; (ii) $5.0 million; or (iii) the amount equal to the preferred liquidation preference on the date of redemption. Crown Media United States may voluntarily redeem the preferred interest at any time, however, it is obligated to do so on the date of redemption of December 31, 2010. Due to the mandatory redemption provision of the preferred interest, on July 1, 2003, the redeemable preferred interest was remeasured at fair value and reclassified to long term liabilities in accordance with the provisions of SFAS No. 150.

        Under the company agreement, Crown Media United States may be required to make certain payments to the National Interfaith Cable Coalition ("NICC") in relation to the provision of programming by NICC. Specifically, Crown Media United States may be required to pay NICC license fees comprised of: (i) $5.3 million per year for two recurring programming blocks; (ii) up to $10 million per year for an additional recurring "signature" series program block; (iii) up to $600,000 per "non-dramatic" holiday special produced by NICC; and (vi) $1 million per "dramatic" holiday special co-produced by NICC and Hallmark Entertainment.

        Pursuant to an additional amendment effective January 1, 2002, Crown Media United States agreed to advance NICC $3,000,000 in each of 2002 and 2003 to help fund NICC's cost of expanding its production operations to produce the above-described programming. This advance will be recovered from the license fees payable for this programming.

        No amounts were paid to NICC during the three months ended September 30, 2002. During the three months ended September 30, 2003, Crown Media United States paid NICC $2.7 million related to this agreement. During the nine months ended September 30, 2002 and 2003, Crown Media United States paid NICC $7.0 million and $7.7 million, respectively, related to this agreement.

8. Operations in Different Geographic Areas

        Information relating to Crown Media Holdings' continuing operations is set forth in the following table (operating loss is defined as total revenues less cost of services; selling, general and administrative expenses; depreciation and amortization expenses; and marketing expenses).

	Revenue from Unrelated Entities	Revenue from Related Entities	Loss from Operations	Identifiable Assets
	(In millions)
Three months ended September 30, 2002:
Domestic	$13.4	$1.5	$(14.4)	$604.4
International	20.2	—	(18.0)	80.3
Film Distribution	5.0	—	(3.1)	795.4

	$38.6	$1.5	(35.5)	1,480.1

Guaranteed preferred beneficial accretion			(3.0)
Interest expense and other, net			(4.5)

Loss before income taxes			$(43.0)

Assets not allocated to segments:
Cash and cash equivalents				3.3
Accounts receivable				52.5

Consolidated total assets				$1,535.9

Three months ended September 30, 2003:
Domestic	$17.6	$0.3	$(25.6)	$658.3
International	20.5	—	(7.9)	74.2
Film Distribution	12.6	—	0.2	774.0

	$50.7	$0.3	(33.3)	1,506.5

Loss on extinguishment of debt			(39.8)
Interest expense and other, net			(15.4)

Loss before income taxes			$(88.5)

Assets not allocated to segments:
Cash and cash equivalents				3.1
Accounts receivable				48.6

Consolidated total assets				$1,558.2

Nine Months Ended September 30, 2002:
Domestic	$40.5	$4.2	$(61.9)	$604.4
International	58.7	—	(40.5)	80.3
Film Distribution	15.5	—	(8.4)	795.4

	$114.7	$4.2	(110.8)	1,480.1

Guaranteed preferred beneficial accretion			(14.8)
Interest expense and other, net			(16.3)

Loss before income taxes			$(141.9)

Assets not allocated to segments:
Cash and cash equivalents				3.3
Accounts receivable				52.5

Consolidated total assets				$1,535.9

Nine Months Ended September 30, 2003:
Domestic	$56.9	$1.0	$(63.6)	$658.3
International	60.5	—	(17.6)	74.2
Film Distribution	20.0	—	(8.6)	774.0

	$137.4	$1.0	(89.8)	1,506.5

Loss on extinguishment of debt			(39.8)
Guaranteed preferred beneficial accretion			(23.2)
Interest expense and other, net			(30.2)

Loss before income taxes			$(183.0)

Assets not allocated to segments:
Cash and cash equivalents				3.1
Accounts receivable				48.6

Consolidated total assets				$1,558.2

        Some of the markets in which the Company operates, including the Asian market, the South American market, the Middle East, Turkey and Russia, have experienced some or all of the following conditions: volatile currency exchange rates, volatile political conditions, and reduced or volatile economic activity. Crown Media Holdings' operations have and will continue to be affected in the foreseeable future by economic conditions in these regions.

        British Sky Broadcasting accounted for 8% of our consolidated revenues for both the three and nine months ended September 30, 2003. David J. Evans, the Company's President and Chief Executive

Officer, currently serves as a director of British Sky Broadcasting. No individual pay television distributor accounted for 10% of our consolidated subscribers for the three and nine months ended September 30, 2003.

9. Subsequent Events

        In October 2003, the compensation committee of Crown Media Holdings Board of Directors decided to settle the RSU awards, vesting in May 2004, in cash. As a result, the Company accounts for these RSUs under the variable accounting method.

        On October 31, 2003, the United States Bankruptcy Court approved the termination of Crown Media International's contract with Loral Skynet for transponder services. In accordance with the agreement, Crown Media International paid in November 2003, a one-time termination fee of $1.8 million and $393,000 for services between May 2003 and August 2003. Additionally, Crown Media Holdings reversed the remaining expenses accrued through the Company's reorganization related to future principal payments on this lease in the amount of $3.0 million in November 2003.

        On October 17, 2003, Crown Media United States amended its distribution agreement with Satellite Services, Inc. (a subsidiary of Comcast Holding Corporation) to cover distribution of the Hallmark Channel both by the former Satellite Services, Inc./AT&T cable systems, which had been acquired by Comcast Holdings Corporation and by other systems owned by Comcast. The amendment extended the term of this agreement through December 31, 2007, and resolved a dispute regarding the applicability of a "most favored nations" provision. Under the amendment, Crown Media United States may be required to pay substantial launch support fees in 2004 and 2005, if certain Hallmark Channel subscriber levels are achieved.

        On October 1, 2003, the Company amended its existing distribution agreement with a primary pay television distributor in Spain. Under the terms of the amendment, the distributor paid its outstanding balance of $4.7 million on October 24, 2003, and agreed to pay an additional $6.5 million, which would have been due under the pre-existing agreement through December 31, 2004. Three million dollars were received on October 24, 2003, and the final payment of $3.5 million is due in June 2004. Furthermore, the Company anticipates providing the Hallmark Channel to this pay television distributor through at least December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue

        Our revenue consists of subscriber fees, advertising and film license fees. Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. In the United States, we pay certain television distributors up-front subscriber acquisition fees to carry our channel. However, such payments are not common in the international cable television markets. Subscriber acquisition fees that we pay are capitalized and amortized over the term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the revenue directly associated with each agreement.

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

        We are in continuous negotiations with both our existing distributors and new distributors to increase our subscriber base in order to enhance our advertising results. In the United States, we are often subject to requests by distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. In both domestic and international markets we also may help fund the distributors' efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue will continue to be negatively affected by subscriber acquisition fee expenses, discounted subscriber fees and other payments; however, we believe that the resulting increase in subscribers will allow us to attract additional advertisers and command higher advertising rates.

        For information regarding our agreement with Comcast for the distribution of the Hallmark Channel, please see Note 9 to the Condensed Notes to Unaudited Consolidated Financial Statements above.

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

Cost of Services

        Our cost of services consists primarily of program license fees, amortization of our film assets, subscriber acquisition fee expense, the cost of signal distribution, dubbing and subtitling, administration, distribution and other exploitation of our film assets, and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing markets and third party programming to support our advertising strategy.

Critical Accounting Policies

        Our financial statements are presented on the basis that Crown Media Holdings is a going concern. Our accounting policies are also determined on this basis.

Subscriber Acquisition Fees

        Crown Media United States has distribution agreements with every major cable distributor in the United States based on the number of subscribers. These distributors carry the Hallmark Channel on some of their cable, satellite, terrestrial television, or satellite master antenna television systems. Under certain of these agreements, Crown Media United States is obligated to pay subscriber acquisition fees if defined subscriber levels are met, in order to obtain carriage of the Hallmark Channel by those distributors.

        Subscriber acquisition fees are amortized over the life of the distribution agreements as a reduction of subscriber fees revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically. It also assesses the recoverability when events, changes in distributor relationships occur or other indicators suggest impairment.

        Under agreements with pay television distributors, the Company may be required to pay substantial marketing support payments, if subscribers exceed proscribed benchmarks, as defined in the respective agreements.

Program License Fees

        Program license fees are payable in connection with the acquisition of the rights to air programs acquired from others. In accordance with SFAS No. 63, Financial Reporting by Broadcasters, program rights are generally deferred and then amortized on a straight-line basis over their license periods (the "airing windows") or anticipated usage. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs compared to the estimated future revenues associated with the programming and related expenses. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss.

Subtitling and Dubbing

        Subtitling and dubbing costs represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program's airing window (in the case of programming licensed from unaffiliated third-parties) or the program's estimated life (in the case of programming from the Company's film assets and, until 2003, Hallmark Entertainment Distribution). Beginning in 2003, subtitling and dubbing costs related to programming licensed from Hallmark Entertainment Distribution are being amortized over a maximum period of 3 years.

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

Accounting for Trust Preferred Securities

        In December 2001, Crown Media Holdings formed a special-purpose entity, Crown Media Trust. Crown Media Trust issued trust preferred securities in Crown Media Trust's name to investors in a private placement and loaned the proceeds to Crown Media Holdings. This loan was designed so that interest and principal payments matched the dividend and any redemption requirements on the trust preferred securities issued by Crown Media Trust. Interest received by Crown Media Trust from Crown Media Holdings funded distributions to the holders of the preferred securities.

        Crown Media Holdings owned 100% of the common equity in Crown Media Trust. The trust preferred securities included terms that allowed the holder to earn a return above the stated dividend rate on the securities under certain conditions. Based on fair value calculations using discounted cash flows and Black-Scholes models, a portion of the proceeds from the preferred securities was allocated and classified in Crown Media Holdings' balance sheet as guaranteed preferred beneficial interest in Crown Media Trust's debentures and a portion was classified as convertible debt. Issuance costs related to the guaranteed preferred beneficial interest portion were netted against the guaranteed preferred beneficial interest and accreted as additional expense in earnings. Issuance costs related to the convertible debt portion were recorded as a deferred debt issuance costs asset and were amortized as additional interest expense, using the effective interest method. The trust preferred securities included a combination of embedded derivatives to account for the contingent appreciation certificate component that were revalued to fair value at each reporting period end. The change in fair value of the embedded derivatives was included as a component of the guaranteed preferred beneficial interest expense in the statements of operations.

        On July 1, 2003, Crown Media Holdings adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which required the revaluation of the trust preferred securities, and included the portions classified as guaranteed preferred beneficial interest in Crown Media Trust's debentures and as convertible debt. The resulting fair value adjustment has been recorded as a cumulative effect of change in accounting principal in the accompanying consolidated statements of operations.

Revenue Recognition

        Subscriber fees from pay television distributors are recognized as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs in accordance with Emerging Issues Task Force ("EITF") No. 01-9, Accounting for

Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). Subscriber acquisition fee expense is recorded to the extent that the amortization of subscriber acquisition costs exceed the related revenue earned from the pay television distributor.

        Advertising revenues are recognized as earned in the period in which the advertising is telecast. If uncertainty as to the collectibility of this revenue exists, the revenue is recognized on a cash basis. Advertising revenues are recorded net of agency commissions and estimated advertising deficiency reserves.

        Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon amounts paid in cash for similar advertisements from buyers unrelated to the other party in the barter transaction. When the revenue from advertising barter transactions does not meet the requirements of EITF No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized.

        Revenue from film asset licensing agreements is recognized when an agreement is executed, the film is available for exhibition by the licensee, the license fee is fixed or reasonably determinable, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Revenue from film asset licensing agreements containing multiple film titles is allocated among the various film titles based upon their relative fair values. Payments received from licensees prior to the availability of a film are recorded as deferred revenue.

Cost of Services

        Cost of services includes signal distribution expenses, depreciation of the Network Operations Center and amortization of the capital lease for uplink and transponder space, amortization of program license fees, subtitling and dubbing amortization and costs, subscriber acquisition amortization and costs, and amortization of film assets.

Film Assets

        The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 10 years, which amortizes such assets in the same ratio that current period actual revenue bears to estimated unrecognized ultimate revenues. The Company's projections regarding sales of certain rights related to its film assets to third parties and anticipated internal use of its film assets are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition. The Company also reviews the film assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying value of the individual film assets exceeds the fair value, the film assets are written-down to their fair values. On an annual basis, the Company is required by the covenants in its bank credit facility to have an outside expert perform a valuation of the film assets. These valuations supported the Company's determination that the estimated fair value of the film assets as of December 31, 2002, exceeded the carrying value.

Asset Impairment

        Effective August 1, 2003, the Company ceased distributing the Hallmark Channel in Italy, and, as a result, recorded a charge of approximately $4.0 million. There were no long-term obligations involved in the operation of the Italy channel.

Goodwill

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, which were adopted by Crown Media Holdings on January 1, 2002. Goodwill and intangible assets that are deemed to have indefinite useful lives are subject to an annual review for impairment. Since the adoption of SFAS No. 142, valuation experts evaluated the carrying value of the Company's goodwill for impairment on November 30, 2002, and the Company has selected November 30 as its annual goodwill impairment review date. The evaluation supports the Company's determination that the estimated fair value of goodwill is not less than its carrying value.

Taxes on Income

        The Company accounts for income taxes by using an asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Translation of Foreign Currency

        The balance sheets and statements of operations of certain Crown Media Holdings' foreign subsidiaries are measured using local currency as the functional currency. Revenues, expenses and cash flows of such subsidiaries are translated into United States dollars at the average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in determining net loss for the period.

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

Stock-Based Compensation, Employee Incentives and Retention

        The Company accounts for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. SFAS No. 148 requires certain additional disclosures related to stock-based compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.

        The Company made an exchange offer in May 2003 to senior management and vice presidents to exchange their options for restricted stock units ("RSUs"). The Company records compensation expense related to the RSUs based on the fair value of the common stock required to settle the RSUs at each reporting period end during the vesting period of the RSUs. Options for common stock that were not exchanged under this offer are subject to variable plan accounting in which compensation is remeasured at each reporting date until the options are exercised, expire unexercised or are forfeited.

Derivative Financial Instruments

        The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting the cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is no longer designated as a hedging instrument. Changes in the fair value of the contingent appreciation certificates in the trust preferred securities are recognized immediately in earnings.

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

Fair Value

        The carrying amounts of financial instruments, including accounts payable and receivable, are reasonable estimates of their fair values because of their short-term nature. The interest rates on the bank credit facility and the line of credit with HC Crown are variable and reset periodically, therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates. The carrying amounts of the senior unsecured note to HC Crown approximates fair value due to the proximity to the issuance date. The redeemable preferred interest was revalued as of July 1, 2003, upon adoption of SFAS No. 150.

Recently Issued Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments issued before the effective date, transition will be achieved by reporting the cumulative effect of a change in an accounting principle for the initial remeasurement of the financial instruments at fair value. For mandatorily redeemable financial instruments, "dividends" and other amounts paid or accrued prior to reclassification of the instrument as a liability will not be reclassified as interest cost upon transition. Restatement of financial statements for earlier years presented is not permitted. The fair value of the redeemable preferred interest is being accreted back to the carrying value of the instruments using the effective interest method.

Effects of Transactions with Related and Certain Other Parties

Tax Sharing Agreement

        In March 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards, which was amended at the time the Company issued the senior unsecured note to HC Crown. We account for income taxes as if Crown Media Holdings were a separate taxpayer. Accordingly, Hallmark Cards' ability to use our tax losses does not impact our assessment of the need for a valuation allowance on deferred tax assets, including future tax losses. Any payments received from Hallmark Cards under the tax sharing agreement are recorded as an increase in paid-in capital. Through October 2003, the Company has received $49.4 million under the tax sharing agreement.

NICC License Agreement

        For information regarding our amendment to our license agreement with NICC, please see Note 7 to the Condensed Notes to Unaudited Consolidated Financial Statements above.

Pramer Agreement

        On January 30, 2003, Crown Media International entered into an agreement with Pramer S.C.A., a wholly-owned subsidiary of Liberty Media Corporation, under which Pramer provides affiliate and advertising sales representation services, as well as programming, production and technical services in connection with the distribution of the Hallmark Channel in Central and South America. Pramer receives a 35% commission on advertising sales and a 20% commission on affiliate sales and is reimbursed for its costs of providing production and technical services. The agreement with Pramer will terminate on December 31, 2005, unless certain early termination rights arise and are exercised. One of our Board members, David Koff, is the Senior Vice President of Liberty Media Corporation, one of our significant investors.

Senior Unsecured Note

        On August 5, 2003, Crown Media Holdings repurchased all of the preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of distributions accrued on the trust preferred securities during the quarter. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured note issued to HC Crown. After repayment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the note, approximately $67.3 million, to pay principal, interest and prepayment penalties on its bank revolving credit loans.

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

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

        Revenue.    Total revenue for the three and nine months ended September 30, 2003, increased to $51.0 million and $138.4 million from $40.1 million and $118.9 million, which represent increases of $10.9 million, or 27%, and $19.5 million, or 16%, respectively, over the comparable periods in 2002.

        Subscriber fee revenue increased to $17.5 million for the three months ended September 30, 2003, from $16.9 million, which represents an increase of $627,000, or 4%, over the comparable period in 2002. Subscriber fee revenue decreased to $51.4 million for the nine months ended September 30, 2003, from $51.8 million, which represents a decrease of $351,000, or 1%, over the comparable period in 2002. The increased subscriber fee revenue for the three months ended September 30, 2003, resulted primarily from increased distribution of our channel internationally. The decreased subscriber fee revenue for the nine months ended September 30, 2003, resulted primarily from reduced subscriber fee rates in the United States due to amendments to long-term distribution agreements. This decrease in revenue is offset in part by an increase in subscriber fee revenue resulting from expanded distribution internationally. Subscriber acquisition fee expense recorded as a reduction of revenue was $2.0 million and $4.9 million for the three and nine months ended September 30, 2003, and $1.9 million and $5.7 million for the comparable periods in 2002. Although the number of subscribers to the Hallmark Channel increased as of September 30, 2003, compared to September 30, 2002, subscriber revenue was also affected by a number of other, offsetting factors, including concessions for new subscribers, and the waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels. The number of subscribers to the Hallmark Channel worldwide, as of September 30, 2003, was 111.2 million compared to 95.7 million as of September 30, 2002, which represents an increase of 15.5 million, or 16%. Subscribers to our domestic channel increased from 47.5 million as of September 30, 2002, to 54.6 million as of September 30, 2003, which represents an increase of 7.1 million, or 15%. Ninety-one percent of subscriber fees revenue for both the three and nine months ended September 30, 2003, and 80% and 78% of subscriber fee revenue for the three and nine months ended September 30, 2002, respectively, were earned internationally. The amount of net subscriber fee revenue was $1.7 million and $4.7 million for the domestic Hallmark Channel for the three and nine months ended September 30, 2003, respectively, and $3.3 million and $11.2 million for the three and nine months ended September 30, 2002, respectively. Increased subscriber acquisition costs and other factors described above are expected to continue to result in a decline in net domestic subscriber revenue. Certain of our international subscriber fee rates have and will continue to decrease as we renew distribution agreements, which may provide for lower per subscriber rates than under previous agreements. International fees per subscriber are also expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry in certain more developed countries from subscriber fees revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets.

        Advertising revenue increased to $20.8 million and $66.8 million for the three and nine months ended September 30, 2003, respectively, from $18.2 million and $51.6 million, which represent increases of $2.6 million, or 15%, and $15.2 million, or 30%, respectively, over the comparable periods in 2002. The increase in advertising revenue reflects the following during 2003: the growth of both domestic and international subscribers; higher ratings in the United States and in the United Kingdom; higher advertising rates resulting from the increase in distribution and viewership; and expanded sales of advertising time primarily in the United States and the United Kingdom. Advertising revenue from our domestic channel was $16.3 million and $53.2 million for the three and nine months ended September 30, 2003, respectively, compared to $11.6 million and $33.4 million for the three and nine months ended September 30, 2002, respectively. Additionally, the number of advertisers on our domestic channel rose from 246 at September 30, 2002, to 300 at September 30, 2003.

        Among the 50 ad-supported cable channels in the United States market, the Hallmark Channel ranked 12th in total day with a 0.5 household rating for the third quarter of 2003 and 20th for primetime with a 0.7 household rating for the same time period.

        During the fourth quarter of 2001, we began earning film licensing fees revenue from our purchased film assets. In addition to our use of these film assets on our channels, we are generating film licensing fee revenue as we establish ourselves in the program distribution market. For the three and nine months ended September 30, 2003, we earned film licensing fee revenue of $12.6 million and $20.0 million, respectively, as compared to $5.0 million and $15.5 million for the three and nine months ended September 30, 2002, respectively. These increases in licensing fees earned during the three and nine months ended September 30, 2003, are due to the timing of license period start dates, and, in regard to the third quarter, increased sales.

        Cost of services.    Cost of services for the three and nine months ended September 30, 2003, increased to $60.5 million and $158.7 million from $50.4 million and $150.5 million, which represent increases of $10.1 million, or 20%, and $8.1 million, or 5%, over the comparable periods in 2002. Cost of services as a percent of net revenue decreased to 119% and 115% for the three and nine months ended September 30, 2003, as compared to 126% and 127% for the three and nine months ended September 30, 2002, respectively. These decreases were primarily due to our increases in total revenue discussed above and the changes in operating expenses explained below.

        Total programming costs for the three and nine months ended September 30, 2003, increased 27% and 11%, respectively, due to acquisitions of programming for our domestic and United Kingdom channels. In September 2003, we added three series to our domestic programming schedule: M*A*S*H, Matlock, and Little House on the Prairie. For the three and nine months ended September 30, 2003, amortization of our film assets was $11.4 million and $25.0 million, as compared to $7.0 million and $19.8 million in 2002, respectively. The increase in amortization of film assets was primarily due to increased sales during the third quarter of 2003.

        Subscriber acquisition fee amortization expense was $6.5 million and $19.1 million for the three and nine months ended September 30, 2003, as compared to $5.3 million and $14.8 million for the three and nine months ended September 30, 2002, respectively. Expanded distribution agreements in the U.S. resulted in the increases in subscriber acquisition fee expense experienced during the three and nine months ended September 30, 2003. Operating costs for the three and nine months ended September 30, 2003, which include playback, dubbing and subtitling, transponder and interstitial expenses, decreased 13% and 22%, respectively, primarily as a result of lower salary, benefit, satellite and transponder expenses resulting from our 2002 reorganization.

        Selling, general and administrative expense.    Selling, general and administrative expense for the three and nine months ended September 30, 2003, increased to $17.7 million and $44.2 million from $14.0 million and $43.0 million for the three and nine months ended September 30, 2002, respectively, which represent increases of $3.7 million, or 26%, and $1.2 million, or 3%, for the three and nine month periods. These increases were due to the increase in compensation expense related to our RSUs. These increases were partially offset by decreases due to the decline of salary and benefit expenses as a result of the termination of certain high-level positions during 2002 in conjunction with our 2002 reorganization and reduced consulting and travel expenses. Selling, general and administrative expense as a percentage of total revenue decreased to 32% for the nine months ended September 30, 2003, as compared to 36% for the nine months ended September 30, 2002, respectively. This decrease was also due to the increases in total revenue noted above.

        Marketing expense.    Marketing expense for the three and nine months ended September 30, 2003, decreased to $3.5 million and $17.6 million, respectively, from $8.7 million and $29.0 million for the three and nine months ended September 30, 2002, respectively, which represent decreases of $5.2 million, or 60%, and $11.4 million, or 39%, for the three and nine month periods, respectively. Marketing expense declined during the three and nine months ended September 30, 2003, primarily due to more efficient media buys for our domestic channel in 2003 as compared to 2002. Additionally, marketing expenses were higher in 2002 due to the amplified efforts to promote the premieres of Adoption, Stranded and Johnson County Wars on our domestic channel.

        Depreciation and amortization expense.    Depreciation and amortization expense for the nine months ended September 30, 2003, increased to $7.6 million from $7.2 million for the nine months ended September 30, 2002, which represents an increase of $455,000, or 6%. Depreciation and amortization expense was higher for the nine months ended September 30, 2003, primarily due to expenditures for our Network Operations Center to accommodate the launch of our domestic channel in the first quarter 2003, and our new domestic and international channel websites being placed into service during that period. Depreciation expense for the three months ended September 30, 2003, remained unchanged compared to the three months ended September 30, 2002.

        Loss from early extinguishment of debt.    Loss from early extinguishment of debt was $39.8 million for each of the three and nine months ended September 30, 2003. The loss was a result of the repurchase of our trust preferred securities and contingent appreciation certificates on August 5, 2003.

        Guaranteed preferred beneficial interest accretion.    Guaranteed preferred beneficial interest accretion for the nine months ended September 30, 2003, was $23.2 million as compared to $3.0 million and $14.8 million for the three and nine months ended September 30, 2002, respectively. This expense related to future obligations on our debentures issued on December 17, 2001, in connection with the preferred securities of Crown Media Trust. We recorded a loss of $1.2 million, due to the revaluing of our derivative liabilities to fair value for the nine months ended September 30, 2003, which have been included as components of the accretion of guaranteed preferred beneficial interest. We recorded gains of $6.3 million and $6.9 million, due to the revaluation of our derivative liabilities to fair value for the three and nine months ended September 30, 2002, respectively. We no longer record guaranteed preferred beneficial interest accretion due to the repurchase of our preferred securities on August 5, 2003, and the accounting treatment of our trust preferred securities under SFAS No. 150 for the period July 1, 2003, through August 5, 2003.

        Interest income (expense) and other, net.    Net interest and other expense for the three and nine months ended September 30, 2003, increased to $15.4 million and $30.2 million, respectively, from $4.5 million and $16.3 million for the three and nine months ended September 30, 2002, which represent increases of $10.9 million and $13.9 million for the three and nine month periods, respectively. These increases were primarily due to increased borrowings under our bank credit facility and the HC Crown line of credit, interest on our trust preferred securities through August 5, 2003, interest on our senior unsecured note commencing August 5, 2003, and accretion of our redeemable preferred interest in Crown Media United States.

        Income tax provision.    Income tax provision for the three and nine months ended September 30, 2003, increased to $593,000 and $2.1 million, respectively, from $470,000 and $1.7 million for the three and nine months ended September 30, 2002, which represent increases of $123,000, or 26%, and $470,000, or 28%, for the three and nine months ended September 30, 2002, respectively. These increases were due to an increase in taxes on the foreign income resulting from higher international film licensing fee revenue.

        Cumulative effect of change in accounting principle.    Cumulative effect of change in accounting principle was a $16.3 million gain for each of the three and nine months ended September 30, 2003.

The gain was a result of the change in the method of accounting for our preferred securities under SFAS No. 150 for the period July 1, 2003, through August 5, 2003, and our redeemable preferred interest. In accordance with SFAS No. 150, we reclassified our guaranteed preferred interest in Crown Media Trust's debentures and our redeemable preferred interest as liabilities on July 1, 2003. The guaranteed preferred interest in Crown Media Trust's debentures and redeemable preferred interest were remeasured at fair value on July 1, 2003, resulting in a loss of $672,000 and a gain of $17.0 million, respectively. The net effect of these fair value adjustments has been reflected in the accompanying consolidated statements of operations as a cumulative effect of change in accounting principle.

Liquidity and Capital Resources

        Cash used in operating activities was $104.6 million and $119.1 million for the nine months ended September 30, 2003 and 2002, respectively. Cash was used primarily to fund operating expenditures related to net losses of $168.8 million and $143.6 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease from 2002 to 2003 was primarily due to substantially higher domestic and UK advertising revenue and resulting cash receipts, and lower salaries in 2003. This decrease was partially offset by increased programming purchased in our U.S. and UK markets and higher subscriber acquisition fee payments as a result of our expanded distribution in domestic markets. Additionally, during the third quarter 2003, we recorded a loss from extinguishment of our trust preferred securities of $39.8 million and a gain from the cumulative effect of a change in accounting principle of $16.3 million.

        Cash used in investing activities was $3.1 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively. Cash used increased primarily due to improvements to our Network Operations Center to accommodate the launch of our domestic channel in the first quarter 2003.

        Cash provided by financing activities was $110.6 million and $109.7 million for the nine months ended September 30, 2003 and 2002, respectively. In the nine-month period ending September 30, 2003, we have received proceeds of $32.0 million from our tax sharing agreement with Hallmark Cards, borrowed $70.0 million from our line of credit with HC Crown, borrowed $11.0 million under our bank credit facility, and borrowed $400.0 million on our senior unsecured note to meet our operating demands and refinance our trust preferred securities. On August 5, 2003, we repurchased all of the trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by us. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of cash distributions on the trust preferred securities accrued through August 5, 2003, and a call premium of approximately $30.5 million. Funds for this repurchase were obtained from the proceeds of the senior unsecured note to HC Crown. We used the balance of the proceeds of the note, approximately $67.3 million, to pay principal, interest and prepayment penalties on our bank revolving credit loans. In 2002, we borrowed funds under the bank credit facility and the demand note to meet our operating demands.

        The following table aggregates all of our contractual commitments as of September 30, 2003:

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$263.8	$—	$263.8	$—	$—
Redeemable Preferred Interest	25.0		2.6	10.0	12.4
HC Crown Line of Credit	75.0		75.0
HC Crown senior unsecured note, including accretion	596.6	—	—	—	596.6
Capital Lease Obligations	9.7	1.5	3.5	4.1	0.6
Operating Leases	84.7	16.7	31.6	21.9	14.5
Other Long-Term Obligations
Program license fees payable to non-affiliates and NICC	180.1	79.3	70.6	30.2	—
Program license fees payable to Hallmark Entertainment Distribution(a)	92.6	32.4	60.2	—	—
Program license fees payable for future windows	180.7	54.2	101.8	16.5	8.2
Subscriber acquisition fees(b)	16.3	14.8	1.5	—	—
Payable to Hallmark Entertainment Holdings(c)	52.1	—	52.1	—	—
Payable to Hallmark Entertainment(c)	47.9	—	47.9	—	—

Total Contractual Obligations	$1,624.5	$198.9	$710.6	$82.7	$632.3

(a)
Can only be paid with certain prescribed sources of funds as defined in the private placement agreement, assuming such funds are available.

(b)
New agreements and amendments to current domestic distribution agreements could significantly increase subscriber acquisition fees payable in the future.

(c)
Can only be paid subsequent to the repayment of our bank credit facility.

Cash Flows

        As of September 30, 2003, the Company believes that cash flow from its operations, cash on hand, remaining availability under its bank credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to meet its liquidity needs for at least the next twelve months. At September 30, 2003, the Company had $56.3 million available under its bank credit facility. The Company received $49.4 million under the tax sharing agreement during 2003 and expects that 2004 payments will be approximately $35.0 million to $45.0 million. The Company also believes that since the tax sharing agreement is with the Company's largest shareholder, there is potential that future tax sharing payments could become available to the Company at an earlier date.

        In connection with the Company's growth strategy, the Company expects to continue making investments in programming and distribution during 2004. Programming and distribution expenditures for 2004 are expected to be in the range of $100.0 million to $150.0 million. Through September 30, 2003 the Company has expended $95.7 million for programming and distribution. If necessary, the Company may reduce some of this anticipated spending in 2004. The Company's principal uses of funds during the remainder of 2003 are expected to be the payment of operating expenses, payments for licensing of programming and subscriber acquisition fees, and interest payments under its bank credit facility.

        The Company projects that advertising revenue and film asset license fees will increase in 2004, and that certain operating expenses will continue to decrease as a result of the reorganization begun in the fourth quarter of 2002. However, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company's distribution agreements, an economic decline in the advertising market, an increase in competition or other adverse operating conditions will impact the Company's ability to achieve its projected operating results. If the projected operating results are not achieved, the Company may need to obtain additional funding. In any event, in order to provide more liquidity, Crown Media Holdings may consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, including HC Crown.

Senior Unsecured Note to HC Crown

        On August 5, 2003, Crown Media Holdings repurchased all of the preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of cash distributions on the trust preferred securities during the quarter. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured note issued to HC Crown. After the payment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the senior unsecured note, amounting to approximately $67.3 million, to pay principal, interest, and prepayment penalties on its bank revolving credit loans. Since interest is not payable in cash on the HC Crown senior unsecured note until August 5, 2007, the Company will avoid approximately $72.0 million in cash interest payments over the next 4 years due to this repurchase and refinancing.

Credit Facilities

        Through September 30, 2003, Crown Media Holdings had borrowed $75.0 million under the line of credit in that amount with HC Crown. Because of the partial repayment on the bank credit facility on August 5, 2003, the Company has available funds under the bank credit facility of approximately $56.3 million at September 30, 2003. The Company also paid down an additional $9.0 million on the bank credit facility in October 2003 using proceeds from the tax sharing agreement.

Bank Credit Facility; HC Crown Line of Credit and Senior Unsecured Note to HC Crown

        Our bank credit facility, the HC Crown line of credit and the senior unsecured note to HC Crown are described in detail in Item 7 of Management's Discussion and Analysis of Historical Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2002, and earlier in this Report. As a result of these agreements, we are subject to a number of affirmative and negative covenants and certain covenants in the bank credit agreement were revised at the time of the issuance of the senior unsecured note to HC Crown, such as amending the required levels of EBITDA, the base amount used in the calculation of the required minimum net worth and the maximum leverage ratio.

        Under the Note Purchase Agreement for the senior unsecured note to HC Crown, the Company and its subsidiaries are restricted from, among others, incurring additional indebtedness, repurchasing or otherwise acquiring its own stock and making investments and incurring additional liens.

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

        Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of September 30, 2003, we had an accumulated deficit of approximately $962.1 million.

        We cannot assure you that we will achieve or sustain profitability. If we are unable to achieve or sustain profitability, the trading price of our Class A common stock may fall significantly. To diminish our losses and become profitable, we will need to substantially increase our revenue, particularly advertising and licensing revenue. This will require, among other things, increasing the distribution of our channels, attracting more viewers to our channels, attracting more advertisers, and increasing our advertising rates. Risks associated with these areas of our business are described below.

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

        As a result of the level of debt and the terms of our debt instruments:

  •
  our vulnerability to adverse general economic conditions is heightened;

  •
  we will be required to dedicate a portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

  •
  we are, and will continue to be, limited by financial and other restrictive covenants in our ability to borrow additional funds, consummate asset sales, enter into transactions with affiliates or conduct mergers and acquisitions;

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

        High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of interest income and has included amortization of debt issuance costs and interest expense on borrowings under our demand notes, credit facility and private placement increased significantly in recent periods. Our interest expense will continue to increase as a result of the issuance of the senior unsecured note to HC Crown and as a result of the accounting treatment of the redeemable preferred interest. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes. In addition, we may need to incur additional indebtedness in the future. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

Our liquidity is dependent on external funds.

        We believe that, based on projected revenue and expenditures, our tax sharing agreement, any amounts available under our bank credit facility, together with cash generated from operations and cash on hand, will be sufficient for our liquidity needs through at least the next twelve months. However, because we currently operate at a loss and have a negative cash flow, any unanticipated significant expense or any development that hampers our growth in revenue or decreases any of our revenue, may result in the need for additional external funds in order to continue operations. We have no arrangements for any external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders and HC Crown. Our inability to obtain additional external funds when needed may impact our future operations.

Modification of any existing agreements with United States distributors could decrease our subscriber fees revenue but, if our distribution is increased, it could also result in higher advertising revenue.

        Several of the Crown Media United States' existing distribution agreements contain "most favored nations" clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In the past, Crown Media United States was asked to comply with such clauses and modify its distribution agreements with certain distributors. Any claims under these clauses in the future could result in the payment of cash or the issuance of stock by us to our distributors and would negatively affect subscriber revenue; however, if our subscription base is increased as a result of such modification, it could result in higher advertising revenue.

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

        Currently, we are dependent on Hallmark Entertainment to distribute and license our film assets to third parties for us under the terms of a three-year service agreement, which expires on December 31, 2003. This arrangement reduces our control over the sales and distribution of the film assets and might delay our realization of the full revenue stream from the film assets. Each of Hallmark Entertainment and us has the right to terminate the service agreement after the first year. If Hallmark Entertainment elects to terminate the agreement, we may not be able to establish our own or obtain alternative distribution services of equivalent quality or on terms as favorable to us. Termination of this service agreement could hinder our ability, at least in the short-term, to achieve the amount of additional revenue anticipated from these activities and could adversely affect the market price of our Class A common stock.

If we are unable to increase significantly our advertising revenue, we may be unable to achieve profitability.

        Although we expect that over time our advertising revenue will increase, if we fail to increase significantly our advertising revenue, we may be unable to achieve or sustain profitability, or expand our business. Our failure to increase advertising revenue may be a result of any or all of the following: (i) we have a limited history of marketing and selling advertising time, particularly internationally; (ii) we may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience for our U.S. channel; (iii) our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our competitors; and/or (iv) we may fail to improve our ratings and, as a result, we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our channels, our number of subscribers, and the viewership ratings for our programming.

Hallmark Entertainment Investments controls us and this control could create conflicts of interest or inhibit potential changes of control.

        Hallmark Entertainment Investments controls all of our outstanding shares of Class B common stock and owns shares of Class A common stock, representing approximately 96.1% of the outstanding voting power on all matters submitted to our stockholders. Hallmark Entertainment Holdings, a subsidiary of Hallmark Cards, controls the voting of all our shares held by Hallmark Entertainment Investments. Hallmark Entertainment Investments' control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. Hallmark Entertainment Investments' control of the Company could give rise to conflicts of interest, in certain situations.

We could lose the right to use the name Hallmark because we have limited-duration trademark license agreements, which could harm our business.

        We license the name "Hallmark" from Hallmark Cards and Hallmark Licensing, Inc., for various uses, including in the name of our international and domestic channels and this license expires on September 1, 2004. If Hallmark Cards determines not to renew the trademark license agreements for any reason, we would be forced to significantly revise our business plan and operations and could experience a significant erosion of our subscriber base and advertising revenue, particularly in the United States.

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

        We are currently using the Network Operations Center for the origination and playback of signals for the Hallmark Channel both domestically and internationally. Like other single-point facilities, the Network Operations Center is subject to interruption from fire, tornadoes, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the Network Operations Center's services. We currently do not have and are not planning a duplicate operations facility. Any significant interruption at the Network Operations Center affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

If our local distribution partner for the Latin American region fails to perform, our operations could be disrupted and our business harmed.

        In the first quarter of 2003, we moved the majority of our operations concerning the distribution of the Hallmark Channel in Latin America to a local distribution partner in Argentina, Pramer, primarily to substantially reduce our expenses for operations in this region. If Pramer is unable to adequately perform the functions of selling our Channel to local operators, to gain sufficient advertising sales and to appropriately market the Channel, or, if Pramer's services are significantly interrupted for any reason, we may not improve our performance in Latin America.

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

        Historically, a significant portion of our revenue has been generated from foreign operations. In order to maintain or expand our presence in foreign markets, we have entered and may in the future enter into joint ventures or other strategic relationships with local operators in foreign markets. Certain foreign laws, regulations and judicial procedures may not be as protective of programmer rights as those applicable in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. To the extent that significant currency fluctuations result in materially higher costs to any of our foreign customers, those customers may be unable or unwilling to make the required payments. We may be subject to delays in access to courts and to the remedies local laws impose in order to collect our payments and recover our assets. We also may experience problems with collecting accounts due from foreign customers, which would adversely affect our revenue and income. Our growth and profitability may also suffer as a result of, among other matters, competitive pressures on video delivery, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or affecting a particular customer.

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

        As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have generated a significant amount of goodwill. In accordance with recent accounting pronouncements, we ceased as of January 1, 2002, the amortization of this acquired goodwill, and we are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders' equity or profitability could be materially adversely affected.

        We also have a film cost relating to the amortization of the purchase price for the film assets that we use and license to others. This film cost is, and will continue to be, a significant component of our cost of services each quarter.

Our stock price may be volatile and could decline substantially.

        The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our Class A common stock to decline, including: (i) our operating results failing to meet the expectations of investors in any quarter; (ii) material announcements by us or our competitors; (iii) governmental regulatory action; (iv) technological innovations by competitors or competing technologies; (v) investor perceptions of our industry or prospects, or those of our customers; and (vi) changes in general market conditions or economic trends. Additionally, of the approximately 73.9 million shares of the Company's outstanding Class A common stock, only 9.6 million shares (approximately 13%) are not held by affiliates of the Company. This stock ownership structure may also be a cause of volatility in the Company's market price.

Risks Relating to Our Industry

Competition could reduce our channel revenue and our ability to achieve profitability.

        We operate in the pay television business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment companies that have substantially greater resources than we have, our operating margins and market share could be reduced, and the growth of our business could be inhibited. In particular, we compete for distribution with other pay television channels and, when distribution is obtained, for viewers and advertisers with pay television channels, broadcast television networks, radio, the Internet and other media. We also compete, to varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information. Future technological developments may affect competition within this business.

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

        We may need to reduce our subscriber fees or license additional programming to remain competitive, and we may be unable to sustain future pricing levels as competition increases. Our failure to achieve or sustain market acceptance of our programming at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would harm our business.

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

        Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services that meet customer demands and evolving industry standards. The pay television industry has been, and is likely to continue to be, subject to:

  •
  rapid and significant technological changes, including continuing developments in technology which do not presently have widely accepted standards; and

  •
  frequent introductions of new services and alternative technologies, including new technologies for providing video services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2003, the decline of the fair value of the fixed income portfolio would not be material.

        As of September 30, 2003, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $3.5 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

        The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At September 30, 2003, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three and nine months ended September 30, 2003, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

        We have not used derivative financial instruments for speculative purposes. As of September 30, 2003, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

        As of September 30, 2003, we estimated the fair value of borrowings under our bank credit facility, excluding accrued interest, to be approximately $263.8 million and the fair value of borrowings under our line of credit with HC Crown, excluding interest, to be approximately $75.0 million. Because the interest rates on the bank credit facility and the line of credit with HC Crown are variable and are reset periodically, the fair value of this debt is not significantly affected by fluctuations in interest rates. A hypothetical 10% increase or decrease in assumed interest rates would decrease or increase the fair value of our debt by approximately $1.4 million, assuming that the balance of and the interest rates on our debt were fixed as of September 30, 2003. To the extent interest rates increase, our costs of financing will also increase because of variable rates applicable to certain of our outstanding debt. A hypothetical increase in assumed interest rates of 10% would have resulted in additional interest expense of $349,000 and $1.0 million during the three and nine months ended September 30, 2003.

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

        Our material interest bearing assets consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing assets was $3.1 million, or less than 1% of total assets, as of September 30, 2003. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, our bank credit facility, and our line of credit with HC Crown. The balance of those liabilities was $348.4 million, or 28% of total liabilities, as of September 30, 2003. Net interest expense for the three and nine months ended September 30, 2003, was $15.4 million, 30%, and $30.2 million, or 22%, of our total revenue, respectively. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest bearing assets.

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

        The Company's management with the participation of the Company's principal executive and financial officers, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003. Based upon this evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

Changes in internal controls.

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        On August 5, 2003, Crown Media Holdings issued the senior unsecured note. The issuance of the senior unsecured note was exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 promulgated thereunder.

        For further information regarding the senior unsecured note and changes made to our bank credit facility at the time of the issuance thereof, please see Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "Effects of Transactions With Related and Certain Other Parties—Senior Unsecured Notes" and "Bank Credit Facility; HC Crown Line of Credit and Senior Unsecured Notes," which descriptions are incorporated herein by reference.

        On September 19, 2003, Crown Media Holdings, Inc. issued 68,431 shares of its Class A common stock to Hallmark Entertainment Holdings. These shares were issued as payment of a portion of the commitment fee payable by Crown Media Holdings under, and in accordance with the terms of, a Promissory Note dated December 14, 2001, made by Crown Media Holdings in favor of HC Crown. The amount of the commitment fee owing and satisfied by this share issuance was $281,250. The issuance of the shares were exempt from registration under the Securities Act of 1933 as a non-public offering pursuant to Section 4(2) of the Act. We based our reliance upon this exemption on the facts of the transaction, including that the issuance and offering of the shares were made only to an affiliate of Hallmark Cards that owns more than a majority of our shares.

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
10.1
Note Purchase Agreement, dated August 5, 2003 between Crown Media and HC Crown Corp, previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2003 is incorporated herein by reference.
10.2
10.25% senior unsecured discount note dated August 5, 2003 issued by Crown Media, previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2003 is incorporated herein by reference.
10.3
Amendment No. 6, dated August 5, 2003 to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, as amended, among Crown Media, Guarantors, Lenders and JP Morgan Chase Bank as Administrative Agent and Issuing Bank for the Lenders, previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 6, 2003 is incorporated herein by reference.
10.4	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited.
10.5	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Media International, LLC.
10.6	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC.
10.7	Employment Agreement, dated as of June 23, 2003, between the Company and William Abbott.
10.8	Employment Agreement, dated as of September 15, 2003, between the Company and Paul FitzPatrick.
10.9	Employment Agreement, dated as of June 20, 2003, between the Company and Chris Moseley.
31.1	Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.
(b)
Reports on Form 8-K

        During the quarter ended September 30, 2003, we filed the following Form 8-K reports:

  •
  Report filed on July 22, 2003, regarding Items 5 and 7;

  •
  Report filed on August 6, 2003, regarding Items 5 and 7; and

  •
  Report filed on August 14, 2003, regarding Items 7 and 12.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ DAVID J. EVANS David J. Evans	Director and Principal Executive Officer	November 10, 2003
By:	/s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial Accounting Officer	November 10, 2003

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).
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
10.1
Note Purchase Agreement, dated August 5, 2003 between Crown Media and HC Crown Corp, previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2003 is incorporated herein by reference.
10.2
10.25% senior unsecured discount note dated August 5, 2003 issued by Crown Media, previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2003 is incorporated herein by reference.
10.3
Amendment No. 6, dated August 5, 2003 to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, as amended, among Crown Media, Guarantors, Lenders and JP Morgan Chase Bank as Administrative Agent and Issuing Bank for the Lenders, previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on August 6, 2003 is incorporated herein by reference.
10.4	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited.
10.5	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Media International, LLC.
10.6	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC.
10.7	Employment Agreement, dated as of June 23, 2003, between the Company and William Abbott.
10.8	Employment Agreement, dated as of September 15, 2003, between the Company and Paul FitzPatrick.
10.9	Employment Agreement, dated as of June 20, 2003, between the Company and Chris Moseley.
31.1	Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

QuickLinks

TABLE OF CONTENTS
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
CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended September 30, 2002 and 2003
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS