Form 10-K/A
period 2002-12-31
CROWN MEDIA HOLDINGS INC
filed 2003-12-08
CIK 1103837

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Class A Common Stock, $0.01 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter was $581,262,414.

        As of March 3, 2003, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,794,606, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed, are incorporated by reference in Part III of this report.

        This amended Form 10-K Report contains changes to the following items: Item 1, Business; Item 2, Properties; Item 5, Market for Our Common Equity and Related Stockholder Matters; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation; Item 8, Consolidated Financial Statements and Supplementary Data; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; and Item 14, Controls and Procedures. The only changes to the financial statements were presentation and certain disclosures. There were no changes to the reported amounts of assets, liabilities or equity or the reported amounts of revenues, expenses or net losses. Information in this 10-K Report is stated as of the date of the original filing of this 10-K Report unless otherwise expressly indicated.

        In this Annual Report on Form 10-K/Athe term s"Crown Media Holdings," or the "Company," refer to Crown Media Holdings, Inc.and, unless the context requires otherwise, Crown Media International, LLC ("Crown Media International"), Crown Media United States, LLC ("Crown Media United States"), Crown Media Distribution, LLC ("Crown Media Distribution"), Crown Entertainment Limited ("Crown Entertainment"), Crown Media Trust ("Crown Media Trust"), and H&H Programming—Asia, L.L.C. ("H&H Programming—Asia"), subsidiaries of Crown Media Holdings that operate our businesses. The term "common stock" refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

        The names Hallmark, Hallmark Entertainment, TOTAL CHOICE and other product or service names are trademarks or registered trademarks of their owners.

PART I

Item 1. Description of Business

Company Overview

        We own and operate pay television channels, known around the world as the Hallmark Channel, dedicated to high-quality, entertainment programming for adults and families.

        As a network, we offer compelling stories with talented actors, masterfully written, directed and produced. In addition, we purchased more than 700 titles from the Hallmark Entertainment Distribution, LLC library in September 2001. We believe that with the programming we own (the "Crown Media Library," the "Library" or the "film assets"), together with the programming we license from Hallmark Entertainment Distribution and third parties, we have established the Hallmark Channel internationally and in the United States as destinations for viewers seeking high-quality, entertainment for adults and families, and as attractive outlets for advertisers seeking to target these viewers. We have distribution agreements with leading pay television distributors in each of our markets. The following table shows for our channels: our programming sources, selected pay television distributors and the total number of our subscribers as of December 31, 2002. The importance and appeal of this format has been confirmed by the results of a quantitative research conducted for our U.S. channel. This research involves a number of studies to gauge the impact and appeal of the

Hallmark Channel and its format. For example, one study was done by a market research company using quarterly telephone polling.

Hallmark Channel
	International	U.S.
Programming Sources	• Crown Media Library	• Crown Media Library
	• Hallmark Entertainment Distribution	• Hallmark Entertainment Distribution
	• Third-party sources	• Third-party sources
Selected Pay Television Distributors	• BskyB	• Adelphia
	• Measat	• Cablevision
	• Pramer	• Charter
	• Sky Network	• Comcast (merged with AT&T)
	• Telepiu	• Cox
	• Via Digital	• DirecTV
	• Videoland	• EchoStar
• Time Warner
Total Subscribers	49.5 million	48.8 million

        As of February 28, 2003, our total number of subscribers had increased to approximately 103.6 million. We view a "subscriber" as a household that receives, on a full or part-time basis, the Hallmark Channel on a program tier of a distributor. We determine our domestic subscribers from subscriber numbers reported by Nielsen Media Research. Our number of subscribers outside the United States are based on monthly reports received from the cable, satellite and other distributors around the world which are licensed to distribute the Hallmark Channel. To our knowledge, the distributors of our channel outside the United States use the same definition for subscribers. Subscribers include both viewers who pay a monthly fee for the tier programming and so-called "promotional" subscribers who are given free access to the tier by the distributor for a limited time with the hope that they will eventually choose to subscribe and pay for the tier. For a more detailed description of our channels, see "—Channels—The Hallmark Channel—International" and "—Channels—The Hallmark Channel—United States."

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

        We have distribution agreements with leading pay television distributors in each of our markets. Internationally, these include British Sky Broadcasting ("BskyB"), Measat, Pramer, Sky Network, Telepiu, Via Digital and Videoland. We currently distribute our domestic channel through approximately 3,500 cable systems and communities and satellite providers. By the end of 2002, we had agreements with Adelphia, Cablevision, Charter, Cox, DirecTV, EchoStar, Mediacom, NCTC, and Time Warner for the distribution of our channel. Because of the acquisition of AT&T by Comcast during 2002, our contract with AT&T is now being administered by Comcast. We continue to provide programming to former AT&T subscribers now with Comcast. In the United States, Adelphia,

Cablevision, Charter, Comcast, Cox, DirecTV, EchoStar and Time Warner account for approximately 88% of all pay cable and television subscribers as of December 31, 2002. BskyB accounted for 17% of our consolidated revenue for the year ended December 31, 2002. BskyB accounted for 36% of our international revenue for the year ended December 31, 2002. No individual pay television distributor or advertiser accounted for 10% of our domestic revenue for the year ended December 31, 2002. No individual pay television distributor accounted for 10% of our consolidated subscribers for the year ended December 31, 2002.

        Through Crown Media Distribution, we exploit the Library to the extent not used by us. We license the use of Library films and programming to third parties around the world including terrestrial broadcasters in return for license fees.

        We license the trademark "Hallmark" for use on our channels pursuant to certain trademark license agreements with Hallmark Cards, Incorporated ("Hallmark Cards"). We believe that the use of this trademark is extremely important, particularly for our domestic channel, due to the substantial name recognition and favorable characteristics associated with the name in the United States. For further information concerning these trademark license agreements, see Part III—Item 13. Certain Relationships and Related Transactions—Hallmark Trademark License Agreements.

        Information concerning revenue, operating losses and identifiable assets attributable to each of our domestic and international pay television programming services and our distribution of films may be found in Note 15 of Notes to Consolidated Financial Statements in this Report.

Development of Business

        Crown Media Holdings, Inc., which was incorporated in the state of Delaware in December 1999, through its subsidiaries, owns and operates pay television channels dedicated to high quality, entertainment programming for adults and families, in the United States and in various countries throughout the world. The international operations of the Hallmark Channel now extend to approximately 122 countries and are operated by Crown Media International and, in the United Kingdom, by Crown Entertainment. Crown Media International commenced its operations outside the United States in 1995. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States. Crown Media International acquired an interest in Crown Media United States in 1998, and as a result of several transactions, Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Significant investors in Crown Media Holdings include Hallmark Entertainment InvestmentsCo., a subsidiary of Hallmark Cards, Liberty Media Corporation ("Liberty Media"), the National Interfaith Cable Coalition, Inc. ("NICC"), J.P. Morgan Partners (BHCA), L. P. ("J.P. Morgan"), and DirecTV Enterprises, Inc. ("DirecTV").

        Hallmark Cards controls us through its ownership of more than 80% of the equity interests in Hallmark Entertainment Investments and its control over the voting of our Class A and Class B common stock held by Hallmark Entertainment Investments. See also the description of the Hallmark Entertainment Investments Co. Stockholders Agreement in Item 13 below and Item 12 below regarding beneficial ownership of our securities.

        Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding a reorganization in 2002, a write-down of certain programming and a tax sharing agreement with Hallmark Cards.

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

        We are also a pay television channel provider. Pay television channel providers include all channel providers (except over-the-air broadcasters) and major U.S. and international networks. Pay television channel providers often produce programming and acquire or license programming from program suppliers and generally package the programming according to an overriding theme and brand strategy. Pay television restricts viewership through security encryption devices that limit viewership to paying subscribers. Pay television channel providers compete with each other for distribution and to attract viewers and advertisers. Pay television providers generally target audiences with a certain demographic composition, so that they can then sell advertising to advertisers seeking to reach the providers' demographic audiences.

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

Distribution Platforms

        Four major distribution platforms are currently used to transmit programming. First, cable television systems use coaxial or fiber optic cable to transmit multiple channels between a central facility, known as a headend, and the individual subscriber's television set. Second, analog and digital satellite broadcast systems (such as direct-to-home or "DTH") use satellite transponders to broadcast television programming to individual dwellings with satellite reception equipment, including a dish and a decoder. Third, digital terrestrial television broadcasters ("DTT") typically broadcast locally or through regional or national ground-based transmission networks. In general, such broadcasters use landline, microwave or satellite transmission systems to distribute programming to terrestrial transmission facilities for broadcast directly to viewers' homes. Finally, channels can also be distributed through satellite master antenna television ("SMATV"). SMATV is used primarily for buildings, such as apartments and hotels that receive programming from satellites by means of a single antenna that is connected to the buildings' headend. The television signals are then distributed to individual units in the building by cable.

Sources of Revenue

Subscriber Fees

        Pay television customers subscribe to basic services by paying monthly fees for basic channels to pay television distributors. The customers can also subscribe to additional packages of premium or pay-per-view services upon payment of additional fees. Primarily in international markets, pay television distributors generally pay a fee per subscriber for all or some subscribers to channel providers. We are a channel provider. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Advertising Revenue

        The advertising market differs greatly around the world. In the United States, the most developed television market, it was estimated by Advertising Age that, as of December 31, 2002, 22% of all advertising expenditures were spent on broadcast television and 17% of all advertising expenditures were spent on cable television. In other parts of the world, the amount spent by advertisers on television varies according to the development of each country's television market. In general, advertising expenditures are less in other countries than in the United States, both in terms of percentage of advertising expenditures as well as absolute dollars. Program ratings systems in many non-United States markets are growing rapidly, and as a result, advertisers are relying less on subscriber counts and more on empirical measurements when buying advertising time.

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

        The ability of a television channel to generate advertising revenue largely depends on estimated or actual viewing levels, primarily based on ratings, and on advertising rates. Typically, in the United States and some other markets, independent ratings systems on which advertising sales can be based are well established and widely accepted within the industry. In addition, pay television channel providers and distributors may also provide estimated or actual subscriber information. Our U.S. channel sells the majority of its advertising in the "up-front" season, generally in August, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for audience deficiency units, "ADUs," and sell the remainder in the spot market. ADUs are units of inventory that are made available to advertisers as compensation for inventory the advertiser purchased that ran in programs that under-delivered on the guaranteed ratings.

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

        Since February 2002, paid commercial programming, "infomercials," has been carried on a limited basis in several international regional feeds of the Hallmark Channel.

Ratings

        For the year, the domestic Hallmark Channel was rated the fastest growing cable network in terms of annual audience percentage growth in ratings for 2002 compared to 2001, with a 50% increase in ratings for total day and nearly a two-fold increase in household impressions. The Channel experienced increases of more than 50% over 2001 in all of its key demographics for adults and women for total day. These comparisons are from data of Nielsen Media Research for 2002 and 2001 for the approximately 50 ad-supported cable channels in the United States market. Among the approximately 50 ad-supported cable channels in the United States market, the Hallmark Channel ranked 27th in total day with a 0.298 household rating for the 2002 year and 27th for prime time with a 0.545 household rating for the 2002 year, according to Nielsen Media Research. Total day means the time period measured from the time each day the broadcast of commercially-sponsored programming commences to the time such commercially-sponsored programming ends. Household impressions are the average number of television households watching a channel during a specific time period. We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults 25-54 and Women 25-54.

        Internationally, during 2002 the international Hallmark Channel ranked in the top ten cable and satellite channels in the U.K. according to the Broadcaster Audience Research Board. In the U.K., the Channel enjoyed a strong and sustained increase in ratings over the past two years, and the most recent research shows that the Channel has by far the highest loyalty index of any entertainment channel. This recent research consists of a study from BARB-Infosys UK, a leading research firm for the time period January to February 2003. "Loyalty" is defined in terms of the average minutes viewed per day by channel viewers. Additionally, significant ratings growth has been achieved in the Scandinavian market with the quadrupling of audience share in Denmark over the last two years according to Gallup. The Channel in Poland, our most important Central and East European territory, experienced a 185% increase in viewing levels during the same period according to AGB Polska. Australia continues to be an important market for us, with a loyal audience that improved throughout 2002 resulting in the channel delivering its highest ratings to date in January 2003 according to an Australian rating agency.

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

The Hallmark Channel—International

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

Programming

        The international channel offers a range of award-winning programming including made-for-television movies, miniseries, epics, historical dramas and series. We seek programming that is consistent with our programming theme: "great stories that stay with you." The high quality, entertainment programming for adults and families that we offer is based on universal themes, includes world-renowned actors and actresses, such as Katherine Hepburn, Paul Newman, Gregory Peck, Glenn Close, Sidney Poitier, Whoopi Goldberg, Anjelica Huston, and James Earl Jones and is often filmed in international locations.

        Significant sources for our programming are the Crown Media Library and programming produced since January 1, 2001, by Hallmark Entertainment, Inc. ("Hallmark Entertainment"), which is available to us through our program agreements. Prior to the purchase of the Crown Media Library, we licensed substantially all of the titles in that library from Hallmark Entertainment Distribution. We enjoy access to new Hallmark Entertainment programming through an amended five-year program license agreement with Hallmark Entertainment Distribution. For more information regarding the program license agreements with Hallmark Entertainment Distribution, please see Part III below. Hallmark Entertainment currently provides family programming for audiences worldwide, generally delivering more than 40 projects each year. For the year ended December 31, 2002, approximately 54% of our international programming was from the Crown Media Library or licensed from Hallmark Entertainment Distribution. We licensed for that same time period the remaining portion of the international channel's programming line-up from third parties. This third party programming is consistent with the themes and quality of the material we own or license from Hallmark Entertainment Distribution. We license programming from third party suppliers such as Carlton International Media Limited, CBS Broadcast International, Beyond Distribution Pty Ltd., Southern Star Sales Limited, Hearst Entertainment, Inc., Paramount Pictures (Australia) Pty Ltd., Columbia Tri-Star International and Buena Vista (Disney).

        During 2002, we aired third-party series such as Star Trek, Judging Amy, Law and Order, The Guardian, Party of Five, and Touched by an Angel. We also aired third-party movies and mini-series including Pretty Woman, Princess Bride, Mission Impossible I, Color of Money, Judy Garland: Me and My Shadows, and Blonde: The Marilyn Monroe Story.

Distribution

        In the countries where we offer the international channel, we distribute the channel through a variety of distribution platforms, including cable, satellite broadcast systems, digital terrestrial television and satellite master antenna television. We distribute the channel through distribution agreements with local pay television operators such as BskyB, Measat, Pramer, Sky Network, Telepiu, Via Digital and Videoland. Our distribution agreements with such operators generally last two to five years. We have the capability to create and deliver our channel to new platforms in a short period of time through our broadcast infrastructure based in Greenwood Village, Colorado. We have entered into a strategic relationship with Pramer, S.C.A., which perform all day-to-day operations including program acquisitions, scheduling, marketing, advertising and affiliate sales, playback and uplink for our operations in Mexico, Central and South America.

        We regularly review existing and potential markets to assess their prospects. As the number of international channel subscribers increases in a market, we assess our ability to increase revenue or develop new revenue sources by subdividing the market through the addition of satellite signals to individual countries within that market as opportunities—particularly advertising—arise. When we subdivide a market, we are able to customize the channel to appeal to a more specific audience. The delivery of the international channel to more targeted audiences also increases the number of potential advertisers on the channel by creating more targeted advertising opportunities for local or regional businesses in the markets in which we operate.

        The following chart shows the approximate number of television households and pay television households, as estimated by Kagan World Media at December 31, 2002 (except where noted), and the number of our international channel subscribers at year-end 2001 and 2002.

				Hallmark Channel—Int'l Subscribers(1)		Hallmark Channel—Int'l December 31, 2002 % of Pay TV Households
Markets	Total TV House- Holds	Pay TV House- Holds	% Pay TV Penetration	December 31, 2001	December 31, 2002
	(000's)			(000's)
Asia Pacific:
Australia	7,050	1,750	24.8%	542	588	33.6%
China	313,014	237,891	76.0	106	—	0.0%
India(2)	96,359	39,238	40.7	8,757	8,803	22.4%
Indonesia	30,500	1,925	6.3	80	98	5.1%
Japan	47,850	27,410	57.3	130	—	0.0%
Korea(3)	13,354	3,300	24.7	2,613	3,213	97.4%
Malaysia	3,600	792	22.0	454	700	88.4%
New Zealand	1,280	766	59.8	283	352	46.0%
Philippines	10,238	1,820	17.8	750	654	35.9%
Singapore	1,000	327	32.7	190	259	79.2%
Taiwan	6,515	5,258	80.7	3,950	3,950	75.1%
Thailand	15,568	720	4.6	340	358	49.7%

Subtotal	546,328	321,197	58.8	18,195	18,975	5.9%
Europe, Middle East and Africa:
Africa(3)	6,359	1,501	23.6	699	788	52.5%
Belgium/Holland	10,755	10,459	97.2	136	218	2.1%
Bulgaria/Croatia/ Slovenia/Yugoslavia	2,964	1,089	36.7	254	450	41.3%
Czech Republic	4,082	2,049	50.2	408	417	20.4%
Denmark	2,458	1,891	76.9	324	938	49.6%
Finland/Iceland	2,091	1,215	58.1	70	68	5.6%
Hungary	3,646	3,067	84.1	244	468	15.3%
Israel(3)	1,750	1,730	98.9	1,369	1,721	99.5%
Italy	21,240	2,869	13.5	1,015	908	31.6%
Middle East(3)(4)	4,705	2,604	55.3	184	415	15.9%
Norway	1,884	1,261	66.9	432	498	39.5%
Poland	12,630	7,056	55.9	1,194	1,455	20.6%
Portugal	3,304	1,542	46.7	118	208	13.5%
Romania	7,701	3,758	48.8	556	1,154	30.7%
Russia	59,677	10,147	17.0	378	497	4.9%
Slovak Republic	2,117	1,756	82.9	344	294	16.7%
Spain	13,167	4,132	31.4	878	609	14.7%
Sweden	4,175	2,902	69.5	647	719	24.8%
Turkey	16,100	1,200	7.5	394	452	37.7%
United Kingdom	24,640	10,516	42.7	5,557	7,135	67.8%

Subtotal	205,445	72,744	35.4	15,201	19,412	26.7%

Latin America:
Argentina	10,600	5,735	54.1	4,180	4,183	72.9%
Brazil	38,400	6,410	16.7	1,076	822	12.8%
Chile	4,400	1,013	23.0	502	514	50.7%
Colombia	8,600	919	10.7	509	535	58.2%
Mexico	19,000	4,425	23.3	2,910	3,083	69.7%
Other Latin America(5)	14,700	2,746	18.7	1,046	1,104	40.2%
Venezuela	4,000	1,132	28.3	808	895	79.1%

Subtotal	99,700	22,380	22.4	11,031	11,136	49.8%

TOTAL	851,473	416,321	48.9%	44,427	49,523

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

        The Company currently has international sales offices in Buenos Aires, Hong Kong, London and Sydney.

Sales and Marketing

        Our international channel focuses its marketing efforts on maximizing our two revenue streams in the individual markets in which the channel is distributed. Our international channel's marketing efforts vary by market depending on the maturity of the local television industry, the level of distribution of our Channel and the potential for the sale of advertising.

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

        In markets where our international channel has obtained substantial distribution or has exclusive agreements with primary distributors, marketing efforts are primarily directed toward maintaining subscribers and viewership. Our efforts in these markets are directed toward a primary target of men and women aged 18 to 49 and a secondary target of men and women aged 25 to 54. These consumer- directed marketing efforts are coordinated with and are often partially funded by our pay television distributors in each market. These efforts often include traditional marketing campaigns consisting of print, billboard, cross-channels, radio and television advertising. Additionally, we emphasize our unique relationship with our primary content supplier, Hallmark Entertainment Distribution, through the use of premier screening events, press tours with actors and actresses and viewer trips to movie sets. We also use our website to market and promote the channel through schedule information, movie synopses, games and contests.

        In markets where we are developing our international channel's advertising business, marketing efforts are also directed toward potential advertisers. When marketing the Hallmark Channel to potential advertisers, we focus on media planners and buyers and on regional and international advertisers.

The Hallmark Channel—United States

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

        Examples of programming from our library and the Hallmark Entertainment library include, Larry McMurtry's Lonesome Dove, 10th Kingdom, Sabrina the Teenage Witch, Dog of the Yukon: Call of the Wild and Larry McMurtry's Dead Man's Walk as well as programming from "The Collection" in the Hallmark Hall of Fame library such as William Faulkner's Old Man, Rose Hill, Sarah Plain and Tall and What the Deaf Man Heard. We benefit from these original Hallmark Entertainment productions, which are sometimes premiered and often aired on our domestic channel. Examples of third party programming shown on our domestic channel include the popular drama series Dr. Quinn Medicine Woman, Touched By An Angel, Rawhide, Bonanza, and Hawaii 5-0. Other examples of our third party programming include acquired movies and miniseries such as Roots, North and South, and Great Gatsby. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time.

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

Pay Television Distributor	Total U.S. Pay TV Households(1)	Hallmark Channel—U.S. Subscribers(1)	Hallmark Channel—U.S. % of Distributor's Pay TV Households
	(In thousands, except percentages)
DirecTV	11,160	9,262	83.0%
Comcast	23,899	8,963	37.5%
Time Warner	13,143	8,815	67.1%
Charter	7,174	4,919	68.6%
Echostar	8,010	3,660	45.7%
Adelphia	5,768	3,625	62.8%
Cox	6,332	3,106	49.1%
Cablevision	3,042	1,521	50.0%
All others	11,157	4,944	44.3%

Total	89,685	48,815	54.4%

(1)
Source: Nielsen Code and The Nielsen Public U.E. December 2002 and Skyreport November 2002.

        During 2002, we amended our long-term distribution agreement with Time Warner. During 2001, we signed or amended long-term distribution agreements with NCTC, DirecTV, Adelphia, Echostar, Cable One, Charter Communications, and Buckeye Communications.

Sources of Revenue

        We currently derive all of our domestic channel revenue from subscriber fees and advertising sales. We charge our pay television distributors a monthly per subscriber fee for the right to broadcast our domestic channel. Generally, these distribution agreements last from five to 10 years, and sometimes include annual increases of both subscribers and per subscriber fees. A distribution agreement may also involve a payment by us for the establishment of the relationship or, together with or in lieu of any payment, the free carriage of our channel to subscribers for a period of time and discounts or no fees if certain subscriber levels are achieved. Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding subscriber fees. For the years ended December 31, 2002, 2001, and 2000 revenue derived from subscriber fees for the domestic channel were approximately $13.5 million, $13.9 million, and $11.1 million, respectively.

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

        For over 50 years Hallmark has been a leader in high-quality original television production. The Hallmark Channel is the only home on cable television for the Hallmark Hall of Fame Collection, a selection of movies from an award-winning entertainment series. Much of the Hallmark Channel's unique programming comes from Hallmark Entertainment, including Moby Dick, Alice in Wonderland and Dinotopia. Hallmark Entertainment original productions rank among the highest-rated programs on U.S. broadcast network television.

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

        In November and December of 2002, Hallmark and the Hallmark Channel launched the Hallmark Keepsake Sweepstakes, the largest cable/retail promotion in U.S. cable television history. It featured six holiday-themed original programming events, which resulted in the network's then-highest ratings ever for a December monthly period; the primetime average increased 40% over December 2001. This multi-media advertising campaign, which included television, print and radio displays throughout the 4,500 Hallmark Gold Crown stores, and the distribution of over 145 million game pieces in conjunction with the airing of six holiday-themed programming events.

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

        The creation of on-air promotional segments "interstitials", which are broadcast between the feature movies, miniseries and series, are typically outsourced to external vendors. Promotional segments are prepared in many languages for broadcast worldwide. These interstitials are intended to invite viewership, guide viewers to specific programming, and promote "brand awareness" for the Hallmark Channel.

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

        In 2001, we launched the Central Europe, Eastern Europe, Russia, Middle East, Israel, Latin America, Spain, Turkey and Scandilux feeds from our Network Operations Center. In February 2003, the playback operations for the two domestic feeds of the Hallmark Channel were transferred from a facility in Los Angeles to the Network Operations Center in Denver. By the end of the second quarter of 2003, it is anticipated that the playback operations of all the Channel's Asian feeds will be moved from a facility in Hong Kong to the Network Operations Center. Also in the second quarter of 2003, Pramer will start producing the Channel's four feeds for Latin America at a facility in Buenos Aires, however, three of the feeds will then be transmitted back to our Network Operations Center for distribution over our satellite capacity to our affiliates in most of Latin America. The remaining feed will be uplinked by Pramer from Buenos Aires for distribution to subscribers in Argentina, Uruguay and Paraguay.

        The following chart summarizes, for each of our markets, the distribution platforms through which we deliver our channels, our primary pay television distributors, the various languages in which our channels are broadcast, and the uplink and satellites we currently use to deliver our channels.

Market	Primary Distribution Platforms	Primary Pay TV Distributors	Languages	Playback Providers/ Locations	Uplink Providers/ Locations	Satellites
Latin America	Cable DTH	DirecTV Sky Latin America Cablevision	Spanish Portuguese English	Pramer, S.C.A. Argentina	Crown Media International, LLC Denver, CO	PAS 9 NSS 806
Asia Pacific	Cable DTH	Modi Videoland UBC MSO CNJOY	Mandarin Thai English Korean Hindi	DMC Hong Kong	Galaxy Hong Kong Tokyo, Japan	Apstar IIR
Central Europe	Cable DTH	United Pan-Europe Communications	Polish Hungarian Croatian Romanian Bulgarian English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
Scandinavia/ Benelux	Cable DTH	Via Sat Canal Digital Teledenmark	Swedish Dutch Norwegian Danish English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
Italy	DTH	Telepiu	Italian English		Telepiu Milan, Italy	Hot Bird 3
Spain	DTH	Via Digital	Castillian Portuguese English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
Africa	DTH	Multichoice	English		Multichoice Johannesburg, SAF	PanAmSat 4
Czech Republic	Cable	Kabel Plus Cable Association	Czech Slovak English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
Australia	Cable DTH	Foxtel Austar	English Australia	Foxtel Sydney, Australia	Foxtel Sydney,	Optus B3
Russia and Middle East	Cable DTH	NTV Gulf DTH	Russian Arabic English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
United Kingdom	DTH	BskyB NTL	English	BSkyB London, England	BSkyB London, England	Astra 2D
Israel	Cable	Tevel Golden Channels Matav YES DTH	Hebrew Arabic English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
United States	Cable	Time Warner DirecTV AT&T Charter Adelphia Echostar Cox Cablevision Comcast	English	Crown Media International, LLC Denver, CO	DMC Denver, CO	SES Satcom C-3
New Zealand	DTH	Sky New Zealand	English	Sky Auckland	Sky Auckland	Optus B1
Turkey	DTH	Digiturk	Turkish English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3

        The contracts with the parties providing uplink, satellite and other services for the delivery of our channel expire from 2004 through 2011; a few of these contracts also contain provisions allowing the vendor to terminate the contract earlier under limited conditions. Amounts payable under these contracts are reflected in "Operating Leases" in the schedule of contractual commitments as of December 31, 2002 as shown in Item 7 below.

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

        Information on our ratings in the United States and in the United Kingdom is described under "Company Overview" above. At December 31, 2002, the Hallmark Channel ranked 43rd in the number of television households reached in the United States, out of the 61 cable networks measured by Nielsen. Our standing in other international markets varies.

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

Long-Term Distribution Contracts that Call for Increasing Subscriber Counts and Fees

        At December 31, 2002, we had long-term distribution agreements with AT&T, Adelphia, Cablevision, Charter, Cox, DirecTV, EchoStar, Mediacom, NCTC, and Time Warner in the United States, as well as a number of other distributors. We were also seeking to enter into a similar long-term distribution agreement with Comcast. The terms of our major distribution agreements generally provide for subscriber count increases and rate increases to us over time, although some provide for lower or no subscriber fees if certain levels of subscribers are achieved.

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

Experienced Management

        Members of our senior management team have experience launching, promoting and operating channels both domestically and internationally. They have held senior positions at The Discovery Channel, Cable Satellite Public Affairs Network ("C-SPAN"), the News Corporation, Telecommunications International, Inc., ABC, CBS Sports, Turner Network Television, MediaOne, International, the Golf Channel and USA Networks.

Competitive Risks

One Channel Distributed Domestically and Internationally

        We operate one Channel, although the programs on the Channel in the United States and in various countries differ. Many competitors have more than one channel and may also be diversified entertainment companies, giving them an advantage in dealing with distributors and advertisers.

Entertainment Programming

        Our programming is entertainment designed for adults and families and is intended to meet quality standards that are associated with the Hallmark trademark. Competitors may have more flexibility in programming.

Ratings Which Affect Advertising

        Our ratings have improved substantially over the last two years in the United States and in the United Kingdom. Nevertheless, our competitors include channels with more subscribers and higher ratings in these countries, which affects rates that we can charge for advertising.

Pramer Distribution Arrangements

        A majority of our operations in Mexico and Central and South America are handled by a local distribution partner in Argentina, Pramer. As discussed further under "Risk Factors and Forward-Looking Information" below, we are therefore dependent on Pramer to sell our channel to local distributors and to gain sufficient advertising.

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

        Currently, our domestic channel's research department translates our overall business strategy into a cohesive research program. This information assists our executives to more effectively target, brand, promote, program, and better understand where opportunities lie, in order to increase our domestic channel's market share.

        In 2001 the research department was reorganized, acquiring sophisticated ratings systems (Npower, PNF2 and Adviews) and competitive tracking database hardware and software. Trends and changes from these ratings systems are reported to top management for short and long-term strategic planning.

        Our domestic channel's performance is tracked through an internal tracking study established in July 2001, which is a monthly telephone survey conducted among a national probability sample of approximately 1,000 adults. Since January 2002, the department has also subscribed to Equitrends Research for brand data, which includes quality, salience, and equity scores for both television networks and all brands. Another valuable resource is Cable Q, a research service that advertisers and networks have subscribed to for more than thirty years. Cable Q data is useful for monitoring the level of "viewer satisfaction." The TVQ/Cable Q system is distinguished by its ability to measure the "commitment" viewers develop over time to specific shows and cable networks. Historically, this resource has served the industry as a solid indicator of future success.

Employees

        We had 356 employees as of December 31, 2002, compared to 412 employees at December 31, 2001. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good.

        Substantially all of our international channel's employees work at our headquarters in Greenwood Village, Colorado and London, England. Substantially all of our domestic channel's employees work at our offices in Studio City, California and New York, New York.

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

        Local pay television distributors in foreign countries typically have a statutory duty to ensure that the programming and advertising that they re-transmit on behalf of foreign broadcasters conforms to the regulatory scheme under which each local platform provider is licensed. Our contracts with many of our local platform providers require that our programming comply with domestic broadcasting regulations. Generally, each of our pay television distributors and thus our programming carried on their systems must adhere to the broadcasting and advertising regulations of each platform provider's licensing jurisdiction.

        As indicated above, the laws and regulations applicable to the Hallmark Channel apply in general to our distributors and not directly to us. We rely in part on information provided by our local distributors in taking steps to comply with applicable laws.

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

Risk Factors and Forward-Looking Statements

        The discussion set forth in this Annual Report on Form 10-K/A contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings management, as of the date of this Annual Report on Form 10-K/A including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as "expects," "anticipates," "believes," or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings' actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed below in this Form 10-K/A. Crown Media Holdings will not update any forward-looking statements contained in this Annual Report on Form 10-K/A to reflect future events or developments.

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

        We have a substantial amount of indebtedness. As of December 31, 2002, our total debt was $384.5 million and we had $335,000 of cash and cash equivalents. In addition, subject to the restrictions under our various debt agreements, we may borrow additional amounts under our line of credit with HC Crown Corp. ("HC Crown") to cover the negative cash flow resulting from our current operations, and incur additional indebtedness from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes. Our principal sources of funds for the next 15 months will be cash generated from operating activities, borrowings under the HC Crown line of credit, and cash generated from the tax sharing agreement with Hallmark Cards. For further information on the HC Crown line of credit and the tax sharing agreement, see Part III—Item 13—Certain Relationships and Related Transactions—"Hallmark Demand Notes and Line of Credit" and "Tax Sharing Agreement."

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

        Several of the Crown Media United States' existing distribution agreements contain "most favored nations" clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. In August 2001, Crown Media United States entered into a new distribution agreement with DirecTV, Inc. under which the Hallmark Channel was repositioned to DirecTV's TOTAL CHOICE(R) Package and our subscribers increased significantly. Several other distributors, whose agreements contain "most favored nations" provisions, have indicated an interest in some or all of the DirecTV terms. Crown Media United States is currently in discussions with several other of these distributors and has already amended its agreement with one of the distributors to incorporate some of the DirectTV terms. For information concerning this amendment to an existing distribution agreement with a large domestic distributor, please see "Revenue" under Item 7 below. Any further modification of these existing agreements to adopt the DirecTV terms, or any other new terms, could result in the payment of cash or the issuance of stock by us and will negatively affect subscriber revenue.

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

        Hallmark Entertainment Investments controls all of our outstanding shares of Class B common stock and owns shares of Class A common stock, representing approximately 91% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment Investments' control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. Hallmark Entertainment Investments' control relationship with us also could give rise to conflicts of interest, including:

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

        We license the name "Hallmark" from Hallmark Cards and Hallmark Licensing, Inc., for various uses, including in the name of our international and domestic channels. The license agreement for our international channel permits the use of the Hallmark trademarks outside the United States and Canada through November 30, 2003, so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of our voting interest and at least 35% of our equity interest and designate a majority of our board of directors, and so long as there is no event of default under the agreement. The license agreement for our domestic channel permits the use of the Hallmark trademarks in the United States through November 30, 2003, under terms substantially similar to the terms applicable to the license of our international channel. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including our failure to meet minimum programming thresholds dependent on programming provided by affiliates of Hallmark Cards or to comply with Hallmark Cards' programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue, particularly in the United States.

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

        In the first quarter of 2003, we are moving the majority of our operations concerning the distribution of the Hallmark Channel in Mexico, Central and South America to a local distribution partner in Argentina, Pramer. One purpose of the action is to substantially reduce our expenses for operations in this region. If Pramer is unable to adequately perform the functions of selling our Channel to local operators, to gain sufficient advertising sales and to appropriately market the Channel, we may not improve our performance in the region and our business in the region could be detrimentally affected. In addition, Pramer will perform locally the origination and playback services currently performed under our control in the Network Operations Center for our feeds to Latin America, although all but one of these the feeds will be sent by Pramer back to Denver for uplink and distribution to affiliates over our satellite capacity on PAS-9. Any significant interruption of Pramer's services, which affects the Latin American feeds of our Channel, could have an adverse effect on the results of our business in the region.

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

  •
  downward revisions in securities analysts' estimates;

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

Hallmark Channel—International

Location	Use	Approximate Area in Square Feet
6430 South Fiddlers Green Circle Greenwood Village, Colorado	Executive and administrative office, post production and editing facilities and Network Operations Center	52,988
12700 Ventura Blvd. Studio City, California	Executive and administrative office	13,455
1325 Avenue of the Americas New York, New York	Executive and administrative office	3,781
1177 Avenue of the Americas New York, New York	Sales and administrative office	4,782
234 A Kings Road London, England	Sales and scheduling office	11,400
10 F-1 Sung Chiang Road Taipei, Taiwan	Sales office	1,600
25 Canton Road Hong Kong	Sales office	2,800
21 Nehru Place New Delhi	Sales and administrative office	375

Hallmark Channel—United States

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	37,345
1177 Avenue of the Americas New York, New York	Sales and administrative office and advertising traffic	14,346
205 N. Michigan Ave. Chicago, Illinois	Sales office	3,048

        We own most of the equipment and furnishings used in our businesses, except for satellite transponders, which are leased. See Note 8 of Notes to Consolidated Financial Statements for information on our leasing of property and equipment.

        Our film assets consist primarily of television movies and miniseries such as Alice in Wonderland, Merlin, Gulliver's Travels, the Temptations, Noah's Ark, Cleopatra, Arabian Nights and Lonesome Dove. Other examples of titles are rights to Laurel and Hardy and Our Gang movies from the Hal Roach library and to many children's and young adults titles from the Kushner-Locke library, such as the Josh Kirby series. The masters for these films are stored in vaults and laboratories leased by us.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of Registrant

        The following lists our executive officers and information regarding their principal occupations during at least the last five years.

        David J. Evans, 62, has been the President and Chief Executive Officer of Crown Media Holdings and a Director of Crown Media Holdings since May 2000. He also has served on BskyB's board of directors since November 2001. Prior to that, he served as President and Chief Executive Officer of Crown Media International from March 1999 to May 2000, the Non-Executive Chairman of the Governance Committee of Crown Media United States since March 1999, and a Director of Crown Media International from July 1999 until May 2000. Prior to that, he was the President and Chief Executive Officer of Telecommunications International, Inc. from September 1997 until February 1999. From July 1996 until August 1997, Mr. Evans was the Executive Vice President of News Corp. and also the President and Chief Executive Officer of Sky Latin America.

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

        Russel H. Givens, 56, has been President and Chief Executive Officer of Crown Media International since July 2000. Prior to that, he served as Executive Vice President and Chief Operating Officer of Crown Media International commencing in July 1998. From October 1994 until July 1998, he served as the Vice President, European Cable/Telephony for MediaOne, International.

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

PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

Market Information

        Our Class A common stock is listed on the Nasdaq National Market System under the ticker symbol "CRWN." Set forth below are the high and low sales prices for our Class A common stock for each quarterly period in 2001 and 2002, as reported on the Nasdaq National Market System.

	Price Range
Common Stock
	High	Low
2001
First Quarter	$21.813	$15.000
Second Quarter	$22.000	$16.630
Third Quarter	$18.650	$9.500
Fourth Quarter	$14.020	$8.320
2002
First Quarter	$14.350	$8.850
Second Quarter	$12.490	$6.850
Third Quarter	$8.150	$3.200
Fourth Quarter	$5.700	$0.800

        There is no established public trading market for our Class B common stock, of which 100% is owned by Hallmark Entertainment Investments Co.

Holders

        As of March 3, 2003, there were approximately 92 record holders of our Class A common stock and one record holder of our Class B common stock.

Dividends

        We have not paid any cash dividends on our common stock since inception. We anticipate that we will retain all of our earnings, if any, in the foreseeable future to finance the continued growth and expansion of our business, and we have no current intention to pay cash dividends. Our bank credit facility also prohibits our declaring or paying any cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides as of December 31, 2002, information for our only equity compensation plan, which is the Amended and Restated 2000 Long Term Incentive Plan and an option granted by a Hallmark Cards subsidiary, Hallmark Entertainment Holdings, Inc. to the Chairman of Crown Media Holdings.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(In thousands)				(In thousands)
Equity compensation plans approved by security holders	7,837		$12.38		1,879
Equity compensation plans not approved by security holders	3,400	(1)	$11.13	(1)	N/A

Total	11,237		$12.00		1,879

(1)
Pursuant to a provision in an employment agreement between Hallmark Entertainment Holdings and Robert A. Halmi, Jr., dated October 1, 2001, Hallmark Entertainment Holdings agreed to grant Mr. Halmi stock options to purchase from Hallmark Entertainment Holdings up to 3.4 million shares of Class A common stock of Crown Media Holdings at a price per share of $11.13. The employment agreement also contains put rights for Mr. Halmi. See item "Option of Robert A. Halmi, Jr." in Item 13 below for additional information.

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

Item 6. Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, and the consolidated balance sheet data as of December 31, 1998, 1999, 2000, 2001 and 2002 are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Subscriber fees	$20,648	$27,670	$47,921	$66,537	$67,913
Advertising	84	1,729	16,016	37,513	69,066
Licensing fees	—	—	—	2,267	23,950
Other	2,955	2,510	2,879	740	80

Total revenue	23,687	31,909	66,816	107,057	161,009
Cost of services:
Programming costs:
Affiliates	12,307	12,331	31,307	55,027	67,689
Non-affiliates	14,187	10,452	18,933	62,158	70,314
Amortization of film library	—	—	—	3,533	27,035
Subscriber acquisition fee expense	—	—	4,801	6,415	44,220
Depreciation and amortization of technical facilities	—	—	—	4,738	4,742
Operating costs	16,831	18,796	35,643	57,059	60,877

Total cost of services	43,325	41,579	90,684	188,930	274,877
Selling, general and administrative expense	8,412	20,472	46,271	70,709	60,223
Marketing expense	1,634	3,426	21,280	34,809	48,946
Reorganization expense	—	—	—	4,629	28,801
Depreciation and amortization expense	1,504	2,379	5,520	8,649	11,026
Amortization of goodwill	—	—	8,639	20,032	—

Loss from operations	(31,188)	(35,947)	(105,578)	(220,701)	(262,864)
Equity in net losses of unconsolidated entities	(4,918)	(18,992)	(9,328)	(655)	—
Guaranteed preferred beneficial accretion	—	—	—	(1,428)	(25,508)
Interest income (expense) and other, net	1,273	798	523	(10,392)	(22,603)

Loss before income taxes	(34,833)	(54,141)	(114,383)	(233,176)	(310,975)
Income tax (provision) benefit	(632)	(2,556)	(1,743)	3,344	(2,054)

Net loss	$(35,465)	$(56,697)	$(116,126)	$(229,832)	$(313,029)

Weighted average number of Class A and Class B shares outstanding	29,637	32,989	50,786	74,691	104,306

Net loss per share	$(1.27)	$(1.84)	$(2.32)	$(3.08)	$(3.00)

	As of December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,877	$3,865	$34,274	$13,859	$335
Goodwill	—	—	240,141	314,033	314,033
Total assets	117,674	80,003	530,078	1,626,358	1,492,262
Total long-term debt, excluding current maturities	10,000	—	—	205,894	382,206
Stockholders' equity (deficit)	(20,197)	(62,967)	246,808	776,866	467,595
Other Data:
Capital expenditures	$6,665	$2,569	$22,809	$11,150	$4,240
Total subscribers at year end:
Hallmark Channel—International	8,710	20,794	33,531	44,412	49,523
Hallmark Channel—U.S	—	—	26,488	43,532	48,815

Total subscribers	8,710	20,794	60,019	87,944	98,338

        Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding our reorganization in 2002.

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

        We are in continuous negotiations both with our existing distributors and new distributors to increase our subscriber base. In the United States, we are often subject to requests by distributors to pay subscriber acquisition fees for these additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. In both domestic and international markets we also may help fund the distributors' efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue will continue to be negatively affected by these subscriber acquisition fees, waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels; however, we believe that the resulting increase in subscribers will allow us to attract additional advertisers and command higher advertising rates.

        We also expect international subscriber rates to decrease as we renew distribution agreements with lower subscriber rates. These international fees are affected by the increasing competitive nature of the industry, the growth of digital cable, the shift in the industry in more developed countries from subscriber fee revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets.

        Crown Media United States' distribution agreements with the major cable and satellite distributors in the United States contain "most favored nations" clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. These clauses cover matters such as subscriber fees, launch support, local advertising time and other financial and operating provisions. In August 2001, Crown Media United States entered into a new distribution agreement with DirecTV under which the Hallmark Channel was repositioned to DirecTV's TOTAL CHOICE® Package and our subscribers increased significantly. Several other distributors, whose agreements contain "most favored nations" provisions, have indicated an interest in some or all of the DirecTV terms. Crown Media United States is currently in discussions with several of these distributors and has amended its agreement with one of the distributors to settle the "most favored nations" provisions. Any further modification of these existing agreements to adopt the DirecTV terms, or any other new terms, could result in the payment of cash or the issuance of stock by Crown Media Holdings and will negatively affect subscriber revenue and increase operating expenses.

        On November 7, 2002, we entered into an amendment of a distribution agreement with a large distributor in the United States. The amendment extends the distribution agreement for two years to December 31, 2007, and provides for the payment of a substantial cash amount in settlement of the "most favored nation" clauses in regard to the DirecTV terms and significantly increases the distributor's commitment to add full-time subscribers to our Channel. We paid a portion of the amount upon execution and will make monthly cash payments through December 1, 2003, for the balance. We are also required to pay a substantial market support payment, based on subscribers exceeding a final commitment number, through December 31, 2004. In addition, if the final commitment level of subscribers is achieved by the distributor, subscriber fees will not apply to subscribers above a specified number. The amendment also contains a "most favored nation" provision relating to other distribution agreements. A portion of the consideration given, totaling $32.3 million, relating to new full-time subscribers and term extension has been recorded as subscriber acquisition fees that are amortized over the remaining life of the distribution agreement. The marketing support payments under the amendment will be marketing expenses when incurred. The remaining portion of the consideration totaling $16.9 million is related to the settlement of the "most favored nation" clause and has been expensed as a component of subscriber acquisition fee expense.

        Our Channel is usually offered as one of a number of channels on either a basic tier or part of other program packages. Our Channel is generally not offered on a stand-alone basis in the United States. Thus, while a cable or satellite customer may subscribe and unsubscribe to the tiers and program packages in which our Channel is placed, these customers do not subscribe and unsubscribe to our Channel alone. We are not provided with information from the distributors on their overall subscriber churn; we instead are provided information on the total number of subscribers who receive the Hallmark Channel.

        Our number of subscribers depends on the number and size of the distributors which carry the Hallmark Channel and the program tiers on which our Channel is carried by the distributors. From time to time, we experience decreases in the number of subscribers domestically and internationally as promotional periods end or a distributor arrangement is amended or is terminated by us or the distributor. Any such changes in distribution arrangements in 2002 were minor and were more than offset by the increases in subscribers by means of other new or amended distribution agreements.

        Advertising sales generally are made on the basis of a price per advertising spot or per unit of audience measurement (for example, a ratings point). Prices vary on a market-by-market basis. Rates differ among markets depending on audience demographics. Our business strategies are designed to increase advertising revenues in 2003 and later years.

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

        Crown Media Distribution generates revenue from the film assets by granting licenses to exhibit the films to third parties. Hallmark Entertainment provides services to us to assist in the administration, distribution and other exploitation of the film assets. We are also using the films as programming for our television channels. We anticipate increases of revenue from the film assets in 2003, compared to 2002, if the market conditions improve.

Cost of Services

        Our cost of services consists primarily of program license fees, amortization of our film assets, subscriber acquisition fee expense, the cost of signal distribution, dubbing and subtitling, and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing markets and third-party programming to support our advertising strategy. We expect the cost of services to increase in 2003, compared to 2002, because of the following: We intend to acquire or use quality programming as part of our efforts to continue the increase in our ratings; the amortization of film assets will increase when sales of those assets increase; and we anticipate higher levels of subscriber acquisition fee expense as result of increases in the distribution of our Channel and the incurrence of the associated launch support fees. Other costs may decrease as a result of our 2002 reorganization. Overall, our goal is to have the cost of services be a lesser percentage of net revenue compared to prior years due to our anticipated increases in total revenue.

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

Revenue Recognition

        We recognize revenue when an agreement is executed, services are provided, price is determinable, and collectibility is reasonably assured. Management makes certain judgments concerning collectibility. In foreign markets, the Company evaluates collectibility on a customer-by-customer basis. Prior to any revenue recognition in foreign markets from a new customer, the Company must generally receive cash payment for the initial services provided. Once a payment is received, the Company reevaluates the customer's financial condition, and, if continued collectibility remains reasonably assured, revenue recognition under normal terms occurs prospectively.

Program License Fees Paid by Us

        Program rights acquired by us are deferred and amortized on a straight-line basis over their license periods (the "airing windows") or anticipated usage, whichever is shorter. At the inception of these contracts and periodically thereafter, we evaluate the recoverability of these costs versus the revenue directly associated with the programming and related expenses. This evaluation is based upon factors such as ratings, changes in programming content, and consumer demand. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional expense is recorded.

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

        On or after December 15, 2003, Crown Media Holdings will have the right to redeem any and all of the outstanding debentures at a redemption price equal to 100% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon. Since their issuance and through September 30, 2002, the Company expected to redeem the debentures during 2004. In light of the decline in the market price of the Company's Class A common stock, which affects the desirability of offering stock in the future to redeem the preferred securities, management determined that the Company will not make an optional early redemption of its trust preferred securities, but will wait until their final redemption date in December 2007. Consequently, under the applicable terms of the preferred securities and related contingent appreciation certificates, the cumulative interest rate is expected to be 18%, an increase of 4% from the 14% cumulative rate, which would have been payable if the securities were redeemed at the previously anticipated date of December 2004. The change in the interest rate from 14% to 18% has and will continue to result in higher interest expense and guaranteed preferred beneficial accretion that has and will continue to negatively impact the Company's results of operations for all future periods until these securities are redeemed. The required quarterly cash payments on the preferred securities remain unchanged, although the final redemption amount will be higher.

Goodwill

        As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have recorded a significant amount of goodwill. In accordance with accounting pronouncements, we ceased the amortization of goodwill as of January 1, 2002, and we are required to periodically review whether the value of our goodwill has been impaired. If we are required to write off our goodwill, the results of operations, stockholders' equity or profitability could be materially adversely affected. See "Goodwill" in Note 2 to Notes of Consolidated Financial Statements in this Report.

        We completed a valuation of Crown Media United States and H&H Programming—Asia to assist us in our annual analysis of impairment of goodwill. Based on the results of this valuation as of November 30, 2002, our goodwill was not impaired. Valuation of goodwill requires management estimation of projected discounted cash flows. Changes to projected cash flows or the discount rate could lead to the determination that our goodwill is impaired.

2002 Reorganization and Other Charges

        On October 7, 2002, the Company announced its intention to reorganize its operations to localize and concentrate its efforts on the Hallmark Channel in the U.S. and in its most successful international markets. The Company has made substantial progress reorganizing and localizing its operating and non-technical support functions formally located in the Company's U.S. based offices and has transferred those responsibilities to regional staff and/or outsourced them. The Company has entered into an agreement with a local distribution partner, Pramer, who will perform the day-to-day operations of the Hallmark Channel in Latin America (Mexico, Central America and South America). We expect to complete the reorganization by the end of the first quarter of 2003. Once completed, our workforce will be reduced by approximately 30% or 130 positions.

        We recorded a charge of $28.8 million during the fourth quarter of 2002 reflecting the reorganization. This charge was comprised of a charge of $5.5 million for severance costs and charges of $23.3 million related to satellite and facility exit costs. As a result of the reorganization, the Company expects to reduce annual operating costs by $25.0 million, comprised primarily of decreases in expenditures for satellite and facilities of $23.0 million and for salaries and benefits of $2.0 million, when compared to 2002.

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

Effects of Transactions with Related and Certain Other Parties

        In 2003 and in prior years, we have entered into a number of significant transactions with Hallmark Cards or its subsidiaries. As of March, 2003, these transactions concern, among other things, programming, trademark licenses, administration of our film assets, administrative services, a line of credit and a tax sharing agreement. For detailed information regarding these transactions, please see Part III, Item 13, "Certain Relationships and Related Transactions."

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

        During the fourth quarter of 2001, we began earning film licensing fees revenue from our purchased film assets. In addition to our use of these film assets on our channels, we are generating film licensing fee revenue as we establish ourselves in the program distribution market. For the year ended December 31, 2002, we earned film licensing fee revenue of $24.0 million as compared to $2.3 million in 2001. This level of licensing fees reflects what we believe to be a temporary soft demand in the international market for our film products because of a worldwide downward correction in prices and an oversupply of television programming in 2002.

        Cost of services.    Cost of services for the year ended December 31, 2002, increased to $274.9 million from $188.9 million, which represents an increase of $86.0 million, or 45%, over the comparable period in 2001. Cost of services as a percent of net revenue decreased to 171% for the year ended December 31, 2002, as compared to 176% for the year ended 2001. This decrease was primarily due to our 50% increase in net revenue discussed above, offset by the effect of increased programming and other costs discussed in the two paragraphs below.

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

        Expanded distribution and new agreements in the U.S. resulted in an increase in subscriber acquisition fee expense of $37.8 million to $44.2 million for the year ended December 31, 2002, as compared to $6.4 million for the same period of 2001. As the result of the settlement and adjustment of certain contractual matters with U.S. distributors, expense of $21.6 million was recorded during the fourth quarter of 2002. Operating costs for the year ended December 31, 2002, which include playback, dubbing and subtitling, transponder and interstitial expenses, increased 7%, primarily as a result of the $7.9 million write-down of certain subtitling and dubbing costs in our international market. Bad debt expense remained approximately the same for the year ended December 31, 2002, as compared to the same period of 2001 due to improved collections of receivables, decreased write-offs related to our international customers and the use of a cash basis for certain foreign accounts. In addition, during the year ended December 31, 2002, our revenue from domestic advertising and film licensing grew at a significantly higher rate than revenue from international sources and our collection rate on domestic advertising and film licensing has historically been better than international sales.

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

        Amortization of goodwill.    Amortization of goodwill for the year ended December 31, 2001, was $20.0 million. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which was being amortized over 20 years. In conjunction with the acquisition of EM.TV & Merchandising AG's 50% interest in H&H Programming—Asia and the remaining 22.5% common interests in Crown Media United States on March 15, 2001, we recorded goodwill in the amount of $93.9 million, which was being amortized over 10 years. The amortization of goodwill arising from past acquisitions ceased as of January 1, 2002.

        Loss from Operations.    Loss from operations for the year ended December 31, 2002, was $262.9 million, which was comprised of a loss from operations of our domestic segment of $145.9 million, a loss from operations of our international segment of $108.3 million, and a loss from operations of our film distribution segment of $8.7 million. Loss from operations for the year ended December 31, 2001, was $220.7 million, which was comprised of a loss from operations of our domestic segment of $186.0 million, a loss from operations of our international segment of $31.8 million, and a loss from operations of our film distribution segment of $2.9 million.

        Equity in net losses of unconsolidated entities and investment expenses.    Equity in net losses of unconsolidated entities and for the two and one-half months ended March 15, 2001, was $655,000. We acquired the remaining common interests in Crown Media United States and H&H Programming—Asia on March 15, 2001.

        Guaranteed preferred beneficial accretion.    Guaranteed preferred beneficial accretion for the year ended December 31, 2002, was $25.5 million as compared to $1.4 million in 2001. This expense relates to future payments on our debentures issued on December 17, 2001, in connection with the preferred securities of Crown Media Trust. We recorded gains of $11.7 million on marking our derivative liabilities to fair value for the year ended December 31, 2002, as a component of the accretion of guaranteed preferred beneficial interest. We anticipate that this expense will further increase until the Company's redemption of the trust preferred securities in December 2007. Management has determined that the Company will not make an early redemption of its trust preferred securities prior to their maturity in December 2007. This determination had the consequent impact of increasing the cumulative interest rate from 14% to 18%.

        Interest income (expense) and other, net.    Net interest and other expense for the year ended December 31, 2002, increased to $22.6 million from $10.4 million, which represents an increase of $12.2 million, over the comparable period in 2001. This increase was primarily due to increased borrowings under our credit facility and interest on our convertible debt. We anticipate that this expense will further increase until the Company's redemption of the trust preferred securities in December 2007. Accretion expense of $495,000 related to certain discounted liabilities arising from the reorganization was also recorded in the fourth quarter of 2002.

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Overview.    Significant variances exist between results of operations in 2000 and 2001 as a result of the reorganization of Crown Media United States as of May 9, 2000, as well as the acquisitions of the remaining common interests of Crown Media United States and H&H Programming—Asia on March 15, 2001.

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

        Amortization of goodwill.    Amortization of goodwill for the year ended December 31, 2001, increased to $20.0 million from $8.6 million, which represents an increase of $11.4 million, or 132%, over the comparable period in 2000. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, and the acquisition of the remaining common interests in Crown Media United States and H&H Programming—Asia on March 15, 2001, we recorded goodwill in the amounts of $248.8 million and $93.9 million, which have been amortized over 20 years and 10 years, respectively. The amortization of goodwill arising from past acquisitions ceased as of January 1, 2002, in accordance with revised accounting standards issued by the Financial Accounting Standards Board in June 2001. We no longer record amortization expense of $5.5 million per quarter, or $22.0 million per year, which will significantly decrease our net loss subsequent to December 31, 2001. However, goodwill and other intangible assets are subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a methodology for measuring impairments, prescribed by these pronouncements.

        Loss from Operations.    Loss from operations for the year ended December 31, 2001, was $220.7 million, which was comprised of a loss from operations of our domestic segment of $186.0 million, a loss from operations of our international segment of $31.8 million, and a loss from operations of our film distribution segment of $2.9 million. Loss from operations for the year ended December 31, 2000, was $105.6 million, which was comprised of a loss from operations of our domestic segment of $94.3 million and a loss from operations of our international segment of $11.3 million.

        Equity in net losses of unconsolidated entities and investment expenses.    Equity in net losses of unconsolidated entities and investment expenses for the year ended December 31, 2001, decreased to $655,000 from $9.3 million, which represents a decrease of $8.7 million, or 93%, over the comparable period in 2000. This decrease was primarily due to the acquisition of a majority interest in Crown Media United States on May 9, 2000, and the acquisition of the remaining common interests in Crown Media United States and H&H Programming—Asia on March 15, 2001. We commenced consolidation of Crown Media United States and H&H Programming—Asia on the dates of the acquisition. Net losses derived from Crown Media United States and H&H Programming—Asia were recorded under the equity method of accounting through May 9, 2000, and March 15, 2001, respectively, and consolidated thereafter.

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

        The following table aggregates all of our contractual commitments as of December 31, 2002.

	Scheduled Payments by Period
Contractual Obligations	Total		Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$373.2		$0.3	$—	$372.9	$—
Capital Lease Obligations	10.7		1.4	3.3	3.8	2.2
Operating Leases	89.3		15.5	30.4	21.7	21.7
Other Long-Term Obligations
Program license fees payable to non-affiliates and NICC	90.0		50.8	39.2	—	—
Program license fees payable to Hallmark Entertainment Distribution	68.2	(a)	8.0	—	60.2	—
Program license fees payable for future windows	219.5		66.0	96.6	45.1	11.8
Subscriber acquisition fees(b)	48.5		45.9	2.6	—	—
Payable to Hallmark Entertainment Holdings	52.1	(c)	—	—	52.1	—
Payable to Hallmark Entertainment	47.9	(c)	—	—	47.9	—
Guaranteed preferred beneficial interests in Crown Media Trust's debentures	221.6	(d)	—	—	221.6	—
Company obligated mandatorily redeemable preferred interest	25.0		—	25.0	—	—

Total Contractual Cash Obligations	$1,246.0		$187.9	$197.1	$825.3	$35.7

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

        Our financial position and operations changed significantly during 2001. Substantial revenue producing assets were acquired through the issuance of debt and stock with funds available under our credit facility. In August 2001, we issued $80.1 million of common stock for additional carriage on a U.S. pay television distributor. In September 2001, we acquired approximately 700 films for $592.0 million in common stock and assumption of $220.0 million of debt. The expectation is that these additional assets will provide positive cash flow for the foreseeable future as revenue and amortization are recognized while minimal additional cash outflows are required. These acquisitions and our continuing use of cash in operations required several financing transactions during 2001. In September 2001, we established a bank credit facility of $285.0 million, which was subsequently increased in December 2001, to $320.0 million. In December 2001, we also issued preferred securities in a private placement transaction for $265.0 million. During 2002 we did not enter into any additional financings, but did borrow $168.5 million on the remainder of our credit facility and were advanced $5.0 million under our line of credit with HC Crown.

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

        Our principal sources of funds are currently continuing cash inflows from operations (after expenditures for programming and subscriber acquisition fees), cash on hand, available borrowings under the $75.0 million HC Crown line of credit, and periodic cash inflows expected under the new tax sharing agreement described below. On December 31, 2002, we had an available cash balance of $335,000 and $70.0 million available under the HC Crown line of credit. We have been borrowing under the line of credit with HC Crown in 2002 and 2003 in order to support the cash needs of our operations. We expect that the tax sharing agreement with Hallmark Cards will result in receiving a minimum of $40.0 million to $50.0 million of cash annually in 2003 and 2004. Additionally, we anticipate cash inflows from our library assets to be approximately $20.0 million to $25.0 million in 2003 and $35.0 million to $40.0 million in 2004. As of December 2003, based upon our current business and our current projections, we anticipate no additional financings in 2004 or future years, except any refinancings of existing obligations. Taking into account our projected revenues and expenditures, we believe that cash inflows from operations, cash on hand, the HC Crown line of credit and periodic payments received under the tax sharing agreement will be sufficient for our liquidity needs through at least March 31, 2004.

        We project that advertising revenue and subscriber revenue will increase in 2003 and 2004, and that certain operating expenses will decrease due to the reorganization in the fourth quarter of 2002. Any decline in the popularity of the Hallmark Channel, future modifications to our distribution agreements, a decline in the advertising market, unexpected increased competition or other adverse operating conditions could impact our ability to achieve our projected operating results. If projected operating results are not achieved, we would need to obtain additional funding. In that event, we would consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to us. Any new debt financing would require the agreement of existing lenders and preferred securities holders.

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

        The bank credit facility encompasses a term loan of $100.0 million and a revolving line of credit of $220.0 million, which includes up to $20.0 million of letters of credit available to be issued at our request. The aggregate principal amount of all outstanding revolving credit loans and term loans as well as letters of credit available under the credit facility must not exceed the amount of the "Library Credit" then in effect. The Library Credit means 50% of the most recent valuation of the film assets, based upon the net present value of cash flows. Currently the Library Credit is in excess of the maximum amount of the bank loans.

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

        The credit facility contains a number of affirmative and negative covenants. Negative covenants include: Limitations on indebtedness, liens, investments, "Restricted Payments," capital expenditures, changes in our business activities, and other matters; not amending the promissory note with HC Crown, the related letter of credit issued for our benefit or certain of our other material agreements; a requirement that EBITDA not be less than specified amounts for each quarter through December 31, 2003 and specified amounts for each fiscal year, starting December 31, 2004, maintaining net worth, as defined, of not less than specified base amounts plus income and 50% of equity investments after December 17, 2001, which includes a base amount of $602 million at December 31, 2002 decreasing to a base amount of $505 million at December 31, 2003; not permitting the Leverage Ratio (that is, the ratio of aggregate principal amount of indebtedness at the date of determination excluding any preferred stock and non-interest bearing obligations to EBITDA for the 12-month period ending on the date of determination) to exceed maximum leverage ratios from December 31, 2004 through June 30, 2006; and not permitting the Interest Coverage Ratio (the ratio of EBITDA to interest expense) at any time during the twelve-month periods ending at the end of each calendar quarter commencing December 31, 2004 to be less than specified ratios. Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the HC Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards, Hallmark Entertainment or any of their affiliates. The bank credit agreement permits Crown Media Holdings to use net cash proceeds from the issuance of debt or equity to be used for certain Restricted Payments.

The bank credit agreement also permits, among other things, payments by Crown Media Holdings to Hallmark Entertainment Distribution under program license agreements and to Hallmark Entertainment, Hallmark Cards or their affiliates under the terms of service agreements up to certain dollar amounts.

        Events of default under the bank credit agreement include: The failure to pay principal or interest, with the default continuing unremedied for five days after receipt of an invoice; a failure to observe covenants; a change in control; a change in management; a termination by Hallmark Cards or any of its affiliates of the right of Crown Media Holdings or its subsidiaries to use the names "Hallmark" or "Crown" in their television services or any channels owned or operated by them; or an event of default in relation to our trust preferred securities. For purposes of the credit facility, a change in control means that (a) Hallmark Cards ceases to own directly or indirectly at least 80% of the equity interest of Hallmark Entertainment (b) Hallmark Entertainment Holdings, Inc. ceases to have sufficient voting power to elect a majority of Crown Media Holdings' board of directors or beneficial ownership of over a majority of the outstanding equity interest of Crown Media Holdings having voting power (c) the majority of the Board is not comprised of individuals who were either in office or who were nominated by a two-third's vote of individuals in office or so nominated as at December 17, 2001, or (d) the consummation by the Company of a Rule 13e-3 transaction (or a "going-private" transaction) as defined in the Securities Exchange Act. A change in management means Robert Halmi, Jr. ceases for any reason to perform his functions and serve as chairman of Crown Media Holdings and Crown Media Holdings fails for a period of 90 consecutive days to propose a replacement acceptable to the lenders in their discretion.

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

        Each preferred security has a stated liquidation amount of $1,000, and each contingent appreciation certificate entitles the holder to receive cash, or at the holder's option, purchase approximately 38.3 shares of the Company's Class A common stock at a price of $13.07 per share, subject to adjustment. Crown Media Trust issued the preferred securities to Crown Media Holdings in exchange for Crown Media Holdings' 6.75% Subordinated Debentures due in 2007. Crown Media Holdings will pay interest on the Debentures at the same rate and at the same time as Crown Media Trust will make distributions on the preferred securities. Crown Media Holdings has guaranteed on a subordinated basis Crown Media Trust's obligations under the preferred securities.

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

        The contingent appreciation certificates issued by Crown Media Holdings will expire on March 15, 2008. On or after the occurrence of certain defined purchase or liquidation events, the holders will be entitled, at their option, (i) to a cash payment for a minimum return amount, or (ii) a right to purchase approximately 38.3 shares of Class A common stock at a price initially equal to $13.07, subject to adjustment, calculated on the date Crown Media Trust redeems or purchases the preferred securities. The minimum return amount means the amount when added to the liquidation amount and all cash distributions, which yields an internal rate of return of 14.0% to 18.0%, depending on the date of redemption or purchase. The contingent appreciation certificates, if fully exercised for stock, would represent approximately 10.1 million shares of the Company's Class A common stock.

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

        The debentures contain certain covenants, including restrictions on Crown Media Holdings' ability to incur indebtedness, make certain payments, engage in certain affiliated transactions, and engage in certain business combinations or asset sales.

        The holders of the shares of the Company's Class A common stock, issued upon exercise of the contingent appreciation certificates, are generally entitled to make one demand registration request in relation to such shares and also have certain piggy-back registration rights in connection with any public underwritten offering of Crown Media Holdings stock.

HC Crown Line of Credit

        In connection with the private placement, HC Crown issued a $75.0 million line of credit to Crown Media Holdings. The line of credit has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank facility and the units issued in the private placement, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. Crown Media Holdings will pay interest on any borrowings under the line of credit at a rate equal to LIBOR plus three percent, payable quarterly. In addition, until the termination of the Subordination and Support Agreement entered into by Hallmark Cards in connection with the private placement and such time as the debentures and contingent appreciation certificates are paid in full, Hallmark Cards has agreed to loan Crown Media Holdings an amount necessary to pay, when due, the $100.0 million in obligations owed to third parties by Hallmark Entertainment Distribution which were assumed by Crown Media Holdings in connection with its acquisition of the film library. Lastly, Hallmark Entertainment Distribution agreed to subordinate approximately $60.0 million in obligations owed by subsidiaries of Crown Media Holdings to it pursuant to certain program license agreements. HC Crown's obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston.

Tax Sharing Agreement

        On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards. Hallmark Cards will include Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards will benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards will pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under this federal tax sharing agreement, at Hallmark Cards' option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets. For further information regarding the tax sharing agreement, see Part III—Item 13. Certain Relationships and Related Transactions—Tax Sharing Agreement.

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

        Our material interest bearing assets consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing assets was $675,000, or less than 1% of total assets, as of December 31, 2002. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, our bank credit facility, and our private placement. The balance of those liabilities was $384.5 million, or 49% of total liabilities, as of December 31, 2002. The balance of our guaranteed preferred beneficial interest in Crown Media Trust's debentures was $221.6 million. Net interest expense for the year ended December 31, 2002, was $22.4 million, or 14%, of our total revenue. Our guaranteed preferred beneficial accretion for the year ended December 31, 2002, was $25.5 million, or 16%, of our total revenue. Our net interest expense and preferred beneficial interest expense is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and the volatility of our Class A common stock to the extent this volatility impacts the value of the derivative liability in our preferred securities. In this regard, changes in U.S. interest rates affect the interest bearing assets and our borrowings as do changes in the price of our Class A common stock.

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

Item 8. Consolidated Financial Statements and Supplementary Data

        Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

        The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2003 annual meeting of stockholders under the headings "Election of Directors," "Board Information," "Compensation of Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Security Ownership of Certain Beneficial Owners and Management." We intend to file the definitive proxy statement with the Securities and Exchange Commission on or prior to April 30, 2003.

Item 10. Directors and Executive Officers of the Company

        The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on or about June 10, 2003 under the headings "Election of Directors," "Board Information," and "Compensation of Directors and Executive Officers," and is incorporated by reference herein.

        David E. Hall and Donald J. Hall, Jr. are brothers.

Item 11. Executive Compensation

        The information required by this Item 11 is set forth in the Proxy Statement under the headings "Board Information" and "Compensation of Directors and Executive Officers," and is incorporated by reference herein.

        The options granted in 2002 to the Company's Chief Executive Officer and our four other most highly compensated executive officers serving at the end of 2002 have the following vesting schedules: In the case of Mr. Evans, the vesting of one-third of the shares on each of August 1, 2002, 2003 and 2004; and in the case of the other four officers vesting of one-fourth of the shares on each of March, 2003, 2004, 2005 and 2006.

        During 2002, none of our executive officers served on the board or compensation committee of another company which had one of its executive officers serve as one of our directors or a member of our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference herein.

        Hallmark Entertainment Holdings directs the voting of our shares owned by Hallmark Entertainment Investments Co. Hallmark Entertainment Holdings is an indirect wholly-owned subsidiary of Hallmark Cards, Incorporated, which has a board of directors consisting of eight directors. The board of directors of Hallmark Entertainment Investments Co. determines any disposition of our shares held by Hallmark Entertainment Investments Co., subject to the required consent of Liberty Media Corporation and J.P. Morgan Partners (BHCA), L.P.

        The National Interfaith Cable Coalition, Inc. is a not-for-profit coalition of faith groups. NICC is governed by a board of sixteen trustees appointed by the major faith groups who are members of NICC.

        J.P. Partners (BHCA), L.P. is engaged in the venture capital and leveraged buyout business. The general partner of J.P. Partners is JPMP Master Fund Manager, L.P., and the general partner of JPMP Master Fund is JPMP Capital Corp. JPMP Capital Corp. is a wholly-owned subsidiary of J.P. Morgan Chase & Co. which is a publicly-held company engaged in the commercial banking business.

Item 13. Certain Relationships and Related Transactions

        The following summary descriptions of agreements to which we are a party are qualified in their entirety by reference to the agreement to which each summary description relates, each of which we have filed with the SEC.

Purchase of Film Library Assets from Hallmark Entertainment Distribution

        On April 10, 2001, we signed a Purchase and Sale Agreement with Hallmark Entertainment Distribution in which we agreed to purchase 702 pictures from Hallmark Entertainment Distribution's film library. The films transaction was completed on September 28, 2001. The consideration for the film library assets consisted of the following:

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

        Crown Media International has the right to distribute the programming it licenses under the program agreement through cable, satellite broadcast systems and certain other forms of interactive or digital media. However, it does not license programming for distribution on a pay-per-view basis. The territory for Crown Media International's digital and interactive rights to this programming is worldwide, including the United States and Canada, whereas the territory for its cable and satellite broadcast rights is worldwide excluding the United States and Canada. In addition, Crown Media International and Hallmark Entertainment Distribution have agreed to negotiate in good faith on a product-by-product basis for pay television license rights to programming not covered under the program agreement, including documentaries, series and specials.

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

        In connection with an investment by Crown Media International in Crown Media United States on November 13, 1998, HEN Domestic Holdings, Inc., a wholly owned subsidiary of Crown Media International, and Vision Group, VISN Management Corporation ("VISN") and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States. As of February 22, 2001, the parties agreed to certain amendments to the amended and restated company agreement, as more fully described below. The company agreement was negotiated at arm's length with the other party or parties to the agreement.

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

  •
  up to $10 million per year for production costs of an additional recurring "signature" series program block;

  •
  up to $600,000 per "non-dramatic" holiday special produced by NICC; and

  •
  $1 million per "dramatic" holiday special co-produced by NICC and Hallmark Entertainment.

        In addition, during 2000, Crown Media United States was required to broadcast a minimum of 30 hours of programming from NICC and an additional 10 hours of values-based programming. Pursuant to the February 2001 amendment, Crown Media United States is required to broadcast 15 1/2 hours per week of "faith and values" programming. In addition, NICC produces or co-produces for Crown Media United States up to six dramatic or non-dramatic holiday specials per year and a signature series. Crown Media United States funds a portion of the production costs of this new programming as described above. In addition, pursuant to the February 2001 amendment, Crown Media United States is required to assist NICC in launching and operating a new channel, which will be distributed by digital satellite and cable. This assistance will include the provision to NICC of management and operation services, with some services at no cost and some services for fees.

        The term of the obligations contained in the February 2001 amendment expire on March 26, 2006, but may be terminated earlier if NICC sells more than 50% of the Crown Media Holdings shares it owned on February 22, 2001. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC's Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels. During the years ended December 31, 2001 and 2002, Crown Media United States paid the National Interfaith Cable Coalition $5.3 million and $9.3 million, respectively, related to this agreement.

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

Acquisition of Remaining Interests in Crown Media United States and H&H Programming—Asia

        In March 2001, we purchased the 22.5% interest of The Jim Henson Company in Crown Media United States and its 50% interest in H&H Programming—Asia. As a result, we now own 100% of the common interests in Crown Media United States and H&H Programming—Asia. In consideration for these interests, we issued 5,377,721 shares of our Class A common stock to The Jim Henson Company. On July 27, 2001, Hallmark Entertainment purchased the 5,377,721 shares of our outstanding Class A common stock from The Jim Henson Company. For additional information on this transaction, see "Development of Business" in Item 1 Business in this Report and Item 7 Management's Discussion and Analysis of Financial Condition and Operating Results in this Report.

DIRECTV Affiliation Agreement

        On August 20, 2001, Crown Media United States entered into an Affiliation Agreement with DIRECTV, Inc., a wholly owned subsidiary of DIRECTV Enterprises, Inc. Pursuant to the Affiliation Agreement, DirecTV will distribute the Hallmark Channel on the TOTAL CHOICE(R) tier of its DBS distribution system in the United States and pay us license fees for such distribution. At the same time we entered into a Stock Purchase Agreement with DIRECTV Enterprises whereby we issued 5,360,202 shares of our Class A common stock. Prior to entering into agreements related to the affiliation agreement, DIRECTV Enterprises, Inc. was not a stockholder of Crown Media Holdings.

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

        On September 28, 2001, the Company executed a promissory note, in the amount of $150.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated February 12, 2001. HC Crown's obligation to make loans under this agreement was supported by an irrevocable letter of credit from Credit Suisse First Boston.

        On December 14, 2001, the Company executed a promissory note, in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank credit facility and the Crown Media Trust preferred securities, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown's obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of December 31, 2001, the Company had no borrowings under this note to HC Crown. As of December 31, 2002, the Company had borrowed $5.0 million under this note. Under this note, the Company is obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. At December 31, 2001, the $1.1 million commitment fee was included in payable to affiliates in the accompanying consolidated balance sheets. In December 2002, we issued 123,831 shares as payment for a portion of the commitment fee in the amount of $843,750. At December 31, 2002, $281,250 was included in payable to affiliates in the accompanying consolidated balance sheets. The line of credit was required by the credit facility and was amended to its present form in conjunction with the issuance of the Crown Media Trust's preferred securities.

Hallmark Agreements Related to Bank Credit Facility and Preferred Securities

        Hallmark Cards and Hallmark Entertainment entered into certain agreements in order to induce the bank syndicate to enter into the Company's credit facility. Hallmark Cards, Crown Media Holdings and the banks are parties to a subordination and support agreement dated August 31, 2001. Under the subordination and support agreement, the obligations of Crown Media Holdings to pay (a) any borrowings under the HC Crown line of credit, and (b) approximately $100.0 million in accounts payable to Hallmark Entertainment Distribution as provided by the purchase agreement for the film assets, are subordinated in right of payment to Crown Media Holdings' obligations under its credit facility. In the subordination and support agreement, Hallmark Cards also agrees to cause HC Crown to advance up to $75.0 million under the HC Crown line of credit to Crown Media Holdings (less the amount of any reduction on the HC Crown line of credit because of the application of net cash proceeds from issuing debt or equity as permitted by the bank credit agreement), to the extent necessary to enable Crown Media Holdings to meet its cash needs including the repayment of the bank loans, provided that Crown Media Holdings has borrowed the full amount then available under the credit facility. Further, Hallmark Cards agreed that the HC Crown line of credit will not be declared due and payable if any obligations to the banks remain outstanding.

        Under an amended and restated limited guarantee agreement and acknowledgement dated August 31, 2001, as amended and restated as of December 14, 2001, with the banks, Hallmark Cards guarantees up to a defined maximum amount Crown Media Holdings' performance of obligations under the bank credit agreement when due. The maximum amount is $75.0 million, less the aggregate principal amount outstanding under the HC Crown line of credit and less net cash proceeds from issuing debt or equity used to make payments on the HC Crown line of credit as permitted by the bank credit agreement.

        Hallmark Entertainment and the banks entered into an agreement called the Hallmark Inducement Agreement, dated August 31, 2001. Hallmark Entertainment agreed, among other things, (a) not to return Class A Crown Media Holdings common stock to satisfy any portion of its liability for the breach of any representations and warranties in the purchase agreement for the film assets and (b) for a period of 24 months following the closing of the purchase of the film assets, to indemnify the bank lenders for any financial loss that Crown Media Holdings may suffer as a direct result of defects in the rights transferred to Crown Media Holdings in the film assets (a "library loss"). Hallmark Entertainment may satisfy this indemnification obligation by purchasing pro rata a subordinated participation in the bank loans or by providing a subordinated loan to Crown Media Holdings in the amount of the library loss.

        In connection with the private placement of units consisting of preferred securities issued by Crown Media Trust and contingent appreciation certificates, Hallmark Cards, certain of its subsidiaries and other parties thereto entered into a Subordination and Support Agreement (the "Subordination Agreement"), pursuant to which Hallmark Cards agreed to loan Crown Media Holdings up to $75.0 million under a subordinated revolving credit line, which is the December 14, 2001, note mentioned above payable to HC Crown. The line of credit has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank facility and the units, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. In addition, until the termination of the Subordination Agreement and such time as the debentures issued to Crown Media Trust and contingent appreciation certificates are paid in full, Hallmark Cards will agree to loan Crown Media Holdings an amount necessary to pay, when due, the $100.0 million in obligations owed to third parties by Hallmark Entertainment Distribution which were assumed by Crown Media Holdings in connection with its acquisition of the film library. Lastly Hallmark Entertainment Distribution agreed to subordinate approximately $60.0 million in obligations owed by subsidiaries of Crown Media Holdings to it pursuant to certain program license agreements.

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

Stockholders Agreement And Registration Rights

General

        We are a party to a stockholders agreement, amended and restated as of August 30, 2001, as amended with VISN, Hughes Electronics Corporation ("Hughes"), and Hallmark Entertainment Investments. The stockholders agreement provides that our Board will consist of not less than 15 directors, with 12 nominated by Hallmark Entertainment Investments, one nominated by VISN and two independent directors, who must not be officers, directors or employees of any of the parties or their affiliates, and who will be nominated by the Board. The rights of the parties to nominate a director will terminate on the later of (1) such party owning less than 5% of our common stock then outstanding or (2) such party ceasing to own at least 75% of the number of shares of our common stock held by them immediately after our initial public offering in May 2000. Hughes is entitled to appoint an observer to the board of directors of Crown Media Holdings until Hughes and its affiliates cease to own beneficially in the aggregate at least 75% of the shares of our common stock acquired by DirecTV, the predecessor holder of the shares now held by Hughes, in the August 2001 transaction.

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

        In addition, the stockholders agreement provides that, in the event that Hallmark Entertainment Investments proposes to transfer 20% or more of our outstanding common stock to an unaffiliated third party, each other party to the stockholders agreement will have the right to participate on the same terms in that transaction with respect to a proportionate number of such other party's shares, except for Hughes.

Hallmark Entertainment Investments Co. Stockholders Agreement

        On March 11, 2003, Hallmark Entertainment Holdings, Inc., a subsidiary wholly owned indirectly by Hallmark Cards, contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings investors, Liberty Crown, Inc. ("Liberty"), a subsidiary of Liberty Media, and J.P. Morgan, also contributed 100% of their Crown Media Holdings Shares to Hallmark Entertainment Investments and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for Hallmark Entertainment Investments shares. Prior to this Hallmark Entertainment Investments transaction, J.P. Morgan and Liberty were parties to the Crown Media Holdings stockholders agreement described above. As a result of the Hallmark Entertainment Investments transaction, J.P. Morgan and Liberty no longer have any rights pursuant to such stockholders agreement. However, Hallmark Entertainment Investments has advised Crown Media Holdings that J.P. Morgan and Liberty will retain similar rights with respect to Crown Media Holdings pursuant to the Hallmark Entertainment Investments stockholders agreement dated March 11, 2003, among Hallmark Entertainment Investments, Hallmark Entertainment Holdings, Liberty, VISN, and J.P. Morgan, including the following:

  •
  Liberty and J.P. Morgan each have the right to designate one person as one of the directors to the Crown Media Holdings Board that Hallmark Entertainment Investments is entitled to nominate under the Crown Media Holdings stockholders agreement described above;

  •
  Hallmark Entertainment Investments will not permit Crown Media Holdings or its subsidiaries to enter into any material transaction, except for specified transactions, with any affiliates involving an aggregate value of (a) $35.0 million or less, unless such transaction is approved by a majority of Crown Media Holdings' independent directors and (b) more than $35.0 million, unless such transaction is approved by a majority of the members of Crown Media Holdings' Board not nominated by any affiliate of Hallmark Entertainment Holdings (provided that directors designated by Liberty and J.P. Morgan will not be treated as being nominated by any affiliate of Hallmark Entertainment Holdings);

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

Registration Rights

        Under the stockholders agreement, Hallmark Entertainment Investments has the right to require us on four occasions, and the other parties, as a group, have the right to require us on two occasions, to register for sale their shares of our common stock, so long as the number of shares they require us to register in each case is at least 7% of our common stock then outstanding. The other parties also have an unlimited number of "piggyback" registration rights. This means that any time we register our common stock for sale, they will have the right to include their common stock in that offering and sale.

        We are obligated to pay all expenses that result from the registration of the other parties' common stock under the stockholders agreement, other than registration and filing fees, attorneys fees, underwriter fees or expenses and underwriting discounts and commissions. We have also indemnified the other parties against any liabilities that may result from their sale of common stock, including Securities Act liabilities.

Rights Relating To Crown Media United States Amended And Restated Company Agreement

        Under the stockholders agreement, so long as we or any of our affiliates are entitled to have a representative on the Crown Media United States governance committee, and VISN and its affiliates either are entitled to nominate to, or designate a member of, our Board, or beneficially own any preferred interests in Crown Media United States, neither we nor any of our affiliates will, without the consent of the member of our Board nominated by VISN or a representative of NICC, vote in favor of:

  •
  any specified change in, or action described in, the Crown Media United States amended and restated company agreement that relates to VISN's preferred interest in Crown Media United States or that relates to VISN's rights to programming on the Hallmark Channel in the U.S. or its programming budget;

  •
  any repayment or redemption of specified equity interests in Crown Media United States;

  •
  any transfer of all of Crown Media United States' assets or any business combination involving Crown Media United States where Crown Media United States is not the surviving entity, unless the transferee assumes specified obligations under the Crown Media United States amended and restated company agreement until the later of the fifth anniversary of these offerings or the second anniversary of the transfer or business combination;

  •
  the dissolution of Crown Media United States, except in connection with a complete liquidation;

  •
  any transfer of all of Crown Media United States' assets to, or any business combination involving Crown Media United States' with, us or any of our affiliates, or any other material transaction with us or any of our affiliates, unless we comply with specified restrictions relating to any financial benefit we receive from the transaction that is more than what we would have received had the transaction been on an arm's-length basis or on commercially reasonable terms;

  •
  any transfer of all of Crown Media United States' assets or any business combination involving Crown Media United States where Crown Media United States is not the surviving entity, prior to the second anniversary of the initial public offering; or

  •
  any amendment to the Crown Media United States' amended and restated company agreement that would result in none of us or our affiliates having the right to consent to take any of the actions listed in the above bullet points.

        We have agreed under the stockholders agreement not to transfer any of our interests in Crown Media United States prior to the second anniversary of the initial public offering without the consent of VISN or NICC. In addition, we have agreed not to transfer any of our interests in Crown Media United States after the second anniversary of the initial public offering unless the transfer is conditioned on the requirement that the transferee assume our obligations described above. Under the terms of the stockholders agreement, the transferee's obligations will generally expire on the later of (1) the fifth anniversary of the initial public offering, (2) the second anniversary of the transfer or (3) the repayment of VISN's preferred interest in Crown Media United States, except that the obligations of the transferee will expire upon dissolution of Crown Media United States.

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

Hallmark Trademark License Agreements

        We are permitted to use the "Hallmark" and "Hallmark Entertainment" trademarks in accordance with the terms of a royalty-free two-year trademark license agreement dated as of December 1, 2000, between Hallmark Cards and Crown Media International. This agreement was recently extended through November 30, 2003. Under that agreement, we may use the Hallmark and Hallmark Entertainment trademarks only for so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of the voting interest and at least 35% of the equity interest of Crown Media Holdings, and designate a majority of our Board and so long as there is no event of default under the agreement.

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

        Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., amended and restated on March 27, 2001, which has also been extended through November 30, 2003. The agreement permits the use of the Hallmark trademarks in the United States under terms, which are similar to the terms applicable to the use of the Hallmark trademarks outside the United States by Crown Media International. As with Crown Media International's trademark agreement with Hallmark Cards, the amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the "Hallmark Channel." The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States' network.

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

        An independent member of the Board of Directors of Crown Media Holdings, with advice of independent counsel approved Crown Media Holdings' entering into the tax sharing agreement.

        HEH contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings' investors, Liberty and J.P. Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for Hallmark Entertainment Investments shares. Crown Media Holdings understands that Hallmark Entertainment Investments intends to hold the Crown Media Holdings Shares and to evaluate media investment opportunities in which Crown Media Holdings does not have an interest. Hallmark Entertainment Holdings, as the more than 80% owner of Hallmark Entertainment Investments, will have voting power over all of the Crown Media Holdings shares. The new structure does not change the control of Crown Media Holdings.

Corporate Opportunities Policy Established by Hallmark Entertainment

        The following is a description of a general policy adopted by the Hallmark Entertainment board of directors in connection with the stockholders agreement and our initial public offering. The policy provides that we will be the primary (but not exclusive) vehicle for the pursuit of corporate opportunities relating to the ownership and operation of pay television channels dedicated to family programming, "Pay Television Opportunities," that are provided or otherwise made available to Hallmark Entertainment and its subsidiaries. However, Pay Television Opportunities do not include opportunities: (1) developed by or made available to any public company that is a subsidiary of Hallmark Entertainment or any of Hallmark Entertainment's subsidiaries (other than us and our subsidiaries), (2) relating to the production or distribution of programming that is developed by, or provided or made available to, a subsidiary of Hallmark Entertainment that does not own or operate pay television channels dedicated to family programming and whose primary business is the production or distribution of programming, (3) arising out of or relating to Pay Television Opportunities that have been provided or made available to us but which we have determined not to pursue or have failed to pursue within the applicable time period reasonably specified by Hallmark Entertainment, or (4) that Hallmark Entertainment or any of its subsidiaries is legally or contractually obligated to provide or make available to a person other than us.

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

        The policy provides that the Hallmark Entertainment board of directors is required to act in accordance with its fiduciary duties owed to Hallmark Entertainment and Hallmark Entertainment's fiduciary duties, if any, to its subsidiaries in making all determinations in connection with the policy. With respect to any Pay Television Opportunity that may be subject to the policy and any obligation (fiduciary or otherwise) to one or more other subsidiaries, the Hallmark Entertainment board of directors will have discretion to determine, without reference to the policy, to which of us or such other subsidiary of Hallmark Entertainment such Pay Television Opportunity will be provided or made available. Notwithstanding anything set forth in the policy, Hallmark Entertainment will have no obligation to exercise any rights it may have as a stockholder, partner or member of any entity that is not a wholly owned subsidiary or to exercise any rights available to it under agreements with other stockholders, partners or members, in order to implement determinations under the policy. All determinations of the Hallmark Entertainment board of directors with respect to the Hallmark Entertainment policy and the interpretation of the Hallmark Entertainment policy are conclusive and binding.

        The policy further provides that Hallmark Entertainment's board of directors from time to time may amend, modify or rescind the policy or adopt additional or other policies or make exceptions with respect to the application of the policy in connection with particular facts and circumstances, all as the Hallmark Entertainment board of directors may determine, consistent with its fiduciary duties and in accordance with the stockholders agreement.

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

        Hallmark Entertainment Investments' control relationship with us also could give rise to conflicts of interest, including:

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

  •
  references to us shall mean us and all corporations, partnerships, joint ventures, associations and other entities in which we beneficially own, directly or indirectly, 50% or more of the outstanding voting stock, voting power, partnership interests or similar voting interests; and

  •
  the term "Hallmark Cards" means Hallmark Cards and all corporations, partnerships, joint ventures, associations and other entities, other than us, as we are defined in this paragraph, in which Hallmark Cards beneficially owns, directly or indirectly, 50% or more of the outstanding voting stock, voting power, partnership interests or similar voting interests.

        The foregoing provisions of our certificate of incorporation will expire on the date that Hallmark Cards ceases to own beneficially common stock representing at least 20% of the total voting power of all of our classes of outstanding capital stock and no person who is one of our directors or officers is also a director or officer of Hallmark Cards or any of its subsidiaries.

        Other than as disclosed above and under "—Stockholders Agreement and Registration Rights" and "—Corporate Opportunities Policy Established by Hallmark Entertainment," there are no specific policies in place with respect to any conflicts that may arise. We expect conflicts to be resolved on a case-by-case basis, and in a manner consistent with applicable law.

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

        Arnold L. Chavkin, one of our directors, and J.P. Morgan, a beneficial owner of more than 5% of our outstanding Class A common stock, are related parties to JP Morgan Chase & Co. and its wholly-owned subsidiary, JP Morgan Chase Bank. JP Morgan Chase & Co. is a publicly-traded financial holding company. J.P. Morgan is an indirect non-bank subsidiary of JP Morgan Chase & Co. JP Morgan Chase & Co. owns 100% of JPMP Capital Corp., the sole general partner of JPMP Market Fund Manager L.P., which in turn is the sole general partner of J.P. Morgan. JP Morgan Chase & Co. also owns 100% of Chatham Ventures, Inc., which is the sole limited partner of J.P. Morgan. JPMP Master Fund Manager, L.P. is the sole general partner of J.P. Morgan. JPMP Capital Corp. is the sole general partner of JPMP Master Fund Manager, L.P., and limited partners of JPMP Master Fund Manager, L.P. are comprised of investment professionals, including Mr. Chavkin, and others. JPMP Capital Corp. is a 100% non-bank subsidiary of JP Morgan Chase & Co. JP Morgan Partners, LLC serves as the management company for the private equity organization of JP Morgan Chase & Co., known as JP Morgan Partners. JP Morgan Partners, LLC is an indirect 100% subsidiary of JP Morgan

Chase & Co. and is a direct wholly-owned subsidiary of JPMP Capital Corp. JP Morgan Partners, LLC is the employer of JP Morgan Partners' staff in New York City.

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

Option of Robert A. Halmi, Jr.

        Pursuant to a provision in an employment agreement between Hallmark Entertainment Holdings and Robert A. Halmi, Jr., dated October 1, 2001, Hallmark Entertainment Holdings agreed to grant Mr. Halmi stock options to purchase from Hallmark Entertainment Holdings up to 3.4 million shares of Class A common stock of the issuer at a price per share of $11.13. The stock options will vest on September 30, 2004, and will expire on September 30, 2006. In the event of termination of the employment of Mr. Halmi, depending on the circumstances, all unvested stock options will either become vested or be forfeited. By written notice delivered to Hallmark Entertainment Holdings in October of 2004, 2005 or 2006, Mr. Halmi will have the right to put to Hallmark Entertainment Holdings any shares of common stock acquired by Mr. Halmi under the stock options at a price per put share equal to fair market value for common stock as of the date of Hallmark Entertainment Holdings' receipt of Mr. Halmi's put notice. The fair market value shall mean, as of any given date, the highest average closing price of the common stock on NASDAQ, as of the close of business hours of NASDAQ, without regard to any after-hours trading, or if the Common Stock is not listed on NASDAQ, on any national securities exchange on which the common stock is listed, for (1) the five-day trading period ending on the fifth trading date immediately preceding such date, (2) the five-day trading period on the tenth trading date immediately preceding such date, (3) the five-day trading period ending on the fifteenth trading date immediately preceding such date or (4) the five-day trading period ending on the twentieth trading date immediately preceding such date. If there is no regular public trading market for such common stock, the put price shall be determined by the Board of Directors of Hallmark Entertainment Holdings in good faith. The put price (less $11.13) shall be reduced by 10% as to shares of common stock for which Mr. Halmi exercises a put option in 2004 and by 5% as to shares of common stock for which Mr. Halmi exercises a put option in 2005.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

        The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing of this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

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

      Report of KPMG LLP, Independent Public Accountants

      Report of Arthur Andersen LLP, Independent Public Accountants

      Consolidated Balance Sheets as of December 31, 2001 and 2002

      Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2000, 2001, and 2002

      Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2000, 2001, and 2002

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001, and 2002

    (2)
    Exhibits

INDEX TO EXHIBITS

Exhibit Number		Exhibit Title

3.1	—
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).
3.2	—	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	—	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
4.1	—
Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
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
10.3	—	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of March 11, 2003, by Hallmark Entertainment Investments Co.**
10.4	—	Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by JP Morgan Partners (BHCA), L.P.**
10.5	—	Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by Liberty Crown, Inc. and Liberty Media Corporation.**
10.6	—	Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by DirecTV Enterprises, Inc.**
10.7	—	Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by VISN Management Corp.**
10.8	—	Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by Crown Media Holdings, Inc.**
10.9	—	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of February 28, 2003, by Hughes Electronics Corporation.**
10.10	—
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
Amendment No. 5, dated as of February 5, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank.**
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
10.28	—	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Media International, LLC.**

10.29	—
Amended and Restated Trademark License Agreement (UK), dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Hallmark Entertainment Limited (formerly known as Hallmark Entertainment Networks (UK) Ltd.) (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated by reference herein).
10.30	—	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited.**
10.31	—
Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001, and incorporated herein by reference.)
10.32	—	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.**
10.33	—
Security Agreement, dated as of August 1, 1999, by and between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and Hallmark Cards, Incorporated (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.34	—
Security Agreement, dated as of March 27, 2001, by and between Odyssey Holdings, LLC (now known as Crown Media United States, LLC) and Hallmark Licensing, Inc. (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.35	—
Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
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
10.38	—	Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.**
10.39*	—
Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).
10.40	—
Program License Agreement, dated as of November 13, 1998, between National Interfaith Cable Coalition, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.17 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

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
10.44	—	Extension Agreement, dated as of March 1, 2002, by and between Crown Media Holdings, Inc., Crown Media Distribution, LLC and Hallmark Entertainment Distribution, LLC.**
10.45	—	Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.**
10.46	—
Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.47	—
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.48	—
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.49	—
Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.50	—
Lease, dated as of June 1, 1998, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.20 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.51	—
First Amendment to Lease, dated as of March 23, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.52	—
Second Amendment to Lease, dated as of August 17, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.22 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
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
Guaranty of Lease Obligations, dated June 1, 1998, by Hallmark Entertainment, Inc. for High Pointe I Development Group L.L.C. (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
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
10.63*	—	Severance Agreement, dated December 26, 2002, by and between Lana Corbi and Crown Media United States, LLC.**
10.64*	—
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
21.1	—	List of our Subsidiaries.*
21.2	—	Revised list of our Subsidiaries.
23.1	—	Consent of KPMG LLP.**
23.2	—	Consent of KPMG LLP.
24	—	Power of Attorney.
99.1	—	Certification of 10-K Report.**
99.2	—	Certification of 10-K/A Report.

*
Management contract or compensating plan or arrangement.

**
Previously filed.

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

December 5, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID J. EVANS* David J. Evans	Director and Principal Executive Officer	December 5, 2003
/s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial and Accounting Officer	December 5, 2003
/s/ WILFORD V. BANE, JR.* Wilford V. Bane, Jr.	Director	December 5, 2003
/s/ ARNOLD L. CHAVKIN* Arnold L. Chavkin	Director	December 5, 2003
/s/ ROBERT J. DRUTEN* Robert J. Druten	Director	December 5, 2003
/s/ ROBERT A. HALMI, JR.* Robert A. Halmi, Jr.	Director	December 5, 2003
/s/ IRVINE O. HOCKADAY, JR.* Irvine O. Hockaday, Jr.	Director	December 5, 2003
/s/ JOHN P. MASCOTTE* John P. Mascotte	Director	December 5, 2003
/s/ DEANNE R. STEDEM* Deanne R. Stedem	Director	December 5, 2003

*
Signed by Charles L. Stanford as attorney-in-fact for the named directors who constitute more than a majority of the members of registrant's Board of Directors.

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID J. EVANS David J. Evans President and Chief Executive Officer

Dated: December 5, 2003

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM J. ALIBER William J. Aliber Executive Vice President and Chief Financial Officer

Dated: December 5, 2003

(This page intentionally left blank)

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Crown Media Holdings, Inc.:

        We have audited the 2002 consolidated financial statements of Crown Media Holdings, Inc. (a Delaware corporation) and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2000 and 2001 consolidated financial statements of Crown Media Holdings, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. These auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 25, 2002 (except with respect to certain matters as to which the date was February 20, 2002).

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado
February 24, 2003, except as to notes 1 and 17,
which are as of March 11, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT FROM ARTHUR ANDERSEN LLP ("ANDERSEN"). ANDERSEN DID NOT PERFORM ANY PROCEDURES IN CONNECTION WITH THIS ANNUAL REPORT ON FORM 10-K. ACCORDINGLY, THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN.

To Crown Media Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2001	2002
	(In thousands, except share amounts)
ASSETS
Cash and cash equivalents	$13,859	$335
Cash in escrow	111,625	—
Accounts receivable, less allowance for doubtful accounts of $7,361 and $7,516, respectively	29,911	41,629
Program license fees—affiliates, net of accumulated amortization	12,199	12,632
Program license fees—non-affiliates, net of accumulated amortization	35,425	46,557
Subtitling and dubbing, net of accumulated amortization	2,584	3,265
Prepaids and other assets	11,364	12,837

Total current assets	216,967	117,255
Restricted cash	340	340
Accounts receivable, net of current portion	6,253	—
Program license fees—affiliates, net of current portion	60,679	37,318
Program license fees—non-affiliates, net of current portion	33,219	51,470
Subtitling and dubbing, net of current portion	4,795	1,051
Film assets, net of accumulated amortization	808,138	786,826
Subscriber acquisition fees, net of accumulated amortization	126,965	140,265
Property and equipment, net of accumulated depreciation	43,882	35,612
Goodwill	314,033	314,033
Debt issuance costs, net of accumulated amortization	8,760	6,309
Prepaids and other assets, net of current portion	2,327	1,783

Total assets	$1,626,358	$1,492,262

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$38,842	$47,425
Subscriber acquisition fees payable	23,020	45,930
License fees payable to affiliates	—	8,104
License fees payable to non-affiliates	33,088	50,652
Payables to affiliates	5,952	6,680
Interest payable to HC Crown	—	10
Credit facility and interest payable	111,905	871
Capital lease obligation	1,318	1,433
Deferred programming revenue	1,316	599

Total current liabilities	215,441	161,704
Accrued liabilities, net of current portion	934	31,385
Subscriber acquisition fees payable, net of current portion	5,262	2,624
License fees payable to affiliates, net of current portion	62,299	60,229
License fees payable to non-affiliates, net of current portion	23,127	39,206
Note payable to HC Crown	—	5,000
Payable to Hallmark Entertainment Holdings	52,052	52,052
Payable to Hallmark Entertainment, Inc.	47,948	47,948
Credit facility, net of current portion	151,438	320,000
Capital lease obligation, net of current portion	10,723	9,290
Convertible debt	43,733	47,916
Derivative liability	12,495	762

Total liabilities	625,452	778,116
COMMITMENTS AND CONTINGENCIES
GUARANTEED PREFERRED BENEFICIAL INTEREST IN CROWN MEDIA TRUST'S DEBENTURES	199,040	221,551
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED INTEREST	25,000	25,000
STOCKHOLDERS' EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; issued shares of 73,913,395 and 73,794,606, respectively; outstanding shares of 73,488,395 and 73,794,606 as of December 31, 2001 and 2002, respectively	735	738
Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,670,422 as of December 31, 2001 and 2002, respectively	307	307
Paid-in capital	1,256,754	1,259,242
Accumulated other comprehensive income (loss)	(620)	647
Accumulated deficit	(480,310)	(793,339)

Total stockholders' equity	776,866	467,595

Total liabilities and stockholders' equity	$1,626,358	$1,492,262

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2000	2001	2002
	(In thousands, except per share amounts)
Revenue:
Subscriber fees	$47,921	$66,537	$67,913
Advertising	13,972	32,493	64,045
Advertising by Hallmark Cards	2,044	5,020	5,021
Licensing fees	—	2,267	23,950
Other revenue	2,879	740	80

Total revenue	66,816	107,057	161,009
Cost of Services:
Programming costs:
Affiliates	31,307	55,027	67,689
Non-affiliates	18,933	62,158	70,314
Amortization of film library	—	3,533	27,035
Subscriber acquisition fee expense	4,801	6,415	44,220
Depreciation and amortization of technical facilities	—	4,738	4,742
Operating costs	35,643	57,059	60,877

Total cost of services	90,684	188,930	274,877
Selling, general and administrative expense	46,271	70,709	60,223
Marketing expense	21,280	34,809	48,946
Reorganization expense	—	4,629	28,801
Depreciation and amortization expense	5,520	8,649	11,026
Amortization of goodwill	8,639	20,032	—

Loss from operations	(105,578)	(220,701)	(262,864)
Equity in net losses of unconsolidated entities	(9,328)	(655)	—
Guaranteed preferred beneficial accretion	—	(1,428)	(25,508)
Interest income (expense) and other, net	523	(10,392)	(22,603)

Loss before income taxes	(114,383)	(233,176)	(310,975)
Income tax (provision) benefit	(1,743)	3,344	(2,054)

Net loss	$(116,126)	$(229,832)	$(313,029)

Other comprehensive income (loss):
Gain (loss) on fair value of derivative	—	(204)	204
Foreign currency translation adjustment	(12)	(404)	1,063

Comprehensive loss	$(116,138)	$(230,440)	$(311,762)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	50,786	74,691	104,306

Net loss per share, basic and diluted	$(2.32)	$(3.08)	$(3.00)

The accompanying notes are an integral part of these consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(In thousands)
Balances, December 31, 1999	—	$—	30,057	$300	$69,601	$—	$(132,868)	$(62,967)
Hallmark Entertainment, Inc. capital contribution related to investment in Crown Media United States	—	—	613	7	8,882	—	—	8,889
Accretion related to predecessor Class B common stock subject to put and call	—	—	—	—	—	—	(1,484)	(1,484)
Conversion of JP Morgan Chase predecessor Class B common stock to Class A common stock	3,837	38	—	—	62,896	—	—	62,934
Issuance of Class A common stock in connection with the initial public offering	10,000	100	—	—	125,251	—	—	125,351
Issuance of Class A common stock in connection with the acquisition of Crown Media United States	15,493	155	—	—	216,746	—	—	216,901
Issuance of stock for exercise of options	23	1	—	—	193	—	—	194
Stock-based compensation	—	—	—	—	13,128	—	—	13,128
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(116,126)	(116,126)

Balances, December 31, 2000	29,353	294	30,670	307	496,697	(12)	(250,478)	246,808
Issuance of Class A common stock in connection with The Jim Henson Company transaction	5,378	53	—	—	85,766	—	—	85,819
Issuance of Class A common stock in connection with the DirecTV transaction	5,360	54	—	—	80,081	—	—	80,135
Issuance of Class A common stock in connection with the library transaction	33,320	333	—	—	591,899	—	—	592,232
Issuance of stock for exercise of options	77	1	—	—	806	—	—	807
Stock-based compensation	—	—	—	—	1,505	—	—	1,505
Foreign currency translation adjustment	—	—	—	—	—	(404)	—	(404)
Loss on fair value of derivative	—	—	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	—	—	(229,832)	(229,832)

Balances, December 31, 2001	73,488	735	30,670	307	1,256,754	(620)	(480,310)	776,866
Issuance of stock for exercise of options	183	2	—	—	1,627	—	—	1,629
Issuance of stock for payment of debt issuance costs	124	1	—	—	843	—	—	844
Stock-based compensation	—	—	—	—	18	—	—	18
Foreign currency translation adjustment	—	—	—	—	—	1,063	—	1,063
Gain on fair value of derivative	—	—	—	—	—	204	—	204
Net loss	—	—	—	—	—	—	(313,029)	(313,029)

Balances, December 31, 2002	73,795	$738	30,670	$307	$1,259,242	$647	$(793,339)	$467,595

The accompanying notes are an integral part of these consolidated statements of stockholders' equity (deficit).

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	2001	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,126)	$(229,832)	$(313,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	5	740	1,168
Loss on derivative asset	—	—	458
Depreciation and amortization	66,562	152,615	232,317
Accretion on guaranteed preferred beneficial interest	—	1,428	37,240
Gain on change in fair value of derivative liability	—	—	(11,732)
Accretion on convertible debt	—	859	8,821
Provision for allowance for doubtful accounts	3,440	5,638	4,083
Equity in net losses of unconsolidated subsidiaries	9,328	655	—
Stock-based compensation	13,128	1,505	18
Provision for deferred taxes	—	(5,320)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,137)	(20,463)	(21,844)
Additions to program license fees	(105,151)	(95,629)	(144,031)
Increase in subtitling and dubbing	(3,278)	(4,644)	(5,334)
Additions to subscriber acquisition fees	(8,462)	(30,187)	(52,036)
(Increase) decrease in prepaids and other assets	(2,606)	(8,222)	(2,040)
Increase in accounts payable and accrued liabilities	32,966	21,503	69,729
Increase (decrease) in interest payable	700	187	(3,388)
Increase in subscriber acquisition fees payable	560	512	20,272
Increase (decrease) in affiliate license fees payable	20,563	(36,613)	8,581
Increase (decrease) in payables to affiliates	(2,220)	(1,071)	1,557
Increase (decrease) in deferred programming revenue	(1,536)	603	(717)

Net cash used in operating activities	(105,264)	(245,736)	(169,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,809)	(11,150)	(4,240)
Proceeds from disposition of property and equipment	117	518	116
Investment in the Kermit Channel	(4,318)	—	—
Other investments in and issuance of note receivable	(180)	—	—
Cash acquired from the purchase of Crown Media United States	13,055	—	—
Acquisition of H&H Programming—Asia, net of cash acquired	—	(690)	—

Net cash used in investing activities	(14,135)	(11,322)	(4,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	125,351	54	—
Proceeds from the issuance of common stock upon exercise of stock options	194	807	1,629
Proceeds from the issuance of predecessor common stock	10,000	—	—
Proceeds from the issuance of trust preferred securities	—	251,625	—
Borrowings from HC Crown note payable	24,138	116,220	5,000
Borrowings from credit facility	—	263,070	168,458
Payments on borrowings on HC Crown note payable	—	(153,021)	—
Payments on borrowings from credit facility	—	(123,763)	(110,589)
Payments on Crown Media United States note payable	(10,000)	—	—
(Increase) decrease in cash in escrow	—	(111,625)	111,625
Distribution to holders of guaranteed preferred beneficial interests	—	—	(14,730)
Debt issuance costs	—	(5,467)	—
Principal payments under capital lease obligation	—	(1,211)	(1,318)

Net cash provided by financing activities	149,683	236,689	160,075
Effect of exchange rate changes on cash	125	(46)	432

Net increase (decrease) in cash and cash equivalents	30,409	(20,415)	(13,524)
Cash and cash equivalents, beginning of period	3,865	34,274	13,859

Cash and cash equivalents, end of period	$34,274	$13,859	$335

Supplemental disclosure of cash and non-cash activities:
Interest paid	$3,039	$6,393	$13,058
Interest paid on preferred securities	$—	$—	$17,778
Income taxes paid	$1,743	$1,976	$2,054
Accretion related to predecessor Class B common stock subject to put and call	$1,484	$—	$—
Conversion of predecessor Class B common stock to Class A common stock	$62,934	$—	$—
Asset acquired through capital lease obligation	$—	$13,252	$—
Asset acquired through exchange	$—	$1,132	$—
Issuance of Class A common stock for payment of debt issuance costs	$—	$—	$844
Change in fair value of derivative asset	$—	$204	$1,117
Purchase of Crown Media United States and H&H Programming—Asia, net of cash acquired:
Accounts receivable and other assets	$12,571	$1,622	$—
Program license fees	84,079	2,678	—
Subscriber acquisition fees	24,422	—	—
Goodwill	248,780	93,924	—
Accounts payable and other liabilities	18,951	3,227	—
Subscriber acquisition fees payable	27,210	—	—
JP Morgan Chase credit facility	—	3,100	—
Affiliate license fees payable	64,317	5,388	—
Company obligated mandatorily redeemable preferred interest	25,000	—	—
Issuance of Class A common stock	216,901	85,819	—
Purchase of film assets:
Film assets	$—	$810,928	$—
Accounts receivable	—	4,651	—
Receivable from affiliate	—	1,515	—
Deferred tax asset valuation allowance reduction	—	95,314	—
Derivative asset	—	458	—
Payables to affiliates	—	100,000	—
JP Morgan Chase credit facility	—	120,000	—
Deferred tax liability	—	100,634	—
Issuance of Class A common stock	—	592,232	—
Subscriber acquisition and other fees:
Subscriber acquisition and other fees	$—	$80,081	$—
Issuance of Class A common stock	—	80,081	—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2000, 2001 and 2002

1. Business and Organization

Organization

        Crown Media Holdings, Inc. ("Crown Media Holdings"), which was incorporated in the state of Delaware in December 1999, through its subsidiaries, owns and operates pay television channels dedicated to high quality, entertainment programming for adults and families, in the United States and in various countries throughout the world. The international operations of the Hallmark Channel are operated by Crown Media International LLC ("Crown Media International") and, in the United Kingdom, by Crown Entertainment Limited ("Crown Entertainment"). Crown Media International commenced its operations outside the United States in 1995. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States LLC ("Crown Media United States"). Crown Media International acquired an interest in Crown Media United States in 1998 and as a result of several transactions Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. ("Hallmark Entertainment Investments"), a subsidiary of Hallmark Cards, Incorporated ("Hallmark Cards"), Liberty Media Corporation ("Liberty Media"), the National Interfaith Cable Coalition, Inc. ("NICC"), J.P. Morgan Partners (BHCA), L. P. ("J.P. Morgan"), and DirecTV Enterprises, Inc. ("DirecTV").

        Crown Media International's 50% interest in H&H Programming—Asia, which operated The Kermit Channel until December 2000, was treated as an equity investment in the Company's consolidated financial statements until March 15, 2001. On March 15, 2001, Crown Media Holdings acquired from The Jim Henson Company, Inc. ("The Jim Henson Company") the remaining 22.5% common interests in Crown Media United States and the remaining 50% interest in H&H Programming—Asia that the Company did not previously own. In consideration for these ownership interests, the Company issued approximately 5.4 million shares of its Class A common stock, with a then market value of approximately $85.8 million, to The Jim Henson Company. The acquisition was recorded using purchase accounting at fair value as of March 15, 2001.

Liquidity

        The Company's financial position and operations changed significantly during 2001. Substantial revenue producing assets were acquired through the issuance of debt and stock and with funds available under the Company's credit facility. In August 2001, the Company issued $80.1 million of common stock for additional carriage on a U.S. pay television distributor. In September 2001, the Company acquired approximately 700 films for $592.0 million in common stock and assumption of $220.0 million of debt. The expectation is that these additional assets will provide revenue for the foreseeable future. These acquisitions and the Company's continuing use of cash in operations required several financing transactions during 2001. In September 2001, the Company established a bank credit facility of $285.0 million, which was subsequently increased in December 2001, to $320.0 million. In December 2001, the Company also issued preferred securities in a private placement transaction for $265.0 million. During 2002 the Company did not enter into any additional financings, but did borrow $168.5 million on the remainder of its credit facility and was advanced $5.0 million under its line of credit with HC Crown.

        In connection with the Company's growth strategy, the Company expects to continue to make significant investments in programming and distribution. Programming expenditures for the year 2003 are expected to be in the range of $175.0 million to $185.0 million, and cash payments for subscriber acquisition fees in 2003 are expected to be $50.0 million to $60.0 million. The Company also expects that the reorganization announced in October 2002 will reduce operating costs by $25.0 million annually. The Company's principal uses of funds during the next 12 months are expected to be the payment of operating expenses (including but not limited to licensing programming from third parties and subscriber acquisition fees) and debt service payments of $30.0 million to $33.0 million.

        The Company's principal sources of funds are currently continuing cash inflows from operations (after expenditures for programming and subscriber acquisition fees), cash on hand, available borrowings under the $75.0 million HC Crown line of credit, and periodic cash inflows expected under the new tax sharing agreement with Hallmark Cards (see Note 17). On December 31, 2002, the Company had an available cash balance of $335,000 and $70.0 million available under the HC Crown line of credit. Crown Media Holdings has been borrowing under line of credit with HC Crown in 2002 and 2003 in order to support the cash needs of its operations. The Company expects that the tax sharing agreement will result in receiving a minimum of $40.0 million to $50.0 million during 2003. Taking into account the Company's projected revenues and expenditures, the Company believes that cash inflows from operations, cash on hand, the HC Crown line of credit and periodic payments received under the tax sharing agreement will be sufficient for its liquidity needs through at least March 31, 2004.

        The Company projects that advertising revenue and subscriber revenue will increase in 2003, and that certain operating expenses will decrease due to the reorganization in the fourth quarter of 2002. Any decline in the popularity of the Hallmark Channel, future modifications to the Company's distribution agreements, a decline in the advertising market, unexpected increased competition or other adverse operating conditions could impact the Company's ability to achieve its projected operating results. If projected operating results are not achieved, the Company would need to obtain additional funding. In that event, Crown Media Holdings would consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to Crown Media Holdings. Any new debt financing would require the agreement of existing lenders and preferred securities holders.

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

Subscriber Acquisition Fees

        Crown Media United States has distribution agreements with eight of the top nine largest (based on number of subscribers) United States pay television distributors. These distributors carry the Hallmark Channel on some of their cable, satellite, terrestrial television, or satellite master antenna television systems. Under certain of these agreements, Crown Media United States is obligated to pay subscriber acquisition fees if defined subscriber levels are met in order to obtain carriage of the Hallmark Channel by those distributors. Such costs are accrued when Crown Media United States receives notice from their distributors that they have met the penetration percentage or subscriber count defined in the underlying agreements.

        Subscriber acquisition fees are amortized over the life of the distribution agreements (ranging from 4 to 9 years) as a reduction of subscriber fees revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically and whenever events or changes in distributor relationships occur or other indicators would suggest impairment.

        Subscriber acquisition fees are comprised of the following:

	As of December 31, 2001	As of December 31, 2002
	(In thousands)
Subscriber acquisition fees, at cost	$143,153	$186,085
Accumulated amortization	(16,188)	(45,820)

Subscriber acquisition fees, net	$126,965	$140,265

        Of the net balance at December 31, 2002, $33.0 million will be recognized as a reduction of subscriber fee revenue and $107.3 million will be recognized as subscriber acquisition fee expense in future periods.

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

        Under certain agreements with distributors, additional subscriber acquisition fees will become payable by the Company if defined subscriber levels are reached. At December 31, 2002, the maximum of these additional subscriber acquisition fees under existing agreements is $67.1 million. These additional subscriber acquisition fees would result in an increase of approximately 40.0 million additional subscribers.

        On November 7, 2002, the Company entered into an amendment of a distribution agreement with a large distributor in the United States. The amendment extends the distribution agreement for two years to December 31, 2007, and provides for the payment of a substantial cash amount in settlement of the "most favored nation" clauses in regard to the DirecTV terms and for additional full-time subscribers to the Hallmark Channel. The Company paid a portion of the amount upon execution and will make monthly cash payments through December 2003 for the balance. The Company may also be required to pay substantial market support payments, if subscribers exceed the final commitment number, through December 31, 2004. In addition, if the distributor achieves the final commitment level of subscribers, subscriber fees will not apply to subscribers above a specified number. The amendment also contains a "most favored nation" provision relating to other distribution agreements. A portion of the consideration given, totaling $32.3 million, relating to new subscribers and term extension has been recorded as subscriber acquisition fees that are amortized over the remaining life of the distribution agreement. The marketing support payments under the amendment will be accounted for as marketing expenses when incurred. The remaining portion of the consideration, totaling $16.9 million, is related to the settlement of the "most favored nation" clause and has been expensed as incurred as a component of subscriber acquisition fee expense. The Company also recorded subscriber acquisition fee expense of $4.7 million related to another large distributor during the fourth quarter of 2002 as the result of the contract settlement and its impact on the "most favored nation" clause in the agreement with that distributor.

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

        SFAS No. 63 also requires an entity providing licensed programming to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both assets and liabilities of $81.7 million and $219.5 million as of December 31, 2001 and 2002, respectively, related to committed program license fees payable to Hallmark Entertainment Distribution, L.L.C. ("Hallmark Entertainment Distribution") and other third parties with airing windows to begin subsequent to period-end.

Subtitling and Dubbing

        Subtitling and dubbing represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program's airing window for programming licensed from unaffiliated third-parties or the program's estimated life (in the case of programming licensed from Hallmark Entertainment Distribution and the Company's film assets). The Company wrote-down certain impaired subtitling and dubbing assets related to Hallmark Entertainment Distribution programming in 2002. The impairment of $7.9 million was included as operating costs in the accompanying consolidated statement of operations for the year ended December 31, 2002. Beginning 2003, costs related to programming licensed from Hallmark Entertainment Distribution will be amortized over a maximum period of 3 years. Amortization expense for subtitling and dubbing costs was $1.2 million, $3.0 million, and $8.4 million for the years ended December 31, 2000, 2001, and 2002, respectively.

	As of December 31, 2001	As of December 31, 2002
	(In thousands)
Subtitling and dubbing assets, at cost	$12,234	$8,343
Accumulated amortization	(4,855)	(4,027)

Subtitling and dubbing assets, net	$7,379	$4,316

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

        Crown Media Holdings owns 100% of the common equity in Crown Media Trust. The preferred securities include terms that allow the holder to earn a return above the stated dividend rate on the securities under certain conditions. Based on fair value calculations using discounted cash flows and Black-Scholes models, a portion of the proceeds from the preferred securities has been allocated and classified in Crown Media Holdings' balance sheet as guaranteed preferred beneficial interest in Crown Media Trust's debentures and a portion has been classified as convertible debt. Issuance costs related to the guaranteed preferred beneficial interest portion were netted against the guaranteed preferred beneficial interest and accreted as additional expense in earnings. Issuance costs related to the convertible debt portion were recorded as a deferred debt issuance costs asset and are currently amortized as additional interest expense, using the effective interest method. See Note 9 for additional discussion of the terms for the preferred securities and Crown Media Holdings' related subordinated debentures.

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

        Advertising revenues are recognized as earned in the period in which the advertising commercials or infomercials are telecast and are generally billed monthly. If uncertainty as to the collectibility of this revenue exists, the revenue is recognized on a cash basis. Advertising revenues are recorded net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting operations. Clients remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue.

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

Film Assets

        In September 2001, the Company acquired certain film assets from Hallmark Entertainment Distribution. In the case of sales to third parties, the Company amortizes its film assets using the individual-film-forecast-computation method, which amortizes such assets in the same ratio that current period actual revenue to estimated unrecognized ultimate revenues as of the beginning of the current fiscal year. For anticipated internal use of the film assets, the Company amortizes its film assets using a 10-year estimated useful life. The Company's projections regarding sales to third parties and anticipated internal use are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition and is the same time period used in the initial, external valuation of the Company's film assets at the time of acquisition.

        The Company also reviews the film assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying value of the individual film assets exceeds the fair value, the film assets are written-down to their fair values. At least annually, the Company is required by the covenants in its credit facility to have a valuation expert perform a valuation of the film assets. A discounted cash flow model was used by the Company and its valuation expert to estimate fair value. Future cash flows were based on the terms of existing contractual arrangements plus the projected cash inflows from future license sales. The Company and its valuation expert considered the following factors, among others, in estimating future cash inflows for a film: (a) if previously released, the film's performance in prior markets, (b) the public's perception of the film's story, cast, director, or producer, (c) historical results of similar films, (d) historical results of the cast, director, or producer on prior films, and (e) running time of the film.

In determining a film's fair value, the Company and its valuation expert consider those cash outflows necessary to generate the film's cash inflows. Therefore, future exploitation and participation costs were factored into the determination of fair value. When determining the fair value of a film under the discounted cash flow methodology employed by the Company and its valuation expert, the discount rate was a combination of the estimated incremental borrowing rate of the Company's film license customers, in the case of projected third party sales, and the Company's incremental borrowing rate in the case of projected internal use.

        Amortization expense for the film library was $3.5 million and $27.0 million for the years ended December 31, 2001, and 2002, respectively. The Company expects to amortize $43.8 million of film assets for the year ending December 31, 2003.

	As of December 31, 2001	As of December 31, 2002
	(In thousands)
Film assets	$810,928	$810,928
Residual assets	705	5,244
Accumulated amortization	(3,495)	(29,346)

Film assets, net	$808,138	$786,826

Goodwill

        In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which were adopted by Crown Media Holdings on January 1, 2002. These standards require companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. Crown Media Holdings ceased amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting effective January 1, 2002. Valuation experts evaluated the carrying value of the Company's goodwill for impairment upon implementation of SFAS No. 142 and at November 30, 2002, which the Company has selected as its annual goodwill impairment review date. These evaluations support the Company's determination that the estimated fair value of goodwill currently exceeds the carrying value.

        The Company has allocated all of its goodwill to its domestic reporting unit, Crown Media United States LLC (CMUS), since the goodwill was recorded as a result of a series of transactions whereby the Company became the owner of all of the common membership units of CMUS. The Company's valuation expert performed the step one test required by SFAS No. 142 and utilized a discounted cash flow methodology to estimate the fair value of the CMUS reporting unit. The estimated cash flow available for distribution over a ten year period was added to the estimated terminal value and discounted to the present using the estimated CMUS weighted average cost of capital. These factors required significant judgment by management. As the valuation of the CMUS reporting unit exceeded its carrying value, the step one test was deemed to be passed and the step two test was not performed.

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

        Had compensation costs for these plans been determined consistent with SFAS No. 123, Crown Media Holdings' net loss and loss per share would have been increased to the following pro forma amounts for the years ended December 31, 2000, 2001 and 2002:

Pro Forma Effects
(In thousands, except per share amounts)

	2000	2001	2002
	(In thousands, except per share amounts)
Net loss	$(116,126)	$(229,832)	$(313,029)
Accretion	(1,484)	—	—
Pro forma stock options expense	(29,306)	(12,339)	(12,346)

Stock options expense included in net loss	13,128	1,505	18

Pro forma net loss	$(133,788)	$(240,666)	$(325,357)

Weighted average shares	50,786	74,691	104,306

Pro forma net loss per share, basic and diluted	$(2.63)	$(3.22)	$(3.12)

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

Recently Issued Accounting Pronouncements

        The Company adopted the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), effective January 1, 2003. FIN 46 clarifies the application of Accounting Research Bulletin 51 to certain entities, defined as variable interest entities ("VIEs"), in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. At the time of the initial application, FIN 46 had no impact on the Company's financial condition or results of operations because the Company previously consolidated all VIEs in which it was the primary beneficiary. Since the Company's initial application, the FASB has been addressing various implementation issues that could potentially broaden the application of FIN 46 to entities outside its originally interpreted scope and has issued and proposed several FASB Staff Positions. The Company does not expect that these FASB Staff Positions will have a material impact on its financial statements.

3. Reorganization

        On October 7, 2002, the Company announced its intention to reorganize its operations in order to concentrate its efforts on the Hallmark Channel in the U.S. and in its more successful international markets. The Company has almost completed decentralizing many oversight and non-technical support functions formally located in the Company's U.S. based offices and has transferred those responsibilities to regional staff. In Latin America the Company has entered into an agreement with a local distribution partner, Pramer S.C.A., who will perform the day-to-day operations of the Hallmark Channel in this region. The Company expects to complete all decentralization by the first quarter of 2003. Once completed, the Company's workforce will be reduced by approximately 30% or 130 positions.

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

4. Program license fees

        Program license fees are comprised of the following:

	As of December 31,
	2001	2002
	(In thousands)
Program license fees—Hallmark Entertainment Distribution	$103,539	$82,910
Program license fees—NICC	287	—
Program license fees—other affiliates	13,821	8,341
Program license fees—non-affiliates	93,795	129,906
Prepaid program license fees	6,750	10,250

Program license fees, at cost	218,192	231,407
Accumulated amortization	(76,670)	(83,430)

Program license fees, net	$141,522	$147,977

        On May 9, 2000, Crown Media Holdings recorded $84.1 million of program license fees as part of its acquisition of Crown Media United States. Programming costs for the years ended December 31, 2000, 2001, and 2002 were $50.2 million, $117.2 million, and $138.0 million, respectively. Amortization of program license fees, included as a component of programming cost, was $47.3 million, $101.1 million, and $ 133.7 million for the years ended December 31, 2000, 2001 and 2002. During the years ending December 31, 2001 and 2002, certain program license fees were written-down to their net realizable values, resulting in additional costs of $28.2 million and $47.0 million, respectively, which has been included as a component of programming cost in the accompanying consolidated statements of operations.

        License fees payable are comprised of the following:

	As of December 31,
	2001	2002
	(In thousands)
License fees payable—Hallmark Entertainment Distribution	$62,299	$68,243
License fees payable—other affiliates	—	90
License fees payable—non-affiliates	56,215	89,858

Total license fees payable	118,514	158,191
Less current maturities	(33,088)	(58,756)

Long-term license fees payable	$85,426	$99,435

        Crown Media United States recorded a charge in the fourth quarter of 2002 of $47.0 million related to certain programming write-downs reflecting refinement of the Company's programming strategy and projected usage. In the accompanying consolidated statement of operations for the year ended December 31, 2002, write-downs of $29.3 million is included in affiliate programming costs and write-downs of $17.7 million is included in non-affiliate programming costs. The mix of revenues for the domestic Hallmark Channel has shifted more heavily to advertising revenues from subscriber fees revenue. Certain of the programming identified and written-down was not expected to generate sufficient future advertising revenue to support the channel.

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

5. Property and Equipment

        Property and equipment are comprised of the following:

	As of December 31,
			Life (In years)
	2001	2002
	(In thousands)
Technical equipment and computers	$37,745	$38,584	3-5
Leased asset (see Note 8)	13,252	13,252	8
Furniture, fixtures and equipment	2,025	2,162	5
Leasehold improvements	8,604	8,215	3-7
Construction-in-progress	424	1,520

Property and equipment, at cost	62,050	63,733
Accumulated depreciation and amortization	(18,168)	(28,121)

Property and equipment, net	$43,882	$35,612

        Depreciation and amortization expense totaled $5.2 million, $11.5 million, and $13.3 million, respectively, for the years ended December 31, 2000, 2001 and 2002.

6. Investments in and Advances to Unconsolidated Entities

Investment in H&H Programming—Asia

        In May 1998, Crown Media International formed H&H Programming—Asia, with The Jim Henson Company, for the purpose of developing, owning and operating a pay television channel called The Kermit Channel in Latin America and Asia. In October 2000, we ceased operating The Kermit Channel in Asia, and in lieu of a separate channel, we introduced a nine-hour programming block dedicated to the children's market on the Hallmark Channel in our Asian feed. As of January 1, 2001, we ceased operating The Kermit Channel in India and introduced a block of children's programming on the Hallmark Channel in India.

        Each of Crown Media International and The Jim Henson Company held a 50% interest in H&H Programming—Asia through March 15, 2001. Crown Media Holdings' investment in H&H Programming—Asia was reflected in the consolidated financial statements using the equity method of accounting until March 15, 2001, the date of the acquisition of the remaining 50% interest (see note 1), at which time it became a consolidated subsidiary. Crown Media Holdings' equity in the net loss of H&H Programming -Asia was approximately $4.5 million for the year ended December 31, 2000, and $655,000 for the two and one half months ended March 15, 2001.

        Crown Media Holdings provided services to H&H Programming—Asia in exchange for a management fee as provided in an agreement between Crown Media International and H&H

Programming—Asia. This fee, which was approximately $2.9 million for the year ended December 31, 2000, included direct and indirect costs incurred on behalf of H&H Programming—Asia, as provided by the agreements. No fees were recorded for the year ended December 31, 2001.

        Crown Media International made capital contributions, through cash advances to and/or conversion of receivables from H&H Programming—Asia, of $2.5 million during 2000. For the two and one half months ended March 15, 2001, Crown Media International made contributions of $707,000.

Investment in Crown Media United States

        In November 1998, Crown Media International entered into an agreement with NICC to acquire a 22.5% common equity interest in Crown Media United States. Crown Media United States had been formed to develop, own and operate the Hallmark Channel. The purchase price for Crown Media International's interest in Crown Media United States was $50.0 million. Pursuant to the terms of the agreement, Crown Media International paid $20.0 million of this purchase price in November 1998, an additional $20.0 million in May 1999 and the final payment of $10.0 million in February 2000.

        Crown Media International funded its 1998 capital contribution to Crown Media United States with the proceeds of additional investments of $17.8 million and $2.2 million in Crown Media International by its stockholders, Hallmark Entertainment and J.P. Morgan, respectively. Hallmark Entertainment and J.P. Morgan were issued 1.2 million shares of Class B common stock and 15,354 shares of Class A common stock, respectively, related to the additional funding. In May 1999, Hallmark Entertainment and J.P. Morgan provided Crown Media International with additional funding of $17.8 million and $2.2 million, respectively, to fund Crown Media International's additional capital contribution to Crown Media United States. In connection with this funding, Crown Media International issued 1.2 million shares of Class B common stock to Hallmark Entertainment and 15,354 shares of Class A common stock to J.P. Morgan. The shares originally issued in connection with this funding provided by J.P. Morgan were subject to a put and call arrangement.

        In connection with the November 1998 investments by Crown Media International and The Jim Henson Company in Crown Media United States, VISN Management Corp. ("VISN," a subsidiary of NICC) received a redeemable preferred interest of $25.0 million, which ranks senior to the common equity interests of Crown Media United States. This amount is classified as company obligated mandatorily redeemable preferred interest in the accompanying consolidated balance sheets. Crown Media United States is required to redeem the entire preferred interest on or before December 31, 2010. Partial redemptions are required if, during any fiscal year subsequent to January 1, 2005, and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million. Following each such year, Crown Media United States must redeem the preferred interest in an amount equal to the lesser of such excess, $5.0 million, or the remaining unpaid preferred interest. Crown Media United States also has the right to redeem any remaining unpaid preferred interest in whole (but not in part) at any time.

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

        Crown Media Holdings' investment in Crown Media United States was reflected in the consolidated financial statements using the equity method of accounting until May 9, 2000, at which time it became a consolidated subsidiary. This investment is included in the consolidated statements of operations as a component of equity in net losses of unconsolidated entities. Crown Media Holdings' investment in Crown Media United States, through the date of the reorganization, exceeded the underlying equity in the net assets of Crown Media United States as of the date of the investment.

        On March 15, 2001, Crown Media Holdings acquired the remaining 22.5% common interests in Crown Media United States and 50% interest in H&H Programming—Asia, which it did not own, for $85.8 million (see note 1).

7. Deferred Programming Revenue

        In December 1997, Crown Media International renegotiated a distribution agreement with a pay television distributor, which was extended through December 2001. As a result of the renegotiation, the pay television distributor paid Crown Media International $5.0 million and agreed to provide Crown Media International with approximately $4.3 million in future transponder services and playback and uplink services. The entire $9.3 million from the renegotiated agreement was initially included in deferred revenue. Revenue was recognized in subscriber fees as services were provided over the life of the contract. Remaining revenues recognized under the renegotiated agreement were approximately $1.5 million and $713,000 for the years ended December 31, 2000 and 2001, respectively.

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

8. Leases

        Crown Media International leases uplink and transponder space under a long-term lease agreement. In accordance with SFAS No. 13, Accounting for Leases, the lease was accounted for as a capital lease. Future minimum lease payments under the agreement at December 31, 2002 are as follows:

Years Ended December 31,	(In thousands)
2003	$2,300
2004	2,300
2005	2,300
2006	2,300
2007	2,300
Thereafter	2,300

Total minimum lease payments	13,800
Less amount representing interest	(3,077)

Present value of net minimum lease payments	10,723
Less current maturities	(1,433)

Long-term obligation	$9,290

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

        The credit facility contains a number of affirmative and negative covenants, which were amended on February 20, 2003. The affirmative covenants include: our furnishing financial reports to the lenders and our observing in all material respects all material agreements with respect to the distribution or exploitation of film assets. Negative covenants include: Limitations on indebtedness, liens, investments, "Restricted Payments," capital expenditures, changes in our business activities, and other matters; not amending the promissory note with HC Crown, the related letter of credit issued for our benefit or certain of our other material agreements; a requirement that EBITDA, as defined not be less than specified amounts for each quarter through December 31, 2003 and specified amounts for each fiscal year thereafter; not permitting the Leverage Ratio (that is, the ratio of aggregate principal amount of indebtedness at the date of determination excluding any preferred stock and non-interest bearing obligations to EBITDA for the 12-month period ending on the date of determination) to exceed maximum leverage ratios from December 31, 2004 through June 30, 2006; and not permitting the Interest Coverage Ratio (the ratio of EBITDA to interest expense) at any time during the twelve-month periods ending at the end of each calendar quarter commencing December 31, 2004 to be less than specified ratios. Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the HC Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards, Hallmark Entertainment or any of their affiliates. The bank credit agreement permits Crown Media Holdings to use net cash proceeds from the issuance of debt or equity to be used for certain Restricted Payments. The bank credit agreement also permits, among other things, payments by Crown Media Holdings to Hallmark Entertainment Distribution under program license agreements and to Hallmark Entertainment, Hallmark Cards or their affiliates under the terms of service agreements up to certain dollar amounts.

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

        Each preferred security has a stated liquidation amount of $1,000, and each contingent appreciation certificate entitles the holder to receive cash, or at the holder's option, purchase approximately 38.3 shares of the Company's Class A common stock at a price of $13.07 per share, subject to adjustment. Crown Media Trust issued the preferred securities to Crown Media Holdings in exchange for 6.75% Subordinated Debentures from Crown Media Holdings due 2007. Crown Media Holdings pays interest on the debentures at the same rate and at the same time as Crown Media Trust is required to make distributions on the preferred securities. Crown Media Holdings has guaranteed, on a subordinated basis, Crown Media Trust's obligations under the preferred securities.

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

        The contingent appreciation certificates issued by Crown Media Holdings will expire on March 15, 2008. On or after the occurrence of certain defined purchase or liquidation events, the holders will be entitled, at their option, (i) to a cash payment for a minimum return amount on the original cost of the unit, or (ii) a right to purchase approximately 38.3 shares of Class A common stock per unit at a price initially equal to $13.07, subject to adjustment, calculated on the date Crown Media Trust redeems or purchases the preferred securities. The minimum return amount means the amount, when added to the liquidation amount and all cash distributions on the preferred securities, which yields an internal rate of return of 14.0% to 18.0%, depending on the date of redemption or purchase. The maximum return amount means the amount, when added to the liquidation amount and all cash distribution on the preferred securities, which yields an internal rate of return of 25%. The contingent appreciation certificates, if fully exercised for stock, would represent approximately 10.1 million shares of the Company's Class A common stock.

        On or after December 15, 2003, Crown Media Holdings will have the right to redeem any and all of the outstanding debentures at a redemption price equal to 100% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon. Since their issuance and through September 30, 2002, the Company had expected to redeem the debentures on December 15, 2004, and was accreting its convertible debt and guaranteed preferred beneficial interest to the amount expected to be paid, either in cash or common stock, in satisfaction of the minimum return, at a rate of return of 14%. In light of the decline in the market price of the Company's Class A common stock, which affects the desirability of offering stock in the future to redeem the preferred securities, management determined that the Company will not make an optional early redemption of its trust preferred securities, but will wait until their final redemption date in December 2007. Consequently, under the applicable terms of the preferred securities and related contingent appreciation certificates, the cumulative interest rate is expected to be 18%, an increase of 4% from the 14% cumulative rate, which would have been payable if the securities were redeemed at the previously anticipated date of December 2004. The change in the interest rate from 14% to 18% will result in higher interest expense and accretion of guaranteed preferred beneficial interest that will negatively impact the Company's results of operations for all future periods until these securities are redeemed. The required quarterly cash payments on the preferred securities remain unchanged, although the final redemption amount will be higher. In the event of a change of control, the Company must either exercise its right to redeem all or offer to purchase any and all of the outstanding debentures at a price equal to 110% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon.

        The financing was recorded at $265.0 million and required the allocation of fair value to the various components based on the terms of the private placement agreement. Crown Media Holdings calculated the guaranteed preferred beneficial interest portion of the preferred securities using an internal rate of return analysis (cumulative present value of expected future cash flows) on the preferred securities. The carrying value of the guaranteed preferred beneficial interest as determined on December 17, 2001, was $197.7 million, on December 31, 2001, was $199.0 million, and on December 31, 2002, was $221.6 million, net of offering costs.

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

	Initial Fair Value Allocation	As of December 31, 2001	As of December 31, 2002
	(In thousands)
Convertible debt
Value of contingent appreciation certificates	$93,682
Value of embedded derivative	(50,212)

Total carrying amount of convertible debt(a)(b)	43,470	$43,733	$47,916

Derivative liability(c)	12,083	$12,495	$762

Allocable offering costs included in debt issuance costs(d)	(2,444)	$(2,427)	$(2,020)

Guaranteed preferred beneficial interest in Crown Media Trust's debentures	209,447	$210,699	$245,241
Distribution to holders of guaranteed preferred beneficial interest in Crown Media Trust's debentures	—	—	(14,730)
Allocable offering costs(e)	(11,771)	(11,659)	(8,960)

Total carrying value of guaranteed preferred beneficial interest(b)(f)	197,676	$199,040	$221,551

Net proceeds allocated to securities sold	$250,785

Gross proceeds from private placement	$265,000
Offering costs	(14,215)

Net proceeds allocated to securities sold	$250,785

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

        On September 28, 2001, the Company executed a promissory note, in the amount of $150.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated February 12, 2001. HC Crown's obligation to make loans under this agreement was supported by an irrevocable letter of credit from Credit Suisse First Boston.

        On December 14, 2001, the Company executed a promissory note, in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank credit facility and the Crown Media Trust preferred securities, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown's obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of December 31, 2001, the Company had no borrowings under this note to HC Crown. As of December 31, 2002, principal borrowings under the note were $5.0 million, with accrued interest of $10,000, both of which were included in notes and interest payable to HC Crown on the accompanying consolidated balance sheet. Under the $75.0 million note, the Company is obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid in cash or by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. At December 31, 2001 and 2002, the $1.1 million and $281,000 commitment fee were included in payable to affiliates in the accompanying consolidated balance sheets. In December 2002, we issued 123,831 shares as payment for $844,000 of fees. The line of credit was amended to its present form in conjunction with the issuance of the Crown Media Trust's preferred securities.

Hallmark Agreements Related to Bank Credit Facility and Preferred Securities

        Hallmark Cards and Hallmark Entertainment entered into certain agreements in order to induce the bank syndicate to enter into the Company's credit facility. Hallmark Cards, Crown Media Holdings and the banks are parties to a subordination and support agreement dated August 31, 2001. Under the subordination and support agreement, the obligations of Crown Media Holdings to pay (a) any borrowings under the HC Crown line of credit, and (b) approximately $100.0 million in accounts payable to Hallmark Entertainment Distribution as provided by the purchase agreement for the film assets, are subordinated in right of payment to Crown Media Holdings' obligations under its credit facility. In the subordination and support agreement, Hallmark Cards also agrees to cause HC Crown to advance up to $75.0 million under the HC Crown line of credit to Crown Media Holdings (less the amount of any reduction on the HC Crown line of credit because of the application of net cash proceeds from issuing debt or equity as permitted by the bank credit agreement), to the extent necessary to enable Crown Media Holdings to meet its cash needs including the repayment of the bank loans, provided that Crown Media Holdings has borrowed the full amount then available under the credit facility. Further, Hallmark Cards agreed that the HC Crown line of credit will not be declared due and payable if any obligations to the banks remain outstanding.

        Under an amended and restated limited guarantee agreement and acknowledgement dated August 31, 2001, as amended and restated as of December 14, 2001, with the banks, Hallmark Cards guarantees up to a defined maximum amount Crown Media Holdings' performance of obligations under the bank credit agreement when due. The maximum amount is $75.0 million, less the aggregate principal amount outstanding under the HC Crown line of credit and less net cash proceeds from issuing debt or equity used to make payments on the HC Crown line of credit as permitted by the bank credit agreement.

        Hallmark Entertainment and the banks entered into an agreement called the Hallmark Inducement Agreement, dated August 31, 2001. Hallmark Entertainment agreed, among other things, (a) not to return Class A Crown Media Holdings common stock to satisfy any portion of its liability for the breach of any representations and warranties in the purchase agreement for the film assets and (b) for a period of 24 months following the closing of the purchase of the film assets, to indemnify the bank lenders for any financial loss that Crown Media Holdings may suffer as a direct result of defects in the rights transferred to Crown Media Holdings in the film assets (a "library loss"). Hallmark Entertainment may satisfy this indemnification obligation by purchasing pro rata a subordinated participation in the bank loans or by providing a subordinated loan to Crown Media Holdings in the amount of the library loss.

        In connection with the private placement of units consisting of preferred securities issued by Crown Media Trust and contingent appreciation certificates, Hallmark Cards, certain of its subsidiaries and other parties thereto entered into a Subordination and Support Agreement (the "Subordination Agreement"), pursuant to which Hallmark Cards agreed to loan Crown Media Holdings up to $75.0 million under a subordinated revolving credit line. The line of credit has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank facility and the units, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. In addition, until the termination of the Subordination Agreement and such time as the debentures issued to Crown Media Trust and contingent appreciation certificates are paid in full, Hallmark Cards will agree to loan Crown Media Holdings an amount necessary to pay, when due, the $100.0 million in obligations owed to third parties by Hallmark Entertainment Distribution which were assumed by Crown Media Holdings in connection with its acquisition of the film library. Lastly Hallmark Entertainment Distribution agreed to subordinate approximately $60.0 million in obligations owed by subsidiaries of Crown Media Holdings to it pursuant to certain program license agreements.

Costs Incurred on Crown Media Holdings' Behalf

        Since inception, Hallmark Entertainment has paid certain costs related to payroll and benefits, insurance, operational and financing expenditures and capital expenditures on behalf of Crown Media Holdings. These transactions are recorded in the books and records of Crown Media Holdings. For the years ended December 31, 2000, 2001 and 2002, respectively, $3.8 million, $3.6 million, and $1.4 million, respectively, were paid to Hallmark Entertainment. Unreimbursed costs of $1.8 million and $1.1 million are included in the item payable to affiliates in the accompanying consolidated balance sheets as of December 31, 2001 and 2002, respectively.

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

Class B Common Stock

        Hallmark Entertainment Holdings controls all of the Company's outstanding shares of Class B common stock, which, together with the shares of Class A common stock it owns, represents approximately 91% of the voting power on all matters submitted to the Company's stockholders. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Shares of Class B common stock are generally automatically convertible into Class A common stock upon sale or other transfer by the selling stockholder. In addition, Class B common stockholders are entitled to 10 votes per share as compared to one vote per share of Class A common stock. With the exception of the voting and conversion rights, shares of Class A common stock and shares of Class B common stock are identical.

Purchase of Film Assets

        On September 28, 2001, Crown Media Holdings completed the acquisition of film assets, comprised of approximately 700 film titles and related rights and property, representing over 3,000 hours of programming, from the film assets of Hallmark Entertainment Distribution, a wholly owned subsidiary of Hallmark Entertainment Holdings. Under the terms of the acquisition, the Company assumed $220.0 million of Hallmark Entertainment Distribution debt and payables and issued 33,319,528 shares of the Company's Class A common stock, net of the reduction of the 425,000 shares returned to the Company in accordance with the finalization of a stockholder lawsuit. The number of shares of common stock was determined by a formula based on the average closing price of the common stock from November 6, 2000 (the date the Company announced that it was contemplating the transaction) to September 27, 2001 (the day prior to closing), which average price was $17.78 per share. A committee of directors independent of Hallmark Entertainment and its affiliates considered and negotiated this transaction, including the purchase price, and received a fairness opinion from its financial advisor. Additionally, the stockholders of Crown Media Holdings, other than Hallmark Cards and its affiliates, approved the transaction at a meeting on July 17, 2001.

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

Hallmark Trademark License Agreements

        Crown Media Holdings is permitted to use the "Hallmark" and "Hallmark Entertainment" trademarks in accordance with the terms of a royalty-free two-year trademark license agreement dated as of December 1, 2000, between Hallmark Cards and Crown Media International. This agreement was recently extended through November 30, 2003. Under that agreement, the Company may use the Hallmark and Hallmark Entertainment trademarks only for so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of the voting interest and at least 35% of the equity interest of Crown Media Holdings, and designate a majority of our Board and so long as there is no event of default under the agreement.

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

        Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., amended and restated on March 27, 2001, which has also been extended through November 30, 2003. The agreement permits the use of the Hallmark trademarks in the United States under terms, which are similar to the terms applicable to the use of the Hallmark trademarks outside the United States by Crown Media International. As with Crown Media International's trademark agreement with Hallmark Cards, the amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the "Hallmark Channel". The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States' network.

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

NICC License Agreements

        On November 13, 1998, Crown Media United States amended and restated its operating agreement (the "Company Agreement") with its members and also entered into a program license agreement with NICC ("NICC Program License Agreement") under which Crown Media United States licensed programming from NICC for distribution within the United States. NICC was obligated to furnish a minimum of 200 hours of programming each year under the NICC Program License Agreement.

        Under the NICC Program License Agreement and the Company Agreement, Crown Media United States agreed to advance amounts to NICC for the production of programming for Crown Media United States. The advances are treated as advance payments against the license fees which would be payable for this programming. The annual advance was equal to $5.0 million with certain annual escalations.

        Pursuant to a February 2001 amendment in conjunction with our acquisition of the remaining ownership of Crown Media United States, the Company committed to annual advances, in the amount of $5.3 million subject to annual escalations, initially treated as a license fee for certain existing programming provided by NICC to Crown Media United States. In addition, Crown Media United States will fund a portion of the costs of new programming produced by or with NICC. Crown Media United States will also assist NICC in launching and operating a new channel, which will be distributed by satellite and cable. This assistance will include the provision to NICC of management and operational services, with some services provided at no cost and some services provided for a fee. The term of the obligations contained in the February 2001 amendment expire on March 26, 2006, but may be terminated earlier if NICC sells more than 50% of the Crown Media Holdings shares it owned on February 22, 2001. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC's Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels.

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

        From May 2000 through December 31, 2002, Crown Media Holdings was not included in the consolidated federal income tax return of Hallmark. Crown Media Holdings was included in certain combined state income tax returns of Hallmark or Hallmark Entertainment. Consequently, Hallmark Entertainment and Crown Media Holdings entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Entertainment and Crown Media Holdings filed consolidated, combined or unitary state tax returns, Crown Media Holdings made tax-sharing payments to (or received payments from) Hallmark Entertainment equal to the taxes (or tax refunds) that Crown Media Holdings would have paid (or received) if it filed on a stand-alone basis. Such payments were computed based on Crown Media Holdings' income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.

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

        The components of Crown Media Holdings' deferred tax assets and liabilities are comprised of the following:

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

13. Share Appreciation Rights Plan and Stock Options Plan

        In March 1999, Crown Media International adopted a Share Appreciation Rights Plan (the "SAR Plan") to provide key officers of Crown Media International incentives linked to the increase in Crown Media International's market value. The Crown Media International SAR Plan allowed for the issuance of up to three million rights that accrue value over an initial valuation and vest over a period of thirty-six months. The maximum distributions under the Crown Media International SAR Plan were $15.0 million in aggregate and $10.0 million to any individual. As of December 31, 1999, Crown Media International had issued three million rights and accrued $2.8 million under the Crown Media International SAR Plan. The Crown Media International SAR Plan expired on May 10, 2000, in conjunction with the initial public offering, as the shares were converted to stock options based upon calculated pricing models. At that time, Crown Media Holdings granted one million non-qualified stock options with an exercise price of $8.33 and recognized additional compensation expense of $5.67 per option to record them at fair value.

        In November 1998, Crown Media United States adopted the Odyssey Holdings, L.L.C. Share Appreciation Rights Plan (the "SAR Plan") to provide key officers and employees with incentives linked to the increase in Odyssey Holdings' market value. The Odyssey Holdings SAR Plan allowed for the issuance of up to five million rights that were to vest over a three to five year period. The Odyssey Holdings SAR Plan expired on August 1, 2000, as the five million SARs were converted to stock options based upon calculated pricing models. Crown Media Holdings granted 1.3 million non-qualified stock options with an exercise price of $8.94 and recognized additional compensation expense of $6.93 per option to record them at fair value.

        Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the "Plan"). Crown Media Holdings accounts for the Plan under APB 25, under which compensation cost of $4.2 million, $1.5 million, and $18,000, respectively, was recognized for the years ended December 31, 2000, 2001 and 2002. Compensation cost for stock options issued to employees represented the excess of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock

        Crown Media Holdings may grant options for up to 10.0 million shares under the Plan and has granted options on 3.9 million shares, 3.3 million shares and 1.8 million shares, respectively, during 2000, 2001 and 2002. For options issued in conjunction with the initial public offering, the option exercise price equals the stock's market price on date of grant. Options converted from the Crown Media International SAR Plan and the Odyssey Holdings SAR Plan had exercise prices of $8.33 and $8.94, respectively, which did not equal the stock's market price on the date of grant. Crown Media

Holdings has recorded expense related to the aforementioned difference. The stock options expire 10 years from the date of grant and vest over service periods that range from date of grant to four years.

        A summary of the status of the Plan at December 31, 2000, 2001, and 2002, and changes during the years then ended is presented in the table and narrative below

	Shares	Exercise Price Per Option	Weighted Average Exercise Price Per Option
	(In thousands)
Balance, January 1, 2000	—	—	—
Options granted	3,952	$8.33-17.00	$10.98
Options exercised	(23)	$8.33	$8.33
Options canceled	(8)	$14.00	$14.00

Balance, December 31, 2000	3,921		$10.99

Options granted	3,265	$8.80-21.00	$14.89
Options exercised	(77)	$8.33-14.00	$10.32
Options canceled	(218)	$8.94-16.38	$14.60

Balance, December 31, 2001	6,891		$12.66

Options granted	1,806	$9.76-12.50	$12.19
Options exercised	(182)	$8.33-8.94	$8.93
Options canceled	(678)	$12.50-20.77	$15.62

Balance, December 31, 2002	7,837		$12.38

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Option	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Option	Exercisable Shares	Weighted Average Exercise Price Per Option
	(In thousands)			(In thousands)
$6.30-10.50	2,278	5.0	$8.67	2,097	$8.64
$10.51-12.60	1,851	8.8	$12.10	134	$11.06
$12.61-14.70	2,099	7.4	$13.64	973	$13.75
$14.71-21.00	1,609	7.3	$16.32	502	$16.28

	7,837			3,706

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

14. Benefit Plans

        Crown Media Holdings adopted a new benefit plan for all of its United States employees in November 2001. According to the new Crown Media Employee Savings Plan ("ESP"), any full-time or part-time employee may join the ESP 90 days after his or her employment. Employees that qualify for participation can contribute up to 16% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents. Crown Media Holdings contributed $557,000 for the year ended December 31, 2002.

        Through December 31, 2001, certain Crown Media Holdings and Crown Media International employees were allowed to participate in its 401(k) Plan (the "401(k) Plan"). Employees that qualified for participation could contribute up to 15% of their salary on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. Crown Media Holdings and Crown Media International were permitted to make matching contributions on behalf of all participants who made elective deferrals in an amount equal to a variable percentage of participants' pre-tax contributions through November 2001. Crown Media Holdings and Crown Media International contributed $54,000 and $77,000 for the years ended December 31, 2000 and 2001, respectively.

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

15. Operations in Different Geographic Areas

        Prior to September 28, 2001, all of Crown Media Holdings' material operations were part of the domestic and international pay television programming service industry, and, therefore, Crown Media Holdings reported as two industry segments. Beginning September 28, 2001, selected operating and asset data of Crown Media Distribution is included as a third industry segment, domestic and international film distribution. Selected operating and asset data of H&H Programming—Asia are not included in the following table until March 16, 2001, as prior to that date Crown Media Holdings did not have a controlling interest in H&H Programming—Asia.

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

	Revenue from Unrelated Entities	Revenue from Related Entities	Operating Income (Loss)	Identifiable Assets
	(In millions)

Year ended December 31, 2000:
Domestic	$18.1	$2.9	$(94.3)	$469.5
International	45.8	—	(11.3)	60.5

	$63.9	$2.9	$(105.6)	$530.0

Year ended December 31, 2001:
Domestic	$34.5	$5.0	$(186.0)	$712.8
International	65.3	—	(31.8)	100.0
Film Distribution	2.3	—	(2.9)	813.6

	$102.1	$5.0	$(220.7)	$1,626.4

Year ended December 31, 2002:
Domestic	$54.5	$5.0	$(145.9)	$600.5
International	77.5	—	(108.3)	87.1
Film Distribution	24.0	—	(8.7)	804.7

	$156.0	$5.0	$(262.9)	$1,492.3

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

        British Sky Broadcasting, which is domiciled in the United Kingdom and revenues from which are included in the Company's international segment, accounted for 17% of the Company's consolidated revenues for the year ended December 31, 2002. No other individual country accounted for 10% of the Company's consolidated revenues. No individual pay television distributor accounted for 10% of the Company's consolidated subscribers for the year ended December 31, 2002.

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

(A)
Reflects the acquisition and consolidation of the remaining interests in H&H Programming—Asia beginning March 16, 2001.

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

17. Subsequent Events

        Subsequent to December 31, 2002, Hallmark Entertainment Holdings, Inc. ("Hallmark Entertainment Holdings", a subsidiary wholly owned indirectly by Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings' investors, Liberty Crown, Inc. ("Liberty"), a subsidiary of Liberty Media and JP Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments and VISN, contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for Hallmark Entertainment Investments shares. Crown Media Holdings understands that Hallmark Entertainment Investments intends to hold the Crown Media Holdings Shares and to evaluate media investment opportunities in which Crown Media Holdings does not have an interest. Hallmark Entertainment Holdings, as the more than 80% owner of Hallmark Entertainment Investments, will have voting power over all of the Crown Media Holdings shares.

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
3.2	—	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	—	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
4.1	—
Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
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
10.3	—	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of March 11, 2003, by Hallmark Entertainment Investments Co.**
10.4	—	Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by JP Morgan Partners (BHCA), L.P.**
10.5	—	Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by Liberty Crown, Inc. and Liberty Media Corporation.**
10.6	—	Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by DirecTV Enterprises, Inc.**
10.7	—	Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by VISN Management Corp.**
10.8	—	Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by Crown Media Holdings, Inc.**
10.9	—	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of February 28, 2003, by Hughes Electronics Corporation.**
10.10	—
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
Amendment No. 5, dated as of February 5, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank.**
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
10.28	—	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Media International, LLC.**
10.29	—
Amended and Restated Trademark License Agreement (UK), dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Hallmark Entertainment Limited (formerly known as Hallmark Entertainment Networks (UK) Ltd.) (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated by reference herein).
10.30	—	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited.**

10.31	—
Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001, and incorporated herein by reference.)
10.32	—	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.**
10.33	—
Security Agreement, dated as of August 1, 1999, by and between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and Hallmark Cards, Incorporated (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.34	—
Security Agreement, dated as of March 27, 2001, by and between Odyssey Holdings, LLC (now known as Crown Media United States, LLC) and Hallmark Licensing, Inc. (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference)
10.35	—
Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
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
10.38	—	Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.**
10.39*	—
Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).
10.40	—
Program License Agreement, dated as of November 13, 1998, between National Interfaith Cable Coalition, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.17 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
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
10.44	—	Extension Agreement, dated as of March 1, 2002, by and between Crown Media Holdings, Inc., Crown Media Distribution, LLC and Hallmark Entertainment Distribution, LLC.**
10.45	—	Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.**
10.46	—
Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.47	—
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.48	—
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.49	—
Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.50	—
Lease, dated as of June 1, 1998, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.20 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.51	—
First Amendment to Lease, dated as of March 23, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.52	—
Second Amendment to Lease, dated as of August 17, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.22 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

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
Guaranty of Lease Obligations, dated June 1, 1998, by Hallmark Entertainment, Inc. for High Pointe I Development Group L.L.C. (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
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
10.63*	—	Severance Agreement, dated December 26, 2002, by and between Lana Corbi and Crown Media United States, LLC.**
10.64*	—
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
21.1	—	List of our Subsidiaries.**
21.2	—	Revised list of our Subsidiaries.
23.1	—	Consent of KPMG LLP.**
23.2	—	Consent of KPMG LLP.
24	—	Power of Attorney.
99.1	—	Certification of 10-K Report.**
99.2	—	Certification of 10-K/A Report.

*
Management contract or compensating plan or arrangement.

**
Previously filed.