Form 10-Q/A
period 2003-09-30
CROWN MEDIA HOLDINGS INC
filed 2003-12-08
CIK 1103837

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

        This amended Form 10-Q Report contains changes to the following items: Part I, Item 1, Financial Statements (unaudited); Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Part I, Item 4, Controls and Procedures. We made no changes to our financial statements in this 10-Q Report, except the name of a security and disclosures in certain of the condensed notes to our unaudited consolidated financial statements. Information in this 10-Q Report is stated as of the date of the original filing of this 10-Q Report unless otherwise expressly indicated.

        In this Form 10-Q/A the terms "Crown Media Holdings" or the "Company," refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate our businesses, Crown Media International, LLC ("Crown Media International"), Crown Media United States, LLC ("Crown Media United States"), Crown Media Distribution, LLC ("Crown Media Distribution"), Crown Entertainment Limited ("Crown Entertainment"), Crown Media Trust ("Crown Media Trust"), and H&H Programming—Asia, L.L.C. ("H&H Programming—Asia"). The term "common stock" refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

        The names Hallmark, Hallmark Entertainment and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31, 2002	As of September 30, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$335	$3,123
Accounts receivable, less allowance for doubtful accounts of $7,516 and $8,861, respectively	41,629	48,611
Receivable from affiliate	—	7,977
Program license fees—affiliates, net of accumulated amortization	12,632	23,510
Program license fees—non-affiliates, net of accumulated amortization	46,557	71,045
Subtitling and dubbing, net of accumulated amortization	3,265	2,660
Prepaids and other assets	12,837	10,894

Total current assets	117,255	167,820
Restricted cash	340	340
Program license fees—affiliates, net of current portion	37,318	32,434
Program license fees—non-affiliates, net of current portion	51,470	121,168
Subtitling and dubbing, net of current portion	1,051	1,324
Film assets, net of accumulated amortization	786,826	764,313
Subscriber acquisition fees, net of accumulated amortization	140,265	118,328
Property and equipment, net of accumulated depreciation	35,612	30,275
Goodwill	314,033	314,033
Debt issuance costs, net of accumulated amortization	6,309	6,882
Prepaids and other assets, net of current portion	1,783	1,310

Total assets	$1,492,262	$1,558,227

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$47,425	$38,485
Subscriber acquisition fees payable	45,930	14,798
License fees payable to affiliates	8,104	33,972
License fees payable to non-affiliates	50,652	77,659
Payables to affiliates	6,680	7,445
Interest payable to HC Crown	10	1,858
Credit facility and other interest payable	871	441
Capital lease obligation	1,433	1,526
Deferred film asset license fees	599	2,659

Total current liabilities	161,704	178,843
Accrued liabilities, net of current portion	31,385	23,434
Subscriber acquisition fees payable, net of current portion	2,624	1,500
License fees payable to affiliates, net of current portion	60,229	60,229
License fees payable to non-affiliates, net of current portion	39,206	100,844
Demand note payable to HC Crown	5,000	75,000
Payable to Hallmark Entertainment Holdings, Inc.	52,052	52,052
Payable to Hallmark Entertainment, Inc.	47,948	47,948
Senior unsecured note to HC Crown, including accretion	—	406,833
Credit facility	320,000	263,750
Capital lease obligation, net of current portion	9,290	8,133
Company obligated mandatorily redeemable preferred interest, including accretion	—	8,536
Convertible debt	47,916	—
Derivative liability	762	—

Total liabilities	778,116	1,227,102
COMMITMENTS AND CONTINGENCIES
GUARANTEED PREFERRED BENEFICIAL INTEREST IN CROWN MEDIA TRUST'S DEBENTURES	221,551	—
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED INTEREST	25,000	—
STOCKHOLDERS' EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 73,794,606 and 73,863,037 shares issued and outstanding; as of December 31, 2002 and September 30, 2003	738	739
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2002 and September 30, 2003	307	307
Paid-in capital	1,259,242	1,291,480
Accumulated other comprehensive income	647	742
Accumulated deficit	(793,339)	(962,143)

Total stockholders' equity	467,595	331,125

Total liabilities and stockholders' equity	$1,492,262	$1,558,227

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

Liquidity

  Cash Flows

        As of September 30, 2003, the Company believes that cash flow from its operations, cash on hand, remaining availability under its bank credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to meet its liquidity needs for at least the next twelve months. At September 30, 2003, the Company had $56.3 million available under its bank credit facility. The Company received $49.4 million under the tax sharing agreement during 2003 and expects that 2004 payments will be approximately $35.0 million to $40.0 million. The Company also believes that since the tax sharing agreement is with the Company's largest shareholder, there is potential that future tax sharing payments could become available to the Company at an earlier date.

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

        The Company projects that advertising revenue and licensing fees will increase in 2004, and that certain operating expenses will continue to decrease as a result of the reorganization begun in the fourth quarter of 2002. However, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company's distribution agreements, an economic decline in the advertising market, an increase in competition or other adverse operating conditions will impact the Company's ability to achieve its projected operating results. If the projected operating results are not achieved, the Company may need to obtain additional funding. In any event, in order to provide more liquidity, Crown Media Holdings may consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, including HC Crown Corp., a subsidiary of Hallmark Cards ("HC Crown").

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

        Advertising revenues are recognized as earned in the period in which the advertising is telecast and are generally billed monthly. If uncertainty as to the collectibility of this revenue exists, the revenue is recognized on a cash basis. Advertising revenues are recorded net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting operations. Clients remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue.

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

        The Company also reviews the film assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying value of the individual film assets exceeds the fair value, the film assets are written-down to their fair values. On an annual basis, the Company is required by the covenants in its bank credit facility to have an outside expert perform a valuation of the film assets. These valuations supported the Company's determination that the estimated fair value of the film assets as of December 31, 2002, exceeded the carrying value. A discounted cash flows model was used by the Company and its valuation expert to estimate fair value. Future cash flows were based on the terms of any existing contractual arrangements plus the projected cash inflows from future license sales. The Company and its valuation expert considered the following factors, among others, in estimating future cash inflows for a film: (a) if previously released, the film's performance in prior markets, (b) the public's perception of the film's story, cast, director, or producer, (c) historical results of similar films, (d) historical results of the cast, director, or producer on prior films, and (e) running time of the film. In determining a film's fair value, the Company and its valuation expert consider those cash outflows necessary to generate the film's cash inflows. Therefore, future exploitation and participation costs were factored into the determination of fair value. When determining the fair value of a film under the discounted cash flow methodology employed by the Company and its valuation expert, the discount rate was a combination of the estimated incremental borrowing rate of the Company's film license customers, in the case of projected third party sales, and the Company's incremental borrowing rate in the case of projected internal use.

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

Recently Issued Accounting Pronouncements

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement. The adoption of SFAS No. 149 had no material impact on the Company's financial condition or results of operations.

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

5.     Property and Equipment

        Property and equipment are comprised of the following:

	As of December 31, 2002	As of September 30, 2003	Depreciable Lives
	(In thousands)		(In years)
Technical equipment and computers	$38,584	$40,327	3-5
Leased asset	13,252	13,252	8
Furniture, fixtures and equipment	2,162	2,166	5
Leasehold improvements	8,215	10,843	3-7
Construction-in-progress	1,520	238

Property and equipment, at cost	63,733	66,826
Accumulated depreciation and amortization	(28,121)	(36,551)

Property and equipment, net of accumulated depreciation	$35,612	$30,275

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

	Revenue from Unrelated Entities	Revenue from Related Entities	Loss from Operations	Identifiable Assets
	(In millions)
Three months ended September 30, 2002:
Domestic	$13.4	$1.5	$(14.4)	$630.0

International	20.2	—	(18.0)	100.3

Film Distribution	5.0	—	(3.1)	805.6

Consolidated total assets	$38.6	$1.5	(35.5)	$1,535.9

Guaranteed preferred beneficial accretion			(3.0)
Interest expense and other, net			(4.5)

Loss before income taxes			$(43.0)

Three months ended September 30, 2003:
Domestic	$17.6	$0.3	$(25.6)	$674.1
International	20.5	—	(7.9)	91.7
Film Distribution	12.6	—	0.2	792.4

Consolidated total assets	$50.7	$0.3	(33.3)	$1,558.2

Loss on extinguishment of debt			(39.8)
Interest expense and other, net			(15.4)

Loss before income taxes			$(88.5)

Nine Months Ended September 30, 2002:
Domestic	$40.5	$4.2	$(61.9)	$630.0
International	58.7	—	(40.5)	100.3
Film Distribution	15.5	—	(8.4)	805.6

Consolidated total assets	$114.7	$4.2	(110.8)	$1,535.9

Guaranteed preferred beneficial accretion			(14.8)
Interest expense and other, net			(16.3)

Loss before income taxes			$(141.9)

Nine Months Ended September 30, 2003:
Domestic	$56.9	$1.0	$(63.6)	$674.1
International	60.5	—	(17.6)	91.7
Film Distribution	20.0	—	(8.6)	792.4

Consolidated total assets	$137.4	$1.0	(89.8)	$1,558.2

Loss on extinguishment of debt			(39.8)
Guaranteed preferred beneficial accretion			(23.2)
Interest expense and other, net			(30.2)

Loss before income taxes			$(183.0)

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

        British Sky Broadcasting, which is domiciled in the United Kingdom and revenues from which are included in the Company's international segment, accounted for 8% of the Company's consolidated revenues for both the three and nine months ended September 30, 2003. David J. Evans, the Company's President and Chief Executive Officer, currently serves as a director of British Sky Broadcasting. No individual pay television distributor accounted for 10% of the Company's consolidated subscribers for the three and nine months ended September 30, 2003.

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

        On October 1, 2003, the Company amended its existing distribution agreement with a primary pay television distributor in Spain. Under the terms of the amendment, the distributor paid its outstanding balance of $4.7 million on October 24, 2003, and agreed to pay an additional $6.5 million, which would have been due under the pre-existing agreement through December 31, 2004. Three million dollars were received on October 24, 2003, and the final payment of $3.5 million is due in June 2004. Furthermore, the Company anticipates providing the Hallmark Channel to this pay television distributor through at least December 31, 2004. The Company recorded revenue from this distribution agreement of $1.6 million and $4.7 million for the three and nine months ended September 30, 2003, respectively. The Company recorded revenue of $5.5 million and $6.3 million from this distribution agreement for the years ended December 31, 2001 and 2002, respectively.

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

        We are in continuous negotiations with both our existing distributors and new distributors to increase our subscriber base in order to enhance our advertising results. In the United States, we are often subject to requests by distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. In both domestic and international markets we also may help fund the distributors' efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue will continue to be negatively affected by subscriber acquisition fee expenses waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels; however, we believe that the resulting increase in subscribers will allow us to attract additional advertisers and command higher advertising rates.

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

        A distribution agreement with a primary pay television distributor in Spain was amended on October 1, 2003. Under the amendment, the distribution of our Channel to that party can end on December 31, 2004. For additional information, see Note 9, Subsequent Events, to the Condensed Notes to Unaudited Consolidated Financial Statements above.

        Our Channel is usually offered as one of a number of channels on either a basic tier or part of other program packages. Our channel is generally not offered on a stand-alone basis, and is not offered on a stand-alone basis in the United States. Thus, while a cable or satellite customer may subscribe and unsubscribe to the tiers and program packages in which our channel is placed, these customers do not subscribe and unsubscribe to our channel alone. We are not provided with information from the distributors on their overall subscriber churn; we instead are provided information on the total number of subscribers who receive the Hallmark Channel.

        Our number of subscribers depends on the number and size of the distributors which carry the Hallmark Channel and the program tiers on which our Channel is carried by the distributors. From time to time, we experience decreases in the number of subscribers domestically and internationally as promotional periods end or a distributor arrangement is amended or is terminated by us or the distributor. Any such changes in distribution arrangements in 2003 to date have been minor and have been more than offset by the increases in subscribers by means of other new or amended distribution agreements.

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

        Crown Media Distribution generates revenue from the film assets by granting licenses to exhibit the films to third parties. We are also using the films as programming for our television channels. We anticipate increases of revenue from the film assets in the fourth quarter of 2003, compared to the same period in 2002, if the market conditions continue to improve.

Cost of Services

        Our cost of services consists primarily of program license fees, amortization of our film assets, subscriber acquisition fee expense, the cost of signal distribution, dubbing and subtitling, administration, distribution and other exploitation of our film assets, and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing markets and third party programming to support our advertising strategy. We expect the cost of services to increase in the 2003 year compared to 2002 because of the following: We intend to acquire or use quality programming as part of our efforts to continue the increases in our ratings; the amortization of film assets will increase when sales of those assets increase; and we anticipate higher levels of subscriber acquisition fee amortization as result of increases in the distribution of our Channel. Other costs may decrease as a result of our 2002 reorganization. Overall, our goal is to have the cost of services be a lesser percentage of net revenue compared to prior years due to our anticipated increases in total revenue.

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

        Advertising revenues are recognized as earned in the period in which the advertising is telecast and are generally billed monthly. If uncertainty as to the collectibility of this revenue exists, the revenue is recognized on a cash basis. Advertising revenues are recorded net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting operations. Clients remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue.

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

Effects of Transactions with Related and Certain Other Parties

        In 2003 and in prior years, we have entered into a number of significant transactions with Hallmark Cards or its subsidiaries. These transactions concern, among other things, programming, trademark licenses, sales of our film assets, administrative services, a line of credit, a tax sharing agreement and the sale of a $400 million senior unsecured notes. Detailed information regarding these transactions is set forth in Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2002 and in Note 7 to the Condensed Notes to Unaudited Consolidated Financial Statements above.

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

        During the fourth quarter of 2001, we began earning film licensing fees revenue from our purchased film assets. In addition to our use of these film assets on our channels, we are generating film licensing fee revenue as we establish ourselves in the program distribution market. For the three and nine months ended September 30, 2003, we earned film licensing fee revenue of $12.6 million and $20.0 million, respectively, as compared to $5.0 million and $15.5 million for the three and nine months ended September 30, 2002, respectively. These increases in licensing fees earned during the three and nine months ended September 30, 2003, are due to the timing of license period start dates under existing agreements, and, in regard to the third quarter, increased sales as demand increases.

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

        Subscriber acquisition fee amortization expense was $6.5 million and $19.1 million for the three and nine months ended September 30, 2003, as compared to $5.3 million and $14.8 million for the three and nine months ended September 30, 2002, respectively. Expanded distribution agreements in the U.S. resulted in the increases in subscriber acquisition fee expense experienced during the three and nine months ended September 30, 2003. Operating costs for the three and nine months ended September 30, 2003, which include playback, dubbing and subtitling, transponder and interstitial expenses, decreased 13% and 22%, respectively, primarily as a result of lower salary, benefit, satellite and transponder expenses resulting from our 2002 reorganization. Salaries and benefit expense decreased $1.3 million and $3.2 million and satellite and transponder expense decreased $1.4 million and $4.0 million, respectively, for the three and nine months periods.

        Bad debt expense increased $1.3 million for the three-month period due to increased write-offs related to our international customers. Bad debt expense decreased $412,000 for the nine month period due to improved collections of receivables and the use of a cash basis for certain foreign accounts.

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

        Marketing expense.    Marketing expense for the three and nine months ended September 30, 2003, decreased to $3.5 million and $17.6 million, respectively, from $8.7 million and $29.0 million for the three and nine months ended September 30, 2002, respectively, which represent decreases of $5.2 million, or 60%, and $11.4 million, or 39%, for the three and nine month periods, respectively. Marketing expense declined during the three and nine months ended September 30, 2003, primarily due to more efficient media buys for our domestic channel in 2003 as compared to 2002. Additionally, marketing expenses were higher in 2002 due to the amplified efforts to promote the premieres of Adoption, Stranded and Johnson County Warson our domestic channel.

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

        Loss from Operations.    Loss from operations for the three months ended September 30, 2003, was $33.3 million, which was comprised of a loss from operations of our domestic segment of $25.6 million, a loss from operations of our international segment of $7.9 million, and income from operations of our film distribution segment of $0.2 million. Loss from operations for the three months ended September 30, 2002, was $35.5 million, which was comprised of a loss from operations of our domestic segment of $14.4 million, a loss from operations of our international segment of $18.0 million, and a loss from operations of our film distribution segment of $3.1 million. Loss from operations for the nine months ended September 30, 2003, was $89.8 million, which was comprised of a loss from operations of our domestic segment of $63.6 million, a loss from operations of our international segment of $17.6 million, and a loss from operations of our film distribution segment of $8.6 million. Loss from operations for the nine months ended September 30, 2002, was $110.8 million, which was comprised of a loss from operations of our domestic segment of $61.9 million, a loss from operations of our international segment of $40.5 million, and a loss from operations of our film distribution segment of $8.4 million.

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

        The following table aggregates all of our contractual commitments as of September 30, 2003:

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$263.8	$—	$263.8	$—	$—
Company Obligated Mandatorily Redeemable Preferred Interest	25.0		2.6	10.0	12.4
HC Crown Line of Credit	75.0		75.0
HC Crown senior unsecured note, including accretion	596.6	—	—	—	596.6
Capital Lease Obligations	9.7	1.5	3.5	4.1	0.6
Operating Leases	84.7	16.7	31.6	21.9	14.5
Other Long-Term Obligations
Program license fees payable to non-affiliates and NICC	180.1	79.3	70.6	30.2	—
Program license fees payable to Hallmark Entertainment Distribution(a)	92.6	32.4	60.2	—	—
Program license fees payable for future windows	180.7	54.2	101.8	16.5	8.2
Subscriber acquisition fees(b)	16.3	14.8	1.5	—	—
Payable to Hallmark Entertainment Holdings(c)	52.1	—	52.1	—	—
Payable to Hallmark Entertainment(c)	47.9	—	47.9	—	—

Total Contractual Obligations	$1,624.5	$198.9	$710.6	$82.7	$632.3

(a)
Can only be paid with certain prescribed sources of funds as defined in the private placement agreement, assuming such funds are available.

(b)
New agreements and amendments to current domestic distribution agreements could significantly increase subscriber acquisition fees payable in the future.

(c)
Can only be paid subsequent to the repayment of our bank credit facility.

Cash Flows

        As of September 30, 2003, the Company believes that cash flow from its operations, cash on hand, remaining availability under its bank credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to meet its liquidity needs for at least the next twelve months. At September 30, 2003, the Company had $56.3 million available under its bank credit facility. The Company received $49.4 million under the tax sharing agreement during 2003 and expects that 2004 payments will be approximately $35.0 million to $40.0 million. The Company also believes that since the tax sharing agreement is with the Company's largest shareholder, there is potential that future tax sharing payments could become available to the Company at an earlier date. Additionally, we anticipate cash inflows from our library assets to be approximately $35.0 million to $40.0 million in 2004. As of December 2003, based upon our current business and our current projections, we anticipate no additional financings in 2004 or future years, except any refinancings of existing obligations.

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

        The Company projects that advertising revenue and licensing fees will increase in 2004, and that certain operating expenses will continue to decrease as a result of the reorganization begun in the fourth quarter of 2002. However, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company's distribution agreements, an economic decline in the advertising market, an increase in competition or other adverse operating conditions will impact the Company's ability to achieve its projected operating results. If the projected operating results are not achieved, the Company may need to obtain additional funding. In any event, in order to provide more liquidity, Crown Media Holdings may consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, including HC Crown.

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

Risk Factors and Forward-Looking Statements

        The discussion set forth in this Form 10-Q/A contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings management, as of the date of this Form 10-Q/A including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as "expects," "anticipates," "believes," or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings' actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed below in this Form 10-Q/A. Crown Media Holdings will not update any forward-looking statements contained in this Form 10-Q/A to reflect future events or developments.

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

        The Company's management with the participation of the Company's principal executive and financial officers, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003. Based upon this evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

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
10.4	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited.*
10.5	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Media International, LLC.*
10.6	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC.*
10.7	Employment Agreement, dated as of June 23, 2003, between the Company and William Abbott.*
10.8	Employment Agreement, dated as of September 15, 2003, between the Company and Paul FitzPatrick.*
10.9	Employment Agreement, dated as of June 20, 2003, between the Company and Chris Moseley.*
31.1	Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.*
31.3	Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer for 10-Q/A.

31.4	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer for 10-Q/A.
32	Section 1350 Certifications.*
32.1	Section 1350 Certification for 10-Q/A.

*
Previously filed.

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

    CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date
By:	/s/ DAVID J. EVANS David J. Evans	Director and Principal Executive Officer	December 5, 2003
By:	/s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial and Accounting Officer	December 5, 2003

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).
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
10.4	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited.*
10.5	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Media International, LLC.*
10.6	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC.*
10.7	Employment Agreement, dated as of June 23, 2003, between the Company and William Abbott.*
10.8	Employment Agreement, dated as of September 15, 2003, between the Company and Paul FitzPatrick.*
10.9	Employment Agreement, dated as of June 20, 2003, between the Company and Chris Moseley.*
31.1	Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.*
31.3	Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer for 10-Q/A.
31.4	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer for 10-Q/A.
32	Section 1350 Certifications.*
32.1	Section 1350 Certification for 10-Q/A.

*
Previously filed.