Form 10-K/A
period 2002-12-31
CROWN MEDIA HOLDINGS INC
filed 2004-02-23
CIK 1103837

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 2

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

        This amended Form 10-K Report contains changes to the following items: Item 1, Business; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation; and Item 14, Controls and Procedures. Disclosures concerning contracts for the uplink, satellite and other services for the delivery of our channel and the write-off in 2002 of certain programming have been expanded; the wording of Item 14 has been updated to reflect current requirements; and the certifications of officers have also been updated. This amended Report does not contain any change to our financial statements. Information in this 10-K Report is stated as of the date of the original filing of this 10-K Report unless otherwise expressly indicated.

        In this Annual Report on Form 10-K/A the terms "Crown Media Holdings," or the "Company," refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, Crown Media International, LLC ("Crown Media International"), Crown Media United States, LLC ("Crown Media United States"), Crown Media Distribution, LLC ("Crown Media Distribution"), Crown Entertainment Limited ("Crown Entertainment"), Crown Media Trust ("Crown Media Trust"), and H&H Programming—Asia, L.L.C. ("H&H Programming—Asia"), subsidiaries of Crown Media Holdings that operate our businesses. The term "common stock" refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

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

        The contracts with the parties providing uplink, satellite and other services for the delivery of our channel expire from 2004 through 2011. Such contracts may be terminated by the vendors prior to the expiration of the contracts under limited conditions. Examples of such limited conditions are the following: imposition of governmental restriction on performance of the contract; threat of litigation against us (such as for copyright infringement); upon notification of technical problems from the satellite owner or operator; other force majeure events, such as end of life or malfunction of a satellite;

and in one case, the termination of a distributor agreement with the vendor in the same geographic area. Amounts payable under these contracts are reflected in "Operating Leases" in the schedule of contractual commitments as of December 31, 2002 as shown in Item 7 below.

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

        Total programming costs for the year ended December 31, 2002, increased 18% as Crown Media Holdings recorded a charge in the fourth quarter of $48.1 million related to certain programming write-offs reflecting the refinement of our programming strategy and projected usage. Crown Media United States recorded a charge in the fourth quarter of 2002 of $47.0 million. In the accompanying consolidated statement of operations for the year ended December 31, 2002, write-downs of $29.3 million are included in affiliate programming costs and write-downs of $17.7 million are included in non-affiliate programming costs. The mix of revenues for the domestic Hallmark Channel has shifted more heavily to advertising revenues from subscriber fees revenue. Certain of the programming identified and written-down was not expected to generate sufficient future advertising revenue to support the channel. Crown Media International recorded a charge in the fourth quarter of 2002 of $1.1 million in impairments of program license fees related to New Zealand. In the accompanying consolidated statement of operations for the year ended December 31, 2002, $911,000 is included in affiliate programming costs and $220,000 is included in non-affiliate programming costs. In third quarter 2001, the Company recorded a charge of $28.2 million related to the write-down of certain programming contracts with EM.TV and The Jim Henson Company, also reflecting refinement of our programming strategy and projected usage. For the year ended December 31, 2002, amortization of our film assets was $27.0 million, as compared to $3.5 million in 2001.

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

 Item 14. Controls and Procedures

Disclosure Controls and Procedures

        The Company's management with the participation of the Company's principal executive and financial officers, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon this evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective as of December 31, 2002.

Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
21.1	—	List of our Subsidiaries.*
21.2	—	Revised list of our Subsidiaries.**
23.1	—	Consent of KPMG LLP.**
23.2	—	Consent of KPMG LLP.**
23.3	—	Consent of KPMG LLP.
24	—	Power of Attorney.**
31.1	—	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	—	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	—	Section 1350 Certifications.
99.1	—	Certification of 10-K Report.**

99.2	—	Certification of 10-K/A Report.**

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

February 23, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID J. EVANS David J. Evans	Director and Principal Executive Officer	February 23, 2004
/s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial and Accounting Officer	February 23, 2004
/s/ WILFORD V. BANE, JR. Wilford V. Bane, Jr.	Director	February 23, 2004
/s/ ARNOLD L. CHAVKIN Arnold L. Chavkin	Director	February 23, 2004
/s/ ROBERT J. DRUTEN Robert J. Druten	Director	February 23, 2004
/s/ ROBERT A. HALMI, JR. Robert A. Halmi, Jr.	Director	February 23, 2004
/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr.	Director	February 23, 2004
/s/ JOHN P. MASCOTTE John P. Mascotte	Director	February 23, 2004
/s/ DEANNE R. STEDEM Deanne R. Stedem	Director	February 23, 2004

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
21.1	—	List of our Subsidiaries.**
21.2	—	Revised list of our Subsidiaries.**
23.1	—	Consent of KPMG LLP.**
23.2	—	Consent of KPMG LLP.**
23.3	—	Consent of KPMG LLP.
24	—	Power of Attorney.**
31.1	—	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	—	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	—	Section 1350 Certifications.
99.1	—	Certification of 10-K Report.**
99.2	—	Certification of 10-K/A Report.**

*
Management contract or compensating plan or arrangement.

**
Previously filed.