Form 10-K
period 2003-12-31
CROWN MEDIA HOLDINGS INC
filed 2004-03-15
CIK 1103837

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $37,645,863.

        As of February 27, 2004, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,863,037, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

        DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed, are incorporated by reference in Part III of this Form 10-K.

        In this Annual Report on Form 10-K the terms "Crown Media Holdings," or the "Company" refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, Crown Media International, LLC ("Crown Media International"), Crown Media United States, LLC ("Crown Media United States"), Crown Media Distribution, LLC ("Crown Media Distribution"), Crown Entertainment Limited ("Crown Entertainment"), Crown Media Trust ("Crown Media Trust"), and H&H Programming—Asia, L.L.C. ("H&H Programming—Asia"), subsidiaries of Crown Media Holdings that operate our businesses. The term "common stock" refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

        The names Hallmark, Hallmark Entertainment, TOTAL CHOICE and other product or service names are trademarks or registered trademarks of their owners.

PART I

ITEM 1. Description of Business

Company Overview

        We own and operate pay television channels, known around the world as the Hallmark Channel, dedicated to high-quality, entertainment programming for adults and families.

        As a network, we offer compelling stories, masterfully written, directed and produced with talented actors. We believe that with the programming we own (the "Crown Media Library," the "Library" or the "film assets"), together with the programming we license from Hallmark Entertainment Distribution and third parties, we have established the Hallmark Channel internationally and in the United States as destinations for viewers seeking high-quality, entertainment for adults and families, and as attractive outlets for advertisers seeking to target these viewers. We have distribution agreements with leading pay television distributors in each of our markets. The following table shows for our Channels: our programming sources, selected pay television distributors and the total number of our subscribers as of December 31, 2003. The importance and appeal of this format has been confirmed by the results of ongoing quantitative research conducted for our U.S. Channel during 2001 through 2003. This research involves a number of studies to gauge the impact and appeal of the Hallmark Channel and its format. For example, one study was done by a market research company using quarterly telephone polling.

Hallmark Channel
	International	U.S.
Programming Sources	• Crown Media Library • Hallmark Entertainment Distribution • Third-party sources	• Crown Media Library • Hallmark Entertainment Distribution • Third-party sources
Selected Pay Television Distributors	• BSkyB • Canal Digital • Foxtel • Measat • Multichoice • PCTV	• Adelphia • Cablevision • Charter • Comcast • Cox • DirecTV • EchoStar • Time Warner
Total Subscribers	57.3 million	56.0 million

        As of February 28, 2004, our total number of subscribers had increased to approximately 114.3 million. We view a "subscriber" as a household that receives, on a full or part-time basis, the

Hallmark Channel on a program tier of a distributor. We determine our domestic subscribers from subscriber numbers reported by Nielsen Media Research. Our number of subscribers outside the United States are based on monthly reports received from cable, satellite and other distributors around the world which are licensed to distribute the Hallmark Channel. To our knowledge, the distributors of our Channel outside the United States use the same definition for subscribers. Subscribers include both viewers who pay a monthly fee for the tier programming and so-called "promotional" subscribers who are given free access to the tier by the distributor for a limited time with the hope that they will eventually choose to subscribe and pay for the tier. For a more detailed description of our Channels, see "—Channels—The Hallmark Channel—International" and "—Channels—The Hallmark Channel—United States."

        Programming from third parties is an important part of our Channels as we continually develop and refine our programming strategy. Our domestic and international Channels have also benefited from the volume and availability of programming in our Library. Our Channels further enjoy the benefits of long-term program agreements with Hallmark Entertainment Distribution, which generally provide exclusive pay television access to the Hallmark Entertainment Distribution library titles we did not purchase and to new production and first-run presentations controlled by Hallmark Entertainment Distribution. Our Library and the programming that we have access to through our program license agreements with Hallmark Entertainment Distribution consist of some of the most highly rated made-for-television movies, based on A.C. Nielson ratings. These programs have also won numerous Emmy Awards, Golden Globe Awards and Peabody Awards.

        We have distribution agreements with leading pay television distributors in each of our markets. Internationally, these include British Sky Broadcasting ("BSkyB"), Canal Digital, Foxtel, Measat, Multichoice, and PCTV. We currently distribute our domestic Channel through approximately 4,000 cable systems and communities and satellite providers. By the end of 2003, we had agreements with Adelphia, Cablevision, Charter, Comcast, Cox, DirecTV, EchoStar, Insight, Mediacom, other National Cable Television Cooperative ("NCTC") members, and Time Warner for the distribution of our Channel. In the United States the preceding providers account for approximately 95% of all pay cable and television subscribers as of December 31, 2003. BSkyB accounted for 8% of our consolidated revenue for the year ended December 31, 2003. BSkyB accounted for 20% of our international revenue for the year ended December 31, 2003. No individual pay television distributor or advertiser accounted for 10% of our domestic revenue for the year ended December 31, 2003. No individual pay television distributor accounted for 15% of our consolidated subscribers for the year ended December 31, 2003.

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

        Information concerning revenue, operating losses and identifiable assets attributable to each of our domestic and international pay television programming services and our distribution of films may be found in Note 14 of Notes to Consolidated Financial Statements in this Report.

Development of Business

        Crown Media Holdings, Inc., which was incorporated in the state of Delaware in December 1999, through its subsidiaries, owns and operates pay television Channels dedicated to high quality,

entertainment programming for adults and families, in the United States and in various countries throughout the world. The international operations of the Hallmark Channel now extend to approximately 116 countries and are operated by Crown Media International and, in the United Kingdom, by Crown Entertainment Limited. Crown Media International commenced its operations outside the United States in 1995. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States. Crown Media International acquired an interest in Crown Media United States in 1998, and as a result of several transactions, Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co., a subsidiary of Hallmark Cards, the National Interfaith Cable Coalition, Inc. ("NICC"), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation ("Liberty Media") and J.P. Morgan Partners (BHCA), L. P. ("J.P. Morgan").

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

        We are also a pay television channel provider. Pay television channel providers include all channel providers (except over-the-air broadcasters) and major U.S. and international networks. Pay television channel providers often produce programming and acquire or license programming from program suppliers and generally package the programming according to an overriding theme and brand strategy. Pay television providers and distributors generally restrict viewership through security encryption devices that limit viewership to paying subscribers. Pay television channel providers compete with each other for distribution and to attract viewers and advertisers. Pay television providers generally target audiences with a certain demographic composition, so that they can then sell advertising to advertisers seeking to reach the providers' demographic audiences.

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

Advertising Revenue

        The advertising market differs greatly around the world. In the United States, the most developed television market, there is a growing sentiment among advertisers that advertising expenditures are shifting from broadcast television to cable television according to TNS Media Intelligence/Comepetitive Media Reporting when comparing expenditures in 2003 to those in 2002. As of December 31, 2003, according to TNS Media Intelligence/Competitive Media Reporting, 35% of all advertising expenditures were spent on cable television and 65% of all advertising expenditures were spent on broadcast television in the United States. In other parts of the world, the amount spent by advertisers on television varies according to the development of each country's television market. In general, advertising expenditures are less in other countries than in the United States, both in terms of percentage of advertising expenditures as well as absolute dollars. Program ratings systems in many non-United States markets are growing rapidly, and as a result, advertisers are relying less on subscriber counts and more on empirical measurements when buying advertising time.

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

        Since February 2002, paid commercial programming, "infomercials," has been carried on a limited basis in several international regional feeds of the Hallmark Channel and also on our domestic Channel.

Ratings

        For the year, the domestic Hallmark Channel was rated the fastest growing cable network in terms of annual audience percentage growth in ratings for 2003 compared to 2002, with a 67% increase in ratings for total day and a two-fold increase in household impressions. The Channel experienced increases of more than 50% over 2002 in all of its key demographics for adults and women for total day. These comparisons are from data of Nielsen Media Research for 2003 and 2002 for the 52 ad-supported cable channels in the United States market. Among the 52 ad-supported cable channels in the United States market, the Hallmark Channel ranked 16th in total day with a 0.503 household rating for the 2003 year and 22nd for prime time with a 0.718 household rating for the 2003 year, according to Nielsen Media Research. In 2002 among the approximately 50 ad-supported cable channels in the United States market, the Hallmark Channel ranked 27th in total day with 0.2980 household rating for the 2002 year and 27th for primetime with 0.5450 household rating for the 2002 year, according to Nielsen Media Research. Total day means the time period measured from the time each day the broadcast of commercially-sponsored programming commences to the time such commercially-sponsored programming ends. Household impressions are the average number of television households watching a channel during a specific time period. We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults 25-54 and Women 25-54.

        Internationally, during 2003 the international Hallmark Channel ranked in the top ten cable and satellite channels in the U.K. according to the Broadcaster Audience Research Board. In the U.K., the Channel enjoyed a strong and sustained increase in ratings over the past two years, increasing its television rating among adults by 36% from 2002 and its share, or percentage of viewing audience, among adults by 34%. The Channel is the 5th most watched commercial non-terrestrial channel in Poland according to AGB Polska for the 2003 year. In Denmark, ratings have grown 33% from December 2002 to December 2003 according to Gallup. The Channel ranks among the top ten multi-channel networks in Hungary according to AGB Hungary for the 2003 year.

Licensing Revenue

        Program suppliers sell or license programming to broadcasters and video distributors (pay television channel providers) who pay a license fee for the right to exploit (air) the programming over a certain period in their program package. Our licensing of film assets is an important contributor to our revenues and, because the amortization of our film assets is a non-cash expense, also to our cash flow.

Channels

The Hallmark Channel—United States

  Overview

        Our domestic Channel ended 2003 with 56.0 million subscribers, an increase of 15% from 48.8 million at the 2002 year-end. By the end of 2003, we had agreements with Adelphia, Cablevision, Charter, Comcast, Cox, DirecTV, EchoStar, Insight, Mediacom, the National Cable Television Cooperative ("NCTC"), and Time Warner for the distribution of our Channel as well as a number of smaller pay television providers and systems.

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

        Examples of programming from our Library and the Hallmark Entertainment library include, Larry McMurtry's Lonesome Dove, 10th Kingdom, Sabrina the Teenage Witch, Dog of the Yukon: Call of the Wild and Larry McMurtry's Dead Man's Walk as well as programming from "The Collection" in the Hallmark Hall of Fame library such as William Faulkner's Old Man, Rose Hill, Sarah Plain and Tall and What the Deaf Man Heard. We benefit from these original Hallmark Entertainment productions, which are sometimes premiered and often aired on our domestic Channel. Examples of third party programming shown on our domestic Channel include the popular drama series M*A*S*H, Magnum, P.I., Matlock, Touched By An Angel, Rawhide, Bonanza, and Perry Mason. Other examples of our third party programming include acquired movies and miniseries such as Roots, North and South, The Thorn Birds and Shogun. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time.

  Distribution

        We currently distribute our domestic Channel to approximately 62% of all United States pay television subscribers. The following table shows the approximate number of pay television households and domestic Channel subscribers for each of the eight largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2003.

PAY TELEVISION DISTRIBUTOR	TOTAL US PAY TV HOUSEHOLDS (1)	HALLMARK CHANNEL—U.S. SUBSCRIBERS (1)	HALLMARK CHANNEL—U.S. % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
DirecTV	11,877	10,795	90.9%
Time Warner	13,445	10,413	77.4%
Comcast	23,123	8,441	36.5%
Charter	7,010	5,036	71.8%
Echostar	9,085	4,412	48.6%
Adelphia	5,718	4,044	70.7%
Cox	6,297	4,033	64.0%
Cablevision	3,025	2,484	82.1%
All others	11,384	6,352	55.8%

Total	90,964	56,010	61.6%

(1)
Source: Nielsen Code and The Nielsen Public U.E. December 2003.

        During 2003, we amended our long-term distribution agreement with Comcast. During 2002, we amended our long-term distribution agreement with Time Warner. During 2001, we signed or amended long-term distribution agreements with NCTC, DirecTV, Adelphia, Echostar, Cable One, Charter Communications, and Buckeye Communications.

  Sources of Revenue

        We currently derive all of our domestic Channel revenue from subscriber fees and advertising sales. We charge our pay television distributors a monthly per subscriber fee for the right to broadcast our domestic Channel. Generally, these distribution agreements last from five to ten years, and sometimes include annual increases of both subscribers and per subscriber fees. A distribution agreement may also involve a payment by us for the establishment of the relationship or, together with or in lieu of any payment, the free carriage of our Channel to subscribers for a period of time and discounts or no fees if certain subscriber levels are achieved. Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding subscriber fees. For the years ended December 31, 2003, 2002, and 2001 revenue derived from subscriber fees for the domestic Channel were approximately $6.6 million, $13.5 million, and $13.9 million, respectively.

        We have advertising sales offices in New York, Los Angeles, Chicago, Atlanta and Detroit. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on our domestic Channel. For the years ended December 31, 2003, 2002, and 2001 revenue from the sale of advertising time on our domestic Channel were approximately $77.6 million, $46.0 million, and $25.4 million, respectively.

  Sales and Marketing

        Our primary target demographic is adults aged 25 to 54 and our secondary target is adults aged 18 to 49. Our programming is targeted to adults, but is generally appropriate for viewing by the entire family, which is important to viewers, advertisers and affiliates alike.

        For over fifty years Hallmark has been a leader in high-quality original television production. The Hallmark Channel is the only home on cable television for the Hallmark Hall of Fame Collection, a selection of movies from an award-winning entertainment series. Much of the Hallmark Channel's unique programming comes from Hallmark Entertainment, including Moby Dick, Alice in Wonderland and Dinotopia. Hallmark Entertainment original productions rank among the highest-rated programs on U.S. broadcast network television.

        The power of the Hallmark brand and the quality of Hallmark Entertainment combine to:

  •
  provide our viewers with tangible evidence of our commitment to the best in entertainment for the entire family;

  •
  enhance our ability to attract advertising commitments and higher Cost-Per-Thousands ("CPM") from the largest advertisers; and

  •
  provide a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

  Hallmark Movie Channel

        In January 2004, we launched our first digital service, the Hallmark Movie Channel. The Movie Channel will feature top-rated movies and miniseries from the 4,000 hours of programming in the Crown Media Library, including such programming as Moby Dick, Oldest Living Confederate Widow Tells All and Storm in Summer. In addition, the Movie Channel will showcase Hallmark Hall of Fame Collection movies and will also feature movies from sources other than Hallmark and the Crown Media Library.

The Hallmark Channel—International

  Overview

        The international Channel commenced 2003 with 49.5 million subscribers and ended the year with 57.3 million subscribers, an increase of 16%. We currently distribute the international Channel to 17 geographic markets covering approximately 116 countries, dubbed or subtitled into 26 languages compared to 16 geographic markets covering approximately 122 countries, dubbed or subtitled into 26 languages as of December 31, 2002. Our markets include Asia Pacific, with approximately 23.6 million subscribers, Europe, Middle East and Africa, with more than 13.4 million subscribers, Latin America, with more than 11.7 million subscribers, and the United Kingdom, with more than 8.6 million subscribers.

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

        Significant sources for our programming are the Crown Media Library and programming produced since January 1, 2001, by Hallmark Entertainment, Inc. ("Hallmark Entertainment"), which is available to us through our program agreements. Prior to the purchase of the Crown Media Library, we licensed substantially all of the titles in that library from Hallmark Entertainment Distribution. We enjoy access to new Hallmark Entertainment programming through an amended five-year program license agreement with Hallmark Entertainment Distribution. For more information regarding the program license agreements with Hallmark Entertainment Distribution, please see Part III below. Hallmark Entertainment currently provides family programming for audiences worldwide, generally delivering more than forty projects each year. We licensed for that same time period the remaining portion of the international Channel's programming line-up from third parties. This third party programming is consistent with the themes and quality of the material we own or license from Hallmark Entertainment Distribution. We license programming from third party suppliers such as Alliance Atlantis, Beyond Distribution Pty Ltd., Carlton International Media Limited, CBS Broadcast International, Southern Star Sales Limited, Hearst Entertainment, Inc., Paramount Pictures (Australia) Pty Ltd., Columbia Tri-Star International and Buena Vista (Disney).

        During 2003, we aired third-party series such as Star Trek, Judging Amy, Law and Order, The Guardian, Party of Five, and Touched by an Angel. We also aired third-party movies and mini-series including Pretty Woman, Princess Bride, Mission Impossible I, The Color of Money, Judy Garland: Me and My Shadows, and Blonde: The Marilyn Monroe Story.

  Distribution

        In the countries where we offer the international Channel, we distribute the Channel through a variety of distribution platforms, including cable, satellite broadcast systems, digital terrestrial television and satellite master antenna television. We distribute the Channel through distribution agreements with local pay television operators such as BSkyB, Canal Digital, Foxtel, Measat, Multichoice, and PCTV. Our distribution agreements with such operators generally last from two to five years. We have the capability to create and deliver our Channel to new platforms in a short period of time through our broadcast infrastructure based in Greenwood Village, Colorado. We have entered into a strategic relationship with Pramer, S.C.A., which performs all day-to-day operations including program acquisitions, scheduling, marketing, advertising and affiliate sales, playback and uplink for our operations in Mexico, Central and South America.

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

        The following chart shows the approximate number of television households and pay television households, as estimated by Kagan World Media at December 31, 2003 (except where noted), and the number of our international Channel subscribers at year-end 2002 and 2003.

				Hallmark Channel—Int'l Subscribers(1)
						Hallmark Channel—Int'l December 31, 2003 % of Pay TV Households
Markets	Total TV House- Holds	Pay TV House- Holds	% Pay TV Penetration	December 31 2002	December 31 2003
	(000's)			(000's)
Asia Pacific:
Australia	7,100	3,800	53.5%	588	618	16.3%
India(2)	97,000	84,000	86.6	8,803	13,215	15.7%
Indonesia	32,500	1,300	4.0	98	121	9.3%
Korea	14,300	9,400	65.7	3,213	3,213	34.2%
Malaysia	3,900	750	19.2	700	1,220	162.7%
New Zealand	1,300	250	19.2	352	—	0.0%
Philippines	9,500	4,920	51.8	654	656	13.3%
Singapore	1,100	1,090	99.1	259	278	25.5%
Taiwan	6,300	5,600	88.9	3,950	3,900	69.6%
Thailand	14,300	1,580	11.0	358	358	22.7%

Subtotal	187,300	112,690	60.2	18,975	23,579	20.9%
Europe, Middle East and Africa:
Africa(3)	6,765	988	14.6	788	895	90.6%
Belgium/Netherlands	11,070	10,740	97.0	218	219	2.0%
Bulgaria/Croatia/Slovenia/Yugoslavia	2,880	1,760	61.1	450	625	35.5%
Czech Republic	4,090	2,640	64.5	417	441	16.7%
Denmark	2,460	1,790	72.8	938	964	53.9%
Finland/Iceland	2,300	1,450	63.0	68	79	5.4%
Hungary	3,760	3,040	80.9	468	479	15.8%
Israel(3)	1,674	1,410	84.2	1,721	1,376	97.6%
Italy	20,250	930	4.6	908	—	0.0%
Middle East(3)(4)	7,473	4,089	54.7	415	584	14.3%
Norway	1,930	1,180	61.1	498	793	67.2%
Poland	12,700	9,620	75.7	1,455	1,572	16.3%
Portugal	3,100	3,020	97.4	208	249	8.2%
Romania	7,780	5,780	74.3	1,154	2,312	40.0%
Russia/Bosnia	46,800	15,900	34.0	497	630	4.0%
Slovak Republic	1,920	713	37.1	294	295	41.4%
Spain	12,300	5,170	42.0	609	605	11.7%
Sweden	3,900	2,670	68.5	719	758	28.4%
Turkey	16,100	1,200	7.5	452	495	41.3%
United Kingdom	24,900	13,440	54.0	7,135	8,633	64.2%

Subtotal	194,152	87,530	45.1	19,412	22,004	25.1%

Latin America:
Argentina	10,800	10,060	93.1	4,183	4,402	43.8%
Brazil	38,900	12,450	32.0	822	682	5.5%
Chile	4,400	3,660	83.2	514	938	25.6%
Colombia	8,800	1,870	21.3	535	555	29.7%
Mexico	19,600	10,010	51.1	3,083	3,172	31.7%
Venezuela	4,100	1,580	38.5	895	793	50.2%
Other Latin America(5)	14,000	8,942	63.9	1,104	1,177	13.2%

Subtotal	100,600	48,572	48.3	11,136	11,719	24.1%

TOTAL	482,052	248,792	51.6%	49,523	57,302

(1)
Total subscribers include promotional (free) subscribers at December 31, 2002, and December 31, 2003.

(2)
India includes Bangladesh, Brunei, Macau, Maldives, New Guinea, Republic of Palau, and Sri Lanka

(3)
Source: Zenith Optimedia.

(4)
Middle East includes Byelorussia, Estonia, Kazakhstan, Kyrgystan, Latvia, Lithuania, Macedonia, Middle East, Republic of Moldova and Republic of Ukraine

(5)
Other Latin America includes Aruba, Bolivia, Costa Rica, Curacao, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Jamaica, Nicaragua, Panama, Paraguay, Peru, and Uruguay

  Sources of Revenue

        Like most international pay television channels, we currently derive the majority of our international revenue from subscriber fees and, to a lesser extent, advertising sales. We generally charge our pay television distributors a fee per subscriber for the right to broadcast our international Channel. We have increased the number of subscribers to our international Channel in the past year, and as a result, have achieved an increase in revenue generated from subscriber fees. For the years ended December 31, 2003, 2002, and 2001 revenue derived from subscriber fees for the international Channel were approximately $62.3 million, $54.4 million, and $52.6 million, respectively. International fees per subscriber have and will continue to experience downward pressure due to the competitive nature of the industry, the growth of digital cable, political and economic turmoil in Latin America and the shift in the industry in the more developed countries from subscriber fee revenue to advertising revenue. Our international fees may decline if we exit certain markets and utilize strategic alliances in other markets.

        We also derive revenue from the sale of advertising time on our international Channel. We generate revenue directly from advertisers as well as from our pay television distributors under distribution agreements that may provide for a sharing of revenue from advertising. We believe that the number of subscribers to our international Channel and the favorable demographics of its family-focused audience provide us with the opportunity to increase revenue from the sale of advertising time. Lower guaranteed advertising revenue in our United Kingdom market and fluctuating foreign exchange rates may hinder increases in certain markets. Currently advertising revenue from our international Channel is derived primarily from activities in a limited number of countries, including East Asia, Mexico, Poland, South Africa, the United Kingdom and certain countries in Latin America. For the years ended December 31, 2003, 2002, and 2001 revenue from the sale of advertising on our international Channel were $20.5 million, $23.1 million, and $12.1 million, respectively.

        Our Network Operations Center, which enables us to control delivery of our Channels to our pay television distributors, allows us to insert commercials into our programming from a central point and we can deploy new feeds quickly while benefiting from economies of scale. Insertion of a commercial can also take place in a country, which sometimes occurs in South Africa, the United Kingdom and Argentina.

        The Company currently has international sales offices in Buenos Aires, Hong Kong, London, Mumbai, Sydney and Taipei.

  Sales and Marketing

        Our international Channel focuses its marketing efforts on maximizing our two revenue streams, distribution and advertising sales, in the individual markets in which the Channel is distributed. Our international Channel's marketing efforts vary by market depending on the maturity of the local television industry, the level of distribution of our Channel and the potential for the sale of advertising.

        In markets where our international Channel is not carried by all the pay television distributors, marketing efforts are primarily directed toward potential new distributors. These efforts include advertising in trade publications and participating in industry trade shows as well as direct mail and public relations campaigns. In these markets, efforts are also made to market the Channel to potential viewers to drive consumer demand for carriage of the Channel by local affiliates.

        In markets where our international Channel has obtained substantial distribution or has exclusive agreements with primary distributors, marketing efforts are primarily directed toward maintaining subscribers and viewership. Our efforts in these markets are primarily directed toward a target of adults 25 to 54. These efforts often include traditional marketing campaigns consisting of on-air promotion; print, billboard, cross-channels, radio and television advertising and sometimes these efforts are partially funded by our pay television distributors in each market. Additionally, we emphasize our unique relationship with our primary content supplier, Hallmark Entertainment Distribution, through the use of premier screening events, press tours with actors and actresses and viewer trips to movie sets. We also use our website to market and promote the Channel to consumers through schedule information, movie synopses, games and contests all of which are localized across the region. This is addition to a comprehensive business to business website for our external customers such as journalists, affiliates and local agents.

        In markets where we are developing our international Channel's advertising business, marketing efforts are also directed toward potential advertisers. When marketing the Hallmark Channel to potential advertisers, we use local representation to target media planners and buyers and international advertisers.

  Network Operations Center

        Crown Media International reached an agreement with KSE Media Ventures, LLC to be the playback and uplink services provider for KMV regional sports channel, which will launch in August 2004, from the Company's Network Operations Center in Denver, Colorado.

Channel Operations

        The programming departments at each of our regional offices or partners are responsible for ensuring the consistent quality of the programming we offer. The programming, scheduling and acquisitions departments work in conjunction with the traffic department and creative services to create the distinctive appearance of our Channels. Some of these functions are outsourced on an as-needed basis.

        The creation of our Channels begins with the acquisition of programming. We have over 700 titles in the Crown Media Library. In addition, we license programming from Hallmark Entertainment Distribution and other program suppliers. Our staff or third parties review and summarize all potential programming to ensure compliance with our quality and content standards. The acquisitions staff in our regional offices licenses programming based on the amount of new programming required on the Channels. Each of the acquisitions offices work together to leverage multi-channel acquisitions across many territories to reduce license fees, but remain sensitive to specific markets with targeted localized programming.

        In most of our international markets, we customize the Hallmark Channel by dubbing or subtitling program elements into local languages. The decision to customize the Channel into local languages is based on local market practices, viewer preferences and cost considerations. Language preparation is coordinated in the regional offices in London and Hong Kong and by Pramer in Buenos Aires. Program language elements are typically shipped to the specific region to ensure that nuances in dialect of the particular language are captured. The language versions are then combined with the other programming elements.

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

Channel Delivery

        We deliver the daily log and digital tapes to our Network Operations Center or to a third party origination and playback facility for each market, where the programming, promotional and advertising elements are combined and compressed into a single signal, and transported to an uplink facility. The uplink facility then transmits the signal to the satellite transponder that covers the relevant geographic market, and the transponder reflects the signal back within its designated geographic area to head-end facilities and Direct-to-Home satellite services operated by pay television distributors who receive and decode our signal and transmit our Channel.

        Our global Network Operations Center consisting of 6,000 square feet at our Greenwood Village, Colorado headquarters commenced operations in February 2001 and has the ability to perform origination and playback services for up to 32 programming Channels. The Network Operations Center is an efficient, state of the art broadcasting operation. The facility enables us to efficiently expand distribution into new markets, control delivery of our Channels to our pay television distributors, thereby enhancing on air quality and reliability, while containing cost, enhance our ability to generate advertising revenue, distribute programming in digital and other formats as required in the rapidly evolving broadband distribution environment, while consolidating our library management; and offer playback and related services to other channel providers.

        In 2001, we launched the Central Europe, Eastern Europe, Russia, Middle East, Israel, Latin America, Spain, Turkey and Scandilux feeds from our Network Operations Center. In February 2003, the playback operations for the two domestic feeds of the Hallmark Channel were transferred from a facility in Los Angeles to the Network Operations Center in Denver. By the end of the second quarter of 2003, the playback operations of all the Channel's Asian feeds were moved from a facility in Hong Kong to the Network Operations Center. Also in the second quarter of 2003, Pramer started producing the Channel's four feeds for Latin America at a facility in Buenos Aires, however, three of the feeds are then be transmitted back to our Network Operations Center for distribution over our satellite capacity to our affiliates in most of Latin America. The remaining feed is uplinked by Pramer from Buenos Aires for distribution to subscribers in Argentina, Uruguay and Paraguay.

        The following chart summarizes, for each of our markets, the distribution platforms through which we deliver our Channels, our primary pay television distributors, the various languages in which our Channels are broadcast, and the uplink and satellites we currently use to deliver our Channels.

Market	Primary Distribution Platforms	Primary Pay TV Distributors	Languages	Playback Providers/ Locations	Uplink Providers/ Locations	Satellites
Latin America	Cable DTH	DirecTV Sky Latin America Cablevision	Spanish Portuguese English	Pramer, S.C.A. Argentina	Crown Media International, LLC Denver, CO	PAS 9 NSS 806
Asia Pacific	Cable DTH	Modi UBC MSO CNJOY	Mandarin English Korean Hindi	DMC Hong Kong	Galaxy Hong Kong Tokyo, Japan	Apstar IIR
Central Europe	Cable DTH	United Pan-Europe Communications	Polish Hungarian Croatian Romanian Bulgarian English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
Scandinavia/Benelux	Cable DTH	Via Sat Canal Digital Teledenmark	Swedish Dutch Norwegian Danish English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
Spain	DTH	Via Digital	Castillian Portuguese English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
Africa	DTH	Multichoice	English		Multichoice Johannesburg, SAF	PanAmSat 4
Czech Republic	Cable	Kabel Plus Cable Association	Czech Slovak English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
Australia	Cable DTH	Foxtel Austar	English	Foxtel Sydney, Australia	Foxtel Sydney, Australia	Optus B3
Russia and Middle East	Cable DTH	NTV Gulf DTH	Russian Arabic English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3

United Kingdom	DTH	BskyB NTL	English	BSkyB London, England	BSkyB London, England	Astra 2D
Israel	Cable	Tevel Golden Channels Matav YES DTH	Hebrew Russian English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3
United States	Cable	Time Warner DirecTV AT&T Charter Adelphia Echostar Cox Cablevision Comcast	English	Crown Media International, LLC Denver, CO	Denver Media Center Denver, CO	SES Satcom C-3 (this will be replaced by AMC-11 in August 2004)
Turkey	DTH	Digiturk	Turkish English	Crown Media International, LLC Denver, CO	BT London, England	Hot Bird 3

        The contracts with the parties providing uplink, satellite and other services for the delivery of our Channel expire from 2004 through 2011. Such contracts may be terminated by the vendors prior to the expiration of the contracts under limited conditions. Examples of such limited conditions are the following: imposition of governmental restriction on performance of the contract; threat of litigation against us (such as for copyright infringement); upon notification of technical problems from the satellite owner or operator; other force majeure events, such as end of life or malfunction of a satellite; and in one case, the termination of a distributor agreement with the vendor in the same geographic area. Amounts payable under these contracts are reflected in "Operating and Capital Leases" in the schedule of contractual commitments as of December 31, 2003 as shown in Item 7 below.

Film Distribution

        Crown Media Distribution owns the Crown Media Library and generates revenue from the film assets in the library by granting licenses to use the films to third parties. We are also using the films as programming for our television Channels and interactive uses.

        Crown Media Distribution oversees sales and distribution of the Crown Media Library to third-party licensees. Third-party licensees purchase available rights, which primarily include all forms of television and home video. Crown Media Distribution has a service agreement with Hallmark Entertainment, providing for services relating to the administration, distribution and other exploitation of the Crown Media Library, and directs the Hallmark Entertainment sales force worldwide in all sales matters pertaining to the Crown Media Library. This services agreement expired on December 31, 2003, and the parties renewed this agreement. The new services agreement contains the same terms and conditions as the previous agreement and will expire on December 31, 2006.

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

        Information on our ratings in the United States and in the United Kingdom is described under "Company Overview" above. At December 31, 2003, the Hallmark Channel ranked 16th in total day in the number of television households reached in the United States, out of the 52 cable networks measured by Nielsen. Our standing in other international markets varies.

        Competition continues to intensify as the industry shifts from analog distribution to digital distribution. Many pay television distributors have upgraded their physical infrastructures to accommodate digital delivery, which provides significantly more channel capacity. We believe that it will take several years for the majority of current subscribers to convert to, and begin paying for, upgraded services. In an effort to accelerate the conversion, pay television distributors are attempting to place new channels on their digital tier as opposed to their limited, yet more widely distributed, analog tiers. Although competition for the remaining widely distributed analog channel space is still intense, as more and more subscribers are converted, the digital tier is expected to become the dominant platform.

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

Long-Term Distribution Contracts that Call for Increasing Subscriber Counts and Fees

        At December 31, 2003, we had long-term distribution agreements with Adelphia, Cablevision, Charter, Comcast, Cox, DirecTV, EchoStar, Mediacom, NCTC, and Time Warner in the United States, as well as a number of other distributors. The terms of our major distribution agreements generally provide for subscriber increases over time, although some provide for lower or no subscriber fees if certain levels of subscribers are achieved.

A Library of Popular and Award-Winning Programming and Guaranteed Access through Long-Term Agreements to Other Similar Programming

        Our Library of more than 700 titles gives us control over a significant amount of popular and award-winning programming that we can either air on our Channels or license to third parties. These titles provide us with a portion of our core programming, and by owning these titles, we have the flexibility to use them as needed to create the most effective program schedules. Owning these titles also eliminates the license fees we otherwise would have to pay for these titles and provides a revenue stream for us from licensing the titles to third parties. We have a five-year program agreement with Hallmark Entertainment ending December 31, 2005, that provides us with access to new quality productions, as well as to the titles in the Hallmark Entertainment Distribution library that we did not purchase.

Experienced Management

        Members of our senior management team have experience launching, promoting and operating channels both domestically and internationally. They have held senior positions at such companies as The Discovery Channel, Cable Satellite Public Affairs Network, the News Corporation, Telecommunications International, Inc., ABC, CBS Sports, Turner Network Television, MediaOne International, the Golf Channel and USA Networks.

Competitive Risks

One Channel Distributed Domestically and Internationally

        We operate one Channel, although the programs on the Channel in the United States and in various countries differ. Many competitors have more than one channel and may also be diversified entertainment companies, giving them an advantage in dealing with distributors and advertisers. These companies are also able to leverage costs across multiple channels.

Entertainment Programming

        Our programming is entertainment designed for adults and families and is intended to meet quality standards that are associated with the Hallmark trademark. Competitors may have more flexibility in programming.

Ratings Which Affect Advertising

        Our ratings have improved substantially over the last two years in the United States and in the United Kingdom and other parts of Europe. Nevertheless, our competitors include channels with more subscribers and higher ratings in these countries, which affects rates that we can charge for advertising.

Pramer Distribution Arrangements

        A majority of our operations in Mexico and Central and South America are handled by a local distribution partner in Argentina, Pramer. As discussed further under "Risk Factors and Forward-Looking Information" below, we are therefore dependent on Pramer to sell our Channel to local distributors and to gain sufficient advertising.

Research

        The research departments at the Company provide strategic and tactical guidance to decision-makers within the Company, as well as supplying information about the Channel to potential advertisers and affiliates. These departments provide data on the size and demographics of our audience and information about our audiences, competitors, markets and industry.

        Currently, our domestic Channel's research department translates our overall business strategy into a cohesive research program. This information assists our executives to more effectively target, brand, promote, program, and better understand where opportunities lie, in order to increase our domestic Channel's market share.

        The research department has sophisticated ratings systems (Npower, PNF2 and Adviews) and competitive tracking database hardware and software. Trends and changes from these ratings systems are reported to top management for short and long-term strategic planning.

        Our domestic Channel's performance is tracked through an internal tracking study established in July 2001, which is a monthly telephone survey conducted among a national probability sample of approximately 1,000 adults. Since January 2002, the department has also subscribed to Equitrends Research for brand data, which includes quality, salience, and equity scores for both television networks and all brands. Another valuable resource is Cable Q, a research service that advertisers and networks have subscribed to for more than thirty years. Cable Q data is useful for monitoring the level of "viewer satisfaction." The TVQ/Cable Q system is distinguished by its ability to measure the "commitment" viewers develop over time to specific shows and cable networks. Historically, this resource has served the industry as a reliable indicator of future success.

        In the United Kingdom, we obtain ratings and audience demographic information from the Broadcaster's Audience Research Board ("BARB"). BARB provides estimates of the number of people watching television, which channels and programs they are watching at any time, and the type of people watching. This information is provided for all analog and digital platforms. Viewing estimates are obtained from panels of television owning households representing the viewing behavior of over 24 million households in the United Kingdom.

Employees

        We had 356 employees at both December 31, 2003 and 2002. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good.

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

Financial Information about Geographic Areas

        Information concerning revenue and long-lived assets attributable to external customers, domestically and internationally, may be found in Note 14 of our Notes to Consolidated Financial Statements in this Report.

Risk Factors and Forward-Looking Statements

        The discussion set forth in this Annual Report on Form 10-K contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings management, as of the date of this Annual Report on Form 10-K including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as "expects," "anticipates," "believes," or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings' actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed below in this Form 10-K. Crown Media Holdings will not update any forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments.

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

        Both our international and domestic Channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of December 31, 2003, we had an accumulated deficit of approximately $998.5 million, total stockholders' equity of approximately $313.5 million, goodwill of approximately $314.0 million, and film assets of $750.7 million.

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

        We have a substantial amount of indebtedness. As of December 31, 2003, our total debt was $810.5 million and we had $4.3 million of cash and cash equivalents. In addition, we may borrow additional amounts under our bank credit facility (to supplement the payments received under the tax sharing agreement with Hallmark Cards) to cover the negative cash flow resulting from our current operations. Subject to restrictions under our debt agreements, we may also seek equity or debt financing from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes. For further information on the tax sharing agreement, see Part III—Item 13—Certain Relationships and Related Transactions—"Tax Sharing Agreement."

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

        High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of interest income and includes amortization of debt issuance costs and interest expense on borrowings under our senior and demand notes and bank credit facility, increased substantially over the past year. The increase in interest expense in the past twelve months resulted from an increase in the average borrowings outstanding, due to cash generated from operations being insufficient to cover operating expenses and capital expenditures. A substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes. In addition, we may need to incur additional indebtedness in the future. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

Our liquidity is dependent on external funds.

        Because we currently operate at a loss and may have a negative cash flow, any unanticipated significant expense or any development that hampers our growth in revenue or decreases any of our revenue, would result in the need for additional external funds in order to continue operations. We have no arrangements for any external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders.

Modification of any existing agreements with United States distributors could decrease our subscriber fees revenue but, if our distribution is increased, it could also result in higher advertising revenue.

        Several of the Crown Media United States' existing distribution agreements contain "most favored nations" clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. Distribution agreements which we may enter into in the future may also contain similar "most favored nation clauses." In the past, Crown Media in the United States was asked to comply with such clauses and modify its distribution agreements with certain distributors after entering into a new distribution agreement with DirecTV in August 2001. See Note 1 of Notes to Consolidated Financial Statements for information regarding settlements in prior years with two large distributors in the United States. Any claims under these clauses in the future could result in the payment of cash or the issuance of stock by us to our distributors and would negatively affect subscriber revenues; however, if our subscription base is increased as a result of such modification, it could result in higher advertising revenue.

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

        Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, foreign exchange rates, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. In particular, our ability to react effectively may be limited by our obligation to license programming from Hallmark Entertainment Distribution, which has standards that limit the types of programming that it will provide to us. Our competitors may have more flexible programming arrangements, as well as greater amounts of production, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also reduce the amount of revenue we anticipate receiving from licensing of our film assets and cause a decline in both advertising and subscriber fees revenue. The decline in revenue could hinder or prevent us from achieving profitability and could adversely affect the market price of our Class A common stock.

We are currently dependent on Hallmark Entertainment to distribute and maximize licensing fees from the film assets.

        Currently, we are dependent on Hallmark Entertainment to distribute and license our film assets to third parties for us under a services agreement. This services agreement expired on December 31, 2003, and the parties renewed this agreement. The new services agreement contains the same terms and conditions as the previous agreement and will expire on December 31, 2006. This arrangement reduces our control over the sales and distribution of the film assets and might delay our realization of the full revenue stream from the film assets. We and Hallmark Entertainment each have the right to terminate the service agreement on a yearly basis. If Hallmark Entertainment elects to terminate the agreement before we have established our own distribution network, we may not be able to establish our own or obtain alternative distribution services of equivalent quality or on terms as favorable to us. Termination of this services agreement could hinder our ability, at least in the short-term, to achieve the amount of additional revenue anticipated from these activities and could adversely affect the market price of our Class A common stock.

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

        Although it is expected over time that our advertising revenue will increase, if we fail to increase significantly our advertising revenue, we may be unable to achieve or sustain profitability or to expand our business. A failure to increase advertising revenue may be a result of any or all of the following: (i) we have a limited history of marketing and selling advertising time, particularly internationally; (ii) we may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience for our U.S. Channel; (iii) our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors; (iv) the advancement of technologies such as Digital Video Recording may cause industry-wide changes concerning the frequency in which individuals are exposed to advertising on television; and/or (v) we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our Channels, our number of subscribers, and the viewership ratings for our programming.

        The international cable advertising market is much less developed than in the United States, the United Kingdom and Central Europe. We believe that only certain international markets have the potential for growth in advertising revenues and intend to emphasize those markets but cannot assure success.

Hallmark Entertainment Investments controls us and this control could create conflicts of interest or inhibit potential changes of control.

        Hallmark Entertainment Investments controls all of our outstanding shares of Class B common stock and owns shares of Class A common stock, representing approximately 96.1% of the outstanding voting power on all matters submitted to our stockholders. Hallmark Entertainment Holdings, a subsidiary of Hallmark Cards, controls the voting of all our shares held by Hallmark Entertainment Investments. Hallmark Entertainment Investments' control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. Hallmark Entertainment Investments' control relationship with us also could give rise to conflicts of interest in certain situations.

We could lose the right to use the name "Hallmark" because we have limited-duration trademark license agreements, which could harm our business.

        We license the name "Hallmark" from Hallmark Cards and Hallmark Licensing, Inc., for various uses, including in the name of our international and domestic Channels, and this license expires on September 1, 2004. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including our failure to meet minimum programming thresholds dependent on programming provided by affiliates of Hallmark Cards or to comply with Hallmark Cards' programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue, particularly in the United States.

If our third-party suppliers fail to provide us with network infrastructure services on a timely basis, our costs could increase and our growth could be hindered.

        We currently rely on third parties to supply key network infrastructure services, including uplink, playback, transmission and satellite services to certain of our markets, which are available only from limited sources. We have occasionally experienced delays and other problems in receiving communications equipment, services and facilities and may, in the future, be unable to obtain such services, equipment or facilities on the scale and within the time frames required by us on terms we find acceptable, or at all. If we are unable to obtain, or if we experience a delay in the delivery of, such services, we may be forced to incur significant unanticipated expenses to secure alternative third party suppliers or adjust our operations, which could hinder our growth and reduce our revenue and potential profitability.

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

        In the first quarter of 2003, we moved the majority of our operations concerning the distribution of the Hallmark Channel in Mexico, Central and South America to a local distribution partner in Argentina, Pramer, primarily to substantially reduce our expenses for operations in this region. If Pramer is unable to adequately perform the functions of selling our Channel to local operators, to gain sufficient advertising sales and to appropriately market the Channel, or, if Pramer's services are significantly interrupted for any reason, we may not improve our performance in Latin America.

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

        As a result of our acquisitions of all the common interests in Crown Media United States and H&H Programming-Asia, we have generated a significant amount of goodwill. We ceased the amortization of this acquired goodwill, and we are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders' equity or profitability could be materially adversely affected.

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

        Additionally, of the approximately 73.9 million shares of the Company's outstanding Class A common stock, only 9.6 million shares (approximately 13%) are not held by affiliates of the Company. This stock ownership structure may also be a cause of volatility in the market price of the Company's Class A common stock.

Risks Relating to Our Industry

The proposed change in television ratings in the United States could reduce our Channel revenue and our ability to achieve profitability.

        Our domestic advertising revenues are partially dependent on television ratings provided by Nielsen Media Research. Nielsen is currently modifying its ratings system by increasing its household sample size. Our ratings could either be positively or negatively affected by these changes, depending on the demographic characteristics of the households added to the Nielsen sample.

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

Available Information

        We will make available free of charge through our website, www.hallmarkchannel.com, this Annual Report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

        Additionally, we will make available, free of charge upon request, a copy of our Code of Business Conduct and Ethics, which is applicable to all of our employees, including our senior financial officers. Requests for a copy of this code should be addressed to Director of Reporting and Compliance at 6430 South Fiddlers Green Circle, Suite 225, Greenwood Village, Colorado 80111.

ITEM 2. Properties

        The following table provides certain summary information with respect to the principal real properties leased by the Company. We do not own any real property. The leases for these offices and facilities expire between March 2004 and June 2010. The Company believes the facilities, office space and other real properties leased are adequate for its current operations.

Hallmark Channel—International

Location	Use	Approximate Area in Square Feet
6430 South Fiddlers Green Circle Greenwood Village, Colorado	Executive and administrative office, post production and editing facilities and Network Operations Center	33,744
234 A Kings Road London, England	Sales and scheduling office	11,400
12 F-1, No. 50, Sec. 2 Nanjing East Road Taipei City, Taiwan	Sales office	980
25 Canton Road Hong Kong	Sales office	2,800
21 Nehru Place New Delhi	Sales and administrative office	375
Bonpland 1745 Buenos Aires, Argentina	Sales and administrative office	800

Hallmark Channel—United States

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	50,800
1325 Avenue of the Americas New York, New York	Sales and administrative office and advertising traffic	13,028
205 N. Michigan Ave. Chicago, Illinois	Sales office	3,048

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

Executive Officers of the Registrant

        The following lists our executive officers and information regarding their principal occupations during at least the last five years.

        David J. Evans, 63, has been the President and Chief Executive Officer of Crown Media Holdings and a Director of Crown Media Holdings since May 2000. He also has served on BskyB's board of directors since November 2001. Prior to that, he served as President and Chief Executive Officer of Crown Media International from March 1999 to May 2000, the Non-Executive Chairman of the Governance Committee of Crown Media United States since March 1999, and a Director of Crown Media International from July 1999 until May 2000. Prior to that, he was the President and Chief Executive Officer of Telecommunications International, Inc. from September 1997 until February 1999. From July 1996 until August 1997, Mr. Evans was the Executive Vice President of News Corp. and also the President and Chief Executive Officer of Sky Latin America.

        William J. Abbott, 41, has been Executive Vice President, Advertising Sales, of Crown Media Holdings since July 2003. Prior to that, he was Executive Vice President, National Sales, of Crown Media United States, LLC from January 2000 through July 2003. Prior to that, he was Senior Vice President of Advertising Sales at Fox Family and Fox Kids from October 1997 through January 2000. Mr. Abbott also served in various other capacities at International Family Entertainment from October 1988 through September 1997, including Vice President of Eastern Sales and Director of Research.

        William J. Aliber, 42, has been the Executive Vice President and Chief Financial Officer of Crown Media Holdings since May 2000. Prior to that, he was Executive Vice President and Chief Financial Officer of Crown Media International from March 1997 through May 2000 and a Director of Crown Media International from May 1998 through May 2000. He also served as the Vice President and Chief Financial Officer of Hallmark Entertainment from June 1996 through May 2000.

        Paul A. FitzPatrick, 57, has been Executive Vice President and Chief Operating Officer of Crown Media Holdings since October 2002. Prior to that, he was Chief Operating Officer of Crown Media United States from September 2000 through October 2002. Prior to joining Crown Media United States, Mr. FitzPatrick served as Chief Operating Officer of the Golf Channel from April 1997 through April 2000. He also was the President, Chief Executive Officer and Founder of News Talk Television from March 1988 through April 1997. Between 1991 and 1993, Mr. FitzPatrick was also President and Chief Operating Officer of The Weather Channel. He also served as President and Chief Operating Officer of C-SPAN during his career.

        Russel H. Givens, 57, has been President and Chief Executive Officer of Crown Media International since July 2000. Prior to that, he served as Executive Vice President and Chief Operating Officer of Crown Media International commencing in July 1998. From October 1994 until July 1998, he served as the Vice President, European Cable/Telephony for MediaOne, International.

        David Kenin, 62, has been Executive Vice President, Programming Crown Media United States, LLC since January 2002. Prior to joining Crown Media United States, he headed Kenin Partners, where he represented clients in various media matters, including cable television, business development, international programming, international sports rights and new technology. Prior to that, he was President of CBS Sports from 1994 to 1997.

        Chris R. Moseley, 53, has been Executive Vice President, Worldwide Marketing and Brand Strategy of Crown Media Holdings, Inc. since July 2000. Prior to joining Crown Media Holdings, Ms. Moseley worked as Executive Vice President of ABC, Inc. Network Marketing. From 1989 to October 1999, Ms. Moseley worked as Senior Vice President of Marketing for Discovery Communications, Inc.

        Charles L. Stanford, 58, has been Executive Vice President, Legal and Business Affairs and General Counsel of Crown Media Holdings since May 2001. Prior to that, he was Senior Vice President, Business Affairs and General Counsel of Crown Media Holdings from October 2000 to May 2001. He also served as Senior Vice President, Legal and Business Affairs of Crown Media International from November 1999 through October 2000. Mr. Stanford served as Vice President, Legal and Business Affairs of Cable and New Media of ABC, Inc. from January 1996 until October 1999.

PART II

ITEM 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Class A common stock is listed on the Nasdaq National Market System under the ticker symbol "CRWN." Set forth below are the high and low sales prices for our Class A common stock for each quarterly period in 2002 and 2003, as reported on the Nasdaq National Market System.

	Price Range
Common Stock
	High	Low
2002
First Quarter	$14.350	$8.850
Second Quarter	$12.490	$6.850
Third Quarter	$8.150	$3.200
Fourth Quarter	$5.700	$0.800
2003
First Quarter	$3.500	$1.610
Second Quarter	$6.130	$2.761
Third Quarter	$8.780	$3.750
Fourth Quarter	$9.350	$7.200

        There is no established public trading market for our Class B common stock, of which 100% is owned by Hallmark Entertainment Investments Co.

Holders

        As of February 27, 2004, there were approximately 84 record holders of our Class A common stock and one record holder of our Class B common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides as of December 31, 2003, information for our only equity compensation plan, which is the Amended and Restated 2000 Long Term Incentive Plan:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	1,648	$11.12	8,070

Total	1,648	$11.12	8,070

Stock Purchases

        We did not make any repurchases of our outstanding shares during the fourth quarter of 2003. Two of our executive officers, William J. Aliber and Charles L. Stanford, purchased during the fourth quarter of 2003 the shares shown in the following table in open market transactions:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2003	—	—	—	—
November 2003	1,100	$8.616	—	Not applicable
December 2003	—	—	—	—

ITEM 6. Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, and the consolidated balance sheet data as of December 31, 1999, 2000, 2001, 2002 and 2003, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Subscriber fees	$27,670	$47,921	$66,537	$67,913	$68,901
Advertising	1,729	16,016	37,513	69,066	98,093
Licensing fees	—	—	2,267	23,950	40,431
Other	2,510	2,879	740	80	99

Total revenue	31,909	66,816	107,057	161,009	207,524
Cost of services:
Programming costs:
Affiliates	12,331	31,307	55,027	67,689	39,369
Non-affiliates	10,452	18,933	62,158	70,314	69,305
Amortization of film assets	—	—	3,533	27,035	40,168
Subscriber acquisition fee amortization expense	—	4,801	6,415	44,220	25,268
Depreciation and amortization of technical facilities	—	—	4,738	4,742	4,742
Operating costs	18,796	35,643	57,059	60,877	43,290

Total cost of services	41,579	90,684	188,930	274,877	222,142
Selling, general and administrative expense	20,472	46,271	70,709	60,223	61,699
Marketing expense	3,426	21,280	34,809	48,946	24,436
Reorganization expense	—	—	4,629	28,801	(1,757)
Depreciation and amortization expense	2,379	5,520	8,649	11,026	10,066
Amortization of goodwill	—	8,639	20,032	—	—

Loss from operations	(35,947)	(105,578)	(220,701)	(262,864)	(109,062)
Equity in net losses of unconsolidated entities	(18,992)	(9,328)	(655)	—	—
Loss from early extinguishment of debt	—	—	—	—	(39,812)
Guaranteed preferred beneficial interest accretion	—	—	(1,428)	(25,508)	(23,218)
Interest expense	798	523	(10,392)	(22,603)	(46,868)

Loss before income taxes	(54,141)	(114,383)	(233,176)	(310,975)	(218,960)
Income tax (provision) benefit	(2,556)	(1,743)	3,344	(2,054)	(3,189)

Loss before cumulative effect of a change in accounting principle	(56,697)	(116,126)	(229,832)	(313,029)	(222,149)
Cumulative effect of change in accounting principle	—	—	—	—	17,000

Net loss	$(56,697)	$(116,126)	$(229,832)	$(313,029)	$(205,149)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	32,989	50,786	74,691	104,306	104,484

Net loss per share, basic and diluted	$(1.84)	$(2.32)	$(3.08)	$(3.00)	$(1.96)

	As of December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,865	$34,274	$13,859	$335	$4,306
Goodwill	—	240,141	314,033	314,033	314,033
Total assets	80,003	530,078	1,626,358	1,492,262	1,561,710
Total long-term debt, excluding current maturities	—	—	205,894	382,206	808,892
Stockholders' equity (deficit)	(62,967)	246,808	776,866	467,595	313,451
Other Data:
Capital expenditures	$2,569	$22,809	$11,150	$4,240	$4,784
Total subscribers at year end:
Hallmark Channel—International	20,794	33,531	44,412	49,523	57,302
Hallmark Channel—U.S.	—	26,488	43,532	48,815	56,010

Total subscribers	20,794	60,019	87,944	98,338	113,312

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Current Challenges

        The Company faces many challenges in the current domestic and international marketplaces. The domestic cable industry is saturated with channels striving to position themselves on lower tiers and on digital platforms of cable TV distributors. The Company has less leverage in the marketplace in regard to tier positioning and advertising sales than many of our competitors since they operate multiple channels while we operate only one channel. Among other things, owners of multiple channels are able to leverage demand for their more popular channels to convince distributors and advertisers to distribute and advertise on their less successful channels. Our ratings and subscribers must continue to grow in future years in order to increase subscriber demand for our Channel and our advertising revenues. The Company strives to obtain additional subscribers by renegotiating distribution agreements, and, as a result, may face increased subscriber acquisition fee payments. The Company also attempts, and has succeeded, in improving its ratings by acquiring new programming and revising its programming schedules to meet the demands of its viewers. A larger audience share results in higher advertising rate cards, which, in turn, increases revenue. Domestically, we foresee in 2004 an increase in our advertising revenues due to better programming, growing subscriber counts, and the upcoming 2004 political campaigns.

        In the United Kingdom, we have acquired attractive programming, much of which has not been previously aired on cable television. We expect this programming to attract additional viewers, resulting in increased ratings. In our international market, our primary focus is to manage our investment, minimize our programming expenditures through the use of our film assets, expand our advertising customer base and thereby command increased subscriber fees and advertising revenue. We face challenges to overcome political and economic problems in certain of our international markets. Management continuously evaluates our position in these countries. The Company completed the restructuring of its international segment during 2003 by decentralizing many oversight and non-technical support functions formerly located in the Company's U.S.-based offices and transferred those responsibilities to regional staff. Certain operating expenses decreased because of this action, primarily the expense related to leasing transponder space and salaries.

        Utilization of our film assets, both through external sales and internal use, is a significant focus of management. This business provides us with a significant, additional source for revenue and cash flow. External demand for our film library assets was lower than expected in prior years, but we anticipate higher sales with the improvement of the economy and an increase in incentives for our sales force.

        The primary financial and non-financial measures analyzed by management are Adjusted EBITDA and the metrics driving each of our revenue lines such as: subscriber counts, advertising rates, domestic ratings and ratings for certain international markets, demographics of our viewing audiences, and programming quality.

  Cash Flow

        Our management is striving to increase cash flows in 2004 and future years through the sale of advertising. The Company has a goal of being cash flow positive and Adjusted EBITDA positive for the full year ending December 31, 2004, barring unforeseen circumstances. We will also continue to monitor expenses, and, potentially, reduce marketing and other general and administrative expenses in 2004 to meet our cash flow goals. If our cash flow improves, we will also focus in the future on lowering borrowings under our bank credit facility. Our present plan includes the refinancing of the bank credit facility during 2006 as well as the HC Crown line of credit.

        Significant uses of cash during 2003 were for program acquisitions in primarily our domestic and United Kingdom markets. The Company also paid subscriber acquisition fees resulting from renegotiated distribution agreements in 2003 and prior years. Attainment of certain subscriber levels will also cause an increase in subscriber acquisition fee payments in future years, but, as many of our more significant distribution agreements expire in 2007, we do not foresee significant subscriber acquisition fee payments until after 2007.

Revenue

        Our revenue consists of subscriber fees, advertising and film license fees.

  Subscriber Fees

        Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our Channels. In the United States, we pay certain television distributors up-front subscriber acquisition fees to carry our Channel. However, such payments are not common in the international cable television markets. Subscriber acquisition fees that we pay are capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. At the time we sign a distribution agreement, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

        Rates we receive per subscriber vary according to:

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

        We are in continuous negotiations with both our existing distributors and new distributors to increase our subscriber base in order to enhance our advertising results. In the United States, we are often subject to requests by distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. In both domestic and international markets we also may help fund the distributors' efforts to market our Channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue will continue to be negatively affected by subscriber acquisition fee expenses, waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels; however, we believe that as a result of these measures, our subscriber counts will increase which in turn will allow us to attract additional advertisers and command higher advertising rates.

        For information regarding amendments to distribution agreements in the United States, including as part of those amendments settlement of claims regarding "most favored nation" clauses, please see Note 2 of the Notes to Consolidated Financial Statements.

        We also expect international subscriber rates to decrease as we renew distribution agreements at lower subscriber rates. These international rates are affected by the increasing competitive nature of the industry, the growth of digital cable, the shift in the industry in more developed countries from subscriber fee revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets. Although we anticipate international subscriber rates to decrease, we expect subscriber counts to increase and, thereby, offset the negative effect the decreased rates will have on revenue.

        A distribution agreement with a primary pay television distributor in Spain was amended on October 1, 2003. Under the amendment, the distribution of our Channel to that party can end on December 31, 2004, at which time a new distribution agreement will have to be negotiated. For additional information, see Note 2 to the Notes to Consolidated Financial Statements.

        Our Channel is usually offered as one of a number of channels on either a basic tier or part of other program packages. Our Channel is generally not offered on a stand-alone basis. Thus, while a cable or satellite customer may subscribe and unsubscribe to the tiers and program packages in which our Channel is placed, these customers do not subscribe and unsubscribe to our Channel alone. We are not provided with information from the distributors on their overall subscriber churn and in what manner their churn rates affect our subscriber counts; we instead are provided information on the total number of subscribers who receive the Hallmark Channel.

        Our subscriber count depends on the number of distributors carrying the Hallmark Channel and the size of such distributors as well as the program tiers on which our Channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers domestically and internationally as promotional periods end or a distributor arrangement is amended or is terminated by us or the distributor. Changes to distribution arrangements in 2003 to date have been minor and have been more than offset by the increases in subscribers through other new or amended distribution agreements. Management analyzes the estimated effect each new or amended distribution agreement will have on revenues and costs. Based upon these analyses, management endeavors to arrive at a fair combination of subscriber commitments and subscriber acquisition fees has been reached with each of our domestic distributors.

  Advertising

        Advertising sales generally are made on the basis of a price per advertising spot or per unit of audience measurement (for example, a ratings point). Prices vary on a market-by-market basis. Rates differ among markets depending on audience demographics.

        In markets where regular audience measurements are available, our advertising rates are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed investment level by the advertiser. In these countries, we commit to provide advertisers certain rating levels in connection with their advertising. Revenue is recorded net of estimated delivery shortfalls, which are usually settled by providing the advertiser additional advertising time. In other less sophisticated markets, our advertising rates are calculated on the basis of cost per advertising spot or package of advertising spots, and the price varies by audience level expected (but not measured) during a particular time slot. This is the predominant arrangement in the countries outside the United States in which we sell advertising time. Advertising rates also vary by time of year based on seasonal changes in television viewership.

  Film Licensing

        Crown Media Distribution generates revenue from the film assets by granting licenses to exhibit the films to third parties. We are also using the films as programming for our television Channels. Customers for our film assets consist of other television channels, home video distributors and brokers who resell rights to our film assets in various international markets. License fees for our film assets are generally negotiated based upon the size of the potential audience who will be viewing the programming.

Cost of Services

        Our cost of services consists primarily of program license fees, amortization of our film assets; subscriber acquisition fee expense; the cost of signal distribution; dubbing and subtitling programming for foreign audiences; administration, distribution and other exploitation of our film assets; and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing markets and third party programming to support our advertising strategy. We expect the cost of services to increase in the 2004 year compared to 2003 because of the following: We intend to acquire or use a greater amount and variety of quality programming as part of our efforts to continue the increases in our ratings; the amortization of film assets will increase when sales of those assets increase; and we anticipate higher levels of subscriber acquisition fee amortization as result of incremental increases in the distribution of our Channel. Many costs will remain constant as compared to 2003, particularly cost of signal distribution, administration, distribution and other exploitation of our film assets and the cost of promotional segments that are aired between programs. Overall, our goal is to increase our gross profit margin.

Critical Accounting Estimates

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

        For information regarding accounting treatment and accounting policies concerning revenue, subscriber acquisition fees, program license fees, subtitling and dubbing, film assets, property and equipment, accounting for previously outstanding trust preferred securities, consideration of asset impairment, goodwill and intangible assets, taxes on income, stock-based compensation, the 2002 reorganization and recently issued accounting pronouncements, please see the following Notes to Consolidated Financial Statements: Note 2; Note 3 concerning the 2002 reorganization and other charges; Note 4 with respect to program license fees; Notes 10 and 11 with respect to taxes on income; and Note 12 with respect to stock-based compensation.

        The following discussion concerns certain accounting estimates and assumptions that are considered to be material due to the levels of subjectivity and judgment necessary to account for uncertain matters and the susceptibility of such matters to changes.

Revenue Recognition

        Subscriber fees from pay television distributors are recognized as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. We estimate and record the level of subscriber fees one month in advance based upon the actual prior month's subscriber levels. Historical results support our method of estimating subscriber fee revenue as subscriber levels generally increase each month.

        Advertising revenues are recognized as earned in the period in which the advertising is telecast and are generally billed monthly. If uncertainty as to the collectibility of this revenue exists, the revenue is recognized on a cash basis. Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. In certain markets, delivery of advertising is determined based upon data received from third parties who measure the ratings of our Channels. The ratings information drives our calculations of impressions delivered which in turn drives the amount of revenue we recognize from each advertising spot. Our advertising revenue is therefore heavily reliant upon these third party ratings estimates.

        Revenue from film asset licensing agreements is recognized when an agreement is executed, the film is available for exhibition by the licensee, the license fee is fixed or reasonably determinable, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. When multiple films are sold under a single arrangement, in order to properly recognize revenue when each license fee commences, we must estimate the relative fair value of each film and allocate the total contracted price to the different films in the arrangement. Our estimation of relative fair value uses similar information as is used in our annual third party valuation of our film assets.

        Cash-basis accounting treatment is used in certain countries. For the years ending December 31, 2001, 2002 and 2003, $1.6 million, $2.0 million and $290,000, respectively, was invoiced, but not recorded as revenue.

Allowance for Doubtful Accounts

        The Company has established an allowance for doubtful accounts based upon historical charge-off experience. Periodically, we analyze the attributes of the accounts which we have written-off during the period and adjust the allowance percentages we apply to our aged receivable balances. As noted previously, for revenue generated in certain countries in which economic factors lead us to believe that collectibility of these revenues is not reasonably assured, we recognize such revenue as it is received.

Subscriber Acquisition Fees

        Crown Media United States has distribution agreements with every major cable distributor in the United States. The initial recoverability of these subscriber acquisition fees is evaluated by projecting the incremental subscriber fee and advertising revenue attributable to the incremental subscribers obtained through the distribution agreement. This analysis includes significant judgment and estimation by management.

Film Assets

        The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 10 years from the date of acquisition, which amortizes such assets in the same ratio that current period actual revenue bears to estimated unrecognized ultimate revenues. Estimated unrecognized ultimate revenues are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management.

Effects of Transactions with Related and Certain Other Parties

Hallmark Transactions

        In 2003 and in prior years, we entered into a number of significant transactions with Hallmark Cards or its subsidiaries. These transactions concern, among other things, programming, trademark licenses, administrative services, a line of credit, a Tax Sharing Agreement and the sale of a $400.0 million senior unsecured notes. For detailed information regarding these transactions, please see Part III, Item 13, "Certain Relationships and Related Transactions."

Tax Sharing Agreement

        In March 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a Tax Sharing Agreement with Hallmark Cards, which was amended at the time the Company issued the senior unsecured note to HC Crown. We account for income taxes as if Crown Media Holdings were a separate taxpayer. Accordingly, Hallmark Cards' ability to use our tax losses does not impact our assessment of the need for a valuation allowance on deferred tax assets, including future tax losses. Any payments received from Hallmark Cards under the Tax Sharing Agreement are recorded as an increase in paid-in capital. During 2003, the Company received $49.4 million under the Tax Sharing Agreement. For information regarding the Tax Sharing Agreement, please see Notes 2, 10 and 11 to the Notes to Consolidated Financial Statements.

Senior Unsecured Note

        On August 5, 2003, Crown Media Holdings repurchased all of the outstanding trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of cash distributions on the trust preferred securities accrued through August 5, 2003, and a call premium of approximately $30.5 million. Funds for this repurchase were obtained from the proceeds from the issuance of a senior unsecured note issued to HC Crown in the amount of $400.0 million. After repayment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the note, approximating $67.3 million, to pay principal, interest and prepayment penalties on its bank revolving credit loans. For information regarding our senior unsecured note, please see Note 10 to the Notes to Consolidated Financial Statements.

NICC License Agreement

        For information regarding our amendment to our license agreement with NICC, please see Note 10 to the Notes to Consolidated Financial Statements above.

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2001, 2002 and 2003, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

				Percent Change
	Years ended December 31,
				2002 vs 2001	2003 vs. 2002
	2001	2002	2003
Revenues:
Subscriber fees	$66,537	$67,913	$68,901	2%	1%
Advertising	37,513	69,066	98,093	84%	42%
Film asset license fees	2,267	23,950	40,431	956%	69%
Other revenue	740	80	99	-89%	24%

Total revenues, net	107,057	161,009	207,524	50%	29%
Cost of Services:
Programming costs	117,185	138,003	108,674	18%	-21%
Amortization of film assets	3,533	27,035	40,168	665%	49%
Subscriber acquisition fee amortization expense	6,415	44,220	25,268	589%	-43%
Operating costs	61,797	65,619	48,032	6%	-27%

Total cost of services	188,930	274,877	222,142	45%	-19%
Selling, general and administrative expense	99,390	71,249	71,765	-28%	1%
Marketing expense	34,809	48,946	24,436	41%	-50%
Reorganization expense	4,629	28,801	(1,757)	522%	-106%

Loss from operations	$(220,701)	$(262,864)	$(109,062)	19%	-59%

Other Data:
Net cash used in operating activities	$245,736	$169,907	$155,174	-31%	-9%
Capital expenditures	$11,150	$4,240	$4,784	-62%	13%
Net cash provided by financing activities	$236,689	$160,075	$163,836	-32%	2%
Adjusted EBITDA(1)	$(170,725)	$(168,838)	$(44,537)	-1%	-74%
Total domestic day household ratings(2)(4)	0.200	0.298	0.503	49%	69%
Total domestic primetime household ratings(3)(4)	0.400	0.545	0.718	36%	32%
Total subscribers at year end:
Hallmark Channel—International	44,412	49,523	57,302	12%	16%
Hallmark Channel—U.S.	43,532	48,815	56,010	12%	15%

Total subscribers	87,944	98,338	113,312	12%	15%

(1)
See reconciliation of Adjusted EBITDA below.

(2)
Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(3)
Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(4)
These Nielsen ratings are for the time period January 1 through December 31.

        Crown Media Holdings evaluates operating performance based on several factors, including Adjusted EBITDA. Our measure of Adjusted EBITDA differs from the normal definition of EBITDA (earnings before interest, taxes, depreciation and amortization) used by most companies. We defined Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, subscriber acquisition fee amortization and amortization of film assets. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our company on an ongoing basis using criteria that is used by other companies in our industry and investment bankers and analysts who track our industry. We believe that Adjusted EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance and allows our management and investors to readily view operating trends, perform analytical comparisons and benchmark our company to similar companies in our industry. Adjusted EBITDA is used by our management to monitor segment operations and to determine the allocation of resources to segments. Our credit facility also contains covenants that are based on an adjusted EBITDA measure. Consequently, management views Adjusted EBITDA as a critical measure of our operating performance to meet our debt covenants and monitors this measure closely. We disclose Adjusted EBITDA so that our investors can have some of the same information available to our management to evaluate their investment in our Company. We believe that Adjusted EBITDA provides an indication of the Company's ability to generate cash flows from operating activities since the majority of our non-cash expenses are excluded from our calculation of Adjusted EBITDA. A significant portion of the Company's cost structure relates to the amortization of film assets and subscriber acquisition costs, which are significant non-cash charges. The cash costs of acquiring film assets and adding subscribers are essentially discretionary expenditures. The adjusted EBITDA calculation allows the Company to assess how much is available to pay debt service and gives a further indication of how much remains to fund discretionary expenditures such as the acquisition of film assets or additional subscriber base. However, Adjusted EBITDA should be considered in addition to, not as a substitute for, historical operating income or loss, net loss, cash flow from operations and other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

        Adjusted EBITDA differs significantly from cash flows from operating activities reflected in the consolidated statement of cash flows. Cash flow from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash basis, exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, Adjusted EBITDA is derived from accrual basis income and is not reduced for cash invested in working capital. Consequently, Adjusted EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid. We are not aware of any uniform standards for determining EBITDA or our Adjusted EBITDA and believe presentations of EBITDA may not be calculated consistently by different entities in the same or similar businesses. In the table below, we provide a reconciliation of Adjusted EBITDA to net loss and to net cash used in operating activities of Crown Media Holdings and its subsidiaries.

	Years Ended December 31,
	2001	2002	2003
	(In thousands)
Net loss	$(229,832)	$(313,029)	$(205,149)
Amortization of film assets	3,533	27,035	40,168
Subscriber acquisition fee amortization expense	13,024	51,223	32,361
Depreciation and amortization	13,387	15,768	14,808
Amortization of goodwill	20,032	—	—
Equity in net loss of unconsolidated entity	655	—	—
Guaranteed preferred beneficial interest expense	1,428	25,508	23,218
Interest expense and accretion	10,392	22,603	46,868
Income tax provision	(3,344)	2,054	3,189

Adjusted earnings before interest, taxes, depreciation and amortization	$(170,725)	$(168,838)	$(44,537)

Loss on extinguishment of debt	—	—	39,812
Cumulative effect of change in accounting principle	—	—	(17,000)
Restricted stock unit and stock-based compensation	1,505	18	5,912
Programming, subtitling and dubbing amortization	102,639	138,291	111,123
Provision for allowance for doubtful account	5,638	4,083	499
Changes in operating assets and liabilities:
Additions to program license fees	(95,629)	(144,034)	(209,300)
Additions to subscriber acquisition fees	(30,187)	(52,036)	(5,292)
Change in subscriber acquisition fees payable	512	20,272	(38,562)
Interest paid	(6,393)	(13,595)	(19,855)
Income taxes paid	(1,976)	(2,054)	(3,189)
Changes in other operating assets and liabilities, net of adjustments above	(51,120)	47,986	25,215

Net cash used in operating activities	$(245,736)	$(169,907)	$(155,174)

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

  Revenue.

        Our revenue, which is comprised of subscriber fees, advertising and film asset license fees, increased 29% for the year ended December 31, 2003. Reduced subscriber fee rates in the United States due to amendments in prior periods to long-term distribution agreements and cash-basis accounting treatment of certain countries in Latin America partially offset our increase in subscriber fee revenue due to expanded distribution internationally for the year ended December 31, 2003, resulting in a 1% increase in such fees for the year. Subscriber acquisition fee expense recorded as a reduction of revenue was $7.1 million for the year ended December 31, 2003, and $7.0 million for the comparable period in 2002. Although the number of subscribers to the Hallmark Channel increased as of December 31, 2003, compared to December 31, 2002, subscriber revenue was also affected by a number of other, offsetting factors, including discounts for new subscribers, and the waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels. Subscribers have increased as a result of amended agreements in the United States and the United Kingdom. Ninety percent of subscriber fees revenue for the year ended December 31, 2003, and eighty percent of subscriber fee revenue for the year ended December 31, 2002, respectively, was earned internationally. The amount of subscriber fee revenue was $6.6 million for the domestic Hallmark Channel for the year ended December 31, 2003, and $13.6 million for the year ended December 31, 2002. Increased subscriber acquisition costs and other factors described above are expected to continue and result in a decline in domestic subscriber revenue. Certain of our international subscriber fee rates have and will continue to decrease as we renew distribution agreements, which may provide for lower per subscriber rates than under previous agreements. International fees per subscriber are also expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry in certain more developed countries from subscriber fees revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets. We anticipate that the decrease in fees per subscriber internationally will not result in a material decrease in international subscriber fee revenue, however, due to anticipated increases in the number of subscribers to the Channels.

        The increase in advertising revenue reflects the following during 2003: the 15% growth in domestic and international subscribers; higher ratings in the United States; higher advertising rates resulting from the increase in distribution and viewership; and expanded sales of advertising time primarily in the United States. The most dramatic increase in advertising revenue came from our domestic Channel which was $77.6 million for the year ended December 31, 2003, compared to $46.0 million for the year ended December 31, 2002. Additionally, the number of advertisers on our domestic Channel rose from 220 at December 31, 2002, to 326 at December 31, 2003.

        Among the 52 ad-supported cable channels in the United States market, the Hallmark Channel ranked 13th in total day with a 0.5 household rating for the fourth quarter of 2003 and 21st for primetime with a 0.7 household rating for the same time period.

        The increase in licensing fees earned during 2003 is due to four license agreements accounting for 81% of total license fee revenue. As demand for our product increased in 2003, we focused our selling effort on a small number of customers. Also, our most significant licensing deal since the film asset acquisition occurred in 2003.

        Cost of services.    Cost of services as a percent of revenue decreased to 107% in 2003, as compared to 171% in 2002. This decrease was primarily due to our increase in total revenue discussed above and the changes in operating expenses explained below.

        Total programming costs for the year ended December 31, 2003, decreased 21% because Crown Media Holdings recorded a charge in the fourth quarter of 2002 of $48.1 million related to certain programming write-offs reflecting the refinement of our programming strategy and projected usage. Excluding the effects of this write-off, programming costs in 2003 rose because of the acquisition of programming for our domestic and United Kingdom Channels. For example, in September 2003, we added three series to our domestic programming schedule: MASH, Matlock and Little House on the Prairie. The increase in amortization of film assets was primarily due to increased sales during the full year 2003.

        Subscriber acquisition fee expense was $25.3 million for the year ended December 31, 2003, as compared to $44.2 million for the year ended December 31, 2002, respectively. As the result of the settlement and amendment of certain contractual matters with U.S. distributors, expense of $21.6 million was recorded during the fourth quarter of 2002 which did not reoccur in 2003. Operating costs for the year ended December 31, 2003, which include playback, dubbing and subtitling, transponder and interstitial expenses, decreased 29% primarily due to our reorganization and resulting decrease in lower salary and benefit expense of $4.2 million and lower satellite and transponder expense of $4.8 million resulting from our 2002 reorganization. Subtitling and dubbing expense decreased $5.1 million due to our exit of certain markets and our decrease in purchases of international programming for our Channels in non-English speaking countries. Bad debt expense decreased $3.6 million due to improved collections of receivables primarily in our international markets and a decrease in write-offs related to certain foreign accounts that are now accounted for on a cash basis. In addition, during the year ended December 31, 2003, our revenue from domestic advertising and film licensing grew at a significantly higher rate than revenue from international sources and our collection rate on domestic advertising and film licensing has historically been better than international sales.

        Selling, general and administrative expense.    We recorded compensation expense of $5.9 million related to our RSUs during 2003. Additionally, expenses for dues and publications, investor relations, bank fees and non-income taxes declined during 2003. Selling, general and administrative expense as a percentage of total revenue decreased to 30% for 2003, as compared to 37% for 2002. This percentage decrease was also due to the increase in total revenue noted above. Depreciation and amortization expense for the year ended December 31, 2003, decreased to $10.1 million from $11.0 million for the year ended December 31, 2002, which represents a decrease of $960,000, or 9%, for the year. Depreciation and amortization expense was higher for the year ended December 31, 2002, because of the $1.2 million write-down of certain impaired fixed assets during the fourth quarter of 2002. Depreciation and amortization expense in 2003 also included the amortization of additional expenditures in our Network Operation Center to accommodate the launch of our domestic Channel in the first quarter of 2003 and our new domestic and international Channel websites being placed into service during 2003.

        Marketing expense.    Marketing expenses were higher in 2002 due to the amplified efforts to promote the premieres of Adoption, Stranded and Johnson County Wars on our domestic Channel. Additionally, our fourth quarter of 2003 holiday campaign with Hallmark Cards resulted in $5.0 million of expense as compared to the $15.1 million Hallmark Keepsake Sweepstakes expense in the fourth quarter of 2002.

        Reorganization expense.    During the fourth quarter of 2003, the Company settled certain contracts related to transponder leases and revised certain estimates of when our excess capacity under our transponder leases will be sublet. These settlements and revisions in estimates resulted in a net reversal of reorganization expense of $1.8 million. Reorganization expense for the year ended December 31, 2002, was comprised of a charge of $5.5 million for severance costs and charges of $23.3 million related to satellite and facility exit costs.

        Loss from Operations.    Loss from operations for the year ended December 31, 2003, was $109.1 million, which was comprised of a loss from operations of our domestic segment of $83.1 million, a loss from operations of our international segment of $21.0 million, and a loss from operations of our film distribution segment of $5.0 million. Loss from operations for the year ended December 31, 2002, was $262.9 million, which was comprised of a loss from operations of our domestic segment of $145.9 million, a loss from operations of our international segment of $108.3 million, and a loss from operations of our film distribution segment of $8.7 million. The decrease in the loss from our domestic operations were primarily due to the increase in advertising revenue and the settlement of certain contractual matters with our domestic distributors in 2002. The decrease in the loss from our international operations is due to the reorganization expense of $28.8 million recorded in the fourth quarter 2002, as well as the related decrease in headcount and the decrease in transponder lease expense in 2003. The decrease in the loss from our film distribution segment was a result of higher sales.

        Loss from early extinguishment of debt.    Loss from early extinguishment of debt was $39.8 million for the year ended December 31, 2003, and resulted from the loss associated with the repurchase of the trust preferred securities and contingent appreciation certificates on August 5, 2003.

        Guaranteed preferred beneficial interest accretion.    This expense related to future obligations on our debentures issued on December 17, 2001, in connection with the trust preferred securities of Crown Media Trust. Included in the 2002 expense is a gain of $11.7 million, due to the revaluing of our derivative liabilities to fair value for the year ended December 31, 2002. The 2003 expense only included guaranteed preferred beneficial interest accretion for a partial year due to the repurchase of our preferred securities on August 5, 2003.

        Interest expense.    Interest expense increased in 2003 compared to 2002 by $24.3 million. This increase was primarily due to additional interest on our increased borrowings under our bank credit facility of $1.1 million, the additional interest on our HC Crown line of credit of $2.6 million, interest on our senior unsecured note payable commencing August 5, 2003, and amounting to $17.1 million in 2003, accretion of our preferred minority interest of $8.4 million in 2003, and an increase in the accretion related to certain discounted liabilities arising from the reorganization of $753,000.

        Income tax provision.    The income tax provision for the year ended December 31, 2003, increased by $1.1 million due to an increase in taxes on the foreign income resulting from higher international film licensing fee revenue.

        Cumulative effect of change in accounting principle.    Cumulative effect of change in accounting principle was a $17.0 million gain for each of the year ended December 31, 2003. This gain was due to the adoption of Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," on July 1, 2003 and the requirement to remeasure at fair value the company obligated mandatorily redeemable preferred interest issued to VISN in 2001.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenue.    The increase in subscriber fee revenue resulted from expanded worldwide distribution offset by reduced license fee rates and increased subscriber acquisition fees in the United States. Subscribers to our service increased at a higher rate than subscriber fee revenue due to a number of factors such as adding new subscribers with free promotional periods, initial discounted subscriber fees, waiver of subscriber fees and bulk discounts from attaining certain subscriber levels. Eighty percent of subscriber fee revenue for the year ended December 31, 2002, and 79% of subscriber fee revenue for the year ended December 31, 2001, were earned internationally. The amount of subscriber fee revenue net of the subscriber acquisition fee expense was $13.5 million for the domestic Hallmark Channel for the year ended December 31, 2002, and $54.4 million for the international Hallmark Channel for the year ended December 31, 2002.

        The increase in advertising revenue reflects the following during 2002: our growth in both domestic and international subscribers; higher ratings in the United States and in the United Kingdom; higher advertising rates and expanded sales of advertising time primarily in the United States. Advertising revenue from our domestic Channel was $46.0 million for the year ended December 31, 2002, compared to $25.4 million for the year ended December 31, 2001. Additionally, the number of advertisers on our domestic Channel rose from approximately 122 in December 2001 to approximately 220 in the December 2002. During the fourth quarter of 2002, due to attainment of a contractual maximum, the amount of advertising revenue for our United Kingdom market substantially decreased.

        During the fourth quarter of 2001, we began earning film licensing fees revenue from our purchased film assets. The level of licensing fees in 2002 reflected what we believed to be a temporary soft demand in the international market for our film products because of a worldwide downward correction in prices and an oversupply of television programming.

        Cost of services.    Cost of services as a percent of revenue decreased to 171% for the year ended December 31, 2002, as compared to 176% for the year ended 2001. This decrease was primarily due to our 50% increase in revenue discussed above, offset by the effect of increased programming and other costs discussed in the two paragraphs below.

        Total programming costs for the year ended December 31, 2002, increased as Crown Media Holdings recorded a charge in the fourth quarter of $48.1 million related to certain programming write-offs described above. In the third quarter of 2001, the Company recorded a charge of $28.2 million related to the write-down of certain programming contracts with EM.TV and The Jim

Henson Company, also reflecting refinement of our programming strategy and projected usage. For the year ended December 31, 2002, amortization of our film assets increased because of increased sales.

        Expanded distribution and new agreements in the U.S. resulted in an increase in subscriber acquisition fee expense for the year ended December 31, 2002, as compared to the same period of 2001. As the result of the settlement and adjustment of certain contractual matters with U.S. distributors, expense of $21.6 million was recorded during the fourth quarter of 2002. Operating costs for the year ended December 31, 2002, which include playback, dubbing and subtitling, transponder and interstitial expenses, increased primarily as a result of the $7.9 million write-down of certain subtitling and dubbing costs in our international market. Bad debt expense remained approximately the same for the year ended December 31, 2002, as compared to the same period of 2001 due to improved collections of receivables, decreased write-offs related to our international customers and the use of a cash basis for certain foreign accounts. In addition, during the year ended December 31, 2002, our revenue from domestic advertising and film licensing grew at a significantly higher rate than revenue from international sources and our collection rate on domestic advertising and film licensing has historically been better than international sales.

        Selling, general and administrative expense.    The decrease in selling, general and administrative expense for the year ended December 31, 2002, over the comparable period in 2001 resulted from a reduction in salary, benefit and travel expenses. Salary and benefit expenses declined as a result of the termination of certain high-level positions during 2001. Our continuing use of teleconferencing, changes to our travel policy, and an overall decrease in international travel lowered travel expenses. The decrease in selling, general and administrative expense was partially due to the increase in total revenue of 50% noted above. Depreciation and amortization expense for the year ended December 31, 2002, increased to $11.0 million from $8.6 million, which represents an increase of $2.4 million, or 28%, over the comparable period in 2001. Depreciation and amortization expense was higher for the year ended December 31, 2002, due primarily to the $1.2 million write-down of certain impaired fixed assets during the fourth quarter of 2002.

        Marketing expense.    Marketing expense was higher for year ended December 31, 2002, due primarily to expanded marketing efforts related to the Hallmark Keepsake Sweepstakes campaign. The Hallmark Keepsake Sweepstakes resulted in $15.1 million of expense in the fourth quarter of 2002. Other marketing efforts in 2002 included amplified efforts to promote the premiers of Adoption and Stranded on our domestic Channel and the relaunch of the Hallmark Channel in Australia.

        Reorganization expense.    Reorganization expense was comprised of a charge of $5.5 million for severance costs and charges of $23.3 million related to satellite and facility exit costs. In October 2001, we implemented a reorganization, which resulted in the termination of a number of employees, primarily those in marketing, finance and administrative departments. In 2001, we recorded $4.6 million of reorganization expense, comprised primarily of severance benefits.

        Amortization of goodwill.    Amortization of goodwill for the year ended December 31, 2001, was $20.0 million. In conjunction with the acquisition of an additional 55% common interest in Crown Media United States on May 9, 2000, we recorded goodwill in the amount of $248.8 million, which was being amortized over 20 years. In conjunction with the acquisition of EM.TV & Merchandising AG's 50% interest in H&H Programming—Asia and the remaining 22.5% common interests in Crown Media United States on March 15, 2001, we recorded goodwill in the amount of $93.9 million, which was being amortized over 10 years. The amortization of goodwill arising from past acquisitions ceased on January 1, 2002.

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

        Guaranteed preferred beneficial accretion.    Guaranteed preferred beneficial accretion for the year ended December 31, 2002, was $25.5 million as compared to $1.4 million in 2001. This expense relates to future payments on our debentures issued on December 17, 2001, in connection with the trust preferred securities of Crown Media Trust. We recorded gains of $11.7 million on marking our derivative liabilities to fair value for the year ended December 31, 2002, as a component of the accretion of guaranteed preferred beneficial interest. In the fourth quarter of 2002, management had determined that the Company would not make an early redemption of its trust preferred securities prior to their maturity in December 2007. This determination had the consequent impact of increasing the cumulative interest rate from 14% to approximately 18% during the fourth quarter of 2002.

        Interest expense.    Interest expense for the year ended December 31, 2002, increased to $22.6 million from $10.4 million, which represents an increase of $12.2 million, over the comparable period in 2001. This increase was primarily due to increased borrowings under our credit facility and interest on our convertible debt. Accretion expense of $495,000 related to certain discounted liabilities arising from the reorganization was also recorded in the fourth quarter of 2002.

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

Liquidity and Capital Resources

        Cash used in operating activities was $155.2 million and $169.9 million for the years ended December 31, 2003 and 2002, respectively. Cash was used primarily to fund operating expenditures related to net losses of $205.1 million and $313.0 million for the years ended December 31, 2003 and 2002, respectively. The decrease in cash flow used in operations was primarily due to higher domestic and UK advertising revenue and resulting cash receipts, as well as an increase in film asset sales. These favorable impacts on cash flows from operating activities were partially offset by increased programming purchased in our U.S. and UK markets to meet our strategy and the demands of our customers and higher subscriber acquisition fee payments as a result of our expanded distribution in domestic markets. Included in the net loss for the year ending December 31, 2003, are a loss from extinguishment of our trust preferred securities of $39.8 million and a gain from the cumulative effect of a change in accounting principle of $17.0 million, both of which do not represent cash flows from operations.

        Cash used in investing activities was $4.7 million and $4.1 million for the years ended December 31, 2003 and 2002, respectively. Cash used in investing activities increased primarily due to expenditures in our Network Operations Center to accommodate the launch of our domestic Channel in the first quarter 2003 and our new domestic and international Channel websites being placed into service during that period.

        Cash provided by financing activities was $163.8 million and $160.1 million for the years ended December 31, 2003 and 2002, respectively. During 2003 we received proceeds of $49.4 million from the Tax Sharing Agreement with Hallmark Cards, borrowed $70.0 million from our line of credit with HC Crown, borrowed $56.3 million under our credit facility, and borrowed $400.0 million on our senior unsecured note payable to meet our operating demands and refinance our trust preferred securities. Primarily from the proceeds of the $400.0 million senior unsecured note, on August 5, 2003, we redeemed the trust preferred securities and paid the private placement holders $326.7 million of principal, call premium and minimum return and we repaid $76.3 million on our bank credit facility. In 2002, the primary sources of cash flow from financing activities were borrowed funds under the bank credit facility and the demand note to meet our operating demands.

        Cash used in operating activities was $245.7 million for the year ended December 31, 2001. Cash was used primarily to fund operating expenditures related to net losses of $229.8 million for the year ended December 31, 2001. The decrease in cash flow used in operations from 2001 to 2002 was primarily due to substantially higher domestic and UK advertising revenue and related cash receipts, an increase in film asset sales, and a decrease in programming purchased for our international markets outside the UK. This decrease was partially offset by increased programming purchased in our U.S. and UK markets to meet our strategy and the demands of our customers and higher subscriber acquisition fees paid as a result of our expanded distribution in domestic markets.

        Cash used in investing activities was $11.3 million for the year ended December 31, 2001. During the first quarter of 2001, we completed and launched our Network Operations Center, which required substantial capital expenditures in both 2000 and 2001. Capital expenditures in 2002 were limited to replacing obsolete computer and technical equipment.

        Cash provided by financing activities was $236.7 million for the year ended December 31, 2001. During 2001, we borrowed $100.0 million through a term loan under our credit facility to fund the film assets transaction and $70.0 million under the credit facility revolver to repay borrowings under our HC Crown notes. Additionally, we used the proceeds from the private placement transaction to pay $69.4 million of programming obligations under agreements with Hallmark Entertainment Distribution and to repay $33.5 million of borrowings under an HC Crown note. In 2002, we borrowed funds under the credit facility and the HC Crown note.

        The following table aggregates all of our contractual commitments as of December 31, 2003.

	Scheduled Payments by Period
Contractual Obligations	Total		Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Credit facility	$300.3		$0.3	$300.0	$—	$—
Company obligated mandatorily redeemable preferred interest	25.0			2.6	10.0	12.4
Demand note payable to HC Crown	75.0				75.0
Senior unsecured note to HC Crown, including accretion	596.6		—	—	—	596.6
Capital Lease Obligations	32.0		2.1	5.7	6.6	17.6
Operating Leases	59.2		14.8	22.8	14.5	7.1
Other Long-Term Obligations
Program license fees payable to non-affiliates and NICC	167.5		85.4	62.4	19.7	—
Program license fees payable to Hallmark Entertainment Distribution	90.6		30.4	60.2	—	—
Program license fees payable for future windows	179.9		62.7	94.6	14.9	7.7
Subscriber acquisition fees(a)	10.0		8.5	1.5	—	—
Payable to Hallmark Entertainment Holdings	52.1	(b)	—	52.1	—	—
Payable to Hallmark Entertainment	47.9	(b)	—	47.9	—	—

Total Contractual Cash Obligations	$1,636.1		$204.2	$649.8	$140.7	$641.4

(a)
New agreements and amendments to current domestic distribution agreements could significantly increase subscriber acquisition fees payable in the future by a maximum amount of $149.0 million, which would result if 42.0 million additional subscribers were provided with the Hallmark Channel.

(b)
Can only be paid subsequent to repayment of the bank credit facility per agreement.

  Cash Flows

        As of December 31, 2003, the Company had $4.3 million in cash and cash equivalents on hand and $20.0 million available under its bank credit facility. The Company's principal sources of funds are currently cash inflows from operations, cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its bank credit facility. The Company projects that cash inflows from advertising revenue and film asset licensing fees will increase in 2004. The Company anticipates cash inflows from its film assets to be approximately $35.0 million to $40.0 million in 2004 and $35.0 million to $45.0 million in 2005. The Company also believes that since it has a tax sharing agreement with its largest shareholder and since currently only 75% of the tax benefit generated by the Company is being funded, there is potential that future tax sharing payments could become available to the Company at an earlier date than specified in the tax sharing agreement.

        In connection with the Company's growth strategy, the Company expects to continue making investments in programming and distribution during 2004. Programming and distribution expenditures for 2004 are expected to be in the range of $150.0 million to $200.0 million. If necessary, the Company may reduce some of this anticipated spending in 2004. The Company's principal uses of funds during 2004 are expected to be the payment of operating expenses, payments for licensing of programming and subscriber acquisition fees, and interest payments under its bank credit facility.

        As of December 31, 2003, the Company believes that cash flow from its operations, cash on hand, remaining availability under its bank credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to meet its liquidity needs for at least the next twelve months. In addition, we anticipate no additional financing needs in 2004. However, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company's distribution agreements, an economic decline in the advertising market, an increase in competition or other adverse operating conditions will impact the Company's ability to achieve its projected operating results. If the projected operating results are not achieved, the Company may need to obtain additional funding. In any event, in order to provide more liquidity, we may consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, including HC Crown.

  Credit Facilities

        Through December 31, 2003, Crown Media Holdings had borrowed $75.0 million under the line of credit in that amount with HC Crown. Because of the partial repayment on the bank credit facility on August 5, 2003, the Company has available funds under the bank credit facility of approximately $20.0 million at December 31, 2003.

Bank Credit Facility; Private Placement and HC Crown Line of Credit

Bank Credit Facility

        We have a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank as Administrative Agent and Issuing Bank, under which the banks extended to us a five-year secured credit facility of up to $320.0 million. The loan is guaranteed by our subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

        The bank credit facility encompasses a term loan of $100.0 million and a revolving line of credit of $220.0 million, which includes up to $20.0 million of letters of credit available to be issued at our request. The aggregate principal amount of all outstanding revolving credit loans and term loans as well as letters of credit available under the credit facility may not exceed the amount of the "Library Credit" then in effect. The Library Credit is defined as 50% of the most recent valuation of the film assets, based upon the net present value of cash flows. Currently the Library Credit is significantly higher than the maximum amount of the bank loans.

        Each loan (which includes the term loans and any revolving credit loans) bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rates change. We are required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments.

        The credit facility contains a number of affirmative and negative covenants. Negative covenants include: Limitations on indebtedness, liens, investments, "Restricted Payments," capital expenditures, changes in our business activities, and other matters; not amending the promissory note with HC Crown, the related letter of credit issued for our benefit or certain of our other material agreements; a requirement that EBITDA (as defined in the credit agreement) not be less than specified amounts for each quarter through December 31, 2006; maintaining net worth (as defined in the credit agreement) of not less than specified base amounts plus income and 50% of equity investments after December 17,

2001; not permitting the Leverage Ratio (that is, the ratio of aggregate principal amount of indebtedness at the end of each quarter, excluding any preferred stock and non-interest bearing obligations to defined EBITDA for the 12-month period ending on the date of determination) to exceed maximum Leverage Ratios from December 31, 2004 through June 30, 2006; and not permitting the Interest Coverage Ratio (the ratio of defined EBITDA to interest expense) at any time during the twelve-month periods ending at the end of each calendar quarter commencing December 31, 2004 to be less than specified ratios. Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the HC Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards, Hallmark Entertainment or any of their affiliates. The credit agreement permits Crown Media Holdings to use net cash proceeds from the issuance of debt or equity to be used for certain Restricted Payments. The credit agreement also permits, among other things, payments by Crown Media Holdings to Hallmark Entertainment Distribution under program license agreements and to Hallmark Entertainment, Hallmark Cards or their affiliates under the terms of service agreements up to certain dollar amounts.

        Events of default under the credit agreement include: The failure to pay principal or interest, with the default continuing unremedied for five days after receipt of a remittance advice; a failure to observe covenants; a change in control; a change in management; or a termination by Hallmark Cards or any of its affiliates of the right of Crown Media Holdings or its subsidiaries to use the names "Hallmark" or "Crown" in their television services or any Channels owned or operated by them. For purposes of the credit facility, a change in control means that (a) Hallmark Cards ceases to own directly or indirectly at least 80% of the equity interest of Hallmark Entertainment Investments Co. (b) Hallmark Entertainment Holdings ceases to have sufficient voting power to elect a majority of Crown Media Holdings' board of directors or beneficial ownership of over a majority of the outstanding equity interest of Crown Media Holdings having voting power (c) the majority of the Board is not comprised of individuals who were either in office or who were nominated by a two-third's vote of individuals in office or so nominated as at December 17, 2001, or (d) the consummation by the Company of a Rule 13e-3 transaction (or a "going-private" transaction) as defined in the Securities Exchange Act. A change in management means Robert Halmi, Jr. ceases for any reason to perform his functions and serve as chairman of Crown Media Holdings and Crown Media Holdings fails for a period of 90 consecutive days to propose a replacement acceptable to the lenders in their discretion.

HC Crown Line of Credit

        In 2001, HC Crown issued a $75.0 million line of credit to Crown Media Holdings. The line of credit has a final maturity date no later than December 21, 2007. The line of credit is subordinate to the bank facility, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. Crown Media Holdings will pay interest on any borrowings under the line of credit at a rate equal to LIBOR plus three percent, payable quarterly. HC Crown's obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston.

Senior Unsecured Obligation

        On August 5, 2003, Crown Media Holdings repurchased all of the trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of cash distributions on the trust preferred securities during the quarter. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured note issued to HC Crown.

After the payment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the senior unsecured note, amounting to approximately $67.3 million, to pay principal, interest, and prepayment penalties on its bank revolving credit loans. Since interest is not payable in cash on the HC Crown senior unsecured note until August 5, 2007, the Company will avoid approximately $72.0 million in cash interest payments that would have been due under the trust preferred securities over the next four years. See Note 10 of Notes to Consolidated Financial Statements for additional information about the senior unsecured note.

Tax Sharing Agreement

        On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into the Tax Sharing Agreement with Hallmark Cards. Hallmark Cards will include Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards will benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the Tax Sharing Agreement, Hallmark Cards will pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under the Tax Sharing Agreement, at Hallmark Cards' option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets. For further information regarding the Tax Sharing Agreement, see Part III—Item 13. Certain Relationships and Related Transactions—Tax Sharing Agreement.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2003, the decline of the fair value of the fixed income portfolio would not be material.

        As of December 31, 2003, our cash, restricted cash, cash equivalents and short-term investments had a fair value of $4.5 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

        The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At December 31, 2003, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the year ended December 31, 2003, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

        We have not used derivative financial instruments for speculative purposes. As of December 31, 2003, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

We are exposed to market risk.

        We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and equity investment prices. To reduce the volatility relating to these exposures, we may enter into various derivative investment transactions in the near term pursuant to our investment and risk management policies and procedures in areas such as hedging and counterparty exposure practices. We have not and will not use derivatives for speculative purposes.

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

        Our material interest bearing assets consisted of cash equivalents, restricted cash, and short-term investments. The balance of our interest bearing assets was $4.3 million, or less than 1% of total assets, as of December 31, 2003. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, our bank credit facility, our line of credit with HC Crown and our note payable to HC Crown. The balance of those liabilities was $804.5 million, or 64% of total liabilities, as of December 31, 2003. Net interest expense for the year ended December 31, 2003, was $46.2 million, 22%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

We are exposed to risks relating to foreign currency exchange rates and foreign economic conditions.

        We evaluate our foreign currency exposure on a net basis. We receive subscriber fees and advertising revenue from countries throughout the world. Increasingly, however, expenses arising from our foreign facilities as well as non-U.S. denominated dollar expenses are offsetting these revenues. Generally, payments required under our agreements are denominated in U.S. dollars and, therefore, unaffected by foreign currency exchange rate fluctuations. We have some exposure to changes in exchange rates in Latin America, Europe, Asia, and Africa. However, our exposure to foreign exchange rates primarily exists with the British pound. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar denominated revenue decreases; when the U.S. dollar weakens, the U.S. dollar value of non-U.S. dollar denominated revenue increases. Accordingly, changes in exchange rates, and in particular, a strengthening of the U.S. dollar, may adversely affect our revenue as expressed in U.S. dollars.

ITEM 8. Consolidated Financial Statements and Supplementary Data

        Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

        The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2003.

Internal Control Over Financial Reporting

        There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

        The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2004 annual meeting of stockholders under the headings "Election of Directors," "Board Information," "Compensation of Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Security Ownership of Certain Beneficial Owners and Management" and "Principal Accountant Fees and Services." We intend to file the definitive proxy statement with the Securities and Exchange Commission on or prior to April 29, 2004.

ITEM 10. Directors and Executive Officers of the Company

        The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on or about June 3, 2004 (the "Proxy Statement") under the headings "Election of Directors," "Board Information," and "Compensation of Directors and Executive Officers," and is incorporated by reference herein.

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

Agreements Concerning the Film Assets

        In connection with the acquisition of the film assets in 2001, we entered into the following agreements:

  Services Agreement with Hallmark Entertainment

  •
  Hallmark Entertainment will provide services related to the administration, distribution and other exploitation of the film assets, and we will pay Hallmark Entertainment approximately $1.5 million per year for the three-year term of the agreement. Either party may terminate the agreement after the first year upon 60 days written notice.

  •
  Hallmark Entertainment will use commercially reasonable efforts to maximize the licensing revenue from the film assets consistent with its past efforts for comparable products among the film library assets.

  •
  We have sole discretion to determine which of the purchased films will be licensed by Hallmark Entertainment to third parties, as well as the distribution territories, time periods and other licensing terms.

        This services agreement expired on December 31, 2003 and the parties renewed this agreement. The new services agreement contains the same terms and conditions as the previous agreement and will expire on December 31, 2006.

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

        Crown Media International has the right to distribute the programming it licenses under the program agreement through cable and satellite broadcast systems. However, it does not license programming for distribution on a pay-per-view basis. In addition, Crown Media International and Hallmark Entertainment Distribution have agreed to negotiate in good faith on a product-by-product basis for pay television license rights to programming not covered under the program agreement, including documentaries, series and specials.

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

        Crown Media International pays license fees to Hallmark Entertainment Distribution on a country-by-country, program-by-program basis for each of the three time periods for which it licenses programming. The fees generally increase 5% per year and are payable in four equal installments for the first time period and six equal installments for subsequent time periods. During the years ended December 31, 2002 and 2003, Crown Media International paid $5.3 million and $15.0 million in fees, respectively, under its original program agreement with Hallmark Entertainment Distribution, dated as of July 1, 1999. As of December 31, 2002 and 2003, there were $11.9 million and $11.7 million in accrued and unpaid fees, respectively. We anticipate that the fees payable to Hallmark Entertainment Distribution under the amended and restated program agreement will be lower as a result of our purchase of film assets we previously licensed from Hallmark Entertainment Distribution.

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

        Crown Media United States pays license fees to Hallmark Entertainment Distribution in equal annual installments over the five-year period that it telecasts the movie or miniseries. The fees generally increase 5% per year. During the years ended December 31, 2002 and 2003, Crown Media United States paid Hallmark Entertainment Distribution $19.7 million and $15.0 million in fees, respectively, under the original program agreement dated as of November 13, 1998. As of

December 31, 2002 and 2003, Crown Media United States had $56.3 million and $78.9 million in accrued and unpaid program license fees under the program agreement, respectively. We anticipate that the fees payable to Hallmark Entertainment Distribution under the amended and restated program agreement will be lower as a result of our purchase of the film assets we previously licensed from Hallmark Entertainment Distribution.

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

        Pursuant to the February 2001 amendment, Crown Media United States may be required to broadcast up to 15 1/2 hours per week of "faith and values" programming and an additional 6 dramatic and non-dramatic holiday specials per year. Crown Media United States funds a portion of the production costs of this new programming as described above. In addition, pursuant to the February 2001 amendment, Crown Media United States is required to assist NICC in launching and operating a new channel, which will be distributed by digital satellite and cable. This assistance will include the provision to NICC of management and operation services, with some services at no cost and some services for fees.

        The term of most of the obligations contained in the February 2001 amendment expire on March 26, 2006, but may be terminated earlier if NICC sells more than 50% of the Crown Media Holdings shares it owned on February 22, 2001. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC's Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels. During the years ended December 31, 2002 and 2003, Crown Media United States paid the National Interfaith Cable Coalition $9.3 million and $10.2 million, respectively, related to this agreement.

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

DIRECTV Affiliation Agreement

        On August 20, 2001, Crown Media United States entered into an Affiliation Agreement with DIRECTV, Inc., a wholly owned subsidiary of DIRECTV Enterprises, Inc. Pursuant to the Affiliation Agreement, DirecTV will distribute the Hallmark Channel on the TOTAL CHOICE® tier of its DBS distribution system in the United States and pay us license fees for such distribution. At the same time we entered into a Stock Purchase Agreement with DIRECTV Enterprises whereby we issued 5,360,202 shares of our Class A common stock, which shares were subsequently transferred to its parent company, Hughes. As of December 31, 2003, DIRECTV accounted for 10.8 million of our subscribers.

Hallmark Advertising

        Hallmark Cards made a $1.4 million advertising commitment to Crown Media United States covering a one-year period from the fourth quarter of 2003 through the third quarter of 2004. Hallmark Cards purchased $5.0 million of advertising commitment on the Hallmark Channel in the U.S. for the 2001/2002 broadcast years. During each of the years ended December 31, 2002 and 2003, Hallmark Cards purchased $5.0 million and $1.4 million of advertising on the Hallmark Channel in the United States at negotiated market rates, respectively.

Senior Unsecured Note to HC Crown

        On August 5, 2003, Crown Media Holdings repurchased all of the trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured note issued to HC Crown. After the payment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the senior unsecured note, amounting to approximately $67.3 million, to pay principal, interest, and prepayment penalties on its bank revolving credit loans. Since interest is not payable in cash on the HC Crown senior unsecured note until August 5, 2007, the Company will avoid approximately $72.0 million in cash interest payments that would have been due under the trust preferred securities over the next 4 years.

Hallmark Demand Notes and Line of Credit

        On December 14, 2001, the Company executed a promissory note, in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and has a final maturity date no later than December 21, 2007. The line of credit is subordinate to the bank credit facility and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown's obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of December 31, 2002 and 2003, the Company had borrowed $5.0 million and $75.0 million, respectively, under this note. Under this note, the Company is obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. In December 2002, we issued 123,831 shares as payment for a portion of the commitment fee in the amount of $843,750 and in December 2003, we issued 68,431 shares as payment for the remaining portion of the commitment fee in the amount of $281,250. The line of credit was required by the credit facility.

Hallmark Agreements Related to Bank Credit Facility

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

        As of December 31, 2002, and 2003, borrowings under the HC Crown line of credit were $5.0 million and $75.0 million, respectively. Accrued interest on the note was $10,000 and $2.7 million, respectively.

        Hallmark Cards, certain of its subsidiaries and other parties thereto entered into a Subordination and Support Agreement (the "Subordination Agreement"), pursuant to which Hallmark Cards agreed to loan Crown Media Holdings up to $75.0 million under a subordinated revolving credit line, which is the December 14, 2001, note mentioned above payable to HC Crown. The line of credit has a final maturity date no later than December 21, 2007. The line of credit is subordinate to both the bank facility and the units, and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. In addition, until the termination of the Subordination Agreement, Hallmark Cards will agree to loan Crown Media Holdings an amount necessary to pay, when due, the $100.0 million in obligations owed to third parties by Hallmark Entertainment Distribution which were assumed by Crown Media Holdings in connection with its acquisition of the film assets. Lastly, Hallmark Entertainment Distribution agreed to subordinate approximately $60.2 million in obligations owed by subsidiaries of Crown Media Holdings to it pursuant to certain program license agreements.

Real Property Lease

        In connection with our lease of office facilities at 6430 S. Fiddlers Green Circle, Greenwood Village, Colorado, Hallmark Entertainment signed a guaranty of lease obligations on June 1, 1998. Under the guaranty, Hallmark Entertainment agreed to guarantee full and timely performance of all of our obligations during our lease term. The lease is for 58,978 square feet and has a term of 10 years that ends in August 2008. The lease provides for a rate of $22.64 per square foot during the first year of the lease and increases annually to $27.08 per square foot in 2008. The Company currently is subleasing 24,434 square feet.

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

  Hallmark Entertainment Investments Co. Stockholders Agreement

        On March 11, 2003, Hallmark Entertainment Holdings contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings investors, Liberty Crown, Inc. ("Liberty"), a subsidiary of Liberty Media, and J.P. Morgan, also contributed 100% of their Crown Media Holdings Shares to Hallmark Entertainment Investments and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for Hallmark Entertainment Investments shares. Prior to the Hallmark Entertainment Investments transaction, J.P. Morgan and Liberty were parties to the Crown Media Holdings stockholders agreement described above. As a result of the Hallmark Entertainment Investments transaction, J.P. Morgan and Liberty no longer have any rights pursuant to such stockholders agreement. However, Hallmark Entertainment Investments has advised Crown Media Holdings that J.P. Morgan and Liberty will retain similar rights with respect to Crown Media Holdings pursuant to the Hallmark Entertainment Investments stockholders agreement dated March 11, 2003, among Hallmark Entertainment Investments, Hallmark Entertainment Holdings, Liberty, VISN, and J.P. Morgan, including the following:

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

  •
  real estate consulting services.

        We have agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. We made no payments to Hallmark Cards in 2001 or 2002 for services, expenses and fees under the previous intercompany services agreement. The fee under these previous agreements was $500,000 per year. The balance of the payable for services, expenses and fees under the previous agreement as of December 31, 2002 and 2003, was approximately $2.5 million and $3.0 million, respectively. The intercompany services agreement was originally negotiated between officers of Crown Media International and Hallmark Cards. The management of Crown Media International believed that the services provided under the agreement had a value at least equal to the annual fee.

        In addition to the services described above, we have incurred costs that have been paid by Hallmark Entertainment on our behalf related to payroll and benefits, insurance, operating, financial and capital expenditures. These costs are reflected on our financial statements, and to the extent that we have not reimbursed Hallmark Entertainment, the costs are included in payables to affiliates in our consolidated financial statements included elsewhere in this report. We reimbursed Hallmark Entertainment $1.4 million, for the year ended December 31, 2002, and $430,000 for the year ended December 31, 2003. The balance of the payable as of December 31, 2002 and 2003, was approximately $1.1 million and $670,000, respectively.

Hallmark Trademark License Agreements

        We are permitted to use the "Hallmark" and "Hallmark Entertainment" trademarks in accordance with the terms of a royalty-free two-year trademark license agreement dated as of December 1, 2000, between Hallmark Cards and Crown Media International. This agreement was recently extended through September 1, 2004. Under that agreement, we may use the Hallmark and Hallmark Entertainment trademarks only for so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of the voting interest and at least 35% of the equity interest of Crown Media Holdings, and designate a majority of our Board and so long as there is no event of default under the agreement.

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

        There is a similar trademark license agreement between Hallmark Cards and a subsidiary of Crown Media International that permits the use of the Hallmark and Hallmark Entertainment trademarks in the United Kingdom through September 1, 2004.

        Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., amended and restated on March 27, 2001, which has also been extended through September 1, 2004. The agreement permits the use of the Hallmark trademarks in the United States under terms, which are similar to the terms applicable to the use of the Hallmark trademarks outside the United States by Crown Media International. As with Crown Media International's trademark agreement with Hallmark Cards, the amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the "Hallmark Channel." The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States' network. Crown Media United States is in the process of finalizing a similar trademark license agreement with Hallmark Licensing, Inc., which will be retroactive to January 1, 2004, to permit the use of the Hallmark trademark in the name of the "Hallmark Movie Channel". This Hallmark Movie Channel trademark license will also expire on September 1, 2004.

Tax Sharing Agreement

        On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into the Tax Sharing Agreement with Hallmark Cards. Hallmark Cards will include Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards will benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the Tax Sharing Agreement, Hallmark Cards will pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under the Tax Sharing Agreement, at Hallmark Cards' option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

        An independent member of the Board of Directors of Crown Media Holdings, with advice of independent counsel approved Crown Media Holdings' entering into the Tax Sharing Agreement.

        Hallmark Entertainment Holdings contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings' investors, Liberty and J.P. Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for Hallmark Entertainment Investments shares. Crown Media Holdings understands that Hallmark Entertainment Investments intends to hold the Crown Media Holdings Shares and to evaluate media investment opportunities in which Crown Media Holdings does not have an interest. Hallmark Entertainment Holdings, as the more than 80% owner of Hallmark Entertainment Investments, will have voting power over all of the Crown Media Holdings shares. The new structure does not change the control of Crown Media Holdings.

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

Transactions With JP Morgan Chase Bank

        We have a credit agreement with a syndicate of banks lead by JP Morgan Chase Bank providing a secured line of credit and term loan of up to a total of $320.0 million due August 31, 2006. As part of this credit facility, JP Morgan Chase Bank has committed to lend to us up to $45.0 million. At December 31, 2002 and 2003, JP Morgan Chase Bank had outstanding loans to us under the line of credit of $45.0 million and $42.0 million, respectively. Each loan under the credit facility bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. We are required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. We paid a total of $1.7 million in interest and $1.5 million in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2002. We paid a total of $13.3 million in interest and $925,000 in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2003.

        JP Morgan Chase Bank served as an indenture trustee for debentures issued by us to Crown Media Trust in connection with the issuance of preferred securities by Crown Media Trust in a private placement. JP Morgan Chase Bank served as the property trustee under the trust creating the Crown Media Trust, which is one of several trustees of the Crown Media Trust, and also as the preferred guarantee trustee relating to our guarantee of the preferred securities issued by Crown Media Trust. Chase Manhattan Bank USA, National Association, an affiliate of JP Morgan Chase Bank, served as the Delaware trustee of Crown Media Trust, which is a trustee with its principal place of business in the State of Delaware. As a result of the repurchase of the Crown Media Trust preferred securities by Crown Media Holdings, this trust was dissolved.

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

        Mr. Chavkin is the Chief Investment Officer of JP Morgan Partners, LLC, an Executive Vice President of JPMP Capital Corp. and one of the limited partners of JPMP Master Fund Manager, L.P. He is not an officer of JP Morgan Chase & Co. or JP Morgan Chase Bank. He also serves as an Executive Vice President or executive partner of certain domestic entities and global funds of various JP Morgan Partners related entities.

ITEM 14. Principal Accountant Fees and Services

        The information required by this Item 14 is set forth in the Proxy Statement under the heading "Principal Accountant Fees and Services," and is incorporated by reference herein.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (A)
  List of Documents Filed as Part of This Report

(1)
Consolidated Financial Statements

Report of KPMG LLP, Independent Auditors
Report of Arthur Andersen LLP, Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2002 and 2003
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2001, 2002, and 2003

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2001, 2002, and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002, and 2003
Notes to Consolidated Financial Statements

(2)
Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).
3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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
10.2
Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of December 31, 2001, by Hallmark Entertainment Holdings, Inc. (previously filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on March 29, 2002 and incorporated herein by reference).
10.3
Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of March 11, 2003, by Hallmark Entertainment Investments Co. (previously filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.4
Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by JP Morgan Partners (BHCA), L.P. (previously filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.5
Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by Liberty Crown, Inc. and Liberty Media Corporation. (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.6
Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by DirecTV Enterprises, Inc. (previously filed as Exhibit 10.6 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.7
Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by VISN Management Corp. (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.8
Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by Crown Media Holdings, Inc. (previously filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.9
Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of February 28, 2003, by Hughes Electronics Corporation (previously filed as Exhibit 10.9 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.10
Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, by and among Crown Media Holdings, Inc., its Subsidiaries named therein, the Lenders named therein and The Chase Manhattan Bank (now known as JPMorgan Chase Bank) as Administrative Agent and Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2001 and incorporated herein by reference).
10.11
Amendment No. 1, dated as of December 14, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 18, 2001 and incorporated herein by reference).
10.12
Amendment No. 2, dated as of December 31, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
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
10.15
Amendment No. 5, dated as of February 5, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference).
10.16
Amendment No. 6, dated as of August 4, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on August 6, 2003 and incorporated herein by reference).

10.17
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
10.18
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
10.19
Hallmark Inducement Agreement dated August 31, 2001, between Hallmark Entertainment, Inc. and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) in its capacity as agent under the Credit Agreement (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.20
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
10.25
Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC, and Crown Media International, Inc. (previously filed as Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.26
Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC (formerly known as Odyssey Holdings, LLC) (previously filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.27
Amendments, made as of May 15, 2002, to those certain Amended and Restated Program License agreements, dated as of January 1, 2001, between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC and Crown Media International, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).
10.28
Amended and Restated Trademark License Agreement, dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Crown Media International, Inc. (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10.29
Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Media International, LLC (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).
10.30
Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Media International, LLC (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 10, 2003 and incorporated by reference herein).
10.31
Amended and Restated Trademark License Agreement (UK), dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Hallmark Entertainment Limited (formerly known as Hallmark Entertainment Networks (UK) Ltd.) (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated by reference herein).
10.32
Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited (previously filed as Exhibit 10.30 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).
10.33
Trademark License Amendment and Extension Agreement (UK), dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 10, 2003 and incorporated by reference herein).
10.34
Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001, and incorporated herein by reference).
10.35
Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).
10.36
Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 10, 2003 and incorporated by reference herein).

10.37
Security Agreement, dated as of August 1, 1999, by and between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and Hallmark Cards, Incorporated (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.38
Security Agreement, dated as of March 27, 2001, by and between Odyssey Holdings, LLC (now known as Crown Media United States, LLC) and Hallmark Licensing, Inc. (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.39
Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.40
Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.41
Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference).
10.42
Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference).
10.43
Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.44	*
Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).
10.45
Program License Agreement, dated as of November 13, 1998, between National Interfaith Cable Coalition, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.17 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.46
Purchase and Sale Agreement, dated April 10, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, LLC (previously filed as Appendix A to definitive proxy materials filed on May 7, 2001, and incorporated by reference herein).
10.47
Service Agreement, dated September 28, 2001, by and between Hallmark Entertainment, Inc. and Crown Media Holdings, Inc., as assigned to Crown Media Distribution, LLC, pursuant to letter dated December 14, 2001 (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.48
Registration Rights Agreement, dated as of September 28, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, as amended by assignments dated September 28, 2001 and December 31, 2001 (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.49
Extension Agreement, dated as of March 1, 2002, by and between Crown Media Holdings, Inc., Crown Media Distribution, LLC and Hallmark Entertainment Distribution, LLC (previously filed as Exhibit 10.44 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).
10.50
Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).
10.51
Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 and incorporated by reference herein).
10.52
Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.53
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.54
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.55
Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.56
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
10.58
Second Amendment to Lease, dated as of August 17, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.22 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.59
Third Amendment to Lease, dated as of September 26, 2000, by and between High Pointe I Development Group L.L.C. and Crown Media International, Inc. (formerly known as Hallmark Entertainment Network, Inc.) (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).

10.60
Fourth Amendment to Lease, dated as of February 6, 2001, by and between High Pointe I Development Group, L.L.C. and Crown Media Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated by reference herein).
10.61
Fifth Amendment to Lease, dated as of February 12, 2002, by and between High Pointe I Development Group LLC and Crown Media International, Inc. (previously filed as Exhibit 10.39 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.62		Sixth Amendment to Lease, dated as of June 26, 2003, by and between High Point I Development Group LLC and Crown Media International, Inc.
10.63
Guaranty of Lease Obligations, dated June 1, 1998, by Hallmark Entertainment, Inc. for High Pointe I Development Group L.L.C. (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.64	*
Employment Agreement, dated as of September 18, 2001, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).
10.65	*
Employment Agreement, dated as of June 20, 2003, between Crown Media Holdings, Inc. and Chris Moseley (previously filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).
10.66	*	Employment Agreement, dated as of October 25, 2003, by and between Crown Media Holdings, Inc. and Charles Stanford.
10.67	*
Employment Agreement, dated as of January 1, 2001, by and between Crown Media Holdings, Inc. and William Aliber (previously filed as Exhibit 10.44 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.68	*
Employment Agreement, dated as of September 15, 2003, by and between Crown Media Holdings, Inc. and Paul FitzPatrick (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).
10.69	*
Employment Agreement, dated as of December 20, 2001, by and between Crown Media International, Inc. and Russel H. Givens, Jr. (previously filed as Exhibit 10.47 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.70	*
Employment Agreement, dated as of December 20, 2001, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 15, 2003 and incorporated herein by reference).
10.71	*
Employment Agreement, dated as of June 23, 2003, by and between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).
10.72	*
Employment Agreement, dated as of September 25, 2001, by and between Crown Media United States, LLC and Lana Corbi (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.73	*
Severance Agreement, dated December 26, 2002, by and between Lana Corbi and Crown Media United States, LLC (previously filed as Exhibit 10.63 to our Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference).

10.74
$50,000,000 Promissory Note, dated July 10, 2001, made by Crown Media Holdings, Inc. in favor of HC Crown Corporation (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference).
10.75
$75,000,000 Promissory Note, dated December 14, 2001, made by Crown Media Holdings, Inc., Crown Media International, Inc. and Crown Media United States, LLC in favor of HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.76
$150,000,000 Irrevocable Standby Letter of Credit No. TS-07001786, dated October 3, 2001, issued by Credit Suisse First Boston, in favor of the Crown Media Holdings, Inc. (previously filed as Exhibit 10.51 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.77
Reduction Certificate to $150,000,000 Irrevocable Standby Letter of Credit, dated December 21, 2001 (previously filed as Exhibit 10.52 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.78
Note Purchase Agreement, dated as of August 1, 2003 between Crown Media Holdings, Inc. and HC Crown Corp. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).
10.79
10.25% Senior Unsecured Discount Note dated August 5, 2003 issued by Crown Media Holdings, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).
10.80
Technical Services Agreement, dated January 30, 2003, between Pramer S.C.A., Latin America Media Distribution S.C.A. and Crown Media International, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference).
10.81	Library Service Agreement Extension, dated January 1, 2004, between Hallmark Entertainment, Inc. and Crown Media Distribution, LLC.
21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensating plan or arrangement.

(B)
Reports on Form 8-K

        During the quarter ended December 31, 2003, we filed the following Form 8-K report:

  •
  Report filed November 6, 2003, regarding Items 5, 7 and 12.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

	By:	/s/ DAVID J. EVANS David J. Evans President and Chief Executive Officer

March 15, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. EVANS David J. Evans	Director and Principal Executive Officer	March 15, 2004
/s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial and Accounting Officer	March 15, 2004
/s/ WILFORD V. BANE, JR. Wilford V. Bane, Jr.	Director	March 15, 2004
/s/ ARNOLD L. CHAVKIN Arnold L. Chavkin	Director	March 15, 2004
/s/ ROBERT J. DRUTEN Robert J. Druten	Director	March 15, 2004
/s/ BRIAN GARDNER Brian Gardner	Director	March 15, 2004

/s/ DAVID E. HALL David E. Hall	Director	March 15, 2004
/s/ DONALD J. HALL, JR. Donald J. Hall, Jr.	Director	March 15, 2004
/s/ ROBERT A. HALMI, JR. Robert A. Halmi, Jr.	Director	March 15, 2004
/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr.	Director	March 15, 2004
/s/ ANIL JAGTIANI Anil Jagtiani	Director	March 15, 2004
/s/ DAVID B. KOFF David B. Koff	Director	March 15, 2004
/s/ PETER A. LUND Peter A. Lund	Director	March 15, 2004
/s/ JOHN P. MASCOTTE John P. Mascotte	Director	March 15, 2004
/s/ DEANNE R. STEDEM Deanne R. Stedem	Director	March 15, 2004

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).
3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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
10.2
Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of December 31, 2001, by Hallmark Entertainment Holdings, Inc. (previously filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on March 29, 2002 and incorporated herein by reference).
10.3
Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of March 11, 2003, by Hallmark Entertainment Investments Co. (previously filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.4
Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by JP Morgan Partners (BHCA), L.P. (previously filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.5
Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by Liberty Crown, Inc. and Liberty Media Corporation. (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.6
Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by DirecTV Enterprises, Inc. (previously filed as Exhibit 10.6 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.7
Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by VISN Management Corp. (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.8
Consent and Waiver to Second Amendment and Restated Stockholders Agreement, dated March 11, 2003, by Crown Media Holdings, Inc. (previously filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.9
Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of February 28, 2003, by Hughes Electronics Corporation (previously filed as Exhibit 10.9 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.10
Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, by and among Crown Media Holdings, Inc., its Subsidiaries named therein, the Lenders named therein and The Chase Manhattan Bank (now known as JPMorgan Chase Bank) as Administrative Agent and Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2001 and incorporated herein by reference).
10.11
Amendment No. 1, dated as of December 14, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 18, 2001 and incorporated herein by reference).
10.12
Amendment No. 2, dated as of December 31, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
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
10.15
Amendment No. 5, dated as of February 5, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference).
10.16
Amendment No. 6, dated as of August 4, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on August 6, 2003 and incorporated herein by reference).
10.17
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

10.18
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
10.19
Hallmark Inducement Agreement dated August 31, 2001, between Hallmark Entertainment, Inc. and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) in its capacity as agent under the Credit Agreement (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).
10.20
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
10.25
Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC, and Crown Media International, Inc. (previously filed as Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.26
Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC (formerly known as Odyssey Holdings, LLC) (previously filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.27
Amendments, made as of May 15, 2002, to those certain Amended and Restated Program License agreements, dated as of January 1, 2001, between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC and Crown Media International, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

10.28
Amended and Restated Trademark License Agreement, dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Crown Media International, Inc. (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).
10.29
Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Media International, LLC (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).
10.30
Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Media International, LLC (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 10, 2003 and incorporated by reference herein).
10.31
Amended and Restated Trademark License Agreement (UK), dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Hallmark Entertainment Limited (formerly known as Hallmark Entertainment Networks (UK) Ltd.) (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated by reference herein).
10.32
Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited (previously filed as Exhibit 10.30 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).
10.33
Trademark License Amendment and Extension Agreement (UK), dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 10, 2003 and incorporated by reference herein).
10.34
Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001, and incorporated herein by reference).
10.35
Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).
10.36
Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 10, 2003 and incorporated by reference herein).
10.37
Security Agreement, dated as of August 1, 1999, by and between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and Hallmark Cards, Incorporated (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.38
Security Agreement, dated as of March 27, 2001, by and between Odyssey Holdings, LLC (now known as Crown Media United States, LLC) and Hallmark Licensing, Inc. (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.39
Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.40
Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.41
Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference).
10.42
Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference).
10.43
Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).
10.44	*
Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).
10.45
Program License Agreement, dated as of November 13, 1998, between National Interfaith Cable Coalition, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.17 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.46
Purchase and Sale Agreement, dated April 10, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, LLC (previously filed as Appendix A to definitive proxy materials filed on May 7, 2001, and incorporated by reference herein).
10.47
Service Agreement, dated September 28, 2001, by and between Hallmark Entertainment, Inc. and Crown Media Holdings, Inc., as assigned to Crown Media Distribution, LLC, pursuant to letter dated December 14, 2001 (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.48
Registration Rights Agreement, dated as of September 28, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, as amended by assignments dated September 28, 2001 and December 31, 2001 (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.49
Extension Agreement, dated as of March 1, 2002, by and between Crown Media Holdings, Inc., Crown Media Distribution, LLC and Hallmark Entertainment Distribution, LLC (previously filed as Exhibit 10.44 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).

10.50
Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).
10.51
Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 and incorporated by reference herein).
10.52
Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.53
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.54
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.55
Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).
10.56
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
10.58
Second Amendment to Lease, dated as of August 17, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.22 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.59
Third Amendment to Lease, dated as of September 26, 2000, by and between High Pointe I Development Group L.L.C. and Crown Media International, Inc. (formerly known as Hallmark Entertainment Network, Inc.) (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).
10.60
Fourth Amendment to Lease, dated as of February 6, 2001, by and between High Pointe I Development Group, L.L.C. and Crown Media Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated by reference herein).

10.61
Fifth Amendment to Lease, dated as of February 12, 2002, by and between High Pointe I Development Group LLC and Crown Media International, Inc. (previously filed as Exhibit 10.39 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.62		Sixth Amendment to Lease, dated as of June 26, 2003, by and between High Point I Development Group LLC and Crown Media International, Inc.
10.63
Guaranty of Lease Obligations, dated June 1, 1998, by Hallmark Entertainment, Inc. for High Pointe I Development Group L.L.C. (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.64	*
Employment Agreement, dated as of September 18, 2001, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).
10.65	*
Employment Agreement, dated as of June 20, 2003, between Crown Media Holdings, Inc. and Chris Moseley (previously filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).
10.66	*	Employment Agreement, dated as of October 25, 2003, by and between Crown Media Holdings, Inc. and Charles Stanford.
10.67	*
Employment Agreement, dated as of January 1, 2001, by and between Crown Media Holdings, Inc. and William Aliber (previously filed as Exhibit 10.44 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.68	*
Employment Agreement, dated as of September 15, 2003, by and between Crown Media Holdings, Inc. and Paul FitzPatrick (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).
10.69	*
Employment Agreement, dated as of December 20, 2001, by and between Crown Media International, Inc. and Russel H. Givens, Jr. (previously filed as Exhibit 10.47 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.70	*
Employment Agreement, dated as of December 20, 2001, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 15, 2003 and incorporated herein by reference).
10.71	*
Employment Agreement, dated as of June 23, 2003, by and between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).
10.72	*
Employment Agreement, dated as of September 25, 2001, by and between Crown Media United States, LLC and Lana Corbi (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.73	*
Severance Agreement, dated December 26, 2002, by and between Lana Corbi and Crown Media United States, LLC (previously filed as Exhibit 10.63 to our Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference).
10.74
$50,000,000 Promissory Note, dated July 10, 2001, made by Crown Media Holdings, Inc. in favor of HC Crown Corporation (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference).

10.75
$75,000,000 Promissory Note, dated December 14, 2001, made by Crown Media Holdings, Inc., Crown Media International, Inc. and Crown Media United States, LLC in favor of HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).
10.76
$150,000,000 Irrevocable Standby Letter of Credit No. TS-07001786, dated October 3, 2001, issued by Credit Suisse First Boston, in favor of the Crown Media Holdings, Inc. (previously filed as Exhibit 10.51 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.77
Reduction Certificate to $150,000,000 Irrevocable Standby Letter of Credit, dated December 21, 2001 (previously filed as Exhibit 10.52 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).
10.78
Note Purchase Agreement, dated as of August 1, 2003 between Crown Media Holdings, Inc. and HC Crown Corp. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).
10.79
10.25% Senior Unsecured Discount Note dated August 5, 2003 issued by Crown Media Holdings, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).
10.80
Technical Services Agreement, dated January 30, 2003, between Pramer S.C.A., Latin America Media Distribution S.C.A. and Crown Media International, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference).
10.81	Library Service Agreement Extension, dated January 1, 2004, between Hallmark Entertainment, Inc. and Crown Media Distribution, LLC.
21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(This page intentionally left blank)

INDEPENDENT AUDITORS' REPORT

The Crown Media Holdings, Inc. Board of Directors:

        We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Crown Media Holdings, Inc. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. These auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 25, 2002 (except with respect to certain matters discussed in Note 17, as to which the date was February 20, 2002).

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2002 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, Crown Media Holdings, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective July 1, 2003.

        As discussed above, the 2001 consolidated financial statements of Crown Media Holdings, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 2, the 2001 consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Crown Media Holdings, Inc. and subsidiaries other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

                      KPMG LLP

Denver, Colorado
February 20, 2004

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31,
	2002	2003
ASSETS
Cash and cash equivalents	$335	$4,306
Accounts receivable, less allowance for doubtful accounts of $7,516 and $6,703, respectively	41,629	57,009
Program license fees—affiliates, net of accumulated amortization	12,632	27,127
Program license fees—non-affiliates, net of accumulated amortization	37,057	65,571
Subtitling and dubbing, net of accumulated amortization	3,265	2,827
Receivable from affiliate	—	12,083
Prepaids and other assets	22,337	16,039

Total current assets	117,255	184,962
Restricted cash	340	167
Accounts receivable	—	5,891
Program license fees—affiliates, net of current portion	37,318	47,748
Program license fees—non-affiliates, net of current portion	51,470	106,047
Subtitling and dubbing, net of current portion	1,051	2,020
Film assets, net of accumulated amortization	786,826	750,737
Subscriber acquisition fees, net of accumulated amortization	140,265	113,196
Property and equipment, net of accumulated depreciation	35,612	29,235
Goodwill	314,033	314,033
Debt issuance costs, net of accumulated amortization	6,309	6,478
Prepaids and other assets, net of current portion	1,783	1,196

Total assets	$1,492,262	$1,561,710

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$47,425	$37,611
Subscriber acquisition fees payable	45,930	8,492
License fees payable to affiliates	8,104	30,671
License fees payable to non-affiliates	50,652	85,153
Payables to affiliates	6,680	7,827
Interest payable to HC Crown	10	2,655
Credit facility and interest payable	871	510
Capital lease obligation	1,433	1,559
Deferred revenue	599	2,163

Total current liabilities	161,704	176,641
Accrued liabilities, net of current portion	31,385	18,906
Subscriber acquisition fees payable, net of current portion	2,624	1,500
License fees payable to affiliates, net of current portion	60,229	60,229
License fees payable to non-affiliates, net of current portion	39,206	82,090
Line of credit payable to HC Crown	5,000	75,000
Payable to Hallmark Entertainment Holdings	52,052	52,052
Payable to Hallmark Entertainment, Inc.	47,948	47,948
Senior unsecured note to HC Crown, including accrued interest	—	417,083
Credit facility, net of current portion	320,000	300,000
Capital lease obligation, net of current portion	9,290	7,731
Company obligated mandatorily redeemable preferred interest, including accretion	—	9,079
Convertible debt	47,916	—
Derivative liability	762	—

Total liabilities	778,116	1,248,259
Commitments and contingencies
Guaranteed preferred beneficial interest in Crown Media Trust's debentures	221,551	—
Company obligated mandatorily redeemable preferred interest	25,000	—
STOCKHOLDERS' EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 73,794,606 and 73,863,037 shares issued and outstanding as of December 31, 2002 and 2003	738	739
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2002 and 2003	307	307
Paid-in capital	1,259,242	1,308,880
Accumulated other comprehensive income (loss)	647	2,013
Accumulated deficit	(793,339)	(998,488)

Total stockholders' equity	467,595	313,451

Total liabilities and stockholders' equity	$1,492,262	$1,561,710

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2001	2002	2003
Revenue:
Subscriber fees	$66,537	$67,913	$68,901
Advertising	32,493	64,045	96,696
Advertising by Hallmark Cards	5,020	5,021	1,397
Film asset license fees	2,267	23,950	40,431
Other revenue	740	80	99

Total revenue, net	107,057	161,009	207,524
Cost of Services:
Programming costs
Affiliates	55,027	67,689	39,369
Non-affiliates	62,158	70,314	69,305
Amortization of film assets	3,533	27,035	40,168
Subscriber acquisition fee amortization expense	6,415	44,220	25,268
Depreciation and amortization of technical facilities	4,738	4,742	4,742
Operating costs	57,059	60,877	43,290

Total cost of services	188,930	274,877	222,142
Selling, general and administrative expense	70,709	60,223	61,699
Marketing expense	34,809	48,946	24,436
Reorganization expense, net	4,629	28,801	(1,757)
Depreciation and amortization expense	8,649	11,026	10,066
Amortization of goodwill	20,032	—	—

Loss from operations	(220,701)	(262,864)	(109,062)
Equity in net loss of unconsolidated entity	(655)	—	—
Loss on early extinguishment of debt	—	—	(39,812)
Guaranteed preferred beneficial interest accretion	(1,428)	(25,508)	(23,218)
Interest expense	(10,392)	(22,603)	(46,868)

Loss before income taxes	(233,176)	(310,975)	(218,960)
Income tax benefit (provision)	3,344	(2,054)	(3,189)

Loss before cumulative effect of change in accounting principle	(229,832)	(313,029)	(222,149)
Cumulative effect of change in accounting principle	—	—	17,000

Net loss	$(229,832)	$(313,029)	$(205,149)

Other comprehensive income (loss):
(Loss) gain on fair value of derivative asset	(204)	204	—
Foreign currency translation adjustment	(404)	1,063	1,366

Comprehensive loss	$(230,440)	$(311,762)	$(203,783)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	74,691	104,306	104,484

Loss per share before cumulative effect of change in accounting principle, basic and diluted	$(3.08)	$(3.00)	$(2.12)
Cumulative effect of change in accounting principle, basic and diluted	—	—	0.16

Net loss per share, basic and diluted	$(3.08)	$(3.00)	$(1.96)

The accompanying notes are an integral part of these consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances, December 31, 2000	29,353	$294	30,670	$307	$496,697	$(12)	$(250,478)	$246,808
Issuance of Class A common stock in connection with The Jim Henson Company transaction	5,378	53	—	—	85,766	—	—	85,819
Issuance of Class A common stock in connection with the DirecTV transaction	5,360	54	—	—	80,081	—	—	80,135
Issuance of Class A common stock in connection with the film asset transaction	33,320	333	—	—	591,899	—	—	592,232
Issuance of stock for exercise of options	77	1	—	—	806	—	—	807
Stock-based compensation	—	—	—	—	1,505	—	—	1,505
Foreign currency translation adjustment	—	—	—	—	—	(404)	—	(404)
Loss on fair value of derivative	—	—	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	—	—	(229,832)	(229,832)

Balances, December 31, 2001	73,488	735	30,670	307	1,256,754	(620)	(480,310)	776,866
Issuance of stock for exercise of options	183	2	—	—	1,627	—	—	1,629
Issuance of stock for payment of debt issuance costs	124	1	—	—	843	—	—	844
Stock-based compensation	—	—	—	—	18	—	—	18
Foreign currency translation adjustment	—	—	—	—	—	1,063	—	1,063
Gain on fair value of derivative	—	—	—	—	—	204	—	204
Net loss	—	—	—	—	—	—	(313,029)	(313,029)

Balances, December 31, 2002	73,795	738	30,670	307	1,259,242	647	(793,339)	467,595
Issuance of stock for payment of debt issuance costs	68	1	—	—	282	—	—	283
Stock-based compensation	—	—	—	—	6	—	—	6
Foreign currency translation adjustment	—	—	—	—	—	1,366	—	1,366
Contributions under affiliate tax sharing agreement	—	—	—	—	49,350	—	—	49,350
Net loss	—	—	—	—	—	—	(205,149)	(205,149)

Balances, December 31, 2003	73,863	$739	30,670	$307	$1,308,880	$2,013	$(998,488)	$313,451

The accompanying notes are an integral part of these consolidated statements of stockholders' equity (deficit).

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(229,832)	$(313,029)	$(205,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152,615	232,317	198,460
Accretion on guaranteed preferred beneficial interest	1,428	37,240	22,018
(Gain) loss on change in fair value of derivative liability	—	(11,732)	1,200
Accretion on convertible debt	859	8,821	10,554
Accretion on company obligated mandatorily redeemable preferred interest	—	—	1,079
Provision for allowance for doubtful accounts	5,638	4,083	499
Provision for deferred taxes	(5,320)	—	—
Cumulative effect of change in accounting principle	—	—	(17,000)
Loss on early extinguishment of debt	—	—	39,812
Loss on derivative asset	—	458	—
Loss (gain) on sale of property and equipment	740	1,168	(47)
Equity in net loss of unconsolidated subsidiary	655	—	—
Stock-based compensation	1,505	18	5,912
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,463)	(21,844)	(22,402)
Additions to program license fees	(95,629)	(144,031)	(209,299)
Additions to subtitling and dubbing	(4,644)	(5,334)	(4,013)
Additions to subscriber acquisition fees	(30,187)	(52,036)	(5,292)
Increase in prepaids and other assets	(8,222)	(2,040)	(9,095)
Increase in accounts payable and accrued liabilities	21,503	69,729	52,366
Increase (decrease) in interest payable	187	(3,388)	15,379
Increase (decrease) in subscriber acquisition fees payable	512	20,272	(38,562)
Increase (decrease) in license fees payable to affiliates	(36,613)	8,581	17,347
Increase (decrease) in payables to affiliates	(1,071)	1,557	(10,504)
Increase (decrease) in deferred revenues	603	(717)	1,563

Net cash used in operating activities	(245,736)	(169,907)	(155,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,150)	(4,240)	(4,784)
Proceeds from disposition of property and equipment	518	116	88
Acquisition of H&H Programming—Asia, net of cash acquired	(690)	—	—

Net cash used in investing activities	(11,322)	(4,124)	(4,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	54	—	—
Proceeds from the issuance of common stock upon exercise of stock options	807	1,629	—
Proceeds from the issuance of trust preferred securities	251,625	—	—
Proceeds from tax sharing agreement with Hallmark Cards	—	—	49,350
Borrowings under the HC Crown demand note payable	116,220	5,000	70,000
Borrowings under the HC Crown senior unsecured note payable	—	—	400,000
Borrowings under the credit facility	263,070	168,458	56,250
Payments on the HC Crown demand note payable	(153,021)	—	—
Payments on the credit facility	(123,763)	(110,589)	(76,250)
Repurchase of trust preferred securities	—	—	(326,674)
(Increase) decrease in cash in escrow	(111,625)	111,625	—
Distribution to holders of guaranteed preferred beneficial interests	—	(14,730)	(7,406)
Debt issuance costs	(5,467)	—	—
Principal payments on capital lease obligation	(1,211)	(1,318)	(1,434)

Net cash provided by financing activities	236,689	160,075	163,836
Effect of exchange rate changes on cash	(46)	432	5

Net (decrease) increase in cash and cash equivalents	(20,415)	(13,524)	3,971
Cash and cash equivalents, beginning of period	34,274	13,859	335

Cash and cash equivalents, end of period	$13,859	$335	$4,306

Supplemental disclosure of cash and non-cash activities:
Interest paid	$6,393	$13,058	$14,119
Interest paid on preferred securities	$—	$17,778	$8,944
Income taxes paid	$1,976	$2,054	$3,189
Asset acquired through capital lease obligation	$13,252	$—	$—
Asset acquired through exchange	$1,132	$—	$—
Issuance of Class A common stock for payment of HC Crown demand note payable commitment fee	$—	$844	$283
Change in fair value of derivative asset	$204	$1,117	$—
Purchase of H&H Programming—Asia, net of cash acquired:
Accounts receivable and other assets	$1,622	$—	$—
Program license fees	2,678	—	—
Goodwill	93,924	—	—
Accounts payable and other liabilities	3,227	—	—
Credit facility	3,100	—	—
Affiliate license fees payable	5,388	—	—
Issuance of Class A common stock	85,819	—	—
Purchase of film assets:
Film assets	$810,928	$—	$—
Accounts receivable	4,651	—	—
Receivable from affiliate	1,515	—	—
Deferred tax asset valuation allowance reduction	95,314	—	—
Derivative asset	458	—	—
Payables to affiliates	100,000	—	—
Credit facility	120,000	—	—
Deferred tax liability	100,634	—	—
Issuance of Class A common stock	592,232	—	—
Subscriber acquisition and other fees:
Subscriber acquisition and other fees	$80,081	$—	$—
Issuance of Class A common stock	80,081	—	—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2002 and 2003

1.     Business and Organization

Organization

        Crown Media Holdings, Inc. ("Crown Media Holdings" or the "Company"), which was incorporated in the state of Delaware in December 1999, through its subsidiaries, owns and operates pay television channels (collectively the "Hallmark Channel") dedicated to high quality, entertainment programming for adults and families, in the United States and in various countries throughout the world. The international operations of the Hallmark Channel are operated by Crown Media International LLC ("Crown Media International") and, in the United Kingdom, by Crown Entertainment Limited ("Crown Entertainment"). Crown Media International commenced its operations outside the United States in 1995. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States LLC ("Crown Media United States"). Crown Media International acquired an interest in Crown Media United States in 1998 and as a result of several subsequent transactions Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. ("Hallmark Entertainment Investments"), a subsidiary of Hallmark Cards, Incorporated ("Hallmark Cards"), the National Interfaith Cable Coalition, Inc. ("NICC"), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation ("Liberty Media") and J.P. Morgan Partners (BHCA), L. P. ("J.P. Morgan").

Liquidity

  Cash Flows

        As of December 31, 2003, the Company had $4.3 million in cash and cash equivalents on hand and $20.0 million available under its bank credit facility. The Company's principal sources of funds are currently cash inflows from operations, cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its bank credit facility. The Company projects that cash inflows from advertising revenue and film asset licensing fees will increase in 2004. The Company anticipates cash inflows from its film assets to be approximately $35.0 million to $40.0 million in 2004 and $35.0 million to $45.0 million in 2005. The Company also believes that since it has a tax sharing agreement with its largest shareholder and since currently only 75% of the tax benefit generated by the Company is being funded, there is potential that future tax sharing payments could become available to the Company at an earlier date than specified in the tax sharing agreement.

        In connection with the Company's growth strategy, the Company expects to continue making investments in programming and distribution during 2004. Programming and distribution expenditures for 2004 are expected to be in the range of $150.0 million to $200.0 million. If necessary, the Company may reduce some of this anticipated spending in 2004. The Company's principal uses of funds during 2004 are expected to be the payment of operating expenses, payments for licensing of programming and subscriber acquisition fees, and interest payments under its bank credit facility.

        As of December 31, 2003, the Company believes that cash flow from its operations, cash on hand, remaining availability under its bank credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to meet its liquidity needs for at least the next twelve months. In addition, we anticipate no additional financing needs in 2004. However, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company's distribution agreements, an economic decline in the advertising market, an increase in competition or other adverse operating conditions will impact the Company's ability to achieve its projected operating results. If the projected operating results are not achieved, the Company may need to obtain additional funding. In any event, in order to provide more liquidity, we may consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, including HC Crown.

  Senior Unsecured Note to HC Crown

        On August 5, 2003, Crown Media Holdings repurchased all of the preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of scheduled cash distributions on the trust preferred securities during the quarter. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured note issued to HC Crown. After the payment of certain expenses for the issuance of the senior notes including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the senior unsecured note, amounting to approximately $67.3 million, to pay principal, interest, and prepayment penalties on its bank revolving credit loans.

2.     Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

        The consolidated financial statements include the consolidated accounts of Crown Media Holdings, including those of its wholly owned subsidiaries, and those that were majority-owned and controlled subsidiaries prior to acquiring complete ownership. Investments in entities that were previously not majority-owned and controlled by Crown Media Holdings were accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Subscriber Acquisition Fees

        Crown Media United States has distribution agreements with every major pay television distributor (based on the number of subscribers) in the United States. These distributors carry the Hallmark Channel on some of their cable, satellite, terrestrial television, or satellite master antenna television systems. Under certain of these agreements, Crown Media United States is obligated to pay subscriber acquisition fees, if defined subscriber levels are met, in order to obtain carriage of the Hallmark Channel by those distributors. Such costs are accrued when Crown Media United States receives notice from their distributors that they have met the penetration percentage or subscriber count defined in the underlying agreements.

        Subscriber acquisition fees are amortized over the contractual life of the distribution agreements (ranging from 4 to 9 years) as a reduction of subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically. It also assesses the recoverability when events such as changes in distributor relationships occur or other indicators would suggest impairment.

        Subscriber acquisition fees are comprised of the following:

	As of December 31, 2002	As of December 31, 2003
	(In thousands)
Subscriber acquisition fees, at cost	$186,085	$191,377
Accumulated amortization	(45,820)	(78,181)

Subscriber acquisition fees, net	$140,265	$113,196

        Of the net balance at December 31, 2003, $57.4 million will be recognized as a reduction of subscriber fee revenue and $55.8 million will be recognized as subscriber acquisition fee expense in future periods.

        As of December 31, 2002 and 2003, the consolidated balance sheets also reflect subscriber acquisition fees payable of $48.6 million and $10.0 million, respectively. For the years ended December 31, 2001, 2002 and 2003, Crown Media United States made cash payments of $26.4 million, $31.7 million, and $44.3 million, respectively, reducing subscriber acquisition fees payable. Additionally, $80.1 million of common stock was issued in exchange for similar distribution rights during 2001 (see Note 10).

        On November 7, 2002, the Company entered into an amendment of a distribution agreement with a large distributor in the United States. The amendment extends the distribution agreement for two years to December 31, 2007, and provides for the payment of a substantial cash amount in settlement of the "most favored nation" clauses in regard to the DirecTV terms and for additional full-time subscribers to the Hallmark Channel. The Company paid a portion of the amount upon execution and made monthly cash payments through December 2003 for the balance. The Company may also be required to pay substantial marketing support payments, if subscribers exceed the final commitment number, through December 31, 2004. In addition, if the distributor achieves the final commitment level of subscribers, subscriber fees will not apply to subscribers above a specified number. The amendment also contains a "most favored nation" provision relating to other distribution agreements. A portion of the consideration given, totaling $32.3 million, relating to new subscribers and term extension has been recorded as subscriber acquisition fees that are amortized over the remaining contractual life of the distribution agreement. The marketing support payments under the amendment will be accounted for as marketing expenses when incurred. The remaining portion of the consideration, totaling $16.9 million, is related to the settlement of the "most favored nation" clause and was expensed in 2002 as a component of subscriber acquisition fee expense. The Company also recorded subscriber acquisition fee expense of $4.7 million related to another large distributor during the fourth quarter of 2002 as the result of this contract settlement and its impact on the "most favored nation" clause in the agreement with that distributor.

        On October 17, 2003, Crown Media United States amended its distribution agreement with Satellite Services, Inc. (a subsidiary of Comcast Holding Corporation) to cover distribution of the Hallmark Channel both by the former Satellite Services, Inc./AT&T cable systems, which had been acquired by Comcast Holdings Corporation and by other systems owned by Comcast. The amendment extended the term of this agreement through December 31, 2007, and resolved a dispute regarding the applicability of a "most favored nations" provision. Under the amendment, Crown Media United States will be required to pay additional launch support fees in 2004 and 2005, if certain Hallmark Channel subscriber levels are achieved. There were no amounts payable by the Company under this agreement upon its execution.

        Under certain of the agreements with distributors mentioned above, additional subscriber acquisition fees will become payable by the Company if defined incremental subscriber levels are reached. Under the Company's existing distribution agreements, the maximum amount of these additional subscriber acquisition fees is $149.0 million in aggregate at December 31, 2003, representing an incremental 42.0 million subscribers to the Hallmark Channel.

        Under certain of the agreements, the Company may also be required to pay substantial marketing support payments, if subscribers exceed proscribed benchmarks, as defined in the respective agreements. These marketing support payments are expensed as incurred.

Program License Fees

        Program license fees are payable in connection with the acquisition of the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 63, Financial Reporting by Broadcasters, program rights are generally deferred and then amortized on a straight-line basis over their license periods (the "airing windows") or anticipated usage. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs compared to the estimated future revenues directly associated with the programming and related expenses. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss. The Company broadcasts certain of its film assets on the Hallmark Channel, primarily in its international markets. The Company accounts for such usage by first calculating the cost of the broadcast rights under the individual-film-forecast-computation method and then amortizes the computed cost over the respective license period using the straight-line method.

        SFAS No. 63 also requires an entity providing licensed programming to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both assets and liabilities of $219.5 million and $179.9 million as of December 31, 2002 and 2003, respectively, related to committed program license fees payable to Hallmark Entertainment Distribution, L.L.C. ("Hallmark Entertainment Distribution") and various third parties with airing windows which begin subsequent to period-end.

Subtitling and Dubbing

        Subtitling and dubbing represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program's airing window for programming licensed from unaffiliated third-parties or the program's estimated life for programming licensed from Hallmark Entertainment Distribution and the Company's film assets. The Company wrote-down certain impaired subtitling and dubbing costs related to Hallmark Entertainment Distribution programming in 2002. The impairment of $7.9 million was included as operating costs in the accompanying consolidated statement of operations for the year ended December 31, 2002. Beginning in 2003, costs related to programming licensed from Hallmark Entertainment Distribution are amortized over a maximum period of 3 years. Amortization expense for subtitling and dubbing costs was $3.0 million, $8.4 million, and $3.5 million for the years ended December 31, 2001, 2002, and 2003, respectively.

	As of December 31, 2002	As of December 31, 2003
	(In thousands)
Subtitling and dubbing assets, at cost	$8,343	$7,863
Accumulated amortization	(4,027)	(3,016)

Subtitling and dubbing assets, net	$4,316	$4,847

Capitalized Leases

        Noncancellable leases, that meet the criteria of capital leases, are capitalized as assets and amortized over the lease term.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets, ranging from three to eight years. Leasehold improvements are amortized over the life of the underlying lease. When property is sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in income. The costs of normal maintenance and repairs are charged to expense when incurred.

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

        Crown Media Holdings calculated the initial value of the contingent appreciation certificate portion of the trust preferred securities by using Black-Scholes models and by using a combination of put and call options that would provide the same future payout as the convertible debt portion. Crown Media Holdings calculated the initial fair value of the guaranteed preferred beneficial interest portion of the trust preferred securities using a discounted cash flow model. The proceeds from the private placement of the trust preferred securities of $265.0 million were bifurcated between the convertible debt and guaranteed preferred beneficial interest portions based upon their relative fair values.

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

        Advertising revenues are recognized as earned in the period in which the advertising is telecast and are generally billed monthly in arrears. If uncertainty as to the collectibility of this revenue exists with any individual customer, the revenue is not recognized until cash is received. Advertising revenues are recorded net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting operations. Customers remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue.

        Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon amounts paid in cash for similar advertisements from buyers unrelated to the other party in the barter transaction. When the revenue does not meet the requirements of EITF No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. For the years ended December 31, 2001, 2002 and 2003, revenue from advertising barter transactions of $2.0 million, $1.7 million, and $105,000, respectively, and the corresponding barter expenses were included as a component of both advertising revenue and marketing expenses in the accompanying consolidated statements of operations.

        Revenue from film asset licensing agreements is recognized when and agreement is executed, the film is available for exhibition by the licensee, the license fee is fixed or reasonably determinable, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Revenue from film asset licensing agreements containing multiple film titles is allocated among the various film titles based on their relative fair values. Payments received from licensees prior to the availability of a film are recorded as deferred revenue.

        Revenues from foreign sources for the years ended December 31, 2001, 2002 and 2003, represented 61%, 48% and 40% respectively, of total revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Australia, India, Malaysia, Mexico, Philippines, Poland, Singapore, South Africa, South Korea, Taiwan, and the United Kingdom, during all periods presented.

        On October 1, 2003, the Company amended its existing distribution agreement with a primary pay television distributor in Spain. Under the terms of the amendment, the distributor paid its outstanding receivable balance of $4.7 million on October 24, 2003, and agreed to pay an additional $6.5 million, which would have been due under the pre-existing agreement through December 31, 2004. Three million dollars were received on October 24, 2003, and the final payment of $3.5 million is due in June 2004. The Company anticipates providing the Hallmark Channel to this pay television distributor through at least December 31, 2004. The Company deferred the up-front payment upon receipt and will recognize such revenue ratably through December 31, 2004. At December 31, 2003, $1.7 million has been reflected as deferred revenue in the accompanying consolidated balance sheets. The Company recorded revenue of $5.5 million, $6.3 million and $6.0 million, from this distribution agreement for the years ended December 31, 2001, 2002 and 2003, respectively.

Cost of Services

        Cost of services includes signal distribution expenses, depreciation of the Network Operations Center and amortization of the capital lease for uplink and transponder space, amortization of program license fees, subtitling and dubbing amortization and costs, subscriber acquisition amortization and costs, and amortization of film assets.

Film Assets

        In September 2001, the Company acquired certain film assets from Hallmark Entertainment Distribution. The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 10 years. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated unrecognized ultimate revenues. The Company's projections regarding sales of certain rights related to its film assets to third parties and anticipated internal use of its film assets are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition.

        The Company also reviews the film assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying value of the individual film assets exceeds the fair value, the film assets are written-down to their fair values. On an annual basis, the Company is required by the covenants in its credit facility to have an outside expert perform a valuation of the film assets. These valuations supported the Company's determination that the estimated fair value of the film assets exceeded the carrying value at both December 31, 2002 and 2003. A discounted cash flows model is used by the Company and its valuation expert to estimate fair value. Future cash flows are based on the terms of any existing contractual arrangements plus the projected cash inflows from future license sales. The Company and its valuation expert considered the following factors, among others, in estimating future cash inflows for a film: (a) if previously released, the film's performance in prior markets, (b) the public's perception of the film's story, cast, director, or producer, (c) historical results of similar films, (d) historical results of the cast, director, or producer on prior films, and (e) running time of the film. In determining a film's fair value, the Company and its valuation expert consider those cash outflows necessary to generate the film's cash inflows. Therefore, future exploitation and participation costs are factored into the determination of fair value. When determining the fair value of a film under the discounted cash flow methodology, the discount rate is a combination of the estimated incremental borrowing rate of the Company's film license customers, in the case of projected third party sales, and the Company's incremental borrowing rate in the case of projected internal use.

        Amortization expense for the film assets was $3.5 million, $27.0 million and $40.2 million for the years ended December 31, 2001, 2002, and 2003, respectively. The Company expects to amortize $55.0 million to $65.0 million of film assets during the year ending December 31, 2004.

	As of December 31, 2002	As of December 31, 2003
	(In thousands)
Film assets	$810,928	$810,928
Residual assets	5,244	9,129
Accumulated amortization	(29,346)	(69,320)

Film assets, net	$786,826	$750,737

Asset Impairment

        Effective August 1, 2003, the Company ceased distributing the Hallmark Channel in Italy, and, as a result, recorded a charge of approximately $4.0 million. There were no long-term obligations involved in the operation of the Italy channel, and, therefore, the charge consisted entirely of film assets licensed to the Hallmark Channel in Italy, program licenses obtained from non-affiliates, and subtitling and dubbing assets.

Nonmonetary Transaction

        In December 2003, the Company executed two agreements with a customer for the exchange of programming rights. The Company exchanged exclusive programming rights for various titles from its film assets with license windows of 5 years each within certain territories. The customer exchanged the exclusive programming rights to 32 episodes of a mini-movie series, each with a 3-year window, to air the programming within the United States. Under the arrangement, the Company will pay approximately $5.0 million for the programming rights obtained and receive approximately $3.5 million from the customer for the film asset licensing fees as a result of this nonmonetary transaction. The payment terms in the arrangement are for four quarterly installments to be made by each party on the same dates, commencing in March 2003 and ending in January 2005. The transaction was based upon the fair value of the programming rights received since it was more readily determinable than the fair value of the film asset licensing fees exchanged. Accordingly, the Company capitalized $5.0 million in program license fees and recognized $3.5 million in film asset licensing fees during December 2003.

Goodwill

        The Company has allocated all of its goodwill to its domestic reporting unit, Crown Media United States, since the goodwill was recorded as a result of a series of transactions whereby the Company became the owner of all of the membership units of Crown Media United States. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Crown Media Holdings ceased amortizing goodwill on January 1, 2002, including goodwill contained in the carrying value of certain investments accounted for under the equity method of accounting. Annually, the Company employs a valuation expert to evaluate the carrying value of the Company's goodwill for impairment, as required by SFAS No. 142. The Company has selected November 30 as its annual goodwill impairment review date. The evaluations utilized a discounted cash flow methodology to estimate the fair value of the domestic reporting unit. The estimated cash flow available for distribution over a ten-year period was added to the estimated terminal value and discounted to the present using the domestic reporting unit's estimated weighted average cost of capital. The factors utilized in the discounted cash flow model required significant judgment by management. As these valuations exceeded the carrying value of the domestic reporting unit as of November 30, 2002 and 2003, the step one test was deemed to have been passed and the step two test was not performed in either year.

        If the Company had not recorded the amortization of its goodwill in 2001, the results of operations would have changed. These changes are reflected in the following table:

Year Ended December 31, 2001
(In thousands, except per share amounts)
Net Loss	$(229,832)
Add back: Amortization of goodwill	20,032

Adjusted net loss	$(209,800)

Net loss per share, basic and diluted	$(3.08)
Add back: Amortization of goodwill	0.27

Adjusted net loss per share, basic and diluted	$(2.81)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	74,691

Taxes on Income

        Pursuant to the Tax Sharing Agreement entered into on March 11, 2003, the Company's results of operations for tax purposes became part of the Hallmark Cards consolidated federal tax return as of the execution date. However, the Company continues to account for income taxes on a separate return basis. The Company accounts for income taxes using an asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Net Loss Per Share

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and restricted stock units. Approximately 6.9 million, 7.8 million, and 1.6 million stock options for the years ended December 31, 2001, 2002, and 2003, respectively, have been excluded from the calculations of earnings per share because their effect would have been antidilutive. Additionally, 10.1 million contingent appreciation certificates issued in conjunction with the private placement of the trust preferred securities have also been excluded from the calculations of diluted earnings per share for the years ended December 31, 2001 and 2002, as their effect would have been antidilutive.

Stock-Based Compensation, Employee Incentives and Retention

        The Company accounts for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price of the underlying stock options. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. SFAS No. 148 requires certain additional disclosures related to stock-based compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.

        In April 2003, the Company's Board of Directors approved actions to provide additional incentives to and encourage retention of its employees. Crown Media Holdings' then outstanding stock options held by employees had exercise prices significantly above the current market value of its Class A common stock. The Company made an offer in May 2003 to senior management and vice presidents, totaling approximately 55 persons, to exchange their options for restricted stock units ("RSUs"). The exchange ratio was one RSU for every 2.5 options for shares of the Company's Class A common stock, resulting in a total of 5,126,732 options exchanged for 2,050,693 RSUs. Each RSU, upon vesting, represents the right to receive one share of Class A common stock or the value of the share in cash at the time of vesting. The RSUs vest over three years in one-third increments on the anniversary of the grant date each year. The Company's Board may determine at its discretion whether the payment is made in common stock or cash for each of the one-third increments. As a result of the Board's decision to settle the first one-third increment in cash, Crown Media Holdings is recording compensation expense based on the fair value of the common stock required to settle the RSUs at each reporting period end during the vesting period of the RSUs. Such compensation expense is calculated using variable plan accounting. The Company recorded $5.9 million of compensation expense associated with the RSUs during the year ended December 31, 2003, which has been recorded as an accrued liability in the accompanying balance sheet and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. Options for 279,254 shares of common stock that were not exchanged are also subject to variable plan accounting in which compensation is remeasured at each reporting date until the options are exercised, expire unexercised or are forfeited. No compensation expense was recorded related to the unexchanged options for year ended December 31, 2003, as the price of the Company's Class A common stock on December 31, 2003, was less than the exercise price of the underlying unexchanged options.

        In addition, the Company's Board immediately vested the stock options of all employees below the vice-president level who held options at the end of May 2003 and granted them a right to receive a future cash payment of $1.00 for each outstanding option held by the employee. The immediate vesting of the employees' stock options created a new measurement date which required the Company to record stock compensation expense, if any, for the excess of the Company's stock price on the measurement date over the underlying stock options' exercise price. Since the price of the Company's Class A common stock on the measurement date was less than the exercise price of all of the stock options owned by the employees, no compensation expense was recorded under APB 25. However, the June 2004 cash payments totaling $344,386 is contingent upon each respective employee's continuing employment through that date for these options. As a result, the Company is recording compensation expense from June 2003 through May 2004 as the compensation is earned. For the year ended

December 31, 2003, $188,000 of compensation expense was recorded related to this obligation, which has been included in accrued liabilities in the accompanying consolidated balance sheet.

        Had compensation costs for these plans been determined consistent with SFAS No. 123, Crown Media Holdings' net loss and loss per share would have been increased to the following pro forma amounts for the years ended December 31, 2001, 2002 and 2003:

Pro Forma Effects
(In thousands, except per share amounts)

	Years Ended December 31,
	2001	2002	2003
Net loss	$(229,832)	$(313,029)	$(205,149)
Pro forma stock options expense	(12,339)	(12,346)	(6,500)
Stock plan expense included in net loss	1,505	18	6

Pro forma net loss	$(240,666)	$(325,357)	$(211,643)

Weighted average shares	74,691	104,306	104,484

Pro forma net loss per share, basic and diluted	$(3.22)	$(3.12)	$(2.03)

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

        There were no stock options granted in 2003.

Derivative Financial Instruments

        The Company follows the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting the cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is no longer designated as a hedging instrument. Changes in the fair value of the contingent appreciation certificates included in the trust preferred securities were recognized immediately in earnings. The trust preferred securities were repurchased in August 2003 and the cost associated with the settlement of the contingent appreciation certificates has been included in the loss on early extinguishment of debt in the accompanying consolidated statements of operations.

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

        The Company was a party to a forward foreign exchange contract in 2001 and 2002, which was entered into to reduce the exposure to the adverse effects of fluctuating foreign currency exchange rates. This contract, which was designated as a cash flow hedge, was entered into to hedge a payable denominated in a foreign currency, which had a maturity of less than one year. The foreign exchange contract was settled at maturity and the net loss was reclassified from other comprehensive income (loss) to earnings during 2002.

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

Fair Value

        The carrying amounts of financial instruments, including amounts payable and receivable, are reasonable estimates of their fair values because of their short-term nature. The interest rates on the bank credit facility and the line of credit with HC Crown are variable and reset periodically, therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates. The carrying amount of the senior unsecured note to HC Crown approximates fair value at December 31, 2003, as the prime rate has not changed since the issuance of the senior unsecured note. The company obligated mandatorily redeemable preferred interest was revalued to its fair value as of July 1, 2003, upon adoption of SFAS No. 150 and its carrying amount approximate its fair value at December 31, 2003.

Reclassifications

        Certain reclassifications have been made to conform prior periods' data to the current presentation.

Recently Issued Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments issued before the effective date, transition is achieved by reporting the cumulative effect of a change in an accounting principle for the initial remeasurement of the financial instruments at fair value. For mandatorily redeemable financial instruments, "dividends" and other amounts paid or accrued prior to reclassification of the instrument as a liability are not reclassified as interest cost upon transition.

        In accordance with SFAS No. 150, Crown Media Holdings reclassified its guaranteed preferred interest in Crown Media Trust's debentures and its company obligated mandatorily redeemable preferred interest as liabilities on July 1, 2003. On November 7, 2003, the FASB issued Staff Position No. 150-3, which deferred the classification and measurement requirements of SFAS No. 150 related to the guaranteed preferred interest in Crown Media Trust's debentures. As a result of FASB Staff Position No. 150-3, the fair value adjustment associated with the guaranteed preferred interest in Crown Media Trust's debentures of $672,000 recorded in the quarter ending September 30, 2003, as a cumulative effect of change in accounting principle was reversed in the quarter ending December 31, 2003, and resulted in an additional $672,000 in interest expense. Staff Position No. 150-3 was not applicable to the Company obligated mandatorily redeemable preferred interest and, therefore, the instrument was remeasured at fair value on July 1, 2003, resulting in a gain of $17.0 million. This fair value adjustment has been reflected in the accompanying consolidated statements of operations as a cumulative effect of change in accounting principle. The fair value of the Company obligated mandatorily redeemable preferred interest is being accreted back to its face value of $25.0 million through December 31, 2010, using the effective interest method. Accordingly, accretion calculated during the year ended December 31, 2003, in the amount of $1.1 million has been included in interest expense and other in the accompanying consolidated statement of operations.

        The Company adopted the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), in December 2003. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 to certain entities, defined as variable interest entities ("VIEs"), in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. At the time of the initial application, FIN 46R had no impact on the Company's financial condition or results of operations because the Company previously consolidated all VIEs in which it was the primary beneficiary. Since the Company's initial application, the FASB has been addressing various implementation issues that could potentially broaden the application of FIN 46R to entities outside its originally interpreted scope and has issued and proposed several FASB Staff Positions. The Company does not expect that these proposed FASB Staff Positions will have a material impact on its financial statements.

3.     Reorganization

        In October 2002, the Company began reorganizing its operations in order to concentrate its efforts on the Hallmark Channel in the U.S. and in its more successful international markets. The Company completed decentralizing many oversight and non-technical support functions formerly located in the Company's U.S.-based offices and transferred those responsibilities to regional staff. In Latin America, the Company entered into an agreement with a local distribution partner, Pramer S.C.A., who is now responsible for the day-to-day operations of the Hallmark Channel in this region. At the completion of the reorganization in April 2003, the Company's workforce has been reduced by approximately 30% or 130 positions.

        The Company recorded a reorganization charge of $28.8 million during the fourth quarter of 2002. This charge was comprised of a charge of $5.5 million for severance costs and charges of $23.3 million related to exit costs for satellite, transponder and facility leases.

        The following table displays the activity and balances of the reorganization accrual account from October 7, 2002, to December 31, 2003, which have been included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

	Severance	Facilities Leases	Satellite and Transponder Leases	Total
	(In thousands)
Balance at October 7, 2002	$5,492	$1,651	$21,658	$28,801
Deductions due to payments	(2,097)	—	(545)	(2,642)

Balance at December 31, 2002	3,395	1,651	21,113	26,159
Additions due to accretion	—	61	692	753
Additions due to adjustments to estimates	—	—	1,194	1,194
Deductions due to settlement of contract(1)	—	—	(2,951)	(2,951)
Deductions due to payments	(3,391)	(189)	(6,537)	(10,117)

Balance at December 31, 2003	$4	$1,523	$13,511	$15,038

(1)
On October 31, 2003, the United States Bankruptcy Court approved the termination of Crown Media International's contract with Loral Skynet for transponder services. In accordance with the agreement, Crown Media International paid in November 2003, a one-time termination fee of $1.8 million and $393,000 for services rendered between May 2003 and August 2003. As a result, Crown Media Holdings reversed the remaining reorganization accrual related to future payments on this lease in the amount of approximately $3.0 million.

4.     Program license fees

        Program license fees are comprised of the following:

	As of December 31,
	2002	2003
	(In thousands)
Program license fees—Hallmark Entertainment Distribution	$82,910	$112,069
Program license fees—NICC	—	1,885
Program license fees—other affiliates	8,341	5,906
Program license fees—non-affiliates	130,656	242,329

Program license fees, at cost	221,907	362,189
Accumulated amortization	(83,430)	(115,696)

Program license fees, net	$138,477	$246,493

        Programming costs for the years ended December 31, 2001, 2002, and 2003 were $117.2 million, $138.0 million, and $108.7 million, respectively. Amortization of program license fees, included as a component of programming cost in the accompanying consolidated statements of operations, was $101.1 million, $133.7 million, and $108.4 million for the years ended December 31, 2001, 2002 and 2003. During the years ending December 31, 2001, 2002 and 2003, certain program license fees were written-down to their net realizable values, resulting in costs of $28.2 million, $48.1 million, and $7.4 million, respectively, which have been included as components of the amortization of program license fees amounts above.

        At December 31, 2002 and 2003, $9.5 million and $4.8 million of program license fees were included in prepaid and other assets on the accompanying consolidated balance sheets since the airing windows that had not begun but payment had been made.

        Effective August 1, 2003, the Company ceased distributing the Hallmark Channel in Italy, and, as a result, recorded a charge of approximately $3.8 million related to programming asset impairments. Crown Media United States recorded a charge in the third quarter of 2003 of $3.6 million related to programming asset impairments.

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

        Crown Media International also recorded a charge in the fourth quarter of 2002 of $1.1 million in impairments of program license fees related to New Zealand. In the accompanying consolidated statement of operations for the year ended December 31, 2002, $911,000 is included in affiliate programming costs and $220,000 is included in non-affiliate programming costs.

        Crown Media United States substantially revised two program agreements with The Jim Henson Company and EM.TV on July 27, 2001, under which Crown Media United States was obligated to purchase both pre-existing and original programming. The contract revisions replaced all prior obligations and Crown Media United States currently licenses only two series from The Jim Henson Company. In connection with the revisions of the agreements, Crown Media United States paid to The Jim Henson Company and EM.TV $13.0 million. Additionally, Crown Media United States and Crown Media International wrote-off $15.2 million of program license fees. The entire $28.2 million has been included in non-affiliate programming costs in the accompanying consolidated statement of operations for the year ended December 31, 2001.

        License fees payable are comprised of the following:

	As of December 31,
	2002	2003
	(In thousands)
License fees payable—Hallmark Entertainment Distribution	$68,243	$90,609
License fees payable—NICC	—	291
License fees payable—other affiliates	90	—
License fees payable—non-affiliates	89,858	167,243

Total license fees payable	158,191	258,143
Less current maturities	(58,756)	(115,824)

Long-term license fees payable	$99,435	$142,319

5.     Property and Equipment

        Property and equipment are comprised of the following:

	As of December 31,
			Life (In years)
	2002	2003
	(In thousands)
Technical equipment and computers	$38,584	$40,927	3-5
Leased asset	13,252	13,252	8
Furniture, fixtures and equipment	2,162	2,182	5
Leasehold improvements	8,215	11,369	3-7
Construction-in-progress	1,520	812

Property and equipment, at cost	63,733	68,542
Accumulated depreciation and amortization	(28,121)	(39,307)

Property and equipment, net	$35,612	$29,235

        Depreciation and amortization expense related to property and equipment was $11.5 million, $11.3 million, and $11.2 million for the years ended December 31, 2001, 2002 and 2003, respectively. Software and other intangible assets of $5.0 million and $4.6 million as of December 31, 2002 and 2003, respectively, have been included in prepaids and other assets in the accompanying consolidated balance sheets.

6.     Investments in H&H Programming—Asia

        In May 1998, Crown Media International formed H&H Programming—Asia, with The Jim Henson Company, for the purpose of developing, owning and operating a pay television channel called The Kermit Channel in Latin America and Asia. Each of Crown Media International and The Jim Henson Company held a 50% interest in H&H Programming—Asia through March 15, 2001. Crown Media Holdings' investment in H&H Programming—Asia was reflected in the consolidated financial statements using the equity method of accounting until March 15, 2001, the date of the acquisition of the remaining 50% interest (see note 1), at which time it became a consolidated subsidiary. Crown Media Holdings' equity in the net loss of H&H Programming -Asia was approximately $655,000 for the two and one half months ended March 15, 2001. For the two and one half months ended March 15, 2001, Crown Media International made capital contributions of $707,000 to H&H Programming—Asia. On March 15, 2001, Crown Media Holdings also acquired the remaining 22.5% common interests in Crown Media United States and the remaining 50% interest in H&H Programming—Asia, which it did not own, for $85.8 million.

7.     Deferred Programming Revenue

        In December 1997, Crown Media International renegotiated a distribution agreement with a pay television distributor, which was extended through December 2001. As a result of the renegotiation, the pay television distributor paid Crown Media International $5.0 million and agreed to provide Crown Media International with approximately $4.3 million in future transponder services and playback and uplink services. The entire $9.3 million from the renegotiated agreement was initially included in deferred revenue. Revenue was recognized in subscriber fees as services were provided over the life of the contract. Remaining revenues recognized under the renegotiated agreement were approximately $713,000 for the year ended December 31, 2001.

        Crown Media Distribution enters into program license agreements with third parties granting rights to use film assets during future windows. The revenue from these agreements is recorded as deferred revenue and is recognized as film asset license fees revenue as the windows open. At December 31,

2002 and 2003, amounts deferred under these agreements were approximately $599,000 and $415,000, respectively. Revenues recognized under the agreements were approximately $717,000 and $599,000 for the years ended December 31, 2002 and 2003.

        On October 1, 2003, the Company amended its existing distribution agreement with a primary pay television distributor in Spain. Three million dollars were received on October 24, 2003. The Company deferred the up-front payment upon receipt and will recognize such revenue ratably through the December 31, 2004. At December 31, 2003, $1.7 million has been reflected as deferred revenue in the accompanying consolidated balance sheets. Revenues recognized under the agreements were approximately $1.3 million for the year ended December 31, 2003.

8.     Leases

        Crown Media International leases uplink and transponder space under a long-term lease agreement. In accordance with SFAS No. 13, Accounting for Leases, the lease was accounted for as a capital lease. Future minimum lease payments under the agreement at December 31, 2003 are as follows:

Years Ended December 31,
(in thousands)
2004	$2,300
2005	2,300
2006	2,300
2007	2,300
2008	2,300

Total minimum lease payments	11,500
Less amount representing interest	(2,210)

Present value of net minimum lease payments	9,290
Less current maturities	(1,559)

Long—term obligation	$7,731

        On April 1, 2002, Crown Media United States entered into a satellite transponder service agreement with SES Americom, Inc. Once the satellite is launched in 2004, Crown Media United States has committed to lease uplink and transponder space under this long-term lease agreement. In accordance with SFAS No. 13, the lease will be capitalized upon the launch of the satellite, and an estimated $23.0 million asset and corresponding liability will be recorded.

Operating Lease Commitments

        Crown Media Holdings leases transponders, office facilities and various office equipment under operating leases that are generally non-cancelable. These leases expire at various dates through January 2011, and some contain escalation clauses and renewal options.

        Rent expense under these agreements was $17.3 million, $19.7 million, and $21.3 million, respectively, for the years ended December 31, 2001, 2002, and 2003. At December 31, 2003, the minimum annual rental commitments under these leases are as follows:

Years Ended December 31,
(in thousands)
2004	$14,796
2005	13,763
2006	9,014
2007	8,332
2008	6,197
Thereafter	7,074

59,176
Less: Sublease rentals	(243)

$58,933

        As of part of the reorganization, the Company subleased its Coral Gables sales and administrative office space in fourth quarter 2002. Additionally, in August 2003, the Company subleased a portion of its Greenwood Village corporate and administrative office space. Amounts received under these sublease agreements are offset against rent expense.

9.     Credit Facility and Private Placement

Credit Facility

        In connection with the completion of the purchase of the film assets, Crown Media Holdings entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to Crown Media Holdings, a five-year $320.0 million secured credit facility. The credit facility includes a term loan of $100.0 million and a revolving line of credit of $220.0 million, up to $20.0 million of which can be letters of credit issued at the request of Crown Media Holdings. At December 31, 2003, Crown Media Holdings had outstanding borrowings of $300.0 million under the credit facility and there were no letters of credit outstanding. The entire balance is due in 2006 and, therefore, is classified as a non-current liability in the accompanying consolidated balance sheets. This loan is guaranteed by Crown Media Holdings' subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

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

        Each loan (which includes the term loans and any revolving credit loans) bears interest at a Eurodollar rate or an alternate base rate as Crown Media Holdings may request in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rates change. Each loan may be prepaid in whole or in part, for a fee equal to the interest that would have accrued had the loan matured. The Company is required to pay a commitment fee of 0.5% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments.

        Interest expense on borrowings under the credit facility for the years ended December 31, 2001, 2002 and 2003, was $3.1 million, $11.7 million and $12.8 million, respectively. At December 31, 2002 and 2003, accrued interest of $596,000 and $154,000, respectively, was reflected in the current portion of the credit facility in the accompanying consolidated balance sheets.

Private Placement

        On December 17, 2001, Crown Media Holdings completed a $265.0 million private placement to a group of institutional investors. Under the terms of the private placement, Crown Media Holdings issued units to the investors. Each unit consisted of one trust preferred security of Crown Media Trust, and one contingent appreciation certificate, issued by Crown Media Holdings. The units were repurchased on August 5, 2003 with the proceeds from the senior unsecured note issued to HC Crown.

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

        Each trust preferred security had a stated liquidation amount of $1,000, and each contingent appreciation certificate entitles the holder to receive cash, or at the holder's option, purchase approximately 38.3 shares of the Company's Class A common stock at a price of $13.07 per share, subject to adjustment. Crown Media Trust issued the trust preferred securities to Crown Media Holdings in exchange for 6.75% Subordinated Debentures from Crown Media Holdings due December 17, 2007. Crown Media Holdings paid interest on the debentures at the same rate and at the same time as Crown Media Trust was required to make distributions on the trust preferred securities. Crown Media Holdings guaranteed, on a subordinated basis, Crown Media Trust's obligations under the trust preferred securities.

        Distributions on the trust preferred securities were cumulative, payable quarterly in arrears, and accumulated from the date of issuance at the annual rate of 6.75% of the $1,000 liquidation amount. In the event of a liquidation, the holders of the trust preferred securities were entitled to receive, together with any prior distributions, an amount equal to their initial investment of $1,000 plus any accumulated and unpaid distributions.

        On or after December 15, 2003, Crown Media Holdings had the right to redeem any and all of the outstanding debentures at a redemption price equal to 100% of the aggregate principal amount of the debentures, together with any accrued and unpaid interest thereon. Since their issuance and through September 30, 2002, the Company had expected to redeem the trust preferred securities on December 15, 2004, and was accreting its convertible debt and guaranteed preferred beneficial interest to the amount expected to be paid, either in cash or common stock, in satisfaction of the minimum return, at a rate of return of 14%. In light of the decline in the market price of the Company's Class A common stock, which affected the desirability of offering stock in the future to redeem the trust preferred securities, management determined that the Company would wait to redeem the trust preferred securities until their final redemption date in December 2007. Consequently, under the applicable terms of the trust preferred securities, the cumulative interest rate was expected to be 18%, an increase of 4% from the 14% cumulative rate, which would have been payable if the securities were redeemed at the previously anticipated date of December 2004. The change in the interest rate from 14% to 18% resulted in higher interest expense and accretion of guaranteed preferred beneficial interest through August 5, 2003, at which time the trust preferred securities were redeemed under the early redemption provisions of the instruments.

        The financing was initially recorded at $265.0 million and required the allocation of fair value to the various components. The following table summarizes the transaction as at the transaction date and as of December 31, 2002.

	Initial Fair Value Allocation	As of December 31, 2002
	(In thousands)
Convertible debt
Value of contingent appreciation certificates	$93,682
Value of embedded derivative	(50,212)

Total carrying amount of convertible debt(a)(b)	$43,470	$47,916

Derivative liability(c)	$12,083	$762

Allocable offering costs included in debt issuance costs(d)	$(2,444)	$(2,020)

Guaranteed preferred beneficial interest in Crown Media Trust's debentures	$209,447	$245,241
Distribution to holders of guaranteed preferred beneficial in Crown Media Trust's debentures	—	(14,730)
Allocable offering costs(e)	(11,771)	(8,960)

Total carrying value of guaranteed preferred beneficial interest(b)(f)	$197,676	$221,551

Net proceeds allocated to securities sold	$250,785

Gross proceeds from private placement	$265,000
Offering costs	(14,215)

Net proceeds allocated to securities sold	$250,785

(a)
Accreted principal to $45.6 million and additional 11.25% interest to meet minimum return requirements over six years.

(b)
Interest payable at 6.75% per annum in cash each quarter.

(c)
Marked to fair value through income (loss) at each reporting date.

(d)
Amortized to interest expense over six years.

(e)
Accreted to guaranteed preferred beneficial interest over six years.

(f)
Accreted principal to $219.4 million and additional 11.25% interest to meet minimum return requirements over six years.

        On August 5, 2003, Crown Media Holdings repurchased the trust preferred securities with the proceeds from the HC Crown senior unsecured note and filed a Certificate of Cancellation with the Delaware Secretary of State to dissolve its Crown Media Trust subsidiary.

        The following table summarizes the transaction as of August 5, 2003.

(In thousands)
Convertible debt	$54,408
Guaranteed preferred beneficial interest in Crown Media Trust's debentures	236,162
Unaccreted offering costs	8,064

Carrying value of trust preferred securities at August 5, 2003	298,634
Balance of unamortized debt issuance cost assets	(9,664)
Accrued transaction expenses	(1,635)
Gain on settlement of net derivative liability	1,962
Less: Cash paid to private placement holders	(329,109)

Loss on early extinguishment of trust preferred securities	$(39,812)

10.   Related Party Transactions

Senior Unsecured Note

        In August 2003 the Company issued a senior unsecured note to HC Crown for $400.0 million. A portion of the proceeds were used to repurchase the Company's outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

        The senior unsecured note payable to HC Crown does not require cash interest payments for four years. Instead, the principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million on August 5, 2007. From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the senior unsecured note to HC Crown. The note matures on August 5, 2011, and is callable by Crown Media Holdings at any time after August 5, 2004, without penalty. At December 31, 2003, $400.0 million of principal and $17.1 million of accreted interest was included in the senior unsecured note payable in the accompanying consolidated balance sheet. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company stock, investments in other parties and the incurrence of liens. As a fee for the sale of the note, the Company paid $3.0 million to HC Crown.

        Simultaneously with the issuance of the senior unsecured note to HC Crown, the Company entered into an amendment to the credit agreement for the bank credit facility. This amendment permits the issuance of the senior unsecured note, permits the repurchase of the trust preferred securities and amends certain financial covenants of Crown Media Holdings, including required levels of EBITDA (as defined), the base amount used in the calculation of the required minimum net worth and the maximum leverage ratio, among others. Also, simultaneously with the issuance of the senior unsecured note to HC Crown, the Company amended its Tax Sharing Agreement with Hallmark Cards to provide that no interest expense or income related to the senior unsecured note will be used in calculating taxes for amounts due to the Company under the Tax Sharing Agreement until (and to the extent) payments on the senior unsecured note are made to HC Crown in cash. This amendment defers payments by Hallmark Cards to Crown Media Holdings under the Tax Sharing Agreement related to the senior unsecured note until Crown Media Holdings makes cash payments of interest on the senior unsecured note.

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

        On September 28, 2001, the Company executed a promissory note, in the amount of $150.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated February 12, 2001. HC Crown's obligation to make loans under this agreement was supported by an irrevocable letter of credit from Credit Suisse First Boston. The note was cancelled and replaced on December 14, 2001.

        On December 14, 2001, the Company executed a demand promissory note with a maturity date of December 21, 2007, in the amount of $75.0 million payable to HC Crown. This note replaced the promissory note previously issued to HC Crown dated September 28, 2001. This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent, payable quarterly. As of December 31, 2002, and 2003, borrowings under the note were $5.0 million and $75.0 million, respectively. Accrued interest on the note of $10,000 and $2.7 million, respectively, is included in interest payable to HC Crown on the accompanying consolidated balance sheets.

        Under the demand promissory note, the Company was obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note through December 31, 2002, which was paid by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee was due. In December 2002, the Company issued 123,831 shares as payment for $844,000 of fees and at December 31, 2002, the remaining $281,000 commitment fee was included in payable to affiliates in the accompanying consolidated balance sheet. In September 2003, the Company issued 68,431 shares as payment for the remaining balance of $281,000 of fees.

Tax Sharing Agreement

        On March 11, 2003, Hallmark Entertainment Holdings, Inc. ("Hallmark Entertainment Holdings", a wholly-owned subsidiary of Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings' investors, Liberty Crown, Inc., a subsidiary of Liberty Media, and JP Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments, and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for shares of Hallmark Entertainment Investments. Hallmark Entertainment Holdings, an owner of more than 80% of Hallmark Entertainment Investments, has voting power over all of the Crown Media Holdings shares owned by Hallmark Entertainment Investments.

        As a result of this transaction, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards

(the "Tax Sharing Agreement"). Hallmark Cards will include Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards will benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the Tax Sharing Agreement, Hallmark Cards has and agreed to pay Crown Media Holdings all of the benefits realized or realizable by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under the Tax Sharing Agreement, at Hallmark Cards' option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets.

        The Company received $49.4 million under the Tax Sharing Agreement during 2003. These receipts have been recorded as an addition to paid-in capital in the accompanying consolidated balance sheet.

Costs Incurred on Crown Media Holdings' Behalf

        Since inception, Hallmark Entertainment has at times paid certain costs on behalf of Crown Media Holdings. For the years ended December 31, 2001, 2002 and 2003, respectively, $3.6 million, $1.4 million $430,000, respectively, were reimbursed to Hallmark Entertainment. Unreimbursed costs of $1.1 million and $670,000 are included in payable to affiliates in the accompanying consolidated balance sheets as of December 31, 2002 and 2003, respectively.

Services Agreement with Hallmark Cards

        Crown Media Holdings entered into an Intercompany Services Agreement with Hallmark Cards, which was effective January 1, 2003, under which Hallmark Cards has agreed for a term of three years, subject to cancellation by either party after the first or second year, to provide Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services. This agreement replaces a previous intercompany services agreement, which expired on December 31, 2002. Under the new agreement, the Company has agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. For each of the years ended December 31, 2001 and 2002, Crown Media Holdings had accrued $500,000, respectively, under the agreement. For December 31, 2003, Crown Media Holdings had accrued $515,000 under the agreement. Additionally, Hallmark Cards made a payment on Crown Media Holdings' behalf for certain expenses in the amount of $500,000 during first quarter 2002. At December 31, 2002 and 2003 unpaid accrued service fees and unreimbursed expenses of $5.0 million and $6.8 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Film Asset Services Agreement with Hallmark Entertainment

        The Company entered into a film asset services agreement with Hallmark Entertainment, under which Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company's film assets. This film asset services agreement expired on December 31, 2003, and, the parties renewed this agreement. The new services agreement contains the same terms and conditions as the previous agreement and will expire on December 31, 2006. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, paid in quarterly installments of $375,000. Crown Media Holdings paid $1.9 million to Hallmark Entertainment for these services in April 2002 and $1.5 million in during 2003. At both December 31, 2002 and 2003, unpaid accrued service fees of $375,000 were included in payable to affiliates in the accompanying consolidated balance sheet.

Trademark Agreement with Hallmark Cards

        Crown Media United States, Crown Media International and Crown Entertainment have trademark license agreements with Hallmark Cards and Hallmark Licensing, Inc. for use of the "Hallmark" mark for the versions of the Hallmark Channel distributed both in the United States and internationally. These existing agreements would have expired on November 30, 2003. On August 28, 2003, all of these trademark license agreements were extended through September 1, 2004.

Program License Agreements with Hallmark Entertainment Distribution

        Crown Media International has a program license agreement with Hallmark Entertainment Distribution dated January 1, 2001. The agreement expires on December 31, 2005, subject to a renewal through December 31, 2010. Under the terms of the agreement, Crown Media International has the exclusive right to exhibit Hallmark Entertainment Distribution produced programming in the territories in which Crown Media International operates during three 18-month windows. Crown Media International also has the exclusive right to exhibit programming in markets where it does not currently operate, if it elects to distribute its channel in those markets subject to any third party agreement existing at the time Crown Media International launches in those markets. In addition, under the agreement, Hallmark Entertainment Distribution is generally obligated to sell to Crown Media International all of the programming it produces and Crown Media International is obligated to purchase up to 50 programs produced per year during the term of the agreement.

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

        If either Crown Media United States or Crown Media International sub-licenses any licensed program to a third party, they must equally share with Hallmark Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Company. The Company did not sub-license any licensed program to a third party during 2001 and 2003. The Company sub-licensed $749,000 during the year ended December 31, 2002. Amounts due to Hallmark Entertainment Distribution as a result of these sub-licensing agreements have been included in license fees payable to affiliates in the accompanying balance sheets as noted below.

        Programming costs related to the Hallmark program agreements were $43.9 million, $47.3 million, and $27.1 million, respectively, for the years ended December 31, 2001, 2002 and 2003. As of December 31, 2002 and 2003, $68.2 million and $90.6 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. Crown Media Holdings paid Hallmark Entertainment Distribution $69.4 million, $25.0 million and $30.0 million, respectively, for license fees in 2001, 2002 and 2003.

Class B Common Stock

        Hallmark Entertainment Investment Company controls all of the Company's outstanding shares of Class B common stock, which, together with the shares of Class A common stock it owns, represents approximately 91% of the voting power on all matters submitted to the Company's stockholders as of December 31, 2003. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Shares of Class B common stock are generally automatically convertible into Class A common stock upon sale or other transfer by the selling stockholder. In addition, the Class B common stockholder is entitled to 10 votes per share as compared to one vote per share of Class A common stock. With the exception of the voting and conversion rights, shares of Class A common stock and shares of Class B common stock are identical.

Purchase of Film Assets

        On September 28, 2001, Crown Media Holdings completed the acquisition of film assets, comprised of approximately 700 film titles and related rights and property, representing over 3,000 hours of programming, from the film assets of Hallmark Entertainment Distribution, a wholly owned subsidiary of Hallmark Entertainment Holdings. In return, the Company assumed certain debt and payables of Hallmark Entertainment Distribution and also issued shares of the Company's stock.

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

Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

        VISN owns a $25.0 million company obligated mandatorily redeemable preferred interest in Crown Media United States ("the preferred interest") issued in connection with an investment by Crown Media International in Crown Media United States. On November 13, 1998, HEN Domestic Holdings, Inc., a wholly-owned subsidiary of Crown Media International, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States, which agreement was further amended on February 22, 2001 and January 1, 2002 (the "company agreement").

        Under the company agreement, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of: (i) such excess net profits; (ii) $5.0 million; or (iii) the amount equal to the preferred liquidation preference on the date of redemption. Crown Media United States may voluntarily redeem the preferred interest at any time, however, it is obligated to do so on the date of redemption of December 31, 2010. Due to the mandatory redemption provision of the preferred interest, on July 1, 2003, the preferred interest was remeasured at fair value and reclassified to non-current liabilities in accordance with the provisions of SFAS No. 150.

        Under the company agreement, Crown Media United States may be required to make certain payments in regards to programming provisions to the National Interfaith Cable Coalition ("NICC"). Specifically, Crown Media United States may be required to pay NICC license fees comprised of: (i) $5.3 million per year for two recurring programming blocks with CPI escalations; (ii) up to $10 million per year for an additional recurring "signature" series program block; (iii) up to $600,000 per "non-dramatic" holiday special produced by NICC; and (vi) $1 million per "dramatic" holiday special co-produced by NICC and Hallmark Entertainment. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC's Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels.

        Pursuant to an additional amendment effective January 1, 2002, Crown Media United States agreed to advance NICC $3,000,000 in each of 2002 and 2003 to help fund NICC's cost of expanding its production operations to produce the aforementioned programming. This advance will be recovered from the license fees payable for this programming. These expenses are included as components of affiliate programming costs in the accompanying consolidated statements of operations.

        During the year ended December 31, 2002 and 2003, Crown Media United States paid NICC $9.3 million and $10.2 million, respectively, related to the company agreement. These amounts are included as components of affiliate program license fees on the accompanying balance sheets.

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

        On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards. Hallmark Cards benefits from tax losses generated after that date. Hallmark Cards will pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under this federal tax sharing agreement, at Hallmark Cards' option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. From May 9, 2000 through March 10, 2003, Crown Media Holdings was not included in the consolidated federal income tax return of Hallmark Cards. Consequently, there was no tax sharing agreement covering federal taxes during that period.

        Hallmark Cards expects to use about approximately $254.0 million of the Company's 2003 tax losses. Pursuant to the tax sharing agreement, the Company received $49.4 million under the tax sharing agreement during 2003. These receipts have been recorded as an addition to paid-in capital. The Company has recorded a deferred tax asset of $102.0 million related to this loss. The entire amount of the deferred tax asset has been offset with a valuation allowance. The Company may ultimately reverse the valuation allowance and record a tax benefit if it is determined, more likely than not, that the Company could realize the tax benefit if it were treated as a stand-alone taxpayer. A reversal of the valuation allowance would result in a charge to paid-in capital for the amount received under the Tax Sharing Agreement.

        Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark or Hallmark Entertainment. Consequently, Hallmark Entertainment and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Entertainment and Crown Media Holdings file consolidated, combined or unitary state tax returns. Crown Media Holdings makes tax-sharing payments to (or receives payments from) Hallmark Entertainment equal to the taxes (or tax refunds) that Crown Media Holdings would pay (or received) if it filed on a stand-alone basis. Such payments are computed based on Crown Media Holdings' income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.

        Crown Media Holdings has recorded a tax provision related to foreign taxes. Crown Media Holdings has established a deferred tax asset, consisting primarily of the tax effect of net operating losses, and a deferred tax liability as required for certain temporary differences. Crown Media Holdings has recorded a full valuation allowance on the net deferred tax asset due to uncertainty regarding its realizability.

        The income tax provision (benefit) is comprised of the following:

	Years Ended December 31,
	2001	2002	2003
	(In thousands)
Current:
Federal	$—	$—	$—
Foreign	1,976	2,054	3,189
State and local	—	—	—

Total current	1,976	2,054	3,189
Deferred:
Federal	(4,655)	—	—
State and local	(665)	—	—

Total deferred	(5,320)	—	—

Total	$(3,344)	$2,054	$3,189

        The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,
	2001	2002	2003
	(In thousands)
Taxes computed at 35%	$(81,612)	$(108,841)	$(70,686)
Goodwill amortization	7,027	—	—
Other	—	4,451	1,295
Increase in federal valuation allowance, exclusive of reduction of $95.3 million in 2001 as a result of the transfer of the film assets	69,265	104,390	69,391
Tax on foreign income	1,976	2,054	3,189

Income tax provision (benefit)	$(3,344)	$2,054	$3,189

        The components of Crown Media Holdings' deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2002	2003
	(In thousands)
Deferred tax assets:
Deferred revenue	$227	$852
Bad debt reserve	3,020	2,728
Accrued compensation	3,187	5,011
Net operating loss	254,089	388,696
Losses from unconsolidated entities	1,449	747
Other	18,816	8,930
Valuation allowance	(134,236)	(213,101)

Total deferred tax assets	146,552	193,863
Deferred tax liabilities:
Depreciation	(3,548)	(12,995)
Film inventory	(143,004)	(174,499)
Other	—	(6,369)

Total deferred tax liabilities	(146,552)	(193,863)

Net deferred taxes	$—	$—

        As of December 31, 2003, cumulative federal net tax operating losses, exclusive of those used by Hallmark Cards in its consolidated returns, are approximately $717.0 million and expire in 2020 through 2023.

12.   Stock-Based Compensation

        Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the "Plan"). Crown Media Holdings accounts for the Plan under APB 25, under which compensation cost of $1.5 million, $18,000, and $6,000, respectively, was recognized for the years ended December 31, 2001, 2002 and 2003. Compensation cost for stock options issued to employees represented the excess of the quoted market price of the Company's stock at the measurement date of the grant over the exercise price of the option.

        Crown Media Holdings may grant options for up to 10.0 million shares under the Plan and has granted options on 3.3 million shares and 1.8 million shares, respectively, during 2001 and 2002. The stock options expire 10 years from the date of grant and generally vest over service periods that range from date of grant to four years.

        A summary of the status of the Plan at December 31, 2001, 2002, and 2003, and changes during the years then ended is presented in the table and narrative below

	Shares	Exercise Price Per Option	Weighted Average Exercise Price Per Option
	(In thousands)
Balance, December 31, 2000	3,921		$10.99

Options granted	3,265	$8.80-21.00	$14.89
Options exercised	(77)	$8.33-14.00	$10.32
Options canceled	(218)	$8.94-16.38	$14.60

Balance, December 31, 2001	6,891		$12.66

Options granted	1,806	$9.76-12.50	$12.19
Options exercised	(182)	$8.33- 8.94	$8.93
Options canceled	(678)	$12.50-20.77	$15.62

Balance, December 31, 2002	7,837		$12.38
Options canceled	(6,189)	$7.47-21.00	$12.80

Balance, December 31, 2003	1,648		$11.12

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Option	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Option	Exercisable Shares	Weighted Average Exercise Price Per Option
	(In thousands)	(In years)		(In thousands)
$ 6.30-10.50	859	2.8	$8.91	840	$8.89
$10.51-12.60	356	8.0	$11.82	172	$12.15
$12.61-14.70	267	5.9	$14.00	232	$14.00
$14.71-21.00	166	7.2	$16.45	122	$16.43

	1,648			1,366

13.   Benefit Plans

        Crown Media Holdings adopted a 401(k) retirement plan for all of its United States employees effective January 1, 2002. Under the provisions of the Crown Media Employee Savings Plan ("ESP"), any full-time or part-time employee may join the ESP 90 days after his or her employment. Employees that qualify for participation can contribute up to 50% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after-tax salary, not to exceed 50% total of combined and pre-tax and after-tax contributions. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents. Crown Media Holdings contributed $557,000 and $411,000 for the years ended December 31, 2002 and 2003, respectively.

        Through December 31, 2001, Crown Media Holdings and Crown Media International employees, who met the eligibility requirements as determined by the plan, were allowed to participate in the 401(k) Plan (the "Crown Media, Inc. 401(k) Plan"). Employees that qualified for participation could contribute up to 15% of their salary on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. Crown Media Holdings and Crown Media International were permitted to make matching contributions on behalf of all participants who made elective deferrals in an amount equal to a variable percentage of participants' pre-tax contributions through

December 2001. Crown Media Holdings and Crown Media International contributed $77,000 for the year ended December 31, 2001.

        Through December 31, 2001, Crown Media United States employees were allowed to participate in its 401(k) Plan covering most of the employees of Crown Media United States. Crown Media United States made contributions to its 401(k) Plan based on a percentage of employee contributions. Maximum employee and company contributions were limited by the Internal Revenue Code regulations and by the terms of the 401(k) Plan. For the year ended December 31, 2001, Crown Media United States contributed $733,000 to the 401(k) Plan.

14.   Operations in Different Geographic Areas

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

        Information relating to Crown Media Holdings' continuing operations is set forth in the following table.

	Revenue from Unrelated Entities	Revenue from Related Entities	Operating Income (Loss)	Identifiable Assets
	(In millions)
Year ended December 31, 2001:
Domestic	$34.5	$5.0	$(186.0)	$712.8
International	65.3	—	(31.8)	100.0
Film distribution	2.3	—	(2.9)	813.6

Consolidated total assets	$102.1	$5.0	$(220.7)	$1,626.4

Equity in net loss of unconsolidated entity			(0.7)
Guaranteed preferred beneficial accretion			(1.4)
Interest expense			(10.4)

Loss before income taxes			$(233.2)

Year ended December 31, 2002:
Domestic	$54.5	$5.0	$(145.9)	$600.5
International	77.5	—	(108.3)	87.1
Film distribution	24.0	—	(8.7)	804.7

Consolidated total assets	$156.0	$5.0	$(262.9)	$1,492.3

Guaranteed preferred beneficial accretion			(25.5)
Interest expense			(22.6)

Loss before income taxes			$(311.0)

Year ended December 31, 2003:
Domestic	$82.8	$1.4	$(83.1)	$675.8
International	82.9	—	(21.0)	91.9
Film distribution	40.4	—	(5.0)	794.0

Consolidated total assets	$206.1	$1.4	$(109.1)	$1,561.7

Loss on extinguishment of debt			(39.8)
Guaranteed preferred beneficial accretion			(23.2)
Interest expense			(46.9)

Loss before income taxes			$(219.0)

        British Sky Broadcasting, which is domiciled in the United Kingdom and revenues from which are included in the Company's international segment, accounted for 5%, 17%, 8% of the Company's consolidated revenues for the years ended December 31, 2001, 2002 and 2003. No other individual country accounted for 10% of the Company's consolidated revenues. No individual pay television distributor accounted for more than 10% of the Company's consolidated subscribers for the years ended December 31, 2001, 2002 and 2003.

15.   Quarterly Information (Unaudited)

        The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2002 and 2003.

	Quarters Ended
2002
	3/31	6/30	9/30	12/31	Full Year
Total revenues	$39,469	$39,307	$40,133	$42,100	$161,009
Programming costs	(23,751)	(22,235)	(23,350)	(68,667)	(138,003)
Amortization of library assets	(7,248)	(5,467)	(7,042)	(7,278)	(27,035)
Operating costs	(18,658)	(22,756)	(20,029)	(48,396)	(109,839)
Selling, marketing, general and administrative expenses	(28,581)	(25,404)	(25,215)	(69,796)	(148,996)

Loss from operations	(38,769)	(36,555)	(35,503)	(152,037)	(262,864)
Guaranteed preferred beneficial accretion	(10,602)	(1,176)	(2,987)	(10,743)	(25,508)
Interest expense	(6,090)	(5,673)	(4,547)	(6,293)	(22,603)
Income tax provision	(549)	(643)	(470)	(392)	(2,054)

Net loss	$(56,010)	$(44,047)	$(43,507)	$(169,465)	$(313,029)

Net loss per share	$(0.54)	$(0.42)	$(0.42)	$(1.62)	$(3.00)

	Quarters Ended
2003
	3/31	6/30	9/30	12/31	Full Year
Total revenues	$41,958	$45,423	$50,986	$69,157	$207,524
Programming costs	(23,443)	(24,074)	(29,727)	(31,430)	(108,674)
Amortization of film assets	(6,777)	(6,809)	(11,371)	(15,211)	(40,168)
Operating costs	(17,673)	(19,387)	(19,389)	(16,851)	(73,300)
Selling, marketing, general and administrative expenses	(22,027)	(23,665)	(23,765)	(24,987)	(94,444)

Loss from operations	(27,962)	(28,512)	(33,266)	(19,322)	(109,062)
Loss from early extinguishment of debt	—	—	(39,812)	—	(39,812)
Guaranteed preferred beneficial interest accretion	(11,047)	(12,171)	—	—	(23,218)
Interest expense	(7,342)	(7,514)	(15,374)	(16,638)	(46,868)
Income tax provision	(339)	(1,200)	(593)	(1,057)	(3,189)
Cumulative effect of change in accounting principle	—	—	16,328	672	17,000

Net loss	$(46,690)	$(49,397)	$(72,717)	$(36,345)	$(205,149)

Net loss per share	$(0.45)	$(0.47)	$(0.70)	$(0.35)	$(1.96)