Form 10-Q
period 2004-03-31
CROWN MEDIA HOLDINGS INC
filed 2004-05-10
CIK 1103837

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
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

        As of May 3, 2004, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,863,037, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

        In this Form 10-Q the terms "Crown Media Holdings" or the "Company," refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate our businesses, Crown Media International, LLC ("Crown Media International"), Crown Media United States, LLC ("Crown Media United States"), Crown Media Distribution, LLC ("Crown Media Distribution"), Crown Entertainment Limited ("Crown Entertainment"), Crown Media Trust ("Crown Media Trust"), and H&H Programming—Asia, L.L.C. ("H&H Programming—Asia"). The term "common stock" refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

        The names Hallmark, Hallmark Entertainment and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31, 2003	As of March 31, 2004
		(Unaudited)
ASSETS
Cash and cash equivalents	$4,306	$8,274
Accounts receivable, less allowance for doubtful accounts of $6,703 and $7,517, respectively	57,839	57,972
Program license fees—affiliates, net of accumulated amortization	27,127	31,304
Program license fees—non-affiliates, net of accumulated amortization	65,571	66,465
Subtitling and dubbing, net of accumulated amortization	2,827	2,878
Receivable from affiliate	12,083	9,083
Prepaids and other assets	15,209	14,575

Total current assets	184,962	190,551
Accounts receivable, net of current portion	5,891	9,340
Program license fees—affiliates, net of current portion	47,748	45,463
Program license fees—non-affiliates, net of current portion	106,047	99,390
Subtitling and dubbing, net of current portion	2,020	1,456
Film assets, net of accumulated amortization	750,737	741,740
Subscriber acquisition fees, net of accumulated amortization	113,196	109,344
Property and equipment, net of accumulated depreciation	29,235	26,670
Goodwill	314,033	314,033
Debt issuance costs, net of accumulated amortization	6,478	6,075
Prepaids and other assets, net of current portion	1,363	1,363

Total assets	$1,561,710	$1,545,425

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(continued)

	As of December 31, 2003	As of March 31, 2004
		(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$34,417	$31,543
Subscriber acquisition fees payable	9,119	12,110
License fees payable to affiliates	30,671	39,202
License fees payable to non-affiliates	87,720	76,618
Payables to affiliates	7,827	8,581
Interest payable to HC Crown	2,655	3,433
Credit facility and interest payable	510	493
Capital lease obligation	1,559	1,592
Deferred programming revenue	2,163	833

Total current liabilities	176,641	174,405
Accrued liabilities, net of current portion	18,906	18,256
Subscriber acquisition fees payable, net of current portion	1,500	121
License fees payable to affiliates, net of current portion	60,229	60,229
License fees payable to non-affiliates, net of current portion	82,090	76,068
Line of credit payable to HC Crown	75,000	75,000
Payable to Hallmark Entertainment Holdings, Inc.	52,052	52,052
Payable to Hallmark Entertainment, Inc.	47,948	47,948
Senior unsecured note to HC Crown, including accrued interest.	417,083	427,684
Credit facility, net of current portion	300,000	310,000
Capital lease obligation, net of current portion	7,731	7,320
Company obligated mandatorily redeemable preferred interest, including accretion	9,079	9,616

Total liabilities	1,248,259	1,258,699
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; issued and outstanding shares of 73,863,037 as of December 31, 2003 and March 31, 2004	739	739
Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,670,422 as of December 31, 2003 and March 31, 2004	307	307
Paid-in capital	1,308,880	1,323,180
Accumulated other comprehensive income	2,013	2,464
Accumulated deficit	(998,488)	(1,039,964)

Total stockholders' equity	313,451	286,726

Total liabilities and stockholders' equity	$1,561,710	$1,545,425

See accompanying notes to consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2004
	(Unaudited)
Revenue:
Subscriber fees, net	$16,026	$19,959
Advertising	22,009	29,655
Advertising by Hallmark Cards	350	350
Film asset license fees	3,539	8,347
Other revenue	34	22

Total revenue, net	41,958	58,333
Cost of Services:
Programming costs:
Affiliates	8,737	10,599
Non-affiliates	14,706	19,228
Amortization of film assets	6,777	9,982
Subscriber acquisition fee amortization	5,996	5,941
Depreciation and amortization of technical facilities	1,185	1,183
Operating costs	10,492	11,610

Total cost of services	47,893	58,543
Selling, general and administrative expense	14,165	16,808
Marketing expense	5,439	5,783
Depreciation and amortization	2,423	2,413

Loss from operations	(27,962)	(25,214)
Guaranteed preferred beneficial accretion	(11,047)	—
Interest expense, net	(7,342)	(15,787)

Loss before income taxes	(46,351)	(41,001)
Income tax provision	(339)	(475)

Net loss	$(46,690)	$(41,476)

Other comprehensive income (loss):
Foreign currency translation adjustment	(225)	451

Comprehensive loss	$(46,915)	$(41,025)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,465	104,533

Net loss per share, basic and diluted	$(0.45)	$(0.40)

See accompanying notes to consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2003	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,690)	$(41,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,619	53,050
Accretion on guaranteed preferred beneficial interest	10,791	—
Gain on change in fair value of derivative liability	256	—
Accretion on convertible debt	2,551	—
Accretion on company obligated mandatorily redeemable preferred interest	—	537
Provision for allowance for doubtful accounts	1,328	1,317
Gain on sale of property and equipment	(6)	(21)
Stock-based compensation	3	2,339
Changes in operating assets and liabilities:
Increase in accounts receivable	(854)	(5,010)
Additions to program license fees	(45,115)	(26,143)
Additions to subtitling and dubbing	(679)	(411)
Additions to subscriber acquisition fees	(860)	(4,775)
(Increase) decrease in prepaids and other assets	647	(1)
Decrease in accounts payable and accrued liabilities	(5,646)	(23,513)
Increase (decrease) in interest payable	(453)	11,353
Increase (decrease) in subscriber acquisition fees payable	(10,530)	2,239
Increase in license fees payable to affiliates	4,994	8,530
Increase (decrease) in payables to affiliates	(373)	3,514
Decrease in deferred revenue	(326)	(1,330)

Net cash used in operating activities	(48,343)	(19,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(832)	(121)
Proceeds from disposition of property and equipment	22	28

Net cash used in investing activities	(810)	(93)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from tax sharing agreement with Hallmark Cards	10,650	14,300
Borrowings under HC Crown demand note payable	49,500	—
Borrowings under the credit facility	—	10,000
Distribution to holders of guaranteed preferred beneficial interests	(3,703)	—
Principal payments under capital lease obligation	(347)	(378)

Net cash provided by financing activities	56,100	23,922
Effect of exchange rate changes on cash	(1)	(60)

Net increase in cash and cash equivalents	6,946	3,968
Cash and cash equivalents, beginning of period	335	4,306

Cash and cash equivalents, end of period	$7,281	$8,274

Supplemental disclosure of cash and non-cash activities:
Interest paid	$3,812	$3,514
Interest paid on preferred securities	$4,472	$—
Income taxes paid	$339	$475

See accompanying notes to consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2004

1. Business and Organization

Organization

        Crown Media Holdings, Inc. ("Crown Media Holdings" or the "Company"), which was incorporated in the state of Delaware in December 1999, through its subsidiaries, owns and operates pay television channels (collectively the "Hallmark Channel" or the "Channel") dedicated to high quality, entertainment programming for adults and families, in the United States and in various countries throughout the world. The international operations of the Hallmark Channel are operated by Crown Media International LLC ("Crown Media International") and, in the United Kingdom, by Crown Entertainment Limited ("Crown Entertainment"). Crown Media International commenced its operations outside the United States in 1995. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States LLC ("Crown Media United States"). Crown Media International acquired an interest in Crown Media United States in 1998 and as a result of subsequent transactions Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. ("Hallmark Entertainment Investments"), a subsidiary of Hallmark Cards, Incorporated ("Hallmark Cards"), the National Interfaith Cable Coalition, Inc. ("NICC"), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation ("Liberty Media") and J.P. Morgan Partners (BHCA), L. P. ("J.P. Morgan").

Liquidity

  Cash Flows

        As of March 31, 2004, the Company had $8.3 million in cash and cash equivalents on hand and $10.0 million available under its bank credit facility. The Company's principal sources of funds are currently cash inflows from operations, cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its bank credit facility.

        The Company's principal uses of funds during 2004 are expected to be the payment of operating expenses, payments for licensing of programming and subscriber acquisition fees, and interest payments under its bank credit facility. As part of the Company's growth strategy, the Company expects to continue making investments in programming and distribution during 2004.

        As of March 31, 2004, the Company believes that cash inflows from its operations, cash on hand, remaining availability under its bank credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to meet its liquidity needs for at least the next twelve months. The Company plans to obtain additional funding by increasing its revolving line of credit under its bank credit facility. Any new debt financing would require the agreement of existing lenders, including HC Crown.

  Potential Sale of the International Business

        On April 13, 2004, the Company announced that it is exploring strategic alternatives for its international business, which includes international rights to license the film library. These alternatives include, but are not necessarily limited to, a sale or other corporate transaction. Any sale would, and any other corporate transaction might, require the agreement of existing lenders, including HC Crown.

2. Summary of Significant Accounting Policies

Interim Financial Statements

        In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows, include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in the Crown Media Holdings, Inc. 2003 Annual Report on Form 10-K.

Principles of Consolidation

        The consolidated financial statements include the consolidated accounts of Crown Media Holdings, including those of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Crown Media Holdings considers all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents. The fair value of Crown Media Holdings' cash equivalents approximates cost at each balance sheet date.

Subscriber Acquisition Fees

        Crown Media United States has distribution agreements with every major pay television distributor (based on the number of subscribers) in the United States. These distributors carry the Hallmark Channel on certain of their cable, satellite, terrestrial television, or satellite master antenna television systems. Under certain of these agreements, Crown Media United States is obligated to pay subscriber acquisition fees, if defined subscriber levels are met, in order to obtain additional carriage of the Hallmark Channel by those distributors. Such costs are accrued when Crown Media United States receives notice from the distributors that they have met the penetration percentage or subscriber count defined in the underlying agreements.

        Subscriber acquisition fees are amortized over the contractual life of the distribution agreements (ranging from 4 to 9 years) as a reduction of subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically. It also assesses the recoverability when events such as changes in distributor relationships occur or other indicators, which would suggest impairment.

        Subscriber acquisition fees are comprised of the following:

	As of December 31, 2003	As of March 31, 2004
		(unaudited)
	(In thousands)
Subscriber acquisition fees, at cost	$191,377	$196,152
Accumulated amortization	(78,181)	(86,808)

Subscriber acquisition fees, net	$113,196	$109,344

        As of December 31, 2003, and March 31, 2004, the consolidated balance sheets also reflect subscriber acquisition fees payable of $10.6 million and $12.2 million, respectively. For the three months ended March 31, 2003 and 2004, Crown Media United States made cash payments of $11.4 million and $2.5 million, respectively, reducing subscriber acquisition fees payable.

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

Program License Fees

        Program license fees are payable in connection with the acquisition of the rights to air programs acquired from others. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 63, Financial Reporting by Broadcasters, program rights are generally deferred and then amortized on a straight-line basis over their license periods or anticipated usage. At the inception of these contracts and periodically thereafter, Crown Media Holdings evaluates the recoverability of these costs compared to the estimated future revenues directly associated with the programming and related expenses. Where an evaluation indicates that a programming contract will ultimately result in a loss, additional amortization is provided to currently recognize that loss. The Company broadcasts certain of its film assets on the Hallmark Channel, primarily in its international markets. The Company accounts for such usage by first calculating the cost of the broadcast rights under the individual-film-forecast-computation method and then amortizes the computed cost over the respective license period using the straight-line method.

Subtitling and Dubbing

        Subtitling and dubbing represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program's airing window for programming licensed from unaffiliated third-parties or the program's estimated life for programming licensed from Hallmark Entertainment Distribution and the Company's film assets. Costs related to programming licensed from Hallmark Entertainment Distribution are amortized over a maximum period of 3 years. Amortization expense for subtitling and dubbing costs was $1.1 million and $0.9 million for the three months ended March 31, 2003 and 2004, respectively.

	As of December 31, 2003	As of March 31, 2004
		(unaudited)
	(In thousands)
Subtitling and dubbing assets, at cost	$7,863	$7,838
Accumulated amortization	(3,016)	(3,504)

Subtitling and dubbing assets, net	$4,847	$4,334

Property and Equipment

        Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets, ranging from three to eight years. Leasehold improvements are amortized over the life of the underlying lease. When a property is sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in income. The costs of normal maintenance and repairs are charged to expense when incurred.

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

        Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon amounts paid in cash for similar advertisements from buyers unrelated to the other party in the barter transaction. When the revenue does not meet the requirements of EITF No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. For the three months ended March 31, 2003, revenue from advertising barter transactions of $94,000 and the corresponding barter expenses were included as a component of both advertising revenue and marketing expenses in the accompanying consolidated statements of operations. For the three months ended March 31, 2004, the Company did not have revenue from advertising barter transactions.

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

        Revenues from foreign sources for the three months ended March 31, 2003 and 2004, represented 44% and 41% respectively, of total revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Australia, India, Malaysia, Mexico, Philippines, Poland, Singapore, South Africa, South Korea, Taiwan, and the United Kingdom, during all periods presented. The Company records revenue from certain foreign countries only when the cash is received due to the uncertainty regarding collection. For the three months ended March 31, 2003 and 2004, $1.7 million and $200,000, respectively, was invoiced, but not recorded as revenue.

Cost of Services

        Cost of services includes signal distribution expenses, depreciation of the Company's Network Operations Center and amortization of the capital lease for uplink and transponder space, amortization of program license fees, subtitling and dubbing amortization and costs, subscriber acquisition amortization and costs, and amortization of film assets.

Film Assets

        In September 2001, the Company acquired certain film assets from Hallmark Entertainment Distribution. The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 10 years. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated unrecognized ultimate revenues. The Company's projections of ultimate revenue regarding sales of certain rights related to its film assets to third parties and anticipated internal use of its film assets are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition.

        The Company reviews the film assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying value of the individual film assets exceeds its fair value, the film assets are written-down to their fair values. On an annual basis, the Company is required by the covenants in its credit facility to have an outside expert perform a valuation of the film assets. This valuation supported the Company's determination that the estimated fair value of the film assets exceeded the carrying value at December 31, 2003. A discounted cash flows model is used by the Company and its valuation expert to estimate fair value. Future cash flows are based on the terms of any existing contractual arrangements plus the projected cash inflows from future license sales. The Company and its valuation expert considered the following factors, among others, in estimating future cash inflows for a film: (a) if previously released, the film's performance in historical markets, (b) the public's perception of the film's story, cast, director, or producer, (c) historical results of similar films, (d) historical results of the cast, director, or producer on prior films, and (e) running time of the film. In determining a film's fair value, the Company and its valuation expert consider those cash outflows necessary to generate the film's cash inflows. Therefore, future exploitation and participation costs are factored into the determination of fair value. When determining the fair value of a film under the discounted cash flow methodology, the discount rate is a combination of the estimated incremental borrowing rate of the Company's film license customers in the case of projected third party sales, and the Company's incremental borrowing rate in the case of projected internal use.

        Amortization expense for the film assets was $6.7 million and $10.0 million for the three months ended March 31, 2003 and 2004, respectively. The Company expects to amortize $55.0 million to $65.0 million of film assets during the year ending December 31, 2004.

	As of December 31, 2003	As of March 31, 2004
		(unaudited)
	(In thousands)
Film assets	$810,928	$810,928
Residual assets	9,129	10,064
Accumulated amortization	(69,320)	(79,252)

Film assets, net	$750,737	$741,740

Goodwill

        The Company has allocated all of its goodwill to its domestic reporting unit, Crown Media United States, since the goodwill was recorded as a result of a series of transactions whereby the Company became the owner of 100% of the membership units of Crown Media United States. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Crown Media Holdings ceased amortizing goodwill on January 1, 2002. Annually, the Company employs a valuation expert to evaluate the carrying value of the Company's goodwill for impairment, as required by SFAS No. 142. The Company has selected November 30 as its annual goodwill impairment review date. The evaluation utilized a discounted cash flow methodology to estimate the fair value of the domestic reporting unit. The estimated cash flow available for distribution over a ten-year period was added to the estimated terminal value and discounted to the present using the domestic reporting unit's estimated weighted average cost of capital. The assumptions utilized in the discounted cash flow model required significant judgment by management and its valuation expert. As this valuation exceeded the carrying value of the domestic reporting unit as of November 30, 2003, the step one test was deemed to have been passed and the step two test was not performed.

Taxes on Income

        Pursuant to the Tax Sharing Agreement entered into with Hallmark Cards on March 11, 2003, the Company's results of operations for tax purposes became a part of the Hallmark Cards consolidated federal tax return as of the execution date. However, the Company continues to account for income taxes on a separate return basis. The Company accounts for income taxes using an asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Any payments received from Hallmark Cards under the Tax Sharing Agreement are recorded as an increase in paid-in capital and any future reversal of the valuation allowance will be recorded as a reduction in paid-in capital, to the extent payments were received for such benefits under the Tax Sharing Agreement.

Translation of Foreign Currency

        The balance sheets and statements of operations of certain Crown Media Holdings' foreign subsidiaries are measured using local currency as the functional currency. Revenues, expenses and cash flows of such subsidiaries are translated into United States dollars at the average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses recorded upon the remeasurement of financial assets and liabilities denominated in currencies other than the functional currency of the subsidiary are included in determining net loss for the period.

Net Loss Per Share

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and restricted stock units. Approximately 7.7 million and 1.6 million stock options for the three months ended March 31, 2003 and 2004, respectively, have been excluded from the calculations of diluted earnings per share because their effect would have been antidilutive. Additionally, 10.1 million contingent appreciation certificates issued in conjunction with the private placement of the trust preferred securities have also been excluded from the calculations of diluted earnings per share for the three months ended March 31, 2003, as their effect would have been antidilutive.

Stock-Based Compensation, Employee Incentives and Retention

        The Company accounts for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price of the underlying stock options. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. SFAS No. 148 requires certain additional disclosures of the estimated fair value of stock-based compensation. Such estimated fair value is determined through the use of the Black-Scholes option pricing model. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.

        In April 2003, the Company's Board of Directors approved actions to provide additional incentives to encourage retention of its employees. Crown Media Holdings' then outstanding stock options held by employees had exercise prices significantly above the current market value of its Class A common stock. The Company made an offer in May 2003 to senior management and vice presidents, totaling approximately 55 persons, to exchange their options for restricted stock units ("RSUs"). The exchange ratio was one RSU for every 2.5 options for shares of the Company's Class A common stock, resulting in a total of 5,126,732 options exchanged for 2,050,693 RSUs. Each RSU, upon vesting, represents the right to receive one share of Class A common stock or the value of the share in cash at the time of vesting. The RSUs vest over three years in one-third increments on the anniversary of the grant date each year. The Company's Board may determine, at its discretion, whether the payment is made in common stock or cash for each of the one-third increments. As a result of the Board's decision to settle the first one-third increment in cash, Crown Media Holdings is recording compensation expense based on the fair value of the common stock required to settle the RSUs at each reporting period end during the vesting period of the RSUs. Such compensation expense is calculated using variable plan accounting. The Company recorded $2.3 million of compensation expense associated with the RSUs during the three months ended March 31, 2004, which has been recorded as an accrued liability in the accompanying consolidated balance sheet and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. Options for 279,254 shares of common stock that were not exchanged are also subject to variable plan accounting in which compensation is remeasured at each reporting date until the options are exercised, expire unexercised or are forfeited. No compensation expense was recorded related to the unexchanged options for three months ended March 31, 2004, as the price of the Company's Class A common stock on March 31, 2004, was less than the exercise price of the underlying unexchanged options.

        In addition, the Company's Board immediately vested the stock options of all employees below the vice-president level who held options at the end of May 2003 and granted them a right to receive a future cash payment of $1.00 for each outstanding option held by the employee. The immediate vesting of the employees' stock options created a new measurement date which required the Company to record stock compensation expense, if any, for the excess of the Company's stock price on the measurement date over the underlying stock options' exercise price. Since the price of the Company's Class A common stock on the measurement date was less than the exercise price of all of the stock options owned by the employees, no compensation expense was recorded under APB 25. However, the June 2004 cash payments totaling $344,386 is contingent upon each respective employees' continuous employment through that date. As a result, the Company is recording compensation expense from June 2003 through May 2004 as the compensation is earned. For the three months ended March 31, 2004, $80,000 of compensation expense was recorded related to this obligation, which has been included in accrued liabilities in the accompanying consolidated balance sheet.

        Had compensation expense for these plans been determined consistent with SFAS No. 123, Crown Media Holdings' net loss and loss per share would have been increased to the following pro forma amounts for the three months ended March 31, 2003 and 2004:

Pro Forma Effects
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2004
Net loss	$(46,690)	$(41,476)
Pro forma stock options expense at estimated fair value	(1,681)	(677)
Stock plan expense included in net loss	3	—

Pro forma net loss	$(48,368)	$(42,153)

Weighted average shares	104,465	104,533

Pro forma net loss per share, basic and diluted	$(0.46)	$(0.40)

        There were no stock options granted during 2003 or during the three months ended March 31, 2004.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Crown Media Holdings to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates employed by the Company are as follows.

        The Company estimates and records the level of subscriber fees one month in advance based upon the actual prior month's subscriber levels. The Company's advertising revenue is heavily reliant upon third party ratings estimates to determine the quantity of advertising delivered to viewers.

        When multiple films are sold under a single arrangement, in order to properly recognize revenue when each license fee commences, the Company must estimate the relative fair value of each film and allocate the total contracted price to the different films in the arrangement. The Company's estimation of relative fair value uses similar information as is used in its annual third party valuation of its film assets.

        The Company has established an allowance for doubtful accounts based upon historical charge-off experience. Periodically, management analyzes the attributes of the accounts which management has written-off during the period and adjusts the allowance percentages management applies to its aged receivable balances.

        The initial recoverability of subscriber acquisition fees is evaluated by projecting the incremental subscriber fee and advertising revenue attributable to the incremental subscribers obtained through the distribution agreement. This analysis includes significant judgment and estimation by management in terms of the estimated incremental advertising per subscriber.

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

Fair Value

        The carrying amounts of financial instruments, including amounts payable and receivable, are reasonable estimates of their fair values because of their short-term nature. The interest rates on the bank credit facility and the line of credit with HC Crown are variable and/or reset periodically, therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates. The carrying amount of the senior unsecured note to HC Crown approximates fair value at March 31, 2004, as the prime rate has not changed since the issuance of the senior unsecured note. The company obligated mandatorily redeemable preferred interest was revalued to its fair value as of July 1, 2003, upon adoption of SFAS No. 150 and its carrying amount approximates its fair value at March 31, 2004, since Crown Media United States' estimated weighted-average cost of capital has not significantly changed since July 1, 2003.

Reclassifications

        Certain reclassifications have been made to conform prior periods' data to the current presentation.

3.     Reorganization

        In October 2002, the Company began reorganizing its operations in order to concentrate its efforts on the Hallmark Channel in the U.S. and in its more successful international markets. The Company completed decentralizing many oversight and non-technical support functions formerly located in the Company's U.S.-based offices and transferred those responsibilities to regional staff. In Latin America, the Company entered into an agreement with a local distribution partner, Pramer S.C.A., who is now responsible for the day-to-day operations of the Hallmark Channel in this region. At the completion of the reorganization in April 2003, the Company's workforce was reduced by approximately 30% or 130 positions. Accordingly, the Company recorded a reorganization charge of $28.8 million during the fourth quarter of 2002. This charge was comprised of a charge of $5.5 million for severance costs and charges of $23.3 million related to exit costs for satellite, transponder and facility leases.

        The following table displays the activity and balances of the reorganization accrual account from December 31, 2002, to March 31, 2004, which have been included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

	Severance	Facilities Leases	Satellite and Transponder Leases	Total
	(In thousands)
Balance at December 31, 2002	$3,395	$1,651	$21,113	$26,159
Additions due to accretion	—	61	692	753
Additions due to adjustments to estimates	—	—	1,194	1,194
Deductions due to settlement of contract(1)	—	—	(2,951)	(2,951)
Deductions due to payments	(3,391)	(189)	(6,537)	(10,117)

Balance at December 31, 2003	$4	$1,523	$13,511	$15,038
Additions due to accretion	—	—	22	22
Deductions due to payments	—	(67)	(923)	(990)

Balance at March 31, 2004 (unaudited)	$4	$1,456	$12,610	$14,070

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

4.     Program license fees

        Program license fees are comprised of the following:

	As of December 31, 2003	As of March 31, 2004
		(unaudited)
	(In thousands)
Hallmark Entertainment Distribution	$112,069	$113,343
NICC	1,885	8,126
Other affiliates	5,906	5,906
Non-affiliates	242,329	251,134

Program license fees, at cost	362,189	378,509
Accumulated amortization	(115,696)	(135,887)

Program license fees, net	$246,493	$242,622

        Programming costs for the three months ended March 31, 2003 and 2004, were $23.4 million and $29.8 million, respectively. Amortization of program license fees, included as a component of programming cost in the accompanying consolidated statements of operations, was $23.8 million and $29.6 million for the three months ended March 31, 2003 and 2004.

        At both December 31, 2003, and March 31, 2004, $4.8 million of program license fees were included in prepaid and other assets on the accompanying consolidated balance sheets since the airing windows had not begun but payment had been made.

        License fees payable are comprised of the following:

	As of December 31, 2003	As of March 31, 2004
		(unaudited)
	(In thousands)
Hallmark Entertainment Distribution	$90,609	$95,221
NICC	291	4,210
Non-affiliates	169,810	152,686

Total license fees payable	260,710	252,117
Less current maturities	(118,391)	(115,820)

Long-term license fees payable	$142,319	$136,297

5.     Property and Equipment

        Property and equipment are comprised of the following:

	As of December 31, 2003	As of March 31, 2004	Life (In years)
		(unaudited)
	(In thousands)
Technical equipment and computers	$40,927	$41,542	3-5
Leased asset	13,252	13,252	8
Furniture, fixtures and equipment	2,182	2,201	5
Leasehold improvements	11,369	11,434	3-7
Construction-in-progress	812	270

Property and equipment, at cost	68,542	68,699
Accumulated depreciation and amortization	(39,307)	(42,029)

Property and equipment, net	$29,235	$26,670

        Depreciation and amortization expense related to property and equipment was $2.8 million and $2.7 million for the three months ended March 31, 2003 and 2004, respectively. Software and other intangible assets, net of accumulated amortization, of $4.6 million and $4.2 million as of December 31, 2003, and March 31, 2004, respectively, have been included in prepaids and other assets in the accompanying consolidated balance sheets.

6.     Credit Facility

        In connection with the completion of the purchase of the film assets, Crown Media Holdings entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to Crown Media Holdings a five-year $320.0 million secured credit facility. The credit facility includes a term loan of $100.0 million and a revolving line of credit of $220.0 million, up to $20.0 million of which can be letters of credit issued at the request of Crown Media Holdings. At March 31, 2004, Crown Media Holdings had outstanding borrowings of $310.0 million under the credit facility and there were no letters of credit outstanding. The entire balance is due in 2006 and, therefore, is classified as a non-current liability in the accompanying consolidated balance sheets. This loan is guaranteed by Crown Media Holdings' subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. The Company is obligated to maintain certain financial debt covenants in conjunction with the credit facility. At March 31, 2004, the Company was out of compliance with the trailing twelve-month EBITDA covenant (as defined), but the Company obtained a waiver of compliance from the bank syndicate subsequent to quarter end (see note 9).

        Interest expense on borrowings under the credit facility for the three months ended March 31, 2003 and 2004, was $3.5 million and $3.1 million, respectively.

7.     Related Party Transactions

Senior Unsecured Note

        In August 2003 the Company issued a senior unsecured note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company's outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

        The senior unsecured note payable to HC Crown does not require cash interest payments for four years. Instead, the principal amount of the senior unsecured note accretes at 10.25% per annum,

compounding semi-annually, to $596.6 million on August 5, 2007. From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the senior unsecured note to HC Crown. The note matures on August 5, 2011, and is callable by Crown Media Holdings at any time after August 5, 2004, without penalty. At December 31, 2003, $400.0 million of principal and $17.1 million of accreted interest were included in the senior unsecured note payable in the accompanying consolidated balance sheet. At March 31, 2004, $400.0 million of principal and $27.7 million of accreted interest were included in the senior unsecured note payable in the accompanying consolidated balance sheet. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company's stock, investments in other parties and the incurrence of liens on the Company's assets. As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which is being amortized as additional interest expense over the term of the note payable.

Demand Notes

        On December 14, 2001, the Company executed a demand promissory note with a maturity date of December 21, 2007, in the amount of $75.0 million payable to HC Crown. This note replaced the promissory note previously issued to HC Crown dated September 28, 2001. This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent, payable quarterly. At both December 31, 2003, and March 31, 2004, borrowings under the note were $75.0 million. Accrued interest on the note of $2.7 million and $3.4 million as of December 31, 2003, and March 31, 2004, respectively, is included in interest payable to HC Crown on the accompanying consolidated balance sheets.

Tax Sharing Agreement

        On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the "Tax Sharing Agreement"). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from past tax losses and will benefit from future federal tax losses, which may be generated by Crown Media Holdings. Based on the Tax Sharing Agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized or realizable by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer. Under the Tax Sharing Agreement, at Hallmark Cards' option, the balance of the 25% in federal tax benefits may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. As of March 31, 2004, Hallmark Cards has not exercised this option.

        The Company received $49.4 million under the Tax Sharing Agreement during 2003. The Company received $14.3 million under the Tax Sharing Agreement during the three months ended March 31, 2004. These receipts have been recorded as an addition to paid-in capital in the accompanying consolidated balance sheet.

Costs Incurred on Crown Media Holdings' Behalf

        Since inception, Hallmark Entertainment has at times paid certain costs on behalf of Crown Media Holdings. For the three months ended March 31, 2003, the Company paid $845,000 to Hallmark Entertainment as a reimbursement of such costs. No amounts were reimbursed to Hallmark Entertainment during the three months ended March 31, 2004. Unreimbursed costs of $670,000 and

$1.2 million are included in payable to affiliates in the accompanying consolidated balance sheets as of December 31, 2003, and March 31, 2004, respectively.

Services Agreement with Hallmark Cards

        Crown Media Holdings entered into an Intercompany Services Agreement with Hallmark Cards, which was effective January 1, 2003, under which Hallmark Cards agreed for a term of three years to provide Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services. Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. At December 31, 2003 and March 31, 2004, unpaid accrued service fees and unreimbursed expenses of $6.8 million and $7.0 million, respectively, have been included in payable to affiliates in the accompanying consolidated balance sheets.

Film Asset Services Agreement with Hallmark Entertainment

        The Company entered into a film asset services agreement with Hallmark Entertainment, under which Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company's film assets. The services agreement expires on December 31, 2006, subject to cancellation by either party after the first or second year. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. Crown Media Holdings paid $375,000 to Hallmark Entertainment during both of the three months ended March 31, 2003 and 2004. At both December 31, 2003, and March 31, 2004, unpaid accrued service fees of $375,000 were included in payable to affiliates in the accompanying consolidated balance sheet.

Trademark Agreement with Hallmark Cards

        Crown Media United States, Crown Media International and Crown Entertainment have trademark license agreements with Hallmark Cards and Hallmark Licensing, Inc. for use of the "Hallmark" mark for the versions of the Hallmark Channel distributed both in the United States and internationally and for the Hallmark Movie Channel. These trademark license agreements expire on September 1, 2004.

Program License Agreements with Hallmark Entertainment Distribution

        Crown Media International has a program license agreement with Hallmark Entertainment Distribution dated January 1, 2001. The agreement expires on December 31, 2005, subject to a renewal through December 31, 2010. Under the terms of the agreement, Crown Media International has the exclusive right to exhibit Hallmark Entertainment Distribution produced programming in the territories in which Crown Media International operates during three 18-month windows. Crown Media International also has the exclusive right to exhibit programming in markets where it does not currently operate, if it elects to distribute the Channel in those markets, subject to any agreement between Hallmark Entertainment Distribution and a third party existing at the time Crown Media International launches the Channel in those markets. In addition, under the agreement, Hallmark Entertainment Distribution is generally obligated to sell to Crown Media International all of the programming it produces and Crown Media International is obligated to purchase up to 50 programs produced per year during the term of the agreement.

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

        If either Crown Media United States or Crown Media International sub-licenses any licensed program to a third party, they must equally share with Hallmark Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Company. The Company did not sub-license any licensed programs to third parties during the three months ended March 31, 2003 and 2004. Amounts due to Hallmark Entertainment Distribution as a result of these sub-licensing agreements have been included in license fees payable to affiliates in the accompanying balance sheets as noted below.

        Programming costs related to the Hallmark program agreements were $5.8 million and $7.8 million, respectively, for the three months ended March 31, 2003 and 2004. As of December 31, 2003, and March 31, 2004, $90.6 million and $95.2 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets.

Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

        VISN owns a $25.0 million company obligated mandatorily redeemable preferred interest in Crown Media United States (the "preferred interest") issued in connection with an investment by Crown Media International in Crown Media United States. On November 13, 1998, HEN Domestic Holdings, Inc., a wholly-owned subsidiary of Crown Media International, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States, which agreement was further amended on February 22, 2001 and January 1, 2002 (the "company agreement").

        Under the company agreement, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of: (i) such excess net profits; (ii) $5.0 million; or (iii) the amount equal to the preferred liquidation preference on the date of redemption. Crown Media United States may voluntarily redeem the preferred interest at any time, however, it is obligated to do so on the date of redemption (December 31, 2010). Due to the mandatory redemption provision of the preferred interest, on July 1, 2003, the preferred interest was remeasured at fair value and reclassified to non-current liabilities in accordance with the provisions of SFAS No. 150.

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

        Pursuant to additional amendments effective January 1, 2002, and January 1, 2004, Crown Media United States agreed to advance NICC $3,000,000 in each of 2002, 2003 and 2004 to help fund NICC's cost of expanding its production operations to produce the aforementioned programming. This advance will be recovered from the license fees payable for this programming. These expenses are included as components of affiliate programming costs in the accompanying consolidated statements of operations.

        During the three months ended March 31, 2003 and 2004, Crown Media United States paid NICC in the aggregate of $4.4 million and $3.5 million, respectively, related to the company agreement.

8.     Operations in Different Geographic Areas

        Information relating to Crown Media Holdings' operations in different geographic regions is set forth in the following table.

	Revenue from Unrelated Entities	Revenue from Related Entities	Operating Loss	Identifiable Assets
	(In millions)
Three months ended March 31, 2003:
Domestic	$19.4	$0.4	$(14.9)	$617.6
International	18.7	—	(8.4)	88.3
Film distribution	3.5	—	(4.7)	796.2

Consolidated total	$41.6	$0.4	$(28.0)	$1,502.1

Guaranteed preferred beneficial accretion			(11.1)
Interest expense			(7.3)

Loss before income taxes			$(46.4)

Three months ended March 31, 2004:
Domestic	$25.7	$0.4	$(19.8)	$672.8
International	23.9	—	(2.5)	87.8
Film distribution	8.3	—	(2.9)	784.8

Consolidated total	$57.9	$0.4	$(25.2)	$1,545.4

Interest expense			(15.8)

Loss before income taxes			$(41.0)

        British Sky Broadcasting, which is domiciled in the United Kingdom and revenues from which are included in the Company's international segment, accounted for 15% of the Company's consolidated revenues for both the three months ended March 31, 2003 and 2004. No other individual country accounted for 10% of the Company's consolidated revenues. No individual pay television distributor accounted for more than 10% of the Company's consolidated subscribers for the three months ended March 31, 2003 and 2004.

9.     Subsequent Events

        On April 13, 2004, the Company announced that it is exploring strategic alternatives for its international business, which includes international rights to license the film library. These alternatives include, but are not necessarily limited to, a sale or other corporate transaction in an effort to maximize shareholder value. Any sale would, and any other corporate transaction might, require the agreement of existing lenders, including HC Crown.

        The Company has established a retention bonus program for employees who could be affected if Crown Media Holdings' international business is sold, which covers approximately 170 employees. Under the bonus program, if an employee remains with the Company through the date on which a sale of the international business becomes effective or December 31, 2004, or if the Board of Directors decides prior to December 31, 2004, but after July 31, 2004, to not sell the international business, then the employee will receive a retention bonus. If a decision to not sell the international business is made prior to July 31, 2004, no retention bonus will be paid. If a sale of the international businesses does occur, the Company also intends to create a severance plan for affected employees who are not re-employed by the buyer. The severance amounts would be paid in addition to the retention bonus to eligible employees.

        As of March 31, 2004, the Company was not in compliance with the twelve-month trailing EBITDA covenant (as defined) associated with its bank credit facility. On May 4, 2004, the Company amended its bank credit facility and obtained a waiver for this event of non-compliance.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Current Challenges

        The Company faces many challenges in the current domestic and international marketplaces. The domestic cable industry is saturated with channels striving to position themselves on lower analog tiers and on digital platforms of cable TV distributors. The Company has less leverage in the marketplace in regard to tier positioning and advertising sales than many of our competitors since they operate multiple channels while we operate only one channel. Among other things, owners of multiple channels are able to leverage demand for their more popular channels to convince distributors and advertisers to distribute and advertise on their less successful channels. Our ratings and subscribers must continue to grow in future years in order to increase subscriber demand for our Channel and our advertising revenues. The Company strives to obtain additional subscribers by renegotiating distribution agreements, and, as a result, may face increased subscriber acquisition fee payments. The Company also attempts, and has succeeded, in improving its ratings by acquiring new programming and revising its programming schedules to meet the demands of its viewers. A larger audience share results in higher advertising rates, which, in turn, increases revenue. Domestically, we foresee in 2004 an increase in our advertising revenues due to an enhanced programming schedule and growing subscriber counts.

        In the United Kingdom and our Europe Middle East and Africa ("EMEA") market, we have acquired programming attractive to our viewers, much of which has not been previously aired on cable television in the aforementioned markets. We expect this programming to attract additional viewers, resulting in increased ratings. In our Latin American and Asian markets, our primary focus is to manage our investment, minimize our programming expenditures through the use of our film assets, expand our subscriber base and thereby command increased subscriber fees and advertising revenue. We face challenges to overcoming the political and economic problems in certain of our international markets. Management continuously evaluates our position in these countries. The Company completed the restructuring of its international segment during 2003 by decentralizing many oversight and non-technical support functions formerly located in the Company's U.S.-based offices and transferring those responsibilities to regional staff. Certain operating expenses decreased because of this action, primarily the ongoing expense related to salaries and leasing transponder space.

        Utilization of our film assets, both through external sales and internal use, is a significant focus of management. This business provides us with a significant, additional source for revenue and cash flow. External demand for our film library assets improved during 2003 and we have seen higher sales with the improvement of the economy and an increase in incentives for our sales force.

        The primary financial and non-financial measures analyzed by management are Adjusted EBITDA (as defined below) and the metrics driving each of our revenue lines such as: subscriber counts, advertising rates, domestic ratings and ratings for certain international markets, and demographics of our viewing audiences.

  Cash Flow

        Our management is striving to increase cash flows in 2004 and future years through the sale of advertising and ongoing cost management. The Company has a goal of being cash flow positive and Adjusted EBITDA positive for the full year of 2004, barring unforeseen circumstances. We will continue to monitor expenses, and, potentially, reduce marketing and other general and administrative expenses in 2004 to meet our cash flow goals. If our cash flow improves, we will also focus in the future on repaying borrowings under our bank credit facility. Our present plan includes the expansion of our line of credit in 2004 and the refinancing of the bank credit facility during 2006 as well as the HC Crown line of credit.

        Significant uses of cash during first quarter 2004 were for program acquisitions in primarily our domestic and United Kingdom markets. The Company also paid subscriber acquisition fees resulting from distribution agreements renegotiated in 2003 and prior years. Attainment of certain subscriber levels will also cause an increase in subscriber acquisition fee payments in future years, but, as many of our more significant distribution agreements expire in 2007, we do not foresee significant subscriber acquisition fee payments until after 2007.

  International Business

        For information on the Company's exploration of strategic alternatives for its international business, see Note 9 of the Notes to Consolidated Financial Statements.

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

  •
  the packaging arrangements for the Channel; and

  •
  other commercial terms such as granting the distributor exclusivity to carry our Channel (only in territories outside the U.S.) and length of the contract term.

        In some circumstances, international distributors provide minimum revenue guarantees.

        We are in continuous negotiations with both our existing distributors and new distributors to increase our subscriber base in order to enhance our advertising results. In the United States, we are often subject to requests by distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. In both domestic and international markets we also may help fund the distributors' efforts to market our Channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue will continue to be negatively affected by subscriber acquisition fee amortization, waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels; however, we believe that as a result of these measures, our subscriber counts will increase which in turn will allow us to attract additional advertisers and command higher advertising rates.

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

        Subsequent to the end of the quarter, the Company executed an agreement with an Italian satellite broadcaster for the return of the Channel to Italy commencing the third or quarter of 2004.

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

        Our subscriber count depends on the number of distributors carrying the Hallmark Channel and the size of such distributors as well as the program tiers on which our Channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers domestically and internationally as promotional periods end or a distributor arrangement is amended or is terminated by us or the distributor. Changes to distribution arrangements in 2004 have been minor. Management analyzes the estimated effect each new or amended distribution agreement will have on revenues and costs. Based upon these analyses, management endeavors to achieve a fair combination of subscriber commitments and subscriber acquisition fees with each of our domestic distributors.

  Advertising

        Advertising sales generally are made on the basis of a price per advertising spot or per unit of audience measurement (for example, a ratings point). Thus, our advertising revenues are heavily dependent on third parties ratings of the persons viewing our Channel. Prices vary on a market-by-market basis. Rates differ among markets depending on audience demographics.

        In markets where regular audience measurements are available, our advertising rates are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed investment level by the advertiser. In these countries, we commit to provide advertisers certain rating levels in connection with their advertising. Revenue is recorded net of estimated delivery shortfalls, which are usually settled by providing the advertiser additional advertising time. In other less sophisticated markets, our advertising rates are calculated on the basis of cost per advertising spot or package of advertising spots, and the price varies by audience level expected (but not measured) during a particular time slot. This is the predominant arrangement in the countries outside the United States in which we sell advertising time. Advertising rates also vary by time of year due to seasonal changes in television viewership.

  Film Licensing

        Crown Media Distribution generates revenue from the film assets by granting licenses to exhibit the films to third parties. We are also using the films as programming for our Channel. Customers for our film assets consist of other television channels, home video distributors and brokers who resell rights to our film assets in various international markets. License fees for our film assets are generally negotiated based upon the size of the potential audience who will be viewing the programming.

Cost of Services

        Our cost of services consists primarily of program license fees, amortization of our film assets; subscriber acquisition fee expense; the cost of signal distribution; dubbing and subtitling programming for foreign audiences; administration, distribution and other exploitation of our film assets; and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing markets and third party programming to support our advertising strategy. We expect the cost of services to increase in 2004 as compared to 2003 because of the following: we intend to acquire or use a greater amount and variety of quality programming as a part of our efforts to continue the increases in our ratings; the amortization of film assets will increase when sales of those assets increase; and we anticipate higher levels of subscriber acquisition fee amortization as result of incremental increases in the distribution of our Channel.

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

        For information regarding use of estimates, accounting treatment and accounting policies concerning revenue, subscriber acquisition fees, program license fees, subtitling and dubbing, film assets, property and equipment, accounting for previously outstanding trust preferred securities, goodwill and intangible assets, taxes on income, stock-based compensation, the 2002 reorganization and recently issued accounting pronouncements, please see the Notes to Consolidated Financial Statements.

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

        Advertising revenues are recognized as earned in the period in which the advertising is telecast and are generally billed monthly. If uncertainty as to the collectibility of this revenue exists, the revenue is recognized on a cash basis. Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. In certain markets, delivery of advertising is determined based upon data received from third parties who measure the ratings of our Channels. The ratings information drives our calculations of impressions delivered which in turn drives the amount of revenue we recognize from each advertising spot. Our advertising revenue is therefore heavily reliant upon these third party ratings estimates to determine the quantity of advertising delivered to viewers.

        Revenue from film asset licensing agreements is recognized when an agreement is executed, the film is available for exhibition by the licensee, the license fee is fixed or reasonably determinable, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. When multiple films are sold under a single arrangement, in order to properly recognize revenue when each license period commences, we must estimate the relative fair value of each film and allocate the total contracted price to the different films in the arrangement. Our estimation of relative fair value uses similar information as is used in our annual third party valuation of our film assets.

        The Company records revenue from certain foreign countries only when the cash is received due to the uncertainty regarding collection.

Allowance for Doubtful Accounts

        The Company has established an allowance for doubtful accounts based upon historical charge-off experience. Periodically, we analyze the attributes of the accounts which we have written-off during the period and adjust the allowance percentages we apply to our aged receivable balances. As noted previously, for revenue generated in certain countries in which economic factors lead us to believe that collectibility of these revenues is not reasonably assured, we recognize such revenue as it is received in cash.

Subscriber Acquisition Fees

        Crown Media United States has distribution agreements with every major cable distributor in the United States, some of which require the payment of subscriber acquisition fees. The initial recoverability of these subscriber acquisition fees is evaluated by projecting the incremental subscriber fee and advertising revenue attributable to the incremental subscribers obtained through the distribution agreement. This analysis includes significant judgment and estimation by management in terms of the estimated incremental advertising per subscriber.

Film Assets

        The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 10 years from the date of acquisition. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated unrecognized ultimate revenues. Estimated unrecognized ultimate revenues are based on the historical performance of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management.

Effects of Transactions with Related and Certain Other Parties

Hallmark Transactions

        In 2003 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions concern, among other things, programming, trademark licenses, administrative services, a line of credit, a Tax Sharing Agreement and the issuance of a $400.0 million senior unsecured notes.

Tax Sharing Agreement

        In March 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a Tax Sharing Agreement with Hallmark Cards, which was amended at the time the Company issued the senior unsecured note to HC Crown. We account for income taxes as if Crown Media Holdings were a separate taxpayer. Accordingly, Hallmark Cards' ability to use our tax losses does not impact our assessment of the need for a valuation allowance on deferred tax assets, including future tax losses. Any payments received from Hallmark Cards under the Tax Sharing Agreement are recorded as an increase in paid-in capital. During 2003, the Company received $49.4 million under the Tax Sharing Agreement. During the three months ended March 31, 2004, the Company received $14.3 million under the Tax Sharing Agreement. For information regarding the Tax Sharing Agreement, please see Notes 2 and 7 to the Notes to Consolidated Financial Statements.

Senior Unsecured Note

        On August 5, 2003, Crown Media Holdings repurchased all of the outstanding trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million. Funds for this repurchase were obtained from the proceeds from the issuance of a senior unsecured note issued to HC Crown in the amount of $400.0 million. After repayment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the note, approximating $67.3 million, to pay principal, interest and prepayment penalties on its bank revolving credit loans. For information regarding our senior unsecured note, please see Note 7 to the Notes to Consolidated Financial Statements.

NICC License Agreement

        For information regarding our amendment to our license agreement with NICC, please see Note 7 to the Notes to Consolidated Financial Statements.

Pramer Agreement

        On January 30, 2003, Crown Media International entered into an agreement with Pramer S.C.A., a wholly-owned subsidiary of Liberty Media Corporation, under which Pramer provides affiliate and advertising sales representation services, as well as programming, production and technical services in connection with the distribution of the Hallmark Channel in Central and South America. Pramer receives a 35% commission on advertising sales and a 20% commission on affiliate sales and is reimbursed for its costs of providing production and technical services. The agreement with Pramer will terminate on December 31, 2005, unless certain early termination rights arise and are exercised. One of our Board members, David Koff, is a Senior Vice President of Liberty Media Corporation, one of our significant investors.

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for three months ended March 31, 2003 and 2004, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percent Change
	Three Months Ended March 31,
			2004 vs. 2003
	2003	2004
	(in thousands)
Revenues:
Subscriber fees	$16,026	$19,959	25%
Advertising	22,359	30,005	34%
Film asset license fees	3,539	8,347	136%
Other revenue	34	22	-35%

Total revenues	41,958	58,333	39%
Cost of Services:
Programming costs	23,443	29,827	27%
Amortization of film assets	6,777	9,982	47%
Subscriber acquisition fee amortization expense	5,996	5,941	-1%
Operating costs	11,677	12,793	10%

Total cost of services	47,893	58,543	22%
Selling, general and administrative expense	16,588	19,221	16%
Marketing expense	5,439	5,783	6%

Loss from operations	$(27,962)	$(25,214)	-10%

Other Data:
Net cash used in operating activities	$48,343	$19,801	-59%
Capital expenditures	$832	$121	-85%
Net cash provided by financing activities	$56,100	$23,922	-57%
Adjusted EBITDA(1)	$(10,137)	$(3,009)	-70%
Total domestic day household ratings(2)(4)	0.446	0.640	43%
Total domestic primetime household ratings(3)(4)	0.680	0.882	30%
Total subscribers at quarter end:
Hallmark Channel—International	54,453	57,254	5%
Hallmark Channel—U.S.	51,277	57,586	12%

Total subscribers	105,730	114,840	9%

(1)
See reconciliation of Adjusted EBITDA below.

(2)
Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(3)
Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(4)
These Nielsen ratings are for the time period January 1 through March 31.

        Crown Media Holdings evaluates operating performance based on several factors, including Adjusted EBITDA. Our measure of Adjusted EBITDA differs from the normal definition of EBITDA (earnings before interest, taxes, depreciation and amortization) used by most companies. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, subscriber acquisition fee amortization and amortization of film assets. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our company on an ongoing basis using criteria that is used by other companies in our industry and investment bankers and analysts who track our industry. We believe that Adjusted EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance and allows our management and investors to readily view operating trends, perform analytical comparisons and benchmark our company to similar companies in our industry. Adjusted EBITDA is used by our management to monitor segment operations and to determine the allocation of resources to segments. Our credit facility also contains covenants that are based on an adjusted EBITDA measure. Consequently, management views Adjusted EBITDA as a critical measure of our operating performance to meet our debt covenants and monitors this measure closely. We disclose Adjusted EBITDA so that our investors can have some of the same information available to our management to evaluate their investment in our Company. We believe that Adjusted EBITDA provides an indication of the Company's ability to generate cash flows from operating activities since the majority of our non-cash expenses are excluded from our calculation of Adjusted EBITDA. A significant portion of the Company's cost structure relates to the amortization of film assets and subscriber acquisition costs, which are significant non-cash charges. The cash costs of acquiring film assets and adding subscribers are essentially discretionary expenditures. The adjusted EBITDA calculation allows the Company to assess how much is available to pay debt service and gives a further indication of how much remains to fund discretionary expenditures such as the acquisition of film assets or additional subscriber base. However, Adjusted EBITDA should be considered in addition to, not as a substitute for, historical operating income or loss, net loss, cash flow from operations and other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

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

Adjusted EBITDA to net loss and to net cash used in operating activities of Crown Media Holdings and its subsidiaries.

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Net loss	$(46,690)	$(41,476)
Amortization of film assets	6,777	9,982
Subscriber acquisition fee amortization expense	7,440	8,627
Depreciation and amortization	3,608	3,596
Guaranteed preferred beneficial interest expense	11,047	—
Interest expense and accretion	7,342	15,787
Income tax provision	339	475

Adjusted earnings before interest, taxes, depreciation and amortization	$(10,137)	$(3,009)

Restricted stock unit and stock-based compensation	3	2,339
Programming, subtitling and dubbing amortization	24,794	30,845
Provision for allowance for doubtful account	1,328	1,317
Changes in operating assets and liabilities:
Additions to program license fees	(45,115)	(26,143)
Additions to subscriber acquisition fees	(860)	(4,775)
Change in subscriber acquisition fees payable	(10,530)	2,239
Interest paid	(5,243)	(3,514)
Income taxes paid	(339)	(475)
Changes in other operating assets and liabilities, net of adjustments above	(2,244)	(18,625)

Net cash used in operating activities	$(48,343)	$(19,801)

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

  Revenue.

        Our revenue, which is comprised of subscriber fees, advertising and film asset license fees, increased 39% for the three months ended March 31, 2004. Our 25% increase in subscriber fee revenue for the three months ended March 31, 2004, was a result of increased distribution internationally and the expiration of free carriage periods for certain of our domestic distributors. Subscriber acquisition fee expense recorded as a reduction of revenue was $2.7 million for the three months ended March 31, 2004, and $1.4 million for the comparable period in 2003. Although the number of subscribers to the Hallmark Channel increased as of March 31, 2004, compared to March 31, 2003, subscriber revenue was also affected by a number of other, offsetting factors, including discounts for new subscribers, and the waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels. Subscribers have increased as a result of amended agreements in the United States and the United Kingdom. Eighty-eight percent of subscriber fee revenue for the three months ended March 31, 2004, and 91% of subscriber fee revenue for the three months ended March 31, 2003, respectively, was earned internationally. Subscriber fee revenue was $2.4 million for the domestic Hallmark Channel for the three months ended March 31, 2004, and $1.5 million for the three months ended March 31, 2003. Certain of our international subscriber fee rates have and will continue to decrease as we renew distribution agreements, which may provide for lower per subscriber rates than under previous agreements. International fees per subscriber are also expected to experience continuing downward pressure in the future due to the competitive nature of the industry, the growth of digital cable, the shift in the industry in certain more developed countries from an emphasis on subscriber fees revenue to advertising revenue, and the economic turbulence in certain of our markets. We anticipate that the decrease in fees per subscriber internationally will not result in a material decrease in international subscriber fee revenue, however, due to anticipated increases in the number of subscribers to the Channels.

        The increase in advertising revenue reflects the following during 2004: the 9% growth in domestic and international subscribers; higher ratings in the United States; higher advertising rates resulting from the increase in distribution and viewership; and expanded sales of advertising time primarily in the United States. Our domestic advertising revenue increased to $23.7 million for the three months ended March 31, 2004, compared to $18.3 million for the three months ended March 31, 2003. Additionally, the number of advertisers on our domestic Channel rose from 205 at March 31, 2003, to 300 at March 31, 2004. Our international advertising revenue, primarily from the United Kingdom, increased to $6.3 million for the three months ended March 31, 2004, compared to $4.1 million for the three months ended March 31, 2003 due to a rate increase per the terms of the contract.

        Among the 52 ad-supported cable channels in the United States market, the Hallmark Channel ranked 9th in total day with a 0.6 household rating for the first quarter of 2004 and 15th for primetime with a 0.9 household rating for the same quarter based on Nielsen ratings.

        The increase in film asset licensing fees earned during 2004 is due to the improved market demand for library product and certain deals with repeat customers. As demand for our product increased, we have focused our selling effort on a small number of larger customers.

        Cost of services.    Cost of services as a percent of revenue decreased to 100% in 2004, as compared to 114% in 2003. This decrease was primarily due to our increase in total revenue discussed above and the changes in operating expenses explained below.

        Total programming costs for the three months ended March 31, 2004, increased 27% due to the increased costs associated with acquiring higher quality programming for our domestic and United Kingdom Channels in 2003, for which the expense continues to be recognized over the programming rights window. For example, in September 2003, we added three series to our domestic programming schedule: MASH, Matlock and Little House on the Prairie. The increase in amortization of film assets was primarily due to increased sales during the three months ended March 31, 2004.

        Operating costs for the three months ended March 31, 2004, increased $918,000 due to increases in outside services expense resulting from an increase in international revenue during the period.

        Selling, general and administrative expense.    The primary reason for the increase in this expense was that we recorded compensation expense of $2.3 million related to our RSUs for the three months ended March 31, 2004. We commenced recording compensation expense for our RSUs in June 2003. Our general and administrative expense may increase in 2004 because of our retention bonus program described in Note 9 of the Notes to Consolidated Financial Statements, depending upon the results of exploring strategic alternatives for our international business.

        Loss from Operations.    Loss from operations for the three months ended March 31, 2004, was $25.2 million, which was comprised of a loss from operations of our domestic segment of $19.8 million, a loss from operations of our international segment of $2.5 million, and a loss from operations of our film distribution segment of $2.9 million. Loss from operations for the three months ended March 31, 2003, was $28.0 million, which was comprised of a loss from operations of our domestic segment of $14.9 million, a loss from operations of our international segment of $8.4 million, and a loss from operations of our film distribution segment of $4.7 million.

        Guaranteed preferred beneficial interest accretion.    This expense related to future obligations on our debentures issued on December 17, 2001, in connection with the trust preferred securities of Crown Media Trust. The 2003 expense only included guaranteed preferred beneficial interest accretion for a partial year due to the repurchase of our preferred securities on August 5, 2003.

        Interest expense.    Interest expense increased for the three months ended March 31, 2004, compared to March 31, 2003, by $8.4 million. This increase was primarily due to interest on our $400.0 million senior unsecured note payable commencing August 5, 2003, which amounted to $10.6 million for the quarter ended March 31, 2004.

Liquidity and Capital Resources

        Cash used in operating activities was $19.8 million and $48.3 million for the three months ended March 31, 2004 and 2003, respectively. Cash was used primarily to fund operating expenditures related to net losses of $41.5 million and $46.7 million for the three months ended March 2004 and 2003, respectively. The decrease in cash flow used in operations was primarily due to higher domestic advertising revenue and resulting cash receipts, as well as an increase in film asset sales and a decrease in subscriber acquisition fee payments.

        Cash used in investing activities was $93,000 and $810,000 for the three months ended March 31, 2004 and 2003, respectively. Cash used in investing activities decreased primarily due to expenditures in our Network Operations Center to accommodate the launch of our domestic Channel in the first quarter 2003 and our new domestic and international Channel websites being placed into service during that period.

        Cash provided by financing activities was $23.9 million and $56.1 million for the three months ended March 31, 2004 and 2003, respectively. During the quarters ending March 31, 2004 and 2003, we received proceeds of $14.3 million and $10.7 million, respectively, from our Tax Sharing Agreement with Hallmark Cards. We borrowed $49.5 million under our line of credit with HC Crown to meet our operating demands during the first quarter of 2003 and $10.0 million during the first quarter of 2004 under our bank credit facility.

        The following table aggregates all of our contractual commitments as of March 31, 2004.

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$310.3	$0.3	$310.0	$—	$—
Company Obligated Mandatorily Redeemable Preferred Interest	25.0		7.6	10.0	7.4
HC Crown Line of Credit	75.0		—	75.0
Senior Unsecured Noted to HC Crown, including accretion	596.6	—	—	—	596.6
Capital Lease Obligations	31.7	2.4	5.8	6.2	17.3
Operating Leases	58.8	14.9	22.5	14.5	6.9
Other Obligations
Program license fees payable to non-affiliates and NICC	156.9	80.8	54.5	21.6	—
Program license fees payable to Hallmark Entertainment Distribution	95.2	35.0	60.2	—	—
Program license fees payable for future windows	180.5	78.7	69.1	18.6	14.1
Subscriber acquisition fees(a)	12.2	12.1	0.1	—	—
Payable to Hallmark Entertainment Holdings(b)	52.1	—	52.1	—	—
Payable to Hallmark Entertainment(b)	47.9	—	47.9	—	—

Total Contractual Cash Obligations	$1,642.2	$224.2	$629.8	$145.9	$642.3

(a)
New agreements and amendments to current domestic distribution agreements could significantly increase subscriber acquisition fees payable in the future by a maximum amount of $149.0 million, which would result if 42.0 million additional subscribers were provided with the Hallmark Channel.

(b)
Can only be paid subsequent to repayment of the bank credit facility per agreement.

  Cash Flows

        As of March 31, 2004, the Company had $8.3 million in cash and cash equivalents on hand and $10.0 million available under its bank credit facility. The Company's principal sources of funds are currently cash inflows from operations, cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its bank credit facility. The Company projects that cash inflows from advertising revenue and film asset licensing fees will increase in 2004. The Company anticipates cash inflows from its film assets to be approximately $35.0 million to $40.0 million in 2004 and $35.0 million to $45.0 million in 2005. The Company also believes that since it has a tax sharing agreement with its largest shareholder and since currently only 75% of the tax benefit generated by the Company is being funded, there is potential that future tax sharing payments could become available to the Company at an earlier date than specified in the tax sharing agreement.

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

        As of March 31, 2004, the Company believes that cash flow from its operations, cash on hand, remaining availability under its bank credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to meet its liquidity needs for at least the next twelve months. In addition, we anticipate no additional financing needs in 2004, except we plan to increase the maximum amount available under our bank line of credit. However, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company's distribution agreements, an economic decline in the advertising market, an increase in competition or other adverse operating conditions will impact the Company's ability to achieve its projected operating results. If the projected operating results are not achieved, the Company may need to obtain additional funding. In any event, in order to provide more liquidity, we may consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities or extension of our bank line of credit. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, including HC Crown.

  Potential Sale of the International Business

        On April 13, 2004, the Company announced that it is exploring strategic alternatives for its international business, which includes the international rights to the film assets. These alternatives include, but are not necessarily limited to, a sale or other corporate transaction in an effort to maximize shareholder value. Any sale would, and any other corporate transaction might, require the agreement of existing lenders, including HC Crown.

Bank Credit Facility; Private Placement and HC Crown Line of Credit

        Our bank credit facility, the HC Crown line of credit and the senior unsecured note to HC Crown are described in detail in Item 7 of Management's Discussion and Analysis of Historical Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2003, and earlier in this Report. As a result of these agreements, we are subject to a number of affirmative and negative covenants.

        Under the Note Purchase Agreement for the senior unsecured note to HC Crown, the Company and its subsidiaries are restricted from, among others, incurring additional indebtedness, repurchasing or otherwise acquiring its own stock and making investments in other parties and incurring additional liens.

Risk Factors and Forward-Looking Statements

        The discussion set forth in this Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings management, as of the date of this Form 10-Q including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as "expects," "anticipates," "believes," or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings' actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed below in this Form 10-Q. Crown Media Holdings will not update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

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

        Both our international and domestic Channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of March 31, 2004, we had an accumulated deficit of approximately $1.0 billion, total stockholders' equity of approximately $286.7 million, goodwill of approximately $314.0 million, and film assets of $741.7 million.

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

        We have a substantial amount of indebtedness. As of March 31, 2004, our total debt was $835.1 million and we had $8.3 million of cash and cash equivalents. In addition, we may borrow additional amounts under our bank credit facility (to supplement the payments received under the tax sharing agreement with Hallmark Cards) to cover the negative cash flow resulting from our current operations. Subject to restrictions under our debt agreements, we may also seek equity or debt financing from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes.

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

        As a result of our acquisitions of all the common interests in Crown Media United States, we have generated a significant amount of goodwill. We ceased the amortization of this acquired goodwill, and we are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders' equity or profitability could be materially adversely affected.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2004, the decline of the fair value of the fixed income portfolio would not be material.

        As of March 31, 2004, our cash, cash equivalents and short-term investments had a fair value of $8.3 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

        The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At March 31, 2004, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three months ended March 31, 2004, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

        We have not used derivative financial instruments for speculative purposes. As of March 31, 2004, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

        Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $8.3 million, or less than 1% of total assets, as of March 31, 2004. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, our bank credit facility, our line of credit with HC Crown and our note payable to HC Crown. The balance of those liabilities was $821.6 million, or 65% of total liabilities, as of March 31, 2004. Net interest expense for the three months ended March 31, 2004, was $15.8 million, 27%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

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

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

        The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except that the Company has engaged a large accounting firm to conduct the internal audit function of the Company.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).
3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1*	Letter Agreement dated April 2, 2004, amending Employment Agreement between Crown Media International, LLC and Russel H. Givens, Jr.
10.2*	Employment Agreement dated as of March 12, 2004, between Crown Media International, LLC and Jeff Henry.
31.1	Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

*
Management contract or compensating plan or arrangement.

(b)
Reports on Form 8-K

        During the quarter ended March 31, 2004, we filed the following Form 8-K report:

  •
  Report filed on February 26, 2004, regarding Items 7 and 12.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date
By:	/s/ DAVID J. EVANS David J. Evans	Director and Principal Executive Officer	May 10, 2004
By:	/s/ WILLIAM J. ALIBER William J. Aliber	Principal Financial and Accounting Officer	May 10, 2004

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).
3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1*	Letter Agreement dated April 2, 2004, amending Employment Agreement between Crown Media International, LLC and Russel H. Givens, Jr.
10.2*	Employment Agreement dated as of March 12, 2004 between Crown Media International, LLC and Jeff Henry.
31.1	Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

*
Management contract or compensating plan or arrangement.