Form 10-Q
period 2004-06-30
CROWN MEDIA HOLDINGS INC
filed 2004-08-09
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of August 2, 2004, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,863,037, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

In this Form 10-Q the terms “Crown Media Holdings” or the “Company,” refer to Crown Media Holdings, Inc.  and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, Crown Media International, LLC (“Crown Media International”), Crown Media United States, LLC (“Crown Media United States”), Crown Media Distribution, LLC (“Crown Media Distribution”), Crown Entertainment Limited (“Crown Entertainment”), and Crown Media Trust (“Crown Media Trust”). The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

The names Hallmark, Hallmark Entertainment and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2003	As of June 30, 2004
		(Unaudited)
ASSETS

Cash and cash equivalents	$4,306	$9,510
Accounts receivable, less allowance for doubtful accounts of $6,703 and $5,985, Respectively	57,839	59,250
Program license fees — affiliates, net of accumulated amortization	27,127	31,299
Program license fees — non-affiliates, net of accumulated amortization	65,571	65,946
Subtitling and dubbing, net of accumulated amortization	2,827	2,723
Receivable from affiliate	12,083	11,873
Prepaid and other assets	15,209	15,885
Total current assets	184,962	196,486
Accounts receivable, net of current portion	5,891	8,809
Program license fees — affiliates, net of current portion	47,748	42,633
Program license fees — non-affiliates, net of current portion	106,047	88,667
Subtitling and dubbing, net of current portion	2,020	1,324
Film assets, net of accumulated amortization	750,737	737,537
Subscriber acquisition fees, net of accumulated amortization	113,196	109,035
Property and equipment, net of accumulated depreciation	29,235	25,073
Goodwill	314,033	314,033
Debt issuance costs, net of accumulated amortization	6,478	5,671
Prepaid and other assets, net of current portion	1,363	1,340
Total assets	$1,561,710	$1,530,608

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2003	As of June 30, 2004
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$34,417	$30,577
Subscriber acquisition fees payable	9,119	18,365
License fees payable to affiliates	30,671	44,931
License fees payable to non-affiliates	87,720	70,185
Payables to affiliates	7,827	11,759
Interest payable to HC Crown	2,655	4,222
Credit facility and interest payable	510	507
Capital lease obligation	1,559	1,626
Deferred programming revenue	2,163	3,174
Total current liabilities	176,641	185,346
Accrued liabilities, net of current portion	18,906	20,526
Subscriber acquisition fees payable, net of current portion	1,500	1,424
License fees payable to affiliates, net of current portion	60,229	60,229
License fees payable to non-affiliates, net of current portion	82,090	67,100
Line of credit payable to HC Crown	75,000	75,000
Payable to Hallmark Entertainment Holdings, Inc.	52,052	52,052
Payable to Hallmark Entertainment, Inc.	47,948	47,948
Senior unsecured note to HC Crown, including accrued interest.	417,083	438,459
Credit facility, net of current portion	300,000	310,000
Capital lease obligation, net of current portion	7,731	6,900
Company obligated mandatorily redeemable preferred interest, including accretion	9,079	10,152
Total liabilities	1,248,259	1,275,136
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; issued and outstanding shares of 73,863,037 as of December 31, 2003 and June 30, 2004	739	739
Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,670,422 as of December 31, 2003 and June 30, 2004	307	307
Paid-in capital	1,308,880	1,332,483
Accumulated other comprehensive income	2,013	2,494
Accumulated deficit	(998,488)	(1,080,551)
Total stockholders’ equity	313,451	255,472
Total liabilities and stockholders’ equity	$1,561,710	$1,530,608

See accompanying notes to unaudited consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)

Revenue:
Subscriber fees, net	$17,864	$20,193	$33,890	$40,152
Advertising	23,321	31,053	45,330	60,708
Advertising by Hallmark Cards	350	444	700	794
Film asset license fees	3,865	4,087	7,404	12,434
Other revenue	23	63	57	85
Total revenue, net	45,423	55,840	87,381	114,173
Cost of services:
Programming costs:
Affiliates	9,987	11,234	18,724	21,833
Non-affiliates	14,087	19,802	28,793	39,030
Amortization of film assets	6,809	5,484	13,586	15,466
Subscriber acquisition fee amortization	6,610	6,091	12,606	12,032
Depreciation and amortization of technical facilities	1,186	1,183	2,371	2,366
Operating costs	11,591	8,253	22,083	19,863
Total cost of services	50,270	52,047	98,163	110,590
Selling, general and administrative expense	12,285	17,801	26,450	34,609
Marketing expense	8,732	8,177	14,171	13,960
Reorganization recovery	—	(279)	—	(279)
Depreciation and amortization expense	2,648	2,317	5,071	4,730
Loss from operations	(28,512)	(24,223)	(56,474)	(49,437)
Guaranteed preferred beneficial accretion	(12,171)	—	(23,218)	—
Interest expense, net	(7,514)	(15,895)	(14,856)	(31,682)
Loss before income taxes	(48,197)	(40,118)	(94,548)	(81,119)
Income tax provision	(1,200)	(469)	(1,539)	(944)
Net loss	$(49,397)	$(40,587)	$(96,087)	$(82,063)
Other comprehensive income (loss):
Foreign currency translation adjustment	635	30	410	481
Comprehensive loss	$(48,762)	$(40,557)	$(95,677)	$(81,582)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,465	104,533	104,465	104,533
Net loss per share, basic and diluted	$(0.47)	$(0.39)	$(0.92)	$(0.79)

See accompanying notes to unaudited consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2003	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,087)	$(82,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,795	103,496
Accretion on guaranteed preferred beneficial interest	22,018	—
Loss on change in fair value of derivative liability	1,200	—
Accretion on convertible debt	5,191	—
Accretion on company obligated mandatorily redeemable preferred interest	—	1,073
Provision for allowance for doubtful accounts	1,566	(11)
Gain on sale of property and equipment	(15)	(98)
Stock-based compensation	323	5,808
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,732)	(4,673)
Additions to program license fees	(65,813)	(44,679)
Additions to subtitling and dubbing	(1,767)	(1,198)
Additions to subscriber acquisition fees	(1,224)	(13,319)
Increase in prepaid and other assets	(474)	(1,870)
Decrease in accounts payable and accrued liabilities.	(11,710)	(38,527)
Increase (decrease) in interest payable	(768)	22,943
Increase (decrease) in subscriber acquisition fees payable	(23,024)	9,796
Increase in license fees payable to affiliates	17,264	14,259
Increase in payables to affiliates	1,007	1,378
Increase (decrease) in deferred revenue	(197)	1,011
Net cash used in operating activities	(73,447)	(26,674)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,781)	(1,206)
Proceeds from disposition of property and equipment	38	140
Net cash used in investing activities	(1,743)	(1,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from tax sharing agreement with Hallmark Cards	21,300	23,600
Borrowings under the HC Crown note payable	70,000	—
Borrowings under the credit facility	—	10,000
Distribution to holders of guaranteed preferred beneficial interest	(7,406)	—
Principal payments under capital lease obligation	(702)	(760)
Net cash provided by financing activities	83,192	32,840
Effect of exchange rate changes on cash	(51)	104
Net increase in cash and cash equivalents	7,951	5,204
Cash and cash equivalents, beginning of period	335	4,306
Cash and cash equivalents, end of period	$8,286	$9,510
Supplemental disclosure of cash and non-cash activities:
Interest paid	$7,706	$6,743
Interest paid on preferred securities	$8,944	$—
Income taxes paid	$1,539	$944

See accompanying notes to unaudited consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2003 and 2004

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its subsidiaries, owns and operates pay television channels (collectively the “Hallmark Channel” or the “Channel”) dedicated to high quality, entertainment programming for adults and families, in the United States and in various countries throughout the world. The international operations of the Hallmark Channel are operated by Crown Media International LLC (“Crown Media International”) and, in the United Kingdom, by Crown Entertainment Limited (“Crown Entertainment”). Crown Media International commenced its operations outside the United States in 1995. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States LLC (“Crown Media United States”). Crown Media International acquired an interest in Crown Media United States in 1998 and as a result of subsequent transactions Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), the National Interfaith Cable Coalition, Inc. (“NICC”), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”).

Liquidity

Cash Flows

As of June 30, 2004, the Company had $9.5 million in cash and cash equivalents on hand and $10.0 million available under its bank credit facility. The Company’s principal sources of funds are currently cash inflows from operations, cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its bank credit facility.

The Company’s principal uses of funds during 2004 are expected to be the payment of operating expenses, payments for licensing of programming and subscriber acquisition fees, and interest payments under its bank credit facility. As part of the Company’s growth strategy, the Company expects to continue making investments in programming and distribution during 2004.

As of June 30, 2004, the Company believes that cash inflows from its operations, cash on hand, remaining availability under its bank credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to meet its liquidity needs for at least the next twelve months. In any event, in order to provide more liquidity, we may consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities or extension of our bank line of credit. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, including HC Crown.

Potential Sale of the International Business

On April 13, 2004, the Company announced that it is exploring strategic alternatives for its international operations and the international rights to its film library, including, but not necessarily limited to, a sale or other corporate transaction in an effort to maximize shareholder value.  Any sale would, and any other corporate transaction might, require the consent of existing lenders, and be subject to other customary conditions. The Company contemplates using any proceeds from any such transaction to pay down its debt and/or other obligations.  The Company can not provide assurance that any such transaction will occur.

2. Summary of Significant Accounting Policies

Interim Financial Statements

In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows, include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Crown Media Holdings, Inc. 2003 Annual Report on Form 10-K.

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

Subscriber acquisition fees are comprised of the following:

	As of December 31, 2003	As of June 30, 2004
		(unaudited)
	(In thousands)
Subscriber acquisition fees, at cost	$191,377	$204,696
Accumulated amortization	(78,181)	(95,661)
Subscriber acquisition fees, net	$113,196	$109,035

As of December 31, 2003, and June 30, 2004, the consolidated balance sheets also reflect subscriber acquisition fees payable of $10.6 million and $19.8 million, respectively. For the three months ended June 30, 2003 and 2004, Crown Media United States made cash payments of $12.8 million and $984,000, respectively, reducing subscriber acquisition fees payable. For the six months ended June 30, 2003 and 2004, Crown Media United States made cash payments of $24.2 million and $3.5 million, respectively, reducing subscriber acquisition fees payable.

Under certain of the agreements with distributors mentioned above, additional subscriber acquisition fees will become payable by the Company if defined incremental subscriber levels are reached. Under certain of the agreements, the Company may also be required to pay substantial marketing support payments, if subscribers exceed proscribed benchmarks, as defined in the respective agreements. These marketing support payments are expensed when it becomes probable that subscribers will exceed such benchmarks.

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

Subtitling and Dubbing

Subtitling and dubbing represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties or the program’s estimated life for programming licensed from Hallmark Entertainment Distribution and the Company’s film assets. Costs related to programming licensed from Hallmark Entertainment Distribution are amortized over a maximum period of 3 years. Amortization expense for subtitling and dubbing costs was $1.2 million and $1.1 million for the three months ended June 30, 2003 and 2004, respectively. Amortization expense for subtitling and dubbing costs was $2.3 million and $2.0 million for the six months ended June 30, 2003 and 2004, respectively.

	As of December 31, 2003	As of June 30, 2004
		(unaudited)
	(In thousands)
Subtitling and dubbing assets, at cost	$7,863	$7,340
Accumulated amortization	(3,016)	(3,293)
Subtitling and dubbing assets, net	$4,847	$4,047

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

Accounting for Trust Preferred Securities

In December 2001, Crown Media Holdings formed a special-purpose entity, Crown Media Trust. Crown Media Trust issued trust preferred securities in Crown Media Trust’s name to investors in a private placement and loaned the proceeds to Crown Media Holdings. This loan was designed so that interest and principal payments matched the dividend and any redemption requirements on the trust preferred securities issued by Crown Media Trust. Interest received by Crown Media Trust from Crown Media Holdings funded distributions to the holders of the preferred securities.

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

Revenue Recognition

Subscriber fees from pay television distributors are recognized each month as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs in accordance with Emerging Issues Task Force (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Subscriber acquisition fee expense is recorded to the extent that the amortization of subscriber acquisition costs exceeds the related revenue earned from the pay television distributor.

Advertising revenues are recognized as earned in the period in which the advertising is telecast and are generally billed monthly in arrears. If the collectibility of this revenue is not reasonably assured with any individual customer, the revenue is not recognized until cash is received. Advertising revenues are recorded net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s broadcasting operations. Customers remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue.

Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon amounts paid in cash for similar advertisements from buyers unrelated to the other party in the barter transaction. When the revenue does not meet the requirements of EITF No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. For each of the three and six months ended June 30, 2003, revenue from advertising barter transactions of $94,000 and the corresponding barter expenses were included as a component of both advertising revenue and marketing expenses in the accompanying consolidated statements of operations. For each of the three and six months ended June 30, 2004, the Company did not record any revenue from advertising barter transactions.

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

Revenues from foreign sources for the three months ended June 30, 2003 and 2004, represented 47% and 40%, respectively, of total revenue. Revenues from foreign sources for the six months ended June 30, 2003 and 2004, represented 46% and 40%, respectively, of total revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Australia, India, Malaysia, Mexico, Philippines, Poland, Singapore, South Africa, South Korea, Taiwan, and the United Kingdom, during all periods presented. The Company records revenue from certain foreign countries only when the cash is received due to the uncertainty regarding collection. For the three months ended June 30, 2003 and 2004, $1.2 million and $396,000, respectively, was invoiced, but not recorded as revenue. For the six months ended June 30, 2003 and 2004, $2.9 million and $597,000, respectively, was invoiced, but not recorded as revenue.

Cost of Services

Cost of services includes signal distribution expenses, depreciation of the Company’s Network Operations Center and amortization of the capital lease for uplink and transponder space, amortization of program license fees, subtitling and dubbing amortization and costs, subscriber acquisition amortization in excess of subscriber revenue and costs, and amortization of film assets.

Film Assets

In September 2001, the Company acquired certain film assets from Hallmark Entertainment Distribution. The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 10 years. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated unrecognized ultimate revenues. The Company’s projections of ultimate revenue regarding sales of certain rights related to its film assets to third parties and anticipated internal use of its film assets are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. The 10-year period used for sales to third parties and internal use commences on the date of acquisition.

The Company reviews the film assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount of the film assets may not be recoverable. If the carrying value of the individual film assets exceeds its fair value, the film assets are written-down to their fair values. On an annual basis, the Company is required by the covenants in its credit agreement to have an outside expert perform a valuation of the film assets. This valuation supported the Company’s determination that the estimated fair value of the film assets exceeded the carrying value at December 31, 2003. A discounted cash flows model is used by the Company and its valuation expert to estimate fair value. Future cash flows are based on the terms of any existing contractual arrangements plus the projected cash inflows from future license sales. The Company and its valuation expert considered the following factors, among others, in estimating future cash inflows for a film:  (a) if previously released, the film’s performance in historical markets, (b) the public’s perception of the film’s story, cast, director, or producer, (c) historical results of similar films, (d) historical results of the cast, director, or producer on prior films, and (e) running time of the film.  In estimating a film’s fair value, the Company and its valuation expert consider those cash outflows necessary to generate the film’s cash inflows.  Therefore, future exploitation and participation costs are factored into the estimation of fair value. When estimating the fair value of a film under the discounted cash flow methodology, the discount rate is determined using a combination of the estimated incremental borrowing rate of the Company’s film license customers in the case of projected third party sales, and the Company’s incremental borrowing rate in the case of projected internal use.

Amortization expense for the film assets was $6.8 million and $5.5 million for the three months ended June 30,

2003 and 2004, respectively. Amortization expense for the film assets was $13.6 million and $15.5 million for the six months ended June 30, 2003 and 2004, respectively. Based upon the carrying amount of the film assets at June 30, 2004, the Company expects to amortize $55.0 million to $65.0 million of film assets during the year ending December 31, 2004.

	As of December 31, 2003	As of June 30, 2004
		(unaudited)
	(In thousands)
Film assets	$810,928	$810,928
Residual assets	9,129	11,298
Accumulated amortization	(69,320)	(84,689)
Film assets, net	$750,737	$737,537

Goodwill

The Company has allocated all of its goodwill to its domestic reporting unit, Crown Media United States, since the goodwill was recorded as a result of a series of transactions whereby the Company became the owner of 100% of the membership units of Crown Media United States.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Crown Media Holdings ceased amortizing goodwill on January 1, 2002. Annually, the Company employs a valuation expert to evaluate the carrying value of the Company’s goodwill for impairment, as required by SFAS No. 142.  The Company has selected November 30 as its annual goodwill impairment review date. The evaluation utilized a discounted cash flow methodology to estimate the fair value of the domestic reporting unit. The estimated cash flow available for distribution over a ten-year period was added to the estimated terminal value and discounted to the present using the domestic reporting unit’s estimated weighted average cost of capital.  The assumptions utilized in the discounted cash flow model required significant judgment by management and its valuation expert. As this valuation exceeded the carrying value of the domestic reporting unit as of November 30, 2003, the step one test described by SFAS No. 142 was deemed to have been passed and the step two test was not performed.

Taxes on Income

Pursuant to the Tax Sharing Agreement entered into with Hallmark Cards on March 11, 2003, the Company’s results of operations for tax purposes became a part of the Hallmark Cards consolidated federal tax return as of and subsequent to March 11, 2003.  However, the Company continues to account for income taxes on a separate return basis. The Company accounts for income taxes using an asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Any payments received from Hallmark Cards under the Tax Sharing Agreement are recorded as an increase in paid-in capital and any future reversal of the valuation allowance will be recorded as a reduction in paid-in capital, to the extent payments were received for such benefits under the Tax Sharing Agreement.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and restricted stock units. Approximately 1.7 million and 1.4 million stock options for the three and six months ended June 30, 2003 and 2004, respectively, have been excluded from the calculations of diluted earnings per share because their effect would have been antidilutive. Approximately 2.1 million restricted stock units for the three and six months ended June 30, 2003, respectively, have been excluded from the calculations of diluted earnings per share because their effect would have been antidilutive. Approximately 2.8 million restricted stock units for the three and six months ended June 30, 2004, respectively, have been excluded from the calculations of diluted earnings per share because their effect would have been antidilutive. Additionally, 10.1 million contingent appreciation certificates issued in conjunction with the private placement of the trust preferred securities have also been excluded from the calculations of diluted earnings per share for the three and six months ended June 30, 2003, as their effect would have been antidilutive.

Stock-Based Compensation, Employee Incentives and Retention

The Company accounts for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the exercise price of the underlying stock options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123. SFAS No. 148 requires certain additional disclosures of the estimated fair value of stock-based compensation. Such estimated fair value is determined through the use of the Black-Scholes option pricing model. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.

In April 2003, the Company’s Board of Directors approved actions to provide additional incentives to encourage retention of its employees. Crown Media Holdings’ then outstanding stock options held by employees had exercise prices significantly above the current market value of its Class A common stock.  The Company made an offer in May 2003 to senior management and vice presidents, totaling approximately 55 persons, to exchange their options for restricted stock units (“RSUs”).  The exchange ratio was one RSU for every 2.5 options for shares of the Company’s Class A common stock, resulting in a total of 5,126,732 options exchanged for 2,050,693 RSUs. Each RSU, upon vesting, represents the right to receive one share of Class A common stock or the value of the share in cash at the time of vesting.  The RSUs vest over three years in one-third increments on the anniversary of the grant date each year. The Company’s Board may determine, at its discretion, whether the payment is made in common stock or cash for each of the one-third increments. As a result of the Board’s decision to settle the first one-third increment in cash, Crown Media Holdings is recording compensation expense based on the fair value of the common stock required to settle the RSUs at each reporting period end during the vesting period of the RSUs. Such compensation expense is calculated using variable plan accounting. Options for 279,254 shares of common stock that were not exchanged are also subject to variable plan accounting in which compensation is remeasured at each reporting date until the options are exercised, expire unexercised or are forfeited.

In May 2004, the Company’s Board of Directors approved an additional grant to employees of 1,065,000 RSUs. The Employment RSUs, which constitute 70% of the award, vest in equal one-third installments over the next three years on the anniversary of the grant date each year. The Company is accruing expense related to the Employment RSUs ratably over each installment’s vesting period. The Performance RSUs, constituting 30% of the grant, vest on the 3rd anniversary of the grant date, provided that the price of the Crown common stock is $14 or higher on that date. The Company will begin to accrue compensation expense for the Performance RSUs when it becomes probable that the price of the Company’s stock will be $14 or more on the 3rd anniversary of the grant date. The Company’s Board determines, whether the RSUs are settled in cash or common stock. Crown Media Holdings is adjusting compensation expense at the end of each reporting period based on the fair value of the common stock required to settle the RSUs. Such compensation expense is calculated using variable plan accounting.

In May 2004, the Company granted 115,000 RSUs to a Company executive and changed the original vesting terms of this employee’s 2003 grant such that one-half of the grant will vest in January 2004 and the other half will vest in January 2005. Compensation expense already recorded for this employee’s 2003 grant will not be adjusted, rather, compensation expense for the remaining unvested portion of the grant will be accrued in one-half increments ratably over the new vesting periods. Crown Media Holdings is adjusting compensation expense at the end of each reporting period based on the fair value of the common stock required to settle the RSUs at each reporting period end during the vesting period of the RSUs. Such compensation expense is calculated using variable plan accounting.

The Company recorded $317,288 of compensation expense associated with the RSUs during the three and six months ended June 30, 2003, which has been recorded as an accrued liability in the accompanying consolidated balance sheet and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company recorded $3.5 million and $5.8 million of compensation expense associated with the RSUs during the three and six months ended June 30, 2004, respectively, which has been recorded as an accrued liability in the accompanying consolidated balance sheet and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company settled the first one-third increment of the 2003 RSUs in June 2004 for approximately $3.5 million in cash.

In addition, in May 2003, the Company’s Board immediately vested the stock options of all employees below the vice-president level who held options at that time and granted them a right to receive a future cash payment of $1.00 for each outstanding option held by the employee. The immediate vesting of the employees’ stock options created a new measurement date which required the Company to record stock compensation expense, if any, for the excess of the Company’s stock price on the measurement date over the underlying stock options’ exercise price.  Since the price of the Company’s Class A common stock on the measurement date was less than the exercise price of all of the stock options owned by the employees, no compensation expense was recorded under APB 25. However, the June 2004 cash payments totaling $344,386 was contingent upon each respective employees’ continuous employment through that date. As a result, the Company was recording compensation expense from June 2003 through May 2004 as the compensation was earned. For the three and six months ended June 30, 2003, $29,000 of compensation expense was recorded related to this obligation, which has been included in accrued liabilities in the accompanying consolidated balance sheet. For the three and six months ended June 30, 2004, $60,000 and $140,000 of compensation expense was recorded related to this obligation, which has been included in accrued liabilities in the accompanying consolidated balance sheet. In June 2004, eligible employees received the $1.00 per option payment.

Had compensation expense for these plans been determined consistent with SFAS No. 123, Crown Media Holdings’ net loss and loss per share would have been increased to the following pro forma amounts for the three and six months ended June 30, 2003 and 2004:

Pro Forma Effects

(unaudited)

(In thousands, except per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2003	2004	2003	2004

Net loss	$(49,397)	$(40,587)	$(96,087)	$(82,063)
Pro forma stock options expense at estimated fair value	(1,654)	(646)	(3,308)	(1,323)
Stock plan expense included in net loss	3	—	6	—
Pro forma net loss	$(51,048)	$(41,233)	$(99,389)	$(83,386)
Weighted average shares	104,465	104,533	104,465	104,533
Pro forma net loss per share, basic and diluted	$(0.49)	$(0.39)	$(0.95)	$(0.80)

There were no stock options granted during 2003 or during the three and six months ended June 30, 2004.

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

The Company estimates and records the level of subscriber fees one month in advance based upon the actual prior month’s subscriber levels. The Company’s advertising revenue is heavily reliant upon third party ratings estimates to determine the quantity of advertising delivered to viewers.

When multiple films are sold under a single arrangement, in order to properly recognize revenue when each license fee commences, the Company must estimate the relative fair value of each film and allocate the total contracted price to the different films in the arrangement. The Company’s estimation of relative fair value uses similar information as is used in its annual third party valuation of its film assets.

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

The interest rates on the bank credit facility and the line of credit with HC Crown are variable and/or reset periodically, therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates. The carrying amount of the senior unsecured note to HC Crown at June 30, 2004, was $438.5 million, its fair value was $431.7 million and its unrealized gain was $6.8 million, assuming an interest rate of 10.50%. The company obligated mandatorily redeemable preferred interest was revalued to its fair value as of July 1, 2003, upon adoption of SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Company estimates the fair value of the company obligated mandatorily redeemable preferred interest on an annual basis in November as it is not practicable to perform the valuation more frequently.  The Company employs a discounted cash flow approach to value the company obligated mandatorily redeemable preferred interest that involves a significant amount of time to perform.  The valuation is dependent upon the future pre-tax income of Crown Media United States since the Company is only obligated to make payments on the instrument to the extent pre-tax income is generated by Crown Media United States.

Recently Issued Accounting Pronouncements

At a recent meeting, the FASB unanimously voted for proposed accounting standards relating to equity-based compensation to be effective for fiscal periods beginning after December 15, 2004 (January 1, 2005 for the Company).  An exposure draft was released in the first quarter of 2004 and the final standard is expected to be issued in 2004.  The accounting standard is expected to require all companies to utilize the fair value method of accounting for equity-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Companies can currently voluntarily adopt SFAS No. 123, using a variety of adoption methods.  The Company is currently evaluating the impact of the proposed accounting standards and the adoption alternatives provided under both the current standards and the proposed standards.  Crown Media Holdings discloses the pro forma impact of stock based compensation on its earnings in its notes to financial statements.

In December 2003, the FASB issued an exposure draft that would amend the computational guidance in SFAS No. 128, “Earnings per Share,” for calculating the number of incremental shares included in diluted shares when applying the treasury stock method.  Also, this proposed Statement would eliminate the provisions of SFAS No. 128 that allow an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in stock.  In addition, this proposed Statement would require that shares that will be issued upon conversion of a mandatorily convertible security be included in the weighted-average number of ordinary shares outstanding used in computing basic earnings per share from the date when conversion becomes mandatory.  This Statement will be effective for fiscal periods beginning after December 15, 2004 (January 1, 2005 for the Company). After the effective date, all prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this Statement.  At this time, the Company does not believe any prior period earnings per share restatements will result from the exposure draft, since all of the Company’s convertible financial instruments are already included in the diluted earnings per share calculation.

3. Reorganization

In October 2002, the Company began reorganizing its operations in order to concentrate its efforts on the Hallmark Channel in the U.S. and in its more successful international markets.  The Company completed decentralizing many oversight and non-technical support functions formerly located in the Company’s U.S.-based offices and transferred those responsibilities to regional staff.  In Latin America, the Company entered into an agreement with a local distribution partner, Pramer S.C.A., who is now responsible for the day-to-day operations of the Hallmark Channel in this region.  At the completion of the reorganization in April 2003, the Company’s workforce was reduced by approximately 30% or 130 positions. Accordingly, the Company recorded a reorganization charge of $28.8 million during the fourth quarter of 2002. This charge was comprised of a charge of $5.5 million for severance costs and charges of $23.3 million related to exit costs for permanently abandoned satellite, transponder and facility leases.

The following table displays the activity and balances of the reorganization accrual account from December 31, 2002, to June 30, 2004, which have been included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

	Severance	Facilities	Satellite and Transponder	Total
	(In thousands)

Balance at December 31, 2003	$4	$1,523	$13,511	$15,038
Additions due to accretion	—	—	22	22
Deductions due to payments	—	(67)	(923)	(990)
Balance at March 31, 2004	4	1,456	12,610	14,070
Additions due to accretion	—	—	16	16
Deductions due to adjustments to estimates	(4)	(126)	(149)	(279)
Deductions due to payments	—	(142)	(919)	(1,061)
Balance at June 30, 2004	$—	$1,188	$11,558	$12,746

4. Program license fees

Program license fees are comprised of the following:

	As of December 31, 2003	As of June 30, 2004
		(unaudited)
	(In thousands)
Hallmark Entertainment Distribution	$112,069	$113,003
NICC	1,885	8,326
Other affiliates	5,906	5,906
Non-affiliates	242,329	248,898
Program license fees, at cost	362,189	376,133
Accumulated amortization	(115,696)	(147,588)
Program license fees, net	$246,493	$228,545

Programming costs for the three months ended June 30, 2003 and 2004, were $24.1 million and $31.0 million, respectively. Programming costs for the six months ended June 30, 2003 and 2004, were $47.5 million and $60.9 million, respectively. Amortization of program license fees, included as a component of programming cost in the accompanying consolidated statements of operations, was $22.5 million and $31.3 million for the three months ended June 30, 2003 and 2004. Amortization of program license fees, included as a component of programming cost in the accompanying consolidated statements of operations, was $46.3 million and $60.9 million for the six months ended June 30, 2003 and 2004.

At December 31, 2003, and June 30, 2004, $4.8 million and $4.5 million, respectively, of program license fees were included in prepaid and other assets on the accompanying consolidated balance sheets since the airing windows had not begun but payment had been made.

License fees payable are comprised of the following:

	As of December 31, 2003	As of June 30, 2004
		(unaudited)
	(In thousands)
Hallmark Entertainment Distribution	$90,609	$102,353
NICC	291	2,807
Non-affiliates	169,810	137,285
Total license fees payable	260,710	242,445
Less current maturities	(118,391)	(115,116)
Long-term license fees payable	$142,319	$127,329

5. Property and Equipment

Property and equipment are comprised of the following:

	As of December 31, 2003	As of June 30, 2004	Life (In years)
		(unaudited)
	(In thousands)
Technical equipment and computers	$40,927	$41,454	3-5
Leased asset	13,252	13,252	8
Furniture, fixtures and equipment	2,182	2,106	5
Leasehold improvements	11,369	11,111	3-7
Construction-in-progress	812	762
Property and equipment, at cost	68,542	68,685
Accumulated depreciation and amortization	(39,307)	(43,612)
Property and equipment, net	$29,235	$25,073

Depreciation and amortization expense related to property and equipment was $2.9 million and $2.6 million for the three months ended June 30, 2003 and 2004, respectively. Depreciation and amortization expense related to property and equipment was $5.7 million and $5.3 million for the six months ended June 30, 2003 and 2004, respectively. Software and other intangible assets, net of accumulated amortization, of $4.6 million and $3.9 million as of December 31, 2003, and June 30, 2004, respectively, have been included in prepaid and other assets in the accompanying consolidated balance sheets.

6. Credit Facility

In connection with the completion of the purchase of the film assets, Crown Media Holdings entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to Crown Media Holdings a five-year $320.0 million secured credit facility. The credit facility includes a term loan of $100.0 million and a revolving line of credit of $220.0 million, up to $20.0 million of which can be letters of credit issued at the request of Crown Media Holdings. At June 30, 2004, Crown Media Holdings had outstanding borrowings of $310.0 million under the credit facility and there were no letters of credit outstanding. The entire balance is due in 2006 and, therefore, is classified as a non-current liability in the accompanying consolidated balance sheets. This loan is guaranteed by Crown Media Holdings’ subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. The Company is obligated to maintain certain financial debt covenants in conjunction with the credit facility. As of March 31, 2004, the Company was not in compliance with the twelve-month trailing EBITDA covenant (as defined) associated with its bank credit facility. On May 4, 2004, the Company amended its bank credit facility and obtained a waiver for this event of non-compliance.

Interest expense on borrowings under the credit facility for the three months ended June 30, 2003 and 2004, was $3.5 million and $3.3 million, respectively. Interest expense on borrowings under the credit facility for the six months ended June 30, 2003 and 2004, was $7.0 million and $6.4 million, respectively.

7. Related Party Transactions

Senior Unsecured Note

In August 2003, the Company issued a senior unsecured note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

The senior unsecured note payable to HC Crown does not require cash interest payments for four years. Instead, the principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million on August 5, 2007.  From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the senior unsecured note to HC Crown.  The note matures on August 5, 2011, and may be prepaid by Crown Media Holdings at any time after August 5, 2004, without penalty. At December 31, 2003, $400.0 million of principal and $17.1 million of accreted interest were included in the senior unsecured note payable in the accompanying consolidated balance sheet. At June 30, 2004, $400.0 million of principal and $38.5 million of accrued interest were included in the senior unsecured note payable in the accompanying consolidated balance sheet. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company’s stock, investments in other parties and the incurrence of liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which is being amortized as additional interest expense over the term of the note payable.

Line of Credit to HC Crown

On December 14, 2001, the Company executed a line of credit promissory note with a maturity date of December 21, 2007, in the amount of $75.0 million payable to HC Crown. This note replaced the promissory note previously issued to HC Crown dated September 28, 2001. This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent, payable quarterly. At both December 31, 2003, and June 30, 2004, borrowings under the note were $75.0 million. Accrued interest on the note of $2.7 million and $4.2 million as of December 31, 2003, and June 30, 2004, respectively, is included in interest payable to HC Crown on the accompanying consolidated balance sheets.

Tax Sharing Agreement

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “Tax Sharing Agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return.  Accordingly, Hallmark Cards has benefited from past tax losses and will benefit from future federal tax losses, which may be generated by Crown Media Holdings.  Based on the Tax Sharing Agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized or realizable by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer.  Under the Tax Sharing Agreement, at Hallmark Cards’ option, the balance of the 25% in federal tax benefits may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. As of June 30, 2004, Hallmark Cards has not exercised this option.

The Company received $49.4 million under the Tax Sharing Agreement during 2003. The Company received $21.3 million and $23.6 million under the Tax Sharing Agreement during the six months ended June 30, 2003 and 2004, respectively. These receipts have been recorded as an addition to paid-in capital in the accompanying consolidated balance sheet.

Hallmark Entertainment Investments

On March 11, 2003, Hallmark Entertainment Holdings, Inc. (“Hallmark Entertainment Holdings”, a wholly-owned subsidiary of Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings’ investors, Liberty Crown, Inc., a subsidiary of Liberty Media, and JP Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments, and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for shares in Hallmark Entertainment Investments. Hallmark Entertainment Holdings, now an owner of more than 80% of Hallmark Entertainment Investments, has voting power over all of the Crown Media Holdings shares owned by Hallmark Entertainment Investments.

Costs Incurred on Crown Media Holdings’ Behalf

Since inception, Hallmark Entertainment has at times paid certain costs on behalf of Crown Media Holdings. For the three and six months ended June 30, 2003, the Company paid $845,000 to Hallmark Entertainment as a reimbursement of such costs. Hallmark Entertainment incurred $445,000 on Crown Media Holdings behalf for the three and six months ended June 30, 2003. No amounts were reimbursed to Hallmark Entertainment during the three and six months ended June 30, 2004. Hallmark Entertainment incurred $1.9 million and $2.4 million, respectively, on Crown Media Holdings behalf for the three and six months ended June 30, 2004. Unreimbursed costs of $670,000 and $3.1 million are included in payable to affiliates in the accompanying consolidated balance sheets as of December 31, 2003, and June 30, 2004, respectively.

Services Agreement with Hallmark Cards

Crown Media Holdings entered into an Intercompany Services Agreement with Hallmark Cards, which was effective January 1, 2003, under which Hallmark Cards agreed for a term of three years to provide Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services.  Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. At December 31, 2003 and June 30, 2004, unpaid accrued service fees and unreimbursed expenses of $6.8 million and $8.3 million, respectively, have been included in payable to affiliates in the accompanying consolidated balance sheets.

Film Asset Services Agreement with Hallmark Entertainment

The Company entered into a film asset services agreement with Hallmark Entertainment, under which Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. The services agreement expires on December 31, 2006, subject to cancellation by either party after the first or second year. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. Crown Media Holdings paid $375,000 to Hallmark Entertainment during both of the three months ended June 30, 2003 and 2004. Crown Media Holdings paid $750,000 to Hallmark Entertainment during both of the six months ended June 30, 2003 and 2004. At both December 31, 2003, and June 30, 2004, unpaid accrued service fees of $375,000 were included in payable to affiliates in the accompanying consolidated balance sheet.

Trademark Agreement with Hallmark Cards

Crown Media United States, Crown Media International and Crown Entertainment have trademark license agreements with Hallmark Cards and Hallmark Licensing, Inc. for use of the “Hallmark” mark for the versions of the Hallmark Channel distributed both in the United States and internationally and for the Hallmark Movie Channel.  These trademark license agreements expire on September 1, 2004.

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

If either Crown Media United States or Crown Media International sub-licenses any licensed program to a third party, they must equally share with Hallmark Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Company.  The Company did not sub-license any licensed programs to third parties during the three and six months ended June 30, 2003 and 2004.  Amounts due to Hallmark Entertainment Distribution as a result of sub-licensing agreements entered into in other periods have been included in license fees payable to affiliates in the accompanying balance sheets as noted below.

Programming costs related to the Hallmark program agreements were $6.3 million and $8.1 million, respectively, for the three months ended June 30, 2003 and 2004. Programming costs related to the Hallmark program agreements were $12.1 million and $15.9 million, respectively, for the six months ended June 30, 2003 and 2004. As of December 31, 2003, and June 30, 2004, $90.6 million and $102.4 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets.

Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

VISN owns a $25.0 million company obligated mandatorily redeemable preferred interest in Crown Media United States (the “preferred interest”) issued in connection with an investment by Crown Media International in Crown Media United States. On November 13, 1998, HEN Domestic Holdings, Inc., a wholly-owned subsidiary of Crown Media International, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States, which agreement was further amended on February 22, 2001 and January 1, 2002 (the “company agreement”).

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

Under the company agreement, Crown Media United States may be required to make certain payments in regards to programming provisions to the National Interfaith Cable Coalition (“NICC”).  Specifically, Crown Media United States may be required to pay license fees to NICC or fund production costs consisting of: (i) a total of $5.3 million per year, with CPI escalations, for two recurring programming blocks produced by NICC; (ii) up to $10 million per year for an additional recurring “signature” series program block co-produced by NICC and Crown Media United States; (iii) up to $600,000 per “non-dramatic” holiday special produced by NICC; and (iv) $1.0 million per “dramatic” holiday special co-produced by NICC and Hallmark Entertainment. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of this programming and funding commitment. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels.

Pursuant to additional amendments effective January 1, 2002, and January 1, 2004, Crown Media United States agreed to advance NICC $3,000,000 in each of 2002, 2003 and 2004 to help fund NICC’s cost of expanding its production operations to produce the aforementioned programming.  This advance will be recovered from the license fees payable for this programming when such programming is produced and accepted by Crown Media United States for distribution on the Channel. These expenses are included as components of affiliate programming costs in the accompanying consolidated statements of operations.

During the three months ended June 30, 2003 and 2004, Crown Media United States paid NICC in the aggregate of $674,000 and $3.7 million, respectively, related to the company agreement. During the six months ended June 30, 2003 and 2004, Crown Media United States paid NICC in the aggregate of $5.0 million and $7.2 million, respectively, related to the company agreement. As of December 31, 2003, and June 30, 2004, $291,000 and $2.8 million, respectively, related to this arrangement are included in license fees payable to affiliates in the accompanying consolidated balance sheets.

8. Operations in Different Geographic Areas

Information relating to Crown Media Holdings’ operations in different geographic regions is set forth in the following table.

	Revenue from Unrelated Entities	Revenue from Related Entities	Operating Loss	Identifiable Assets
	(In millions)
Three months ended June 30, 2003:
Domestic	$19.8	$0.4	$(23.1)	$608.9
International	21.3	—	(1.3)	90.4
Film distribution	3.9	—	(4.1)	791.1
Consolidated total	$45.0	$0.4	$(28.5)	$1,490.4
Guaranteed preferred beneficial accretion			(12.2)
Interest expense			(7.5)
Loss before income taxes			$(48.2)

Three months ended June 30, 2004:
Domestic	$29.0	$0.4	$(17.4)	$666.0
International	22.3	—	(5.2)	84.0
Film distribution	4.1	—	(1.6)	780.6
Consolidated total	$55.4	$0.4	$(24.2)	$1,530.6
Interest expense			(15.9)
Loss before income taxes			$(40.1)

Six months ended June 30, 2003:
Domestic	$39.3	$0.7	$(38.0)	$608.9
International	40.0	—	(9.8)	90.4
Film distribution	7.4	—	(8.7)	791.1
Consolidated total	$86.7	$0.7	$(56.5)	$1,490.4
Guaranteed preferred beneficial accretion			(23.2)
Interest expense			(14.9)
Loss before income taxes			$(94.6)

Six months ended June 30, 2004:
Domestic	$54.8	$0.8	$(37.2)	$666.0
International	46.2	—	(7.7)	84.0
Film distribution	12.4	—	(4.5)	780.6
Consolidated total	$113.4	$0.8	$(49.4)	$1,530.6
Interest expense			(31.7)
Loss before income taxes			$(81.1)

British Sky Broadcasting, which is domiciled in the United Kingdom and revenues from which are included in the Company’s international segment, accounted for 14% and 13% of the Company’s consolidated revenues for the three months ended June 30, 2003 and 2004, respectively. British Sky Broadcasting, accounted for 14% of the Company’s consolidated revenues for each of the six months ended June 30, 2003 and 2004, respectively. No other individual country, other than the United States and the United Kingdom, accounted for more than 10% of the Company’s consolidated revenues. No individual pay television distributor accounted for more than 10% of the Company’s consolidated subscribers for the three and six months ended June 30, 2003 and 2004.

9. Subsequent Events

The Company has established a retention bonus program for approximately 175 employees who could be affected if Crown Media Holdings’ international business is sold. Under the program, the Company will pay a total of at least $3.0 million in retention bonuses.  If the Company's international business is sold or negotiations for a sale continue past December 31, 2004, the Company may be obligated to pay as much as $6.0 million in total retention bonuses.  In addition, the Company  intends to create a severance plan for affected employees who are not re-employed by the buyer.

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

In the United Kingdom and our Europe Middle East and Africa (“EMEA”) market, we have acquired programming, much of which has not been previously aired on cable television in the aforementioned markets. We expect this programming to attract additional viewers, resulting in increased ratings. In our Latin American and Asian markets, our primary focus is to manage our investment, minimize our programming expenditures through the use of our film assets, expand our subscriber base and thereby command increased subscriber fees and advertising revenue. We face challenges to overcoming the political and economic problems in certain of our international markets. Management continuously evaluates our position in these countries. The Company completed the restructuring of its international segment during 2003 by decentralizing many oversight and non-technical support functions formerly located in the Company’s U.S.-based offices and transferring those responsibilities to regional staff. Certain operating expenses decreased because of this action, primarily the ongoing expense related to salaries and leasing transponder space.

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

Cash Flow

Our management is striving to increase cash flows in 2004 and future years through the sale of advertising and ongoing cost management.  The Company believes it will be cash flow positive in the fourth quarter of 2004 and Adjusted EBITDA positive for the fourth quarter of 2004, barring unforeseen circumstances.  We will continue to monitor expenses, and, potentially, reduce marketing and other general and administrative expenses in 2004 to meet our cash flow goals.  If our cash flow improves, we will also focus in the future on repaying borrowings under our bank credit facility.  Our present plan includes the expansion of our line of credit in 2004 and the refinancing of the bank credit facility during 2006 as well as the HC Crown line of credit.

Significant uses of cash during the six months ended June 30, 2004 were for program acquisitions in primarily our domestic and United Kingdom markets. The Company also paid subscriber acquisition fees resulting from distribution agreements renegotiated in 2003 and prior years. Attainment of certain subscriber levels will also cause an increase in subscriber acquisition fee payments in future years, but, as many of our more significant distribution agreements expire in 2007, we do not foresee significant subscriber acquisition fee payments until after 2007.

On April 13, 2004, the Company announced that it is exploring strategic alternatives for its international operations and the international rights to its film library, including, but not necessarily limited to, a sale or other corporate transaction in an effort to maximize shareholder value.  Any sale would, and any other corporate transaction might, require the consent of existing lenders, and be subject to other customary conditions. The Company contemplates using any proceeds from any such transaction to pay down its debt and/or other obligations.  The Company can not provide assurance that any such transaction will occur.

The Company has established a retention bonus program for approximately 175 employees who could be affected if Crown Media Holdings’ international business is sold. Under the program, the Company will pay a total of at least $3.0 million in retention bonuses.  If the Company's international business is sold or negotiations for a sale continue past December 31, 2004, the Company may be obligated to pay as much as $6.0 million in total retention bonuses.  In addition, the Company  intends to create a severance plan for affected employees who are not re-employed by the buyer.

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

We also expect international subscriber rates to decrease as we renew distribution agreements. These international rates are affected by the increasing competitive nature of the industry, the growth of digital cable, the shift in the industry in more developed countries from subscriber fee revenue to advertising revenue, foreign currency devaluation associated with global economies and the economic turbulence in certain of our markets. Although we anticipate international subscriber rates to decrease, we expect subscriber counts to increase and, thereby, offset the negative effect the decreased rates will have on revenue.

Our distribution agreement with a primary pay television distributor in Spain was amended on October 1, 2003. Under the amendment, the distribution of our Channel to that party will end on December 31, 2004, at which time a new distribution agreement will have to be negotiated. Prior to that date, we will begin negotiations to renew a distribution agreement in Spain beyond 2004.

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

Our subscriber count depends on the number of distributors carrying the Hallmark Channel and the size of such distributors as well as the program tiers on which our Channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers domestically and internationally as promotional periods end or a distributor arrangement is amended or is terminated by us or the distributor. Changes to distribution arrangements in 2004 have not been significant. Management analyzes the estimated effect each new or amended distribution agreement will have on revenues and costs. Based upon these analyses, management endeavors to achieve a fair combination of subscriber commitments and subscriber acquisition fees with each of our domestic distributors.

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

For information regarding use of estimates, accounting treatment and accounting policies concerning revenue, subscriber acquisition fees, program license fees, subtitling and dubbing, film assets, property and equipment, goodwill and intangible assets, taxes on income, stock-based compensation, the 2002 reorganization and recently issued accounting pronouncements, please see the Notes to Unaudited Consolidated Financial Statements.

The following discussion concerns certain accounting estimates and assumptions that are considered to be material due to the levels of subjectivity and judgment necessary to account for uncertain matters and the susceptibility of such matters to changes.

Revenue Recognition

Subscriber fees from pay television distributors are recognized as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. We estimate and record the level of subscriber fees one month in advance based upon the actual prior month’s subscriber levels. Historical results support our method of estimating subscriber fee revenue as subscriber levels generally increase each month.

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

The Company records revenue from customers in certain foreign countries only when the cash is received due to the uncertainty regarding collection.

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

The Company reviews the film assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount of the film assets may not be recoverable. If the carrying value of the individual film assets exceeds its fair value, the film assets are written-down to their fair values.  The Company estimates the fair value of individual film assets using a discounted cash flow approach.  This fair value method requires significant judgment by management.

Effects of Transactions with Related and Certain Other Parties

Hallmark Transactions

In 2003 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions concern, among other things, programming, trademark licenses, administrative services, a line of credit, a Tax Sharing Agreement and the issuance of a $400.0 million senior unsecured note.

Tax Sharing Agreement

In March 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a Tax Sharing Agreement with Hallmark Cards, which was amended at the time the Company issued the senior unsecured note to HC Crown. We account for income taxes as if Crown Media Holdings were a separate taxpayer. Accordingly, Hallmark Cards’ ability to use our tax losses does not impact our assessment of the need for a valuation allowance on deferred tax assets, including future tax losses. Any payments received from Hallmark Cards under the Tax Sharing Agreement are recorded as an increase in paid-in capital. During 2003, the Company received

$49.4 million under the Tax Sharing Agreement. During the six months ended June 30, 2004, the Company received $23.6 million under the Tax Sharing Agreement. For information regarding the Tax Sharing Agreement, please see Notes 2 and 7 to the Notes to Unaudited Consolidated Financial Statements.

Senior Unsecured Note

On August 5, 2003, Crown Media Holdings repurchased all of the outstanding trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million. Funds for this repurchase were obtained from the proceeds from the issuance of a senior unsecured note issued to HC Crown in the amount of $400.0 million. After repayment of certain expenses for the issuance, including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the note, approximating $67.3 million, to pay principal, interest and prepayment penalties on its bank revolving credit loans. For information regarding our senior unsecured note, please see Note 7 to the Notes to Unaudited Consolidated Financial Statements.

NICC License Agreement

For information regarding our amendment to our license agreement with NICC, please see Note 7 to the Notes to Unaudited Consolidated Financial Statements.

Pramer Agreement

On January 30, 2003, Crown Media International entered into an agreement with Pramer S.C.A., a wholly-owned subsidiary of Liberty Media Corporation, under which Pramer provides affiliate and advertising sales representation services, as well as programming, production and technical services in connection with the distribution of the Hallmark Channel in Central and South America. Pramer receives a 35% commission on advertising sales and a 20% commission on affiliate sales and is reimbursed for its costs of providing production and technical services. The agreement with Pramer will terminate on December 31, 2005, unless certain early termination rights arise and are exercised. One of our Board members is an executive of Liberty Media Corporation, one of our significant investors.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for three and six months ended June 30, 2003 and 2004, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percent Change			Percent Change
	Three Months Ended June 30,		2004 vs.	Six Months Ended June 30,		2004 vs.
	2003	2004	2003	2003	2004	2003
Revenues:
Subscriber fees	$17,864	$20,193	13%	$33,890	$40,152	18%
Advertising	23,671	31,497	33%	46,030	61,502	34%
Film asset license fees	3,865	4,087	6%	7,404	12,434	68%
Other revenue	23	63	174%	57	85	49%
Total revenues	45,423	55,840	23%	87,381	114,173	31%
Cost of Services:
Programming costs	24,074	31,036	29%	47,517	60,863	28%
Amortization of film assets	6,809	5,484	-19%	13,586	15,466	14%
Subscriber acquisition fee amortization expense	6,610	6,091	-8%	12,606	12,032	-5%
Operating costs	12,777	9,436	-26%	24,454	22,229	-9%
Total cost of services	50,270	52,047	4%	98,163	110,590	13%
Selling, general and administrative expense	14,933	19,839	33%	31,521	39,060	24%
Marketing expense	8,732	8,177	-6%	14,171	13,960	-1%
Loss from operations	$(28,512)	$(24,223)	-15%	$(56,474)	$(49,437)	-12%

Other Data:
Net cash used in operating activities	$25,104	$6,873	-73%	$73,447	$26,674	-64%
Capital expenditures	$949	$1,085	14%	$1,781	$1,206	-32%
Net cash provided by financing activities	$27,092	$8,918	-67%	$83,192	$32,840	-61%
Adjusted EBITDA (1)	$(9,801)	$(6,385)	-35%	$(19,938)	$(9,394)	-53%
Total domestic day household ratings (2)(4)	0.490	0.564	15%	0.468	0.601	28%
Total domestic primetime household ratings (3)(4)	0.736	0.810	10%	0.708	0.846	19%
Total subscribers at year end:
Hallmark Channel – International	56,827	57,322	1%	56,827	57,322	1%
Hallmark Channel – U.S.	51,808	60,605	17%	51,808	60,605	17%
Total subscribers	108,635	117,927	9%	108,635	117,927	9%

(1) See reconciliation of Adjusted EBITDA below.

(2)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(3)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(4)  These Nielsen ratings are for the time period January 1 through June 30.

Crown Media Holdings evaluates operating performance based on several factors, including Adjusted EBITDA. Our measure of Adjusted EBITDA differs from the normal definition of EBITDA (earnings before interest, taxes, depreciation and amortization) used by most companies. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, subscriber acquisition fee amortization and amortization of film assets. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our company on an ongoing basis using criteria that are used by other companies in our industry and investment bankers and analysts who track our industry. We believe that Adjusted EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance and allows our management and investors to readily view operating trends, perform analytical comparisons and benchmark our company to similar companies in our industry. Adjusted EBITDA is used by our management to monitor segment operations and to determine the allocation of resources to segments. Our credit facility also contains covenants that are based on an adjusted EBITDA measure. Consequently, management views Adjusted EBITDA as a critical measure of our operating performance to meet our debt covenants and monitors this measure closely. We disclose Adjusted EBITDA so that our investors can have some of the same information available to our management to evaluate their investment in our Company. We believe that Adjusted EBITDA provides an indication of the Company’s ability to generate cash flows from operating activities since the majority of our non-cash expenses are excluded from our calculation of Adjusted EBITDA. A significant portion of the Company’s cost structure relates to the amortization of film assets and subscriber acquisition costs, which are significant non-cash charges. The cash costs of acquiring film assets and adding subscribers are essentially discretionary expenditures. The adjusted EBITDA calculation allows the Company to assess how much is available to pay debt service and gives a further indication of how much remains to fund discretionary expenditures such as the acquisition of film assets or additional subscriber base. However, Adjusted EBITDA should be considered in addition to, not as a substitute for, historical operating income or loss, net loss, cash flow from operations and other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net loss	$(49,397)	$(40,587)	$(96,087)	$(82,063)
Amortization of film assets	6,809	5,484	13,586	15,466
Subscriber acquisition fee amortization expense	8,068	8,854	15,508	17,481
Depreciation and amortization	3,834	3,500	7,442	7,096
Guaranteed preferred beneficial interest expense	12,171	—	23,218	—
Interest expense and accretion	7,514	15,895	14,856	31,682
Income tax provision	1,200	469	1,539	944
Adjusted earnings before interest, taxes, depreciation and amortization	$(9,801)	$(6,385)	$(19,938)	$(9,394)

Restricted stock unit and stock-based compensation	320	3,469	323	5,808
Programming, subtitling and dubbing amortization	23,465	32,607	48,259	63,452
Provision for allowance for doubtful account	238	(1,328)	1,566	(11)
Changes in operating assets and liabilities:
Additions to program license fees	(20,698)	(18,537)	(65,813)	(44,680)
Additions to subscriber acquisition fees	(364)	(8,544)	(1,224)	(13,319)
Decrease in subscriber acquisition fees payable	(12,494)	7,557	(23,024)	9,796
Interest paid	(4,873)	(3,229)	(10,116)	(6,743)
Income taxes paid	(1,200)	(469)	(1,539)	(944)
Changes in other operating assets and liabilities, net of adjustments above	303	(12,014)	(1,941)	(30,639)
Net cash used in operating activities	$(25,104)	$(6,873)	$(73,447)	$(26,674)

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Revenue.

 Our revenue, which is comprised of subscriber fees, advertising and film asset license fees, increased 23% and 31% for the three and six months ended June 30, 2004. Our 13% and 18% increases in subscriber fee revenue for the three and six months ended June 30, 2004, were the result of the expiration of free carriage periods for certain of our domestic distributors. Subscriber acquisition fee expense recorded as a reduction of revenue was $2.8 million and $5.4 million for the three and six months ended June 30, 2004, and $1.5 million and $2.9 million for the comparable periods in 2003. Although the number of subscribers to the Hallmark Channel increased as of June 30, 2004, compared to June 30, 2003, subscriber revenue was also affected by a number of other, offsetting factors, including discounts for new subscribers, and the waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels. Eighty-five percent and 87% of subscriber fee revenue for the three and six months ended June 30, 2004, and 91% of subscriber fee revenue for both the three and six months ended June 30, 2003, was earned internationally. Subscriber fee revenue was $3.0 million and $5.3 million for the domestic Hallmark Channel for the three and six months ended June 30, 2004, and $1.6 million and $3.0 million for the three and six months ended June 30, 2003. Certain of our international subscriber fee rates have and will continue to decrease as we renew distribution agreements, which may provide for lower per subscriber rates than under previous agreements.

The increase in advertising revenue reflects the following during 2004: the 9% growth in domestic and international subscribers; higher ratings in the United States; higher advertising rates resulting from the increase in distribution and viewership; and expanded sales of advertising time primarily in the United States. Our domestic advertising revenue increased to $26.5 million and $50.2 million for the three and six months ended June 30, 2004, compared to $18.6 million and $36.9 million for the three and six months ended June 30, 2003. Additionally, the number of advertisers on our domestic Channel rose from 195 at June 30, 2003, to 302 at June 30, 2004. Our international advertising revenue, primarily from the United Kingdom, increased to $11.3 million for the six months ended June 30, 2004, compared to $9.1 million for the six months ended June 30, 2003.

Among the 52 ad-supported cable channels in the United States market, the Hallmark Channel ranked 10th in total day with a 0.6 household rating for the second quarter of 2004 and 18th for primetime with a 0.8 household rating for the same quarter based on Nielsen ratings.

Film asset licensing fees earned during the second quarter of 2004 remained flat.  We have focused our selling effort on a small number of larger customers in the United States market, resulting in increased film asset licensing fees during the first six months of 2004 compared to the same period in 2003.

Cost of services.  Cost of services as a percent of revenue decreased to 93% and 97% for the three and six months ended June 30, 2004, as compared to 111% and 112% in the prior year’s periods. These decreases were primarily due to our increases in total revenue discussed above and the changes in operating expenses explained below.

Total programming costs for the three and six months ended June 30, 2004, increased 29% and 28% due to the increased costs associated with the amortization of certain programming such as MASH, Matlock and Little House on the Prairie, for our domestic Channel in 2003. The decrease in amortization of film assets was primarily due to a decrease in the internal use of our film assets. The increase in amortization of film assets was primarily due to increased sales during the six months ended June 30, 2004.

Operating costs for the three and six months ended June 30, 2004, decreased $3.3 million and $2.2 million primarily due to a $1.6 million decrease in bad debt expense.

Selling, general and administrative expense.  The primary reason for the increases in this expense was compensation expense of $3.5 million and $5.8 million related to our RSUs for the three and six months ended June

30, 2004. We commenced recording compensation expense for our RSUs in June 2003. Our general and administrative expense may increase in 2004 because of our retention bonus program described above, depending upon the results of exploring strategic alternatives for our international business.

Loss from Operations.  Losses from operations for the three and six months ended June 30, 2004, were $24.2 million and $49.4 million, which were comprised of a losses from operations of our domestic segment of $17.4 million and $37.2 million, losses from operations of our international segment of $5.2 million and $7.7 million, and losses from operations of our film distribution segment of $1.6 million and $4.5 million. Losses from operations for the three and six months ended June 30, 2003, were $28.5 million and $56.5 million, which were comprised of a losses from operations of our domestic segment of $23.1 million and $38.0 million, losses from operations of our international segment of $1.3 million and $9.8 million, and losses from operations of our film distribution segment of $4.1 million and $8.7 million.

Guaranteed preferred beneficial interest accretion.  This expense related to future obligations on our debentures issued on December 17, 2001, in connection with the trust preferred securities of Crown Media Trust. The 2003 expense only included guaranteed preferred beneficial interest accretion for a partial year due to the repurchase of our preferred securities on August 5, 2003.

Interest expense.  Interest expense increased for the three and six months ended June 30, 2004, compared to June 30, 2003, by $8.4 million and $16.8 million.  This increase was primarily due to interest on our $400.0 million senior unsecured note payable commencing August 5, 2003, which amounted to $10.6 million and $21.4 million for the three and six months ended June 30, 2004.

Liquidity and Capital Resources

Cash used in operating activities was $26.7 million and $73.4 million for the six months ended June 30, 2004 and 2003, respectively. Cash was used primarily to fund operating expenditures related to net losses of $82.1 million and $96.1 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in cash flow used in operations was primarily due to higher domestic advertising revenue and resulting cash receipts, as well as an increase in film asset sales and decreases in programming expenditures and subscriber acquisition fee payments.

Cash used in investing activities was $1.1 million and $1.7 million for the six months ended June 30, 2004 and 2003, respectively. Cash used in investing activities decreased primarily due to expenditures in our Network Operations Center to accommodate the launch of our domestic Channel in the first quarter 2003 and our new domestic and international Channel websites being placed into service during that period.

Cash provided by financing activities was $32.8 million and $83.2 million for the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004 and 2003, we received proceeds of $23.6 million and $21.3 million, respectively, from our Tax Sharing Agreement with Hallmark Cards. We borrowed $70.0 million under our line of credit with HC Crown to meet our operating demands during the six months ended June 30, 2003.

The following table aggregates all of our contractual commitments as of June 30, 2004.

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$310.3	$0.3	$310.0	$—	$—

Company Obligated Mandatorily Redeemable Preferred Interest	25.0		7.6	10.0	7.4

HC Crown Line of Credit	75.0		—	75.0

Senior Unsecured Note to HC Crown, including accretion	596.6	—	—	—	596.6

Capital Lease Obligations	31.3	2.7	5.9	5.7	17.0

Operating Leases	55.1	14.7	21.1	13.4	5.9
Other Obligations

Program license fees payable to non-affiliates and NICC	137.3	70.2	47.1	20.0	—

Program license fees payable to Hallmark Entertainment Distribution	102.3	42.1	60.2	—	—

Program license fees payable for future windows	189.5	86.6	72.1	17.5	13.3
Subscriber acquisition fees (a)	19.8	18.4	1.4	—	—
Deferred compensation and interest	2.0	—	2.0	—	—
Payable to Hallmark Entertainment Holdings (b)	52.1	—	52.1	—	—
Payable to Hallmark Entertainment (b)	47.9	—	47.9	—	—
Total Contractual Cash Obligations	$1,644.2	$235.0	$627.4	$141.6	$640.2

(a)                                  Current domestic distribution agreements could significantly increase subscriber acquisition fees payable in the future by a maximum amount of $149.0 million, which would result if 42.0 million additional subscribers were provided with the Hallmark Channel.

(b)                                 Can only be paid subsequent to repayment of the bank credit facility per agreement.

Cash Flows

As of June 30, 2004, the Company had $9.5 million in cash and cash equivalents on hand and $10.0 million available under its bank credit facility. The Company’s principal sources of funds are currently cash inflows from operations, cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its bank credit facility. The Company projects that cash inflows from advertising revenue and film asset licensing fees will increase in 2004.  The Company anticipates cash inflows from its film assets to be approximately $35.0 million to $40.0 million in 2004 and $35.0 million to $45.0 million in 2005. The Company also believes that since it has a tax sharing agreement with its largest shareholder and since currently only 75% of the tax benefit generated by the Company is being funded, there is potential that future tax sharing payments could become available to the Company at an earlier date than specified in the tax sharing agreement.

In connection with the Company’s growth strategy, the Company expects to continue making investments in programming and distribution during 2004. Programming and distribution expenditures for 2004 are expected to be in the range of $150.0 million to $200.0 million. If necessary, the Company may reduce some of this anticipated spending in 2004. The Company’s principal uses of funds during 2004 are expected to be the payment of operating expenses, payments for licensing of programming and subscriber acquisition fees, and interest payments under its bank credit facility.

As of June 30, 2004, the Company believes that cash inflows from its operations, cash on hand, remaining availability under its bank credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to meet its liquidity needs for at least the next twelve months. In any event, in order to provide more liquidity, we may consider pursuing alternatives to raise additional cash, which could include the issuance of additional equity or debt securities or extension of our bank line of credit. There can be no assurance, however, that additional funding will be available, if at all, on terms acceptable to the Company. Any new debt financing would require the agreement of existing lenders, including HC Crown.

Credit Facilities

Through June 30, 2004, Crown Media Holdings had borrowed $310.0 million under the line of credit in that amount with HC Crown. Because of the partial repayment on the bank credit facility on August 5, 2003, the Company has available funds under the bank credit facility of approximately $10.0 million at June 30, 2004.

Potential Sale of the International Business

On April 13, 2004, the Company announced that it is exploring strategic alternatives for its international operations and the international rights to its film library, including, but not necessarily limited to, a sale or other corporate transaction in an effort to maximize shareholder value.  Any sale would, and any other corporate transaction might, require the consent of existing lenders, and be subject to other customary conditions. The Company contemplates using any proceeds from any such transaction to pay down its debt and/or other obligations.  The Company can not provide assurance that any such transaction will occur.

Bank Credit Facility; Private Placement and HC Crown Line of Credit

Our bank credit facility, the HC Crown line of credit and the senior unsecured note to HC Crown are described in detail in Item 7 of Management’s Discussion and Analysis of Historical Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2003, and earlier in this Report.  As a result of these agreements, we are subject to a number of affirmative and negative covenants.

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

Both our international and domestic Channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of June 30, 2004, we had an accumulated deficit of approximately $1.1 billion, total stockholders’ equity of approximately $255.5 million, goodwill of approximately $314.0 million, and film assets of $737.5 million.

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

We have a substantial amount of indebtedness. As of June 30, 2004, our total debt was $846.9 million and we had $9.5 million of cash and cash equivalents. In addition, we may borrow additional amounts under our bank credit facility (to supplement the payments received under the tax sharing agreement with Hallmark Cards) to cover the negative cash flow resulting from our current operations. Subject to restrictions under our debt agreements, we may also seek equity or debt financing from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes.

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

Several of the Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. Distribution agreements which we may enter into in the future may also contain similar “most favored nation clauses.” In the past, Crown Media United States was asked to comply with such clauses and modify its distribution agreements with certain distributors after entering into new distribution agreements.  Any claims under these clauses in the future could result in the payment of cash or the issuance of stock by us to our distributors and would negatively affect subscriber revenues; however, if our subscription base is increased as a result of such modification, it could result in higher advertising revenue.

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

Currently, we are dependent on Hallmark Entertainment, a related party, to distribute and license our film assets to third parties for us under a services agreement. This services agreement expired on December 31, 2003, and the parties renewed this agreement. The new services agreement contains the same terms and conditions as the previous agreement and will expire on December 31, 2006. This arrangement reduces our control over the sales and distribution of the film assets and might delay our realization of the full revenue stream from the film assets. We and Hallmark Entertainment each have the right to terminate the service agreement on a yearly basis. If Hallmark Entertainment elects to terminate the agreement before we have established our own distribution network, we may not be able to establish our own or obtain alternative distribution services of equivalent quality or on terms as favorable to us. Termination of this services agreement could hinder our ability, at least in the short-term, to achieve the amount of additional revenue anticipated from these activities and could adversely affect the market price of our Class A common stock.

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

Hallmark Entertainment Investments controls all of our outstanding shares of Class B common stock and owns shares of Class A common stock, representing approximately 96.1% of the outstanding voting power on all matters submitted to our stockholders. Hallmark Entertainment Holdings, a subsidiary of Hallmark Cards, controls the voting of all our shares held by Hallmark Entertainment Investments. Hallmark Entertainment Investments’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. Hallmark Entertainment Investments’ control relationship with us also could give rise to conflicts of interest in certain situations.

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

In the first quarter of 2003, we moved the majority of our operations concerning the distribution of the Hallmark Channel in Mexico, Central and South America to a local distribution partner in Argentina, Pramer, primarily to substantially reduce our expenses for operations in this region. If Pramer is unable to adequately perform the functions of selling our Channel to local operators, to gain sufficient advertising sales and to appropriately market the Channel, or, if Pramer’s services are significantly interrupted for any reason, we may not improve our performance in Latin America.

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

Historically, a significant portion of our revenue has been generated from foreign operations. In order to maintain or expand our presence in foreign markets, we have entered and may in the future enter into strategic relationships with local operators in those markets. Certain foreign laws, regulations and judicial procedures may not be as protective of programmer rights as those applicable in the United States. In addition, many foreign countries have currency and exchange laws regulating the international transfer of currencies. To the extent that significant currency fluctuations result in materially higher costs to any of our foreign customers, those customers may be unable or unwilling to make the required payments. We may be subject to delays in access to courts and to the remedies local laws impose in order to collect our payments and recover our assets. We also may experience problems with collecting accounts due from foreign customers, which would adversely affect our revenue and income. Our growth and profitability may also suffer as a result of, among other matters, competitive pressures on video delivery, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or affecting a particular customer.

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

 Additionally, of the approximately 73.9 million shares of the Company’s outstanding Class A common stock, only 9.6 million shares (approximately 13%) are not held by affiliates of the Company.  This stock ownership structure may also be a cause of volatility in the market price of the Company’s Class A common stock.

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

The Federal Communications Commission or Congress may enact requirements that cable program services be offered to subscribers on an “a la carte” basis, i.e. be made available for purchase separately and not as part of a package of services. Such requirements could result in a reduction in the total number of subscribers to our domestic program services and adversely affect advertising revenue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2004, the decline of the fair value of the fixed income portfolio would not be material.

As of June 30, 2004, our cash, cash equivalents and short-term investments had a fair value of $9.5 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At June 30, 2004, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three and six months ended June 30, 2004, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of June 30, 2004, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $9.5 million, or less than 1% of total assets, as of June 30, 2004. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, our bank credit facility, our line of credit with HC Crown and our note payable to HC Crown. The balance of those liabilities was $836.7 million, or 66% of total liabilities, as of June 30, 2004. Net interest expense for the three and six months ended June 30, 2004, was $15.9 million, 28%, of our total revenue and $31.7 million, 28% of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In May 2004, we issued restricted stock units as described in Note 2 to the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1, of this Report under the heading “Employee Incentives and Retention.”

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2003 annual meeting of stockholders was held on June 3, 2004.  The following proposal was voted upon at the meeting, with the following number of votes cast for, against or withheld:

Proposal One – Elect 14 directors to our Board of Directors.

Name	Votes For	Votes Withheld	Abstentions and Broker Non-Votes

Robert A. Halmi, Jr.	377,791,140	1,160,607	-0-

David J. Evans	377,919,300	1,032,447	-0-

Wilford V. Bane, Jr.	377,849,484	1,102,263	-0-

Arnold L. Chavkin	377,769,686	1,182,061	-0-

Robert J. Druten	377,769,486	1,182,261	-0-

Brian E. Gardner	377,787,171	1,164,576	-0-

David E. Hall	377,780,171	1,171,576	-0-

Donald J. Hall, Jr.	377,889,563	1,062,184	-0-

Irvine O. Hockaday, Jr.	377,889,463	1,062,284	-0-

Anil Jagtiani	377,895,563	1,057,184	-0-

David B. Koff	377,897,063	1,054,684	-0-

Peter A. Lund	378,821,630	130,117	-0-

John P. Mascotte	378,777,639	174,108	-0-

Deanne R. Stedem	377,893,094	1,058,653	-0-

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

3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1*	Letter Agreement, dated as of July 9, 2004, by and between Crown Media Holdings, Inc. and Jeff Henry.
10.2*	Amendment No. 1 to Employment Agreement, dates as of May 28, 2004, by and between Crown Media Holdings, Inc. and David Evans.
10.3	Form of Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement.
10.4	Form of Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement
10.5	Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement, dated as of May 28, 2004, by and between Crown Media Holdings, Inc. and David Evans.
10.6	Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement, dated as of May 25, 2004, by and between Crown Media Holdings, Inc. and David Evans.
31.1	Rule 13a-14(a) Certification executed by the Company’s President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

* Management contract or compensating plan or arrangement.

(b)      Reports on Form 8-K

During the quarter ended June 30, 2004, we filed the following Form 8-K report:

•                  Report filed on April 13, 2004, regarding Items 5 and 7; and

•                  Report filed on May 10, 2004, regarding Items 7 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature	Title	Date

By: /s/ DAVID J. EVANS	Director and Principal Executive Officer	August 9, 2004
David J. Evans

By: /s/ WILLIAM J. ALIBER	Principal Financial and Accounting Officer	August 9, 2004
William J. Aliber

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1

Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1*	Letter Agreement, dated as of July 9, 2004, by and between Crown Media Holdings, Inc. and Jeff Henry.
10.2*	Amendment No. 1 to Employment Agreement, dates as of May 28, 2004, by and between Crown Media Holdings, Inc. and David Evans.
10.3	Form of Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement.
10.4	Form of Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement
10.5	Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement, dated as of May 28, 2004, by and between Crown Media Holdings, Inc. and David Evans.
10.6	Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement, dated as of May 25, 2004, by and between Crown Media Holdings, Inc. and David Evans.
31.1	Rule 13a-14(a) Certification executed by the Company’s President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

* Management contract or compensating plan or arrangement.