Form 10-Q
period 2004-09-30
CROWN MEDIA HOLDINGS INC
filed 2004-11-15
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of November 12, 2004, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,863,037, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

TABLE OF CONTENTS

PART I	Financial Information

Item 1	Financial Statements (Unaudited)
CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets – December 31, 2003 and September 30, 2004 (Unaudited)
Consolidated Statements of Operations and Comprehensive Loss (Unaudited) - Three and Nine Months Ended September 30, 2003 and 2004
Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2004
Notes to Unaudited Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	Other Information

Item 6	Exhibits

Signatures

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2003	As of September 30, 2004
		(Unaudited)
ASSETS

Cash and cash equivalents	$4,306	$7,569
Accounts receivable, less allowance for doubtful accounts of $6,703 and $5,845, respectively	57,905	57,045
Program license fees — affiliates, net	27,127	31,961
Program license fees — non-affiliates, net	65,571	70,617
Subtitling and dubbing, net	2,827	2,611
Receivable from affiliate	12,083	14,087
Prepaid and other assets	15,143	15,528
Total current assets	184,962	199,418
Accounts receivable, net of current portion	5,891	8,653
Program license fees — affiliates, net of current portion	47,748	42,645
Program license fees — non-affiliates, net of current portion	106,047	94,522
Subtitling and dubbing, net of current portion	2,020	1,461
Film assets, net	750,737	672,073
Subscriber acquisition fees, net	113,196	108,972
Property and equipment, net	29,235	22,574
Goodwill	314,033	314,033
Debt issuance costs, net	6,478	5,268
Prepaid and other assets, net of current portion	1,363	1,172
Total assets	$1,561,710	$1,470,791

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31, 2003	As of September 30, 2004
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$34,417	$34,402
Subscriber acquisition fees payable	9,119	17,987
License fees payable to affiliates	30,671	106,872
License fees payable to non-affiliates	87,720	76,486
Payables to affiliates	7,827	12,465
Payable to Hallmark Entertainment Holdings, Inc.	—	52,052
Payable to Hallmark Entertainment, Inc.	—	47,948
Interest payable to HC Crown	2,655	5,105
Credit facility and interest payable	510	310,548
Capital lease obligation	1,559	1,661
Deferred revenue	2,163	2,488
Total current liabilities	176,641	668,014
Accrued liabilities, net of current portion	18,906	20,796
Subscriber acquisition fees payable, net of current portion	1,500	915
License fees payable to affiliates, net of current portion	60,229	2,764
License fees payable to non-affiliates, net of current portion	82,090	71,029
Line of credit payable to HC Crown	75,000	75,000
Payable to Hallmark Entertainment Holdings, Inc.	52,052	—
Payable to Hallmark Entertainment, Inc.	47,948	—
Senior unsecured note to HC Crown, including accrued interest.	417,083	449,603
Credit facility, net of current portion	300,000	—
Capital lease obligation, net of current portion	7,731	6,472
Company obligated mandatorily redeemable preferred interest, including accretion	9,079	10,802
Total liabilities	1,248,259	1,305,395
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; issued and outstanding shares of 73,863,037 as of December 31, 2003 and September 30, 2004	739	739
Class B common stock, $.01 par value; 120,000,000 shares authorized; issued and outstanding shares of 30,670,422 as of December 31, 2003 and September 30, 2004	307	307
Paid-in capital	1,308,880	1,348,345
Accumulated other comprehensive income	2,013	2,319
Accumulated deficit	(998,488)	(1,186,314)
Total stockholders’ equity	313,451	165,396
Total liabilities and stockholders’ equity	$1,561,710	$1,470,791

See accompanying notes to unaudited consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Revenue:
Subscriber fees, net	$17,543	$20,038	$51,433	$60,190
Advertising	20,468	29,775	65,798	90,483
Advertising by Hallmark Cards	347	256	1,047	1,050
Film asset license fees	12,606	5,534	20,010	17,968
Other revenue	22	171	79	256
Total revenue, net	50,986	55,774	138,367	169,947
Cost of services:
Programming costs:
Affiliates	10,010	12,125	28,734	33,958
Non-affiliates	19,717	20,621	48,510	59,651
Amortization of film assets	11,371	8,941	24,957	24,407
Impairment of film assets	—	57,931	—	57,931
Subscriber acquisition fee amortization	6,468	7,010	19,074	19,042
Depreciation and amortization of technical facilities	1,185	1,182	3,556	3,548
Operating costs	11,736	11,277	33,819	31,140
Total cost of services	60,487	119,087	158,650	229,677
Selling, general and administrative expense	17,743	19,679	44,193	54,288
Marketing expense	3,474	2,899	17,645	16,859
Reorganization credit	—	—	—	(279)
Depreciation and amortization expense	2,548	2,167	7,619	6,897
Loss from operations	(33,266)	(88,058)	(89,740)	(137,495)
Loss on early extinguishment of debt	(39,812)	—	(39,812)	—
Guaranteed preferred beneficial accretion	—	—	(23,218)	—
Interest expense, net	(15,374)	(16,801)	(30,230)	(48,483)
Loss before income tax provision	(88,452)	(104,859)	(183,000)	(185,978)
Income tax provision	(593)	(904)	(2,132)	(1,848)
Loss before cumulative effect of a change in accounting principle	(89,045)	(105,763)	(185,132)	(187,826)
Cumulative effect of change in accounting principle	16,328	—	16,328	—
Net loss	$(72,717)	$(105,763)	$(168,804)	$(187,826)
Other comprehensive income (loss):
Foreign currency translation adjustment	(315)	(175)	95	306
Comprehensive loss	$(73,032)	$(105,938)	$(168,709)	$(187,520)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,473	104,533	104,468	104,533

Loss from before cumulative effect of change in accounting principle	$(0.85)	$(1.01)	$(1.77)	$(1.80)
Cumulative effect of change in accounting principle	0.15	0.00	0.15	0.00
Net loss per share, basic and diluted	$(0.70)	$(1.01)	$(1.62)	$(1.80)

See accompanying notes to unaudited consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,804)	$(187,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	(16,328)	—
Loss on early extinguishment of debt	39,812	—
Impairment of film assets	—	57,931
Depreciation and amortization	137,864	159,673
Accretion on guaranteed preferred beneficial interest	22,018	—
Loss on change in fair value of derivative liability	1,200	—
Accretion on convertible debt	9,468	—
Accretion on company obligated mandatorily redeemable preferred interest	537	1,723
Provision for allowance for doubtful accounts	2,546	71
Gain on sale of property and equipment	(31)	(124)
Stock-based compensation	3,367	8,319
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,536)	(1,949)
Additions to program license fees	(177,829)	(90,147)
Additions to subtitling and dubbing	(2,409)	(2,227)
Additions to subscriber acquisition fees	(2,031)	(23,100)
Increase in prepaid and other assets	(4,302)	(2,633)
Increase (decrease) in accounts payable and accrued liabilities.	69,356	(26,648)
Increase in interest payable	4,265	35,010
Increase (decrease) in subscriber acquisition fees payable	(32,255)	8,911
Increase in license fees payable to affiliates	23,183	18,736
Decrease in payables to affiliates	(6,779)	(141)
Increase in deferred revenue	2,059	325
Net cash used in operating activities	(104,629)	(44,096)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,135)	(1,225)
Proceeds from disposition of property and equipment	62	191
Net cash used in investing activities	(3,073)	(1,034)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from tax sharing agreement with Hallmark Cards	31,950	39,465
Borrowings under the HC Crown note payable	70,000	—
Borrowings under the HC Crown senior unsecured note	400,000	—
Borrowings under the credit facility	11,000	15,000
Payments on the credit facility	(67,250)	(5,000)
Repurchase of trust preferred securities	(326,674)	—
Distribution to holders of guaranteed preferred beneficial interest	(7,406)	—
Principal payments under capital lease obligation	(1,064)	(1,157)
Net cash provided by financing activities	110,556	48,308
Effect of exchange rate changes on cash	(66)	85
Net increase in cash and cash equivalents	2,788	3,263
Cash and cash equivalents, beginning of period	335	4,306
Cash and cash equivalents, end of period	$3,123	$7,569
Supplemental disclosure of cash and non-cash activities:
Interest paid	$11,050	$10,453
Interest paid on preferred securities	$8,944	$—
Income taxes paid	$2,132	$1,848
Payment on HC Crown note payable commitment fee in stock	$281	$—

See accompanying notes to unaudited consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2003 and 2004

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

Potential Sale of the International Business

In April 2004, the Company announced that it is exploring strategic alternatives for its international operations and the international rights to its film library, including, but not necessarily limited to, a sale or other corporate transaction in an effort to maximize shareholder value.

The Company is in current negotiations for the sale of its international operations and the international rights to its film library. However, the Company has not reached a final agreement regarding the terms of any such sale. The Company cannot provide assurance that an agreement for any such sale will be executed or that such a sale will be executed or consummated. In addition, any sale would require the consent of existing lenders under the bank credit facility. The Company is required under its amended debt agreements to use substantially all of the net proceeds from such a sale to pay down its credit facility and certain of its obligations to affiliates.  Under the amendment to the credit facility executed on October 28, 2004, the Company agreed, in the event of a sale of the international businesses, to a reduction in the maximum borrowings under the facility from the current allowable borrowings of $320.0 million to $180.0 million.

Liquidity

Cash Flows

As of September 30, 2004, the Company had $7.6 million in cash and cash equivalents on hand and $10.0 million available under its bank credit facility. The Company’s principal sources of funds are currently cash inflows from operations, cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its bank credit facility. On October 28, 2004, the Company received an additional tax sharing payment of $9.3 million.

The Company’s principal uses of funds during 2004 and 2005 have been, and are expected to be, the payment of operating expenses, payments for licensing of programming and subscriber acquisition fees, and interest payments under its bank credit facility. As part of the Company’s growth strategy, the Company expects to continue making investments in programming and distribution during 2004 and 2005.

As of September 30, 2004, the Company believes that cash inflows from its operations, cash on hand, remaining availability under its credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to meet its liquidity needs through the amended maturity date of its credit facility. As disclosed in note 8, subsequent to the end of the third quarter, the Company amended its credit facility which included an acceleration of the maturity and termination date of the facility from August 2006 to September 1, 2005.  This revision, along with agreements with certain affiliates of Hallmark Cards, has resulted in approximately $470.0 million of obligations becoming due and payable on September 1, 2005.  Of this amount, $130.0 million of outstanding obligations will become due and payable, if earlier, upon the sale of the Company’s international operations and international film rights.

The Company is currently negotiating for the sale of the international operations which would provide cash resources to retire a portion of these obligations due and payable on September 1, 2005.  The Company intends to either extend or refinance the credit facility prior to its maturity date. In addition, other financing alternatives could include the issuance of additional equity or debt securities. There can be no assurance, however, that the credit facility can or will be extended or refinanced or that additional funding will be available, if at all, on terms acceptable to the Company.

If the Company is unable to successfully complete the sale of the international business and restructure its obligations that become due in September 2005, the Company will not have sufficient available funds to repay such obligations.

2. Summary of Significant Accounting Policies

Interim Financial Statements

In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows, include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2003 including the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Subscriber Acquisition Fees

Crown Media United States has distribution agreements with every major pay television distributor (based on  number of subscribers) in the United States. These distributors carry the Hallmark Channel on certain of their cable, satellite, terrestrial television, or satellite master antenna television systems. Under certain of these agreements, Crown Media United States is obligated to pay subscriber acquisition fees, if defined subscriber levels are met, in order to obtain additional carriage of the Hallmark Channel by those distributors. Such costs are accrued when Crown Media United States receives notice from the distributors that they have met the penetration percentage or subscriber count defined in the underlying agreements.

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

Subscriber acquisition fees are comprised of the following:

	As of December 31, 2003	As of September 30, 2004
		(unaudited)
	(In thousands)
Subscriber acquisition fees, at cost	$191,377	$214,477
Accumulated amortization	(78,181)	(105,505)
Subscriber acquisition fees, net	$113,196	$108,972

As of December 31, 2003, and September 30, 2004, the consolidated balance sheets also reflect subscriber acquisition fees payable of $10.6 million and $18.9 million, respectively. For the three months ended September 30, 2003 and 2004, Crown Media United States made cash payments of $10.1 million and $10.7 million, respectively. For the nine months ended September 30, 2003 and 2004, Crown Media United States made cash payments of $34.3 million and $14.2 million, respectively.

Under certain of the agreements with distributors mentioned above, additional subscriber acquisition fees will become payable by the Company if defined incremental subscriber levels are reached. Under certain of the agreements, the Company may also be required to pay substantial marketing support payments, if subscribers exceed proscribed benchmarks, as defined in the respective agreements. These marketing support payments are expensed when it becomes probable that subscribers will meet such benchmarks.

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

Subtitling and Dubbing

Subtitling and dubbing represent costs incurred to prepare programming for airing in international markets. These costs are capitalized as incurred and are amortized over the shorter of the program’s airing window for programming licensed from unaffiliated third-parties or the program’s estimated life for programming licensed from Hallmark Entertainment Distribution and the Company’s film assets. Subtitling and dubbing costs related to programming licensed from Hallmark Entertainment Distribution are amortized over a maximum period of 3 years. Amortization expense for subtitling and dubbing costs was $980,000 and $1.0 million for the three months ended September 30, 2003 and 2004, respectively. Amortization expense for subtitling and dubbing costs was $3.3 million and $3.0 million for the nine months ended September 30, 2003 and 2004, respectively.

	As of December 31, 2003	As of September 30, 2004
		(unaudited)
	(In thousands)
Subtitling and dubbing assets, at cost	$7,863	$7,410
Accumulated amortization	(3,016)	(3,338)
Subtitling and dubbing assets, net	$4,847	$4,072

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

Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon amounts paid in cash for similar advertisements from buyers unrelated to the other party in the barter transaction. When the revenue does not meet the requirements of EITF No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. No barter revenue or related expenses were recorded for the three months ended September 30, 2003. For the nine months ended September 30, 2003, revenue from advertising barter transactions of $94,000, and the corresponding barter expenses were included as a component of both advertising revenue and marketing expenses in the accompanying consolidated statements of operations. For both the three and nine months ended September 30, 2004, revenue from advertising barter transactions of $401,000, and the corresponding barter expenses were included as a component of both advertising revenue and marketing expenses in the accompanying consolidated statements of operations.

Revenue from film asset licensing agreements is recognized in accordance with Statement of Position (“SOP”) 00-02, Accounting by Distributors or Producers of Films. Revenues are recognized when all of the following have occurred:  an agreement is executed, the film is available for exhibition by the licensee, the license fee is fixed or reasonably determinable, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Revenue from film asset licensing agreements containing multiple film titles is allocated among the various film titles based on their relative fair values. Payments received from licensees prior to the availability of a film are recorded as deferred revenue.

Revenues from foreign sources for the three months ended September 30, 2003 and 2004, represented 40% and 41%, respectively, of total revenue. Revenues from foreign sources for the nine months ended September 30, 2003 and 2004, represented 44% and 41%, respectively, of total revenue. Such revenues, generally denominated in United States dollars, were primarily from sales to customers in Australia, Denmark, Israel, Mexico, Poland, Romania, Russia, South Africa, Spain, and the United Kingdom, during all periods presented. The Company records revenue from certain foreign countries only when the cash is received due to the uncertainty regarding collection. For the three months ended September 30, 2003 and 2004, $315,000 and $235,000, respectively, was invoiced, but not recorded as revenue. For the nine months ended September 30, 2003 and 2004, $3.2 million and $832,000, respectively, was invoiced, but not recorded as revenue.

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

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company reviews its goodwill for impairment under SFAS No. 142 and its film assets for impairment under SOP 00-2, as discussed below.

As a result of the Company exploring the sale of its international channel operations and the international rights to its film library, the Company analyzed its international channel operations for impairment during the three months ending September 30, 2004.  The Company’s projections of future cash flows to be generated by the international channel operations exceeded the carrying value of the net assets within the international channel operations asset group and therefore, the asset group was deemed to be recoverable.  For purposes of this assessment, the Company allocated the probability-weighted cash flows, taking in to account the probability of selling the business or continuing to operate the business, to the international channel operations and the international rights to the film assets based upon the relative fair values of the asset groups.

Film Assets

In September 2001, the Company acquired certain film assets from Hallmark Entertainment Distribution. The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 10 years from the date of acquisition. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated unrecognized ultimate revenues. The Company’s projections of ultimate revenue regarding sales of certain rights related to its film assets to third parties and anticipated internal use of its film assets are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. In accordance with SOP 00-02, the Company assesses the ultimate revenue projections on a quarterly basis.

The Company reviews the recoverability of each film in accordance with SOP 00-02 and on a quarterly basis assesses whether events or circumstance have changed which indicate that the fair value of a film is lower than its unamortized cost or carrying value. If the carrying value of any individual film assets exceeds its fair value, the film asset is written-down to its fair value. A discounted cash flow model is used to estimate the fair value of the individual films. Future cash flows are based on the terms of any existing contractual arrangements plus the projected cash inflows from future license sales. The Company considers the following factors, among others, in estimating future cash inflows for each film:  (a) if previously released, the film’s performance in historical markets, (b) the public’s perception of the film’s story, cast, director, or producer, (c) historical results of similar films, (d) historical results of the cast, director, or producer on prior films, and (e) running time of the film.  In estimating a film’s fair value, the Company considers those cash outflows necessary to generate the film’s cash inflows.  Therefore, future exploitation and participation costs are factored into the estimation of fair value. On an annual basis, the Company is required by the covenants in its credit agreement to have an outside expert perform a valuation of the film library as a whole.

In the third quarter of 2004, the Company reviewed each of its film assets for impairment as a result of the Company exploring the sale of its international operations and the international rights to its film library. The Company computed fair value of each film using the discounted cash flow model outlined above and also considered the indications of fair value for the international rights to its film library as a group.  A non-cash impairment charge was recorded in the third quarter 2004 for each film where the calculated fair value was less than its carrying value at September 30, 2004. The resulting impairment charge was $57.9 million.

Amortization expense for the film assets was $11.4 million and $8.9 million for the three months ended September 30, 2003 and 2004, respectively. Amortization expense for the film assets was $25.0 million and $24.4 million for the nine months ended September 30, 2003 and 2004, respectively. At September 30, 2004, the Company expects to amortize $55.0 million to $65.0 million of film assets during the year ending December 31, 2004.

	As of December 31, 2003	As of September 30, 2004
		(unaudited)
	(In thousands)
Film assets	$810,928	$810,928
Residual assets	9,129	12,656
Accumulated amortization and impairment	(69,320)	(151,511)
Film assets, net	$750,737	$672,073

Goodwill

The Company has allocated all of its goodwill to its domestic reporting unit, Crown Media United States, since the goodwill was recorded as a result of a series of transactions whereby the Company became the owner of 100% of the membership units of Crown Media United States.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Crown Media Holdings ceased amortizing goodwill on January 1, 2002, and performs an impairment analysis of its goodwill on an annual basis and if events and circumstances indicate that the carrying amount may not be recoverable.  Annually, the Company employs a valuation expert to evaluate the carrying value of the Company’s goodwill for impairment, as required by SFAS No. 142.  The Company has selected November 30 as its annual goodwill impairment review date. The valuation utilized a discounted cash flow methodology to estimate the fair value of the domestic reporting unit. The estimated cash flow available for distribution over a ten-year period was added to the estimated terminal value and discounted to the present using the domestic reporting unit’s estimated weighted average cost of capital.  The assumptions utilized in the discounted cash flow model required significant judgment by management and its valuation expert. As this valuation exceeded the carrying value of the domestic reporting unit as of November 30, 2003, the step one test described by SFAS No. 142 was deemed to have been passed and the step two test was not performed.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and restricted stock units. Approximately 1.7 million and 1.4 million stock options for the three and nine months ended September 30, 2003 and 2004, respectively, have been excluded from the calculations of diluted earnings per share because their effect would have been antidilutive. Approximately 2.0 million restricted stock units for the three and nine months ended September 30, 2003, respectively, have been excluded from the calculations of diluted earnings per share because their effect would have been antidilutive. Approximately 2.8 million restricted stock units for the three and nine months ended September 30, 2004, respectively, have been excluded from the calculations of diluted earnings per share because their effect would have been antidilutive.

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

In May 2004, the Company’s Board of Directors approved an additional grant to employees of 1,065,000 RSUs. The Employment RSUs, which constitute 70% of the award granted in 2004, vest in equal one-third installments over the next three years on the anniversary of the grant date each year. The Company is accruing expense related to the Employment RSUs ratably over each installment’s vesting period. The Performance RSUs, constituting 30% of the award granted in 2004, vest on the 3rd anniversary of the grant date, provided that the price of the Crown common stock is $14 or higher on that date. The Company will begin to accrue compensation expense for the Performance RSUs when it becomes probable that the price of the Company’s stock will be $14 or more on the 3rd anniversary of the grant date. The Company’s Board may determine whether the RSUs are settled in cash or common stock. Crown Media Holdings is adjusting compensation expense at the end of each reporting period based on the fair value of the common stock required to settle the RSUs. Such compensation expense is calculated using variable plan accounting.

In May 2004, the Company granted 115,000 RSUs to a Company executive and changed the original vesting terms of this employee’s 2003 grant such that one-half of the grant will vest in January 2005 and the other half will vest in January 2006. Compensation expense already recorded for this employee’s 2003 grant will not be adjusted, rather, compensation expense for the remaining unvested portion of the grant will be accrued in one-half increments ratably over the new vesting periods. Crown Media Holdings is adjusting compensation expense at the end of each reporting period based on the fair value of the common stock required to settle the RSUs at each reporting period end during the vesting period of the RSUs. Such compensation expense is calculated using variable plan accounting.

The Company recorded $3.1 million and $3.4 million, respectively, of compensation expense associated with the RSUs during the three and nine months ended September 30, 2003, which has been recorded as an accrued liability in the accompanying consolidated balance sheet and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company recorded $2.5 million and $8.3 million of compensation expense associated with the RSUs during the three and nine months ended September 30, 2004, respectively, which has been recorded as an accrued liability in the accompanying consolidated balance sheet and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company settled the first one-third increment of the 2003 RSUs in June 2004 for approximately $3.5 million in cash.

In addition, in May 2003, the Company’s Board immediately vested the stock options of all employees below the vice-president level who held options at that time and granted them a right to receive a future cash payment of $1.00 for each outstanding option held by the employee. The immediate vesting of the employees’ stock options created a new measurement date which required the Company to record stock compensation expense, if any, for the excess of the Company’s stock price on the measurement date over the underlying stock options’ exercise price.  Since the price of the Company’s Class A common stock on the measurement date was less than the exercise price of all of the stock options owned by the employees, no compensation expense was recorded under APB 25. However, the June 2004 cash payments totaling $344,386 was contingent upon each respective employees’ continuous employment through that date. As a result, the Company was recording compensation expense from June 2003 through May 2004 as the compensation was earned. For the three and nine months ended September 30, 2003, $80,000 and $109,000, respectively, of compensation expense was recorded related to this obligation, which has been included in accrued liabilities in the accompanying consolidated balance sheet. For the nine months ended September 30, 2004, $140,000 of compensation expense was recorded related to this obligation, which has been included in accrued liabilities in the accompanying consolidated balance sheet. In June 2004, eligible employees received the $1.00 per option payment.

Had compensation expense for these plans been determined consistent with SFAS No. 123, Crown Media Holdings’ net loss and loss per share would have been increased to the following pro forma amounts for the three and nine months ended September 30, 2003 and 2004:

Pro Forma Effects

(unaudited)

(In thousands, except per share amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2004	2003	2004
Net loss	$(72,717)	$(105,763)	$(168,804)	$(187,826)
Pro forma stock options expense at estimated fair value	(1,644)	(660)	(4,952)	(1,983)
Stock plan expense included in net loss	—	—	6	—
Pro forma net loss	$(74,361)	$(106,423)	$(173,750)	$(189,809)
Weighted average shares	104,473	104,533	104,468	104,533
Pro forma net loss per share, basic and diluted	$(0.71)	$(1.02)	$(1.66)	$(1.82)

There were no stock options granted during 2003 or during the three and nine months ended September 30, 2003 and 2004.

Retention Program

The Company has established a retention program for approximately 175 employees who could be affected if Crown Media Holdings’ international business is sold.  Under the program, employees that remain with the Company through the earlier of the date on which a sale of the international business becomes effective or December 31, 2004, are entitled to retention of approximately $7.4 million. If the Company announces prior to December 31, 2004, that it has decided not to sell the international business, reduced retention payments of approximately $3.7 million will be payable within 30 days of that announcement. The Company recorded $2.2 million of expense for both the three and nine months ended September 30, 2004, respectively, in regard to this retention program.

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

When events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable from its undiscounted cash flows, the Company estimates such future cash flows and measures the impairment loss, if necessary, as the difference between the carrying amount and fair value of the asset.  Estimates of future cash flow and the assumptions used in the discounted cash flow model used by management to estimate fair value require significant judgment by management.

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

Fair Value

Accounts payable and receivable, are reasonable estimates of their fair values because of their short-term nature. The interest rates on the bank credit facility and the line of credit with HC Crown are variable and/or reset periodically, therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates. The carrying amount of the senior unsecured note to HC Crown at September 30, 2004, was $449.6 million, its fair value was $422.4 million and its unrealized gain was $27.2 million, assuming an interest rate of 11%. The company obligated mandatorily redeemable preferred interest was revalued to its fair value as of July 1, 2003, upon adoption of SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company estimates the fair value of the company obligated mandatorily redeemable preferred interest on an annual basis in November as it is not practicable to perform the valuation more frequently. The Company employs a discounted cash flows approach to value the company obligated mandatorily redeemable preferred interest that involves a significant amount of time to perform. The valuation is dependent upon the future pre-tax income of Crown Media United States since the Company is only obligated to make payments on the instrument to the extent pre-tax income is generated by Crown Media United States.

Recently Issued Accounting Pronouncements

At a recent meeting, the FASB unanimously voted for proposed accounting standards relating to equity-based compensation to be effective for fiscal periods beginning after December 15, 2004 (January 1, 2005 for the Company).  An exposure draft was released in the first quarter of 2004 and the final standard is expected to be issued in 2004.  The accounting standard is expected to require all companies to utilize the fair value method of accounting for equity-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Companies can voluntarily adopt SFAS No. 123, using a variety of adoption methods.  The Company is currently evaluating the impact of the proposed accounting standards and the adoption alternatives provided under both the current standards and the proposed standards.  Crown Media Holdings discloses the pro forma impact of stock based compensation on its earnings in its notes to financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments. EITF Issue No. 03-01 includes new guidance on evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are considered to be temporarily impaired. The accounting guidance of EITF Issue No. 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. The Company believes that the adoption of EITF Issue No. 03-01 will not have a material impact on its financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue No. 00-21. Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no impact to the Company’s consolidated financial statements related to SAB No. 104 for the three and nine months ended September 30, 2004.

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

The following table displays the activity and balances of the reorganization accrual account from December 31, 2003, to September 30, 2004, which have been included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

	Severance	Facilities	Satellite and Transponder	Total
	(In thousands)
Balance at December 31, 2003	$4	$1,523	$13,511	$15,038
Additions due to accretion	—	—	48	48
Deductions due to adjustments to estimates	(4)	(126)	(149)	(279)
Deductions due to payments	—	(278)	(2,740)	(3,018)
Balance at September 30, 2004	$—	$1,119	$10,670	$11,789

4. Program license fees

Program license fees are comprised of the following:

	As of December 31, 2003	As of September 30, 2004
		(unaudited)
	(In thousands)
Hallmark Entertainment Distribution	$112,069	$118,752
NICC	1,885	9,247
Other affiliates	5,906	5,906
Non-affiliates	242,329	268,521
Program license fees, at cost	362,189	402,426
Accumulated amortization	(115,696)	(162,681)
Program license fees, net	$246,493	$239,745

Programming costs for the three months ended September 30, 2003 and 2004, were $29.7 million and $32.7 million, respectively. Programming costs for the nine months ended September 30, 2003 and 2004, were $77.2 million and $93.6 million, respectively. Amortization of program license fees, included as a component of programming cost in the accompanying consolidated statements of operations, was $29.3 million and $32.7 million for the three months ended September 30, 2003 and 2004. Amortization of program license fees, included as a component of programming cost in the accompanying consolidated statements of operations, was $75.6 million and $93.6 million for the nine months ended September 30, 2003 and 2004.

At December 31, 2003, and September 30, 2004, $4.8 million and $4.6 million, respectively, of program license fees were included in prepaid and other assets on the accompanying consolidated balance sheets since the airing windows had not begun but payment had been made.

License fees payable are comprised of the following:

	As of December 31, 2003	As of September 30, 2004
		(unaudited)
	(In thousands)
Hallmark Entertainment Distribution	$90,609	$108,233
NICC	291	1,403
Non-affiliates	169,810	147,515
Total license fees payable	260,710	257,151
Less current maturities	(118,391)	(183,358)
Long-term license fees payable	$142,319	$73,793

5. Credit Facility

In connection with the completion of the purchase of the film assets in 2001, Crown Media Holdings entered into a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to Crown Media Holdings a five-year $320.0 million secured credit facility. The credit facility includes a term loan of $100.0 million and a revolving line of credit of $220.0 million, up to $20.0 million of which can be letters of credit issued at the request of Crown Media Holdings. At September 30, 2004, Crown Media Holdings had outstanding borrowings of $310.0 million under the credit facility and there were no letters of credit outstanding. As a result of an amendment to the credit facility executed on October 28, 2004, the entire balance is due in 2005 and, therefore, is classified as a current liability in the accompanying consolidated balance sheets. (Of the outstanding amount, $130.0 million is due on the sale of the international operations and international film rights if such an event occurs earlier than the maturity date.) This loan is guaranteed by Crown Media Holdings’ subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. The Company is obligated to maintain certain financial debt covenants in conjunction with the credit facility. As a result of the film asset impairment charge recorded in the third quarter 2004, the Company was not in compliance with the trailing 12-month EBITDA (as defined) financial covenant at September 30, 2004.  The amendment to the credit facility executed on October 28, 2004, excluded the film asset impairment charge from the calculation of trailing 12-month EBITDA.

Interest expense on borrowings under the credit facility for the three months ended September 30, 2003 and 2004, was $2.9 million and $3.5 million, respectively. Interest expense on borrowings under the credit facility for each of the nine months ended September 30, 2003 and 2004, was $9.9 million.

6. Related Party Transactions

Senior Unsecured Note

In August 2003, the Company issued a senior unsecured note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

The senior unsecured note payable to HC Crown does not require interest or principal payments until August 2007. Instead, the principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007.  From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the senior unsecured note to HC Crown.  The note matures on August 5, 2011, and is pre-payable by Crown Media Holdings at any time after August 5, 2004, without penalty. At December 31, 2003, $400.0 million of principal and $17.1 million of accreted interest were included in the senior unsecured note payable in the accompanying consolidated balance sheet. At September 30, 2004, $400.0 million of principal and $49.6 million of accrued interest were included in the senior unsecured note payable in the accompanying consolidated balance sheet. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company’s stock, investments in other parties and the incurrence of liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which is being amortized as additional interest expense over the term of the note payable.

Line of Credit Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown maturing on the earlier of six months from the termination of the credit facility or December 21, 2007.  As discussed in note 8, the credit facility termination date has been amended to September 1, 2005, and as such, the line of credit becomes due and payable on February 2006.  This note replaced the promissory note previously issued to HC Crown dated September 28, 2001. This line of credit is subordinate to the credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent, payable quarterly. At both December 31, 2003, and September 30, 2004, borrowings under the note were $75.0 million. Accrued interest on the note of $2.7 million and $5.1 million as of December 31, 2003, and September 30, 2004, respectively, is included in interest payable to HC Crown on the accompanying consolidated balance sheets.

Tax Sharing Agreement

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “Tax Sharing Agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return.  Accordingly, Hallmark Cards has benefited from past tax losses and will benefit from future federal tax losses, which may be generated by Crown Media Holdings.  Based on the Tax Sharing Agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized or realizable by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer.  Under the Tax Sharing Agreement, at Hallmark Cards’ option, the balance of the 25% in federal tax benefits may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. As of September 30, 2004, Hallmark Cards has not exercised this option.

The Company received $49.4 million under the Tax Sharing Agreement during 2003. The Company received $32.0 million and $39.5 million under the Tax Sharing Agreement during the nine months ended September 30, 2003 and 2004, respectively. In October 2004, the Company received an additional $9.3 million under the Tax Sharing Agreement. These receipts have been recorded as an addition to paid-in capital in the accompanying consolidated balance sheet.

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

Costs Incurred on Crown Media Holdings’ Behalf

Since inception, Hallmark Entertainment has at times paid certain costs on behalf of Crown Media Holdings. For the three and nine months ended September 30, 2003, the Company paid $186,000 and $1.0 million to Hallmark Entertainment as a reimbursement of such costs. No amounts were reimbursed to Hallmark Entertainment during the three and nine months ended September 30, 2004. Hallmark Entertainment incurred $600,000 and $3.0 million, respectively, on Crown Media Holdings behalf for the three and nine months ended September 30, 2004. Unreimbursed costs of $670,000 and $3.7 million are included in payable to affiliates in the accompanying consolidated balance sheets as of December 31, 2003, and September 30, 2004, respectively.

Services Agreement with Hallmark Cards

Crown Media Holdings entered into an Intercompany Services Agreement with Hallmark Cards, which was effective January 1, 2003, under which Hallmark Cards agreed for a term of three years to provide Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services.  Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. At December 31, 2003 and September 30, 2004, unpaid accrued service fees and unreimbursed expenses of $6.8 million and $8.4 million, respectively, have been included in payable to affiliates in the accompanying consolidated balance sheets.

Film Asset Services Agreement with Hallmark Entertainment

The Company entered into a film asset services agreement with Hallmark Entertainment, under which Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. The services agreement expires on December 31, 2006, subject to cancellation by either party after the first or second year. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. Crown Media Holdings paid $375,000 to Hallmark Entertainment during both of the three months ended September 30, 2003 and 2004. Crown Media Holdings paid $1.1 million to Hallmark Entertainment during both of the nine months ended September 30, 2003 and 2004. At both December 31, 2003, and September 30, 2004, unpaid accrued service fees of $375,000 were included in payable to affiliates in the accompanying consolidated balance sheet.

Trademark Agreement with Hallmark Cards

Crown Media United States, Crown Media International and Crown Entertainment have trademark license agreements with Hallmark Cards and Hallmark Licensing, Inc. for use of the “Hallmark” mark for the versions of the Hallmark Channel distributed both in the United States and internationally and for the Hallmark Movie Channel.  These trademark license agreements expire on September 1, 2005.

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

If either Crown Media United States or Crown Media International sub-licenses any licensed program to a third party, they must equally share with Hallmark Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Company.  The Company did not sub-license any licensed programs to third parties during the three and nine months ended September 30, 2003 and 2004.  Amounts due to Hallmark Entertainment Distribution as a result of sub-licensing agreements entered into in other periods have been included in license fees payable to affiliates in the accompanying balance sheets as noted below.

Programming costs related to the Hallmark program agreements were $7.1 million and $9.2 million, respectively, for the three months ended September 30, 2003 and 2004. Programming costs related to the Hallmark program agreements were $19.2 million and $25.1 million, respectively, for the nine months ended September 30, 2003 and 2004. As of December 31, 2003, and September 30, 2004, $90.6 million and $108.2 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets.

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

Under the company agreement, Crown Media United States may be required to make certain payments in regards to programming provisions to the National Interfaith Cable Coalition (“NICC”).  Specifically, Crown Media United States may be required to pay license fees to NICC or fund production costs consisting of: (i) a total of $5.3 million per year, with CPI escalations, for two recurring programming blocks produced by NICC; (ii) up to $10 million per year for an additional recurring “signature” series program block co-produced by NICC and Crown Media United States; (iii) up to $600,000 per “non-dramatic” holiday special produced by NICC; and (iv) up to $1.0 million per “dramatic” holiday special co-produced by NICC and Hallmark Entertainment. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of this programming and funding commitment. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels.

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

During the three months ended September 30, 2003 and 2004, Crown Media United States paid NICC in the aggregate of $2.7 million and $653,000, respectively, related to the company agreement. During the nine months ended September 30, 2003 and 2004, Crown Media United States paid NICC in the aggregate of $7.7 million and $7.9 million, respectively, related to the company agreement. As of December 31, 2003, and September 30, 2004, $291,000 and $1.4 million, respectively, related to this arrangement are included in license fees payable to affiliates in the accompanying consolidated balance sheets.

7. Operations in Different Geographic Areas

Information relating to Crown Media Holdings’ operations in different geographic regions is set forth in the following table.

	Revenue from Unrelated Entities	Revenue from Related Entities	Operating Loss	Identifiable Assets
	(In millions)
Three months ended September 30, 2003:
Domestic	$17.6	$0.3	$(25.6)	$674.1
International	20.5	—	(7.9)	91.7
Film distribution	12.6	—	0.2	792.4
Consolidated total	$50.7	$0.3	$(33.3)	$1,558.2
Loss on extinguishment of debt			(39.8)
Interest expense			(15.4)
Loss before income taxes			$(88.5)

Three months ended September 30, 2004:
Domestic	$26.9	$0.3	$(21.9)	$667.9
International	23.1	—	(4.3)	84.7
Film distribution	5.5	—	(61.9)	718.2
Consolidated total	$55.5	$0.3	$(88.1)	$1,470.8
Interest expense			(16.8)
Loss before income taxes			$(104.9)

Nine months ended September 30, 2003:
Domestic	$56.9	$1.0	$(63.6)	$674.1
International	60.5	—	(17.6)	91.7
Film distribution	20.0	—	(8.6)	792.4
Consolidated total	$137.4	$1.0	$(89.8)	$1,558.2
Loss on extinguishment of debt			(39.8)
Guaranteed preferred beneficial accretion			(23.2)
Interest expense			(30.2)
Loss before income taxes			$(183.0)

Nine months ended September 30, 2004:
Domestic	$81.6	$1.0	$(59.1)	$667.9
International	69.3	—	(12.0)	84.7
Film distribution	18.0	—	(66.4)	718.2
Consolidated total	$168.9	$1.0	$(137.5)	$1,470.8
Interest expense			(48.5)
Loss before income taxes			$(186.0)

British Sky Broadcasting, which is domiciled in the United Kingdom and revenues from which are included in the Company’s international segment, accounted for 8% and 15% of the Company’s consolidated revenues for the three months ended September 30, 2003 and 2004, respectively. British Sky Broadcasting, accounted for 8% and 14% of the Company’s consolidated revenues for the nine months ended September 30, 2003 and 2004, respectively. No other individual country, other than the United States and the United Kingdom, accounted for more than 10% of the Company’s consolidated revenues. No individual pay television distributor accounted for more than 10% of the Company’s consolidated subscribers for the three and nine months ended September 30, 2003 and 2004.

8. Subsequent Events

On October 28, 2004, the Company entered into an amendment of its bank credit facility. The amendment modified certain covenants with regard to current EBITDA and Net Worth thresholds and eliminated the debt to capitalization and leverage ratios. As amended, the term loan of $100.0 million is payable on the earlier of a “Foreign Asset Sale Effective Date” or September 1, 2005.  A Foreign Asset Sale Effective Date is generally the date on which the Company sells its international business and international rights to its film library.  On a Foreign Asset Sale Effective Date, the revolving line of credit under the bank credit facility will be reduced from $220.0 million to $180.0 million and the line of credit will mature on September 1, 2005.  The Agent bank has the ability to approve on behalf of the lending banks the final terms of any sale of the international business as described above, including the documentation for the transaction.  In addition, certain of the financial covenants, as revised, will be effective only on a Foreign Asset Sale Effective Date, and proceeds of the sale are required to be used to pay down the credit facility so that the outstanding amount does not exceed $180.0 million and certain obligations due to Hallmark affiliates.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Current Challenges

The Company faces many challenges in the current domestic and international marketplaces. The domestic cable industry is saturated with channels striving to position themselves on lower analog tiers and on digital platforms of cable TV distributors. The Company has less leverage in the marketplace in regard to channel line-up positioning and advertising sales than many of our competitors since they operate multiple channels while we operate only one channel. Among other things, owners of multiple channels are able to leverage demand for their more popular channels to convince distributors and advertisers to distribute and advertise on their less successful channels. Our ratings and subscribers must continue to grow in future years in order to increase subscriber demand for our channel and our advertising revenues. The Company strives to obtain additional subscribers by renegotiating distribution agreements, and, as a result, may face increased subscriber acquisition fee payments. The Company also attempts, and has succeeded, in improving its ratings by acquiring new programming and revising its programming schedules to meet the demands of its viewers. A larger audience share results in higher advertising rates, which, in turn, increases revenue. Domestically, we foresee in 2004 an increase in our domestic advertising revenues due to an enhanced programming schedule and growing subscriber counts.

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

Our film assets provide us with a significant, additional source for revenue and cash flow. External demand for our film library assets improved during 2003, with the improvement of the economy and an increase in incentives for our sales force. Our film assets have experienced decreased sales in 2004 as explained below.

The primary financial and non-financial measures analyzed by management are Adjusted EBITDA (as defined below) and the metrics driving each of our revenue lines such as: subscriber counts, advertising rates, domestic ratings and ratings for certain international markets, and demographics of our viewing audiences.

International Business

In April 2004, the Company announced that it is exploring strategic alternatives for its international operations and the international rights to its film library, including, but not necessarily limited to, a sale or other corporate transaction in an effort to maximize shareholder value.  The Company at the date of this Report is negotiating a sale to a third party of its international operations and the international rights to its film library. For information regarding a possible sale of the international business, see “Potential Sale of the International Business” in Note 1 of the Notes to the Unaudited Consolidated Financial Statements in this Report.

The Company has established a retention program for approximately 175 employees who could be affected if Crown Media Holdings’ international business is sold.  Under the program, employees that remain with the Company through the earlier of the date on which a sale of the international business becomes effective or

December 31, 2004, are entitled to retention of approximately $7.4 million. If the Company announces prior to December 31, 2004, that it has decided not to sell the international business, reduced retention payments of approximately $3.7 million will be payable within 30 days of that announcement.

Cash Flow

Our management is striving to generate positive cash flows in 2004 and future years through the sale of advertising and ongoing cost management.  We will continue to monitor expenses, and, potentially, reduce certain expenses in 2004 to meet our cash flow goals.  Our cash flow goals will be significantly affected by a sale of our international operations and international film rights.

Significant uses of cash during the nine months ended September 30, 2004, were for program acquisitions in primarily our domestic and United Kingdom markets. The Company also paid subscriber acquisition fees resulting from distribution agreements renegotiated in 2003 and prior years. Attainment of certain subscriber levels will also cause an increase in subscriber acquisition fee payments in future years, but, as many of our more significant distribution agreements expire in 2007, we do not foresee significant subscriber acquisition fee payments until after 2007.

Writedown of Film Assets

For the third quarter of 2004, the Company reviewed each of its film assets for impairment as a result of the Company exploring the sale of its international operations and the international rights to its film library. The Company computed fair value of each film using the discounted cash flow model outlined above and also considered the indications of fair value for the international rights to its film library as a group.  A non-cash impairment charge was recorded in the third quarter 2004 for each film where the calculated fair value was less than its carrying value at September 30, 2004. The resulting impairment charge was $57.9 million. The Company concluded on November 11, 2004, that this non-cash impairment charge was required under generally accepted accounting principles to be recorded in the Company’s financial results for the third quarter of 2004. Please see Note 2 of Notes to the Unaudited Consolidated Financial Statements in this Report for additional information on this impairment charge.

Revenue

Our revenue consists of primarily subscriber fees, advertising and film asset license fees.

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

We are in continuous negotiations with both our existing distributors and new distributors to increase our subscriber base in order to enhance our advertising results. In the United States, we are often subject to requests by distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. In both domestic and international markets we also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our domestic subscriber revenue will continue to be negatively affected by subscriber acquisition fee amortization, waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels; however, we believe that as a result of these measures, our subscriber counts will increase which in turn will allow us to attract additional advertisers and command higher advertising rates.

We also expect international subscriber rates to decrease as we renew distribution agreements. These international rates are affected by the increasing competitive nature of the industry, the growth of digital cable, the shift in the industry in more developed countries from subscriber fee revenue to advertising revenue, potential foreign currency fluctuations associated with global economies and the potential economic turbulence in certain of our markets. Although we anticipate international subscriber rates to decrease, we expect subscriber counts to increase and, thereby, offset the negative effect the decreased subscriber rates will have on revenue.

Our distribution agreement with a primary pay television distributor in Spain was amended on October 1, 2003. Under the amendment, the distribution of our channel to that party will end on December 31, 2004. If a new agreement is not reached with this distributor, the Company may discontinue distribution of the channel in this territory in 2005.

Our channel is usually offered as one of a number of channels on either a basic tier or part of other program packages and is not generally offered on a stand-alone basis. Thus, while a cable or satellite customer may subscribe and unsubscribe to the tiers and program packages in which our channel is placed, these customers do not subscribe and unsubscribe to our channel alone. We are not provided with information from the distributors on their overall subscriber churn and in what manner their churn rates affect our subscriber counts; we instead are provided information on the total number of subscribers who receive the Hallmark Channel.

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

In markets where regular audience measurements are available, our advertising rates are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. In these countries, we commit to provide advertisers certain rating levels in connection with their advertising. Revenue is recorded net of estimated delivery shortfalls, which are usually settled by providing the advertiser additional advertising time. In other less sophisticated markets, our advertising rates are calculated on the basis of cost per advertising spot or package of advertising spots, and the price varies by audience level expected (but not measured) during a particular time slot. This is the predominant arrangement in the countries outside the United States in which we sell advertising time. Advertising rates also vary by time of year due to seasonal changes in television viewership.

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

For information regarding use of estimates, accounting treatment and accounting policies concerning revenue, subscriber acquisition fees, program license fees, subtitling and dubbing, film assets, long-lived assets impairment, goodwill and intangible assets, taxes on income, stock-based compensation, and the 2002 reorganization, please see the Notes to Unaudited Consolidated Financial Statements.

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

Film Assets

In September 2001, the Company acquired certain film assets from Hallmark Entertainment Distribution. The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 10 years from the date of acquisition. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated unrecognized ultimate revenues. The Company’s projections of ultimate revenue regarding sales of certain rights related to its film assets to third parties and anticipated internal use of its film assets are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. In accordance with SOP 00-02, the Company assesses the ultimate revenue projections on a quarterly basis.

The Company reviews the recoverability of each film in accordance with SOP 00-02 and on a quarterly basis assesses whether events or circumstance have changed which indicate that the fair value of a film is lower than its unamortized cost or carrying value. If the carrying value of any individual film assets exceeds its fair value, the film asset is written-down to its fair value. A discounted cash flow model is used to estimate the fair value of the individual films. Future cash flows are based on the terms of any existing contractual arrangements plus the projected cash inflows from future license sales. The Company considers the following factors, among others, in estimating future cash inflows for each film:  (a) if previously released, the film’s performance in historical markets, (b) the public’s perception of the film’s story, cast, director, or producer, (c) historical results of similar films, (d) historical results of the cast, director, or producer on prior films, and (e) running time of the film.  In estimating a film’s fair value, the Company considers those cash outflows necessary to generate the film’s cash inflows.  Therefore, future exploitation and participation costs are factored into the estimation of fair value. On an annual basis, the Company is required by the covenants in its credit agreement to have an outside expert perform a valuation of the film library as a whole.

Effects of Transactions with Related and Certain Other Parties

Hallmark Transactions

In 2004 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions concern, among other things, programming, trademark licenses, administrative services, a line of credit, a Tax Sharing Agreement and the issuance of a $400.0 million senior unsecured note.

Tax Sharing Agreement

In March 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a Tax Sharing Agreement with Hallmark Cards, which was amended at the time the Company issued the senior unsecured note to HC Crown. We account for income taxes as if Crown Media Holdings were a separate taxpayer. Accordingly, Hallmark Cards’ ability to use our tax losses does not impact our assessment of the need for a valuation allowance on deferred tax assets, including future tax losses. Any payments received from Hallmark Cards under the Tax Sharing Agreement are recorded as an increase in paid-in capital. During 2003, the Company received $49.4 million under the Tax Sharing Agreement. During the nine months ended September 30, 2004, the Company received $39.5 million under the Tax Sharing Agreement. In October 2004, the Company received an additional $9.3 million under the Agreement. For information regarding the Tax Sharing Agreement, please see Notes 2 and 6 to the Notes to Unaudited Consolidated Financial Statements.

Senior Unsecured Note

On August 5, 2003, Crown Media Holdings repurchased all of the outstanding trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million. Funds for this repurchase were obtained from the proceeds from the issuance of a senior unsecured note issued to HC Crown in the amount of $400.0 million. After repayment of certain expenses for the issuance, including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the note, approximating $67.3 million, to pay principal, interest and prepayment penalties on its bank revolving credit loans. For information regarding our senior unsecured note, please see Note 6 to the Notes to Unaudited Consolidated Financial Statements.

NICC License Agreement

For information regarding our amendment to our license agreement with NICC, please see Note 6 to the Notes to Unaudited Consolidated Financial Statements.

Pramer Agreement

On January 30, 2003, Crown Media International entered into an agreement with Pramer S.C.A., a wholly-owned subsidiary of Liberty Media International, under which Pramer provides affiliate and advertising sales representation services, as well as programming, production and technical services in connection with the distribution of the Hallmark Channel in Central and South America. Pramer receives a 35% commission on advertising sales and a 20% commission on affiliate sales and is reimbursed for its costs of providing production and technical services. The agreement with Pramer will terminate on December 31, 2005, unless certain early termination rights arise and are exercised.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for three and nine months ended September 30, 2003 and 2004, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percent Change			Percent Change
	Three Months Ended September 30,		2004 vs.	Nine Months Ended September 30,		2004 vs.
	2003	2004	2003	2003	2004	2003
Revenues:
Subscriber fees	$17,543	$20,038	14%	$51,433	$60,190	17%
Advertising	20,815	30,031	44%	66,845	91,533	37%
Film asset license fees	12,606	5,534	-56%	20,010	17,968	-10%
Other revenue	22	171	677%	79	256	224%
Total revenues	50,986	55,774	9%	138,367	169,947	23%
Cost of Services:
Programming costs	29,727	32,746	10%	77,244	93,609	21%
Amortization of film assets	11,371	8,941	-21%	24,957	24,407	-2%
Impairment of film assets	—	57,931	100%	—	57,931	100%
Subscriber acquisition fee amortization expense	6,468	7,010	8%	19,074	19,042	0%
Operating costs	12,921	12,459	-4%	37,375	34,688	-7%
Total cost of services	60,487	119,087	97%	158,650	229,677	45%
Selling, general and administrative expense	20,291	21,846	8%	51,812	60,906	18%
Marketing expense	3,474	2,899	-17%	17,645	16,859	-4%

Loss from operations	$(33,266)	$(88,058)	165%	$(89,740)	$(137,495)	53%

Other Data:
Net cash used in operating activities	$31,182	$17,422	-44%	$104,629	$44,096	-58%
Capital expenditures	$1,354	$19	-99%	$3,135	$1,225	-61%
Net cash provided by financing activities	$27,364	$15,468	-43%	$110,556	$48,308	-56%
Adjusted EBITDA (1)	$(33,186)	$(65,925)	99%	$(53,124)	$(75,319)	42%
Total domestic day household ratings (2)(4)	0.529	0.562	6%	0.489	0.588	20%
Total domestic primetime household ratings (3)(4)	0.715	0.862	21%	0.711	0.851	20%
Total subscribers at period end:
Hallmark Channel – International	56,556	60,653	7%	56,556	60,653	7%
Hallmark Channel – U.S.	54,634	63,422	16%	54,634	63,422	16%
Total subscribers	111,190	124,075	12%	111,190	124,075	12%

(1) See reconciliation of Adjusted EBITDA below.

(2) Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(3) Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(4) These Nielsen ratings are for the time period January 1 through September 30.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net loss	$(72,717)	$(105,763)	$(168,804)	$(187,826)
Amortization of film assets	11,371	8,941	24,957	24,407
Subscriber acquisition fee amortization expense	8,460	9,843	23,968	27,324
Depreciation and amortization	3,733	3,349	11,175	10,445
Guaranteed preferred
beneficial interest expense	—	—	23,218	—
Interest expense and accretion	15,374	16,801	30,230	48,483
Income tax provision	593	904	2,132	1,848
Adjusted earnings before interest, taxes, depreciation and amortization	$(33,186)	$(65,925)	$(53,124)	$(75,319)

Loss on early extinguishment of debt	39,812	—	39,812	—
Cumulative effect of change in accounting principle	(16,328)	—	(16,328)	—
Loss on impairment of film assets	—	57,931	—	57,931
Restricted stock unit and stock-based compensation	3,044	2,511	3,367	8,319
Programming, subtitling and dubbing amortization	29,505	34,045	77,764	97,497
Provision for allowance for doubtful account	980	82	2,546	71
Changes in operating assets and liabilities:
Additions to program license fees	(112,016)	(45,467)	(177,829)	(90,147)
Additions to subscriber acquisition fees	(807)	(9,781)	(2,031)	(23,100)
Decrease in subscriber acquisition fees payable	(9,231)	(18,707)	(32,255)	(8,911)
Interest paid	(4,906)	(3,710)	(15,022)	(10,453)
Income taxes paid	(593)	(904)	(2,132)	(1,848)
Changes in other operating assets and liabilities, net of adjustments above	72,544	32,503	70,603	1,864
Net cash used in operating activities	$(31,182)	$(17,422)	$(104,629)	$(44,096)

Results of Operations

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Revenue.

 Our revenue, which is primarily comprised of subscriber fees, advertising and film asset license fees, increased 9% and 23% for the three and nine months ended September 30, 2004. Our 14% and 17% increases in subscriber fee revenue for the three and nine months ended September 30, 2004, were the result of the expiration of free carriage periods for certain of our domestic distributors. Subscriber acquisition fee amortization recorded as a reduction of revenue was $2.8 million and $8.3 million for the three and nine months ended September 30, 2004, and $2.0 million and $4.9 million for the comparable periods in 2003. Although the number of subscribers to the Hallmark Channel increased as of September 30, 2004, compared to September 30, 2003, subscriber revenue was also affected by a number of other, offsetting factors, including discounts for new subscribers, the waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels and a decrease in subscriber rates for our international channel. Eighty-seven percent of subscriber fee revenue for each of the three and nine months ended September 30, 2004, and 91% of subscriber fee revenue for each of the three and nine months ended September 30, 2003, was earned internationally. Subscriber fee revenue was $2.6 million and $8.0 million for the domestic Hallmark Channel for the three and nine months ended September 30, 2004, and $1.7 million and $4.7 million for the three and nine months ended September 30, 2003.

The increase in advertising revenue reflects the following during 2004: the 12% growth in domestic and international subscribers; higher ratings in the United States; higher advertising rates resulting from the increase in distribution and viewership; and expanded sales of advertising time primarily in the United States. Our domestic advertising revenue increased to $24.6 million and $74.8 million for the three and nine months ended September 30, 2004, compared to $16.3 million and $53.2 million for the three and nine months ended September 30, 2003. Additionally, the number of advertisers on our domestic channel rose from 300 at September 30, 2003, to 380 at September 30, 2004. Our international advertising revenue, primarily from the United Kingdom, increased to $16.8 million for the nine months ended September 30, 2004, compared to $13.7 million for the nine months ended September 30, 2003. Among the 52 ad-supported cable channels in the United States market, the Hallmark Channel ranked 10th in total day with a 0.6 household rating for the third quarter of 2004 and 15th for primetime with a 0.9 household rating for the same quarter based on Nielsen ratings.

Revenue from the sale of our film assets totaled $5.5 million and $18.0 million for the three and nine months ended September 30, 2004, compared with $12.6 million and $20.0 million for the comparable periods in 2003.  The decrease reflects a decrease in international sales, due in part to softer market conditions and uncertainty surrounding the potential sale of the international business and international rights to the film assets.

Cost of services.  Cost of services as a percent of revenue increased to 214% and 135% for the three and nine months ended September 30, 2004, as compared to 119% and 115% in the prior year’s periods. These increases were primarily due the changes in operating expenses explained below.

As a result of the Company’s analysis of its film assets based upon current projections for sales and internal use, and based upon outside indications of fair value, the Company recorded a non-cash impairment charge of $57.9 million in the third quarter of 2004. Amortization of film assets decreased 21% and 2% for the three and nine months ended September 30, 2004, compared to the same periods in 2003 primarily because of a recalculation of the amortization from January 1, 2004, through September 30, 2004, as a result of the impairment analysis described above. Total programming costs for the three and nine months ended September 30, 2004, increased 10% and 21% due to the increased costs associated with the amortization of certain programming such as MASH, Matlock and Little House on the Prairie, for our domestic channel.

Operating costs for the three months ended September 30, 2004, remained flat. Operating costs for the nine months ended September 30, 2004, decreased $2.7 million primarily due to a $2.5 million decrease in bad debt expense.

Selling, general and administrative expense.  Our general and administrative expense increased for the three months ended September 30, 2004 because of a $2.2 million of retention program expense related to the proposed sale of the international business. For the nine month period, general and administrative expense was higher due to our retention program expense of $2.2 million, an increase in salary expense of $1.2 million, and an increase in benefits expense of $4.0 million. We commenced recording compensation expense for our RSUs in June 2003.

Loss from Operations.  Losses from operations for the three and nine months ended September 30, 2004, were $88.1 million and $137.5 million, which were comprised of a losses from operations of our domestic segment of $21.9 million and $59.1 million, losses from operations of our international segment of $4.3 million and $12.0 million, and losses from operations of our film distribution segment of $61.9 million and $66.4 million. The film distribution segment losses include the impairment charge of $57.9 million. Losses from operations for the three and nine months ended September 30, 2003, were $33.3 million and $89.8 million, which were comprised of a losses from operations of our domestic segment of $25.6 million and $63.6 million, losses from operations of our international segment of $7.9 million and $17.6 million, and income and a loss from operations of our film distribution segment of $0.2 million and $8.6 million.

Guaranteed preferred beneficial interest accretion.  This expense related to future obligations on our debentures issued on December 17, 2001, in connection with the trust preferred securities of Crown Media Trust. The 2003 expense only included guaranteed preferred beneficial interest accretion for a partial year due to the repurchase of our preferred securities on August 5, 2003.

Interest expense.  Interest expense increased for the three and nine months ended September 30, 2004, compared to September 30, 2003, by $1.4 million and $18.3 million.  This increase was primarily due to interest on our $400.0 million senior unsecured note payable commencing August 5, 2003, which amounted to $11.1 million and $32.5 million for the three and nine months ended September 30, 2004. The terms of our senior unsecured note payable do not require any cash payment for interest or principal until August 2007.

Liquidity and Capital Resources

Cash used in operating activities was $44.1 million and $104.6 million for the nine months ended September 30, 2004 and 2003, respectively. Cash was used primarily to fund operating expenditures related to net losses of $187.8 million and $168.8 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in cash flow used in operations was primarily due to higher domestic advertising revenue and resulting cash receipts.

Cash used in investing activities was $1.0 million and $3.1 million for the nine months ended September 30, 2004 and 2003, respectively. Cash used in investing activities decreased primarily due to expenditures in our Network Operations Center to accommodate the launch of our domestic channel in the first quarter 2003 and our new domestic and international channel websites being placed into service during that period.

Cash provided by financing activities was $48.3 million and $110.6 million for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004 and 2003, we received proceeds of $39.5 million and $32.0 million, respectively, from our Tax Sharing Agreement with Hallmark Cards. We borrowed $70.0 million under our line of credit with HC Crown to meet our operating demands during the nine months ended September 30, 2003.

The following table aggregates all of our contractual commitments as of September 30, 2004.

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Credit Facility and Interest Payable (a)	$310.5	$310.5	$—	$—	$—
Company Obligated Mandatorily Redeemable Preferred Interest	25.0		7.6	10.0	7.4
HC Crown Line of Credit	75.0		75.0	—
Senior Unsecured Note to HC Crown, including accretion	596.6	—	—	—	596.6
Capital Lease Obligations	25.5	2.2	5.0	4.2	14.1
Operating Leases	51.4	14.8	19.8	12.0	4.8
Other Obligations
Program license fees payable to non-affiliates and NICC	148.9	77.9	56.9	14.1	—
Program license fees payable to Hallmark Entertainment Distribution	108.2	105.4	2.8	—	—
Program license fees payable for future windows	254.3	145.2	65.7	23.0	20.4
Subscriber acquisition fees (b)	18.9	18.0	0.9	—	—
Deferred compensation and interest	2.0	—	2.0	—	—
Payable to Hallmark Entertainment Holdings (a)	52.1	52.1	—	—	—
Payable to Hallmark Entertainment (a)	47.9	47.9	—	—	—
Total Contractual Cash Obligations	$1,716.3	$774.0	$235.7	$63.3	$643.3

(a)           Due to the amendment to the credit agreement, which among other things, accelerated the maturity date to September 1, 2005, these obligations are anticipated to be repaid or otherwise refinanced within less than one year.

(b)           Current domestic distribution agreements could significantly increase subscriber acquisition fees payable in the future by a maximum amount of $149.0 million, which would result if 42.0 million additional subscribers were provided with the Hallmark Channel.

Potential Sale of the International Business

In April 2004, the Company announced that it is exploring strategic alternatives for its international operations and the international rights to its film library, including, but not necessarily limited to, a sale or other corporate transaction in an effort to maximize shareholder value.

The Company is in current negotiations for the sale of its international operations and the international rights to its film library. However, the Company has not reached a final agreement regarding the terms of any such sale. The Company cannot provide assurance that an agreement for any such sale will be executed or that such a sale will be executed or consummated. In addition, any sale would require the consent of existing lenders under the bank credit facility. The Company is required under its amended debt agreements to use substantially all of the net proceeds from such a sale to pay down its credit facility and certain of its obligations to affiliates.  Under the amendment to the credit facility executed on October 28, 2004, the Company agreed (in the event of a sale of the international business) to a reduction in the maximum borrowings under the facility from the current allowable borrowings of $320.0 million to $180.0 million.

Cash Flows

As of September 30, 2004, the Company had $7.6 million in cash and cash equivalents on hand and $10.0 million available under its bank credit facility. The Company’s principal sources of funds are currently cash inflows from operations, cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its bank credit facility. On October 28, 2004, the Company received an additional tax sharing payment of $9.3 million.

The Company’s principal uses of funds during 2004 and 2005 have been, and are expected to be, the payment of operating expenses, payments for licensing of programming and subscriber acquisition fees, and interest payments under its bank credit facility. As part of the Company’s growth strategy, the Company expects to continue making investments in programming and distribution during 2004 and 2005.

As of September 30, 2004, the Company believes that cash inflows from its operations, cash on hand, remaining availability under its credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to meet its liquidity needs through the amended maturity date of its credit facility. As disclosed in note 8, subsequent to the end of the third quarter, the Company amended its credit facility which included an acceleration of the maturity and termination date of the facility from August 2006 to September 1, 2005.  This revision, along with agreements with certain affiliates of Hallmark Cards, has resulted in approximately $470.0 million of obligations becoming due and payable on September 1, 2005.  Of this amount, $130.0 million of outstanding obligations will become due and payable, if earlier, upon the sale of the Company’s international operations and international film rights.

The Company is currently negotiating for the sale of the international operations which would provide cash resources to retire a portion of these obligations due and payable on September 1, 2005.  The Company intends to either extend or refinance the credit facility prior to its maturity date. In addition, other financing alternatives could include the issuance of additional equity or debt securities. There can be no assurance, however, that the credit facility can or will be extended or refinanced or that additional funding will be available, if at all, on terms acceptable to the Company.

If the Company is unable to successfully complete the sale of the international business and restructure its obligations that become due in September 2005, the Company will not have sufficient available funds to repay such obligations.

Bank Credit Facility; Private Placement and HC Crown Line of Credit

Our bank credit facility, the HC Crown line of credit and the senior unsecured note to HC Crown are described in detail in Item 7 of Management’s Discussion and Analysis of Historical Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2003, and earlier in this Report.  As a result of these agreements, we are subject to a number of affirmative and negative covenants. As a result of the film asset impairment charge recorded in the third quarter 2004, the Company was not in compliance with the trailing 12-month EBITDA (as defined) financial covenant at September 30, 2004.  On October 28, 2004, the Company entered into Amendment No. 7 to the agreement for its bank credit facility.  This Amendment No. 7 is attached as an exhibit to this Report and incorporated herein by reference.  Amendment No. 7 makes a number of significant changes to the bank credit facility including changes to the financial covenants. Specifically, the amendment to the credit facility allows for the exclusion of the film asset impairment charge from the calculation of trailing 12-month EBITDA.  Such amendment cures the Company’s non-compliance with this covenant at September 30, 2004.

As amended, the term loan of $100.0 million is payable on the earlier of a “Foreign Asset Sale Effective Date” or September 1, 2005.  A Foreign Asset Sale Effective Date is generally the date on which the Company sells its international operations and international rights to its film library.  On a Foreign Asset Sale Effective Date, the revolving line of credit under the bank credit facility will be reduced from $220.0 million to $180.0 million.  The line of credit matures on September 1, 2005.  The lending banks must also approve the final terms of any sale of the international business as described above.  In addition, effective only on a Foreign Asset Sale Effective Date, certain financial covenants in the bank credit facility (regarding limitations on capital expenditures, required levels of EBITDA at the end of each quarter and limitations on subscriber acquisition fees as well as the deletion of required leverage and interest coverage ratios) are revised and proceeds of the sales are to be used to pay down the revolving line of credit in a priority over other uses so that the outstanding amount under the revolving line of credit does not exceed $180.0 million.

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

Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of September 30, 2004, we had an accumulated deficit of approximately $1.2 billion, total stockholders’ equity of approximately $165.4 million, goodwill of approximately $314.0 million, and film assets of $672.1 million.

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

We have a substantial amount of indebtedness. As of September 30, 2004, our total debt was $859.1 million and we had $7.6 million of cash and cash equivalents. In addition, we may borrow the remaining $10.0 million available borrowing under our bank credit facility to cover the negative cash flow resulting from our current operations. Subject to restrictions under our debt agreements, we may also seek equity or debt financing from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes.

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

As a result of Amendment No. 7 to our bank credit facility, approximately $470.0 million in obligations are currently due on September 1, 2005.  The Company’s ability to meet these obligations by September 2005 is dependent, in part, upon the successful sale of the international business and the restructuring of the bank credit facility.

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

Modification of any existing agreements with United States distributors could result in an increased obligation to pay subscriber acquisition fees.

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

Currently, we are dependent on Hallmark Entertainment, a related party, to distribute and license our film assets to third parties for us under a services agreement, which will expire on December 31, 2006. This arrangement reduces our control over the sales and distribution of the film assets and might delay our realization of the full revenue stream from the film assets. We and Hallmark Entertainment each have the right to terminate the service agreement on a yearly basis. If Hallmark Entertainment elects to terminate the agreement before we have established our own distribution network, we may not be able to establish our own or obtain alternative distribution services of equivalent quality or on terms as favorable to us. Termination of this services agreement could hinder our ability, at least in the short-term, to achieve the amount of additional revenue anticipated from these activities and could adversely affect the market price of our Class A common stock.

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

Hallmark Entertainment Investments controls all of our outstanding shares of Class B common stock and owns shares of our Class A common stock, representing in the aggregate approximately 96.1% of the outstanding voting power on all matters submitted to our stockholders. Hallmark Entertainment Holdings, a subsidiary of Hallmark Cards, controls the voting of all our shares held by Hallmark Entertainment Investments. Hallmark Entertainment Investments’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. Hallmark Entertainment Investments’ control relationship with us also could give rise to conflicts of interest in certain situations.

We could lose the right to use the name “Hallmark” because we have limited-duration trademark license agreements, which could harm our business.

We license the name “Hallmark” from Hallmark Cards and Hallmark Licensing, Inc., for various uses, including in the name of our international and domestic channels, and this license will expire on September 1, 2005. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including our failure to meet minimum programming thresholds dependent on programming provided by affiliates of Hallmark Cards or to comply with Hallmark Cards’ programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue, particularly in the United States.

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

If our Network Operations Center fails, its operations are disrupted, or sold, our costs could increase and our growth could be hindered.

We are currently using the Network Operations Center for the origination and playback of signals for the Hallmark Channel both domestically and internationally. Like other single-point facilities, the Network Operations Center is subject to interruption from fire, tornadoes, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the Network Operations Center’s services. We currently do not have and are not planning a duplicate operations facility for the international channels, but do have certain backup facilities for the domestic channels. Any significant interruption at the Network Operations Center affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

We anticipate that a possible sale of our international business would also include our Network Operations Center.  If such a sale is consummated, we would have to negotiate the use of this facility with the purchaser of the facility or arrange for these services from another party since we would no longer control these services.  Any significant interruption of such services affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

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

Any non-compliance with the Sarbanes-Oxley Act of 2002, and specifically section 404 of the Act, could have a negative impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting.  Although we believe that the ongoing review of our internal controls will enable us to provide an assessment of our internal controls and our external auditors to provide their audit opinion as of December 31, 2004 as required by Section 404, we can give no assurance that these efforts will be completed on a timely and successful basis. Any inability to complete our process of assessing our internal controls will affect our auditors’ ability to render their opinions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2004, the decline of the fair value of the fixed income portfolio would not be material.

As of September 30, 2004, our cash, cash equivalents and short-term investments had a fair value of $7.6 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At September 30, 2004, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three and nine months ended September 30, 2004, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of September 30, 2004, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

We are exposed to market risk.

We are exposed to market risk, including changes to interest rates and foreign currency exchange rates. To reduce the volatility relating to these exposures, we may enter into various derivative investment transactions in the near term pursuant to our investment and risk management policies and procedures in areas such as hedging and counterparty exposure practices. We have not and will not use derivatives for speculative purposes.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $7.6 million, or less than 1% of total assets, as of September 30, 2004. Our material liabilities subject to interest rate risk consisted of a capital lease obligation, our bank credit facility, our line of credit with HC Crown and our note payable to HC Crown. The balance of those liabilities was $848.3 million, or 65% of total liabilities, as of September 30, 2004. Net interest expense for the three and nine months ended September 30, 2004, was $16.8 million, 30%, of our total revenue and $48.5 million, 29% of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting  that  occurred  during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

(a)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1

Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1	Trademark License Extension Agreement, dated as of August 1, 2004, by and between Crown Media International, LLC and Hallmark Cards, Incorporated.
10.2	Trademark License Extension Agreement, dated as of August 1, 2004, by and between Crown Entertainment Limited and Hallmark Cards, Incorporated.
10.3	Amendment No. 7 dated October 28, 2004, to the Credit, Security, Guaranty and Pledge Agreements with JP Morgan Chase Bank as Administrative Agent and Issuing Bank.
10.4*	Letter Agreement dated July 2, 2004 between Crown Media Holdings, Inc. and Jeff Henry.
10.5	Trademark License Extension Agreement, dated as of August 1, 2004, by and between Crown Media United States, LLC and Hallmark Cards, Incorporated.
31.1	Rule 13a-14(a) Certification executed by the Company’s President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

* Management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature	Title	Date

By: /s/ DAVID J. EVANS	Director and Principal	November 15, 2004
David J. Evans	Executive Officer

By: /s/ WILLIAM J. ALIBER	Principal Financial and	November 15, 2004
William J. Aliber	Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1

Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1	Trademark License Extension Agreement, dated as of August 1, 2004, by and between Crown Media International, LLC and Hallmark Cards, Incorporated.
10.2	Trademark License Extension Agreement, dated as of August 1, 2004, by and between Crown Entertainment Limited and Hallmark Cards, Incorporated.
10.3	Amendment No. 7 dated October 28, 2004, to the Credit, Security, Guaranty and Pledge Agreements with JP Morgan Chase Bank as Administrative Agent and Issuing Bank.
10.4*	Letter Agreement dated July 2, 2004 between Crown Media Holdings, Inc. and Jeff Henry.
10.5	Trademark License Extension Agreement, dated as of August 1, 2004, by and between Crown Media United States, LLC and Hallmark Cards, Incorporated.
31.1	Rule 13a-14(a) Certification executed by the Company’s President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

* Management contract or compensating plan or arrangement.