Form 10-K
period 2004-12-31
CROWN MEDIA HOLDINGS INC
filed 2005-05-27
CIK 1103837

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to              .

Commission File Number: 000-30700

Crown Media Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1524410
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12700 Ventura Boulevard,
Suite 200,
Studio City, California  91604

(Address of Principal Executive Offices and Zip Code)

(818) 755-2400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Class A Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $79,368,767.

As of May 1, 2005, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,863,037, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

ii

In this Annual Report on Form 10-K the terms “Crown Media Holdings” or the “Company,” refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, Crown Media United States, LLC (“Crown Media United States”), Crown Media Distribution, LLC (“Crown Media Distribution”), Crown Media Trust (“Crown Media Trust”) and, until completion of the sale of our international business in April, 2005. Crown Media International, LLC (“Crown Media International”) and Crown Entertainment Limited (“Crown Entertainment”). The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

The names Hallmark, Hallmark Entertainment, TOTAL CHOICE and other product or service names are trademarks or registered trademarks of their owners.

PART I

ITEM 1.                Description of Business

Company Overview

We own and operate pay television channels, known as the Hallmark Channel, dedicated to high-quality, entertainment programming for adults and families.

On February 23, 2005, we announced entering into a definitive agreement for the sale of our international business including the outstanding capital stock of Crown Media International and Crown Entertainment Ltd., the sale of certain international rights in our library of film assets and the broadcast facility in Denver, Colorado, and we closed this transaction on April 26, 2005. Please see “Overview—Sale of International Business” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation. Following the sale of the Company’s international business, the principal executive office of the Company is now located in Studio City, California.

As a network, we offer compelling stories, masterfully written, directed and produced with talented actors. We believe that with the programming we own (the “Crown Media Library,” the “Library” or the “film assets”), together with the programming we license from Hallmark Entertainment Distribution and third parties, we have established the Hallmark Channel internationally and in the United States as destinations for viewers seeking high-quality, entertainment for adults and families, and as attractive outlets for advertisers seeking to target these viewers. We have distribution agreements with leading pay television distributors in each of our markets. The following table shows for our Channels: our programming sources, selected pay television distributors and the total number of our subscribers as of December 31, 2004.

Hallmark Channel
	U.S.	International
Programming Sources	• Crown Media Library	• Crown Media Library
	• Hallmark Entertainment Distribution	• Hallmark Entertainment Distribution
	• Third-party sources	• Third-party sources
• NICC
Selected Pay Television Distributors	• Adelphia	• BSkyB
	• Cablevision	• Canal Digital
	• Charter	• Home Entertainment
	• Comcast	• Measat
	• Cox	• Multichoice
	• DirecTV	• PCTV
	• EchoStar	• Sky Italy
• Time Warner
Total Subscribers	64.6 million	59.4 million

As of February 28, 2005, our total number of subscribers had increased to approximately 127.9 million of which 67.8 million are subscribers to our domestic channel and 60.1 million are subscribers to our international channel. At April 30, 2005, our total subscribers to the Hallmark Channel in the United States were 67.9 million. We view a “subscriber” as a household that receives, on a full or part-time basis, the Hallmark Channel on a program tier of a distributor. We determine our domestic subscribers from subscriber numbers reported by Nielsen Media Research. Our number of subscribers outside the United States are based on monthly reports received from cable, satellite and other distributors around the world which are licensed to distribute the Hallmark Channel. To our knowledge, the distributors of our Channel outside the United States use the same definition for subscribers. Subscribers include both viewers who pay a monthly fee for the tier programming and so-called “promotional” subscribers who are given free access to the tier by the distributor for a limited time with the hope that they will eventually choose to subscribe and pay for the tier. For a more detailed description of our Channels, see “—Channels—The Hallmark Channel—United States” and “—Channels—The Hallmark Channel—International.”

Programming acquired from third parties has been an important part of our Channels as we continually develop and refine our programming strategy. Our domestic and international Channels have also benefited from the volume and availability of programming in our Film Library. Our Channels further have enjoyed the benefits of long-term program agreements with Hallmark Entertainment Distribution, which generally provide access to the Hallmark Entertainment Distribution library titles and to new production and first-run presentations controlled by Hallmark Entertainment Distribution. Our Film Library and the programming that we have access to through our program license agreements with Hallmark Entertainment Distribution consist of some of the most highly rated made-for-television movies, based on A.C. Nielson ratings. These programs have also won numerous Emmy Awards, Golden Globe Awards and Peabody Awards.

We have distribution agreements with pay television distributors in each of our markets. We currently distribute our domestic Channel through approximately 4,800 cable systems and communities and satellite providers. By the end of 2004, we had agreements with Adelphia, Cablevision, Charter, Comcast, Cox, DirecTV, EchoStar, Insight, the National Cable Television Cooperative and Time Warner for the distribution of our Channel in the United States. The preceding providers account for more than 88% of all pay cable and television subscribers in the United States as of December 31, 2004. Internationally, these included British Sky Broadcasting (“BSkyB”), Canal Digital, Home Entertainment, Measat, Multichoice, PCTV and Sky Italy. BSkyB accounted for 13% of our consolidated revenue and 33% of our international revenue for the year ended December 31, 2004. No individual pay television distributor or advertiser accounted for 10% of our domestic revenue and 15% of our consolidated subscribers for the year ended December 31, 2004.

Through Crown Media Distribution, we exploit the Film Library to the extent not used by our Channel. We license the use of Library films and programming to third parties in the United States including terrestrial broadcasters in return for license fees and, prior to the International Sale, we licensed films and programs around the world.

We license the trademark “Hallmark” for use on our Channels pursuant to certain trademark license agreements with Hallmark Cards, Incorporated (“Hallmark Cards”). We believe that the use of this trademark is extremely important for our domestic Channel due to the substantial name recognition and favorable characteristics associated with the name in the United States. For further information concerning these trademark license agreements, see Part III—Item 13. Certain Relationships and Related Transactions—Hallmark Trademark License Agreements.

Information concerning revenue, operating losses and identifiable assets attributable to each of our domestic and international pay television programming services and our distribution of films may be found in Note 23 of Notes to Consolidated Financial Statements in this Report.

Development of Business

Crown Media Holdings, Inc., which was incorporated in the state of Delaware in December 1999, through its subsidiaries, owns and operates pay television Channels dedicated to high quality, entertainment programming for adults and families, in the United States and, prior to the sale of its international business, in approximately 152 countries throughout the world. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co., a subsidiary of Hallmark Cards, the National Interfaith Cable Coalition, Inc. (“NICC”), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”). The international operations of the Hallmark Channel are operated by Crown Media International and, in the United Kingdom, by Crown Entertainment Limited. Crown Media International commenced its operations outside the United States in 1995. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States. Crown Media International acquired an interest in Crown Media United States in 1998, and as a result of several transactions, Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001.

Hallmark Cards controls the Company through its ownership of more than 80% of the equity interests in Hallmark Entertainment Investments and its control over the voting of our Class A and Class B common stock held by Hallmark Entertainment Investments. See also the description of the Hallmark Entertainment Investments Co. Stockholders Agreement in Item 13 below and Item 12 below regarding beneficial ownership of our securities.

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

Advertising Revenue

The advertising market differs greatly around the world. In the United States, there is a growing sentiment among advertisers that advertising expenditures are shifting from broadcast television to cable television. In other parts of the world, the amount spent by advertisers on television varies according to the development of each country’s television market. In general, advertising expenditures are less in other countries than in the United States, both in terms of percentage of advertising expenditures as well as absolute dollars. Program ratings systems in many non-United States markets are growing rapidly, and as a result, advertisers are relying less on subscriber counts and more on empirical measurements when buying advertising time.

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

Since February 2002, paid commercial programming, “infomercials,” has been carried on our domestic Channel and, prior to the sale of our international business, on a limited basis in several international regional feeds of our international Channel.

Ratings

Among the 54 ad-supported cable channels in the United States market, the Hallmark Channel ranked 10th in total day with a 0.6 household rating for the 2004 year and 14th for prime time with a 0.871 household rating for the 2004 year, according to Nielsen Media Research. In 2003 among the 52 ad-supported cable channels in the United States market, the Hallmark Channel ranked 16th in total day with a 0.503 household rating for the 2003 year and 22nd for prime time with a 0.718 household rating for the 2003 year, according to Nielsen Media Research. Total day means the time period measured from the time each day the broadcast of commercially-sponsored programming commences to the time such commercially-sponsored programming ends. We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults 25-54 and Women 25-54.

Internationally, during 2004 the international Hallmark Channel ranked in the top five cable and satellite channels in the U.K. according to the Broadcaster Audience Research Board. In the U.K., the Channel enjoyed a strong and sustained increase in ratings over the past two years, increasing its television rating among adults in multi-channel homes by 13% from 2003 and its share, or percentage of viewing audience, among individuals in multi-channel homes by 18%. The Channel was the 9th most watched commercial non-terrestrial channel in Poland according to AGB Polska in December 2004. The Channel ranked among the top ten multi-channel networks in Hungary according to AGB Hungary for the 2004 year.

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

Examples of programming from our Library and the Hallmark Entertainment library include, Larry McMurtry’s Lonesome Dove, 10th Kingdom, Neil Simon’s London Suite, Gulliver’s Travels, Dog of the Yukon: Call of the Wild and Larry McMurtry’s Dead Man’s Walk as well as programming previously shown as Hallmark Hall of Fame such as William Faulkner’s Old Man, Rose Hill, Sarah Plain and Tall and What the Deaf Man Heard. We benefit from these original Hallmark Entertainment productions, which are sometimes premiered and often aired on our domestic Channel. Examples of third party programming shown on our domestic Channel include the popular drama series M*A*S*H, Judging Amy, Magnum, P.I., Matlock, Touched By An Angel, Walker Texas Ranger, Rawhide, Dr. Quinn Medicine Woman, and Perry Mason. Other examples of our third party programming include acquired movies and miniseries such as Roots, North and South, The Thorn Birds and Shogun. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time.

Distribution

Our domestic Channel ended 2004 with 64.6 million subscribers, an increase of 15% from 56.0 million at the 2003 year-end. We currently distribute our domestic Channel to approximately 70% of all United States pay television subscribers. The following table shows the approximate number of pay television households and domestic Channel subscribers for each of the eight largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2004.

PAY TELEVISION DISTRIBUTOR	TOTAL US PAY TV HOUSEHOLDS(1)	HALLMARK CHANNEL—U.S. SUBSCRIBERS(1)	HALLMARK CHANNEL—U.S. % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	23,232	14,113	60.7%
DirecTV	13,496	11,861	87.9%
Time Warner	13,165	10,635	80.8%
Cox	6,277	5,035	80.2%
Charter	6,481	4,752	73.3%
Adelphia	5,778	4,415	76.4%
Echostar	10,475	3,962	37.8%
Cablevision	2,979	2,491	83.6%
All others	10,704	7,301	68.2%
Total	92,587	64,565	69.7%

(1)          Source: Nielsen Code and The Nielsen Public U.E. December 2004.

Sources of Revenue

We derive our domestic Channel revenue primarily from subscriber fees and advertising sales. We charge our pay television distributors a monthly per subscriber fee for the right to broadcast our domestic Channel. Generally, these distribution agreements last from five to ten years, and sometimes include annual increases of both subscribers and per subscriber fees. A distribution agreement may also involve a payment by us for the establishment of the relationship or, together with or in lieu of any payment, the free carriage of our Channel to subscribers for a period of time and discounts or no fees if certain subscriber levels are achieved. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information regarding subscriber fees. For the years ended December 31, 2002,

2003, and 2004 revenue derived from subscriber fees for the domestic Channel were approximately $13.5 million, $6.6 million and $10.8 million, respectively.

We have advertising sales offices in New York, Los Angeles, Chicago, Atlanta and Detroit. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on our domestic Channel. For the years ended December 31, 2002, 2003, and 2004 revenue from the sale of advertising time on our domestic Channel were approximately $46.0 million, $77.6 million and $106.3 million, respectively.

Sales and Marketing

Our primary target demographics are women aged 25 to 54 and adults aged 25 to 54 and our secondary target is adults aged 18 to 49. Our programming is targeted to adults, but is generally appropriate for viewing by the entire family, which is important to viewers, advertisers and affiliates alike.

For over fifty years Hallmark has been a leader in high-quality original television production. The Hallmark Channel is the only home on cable television for the movies previously shown as Hallmark Hall of Fame, a selection of movies from an award-winning entertainment series. Much of the Hallmark Channel’s unique programming comes from Hallmark Entertainment, including Merlin, Alice in Wonderland and Dinotopia. Hallmark Entertainment original productions rank among the highest-rated programs on U.S. broadcast network television.

The power of the Hallmark brand and the quality of Hallmark Entertainment combine to:

•       provide our viewers with tangible evidence of our commitment to the best in entertainment for the entire family;

•       enhance our ability to attract advertising commitments and higher Cost-Per-Thousands (“CPM”) from the largest advertisers; and

•       provide a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

Hallmark Movie Channel

In 2004, we launched our second domestic channel, the Hallmark Movie Channel, which is distributed on digital tiers or as part of packages of services. The Movie Channel features top-rated movies from over 3,000 hours of programming in the Crown Media Library. In addition, the Movie Channel showcases movies previously shown as Hallmark Hall of Fame and also features movies from sources other than Hallmark and the Crown Media Library.

The Hallmark Channel—International

As disclosed in this Report, we sold our international business to a third party on April 26, 2005. The following is a description of our international business conducted prior to such sale.

Overview

The international Channel commenced 2004 with 57.3 million subscribers and ended the year with 59.4 million subscribers, an increase of 4%. We distributed the international Channel to 17 geographic markets covering approximately 152 countries, dubbed or subtitled into 26 languages compared to 17 geographic markets covering approximately 116 countries, dubbed or subtitled into 26 languages as of December 31, 2003. Our markets included Asia Pacific, with approximately 20.5 million subscribers, Europe, Middle East and Africa, with more than 17.8 million subscribers, Latin America, with more than 11.8 million subscribers, and the United Kingdom, with more than 9.3 million subscribers.

Programming

The international Channel offered a range of award-winning programming including made-for-television movies, miniseries, epics, historical dramas and series. We sought programming that was consistent with our programming theme: “great stories that stay with you.” The high quality, entertainment programming for adults and families that we offered was based on universal themes, included world-renowned actors and actresses, such as Sidney Poitier, Whoopi Goldberg, Anjelica Huston, and James Earl Jones and was often filmed in international locations.

Significant sources for our programming were the Crown Media Library and programming by Hallmark Entertainment, Inc. (“Hallmark Entertainment”), which was available to us through our program agreements. Prior to the purchase of the Crown Media Library, we licensed substantially all of the titles in that library from Hallmark Entertainment Distribution. We enjoyed access to new Hallmark Entertainment programming through an amended five-year program license agreement with Hallmark Entertainment Distribution. For more information regarding the program license agreements with Hallmark Entertainment Distribution, please see Part III below. Hallmark Entertainment provided family programming for audiences worldwide, generally delivering more than forty projects each year. We licensed for that same time period the remaining portion of the international Channel’s programming line-up from third parties. This third party programming was consistent with the themes and quality of the material we own or license from Hallmark Entertainment Distribution. We licensed programming from third party suppliers such as CBS Broadcast International, Southern Star Sales Limited, Granada International, Paramount Television, Minotaur Entertainment, NBC Universal Inc., Metro-Goldwyn-Mayer Studios Inc., Columbia Tri-Star International, Sony Pictures, ABA Plus and Warner Bros. Entertainment Inc.

During 2004, we aired third-party series such as Judging Amy, Law and Order, Sue Thomas F.B. Eye, Monk, E.R., Gilmour Girls, and The Guardian. We also aired third-party movies and mini-series including The Fourth Protocol, On Golden Pond, and Hawking.

Distribution

In the countries where we offered the international Channel, we distributed the Channel through a variety of distribution platforms, including cable, satellite broadcast systems, digital terrestrial television and satellite master antenna television. We distributed the Channel through distribution agreements with local pay television operators such as BSkyB, Canal Digital, Home Entertainment, Measat, Multichoice, PCTV and Sky Italy. Our distribution agreements with such operators generally lasted from two to five years. We had the capability to create and deliver our Channel to new platforms in a short period of time through our broadcast infrastructure based in Greenwood Village, Colorado. We had a strategic relationship with Pramer, S.C.A., which performed all day-to-day operations including program acquisitions, scheduling, marketing, advertising and affiliate sales, playback and uplink for our operations in Mexico, Central and South America.

We regularly reviewed existing and potential markets to assess their prospects. As the number of international Channel subscribers increased in a market, we assessed our ability to increase revenue or develop new revenue sources by subdividing the market through the addition of satellite signals to individual countries within that market as opportunities—particularly advertising—arose. When we subdivided a market, we were able to customize the Channel to appeal to a more specific audience. The delivery of the international Channel to more targeted audiences also increased the number of potential advertisers on the Channel by creating more targeted advertising opportunities for local or regional businesses in the markets in which we operate.

The following chart shows the approximate number of television households and pay television households, as estimated by Kagan World Media (except where noted) at December 31, 2004, and the number of our international Channel subscribers at December 31, 2003 and 2004.

	Total TV	Pay TV	%	Hallmark Channel—Int’l Subscribers(1)		Hallmark Channel—Int’l December 31, 2004
Markets	House- Holds	House- Holds	Pay TV Penetration	December 31 2003	December 31 2004	% of Pay TV Households
	(000’s)			(000’s)
Asia Pacific:
Australia	7,202	1,607	22.3%	618	858	53.4%
India(2)	117,977	52,487	44.5	13,215	9,487	18.1%
Indonesia	24,565	176	0.7	121	144	81.8%
Korea	14,819	5,883	39.7	3,213	4,513	76.7%
Malaysia	5,244	1,435	27.4	1,220	1,525	106.3%
Philippines	8,995	2,107	23.4	656	859	40.8%
Singapore	1,240	569	45.9	278	305	53.6%
Taiwan/China	357,485	133,867	37.4	3,900	2,410	1.8%
Thailand/Hong Kong	17,835	2,475	13.9	358	394	15.9%
Subtotal	555,362	200,606	36.1	23,579	20,495	10.2%
Europe, Middle East and Africa:
Africa(3)	6,765	988	14.6	895	1,084	109.7%
Belgium/Netherlands	11,146	10,444	93.7	219	264	2.5%
Bulgaria/Croatia/ Slovenia/Yugoslavia	2,952	1,219	41.3	625	803	65.9%
Czech Republic	4,049	1,051	26.0	441	463	44.1%
Denmark/Faroe Islands	2,349	1,830	77.9	964	1,054	57.6%
Finland/Iceland	2,246	1,186	52.8	79	77	6.5%
Hungary	4,159	2,163	52.0	479	1,048	48.5%
Israel	1,743	1,496	85.8	1,376	1,428	95.5%
Italy	21,708	3,298	15.2	—	2,770	84.0%
Middle East(4)	2,822	932	33.0	584	900	96.6%
Norway	2,006	1,487	74.1	793	862	58.0%
Poland	12,821	4,675	36.5	1,572	1,744	37.3%
Portugal	5,015	1,756	35.0	249	261	14.9%
Romania	7,236	3,600	49.8	2,312	1,953	54.3%
Russia/Bosnia	44,661	14,448	32.4	630	1,029	7.1%
Slovak Republic	1,659	760	45.8	295	321	42.2%
Spain	14,472	3,745	25.9	605	450	12.0%
Sweden	4,124	3,464	84.0	758	797	23.0%
Turkey	14,948	2,239	15.0	495	451	20.1%
United Kingdom	24,800	10,860	43.8	8,633	9,336	86.0%
Subtotal	191,681	71,641	37.4	22,004	27,095	37.8%
Latin America:
Argentina	10,204	5,751	56.4	4,402	4,414	76.8%
Brazil	47,589	3,876	8.1	682	671	17.3%
Chile	3,873	830	21.4	938	941	113.4%
Colombia	8,838	1,054	11.9	555	368	34.9%
Mexico	22,324	3,525	15.8	3,172	3,420	97.0%
Venezuela	4,915	1,031	21.0	793	706	68.5%
Other Latin America(5)	14,995	1,882	12.6	1,177	1,309	69.6%
Subtotal	112,738	17,949	15.9	11,719	11,829	65.9%
TOTAL	859,781	290,196	33.8%	57,302	59,419

(1)             Total subscribers include promotional (free) subscribers at December 31, 2003, and December 31, 2004.

(2)             India includes Bangladesh, Brunei, Macau, Maldives, New Guinea, Pakistan, Republic of Palau, and Sri Lanka

(3)             Source: Zenith Optimedia.

(4)             Middle East includes Armenia, Azerbaijan, Byelorussia, Estonia, Georgia, Kazakhstan, Kyrgystan, Latvia, Lithuania, Macedonia, Middle East, Republic of Moldova and Republic of Ukraine

(5)             Other Latin America includes Aruba, Bolivia, Caribbean, Costa Rica, Curacao, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Jamaica, Nicaragua, Panama, Paraguay, Peru, and Uruguay

Sources of Revenue

Like most international pay television channels, we derived the majority of our international revenue from subscriber fees and, to a lesser extent, advertising sales. We generally charged our pay television distributors a fee per subscriber for the right to broadcast our international Channel. For the years ended December 31, 2002, 2003, and 2004 revenue derived from subscriber fees for the international Channel were approximately $54.4 million, $62.3 million, and $71.3 million, respectively.

We also derived revenue from the sale of advertising time on our international Channel. We generated revenue directly from advertisers as well as from our pay television distributors under distribution agreements that provided for a sharing of revenue from advertising. Advertising revenue from our international Channel was derived primarily from activities in a limited number of countries, including East Asia, Mexico, Poland, South Africa, the United Kingdom and certain countries in Latin America. For the years ended December 31, 2002, 2003, and 2004 revenue from the sale of advertising on our international Channel were $23.1 million, $20.5 million, and $22.8 million, respectively.

The Network Operations Center, which enabled us to control delivery of our Channels to our pay television distributors, allowed us to insert commercials into our programming from a central point. The Company had international sales offices in Buenos Aires, Hong Kong, London, Mumbai, Sydney and Taipei.

Sales and Marketing

Our international Channel focused its marketing efforts on maximizing our two revenue streams, distribution and advertising sales, in the individual markets in which the Channel was distributed. Our international Channel’s marketing efforts varied by market depending on the maturity of the local television industry, the level of distribution of our Channel and the potential for the sale of advertising.

In markets where our international Channel is not carried by all the pay television distributors, marketing efforts were primarily directed toward potential new distributors. These efforts included advertising in trade publications and participating in industry trade shows as well as direct mail and public relations campaigns. In these markets, efforts were also made to market the Channel to potential viewers to drive consumer demand for carriage of the Channel by local affiliates.

In markets where our international Channel has obtained substantial distribution or has exclusive agreements with primary distributors, marketing efforts were primarily directed toward maintaining subscribers and viewership. Our efforts in these markets were primarily directed toward a target of adults 25 to 54. These efforts often included traditional marketing campaigns consisting of on-air promotion; print, billboard, cross-channels, radio and television advertising and sometimes these efforts were partially funded by our pay television distributors in each market. Additionally, we emphasized our unique relationship with our primary content supplier, Hallmark Entertainment Distribution, through the use of premier screening events, press tours with actors and actresses and viewer trips to movie sets. We also used our website to market and promote the Channel to consumers through schedule information, movie synopses, games and contests all of which are localized across the region. This was in addition to a comprehensive business to business website for our external customers such as journalists, affiliates and local agents.

In markets where we were developing our international Channel’s advertising business, marketing efforts were also directed toward potential advertisers. When marketing the Hallmark Channel to potential advertisers, we used local representation to target media planners and buyers and international advertisers.

Channel Operations

The programming department, and, prior to the international sale, programming departments at each of our regional offices or partners have been responsible for ensuring the consistent quality of the programming we offer. The programming, scheduling and acquisitions departments work in conjunction with the traffic department and creative services to create the distinctive appearance of our Channel. Some of these functions are outsourced on an as-needed basis.

The creation of our Channel begins with the acquisition of programming. Subsequent to the sale of the international business, we have approximately 640 titles in the Crown Media Library. In addition, we license programming from Hallmark Entertainment Distribution and other program suppliers. Our staff or third parties review and summarize all potential programming to ensure compliance with our quality and content standards. Prior to the international sale, the acquisitions staff in our regional offices licensed programming based on the amount of new programming required on the Channels. Each of the acquisitions offices worked together to leverage multi-channel acquisitions across many territories to reduce license fees, but remain sensitive to specific markets with targeted localized programming.

In most of our international markets, we customized the Hallmark Channel by dubbing or subtitling program elements into local languages. The decision to customize the Channel into local languages was based on local market practices, viewer preferences and cost considerations. Language preparation was coordinated in the regional offices in London and Hong Kong and by Pramer in Buenos Aires. Program language elements were typically shipped to the specific region to ensure that nuances in dialect of the particular language are captured. The language versions were then combined with the other programming elements.

The creation of on-air promotional segments “interstitials”, which are broadcast between the feature movies, miniseries and series, are typically outsourced to external vendors. Promotional segments were prepared in many languages for broadcast worldwide. These interstitials are intended to invite viewership, guide viewers to specific programming, and promote “brand awareness” for the Hallmark Channel.

The scheduling department creates the play list, which contains a list of daily programming. The scheduling department works with marketing personnel to continuously monitor the programming mix. The play list is then forwarded to the traffic department.

The traffic department inserts promotional segments and advertising into the play list and creates the daily log, which contains a detailed schedule of the stream of programming, commercials and promotional materials that will ultimately be viewed by the subscriber for each regional feed of the Hallmark Channel. The daily log, together with digital tapes that contain the corresponding programming, are then forwarded to either the Network Operations Center or, to the third party facility, which is performing the playback and uplink services for the feed. Digital tapes that contain the promotional segments are forwarded to either the Network Operations Center or to the third party origination and playback facility separately.

Channel Delivery

We deliver the daily log and digital tapes to the Network Operations Center (described below) or to a third party origination and playback facility for each market, where the programming, promotional and advertising elements are combined and compressed into a single signal, and transported to an uplink facility. The uplink facility then transmits the signal to the satellite transponder that covers the relevant geographic market, and the transponder reflects the signal back within its designated geographic area to head-end facilities and Direct-to-Home satellite services operated by pay television distributors who receive and decode our signal and transmit our Channel.

Prior to the international sale, we owned and operated the global Network Operations Center, which consists of 5,000 square feet at Greenwood Village, Colorado, which commenced operations in February 2001 and has the ability to perform origination and playback services for up to 32 programming Channels. The Network Operations Center is an efficient, state of the art broadcasting operation. The broadcast facility was included in the sale of our international business, and we continue to use the facility under a technical services agreement. See Notes 1 and 24 of our Notes to Consolidated Financial Statements in this Report for information on such sale and the technical services agreement.

The following chart summarizes for the United States Channel the distribution platforms through which we deliver our Channel, our primary pay television distributors, the language in which our Channel is broadcast, and the uplink and satellites we currently use to deliver our Channel. The second chart summarizes each of these matters for our international Channel prior to the sale of our international business.

The Hallmark Channel—United States

Market	Primary Distribution Platforms	Primary Pay TV Distributors	Languages	Playback Providers/ Locations	Uplink Providers/ Locations	Satellites
United States	Cable	Time Warner	English	Crown Media	Comcast Digital	SES AMC 11
		DirecTV		International, LLC	Media Center
		Charter		Denver, CO	Littleton, CO
Adelphia
Echostar
Cox
Cablevision
Comcast

The contracts with the parties providing uplink, satellite and other services for the delivery of our Channel in the United States expire from 2005 through 2019. Such contracts may be terminated by the vendors prior to the expiration of the contracts under conditions that are customary to contracts of this type. Amounts payable under these contracts, as well as international contracts, are reflected in “Operating and Capital Leases” in the schedule of contractual commitments as of December 31, 2004 as shown in Item 7 below.

The Hallmark Channel—International

The following contracts were assigned to the buyer of our international business effective April 26, 2005.

Market	Primary Distribution Platforms	Primary Pay TV Distributors	Languages	Playback Providers/ Locations	Uplink Providers/ Locations	Satellites
Latin America	Cable	DirecTV	Spanish	Pramer, S.C.A.	Crown Media	PAS 9
	DTH	Sky Latin America	Portuguese	Argentina	International, LLC	NSS 806
		Cablevision	English		Denver, CO
Asia Pacific	Cable	Modi	Mandarin	Crown Media	Galaxy	Apstar IIR
	DTH	UBC MSO	English	International, LLC	Hong Kong
		Home Entertainment	Korean	Denver, CO	Tokyo, Japan
		StarHub Cable Vision	Hindi
Central Europe	Cable	United Pan-Europe	Polish	Crown Media	BT	Hot Bird 3
	DTH	Communications	Hungarian	International, LLC	London, England
			Croatian	Denver, CO
Romanian
Bulgarian
English
Scandinavia/ Benelux	Cable	Via Sat	Swedish	Crown Media	BT	Hot Bird 3
	DTH	Canal Digital	Dutch	International, LLC	London, England
		Teledenmark	Norwegian	Denver, CO
Danish
English
Africa	DTH	Multichoice	English		Multichoice	PanAmSat 4
Johannesburg,
SAF
Czech Republic	Cable	Kabel Plus	Czech	Crown Media	BT	Hot Bird 3
		Cable Association	Slovak	International, LLC	London, England
			English	Denver, CO
Australia	Cable	Foxtel	English	Foxtel	Foxtel	Optus B3
	DTH	Austar		Sydney, Australia	Sydney, Australia
Russia and Middle East	Cable	NTV	Russian	Crown Media	BT	Hot Bird 3
	DTH	Gulf DTH	Arabic	International, LLC	London, England
			English	Denver, CO
United Kingdom	DTH	BskyB	English	BSkyB	BSkyB	Astra 2D
		NTL		London, England	London, England
Israel	Cable	Tevel	Hebrew	Crown Media	BT	Hot Bird 3
		Golden Channels	Russian	International, LLC	London, England
		Matav	English	Denver, CO
YES DTH
Turkey	DTH	Digiturk	Turkish	Crown Media	BT	Hot Bird 3
			English	International, LLC	London, England
Denver, CO

Film Distribution

Crown Media Distribution owns the Crown Media Library, consisting currently of United States rights to approximately 640 titles, and generates revenue from the film assets in the library by granting licenses to use the films to third parties. We are also using the films as programming for our television Channels and interactive uses.

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

Competition

The pay television industry is highly competitive. Our Channels have competed for distribution, viewers and advertisers with other pay television channels, broadcast television channels and with other general forms of entertainment.

There are several sources of competition within our industry, each of which affects our business strategy. Our domestic Channel competes with other general entertainment programming from TNT, USA Network, A&E, the Discovery Channel, Lifetime, ABC Family and other similarly targeted channels. Our international Channel competed with general entertainment programming from AXN, I-SAT, Canal Fox, TNT, UK Gold and USA Network. We compete with these channels for viewers and advertising dollars based upon quality of programming, number of subscribers, ratings and subscriber demographics. We compete with all channels for carriage on cable and satellite systems that may have limited capacity.

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

Competitive Strengths

We have established a track record of providing high quality programming. We believe that our primary competitive strengths include the following:

Pay Television Channel Branded with the Well-Known Hallmark Name

Our Channel is branded with the Hallmark name. We believe that viewers and distributors associate the Hallmark brand with family values and high quality content and that our association with this brand facilitates our efforts to achieve increased distribution and to attract additional viewers that leads to higher ratings and advertising revenue.

Long-Term Distribution Contracts that Call for Increasing Subscriber Counts and Fees

At December 31, 2004, we had long-term distribution agreements with Adelphia, Cablevision, Charter, Comcast, Cox, DirecTV, EchoStar, and Time Warner in the United States, as well as a number of other distributors. The terms of our major distribution agreements generally provide for subscriber increases over time, although some provide for lower or no subscriber fees if certain levels of subscribers are achieved.

A Library of Popular and Award-Winning Programming and Guaranteed Access through Long-Term Agreements to Other Similar Programming

Our Library gives us control over a significant amount of popular and award-winning programming that we can either air on our Channel or license in the United States to third parties. These titles provide us with a portion of our core programming, and by owning these titles, we have the flexibility to use them as needed to create the most effective program schedules. Owning these titles also eliminates the license fees we otherwise would have to pay for these titles and provides a revenue stream for us from licensing the titles to third parties. We have a five-year program agreement with Hallmark Entertainment ending December 31, 2005, that provides us with access to new quality productions, as well as to the titles in the Hallmark Entertainment Distribution library that we did not purchase. This program agreement will be automatically extended for an addition three year term if at that time Hallmark Entertainment Distribution’s parent company, Hallmark Entertainment LLC, owns at least 35% of the Company.

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

Competitive Risks

One Channel Distributed Domestically

We operate one primary Channel in the United States. Many competitors have more than one channel and may also be diversified entertainment companies, giving them an advantage in dealing with distributors and advertisers. These companies are also able to leverage costs across multiple channels.

Entertainment Programming

Our programming is entertainment designed for adults and families and is intended to meet quality standards that are associated with the Hallmark trademark. Competitors may have more flexibility in programming.

Ratings Which Affect Advertising

Our ratings have improved substantially over the last two years. Nevertheless, our competitors include channels with more subscribers and higher ratings, which affects rates that we can charge for advertising.

Research

The research departments at the Company provide strategic and tactical guidance to decision-makers within the Company, as well as supplying information about the Channel to potential advertisers and affiliates. These departments provide data on the size and demographics of our audience and information about our audiences, competitors, markets and industry.

Currently, our Channel’s research department translates our overall business strategy into a cohesive research program. This information assists our executives to more effectively target, brand, promote, program, and better understand where opportunities lie, in order to increase our Channel’s market share.

The research department has sophisticated ratings systems (Npower, PNF2 and Adviews) and competitive tracking database hardware and software. Trends and changes from these ratings systems are reported to top management for short and long-term strategic planning.

Our Channel’s performance is tracked through an internal tracking study established in July 2001, which is a monthly telephone survey conducted among a national probability sample of approximately 1,000 adults. The research department also subscribes to a number of other services, which are useful in obtaining information about viewers of our Channel.

Employees

We had 356 and 351 employees at December 31, 2003 and 2004, respectively. Subsequent to the sale of our international business in April 2005, we had 187 employees. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good. Substantially all of our domestic Channel’s employees work at our offices in Studio City, California and New York, New York.

Regulation

The operations of television channels in the United States are regulated. Within the United States, program access rules applicable to channel providers with ownership ties to pay television distributors may limit business combinations between these two types of companies.

Financial Information about Geographic Areas

Information concerning revenue and long-lived assets attributable to external customers, domestically and internationally, may be found in Note 22 of our Notes to Consolidated Financial Statements in this Report.

Risk Factors and Forward-Looking Statements

The discussion set forth in this Form 10-K contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings management, as of the date of this Form 10-K including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed below in this Form 10-K. Crown Media Holdings will not update any forward-looking statements contained in this Form 10-K to reflect future events or developments.

If we do not successfully address the risks described below, our business, prospects, financial condition, results of operations or cash flow could be materially adversely affected. The trading price of our Class A common stock could decline because of any of these risks.

Risks Relating to Our Business

Our business has incurred net losses since inception and may continue to incur losses.

Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of December 31, 2004, we had an accumulated deficit of approximately $1.3 billion, total stockholders’ equity of approximately $54.6 million, goodwill of approximately $314.0 million, and film assets of $599.0 million.

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

In addition, in order to accomplish these goals, the management of Crown Media Holdings continues to believe that it is necessary to increase subscribers and enhance our programming, which results in increased subscriber acquisition fees and higher costs for programming. Over the last four years, these actions have contributed to increased net losses for Crown Media Holdings.

Our substantial indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of December 31, 2004, our total debt was $889.1 million and we had $12.1 million of cash and cash equivalents. In addition, as of March 31, 2005, we could borrow the remaining $10.0 million available borrowing under our bank credit facility to cover the negative cash flow resulting from our current operations. Subject to restrictions under our debt agreements, we may also seek equity or debt financing from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes.

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

Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. In particular, our ability to react effectively may be limited by our obligation to license programming from Hallmark Entertainment Distribution, which has standards and contractual commitments to other parties that limit the types of programming that it will provide to us. Our competitors may have more flexible programming arrangements, as well as greater amounts of production, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also reduce the amount of revenue we anticipate receiving from licensing of our film assets and cause a decline in both advertising and subscriber fees revenue. The decline in revenue could hinder or prevent us from achieving profitability and could adversely affect the market price of our Class A common stock.

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

We may in due course develop our own distribution/sales network and hire employees to perform the services currently performed by Hallmark Entertainment under the service agreement. Our ability to do so is unproven and will require financial, operational and management resources. We may not be able to hire the number of employees, or employees who are sufficiently qualified, to perform these services, or do so in a cost efficient manner. If the cost to develop and maintain this employee base is greater, or if this process takes longer than anticipated, it could have a negative impact on the revenue we anticipate generating from the film assets.

If we are unable to increase our advertising revenue, we may be unable to achieve profitability.

Although it is expected over time that our advertising revenue will increase, if we fail to increase significantly our advertising revenue, we may be unable to achieve or sustain profitability or to expand our business. A failure to increase advertising revenue may be a result of any or all of the following: (i) we have a limited history of marketing and selling advertising time; (ii) we may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience for our U.S. channel; (iii) our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors; (iv) the advancement of technologies such as Digital Video Recording may cause industry-wide changes concerning the frequency in which individuals are exposed to advertising on television; and/or (v) we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our channels, our number of subscribers, and the viewership ratings for our programming.

Hallmark Entertainment Investments controls us and this control could create conflicts of interest or inhibit potential changes of control.

Hallmark Entertainment Investments controls all of our outstanding shares of Class B common stock and owns shares of our Class A common stock, representing in the aggregate approximately 95.8% of the outstanding voting power on all matters submitted to our stockholders. Hallmark Entertainment Holdings, a subsidiary of Hallmark Cards, controls the voting of all our shares held by Hallmark Entertainment Investments. Hallmark Entertainment Investments’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. Hallmark Entertainment Investments’ control relationship with us also could give rise to conflicts of interest in certain situations.

Hallmark Entertainment Distribution may not deliver to us as many programs as it has historically delivered.

We currently acquire library programming, new productions and first-run presentations pursuant to our program license agreement with Hallmark Entertainment Distribution. However, Hallmark Entertainment Distribution is not required to deliver a specific minimum number of programs. We could be forced to develop and produce or acquire alternative programming if we no longer receive as many programs from Hallmark Entertainment Distribution as we have in prior years and, without adequate notice, this could negatively impact our ability to effectively program our Channel.

We could lose the right to use the name “Hallmark” because we have limited-duration trademark license agreements, which could harm our business.

We license the name “Hallmark” from Hallmark Licensing, Inc., a subsidiary of Hallmark Cards, for various uses, including the name of our domestic channel. This license will expire on September 1, 2005. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including our failure to meet minimum programming thresholds dependent on programming provided by affiliates of Hallmark Cards or to comply with Hallmark Cards’ programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue, particularly in the United States.

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

If the Network Operations Center fails, or its operations are disrupted, our costs could increase and our growth could be hindered.

We are currently using the Network Operations Center for the origination and playback of signals for the Hallmark Channel. Like other single-point facilities, the Network Operations Center is subject to interruption from fire, tornadoes, lightning and other unexpected natural causes. Although there are redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the Network Operations Center’s services. We currently have certain backup facilities for the domestic channel. Any significant interruption at the Network Operations Center affecting the distribution of our channel could have an adverse effect on our operating results and financial condition.

As part of the sale of the international business, the buyer of the business acquired the Network Operations Center, but we continue to use the Network Operations Center for the distribution of our domestic channel pursuant to a service agreement, and we depend upon the buyer in providing these services for our domestic Channel. Any significant interruption of such services affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

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

As a result of our acquisitions of all the common interests in Crown Media United States, we have generated a significant amount of goodwill. We ceased the amortization of this acquired goodwill, and we are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders’ equity could be materially adversely affected.

We also have film costs relating to the amortization of the purchase price for the film assets that we use and license to others. These film costs are, and will continue to be, a significant component of our cost of services each quarter.

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

Our domestic advertising revenues are partially dependent on television ratings provided by Nielsen Media Research. Nielsen is currently modifying its ratings system by increasing its household sample size and plans to institute other changes in its audience measurement systems. Our ratings could either be positively or negatively affected by these changes, depending on the demographic characteristics of the households added to the Nielsen sample and the natures of the changes in the measurement systems.

Competition could reduce our channel revenue and our ability to achieve profitability.

We operate in the pay television business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment companies that have substantially greater resources than we have, our operating margins and market share could be reduced, and the growth of our business inhibited. In particular, we compete for distribution with other pay television channels and, when distribution is obtained, for viewers and advertisers with pay television channels, broadcast television networks, radio, the Internet and other media. We also compete, to varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, electronic games and other alternative sources of entertainment and information. Future technological developments may affect competition within this business.

A continuing trend towards business combinations and alliances in the communications industries may create significant new competitors for us or intensify existing competition. Many of these combined entities have more than one channel and resources far greater than ours. These combined entities may provide bundled packages of programming, delivery and other services that compete directly with the products we offer.

We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future pricing levels as competition increases. Our failure to achieve or sustain market acceptance of our programming at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would harm our business.

Distributors in the United States may attempt to pressure pay TV channels with lower viewership, such as our Channel, to accept decreasing amounts for subscriber fees, to pay higher subscriber acquisition fees or to allow carriage of the channel without the payment of subscriber fees. Factors that may lead to this pressure include the number of competing pay TV channels, the limited space available on services of distributors in the United States and the desire of distributors to maintain or reduce costs. Any reduction in subscriber fees revenue now or in the future could have a material impact on our ability to achieve profitability and cash flow.

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

If, as a provider of television channels, we fail to comply with applicable present or future government regulations in the U.S., we could be prohibited from operating in the U.S. and could be subject to monetary fines, either of which would increase our operating costs, reduce our revenue and limit our ability to achieve profitability.

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

ITEM 2.                Properties

The following table provides certain summary information with respect to the principal real properties leased by the Company. We do not own any real property. The leases for these United States offices and facilities expire between March 2005 and June 2010. The Company believes the facilities, office space and other real properties leased are adequate for its current operations.

Hallmark Channel—United States

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	50,800
1325 Avenue of the Americas New York, New York	Sales and administrative office and advertising traffic	13,028
205 N. Michigan Ave. Chicago, Illinois	Sales office	3,048

Hallmark Channel—International

The following leases were assigned to the buyer of our international business effective April 26, 2005.

Location	Use	Approximate Area in Square Feet
6430 South Fiddlers Green Circle Greenwood Village, Colorado	Executive and administrative office, post production and editing facilities and Network Operations Center	33,731
234 A Kings Road London, England	Sales and scheduling office	11,400
12 F-1, No. 50, Sec. 2 Nanjing East Road Taipei City, Taiwan	Sales office	980
25 Canton Road Kowloon, Hong Kong	Sales office	2,800
Paharpur Business Centre, Suite 406 Nehru Place Greens New Delhi	Sales and administrative office	375
Bonpland 1745 Buenos Aires, Argentina	Sales and administrative office	800

We own most of the equipment and furnishings used in our businesses, except for satellite transponders, which are leased. See Note 9 of Notes to Consolidated Financial Statements for information on our leasing of property and equipment.

Our film assets consist primarily of television movies and miniseries. The masters for these films are stored in vaults and laboratories with which we have access agreements.

ITEM 3.                Legal Proceedings

In May 2005, we received a letter from National Interfaith Cable Coalition, Inc. threatening litigation in regard to an Amendment dated February 22, 2001 to the Amended and Restated Company Agreement of Crown Media United States. The Amendment is described below under “Crown Media United States Amended and Restated Company Agreement” in Item 13, Certain Relationships and Related Transactions. The letter claims that, among other things, the Company and Hallmark Entertainment, Inc. have not honored their commitments relating to the production and financing of certain NICC and “faith and values” programming for broadcast on the Hallmark Channel in the United States. NICC alleges that we and HEI have materially breached the Amendment, causing substantial damages to NICC in an amount which exceeds $100.0 million. The letter further indicates that NICC intends to file litigation for breaches of the Amendment unless we agree, by June 1, 2005, to enter into a new, extended agreement with NICC for the production, promotion and funding of programming. We believe that the Company and HEI are in compliance with the Amendment. We cannot, however, predict whether the letter will result in litigation, an amendment or other resolution.

ITEM 4.                Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.                Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on the Nasdaq National Market System under the ticker symbol “CRWN[E].” Set forth below are the high and low sales prices for our Class A common stock for each quarterly period in 2003 and 2004, as reported on the Nasdaq National Market System.

	Price Range
Common Stock	High	Low
2003
First Quarter	$3.500	$1.610
Second Quarter	$6.130	$2.761
Third Quarter	$8.780	$3.750
Fourth Quarter	$9.350	$7.200
2004
First Quarter	$9.230	$7.060
Second Quarter	$9.780	$7.960
Third Quarter	$8.750	$6.250
Fourth Quarter	$9.500	$8.170

There is no established public trading market for our Class B common stock, of which 100% is owned by Hallmark Entertainment Investments Co.

Holders

As of May 1, 2005, there were approximately 72 record holders of our Class A common stock and one record holder of our Class B common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides as of December 31, 2004, information for our only equity compensation plan, which is the Amended and Restated 2000 Long Term Incentive Plan

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	1,359	$10.71	8,357

Stock Purchases

We did not make any repurchases of our outstanding shares during the fourth quarter of 2004. None of our executive officers purchased shares in open market transactions during the fourth quarter of 2004.

ITEM 6.                Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, and the consolidated balance sheet data as of December 31, 2000, 2001, 2002, 2003 and 2004, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Subscriber fees, net	$47,921	$66,537	$67,913	$68,901	$82,140
Advertising	16,016	37,513	69,066	98,093	129,114
Film asset licensing fees	—	2,267	23,950	40,431	29,348
Other revenue	2,879	740	80	99	685
Total revenue, net	66,816	107,057	161,009	207,524	241,287
Cost of services:
Programming costs:
Affiliates	31,307	55,027	67,689	39,369	52,137
Non-affiliates	18,933	62,158	70,314	69,305	85,085
Amortization of film assets	—	3,533	27,035	40,168	47,197
Impairment of film assets and technical equipment	—	—	—	—	117,891
Subscriber acquisition fee amortization	4,801	6,415	44,220	25,268	26,939
Depreciation and amortization of technical facilities	—	4,738	4,742	4,742	4,825
Operating costs	35,643	57,059	60,877	43,290	44,412
Total cost of services	90,684	188,930	274,877	222,142	378,486
Selling, general and administrative expense	46,271	70,709	60,223	61,699	78,003
Marketing expense	21,280	34,809	48,946	24,436	23,865
Reorganization expense (credit)	—	4,629	28,801	(1,757)	(483)
Depreciation and amortization expense	5,520	8,649	11,026	10,066	9,001
Amortization of goodwill	8,639	20,032	—	—	—
Loss from operations	(105,578)	(220,701)	(262,864)	(109,062)	(247,585)
Equity in net losses of unconsolidated entities	(9,328)	(655)	—	—	—
Loss from early extinguishment of debt	—	—	—	(39,812)	—
Guaranteed preferred beneficial interest accretion	—	(1,428)	(25,508)	(23,218)	—
Interest expense, net	523	(10,392)	(22,603)	(46,868)	(66,933)
Loss before income tax (provision) benefit	(114,383)	(233,176)	(310,975)	(218,960)	(314,518)
Income tax (provision) benefit	(1,743)	3,344	(2,054)	(3,189)	(2,288)
Loss before cumulative effect of a change in accounting principle	(116,126)	(229,832)	(313,029)	(222,149)	(316,806)
Cumulative effect of change in accounting principle	—	—	—	17,000	—
Net loss	$(116,126)	$(229,832)	$(313,029)	$(205,149)	$(316,806)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	50,786	74,691	104,306	104,484	104,533
Net loss per share, basic and diluted	$(2.32)	$(3.08)	$(3.00)	$(1.96)	$(3.03)

	As of December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$34,274	$13,859	$335	$4,306	$12,102
Goodwill	240,141	314,033	314,033	314,033	314,033
Total assets	531,702	1,627,008	1,497,930	1,565,747	1,512,768
Total long-term debt, excluding current maturities	—	205,894	382,206	808,892	886,302
Stockholders’ equity	246,808	776,866	467,595	313,451	54,636
Other Data:
Capital expenditures	$22,809	$11,150	$4,240	$4,784	$1,901
Total subscribers at year end:
Hallmark Channel—International	33,531	44,412	49,523	57,302	59,419
Hallmark Channel—U.S.	26,488	43,532	48,815	56,010	64,565
Total subscribers	60,019	87,944	98,338	113,312	123,984

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Current Challenges

With the completion of the sale of the international business, management is focusing its efforts on the domestic channel and film library. The Company will continue to strive to expand its domestic subscriber base, and to increase its domestic ratings because growth of these two factors are necessary in order to increase subscriber demand for the Company’s Channel and its advertising revenues. In addition, our management believes that advertisers will generally spend more advertising dollars on more fully distributed networks.

One of our challenges is to expand our distribution in the United States in a cost effective manner. When subscribers are added under distribution agreements, we are typically asked to pay subscriber acquisition fees and support payments for the launch of the Channel. Increases in our ratings, our programming line-up and our relationship with Hallmark Cards can be favorable factors in our negotiation of these payments. One disadvantage is that we have one channel while many of our competitors operate multiple channels and thus have more leverage in dealing with distributors.

The Company plans to continue its current programming strategy in order to increase its ratings. Building on the success that the domestic channel experienced during the 2004 holiday season, we have an aggressive original movie schedule in 2005, which will include more than 20 original movies. Additionally, the Company will design marketing campaigns around these original movies, as well as certain holidays such as Mother’s Day and Christmas, and build on our relationship with Hallmark Cards.

The Company will continue to monitor its operating expenses to identify areas where greater efficiencies can be attained to reduce our operating expenses relative to our revenue streams, and, if needed, reduce these expenses during the year to manage its cash needs. In addition, we also plan on refinancing our bank credit facility in 2006 to provide for our future cash requirements.

The primary financial and non-financial measures analyzed by management are Adjusted EBITDA (as defined below) and the metrics driving each of our revenue lines such as: subscriber counts; advertising rates; domestic ratings; and demographics of our viewing audiences.

International Business

On February 23, 2005, we announced that we had entered into a definitive agreement for the sale of our international business to a group of investors comprised of Providence Equity Partners, 3i and U.K. television executive David Elstein (“investor group”). This transaction closed on April 26, 2005. The sale included the international versions of the Hallmark Channel distributed outside the United States, the international rights to over 580 titles in the Crown Media library, and the Network Operations Center based in Denver, Colorado. Substantially all of the employees of the international business as well as the broadcast facility are employed by the investor group. Other than in respect of or as contemplated by the agreement for these transactions, there are no material relationships between us and our affiliates, on the one hand, and the buyer and its affiliates, on the other hand.

The sale price for the transaction was $242.0 million, subject to purchase price adjustments relating to receivables acquired and working capital changes. For information regarding net cash proceeds from the sale, the obligation to pay certain liabilities of the international business, adjustments made to the purchase price, the use of net proceeds from the sale of the international business and accounting treatment for the that sale, see “Sale of International Business” in Note 1 of Notes to Consolidated Financial Statements below. The above purchase price and related estimated fair values were used in the

Company’s evaluations of impairment as discussed in Note 3 to our Consolidated Financial Statements contained in this report.

The purchase agreement provided for the sale of the outstanding capital stock of the two operating subsidiaries of the Company’s international business, Crown Media International, LLC and Crown Entertainment Limited, for $62.0 million, subject to a purchase price adjustment for certain working capital changes. An asset purchase agreement provided for the sale of certain international rights to a library of theatrical films, made for television movies, specials, mini-series, series and other television programming for $180.0 million, subject to purchase price adjustments relating to receivables acquired and working capital changes. The agreements also contain customary representations and warranties of the parties, indemnification and termination provisions.

The purchase agreement and asset purchase agreement are Exhibits 2.1 and 2.2, respectively, to this Report. The description of these agreements contained herein is qualified in its entirety by reference to such agreements.

Cash Flow

Our 2005 cash flows will be affected by the sale of our international operations and international film rights. The generation of positive cash flows in years beyond 2005 are expected to be dependent upon increasing our advertising revenues and continuing to focus on cost management.

Significant uses of cash during the year ended December 31, 2004, were for program acquisitions in primarily our domestic and United Kingdom markets. The Company also paid subscriber acquisition fees resulting from distribution agreements renegotiated in the past years. Attainment of certain subscriber levels will also cause an increase in subscriber acquisition fee payments in future years, but as many of our more significant distribution agreements expire in 2007, we do not foresee significant subscriber acquisition fee payments after 2007.

Impairment of Assets

Please see Note 3 of Notes to the Consolidated Financial Statements in this Report for information on impairment charges for 2004 relating primarily to our international assets.

Revenue

Our revenue consists of primarily subscriber fees, advertising and film asset license fees.

Subscriber Fees

Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. In the United States, we pay certain television distributors up-front subscriber acquisition fees to carry our channel. However, such payments have not been common in the international cable television markets. Subscriber acquisition fees that we pay are capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. At the time we sign a distribution agreement, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

Rates we receive per subscriber vary according to:

•       the level of sophistication and degree of competition in the market;

•       the relative position in the market of the distributor and the popularity of the channel;

•       the packaging arrangements for the channel; and

•       other commercial terms and length of the contract term.

In some circumstances, international distributors provided minimum revenue guarantees.

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

The Company discontinued distribution of the Channel in Spain effective March 31, 2005, since a new agreement was not reached with its primary distributor in Spain. The Company also discontinued distribution of the Channel in Portugal effective March 31, 2005, since it was no longer costs effective for the Company to distribute the Channel in Portugal with the discontinuance of operations in Spain.

Our channel is usually offered as one of a number of channels on either a basic tier or part of other program packages and is not generally offered on a stand-alone basis. Thus, while a cable or satellite customer may subscribe and unsubscribe to the tiers and program packages in which our channel is placed, these customers do not subscribe and unsubscribe to our channel alone. We are not provided with information from the distributors on their overall subscriber churn and in what manner their churn rates affect our subscriber counts; instead we are provided information on the total number of subscribers who receive the Hallmark Channel.

Our subscriber count depends on the number of distributors carrying the Hallmark Channel and the size of such distributors as well as the program tiers on which our channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers as promotional periods end, or as a distributor arrangement is amended or terminated by us or the distributor. Changes to distribution arrangements in 2004 have not been significant. Management analyzes the estimated effect each new or amended distribution agreement will have on revenues and costs. Based upon these analyses, management endeavors to achieve a fair combination of subscriber commitments and subscriber acquisition fees with each of our domestic distributors.

Advertising

Advertising sales generally are made on the basis of a price per advertising spot or per unit of audience measurement (for example, a ratings point). Thus, our advertising revenues are heavily dependent on third parties ratings of the persons viewing our channel. Prices vary on a market-by-market basis. Rates differ among markets depending on audience demographics.

In the U.S. where regular audience measurements are available, our advertising rates are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Revenue is recorded net of estimated delivery shortfalls, which are usually settled by providing the advertiser additional advertising time. Advertising rates also vary by time of year due to seasonal changes in television viewership.

Film Licensing

Crown Media Distribution generates revenue from the film assets by granting licenses to exhibit the films to third parties. We are also using the films as programming for our channel. Customers for our film assets consist of other television channels and home video distributors who resell rights to our film assets. License fees for our film assets are generally negotiated based upon the size of the potential audience who will be viewing the programming.

Cost of Services

Our cost of services consists primarily of program license fees, amortization of our film assets; subscriber acquisition fee expense; the cost of signal distribution; prior to the international sale, dubbing and subtitling programming for foreign audiences; administration, distribution and other exploitation of our film assets; and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing markets and third party programming to support our advertising strategy.

Critical Accounting Policies, Judgments and Estimates

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

For further information regarding our critical accounting policies, judgments and estimates, please see the Notes to Consolidated Financial Statements contained in this Report.

The following discussion concerns certain accounting estimates and assumptions that are considered to be material due to the levels of subjectivity and judgment necessary to account for uncertain matters and the susceptibility of such matters to changes.

Revenue Recognition

Advertising revenues are recognized as earned in the period in which the advertising is telecast and are generally billed monthly. Revenue is recognized as commercial spots or long form programming are aired and as ratings guarantees to advertisers are achieved. Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. In certain markets, delivery of advertising is determined based upon data received from third parties who measure the ratings of our channels. The ratings information drives our calculations of impressions delivered which in turn drives the amount of revenue we recognize from each advertising spot. Our advertising revenue is therefore heavily reliant upon these third party ratings estimates to determine the quantity of advertising delivered to viewers.

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

Goodwill Valuation

Goodwill is reviewed for impairment annually or whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying value. These assets are carried at historical cost if their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, goodwill is reduced to their estimated fair value through an impairment charge to the Company’s consolidated statements of operations.

Film Assets

Determination of Film Ultimates

The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 9.25 years from the date of acquisition. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated unrecognized ultimate revenues. The Company’s projections of ultimate revenue regarding sales of certain rights related to its film assets to third parties and anticipated internal use of its film assets are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment by management. In accordance with SOP 00-02, the Company assesses the ultimate revenue projections on a quarterly basis.

Valuation of Film Assets

The Company reviews the recoverability of each film on a quarterly basis to assess whether events or circumstance have changed which indicate that the fair value of a film is lower than its net book value. If the carrying value of any individual film assets exceeds its fair value, the film asset is written-down to its fair value. A discounted cash flow model is used to estimate the fair value of the individual films. Future cash flows are based on the terms of any existing contractual arrangements plus the projected cash inflows from future license sales including assumptions with respect to internal use of such film assets. The Company considers the following factors, among others, in estimating future cash inflows for each film: (a) if previously released, the film’s performance in historical markets, (b) the public’s perception of the film’s story, cast, director, or producer, (c) historical results of similar films, (d) historical results of the cast, director, or producer on prior films, and (e) running time of the film. In estimating a film’s fair value, the Company considers those cash outflows necessary to generate the film’s cash inflows. Therefore, future exploitation and participation costs are factored into the estimation of fair value.

In conjunction with the Company’s conclusion in third quarter 2004 that it was more likely than not that the Company would dispose of the international rights to the film assets, the Company reviewed each of its film assets for impairment. The Company computed fair value of each film using the discounted cash flow model and also considered the indications of fair value that became available during the quarter from an offer letter for the international rights to its film library as a group. A non-cash impairment charge was recorded in the third quarter 2004 for each film where the calculated fair value was less than its carrying value at September 30, 2004. The resulting impairment charge was $57.9 million.

The Company received a revised offer letter for the international rights to its film library as a group, from which management determined that it was probable that the sale of international film rights would consummate. The Company computed fair value of each film using the discounted cash flow model based on the revised offer letter. A non-cash impairment charge was recorded in the fourth quarter 2004 for each film where the calculated fair value was less than its carrying value at December 31, 2004. The resulting impairment charge was an additional $53.1 million.

Subsequent to year end, the Company entered into a definitive agreement for the sale of our international business. The transaction closed on April 26, 2005.

Long-Lived Assets

Also, as a result of obtaining the revised offer letter, the Company computed its fair value of certain long-lived assets using a discounted cash flows model, and also considered the indication of fair values from the revised offer for such assets that became available during the quarter. In accordance with SFAS No. 144, the Company performed an evaluation of the recoverability of the carrying value of the property and equipment, subtitling and dubbing and certain other long-lived assets using the market approach. For impairment analysis purposes, the Company grouped its property and equipment, subtitling and dubbing and certain other long-lived assets and projected cash flows by its international channel. Based on the market approach, the Company determined that such assets were impaired at December 31, 2004, and recorded an impairment charge of $6.9 million. This amount was comprised of $5.3 million of property and equipment assets, $1.3 million of subtitling and dubbing assets, and $370,000 of certain other long-lived assets. In accordance with SFAS No. 144, the estimated fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $6.9 million in accumulated amortization and depreciation was eliminated against the cost of these impaired assets in connection with the accounting for these impairments.

Program License Fees

Domestic valuations are prepared using historical and future estimated advertising revenues, patterns of film usage as programming content considering day part usage, and the programming environment as it pertains to the domestic channel. The valuation computes expected annual future revenues generated from program license contracts and compares the expected revenues to the expected amortization of the program license fee assets to determine if an impairment exists. The international valuations are prepared using historical and future estimates of advertising and subscriber revenues. The valuation computes expected annual future estimated revenues and compares those estimated revenues to net book value of the program license fee assets to determine if an impairment exists. Where a valuation indicates a loss, additional amortization is provided to currently recognize that loss.

Effects of Transactions with Related and Certain Other Parties

Hallmark Transactions

In 2005 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a Tax Sharing Agreement and the issuance of a $400.0 million senior unsecured note.

Bank Credit Facility

As part of an amendment to our bank credit facility in March, 2005, Hallmark Cards has provided a letter of credit to the lenders for an amount equal to the maximum amount which may be borrowed under the bank credit facility. Hallmark has also provided to us a letter stating that Hallmark Cards and its subsidiaries will not demand payments of various obligations owed by us to subsidiaries of Hallmark Cards. See “Bank Credit Facility” below.

Tax Sharing Agreement

In March 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a Tax Sharing Agreement with Hallmark Cards, which was amended at the time the Company issued the senior unsecured note to HC Crown. We account for income taxes as if Crown Media Holdings were a separate taxpayer. Accordingly, Hallmark Cards’ ability to use our tax losses does not impact our assessment of the need for a valuation allowance on deferred tax assets, including future tax losses. Any payments received from Hallmark Cards under the Tax Sharing Agreement are recorded as an increase in paid-in capital. For information regarding the Tax Sharing Agreement, please see Notes 2 and 13 to the Notes to Consolidated Financial Statements contained in this Report.

Senior Unsecured Note

On August 5, 2003, Crown Media Holdings repurchased all of the outstanding trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million. Funds for this repurchase were obtained from the proceeds from the issuance of a senior unsecured note issued to HC Crown in the amount of $400.0 million. For information regarding our senior unsecured note, please see Note 13 to the Notes to Consolidated Financial Statements contained in this Report.

NICC License Agreement

For information regarding the amendment to our license agreement with NICC, please see Note 15 to the Notes to Consolidated Financial Statements contained in this Report.

Pramer Agreement

On January 30, 2003, Crown Media International entered into an agreement with Pramer S.C.A., a wholly-owned subsidiary of Liberty Media International, under which Pramer provides affiliate and advertising sales representation services, as well as programming, production and technical services in connection with the distribution of the Hallmark Channel in Central and South America. This agreement was assigned to the buyer of our international business effective April 26, 2005. Pramer received a 35% commission on advertising sales and a 20% commission on affiliate sales and was reimbursed for its costs of providing production and technical services.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2002, 2003 and 2004, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

				Percent Change
	Years ended December 31,			2003 vs.	2004 vs.
	2002	2003	2004	2002	2003
Revenues:
Subscriber fees	$67,913	$68,901	$82,140	1%	19%
Advertising	69,066	98,093	129,114	42%	32%
Film asset license fees	23,950	40,431	29,348	69%	–27%
Other revenue	80	99	685	24%	592%
Total revenues	161,009	207,524	241,287	29%	16%
Cost of Services:
Programming costs	138,003	108,674	137,222	–21%	26%
Amortization of film assets	27,035	40,168	47,197	49%	18%
Impairment of film assets and technical equipment	—	—	117,891	0%	100%
Subscriber acquisition fee amortization	44,220	25,268	26,939	–43%	7%
Operating costs	65,619	48,032	49,237	–27%	3%
Total cost of services	274,877	222,142	378,486	–19%	70%
Selling, general and administrative expense	71,249	71,765	87,004	1%	21%
Marketing expense	48,946	24,436	23,865	–50%	–2%
Reorganization expense (recovery)	28,801	(1,757)	(483)	–106%	–73%
Loss from operations	$(262,864)	$(109,062)	$(247,585)	–59%	127%
Other Data:
Net cash used in operating activities	$169,907	$155,174	$55,574	–9%	–64%
Capital expenditures	$4,240	$4,784	$1,901	13%	–60%
Net cash provided by financing activities	$160,075	$163,836	$65,006	2%	–60%
Adjusted EBITDA(1)	$(168,838)	$(44,537)	$(148,309)	–74%	233%
Total domestic day household ratings(2)(4)	0.298	0.503	0.600	69%	19%
Total domestic primetime household ratings(3)(4)	0.545	0.718	0.871	32%	21%
Total subscribers at year end:
Hallmark Channel—International	49,523	57,302	59,419	16%	4%
Hallmark Channel—U.S.	48,815	56,010	64,565	15%	15%
Total subscribers	98,338	113,312	123,984	15%	9%

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

	Years Ended December 31,
	2002	2003	2004
Net loss	$(313,029)	$(205,149)	$(316,806)
Amortization of film assets	27,035	40,168	47,197
Subscriber acquisition fee amortization expense	51,223	32,361	38,253
Depreciation and amortization	15,768	14,808	13,826
Guaranteed preferred beneficial interest expense	25,508	23,218	—
Interest expense	22,603	46,868	66,933
Income tax provision	2,054	3,189	2,288
Adjusted EBITDA	$(168,838)	$(44,537)	$(148,309)
Loss on early extinguishment of debt	—	39,812	—
Cumulative effect of change in accounting principle	—	(17,000)	—
Impairment of film assets and technical equipment	—	—	117,891
Restricted stock unit and stock-based compensation	18	5,912	11,488
Programming, subtitling and dubbing amortization	138,291	111,123	144,109
Provision for allowance for doubtful account	4,083	499	1,297
Changes in operating assets and liabilities:
Additions to program license fees	(144,031)	(209,299)	(209,386)
Additions to subscriber acquisition fees	(52,036)	(5,292)	(45,070)
Change in subscriber acquisition fees payable	20,272	(38,562)	25,908
Interest paid	(13,595)	(19,855)	(14,621)
Income taxes paid	(2,054)	(3,189)	(2,288)
Changes in other operating assets and liabilities, net of adjustments above	47,983	25,214	63,407
Net cash used in operating activities	$(169,907)	$(155,174)	$(55,574)

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2004

Revenue.

Our revenue increased 16% for the year ended December 31, 2004. Our 19% increase in subscriber fee revenue for the year ended December 31, 2004, was the result of the expiration of free carriage periods for certain of our domestic distributors and an increase in the number of subscribers in the United Kingdom along with foreign exchange fluctuations. Subscriber acquisition fee amortization recorded as a reduction of revenue was $11.3 million for the year ended December 31, 2004, and $7.1 million for the comparable period in 2003, as a result of fees required under distribution agreements negotiated in previous years. Eighty-seven percent of subscriber fee revenue for the year ended December 31, 2004 and 90% of subscriber fee revenue for the year ended December 31, 2003, was earned internationally.

Subscriber fee revenue increased to $10.8 million for the domestic Hallmark Channel for the year ended December 31, 2004, from $6.6 million for the year ended December 31, 2003, primarily because of the expiration of free carriage periods.

The 32% increase in advertising revenue reflects the following during 2004: the 9% growth in domestic and international subscribers; higher household ratings in the United States; higher advertising rates resulting from the increase in distribution and viewership; and expanded sales of advertising time primarily in the United States. Our domestic advertising revenue increased to $106.3 million for the year ended December 31, 2004, compared to $77.6 million for the year ended December 31, 2003. Additionally, the number of advertisers on our domestic channel rose from 326 at December 31, 2003, to 403 at December 31, 2004. Our international advertising revenue, primarily from the United Kingdom, increased to $22.8 million for the year ended December 31, 2004, compared to $20.5 million for the year ended December 31, 2003.

Revenue from the sale of our film assets totaled $29.4 million for the year ended December 31, 2004, compared with $40.4 million for the comparable period in 2003. The decrease reflects a decrease in International sales, due in part to softer market conditions and uncertainty surrounding the potential sale of the international business and international rights to the film assets.

Cost of services.   Cost of services as a percent of revenue increased to 157% for the year ended December 31, 2004, as compared to 107% in the prior year’s period. These increases were substantially all related to the impairment charges explained below.

Non-cash impairment charges in a total amount of $117.9 million related to our film assets and technical operations primarily related to our anticipated disposal of our international assets. After eliminating this impairment, our cost of services increased approximately 17% over 2003.

Amortization of film assets increased 18% for the year ended December 31, 2004, compared to the same periods in 2003 primarily as a result of the impairment of our film assets and related recalculation of amortization. We anticipate an increase in the amortization of our film assets during 2005 because of the use of the film assets by our Movie Channel. Total programming costs for the year ended December 31, 2004, increased 26% due to the increased costs associated with the amortization of certain programming such as M*A*S*H and J.A.G. for our domestic channel.

Operating costs for the year ended December 31, 2004, increased $1.1 million primarily due to a $799,000 increase in bad debt expense and a $586,000 impairment of subtitling and dubbing assets related to the Company’s exit from the Spain and Portugal market.

Selling, general and administrative expense.   Our selling, general and administrative expense increased for the year ended December 31, 2004, primarily because of $7.7 million of retention program expense related to the proposed sale of the international business. Additionally, we recorded $11.5 million of restricted stock unit expense for the year ended December 31, 2004, as compared to $5.9 million in the prior year period.

Loss from Operations.   Loss from operations for the year ended December 31, 2004, was $247.6 million, which was comprised of a loss from operations of our domestic channel (including our holdings company) of $90.5 million, a loss from operations of our international channel of $25.1 million, and a loss from operations of our film distribution of $132.0 million. The film distribution segment losses include an impairment charge of $111.0 million and the international channel segment losses include an impairment charge of $6.9 million. Loss from operations for the year ended December 31, 2003, was $109.1 million, which was comprised of a loss from operations of our domestic channel (including our holdings company) of $83.1 million, a loss from operations of our international channel of $21.0 million, and a loss from operations of our film distribution of $5.0 million.

Guaranteed preferred beneficial interest accretion.   This expense related to future obligations on our debentures issued on December 17, 2001, in connection with the trust preferred securities of Crown Media Trust. The 2003 expense only included guaranteed preferred beneficial interest accretion for a partial year due to the repurchase of our preferred securities on August 5, 2003.

Interest expense.   Interest expense increased for the year ended December 31, 2004, compared to December 31, 2003, by $20.1 million. This increase was primarily due to interest on our $400.0 million senior unsecured note payable commencing August 5, 2003, which amounted to $43.8 million for the year ended December 31, 2004 compared to $17.1 million in the prior year period. The terms of our senior unsecured note payable do not require any cash payment for interest or principal until August 2007.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2003

Revenue.

Our revenue increased 29% for the year ended December 31, 2003. Reduced subscriber fee rates in the United States due to amendments in prior periods to long-term distribution agreements and cash-basis accounting treatment of certain countries in Latin America partially offset our 1% increase in subscriber fee revenue for the year ended December 31, 2003, due to expanded distribution internationally. Subscriber acquisition fee expense recorded as a reduction of revenue was $7.1 million for the year ended December 31, 2003, and $7.0 million for the comparable period in 2002. Although the number of subscribers to the Hallmark Channel increased as of December 31, 2003, compared to December 31, 2002, subscriber revenue was also affected by a number of other, offsetting factors, including discounts for new subscribers, and the waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels. Subscribers have increased as a result of amended agreements in the United States and the United Kingdom. Ninety percent of subscriber fees revenue for the year ended December 31, 2003, and eighty percent of subscriber fee revenue for the year ended December 31, 2002, respectively, was earned internationally. The amount of subscriber fee revenue was $6.6 million for the domestic Hallmark Channel for the year ended December 31, 2003, and $13.6 million for the year ended December 31, 2002.

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

Subscriber acquisition fee expense was $25.3 million for the year ended December 31, 2003, as compared to $44.2 million for the year ended December 31, 2002, respectively. As the result of the settlement and amendment of certain contractual matters with U.S. distributors, expense of $21.6 million was recorded during the fourth quarter of 2002 which did not recur in 2003. Operating costs for the year ended December 31, 2003, which include playback, dubbing and subtitling, transponder and interstitial expenses, decreased 29% primarily due to our reorganization and resulting decrease in lower salary and benefit expense of $4.2 million and lower satellite and transponder expense of $4.8 million resulting from our 2002 reorganization. Subtitling and dubbing expense decreased $5.1 million due to our exit of certain markets and our decrease in purchases of international programming for our Channels in non-English speaking countries. Bad debt expense decreased $3.6 million due to improved collections of receivables primarily in our international markets and a decrease in write-offs related to certain foreign accounts. In addition, during the year ended December 31, 2003, our revenue from domestic advertising and film licensing grew at a significantly higher rate than revenue from international sources and our collection rate on domestic advertising and film licensing has historically been better than international sales.

Selling, general and administrative expense.   We recorded compensation expense of $5.9 million related to our RSUs during 2003. Additionally, expenses for dues and publications, investor relations, bank fees and non-income taxes declined during 2003. Selling, general and administrative expense as a percentage of total revenue decreased to 30% for 2003, as compared to 37% for 2002. This percentage decrease was also due to the increase in total revenue noted above. Depreciation and amortization expense for the year ended December 31, 2003, decreased to $10.1 million from $11.0 million for the year ended December 31, 2002, which represents a decrease of $960,000, or 9%, for the year. Depreciation and amortization expense was higher for the year ended December 31, 2002, because of the $1.2 million write-down of certain impaired fixed assets during the fourth quarter of 2002. Depreciation and amortization expense in 2003 also included the amortization of additional expenditures in the Network Operation Center to accommodate the launch of our domestic Channel in the first quarter of 2003 and our new domestic and international Channel websites being placed into service during 2003.

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

Loss from Operations.   Loss from operations for the year ended December 31, 2003, was $109.1 million, which was comprised of a loss from operations of our domestic channel (including our holdings company) of $83.1 million, a loss from operations of our international channel of $21.0 million, and a loss from operations of our film distribution of $5.0 million. Loss from operations for the year ended December 31, 2002, was $262.9 million, which was comprised of a loss from operations of our domestic channel (including our holdings company) of $145.9 million, a loss from operations of our international channel of $108.3 million, and a loss from operations of our film distribution of $8.7 million. The decrease in the loss from our domestic operations were primarily due to the increase in advertising revenue and the settlement of certain contractual matters with our domestic distributors in 2002. The decrease in the loss from our international operations is due to the reorganization expense of $28.8 million recorded in the fourth quarter 2002, as well as the related decrease in headcount and the decrease in transponder lease expense in 2003. The decrease in the loss from our film distribution segment was a result of higher sales.

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

Cumulative effect of change in accounting principle.   Cumulative effect of change in accounting principle was a $17.0 million gain for each of the year ended December 31, 2003. This gain was due to the adoption of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” on July 1, 2003 and the requirement to remeasure at fair value the company obligated mandatorily redeemable preferred interest issued to VISN in 2001.

Liquidity and Capital Resources

Cash used in operating activities was $155.2 million and $55.6 million for the years ended December 31, 2003 and 2004, respectively. Cash was used primarily to fund operating expenditures related to net losses of $205.1 million and $316.8 million for the years ended December 31, 2003 and 2004, respectively. The decrease in cash flow used in operations was primarily due to higher domestic advertising revenue.

Cash used in investing activities was $4.7 million and $1.7 million for the years ended December 31, 2003 and 2004, respectively. Cash used in investing activities decreased primarily due to expenditures in the Network Operations Center to accommodate the launch of our domestic channel in the first quarter 2003 and our new domestic and international channel websites being placed into service during that period.

Cash provided by financing activities was $163.8 million and $65.0 million for the years ended December 31, 2003 and 2004, respectively. During the years ended December 31, 2003 and 2004, we received proceeds of $49.4 million and $56.6 million, respectively, from our Tax Sharing Agreement with Hallmark Cards. We borrowed $70.0 million under our line of credit with HC Crown to meet our operating demands during the year ended December 31, 2003. Primarily from the proceeds of the $400.0 million senior unsecured note, on August 5, 2003, we redeemed the trust preferred securities and paid the private placement holders $326.7 million of principal, call premium and minimum return and we repaid $76.3 million on our bank credit facility.

Cash used in operating activities was $169.9 million and $155.2 million for the years ended December 31, 2002 and 2003, respectively. Cash was used primarily to fund operating expenditures related to net losses of $313.0 million and $205.1 million for the years ended December 31, 2002 and 2003, respectively. The decrease in cash flow used in operations was primarily due to higher domestic and UK advertising revenue and resulting cash receipts, as well as an increase in film asset sales. These favorable impacts on cash flows from operating activities were partially offset by increased programming purchased in our U.S. and UK markets to meet our strategy and the demands of our customers and higher subscriber acquisition fee payments as a result of our expanded distribution in domestic markets. Included in the net loss for the year ending December 31, 2003, are a loss from extinguishment of our trust preferred securities of $39.8 million and a gain from the cumulative effect of a change in accounting principle of $17.0 million, both of which do not represent cash flows from operations.

Cash used in investing activities was $4.1 million and $4.7 million for the years ended December 31, 2002 and 2003, respectively. Cash used in investing activities increased primarily due to expenditures in the Network Operations Center to accommodate the launch of our domestic Channel in the first quarter 2003 and our new domestic and international Channel websites being placed into service during that period.

Cash provided by financing activities was $160.1 million and $163.8 million for the years ended December 31, 2002 and 2003, respectively. During 2003 we received proceeds of $49.4 million from the Tax Sharing Agreement with Hallmark Cards, borrowed $70.0 million from our line of credit with HC Crown, borrowed $56.3 million under our credit facility, and borrowed $400.0 million on our senior unsecured note payable to meet our operating demands and refinance our trust preferred securities. Primarily from the proceeds of the $400.0 million senior unsecured note, on August 5, 2003, we redeemed the trust preferred securities and paid the private placement holders $326.7 million of principal, call premium and minimum return and we repaid $76.3 million on our bank credit facility. In 2002, the primary sources of cash flow from financing activities were borrowed funds under the bank credit facility and the demand note to meet our operating demands.

The following table aggregates all of our contractual commitments as of December 31, 2004.

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Credit Facility and Interest Payable(a)	$310.5	$0.5	$310.0	$—	$—
Company Obligated Mandatorily Redeemable Preferred Interest	25.0	—	7.6	10.0	7.4
HC Crown Line of Credit	81.1	6.1	75.0	—
Senior Unsecured Note to HC Crown, including accretion	596.6	—	—	—	596.6
Capital Lease Obligations	25.1	2.3	5.1	3.7	14.0
Operating Leases	48.2	13.1	19.4	11.8	3.9
Other Obligations
Program license fees payable to non-affiliates and NICC	191.5	79.8	72.0	26.6	13.1
Program license fees payable to Hallmark Entertainment Distribution	152.0	—	152.0	—	—
Program license fees payable for future windows	166.9	102.9	31.1	19.7	13.2
Subscriber acquisition fees(b)	35.9	35.2	0.7	—	—
Deferred compensation and interest	2.1	0.1	2.0	—	—
Payable to Hallmark Entertainment Holdings	52.1	—	52.1	—	—
Payable to Hallmark Entertainment	47.9	—	47.9	—	—
Total Contractual Cash Obligations	$1,734.9	$240.0	$774.9	$71.8	$648.2

(a)           The credit agreement was amended in March 2005, to among other things, change the maturity date to May 31, 2006. The Company repaid $195.00 million under its credit facility with proceeds from the sale of its international business.

(b)          Current domestic distribution agreements could significantly increase subscriber acquisition fees payable in the future by a maximum amount of $33.4 million, which would result if 32.3 million additional subscribers were provided with the Hallmark Channel.

Sale of the International Business

In April 2004, the Company announced that it was exploring strategic alternatives for its international operations and the international rights to its film library, including, but not necessarily limited to, a sale or other corporate transaction in an effort to maximize shareholder value. In February 2005, the Company entered into definitive agreements for the sale of the Company’s international business and this sale closed on April 26, 2005. See the discussion on this subject earlier in this Report.

In accordance with the bank credit facility as amended, the Company repaid the term loan under that credit facility in the amount of $100.0 million at the time of closing the sale of the Company’s international business. The Company also used additional net proceeds from that sale to pay approximately $95.0 million on the outstanding amount under the revolving line of credit contained in the bank credit facility. For information on other uses of the net proceeds from that sale, see “Sale of International Business” in Note 1 to Notes to Consolidated Financial Statements below.

Cash Flows

As of December 31, 2004, the Company had $12.1 million in cash and cash equivalents on hand and $10.0 million available under its bank credit facility. As of December 31, 2004, the Company had borrowed $310.0 million under its bank credit facility, which has a maturity date of May 31, 2006. At April 30, 2005, after the international sale, the Company had outstanding borrowings under the bank credit facility of $115.0 million and $105.0 million available under the bank credit facility.

The Company’s principal sources of funds are currently cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its credit facility. As of March 1, 2005, we entered into Amendment No. 8 to the agreement for our bank credit facility. This amendment extended the maturity date to May 31, 2006, as well as made a number of other significant changes to the bank credit facility including elimination of certain financial covenants, changes to and waivers of financial covenants concerning 2004 and the future, and a reduction in the interest rates and commitment fees under the credit facility. (The amounts resulting from the 2% reduction in the interest rate and the 0.3% reduction in the commitment fee under Amendment No. 8 to the bank credit facility are paid by the Company to Hallmark Cards as compensation for providing a support letter of credit to the bank lenders as described in Note 12 below.) Had the Company not obtained the waiver of the covenant package at September 30, 2004, and December 31, 2004, the Company would not have satisfied certain covenants and, as such, been in default of its credit agreement.

In connection with the Company’s growth strategy, the Company expects to continue making investments in programming and distribution during 2005. If necessary, the Company may reduce some of this anticipated spending in 2005. The Company’s principal uses of funds during 2005 are expected to be in the future the payment of operating expenses, payments for licensing of programming and subscriber acquisition fees, and interest payments under its bank credit facility.

The Company currently believes that cash on hand, remaining availability under its bank credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to cover projected cash used in operations and meet its liquidity needs through the maturity date of its credit facility. The Company’s management anticipates that it will be necessary to either extend or refinance the credit facility prior to its maturity date. In addition, other financing alternatives could include the issuance of additional equity or debt securities. There can be no assurance, however, that the credit facility can or will be extended or financed or that additional funding will be available, if at all, on terms acceptable to the Company. In addition, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in competition or other adverse operating conditions will impact the Company’s ability to achieve its projected operating results.

The Company will continue to monitor its operating expenses to identify areas where greater efficiencies can be attained to reduce its operating expenses relative to its revenue streams and plants, and, if needed, to reduce these expenses during the year to manage its cash needs.

Bank Credit Facility and HC Crown Loans

Bank Credit Facility

We have a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank, under which the banks extended to us a secured credit facility of up to $320.0 million. We and the lending banks entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment as of March 1, 2005. The facility is guaranteed by our subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. At December 31, 2004, the bank credit facility encompassed a term loan of $100.0 million and a revolving line of credit of $220.0 million, which includes up to $20.0 million of letters of credit available to be issued at our request. Following the consummation of the sale of the international business as contemplated under the February, 2005 agreements, we were required to repay the term loan portion of the credit facility in the amount of $100.0 million, and the credit facility currently consists of a revolving line of credit of $220.0 million, which includes up to $20.0 million of letters of credit. In addition, following such closing, any proposed borrowings by us of amounts in excess of $180.0 million under the revolving line of credit requires the concurrence of Hallmark Cards.

Each loan under the bank credit facility bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rates change. We are required to pay a commitment fee of 0.2% per annum (0.5% prior to March 1, 2005) of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments.

As of March 1, 2005, we entered into Amendment No. 8 to the agreement for our bank credit facility. This amendment extended the maturity date to May 31, 2006. The Amendment removed a limitation on all outstanding amounts under the bank credit facility which was in general 50% of the most recent valuation of our film library. Also Amendment No. 8 made a number of other significant changes to the bank credit facility including deletion of certain financial covenants, changes to other financial covenants, waivers of many covenants concerning 2004, a reduction in the interest rates charged for loans under the credit facility, and a reduction in the commitment fee. The agreements for the bank credit facility, including Amendment No. 8, are attached as exhibits to this Report and are incorporated herein by reference. The amounts resulting from the 2% reduction in the interest rate and the 0.3% reduction in the commitment fee under Amendment No. 8 to the bank credit facility are paid by the Company to Hallmark Cards as compensation for providing the support letter of credit to the bank lenders as described below. The support letter of credit made possible those reductions. In effect, the interest rate and commitment fee relating to the bank credit facility remain unchanged for the Company.

Pursuant to Amendment No. 8, Hallmark Cards has provided an irrevocable letter of credit issued to JP Morgan Chase Bank by Citibank, N.A. in the amount of $320.0 million, as credit support for our obligations under our credit facility. The support letter of credit was reduced to $220.0 million upon the consummation of the sale of our international business and the reduction of the aggregate outstanding credit exposure of our lenders to $220.0 million. Draw-downs under the letter of credit may be made for amounts due and payable under the credit facility and upon the occurrence of certain other events. Any proceeds received by JP Morgan Chase Bank from drawing under this support letter of credit will not be applied to repay our obligations, but will be used to purchase on the part of Hallmark Cards from the bank lenders subordinated participations in our obligations under our bank credit facility, junior in payment to the bank lenders under the bank credit facility. The support letter of credit automatically expires on May 31, 2006.

The credit facility, as amended, contains a number of affirmative and negative covenants. Negative covenants include, among other things: Limitations on indebtedness, liens, investments, “Restricted Payments,” capital expenditures, changes in our business activities, cash payments to television distributors for subscribers; not amending the promissory note with HC Crown, a related letter of credit issued for our benefit or certain of our other material agreements; and a requirement that EBITDA (as defined in the credit agreement) not be less than specified amounts per quarter. Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the HC Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards, Hallmark Entertainment or any of their affiliates. The credit agreement, however, permits Crown Media Holdings to pay: (1) Payments to Hallmark Cards or an affiliate (i) in payment of a valid outstanding obligation (ii) or in an aggregate amount equal to the financial benefits received by us as a result of the reduction of interest charges under the bank credit facility in Amendment No. 8 plus any fees and costs incurred by Hallmark Cards in connection with the support letter of credit provided in accordance with Amendment No. 8; and (2) payments to Hallmark Entertainment Distribution pursuant to license agreements. A Foreign Asset Sale Effective Date is generally the date on which the Company sold its international operations and international rights to its film library. The closing of the sale of our international business under the February, 2005 agreements resulted in a Foreign Asset Sale Effective Date.

Events of default under the amended credit agreement include: The failure to pay principal or interest, with the default continuing unremedied for five days after receipt of a remittance advice; a failure to observe covenants; a change in control; or a termination by Hallmark Cards or any of its affiliates of the right of Crown Media Holdings or its subsidiaries to use the names “Hallmark” or “Crown” in their television services or any Channels owned or operated by them. For purposes of the credit facility, a change in control means that (a) Hallmark Cards ceases to own directly or indirectly at least 80% of the equity interest of Hallmark Entertainment Investment Co. (b) Hallmark Entertainment Holdings ceases to have sufficient voting power to elect a majority of Crown Media Holdings’ board of directors or beneficial ownership of over a majority of the outstanding equity interest of Crown Media Holdings having voting power (c) the majority of the Board is not comprised of individuals who were either in office or who were nominated by a two-third’s vote of individuals in office or so nominated as at December 17, 2001, or (d) the consummation by the Company of a Rule 13e-3 transaction (or a “going-private” transaction) as defined in the Securities Exchange Act.

In connection with Amendment No. 8, by a letter dated February 28, 2005, Hallmark Cards confirmed to us that neither Hallmark Cards nor any of its wholly-owned subsidiaries would demand payment from us on any of the following obligations until May 31, 2006, at the earliest:

•       $75.0 million note payable to HC Crown plus accrued interest thereon from time to time

•       $400.0 million note payable to HC Crown plus accrued interest thereon from time to time

•       $100.0 million payables to Hallmark Entertainment Holdings incurred in conjunction with the film library transaction in 2001

•       $156.0 million of license fees payable to Hallmark Entertainment Distribution Company

Hallmark also stated its intent to re-evaluate the loan repayment schedule if all or substantially all of the assets of the Company were sold to a third party prior to May 31, 2006. Hallmark further stated that it would endeavor to make any new intercompany debt with us that arises between now and May, 2006 non-callable until May 31, 2006.

Several changes to financial covenants in the Amendment No. 7 to our bank credit facility were not effective until the Foreign Asset Sale Effective Date. The Foreign Asset Sale Effective Date did not occur in 2004, which was one of the reasons that we needed waivers of our compliance with certain financial covenants in our bank credit facility. Amendment No. 8 waived our compliance with the following financial covenants: (1) capital expenditures in 2004; (2) cash program acquisition guarantees in 2004; (3) EBITDA for the quarter ended December 31, 2004; (4) cash payments to television distributors for subscribers in 2004; (5) net worth at December 31, 2004; (6) leverage ratio for the quarter ended December 31, 2004; and (7) interest coverage ratio for the 2004 year. Amendment No. 8 also deleted the net worth covenant; amended the limit on our cash program guarantees in 2005; amended the quarterly EBITDA requirements for the remainder of the loan term; and amended the limit of cash payments to television distributors for subscribers, the minimum number of subscribers and the minimum gross subscriber revenue. Further, pursuant to Amendment No. 8, the limitation on Restricted Payments was amended to allow us to make payments to Hallmark Cards or its affiliates as described above.

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

Senior Unsecured Obligation

On August 5, 2003, Crown Media Holdings repurchased all of the trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million, including approximately $2.4 million of cash distributions on the trust preferred securities during the quarter. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured note issued to HC Crown. Since interest is not payable in cash on the HC Crown senior unsecured note until August 5, 2007, the Company will avoid approximately $72.0 million in cash interest payments that would have been due under the trust preferred securities over the next four years. See Note 12 of Notes to Consolidated Financial Statements for additional information about the senior unsecured note.

Under the note purchase agreement for this senior unsecured note to HC Crown, the Company and its subsidiaries are restricted from, among other things, incurring additional indebtedness, repurchasing or otherwise acquiring its own stock and making investments in other parties and incurring additional liens.

Tax Sharing Agreement

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into the Tax Sharing Agreement with Hallmark Cards. Hallmark Cards will include Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards will benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the Tax Sharing Agreement, Hallmark Cards will pay Crown Media Holdings all of the benefits realized by

Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under the Tax Sharing Agreement, at Hallmark Cards’ option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets. For further information regarding the Tax Sharing Agreement, see Part III—Item 13. Certain Relationships and Related Transactions—Tax Sharing Agreement.

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2004, the decline of the fair value of the fixed income portfolio would not be material.

As of December 31, 2004, our cash, cash equivalents and short-term investments had a fair value of $12.1 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At December 31, 2004, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the year ended December 31, 2004, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of December 31, 2004, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

We are exposed to market risk.

We are exposed to market risk, including changes to interest rates. To reduce the volatility relating to these exposures, we may enter into various derivative investment transactions in the near term pursuant to our investment and risk management policies and procedures in areas such as hedging and counterparty exposure practices. We have not and will not use derivatives for speculative purposes.

Though we intend to use risk management control policies, there will be inherent risks that may only be partially offset by our hedging programs should there be any unfavorable movements in interest rates or equity investment prices.

The estimated exposure discussed below is intended to measure the maximum amount we could lose from adverse market movements in interest rates and equity investment prices, given a specified confidence level, over a given period of time. Loss is defined in the value at risk estimation as fair market value loss.

Our interest income and expense is subject to fluctuations in interest rates.

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $12.1 million, or less than 1% of total assets, as of December 31, 2004. Our material liabilities subject to interest rate risk consisted of capital lease obligations, our bank credit facility, our line of credit with HC Crown and our note payable to HC Crown. The balance of those liabilities was $877.6 million, or 60% of total liabilities, as of December 31, 2004. Net interest expense for the year ended December 31, 2004, was $66.9 million, 28%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

ITEM 8.                Consolidated Financial Statements and Supplementary Data

Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.        Controls and Procedures

a.                 Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of the material weaknesses described below, as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

b.                  Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. In connection with management’s assessment of internal control over financial reporting as of December 31, 2004, we have identified deficiencies in our internal control over financial reporting that we deemed to be material weaknesses, as described below:

•       The Company’s controls to assess and apply generally accepted accounting principles regarding the accounting for non-routine and complex transactions did not operate effectively due to insufficient levels of appropriately qualified personnel and the ineffective management review of accounting for such transactions. As a result of this internal control deficiency, the Company overstated certain international assets and understated impairment expense for those assets; overstated the write-off of certain programming license fees and overstated the programming license fee payable; and understated the write-off of deferred financing fees and overstated other assets as of and for the year ended December 31, 2004. This deficiency resulted in material misstatements to the annual and interim periods, which were corrected by management prior to the issuance of the Company’s consolidated financial statements.

•       The Company’s controls to assess and review key assumptions, spreadsheet formulas and valuation methodologies in our library valuation and related impairment analysis were not adequately designed, nor did they operate effectively. As a result of this internal control deficiency, the Company overstated the film library asset and understated the film library impairment as of and for the year ended December 31, 2004. This deficiency resulted in a material misstatement to the annual and interim periods, which was corrected by management prior to the issuance of the Company’s consolidated financial statements.

In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weaknesses described above, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-4.

c.                   Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d.                  Remediation Steps

In 2005, the Company has implemented the following remediation steps to address the material weaknesses discussed above:

•       The Company engaged consultants in the first quarter 2005 to assist with the accounting for complex non-recurring transactions and to review calculations, including calculations imbedded in spreadsheets. The Company also plans to retain consulting services to serve as contemporaneous, technical resources to review, evaluate and provide guidance on the most appropriate accounting treatment for complex, non-recurring transactions.

•       The Company will adopt more stringent procedures for the review of computational and mathematical accuracy of valuation spreadsheets.

•       The Company engaged a third party valuation firm to assist in determining the fair value of the domestic film library as of December 31, 2004.

PART III

ITEM 10.         Directors and Executive Officers of the Company

Board of Directors of the Registrant

Our Board currently has 15 member positions. All directors serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Pursuant to our Second Amended and Restated Stockholders Agreement, dated August 30, 2001, as amended (“Stockholders Agreement”), our Board consists of 15 individuals nominated as follows: twelve nominated by Hallmark Entertainment Investments Co. (“HEIC”); one nominated by VISN Management Corp. (“VISN”), a subsidiary of National Interfaith Cable Coalition, Inc. (“NICC”); and two independent directors nominated by the Board who are not officers or employees of any of the parties (or their affiliates) to the Stockholders Agreement. In addition, pursuant to a separate stockholders agreement which concerns HEIC and to which Crown Media Holdings is not a party, HEIC granted Liberty Media Corporation (“Liberty”) and J.P. Morgan Partners (BHCA) L.P. (“J.P. Morgan Partners”) each the right to designate one of our directors as part of HEIC’s twelve nominees. The right of any party to nominate a director pursuant to the Stockholders Agreement will terminate on the later of (1) the party owning less than 5% of our common stock then outstanding, or (2) the party ceasing to own at least 75% of the amount of our common stock that the party (or predecessor holder) owned immediately following completion of our initial public offering on May 9, 2000. See “Item 13. Certain Relationships and Related Transactions.”

Of the directors on the Board, Robert A. Halmi, Jr., David J. Evans, Robert J. Druten, Brian E. Gardner, David E. Hall, Donald J. Hall, Jr., Irvine O. Hockaday, Jr., Anil Jagtiani, John P. Mascotte and Deanne R. Stedem have been nominated by HEIC; Glenn Curtis has been nominated by Liberty; Wilford V. Bane, Jr. has been nominated by VISN; and Arnold L. Chavkin has been nominated by J.P. Morgan Partners. In addition, the Board has nominated Peter A. Lund and Herbert Granath as independent directors.

Because HEIC holds Class A Common Stock and all of the Class B Common Stock, representing approximately 95.8% of the voting power of the Company, its vote for director positions will be sufficient to elect these nominees regardless of the vote of any other stockholders.

Robert A. Halmi, Jr., age 48, has been the Chairman of the Board of Crown Media Holdings since May 2000 and prior to that had been Chairman of the board of directors of Crown Media International since April 1996. He has also been the President of Hallmark Entertainment, LLC (“Hallmark Entertainment”) since April 1994. Mr. Halmi has been an executive producer of award-winning television programming, such as Lonesome Dove, which won several Emmy Awards, a Golden Globe Award and a Peabody Award. He is also a director and Chief Executive Officer of Hallmark Entertainment Holdings, Inc., the parent company of both Crown Media Holdings and Hallmark Entertainment.

David J. Evans, age 64, has been the President and Chief Executive Officer of Crown Media Holdings and a Director of Crown Media Holdings since May 2000. Prior to that, he served as President and Chief Executive Officer of Hallmark Entertainment Networks (n/k/a Crown Media International) from March 1999 to May 2000 and a Director of Crown Media International from July 1999 until May 2000. He has served on British Sky Broadcasting PLC’s board of directors since November 2001 and, more recently via appointment, on its Remuneration Committee. Mr. Evans also serves on John Fairfax Holdings Limited’s board of directors.

Wilford V. Bane, Jr., age 67, has been a director of Crown Media Holdings since May 2000. He was the Associate General Secretary of United Methodist Communications, the communications agency for the United Methodist Church, from October 1990 to February 2001. Mr. Bane also serves as chair of VISN. He helped found and launch the Vision Interfaith Satellite Network, the predecessor of Odyssey Network

(which was subsequently acquired by us and renamed the Hallmark Channel), and served as the interim Chief Executive Officer for its first two years.

Arnold L. Chavkin, age 53, has been a director of Crown Media Holdings since May 2000. From 1998 until May 2000, Mr. Chavkin was a director of Crown Media International. Mr. Chavkin is the Chief Investment Officer at J.P. Morgan Partners, LLC, an indirect non-bank subsidiary of JPMorgan Chase & Co. From April 1991 to January 2001, he was a general partner, and since January 2001 has been a limited partner of JPMP Master Fund Manager, L.P., the sole general partner of J.P. Morgan Partners, which invests in private equity opportunities with a significant concentration on the media and telecommunications industries. Prior to that, Mr. Chavkin was a member of Chemical Bank’s merchant banking group and a generalist in its corporate finance group specializing in mergers and acquisitions and private placements for the energy industry. Mr. Chavkin’s experience prior to joining Chemical Bank included corporate development for Freeport McMoRan as well as positions with Gulf and Western Industries and Arthur Young & Company. Mr. Chavkin is a director of Brand Services, Inc., Encore Acquisition Company, Latigo Petroleum, Inc., Nobel Environmental Power, LLC and Vetco International Limited. Mr. Chavkin is also a director of Triton PCS Holdings, Inc. and a member of its audit committee and its compensation committee.

Glenn Curtis, age 45, has been a director of Crown Media Holdings since January 2005. He has been Vice President of Liberty Media Corporation (a holding company with interests in electronic retailing, media, communications, and entertainment industries) since 2003. Prior to that, he was Executive Vice President and Chief Financial Officer of Startz Entertainment Group (a subsidiary of Liberty Media Corporation providing premium movie networks on television) from 1995 to 2002.

Robert J. Druten, age 58, has been a director of Crown Media Holdings since May 2000 and was a director of Crown Media International from April 1996 to May 2000. He has also been an Executive Vice President and the Chief Financial Officer of Hallmark Cards, Incorporated, the indirect parent of Crown Media Holdings, since April 1996. Mr. Druten is a Trustee of Entertainment Properties Trust. He is also a member of the board of directors of Hallmark Entertainment Holdings and Hallmark Cards Holdings Limited.

Brian E. Gardner, age 52, has been a director of Crown Media Holdings since January 2004. He has been Executive Vice President and General Counsel of Hallmark Cards since January 2004. From 1996 to 2003, Mr. Gardner was a Managing Partner of Stinson Morrison Hecker, LLP (formerly known as Morrison & Hecker, LLP).

Herbert A. Granath, age 76, has been a director of Crown Media Holdings since December 2004. He has been a consultant for Telenet and Cable Partners Inc. since 2000 and a consultant for Veronis, Suhler, Stevenson since 2002. He has also been a director of Central European Media since 2001. Mr. Granath was the Chairman of Disney/ABC International Television from 1995 to 2000.

David E. Hall, age 42, has been a director of Crown Media Holdings since March 2003. He is the President of Personal Expression Group of Hallmark Cards. He was Senior Vice President—Human Resources of Hallmark Cards from June 2002 to January 2005 and a member of the board of directors of Hallmark Cards since 1996. Mr. Hall has served in a variety of positions for Hallmark Cards since 1981. Mr. Hall was Vice President—U.S. Sales and Marketing for Binney & Smith Inc. (a wholly-owned subsidiary of Hallmark Cards) from 1999 to June 2002.

Donald J. Hall, Jr., age 49, has been a director of Crown Media Holdings since May 2000. Mr. Hall has been the President and Chief Executive Officer of Hallmark Cards since January 2002 and a member of the board of directors of Hallmark Cards since 1996. Mr. Hall has served in a variety of positions for Hallmark Cards since 1971. Mr. Hall was the Executive Vice President, Strategy and Development from September 1999 until December 2001. Prior to that, Mr. Hall was the Vice President, Product

Development, of Hallmark Cards from September 1996 until August 1999. Mr. Hall is a member of the board of directors of Hallmark Entertainment Holdings.

Irvine O. Hockaday, Jr., age 68, has been a director of Crown Media Holdings since May 2000 and was a director of Crown Media International from April 1996 until May 2000. He is a member of the board of directors of Ford Motor Company, Dow Jones & Company, Inc., Sprint Corporation, Aquila Inc. and Estee Lauder Companies Inc. Mr. Hockaday is a trustee of the Hall Family Foundations and the Aspen Institute. He was the President and Chief Executive Officer of Hallmark Cards from January 1986 to December 2001.

Anil Jagtiani, age 44, has been a director of Crown Media Holdings since March 2003. He has been Executive Vice President, Corporate Strategy and Development, for Hallmark Cards since February 2003. He served as Senior Vice President, Corporate Strategy, from January 2001 until February 2003. From October 1997 until December 2000, he served as the Director of Strategic Planning for Brunswick Corporation.

Peter A. Lund, age 64, has been a director of Crown Media Holdings since May 2000. He also serves as Chairman and director of Eos International, Inc., a direct marketing holding company, and is a member of the board of directors of DirecTV Group, Inc. and Emmis Communications Corporation. He is also a Trustee of the University of St. Thomas in St. Paul, Minnesota.

John P. Mascotte, age 65, has been a director of Crown Media Holdings since May 2000. Mr. Mascotte is a member of the board of directors of Hallmark Cards and also a member of the board of directors of Wyeth Inc., Generali Life Reassurance U.S.A. and Labone Inc. He was the President and Chief Executive Officer of Blue Cross and Blue Shield of Kansas City, Inc. from July 1997 to June 2001.

Deanne R. Stedem, age 42, has been a director of Crown Media Holdings since March 2003. She has been Assistant General Counsel for Hallmark Cards since 1998. She served as Senior Attorney for Hallmark Cards from 1989 until 1998.

Mr. David E. Hall and Mr. Donald J. Hall, Jr. are brothers. Mr. Hockaday is Mr. David E. Hall’s father-in-law. There are no other family relationships among the executive officers or directors of the Company.

Executive Officers of the Registrant

The following lists our executive officers and information regarding their principal occupations during at least the last five years.

David J. Evans, 64, has been the President and Chief Executive Officer of Crown Media Holdings and a Director of Crown Media Holdings since May 2000. Prior to that, he served as President and Chief Executive Officer of Hallmark Entertainment Networks (n/k/a Crown Media International) from March 1999 to May 2000 and a Director of Crown Media International from July 1999 until May 2000. He also has served on BSkyB’s board of directors since November 2001 and, more recently via appointment, on its remuneration committee.

William J. Abbott, 42, has been Executive Vice President, Advertising Sales, of Crown Media Holdings since July 2003. Prior to that, he was Executive Vice President, National Sales, of Crown Media United States, LLC from January 2000 through July 2003.

William J. Aliber, 43, has been the Executive Vice President and Chief Financial Officer of Crown Media Holdings since May 2000. Prior to that, he was Executive Vice President and Chief Financial Officer of Crown Media International from March 1997 through May 2000 and a Director of Crown Media International from May 1998 through May 2000. He also served as the Vice President and Chief Financial Officer of Hallmark Entertainment from June 1996 through May 2000.

Paul A. FitzPatrick, 58, has been Executive Vice President and Chief Operating Officer of Crown Media Holdings since October 2002. Prior to that, he was Chief Operating Officer of Crown Media United States from September 2000 through October 2002. Prior to joining Crown Media United States, Mr. FitzPatrick served as Chief Operating Officer of the Golf Channel from April 1997 through April 2000.

David Kenin, 63, has been Executive Vice President, Programming Crown Media United States, LLC since January 2002. Prior to joining Crown Media United States, he headed Kenin Partners, where he represented clients in various media industries, including cable television, business development, international programming, international sports rights and new technology.

Chris R. Moseley, 54, has been Executive Vice President, Chief Marketing Officer of Crown Media Holdings, Inc. since April 2004. Prior to that, she was Executive Vice President, Worldwide Marketing and Brand Strategy of Crown Media Holdings from July 2000 to April 2004. Prior to joining Crown Media Holdings, Ms. Moseley worked as Executive Vice President, Network Marketing of Disney/ABC from October 1999 to July 2000 and Senior Vice President of Marketing for Discovery Communications, Inc. from 1989 to October 1999.

Charles L. Stanford, 59, has been Executive Vice President, Legal and Business Affairs and General Counsel of Crown Media Holdings since May 2001. Prior to that, he was Senior Vice President, Business Affairs and General Counsel of Crown Media Holdings from October 2000 to May 2001. He also served as Senior Vice President, Legal and Business Affairs of Crown Media International from November 1999 through October 2000.

The following persons were executive officers of the Company prior to the sale of our international business.

Russel H. Givens, 58, was President and Chief Executive Officer of Crown Media International since July 2000. Prior to that, he served as Executive Vice President and Chief Operating Officer of Crown Media International commencing in July 1998.

Jeff Henry, 43, was Chief Executive, the Hallmark Channel, United Kingdom and Europe, Middle East and Africa of Crown Media International since November 2001. Prior to that, he served as Managing Director of Crown Entertainment Limited commencing in July 2000. From March 1998 until July 2000, he served as the Chief Executive for Granada Sky Broadcasting, a joint venture between Granada and BSkyB.

Structure

Directors are elected annually. Our Board has an Audit Committee, a Compensation Committee, a Nominating Committee and a Finance Committee. The responsibilities of the Audit Committee are described below.

Audit Committee

The members of the Audit Committee are Messrs. Mascotte, Chairman, Chavkin and Lund, each of whom are believed by the Board to be independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards for the Nasdaq National Market (“Nasdaq Listing Standards”). The Board has determined that each of the members of the Audit Committee is financially literate in accordance with the Nasdaq Listing Standards. The Board has also determined that Mr. Mascotte qualifies as an audit committee financial expert, as defined under Securities and Exchange Commission (the “Commission”) rules. Under the Audit Committee Charter, the primary authority and responsibilities of the Audit Committee are to:

•       oversee the Company’s financial reporting processes;

•       provide oversight relating to the Company’s internal control over financial reporting and internal audit process and activities;

•       review and approve related party transactions;

•       prepare the report required by the Commission to be included in the Company’s annual proxy statement;

•       be directly responsible for the appointment, compensation, retention, termination and oversight of the work of the independent auditors and ensure compliance with independence requirements for auditors;

•       pre-approve of all audit and non-audit services; and

•       establish and oversee the Company’s whistleblower policy regarding submission of reports of questionable accounting practices, internal accounting controls or auditing matters and the investigation, disposition and retention of such reports.

Nominating Committee

The members of the Nominating Committee are Messrs. Lund, Chairman, Bane, Gardner and Halmi, and Mr. Lund is an independent director as defined in Rule 4200(a)(15) of the Nasdaq Listing Standards. The Nominating Committee’s functions are to consider candidates to serve as members of the Board of Directors and to nominate qualified persons for election at the annual meeting of stockholders.

Subject to the Second Amended and Restated Stockholders Agreement, dated August 20, 2001, the Nominating Committee identifies director candidates primarily by considering recommendations made by directors and management. The Nominating Committee may also retain third parties to identify and evaluate director candidates. When evaluating director candidates, the Nominating Committee considers a number of factors, such as the candidate’s background, skills, judgment, diversity and experience with companies of comparable business and size. The Nominating Committee also considers the candidate’s experience in relation to the experience of other Board members, the candidate’s independence or lack of independence, and the candidate’s qualifications for committee membership. The Nominating Committee does not assign any particular weight or priority to any of these factors and considers each director candidate in the context of the current needs of the Board as a whole.

The Nominating Committee will consider nominees recommended by stockholders who follow the procedures set forth in the Company’s bylaws. Director candidates recommended by stockholders are evaluated in the same manner as candidates recommended by a Board member, management or a third party. Therefore, the Board has not deemed it necessary to adopt a policy regarding consideration of candidates recommended by stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2004 were made timely, except that Form 3s of Mr. Gardner and Mr. Curtis were filed late and each of the executive officers filed a late Form 4 for the grant of restricted stock units in May, 2004.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics that reflects long-standing positions of the Company and contains additional provisions. The Code applies to all employees, including executive officers, and to directors. A shareholder can request a free copy of the Code of Business Conduct and Ethics by writing to the General Counsel at 12700 Ventura Boulevard, Studio City, California 91604.

ITEM 11.         Executive Compensation

Compensation of Directors and Executive Officers

Summary Compensation Table

The following table summarizes the compensation paid by us, and any of our subsidiaries, for services performed for us, to our Chief Executive Officer and our four other most highly compensated executive officers serving at the end of 2004 (each, a “Named Executive Officer, collectively, the “Named Executive Officers”).

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)(1)		Restricted Stock Awards($)(2)		Securities Underlying Options/SAR (#)(3)	All Other Compensation ($)		Payout of Restricted Stock($)
David J. Evans	2004	1,265,625		(4)	1,040,750	(5)	0	30,595	(6)	4,094,485	(7)
President and	2003	1,117,500	952,625		4,506,833	(8)	0	31,283		0
Chief Executive Officer	2002	1,028,076	900,000		0		155,000	48,588		0
Chris R. Moseley	2004	674,089	150,000		543,000	(9)	0	11,400	(10)	260,723	(11)
Executive Vice President—	2003	614,539	180,000		465,260	(12)	0	16,141		0
Chief Marketing Officer	2002	572,885	210,000		0		45,000	16,650		0
Jeffrey Henry(13)	2004	626,835	151,550		543,000	(9)	0	61,025	(14)	276,741	(11)
Chief Executive & Managing	2003	587,203	151,566		465,260	(12)	0	60,002		0
Director—Europe, Middle	2002	511,313	123,294		0		215,000	59,263		0
Paul A. FitzPatrick	2004	596,808	150,000		543,000	(9)	0	0		284,927	(11)
Executive Vice President	2003	549,116	165,000		508,540	(15)	0	774		0
and Chief Operating Officer	2002	513,076	165,000		0		45,000	774		0
Russel H. Givens, Jr.(16)	2004	582,724	165,000		543,000	(9)	0	16,326	(17)	519,653	(11)
President and Chief	2003	535,206	140,000		927,317	(18)	0	16,331		0
Executive Officer, Crown	2002	509,800	136,425		0		100,000	19,479		0

(1)     Represents performance bonus under the terms of employment agreements with the Company. See “Executive Employment Arrangements”.

(2)     On April 30, 2003, the Company filed with the Commission a Tender Offer Statement on Schedule TO, which was amended, and made an offer to its eligible employees, including the Named Executive Officers, to exchange all eligible options granted under the Amended and Restated Crown Media Holdings 2000 Long Term Incentive Plan (the “Plan”) for restricted stock units (“RSUs”) to be granted by the Company under the Plan. On May 29, 2003, the Company accepted for exchange stock options to purchase 5,126,732 shares of our Class A Common Stock, representing 94.8% of the options that were eligible to be tendered in the offer, and, in exchange, granted RSUs representing an aggregate of 2,050,693 shares of its Class A Common Stock. The RSUs will vest in equal one-third installments on each of the first, second and third anniversaries of the date of grant and are subject to forfeiture until certain restrictions, including continued employment, have lapsed. Each RSU represents the right to receive one share of the Company’s Class A Common Stock or, in the Company’s discretion, the cash equivalent to the value of one share of the Company’s Class A Common Stock on the vesting date, if certain conditions are met. If any dividend is paid with respect to a share of Class A Common Stock while the RSUs are held, the Company shall pay to each holder at its discretion an amount in cash, Class A Common Stock or other property, in each case having a value equal to the dividend. Such amounts shall vest and be paid at the same time as the underlying RSUs are settled.

As of January 4, 2005, the number and value (based on the closing market price of the Company’s Class A Common Stock on December 31, 2004 (i.e., $8.60)) of the aggregated RSUs of each of the Named Executive Officers are as follows: 474,028 RSUs ($4,076,640) held by Mr. Evans; 117,333 RSUs ($1,009,064) held by Ms. Moseley; 117,333 RSUs ($1,009,064) held by Mr. Henry;122,667 RSUs ($1,054,936) held by Mr. FitzPatrick; and 174,272 RSUs ($1,498,739) held by Mr. Givens.

(3)     On May 29, 2003, each Named Executive Officer exchanged stock options granted in 2001 and 2002 and in any prior years for RSUs. Consequently, none of the Named Executive Officers hold any stock options. See Note 2.

(4)     The Board of Directors is not required to pay a bonus to Mr. Evans for 2004 and has not yet determined whether to pay a discretionary bonus to Mr. Evans for 2004.

(5)     Mr. Evans was issued 115,000 RSUs in 2004. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $9.05) by the number of RSUs issued.

(6)     Represents payment of 401(k) matching contributions of $6,500 and life insurance premium payments of $24,095.

(7)     In January 2005, the Company paid for the first installment of vested RSUs (granted in 2003 and 2004) in cash (see notes (2) and (4)) and this amount represents such cash payment.

(8)     Mr. Evans was issued 833,056 RSUs. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $5.41) by the number of RSUs issued.

(9)     Represents 60,000 RSUs issued in 2004. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $9.05) by the number of RSUs issued.

(10)   Represents car allowance.

(11)   On June 4, 2004, the Company paid for the first installment of vested RSUs (granted in 2003) in cash (see note (2)) and this amount represents such cash payment.

(12)   Represents 86,000 RSUs issued. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $5.41) by the number of RSUs issued.

(13)   Mr. Henry became an executive officer of the Company effective July 2004. Mr. Henry’s employment with the Company terminated effective April 26, 2005 upon sale of the Company’s international business. All compensation amounts have been converted from United Kingdom Pounds at the rate of £1.00=US$1.89.

(14)   Represents car allowance of $22,961 and payment of group pension plan contributions of $38,747.

(15)   Mr. FitzPatrick was issued 94,000 RSUs. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $5.41) by the number of RSUs issued.

(16)   Mr. Givens’ employment with the Company terminated effective April 26, 2005 upon sale of the Company’s international business.

(17)   Represents car allowance of $11,400 and payment of 401(k) matching contributions of $4,926.

(18)   Mr. Givens was issued 171,408 RSUs. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $5.41) by the number of RSUs issued.

Stock Options Awarded By Crown Media Holdings During 2004

The Company did not award any stock options to the Named Executive Officers in 2004.

Option Exercises and Option Values in 2004

None of the Named Executive Officers own any stock options.

Director Compensation

We do not compensate directors who are employees of Hallmark Cards or its subsidiaries, or Mr. Evans who is an employee of the Company, for services as members of our Board or any of its committees. For all directors who are not employees of Hallmark Cards or its subsidiaries, we provided in 2004 a $28,000 annual retainer and an additional $1,000 per meeting fee for each extraordinary meeting or meeting in excess of the number of regularly scheduled meetings. All directors receive reimbursement of expenses incurred in connection with participation in Board meetings.

On February 6, 2004, the Compensation Committee approved an increase in director compensation for non-employee directors. Effective fiscal year 2004, non-employee directors are compensated as follows: (i) an annual retainer of $28,000 and $1,000 per extraordinary meeting continues to be paid as described above; (ii) restricted stock units valued at $40,000 are granted annually; (iii) the chairman of the Audit Committee is paid $5,000 annually; and (iv) chairmen of each other committee is paid $3,000 annually.

Executive Employment Arrangements

Employment Agreement with David J. Evans

On September 18, 2001, the Company entered into an employment agreement with Mr. Evans that provides for his employment as its President and Chief Executive Officer. The term of this agreement is three years, but it may be extended by mutual consent. The agreement provides for an annual base salary of $1,000,000, $1,100,000 and $1,250,000, respectively, during each twelve-month period of the term of the agreement, commencing September 18, 2001. We will review in good faith Mr. Evans’ salary annually for a possible increase based on performance and salary levels for comparable positions in comparable companies. Additionally, Mr. Evans is entitled to receive a performance bonus based on the level at which the Company achieves its revenue and EBITDA plan as adopted by the Board. If the Company achieves less than 70% of plan revenue and EBITDA, Mr. Evans is not entitled to any performance bonus. If the Company achieves certain specified levels of revenue and EBITDA above the 70% threshold, Mr. Evans is entitled to a bonus of up to 100% of his then salary rate. Under the agreement, we may also pay Mr. Evans an additional bonus if we determine it is appropriate. The agreement also provides that the Company grant to Mr. Evans options to purchase 1,000,000 shares of Class A Common Stock of the Company. This agreement was amended on May 28, 2004. The amendment extends the term of the agreement for an additional one year and provides for an annual base salary of $1,312,500 for such extended term.

The employment agreement provides that if Mr. Evans’ employment is terminated other than for cause or disability, or if Mr. Evans resigns for good reason, then he will be entitled to the amount of the base salary due through the end of the term of the agreement as if there had been no termination, all options granted under the agreement shall immediately vest and, except for any annual bonus that is due to Mr. Evans under the agreement, we will have no further obligations under the agreement. The term “good reason” includes, among other things, the employee’s ceasing to be employed for any reason other than death or disability after a change of control of the Company.

Under the employment agreement, Mr. Evans cannot compete with the Company during the term of his employment. Additionally, for the one-year period following his termination of employment for any reason, Mr. Evans may not employ any person who is working for the Company as an officer, policymaker or in a high-level creative, development or distribution position at the date of termination of Mr. Evan’s employment.

Employment Agreement with Chris R. Moseley

On June 20, 2003, Crown Media Holdings entered into an employment agreement with Chris R. Moseley that provides for her employment as Executive Vice President—Worldwide Marketing. This agreement replaced the employment agreement dated July 5, 2000 between Ms. Moseley and Crown Media Holdings. The term of this agreement is three years, commencing on July 16, 2003, but may be extended by mutual consent. The agreement provides for an annual base salary of $660,000, $693,000 and $727,650, respectively, during each successive year during the term of the agreement. Ms. Moseley is entitled to receive at the end of each calendar year during the agreement a performance bonus of no less than 15% and no more than 50% of her then annual salary.

The employment agreement provides that if Ms. Moseley’s employment is terminated other than for cause, death or disability, then she will be entitled, in a lump sum, to the remaining salary payable for the balance of the term of the agreement, discounted at prime rates to present value at the time of payment. In addition, Ms. Moseley is under no obligation to mitigate against any such amounts paid.

Ms. Moseley’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Evans’ employment agreement and which are described above.

This agreement was amended on May 24, 2004. The amendment changed Ms. Moseley’s title to “Executive Vice President—Chief Marketing Officer” and her job description as a result of such change.

Employment Agreement with Jeffrey Henry

On March 12, 2004, Crown Media International, LLC entered into an employment agreement with Jeffrey Henry that provided for his employment as Chief Executive & Managing Director—Europe, Middle East & Africa. The term of his employment agreement was three years, commencing on July 17, 2004, but could have been extended by mutual consent. The agreement provided for an annual base salary of £341,850 for the first year of the term, increasing by 5% or the UK Retail Prices Index, whichever was greater, during each subsequent year of the term of the agreement. Mr. Henry was also entitled to receive a bonus at the end of each calendar year of the term of the agreement of no less than 20% of his then salary rate. The employment agreement provided that if Mr. Henry’s employment was terminated other than for cause, death or disability, then he would be entitled to the remaining salary amounts payable under the agreement for the balance of the term of the agreement. Mr. Henry’s employment agreement contained identical non-compete and non-solicitation provisions to those contained in Mr. Evans’ employment agreement and which are described above.

The parties entered into a letter agreement on July 9, 2004 which supplement this agreement. Under the letter agreement, if the Company’s international business is sold to a third party and Mr. Henry’s agreement is assumed by the buyer but Mr. Henry does not wish to be employed by such buyer, Mr. Henry may terminate the agreement. Upon such termination, Mr. Henry is entitled to the present value of the remaining salary and bonus amounts payable under the agreement for the balance of the term of the agreement, which amounts will be offset by any amounts Mr. Henry may receive from a buyer in discharge or settlement of the agreement. Mr. Henry elected not to be employed by the buyer of the Company’s international business, and his employment with the Company terminated effective April 26, 2005.

Employment Agreement with Paul A. FitzPatrick

On September 15, 2003, Crown Media Holdings entered into an employment agreement with Paul A. FitzPatrick that provides for his employment as Executive Vice President and Chief Operating Officer. This agreement replaced the employment agreement dated September 19, 2000 between Mr. FitzPatrick and Crown Media United States, LLC, a wholly-owned subsidiary of Crown Media Holdings. The term of his employment agreement is three years, commencing on September 25, 2003, but may be extended by mutual consent. The agreement provides for an annual base salary of $590,000 for the first year of the term, increasing by 5% or the Consumer Price Index, whichever is greater, during each subsequent year of the term of the agreement. Mr. FitzPatrick is also entitled to receive a bonus at the end of each calendar year of the term of the agreement of up to 20% of his then salary rate, 30% of which bonus is discretionary and 70% of which is subject to Crown Media Holdings reaching certain levels of revenue and EBITDA. Additional bonus amounts may awarded in the discretion of the Company.

The employment agreement provides that if Mr. FitzPatrick’s employment is terminated other than for cause, death or disability, then he will be entitled to the remaining salary amounts payable under the agreement for the balance of the term of the agreement.

Mr. FitzPatrick’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Evans’ employment agreement and which are described above.

Employment Agreement with Russel H. Givens, Jr.

On December 20, 2001, Crown Media International entered into an employment agreement with Russel H. Givens, Jr. that provided for his employment as President and Chief Executive Officer of that company. The term was for three years commencing on January 1, 2002, but could have been extended by mutual consent. The agreement provided for an annual base salary of $510,000 during the first year of the term, increasing by 7% or the Consumer Price Index, whichever was greater, during each subsequent year of the term of the agreement. Mr. Givens was also entitled to receive a bonus at the end of each calendar year of the term of the agreement of up to 20% of his then salary rate, 30% of which bonus is discretionary and 70% of which was subject to Crown Media International reaching certain levels of revenue and EBITDA. Additional bonus amounts could be awarded in the discretion of the Company. This employment agreement was amended on April 2, 2004. The amendment extended the term of the agreement for an additional two years and provided for an annual base salary of $613,094 for the fourth year of the term and $643,749 for the fifth year of the term. Additionally, the amendment provided that, if in any of 2004, 2005 or 2006 all or substantially all assets of Crown Media International, LLC are acquired by a third party or Crown Media International, LLC is no longer operated in its current form, which makes Mr. Givens’ performance benchmarks in the employment agreement undeterminable, the bonus payable to Mr. Givens under the agreement will be no less than 20% of his then current salary.

The employment agreement provided that if Mr. Givens’ employment is terminated other than for cause, death or disability, then he will be entitled to the remaining base salary amounts payable under the agreement for the balance of the term of the agreement.

Mr. Givens’ employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Evans’ employment agreement and which are described above.

Mr. Givens’ employment with the Company terminated effective April 26, 2005 upon sale of the Company’s international business.

Compensation Committee Interlocks and Insider Participation

During 2004, none of our executive officers served on the board or compensation committee of another company which had one of its executive officers serve as one of our directors or a member of our Compensation Committee. Of our executive officers, only Mr. Evans and David Kenin serve as members of a compensation committee or other board committee performing similar functions of any other entity. Mr. Evans serves on the compensation committee of British Sky Broadcasting PLC and Mr. Kenin serves on the compensation committee of World Wrestling Entertainment. Mr. Chavkin, a member of our Compensation Committee, is the Chief Investment Officer of JP Morgan Partners, LLC which is a 100% owned subsidiary of JP Morgan Chase & Co. JP Morgan Chase Bank, another wholly-owned subsidiary of JP Morgan Chase & Co., is a lead bank for the bank credit facility of Crown Media Holdings and serves in certain other roles as described in “Certain Relationships and Related Transactions” below.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of May 1, 2005, with respect to beneficial ownership of our Class A Common Stock and Class B Common Stock, by each of the Named Executive Officer (defined below), each director, each holder of more than 5% of either Class A or Class B Common Stock, and all current directors and executive officers as a group.

Except as indicated in the footnotes to this table, the persons named each have sole voting and investment power over the shares shown as owned by them. The percentage of beneficial ownership is based on 73,863,037 shares of our Class A Common Stock and 30,670,422 shares of our Class B Common Stock outstanding as of May 1, 2005.

Amount and Nature of Beneficial Ownership(1)

	Class A Common Stock	Percent of Class	Class B Common Stock	Percent of Class	% Total Voting Power
Name and Address of Beneficial Owner 5% Stockholders:
Hallmark Entertainment Investments Co.(2)(3) 2501 McGee Street, Kansas City, MO 64108	58,077,970	78.6%	30,670,422	100%	95.8%
Liberty Media Corporation(4)(3) 9197 South Peoria Street, Englewood, CO 80112	58,077,970	78.6%	30,670,422	100%	95.8%
National Interfaith Cable Coalition, Inc.(3)(13) 810 12th Avenue South, Nashville, TN 37203	58,077,970	78.6%	30,670,422	100%	95.8%
J.P. Morgan Partners (BHCA), L.P.(5)(3)(14) 390 Madison Avenue, New York, NY 10017	58,077,970	78.6%	30,670,422	100%	95.8%
Hughes Electronics Corporation(6) 200 North Sepulveda Boulevard, El Segundo, CA 90245	5,360,202	7.3%	—	—	1.4%
Directors and Named Executive Officers:
Robert A. Halmi, Jr.(7)	30,000	*	—	—	*
David J. Evans	84,700	*	—	—	*
Wilford V. Bane, Jr.(8)	13,165	*	—	—	*
Arnold L. Chavkin(5)(3)	58,077,970	78.6%	30,670,422	100%	95.8%
Glenn Curtis	0	*	—	—	*
Robert J. Druten	18,500	*	—	—	*
Paul A. FitzPatrick	0	*	—	—	*
Brian E. Gardner	0	*	—	—	*
Russel H. Givens, Jr.	1,500	*	—	—	*
Herbert A. Granath	0	*	—	—	*
David E. Hall	2,500	*	—	—	*
Donald J. Hall, Jr.(9)	58,080,470	78.6%	30,670,422	100%	95.8%
Jeffrey Henry	0	*	—	—	*
Irvine O. Hockaday, Jr.(10)	39,770	*	—	—	*
Anil Jagtiani	8,000	*	—	—	*
Peter A. Lund(8)	13,165	*	—	—	*
John P. Mascotte(8)(12)	77,865	*	—	—	*
Chris R. Moseley	0	*	—	—	*
Deanne R. Stedem	1,000	*	—	—	*
All directors and executive officers as a group (23 persons)(9)(5)(11)	58,542,485	79.0%	30,670,422	100%	95.8%

*                     The percentage of shares or voting power beneficially owned does not exceed 1% of the class.

(1)           Pursuant to Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship, or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days from May 1, 2005. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which the person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of common stock owned as of May 1, 2005 by the person indicated and shares underlying options owned by such person on May 1, 2005 that were exercisable within 60 days of that date. Percentage of total voting power is based on votes of outstanding shares.

(2)           Based on a Schedule 13D/A filed on December 29, 2003 jointly by Hallmark Cards, HEIC and Hallmark Entertainment Holdings, who as of that date shared voting and dispositive power with respect to 30,670,422 shares of Class B Common Stock, which are convertible at the option of the holder into an equivalent number of shares of Class A Common Stock, and 53,215,080 shares of Class A Common Stock. Does not include, under the column headed “Class A Common Stock,” the number of shares of Class A Common Stock that HEIC would hold if it converted all of its shares of Class B Common Stock into shares of Class A Common Stock, which, if so converted, together with its shares of Class A Common Stock would equal approximately 80% of the total outstanding Class A Common Stock. HEIC is a majority owned subsidiary of Hallmark Entertainment Holdings and Hallmark Entertainment Holdings is a wholly-owned subsidiary of Hallmark Cards.

(3)           On March 11, 2003, Hallmark Entertainment Holdings, Liberty and J.P. Morgan Partners contributed 100% of their Company shares in return for HEIC shares representing the following percentage interest in HEIC: Hallmark Entertainment Holdings, 83.4%; Liberty, 11.2%; and J.P. Morgan Partners, 4.6%. In addition, VISN contributed 10% of its Company shares in return for HEIC shares representing an 0.8% interest in HEIC. Each of the HEIC stockholders entered into the stockholders agreement concerning HEIC and Crown shares. As a result, each of the above parties may be deemed to beneficially own Company shares held by HEIC described in note (2) above. The total number of shares shown as beneficially owned by HEIC includes 4,849,725 shares of Class A Common Stock beneficially owned by VISN and 13,165 shares beneficially owned by JP Morgan Partners outside of HEIC because the parties to the HEIC stockholders agreement may be deemed to be acting as a group. Beneficial ownership of these 4,862,890 shares of Class A Common Stock has been disclaimed by the other HEIC stockholders. Each of Hallmark Entertainment Holdings, Liberty and J.P. Morgan Partners has the right to nominate directors to the HEIC Board; and VISN is entitled to designate a non-voting observer to HEIC’s Board. In addition, Liberty and JP Morgan Partners each have the right to nominate directors to the Crown Media Holdings’ Board. Under the HEIC stockholders agreement, Hallmark Entertainment Holdings directs the voting of Crown Media Holdings shares owned by HEIC. Pursuant to the HEIC stockholders agreement, HEIC may not sell, pledge, distribute or transfer its Crown Media Holdings common stock without the consent of Liberty and J.P. Morgan Partners, except for mergers and other combinations approved in accordance with the Crown Media Holdings stockholders agreement. This requirement terminates on the later of such date as each party (1) ceases to own beneficially at least 2.5% of the outstanding HEIC common stock and (2) ceases to own beneficially 75% of the HEIC stock owned by the party at March 11, 2003.

(4)           Based on a Schedule 13D/A filed on March 12, 2003 by Liberty.

(5)           Includes 13,165 shares of Class A Common Stock underlying options that are held by J.P. Morgan Partners, and which are vested or will vest within 60 days. Mr. Chavkin is: the Chief Investment Officer of J.P. Morgan Partners; one of the limited partners of JPMP Master Fund Manager, L.P.; the general partner of J.P. Morgan Partners; and an Executive Vice President of JPMP Capital Corp., which is the sole general partner of JPMP Master Fund Manager, L.P. Mr. Chavkin disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein.

(6)           Based on a Schedule 13G/A filed on February 13, 2004 by Hughes Electronics Corporation.

(7)           Consists of 30,000 shares of Class A Common Stock held in various family member trusts for which Mr. Halmi serves as trustee. Mr. Halmi disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein.

(8)           Consists of 13,165 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

(9)           Donald J. Hall, Jr., may also be deemed to be a beneficial owner of the shares beneficially owned by HEIC because Mr. Hall is a co-trustee of a voting trust which controls all of the voting securities of Hallmark Cards and he is Vice Chairman of the board of directors, Chief Executive Officer and President of Hallmark Cards. See note (2). Mr. Hall disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(10)     Includes 3,073 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

(11)     Includes 205,733 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

(12)     In addition, John P. Mascotte, may be deemed to be a beneficial owner of the shares beneficially owned by HEIC because Mr. Mascotte is a co-trustee of a voting trust which controls all of the voting securities of Hallmark Cards and a director of Hallmark Cards. See note (2). Mr. Mascotte disclaims beneficial ownership of such shares.

(13)     The National Interfaith Cable Coalition, Inc. is a not-for-profit coalition of faith groups. NICC is governed by a board of sixteen trustees appointed by the major faith groups who are members of NICC.

(14)     J.P. Morgan Partners (BHCA), L.P. is engaged in the venture capital and leveraged buyout business. The general partner of J.P. Morgan Partners (BHCA), L.P. is JPMP Master Fund Manager, L.P., and the general partner of JPMP Master Fund is JPMP Capital Corp. JPMP Capital Corp. is a wholly-owned subsidiary of J.P. Morgan Chase & Co. which is a publicly-held company engaged in the commercial banking business.

Stock Plans

For information regarding shares authorized for issuance under our equity compensation plans, see “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5, Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, which information is incorporated herein by reference.

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

This services agreement with Hallmark Entertainment will expire on December 31, 2006. Until a new services agreement is agreed to, the existing services agreement will remain in full force and effect.

Registration Rights Agreement

•       We agreed to grant Hallmark Entertainment Distribution four demand registration rights and unlimited piggyback registration rights with respect to the shares of Class A common stock that were issued in the transaction.

Hallmark Program Agreements

Crown Media United States.   Crown Media United States licenses programming from Hallmark Entertainment Distribution under an Amended and Restated Program License Agreement dated as of January 1, 2001, for distribution within the United States. Under this program agreement, Crown Media United States is required to license from Hallmark Entertainment Distribution, and Hallmark Entertainment Distribution is required to license to us, for the term of the agreement, ending on December 31, 2005, substantially all of the television motion pictures and miniseries Hallmark Entertainment Distribution owns or produces. Crown Media United States is not required to license more than 50 new pictures or miniseries per year and is not required to license any picture or miniseries if not produced, co-produced or financed by Hallmark Entertainment Distribution, unless Hallmark Entertainment Distribution acquired rights to the picture or miniseries prior to January 1, 2001. Crown Media United States has the right to telecast the programming it licenses under the program agreement through all forms of television, except on a pay-per-view basis. Under the program agreement, Crown Media United States generally licenses each movie or miniseries for a period of five years and has the right to telecast the movie or miniseries 30 times during that period. In addition, under the program agreement, Crown Media United States has the right to order, and Hallmark Entertainment Distribution is required to produce, four two-hour movies and one series during the term of the program agreement.

The program agreement expires on December 31, 2005, but will be automatically extended for an additional three year term if at that time Hallmark Entertainment Distribution’s parent company, Hallmark Entertainment LLC, owns at least 35% of the Company. If Hallmark Entertainment LLC ceases to own at least 35% of the Company, the term of the program agreement will end on the date two years after the date Hallmark Entertainment LLC ceases to maintain its 35% ownership interest. Under the program agreement, Hallmark Entertainment Distribution is not required to deliver a specific minimum number of programs.

Crown Media United States pays license fees to Hallmark Entertainment Distribution in equal annual installments over the five-year period that it telecasts the movie or miniseries. The fees generally increase 5% per year. During the years ended December 31, 2003 and 2004, Crown Media United States paid Hallmark Entertainment Distribution $15.0 million and $5.0 million in fees, respectively, under the original program agreement dated as of November 13, 1998. As of December 31, 2003 and 2004, Crown Media United States had $78.9 million and $116.6 million in accrued and unpaid program license fees under the program agreement, respectively.

Our officers and representatives of Hallmark Entertainment Distribution negotiated the terms of these programming agreements. These programming agreements were reviewed by the independent committee of the Board of Directors that considered the purchase of the Crown Film Library in 2001.

Crown Media International.   Crown Media International licensed programming from Hallmark Entertainment Distribution for distribution on a country-by-country basis outside the United States and Canada, under an Amended and Restated Program License Agreement, dated as of January 1, 2001, between Crown Media International and Hallmark Entertainment Distribution. Other than as set forth below, the terms of the amended and restated program agreement were substantially the same as those described above in relation to the agreement between Hallmark Entertainment Distribution and Crown Media United States. Hallmark Entertainment Distribution had existing contractual relationships with distributors that precluded Crown Media International from obtaining programming under the program agreement in several territories in which it did not operate, the most significant of which is Germany. Hallmark Entertainment Distribution was expressly permitted to renew indefinitely its contracts with distributors in Germany, Italy and Spain and could renew contracts with other distributors to the extent the existing contracts afford the distributor renewal rights.

Crown Media International had the right to distribute the programming it licenses under the program agreement through cable and satellite broadcast systems. However, it did not license programming for distribution on a pay-per-view basis. In addition, Crown Media International and Hallmark Entertainment Distribution had agreed to negotiate in good faith on a product-by-product basis for pay television license rights to programming not covered under the program agreement, including documentaries, series and specials.

Under the program agreement Crown Media International generally licensed each movie or miniseries for a minimum of three time periods each of 18 months or 12 months duration, with each 18- or 12-month period separated by a period of one to three years depending on whether Hallmark Entertainment Distribution licenses the programming to a third party during the interim periods. The first 18- or 12-month time period began on the later of the date specified in the program agreement or the date Crown Media International launches in a country. The number of times we can telecast a movie or miniseries was determined by viewer preferences and industry practices on a country-by-country basis.

Crown Media International paid license fees to Hallmark Entertainment Distribution on a country-by-country, program-by-program basis for each of the three time periods for which it licenses programming. The fees generally increased 5% per year and were payable in four equal installments for the first time period and six equal installments for subsequent time periods. During the year ended December 31, 2003, Crown Media International paid $15.0 million in fees under its original program agreement with Hallmark Entertainment Distribution, dated as of July 1, 1999. During the year ended December 31, 2004, Crown Media International did not make any payments under the agreement. As of December 31, 2003 and 2004, there were $11.7 million and $35.4 million in accrued and unpaid fees, respectively.

Since the sale of the Company’s international business has been finalized, the Company has no further obligations under this program agreement, except for payment of license fees for certain programming from Hallmark Entertainment Distribution which was within its exhibition window at the time of the sale.

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

Pursuant to the February 2001 amendment, Crown Media United States may be required to broadcast up to 15 1/2 hours per week of “faith and values” programming and up to an additional 6 dramatic and non-dramatic holiday specials per year. Crown Media United States funds a portion of the production costs of this new programming as described above.

The term of most of the obligations contained in the February 2001 amendment expire on March 26, 2006, but may be terminated earlier if NICC sells more than 50% of the Crown Media Holdings shares it owned on February 22, 2001. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of the programming and funding commitment to NICC. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to buy all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels. During the years ended December 31, 2003 and 2004, Crown Media United States paid the National Interfaith Cable Coalition $10.2 million and $12.3 million, respectively, related to this agreement. Three million dollars of these amounts, in each of 2003 and 2004, have consisted of production advances which are recoupable from future NICC productions. Crown Media United States has agreed to extend a similar production advance of $3.0 million to NICC in 2005.

DIRECTV Affiliation Agreement

On August 20, 2001, Crown Media United States entered into an Affiliation Agreement with DIRECTV, Inc., a wholly owned subsidiary of DIRECTV Enterprises, Inc. Pursuant to the Affiliation Agreement, DirecTV distributes the Hallmark Channel on the TOTAL CHOICE ® tier of its DBS distribution system in the United States and pay us license fees for such distribution. At the same time we entered into a Stock Purchase Agreement with DIRECTV Enterprises whereby we issued 5,360,202 shares of our Class A common stock, which shares were subsequently transferred to its parent company, Hughes Electronics Corporation. As of December 31, 2004, DIRECTV accounted for 11.9 million of our subscribers.

Hallmark Advertising

Hallmark Cards purchased $1.4 million and $1.8 million of advertising on the Hallmark Channel in the United States at negotiated market rates, respectively, during the years ended December 31, 2003 and 2004.

Senior Unsecured Note to HC Crown

On August 5, 2003, Crown Media Holdings repurchased all of the trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured note issued to HC Crown. After the payment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the senior unsecured note, amounting to approximately $67.3 million, to pay principal, interest, and prepayment penalties on its bank revolving credit loans. See Note 12 of our Notes to Consolidated Financial Statements in this Report for information on this senior unsecured note.

Hallmark Demand Notes and Line of Credit

On December 14, 2001, the Company executed a promissory note in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and has a final maturity date no later than December 21, 2007. The line of credit is subordinate to the bank credit facility and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. HC Crown’s obligation to make loans under this line of credit is supported by an irrevocable letter of credit from Credit Suisse First Boston. As of both December 31, 2003 and 2004, the Company had borrowed $75.0 million, respectively, under this note. Under this note, the Company is obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. We issued 192,262 shares as payment for a portion of the commitment fee in the amount of $1.1 million. The line of credit was required by the credit facility.

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

As of both December 31, 2003 and 2004, borrowings under the HC Crown line of credit were $75.0 million. Accrued interest on the note was $2.7 million and $6.1 million, respectively.

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

As of March 1, 2005, we entered into Amendment No. 8 to the agreement for our bank credit facility. This amendment extended the maturity date of the facility to May 31, 2006. Also Amendment No. 8 made a number of other significant changes to the bank credit facility including deletion of certain financial covenants, changes to other financial covenants, waivers of many covenants concerning 2004, and a reduction in the interest rates charged for loans under the credit facility. See discussion under “Bank Credit Facility and HC Crown Loans” of Item 7 above in this Report for information on the Company’s paying to Hallmark Cards the amounts resulting from the reduced interest rate and reduced commitment fee provided in Amendment No. 8. Upon consummation of the sale of the Company’s international business as contemplated by February 2005 agreements, the bank credit facility was reduced from a total of $320.0 million to a revolving credit of $220.0 million. However, the Company may not borrow in excess of $180.0 million under that revolving line of credit unless Hallmark Cards concurs in the borrowing request.

Pursuant to Amendment No. 8, Hallmark Cards has provided an irrevocable letter of credit issued to JPMorgan Chase Bank by Citibank, N.A. in the amount of $320.0 million, as credit support for our obligations under our credit facility. The support letter of credit was reduced to $220.0 million upon the consummation of the sale of our international business and the reduction of the aggregate outstanding credit exposure of our lenders to $220.0 million. Drawdowns under the letter of credit may be made for amounts due and payable under the credit facility and upon the occurrence of certain other events. Any proceeds received by JPMorgan Chase Bank from drawing under this support letter of credit will not be applied to repay our obligations, but will be used to purchase on the part of Hallmark Cards from the bank lenders subordinated participations in our obligations under our bank credit facility, junior in payment to the bank lenders under the bank credit facility. The support letter of credit automatically expires on May 31, 2006.

The credit facility, as amended, contains a number of affirmative and negative covenants, including limitations on “Restricted Payments.”  Restricted Payments include any distribution on our equity; any redemption or other acquisition of our equity; and any payment to Hallmark Cards, Hallmark Entertainment or any of their affiliates. The credit agreement, however, permits Crown Media Holdings to pay Restricted Payments which are, among other things:  (1) Payments to Hallmark Cards or an affiliate (i) in payment of a valid outstanding obligation (ii) or in an aggregate amount equal to the financial benefits received by us as a result of the reduction of interest charges under the bank credit facility in Amendment No. 8 plus any fees and costs incurred by Hallmark Cards in connection with the support letter of credit provided in accordance with Amendment No. 8; and (2) payments to Hallmark Entertainment Distribution pursuant to license agreements.

In connection with Amendment No. 8, by a letter dated February 28, 2005, Hallmark Cards confirmed to us that neither Hallmark Cards nor any of its wholly-owned subsidiaries would demand payment from us on any of the following obligations until May 31, 2006, at the earliest:

•       $75.0 million note payable to HC Crown plus accrued interest thereon from time to time

•       $400.0 million note payable to HC Crown plus accrued interest thereon from time to time

•       $100.0 million payables to Hallmark Entertainment Holdings incurred in conjunction with the film library transaction in 2001

•       $156.0 million of license fees payable to Hallmark Entertainment Distribution Company

Hallmark also stated its intent to re-evaluate the loan repayment schedule if all or substantially all of the assets of the Company were sold to a third party prior to May 31, 2006. Hallmark further stated that it would endeavor to make any new intercompany debt with us that arises between now and May, 2006 non-callable until May 31, 2006.

Real Property Lease

In connection with our lease of office facilities at 6430 S. Fiddlers Green Circle, Greenwood Village, Colorado, which lease was assigned to the buyer of the international business effective April 26, 2005, Hallmark Entertainment signed a guaranty of lease obligations on June 1, 1998. Under the guaranty, Hallmark Entertainment agreed to guarantee full and timely performance of all of our obligations during our lease term. The lease was for 58,978 square feet and had a term of 10 years that ends in August 2008. The lease provided for a rate of $22.64 per square foot during the first year of the lease and would have increased annually to $27.08 per square foot in 2008. At the time of the sale of its international business, the Company subleased 25,247 square feet.

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

We are obligated to pay all expenses that result from the registration of the other parties’ common stock under the stockholders agreement, other than registration and filing fees, attorneys’ fees, underwriter fees or expenses and underwriting discounts and commissions. We have also indemnified the other parties against any liabilities that may result from their sale of common stock, including Securities Act liabilities.

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

•       treasury and cash management services; and

•       real estate consulting services.

We have agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. We made no payments to Hallmark Cards in 2001 or 2002 for services, expenses and fees under the previous intercompany services agreement. The fee under the previous agreement was $500,000 per year. The balance of the payable for services, expenses and fees under the previous and the current agreement as of December 31, 2003 and 2004, was approximately $3.0 million and $3.5 million, respectively. The intercompany services agreement was originally negotiated between officers of Crown Media International and Hallmark Cards. The management of Crown Media International believed that the services provided under the agreement had a value at least equal to the annual fee.

 Hallmark Trademark License Agreements

Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., amended and restated on March 27, 2001, which has also been extended through September 1, 2005. The agreement permits the use of the Hallmark trademarks in the United States under terms, which are similar to the terms which were applicable to the use of the Hallmark trademarks outside the United States by Crown Media International described below. The amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the “Hallmark Channel.”  The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States’ network. Crown Media United States also has a similar trademark license agreement with Hallmark Licensing, Inc., which is effective January 1, 2004, to permit the use of the Hallmark trademark in the name of the “Hallmark Movie Channel”.

Prior to the consummation of the sale of our international business, we were permitted to use the “Hallmark” and “Hallmark Entertainment” trademarks in accordance with the terms of a royalty-free two-year trademark license agreement dated as of December 1, 2000, between Hallmark Cards and Crown Media International. This agreement was extended through September 1, 2005. Under that agreement, we may use the Hallmark and Hallmark Entertainment trademarks only for so long as Hallmark Cards and its wholly owned subsidiaries collectively own at least 51% of the voting interest and at least 35% of the equity interest of Crown Media Holdings, and designate a majority of our Board and so long as there is no event of default under the agreement.

Crown Media International had the non-exclusive right to use the Hallmark and Hallmark Entertainment trademarks to promote, market, advertise, distribute and sell television motion pictures and miniseries produced by or at the direction of Hallmark Entertainment Productions, LLC or its subsidiaries. Crown Media International also had the non-exclusive right to use the Hallmark and Hallmark Entertainment trademarks to promote, market, advertise, distribute and sell its network and channel so long as these television motion pictures and miniseries along with other television motion pictures and miniseries acquired under our program agreement with Hallmark Entertainment Distribution represent at least 50% of the monthly programming of that network or channel or 20% of the monthly programming during the first six months that we launch that network or channel in a territory.

Under the agreement, if Hallmark Cards notified us in writing that it has determined that we have failed to comply with the usage standards set forth in the agreement or have otherwise breached our obligations under the agreement, we would have been required to stop any non-complying activity within 10 days of that notice or we would have been in default of the agreement. We would also have been in default if Hallmark Cards delivered such a written notice to us with respect to its standards three or more times in any 12-month period. In addition, there would have been a default under the agreement if we failed to cure any breach of the program agreement with Hallmark Entertainment Distribution, if we failed to make any payments due under loan agreements within five days of the due date, or if we received an opinion from our auditors that shows that we no longer are a going concern.

The license agreement could have been terminated immediately and without notice if we transferred in any way our rights under the license agreement, if we had an event of default under the agreement or in events of bankruptcy, insolvency or similar proceedings. With respect to a particular country in which we use the Hallmark Entertainment trademark, the license agreement would have terminated if the television motion pictures and miniseries produced by Hallmark Entertainment or its subsidiaries and other motion pictures and miniseries acquired under the program agreement with Hallmark Entertainment comprised less than 50% of the programming of the network or channel based on actual hours of broadcast in the country.

There was a similar trademark license agreement between Hallmark Cards and Crown Entertainment Limited that permitted the use of the Hallmark and Hallmark Entertainment trademarks in the United Kingdom through September 1, 2005.

Upon consummation of the proposed sale of the international business, the foregoing trademark licenses agreement between Hallmark Cards and Crown Media International and Crown Entertainment Limited were terminated and the Company has no further obligations under these licenses.

Tax Sharing Agreement

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into the Tax Sharing Agreement with Hallmark Cards. Hallmark Cards will include Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards will benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the Tax Sharing Agreement, Hallmark Cards will pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under the Tax Sharing Agreement, at Hallmark Cards’ option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

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

Corporate Opportunities Policy Established by Hallmark Entertainment

The following is a description of a general policy adopted by the Hallmark Entertainment board of directors in connection with the stockholders agreement and our initial public offering. The policy provides that we will be the primary (but not exclusive) vehicle for the pursuit of corporate opportunities relating to the ownership and operation of pay television channels dedicated to family programming (“Pay Television Opportunities”), which is provided or otherwise made available to Hallmark Entertainment and its subsidiaries. However, Pay Television Opportunities do not include opportunities: (1) developed by or made available to any public company that is a subsidiary of Hallmark Entertainment or any of Hallmark Entertainment’s subsidiaries (other than us and our subsidiaries), (2) relating to the production or distribution of programming that is developed by, or provided or made available to, a subsidiary of Hallmark Entertainment that does not own or operate pay television channels dedicated to family programming and whose primary business is the production or distribution of programming, (3) arising out of, or relating, to Pay Television Opportunities that have been provided or made available to us but which we have determined not to pursue or have failed to pursue within the applicable time period reasonably specified by Hallmark Entertainment, or (4) that Hallmark Entertainment or any of its subsidiaries is legally or contractually obligated to provide or make available to a person other than us.

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

Certain Business Relationships and Conflicts of Interest

Hallmark Entertainment Investments controls a majority of our outstanding shares of Class A Common Stock and all of our outstanding shares of Class B common stock, representing approximately 95.9% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment Investments’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Class A common stock. As a result, the market price of our Class A common stock or our business could suffer.

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

Other than as disclosed above and under “—Stockholders Agreement and Registration Rights” and “—Corporate Opportunities Policy Established by Hallmark Entertainment,” there are no specific policies in place with respect to any conflicts that may arise. We expect conflicts to be resolved on a case-by-case basis, and in a manner consistent with applicable law.

Transactions With JP Morgan Chase Bank

We have a credit agreement with a syndicate of banks lead by JP Morgan Chase Bank providing a secured line of credit and term loan of up to a total of $320.0 million, reduced to $220.0 million upon completion of the proposed sale of our international business, due May 31, 2006. For information regarding the terms of the bank credit agreement, please see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Bank Credit Facility and HC Crown Loans.” As part of this credit facility, JP Morgan Chase Bank has committed to lend to us up to $45.0 million, now reduced to $31.0 million. At December 31, 2003 and 2004, JP Morgan Chase Bank had outstanding loans to us under the line of credit of $42.0 million and $43.4 million, respectively. Each loan under the credit facility bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. We are required to pay a commitment fee of 0.2% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. This commitment fee was 0.5% per annum prior to an amendment effective March 2005. We paid a total of $13.3 million in interest and $925,000 in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2003. We paid a total of $13.9 million in interest and $125,000 in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2004.

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

ITEM 14.         Principal Accountant Fees and Services

Audit Fees

The following table presents aggregate fees billed for professional services rendered by KPMG LLP, our principal accountant in fiscal years 2003 and 2004:

	Fiscal Year
Type of Fee	2004	2003
Audit Fees(1)	$1,622,516	$509,488
Audit-Related Fees(2)	105,985	9,500
Tax Fees(3)	52,136	12,860
All Other Fees(4)	0	11,500
Total Fees	$1,780,637	$543,348

(1)          Audit Fees are for the audit of our annual financial statements and internal control over financial reporting included in our Form 10-K, review of financial statements included in our Forms 10-Q, and statutory audits required for certain of our foreign subsidiaries.

(2)          Audit Related Fees.   In 2004, these fees are for services rendered in connection with the Company’s sale of its international operations. In 2003, these fees are for services rendered in connection with the review of the Tender Offer Statement on Schedule TO and its amendments filed in exchange of Restricted Stock Units for stock options.

(3)          Tax Fees are for services rendered in connection with tax advice, the filing of foreign income tax returns and the filing of other forms.

(4)          All Other Fees.   In 2003, these fees are for all other services rendered in relation to benefit plan and executive  compensation issues.

Independence

The Audit Committee has considered whether, and concluded that, the additional services provided by KPMG were compatible with maintaining the independence of KPMG.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(A)  List of Documents Filed as Part of This Report

(1)   Consolidated Financial Statements

(2)   Exhibits

Exhibit Number	Exhibit Title
2.1

Purchase and Sale Agreement, dated as of February 23, 2005, by and among CM Intermediary, LLC, Bagbridge Limited and, solely with respect to Section 10.14 of the Agreement, Crown Media Holdings, Inc. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on February 23, 2005 and incorporated herein by reference).

2.2

Asset Purchase and Sale Agreement, dated as of February 23, 2005, by and among Crown Media Distribution, LLC, Bagbridge Limited and, solely with respect to Section 10.14 of the Agreement, Crown Media Holdings, Inc. (previously filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on February 23, 2005 and incorporated herein by reference).

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

10.17

Amendment No. 7, dated as of October 28, 2004, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on November 15, 2004 and incorporated herein by reference).

10.18

Amendment No. 8, dated as of March 8, 2005, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 11, 2005 and incorporated herein by reference).

10.19

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

10.21

Hallmark Inducement Agreement dated August 31, 2001, between Hallmark Entertainment, Inc. and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) in its capacity as agent under the Credit Agreement (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on October 3, 2001, and incorporated herein by reference).

10.22

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

10.26

Subordination and Support Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc., Obligor, Crown Media Trust, Hallmark Cards, Incorporated, JPMorgan Chase Bank, Indenture Trustee, and the holders of Certificates identified therein (previously filed as Exhibit 10.7 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).

10.27

Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC, and Crown Media International, Inc. (previously filed as Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.28

Amended and Restated Program License Agreement, dated as of January 1, 2001, by and between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC (formerly known as Odyssey Holdings, LLC) (previously filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.29

Amendments, made as of May 15, 2002, to those certain Amended and Restated Program License agreements, dated as of January 1, 2001, between Hallmark Entertainment Distribution, LLC and Crown Media United States, LLC and Crown Media International, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

10.30

Amended and Restated Trademark License Agreement, dated as of December 1, 2000, by and between Hallmark Cards, Incorporated and Crown Media International, Inc. (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 27, 2001 and incorporated herein by reference).

10.31

Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Cards, Incorporated and Crown Media International, LLC (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).

10.32

Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Cards, Incorporated and Crown Media International, LLC (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 10, 2003 and incorporated by reference herein).

10.33

Trademark License Extension Agreement, dated as of August 1, 2004, by and between Hallmark Cards, Incorporated and Crown Media International, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2004, and incorporated by reference herein).

10.34

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

10.37

Trademark License Extension Agreement (UK), dated as of August 1, 2004, by and between Hallmark Cards, Incorporated and Crown Entertainment Limited (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 15, 2004 and incorporated by reference herein).

10.38

Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2001, and incorporated herein by reference).

10.39

Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).

10.40

Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 10, 2003 and incorporated by reference herein).

10.41

Trademark License Extension Agreement, dated as of August 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 15, 2004 and incorporated by reference herein).

10.42

Security Agreement, dated as of August 1, 1999, by and between Hallmark Entertainment Networks, Inc. (now known as Crown Media International, Inc.) and Hallmark Cards, Incorporated (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.43

Security Agreement, dated as of March 27, 2001, by and between Odyssey Holdings, LLC (now known as Crown Media United States, LLC) and Hallmark Licensing, Inc. (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.44

Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.45

Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.46

Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 4, 2001 and incorporated herein by reference).

10.47

Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference).

10.48

Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.49

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

10.52

Reduction Certificate to $150,000,000 Irrevocable Standby Letter of Credit, dated December 21, 2001 (previously filed as Exhibit 10.52 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.53

Note Purchase Agreement, dated as of August 1, 2003 between Crown Media Holdings, Inc. and HC Crown Corp. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.54

10.25% Senior Unsecured Discount Note dated August 5, 2003 issued by Crown Media Holdings, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.55

Technical Services Agreement, dated January 30, 2003, between Pramer S.C.A., Latin America Media Distribution S.C.A. and Crown Media International, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference).

10.56

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

10.58

Service Agreement, dated September 28, 2001, by and between Hallmark Entertainment, Inc. and Crown Media Holdings, Inc., as assigned to Crown Media Distribution, LLC, pursuant to letter dated December 14, 2001 (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.59

Registration Rights Agreement, dated as of September 28, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, as amended by assignments dated September 28, 2001 and December 31, 2001 (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.60

Extension Agreement, dated as of March 1, 2002, by and between Crown Media Holdings, Inc., Crown Media Distribution, LLC and Hallmark Entertainment Distribution, LLC (previously filed as Exhibit 10.44 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).

10.61

Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).

10.62

Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 and incorporated by reference herein).

10.63

Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).

10.64

Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).

10.65

Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).

10.66

Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).

10.67

Lease, dated as of June 1, 1998, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.20 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.68

First Amendment to Lease, dated as of March 23, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.69

Second Amendment to Lease, dated as of August 17, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.22 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.70

Third Amendment to Lease, dated as of September 26, 2000, by and between High Pointe I Development Group L.L.C. and Crown Media International, Inc. (formerly known as Hallmark Entertainment Network, Inc.) (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).

10.71

Fourth Amendment to Lease, dated as of February 6, 2001, by and between High Pointe I Development Group, L.L.C. and Crown Media Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated by reference herein).

10.72

Fifth Amendment to Lease, dated as of February 12, 2002, by and between High Pointe I Development Group LLC and Crown Media International, Inc. (previously filed as Exhibit 10.39 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.73

Sixth Amendment to Lease, dated as of June 26, 2003, by and between High Point I Development Group LLC and Crown Media International, Inc (previously filed as Exhibit 10.62 to our Annual Report on Form 10-K, filed on March 15, 2004 and incorporated herein by reference).

10.74

Guaranty of Lease Obligations, dated June 1, 1998, by Hallmark Entertainment, Inc. for High Pointe I Development Group L.L.C. (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.75*

Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).

10.76*

Form of Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 9, 2004, and incorporated herein by reference).

10.77*

Form of Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 9, 2004, and incorporated herein by reference).

10.78*

Employment Agreement, dated as of September 18, 2001, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).

10.79*

Amendment No. 1 to Employment Agreement, dated as of May 28, 2004, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference).

10.80*

Letter Agreement, dated July 9, 2004, by and between David Evans and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference).

10.81*

Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement, dated as of May 28, 2004, by and between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference).

10.82*

Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement, dated as of May 25, 2004, by and between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference).

10.83*

Employment Agreement, dated as of June 20, 2003, between Crown Media Holdings, Inc. and Chris Moseley (previously filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).

10.84*	Letter Agreement dated as of May 24, 2004, by and between Crown Media Holdings, Inc. and Chris Moseley.
10.85*

Employment Agreement, dated as of October 25, 2000, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.66 to our Annual Report on Form 10-K, filed on March 15, 2004 and incorporated herein by reference).

10.86*	Employment Agreement, effective as of January 1, 2004, by and between Crown Media Holdings, Inc. and William Aliber.
10.87*

Employment Agreement, dated as of September 15, 2003, by and between Crown Media Holdings, Inc. and Paul FitzPatrick (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).

10.88*

Employment Agreement, dated as of December 20, 2001, by and between Crown Media International, Inc. and Russel H. Givens, Jr. (previously filed as Exhibit 10.47 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.89*

Letter Agreement dated April 2, 2004, amending Employment Agreement by and between Crown Media International, Inc. and Russel H. Givens, Jr. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 10, 2004, and incorporated herein by reference).

10.90

Employment Agreement, dated as of December 20, 2001, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 15, 2003 and incorporated herein by reference).

10.91*

Amendment to Employment Agreement dated December 6, 2004, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 8, 2004 and incorporated herein by reference)

10.92*

Employment Agreement, dated as of June 23, 2003, by and between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).

10.93*

Employment Agreement, dated as of September 25, 2001, by and between Crown Media United States, LLC and Lana Corbi (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.94*

Severance Agreement, dated December 26, 2002, by and between Lana Corbi and Crown Media United States, LLC (previously filed as Exhibit 10.63 to our Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference).

10.95*

Employment Agreement, dated as of March 12, 2004, by and between Crown Media International, Inc. and Jeff Henry. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 10, 2004 and incorporated herein by reference).

10.96*

Letter Agreement, dated as of July 9, 2004, by and between Crown Media Holdings, Inc. and Jeff Henry (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 9, 2004 and incorporated herein by reference).

10.97*

Letter Agreement, dated as of July 2, 2004, by and between Crown Media Holdings, Inc. and Jeff Henry (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on November 15, 2004 and incorporated herein by reference).

10.98*	2005 Deferred Compensation Plan of Crown Media Holdings, Inc.
10.99	Technical Services Agreement, dated as of April 26, 2005, by and between Crown Media United States and Rightfolder Limited.
10.100*	Compromise Agreement, dated as of April 22, 2005, by and between Jeffrey Henry and Crown Media International, LLC.
21.1	List of Subsidiaries.
23.2	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification executed by the Company’s President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
May 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID J. EVANS	Director and Principal Executive	May 23, 2005
David J. Evans	Officer
/s/ WILLIAM J. ALIBER	Principal Financial and Accounting	May 23, 2005
William J. Aliber	Officer
/s/ WILFORD V. BANE, JR.	Director	May 23, 2005
Wilford V. Bane, Jr.
/s/ ARNOLD L. CHAVKIN	Director	May 23, 2005
Arnold L. Chavkin
/s/ GLENN CURTIS	Director	May 23, 2005
Glenn Curtis
/s/ ROBERT J. DRUTEN	Director	May 23, 2005
Robert J. Druten
/s/ BRIAN GARDNER	Director	May 23, 2005
Brian Gardner
/s/ HERBERT GRANATH	Director	May 23, 2005
Herbert Granath
/s/ DAVID E. HALL	Director	May 23, 2005
David E. Hall
/s/ DONALD J. HALL, JR.	Director	May 23, 2005
Donald J. Hall, Jr.
/s/ ROBERT A. HALMI, JR.	Director	May 23, 2005
Robert A. Halmi, Jr.

/s/ IRVINE O. HOCKADAY, JR.	Director	May 23, 2005
Irvine O. Hockaday, Jr.
/s/ ANIL JAGTIANI	Director	May 23, 2005
Anil Jagtiani
/s/ PETER A. LUND	Director	May 23, 2005
Peter A. Lund
/s/ JOHN P. MASCOTTE	Director	May 23, 2005
John P. Mascotte
/s/ DEANNE R. STEDEM	Director	May 23, 2005
Deanne R. Stedem

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, Crown Media Holdings, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective July 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 23, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

Denver, Colorado
May 23, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” (Item 9A.b), that Crown Media Holdings, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Media Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

•       The Company’s controls to assess and apply generally accepted accounting principles regarding the accounting for non-routine and complex transactions did not operate effectively due to insufficient levels of appropriately qualified personnel and the ineffective management review of accounting for such transactions. As a result of this internal control deficiency, the Company overstated certain international assets and understated impairment expense for those assets; overstated the write-off of certain programming license fees and overstated the programming license fee payable; and

understated the write-off of deferred financing fees and overstated other assets as of and for the year ended December 31, 2004. This deficiency resulted in material misstatements to the annual and interim periods, which were corrected by management prior to the issuance of the Company’s consolidated financial statements.

•       The Company’s controls to assess and review key assumptions, spreadsheet formulas and valuation methodologies in the library valuation and related impairment analysis were not adequately designed, nor did they operate effectively. As a result of this internal control deficiency, the Company overstated the film library asset and understated the film library impairment as of and for the year ended December 31, 2004. This deficiency resulted in a material misstatement to the annual and interim periods, which was corrected by management prior to the issuance of the Company’s consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004 and the related financial statement schedule. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements and related financial statement schedule, and this report does not affect our report dated May 23, 2005, which expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

In our opinion, management’s assessment that Crown Media Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Crown Media Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP
Denver, Colorado
May 23, 2005

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	As of December 31,
	2003	2004
ASSETS
Cash and cash equivalents	$4,306	$12,102
Accounts receivable, less allowance for doubtful accounts of $6,703 and $6,695, respectively	61,942	75,459
Program license fees—affiliates	27,127	40,048
Program license fees—non-affiliates	65,571	78,823
Subtitling and dubbing, net	2,827	1,143
Receivable from affiliate	12,083	16,644
Prepaid and other assets	15,143	13,887
Total current assets	188,999	238,106
Accounts receivable	5,891	6,798
Program license fees—affiliates	47,748	59,987
Program license fees—non-affiliates	106,047	135,372
Subtitling and dubbing	2,020	1,583
Film assets, net	750,737	599,013
Subscriber acquisition fees, net	113,196	120,013
Property and equipment, net	29,235	32,829
Goodwill	314,033	314,033
Prepaid and other assets	7,841	5,034
Total assets	$1,565,747	$1,512,768

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except par value and number of shares)

	As of December 31,
	2003	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$32,548	$40,228
Accrued restricted stock units	5,906	13,649
Subscriber acquisition fees payable	9,119	35,223
License fees payable to affiliates	30,671	—
License fees payable to non-affiliates	87,720	79,815
Payables to affiliates	7,827	13,512
Interest payable to HC Crown	2,655	—
Interest payable	510	479
Capital lease obligations	1,559	2,276
Deferred revenue	2,163	612
Total current liabilities	180,678	185,794
Accrued liabilities	18,906	21,617
Subscriber acquisition fees payable	1,500	678
License fees payable to affiliates	60,229	151,980
License fees payable to non-affiliates	82,090	111,761
Line of credit and interest payable to HC Crown	75,000	81,067
Payable to Hallmark Entertainment affiliates	100,000	100,000
Senior unsecured note to HC Crown, including accrued interest	417,083	460,930
Credit facility	300,000	310,000
Capital lease obligations	7,731	22,817
Company obligated mandatorily redeemable preferred interest	9,079	11,488
Total liabilities	1,252,296	1,458,132
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 73,863,037 shares issued and outstanding as of December 31, 2003 and 2004	739	739
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2003 and 2004	307	307
Paid-in capital	1,308,880	1,365,450
Accumulated other comprehensive income	2,013	3,434
Accumulated deficit	(998,488)	(1,315,294)
Total stockholders’ equity	313,451	54,636
Total liabilities and stockholders’ equity	$1,565,747	$1,512,768

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years Ended December 31,
	2002	2003	2004
Revenue:
Subscriber fees	$67,913	$68,901	$82,140
Advertising	64,045	96,696	127,268
Advertising by Hallmark Cards	5,021	1,397	1,846
Film asset license fees	23,950	40,431	29,348
Other revenue	80	99	685
Total revenue, net	161,009	207,524	241,287
Cost of Services:
Programming costs
Affiliates	67,689	39,369	52,137
Non-affiliates	70,314	69,305	85,085
Amortization of film assets	27,035	40,168	47,197
Impairment of film assets and technical equipment	—	—	117,891
Subscriber acquisition fee amortization expense	44,220	25,268	26,939
Amortization of capital leases	4,742	4,742	4,825
Operating costs	60,877	43,290	44,412
Total cost of services	274,877	222,142	378,486
Selling, general and administrative expense	60,223	61,699	78,003
Marketing expense	48,946	24,436	23,865
Reorganization expense (recovery)	28,801	(1,757)	(483)
Depreciation and amortization expense	11,026	10,066	9,001
Loss from operations	(262,864)	(109,062)	(247,585)
Loss on early extinguishment of debt	—	(39,812)	—
Guaranteed preferred beneficial interest accretion	(25,508)	(23,218)	—
Interest expense	(22,603)	(46,868)	(66,933)
Loss before income taxes	(310,975)	(218,960)	(314,518)
Income tax provision	(2,054)	(3,189)	(2,288)
Loss before cumulative effect of change in accounting principle	(313,029)	(222,149)	(316,806)
Cumulative effect of change in accounting principle	—	17,000	—
Net loss	$(313,029)	$(205,149)	$(316,806)
Other comprehensive income (loss):
Gain on fair value of derivative asset	204	—	—
Foreign currency translation adjustment	1,063	1,366	1,421
Comprehensive loss	$(311,762)	$(203,783)	$(315,385)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,306	104,484	104,533
Loss per share before cumulative effect of change in accounting principle, basic and diluted	$(3.00)	$(2.12)	$(3.03)
Cumulative effect of change in accounting principle, basic and diluted	—	0.16	—
Net loss per share, basic and diluted	$(3.00)	$(1.96)	$(3.03)

The accompanying notes are an integral part of these consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2001	73,488	$735	30,670	$307	$1,256,754	$(620)	$(480,310)	$776,866
Issuance of stock for exercise of options	183	2	—	—	1,627	—	—	1,629
Issuance of stock for payment of debt issuance costs	124	1	—	—	843	—	—	844
Stock-based compensation	—	—	—	—	18	—	—	18
Foreign currency translation adjustment	—	—	—	—	—	1,063	—	1,063
Gain on fair value of derivative	—	—	—	—	—	204	—	204
Net loss	—	—	—	—	—	—	(313,029)	(313,029)
Balances, December 31, 2002	73,795	738	30,670	307	1,259,242	647	(793,339)	467,595
Issuance of stock for payment of debt issuance costs	68	1	—	—	282	—	—	283
Stock-based compensation	—	—	—	—	6	—	—	6
Foreign currency translation adjustment	—	—	—	—	—	1,366	—	1,366
Contributions under affiliate tax sharing agreement	—	—	—	—	49,350	—	—	49,350
Net loss	—	—	—	—	—	—	(205,149)	(205,149)
Balances, December 31, 2003	73,863	739	30,670	307	1,308,880	2,013	(998,488)	313,451
Stock-based compensation	—	—	—	—	5	—	—	5
Foreign currency translation adjustment	—	—	—	—	—	1,421	—	1,421
Contributions under affiliate tax sharing agreement	—	—	—	—	56,565	—	—	56,565
Net loss	—	—	—	—	—	—	(316,806)	(316,806)
Balances, December 31, 2004	73,863	$739	30,670	$307	$1,365,450	$3,434	$(1,315,294)	$54,636

The accompanying notes are an integral part of these consolidated statements of stockholders’ equity.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(313,029)	$(205,149)	$(316,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,317	198,460	243,385
Accretion on guaranteed preferred beneficial interest	37,240	22,018	—
(Gain) loss on change in fair value of derivative asset and liability	(11,274)	1,200	—
Accretion on convertible debt	8,821	10,554	—
Accretion on company obligated mandatorily redeemable preferred interest	—	1,079	2,409
Provision for allowance for doubtful accounts	4,083	499	1,297
Cumulative effect of change in accounting principle	—	(17,000)	—
Impairment of film assets and technical equipment	—	—	117,891
Loss on early extinguishment of debt	—	39,812	—
Loss (gain) on sale of property and equipment	1,168	(47)	(125)
Stock-based compensation	18	5,912	11,488
Changes in operating assets and liabilities:
Increase in accounts receivable	(26,861)	(20,772)	(15,469)
Additions to program license fees	(144,031)	(209,299)	(209,386)
Additions to subtitling and dubbing	(5,334)	(4,013)	(3,894)
Additions to subscriber acquisition fees	(52,036)	(5,292)	(45,070)
Increase in prepaid and other assets	(2,040)	(9,095)	(2,549)
Increase in accounts payable and accrued liabilities	74,746	50,736	30,252
Increase (decrease) in interest payable	(3,388)	15,379	47,217
Increase (decrease) in subscriber acquisition fees payable	20,272	(38,562)	25,908
Increase in license fees payable to affiliates	8,581	17,347	61,080
Increase (decrease) in payables to affiliates	1,557	(10,504)	(1,651)
Increase (decrease) in deferred revenues	(717)	1,563	(1,551)
Net cash used in operating activities	(169,907)	(155,174)	(55,574)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,240)	(4,784)	(1,901)
Proceeds from disposition of property and equipment	116	88	212
Net cash used in investing activities	(4,124)	(4,696)	(1,689)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	1,629	—	—
Proceeds from tax sharing agreement with Hallmark Cards	—	49,350	56,565
Borrowings under the HC Crown demand note payable	5,000	70,000	—
Borrowings under the HC Crown senior unsecured note payable	—	400,000	—
Borrowings under the credit facility	168,458	56,250	15,000
Payments on the credit facility	(110,589)	(76,250)	(5,000)
Repurchase of trust preferred securities	—	(326,674)	—
Decrease in cash in escrow	111,625	—	—
Distribution to holders of guaranteed preferred beneficial interests	(14,730)	(7,406)	—
Principal payments on capital lease obligations	(1,318)	(1,434)	(1,559)
Net cash provided by financing activities	160,075	163,836	65,006
Effect of exchange rate changes on cash	432	5	53
Net (decrease) increase in cash and cash equivalents	(13,524)	3,971	7,796
Cash and cash equivalents, beginning of year	13,859	335	4,306
Cash and cash equivalents, end of year	$335	$4,306	$12,102
Supplemental disclosure of cash and non-cash activities:
Interest paid	$13,058	$14,119	$14,621
Interest paid on preferred securities	$17,778	$8,944	$—
Income taxes paid	$2,054	$3,189	$2,288
Asset acquired through capital lease obligation	$—	$—	$17,363
Issuance of Class A common stock for payment of HC Crown demand note payable commitment fee	$844	$283	$—
Change in fair value of derivative asset	$1,117	$—	$—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2003 and 2004

1.   Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its subsidiaries, owns and operates pay television channels (collectively the “Hallmark Channel” or the “channel”) dedicated to high quality, entertainment programming for adults and families, in the United States and, prior to the sale of its international business, in various countries throughout the world. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States LLC (“Crown Media United States”). Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), the National Interfaith Cable Coalition, Inc. (“NICC”), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”). The international operations of the Hallmark Channel were operated by Crown Media International LLC (“Crown Media International”) and, in the United Kingdom, by Crown Entertainment Limited (“Crown Entertainment”). Crown Media International commenced its operations outside the United States in 1995.

Sale of the International Business

On February 23, 2005, the Company announced that it had entered into a definitive agreement for the sale of its international business to a group of investors comprised of Providence Equity Partners, 3i and U.K. television executive David Elstein (collectively, the “investor group”). The transaction closed on April 26, 2005. The sale included the international versions of the Hallmark Channel distributed outside the United States, the international rights to over 580 titles in the Crown Media library, and the network broadcast facility based in Denver, Colorado. Substantially all of the employees of the international business as well as the broadcast facility are employed by the investor group. Other than in respect of or as contemplated by the agreements for these transactions, there are no material relationships between us and our affiliates, on the one hand, and the buyer and its affiliates, on the other hand.

Proceeds from the transaction were used by Crown Media to reduce outstanding indebtedness under its bank credit facility and to pay transaction fees, RSU settlement payments, and contract and severance for certain executives who were involved in the Company’s international business. The sale price for the transaction was $242.0 million, subject to purchase price adjustments relating to receivables acquired and working capital changes. Upon closing of the transaction, the Company received cash proceeds of approximately $209.3 million, which was net of approximately $12.7 million paid to the buyers for future services to be provided by the buyers under a services contract and the adjustment for the retention by the Company of approximately $20.0 million of certain accounts receivable not acquired by the buyers in the transaction. Within 45 days from the close of the transaction, the purchase price may be adjusted for certain minimum working capital considerations, absorption of the fair value of certain open film license windows estimated to be $4.0 million and the obligation of the Company to provide up to $4.0 million of future library sales of the international film assets. In addition, the Company agreed to pay the buyers over a specified number of years approximately $24.5 million to cover the fair value amount of certain obligations of the international business. The aforementioned purchase price and estimated fair values were used in the Company’s evaluations of impairment as discussed in note 3.

The agreement provided for the sale of the outstanding capital stock of the two operating subsidiaries of the Company’s international business, Crown Media International and Crown Entertainment, for $62.0 million, subject to adjustment for certain working capital changes. Another agreement provided for the sale of certain international rights to a library of theatrical films, made for television movies, specials, mini-series, series and other television programming for $180.0 million, subject to purchase price adjustments relating to receivables acquired and working capital changes. These purchase price adjustments to date have resulted in a reduction of net proceeds to the Company of $32.7 million, which includes the $20.0 million of certain receivables not acquired by the buyers in the transaction. The agreements also contain customary representations and warranties of the parties, indemnification and termination provisions.

Liquidity

As of December 31, 2004, the Company had $12.1 million in cash and cash equivalents on hand and $10.0 million available under its bank credit facility. As of December 31, 2004, the Company had borrowed $310.0 million under its bank credit facility, which has a maturity date of May 31, 2006. At April 30, 2005, after the international sale, the Company had outstanding borrowings under the bank credit facility of $115.0 million and $105.0 million available under the bank credit facility.

The Company’s principal sources of funds are currently cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its credit facility. On March 1, 2005, we entered into Amendment No. 8 to the agreement for our bank credit facility. This amendment extended the maturity date to May 31, 2006, as well as made a number of other significant changes to the bank credit facility including elimination of certain financial covenants, changes to and waivers of other financial covenants concerning 2004 and the future, and a reduction in the interest rates and commitment fees under the credit facility. Had the Company not obtained the waiver of the covenant package at December 31, 2004, the Company would not have satisfied certain covenants and, as such, been in default of its credit agreement.

In connection with the Company’s growth strategy, the Company expects to continue making investments in programming and distribution during 2005. If necessary, the Company may reduce some of this anticipated spending in 2005. The Company’s principal uses of funds during 2005 are expected to be payment of operating expenses, licensing of programming, subscriber acquisition fees, and interest under its bank credit facility.

The Company currently believes that cash on hand, remaining availability under its bank credit facility and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to fund the current level of operations and meet its liquidity needs through at least the maturity date of its credit facility. However, the Company’s management anticipates that it will either extend or refinance the credit facility prior to its maturity date. In addition, other financing alternatives could include the issuance of additional equity or debt securities. There can be no assurance that the credit facility can or will be extended or refinanced or that additional funding will be available, if at all, on terms acceptable to the Company. In addition, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in competition or other adverse operating conditions will impact the Company’s ability to achieve its projected operating results.

The Company will continue to monitor its operating expenses to identify areas where greater efficiencies can be attained that reduce its operating expenses relative to its revenue streams and plans, and, if needed, to reduce these expenses during the year to manage its cash needs.

2.   Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements include the consolidated accounts of Crown Media Holdings, including those of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as customer retention patterns, allowance for bad debts, useful lives of assets, ultimate revenue used in the film asset amortization calculations, asset valuations including cash flow projections, recoverability of assets, income taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from these estimates.

Film Assets and Film Library Impairment

The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 9.25 years from the date of acquisition. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated ultimate future revenues.

On a quarterly basis, the Company assesses whether events or circumstance have changed indicating that the fair value of a film is lower than its unamortized cost or carrying value. If the carrying value of any individual film assets exceeds its fair value, the film asset is written-down to its estimated fair value. A discounted cash flow model, based on management’s anticipated ultimate future revenue of the film, is used to estimate the fair value of the individual films. The Company considers the following factors, among others, in estimating ultimate future revenue for each film: (a) the film’s performance in historical markets, (b) the public’s perception of the film’s story, cast, director, or producer, (c) historical results of similar films, (d) historical results of the cast, director, or producer on prior films, and (e) running time of the film. In estimating a film’s fair value, the Company considers those cash outflows necessary to generate the film’s cash inflows such as exploitation, residual and participation costs and taxes.

The Company reviews its estimates of ultimate future revenues and participation costs as of each reporting date to reflect currently available information. Estimated ultimate future revenues are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment and estimation by management. Differences between expenses determined using the new estimates and any amounts previously expensed during that fiscal year are charged or credited to the income statement in the period in which the estimates are revised.

For use of the film assets on the Hallmark Channel, the Company estimates the fair value of the internal usage based upon the portion of the film’s ultimate revenues attributable to the term of the license window. The Company first calculates the amount of cost attributable to the internal use using the individual-film-forecast-computation method and then expenses such amounts as the Company exhibits or exploits the film ratably over the term of the license window.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, collection trends and current anticipated economic conditions in each country in which the Company derives its revenue. The Company’s bad debt expense was $4.1 million, $499,000, and $1.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Program License Fees

Program license fees are paid in connection with the acquisition of the rights to air programs acquired from others. Program rights are generally deferred and then amortized on a straight-line basis over their contractual license periods or anticipated usage. Crown Media Holdings evaluates the realizability of these costs compared to the estimated future revenues associated with the programming expenses.

Domestic estimates of net realizable value are determined using future estimated advertising revenues and anticipated patterns of programming usage on a day part basis as it pertains to programming licensed to the domestic channel. The international estimates of net realizable value are determined using historical and future estimates of advertising and subscriber revenues attributable to each territory. The estimates compute expected annual future estimated revenues and compares those estimated revenues to net book value of the program license fee assets to determine if the programming assets are realizable. Where the domestic and/or international analysis indicates the costs are in excess of the net realizable value, additional amortization is provided.

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

Subscriber Acquisition Fees

Subscriber acquisition fees are generally required to be paid to obtain carriage on domestic pay distributors. Under certain of these agreements with pay distributors, Crown Media United States is obligated to pay subscriber acquisition fees if defined subscriber levels are met or in order to obtain additional carriage of the Hallmark Channel by those pay distributors. Such costs are accrued when Crown Media United States receives notice from the distributors that they have met the contractual penetration percentage or subscriber count.

Subscriber acquisition fees are amortized over the contractual life of the distribution agreements (ranging from 4 to 9 years) as a reduction of subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically. It also assesses the recoverability when events such as changes in distributor relationships occur or other indicators suggest impairment.

Property and Equipment

Property and equipment are stated at historical cost. Equipment under capital leases are initially recorded at the present value of the minimum lease payments.

Depreciation on equipment is calculated using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in income. The costs of normal maintenance and repairs are charged to expense when incurred.

Long-Lived Assets

The Company reviews long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the asset’s carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. The Company determines fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

Goodwill is reviewed for impairment annually or whenever an event occurs or circumstances change that indicate fair value might be below carrying value. Goodwill is carried at historical cost if the estimated fair value is greater than the carrying amounts. However, if estimated fair value is less than the carrying amount, goodwill is reduced to estimated fair value through an impairment charge to the Company’s consolidated statements of operations.

Revenue Recognition

Subscriber revenue from pay television distributors is recognized as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services.

Advertising revenues are recognized as earned in the period in which the advertising is telecast. Revenue is recognized as commercial spots or long form programming are aired and as ratings guarantees to advertisers are achieved. Advertising revenues are recorded net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s broadcasting operations. Customers remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue.

Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising to be provided. The fair value is determined based upon amounts received in cash for similar advertisements from buyers unrelated to the other party in the barter transaction. When the revenue does not meet the requirements of Emerging Issues Task Force (“EITF”) No. 99-17, Accounting for Advertising Barter Transactions, no revenue is recognized. For the years ended December 31, 2002, 2003 and 2004, revenue from advertising barter transactions of $1.7 million, $105,000, and $855,000, respectively, were included as a component of advertising revenue and the corresponding barter amounts of $1.7 million, $105,000, and $908,000 were included in marketing expenses in the accompanying consolidated statements of operations.

Revenue from film asset licensing agreements is recognized in accordance with Statement of Position (“SOP”) 00-02, Accounting by Distributors or Producers of Films. Revenues are recognized when all of the following have occurred: an agreement is executed, the film is available for exhibition by the licensee, the license fee is fixed or reasonably determinable, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Revenue from film asset licensing agreements containing multiple film titles is allocated among the various film titles based on their relative estimated fair values. Payments received from licensees prior to the availability of a film are recorded as deferred revenue. Fees payable with terms in excess of one year are discounted for revenue recognition purposes at the customer’s estimated incremental borrowing rate in accordance with Accounting Principles Board (“APB’) Opinion No. 21, Interest on Receivables and Payables.

Revenues from foreign sources for the years ended December 31, 2002, 2003 and 2004, represented 48%, 40% and 39%, respectively, of total revenue. The Company records revenue from customers in certain foreign territories only when the cash is received due to uncertainty regarding collection. For the years ended December 31, 2002, 2003 and 2004, $3.7 million, $4.0 million and $0.9 million, respectively, was invoiced, but not recorded as revenue.

Taxes on Income

Pursuant to the Tax Sharing Agreement entered into with Hallmark Cards in March 2003, the Company’s results of operations for tax purposes became a part of the Hallmark Cards consolidated federal tax return as of and subsequent to March 2003. The Company continues to account for income taxes on a separate return basis. Accordingly, the Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Any payments received from Hallmark Cards under the Tax Sharing Agreement are recorded as an increase in paid-in capital and any future utilization of deferred tax assets generated after March 2003 will be recorded as a reduction in paid-in capital, to the extent payments were previously received from Hallmark Cards for such benefits under the Tax Sharing Agreement.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the exercise price of the underlying stock options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. SFAS No. 148 requires certain additional disclosures of the estimated fair value of stock-based compensation. Such estimated fair value is determined through the use of the Black-Scholes option pricing model. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.

Had compensation expense for these plans been determined consistent with SFAS No. 123, Crown Media Holdings’ net loss and loss per share would have been increased to the following pro forma amounts for the years ended December 31, 2002, 2003 and 2004:

Pro Forma Effects
(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2003	2004
Net loss	$(313,029)	$(205,149)	$(316,806)
Pro forma stock options expense at estimated fair value	(12,346)	(6,500)	(2,644)
Stock plan expense included in net loss	18	6	5
Pro forma net loss	$(325,357)	$(211,643)	$(319,445)
Weighted average shares	104,306	104,484	104,533
Pro forma net loss per share, basic and diluted	$(3.12)	$(2.03)	$(3.06)

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and restricted stock units. Approximately 7.8 million, 1.6 million, and 1.4 million stock options for the years ended December 31, 2002, 2003, and 2004, respectively, have been excluded from the calculations of earnings per share because their effect would have been antidilutive. Additionally, 10.1 million contingent appreciation certificates issued in conjunction with the private placement of the trust preferred securities have also been excluded from the calculations of diluted earnings per share for the year ended December 31, 2002, as their effect would have been antidilutive.

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

Derivative Financial Instruments

The Company followed the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, for the purposes of accounting for the contingent appreciation certificates imbedded in the trust preferred securities. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting the cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is no longer designated as a hedging instrument. Accordingly, changes in the fair value of the contingent appreciation certificates included in the trust preferred securities were recognized immediately in earnings. The trust preferred securities were repurchased in August 2003 and the cost associated with the settlement of the contingent appreciation certificates has been included in the loss on early extinguishment of debt in the accompanying consolidated statements of operations.

Reclassifications

Certain reclassifications have been made to conform prior periods’ financial information to the current presentation.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, Crown Media Holdings elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Crown Media Holdings did not recognize compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS No. 123R allows measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R will be adopted by Crown Media Holdings using the modified prospective method beginning January 1, 2006.

3.   Impairment of Assets

In the third quarter of 2004, the Company reviewed each of its film asset titles for impairment as a result of the Company exploring the sale of its international operations and the international rights to its film library. The Company computed fair value of the international rights to each film using indications of fair value that became available during the quarter from an offer letter for the international operations including its international rights to the film library. The offer letter was for the international channel operations and the international rights to the film library. The Company bifurcated the carrying value of each film between its international and domestic licensing rights using the relative discounted cash flows for each film, internationally and domestically, assuming the continued operations of both the international and domestic channel. The estimated fair value of the international rights to the film library used in the impairment evaluation were based upon the offer letter received whereas the estimated fair value of the domestic rights was based upon the discounted cash flows attributable to estimated future third party sales and internal use at September 30, 2004. A non-cash impairment charge was recorded in the third quarter 2004 for each film where the estimated fair value was less than its carrying value at September 30, 2004. The resulting impairment charge of $57.9 million is included in impairment of film assets and technical equipment on the accompany statement of operations for the year ended December 31, 2004. No impairment was recorded on the international channel operations in the third quarter of 2004, as its estimated fair value exceeded its net book value.

During the fourth quarter of 2004, the Company received a revised offer letter for the international operations including the international rights to the film library at a considerably lower price. As in the third quarter of 2004, the Company completed the separate valuation of the international channel operations and the international rights to the film library (“the asset groups”). Based on these relative fair values, the Company allocated the offer price to the two asset groups. The amount allocated to the international film library asset group was further allocated to each film based upon their relative fair values, which required the Company to record a non-cash impairment charge totaling $53.1 million in the fourth quarter 2004 for each film where the estimated fair value was less than its carrying value. The resulting additional impairment charge of $53.1 million is included in impairment of film assets and technical equipment on the accompany statement of operations for the year ended December 31, 2004.

The amount allocated to the international channel operations indicated that the carrying value of the long-lived assets associated with the international channel operations was not recoverable. Based on this analysis, the Company determined that such assets were impaired at December 31, 2004, and recorded an impairment charge of $6.9 million. This amount was comprised of $5.3 million of property and equipment assets, $1.3 million of subtitling and dubbing assets, and $370,000 of certain other long-lived assets. In accordance with SFAS No. 144, the estimated fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $6.9 million in accumulated amortization and depreciation was eliminated against the cost of these impaired assets in connection with the accounting for these impairments and the impairment is included in impairment of film assets and technical equipment on the accompany statement of operations for the year ended December 31, 2004.

4.   Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31, 2003	As of December 31, 2004
	(In thousands)
Subscriber acquisition fees, at cost	$191,377	$236,447
Accumulated amortization	(78,181)	(116,434)
Subscriber acquisition fees, net	$113,196	$120,013

Of the net balance at December 31, 2004, the Company expects $35.5 million will be recognized as a reduction of subscriber fee revenue and $84.5 million will be recognized as subscriber acquisition fee expense in future periods. The Company expects to amortize the net balance at December 31, 2004, as follows:

Years Ended December 31,	(in thousands)
2005	$45,177
2006	36,723
2007	35,271
2008	987
2009	928
2010	927
Total amortization	$120,013

As of December 31, 2003 and 2004, the consolidated balance sheets also reflect subscriber acquisition fees payable of $10.6 million and $35.9 million, respectively. For the years ended December 31, 2002, 2003 and 2004, Crown Media United States made cash payments of $31.7 million, $44.3 million, and $19.2 million, respectively, relating to current subscriber acquisition fee obligations.

5.   Film Assets

Amortization expense for the film assets was $27.0 million, $40.2 million and $47.2 for the years ended December 31, 2002, 2003, and 2004, respectively. The Company recorded an impairment charge of $111.0 million for the year ended December 31, 2004. The Company expects to amortize $50.0 million to $70.0 million of film assets during the year ending December 31, 2005.

The following table summarized the carrying amounts of the film assets as of December 31, 2003 and 2004. As mentioned in note 3, the Company bifurcated the cost of the film assets between the international and domestic licensing rights during 2004.

	As of December 31, 2003	As of December 31, 2004
	(In thousands)
Film assets	$810,928	$810,928
Residual assets	9,129	14,936
Accumulated amortization and impairment	(69,320)	(226,851)
Film assets, net	$750,737	$599,013

6.   Program License Fees

Program license fees are comprised of the following:

	As of December 31,
	2003	2004
	(In thousands)
Program license fees—Hallmark Entertainment Distribution	$112,069	$144,848
Program license fees—NICC	1,885	2,448
Program license fees—other affiliates	5,906	5,906
Program license fees—non-affiliates	242,329	329,021
Program license fees, at cost	362,189	482,223
Accumulated amortization	(115,696)	(167,993)
Program license fees, net	$246,493	$314,230

Programming costs for the years ended December 31, 2002, 2003, and 2004 were $138.0 million, $108.7 million, and $137.2 million, respectively. Amortization of program license fees, included as a component of programming cost in the accompanying consolidated statements of operations, was $133.7 million, $108.4 million and $137.2 million, respectively, for the years ended December 31, 2002, 2003 and 2004. Amortization expense for subtitling and dubbing costs was $8.4 million, $3.5 million, and $5.1 million for the years ended December 31, 2002, 2003, and 2004, respectively, which has been included in operating costs in the accompanying consolidated statements of operations.

During the years ending December 31, 2002, 2003 and 2004, certain program license fees were written-down to their net realizable values, resulting in additional costs of $48.1 million, $7.4 million, and $6.2 million, respectively, which have been included as a component of programming cost in the accompanying consolidated statements of operations.

At December 31, 2003 and 2004, $4.9 million and $7.7 million of program license fees were included in prepaid and other assets on the accompanying consolidated balance sheets as the Company made payment, but the airing windows had not commenced.

License fees payable are comprised of the following:

	As of December 31,
	2003	2004
	(In thousands)
License fees payable—Hallmark Entertainment Distribution	$90,609	$151,980
License fees payable—NICC	291	—
License fees payable—non-affiliates	169,810	191,576
Total license fees payable	260,710	343,556
Less current maturities	(118,391)	(79,815)
Long-term license fees payable	$142,319	$263,741

7.   Property and Equipment

Property and equipment are comprised of the following:

	As of December 31,		Depreciable Life
	2003	2004	(In years)
	(In thousands)
Technical equipment and computers	$40,927	$38,947	3-5
Leased assets	13,252	30,615	8-15
Furniture, fixtures and equipment	2,182	2,078	5
Leasehold improvements	11,369	10,402	3-7
Construction-in-progress	812	161
Property and equipment, at cost	68,542	82,203
Accumulated depreciation	(39,307)	(49,374)
Property and equipment, net	$29,235	$32,829

Depreciation expense related to property and equipment was $11.3 million, $11.2 million, and $10.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Software and other intangible assets of $4.6 million and $3.2 million as of December 31, 2003 and 2004, respectively, have been included in prepaid and other assets in the accompanying consolidated balance sheets.

8.   Reorganization

In October 2002, the Company began reorganizing its operations in order to concentrate its efforts on the Hallmark Channel in the U.S. and in its more successful international markets. The Company completed decentralizing many oversight and non-technical support functions formerly located in the Company’s U.S.-based offices and transferred those responsibilities to regional staff. In Latin America, the Company entered into an agreement with a local distribution partner, Pramer S.C.A., who was made responsible for the day-to-day operations of the Hallmark Channel in this region. At the completion of the reorganization in April 2003, the Company’s workforce was reduced by approximately 30% or 130 positions.

The Company recorded a reorganization charge of $28.8 million during the fourth quarter of 2002. This charge was comprised of a charge of $5.5 million for severance costs and charges of $23.3 million related to exit costs for satellite, transponder and facility leases.

The following table displays the activity and balances of the reorganization accrual account from October 7, 2002, to December 31, 2004, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

	Severance	Facilities	Satellite and Transponder	Total
	(In thousands)
Balance at October 7, 2002	$5,492	$1,651	$21,658	$28,801
Deductions due to payments	(2,097)	—	(545)	(2,642)
Balance at December 31, 2002	3,395	1,651	21,113	26,159
Additions due to accretion	—	61	692	753
Additions due to adjustments to estimates	—	—	1,194	1,194
Deductions due to settlement of contract	—	—	(2,951)	(2,951)
Deductions due to payments	(3,391)	(189)	(6,537)	(10,117)
Balance at December 31, 2003	4	1,523	13,511	15,038
Additions due to accretion	—	—	52	52
Deductions due to adjustments to estimates, net	(4)	(126)	(353)	(483)
Deductions due to payments	—	(337)	(3,550)	(3,887)
Balance at December 31, 2004	$—	$1,060	$9,660	$10,720

	As of December 31,
	2003	2004
	(In thousands)
Accrued reorganization	$15,038	$10,720
Less current accrued reorganization	(4,215)	(2,379)
Long-term accrued reorganization	$10,823	$8,341

9.   Leases

Crown Media International and Crown Media United States lease uplink and certain transponder space under long-term lease agreements that are accounted for as capital leases in accordance with SFAS No. 13, Accounting for Leases. Crown Media Holdings leases transponders, office facilities and various office equipment under operating leases that are generally non-cancelable. These leases expire at various dates through January 2019, and some contain escalation clauses and renewal options. Future minimum lease payments under the agreements at December 31, 2004 are as follows:

Years Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2005	$4,550	$13,138
2006	4,460	10,183
2007	4,460	9,259
2008	4,460	7,205
2009	2,160	4,580
Thereafter	21,510	3,931
Total minimum lease payments	41,600	$48,296
Less amount representing interest (at implicit rates ranging from 8.5% to 9.375%)	(16,507)
Present value of net minimum lease payments	25,093
Less current maturities	(2,276)
Long term obligation	$22,817

Of the future minimum operating lease payments above, $1.1 million and $9.7 million of facilities and transponders, respectively, have been included in the Company’s reorganization accrual balance as of December 31, 2004. Rent expense under these agreements was $19.7 million, $21.3 million, and $16.0 million, respectively, for the years ended December 31, 2002, 2003, and 2004. Additionally, in 2003 and 2004, the Company subleased portions of its Greenwood Village corporate and administrative office space. Amounts received under these sublease agreements are offset against rent expense. Amortization of assets held under capital leases is included with depreciation expense in the accompanying statements of operations.

10.   Credit Facility

The Company has a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks extended to the Company a secured credit facility of up to $320.0 million. The Company and the lending banks entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment as of March 1, 2005. The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. At December 31, 2004, the bank credit facility encompassed a term loan of $100.0 million and a revolving line of credit of $220.0 million, inclusive of up to $20.0 million of letters of credit available to be issued at the Company’s request. Upon the consummation of sale of the international business on April 26, 2005, the Company repaid the term loan portion of the credit facility in the amount of $100.0 million, and the credit facility now consists of a revolving line of credit of $220.0 million, which includes up to $20.0 million of letters of credit. In addition, following such closing, any borrowings by the Company of amounts in excess of the $180.0 million under the revolving line of credit requires the concurrence of Hallmark Cards.

Each loan under the bank credit facility bears interest at a Eurodollar rate or an alternate base rate as the Company may request at the time of borrowing in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rates change. The Company is required to pay a commitment fee of 0.2% per annum (0.5% prior to March 1, 2005) of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments.

As of March 1, 2005, we entered into Amendment No. 8 to the agreement for our bank credit facility. This amendment extended the maturity date to May 31, 2006, as well as made a number of other significant changes to the bank credit facility including elimination of certain financial covenants, changes to and waivers of financial covenants concerning 2004 and the future, and a reduction in the interest rates and commitment fees under the credit facility. Had the Company not obtained the waiver of the covenant package at September 30, 2004, and December 31, 2004, the Company would not have satisfied certain covenants and, as such, been in default of its credit agreement.

Several changes to financial covenants in the Amendment No. 7 to the bank credit facility were not effective until the Foreign Asset Sale Effective Date. The Foreign Asset Sale Effective Date did not occur in 2004, which was one of the reasons that the Company needed waivers of its compliance with certain financial covenants in its bank credit facility. Amendment No. 8 waived the Company’s non-compliance with the following financial covenants: (1) capital expenditures in 2004; (2) cash program acquisition guarantees in 2004; (3) trailing 12-month EBITDA for the quarter ended December 31, 2004; (4) cash payments to television distributors for subscribers in 2004; (5) net worth at December 31, 2004; (6) leverage ratio for the quarter ended December 31, 2004; and (7) interest coverage ratio for the 2004 year. Amendment No. 8 also deleted the net worth covenant; amended the limit on the Company’s cash program guarantees in 2005; amended the quarterly EBITDA requirements for the remainder of the loan term; and amended the limit of cash payments to television distributors for subscribers, the minimum number of subscribers and the minimum gross subscriber revenue. Further, pursuant to Amendment No. 8, the limitation on Restricted Payments was amended to allow us to make certain payments to Hallmark Cards or its affiliates as described above.

At December 31, 2004, Crown Media Holdings had outstanding borrowings of $310.0 million under the credit facility and there were no letters of credit outstanding. At December 31, 2004, $310.0 million of the outstanding balance bore interest at the Eurodollar rate (5.42% at December 31, 2004) and $0 bore interest at the JP Morgan Chase Bank prime rate. Interest expense on borrowings under the credit facility for the years ended December 31, 2002, 2003 and 2004, was $11.7 million, $12.8 million, and $13.9 million, respectively.

11.   Private Placement

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

	Initial Fair Value Allocation	As of December 31, 2002
	(In thousands)
Convertible debt
Value of contingent appreciation certificates	$93,682
Value of embedded derivative	(50,212)
Total carrying amount of convertible debt(a)(b)	$43,470	$47,916
Derivative liability(c)	$12,083	$762
Allocable offering costs included in debt issuance costs(d)	$(2,444)	$(2,020)
Guaranteed preferred beneficial interest in Crown Media Trust’s debentures	$209,447	$245,241
Distribution to holders of guaranteed preferred beneficial interest in Crown Media Trust’s debentures	—	(14,730)
Allocable offering costs(e)	(11,771)	(8,960)
Total carrying value of guaranteed preferred beneficial interest(b)(f)	$197,676	$221,551
Net proceeds allocated to securities sold	$250,785
Gross proceeds from private placement	$265,000
Offering costs	(14,215)
Net proceeds allocated to securities sold	$250,785

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

The following table summarizes the transaction as of August 5, 2003.

(In thousands)
Convertible debt	$54,408
Guaranteed preferred beneficial interest in Crown Media Trust’s debentures	236,162
Unaccreted offering costs	8,064
Carrying value of trust preferred securities at August 5, 2003	298,634
Balance of unamortized debt issuance cost assets	(9,664)
Accrued transaction expenses	(1,635)
Gain on settlement of net derivative liability	1,962
Less: Cash paid to private placement holders	(329,109)
Loss on early extinguishment of trust preferred securities	$(39,812)

12.   Related Party Long-Term Obligations

Hallmark Letter of Credit

Pursuant to Amendment No. 8 to the bank credit facility, Hallmark Cards has provided an irrevocable letter of credit issued to JP Morgan Chase Bank by Citibank, N.A. in the amount of $320.0 million, as credit support for our obligations under the Company’s credit facility (the “credit facility”). The support letter of credit was reduced to $220.0 million upon the consummation of the sale of the Company’s international business and the reduction of the aggregate outstanding credit exposure of its lenders to $220.0 million. Drawdowns under the letter of credit may be made for amounts due and payable under the credit facility and upon the occurrence of certain other events. Any proceeds received by JP Morgan Chase Bank from drawing under this support letter of credit will not be applied to repay the Company’s obligations, but will be used to purchase on the part of Hallmark Cards from the bank lenders subordinated participations in our obligations under its bank credit facility, junior in payment to the bank lenders under the bank credit facility. The support letter of credit automatically expires on May 31, 2006. The Company pays to Hallmark Cards, as compensation for the support letter of credit, the amounts resulting from the 2% reduction in the interest rate and the 0.3% reduction in the commitment fee payable by the Company under the bank credit facility as provided in Amendment No. 8.

Senior Unsecured Note

In August 2003, the Company issued a senior unsecured note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

The senior unsecured note payable to HC Crown does not require cash payments until August 2007. Instead, the principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007. From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the senior unsecured note to HC Crown. The note matures on August 5, 2011, and is pre-payable by Crown Media Holdings at any time after August 5, 2004, without penalty. At December 31, 2003 and 2004, $417.1 million and $460.9 million, respectively, of principal and accreted interest were included in the senior unsecured note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company’s stock, investments in other parties and the incurrence of liens on the Company’s assets. As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Line of Credit Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown maturing on the earlier of six months from the termination of the credit facility or December 21, 2007. This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent, payable quarterly. At both December 31, 2003 and 2004, borrowings under the note were $75.0 million. Accrued interest on the note of $2.7 million, is included in interest payable to HC Crown and $6.1 million is included in line of credit and interest payable to HC Crown as of December 31, 2003 and 2004, respectively on the accompanying consolidated balance sheets.

Related Party Long-Term Obligations

The aggregate maturies of related party long-term debt for each of the five years subsequent to December 31, 2004 are as follows:

	Payments Due by Period
	Total	2005	2006	2007	2011
	(In thousands)
Line of credit and interest payable at 5.02% to HC Crown, with principal due December 21, 2007	$81,067	$—	$6,067	$75,000	$—
10.25% Senior unsecured note to HC Crown, including accrued interest, due August 5, 2011	596,634	—	—	—	596,634
Payable to Hallmark Entertainment affiliates due May 31, 2006	100,000	—	100,000	—	—
	$777,701	$—	$106,067	$75,000	$596,634

Hallmark Obligations

In connection with Amendment No. 8, by a letter dated February 28, 2005, Hallmark Cards confirmed to the Company that neither Hallmark Cards nor any of its wholly-owned subsidiaries would demand payment from the Company on any of the following obligations until May 31, 2006, at the earliest:

•       $75.0 million note payable to HC Crown plus accrued interest thereon from time to time

•       $400.0 million note payable to HC Crown plus accrued interest thereon from time to time

•       $100.0 million payables to Hallmark Entertainment Holdings incurred in conjunction with the film library transaction in 2001

•       $156.0 million of license fees payable to Hallmark Entertainment Distribution Company.

Furthermore, the Company does not intend to repay the aforementioned liabilities within the next 12 months. Therefore, the Company has classified these liabilities as non-current liabilities on the accompanying consolidated balance sheet.

13.   Related Party Transactions

Tax Sharing Agreement

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “Tax Sharing Agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from past tax losses and will benefit from future federal tax losses, which may be generated by Crown Media Holdings. Based on the Tax Sharing Agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized or realizable by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer. Under the Tax Sharing Agreement, at Hallmark Cards’ option, the non-interest bearing balance of the 25% in federal tax benefits may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. As of December 31, 2004, Hallmark Cards has not exercised this option.

The Company received $49.4 million and $56.6 million under the Tax Sharing Agreement during 2003 and 2004, respectively. These receipts have been recorded as an addition to paid-in capital in the accompanying consolidated statements of stockholders’ equity.

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

Costs Incurred on Crown Media Holdings’ Behalf

Since inception, Hallmark Entertainment has at times paid certain costs on behalf of Crown Media Holdings. For the years ended December 31, 2002, 2003, and 2004, $1.4 million, $430,000, and $3.8 million, respectively, represented the change in the intercompany balance with Hallmark Entertainment. Non-interest bearing unreimbursed costs of $670,000 and $4.5 million are included in payable to affiliates in the accompanying consolidated balance sheets as of December 31, 2003 and 2004, respectively.

Services Agreement with Hallmark Cards

Crown Media Holdings entered into an Intercompany Services Agreement with Hallmark Cards, effective January 1, 2003, under which Hallmark Cards agreed for a term of three years to provide Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services. Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. For the year ended December 31, 2002, Crown Media Holdings had accrued $500,000 under the agreement. For each of the years ended December 31, 2003 and 2004, Crown Media Holdings had accrued $515,000 under the agreement. Additionally, Hallmark Cards made a payment on Crown Media Holdings’ behalf for certain expenses in the amount of $500,000 during first quarter 2002. At December 31, 2003 and 2004 non-interest bearing unpaid accrued service fees and unreimbursed expenses of $6.8 million and $8.6 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets.

Film Asset Services Agreement with Hallmark Entertainment

The Company entered into a film asset services agreement with Hallmark Entertainment, under which Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. The services agreement expires on December 31, 2006, subject to cancellation by either party after the first or second year. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. Crown Media Holdings paid $1.9 million to Hallmark Entertainment for these services in April 2002 and $1.5 million during 2003 and 2004. At both December 31, 2003 and 2004, non-interest bearing unpaid accrued service fees of $375,000 were included in payable to affiliates in the accompanying consolidated balance sheets.

Trademark Agreement with Hallmark Cards

Crown Media United States has trademark license agreement with Hallmark Licensing, Inc. for use of the “Hallmark” mark for the versions of the Hallmark Channel distributed in the United States and for the Hallmark Movie Channel. Crown Media International and Crown Entertainment had trademark license agreements with Hallmark Cards for use of the “Hallmark” mark for the version of the Hallmark Channel distributed internationally. The trademark license agreements for the United States Hallmark Channel and the Movie Channel expire on September 1, 2005. The Company is not required to pay any fees under the trademark license agreements.

Program License Agreements with Hallmark Entertainment Distribution

Crown Media United States licenses programming for distribution in the United States from Hallmark Entertainment Distribution under a separate program license agreement, dated January 1, 2001. Under this program license agreement, Crown Media United States licenses programs owned or controlled by Hallmark Entertainment Distribution, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution for Crown Media United States. The program agreement has a term of five years and is automatically renewable for additional three-year periods, subject to rate adjustments, so long as Hallmark Entertainment Distribution or its affiliates, owns an interest of 35% or more of Crown Media Holdings. If, at any time, Hallmark Entertainment Distribution ceases to own a 35% interest in Crown Media Holdings, and if, at that time, the remaining term of the program agreement is less than two years, then the remaining term of the program agreement will be extended to the date two years after the date on which Hallmark Entertainment Distribution ceased to own a 35% interest in Crown Media Holdings.

Crown Media International had a program license agreement with Hallmark Entertainment Distribution dated January 1, 2001. The agreement would have expired on December 31, 2005, subject to a renewal through December 31, 2010. Under the terms of the agreement, Crown Media International had the exclusive right to exhibit Hallmark Entertainment Distribution produced programming in the territories in which Crown Media International operated during three 18-month windows. Crown Media International also had the exclusive right to exhibit programming in markets where it did not currently operate, if it elected to distribute the channel in those markets, subject to any agreement between Hallmark Entertainment Distribution and a third party existing at the time Crown Media International launches the channel in those markets. In addition, under the agreement, Hallmark Entertainment Distribution was generally obligated to sell to Crown Media International all of the programming it produces and Crown Media International was obligated to purchase up to 50 programs produced per year during the term of the agreement.

If Crown Media United States sub-licenses, or Crown Media International had sub-licensed, any licensed program to a third party, they must equally share with Hallmark Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Company. The Company did not sub-license any licensed program to a third party during 2003. The Company sub-licensed $3.0 million and $1.7 million during the years ended December 31, 2002 and 2004, respectively, which resulted in $749,000 and $330,000, respectively, owed to Hallmark Entertainment Distribution. Amounts due to Hallmark Entertainment Distribution as a result of these sub-licensing agreements have been included in license fees payable to affiliates in the accompanying consolidated balance sheets as noted below.

Programming costs related to the Hallmark program agreements were $47.3 million, $27.1 million, and $39.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. As of December 31, 2003 and 2004, $90.6 million and $152.0 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. The Company obtained a letter from Hallmark Cards whereas Hallmark Cards or its subsidiaries will not demand payment of these license fees payable prior to May 31, 2006. Crown Media Holdings paid Hallmark Entertainment Distribution $25.0 million, $30.0 million and $5.0 million for license fees in 2002, 2003 and 2004, respectively.

14.   Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

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

Under the company agreement, Crown Media United States may be required to make certain payments in regards to programming provisions to the National Interfaith Cable Coalition (“NICC”). Specifically, Crown Media United States may be required to pay license fees to NICC or fund production costs consisting of: (i) a total of $5.3 million per year, with consumer price index escalations, for two recurring programming blocks produced by NICC; (ii) up to $10 million per year for an additional recurring “signature” series program block co-produced by NICC and Crown Media United States; (iii) up to $600,000 per “non-dramatic” holiday special produced by NICC; and (iv) up to $1.0 million per “dramatic” holiday special co-produced by NICC and Hallmark Entertainment. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of this programming and funding commitment. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to repurchase all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels.

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

During the year ended December 31, 2003 and 2004, Crown Media United States paid NICC $10.2 million and $12.3 million, respectively, related to the company agreement as amended.

15.   Stockholders’ Equity

The Company’s authorized capital stock current consists of 200,000,000 shares of Class A common stock and 120,000,000 shares of Class B common stock, all at $0.01 par value per share.

Hallmark Entertainment Investment Company controls all of the Company’s outstanding shares of Class B common stock, which, together with the shares of Class A common stock it owns, represents approximately 95.8% as of December 31, 2004, of the voting power on all matters submitted to the Company’s stockholders. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Shares of Class B common stock are generally automatically convertible into Class A common stock upon sale or other transfer by the selling stockholder. In addition, the Class B common stockholder is entitled to 10 votes per share as compared to one vote per share of Class A common stock. With the exception of the voting and conversion rights, shares of Class A common stock and shares of Class B common stock are identical.

The Company has not paid any cash dividends on its common stock since inception. The Company anticipates that it will retain all of its earnings, if any, in the foreseeable future to finance the continued growth and expansion of its business, and the Company has no current intention to pay cash dividends. The Company’s bank credit facility also prohibits its declaring or paying any cash dividends.

16.   Income Taxes

Crown Media Holdings accounts for income taxes using the asset and liability method. Under this method, Crown Media Holdings recognizes deferred tax assets and liabilities for future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards. Hallmark Cards benefits from tax losses generated after that date. Hallmark Cards will pay Crown Media Holdings for the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under this federal tax sharing agreement, at Hallmark Cards’ option, this non-interest bearing 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. From May 9, 2000 through March 10, 2003, Crown Media Holdings was not included in the consolidated federal income tax return of Hallmark Cards. Consequently, there was no tax sharing agreement covering federal taxes during that period.

Hallmark Cards expects to use approximately $264.7 million of the Company’s 2004 tax losses and has used approximately $522.6 million (including the $264.7 million generated in 2004) of Crown Media Holdings tax losses since entering into the tax sharing agreement. Pursuant to the tax sharing agreement, the Company received $49.4 million and $56.6 million under the tax sharing agreement during 2003 and 2004, respectively. These receipts have been recorded as an addition to paid-in capital. The Company has recorded a deferred tax asset of $103.2 million related to the taxable loss generated during the year ended December 31, 2004, which has been included in the net operating loss component of deferred tax assets in the table below. The Company has recorded a deferred tax asset of $203.8 million related to the cumulative losses generated while the Company has been party to the tax sharing agreement. The entire amount of the Company’s deferred tax asset resulting from net operating losses generated while a party to the tax sharing agreement has been offset with a valuation allowance. The Company may ultimately reverse the valuation allowance and record a tax benefit if it is determined, more likely than not, that the Company could realize the tax benefit if it were treated as a stand-alone taxpayer. Realization of deferred tax assets previously utilized by Hallmark Cards would result in a charge to paid-in capital for the amount received under the tax sharing agreement.

Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark or Hallmark Entertainment. Consequently, Hallmark Entertainment and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Entertainment and Crown Media Holdings file consolidated, combined or unitary state tax returns. Crown Media Holdings makes tax-sharing payments to (or receives payments from) Hallmark Entertainment equal to the taxes (or tax refunds) that Crown Media Holdings would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on Crown Media Holdings’ taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.

The income tax provision is comprised of the following:

	Years Ended December 31,
	2002	2003	2004
	(In thousands)
Current:
Federal	$—	$—	$—
Foreign	2,054	3,189	2,288
State and local	—	—	—
Total current	2,054	3,189	2,288
Deferred:
Federal	—	—	—
State and local	—	—	—
Total deferred	—	—	—
Total	$2,054	$3,189	$2,288

The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,
	2002	2003	2004
	(In thousands)
Taxes computed at 35%	$(108,841)	$(70,686)	$(110,081)
Other	4,451	1,295	265
Increase in federal valuation allowance	104,390	69,391	109,816
Tax on foreign income	2,054	3,189	2,288
Income tax provision	$2,054	$3,189	$2,288

The components of Crown Media Holdings’ deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2003	2004
	(In thousands)
Deferred tax assets:
Deferred revenue	$852	$38
Bad debt reserve	2,728	2,611
Accrued compensation	5,011	8,472
Net operating loss	388,696	471,454
Losses from unconsolidated entities	747	—
Other	8,930	5,737
Valuation allowance	(213,101)	(316,455)
Total deferred tax assets	193,863	171,857
Deferred tax liabilities:
Depreciation	(12,995)	(12,314)
Film inventory	(174,499)	(154,274)
Other	(6,369)	(5,269)
Total deferred tax liabilities	(193,863)	(171,857)
Net deferred taxes	$—	$—

As of December 31, 2004, cumulative federal net tax operating losses, exclusive of those used by Hallmark Cards in its consolidated returns, are approximately $686.0 million and expire in 2020 through 2023.

17.   Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2004. The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Senior unsecured note to HC Crown, including accrued interest	$417,083	$417,083	$460,930	$428,765
Company obligated mandatorily redeemable preferred interest	9,079	9,079	11,488	12,100

The carrying amounts shown in the table are included in the accompanying consolidated balance sheets under the indicated captions. The Company estimates the fair value of the company obligated mandatorily redeemable preferred interest on an annual basis in November as it is not practicable to perform the valuation more frequently. The Company employs a discounted cash flows approach to value the company obligated mandatorily redeemable preferred interest that involves a significant amount of time to perform. The valuation is dependent upon the future pre-tax income of Crown Media United States since the Company is only obligated to make payments on the instrument to the extent pre-tax income is generated by Crown Media United States.

The Company estimates the fair value of the senior unsecured note to HC Crown on a quarterly basis. The Company estimated the fair value of the senior unsecured not to HC Crown by determining the discounted value of future cash flows, based upon a borrowing rate of 11.5%, which is estimated to be the current market interest rate for a debt instrument with similar terms.

Accounts payable and receivable are reasonable estimates of their fair values because of the short-term nature of these instruments. The interest rates on the bank credit facility and the line of credit with HC Crown are variable and/or reset periodically, therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates. The Company’s payables to affiliates do not bear interest.

18.   Stock-Based Compensation

Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the “Plan”). Crown Media Holdings accounts for the Plan under APB 25, under which compensation cost approximated $0 for the years ended December 31, 2002, 2003 and 2004. Compensation cost for stock options issued to employees represented the excess of the quoted market price of the Company’s stock at the measurement date of the grant over the exercise price of the option.

Crown Media Holdings may grant options for up to 10.0 million shares under the Plan and has granted options on 1.8 million shares during 2002. The stock options expire 10 years from the date of grant and generally vest over service periods that range from date of grant to four years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002: risk-free interest rate of 4.24% for the options with a four year vesting period; no expected dividend yield; expected lives of six years; and expected volatility of 35.21%. Expected volatility was calculated using the average volatilities of comparable public companies through December 31, 2002.

There were no stock options granted in 2003 and 2004.

A summary of the status of the Plan at December 31, 2002, 2003, and 2004, and changes during the years then ended is presented in the table and narrative below

	Shares	Exercise Price Per Option	Weighted Average Exercise Price Per Option
	(In thousands)
Balance, December 31, 2001	6,891		$12.66
Options granted	1,806	$9.76-12.50	$12.19
Options exercised	(182)	$8.33- 8.94	$8.93
Options canceled	(678)	$12.50-20.77	$15.62
Balance, December 31, 2002	7,837		$12.38
Options canceled	(6,189)	$7.47-21.00	$12.80
Balance, December 31, 2003	1,648		$11.12
Options canceled	(289)	$8.33-17.45	$13.09
Balance, December 31, 2004	1,359		$10.71

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Option	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Option	Exercisable Shares	Weighted Average Exercise Price Per Option
	(In thousands)	(In years)		(In thousands)
$ 6.30-10.50	794	1.5	$8.95	783	$8.94
$10.51-12.60	315	7.0	$11.73	208	$11.92
$12.61-14.70	149	5.3	$14.00	149	$14.00
$14.71-21.00	101	6.2	$16.47	95	$16.45
	1,359			1,235

In April 2003, the Company’s Board of Directors approved actions to provide additional incentives to encourage retention of its employees. Crown Media Holdings’ then outstanding stock options held by employees had exercise prices significantly above the current market value of its Class A common stock. The Company made an offer in May 2003 to senior management and vice presidents, totaling approximately 55 persons, to exchange their options for restricted stock units (“RSUs”). The exchange ratio was one RSU for every 2.5 options for shares of the Company’s Class A common stock, resulting in a total of 5,126,732 options exchanged for 2,050,693 RSUs. Each RSU, upon vesting, represents the right to receive one share of Class A common stock or the value of the share in cash at the time of vesting. The determination of whether RSUs will be settled in cash or common stock is made by the Company’s Board of Directors. The RSUs vest over three years in one-third increments on the anniversary of the grant date each year.

Options for 279,254 shares of common stock owned by certain executives and vice presidents that were not exchanged are also subject to variable plan accounting in which compensation is remeasured at each reporting date until the options are exercised, expire unexercised or are forfeited.

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

The Company is recording compensation expense based on the fair value of the common stock or cash equivalent required to settle the RSUs at each reporting period end during the vesting period of the RSUs. Such compensation expense is calculated using variable plan accounting.

The Company recorded $5.9 million and $11.5 million of compensation expense associated with the RSUs during the years ended December 31, 2003 and 2004, respectively, which has been recorded as an accrued liability in the accompanying consolidated balance sheet and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company settled the first one-third increment of the 2003 RSUs in June 2004 for approximately $3.5 million in cash.

In addition, in May 2003, the Company’s Board immediately vested the stock options of all employees below the vice-president level who held options at that time and granted them a right to receive a future cash payment of $1.00 for each outstanding option held by the employee. The immediate vesting of the employees’ stock options created a new measurement date which required the Company to record stock compensation expense, if any, for the excess of the Company’s stock price on the measurement date over the underlying stock options’ exercise price. Since the price of the Company’s Class A common stock on the measurement date was less than the exercise price of all of the stock options owned by the employees, no compensation expense was recorded under APB 25. However, the June 2004 cash payments totaling $344,000 was contingent upon each respective employees’ continuous employment through that date. As a result, the Company recorded compensation expense from June 2003 through May 2004 as the compensation was earned. For the years ended December 31, 2003 and 2004, $188,000 and $140,000, respectively, of compensation expense was recorded related to this obligation.

19.   Employee Benefits

Benefit Plans

Crown Media Holdings adopted a 401(k) retirement plan for all of its United States employees effective January 1, 2002. Under the provisions of the Crown Media Employee Savings Plan (“ESP”), any full-time or part-time employee may join the ESP 90 days after his or her employment. Employees that qualify for participation can contribute up to 50% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after-tax salary, not to exceed 50% total of combined and pre-tax and after-tax contributions. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents. Crown Media Holdings contributed $557,000, $411,000, and $536,000 for the years ended December 31, 2002, 2003, and 2004, respectively.

Deferred Compensation Plans

The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. The Company’s deferred compensation obligations for this plan are included in its consolidated balance sheet in long-term accrued liabilities. The deferred compensation liability as of December 31, 2003 and 2004, was $0 and $2.1 million, respectively.

Retention Program

The Company established a retention program for approximately 175 employees who could be affected if Crown Media Holdings’ international business was sold. Under the program, employees that remained with the Company through the earlier of the date on which a sale of the international business becomes effective or December 31, 2004, were entitled to a retention bonus totaling approximately $7.7 million. The Company recorded $7.7 million of expense for the year ended December 31, 2004, in regard to this retention program, of which $7.1 million was paid in 2005.

20.   Nonmonetary Transaction

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

21.   Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

Until April 26, 2005, the Company subleased transponder capacity to third parties and all guaranteed performance criteria was matched with the guaranteed performance criteria that the Company receives from the lease transponder providers. Until April 26, 2005, the Company had a third party contract for the distribution of channels from its Network Operations Center that required it to perform according to industry standard practice, with penalties attached should performance drop below agreed-upon criteria.

The Company uses the Network Operations Center for origination and playback and other playback and satellite vendors for the distribution of its signals. These are subject to potential interruption from fire, tornadoes, lightning and other unexpected causes. Any significant interruption of these technical facilities or services could have an adverse effect on the Company’s operating results and financial condition. A potential loss of revenue from such interruption does not relieve the Company of the vast majority of committed expenditures and expenses.

SFAS No. 63 requires an entity providing licensed programming to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both gross assets and liabilities of $179.9 million and $166.9 million as of December 31, 2003 and 2004, respectively, related to committed program license fees payable to Hallmark Entertainment Distribution and various third parties with airing windows which begin subsequent to period-end.

Under certain of the agreements with distributors, additional subscriber acquisition fees will become payable by the Company if defined incremental subscriber levels are reached. The maximum amount of these additional subscriber acquisition fees is $33.4 million in aggregate at December 31, 2004, representing an incremental 32.3 million subscribers to the Hallmark Channel. Under certain of the agreements, the Company may also be required to pay substantial marketing support payments, if subscribers exceed proscribed benchmarks, as defined in the respective agreements.

In May 2005, we received a letter from National Interfaith Cable Coalition, Inc. threatening litigation in regard to an Amendment dated February 22, 2001 to the Amended and Restated Company Agreement of Crown Media United States. The Amendment is described below under “Crown Media United States Amended and Restated Company Agreement” in Item 13, Certain Relationships and Related Transactions. The letter claims that, among other things, the Company and Hallmark Entertainment, Inc. have not honored their commitments relating to the production and financing of certain NICC and “faith and values” programming for broadcast on the Hallmark Channel in the United States. NICC alleges that we and HEI have materially breached the Amendment, causing substantial damages to NICC in an amount which exceeds $100.0 million. The letter further indicates that NICC intends to file litigation for breaches of the Amendment unless we agree, by June 1, 2005, to enter into a new, extended agreement with NICC for the production, promotion and funding of programming. We believe that the Company and HEI are in compliances with the Amendment. We cannot, however, predict whether the letter will result in litigation, an amendment or other resolution.

Contractual maturities of long-term obligations over the next five years are as follows:

Years Ended December 31,	(in thousands)
2005	$301
2006	412,579
2007	80,000
2008	5,000
2009	5,000
Thereafter	604,055
$1,106,935

22.   Segment Reporting

The Company’s operations were at December 31, 2004, organized into three principal divisions representing the operating segments: domestic channel, international channels, and film distribution. The Company evaluated performance and allocated resources based on the results of these segments. The key operating performance criteria used in this evaluation included revenue, Adjusted Segment EBITDA and total assets.

Adjusted Segment EBITDA is the primary measure used by the Company’s chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. The Company’s measure of Adjusted Segment EBITDA differs from the normal definition of EBITDA (earnings before interest, taxes, depreciation and amortization) used by most companies. The Company defines Adjusted Segment EBITDA as earnings before interest, taxes, depreciation, amortization, subscriber acquisition fee amortization, amortization of film assets, impairment of film assets and technical equipment, other expense, guaranteed preferred beneficial interest accretion and cumulative effect of change in accounting principle. The Company believes Adjusted Segment EBITDA is meaningful, because it provides investors a means to evaluate the operating performance of the Company on an ongoing basis using criteria that are used by other companies in its industry and investment bankers and analysts who track its industry. The Company believes that Adjusted Segment EBITDA is a meaningful measure because it represents a transparent view of its recurring operating performance and allows its management and investors to readily view operating trends, perform analytical comparisons and benchmark the Company to similar companies in its industry. Adjusted Segment EBITDA is used by management to monitor segment operations and to determine the allocation of resources to segments. However, Adjusted Segment EBITDA should be considered in addition to, not as a substitute for, historical operating income or loss, net loss, cash flow from operations and other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

Adjusted Segment EBITDA differs significantly from cash flows from operating activities reflected in the consolidated statement of cash flows. Cash flow from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash basis, exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, Adjusted Segment EBITDA is derived from accrual basis income and is not reduced for cash invested in working capital. Consequently, Adjusted Segment EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid. The Company is not aware of any uniform standards for determining EBITDA or its Adjusted Segment EBITDA and believes presentations of EBITDA may not be calculated consistently by different entities in the same or similar businesses. The Company provides a reconciliation of Adjusted Segment EBITDA to net loss of Crown Media Holdings and its subsidiaries.

The following tables present the Company’s key performance measures (in thousands):

2002

	Domestic	International	Film Distribution	Adjustments		Consolidated
Total revenue	$66,567	$77,496	$23,951	$(7,005	)(1)	$161,009
Adjusted Segment EBITDA	$(101,575)	$(62,350)	$(26,113)	$21,200	(2)	$(168,838)
Depreciation and amortization expense	(4,797)	(30,430)	26,445	(6,986	)(3)	(15,768)
Amortization of film assets	—	—	(27,035)	—		(27,035)
Subscriber acquisition fee expense	(34,295)	—	4,663	(21,591	)(2)	(51,223)
Interest expense	(3,514)	(558)	(20,075)	1,544	(2)	(22,603)
Guaranteed preferred beneficial interest accretion	—	—	(25,508)	—		(25,508)
Income tax provision	—	(1,902)	(152)			(2,054)
Net loss	$(144,181)	$(95,240)	$(67,775)	$(5,833)		$(313,029)
Total assets	$589,000	$87,128	$821,802	$—		$1,497,930

2003

	Domestic	International	Film Distribution	Adjustments		Consolidated
Total revenue	$91,284	$83,437	$39,896	$(7,093	)(1)	$207,524
Adjusted Segment EBITDA	$(29,936)	$(11,190)	$19,345	$(22,756	)(2)	$(44,537)
Guaranteed preferred beneficial interest accretion	—	—	—	22,812	(2)	22,812
Depreciation and amortization expense	(5,493)	(28,035)	18,730	(10	)(3)	(14,808)
Amortization of film assets	—	—	(40,168)	—		(40,168)
Subscriber acquisition fee expense	(36,265)	—	3,904	—		(32,361)
Interest expense	(1,472)	(2,360)	(42,991)	(45	)(2)	(46,868)
Loss on early extinguishment of debt	—	—	(39,812)	—		(39,812)
Guaranteed preferred beneficial interest accretion	—	—	(23,218)	—		(23,218)
Income tax provision	—	(2,932)	(257)			(3,189)
Cumulative effect of change in accounting principle	17,000	—	—	—		17,000
Net loss	$(56,166)	$(44,517)	$(104,467)	$1		$(205,149)
Total assets	$661,224	$91,910	$812,613	$—		$1,565,747

2004

	Domestic	International	Film Distribution	Adjustments		Consolidated
Total revenue	$128,434	$95,467	$28,698	$(11,312	)(1)	$241,287
Adjusted Segment EBITDA	$(15,096)	$(14,491)	$3,095	$(121,817	)(2)	$(148,309)
Impairment of film assets and technical equipment	—	—	—	117,891	(2)	117,891
Depreciation and amortization expense	(6,816)	(23,860)	12,920	3,930	(3)	(13,826)
Amortization of film assets	—	—	(47,197)	—		(47,197)
Impairment of film assets and technical equipment	—	(6,892)	(110,999)	—		(117,891)
Subscriber acquisition fee expense	(41,639)	—	3,386	—		(38,253)
Interest expense	(2,495)	(1,488)	(62,950)	—		(66,933)
Income tax provision	—	(2,097)	(191)			(2,288)
Net loss	$(66,046)	$(48,828)	$(201,936)	$4		$(316,806)
Total assets	$761,612	$80,862	$670,294	$—		$1,512,768

(1)          Adjustment represents the netting of certain subscriber acquisition fee expense against revenue not allocated to the domestic segment.

(2)          Represents amounts not allocated to segments that are reviewed by our chief operating decision maker, which consist primarily of our impairment of film assets and technical equipment.

(3)          Represents programming expense excluded from individual segments EBITDA calculation.

British Sky Broadcasting, which is domiciled in the United Kingdom and is included in the Company’s international segment, accounted for 17%, 8%, and 13% of the Company’s consolidated revenues for the years ended December 31, 2002, 2003 and 2004, respectively. No individual country, other than the United States and the United Kingdom, accounted for more than 10% of the Company’s consolidated revenues or accounts receivable. No individual pay television distributor accounted for more than 15% of the Company’s consolidated subscribers for the years ended December 31, 2002, 2003 or 2004.

23.   Quarterly Information (Unaudited)

The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2003 and 2004.

	Quarters Ended
2003	3/31	6/30	9/30	12/31	Full Year
Total revenues	$41,958	$45,423	$50,986	$69,157	$207,524
Programming costs	(23,443)	(24,074)	(29,727)	(31,430)	(108,674)
Amortization of film assets	(6,777)	(6,809)	(11,371)	(15,211)	(40,168)
Operating costs	(17,673)	(19,387)	(19,389)	(16,851)	(73,300)
Selling, marketing, general and administrative expenses	(22,027)	(23,665)	(23,765)	(24,987)	(94,444)
Loss from operations	(27,962)	(28,512)	(33,266)	(19,322)	(109,062)
Loss from early extinguishment of debt	—	—	(39,812)	—	(39,812)
Guaranteed preferred beneficial interest accretion	(11,047)	(12,171)	—	—	(23,218)
Interest expense	(7,342)	(7,514)	(15,374)	(16,638)	(46,868)
Income tax provision	(339)	(1,200)	(593)	(1,057)	(3,189)
Cumulative effect of change in accounting principle	—	—	16,328	672	17,000
Net loss	$(46,690)	$(49,397)	$(72,717)	$(36,345)	$(205,149)
Net loss per share	$(0.45)	$(0.47)	$(0.70)	$(0.35)	$(1.96)

	Quarters Ended
2004	3/31	6/30	9/30	12/31	Full Year
Total revenues	$58,333	$55,840	$55,774	$71,340	$241,287
Programming costs	(29,827)	(31,036)	(32,746)	(43,613)	(137,222)
Amortization of film assets	(9,982)	(5,484)	(8,941)	(22,790)	(47,197)
Impairment of film assets and technical equipment	—	—	(57,931)	(59,960)	(117,891)
Operating costs	(18,734)	(15,527)	(19,469)	(22,446)	(76,176)
Selling, marketing, general and administrative expenses	(25,004)	(28,016)	(24,745)	(32,621)	(110,386)
Loss from operations	(25,214)	(24,223)	(88,058)	(110,090)	(247,585)
Interest expense, net	(15,787)	(15,895)	(16,801)	(18,450)	(66,933)
Income tax provision	(475)	(469)	(904)	(440)	(2,288)
Net loss	$(41,476)	$(40,587)	$(105,763)	$(128,980)	$(316,806)
Net loss per share	$(0.40)	$(0.39)	$(1.01)	$(1.23)	$(3.03)

24.   Subsequent Events

Amendment No. 8 of Credit Facility

As of March 1, 2005, the Company entered into Amendment No. 8 to its bank credit facility agreement. This amendment extended the maturity date to May 31, 2006. Amendment No. 8 deleted a previous provision regarding the decrease in the revolving line of credit to $180.0 million, which under Amendment No. 7 to the bank credit facility (executed in October 2004) would have become effective on the Foreign Asset Sale Effective Date. Therefore, the maximum amount of the revolving line of credit will remain at $220.0 million. The Amendment removed a limitation on the level of outstanding amounts under the bank credit facility which was limited to 50% of the fair value of our film library. Also,

Amendment No. 8 made a number of other significant changes to the bank credit facility including deletion of certain financial covenants, changes to other financial covenants, waivers of many covenants concerning 2004, a reduction in the interest rates charged for loans under the credit facility and a reduction in the commitment fee.

Several changes to financial covenants in the Amendment No. 7 to the bank credit facility were not effective until the Foreign Asset Sale Effective Date. The Foreign Asset Sale Effective Date did not occur in 2004, which was one of the reasons that the Company needed waivers of its compliance with certain financial covenants in its bank credit facility. Amendment No. 8 waived its compliance with the following financial covenants: (1) capital expenditures in 2004; (2) cash program acquisition guarantees in 2004; (3) trailing 12-month EBITDA for the quarter ended December 31, 2004; (4) cash payments to television distributors for subscribers in 2004; (5) net worth at December 31, 2004; (6) leverage ratio for the quarter ended December 31, 2004; and (7) interest coverage ratio for the 2004 year. Amendment No. 8 also deleted the net worth covenant; amended the limit on the Company’s cash program guarantees in 2005; amended the quarterly EBITDA requirements for the remainder of the loan term; and amended the limit of cash payments to television distributors for subscribers, the minimum number of subscribers and the minimum gross subscriber revenue. Further, pursuant to Amendment No. 8, the limitation on Restricted Payments was amended to allow us to make certain payments to Hallmark Cards or its affiliates.

Sale of the International Business

On February 23, 2005, we announced that we had entered into a definitive agreement for the sale of our international business to a group of investors comprised of Providence Equity Partners, 3i and U.K. television executive David Elstein. The transaction closed on April 26, 2005. The sale included the international versions of the Hallmark Channel distributed outside the United States, the international rights to over 580 titles in the Crown Media library, and the network broadcast facility based in Denver, Colorado. Substantially all of the employees of the international business as well as the broadcast facility are employed by the investor group. Other than in respect of or as contemplated by the agreements for these transactions, there are no material relationships between us and our affiliates, on the one hand, and the buyer and its affiliates, on the other hand.

The carrying amounts of the major classes of assets and liabilities included as part of the anticipated disposal group are comprised of the following:

As of December 31, 2004
(In thousands)
Accounts receivable	$31,552
Program license fees	53,943
Prepaid and other assets	9,155
Property and equipment, net	11,300
Film assets, net	147,646
Accounts payable and accrued liabilities	(8,255)
License fees payable	(11,053)
Net assets of disposal group	$234,288

Crown Media Holdings, Inc.
Schedule II—Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts
Year-ended December 31, 2002	$7,361	$4,083	$(3,928)	$7,516
Year-ended December 31, 2003	$7,516	$499	$(1,312)	$6,703
Year-ended December 31, 2004	$6,703	$1,297	$(1,305)	$6,695