Form 10-Q
period 2005-03-31
CROWN MEDIA HOLDINGS INC
filed 2005-06-15
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Suite 200

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

As of May 31, 2005, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,869,641, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

TABLE OF CONTENTS

PART I	Financial Information

Item 1	Financial Statements (Unaudited)
CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets – December 31, 2004 and March 31, 2005 (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) - Three Months Ended March 31, 2004 and 2005
Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2004 and 2005
Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	Other Information

Item 1	Legal Proceedings

Item 6	Exhibits

Signatures

In this Form 10-Q the terms “Crown Media Holdings” or the “Company,” refer to Crown Media Holdings, Inc.  and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, Crown Media United States, LLC (“Crown Media United States”), Crown Media Distribution, LLC (“Crown Media Distribution”), and, until completion of the sale of our international business in April 2005, Crown Media International, LLC (“Crown Media International”) and Crown Entertainment Limited (“Crown Entertainment”). The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

The names Hallmark, Hallmark Entertainment and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31, 2004	As of March 31, 2005

ASSETS

Cash and cash equivalents	$12,102	$14,746
Accounts receivable, less allowance for doubtful accounts of $6,695 and $1,281, respectively	75,459	59,081
Program license fees — affiliates	40,048	29,785
Program license fees — non-affiliates	78,823	63,407
Subtitling and dubbing, net	1,143	—
Receivable from affiliate	16,644	18,468
Prepaid and other assets	13,887	7,174
Current assets held for sale	—	54,919
Total current assets	238,106	247,580

Accounts receivable	6,798	7,616
Program license fees — affiliates	59,987	58,248
Program license fees — non-affiliates	135,372	160,536
Subtitling and dubbing	1,583	—
Film assets, net	599,013	445,812
Subscriber acquisition fees, net	120,013	108,788
Property and equipment, net	32,829	20,877
Goodwill	314,033	314,033
Prepaid and other assets	5,034	3,466
Non-current assets held for sale	—	168,064
Total assets	$1,512,768	$1,535,020

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

(continued)

	As of December 31, 2004	As of March 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$40,228	$24,171
Liability for restricted stock units	13,649	11,825
Subscriber acquisition fees payable	35,223	33,465
License fees payable to affiliates	—	15,128
License fees payable to non-affiliates	79,815	72,417
Payables to affiliates	13,512	14,125
Credit facility and interest payable	479	376
Capital lease obligations	2,276	571
Deferred revenue	612	968
Current liabilities held for sale	—	23,433
Total current liabilities	185,794	196,479

Accrued expenses	21,617	14,036
Subscriber acquisition fees payable	678	—
License fees payable to affiliates	151,980	151,980
License fees payable to non-affiliates	111,761	140,845
Line of credit and interest payable to HC Crown	81,067	82,195
Payable to Hallmark Entertainment affiliates	100,000	100,000
Senior unsecured note to HC Crown, including accrued interest	460,930	472,645
Credit facility	310,000	310,000
Capital lease obligations	22,817	16,635
Company obligated mandatorily redeemable preferred interest	11,488	12,167
Non-current liabilities held for sale	—	13,397
Total liabilities	1,458,132	1,510,379
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 73,863,037 shares issued and outstanding as of December 31, 2004, and March 31, 2005	739	739
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2004, and March 31, 2005	307	307
Additional paid-in capital	1,365,450	1,386,857
Accumulated other comprehensive income	3,434	2,939
Accumulated deficit	(1,315,294)	(1,366,201)
Total stockholders’ equity	54,636	24,641
Total liabilities and stockholders’ equity	$1,512,768	$1,535,020

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2005

Revenue:
Subscriber fees	$2,373	$4,610
Advertising	23,388	33,333
Advertising by Hallmark Cards	350	543
Film asset license fees	7,290	2,083
Total revenue, net	33,401	40,569
Cost of Services:
Programming costs:
Affiliates	7,390	9,891
Non-affiliates	11,633	18,131
Amortization of film assets	7,330	5,681
Subscriber acquisition fee amortization expense	5,941	9,508
Other cost of services	3,925	1,796
Total cost of services	36,219	45,007
Selling, general and administrative expense	11,251	12,152
Marketing expense	4,121	9,830
Depreciation and amortization expense	1,684	1,350
Loss from continuing operations before interest expense	(19,874)	(27,770)
Interest expense	(14,218)	(16,896)
Loss from continuing operations	(34,092)	(44,666)
Loss from discontinued operations	(7,384)	(6,241)
Net loss	$(41,476)	$(50,907)
Other comprehensive income (loss):
Foreign currency translation adjustment	451	(495)
Comprehensive loss	$(41,025)	$(51,402)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,533	104,533
Loss from continuing operations, basic and diluted	(0.33)	(0.43)
Loss from discontinued operations, basic and diluted	(0.07)	(0.06)
Net loss per share, basic and diluted	$(0.40)	$(0.49)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,476)	$(50,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	7,384	6,241
Depreciation and amortization	37,068	48,511
Accretion on company obligated mandatorily redeemable preferred interest	537	679
Provision for allowance for doubtful accounts (recoveries)	1,031	(946)
Stock-based compensation	2,339	2,412
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,483)	(470)
Additions to program license fees	(17,368)	(66,003)
Additions to subscriber acquisition fees	(4,775)	(1,493)
(Increase) decrease in prepaids and other assets	(594)	1,148
Increase (decrease) in accounts payable and accrued liabilities	(14,459)	23,370
Increase in interest payable	11,356	12,755
Increase (decrease) in subscriber acquisition fees payable	2,239	(2,435)
Increase in license fees payable to affiliates	8,530	15,128
Increase (decrease) in payables to affiliates	3,514	(1,211)
Increase (decrease) in deferred revenue	(27)	362
Net cash used in continuing operating activities	(9,184)	(12,859)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(64)	(248)
Net cash used in investing activities	(64)	(248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from tax sharing agreement with Hallmark Cards	14,300	21,400
Borrowings under the credit facility	10,000	—
Principal payments under capital lease obligations	—	(157)
Net cash provided by financing activities	24,300	21,243
NET CASH USED IN DISCONTINUED OPERATIONS	(11,544)	(4,997)
Effect of exchange rate changes on cash	460	(495)
Net increase in cash and cash equivalents	3,968	2,644
Cash and cash equivalents, beginning of period	4,306	12,102
Cash and cash equivalents, end of period	$8,274	$14,746
Supplemental disclosure of cash and non-cash activities:
Interest paid	$3,514	$4,961
Income taxes paid	$475	$493

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2004 and 2005

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its subsidiaries, owns and operates pay television channels (collectively the “Hallmark Channel” or the “channel”) dedicated to high quality, entertainment programming for adults and families, in the United States and, prior to the sale of its international business, in various countries throughout the world. Domestically, the Hallmark Channel is operated and distributed by Crown Media United States, LLC (“Crown Media United States”). Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), the National Interfaith Cable Coalition, Inc. (“NICC”), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”). The international operations of the Hallmark Channel were operated in the United Kingdom, by Crown Entertainment Limited (“Crown Entertainment”) and elsewhere by Crown Media International, LLC (“Crown Media International”). Crown Media International commenced its operations outside the United States in 1995.

Sale of the International Business

The Company sold its international business to a group of investors comprised of Equity Partners, 3i and U.K. executive David Elstein (collectively, the “buyer”) in a transaction that closed on April 26, 2005. The sale included the international versions of the Hallmark Channel distributed outside the United States, the international rights to over 580 titles in the Crown Media film library, and the network broadcast facility based in Denver, Colorado.  The sale price was $242.0 million, subject to certain purchase price adjustments relating to receivables acquired and working capital changes. Upon closing of the transaction, the Company received cash proceeds of approximately $209.3 million; such proceeds were net of approximately $12.7 million paid to the buyer for future services to be provided by the buyer under a services contract and $20.0 million related to certain accounts receivable not acquired by the buyer.  Within 45 days from the close of the transaction, the purchase price may be adjusted for certain minimum working capital considerations, guarantees and commitments, which we estimate will reduce the net cash proceeds by an additional $2.0 million in the aggregate. The Company agreed to pay the buyer approximately $24.1 million over a specified number of years to cover the fair value amount of certain obligations transferred with the international business. Proceeds from the transaction were used by Crown Media Holdings to reduce outstanding indebtedness under its bank credit facility and to pay transaction fees, restricted stock unit settlements, and employment contract terminations and severance for certain executives who were involved in the Company’s international business and not retained by the buyer.

Substantially all of the employees of the international business as well as the broadcast facility were retained by the buyer.  Subsequent to the sale, the Company has no continuing economic involvement with the operations of the international business.

Due to the delay in filing this quarterly report on Form 10-Q, the Company breached a report covenant of the bank credit facility. The Company obtained a waiver for such covenant violation, subject to the filing of this interim report on Form 10-Q prior to June 30, 2005.

Liquidity

As of March 31, 2005, the Company had $14.7 million in cash and cash equivalents on hand and $10.0 million available under its bank credit facility. As of March 31, 2005, the Company had borrowed $310.0 million under its bank credit facility, which has a maturity date of May 31, 2006. Upon the closing of the sale of the international business on April 26, 2005, the Company used the net proceeds to repay $195.0 million of borrowings under its bank credit facility and to pay $14.3 million for transaction fees, restricted stock unit settlements, and employment contract terminations and severance for certain executives who were involved in the Company’s international business and not retained by the buyer. However, subsequent to the close of the transaction, the Company borrowed $64.0 million under its credit facility to pay subscriber acquisition fees and license fees payable to affiliates. After these transactions were executed at May 31, 2005, the Company had outstanding borrowings under the bank credit facility of $179.0 million and had $41.0 million available under the bank credit facility. Forty million of the availability is subject to the approval of Hallmark Cards prior to the Company being able to draw such funds.

The Company’s principal sources of funds are currently cash on hand, periodic cash inflows expected under the tax sharing agreement with Hallmark Cards and amounts available for borrowing under its bank credit facility.

In connection with the Company’s business strategy, the Company expects to continue making investments in programming and distribution during 2005. If necessary, the Company may reduce some of this anticipated spending in 2005. The Company’s principal uses of funds for the remainder of 2005 are expected to include the payment of operating expenses, licensing of programming, and interest under its bank credit facility.

The Company currently believes that cash on hand, remaining availability under its bank credit facility (drawings subject to approval of Hallmark Cards) and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to fund the current level of operations and meet its liquidity needs through at least the maturity date of its credit facility. As noted above, Hallmark Cards is required to approve borrowings under our $220.0 million bank credit facility in excess of $180.0 million. Crown Media Holdings has to date not requested Hallmark Cards to approve such drawing of funds; however, we anticipate that we will require such additional capacity and will require approval of Hallmark Cards during 2005. There can be no assurance that Hallmark Cards will approve such additional drawings and, if such drawings are not approved, the Company will need alternative sources of funding or will need to significantly curtail expenses.

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

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim consolidated statements of operations and cash flows, include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2004, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Basis of Presentation

The condensed consolidated financial statements include the consolidated accounts of Crown Media Holdings, including those of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In February 2005, the Company signed a definitive agreement to complete the sale of its international business and, accordingly, classified the operating results of the international business as discontinued operations in the accompanying statements of operations for all periods presented and related assets and liabilities as held for sale in the accompanying balance sheet as of March 31, 2005. The Company’s discontinued operations consisted of the international channel operations and the international rights to the film library assets.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as customer retention patterns, allowance for bad debts, useful lives of assets, ultimate revenue used in the film asset amortization calculations, asset valuations including cash flow projections, recoverability of assets, income taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from these estimates.

Film Assets and Film Library Impairment

The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 9.25 years from the date of acquisition. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated ultimate future revenues.

On a quarterly basis, the Company assesses whether events or circumstances have changed indicating that the fair value of a film is lower than its unamortized cost or carrying value. If the carrying value of any individual film asset exceeds its fair value, the film asset is written-down to its estimated fair value. A discounted cash flow model, based on management’s anticipated ultimate future revenue of the film, is used to estimate the fair value of the individual films. The Company considers the following factors, among others, in estimating ultimate future revenue for each film:  (a) the film’s performance in historical markets, (b) the public’s perception of the film’s story, cast, director, or producer, (c) historical results of similar films, (d) historical results of the cast, director, or producer on prior films, and (e) running time of the film.  In estimating a film’s fair value, the Company considers those cash outflows necessary to generate the film’s cash inflows such as exploitation, residual and participation costs and taxes.

The Company reviews its estimates of ultimate future revenues and participation costs as of each reporting date to reflect currently available information. Estimated ultimate future revenues are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment and estimation by management. Differences between expenses determined using the new estimates and any amounts previously expensed during that fiscal year are charged or credited to the statement of operations in the period in which the estimates are revised.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends and current anticipated economic conditions in each country in which the Company derives its revenue.  The Company’s bad debt expense was $1.0 million for the three months ended March 31, 2004. The Company’s bad debt recovery was $946,000 for the three months ended March 31, 2005.

Program License Fees

Program license fees are paid in connection with the acquisition of the rights to air programs acquired from others. Program rights are generally deferred and then amortized on a straight-line basis over their contractual license periods or anticipated usage. Crown Media Holdings periodically evaluates the realizability of these costs compared to the estimated future revenues associated with the programming expenses.

Estimates of net realizable value for domestic program license fees are determined using future estimated advertising revenues and anticipated patterns of programming usage on a day part basis as it pertains to programming licensed to the domestic channel. Estimates of net realizable value for international program license fees are determined using historical and future estimates of advertising and subscriber revenues attributable to each territory.  These estimates of expected annual future estimated revenues are compared to net book value of the program license fee assets to determine if the programming assets are realizable. Where the domestic and/or international analysis indicates the costs are in excess of the net realizable value, additional amortization is provided. No such additional amortization was required as of the date of the Company’s last analysis.

Subscriber Acquisition Fees

Subscriber acquisition fees are generally required to be paid to obtain carriage on domestic pay distributors systems. Under certain of these agreements with pay distributors, Crown Media United States is obligated to pay subscriber acquisition fees if defined subscriber levels are met or in order to obtain additional carriage of the Hallmark Channel by those pay distributors. Such costs are accrued when Crown Media United States receives notice from the distributors that they have met the contractual penetration percentage or subscriber count.

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

Goodwill is reviewed for impairment annually or whenever an event occurs or circumstances change that indicates fair value might be below carrying value. Goodwill is carried at historical cost if the estimated fair value is greater than the carrying amounts. However, if estimated fair value is less than the carrying amount, goodwill is reduced to estimated fair value through an impairment charge to the Company’s consolidated statements of operations.

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

Taxes on Income

Pursuant to the tax sharing agreement entered into with Hallmark Cards in March 2003, the Company’s results of operations for tax purposes became a part of the Hallmark Cards consolidated federal tax return as of and subsequent to March 2003.  However, the Company continues to account for income taxes on a separate return basis. Accordingly, the Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Any payments received from Hallmark Cards under the tax sharing agreement are recorded as an increase in additional paid-in capital and any future utilization of deferred tax assets generated after March 2003 will be recorded as a reduction in paid-in capital, to the extent payments were previously received from Hallmark Cards for such benefits under the tax sharing agreement.

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

Had compensation expense for these plans been determined consistent with SFAS No. 123, Crown Media Holdings’ net loss and loss per share would have been increased to the following pro forma amounts for the three months ended March 31, 2004 and 2005:

Pro Forma Effects

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2005

Net loss	$(41,476)	$(50,907)
Pro forma stock options expense at estimated fair value	(677)	(168)
Stock plan expense included in net loss	—	7
Pro forma net loss	$(42,153)	$(51,068)
Weighted average shares	104,533	104,533
Pro forma net loss per share, basic and diluted	$(0.40)	$(0.49)

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and restricted stock units. Approximately 1.6 million and 1.4 million stock options for the three months ended March 31, 2004 and 2005, respectively, have been excluded from the calculations of earnings per share because their effect would have been antidilutive.

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

In March 2005, the SEC staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, SFAS No. 123R. Staff Accounting Bulletin (“SAB”) No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive.  SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include: (a) valuation models – SAB No. 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances.  The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123R.

3. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31, 2004	As of March 31, 2005
	(In thousands)
Subscriber acquisition fees, at cost	$236,447	$237,940
Accumulated amortization	(116,434)	(129,152)
Subscriber acquisition fees, net	$120,013	$108,788

Of the net balance at March 31, 2005, the Company expects $28.3 million will be recognized as a reduction of subscriber fee revenue and $80.5 million will be recognized as subscriber acquisition fee expense in future periods. The Company expects to amortize the net balance at March 31, 2005, as follows:

Period Ended March 31,
(in thousands)
2005	$33,692
2006	36,902
2007	35,377
2008	948
2009	935
2010	233
Thereafter	701
Total amortization	$108,788

As of December 31, 2004, and March 31, 2005, the consolidated balance sheets also reflect subscriber acquisition fees payable of $35.9 million and $33.5 million, respectively. For the three months ended March 31, 2004 and 2005, Crown Media United States made cash payments of $2.5 million and $3.9 million, respectively.

4. Program License Fees

Program license fees are comprised of the following:

	As of December 31, 2004	As of March 31, 2005
	(In thousands)
Program license fees — Hallmark Entertainment Distribution	$144,848	$122,986
Program license fees — NICC	2,448	8,876
Program license fees — other affiliates	5,906	6,644
Program license fees — non-affiliates	329,021	330,166
Program license fees, at cost	482,223	468,672
Accumulated amortization	(167,993)	(156,696)
Program license fees, net	$314,230	$311,976

Programming costs for the three months ended March 31, 2004 and 2005, were $19.0 million and $28.0 million, respectively. Amortization of program license fees for continuing operations, which is included as a component of programming cost in the accompanying consolidated statements of operations, was $19.0 million and $28.0 million, respectively, for the three months ended March 31, 2004 and 2005.

At December 31, 2004, and March 31, 2005, $7.7 million and $2.7 million of program license fees were included in prepaid and other assets on the accompanying condensed consolidated balance sheets as the Company had made payments, but the airing windows had not commenced.

License fees payable are comprised of the following:

	As of December 31, 2004	As of March 31, 2005
	(In thousands)
License fees payable — Hallmark Entertainment Distribution	$151,980	$162,750
License fees payable — NICC	—	4,358
License fees payable — non-affiliates	191,576	213,262
Total license fees payable	343,556	380,370
Less current maturities	(79,815)	(87,545)
Long-term license fees payable	$263,741	$292,825

5. Property and Equipment

Property and equipment are comprised of the following:

	As of December 31, 2004	As of March 31, 2005	Depreciable Life (In years)
	(In thousands)
Technical equipment and computers	$38,947	$14,512	3-5
Leased assets	30,615	17,363	8-15
Furniture, fixtures and equipment	2,078	1,219	5
Leasehold improvements	10,402	3,236	3-7
Construction-in-progress	161	172
Property and equipment, at cost	82,203	36,502
Accumulated depreciation	(49,374)	(15,625)
Property and equipment, net	$32,829	$20,877

Depreciation expense related to property and equipment was $924,000 and $900,000 for the three months ended March 31, 2004 and 2005, respectively.

Software and other intangible assets of $3.2 million and $2.6 million as of December 31, 2004, and March 31, 2005, respectively, have been included in prepaid and other assets in the accompanying condensed consolidated balance sheets.

6. Reorganization

In October 2002, the Company reorganized its operations in order to concentrate its efforts on the Hallmark Channel in the U.S.  The following table displays the activity and balances of the reorganization accrual account from December 31, 2003, to March 31, 2005, which is included in the current portion of accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

	Severance	Facilities	Satellite and Transponder	Total
	(In thousands)

Balance at December 31, 2003	$4	$1,523	$13,511	$15,038

Adjustments due to change in estimates, net	(4)	(126)	(301)	(431)

Payments	—	(337)	(3,550)	(3,887)
Balance at December 31, 2004	—	1,060	9,660	10,720

Payments		(60)	(528)	(588)

Discontinued operations	—	(1,000)	(8,671)	(9,671)

Balance at March 31, 2005	$—	$—	$461	$461

7. Credit Facility

The Company has a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks extended to the Company a secured credit facility in the original amount of up to $320.0 million.  The Company and the lending banks entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment on March 1, 2005.  The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.  The bank credit facility encompassed a term loan of $100.0 million and a revolving line of credit of $220.0 million, inclusive of up to $20.0 million of letters of credit available to be issued at the Company’s request.  Upon the consummation of sale of the international business, the Company repaid and retired the $100.0 million term loan along with $95.0 million on the revolving line of credit under the credit facility. The credit facility now consists of a revolving line of credit of $220.0 million, which includes up to $20.0 million of letters of credit.  In addition, following such closing, any borrowings by the Company of amounts in excess of the $180.0 million under the revolving line of credit will require approval of Hallmark Cards.

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

As of March 1, 2005, we entered into Amendment No. 8 to the agreement for our bank credit facility.  This amendment extended the maturity date to May 31, 2006, as well as made a number of other significant changes to the bank credit facility including elimination of certain financial covenants, changes to and waivers of financial covenants concerning 2004 violations and the future compliance, and a reduction in the interest rates and commitment fees under the credit facility.

Several changes to financial covenants in the Amendment No. 7 to the bank credit facility were not effective until the Foreign Asset Sale Effective Date.  The Foreign Asset Sale Effective Date did not occur in 2004, which was one of the reasons that the Company needed waivers of its compliance with certain financial covenants in its bank credit facility.  Amendment No. 8 waived the Company’s non-compliance with the following financial covenants:  (1) capital expenditures in 2004; (2) cash program acquisition guaranties in 2004; (3) trailing 12-month EBITDA for the quarter ended December 31, 2004; (4) cash payments to television distributors for subscribers in 2004; (5) net worth at December 31, 2004; (6) leverage ratio for the quarter ended December 31, 2004; and (7) interest coverage ratio for the 2004 year.  Amendment No. 8 also deleted the net worth covenant; amended the limit on the Company’s cash program guarantees in 2005; amended the quarterly EBITDA requirements for the remainder of the loan term; and amended the limit of cash payments to television distributors for subscribers, the minimum number of subscribers and the minimum gross subscriber revenue.  Further, pursuant to Amendment No. 8, the limitation on Restricted Payments was amended to allow us to make certain payments to Hallmark Cards or its affiliates.

At December 31, 2004, and March 31, 2005, Crown Media Holdings had outstanding borrowings of $310.0 million under the credit facility and there were no letters of credit outstanding. At March 31, 2005, $310.0 million of the outstanding balance bore interest at the Eurodollar rate (3.85% at March 31, 2005). Interest expense on borrowings under the credit facility for the three months ended March 31, 2004 and 2005, was $3.1 million, and $3.9 million, respectively.

8. Related Party Long-Term Obligations

Hallmark Letter of Credit

Pursuant to Amendment No. 8 to the bank credit facility, Hallmark Cards has provided an irrevocable letter of credit issued to JP Morgan Chase Bank by Citibank, N.A. in the amount of $320.0 million, as credit support for our obligations under the Company’s credit facility.  The support letter of credit was reduced to $220.0 million upon the consummation of the sale of the Company’s international business and the reduction of the aggregate outstanding credit exposure of its lenders to $220.0 million.  Drawdowns under the letter of credit may be made for amounts due and payable under the credit facility. Amounts in excess of $180.0 million require the concurrence of Hallmark Cards.  Any proceeds received by JP Morgan Chase Bank from drawing under this support letter of credit will not be applied to repay the Company’s obligations, but will be used to purchase on the part of Hallmark Cards from the bank lenders subordinated participations in our obligations under its bank credit facility, junior in payment to the bank lenders under the bank credit facility.  The support letter of credit automatically expires on May 31, 2006. The Company pays to Hallmark Cards, as compensation for the support letter of credit, the amounts resulting from the 2% reduction in the interest rate and the 0.3% reduction in the commitment fee payable by the Company under the bank credit facility as provided in Amendment No. 8.

Senior Unsecured Note

In August 2003, the Company issued a senior unsecured note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

The senior unsecured note payable to HC Crown does not require cash payments until August 2007. Instead, the principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007.  From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the senior unsecured note to HC Crown.  The note matures on August 5, 2011, and is pre-payable by Crown Media Holdings at any time after August 5, 2004, without penalty. At December 31, 2004 and March 31, 2005, $460.9 million and $472.6 million, respectively, of principal and accrued interest were included in the senior unsecured note payable in the accompanying consolidated balance sheet. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company’s stock, investments in other parties and the incurrence of liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Line of Credit Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown maturing on the earlier of six months from the termination of the credit facility or December 21, 2007.  This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent, payable quarterly. At both December 31, 2004, and March 31, 2005, borrowings under the note were $75.0 million. Accrued interest on the note of $6.1 million, is included in interest payable to HC Crown and $7.2 million is included in line of credit and interest payable to HC Crown as of December 31, 2004, and March 31, 2005, respectively on the accompanying condensed consolidated balance sheets.

Hallmark Obligations

In connection with Amendment No. 8, by a letter dated February 28, 2005, Hallmark Cards confirmed to the Company that neither Hallmark Cards nor any of its wholly-owned subsidiaries would demand payment from the Company on certain obligations outstanding as of December 31, 2004, until May 31, 2006, at the earliest. Furthermore, the Company does not intend to pay the aforementioned liabilities before May 31, 2006.  Therefore, the Company has classified these liabilities as non-current liabilities on the accompanying consolidated balance sheet.

9. Related Party Transactions

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

The Company received $14.3 million and $21.4 million under the tax sharing agreement during the three months ended March 31, 2004 and 2005, respectively. These receipts have been recorded as an addition to paid-in capital.

Costs Incurred on Crown Media Holdings’ Behalf

Since inception, Hallmark Entertainment has at times paid certain costs on behalf of Crown Media Holdings. Hallmark Entertainment incurred $530,000 and $408,000 of costs on Crown Media Holdings’ behalf for the three months ended March 31, 2004 and 2005, respectively. Non-interest bearing unreimbursed costs of $4.5 million and $4.9 million are included in payable to affiliates in the accompanying condensed consolidated balance sheets as of December 31, 2004, and March 31, 2005, respectively.

Services Agreement with Hallmark Cards

Crown Media Holdings entered into an Intercompany Services Agreement with Hallmark Cards, effective January 1, 2003, under which Hallmark Cards agreed for a term of three years to provide Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services.  Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. For each of the three months ended March 31, 2004 and 2005, Crown Media Holdings had accrued $129,000 under the agreement. At December 31, 2004, and March 31, 2005, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $8.6 million and $8.8 million, respectively, were included in payable to affiliates in the accompanying condensed consolidated balance sheets.

Film Asset Services Agreement with Hallmark Entertainment

The Company entered into a film asset services agreement with Hallmark Entertainment, under which Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. The services agreement expires on December 31, 2006, subject to cancellation by either party after the first or second year. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings is obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. At both December 31, 2004, and March 31, 2005, non-interest bearing unpaid accrued service fees of $375,000 were included in payable to affiliates in the accompanying condensed consolidated balance sheets.

Trademark Agreement with Hallmark Cards

Crown Media United States has trademark license agreement with Hallmark Licensing, Inc. for use of the “Hallmark” mark for the versions of the Hallmark Channel distributed in the United States and for the Hallmark Movie Channel.  Crown Media International and Crown Entertainment had trademark license agreements with Hallmark Cards for use of the “Hallmark” mark for the version of the Hallmark Channel distributed internationally.  The trademark license agreements for the Unites States Hallmark Channel and the Movie Channel expire on September 1, 2005. The Company is not required to pay any fees under the trademark license agreements.

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

If Crown Media United States sub-licenses any licensed program to a third party, it must equally share with Hallmark Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Company.  The Company did not sub-license any licensed programming to third parties during the three months ended March 31, 2004 and 2005.  Amounts due to Hallmark Entertainment Distribution as a result of these sub-licensing agreements have been included in license fees payable to affiliates in the accompanying balance sheets as noted below.

Programming costs related to the Hallmark program agreements were $4.6 million and $6.7 million, respectively, for the three months ended March 31, 2004 and 2005. As of December 31, 2004, and March 31, 2005, $152.0 million and $162.8 million, respectively, are included in license fees payable to affiliates in the accompanying condensed consolidated balance sheets. The Company obtained a letter from Hallmark Cards whereas Hallmark Cards or its subsidiaries will not demand payment of these license fees prior to May 31, 2006.

10. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

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

Pursuant to additional amendments effective January 1, 2002, and January 1, 2004, Crown Media United States agreed to advance NICC $3,000,000 in each of 2002, 2003 and 2004 to help fund NICC’s cost of expanding its production operations to produce the aforementioned programming.  This advance will be recovered from the license fees payable for this programming when such programming is produced and accepted by Crown Media United States for distribution on the channel. These expenses are included as components of affiliate programming costs in the accompanying consolidated statements of operations.   See Note 14 regarding NICC’s threatened litigation against the Company.

During the three months ended March 31, 2004 and 2005, Crown Media United States paid NICC $3.5 million and $2.6 million, respectively, related to the company agreement, as amended.

11. Employee Incentives

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

Options for 279,254 shares of common stock owned by certain executives and vice presidents that were not exchanged are subject to variable plan accounting in which compensation is remeasured at each reporting date until the options are exercised, expire unexercised or are forfeited.

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

The Company recorded $2.3 million and $2.4 million, of compensation expense associated with the RSUs during the three months ended March 31, 2004 and 2005, respectively, which has been recorded as a liability for restricted stock units in the accompanying consolidated balance sheet and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company settled certain RSUs during the three months ended March 31, 2005, for approximately $4.2 million in cash. Additionally, in conjunction with the close of the international transaction, the Company immediately vested and settled RSUs held by international employees in May 2005 for approximately $4.0 million in cash.

12. Segment Reporting

The Company’s continuing operations are currently organized into two principal divisions representing operating segments: domestic channel and film distribution. The Company evaluates performance and allocates resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue, segment income (loss) and total assets.  The results of operations of our international channel operating segment are not included in the segment reporting as they are classified separately as discontinued operations in the Company’s consolidated financial statements (see note 13).

The following tables present the Company’s key performance measures (in thousands):

March 31, 2004

	Domestic	Film Distribution	Adjustments		Consolidated

Total revenue	$28,798	$7,129	$(2,526	)(1)	$33,401

Segment income (loss)	$(4,389)	$1,995	$161	(2)	$(2,233)

Depreciation and amortization expense	(1,308)	828	(1,204	)(3)	(1,684)

Amortization of film assets	—	(7,330)	—		(7,330)

Subscriber acquisition fee expense	(9,473)	846	—		(8,627)

Interest expense	(536)	(17,205)	3,523	(2)	(14,218)
Loss from continuing operations	$(15,706)	$(20,866)	$2,480		$(34,092)

Total assets	$656,367	$561,533	$333,779	(4)	$1,551,679

March 31, 2005

	Domestic	Film Distribution	Adjustments		Consolidated

Total revenue	$41,695	$1,921	$(3,047	)(1)	$40,569

Segment income (loss)	$(5,042)	$(2,853)	$163	(2)	$(7,732)

Depreciation and amortization expense	(4,337)	5,803	(3,105	)(3)	(1,639)

Amortization of film assets	—	(5,681)	—		(5,681)

Subscriber acquisition fee expense	(13,564)	846	—		(12,718)

Interest expense	(1,096)	(18,504)	2,704	(2)	(16,896)
Loss from continuing operations	$(24,039)	$(20,389)	$(238)		$(44,666)

Total assets	$790,867	$521,170	$222,983	(4)	$1,535,020

(1) Adjustment represents netting of certain subscriber acquisition fee expense against revenue not allocated to domestic segment and film asset license fees from international sources.

(2) Represents amounts not allocated to segments that are reviewed by our chief operating decision maker.

(3) Represents programming amortization excluded from individual segment income (loss) calculations.

(4) Represents assets held for sale.

No individual pay television distributor accounted for more than 15% of the Company’s consolidated subscribers for the three months ended March 31, 2004 and 2005.

13.  Assets Held for Sale and Discontinued Operations

On February 23, 2005, the Company signed an agreement for the sale of these assets and obtained other agreements enabling the Company to then conduct the sale on an “as is” basis.  The sale closed on April 26, 2006.  The accompanying balance sheet as of March 31, 2005, presents the international channel and film assets as “held for sale” pursuant to SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  Liabilities associated with these assets are similarly classified.  The accompanying condensed consolidated statements of operations and cash flows for each of the three month periods ended March 31, 2004 and 2005 present the associated results of operations and cash flows of the international assets as “discontinued operations.”

The carrying amounts of the major classes of assets and liabilities included in the disposal group are comprised of the following:

As of March 31, 2005
(In thousands)

Cash	$112
Accounts receivable, net	16,079
Program license fees	41,345
Prepaid and other assets	9,909
Property and equipment, net	10,320
Film assets, net	145,218
Accounts payable and accrued liabilities	(26,075)
License fees payable	(10,755)

Net assets of disposal group	$186,153

The net losses from discontinued operations during each of the three month periods ended March 31, 2004 and 2005, consisted of the following:

	As of March 31,
	2004	2005
	(In thousands)

Revenue	$24,933	$26,214
Costs and expenses	(30,293)	(30,190)
Interest expense	(1,550)	(1,772)
Income tax provision	(474)	(493)
Loss from discontinued operations	$(7,384)	$(6,241)

Effective February 23, 2005, the Company ceased depreciating and amortizing certain of the international assets held for sale.  Had the Company not ceased such depreciation and amortization, the loss for discontinued operations for the three months ended March 31, 2005 would have included an additional $995,000 of depreciation and amortization expense and an additional $1.8 million of amortization of film assets.

Assets held for sale as of March 31, 2005, of $223.0 million were comprised of $77.8 million of assets previously included in our international segment and $145.2 million of assets previously included in our film distribution segment.

Interest expense includes an allocation of interest related to the Company’s bank credit facility that was required to be paid as a result of the sale.  The allocation was required by Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations.  Such interest expense amounted to $1.1 million and $1.4 million for the three month periods ended March 31, 2004 and 2005, respectively.  Upon receipt of cash from the sale, the Company was required to repay and retire the $100.0 million of the Company’s bank credit facility.

14. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

In May 2005, we received a letter from National Interfaith Cable Coalition, Inc. threatening litigation in regard to an Amendment dated February 22, 2001 to the Amended and Restated Company Agreement of Crown Media United States.  The Amendment is described below under “Crown Media United States Amended and Restated Company Agreement” in Item 13, Certain Relationships and Related Transactions.  The letter claims that, among other things, the Company and Hallmark Entertainment, Inc. have not honored their commitments relating to the production and financing of certain NICC and “faith and values” programming for broadcast on the Hallmark Channel in the United States.   NICC alleges that we and HEI have materially breached the Amendment, causing substantial damages to NICC in an amount which exceeds $100.0 million.  The letter further indicates that NICC intends to file litigation for breaches of the Amendment unless we agree, by June 1, 2005, to enter into a new, extended agreement with NICC for the production, promotion and funding of programming.  We believe that the Company and HEI have not breached the Amendment.  We cannot, however, predict at this time whether the letter will result in litigation, an amendment or other resolution. Accordingly, we have not provided for any amount of loss in these condensed financial statements for this matter.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Description of Business and Overview

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its subsidiaries, owns and operates pay television channels (collectively the “Hallmark Channel” or the “channel”) dedicated to high quality, entertainment programming for adults and families, in the United States and, prior to the sale of its international business, in various countries throughout the world.

Crown Media Holdings owns and operates the Hallmark Channel and the Hallmark Movie Channel in the United States and, prior to the sale of its international business, the Hallmark Channel in various countries throughout the world.  At the end of the first quarter, the Hallmark Channel was in 67.7 million homes in the United States and 60.1 million homes internationally.  The Hallmark Channel in the United States has been successful in increasing overall ratings.  During the first quarter of 2005, a new programming concept, Hallmark Channel Mystery Movies, was introduced.  This new programming concept premiered on Friday nights during the first quarter of 2005 and each of the movies averaged a household coverage rating of 1.3, which was a nearly 60% increase from the same period in the prior year.  In addition, the Hallmark Channel in the United States premiered a number of other original movies that also resulted in very strong ratings.  The success of our programming and ratings had a positive impact on the demand on our advertising in the first quarter of 2005.  As a result, our advertising sales increased significantly during the first quarter of 2005 as compared to the first quarter of 2004.  Enhanced programming and increased ratings are also important tools to use to drive increased distribution with cable operators.

On April 26, 2005, the sale of our international business was completed.  Proceeds from the sale have been used to repay and retire $100.0 million of our bank credit facility and reduce the outstanding balance on our $220.0 million revolving credit facility. The completion of the sale of the international business has allowed Crown Media Holdings to focus on the growth and success of the Hallmark Channel in the United States.

Crown Media Holdings also owns a film library.  The film library has approximately 640 titles.  Through its wholly owned subsidiary, Crown Media Distribution, Crown Media Holdings distributes titles from the library in a variety of television media including broadcast, cable, Video-on-Demand and High Definition Television. In addition, the Company utilizes the film library for programming content on the Hallmark Channels. The Company has increased its internal use of its film assets on the domestic channel in 2005 as compared to the prior year.

Also in the first quarter of 2005, Crown Media Holdings launched its second 24-hour linear channel, Hallmark Movie Channel.  The Hallmark Movie Channel will focus on movies and mini-series and will utilize content from our film library for programming.  The launch of the Hallmark Movie Channel is an opportunity for Crown Media Holdings to build a second programming asset, use this programming asset as a value added enhancement to increase distribution of the Hallmark Channel, and further leverage the content in our film library.

As Crown Media Holdings and the Hallmark Channel continue to develop, the core focus for the business remains unchanged.  First, distribution must continue to expand. While recent ratings performance ranks the Hallmark Channel in the top ten of cable networks, in terms of distribution, the Hallmark Channel is only in the top 40 cable networks. Increased distribution should improve not only our subscriber revenue, but should also improve our advertising revenue. The combination of our current ratings with increased distribution should also have a positive impact on advertising revenue. As noted above, increased distribution in and of itself will enhance advertising sales simply because of the increased viewer universe. However, combining growing distribution with increasing ratings is more powerful in terms of advertising revenue. As a result, the Hallmark Channel will continue to focus on enhancing the programming schedule through new series, additional original movies such as the recent Mystery Movies, and through unique scheduling concepts.

In addition, we plan to focus on library sales. The Crown Media film library is a large collection of award winning movies and mini-series. It is unique in that it is such a large collection of family oriented films. We plan to use the library on the Hallmark Channel, the Hallmark Movie Channel and for sales to third parties.

All of the above needs to be accomplished in a cost effective fashion. Cost management will continue to be a focus for the management of Crown Media Holdings.

The Hallmark Channel in the United States faces short-term and long-term challenges on the distribution front.  As noted above, the near-term focus remains on growing the subscriber base.  One of the nine largest multiple service operators has been our largest source of subscriber growth over the last 18 months due to contractual monetary incentives, and we believe that we will continue to grow our subscriber base with this multiple systems operator in the future.  The long-term distribution challenges will be renewing our distribution arrangements with the multiple system operators as they expire.  While the economics of the renewals is unknown and could have a significant impact on our business, we believe that the success of the Hallmark Channel in terms of ratings and the environment we have created with our programming schedule will enhance our renewal discussions. We also believe that our ability to offer to the multiple systems operators a second channel, the Hallmark Movie Channel, is a value added component of the renewal equation.  The largest factors contributing to the economics of the distribution agreements are license fees and subscriber acquisition fees.

The Hallmark Channel continues to improve its ratings.  Three factors have contributed to the ratings improvements of the Channel: acquired series and movies, original productions and marketing.  Acquired series ranging from Little House and Perry Mason to Walker, Texas Ranger and M*A*S*H have consistently delivered strong ratings across all day-parts.  Original productions are our most high profile programs and generate the channel’s highest ratings.  Original productions are significant in helping our distribution and advertising sales teams sell the channel. Substantially, all of our original programming is provided by Hallmark Entertainment, a subsidiary of Hallmark Cards. The recent success of the Mystery Movies and other recent originals drives this point home.

The marketing and promotion strategy is another essential part of the ratings equation.  Marketing and promotion are responsible for attracting viewers to our big events as well as building awareness of the channel in general.

To continue the ratings growth and enhance the demographics of our viewers, the Hallmark Channel must continue to invest in programming and marketing.  For the Hallmark Channel to continue to increase its attractiveness to distributors and advertisers, it has to increase the ratings, but also attract a younger more upscale audience, which is generally more attractive to advertisers.

Strong distribution and ratings growth delivering to larger audiences has made it possible for the advertising sales to grow rapidly over the last few years.  To advertisers, the Hallmark Channel offers a strong brand, positive environment and family friendly programming with a successful growth pattern.  These characteristics have enabled the channel to sell to advertisers in the packaged goods and pharmaceutical industries.  The next step for the Hallmark Channel will be to deliver the younger more upscale audience needed to attract advertisers from the attractive financial services and automotive industries.

International Business

The Company sold its international business to a group of investors comprised of Equity Partners, 3i and U.K. executive David Elstein (collectively, the “buyer”) in a transaction that closed on April 26, 2005. The sale included the international versions of the Hallmark Channel distributed outside the United States, the international rights to over 580 titles in the Crown Media film library, and the network broadcast facility based in Denver, Colorado.  The sale price was $242.0 million, subject to certain purchase price adjustments relating to receivables acquired and working capital changes. Upon closing of the transaction, the Company received cash proceeds of approximately $209.3 million; such proceeds were net of approximately $12.7 million paid to the buyer for future services to be provided by the buyer under a services contract and $20.0 million related to certain accounts receivable not acquired by the buyer.  Within 45 days from the close of the transaction, the purchase price may be adjusted for certain minimum working capital considerations, guarantees and commitments, which we estimate will reduce the net cash proceeds by approximately an additional $2.0 million in the aggregate. The Company agreed to pay the buyer approximately $24.1 million over a specified number of years to cover the fair value amount of certain obligations transferred with the international business. Proceeds from the transaction were used by Crown Media Holdings to reduce outstanding indebtedness under its bank credit facility and to pay transaction fees, restricted stock unit settlements, and employment contract terminations and severance for certain executives who were involved in the Company’s international business and not retained by the buyer.

Substantially all of the employees of the international business as well as the broadcast facility were retained by the buyer.  Subsequent to the sale, the Company has no continuing economic involvement with the operations of the international business.

The international business is classified in the financial statements at March 31, 2005 and for the three months ended March 31, 2004 and 2005, as assets held for sale and discontinued operations, respectively.

Revenue from Continuing Operations

Our revenue consists primarily of subscriber fees, advertising and film asset license fees.

Subscriber Fees

Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. Generally, we pay certain television distributors up-front subscriber acquisition fees to carry our channel. Subscriber acquisition fees that we pay are capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. At the time we sign a distribution agreement, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

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

We are in continuous negotiations with our existing distributors to increase our subscriber base in order to enhance our advertising results. We are often subject to requests by distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our domestic subscriber revenue will continue to be negatively affected by subscriber acquisition fee amortization, waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels; however, we believe that as a result of these measures, our subscriber counts will increase which in turn will allow us to attract additional advertisers and command higher advertising rates.

Our channel is usually offered as one of a number of channels on either a basic tier or part of other program packages and is not generally offered on a stand-alone basis. Thus, while a cable or satellite customer may subscribe and unsubscribe to the tiers and program packages in which our channel is placed, these customers do not subscribe and unsubscribe to our channel alone.  We are not provided with information from the distributors on their overall subscriber churn and in what manner their churn rates affect our subscriber counts; instead, we are provided information on the total number of subscribers who receive the Hallmark Channel.

Our subscriber count depends on the number of distributors carrying the Hallmark Channel and the size of such distributors as well as the program tiers on which our channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers as promotional periods end, or as a distributor arrangement is amended or terminated by us or the distributor. Changes to distribution arrangements in the first quarter of 2005 have not been significant. Management analyzes the estimated effect each new or amended distribution agreement will have on revenues and costs. Based upon these analyses, management endeavors to achieve a fair combination of subscriber commitments and subscriber acquisition fees with each of our domestic distributors.

Advertising

Advertising sales generally are made on the basis of a price per advertising spot or per unit of audience measurement (for example, a ratings point). Thus, our advertising revenues are heavily dependent on the viewership of our channel. Prices vary on a market-by-market basis. Rates differ among markets depending on audience demographics.

In the U.S., our advertising rates are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Revenue is recorded net of estimated delivery shortfalls, which are usually settled by providing the advertiser additional advertising time. Advertising rates also vary by time of year due to seasonal changes in television viewership.

Film Asset License Fees

Crown Media Distribution generates revenue from the film assets by granting licenses to exhibit the films to third parties in the United States We are also using the films as programming for our channel and the Movie Channel. Customers for our film assets consist of other television channels, home video distributors and brokers who resell rights to our film assets. License fees for our film assets are generally negotiated based upon the size of the potential audience who will be viewing the programming.

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

For further information regarding our critical accounting policies, judgments and estimates, please see the Notes to Unaudited Consolidated Financial Statements contained in this Report and “Critical Accounting Policies, Judgments and Estimates” beginning on page 32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC.

Effects of Transactions with Related and Certain Other Parties

In 2005 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a tax sharing agreement and the issuance of a $400.0 million senior unsecured note. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” beginning on page 34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for three months ended March 31, 2004 and 2005, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percentage Change
	As of March 31,		2005 vs.
	2004	2005	2004
Revenues:
Subscriber fees	$2,373	$4,610	94%
Advertising	23,738	33,876	43%
Film asset license fees	7,290	2,083	-71%
Total revenues	33,401	40,569	21%
Cost of Services:
Programming costs	19,023	28,022	47%
Amortization of film assets	7,330	5,681	-22%
Subscriber acquisition fee amortization	5,941	9,508	60%
Operating costs	3,925	1,796	-54%
Total cost of services	36,219	45,007	24%
Selling, general and administrative expense	12,935	13,502	4%
Marketing expense	4,121	9,830	139%
Loss from continuing operations before interest expense	(19,874)	(27,770)	40%
Interest expense	(14,218)	(16,896)	19%
Loss from continuing operations	(34,092)	(44,666)	31%
Loss from discontinued operations	(7,384)	(6,241)	-15%
Net Loss	$(41,476)	$(50,907)	23%

Other Data:
Net cash used in operating activities	$(9,184)	$(12,859)	40%
Capital expenditures	$(64)	$(248)	288%
Net cash provided by financing activities	$24,300	$21,243	-13%
Net cash used in discontinued operations	$(11,544)	$(4,997)	-57%
Total domestic day household ratings (1)(3)	0.640	0.705	10%
Total domestic primetime household ratings (2)(3)	0.882	0.962	9%

Total subscribers at period end:
Hallmark Channel – International	57,254	60,132	5%
Hallmark Channel – U.S.	57,586	67,716	18%
Total subscribers	114,840	127,848	11%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period January 1 through March 31.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2005

Revenue.

 Our revenue from continuing operations, which is comprised of subscriber fees, advertising and film asset license fees, increased 21% for the three months ended March 31, 2005. Our 94% increase in subscriber fee revenue for the three months ended March 31, 2005, was a result of the expiration of free carriage periods for certain of our domestic distributors. Many of the distribution deals we have require us to provide a period of free carriage to the cable operator. Subscriber acquisition fee expense recorded as a reduction of revenue was $3.2 million for the three months ended March 31, 2005, and $2.7 million for the comparable period in 2004. Subscribers have increased as a result of previously amended distribution agreements in the United States, which provided for incentives for growth in distribution. The ability to increase our subscriber base is important both in terms of growing our subscriber revenue and our advertising sales. Our enhanced programming schedule and increased ratings are important tools for increases in our subscriber universe.

The increase in advertising revenue to $33.9 million for the three months ended March 31, 2005, compared to $23.7 million for the three months ended March 31, 2004, reflects the following during 2005: the 18% growth in domestic subscribers; an increase in household day ratings of 10% in the United States; and an increase in advertising rates of approximately 10%. As we continue to grow distribution and ratings, we are able to attract additional advertisers to our domestic Channel, which generally puts upward pressure on advertising rates. The number of our advertisers increased from 300 at March 31, 2004, to 425 at March 31, 2005. Generally, as we have expanded our domestic subscribers and provided higher rated programming, our advertising revenues have increased. The three factors noted above, subscriber universe, ratings and advertising rates are the three critical drivers of advertising sales. We anticipate growth across each of these factors to continue.

Among the 52 ad-supported cable channels in the United States market, the Hallmark Channel ranked 9th in total day with a 0.705 household rating for the first quarter of 2005 and 15th for primetime with a 0.962 household rating for the same quarter based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network. Most of the channels that rate above the Hallmark Channel have higher levels of distribution.

Revenue from the sale of our film assets totaled $2.1 million for the three months ended March 31, 2005, compared with $7.3 million for the comparable period in 2004.  During the first quarter of 2004, the Company signed a large sale agreement with one customer, which did not occur during the first quarter of 2005. Generally, our library sales are condensed in the second half of the year as this coincides with our customers scheduling of the upcoming programming schedules.

Cost of services.  Cost of services as a percent of revenue increased to 111% in 2005, as compared to 108% in 2004. This increase was primarily due to the changes in operating expenses explained below.

Total programming costs for the three months ended March 31, 2005, increased 47% due to our focus on retaining higher quality series programming such as M*A*S*H , Judging Amy, and J.A.G. and the related amortization. In addition, the Hallmark Channel introduced the Mystery Movies in the first quarter of 2005. The series and new original Mystery Movies have been important to the Hallmark Channel in driving our ratings. In addition, the new programming schedule has been important in terms of driving increased distribution. The decrease in amortization of film assets was primarily due to a decrease in the internal use of the library assets for the three months ended March 31, 2005, substantially offset by the reduction in third party licenses of library assets. During the fourth quarter of 2004, we commenced the utilization of more movies and mini-series from our library on the domestic channel.

As noted above, the Company amended distribution agreements with multiple system operators in prior periods. Generally, our distribution agreements require the Company to pay subscriber acquisition fees to distributors for additional subscribers. Our subscribers increased from 57.6 million at March 31, 2004, to 67.7 million at March 31, 2005, and the Company incurred approximately $41.8 million of subscriber acquisition fees primarily for such additional subscribers. The Company amortizes these costs over the remaining life of the distribution agreement, which has resulted in a 60% increase in our subscriber acquisition fee amortization expense for the period ended March 31, 2005, as compared to the prior year period.

Selling, general and administrative expense.  Our selling, general and administrative expense increased 4% primarily due to an increase in consulting expense and audit fees associated with our requirements under Sarbanes-Oxley.

Marketing expense.  Our marketing expense increased 139% primarily due to the first quarter 2005 Mystery Movie marketing campaign for the Hallmark Channel. In order to build upon the success of our 2004 Holiday promotion and assist with sales in our upfront season by driving up ratings, the Company has run the Mystery Movie promotion commencing in 2005. The prior year’s marketing activity was significantly less as there were not as many tent pole programming events in the first quarter of 2004.

Interest expense.  Interest expense increased for the three months ended March 31, 2005, compared to March 31, 2004, by $2.7 million.  This increase was primarily due to interest on our $400.0 million senior unsecured note payable commencing August 5, 2003, which involves interest paid on compounded amounts and was $11.7 million for the quarter ended March 31, 2005, and $10.6 million for the quarter ended March 31, 2004.

Loss from Continuing Operations.  Loss from operations for the three months ended March 31, 2005, was $44.7 million. Loss from continuing operations for the three months ended March 31, 2004, was $34.1 million. Our loss from continuing operations increased primarily due to (1) $5.7 million increase in marketing expenses to continue to drive ratings (2) increases in loss generated from library sales and internal use of $3.6 million primarily due to incremental internal use of the film library product on the Hallmark Channels (3) increase in selling, general and administrative expense of approximately $1.0 million (4) and an increase in interest expense of $2.7 million due to relatively higher borrowings during the first quarter of 2005 as compared to the prior year period. These increases are partially offset by subscriber and advertising revenue increasing greater than programming costs.

Loss from Discontinued Operations.  Loss from discontinued operations for the three months ended March 31, 2005, was $6.2 million. Loss from discontinued operations for the three months ended March 31, 2004, was $7.4 million. Loss from discontinued operations was less for the three months ended March 31, 2005, as compared to the comparable period for 2004, because revenues were $1.2 million greater for the three months ended March 31, 2005, while expenses remained relatively level for both periods.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations was $9.2 million and $12.9 million for the three months ended March 31, 2004 and 2005, respectively, while the loss from continuing operations increased in the first quarter of 2005 by $10.6 million, substantially all of the increased loss was attributable to non-cash depreciation and amortization.

Cash used in investing activities was $64,000 and $248,000 for the three months ended March 31, 2004 and 2005, respectively.  This increase is due to a increase in capital expenditures during 2005 primarily for technical equipment and computers.

Cash provided by financing activities was $24.3 million and $21.2 million for the three months ended March 31, 2004 and 2005, respectively. During the quarters ending March 31, 2004 and 2005, we received proceeds of $14.3 million and $21.4 million, respectively, from our tax sharing agreement with Hallmark Cards. We borrowed $10.0 million under our credit facility to meet our operating demands during the first quarter of 2004.

Cash used in discontinued operations was $11.5 million and $5.0 million for the three months ended March 31, 2004 and 2005, respectively.  Cash was used primarily to fund operating expenditures related to losses from discontinued operations of $7.4 million and $6.2 million for the three months ended March 2004 and 2005, respectively. The significant decrease in cash used by discontinued operations is primarily due to a significant reduction of international payables in the first quarter of 2004. In the first quarter of 2005, the Company did not retire the same level of liabilities. This change in liability movements, coupled with management’s incremental focus on collections of accounts receivable in 2005, resulted in the $6.5 million reduction in cash utilization by the international operations.

The following table aggregates all of our contractual commitments as of March 31, 2005.

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Credit Facility and Interest Payable (a)	$310.4	$100.4	$210.0	$—	$—

Company Obligated Mandatorily Redeemable Preferred Interest	25.0	2.6	10.0	10.0	2.4

HC Crown Line of Credit	82.2	7.2	75.0	—

Senior Unsecured Note to HC Crown, including accretion	596.6	—	—	—	596.6

Capital Lease Obligations	22.8	2.5	5.0	1.6	13.7

Operating Leases	45.0	12.6	19.1	10.5	2.8

Other Obligations

Program license fees payable to non-affiliates and NICC	228.4	87.5	90.2	39.2	11.5
Program license fees payable to Hallmark Entertainment Distribution	162.8	—	162.8	—	—

Program license fees payable for future windows	154.8	94.5	28.6	19.3	12.4

Subscriber acquisition fees (b)	33.5	33.5	—	—	—

Deferred compensation and interest	2.1	—	2.1	—	—

Payable to Hallmark Entertainment affiliates	100.0	—	100.0	—	—

Total Contractual Cash Obligations	$1,763.6	$340.8	$702.8	$80.6	$639.4

(a)  The credit agreement was amended in March 2005, to among other things, change the maturity date to May 31, 2006.

The Company repaid and retired its $100.0 million term loan and repaid $95.0 million under its revolving credit facility with proceeds from the sale of its international business.

(b)  Current domestic distribution agreements could significantly increase subscriber acquisition fees payable in the future by a maximum amount of $33.4 million, which would result if 32.3 million additional subscribers were provided with the Hallmark Channel.

Cash Flows

As of March 31, 2005, the Company had $14.7 million in cash and cash equivalents on hand and $10.0 million available under its bank credit facility. As of March 31, 2005, the Company had borrowed $310.0 million under its bank credit facility, which has a maturity date of May 31, 2006. Upon the closing of the sale of the international business on April 26, 2005, the Company used the proceeds to repay $195.0 million of borrowings under its bank credit facility and to pay $14.3 million for transaction fees, restricted stock unit settlements, and employment contract terminations and severance for certain executives who were involved in the Company’s international business and not retained by the buyer. However, subsequent to the close of the transaction, the Company had borrowed $64.0 million under its bank credit facility to pay subscriber acquisition fees and license fees payable to affiliates. After these transactions were executed at May 31, 2005, the Company had outstanding borrowings under the bank credit facility of $179.0 million and had $41.0 million available under the bank credit facility. Forty million of the availability is subject to the approval of Hallmark Cards prior to the Company being able to draw such funds. In addition, as of May 31, 2005, the Company had $24.6 million of cash and cash equivalents.

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

Due to the delay in filing this quarterly report on Form 10-Q, the Company breached a reporting covenant of the bank credit facility. The Company obtained a waiver for such covenant violation, subject to the filing of this interim report on Form 10-Q prior to June 30, 2005.

In connection with the Company’s business strategy, the Company expects to continue making investments in programming and distribution during 2005. If necessary, the Company may reduce some of this anticipated spending in 2005. The Company’s principal uses of funds during 2005 are expected to include the payment of operating expenses, licensing of programming, subscriber acquisition fees, and interest under its bank credit facility.

The Company currently believes that cash on hand, remaining availability under its bank credit facility (drawings subject to approval of Hallmark Cards) and payments anticipated under the tax sharing agreement with Hallmark Cards, all of which are currently its principal sources of funds, will be sufficient to fund the current level of operations and meet its liquidity needs through at least the maturity date of its credit facility. As noted above, Hallmark Cards is required to approve borrowings under our $220.0 million bank credit facility in excess of $180.0 million. Crown Media Holdings has to date not requested Hallmark Cards to approve such drawing of funds; however, we anticipate that we will require such additional capacity and will require approval of Hallmark Cards during 2005. There can be no assurance that Hallmark Cards will approve such additional drawings and, if such drawings are not approved, the Company will need alternative sources of funding or to significantly curtail expenses.

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

Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement

For information regarding our Bank Credit Facility, HC Crown Loans and Tax Sharing Agreement, please see “Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement” beginning on page 45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC.

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

Both our international and domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of March 31, 2005, we had an accumulated deficit of approximately $1.4 billion, total stockholders’ equity of approximately $24.6 million, goodwill of approximately $314.0 million, and film assets of $445.8 million.

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

We have a substantial amount of indebtedness. As of March 31, 2005, our total debt was $894.6 million and we had $14.7 million of cash and cash equivalents. In addition, we may borrow the remaining $10.0 million available borrowing under our bank credit facility to cover the negative cash flow resulting from our current operations. Subject to restrictions under our debt agreements, we may also seek equity or debt financing from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes.

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

Because we currently operate at a loss, we may have a negative cash flow and any unanticipated significant expense or any development that hampers our growth in revenue or decreases any of our revenue, would result in the need for additional external funds in order to continue operations. We have no arrangements for any external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders.

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

We currently acquire library programming, new productions and first-run presentations pursuant to our program license agreement with Hallmark Entertainment Distribution.  However, Hallmark Entertainment Distribution is not required to deliver a specific minimum number of programs.  We could be forced to develop and produce or acquire alternative programming if we no longer receive as many programs from Hallmark Entertainment Distribution as we have in prior years and, without adequate notice, this could negatively impact our ability to effectively program our Channels.

We could lose the right to use the name “Hallmark” because we have limited-duration trademark license agreements, which could harm our business.

We license the name “Hallmark” from Hallmark Licensing, Inc., a subsidiary of Hallmark Cards, for various uses, including the name of our domestic channel and the Hallmark Movie Channel. This license will expire on September 1, 2005. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including our failure to meet minimum programming thresholds dependent on programming provided by affiliates of Hallmark Cards or to comply with Hallmark Cards’ programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue.

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

If the Network Operations Center fails or its operations are disrupted, our costs could increase and our growth could be hindered.

We are currently using the Network Operations Center for the origination and playback of signals for the Hallmark Channel. Like other single-point facilities, the Network Operations Center is subject to interruption from fire, tornadoes, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the Network Operations Center’s services. We have certain backup facilities. Any significant interruption at the Network Operations Center affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

As part of the completion of the sale of our international business, the buyer of the business acquired the Network Operations Center, but we continue to use the Network Operations Center for the distribution of our domestic channel pursuant to a service agreement, and we depend upon the buyer in providing these services for our domestic Channel. Any significant interruption of such services affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

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

Distributors in the United States may attempt to pressure pay TV channels with lower viewership, such as our domestic Hallmark Channel, to accept decreasing amounts for subscriber fees, to pay higher subscriber acquisition fees or to allow carriage of the channel without the payment of subscriber fees. Factors that may lead to this pressure include the number of competing pay TV channels, the limited space available on services of distributors in the United States and the desire of distributors to maintain or reduce costs. Any reduction in subscriber fees revenue now or in the future could have a material impact on our ability to achieve profitability and cash flow.

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

If, as a provider of television channels, we fail to comply with applicable present or future government regulations in the United States, we could be prohibited from operating and could be subject to monetary fines, either of which would increase our operating costs, reduce our revenue and limit our ability to achieve profitability.

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

Available Information

We will make available free of charge through our website, www.hallmarkchannel.com, the Annual Report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2005, the decline of the fair value of the fixed income portfolio would not be material.

As of March 31, 2005, our cash, cash equivalents and short-term investments had a fair value of $14.7 million, which were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At March 31, 2005, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three months ended March 31, 2005, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of March 31, 2005, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $14.7 million, or less than 1% of total assets, as of March 31, 2005. Our material liabilities subject to interest rate risk consisted of capital lease obligations, our bank credit facility, our line of credit with HC Crown and our note payable to HC Crown. The balance of those liabilities was $882.4 million, or 58% of total liabilities, as of March 31, 2005. Net interest expense for the three months ended March 31, 2005, was $16.9 million, 42%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

Item 4.  Controls and Procedures.

a.  Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

b.  Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

c.  Remediation Steps

In the second quarter of 2005, the Company commenced the implementation of the following remediation steps to address the material weaknesses outlined in our Annual Report on Form 10-K:

•       The Company engaged consultants to assist with the first quarter 2005 accounting for complex non-recurring transactions and to review calculations, including calculations imbedded in spreadsheets. The Company also plans to retain consulting services to serve as contemporaneous, technical resources to review, evaluate and provide guidance on the most appropriate accounting treatment for complex, non-recurring transactions.

•       The Company will adopt more stringent procedures for the review of computational and mathematical accuracy of valuation spreadsheets.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2005, we received a letter from National Interfaith Cable Coalition, Inc. threatening litigation in regard to an Amendment dated February 22, 2001 to the Amended and Restated Company Agreement of Crown Media United States.  The Amendment is described below in Note 11 to the Notes to Unaudited Consolidated Financial Statements.  The letter claims that, among other things, the Company and Hallmark Entertainment, Inc. have not honored their commitments relating to the production and financing of certain NICC and “faith and values” programming for broadcast on the Hallmark Channel in the United States.   NICC alleges that we and HEI have materially breached the Amendment, causing substantial damages to NICC in an amount which exceeds $100.0 million.  The letter further indicates that NICC intends to file litigation for breaches of the Amendment unless we agree, by June 1, 2005, to enter into a new, extended agreement with NICC for the production, promotion and funding of programming.  There was no such agreement on June 1, 2005. We believe that the Company and HEI are in compliance with the Amendment.  We cannot, however, predict at this time whether the letter will result in litigation, an amendment or other resolution. Accordingly, we have not provided for any amount of loss in our condensed consolidated financial statements for this matter.

Item 6.  Exhibits

(a)

INDEX TO EXHIBITS

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ DAVID J. EVANS	Director and Principal	June 13, 2005
	David J. Evans	Executive Officer

By:	/s/ WILLIAM J. ALIBER	Principal Financial and	June 13, 2005
	William J. Aliber	Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
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