Form 10-Q
period 2005-06-30
CROWN MEDIA HOLDINGS INC
filed 2005-08-09
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 5, 2005, the number of shares of Class A Common Stock, $.01 par value outstanding was 73,938,337, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

TABLE OF CONTENTS

PART I	Financial Information

Item 1	Financial Statements (Unaudited)
CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets – December 31, 2004 and June 30, 2005 (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) - Three and Six Months Ended June 30, 2004 and 2005
Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2004 and 2005
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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of	As of
	December 31,	June 30,
	2004	2005

ASSETS

Cash and cash equivalents	$12,102	$5,570
Accounts receivable, less allowance for doubtful accounts of $6,695 and $3,345, respectively	75,459	57,946
Program license fees — affiliates	40,048	29,621
Program license fees — non-affiliates	78,823	61,305
Subtitling and dubbing, net	1,143	—
Receivable from affiliate	16,644	22,017
Receivable from buyer of international business	—	2,542
Prepaid and other assets	13,887	9,466
Total current assets	238,106	188,467

Accounts receivable	6,798	8,756
Program license fees — affiliates	59,987	60,864
Program license fees — non-affiliates	135,372	144,920
Subtitling and dubbing	1,583	—
Film assets, net	599,013	438,250
Subscriber acquisition fees, net	120,013	99,651
Property and equipment, net	32,829	20,301
Goodwill	314,033	314,033
Prepaid and other assets	5,034	13,556
Total assets	$1,512,768	$1,288,798

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of	As of
	December 31,	June 30,
	2004	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Accounts payable and accrued expenses	$40,228	$24,801
Liability for restricted stock units	13,649	6,833
Subscriber acquisition fees payable	35,223	10,622
License fees payable to affiliates	—	2,905
License fees payable to non-affiliates	79,815	66,875
Payables to affiliates	13,512	15,551
Payables to buyer of international business	—	8,673
Credit facility and interest payable	479	179,162
Capital lease obligations	2,276	585
Deferred revenue	612	1,160
Deferred credit from technical services agreement	—	1,020
Total current liabilities	185,794	318,187

Accrued expenses	21,617	25,178
Subscriber acquisition fees payable	678	—
License fees payable to affiliates	151,980	138,261
License fees payable to non-affiliates	111,761	127,936
Line of credit and interest payable to HC Crown	81,067	83,449
Payable to Hallmark Entertainment affiliates	100,000	100,000
Payable to buyer of international business	—	10,100
Senior unsecured note to HC Crown, including accrued interest	460,930	484,553
Credit facility	310,000	—
Capital lease obligations	22,817	16,484
Company obligated mandatorily redeemable preferred interest	11,488	12,846
Deferred credit from technical services agreement	—	5,709
Total liabilities	1,458,132	1,322,703
Commitments and contingencies (note 15)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, $.01 par value; 200,000,000 shares authorized; 73,863,037 shares and 73,936,925 shares issued and outstanding as of December 31, 2004, and June 30, 2005, respectively	739	739
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2004, and June 30, 2005	307	307
Additional paid-in capital	1,365,450	1,387,505
Accumulated other comprehensive income	3,434	—
Accumulated deficit	(1,315,294)	(1,422,456)
Total stockholders’ equity (deficit)	54,636	(33,905)
Total liabilities and stockholders’ equity (deficit)	$1,512,768	$1,288,798

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Revenue:
Subscriber fees	$2,971	$4,193	$5,344	$8,803
Advertising	26,013	37,635	49,401	70,968
Advertising by Hallmark Cards	444	482	794	1,025
Film asset license fees	963	3,169	8,253	5,252
Other revenue	—	213	—	213
Total revenue, net	30,391	45,692	63,792	86,261
Cost of Services:
Programming costs:
Affiliates	7,845	10,202	15,235	20,093
Non-affiliates	12,208	18,211	23,841	36,342
Amortization of film assets	1,347	13,664	8,677	19,345
Subscriber acquisition fee amortization expense	6,091	8,695	12,032	18,203
Other cost of services	248	4,730	4,173	6,526
Total cost of services	27,739	55,502	63,958	100,509
Selling, general and administrative expense	11,856	14,619	23,107	26,771
Marketing expense	6,215	7,420	10,336	17,250
Depreciation and amortization expense	1,627	1,182	3,311	2,532
Loss from continuing operations before interest expense and income tax provision	(17,046)	(33,031)	(36,920)	(60,801)
Interest expense	(14,393)	(17,444)	(28,611)	(34,340)
Loss from continuing operations before income tax provision	(31,439)	(50,475)	(65,531)	(95,141)
Income tax provision	—	(6)	—	(6)
Loss from continuing operations	(31,439)	(50,481)	(65,531)	(95,147)
Loss from discontinued operations, net of tax	(9,148)	(4,425)	(16,532)	(10,666)
Loss from sale of discontinued operations, net of tax	—	(1,349)	—	(1,349)
Net loss	$(40,587)	$(56,255)	$(82,063)	$(107,162)
Other comprehensive income (loss):
Foreign currency translation adjustment	30	(2,939)	481	(3,434)
Comprehensive loss	$(40,557)	$(59,194)	$(81,582)	$(110,596)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,533	104,551	104,533	104,542
Loss from continuing operations, basic and diluted	(0.30)	(0.48)	(0.63)	(0.91)
Loss from discontinued operations, basic and diluted	(0.09)	(0.06)	(0.16)	(0.12)
Net loss per share, basic and diluted	$(0.39)	$(0.54)	$(0.79)	$(1.03)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,063)	$(107,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	16,532	10,666
Loss from sale of discontinued operations	—	1,349
Depreciation and amortization	69,351	103,934
Accretion on company obligated mandatorily redeemable preferred interest	1,073	1,358
Provision for allowance for doubtful accounts (recoveries)	(1,014)	1,117
Stock-based compensation	5,811	5,243
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,348)	(2,539)
Increase in receivable from buyer of international business	—	(1,042)
Additions to program license fees	(27,915)	(85,229)
Additions to subscriber acquisition fees	(13,319)	(4,426)
Increase in prepaids and other assets	(2,883)	(12,385)
Increase (decrease) in accounts payable and accrued liabilities	(23,392)	3,966
Increase in interest payable	22,948	26,210
Increase (decrease) in subscriber acquisition fees payable	9,796	(25,278)
Increase (decrease) in license fees payable to affiliates	14,259	(10,814)
Increase (decrease) in payables to affiliates	1,378	(3,333)
Increase in deferred revenue	103	554
Net cash used in continuing operating activities	(15,683)	(97,811)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(683)	(558)
Payments to buyer of international business	—	(5,843)
Proceeds from disposition of international business, net of funds transfer fees	—	221,979
Net cash provided by (used in) investing activities	(683)	215,578
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	—	643
Proceeds from tax sharing agreement with Hallmark Cards	23,600	21,400
Borrowings under the credit facility	10,000	64,000
Principal payments on the credit facility	—	(195,000)
Principal payments on capital lease obligations	—	(295)
Net cash provided by (used in) financing activities	33,600	(109,252)
NET CASH USED IN DISCONTINUED OPERATIONS	(12,509)	(14,758)
Effect of exchange rate changes on cash	479	(289)
Net increase (decrease) in cash and cash equivalents	5,204	(6,532)
Cash and cash equivalents, beginning of period	4,306	12,102
Cash and cash equivalents, end of period	$9,510	$5,570
Supplemental disclosure of certain cash and non-cash activities:
Interest paid	$6,743	$8,295
Income taxes paid	$944	$846
Payable to buyer of international business	$—	$24,616
Prepayment on technical services agreement	$—	$12,643
Deferred credit from technical services agreement	$—	$7,029

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2004 and 2005

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

Sale of the International Business

In April 2005, the Company completed the sale of its international business to a group of investors comprised of Equity Partners, 3i and U.K. executive David Elstein (collectively, “Sparrowhawk,” the “buyer” or the “buyer of international business”). The sale included the international versions of the Hallmark Channel distributed outside the United States, the international rights to over 580 titles in the Crown Media film library, and the Network Operations Center based in Denver, Colorado.  The Company received cash proceeds of $209.3 million, net of the prepayment described below, and recognized an accounting loss of $1.3 million from the sale. Approximately $4.7 million of transaction costs were incurred by the Company as a result of the sale.

In accordance with the conditions of the sale, the Company has accrued $24.6 million which represents the estimated present value of the cash that is expected to be paid to or on behalf of the buyer at various times through December 31, 2015.  Included in this amount is $16.7 million of estimated payments, which was determined using the contractual lease payments due on certain lease arrangements that were assumed by the buyer. Payments to the buyer are due at or about the same time the buyer is obligated to pay the lessor.  In addition, the Company agreed to pay the buyer approximately $3.2 million in cash, which was determined as the difference between $4.0 million and the estimated net realizable value of receivables of $0.8 million.  Also, the Company has estimated a liability of approximately $4.5 million to pay the estimated residual and participation costs that the buyer would otherwise be obligated to pay to third parties through April 2015.  The amount of this liability could fluctuate based upon the actual internal usage or sales of these films by the buyer. During the second quarter of 2005, the Company paid $5.8 million towards these obligations. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of discontinued operations in future periods.

The Company will continue to use the Network Operations Center sold to Sparrowhawk for the distribution of the domestic channel pursuant to a $25.3 million, seven year technical services agreement with the buyer. The Company made a prepayment under the technical services agreement to the buyer in the amount of $12.7 million upon closing of the sale transaction and the balance is payable monthly in equal installments through the expiration of the agreement. The unused portion of the prepayment is classified as Prepaid and Other Assets in the accompanying condensed consolidated balance sheet and will be amortized to operating expense over the life of the contract. A deferred credit of $7.0 million ($6.7 million as of June 30, 2005) was recorded to reflect the amount by which the $25.3 million contract exceeded the estimated fair value of the related services. The deferred credit will be amortized over the life of the contract, resulting in a reduction of operating expenses in future periods.

Subsequent to the sale, the Company has no continuing economic involvement with the operations of the international business.

Liquidity

As of June 30, 2005, the Company had $5.6 million in cash and cash equivalents on hand and $41.0 million available under its bank credit facility. Forty million of the availability is subject to the approval of Hallmark Cards prior to the Company being able to draw such funds. As of June 30, 2005, the Company had borrowed $179.0 million under its bank credit facility, which matures May 31, 2006.

The Company’s principal sources of funds are currently available cash on hand, periodic tax sharing payments, and amounts available for borrowing under its bank credit facility. However, the Company expects that cash payments under the tax sharing agreement with Hallmark Cards during the remainder of 2005 will be less than prior periods as a result of the taxable gain anticipated on the sale of the international business.

In connection with the Company’s business strategy, the Company expects to continue making investments in programming and distribution during the next twelve months ending June 30, 2006. However, because of the near-term liquidity issues as reflected herein, absent financial assistance from Hallmark Cards, in order to preserve cash and stay in operation, the Company will need to reduce some of this anticipated spending in the near term. The Company’s principal uses of funds for the remainder of 2005 are expected to include the payment of operating expenses, licensing of programming, subscriber acquisition fees and interest under its bank credit facility.

The Company currently believes that cash on hand and the remaining availability under its bank credit facility (assuming that Hallmark Cards approves additional borrowings), both of which are currently its principal sources of funds, and periodic payments under the tax sharing agreement, will be sufficient to fund the current level of operations and meet its liquidity needs through the maturity date of its bank credit facility (May 31, 2006). As noted above, Hallmark Cards is required to approve borrowings under our $220.0 million bank credit facility in excess of $180.0 million. To date, Crown Media Holdings has not requested Hallmark Cards to approve such drawing of funds; however, we anticipate that we will require such additional liquidity and will request approval of Hallmark Cards during the final six months of 2005. There can be no assurance that Hallmark Cards will approve such additional drawings and, if such drawings are not approved, the Company will need alternative sources of funding or will need to significantly curtail expenses or programming acquisitions and payments.

Due to the Company’s liquidity needs, the Company anticipates that prior to August 31, 2006, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the license fees ($138.3 million at June 30, 2005) and other amounts ($100.0 million at June 30, 2005) payable to affiliates of Hallmark Cards.  In the alternative or as part of a combination of actions, the Company may seek, among other things, to issue additional equity or debt securities to raise capital for the repayment of those obligations and for other future cash needs.

If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit, Hallmark Cards would acquire all obligations and the rights of the lending banks under the bank credit facility.  In that event, Hallmark Cards could demand payment of outstanding amounts at any time.  However, Hallmark Cards has also confirmed to the Company that it will not request any reimbursement of amounts drawn on such letter of credit prior to August 31, 2006.  Hallmark Cards also confirmed that it and its wholly-owned subsidiaries will not request payment of the license fees and other amounts payable to affiliates of Hallmark Cards prior to August 31, 2006 (see note 9).

As consideration for extending the demand period for the possible reimbursement of amounts drawn on the letter of credit supporting the credit facility and the payment of license fees up to $150.0 million and other amounts up to $100.0 million payable to Hallmark affiliates, the Company agreed, if so requested by Hallmark Cards, to convert its license fees payable to Hallmark affiliates, which were approximately $138.3 million at June 30, 2005, to a promissory note bearing interest at LIBOR plus 3% per annum (or another market appropriate rate for the Company).  The term of the promissory note would begin on August 1, 2005, or other date acceptable to Hallmark Cards and the Company’s banks, and would be payable in full on August 31, 2006.  The conversion of the non-interest bearing license fees payable to an interest bearing promissory note would be subject to the approval of the lenders in the bank syndicate to the credit facility.

Upon the maturity of the credit facility on May 31, 2006, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards described in note 9, but instead to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings could affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, the Company would consider various alternatives as indicated above, including, among other things, extending or refinancing the bank credit facility or raising additional capital through the issuance of equity or debt securities.

The outstanding borrowings under the credit facility of $179.0 million at June 30, 2005, have been classified as a current liability.  Such balance sheet classification was deemed necessary as the bank has the right, at the maturity date, at its discretion, to either draw upon the outstanding letter of credit supplied by Hallmark Cards in order to receive payment in full of the outstanding principal amount under the credit facility (see note 9) or to initiate other actions including foreclosure of the Company’s assets. As this is outside the control of the Company, the obligation does not meet the requirements as long-term debt even though Hallmark Cards has committed to not request reimbursement from the Company prior to August 31, 2006 in the event the banks exercise their rights under the irrevocable letter of credit described in note 9.

The Company’s liquidity is also affected by cash generated from operations.  As a result, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse operating conditions would impact the Company’s liquidity and its ability to fund the current level of operations.

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

In February 2005, the Company signed a definitive agreement to complete the sale of its international business and, accordingly, classified the operating results of the international business as discontinued operations in the accompanying statements of operations for all periods presented. The Company’s discontinued operations consisted of the international channel operations and the international rights to the film library assets.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as customer retention patterns, allowance for bad debts, useful lives of assets, ultimate revenue used in the film asset amortization calculations, cash flow projections used in various asset valuations, income taxes, reserves and other provisions for contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from these estimates.

Film Assets and Film Library Impairment

The Company amortizes its film assets using the individual-film-forecast-computation method over a maximum period of 9.25 years from the date of acquisition. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated ultimate future revenues.

On a quarterly basis, the Company assesses whether events or circumstances have changed indicating that the fair value of a film is lower than its unamortized cost or carrying value. If the carrying value of any individual film asset exceeds its fair value, the film asset is written-down to its estimated fair value. A discounted cash flow model, based on management’s anticipated ultimate future revenue of the film, is used to estimate the fair value of the individual films. The Company considers the following factors, among others, in estimating ultimate future revenue for each film:  (a) the film’s performance in historical markets, (b) the public’s perception of the film’s story, cast, director, or producer, (c) historical results of similar films, (d) historical results of the cast, director, or producer on prior films, and (e) running time of the film.  In estimating a film’s fair value, the Company considers those cash outflows necessary to generate the film’s cash inflows such as exploitation, residual and participation costs and taxes.  The discount rate used in the Company’s discounted cash flow model is based upon management’s estimate of the rate a lender would require related to the risks and uncertainties surrounding the timing and probability of the cash flow estimates.

The Company reviews its estimates of ultimate future revenues and participation costs as of each reporting date to reflect currently available information. Estimated ultimate future revenues are based on the history of each film and similar films, sales and marketing plans, and other factors, all of which require significant judgment and estimation by management. Differences between amortization expense determined using the new estimates and any amounts previously expensed during that current fiscal year are charged or credited to the statement of operations in the period in which the estimates are revised.

For use of the film assets on the Hallmark Channel and the Hallmark Movie Channel, the Company estimates the fair value of the internal usage based upon the portion of the film’s ultimate revenues attributable to the term of the license window. The Company first calculates the amount of cost attributable to the internal use using the individual-film-forecast-computation method described above and then expenses such amounts ratably over the term of the license window.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends and current anticipated economic conditions in each country in which the Company derives its revenue.  The Company’s bad debt recovery was $2.0 million and $1.0 million for the three and six months ended June 30, 2004, respectively. The Company’s bad debt expense was $2.1 million and $1.1 million for the three and six months ended June 30, 2005.

Program License Fees

Program license fees are paid in connection with the acquisition of the rights to air programs acquired from others. Program rights are generally deferred and then amortized on a straight-line basis over their contractual license periods or anticipated usage. Crown Media Holdings periodically evaluates the realizability of these deferred license fees in relation to the estimated future revenues.

Estimates of net realizable value for program license fees are determined using future estimated advertising revenues and anticipated patterns of programming usage on a day part basis as it pertains to programming licensed to the channel. These estimates of expected annual future estimated revenues are compared to net book value of the program license fee assets to determine if the programming assets are expected to be recovered. Where the analysis indicates the costs are in excess of the estimated net realizable value, additional amortization is provided.

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

Subscriber acquisition fees are amortized over the contractual life of the distribution agreements (ranging from 4 to 9 years) as a reduction of subscriber fee revenue. If the amortization expense exceeds the subscriber fee revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically by comparing the net carrying amount to the estimates of future subscriber fee and advertising revenues. It also assesses the recoverability when events such as changes in distributor relationships occur or other indicators suggest impairment.

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

Goodwill is reviewed for impairment annually on November 30 or whenever an event occurs or circumstances change that indicates fair value might be below carrying value. Goodwill is carried at historical cost if the estimated fair value is greater than the carrying amounts. However, if estimated fair value is less than the carrying amount, goodwill is reduced to estimated fair value through an impairment charge to the Company’s consolidated statements of operations.

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

Advertising revenue and expenses in barter transactions are recorded at the fair value of the advertising provided. The fair value is determined based upon amounts recently received in cash for similar advertisements from buyers unrelated to the other party in the barter transaction. If there are no recent indications of fair value via cash transactions, no revenue is recognized.

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

Had compensation expense for these plans been determined consistent with SFAS No. 123, Crown Media Holdings’ net loss and loss per share would have been increased to the following pro forma amounts for the three and six months ended June 30, 2004 and 2005:

Pro Forma Effects

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net loss	$(40,587)	$(56,255)	$(82,063)	$(107,162)
Pro forma stock options expense at estimated fair value	(646)	(93)	(1,323)	(261)
Stock plan expense included in net loss	—	7	—	14
Pro forma net loss	$(41,233)	$(56,341)	$(83,386)	$(107,409)
Weighted average shares	104,533	104,551	104,533	104,542
Pro forma net loss per share, basic and diluted	$(0.39)	$(0.54)	$(0.80)	$(1.03)

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 1.4 million and 1.2 million stock options for both the three and six months ended June 30, 2004 and 2005, respectively, have been excluded from the calculations of loss per share because their effect would have been antidilutive.

Translation of Foreign Currency

Through April 26, 2005, the balance sheets and statements of operations of certain Crown Media Holdings’ foreign subsidiaries were measured using local currency as the functional currency. Revenues, expenses and cash flows of such subsidiaries were translated into United States dollars at the average exchange rates prevailing during the period. Assets and liabilities were translated at the rates of exchange at the balance sheet date. Translation gains and losses were deferred as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses recorded upon the remeasurement of financial assets and liabilities denominated in currencies other than the functional currency of the subsidiary were included in determining net loss for the period. In conjunction with the sale of the international business, the cumulative foreign currency translation gain of approximately $3.1 million was realized as a component of the loss on sale of discontinued operations in the accompanying consolidated statement of operations.

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

3. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of June 30,
	2004	2005
	(In thousands)
Subscriber acquisition fees, at cost	$236,447	$240,873
Accumulated amortization	(116,434)	(141,222)
Subscriber acquisition fees, net	$120,013	$99,651

Of the net balance at June 30, 2005, the Company expects $21.9 million will be recognized as a reduction of subscriber fee revenue and $77.8 million will be recognized as subscriber acquisition fee expense in future periods.

As of December 31, 2004, and June 30, 2005, the consolidated balance sheets also reflect subscriber acquisition fees payable of $35.9 million and $10.6 million, respectively. For the three months ended June 30, 2004 and 2005, Crown Media United States made cash payments of $984,000 and $25.9 million, respectively. For the six months ended June 30, 2004 and 2005, Crown Media United States made cash payments of $3.5 million and $29.8 million, respectively.

4. Program License Fees

Program license fees are comprised of the following:

	As of December 31, 2004	As of June 30, 2005
	(In thousands)
Program license fees — Hallmark Entertainment Distribution	$144,848	$130,386
Program license fees — NICC	2,448	9,465
Program license fees — other affiliates	5,906	5,594
Program license fees — non-affiliates	329,021	328,601
Program license fees, at cost	482,223	474,046
Accumulated amortization	(167,993)	(177,336)
Program license fees, net	$314,230	$296,710

Amortization of program license fees for continuing operations, which is included as a component of programming cost in the accompanying consolidated statements of operations, was $20.1 million and $28.4 million for the three months ended June 30, 2004 and 2005, respectively, and $39.1 million and $56.4 million for the six months ended June 30, 2004 and 2005, respectively.

At December 31, 2004, and June 30, 2005, $7.7 million and $2.6 million of program license fees, respectively, were included in prepaid and other assets on the accompanying condensed consolidated balance sheets as the Company had made payments, but the airing windows had not commenced.

License fees payable are comprised of the following:

	As of December 31, 2004	As of June 30, 2005
	(In thousands)
License fees payable — Hallmark Entertainment Distribution	$151,980	$138,261
License fees payable — NICC	—	2,905
License fees payable — non-affiliates	191,576	194,811
Total license fees payable	343,556	335,977
Less current maturities	(79,815)	(69,780)
Long-term license fees payable	$263,741	$266,197

5. Property and Equipment

Property and equipment are comprised of the following:

	As of December 31,	As of June 30,	Depreciable Life
	2004	2005	(In years)
	(In thousands)
Technical equipment and computers	$38,947	$14,707	3-5
Leased assets	30,615	17,363	8-15
Furniture, fixtures and equipment	2,078	1,219	5
Leasehold improvements	10,402	3,329	3-7
Construction-in-progress	161	194
Property and equipment, at cost	82,203	36,812
Accumulated depreciation	(49,374)	(16,511)
Property and equipment, net	$32,829	$20,301

Depreciation expense related to property and equipment was $886,000 for both the three months ended June 30, 2004 and 2005, respectively. Depreciation expense related to property and equipment was $1.8 million for both the six months ended June 30, 2004 and 2005, respectively.

Software and other intangible assets of $3.2 million and $2.2 million as of December 31, 2004, and June 30, 2005, respectively, have been included in prepaid and other assets in the accompanying condensed consolidated balance sheets.

6. Reorganization

In October 2002, the Company reorganized its operations in order to concentrate its efforts on the Hallmark Channel in the U.S.  The following table displays the activity and balances of the reorganization accrual account from December 31, 2003, to June 30, 2005, which is included in the current portion of accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

			Satellite and
	Severance	Facilities	Transponder	Total
	(In thousands)

Balance at December 31, 2003	$4	$1,523	$13,511	$15,038

Adjustments due to change in estimates, net	(4)	(126)	(301)	(431)

Payments	—	(337)	(3,550)	(3,887)
Balance at December 31, 2004	—	1,060	9,660	10,720

Payments		(60)	(720)	(780)
Contracts assumed by buyer of international business	—	(1,000)	(8,671)	(9,671)
Balance at June 30, 2005	$—	$—	$269	$269

7. Credit Facility

The Company has a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to the Company a secured revolving credit facility of up to $220.0 million.  The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment on March 1, 2005.  The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.  The original bank credit facility encompassed a term loan of $100.0 million and a revolving line of credit of $220.0 million, inclusive of up to $20.0 million of letters of credit available to be issued at the Company’s request.  Upon the consummation of sale of the international business, the Company repaid and retired the $100.0 million term loan along with $95.0 million on the revolving line of credit under the credit facility. The credit facility now consists of the revolving line of credit of $220.0 million, which includes up to $20.0 million of letters of credit.  In addition, following such closing, any borrowings by the Company of amounts in excess of the $180.0 million under the revolving line of credit will require approval of Hallmark Cards.

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

As of March 1, 2005, we entered into Amendment No. 8 to the agreement for our bank credit facility.  This amendment extended the maturity date to May 31, 2006, as well as made a number of other significant changes to the bank credit facility including elimination of certain financial covenants, changes to and waivers of financial covenants concerning 2004 violations and the future compliance, and a reduction in the interest rates and commitment fees under the credit facility. See “Hallmark Letter of Credit” in note 9 below regarding an irrevocable letter of credit of Hallmark Cards issued as credit support for obligations under the credit facility.

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

At December 31, 2004, and June 30, 2005, Crown Media Holdings had outstanding borrowings of $310.0 million and $179.0 million, respectively, under the credit facility and there were no letters of credit outstanding. At June 30, 2005, the entire outstanding balance bore interest at the Eurodollar rate (4.33% at June 30, 2005). Interest expense on borrowings under the credit facility for the three months ended June 30, 2004 and 2005, was $3.3 million, and $2.0 million, respectively, and for the six months ended June 30, 2004 and 2005, interest expense was $6.4 million, and $5.9 million, respectively.

8.  Classification of Credit Facility as a Current Liability

The outstanding borrowings under the credit facility of $179.0 million at June 30, 2005, have been classified as a current liability.  Such balance sheet classification was deemed necessary as the bank has the right, at the maturity date, at its discretion, to either draw upon the outstanding letter of credit supplied by Hallmark Cards in order to receive payment in full of the outstanding principal amount under the credit facility (see note 9) or to initiate other actions including foreclosure of the Company’s assets. As this is outside the control of the Company, the obligation does not meet the requirements as long-term debt even though Hallmark Cards has committed to not request reimbursement from the Company prior to August 31, 2006 in the event the banks exercise their rights under the irrevocable letter of credit described in note 9.

9.  Related Party Long-Term Obligations

Hallmark Letter of Credit

Pursuant to Amendment No. 8 to the bank credit facility, Hallmark Cards provided an irrevocable letter of credit issued to JP Morgan Chase Bank by Citibank, N.A. in the amount of $320.0 million, as credit support for the Company’s obligations under the credit facility.  The letter of credit was reduced to $220.0 million upon the consummation of the sale of the Company’s international business and the reduction of the aggregate outstanding credit exposure of its lenders to $220.0 million.  Drawdowns under the letter of credit may be made for amounts due and payable under the credit facility. Amounts in excess of $180.0 million require the concurrence of Hallmark Cards.  Any proceeds received by JP Morgan Chase Bank from drawing under this support letter of credit will not be applied to repay the Company’s obligations, but will be used to purchase on the part of Hallmark Cards from the bank lenders subordinated participations in our obligations under its bank credit facility, junior in payment to the bank lenders under the bank credit facility.  The support letter of credit automatically expires on May 31, 2006. The Company pays to Hallmark Cards, as compensation for the support letter of credit, the amounts resulting from the 2% reduction in the interest rate and the 0.3% reduction in the commitment fee payable by the Company under the bank credit facility as provided in Amendment No. 8.

Senior Unsecured Note

In August 2003, the Company issued a senior unsecured note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

The senior unsecured note payable to HC Crown does not require cash payments until August 2007. Instead, the principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007.  From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the senior unsecured note to HC Crown.  The note matures on August 5, 2011, and is pre-payable by Crown Media Holdings at any time after August 5, 2004, without penalty. At December 31, 2004 and June 30, 2005, $460.9 million and $484.6 million, respectively, of principal and accrued interest were included in the senior unsecured note payable in the accompanying condensed consolidated balance sheet. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company’s stock, investments in other parties and the incurrence of liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Line of Credit Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown maturing on the earlier of six months from the termination of the credit facility or December 21, 2007.  This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent, payable quarterly. At both December 31, 2004, and June 30, 2005, borrowings under the note were $75.0 million. Accrued interest on the note of $6.1 million and $8.4 million are included in line of credit and interest payable to HC Crown as of December 31, 2004, and June 30, 2005, respectively, on the accompanying condensed consolidated balance sheets.

Hallmark Obligations

By a letter dated August 1, 2005, which supplemented a previous letter dated February 28, 2005, Hallmark Cards confirmed to the Company that neither Hallmark Cards nor any of its wholly-owned subsidiaries would demand payment from the Company until August 31, 2006, at the earliest, on (1) license fees and intercompany payables outstanding as of December 31, 2004, and June 30, 2005, and (2) any reimbursements on the letter of credit supporting the bank line of credit if drawn to pay the bank credit facility which matures on May 31, 2006. Therefore, the Company has classified the license fees and payables to Hallmark affiliates as non-current liabilities on the accompanying condensed consolidated balance sheet.

10. Related Party Transactions

Tax Sharing Agreement

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “tax sharing agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return.  Accordingly, Hallmark Cards has benefited from past tax losses and will benefit from future federal tax losses, which may be generated by Crown Media Holdings.  Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized or realizable by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer.  Under the tax sharing agreement, at Hallmark Cards’ option, the non-interest bearing balance of the 25% in federal tax benefits may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. As of June 30, 2005, Hallmark Cards has not exercised this option.

The Company received $9.3 million and $0 under the tax sharing agreement during the three months ended June 30, 2004 and 2005, respectively. The Company received $23.6 million and $21.4 million under the tax sharing agreement during the six months ended June 30, 2004 and 2005, respectively. These receipts have been recorded as an addition to paid-in capital. The Company estimates that a gain will be recognized on the sale of the international business for income tax purposes, which will reduce current period operating losses and will also reduce the tax sharing payments expected to be received in 2005.

Costs Incurred on Crown Media Holdings’ Behalf

Since inception, Hallmark Entertainment has at times paid certain costs on behalf of Crown Media Holdings. Non-interest bearing unreimbursed costs of $4.5 million and $5.1 million are included in payable to affiliates in the accompanying condensed consolidated balance sheets as of December 31, 2004, and June 30, 2005, respectively.

Services Agreement with Hallmark Cards

Crown Media Holdings entered into an Intercompany Services Agreement with Hallmark Cards, effective January 1, 2003, under which Hallmark Cards agreed for a term of three years to provide Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services.  Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. However, the Company has not been paying these amounts as they are due. For each of the three months ended June 30, 2004 and 2005, Crown Media Holdings had accrued $129,000 under the agreement. For each of the six months ended June 30, 2004 and 2005, Crown Media Holdings had accrued $258,000 under the agreement. At December 31, 2004, and June 30, 2005, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $8.6 million and $9.9 million, respectively, were included in payable to affiliates in the accompanying condensed consolidated balance sheets.

Film Asset Services Agreement with Hallmark Entertainment

The Company entered into a film asset services agreement with Hallmark Entertainment, under which Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings was, prior to the sale of the Company’s international operations, obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. At December 31, 2004, and June 30, 2005, non-interest bearing unpaid accrued service fees of $375,000 and $617,000 were included in payable to affiliates in the accompanying condensed consolidated balance sheets. Following the sale of the Company’s international operations, the annual fee for these services was reduced to $750,000 per year and such amount has been prorated for the period April 26, 2005, through December 31, 2005.

Trademark Agreement with Hallmark Cards

Crown Media United States has trademark license agreement with Hallmark Licensing, Inc. for use of the “Hallmark” mark for the Hallmark Channel and for the Hallmark Movie Channel.  As amended in August 2005, the trademark license agreements for the Hallmark Channel and the Hallmark Movie Channel expire on September 1, 2006. The Company is not required to pay any fees under the trademark license agreements.

Program License Agreements with Hallmark Entertainment Distribution

The Company licenses programming for distribution in the United States from Hallmark Entertainment Distribution under a program license agreement, dated January 1, 2001. Under this program license agreement, the Company licenses programs owned or controlled by Hallmark Entertainment Distribution, as well as all programming produced by or on behalf of Hallmark Entertainment Distribution for the Company. The program agreement has a term of five years and is automatically renewable for additional three-year periods, subject to rate adjustments, so long as Hallmark Entertainment Distribution or its affiliates, owns an interest of 35% or more of Crown Media Holdings.  If, at any time, Hallmark Entertainment Distribution ceases to own a 35% interest in Crown Media Holdings, and if, at that time, the remaining term of the program agreement is less than two years, then the remaining term of the program agreement will be extended to the date two years after the date on which Hallmark Entertainment Distribution ceased to own a 35% interest in Crown Media Holdings.

If the Company sub-licenses any licensed program to a third party, it must equally share with Hallmark Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Company.  The Company did not sub-license any licensed programming to third parties during the three and six months ended June 30, 2004 and 2005.  Amounts due to Hallmark Entertainment Distribution as a result of these sub-licensing agreements have been included in license fees payable to affiliates in the accompanying balance sheets as noted below.

Programming costs related to the Hallmark program agreements were $4.8 million and $7.2 million for the three months ended June 30, 2004 and 2005, respectively. Programming costs related to the Hallmark program agreements were $9.3 million and $13.8 million for the six months ended June 30, 2004 and 2005, respectively. As of December 31, 2004, and June 30, 2005, $152.0 million and $138.3 million, respectively, are included in license fees payable to affiliates in the accompanying condensed consolidated balance sheets. The Company obtained a letter from Hallmark Cards whereas Hallmark Cards and its subsidiaries will not demand payment of these license fees prior to August 31, 2006.

11. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

VISN owns a $25.0 million company obligated mandatorily redeemable preferred interest in Crown Media United States (the “preferred interest”) issued in connection with an investment by the Company in Crown Media United States. On November 13, 1998, the Company, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States, which agreement was further amended on February 22, 2001 and January 1, 2002 (the “company agreement”).

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

Under the company agreement, Crown Media United States may be required to make certain payments in regards to programming provisions to the National Interfaith Cable Coalition (“NICC”).  Specifically, Crown Media United States may be required to pay license fees to NICC or fund production costs consisting of: (i) a total of $5.3 million per year, with consumer price index escalations, for two recurring programming blocks produced by NICC; (ii) up to $10.0 million per year for an additional recurring “signature” series program block co-produced by NICC and Crown Media United States; (iii) up to $600,000 per “non-dramatic” holiday special produced by NICC; and (iv) up to $1.0 million per “dramatic” holiday special co-produced by NICC and Hallmark Entertainment. In addition, six months prior to the expiration of the agreement, Crown Media United States must negotiate in good faith with NICC regarding a continuation of this programming and funding commitment. If agreement is not reached and Crown Media United States does not continue the NICC programming and funding commitments at the same levels, NICC is entitled to compel Crown Media Holdings to repurchase all of NICC’s Crown Media Holdings shares at their then-current market value no later than 60 days following the expiration of the amendment. Crown Media United States, however, can nullify this put by electing to continue the NICC programming and funding commitments at the same levels.

Pursuant to additional amendments effective January 1, 2002, and January 1, 2004, Crown Media United States agreed to advance NICC $3.0 million in each of 2002, 2003 and 2004 to help fund NICC’s cost of expanding its production operations to produce the aforementioned programming.  Crown Media United States has agreed to extend a similar production advance of $3.0 million to NICC in 2005. This advance will be recovered from the license fees payable for this programming when such programming is produced and accepted by Crown Media United States for distribution on the channel. The Company is expensing these amounts as incurred given the uncertainty surrounding whether or not the programming will be produced and/or accepted. These expenses are included as components of affiliate programming costs in the accompanying consolidated statements of operations.  See note 14 regarding NICC’s threatened litigation against the Company.

During the three months ended June 30, 2004 and 2005, Crown Media United States paid NICC $3.7 million and $2.6 million, respectively, and during the six months ended June 30, 2004 and 2005, $7.2 million and $5.2 million, respectively, related to the company agreement, as amended.

12. Employee Incentives

In April 2003, the Company’s Board of Directors approved actions to provide additional incentives to encourage retention of its employees. Crown Media Holdings’ then outstanding stock options held by employees had exercise prices significantly above the market value of its Class A common stock.  The Company made an offer in May 2003 to senior management and vice presidents, totaling approximately 55 persons, to exchange their options for restricted stock units (“RSUs”).  The exchange ratio was one RSU for every 2.5 options for shares of the Company’s Class A common stock, resulting in a total of 5,126,732 options exchanged for 2,050,693 RSUs. Each RSU, upon vesting, represents the right to receive one share of Class A common stock or the value of the share in cash at the time of vesting.  The determination of whether RSUs will be settled in cash or common stock is made by the Company’s Board of Directors. The RSUs vest over three years in one-third increments on the anniversary of the grant date each year and the Company is accruing expense related to the RSUs ratably over each increment’s vesting period using the price of our Class A common stock on the last day of the reporting period.

Options for 279,254 shares of common stock owned by certain executives and vice presidents that were not exchanged are subject to variable plan accounting in which compensation is remeasured at each reporting date until the options are exercised, expire unexercised or are forfeited.

In May 2004, the Company’s Board of Directors approved an additional grant to employees of 1,065,000 RSUs. The Employment RSUs, which constitute 70% of the award granted in 2004, vest in equal one-third installments over the next three years on the anniversary of the grant date each year. The Company is accruing expense related to the Employment RSUs ratably over each installment’s vesting period using the price of our Class A common stock on the last day of the reporting period. The Performance RSUs, constituting 30% of the award granted in 2004, vest on the 3rd anniversary of the grant date, provided that the price of the Crown common stock is $14 or higher on that date. The Company will begin to accrue compensation expense for the Performance RSUs when it becomes probable that the price of the Company’s stock will be $14 or more on the 3rd anniversary of the grant date.

The Company is recording compensation expense based on the fair value of the common stock or cash equivalent required to settle the RSUs at each reporting period end during the vesting period of the RSUs. Such compensation expense is calculated using variable plan accounting.

The Company recorded $3.4 million and $2.8 million, of compensation expense associated with the RSUs during the three months ended June 30, 2004 and 2005, respectively, and $5.8 million and $5.2 million, of compensation expense during the six months ended June 30, 2004 and 2005, respectively, which has been recorded as a liability for RSUs in the accompanying consolidated balance sheet and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company settled certain RSUs during the three months ended March 31, 2005, for approximately $4.2 million in cash. Additionally, in conjunction with the close of the international transaction, the Company immediately vested and settled RSUs held by individuals employed by the international business in May 2005 for approximately $4.0 million in cash.  In June 2005, the Company settled the contractually vested RSUs for approximately $3.8 million in cash.

13. Segment Reporting

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

The following tables present the Company’s segment information for the periods indicated (in thousands):

Three Months Ended June 30, 2004

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenue	$32,189	$4,980	$(6,778	)(1)	$30,391

Segment income (loss)	$(1,585)	$151	$(3,784	)(2)	$(5,218)
Depreciation and amortization expense	(1,531)	1,549	(1,645	)(3)	(1,627)
Amortization of film assets	—	(8,137)	6,790	(5)	(1,347)
Subscriber acquisition fee amortization	(9,700)	847	(1)		(8,854)
Interest expense	(539)	(12,599)	(1,255	)(2)	(14,393)
Loss from continuing operations	$(13,355)	$(18,189)	$105		$(31,439)

Total assets	$652,541	$561,538	$325,133	(4)	$1,539,212

Three Months Ended June 30, 2005

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenue	$45,736	$4,986	$(5,030	)(1)	$45,692

Segment income (loss)	$(281)	$(4,080)	$(1,414	)(2)	$(5,775)
Depreciation and amortization expense	(11,875)	11,376	(973	)(3)	(1,472)
Amortization of film assets	—	(20,474)	6,810	(5)	(13,664)
Subscriber acquisition fee amortization	(12,967)	847			(12,120)
Income tax provision			(6)		(6)
Interest expense	(1,097)	(15,221)	(1,126	)(2)	(17,444)
Loss from continuing operations	$(26,220)	$(27,552)	$3,291		$(50,481)

Total assets	$783,724	$505,074	$—	(4)	$1,288,798

Six Months Ended June 30, 2004

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenue	$60,987	$12,109	$(9,304	)(1)	$63,792

Segment income (loss)	$(5,974)	$2,146	$(3,623	)(2)	$(7,451)
Depreciation and amortization expense	(2,839)	2,377	(2,849	)(3)	(3,311)
Amortization of film assets		(15,467)	6,790	(5)	(8,677)
Subscriber acquisition fee amortization	(19,173)	1,693	(1)		(17,481)
Interest expense	(1,075)	(29,804)	2,268	(2)	(28,611)
Loss from continuing operations	$(29,061)	$(39,055)	$2,585		$(65,531)

Total assets	$652,541	$561,538	$325,133	(4)	$1,539,212

Six Months Ended June 30, 2005

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenue	$87,431	$6,907	$(8,077	)(1)	$86,261

Segment income (loss)	$(5,323)	$(6,933)	$(1,251	)(2)	$(13,507)
Depreciation and amortization expense	(16,212)	17,179	(4,078	)(3)	(3,111)
Amortization of film assets		(26,155)	6,810	(5)	(19,345)
Subscriber acquisition fee amortization	(26,531)	1,693			(24,838)
Income tax provision			(6)		(6)
Interest expense	(2,193)	(33,725)	1,578	(2)	(34,340)
Loss from continuing operations	$(50,259)	$(47,941)	$3,053		$(95,147)

Total assets	$783,724	$505,074	$—	(4)	$1,288,798

(1) Adjustment represents netting of certain subscriber acquisition fee expense against revenue not allocated to domestic segment and film asset license fees from international sources. Prior to the sale of the international business, film asset license fees earned from international sources were included in the Company’s Film Distribution segment.

(2) Represents amounts not allocated to the individual segments on the financial reports reviewed by our chief operating decision maker.

(3)  Represents programming amortization excluded from the individual segment income (loss) calculation.

(4) Represents assets held for sale from the international business sold in April 2005.

(5) Represents amortization associated with film asset license fees earned from international sources prior to the sale of the international business in April 2005.

Four individual pay television distributors accounted for more than 15% of the Company’s consolidated subscribers for the three and six months ended June 30, 2004 and 2005.

14.  Discontinued Operations

On February 23, 2005, the Company signed an agreement for the sale of its international business and obtained other agreements enabling the Company to then conduct the sale.  The sale closed on April 26, 2005. The accompanying condensed consolidated statements of operations and cash flows for each of the three and six month periods ended June 30, 2004 and 2005 present the associated results of operations and cash flows of the international assets as “discontinued operations” pursuant to SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

The net losses from discontinued operations during each of the three and six month periods ended June 30, 2004 and 2005, were comprised of the following:

	Three Months		Six Months
	Ending June 30,		Ending June 30,
	2004	2005	2004	2005
	(In thousands)

Revenue	$25,447	$8,361	$50,380	$34,575
Costs and expenses	(32,605)	(12,168)	(62,898)	(42,358)
Interest expense	(1,520)	(309)	(3,070)	(2,081)
Income tax provision	(470)	(309)	(944)	(802)
Loss from discontinued operations	$(9,148)	$(4,425)	$(16,532)	$(10,666)

Effective February 23, 2005, the Company ceased depreciating and amortizing certain of the international assets held for sale.  Had the Company not ceased such depreciation and amortization, the loss for discontinued operations for the three months ended June 30, 2005 would have included an additional $835,000 of depreciation and amortization expense and an additional $2.0 million of amortization of film assets. Had the Company not ceased such depreciation and amortization, the loss for discontinued operations for the six months ended June 30, 2005 would have included an additional $1.8 million of depreciation and amortization expense and an additional $3.8 million of amortization of film assets.

Interest expense includes an allocation of interest related to the Company’s bank credit facility that was required to be paid as a result of the sale.  The allocation was required by Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations.  Such interest expense amounted to $1.2 million and $193,000 for the three month periods ended June 30, 2004 and 2005, respectively.  Such interest expense amounted to $2.3 million and $1.6 million for the six month periods ended June 30, 2004 and 2005, respectively.  Upon receipt of cash from the sale, the Company was required to repay and retire the $100.0 million term loan under the Company’s bank credit facility.

15. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

In May 2005, we received a letter from National Interfaith Cable Coalition, Inc. threatening litigation in regard to an Amendment dated February 22, 2001 to the Amended and Restated Company Agreement of Crown Media United States (see note 11).  The letter claims that, among other things, the Company and Hallmark Entertainment,

Inc. (“HEI”) have not honored their commitments relating to the production and financing of certain NICC and “faith and values” programming for broadcast on the Hallmark Channel in the United States.  NICC alleges that we and HEI have materially breached the Amendment, causing substantial damages to NICC in an amount which exceeds $100.0 million.  The letter further indicated that NICC intended to file litigation for breaches of the Amendment unless we agreed, by June 1, 2005, to enter into a new, extended agreement with NICC for the production, promotion and funding of programming.  While we believe that the Company and HEI have not breached the Amendment, the Company has been in negotiations with NICC to try to amicably resolve these issues and NICC has not yet filed litigation.  We cannot, however, predict at this time whether these negotiations will successfully resolve NICC’s claims or whether there will be litigation. Accordingly, we have not provided for any amount of loss in these condensed financial statements for this matter.

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

Description of Business and Overview

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its subsidiaries, owns and operates pay television channels (collectively the “Hallmark Channel,” the “Hallmark Movie Channel,” the “channel” or the “channels”) dedicated to high quality, entertainment programming for adults and families, in the United States and, prior to the sale of its international business, in various countries throughout the world.

At the end of the second quarter, the Hallmark Channel was in 68.5 million homes in the United States.  The Hallmark Channel has been successful in increasing overall ratings.  During the first quarter of 2005, a new programming concept, Hallmark Channel Mystery Movies, was introduced.  This new programming concept premiered on Friday nights during the first quarter of 2005 and each of the movies averaged a household coverage rating of 1.3, which was a nearly 60% increase from the same period in the prior year.  During the second quarter, additional Mystery Movies were aired.  In addition, the Hallmark Channel premiered a number of other original movies that also resulted in very strong ratings.  The success of our programming and ratings had a positive impact on the demand for our advertising inventory in the first half of 2005.  As a result, our advertising sales increased significantly during the first half of 2005 as compared to the first half of 2004.  Enhanced programming and increased ratings are also important tools to use to drive increased distribution with the multiple system operators who are the distributors of the Hallmark Channel.

On April 26, 2005, the sale of our international business was completed for $222.0 million.  Proceeds from the sale were used to repay and retire $100.0 million of our bank credit facility and reduce the outstanding balance on our revolving credit facility by $95.0 million, pay transaction costs of approximately $5.0 million and to prepay approximately $12.6 million towards the technical services agreement with the buyer of the international business. The completion of the sale of the international business has allowed Crown Media Holdings to focus on the growth and success of the Hallmark Channel in the United States.

We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005.  The Hallmark Movie Channel focuses on movies and mini-series and utilizes content from our film library for programming.  The launch of the Hallmark Movie Channel provides an opportunity for the Company to build a second programming asset, use this programming asset as a value added enhancement to increase distribution of the Hallmark Channel, and further leverage the content in our film library.

The Company also owns a film library comprised of approximately 640 titles.  Through our subsidiary, Crown Media Distribution, we sell license rights to titles in the library to a variety of customers. In addition, the Company utilizes the film library for programming content on the Hallmark Channel and Hallmark Movie Channel. We have increased the internal use of the film assets on the Hallmark Channel as a result of a shift to air more movies and the launch of the Hallmark Movie Channel.

As the Hallmark Channel and the Hallmark Movie Channel continue to develop, the core focus for the business remains unchanged.  First, distribution must continue to expand. While the ratings performance the Hallmark Channel ranks in the top ten of cable networks according to Nielsen, in terms of distribution, the Hallmark Channel is only in the top 40 cable networks. Increased distribution can have a positive impact on our subscriber revenue (depending on any subscriber acquisition fees incurred) and should increase our advertising revenue. As noted above, increased distribution in and of itself will enhance advertising sales simply because of the increased viewer universe. However, combining growing distribution with increasing ratings is more powerful in terms of advertising revenue. As a result, the Hallmark Channel will continue to focus on enhancing its programming schedule through the acquisition of new series, additional original movies such as the recent Mystery Movies, and through unique scheduling concepts.

We also plan to develop the Hallmark Movie Channel as an additional source of both subscriber and advertising revenue.

In addition, we plan to focus on library sales. Our film library is a large collection of award winning movies and mini-series, which is unique in that it is such a large collection of family oriented films. We use the library on the Hallmark Channel, the Hallmark Movie Channel and for sales to third parties.

All of the above needs to be accomplished in a cost efficient fashion. Cost management will continue to be a focus for the management of Crown Media Holdings.

The Hallmark Channel in the United States faces short-term and long-term challenges on the distribution front.  As noted above, the near-term focus remains on growing the subscriber base.  One of the nine largest multiple service operators has been our largest source of subscriber growth over the last 18 months due to contractual monetary incentives, and we believe that we will continue to grow our subscriber base with this multiple systems operator in the future.  The current and long-term distribution challenges will be renewing our distribution arrangements with the multiple system operators as they expire.  While the economics of the renewals and potential cash incentive payments are unknown and could have a significant impact on our business, we believe that the success of the Hallmark Channel in terms of ratings and the environment we have created with our programming schedule will enhance our renewal discussions. We also believe that our ability to offer to multiple systems operators a second channel, the Hallmark Movie Channel, is a value added component of the renewal equation.  The largest factors contributing to the economics of the distribution agreements are license fees and subscriber acquisition fees.

Domestic telephone companies are entering into the business of distributing television channels to households through their wirelines. We have been negotiating with several telephone companies for the carriage of the Hallmark Channel and Movie Channel.  We expect that subscribers to these telephone services will in large part be customers previously served by existing cable television companies.

The Hallmark Channel continues to improve its ratings.  Three factors have contributed to the ratings improvements of the Channel: acquired series and movies, original productions and marketing.  Acquired series ranging from Little House on the Prairie and Perry Mason to Walker, Texas Ranger and M*A*S*H have consistently delivered strong ratings across all day-parts.  Original productions are our most high profile programs and generate the channel’s highest ratings.  Original productions are significant in helping our distribution and advertising sales teams sell the channel. Substantially, all of our original programming is provided by Hallmark Entertainment, a subsidiary of Hallmark Cards. The recent success of the Mystery Movies and other recent originals drives this point home. Marketing and promotion are responsible for attracting viewers to our big events as well as building awareness of the channel in general.

To continue the ratings growth and enhance the demographics of our viewers, the Hallmark Channel must continue to invest in programming and marketing.  For the Hallmark Channel to continue to increase its attractiveness to distributors and advertisers, it has to increase its ratings and draw a younger more upscale audience, which is generally more attractive to advertisers.

Delivering strong ratings growth to larger audiences has made it possible for our advertising sales to grow rapidly over the last few years.  To advertisers, the Hallmark Channel offers a strong brand, positive environment and family friendly programming with a successful growth pattern.  These characteristics have enabled the channel to sell to advertisers in the packaged goods and pharmaceutical industries.  The next step for the Hallmark Channel will be to deliver the younger more upscale audience needed to gain advertisers from the more lucrative financial services and automotive industries.

International Business

As more fully described in the notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q, in April 2005, the Company completed the sale of its international business. The international business is classified in the financial statements for the three and six months ended June 30, 2004 and 2005, as discontinued operations.

Revenue from Continuing Operations

Our revenue consists primarily of subscriber fees, advertising and film asset license fees.

Subscriber Fees

Subscriber fees are generally payable to us on a per subscriber basis by distributors for the right to carry our channels. We have paid certain distributors up-front subscriber acquisition fees to carry our channels. Subscriber acquisition fees that we pay are capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services.

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

We are in continuous negotiations with our existing distributors to increase our subscriber base in order to enhance our advertising results. We are often subject to requests by distributors to pay subscriber acquisition fees for additional carriage or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue will continue to be negatively affected by subscriber acquisition fee amortization, waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels; however, we believe that as a result of these measures, our subscriber levels will increase which in turn will allow us to attract additional advertisers and command higher advertising rates.

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

Our subscriber count depends on the number of distributors carrying the Hallmark Channel and the size of such distributors as well as the program tiers on which our channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers as promotional periods end, or as a distributor arrangement is amended or terminated by us or the distributor. Any decreases in subscribers due to these changes to distribution arrangements in the second quarter of 2005 have not been significant. Management analyzes the estimated effect each new or amended distribution agreement will have on revenues and costs. Based upon these analyses, management endeavors to achieve a fair combination of subscriber commitments and subscriber acquisition fees with each of our domestic distributors.

Advertising

Advertising sales generally are made on the basis of a price per advertising spot or per unit of audience measurement (for example, a ratings point). Thus, our advertising revenues are heavily dependent on number of people viewing our channel. Rates vary on a market-by-market basis and differ amongst markets depending on audience demographics.

Our advertising rates are generally an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels and the resulting levels of viewers watching their advertising material. Thus, our advertising revenue is a function of the ratings garnered by the channel and the number of subscribers receiving the channel. Revenue is recorded net of estimated delivery shortfalls, which are usually settled by providing the advertiser additional advertising time. Advertising rates also vary by time of year due to seasonal changes in television viewership.

Film Asset License Fees

The Company generates revenue from the film assets by granting licenses to exhibit the films to third parties in the United States. We are also using the films as programming for the Hallmark Channel and the Hallmark Movie Channel. Customers for our film assets consist of other television channels, syndicators, home video distributors and brokers who resell rights to our film assets. License fees for our film assets are generally negotiated based upon the perceived quality of the films, the size of the potential audience who will be viewing the programming and the length of the airing window. The market for our film library is typically seasonal, with over half of the annual sales occurring in the fourth quarter. This seasonality is due to the timing of our customers’ program scheduling activities.

Cost of Services

Our cost of services consists primarily of program license fees, amortization of our film assets; subscriber acquisition fee expense; the cost of signal distribution; administration, distribution and other exploitation of our film assets; and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing distribution universe and third party programming to support our advertising strategy.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For further information regarding our critical accounting policies, judgments and estimates, please see the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Report and “Critical Accounting Policies, Judgments and Estimates” beginning on page 32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC.

Effects of Transactions with Related and Certain Other Parties

In 2005 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a tax sharing agreement and the issuance of a $400.0 million senior unsecured note. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” beginning on page 34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC. In August 2005, Hallmark Cards and the Company extended the expiration date of the trademark license agreements for use of the name Hallmark to September 1, 2006.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for three and six months ended June 30, 2004 and 2005, are derived from the unaudited condensed consolidated financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percentage			Percentage
	Three Months		Change	Six Months		Change
	As of June 30,		2005 vs.	As of June 30,		2005 vs.
	2004	2005	2004	2004	2005	2004
	(unaudited)
Revenues:
Subscriber fees	$2,971	$4,193	41%	$5,344	$8,803	65%
Advertising	26,457	38,117	44%	50,195	71,993	43%
Film asset license fees	963	3,169	229%	8,253	5,252	-36%
Other revenue	0	213	100%	0	213	100%
Total revenues	30,391	45,692	50%	63,792	86,261	35%
Cost of Services:
Programming costs	20,053	28,413	42%	39,076	56,435	44%
Amortization of film assets	1,347	13,664	914%	8,677	19,345	123%
Subscriber acquisition fee amortization	6,091	8,695	43%	12,032	18,203	51%
Operating costs	248	4,730	1807%	4,173	6,526	56%
Total cost of services	27,739	55,502	100%	63,958	100,509	57%
Selling, general and administrative expense	13,483	15,801	17%	26,418	29,303	11%
Marketing expense	6,215	7,420	19%	10,336	17,250	67%
Loss from continuing operations before interest expense	(17,046)	(33,031)	94%	(36,920)	(60,801)	65%
Interest expense	(14,393)	(17,444)	21%	(28,611)	(34,340)	20%
Income tax provision	0	(6)	100%	0	(6)	100%
Loss from continuing operations	(31,439)	(50,481)	61%	(65,531)	(95,147)	45%
Loss from discontinued operations	(9,148)	(4,425)	-52%	(16,532)	(10,666)	-35%
Loss on sale of discontinued operations	0	(1,349)	100%	0	(1,349)	100%
Net Loss	$(40,587)	$(56,255)	39%	$(82,063)	$(107,162)	31%

Other Data:
Net cash used in operating activities	$(6,499)	$(84,952)	1207%	$(15,683)	$(97,811)	524%
Capital expenditures	$(619)	$(310)	-50%	$(683)	$(558)	-18%
Proceeds from disposition of international business	$—	$221,979	100%	$—	$221,979	100%
Net cash provided by (used in) financing activities	$9,300	$(136,338)	-1566%	$33,600	$(115,095)	-443%
Net cash used in discontinued operations	$(965)	$(9,761)	912%	$(12,509)	$(14,758)	18%
Total domestic day household ratings (1)(3)	0.564	0.661	17%	0.601	0.683	14%
Total domestic primetime household ratings (2)(3)	0.810	0.907	12%	0.846	0.935	11%
Total subscribers at period end:
Hallmark Channel – International	57,322	—	-100%	57,322	—	-100%
Hallmark Channel – U.S.	60,605	68,471	13%	60,605	68,471	13%
Total subscribers	117,927	68,471	-42%	117,927	68,471	-42%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period April 1 through June 30 and January 1 through June 30.

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2005

Revenue.

 Our revenue from continuing operations, which is comprised of subscriber fees, advertising and film asset license fees, increased 50% and 35%, for the three and six months ended June 30, 2005, respectively, as explained below. Our 41% and 65% increases in subscriber fee revenue for the three and six months ended June 30, 2005, respectively, were primarily the result of the expiration of free carriage periods for certain of our domestic distributors. Many of the distribution arrangements we have require us to provide a period of free carriage to the distributor. As these terms continue to expire, we expect to generate increased subscriber revenue. Subscriber acquisition fee expense recorded as a reduction of revenue was $3.4 million and $6.6 million for the three and six months ended June 30, 2005, respectively, and $2.8 million and $5.4 million for the comparable periods in 2004, respectively. Subscriber counts have increased as a result of previously amended distribution agreements in the United States, which provide for financial incentives for distribution growth. The incentives under one of these agreements were extended and revised during second quarter of 2005. See also “Description of Business and Overview” above for information on revisions to incentive payments for one large distributor. The ability to increase our subscriber base is important both in terms of growing our subscriber revenue and our advertising sales.

The increases in advertising revenue to $38.1 million and $72.0 million for the three and six months ended June 30, 2005, respectively, compared to $26.5 million and $50.2 million for the three and six months ended June 30, 2004, were due to increased advertising rates and volume. The increases in advertising revenue reflect the following during 2005: the 13% growth in domestic subscribers and an increase in total day household ratings of 14% in the United States. As we continue to grow distribution and ratings, we are able to attract additional advertisers to our Channel, which generally puts upward pressure on advertising rates. The number of our advertisers we have sold to increased from 302 at June 30, 2004, to 432 at June 30, 2005. Generally, as we have expanded our domestic subscribers and provided higher rated programming, our advertising revenues have increased. The three factors noted above, subscriber universe, ratings and advertising rates are the three critical drivers of advertising sales. We anticipate growth across each of these factors to continue. We also experienced, like others in the television industry, decreased demand from the up-front market for advertising during the upcoming broadcast season, which requires that we rely more on sales in the “scatter” market.

Among the 52 ad-supported cable channels in the United States market, the Hallmark Channel ranked 9th in total day with a 0.661 household rating for the second quarter of 2005 and 15th for primetime with a 0.907 household rating for the same quarter based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network. Most of the channels that rate above the Hallmark Channel have higher levels of distribution.

Revenue from the sale of our film assets totaled $3.2 million and $5.3 million for the three and six months ended June 30, 2005, respectively, compared with $1.0 million and $8.3 million for the comparable periods in 2004.  During the first quarter of 2004, the Company signed a large sale agreement with one customer, which did not occur during the first quarter of 2005. Generally, our library sales occur in the second half of the year as this coincides with our customers scheduling of the upcoming programming schedules.

Cost of services.  Cost of services as a percent of revenue increased to 121% and 116% for the three and six months ending June 30, 2005, respectively, as compared to 91% and 100% for the comparable periods in 2004. These increases were primarily due to the changes in operating expenses explained below.

Total programming costs for the three and six months ended June 30, 2005, increased 42% and 44%, respectively, due to our focus on retaining higher quality series programming such as M*A*S*H, Judging Amy, and J.A.G. and the related amortization. In addition, the Hallmark Channel introduced the Mystery Movies in the first quarter of 2005. The series and new original Mystery Movies have been important to the Hallmark Channel in driving our ratings. In addition, the new programming schedule has been important in terms of driving increased distribution. The increase in amortization of film assets was primarily due to an increase in the internal use of the library assets for the three and six months ended June 30, 2005, on our new Hallmark Movie Channel.

Generally, our distribution agreements require the Company to pay subscriber acquisition fees to distributors for additional subscribers. Our subscribers increased from 60.6 million at June 30, 2004, to 68.5 million at June 30, 2005, and the Company incurred additional subscriber acquisition fees for this increase in subscribers. The Company amortizes these costs over the remaining life of the distribution agreement, which has resulted in 43% and 51% increases in our subscriber acquisition fee amortization expense for the three and six months ended June 30, 2005, as compared to the prior year period.

Operating costs increased by $4.5 million and $2.4 million for the three and six months ended June 30, 2005, respectively, primarily due to $4.1 million and $2.1 million, respectively, increases in bad debt expense.

Selling, general and administrative expense.  For the three and six months ended June 30, 2005, our selling, general and administrative expense increased 17% and 11%, respectively, primarily due to an increase in consulting expense, audit fees associated with our regulatory requirements under the Sarbanes-Oxley Act and compensation expense associated with our RSUs from our increased stock price.

Marketing expense.  For the three and six months ended June 30, 2005, our marketing expense increased 19% and 67%, respectively, primarily due to the 2005 Mystery Movie marketing campaign for the Hallmark Channel. In order to build upon the success of our 2004 Holiday promotion and to assist with the sale of our advertising inventory in the upfront market, the Company has endeavored to drive up ratings by running the Mystery Movie promotion commencing in 2005. The prior year’s marketing activity was significantly less as there were not as many special programming events in the first half of 2004.

Interest expense.  Interest expense increased for the three and six months ended June 30, 2005, compared to June 30, 2004, by $3.1 million and $5.7 million.  This increase was due to interest on our $400.0 million senior unsecured note payable, which increased by $1.1 million and $2.2 million for the three and six months ended June 30, 2005, as compared to the prior year periods, and interest on our $75.0 million promissory note, which increased by $475,000 and $779,000 for the three and six months ended June 30, 2005, as compared to the prior year periods.

Loss from Continuing Operations.  Loss from continuing operations for the three and six months ended June 30, 2005, was $50.5 million and $95.1 million, respectively. Loss from continuing operations for the three and six months ended June 30, 2004, was $31.4 million and $65.5 million, respectively. Our loss from continuing operations increased primarily due to (1) a $1.2 million and $6.9 million increase in marketing expenses to continue to drive ratings; (2) increases in loss generated from library sales and the internal use of the library product on the Channel of $10.1 million and $13.7 million primarily due to incremental internal use of the film library product on the Hallmark Channels; (3) increase in selling, general and administrative expense of $2.8 million and $3.7 million; and (4) and an increase in interest expense of $3.1 million and $5.7 million due to relatively higher borrowings during the first six months of 2005 as compared to the prior year period. These increases are partially offset by subscriber and advertising revenue increasing greater than programming costs.

Loss from Discontinued Operations.  Loss from discontinued operations for the three and six months ended June 30, 2005, was $4.4 million and $10.7 million, respectively. Loss from discontinued operations for the three and six months ended June 30, 2004, was $9.1 million and $16.5 million, respectively. Loss from discontinued operations was less for the three and six months ended June 30, 2005, as compared to the comparable period for 2004, because the Company sold the international business on April 26, 2005.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations was $15.7 million and $97.8 million for the six months ended June 30, 2004 and 2005, respectively. This increase in cash used in operating activities was due to approximately $20.0 million of subscriber acquisition fee payments and $40.0 million of affiliate programming payments made during the second quarter of 2005.  It was also due to the $29.6 million increase in loss from continuing operations during the six months ended June 30, 2005.

Cash used in investing activities was $683,000 for the six months ended June 30, 2004.  Cash provided by investing activities was $215.6 million for the six months ended June 30, 2005. This increase is due to the proceeds from the sale of our international business of $222.0 million.

Cash provided by financing activities was $33.6 million for the six months ended June 30, 2004. Cash used in financing activities was $109.3 million for the six months ended June 30, 2005. During the six months ending June 30, 2005, we repaid $195.0 million under our bank credit facility. Additionally, we borrowed $64.0 million under our credit facility to repay certain programming obligations to Hallmark Cards affiliates, pay severance and RSU settlements for certain employees of the international business and to meet our operating demands during the first six months of 2005.

Cash used in discontinued operations was $12.5 million and $14.8 million for the six months ended June 30, 2004 and 2005, respectively.  Cash was used primarily to fund operating expenditures of the discontinued operations of $16.5 million and $10.7 million for the six months ended June 30, 2004 and 2005, respectively. The increase in cash used by discontinued operations is primarily due to a reduction of international payables in the first six months of 2005. In the first six months of 2004, the Company did not retire the same level of liabilities. This change in liability movements, coupled with management’s incremental focus on collections of international accounts receivable in 2005, resulted in the $2.3 million increase in cash utilization by the international operations.

The following table aggregates all of our contractual commitments as of June 30, 2005.

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Credit Facility and Interest Payable	$179.2	$179.2	$—	$—	$—
Company Obligated Mandatorily Redeemable
Preferred Interest	25.0	2.6	10.0	10.0	2.4
HC Crown Line of Credit	83.4	—	83.4	—
Senior Unsecured Note to HC Crown, including accretion	596.6	—	—	—	596.6
Capital Lease Obligations	17.0	0.6	1.3	1.6	13.5
Operating Leases	15.6	4.1	6.8	4.0	0.7
Other Obligations
Program license fees payable to non-affiliates and NICC	194.8	66.9	87.1	35.6	5.2
Program license fees payable to HED	138.3	—	138.3	—	—
Program license fees payable for future windows	105.0	68.9	22.9	10.8	2.4
Subscriber acquisition fees (a)	10.6	10.6	—	—	—
Deferred compensation and interest	3.0	—	3.0	—	—
Payable to buyer of international business	18.8	8.7	8.8	1.3	—
Estimated payable to buyer of international business for residuals and participations	7.4	0.7	2.2	1.7	2.8
Payable to Hallmark Entertainment affiliates	100.0	—	100.0	—	—
Total Contractual Cash Obligations	$1,494.7	$342.3	$463.8	$65.0	$623.6

(a)  Current domestic distribution agreements could significantly increase subscriber acquisition fees payable in the future by a maximum amount of $33.4 million, which would result if 32.3 million additional subscribers were added to the Hallmark Channel subscriber base.

Cash Flows

As of June 30, 2005, the Company had $5.6 million in cash and cash equivalents on hand and $41.0 million available under its bank credit facility. Forty million of the availability is subject to the approval of Hallmark Cards prior to the Company being able to draw such funds. As of June 30, 2005, the Company had borrowed $179.0 million under its bank credit facility, which matures May 31, 2006.

The Company’s principal sources of funds are currently available cash on hand, periodic tax sharing payments, and amounts available for borrowing under its bank credit facility. However, the Company expects that cash payments under the tax sharing agreement with Hallmark Cards during the remainder of 2005 will be less than prior periods as a result of the taxable gain anticipated on the sale of the international business.

In connection with the Company’s business strategy, the Company expects to continue making investments in programming and distribution during the next twelve months ending June 30, 2006. However, because of the near-term liquidity issues as reflected herein, absent financial assistance from Hallmark Cards, in order to preserve cash and stay in operation, the Company will need to reduce some of this anticipated spending in the near term. The Company’s principal uses of funds for the remainder of 2005 are expected to include the payment of operating expenses, licensing of programming, subscriber acquisition fees and interest under its bank credit facility.

The Company currently believes that cash on hand and the remaining availability under its bank credit facility (assuming that Hallmark Cards approves additional borrowings), both of which are currently its principal sources of funds, and periodic payments under the tax sharing agreement, will be sufficient to fund the current level of operations and meet its liquidity needs through the maturity date of its bank credit facility (May 31, 2006). As noted above, Hallmark Cards is required to approve borrowings under our $220.0 million bank credit facility in excess of $180.0 million. To date, Crown Media Holdings has not requested Hallmark Cards to approve such drawing of funds; however, we anticipate that we will require such additional liquidity and will request approval of Hallmark Cards during the final six months of 2005. There can be no assurance that Hallmark Cards will approve such additional drawings and, if such drawings are not approved, the Company will need alternative sources of funding or will need to significantly curtail expenses or programming acquisitions and payments.

Due to the Company’s liquidity needs, the Company anticipates that prior to August 31, 2006, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the license fees ($138.3 million at June 30, 2005) and other amounts ($100.0 million at June 30, 2005) payable to affiliates of Hallmark Cards.  In the alternative or as part of a combination of actions, the Company may seek, among other things, to issue additional equity or debt securities to raise capital for the repayment of those obligations and for other future cash needs.

If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit, Hallmark Cards would acquire all obligations and the rights of the lending banks under the bank credit facility.  In that event, Hallmark Cards could demand payment of outstanding amounts at any time.  However, Hallmark Cards has also confirmed to the Company that it will not request any reimbursement of amounts drawn on such letter of credit prior to August 31, 2006.  Hallmark Cards also confirmed that it and its wholly-owned subsidiaries will not request payment of the license fees and other amounts payable to affiliates of Hallmark Cards prior to August 31, 2006 (see note 9).

As consideration for extending the demand period for the possible reimbursement of amounts drawn on the letter of credit supporting the credit facility and the payment of license fees up to $150.0 million and other amounts up to $100.0 million payable to Hallmark affiliates, the Company agreed, if so requested by Hallmark Cards, to convert its license fees payable to Hallmark affiliates, which were approximately $138.3 million at June 30, 2005, to a promissory note bearing interest at LIBOR plus 3% per annum (or another market appropriate rate for the

Company).  The term of the promissory note would begin on August 1, 2005, or other date acceptable to Hallmark Cards and the Company’s banks, and would be payable in full on August 31, 2006.  The conversion of the non-interest bearing license fees payable to an interest bearing promissory note would be subject to the approval of the lenders in the bank syndicate to the credit facility.

Upon the maturity of the credit facility on May 31, 2006, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards described in note 9, but instead to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings could affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, the Company would consider various alternatives as indicated above, including, among other things, extending or refinancing the bank credit facility or raising additional capital through the issuance of equity or debt securities. The Company’s management believes that it is improbable that the lending banks would foreclose on the assets instead of receiving payment under the letter of credit supporting the credit facility.

The outstanding borrowings under the credit facility of $179.0 million at June 30, 2005, have been classified as a current liability.  Such balance sheet classification was deemed necessary as the bank has the right, at the maturity date, at its discretion, to either draw upon the outstanding letter of credit supplied by Hallmark Cards in order to receive payment in full of the outstanding principal amount under the credit facility (see note 9) or to initiate other actions including foreclosure of the Company’s assets. As this is outside the control of the Company, the obligation does not meet the requirements as long-term debt even though Hallmark Cards has committed to not request reimbursement from the Company prior to August 31, 2006 in the event the banks exercise their rights under the irrevocable letter of credit described in note 9.

The Company’s liquidity is also affected by cash generated from operations.  As a result, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse operating conditions would impact the Company’s liquidity and its ability to fund the current level of operations.

Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement

For information regarding our Bank Credit Facility, HC Crown Loans and Tax Sharing Agreement, please see “Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement” beginning on page 45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC.

As indicated the “Liquidity and Capital Resources” above, we entered into a letter agreement of August 1, 2005 with Hallmark Cards.  In the letter, Hallmark Cards confirmed to us that neither Hallmark Cards nor any of its wholly-owned subsidiaries would demand payment from us on any of the following obligations until August 31, 2006, at the earliest:

•                  $75.0 million note payable to HC Crown plus accrued interest thereon from time to time.

•                  $400.0 million note payable to HC Crown plus accrued interest thereon from time to time.

•                  $100.0 million payables to Hallmark Entertainment Holdings incurred in conjunction with the film library transaction in 2001.

•                  $150.0 million of license fees payable to Hallmark Entertainment Distribution Company.

Further Hallmark Cards stated that, in the event at any time prior to May 31, 2006 our banks draw on the letter of credit provided in support of the bank line of credit, Hallmark Cards will not request reimbursement from us for such amounts prior to August 31, 2006.  Hallmark also stated its intent to re-evaluate these repayment schedules if all or substantially all of our assets were sold to a third party prior to August 31, 2006.

Classification of Credit Facility as a Current Liability

The outstanding borrowings under the credit facility of $179.0 million at June 30, 2005, have been classified as a current liability.  Such balance sheet classification was deemed necessary in order to recognize the remote and improbable possibility that, upon maturity of the credit facility on May 31, 2006, the lending group led by JP Morgan Chase might elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead might elect to initiate a process to foreclose on the Company’s assets.

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

Our domestic channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of June 30, 2005, we had an accumulated deficit of approximately $1.4 billion, total stockholders’ deficit of approximately $33.9 million, goodwill of approximately $314.0 million, and film assets of $438.3 million.

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

We have a substantial amount of indebtedness. As of June 30, 2005, our total debt was $777.1 million and we had $5.6 million of cash and cash equivalents. In addition, we may borrow the remaining $41.0 million available borrowing under our bank credit facility to cover the negative cash flow resulting from our current operations. Subject to restrictions under our debt agreements, we may also seek equity or debt financing from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes.

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

Because we currently operate at a loss, we may have a negative cash flow and any unanticipated significant expense or any development that hampers our growth in revenue or decreases any of our revenue, would result in the need for additional external funds in order to continue operations. We have no arrangements for any such additional external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders.

Further, as discussed in this report under “Liquidity and Capital Resources” above, we need to extend, refinance or replace our bank line of credit on or prior to May 31, 2006, or to extend or replace borrowings from Hallmark Cards by August 31, 2006, that would result from the banks drawing upon the irrevocable letter of credit (see note 9) supported by the bank credit facility, and to extend or refinance license fees and payables to Hallmark Cards and its subsidiaries on or prior to August 31, 2006.

Risk of Foreclosure

Upon the maturity of our credit facility on May 31, 2006, the lending group led by JP Morgan Chase might elect to forego the receipt of cash to pay the amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead might elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings would be very disruptive to our operations and may inhibit our ability to continue our operations.

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

Although it is expected over time that our advertising revenue will increase, if we fail to increase significantly our advertising revenue, we may be unable to achieve or sustain profitability or to expand our business.  A failure to increase advertising revenue may be a result of any or all of the following: (i) we have a limited history of marketing and selling advertising time; (ii) we may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience for our channels; (iii) our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors; (iv) the advancement of technologies such as Digital Video Recording may cause industry-wide changes concerning the frequency in which individuals are exposed to advertising on television; and/or (v) we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our channels, our number of subscribers, and the viewership ratings for our programming.

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

We license the name “Hallmark” from Hallmark Licensing, Inc., a subsidiary of Hallmark Cards, for various uses, including for the Hallmark Channel and the Hallmark Movie Channel. This license will expire on September 1, 2006. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including our failure to meet minimum thresholds for the broadcast of programming provided by affiliates of Hallmark Cards or to comply with Hallmark Cards’ programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue.

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

As part of the completion of the sale of our international business, the buyer of the business acquired the Network Operations Center, but we continue to use the Network Operations Center for the origination and playback of signals for the Hallmark Channel pursuant to a service agreement. Consequently, we depend upon the buyer in providing these services for our domestic Channel. Like other single-point facilities, the Network Operations Center is subject to interruption from fire, tornadoes, lightning and other unexpected natural causes. Although we have redundant systems in place, equipment failure, employee misconduct or outside interference could also disrupt the Network Operations Center’s services. We have certain backup facilities. Any significant interruption at the Network Operations Center affecting the distribution of our channels could have an adverse effect on our operating results and financial condition.

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

Additionally, we will make available, free of charge upon request, a copy of our Code of Business Conduct and Ethics, which is applicable to all of our employees, including our senior financial officers. Requests for a copy of this code should be addressed to the General Counsel at 12700 Ventura Boulevard, Studio City, California 91604.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2005, the decline of the fair value of the fixed income portfolio would not be material.

As of June 30, 2005, our cash, cash equivalents and short-term investments had a fair value of $5.6 million, which were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At June 30, 2005, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three and six months ended June 30, 2005, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of June 30, 2005, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $5.6 million, or less than 1% of total assets, as of June 30, 2005. Our material liabilities subject to interest rate risk consisted of capital lease obligations, our bank credit facility, our line of credit with HC Crown and our note payable to HC Crown. The balance of those liabilities was $760.6 million, or 57% of total liabilities, as of June 30, 2005. Net interest expense for the three and six months ended June 30, 2005, was $17.4 million and $34.3 million, 38% and 40%, of our total revenue, respectively. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

Item 4.  Controls and Procedures.

a.  Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

b.  Changes in Internal Control over Financial Reporting

There were changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as described below.

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

Although the Company has commenced the implementation of the remediation steps described above, at June 30, 2005, material weaknesses continue to impact the Company’s ability to account for non-routine, complex transactions in accordance with accounting principles generally accepted in the United States of America.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2005, we received a letter from National Interfaith Cable Coalition, Inc. threatening litigation in regard to an Amendment dated February 22, 2001 to the Amended and Restated Company Agreement of Crown Media United States.  The letter claims that, among other things, the Company and Hallmark Entertainment, Inc. have not honored their commitments relating to the production and financing of certain NICC and “faith and values” programming for broadcast on the Hallmark Channel in the United States.  NICC alleges that we and HEI have materially breached the Amendment, causing substantial damages to NICC in an amount which exceeds $100.0 million.  The letter further indicated that NICC intended to file litigation for breaches of the Amendment unless we agreed, by June 1, 2005, to enter into a new, extended agreement with NICC for the production, promotion and funding of programming.  While we believe that the Company and HEI have not breached the Amendment, the Company has been in negotiations with NICC to try to amicably resolve these issues and NICC has not yet filed litigation.  We cannot, however, predict at this time whether these negotiations will successfully resolve NICC’s claims or whether there will be litigation. Accordingly, we have not provided for any amount of loss in these condensed financial statements for this matter.

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

3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1	Letter Agreement dated August 1, 2005 between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
31.1	Rule 13a-14(a) Certification executed by the Company’s President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature			Title	Date

By:	/s/	DAVID J. EVANS	Director and Principal	August 9, 2005
		David J. Evans	Executive Officer

By:	/s/	WILLIAM J. ALIBER	Principal Financial and	August 9, 2005
		William J. Aliber	Accounting Officer