Form 10-Q
period 2005-09-30
CROWN MEDIA HOLDINGS INC
filed 2005-11-07
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☒ No ☐

As of November 2, 2005, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,054,524, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

TABLE OF CONTENTS

PART I	Financial Information

Item 1	Financial Statements (Unaudited)
CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets – December 31, 2004 and September 30, 2005 (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
- Three and Nine Months Ended September 30, 2004 and 2005 Condensed Consolidated Statements of Cash Flows (Unaudited)
- Nine Months Ended September 30, 2004 and 2005 Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	Other Information

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4	Submission of Matters to a Vote of Security Holders

Item 6	Exhibits

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31, 2004	As of September 30, 2005

ASSETS

Cash and cash equivalents	$12,102	$9,365
Accounts receivable, less allowance for doubtful accounts of $6,695 and $3,235, respectively	75,459	54,726
Program license fees — affiliates	40,048	29,853
Program license fees — non-affiliates	78,823	60,387
Subtitling and dubbing, net	1,143	—
Receivable from affiliate	16,644	23,190
Receivable from buyer of international business	—	1,928
Prepaid and other assets	13,887	11,321
Total current assets	238,106	190,770

Accounts receivable	6,798	14,746
Program license fees — affiliates	59,987	65,136
Program license fees — non-affiliates	135,372	141,971
Subtitling and dubbing	1,583	—
Film assets, net	599,013	400,421
Subscriber acquisition fees, net	120,013	90,265
Property and equipment, net	32,829	19,736
Goodwill	314,033	314,033
Prepaid and other assets	5,034	12,893
Total assets	$1,512,768	$1,249,971

See accompanying notes to unaudited condensed consolidated financial statements.

	As of December 31, 2004	As of September 30, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Accounts payable and accrued expenses	$40,228	$20,534
Liability for restricted stock units	13,649	9,312
Subscriber acquisition fees payable	35,223	12,028
License fees payable to affiliates	—	1,453
License fees payable to non-affiliates	79,815	65,907
Payables to affiliates	13,512	15,892
Payables to buyer of international business	—	7,956
Credit facility and interest payable	479	180,172
Capital lease obligations	2,276	598
Deferred revenue	612	1,076
Deferred credit from technical services agreement	—	1,323
Total current liabilities	185,794	316,251

Accrued expenses	21,617	23,766
Subscriber acquisition fees payable	678	—
License fees payable to affiliates	151,980	146,414
License fees payable to non-affiliates	111,761	129,920
Line of credit and interest payable to HC Crown	81,067	85,976
Payable to Hallmark Entertainment affiliates	100,000	70,000
Payable to buyer of international business	—	9,254
Senior unsecured note to HC Crown, including accrued interest	460,930	496,868
Credit facility	310,000	—
Capital lease obligations	22,817	16,329
Company obligated mandatorily redeemable preferred interest	11,488	13,668
Deferred credit from technical services agreement	—	5,500
Total liabilities	1,458,132	1,313,946
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, $.01 par value; 200,000,000 shares authorized; 73,863,037 shares and 74,053,621 shares issued and outstanding as of December 31, 2004, and September 30, 2005, respectively	739	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2004, and September 30, 2005	307	307
Additional paid-in capital	1,365,450	1,423,255
Accumulated other comprehensive income	3,434	—
Accumulated deficit	(1,315,294)	(1,488,278)
Total stockholders’ equity (deficit)	54,636	(63,975)
Total liabilities and stockholders’ equity (deficit)	$1,512,768	$1,249,971

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Revenue:
Subscriber fees	$2,398	$4,554	$7,285	$13,357
Advertising	24,305	33,275	73,706	104,243
Advertising by Hallmark Cards	256	285	1,050	1,310
Film asset license fees	4,336	2,102	12,589	7,354
Sublicense fees and other revenue	—	10,454	—	10,667
Total revenue, net	31,295	50,670	94,630	136,931
Cost of Services:
Programming costs:
Affiliates	7,947	10,574	23,182	30,667
Non-affiliates	13,689	18,622	37,530	54,964
Amortization of film assets	3,865	13,830	12,542	33,175
Impairment of film assets	19,321	22,939	19,321	22,939
Subscriber acquisition fee amortization expense	6,780	8,688	18,355	26,891
Other cost of services	2,953	3,212	7,126	9,738
Total cost of services	54,555	77,865	118,056	178,374
Selling, general and administrative expense	13,096	15,837	36,203	42,608
Marketing expense	912	1,832	11,248	19,082
Depreciation and amortization expense	1,531	993	4,842	3,525
Loss from continuing operations before interest expense and income tax provision	(38,799)	(45,857)	(75,719)	(106,658)
Interest expense	(15,140)	(19,346)	(43,751)	(53,686)
Loss from continuing operations before income tax provision	(53,939)	(65,203)	(119,470)	(160,344)
Income tax provision	—	(4)	—	(10)
Loss from continuing operations	(53,939)	(65,207)	(119,470)	(160,354)
Loss from discontinued operations, net of tax	(51,823)	—	(68,355)	(10,666)
Loss from sale of discontinued operations, net of tax	—	(615)	—	(1,964)
Net loss	$(105,762)	$(65,822)	$(187,825)	$(172,984)
Other comprehensive income (loss):
Foreign currency translation adjustment	(175)	—	306	(3,434)
Comprehensive loss	$(105,937)	$(65,822)	$(187,519)	$(176,418)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,533	104,656	104,533	104,580
Loss from continuing operations, basic and diluted	(0.52)	(0.62)	(1.14)	(1.53)
Loss from discontinued operations, basic and diluted	(0.49)	(0.01)	(0.66)	(0.12)
Net loss per share, basic and diluted	$(1.01)	$(0.63)	$(1.80)	$(1.65)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,825)	$(172,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	68,355	10,666
Loss from sale of discontinued operations	—	1,964
Impairment of film assets	19,321	22,939
Depreciation and amortization	106,679	160,127
Accretion on company obligated mandatorily redeemable preferred interest	1,723	2,180
Provision for allowance for doubtful accounts (recoveries)	(831)	1,002
Gain on sale of property and equipment	—	(24)
Stock-based compensation	8,319	8,279
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,556)	(5,194)
Increase in receivable from buyer of international business	—	(428)
Additions to program license fees	(58,894)	(113,981)
Additions to subscriber acquisition fees	(23,100)	(7,187)
Increase in prepaid and other assets	(3,582)	(14,282)
Increase (decrease) in accounts payable and accrued liabilities	(12,420)	(1,033)
Increase in interest payable	35,018	40,839
Increase (decrease) in subscriber acquisition fees payable	8,911	(23,873)
Increase (decrease) in license fees payable to affiliates	18,736	(4,113)
Increase (decrease) in payables to affiliates	(141)	(34,165)
Increase in deferred revenue	675	470
Net cash used in continuing operating activities	(21,612)	(128,798)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(590)	(848)
Payments to buyer of international business	—	(7,405)
Proceeds from the disposition of property and equipment	—	25
Proceeds from disposition of international business, net of funds transfer fees	—	221,979
Net cash provided by (used in) investing activities	(590)	213,751
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	—	1,693
Proceeds from tax sharing agreement with Hallmark Cards	39,465	56,100
Borrowings under the credit facility	15,000	65,000
Principal payments on the credit facility	(5,000)	(195,000)
Principal payments on capital lease obligations	—	(436)
Net cash provided by (used in) financing activities	49,465	(72,643)
NET CASH USED IN DISCONTINUED OPERATIONS	(24,357)	(14,758)
Effect of exchange rate changes on cash	357	(289)
Net increase (decrease) in cash and cash equivalents	3,263	(2,737)
Cash and cash equivalents, beginning of period	4,306	12,102
Cash and cash equivalents, end of period	$7,569	$9,365
Supplemental disclosure of certain cash and non-cash activities:
Interest paid	$10,453	$11,668
Income taxes paid	$1,848	$850
Payable to buyer of international business	$—	$24,616
Prepayment on technical services agreement	$—	$12,643
Deferred credit from technical services agreement	$—	$7,644

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2004 and 2005

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

Sale of the International Business

In April 2005, the Company completed the sale of  its international business to a group of investors comprised of Equity Partners, 3i and U.K. executive David Elstein (collectively, “Sparrowhawk,” the “buyer” or the “buyer of  international business”). The sale included the international versions of the Hallmark Channel distributed outside the United States, the international rights to over 580 titles in the Crown Media film library, and the Network Operations Center based in Denver, Colorado.  The Company received cash proceeds of $209.3 million, net of the prepayment described below, and recognized an accounting loss of $1.3 million from the sale. Approximately $4.7 million of transaction costs were incurred by the Company in connection with the sale.

In accordance with the conditions of the sale, the Company has accrued $24.6 million which represents the estimated present value of the cash that is expected to be paid to or on behalf of the buyer at various times through December 31, 2015.  Included in this amount is $16.7 million of estimated payments, which was determined using the contractual payments due on certain lease arrangements that were assumed by the buyer. Payments to the buyer are due at or about the same time the buyer is obligated to pay the lessor.  In addition, the Company agreed to pay the buyer approximately $3.2 million in cash, which was determined as the difference between $4.0 million and the estimated net realizable value of receivables of $0.8 million.  Also, the Company has estimated a liability of approximately $4.5 million to pay the estimated residual and participation costs that the buyer would otherwise be obligated to pay to third parties through April 2015.  The amount of this liability could fluctuate based upon the actual internal usage or sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of discontinued operations in future periods.

The Company will continue to use the Network Operations Center sold to Sparrowhawk for the distribution of the domestic channel pursuant to a $25.3 million, seven year technical services agreement with the buyer. The Company made a prepayment under the technical services agreement to the buyer in the amount of $12.7 million upon closing of the sale transaction and the balance is payable monthly in equal installments through the expiration of the agreement. The unused portion of the prepayment is classified as Prepaid and Other Assets in the accompanying condensed consolidated balance sheet and will be amortized to operating expense over the life of the contract. A deferred credit of $7.6 million ($6.8 million as of September 30, 2005) was recorded to reflect the amount by which the $25.3 million contract exceeded the estimated fair value of the related services. The deferred credit will be amortized over the life of the contract, resulting in a reduction of operating expenses in future periods.

Subsequent to the sale, the Company has no continuing economic involvement with the operations of the international business.

Strategic Alternatives for the Company

The Company announced on August 18, 2005, that its Board of Directors has authorized the Company to explore strategic alternatives for the Company, including a potential sale of the Company to a third party.  In support of this initiative, a Special Committee of independent directors of the Board of Directors is overseeing the process. There can be no assurance that the Company will enter into or consummate any transaction, or as to terms or timing thereof.

Liquidity

As of September 30, 2005, the Company had $9.4 million in cash and cash equivalents on hand and $40.0 million available under its bank credit facility. The $40.0 million of the availability under the bank credit facility is subject to the approval of Hallmark Cards prior to the Company being able to draw such funds. As of September 30, 2005, the Company had borrowed $180.0 million under its bank credit facility, which matures May 31, 2006.

The Company’s principal sources of funds are currently available cash on hand, cash generated by operations, amounts available for borrowing under its bank credit facility and potentially, tax sharing payments. As noted above, the Company’s ability to access the remaining $40.0 million under the bank credit facility is subject to Hallmark’s approval.  There can be no assurance that Hallmark Cards will approve such additional drawings and, if such drawings are not approved, the Company will need alternative sources of funding or will need to significantly curtail expenses. The Company expects that additional payments under the tax sharing agreement, if any, will be less in the future than they have been in the past assuming that the Company’s financial performance improves as indicated by internal projections. Furthermore, the tax sharing payments can be affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses.

The Company’s liquidity is also impacted by the results of its operations.   The ability of the existing sources of liquidity to be sufficient to fund the Company’s operations, depend upon the Company’s future operating results meeting expectations.  In particular, continued growth in subscriber revenue, advertising revenue, and library sales are required.  As a result, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse operating conditions would impact the Company’s liquidity and its ability to fund the current level of operations.  To the extent that the Company requires additional capital and additional drawings on the bank credit facility are either not available or insufficient, the Company would seek additional financing from the issuance of debt or equity securities or from strategic transactions which provide capital.

The Company expects to continue making investments in programming, marketing and distribution during the next twelve months ending September 30, 2006. However, the Company’s liquidity position has demanded that all areas of expenses, including programming, marketing and distribution be closely reviewed and monitored.  The Company reduced expenses in certain areas during the third quarter of 2005 and expects that similar expense reductions will occur in the fourth quarter of 2005. The Company’s principal uses of funds for the remainder of 2005 are expected to include the payment of operating expenses, licensing of programming, subscriber acquisition fees and interest under its bank credit facility.

The Company currently believes that cash on hand, cash generated by operations and the remaining availability under its bank credit facility (assuming that Hallmark Cards approves additional borrowings and assuming that the banks draw down on an irrevocable letter of credit provided by Hallmark Cards which supports the bank credit facility, or the banks extend such facility beyond May 31, 2006), which are currently its principal sources of funds, will be sufficient to fund the current level of operations and meet its liquidity needs through September 30, 2006.

The Company’s bank credit facility will expire on May 31, 2006.   If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit, Hallmark Cards would acquire all obligations and the rights of the lending banks under the bank credit facility.  In that event, Hallmark Cards could demand payment of outstanding amounts at any time.

However, Hallmark Cards has also confirmed to the Company that it will not request any reimbursement of amounts drawn on such letter of credit prior to October 31, 2006.  Hallmark Cards also confirmed that it and its wholly-owned subsidiaries will not request payment of the license fees and other amounts payable to affiliates of Hallmark Cards prior to October 31, 2006 (see note 9).

As consideration for extending the demand period for the possible reimbursement of amounts drawn on the letter of credit supporting the credit facility, the Company agreed to convert its license fees payable to Hallmark affiliates, which were approximately $133.0 million, to a promissory note bearing interest at LIBOR plus 3% per annum.  The term of the promissory note began on October 1, 2005 and is payable in full on October 31, 2006.

Due to the Company’s liquidity needs, the Company anticipates that prior to October 31, 2006, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the license fees ($133.0 million) and (iii) other amounts ($70.0 million) payable to affiliates of Hallmark Cards. In the alternative or as part of a combination of actions, the Company would consider various alternatives as indicated above, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities or entering into strategic alternatives.

Upon maturity of the credit facility on May 31, 2006, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards described in note 9, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings could affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, the Company would consider various alternatives as indicated above.  As a result, the outstanding borrowings under the credit facility of $180.0 million at September 30, 2005, have been classified as a current liability.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim consolidated statements of operations and comprehensive loss and cash flows, include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

On a quarterly basis, the Company assesses whether events or circumstances have changed indicating that the fair value of a film is lower than its unamortized cost or carrying value. If the carrying value of any individual film asset exceeds its fair value, the film asset is written-down to its estimated fair value. A discounted cash flow model, based on management’s anticipated ultimate future revenue of the film, is used to estimate the fair value of the individual films. The Company considers the following factors, among others, in estimating ultimate future revenue for each film:  (a) the operating environment expected for the next several years, (b) the size of the library as a whole, (c) historical license fee revenue per film, (d) each title’s age, quality, and marketability, (e) existing sales plans including the amount of product desired to be sold each year, (f) future performance estimates, (g) assumptions and estimates underlying past and future estimates, and (h) risk factors that could effect future operations of the Library.  In estimating a film’s fair value, the Company considers those cash outflows necessary to generate the film’s cash inflows such as exploitation, residual and participation costs and taxes.  The discount rate used in the Company’s discounted cash flow model is based upon management’s estimate of the rate a lender would require related to the risks and uncertainties surrounding the timing and probability of the cash flow estimates.

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

In the third quarter of 2004, the Company bifurcated the carrying value of each film between its international and domestic licensing rights using the relative discounted cash flows for each film, internationally and domestically, assuming the continued operations of both the international and domestic channel. The estimated fair value of the domestic rights was based upon the discounted cash flows attributable to estimated future third party sales and internal use at September 30, 2004. A non-cash impairment charge was recorded in the third quarter 2004 for each film where the estimated fair value was less than its carrying value at September 30, 2004.  The resulting non-cash impairment charge of $19.3 million is included in impairment of film assets on the accompanying statement of operations for the three and nine months ended September 30, 2004.

In the third quarter of 2005, the Company reviewed each of its film asset titles for impairment. The Company computed the fair value of the rights to each film using indications of fair value. The estimated fair value of the domestic rights was based upon the discounted cash flows attributable to estimated future third party sales and internal use at September 30, 2005. A non-cash impairment charge was recorded in the third quarter 2005 for each film where the estimated fair value was less than its carrying value at September 30, 2005.  The resulting non-cash impairment charge of $22.9 million is included in impairment of film assets on the accompanying statement of operations for the three and nine months ended September 30, 2005.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends.  The Company’s bad debt expense was $183,000 for the three months ended September 30, 2004, and bad debt recovery was $831,000 for the nine months ended September 30, 2004. The Company’s bad debt recovery was $115,000 for the three months ended September 30, 2005, and bad debt expense was $1.0 million for the nine months ended September 30, 2005.

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

Revenue Recognition

Subscriber revenue from pay television distributors is recognized as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs in accordance with Emerging Issues Task Force No. 01-9 (“EITF No. 01-9”) , Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) . If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. To more fully comply with EITF No. 01-9, $230,000 and $687,000, which previously were reported as subscriber acquisition fee amortization expense, have been reclassified as components of subscriber fees revenue for the three and nine months ended September 30, 2004, respectively.

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

Revenue from film asset licensing agreements is recognized in accordance with Statement of Position (“SOP”) 00-02, Accounting by Producers or Distributors of Films. Revenues are recognized when all of the following have occurred:  an agreement is executed, the film is available for exhibition by the licensee, the license fee is fixed or determinable, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Revenue from film asset licensing agreements containing multiple film titles is allocated among the various film titles based on their relative estimated fair values. Payments received from licensees prior to the availability of a film are recorded as deferred revenue. Fees payable with terms in excess of one year are discounted for revenue recognition purposes at the customer’s estimated incremental borrowing rate in accordance with Accounting Principles Board (“APB”) Opinion No. 21, Interest on Receivables and Payables.

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

Had compensation expense for these plans been determined consistent with SFAS No. 123, Crown Media Holdings’ net loss and loss per share would have been increased to the following pro forma amounts for the three and nine months ended September 30, 2004 and 2005:

Pro Forma Effects

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net loss	$(105,762)	$(65,822)	$(187,825)	$(172,984)
Pro forma stock options expense at estimated fair value	(660)	(30)	(1,983)	(291)
Stock plan expense included in net loss	—	—	—	14
Pro forma net loss	$(106,422)	$(65,852)	$(189,808)	$(173,261)
Weighted average shares	104,533	104,656	104,533	104,580
Pro forma net loss per share, basic and diluted	$(1.02)	$(0.63)	$(1.82)	$(1.66)

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 1.4 million and 403,000 stock options for both the three and nine months ended September 30, 2004 and 2005, respectively, have been excluded from the calculations of loss per share because their effect would have been antidilutive.

Translation of Foreign Currency

Through April 26, 2005, the balance sheets and statements of operations and comprehensive loss of certain Crown Media Holdings’ foreign subsidiaries were measured using local currency as the functional currency. Revenues, expenses and cash flows of such subsidiaries were translated into United States dollars at the average exchange rates prevailing during the period. Assets and liabilities were translated at the rates of exchange at the balance sheet date. Translation gains and losses were deferred as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses recorded upon the remeasurement of financial assets and liabilities denominated in currencies other than the functional currency of the subsidiary were included in determining net loss for the period. In conjunction with the sale of the international business, the cumulative foreign currency translation gain of approximately $3.1 million was realized as a component of the loss on sale of discontinued operations in the accompanying consolidated statement of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R replaced SFAS No. 123, Accounting  for  Stock-Based  Compensation, and superseded Accounting  Principles  Board  Opinion No. 25,  Accounting  for Stock  Issued to Employees.  SFAS No. 123R will require compensation cost  related  to share-based payment  transactions to be recognized in the financial  statements. As permitted by SFAS No. 123, Crown Media Holdings elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees.  Based on this method, Crown Media Holdings did not recognize compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying  common  stock on the date of the grant.  SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and  recognition  of expense  over the requisite service or vesting period. SFAS No. 123R allows implementation  using a modified version of prospective  application,  under which compensation  expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption.  SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense  previously  calculated  and  reported in their pro forma footnote  disclosures  required under SFAS No. 123. The provisions of SFAS No. 123R will be adopted by Crown Media Holdings using the modified prospective method beginning January 1, 2006.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are required to adopt the provisions of SFAS 154 as of January 1, 2006, although earlier adoption is permitted.

3. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of September 30,
	2004	2005
	(In thousands)
Subscriber acquisition fees, at cost	$236,447	$243,635
Accumulated amortization	(116,434)	(153,370)
Subscriber acquisition fees, net	$120,013	$90,265

Of the net balance at September 30, 2005, the Company expects $21.1 million will be recognized as a reduction of subscriber fee revenue and $69.2 million will be recognized as subscriber acquisition fee expense in future periods.

As of December 31, 2004, and September 30, 2005, the consolidated balance sheets also reflect subscriber acquisition fees payable of $35.9 million and $12.0 million, respectively. For the three months ended September 30, 2004 and 2005, Crown Media United States made cash payments of $10.7 million and $1.3 million, respectively. For the nine months ended September 30, 2004 and 2005, Crown Media United States made cash payments of $14.2 million and $31.1 million, respectively.

4. Program License Fees

Program license fees are comprised of the following:

	As of December 31, 2004	As of September 30, 2005
	(In thousands)
Program license fees — Hallmark Entertainment Distribution	$144,848	$139,653
Program license fees — NICC	2,448	9,465
Program license fees — other affiliates	5,906	5,594
Program license fees — non-affiliates	329,021	335,008
Program license fees, at cost	482,223	489,720
Accumulated amortization	(167,993)	(192,373)
Program license fees, net	$314,230	$297,347

Amortization of program license fees for continuing operations, which is included as a component of programming cost in the accompanying consolidated statements of operations, was $21.6 million and $29.2 million for the three months ended September 30, 2004 and 2005, respectively, and $60.7 million and $85.6 million for the nine months ended September 30, 2004 and 2005, respectively.

At December 31, 2004, and September 30, 2005, $7.7 million and $4.8 million of program license fees, respectively, were included in prepaid and other assets on the accompanying condensed consolidated balance sheets as the Company had made payments, but the airing windows had not commenced.

License fees payable are comprised of the following:

	As of December 31, 2004	As of September 30, 2005
	(In thousands)
License fees payable — Hallmark Entertainment Distribution	$151,980	$146,414
License fees payable — NICC	—	1,453
License fees payable — non-affiliates	191,576	195,827
Total license fees payable	343,556	343,694
Less current maturities	(79,815)	(67,360)
Long-term license fees payable	$263,741	$276,334

5. Property and Equipment

Property and equipment are comprised of the following:

	As of December 31, 2004	As of September 30, 2005	Depreciable Life (In years)
	(In thousands)
Technical equipment and computers	$38,947	$14,628	3-5
Leased assets	30,615	17,363	8-15
Furniture, fixtures and equipment	2,078	1,219	5
Leasehold improvements	10,402	3,339	3-7
Construction-in-progress	161	404
Property and equipment, at cost	82,203	36,953
Accumulated depreciation	(49,374)	(17,217)
Property and equipment, net	$32,829	$19,736

Depreciation expense related to property and equipment was $786,000 and $853,000 for the three months ended September 30, 2004 and 2005, respectively. Depreciation expense related to property and equipment was $2.6 million for both the nine months ended September 30, 2004 and 2005, respectively.

Software and other intangible assets of $3.2 million and $1.8 million as of December 31, 2004, and September 30, 2005, respectively, have been included in prepaid and other assets in the accompanying condensed consolidated balance sheets.

6. Reorganization

In October 2002, the Company reorganized its operations in order to concentrate its efforts on the Hallmark Channel in the U.S.  The following table displays the activity and balances of the reorganization accrual account from December 31, 2003, to September 30, 2005, which is included in the current portion of accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

	Severance	Facilities	Satellite and Transponder	Total
	(In thousands)

Balance at December 31, 2003	$4	$1,523	$13,511	$15,038

Adjustments due to change in estimates, net	(4)	(126)	(301)	(431)

Payments	—	(337)	(3,550)	(3,887)
Balance at December 31, 2004	—	1,060	9,660	10,720

Payments		(60)	(880)	(940)
Contracts assumed by buyer of international business	—	(1,000)	(8,671)	(9,671)
Balance at September 30, 2005	$—	$—	$109	$109

7. Credit Facility

 The Company has a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to the Company a secured revolving credit facility of up to $220.0 million.  The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment on March 1, 2005.  The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.  The original bank credit facility encompassed a term loan of $100.0 million and a revolving line of credit of $220.0 million, inclusive of up to $20.0 million of letters of credit available to be issued at the Company’s request.  Upon the consummation of sale of the international business, the Company repaid and retired the $100.0 million term loan along with $95.0 million on the revolving line of credit under the credit facility. The credit facility now consists of the revolving line of credit of $220.0 million, which includes up to $20.0 million of letters of credit.  In addition, following such closing, any borrowings by the Company of amounts in excess of the $180.0 million under the revolving line of credit requires approval of Hallmark Cards.

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

Amendment No. 8 waived the Company’s non-compliance with the following financial covenants:  (1) capital expenditures in 2004; (2) cash program acquisition guarantees in 2004; (3) trailing 12-month EBITDA for the quarter ended December 31, 2004; (4) cash payments to television distributors for subscribers in 2004; (5) net worth at December 31, 2004; (6) leverage ratio for the quarter ended December 31, 2004; and (7) interest coverage ratio for the 2004 year.  Amendment No. 8 also deleted the net worth covenant; amended the limit on the Company’s cash program guarantees in 2005; amended the quarterly EBITDA requirements for the remainder of the loan term; revised the EBITDA definition, including adding all non-cash expenses to consolidated net income in determining EBITDA; and amended the limit of cash payments to television distributors for subscribers, the minimum number of subscribers and the minimum gross subscriber revenue.  Further, pursuant to Amendment No. 8, the limitation on Restricted Payments was amended to allow us to make certain payments to Hallmark Cards or its affiliates. The Company was in compliance with its debt covenants at September 30, 2005.

At December 31, 2004, and September 30, 2005, Crown Media Holdings had outstanding borrowings of $310.0 million and $180.0 million, respectively, under the credit facility and there were no letters of credit outstanding. At September 30, 2005, the entire outstanding balance bore interest at the Eurodollar rate (4.84% at September 30, 2005). Interest expense on borrowings under the credit facility for the three months ended September 30, 2004 and 2005, was $3.5 million, and $2.1 million, respectively, and for the nine months ended September 30, 2004 and 2005, interest expense was $9.9 million, and $8.0 million, respectively.

8.  Classification of Credit Facility as a Current Liability

The outstanding borrowings under the credit facility of $180.0 million at September 30, 2005, have been classified as a current liability.  Such balance sheet classification was deemed necessary as the bank has the right, at the maturity date, at its discretion, to either draw upon the outstanding letter of credit supplied by Hallmark Cards in order to receive payment in full of the outstanding principal amount under the credit facility (see note 9) or to initiate other actions including foreclosure of the Company’s assets. As this is outside the control of the Company, the obligation does not meet the requirements as long-term debt even though Hallmark Cards has committed to not request reimbursement from the Company prior to October 31, 2006 in the event the banks exercise their rights under the irrevocable letter of credit described in note 9.

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

The senior unsecured note payable to HC Crown does not require cash payments until August 2007. Instead, the principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007.  From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the senior unsecured note to HC Crown.  The note matures on August 5, 2011, and is pre-payable by Crown Media Holdings at any time after August 5, 2004, without penalty. At December 31, 2004 and September 30, 2005, $460.9 million and $496.9 million, respectively, of principal and accrued interest were included in the senior unsecured note payable in the accompanying condensed consolidated balance sheet. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company’s stock, investments in other parties and the incurrence of liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Line of Credit Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown maturing on the earlier of six months from the termination of the credit facility or December 21, 2007.  This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent, payable quarterly. At both December 31, 2004, and September 30, 2005, borrowings under the note were $75.0 million. Accrued interest on the note of $6.1 million and $9.8 million are included in line of credit and interest payable to HC Crown as of December 31, 2004, and September 30, 2005, respectively, on the accompanying condensed consolidated balance sheets.

Hallmark Obligations

By a letter dated October 1, 2005, which supplemented previous letters dated February 28, 2005, and August 1, 2005, Hallmark Cards confirmed to the Company that neither Hallmark Cards nor any of its wholly-owned subsidiaries would demand payment from the Company until October 31, 2006, at the earliest, on (1) license fees and intercompany debt and payables outstanding as of December 31, 2004, and September 30, 2005, and (2) any reimbursements on the letter of credit supporting the bank line of credit if drawn to pay the bank credit facility which matures on May 31, 2006. Therefore, the Company has classified the license fees and payables to Hallmark affiliates as non-current liabilities on the accompanying condensed consolidated balance sheet.

10. Related Party Transactions

Tax Sharing Agreement

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “tax sharing agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return.  Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future federal tax losses, which may be generated by Crown Media Holdings.  Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return.  These benefits are estimated and paid 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer.  A final true-up calculation is completed within 15 days after Hallmark Cards files its consolidated federal income tax return for the year.  Pursuant to the true-up calculation, Crown Media Holdings is obligated to reimburse Hallmark Cards the amount that any estimated payments have exceeded the actual benefit realized by Hallmark Cards and Hallmark Cards is obligated to pay Crown Media Holdings the amount that any actual benefit exceeds the estimated payments.  Under the tax sharing agreement, at Hallmark Cards’ option, the non-interest bearing balance of the 25% in federal tax benefits may be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. During the third quarter of 2005, Hallmark Cards used $30.0 million of the approximately $40.0 million balance of this 25% balance to offset intercompany debt.

The Company received $15.9 million and $34.7 million under the tax sharing agreement during the three months ended September 30, 2004 and 2005, respectively. The Company received $39.5 million and $56.1 million under the tax sharing agreement during the nine months ended September 30, 2004 and 2005, respectively. These receipts have been recorded as an addition to paid-in capital. See “Liquidity” in Note 1 above.

Costs Incurred on Crown Media Holdings’ Behalf

Since inception, Hallmark Entertainment has at times paid certain costs on behalf of Crown Media Holdings. Non-interest bearing unreimbursed costs of $4.5 million and $5.9 million are included in payable to affiliates in the accompanying condensed consolidated balance sheets as of December 31, 2004, and September 30, 2005, respectively.

Services Agreement with Hallmark Cards

Crown Media Holdings entered into an Intercompany Services Agreement with Hallmark Cards, effective January 1, 2003, under which Hallmark Cards agreed for a term of three years to provide Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services.  Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. However, the Company has not been paying these amounts as they are due. For each of the three months ended September 30, 2004 and 2005, Crown Media Holdings had accrued $129,000 under the agreement. For each of the nine months ended September 30, 2004 and 2005, Crown Media Holdings had accrued $386,000 under the agreement. At December 31, 2004, and September 30, 2005, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $8.6 million and $9.8 million, respectively, were included in payable to affiliates in the accompanying condensed consolidated balance sheets.

Film Asset Services Agreement with Hallmark Entertainment

The Company entered into a film asset services agreement with Hallmark Entertainment, under which Hallmark Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. In consideration for the services provided by Hallmark Entertainment, Crown Media Holdings was, prior to the sale of the Company’s international operations, obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. At December 31, 2004, and September 30, 2005, non-interest bearing unpaid accrued service fees of $375,000 and $188,000 were included in payable to affiliates in the accompanying condensed consolidated balance sheets. Following the sale of the Company’s international operations, the annual fee for these services was reduced to $750,000 per year and such amount has been prorated for the period April 26, 2005, through December 31, 2005.

Trademark Agreement with Hallmark Cards

Crown Media United States has a trademark license agreement with Hallmark Licensing, Inc. for use of the “Hallmark” mark for the Hallmark Channel and for the Hallmark Movie Channel.  During the third quarter of 2005, Hallmark Cards extended the trademark license agreements for the Hallmark Channel and the Hallmark Movie Channel to September 1, 2006. The Company is not required to pay any fees under the trademark license agreements.

Program License Agreements with Hallmark Entertainment Distribution

Crown Media United States has licensed programming for distribution in the United States from Hallmark Entertainment Distribution since 1998.  Prior to October 11, 2005, this programming was provided pursuant to a program license agreement dated January 1, 2001.  The term of this prior agreement would have automatically renewed on December 31, 2005 for another three years. On October 11, 2005, the Company entered into a new program license agreement with Hallmark Entertainment Distribution which supersedes the prior agreement and is retroactive to January 1, 2005.

Under the new agreement, Crown Media United States licenses certain television movies and mini-series from Hallmark Entertainment Distribution for exhibition via all forms of television over the Hallmark Channel and the Hallmark Movie Channel in the United States and its territories and possessions, including Puerto Rico. The prior agreement had limited the license to the Hallmark Channel and did not include Puerto Rico in the broadcast territory. The term of the new agreement expires on December 31, 2008.  The license is exclusive to Crown Media United States in the broadcast territory during the term against all forms of television. While the prior agreement provided that Hallmark Entertainment Distribution was the exclusive source of original programming, under the new agreement Crown Media United States may freely license original programs from third party licensors during the term.

While the prior agreement did not require Hallmark Entertainment Distribution to produce and deliver a minimum number of original movies or original mini-series to Crown Media United States, under the new agreement, Hallmark Entertainment Distribution is required to produce and deliver to Crown Media United States, and Crown Media United States is required to order and license from Hallmark Entertainment Distribution, 13 original Movies and 3 original mini-series in 2005, 31 original movies and 6 original mini-series in 2006 and 18 original movies and 3 original mini-series in 2007.  Crown Media United States may elect to reduce the number of original movies required to be licensed under the new agreement in 2006 by up to six original movies (and, under certain conditions, to reduce the number of original mini-series to be licensed in 2006 by up to three) and may elect to completely cancel its obligation to license any original movies and original mini-series in 2007.  Under certain conditions, Hallmark Entertainment Distribution may similarly reduce or eliminate the number of original movies or original mini-series that it is required to produce under the new agreement in those years.

The license term for the original movies and original mini-series is three years (or five years with respect to certain holiday-themed programs and programs delivered in 2005), and Crown Media United States has the right to exhibit the programs on 30 days during the license term (with unlimited runs per exhibition day). The new agreement also grants Crown Media United States the right to an additional 15 exhibition days to six specified original movies during their initial license term. Hallmark Entertainment Distribution has an option to extend the license term of the original mini-series for an additional three-year period (thereby obligating Crown Media United States to pay an additional fee equal to 50% of the fee paid for the initial license term). Hallmark Entertainment Distribution’s option under the prior agreement to also extend the license term of the original movies for an additional three-year period was eliminated under the new agreement. Instead, Crown Media United States has a right of first negotiation on a product-by-product basis with respect to a potential second license term for original movies delivered on or after January 1, 2005.

In addition to the original movies and original mini-series referred to above, Crown Media United States also agreed to license from Hallmark Entertainment Distribution (a) specified previously-licensed programs for a second three-year license term as to which Hallmark Entertainment Distribution had the option to extend under the prior agreement, and (b) specified second run movies and mini-series (i.e. those previously broadcast by one other television network) for an initial three-year license term, with an option in favor of Hallmark Entertainment Distribution to extend the license term for an additional three-year period (for an additional licensee fee equal to 50% of the fee paid for the initial term). The new agreement limits the number of such pictures that Crown Media United States may be required to license from Hallmark Entertainment Distribution during 2006 through 2008 to a maximum of 15 per year, compared to a maximum of 50 per year under the prior agreement.

The new agreement provides for additional licensing fees for original movies and original mini-series, provided that the additional license fees payable by Crown Media United States to Hallmark Entertainment Distribution for such movies and mini-series delivered in 2005 are not payable by Crown Media United States to Hallmark Entertainment Distribution until July 1, 2006. The license fees payable for the remaining programming is unchanged from the prior agreement.

Under the new agreement, Crown Media United States for the first time is granted pay per view, video on demand and internet/interactive rights to original movies and original mini-series in their initial three-year term, subject to sharing the net revenues therefrom equally with Hallmark Entertainment Distribution. Crown Media United States may sublicense its rights to the programs licensed under the new agreement to a third party for exhibition in any television media, subject to Hallmark Entertainment Distribution’s prior approval, not to be unreasonably withheld; provided, however, that Crown Media United States has the right to sublicense its pay per view, video on demand or internet/interactive rights with respect to original movies and original mini-series during their initial license term to a third party without Hallmark Entertainment Distribution’s prior approval. If the total compensation Crown Media United States receives from such sublicenses for any program exceeds the license fee it is obligated to pay Hallmark Entertainment Distribution for the program, such excess is divided equally between Hallmark Entertainment Distribution and Crown Media United States.

Crown Media United States did not sub-license any licensed programming to third parties during the three and nine months ended September 30, 2004 and 2005.  Amounts due to Hallmark Entertainment Distribution as a result of these sub-licensing agreements have been included in license fees payable to affiliates in the accompanying balance sheets as noted below.

Programming costs related to the Hallmark Entertainment Distribution program license agreements were $5.0 million and $7.6 million for the three months ended September 30, 2004 and 2005, respectively. Programming costs related to the Hallmark Entertainment Distribution program license agreements were $14.3 million and $21.5 million for the nine months ended September 30, 2004 and 2005, respectively. As of December 31, 2004, and September 30, 2005, $152.0 million and $146.4 million, respectively, are included in license fees payable to affiliates in the accompanying condensed consolidated balance sheets. The Company obtained a letter from Hallmark Cards whereas Hallmark Cards and its subsidiaries will not demand payment of these license fees prior to August 31, 2006.

11. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

VISN owns a $25.0 million company obligated mandatorily redeemable preferred interest in Crown Media United States (the “preferred interest”) issued in connection with an investment by the Company in Crown Media United States. On November 13, 1998, the Company, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States, which agreement was further amended on February 22, 2001, January 1, 2002, March 5, 2003, January 1, 2004 and November 15, 2004  (the “company agreement”).

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

Under the company agreement, Crown Media United States is also obligated to make certain payments for programming to NICC.  Specifically, Crown Media United States may be required to pay license fees to NICC or fund production costs consisting of: (i) a total of $5.3 million per year, with consumer price index escalations, for two recurring programming blocks produced by NICC; (ii) up to $10.0 million per year for an additional recurring “signature” series program block co-produced by NICC and Crown Media United States; (iii) up to $600,000 per “non-dramatic” holiday special produced by NICC; and (iv) up to $1.0 million per “dramatic” holiday special co-produced by NICC and Hallmark Entertainment.

In addition, Crown Media United States agreed to advance NICC $3.0 million per year in 2002 through 2005 to help fund NICC’s cost of expanding its production operations to produce the aforementioned “signature” series.   These advances will be recovered from the license fees payable for this programming when such programming is produced and accepted by Crown Media United States for distribution on the channel. The Company is expensing these amounts as incurred given the uncertainty surrounding whether or not the programming will be produced and/or accepted. These expenses are included as components of affiliate programming costs in the accompanying consolidated statements of operations.

In May 2005, we received a letter from National Interfaith Cable Coalition, Inc. threatening litigation. The letter claims that, among other things, the Company and Hallmark Entertainment have not honored their commitments relating to the production and financing of NICC programming under the company agreement. NICC alleges that we and Hallmark Entertainment have materially breached the agreement, causing substantial damages to NICC in an amount which exceeds $100.0 million.  The letter further indicated that NICC intended to file litigation for breaches of the Amendment unless we agreed, by June 1, 2005, to enter into a new, extended agreement with NICC for the production, promotion and funding of programming.  While we believe that the Company and Hallmark

Entertainment have not breached the company agreement, the Company has been in negotiations with NICC to try to amicably resolve these issues and NICC has not yet filed litigation.  We cannot, however, predict at this time whether these negotiations will successfully resolve NICC’s claims or whether there will be litigation. Accordingly, we have not provided for any amount of loss in these condensed financial statements for this matter.

During the three months ended September 30, 2004 and 2005, Crown Media United States paid NICC $653,000 and $4.5 million, respectively, and during the nine months ended September 30, 2004 and 2005, $7.9 million and $9.7 million, respectively, related to the company agreement, as amended.

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

In May 2004, the Company’s Board of Directors approved an additional grant to employees of 1,065,000 RSUs. The Employment RSUs, which constitute 70% of the award granted in 2004, vest in equal one-third installments over the next three years on the anniversary of the grant date each year. The Company is accruing expense related to the Employment RSUs ratably over each installment’s vesting period using the price of our Class A common stock on the last day of the reporting period. The Performance RSUs, constituting 30% of the award granted in 2004, vest on the 3rd anniversary of the grant date, provided that the price of the Crown common stock is $14 or higher on that date. The Company will begin to accrue compensation expense for the Performance RSUs when it becomes probable that the price of the Company’s stock will be $14 or more on the 3rd anniversary of the grant date or upon a change in control.

The Company is recording compensation expense based on the fair value of the common stock or cash equivalent required to settle the RSUs at each reporting period end during the vesting period of the RSUs. Such compensation expense is calculated using variable plan accounting.

The Company recorded $2.5 million and $3.0 million, of compensation expense associated with the RSUs during the three months ended September 30, 2004 and 2005, respectively, and $8.3 million, of compensation expense during both the nine months ended September 30, 2004 and 2005, respectively, which has been recorded as a liability for RSUs in the accompanying consolidated balance sheet and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company settled certain RSUs during the three months ended March 31, 2005, for approximately $4.2 million in cash. Additionally, in conjunction with the close of the international transaction, the Company immediately vested and settled RSUs held by individuals employed by the international business in May 2005 for approximately $4.0 million in cash.  In June 2005, the Company settled the contractually vested RSUs for approximately $3.8 million in cash. In August 2005, the Company immediately vested and settled RSUs held by one employee of the Company for approximately $139,000 in cash.

In June 2005, the Company’s Board of Directors approved a grant to those Directors who were not employees of the Company or of Hallmark Cards or its affiliated companies, of 70,884 RSUs.  The grant was intended to satisfy incentive compensation obligations to these Directors for 2003 and 2004.  The grant was subject to approval of the Company’s shareholders of a change in the Company’s Amended and Restated 2000 Long Term Incentive Plan to permit the grant of RSUs to Directors. In July 2005, the shareholders approved this amendment to the Long Term Incentive Plan. The RSUs vest in equal one-third installments over three years on the anniversary of the grant dates each year. The Company is accruing expense related to the RSUs ratably over each installment’s vesting period using the price of our Class A common stock on the last day of the reporting period. Since the effective dates of these grants were in May 2003 and May 2004 and some portions of the grants had, therefore, vested, in August 2005, the Company settled the vested RSUs held by these Directors for approximately $353,000 in cash.

In August 2005, the Company’s Board of Directors approved an additional grant to employees of 828,000 RSUs. The Employment RSUs, which constitute 50% of the award granted in 2005, vest in equal one-third installments over the next three years on the anniversary of the grant date each year. The Company is accruing expense related to the Employment RSUs ratably over each installment’s vesting period using the price of our Class A common stock on the last day of the reporting period. The Performance RSUs, constituting 50% of the award granted in 2005, vest on the 3rd anniversary of the grant date, provided that the price of the Crown common stock is $14 or higher on that date. The Company will begin to remeasure compensation expense each period for the Performance RSUs if and when it becomes probable that the price of the Company’s stock will be $14 or more on the 3rd anniversary of the grant date or upon a change in control.

In August 2005, the Company’s Board of Directors approved an additional grant to one executive of 115,000 RSUs. The Employment RSUs, which constitute 50% of the award granted in 2005, vest in equal one-third installments on dates which are three months, six months and nine months, respectively, after the grant date. The Company is accruing expense related to the Employment RSUs ratably over each installment’s vesting period using the price of our Class A common stock on the last day of the reporting period. The Performance RSUs, constituting the remaining 50% of the award granted in 2005, vest on the 3rd anniversary of the grant date, provided that the price of the Crown common stock is $14 or higher on that date. The Company will begin remeasure compensation expense each period for the Performance RSUs if and when it becomes probable that the price of the Company’s stock will be $14 or more on the 3rd anniversary of the grant date or upon a change in control.

In August 2005, the Board of Directors authorized several contingent employee compensation benefits in contemplation of a possible change in control of the Company. For the purpose of these benefits, a “change in control” occurs upon (i) a 20% change in ownership of the Company, (ii) a change in a majority of the Board of Directors, or (iii) a sale of all or substantially all of the assets of the Company.  A transaction bonus equal to 40% of employees’ base compensation will be paid upon a change in control.  At its discretion, the Company may pay an unspecified portion of the transaction bonus in March 2006 if a change in control has not yet occurred.  A longevity-and title-based severance benefit provides for salary, wage and bonus payments, extended health insurance coverage, and outplacement services to employees who are terminated as a result of the change in control.  Most of the executive officers of the Company are subject to employment contracts, some of which contain provisions for benefits in addition to those referred to above.  Except for the portion of the transaction bonus that may be paid prior to a change in control, the Company will not recognize the transaction bonuses and severance compensation as liabilities until a change in control, if any, occurs.  Based on its personnel roster in October 2005, the Company estimates that the cost of the transaction bonuses and severance benefits would be approximately $25.0 million to $45.0 million.

13. Segment Reporting

The Company’s continuing operations are currently organized into two principal divisions representing operating segments: domestic channel and film distribution. The Company evaluates performance and allocates resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue, segment income (loss) and total assets.  The results of operations of our international channel operating segment are not included in the segment reporting as they are classified separately as discontinued operations in the Company’s consolidated financial statements (see note 14).

The following tables present the Company’s segment information for the periods indicated (in thousands):

Three Months Ended September 30, 2004

	Domestic	Film Distribution	Adjustments		Consolidated

Total revenue	$30,024	$5,372	$(4,101	)(1)	$31,295

Adjusted segment income (loss)	$(2,633)	$(680)	$(926	)(2)	$(4,239)
Depreciation and amortization expense	(1,573)	2,903	(2,861	)(3)	(1,531)
Amortization of film assets	—	(8,940)	5,075	(5)	(3,865)
Impairment of film assets		(19,321)			(19,321)
Subscriber acquisition fee expense	(10,690)	846	1		(9,843)
Interest expense	(657)	(15,743)	1,260	(2)	(15,140)
Loss from continuing operations	$(15,553)	$(40,935)	$2,549		$(53,939)

Total assets	$656,022	$537,487	$286,138	(4)	$1,479,647

Three Months Ended September 30, 2005

	Domestic	Film Distribution	Adjustments		Consolidated

Total revenue	$51,685	$2,403	$(3,418	)(1)	$50,670

Adjusted segment income (loss)	$11,448	$(7,154)	$6	(2)	$4,300
Depreciation and amortization expense	(8,578)	7,297	(1)		(1,282)
Amortization of film assets		(13,830)	—		(13,830)
Impairment of film assets		(22,939)	—		(22,939)
Subscriber acquisition fee expense	(12,953)	846	1		(12,106)
Income tax provision			(4)		(4)
Interest expense	(1,228)	(18,119)	1		(19,346)
Loss from continuing operations	$(11,311)	$(53,899)	$3		$(65,207)

Total assets	$781,394	$468,577	$—	(4)	$1,249,971

Nine Months Ended September 30, 2004

	Domestic	Film Distribution	Adjustments		Consolidated

Total revenue	$91,011	$17,481	$(13,862	)(1)	$94,630

Adjusted segment income (loss)	$(8,607)	$1,466	$(4,549	)(2)	$(11,690)
Depreciation and amortization expense	(4,412)	5,280	(5,710	)(3)	(4,842)
Amortization of film assets		(24,407)	11,865	(5)	(12,542)
Impairment of film assets		(19,321)			(19,321)
Subscriber acquisition fee expense	(29,863)	2,539			(27,324)
Interest expense	(1,732)	(45,547)	3,528	(2)	(43,751)
Loss from continuing operations	$(44,614)	$(79,990)	$5,134		$(119,470)

Total assets	$656,022	$537,487	$286,138	(4)	$1,479,647

Nine Months Ended September 30, 2005

	Domestic	Film Distribution	Adjustments		Consolidated

Total revenue	$139,116	$9,310	$(11,495	)(1)	$136,931

Segment income (loss)	$6,125	$(14,087)	$(1,245	)(2)	$(9,207)
Depreciation and amortization expense	(24,790)	24,476	(4,079	)(3)	(4,393)
Amortization of film assets		(39,985)	6,810	(5)	(33,175)
Impairment of film assets		(22,939)			(22,939)
Subscriber acquisition fee expense	(39,484)	2,539	1		(36,944)
Income tax provision			(10)		(10)
Interest expense	(3,421)	(51,844)	1,579	(2)	(53,686)
Loss from continuing operations	$(61,570)	$(101,840)	$3,056		$(160,354)

Total assets	$781,394	$468,577	$—	(4)	$1,249,971

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

Three individual pay television distributors accounted for more than 15% of the Company’s consolidated subscribers for the three and nine months ended September 30, 2004 and 2005.

14.  Discontinued Operations

On February 23, 2005, the Company signed an agreement for the sale of its international business and obtained other agreements enabling the Company to then conduct the sale.  The sale closed on April 26, 2005. The accompanying condensed consolidated statements of operations and cash flows for each of the three and nine month periods ended September 30, 2004 and 2005 present the associated results of operations and cash flows of the international assets as “discontinued operations” pursuant to SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

The net losses from discontinued operations during each of the three and nine month periods ended September 30, 2004 and 2005, were comprised of the following:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2004	2005	2004	2005
	(In thousands)

Revenue	$24,250	$—	$74,630	$34,575
Costs and expenses	(73,508)	—	(136,406)	(42,358)
Interest expense	(1,661)	—	(4,731)	(2,081)
Income tax provision	(904)	—	(1,848)	(802)
Loss from discontinued operations	$(51,823)	$—	$(68,355)	$(10,666)

Effective February 23, 2005, the Company ceased depreciating and amortizing certain of the international assets held for sale.  Had the Company not ceased such depreciation and amortization, the loss for discontinued operations for the nine months ended September 30, 2005 would have included an additional $1.8 million of depreciation and amortization expense and an additional $3.8 million of amortization of film assets.

Interest expense includes an allocation of interest related to the Company’s bank credit facility that was required to be paid as a result of the sale.  The allocation was required by Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations.  Such interest expense amounted to $1.3 million and $0 for the three month periods ended September 30, 2004 and 2005, respectively.  Such interest expense amounted to $3.5 million and $1.6 million for the nine month periods ended September 30, 2004 and 2005, respectively.  Upon receipt of cash from the sale, the Company was required to repay and retire the $100.0 million term loan under the Company’s bank credit facility.

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

At the end of the third quarter of 2005, the Hallmark Channel was in 69.2 million homes in the United States.  Subsequent to the end of the quarter, distribution has continued to grow and currently stands at 70.0 million.  In 2005, the Hallmark Channel also increased overall ratings.  The growth in ratings during 2005 began with our Holiday campaign at the end of 2004.  This campaign focused on Holiday themed movies and linked together promotions with the Hallmark Gold Crown Stores.  The result of this campaign was an increase in new viewers to the Hallmark Channel.  To build upon the success of the Holiday campaign, during the first quarter of 2005, a new programming concept, Hallmark Channel Mystery Movies, was introduced.  This new programming concept premiered on Friday nights during the first quarter of 2005 and each of the movies averaged a household coverage rating of 1.3, which was a nearly 60% increase from the same period in the prior year.  During the second quarter, additional Mystery Movies were aired.  In addition, the Hallmark Channel premiered a number of other original movies that also resulted in strong ratings.   Programming successes continued in the third quarter which was the highest rated quarter in the Channel’s history.  Similar to 2004, and in an effort to build upon our year to date ratings performance, the Channel will have a Holiday campaign in the fourth quarter of 2005.

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

The Company also owns a film library comprised of approximately 640 titles.  Through our subsidiary, Crown Media Distribution, we sell license rights in the United States to titles in the library to a variety of customers. In addition, the Company utilizes the film library for programming content on the Hallmark Channel and Hallmark Movie Channel. We have increased the internal use of the film assets on the Hallmark Channel as a result of a shift to air more movies and the launch of the Hallmark Movie Channel.

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

We plan to develop the Hallmark Movie Channel as an additional revenue source.  While it can play a critical role in terms of contract renewals with the various distributors who believe that a 24 hour digital movie only service is value added, and can justify itself on that basis, it can also stand on its own in terms of its business model.  It will generate both subscriber and advertising revenue in 2005 and as distribution continues to expand, the financial contribution of the Hallmark Movie Channel may continue to grow.

In addition, we plan to focus on library sales. Our film library is a large collection of award winning movies and mini-series, which is unique in that it is such a large collection of family oriented films.

All of the above needs to be accomplished in a cost efficient fashion. Cost management will continue to be a focus for the management of Crown Media Holdings.

The Hallmark Channel in the United States faces short-term and long-term challenges on the distribution front.  As noted above, the near-term focus remains on growing the subscriber base.  One of the nine largest multiple system operators has been our largest source of subscriber growth over the last 18 months due to contractual monetary incentives, and the incentives under this Agreement were extended and revised during the second quarter of 2005. We believe that we will continue to grow our subscriber base with this multiple systems operator in the future.  The current and long-term distribution challenges will be renewing our distribution arrangements with the multiple system operators as they expire.  While the economics of the renewals and potential cash incentive payments are unknown and could have a significant impact on our business, we believe that the success of the Hallmark Channel in terms of ratings and the environment we have created with our programming schedule will enhance our renewal discussions. We also believe that our ability to offer to multiple systems operators a second channel, the Hallmark Movie Channel, is a value added component of the renewal equation.  In October 2005, we entered into a renewal of our distribution agreement with one of the major distributors in the United States. The largest factors contributing to the economics of the distribution agreements are license fees and subscriber acquisition fees.

Domestic telephone companies are entering into the business of distributing television channels to households through their wire-lines. We have reached agreement with several telephone companies which permit the carriage of the Hallmark Channel and Movie Channel and are negotiating with others.  We expect that subscribers to these telephone services will in large part be customers previously served by existing cable television companies and satellite television companies.  To date, subscribers and revenues through telephone companies has been insignificant.

Three factors have contributed to the ratings improvements of the Channel: acquired series and movies, original productions and marketing.  Acquired series ranging from Perry Mason to Walker, Texas Ranger and M*A*S*H have consistently delivered strong ratings across all day-parts.  Original productions are our most high profile programs and generate the channel’s highest ratings.  Original productions are significant in helping our distribution and advertising sales teams sell the channel. Substantially, all of our original programming is provided by Hallmark Entertainment, a subsidiary of Hallmark Cards.

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

International Business

As more fully described in the notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q, in April 2005, the Company completed the sale of its international business. The international business is classified in the financial statements for the three and nine months ended September 30, 2004 and 2005, as discontinued operations.

Strategic Alternatives for the Company

The Company announced on August 18, 2005, that its Board of Directors has authorized the Company to explore strategic alternatives for the Company, including a potential sale of the Company to a third party.  In support of this initiative, a Special Committee of independent directors of the Board of Directors has been formed to oversee the process. Hallmark Cards, Incorporated has advised the Company’s Board of Directors that it fully supports the Board’s determination. Hallmark has also advised the Board that it would consider entering into a license agreement with respect to the Hallmark Channel name in connection with the sale of the Company if requested by a potential acquirer. There can be no assurance that the Company will enter into or consummate any transaction, or as to the terms or timing thereof.

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

Our subscriber count depends on the number of distributors carrying the Hallmark Channel and the size of such distributors as well as the program tiers on which our channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers as promotional periods end, or as a distributor arrangement is amended or terminated by us or the distributor. Any decreases in subscribers due to these changes to distribution arrangements in the third quarter of 2005 have not been significant. Management analyzes the estimated effect each new or amended distribution agreement will have on revenues and costs. Based upon these analyses, management endeavors to achieve a fair combination of subscriber commitments and subscriber acquisition fees with each of our domestic distributors.

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

For further information regarding our critical accounting policies, judgments and estimates, please see the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Report and “Critical Accounting Policies, Judgments and Estimates” beginning on page 32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC and Note 2 to the Consolidated Financial Statements in this Report.

Effects of Transactions with Related and Certain Other Parties

In 2005 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a tax sharing agreement and the issuance of a $400.0 million senior unsecured note. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” beginning on page 34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC and Notes 9 and 10 to the Consolidated Financial Statements in this Report. During the third quarter of 2005 and in October 2005, Hallmark Cards or related companies and the Company extended the expiration date of the trademark license agreements for use of the name Hallmark to September 1, 2006, entered into a new programming agreement and offset a portion of tax benefits against intercompany debt owed by the Company.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for three and nine months ended September 30, 2004 and 2005, are derived from the unaudited condensed consolidated financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.  Dollar amounts are in thousands.

			Percentage			Percentage
	Three Months		Change	Nine Months		Change
	Ended September 30,		2005 vs.	Ended September 30,		2005 vs.
	2004	2005	2004	2004	2005	2004
Revenues:
Subscriber fees	$2,398	$4,554	90%	$7,285	$13,357	83%
Advertising	24,561	33,560	37%	74,756	105,553	41%
Film asset license fees	4,336	2,102	-52%	12,589	7,354	-42%
Sublicense fees and other revenue	0	10,454	100%	0	10,667	100%
Total revenues	31,295	50,670	62%	94,630	136,931	45%
Cost of Services:
Programming costs	21,636	29,196	35%	60,712	85,631	41%
Amortization of film assets	3,865	13,830	258%	12,542	33,175	165%
Impairment of film assets and technical equipment	19,321	22,939	19%	19,321	22,939	19%
Subscriber acquisition fee amortization	6,780	8,688	28%	18,355	26,891	47%
Operating costs	2,953	3,212	9%	7,126	9,738	37%
Total cost of services	54,555	77,865	43%	118,056	178,374	51%
Selling, general and administrative expense	14,627	16,830	15%	41,045	46,133	12%
Marketing expense	912	1,832	101%	11,248	19,082	70%
Loss from continuing operations before interest expense	(38,799)	(45,857)	18%	(75,719)	(106,658)	41%
Interest expense	(15,140)	(19,346)	28%	(43,751)	(53,686)	23%
Income tax provision	0	(4)	100%	0	(10)	100%
Loss from continuing operations	(53,939)	(65,207)	21%	(119,470)	(160,354)	34%
Loss from discontinued operations	(51,823)	0	-100%	(68,355)	(10,666)	-84%
Loss on sale of discontinued operations	0	(615)	100%	0	(1,964)	100%
Net Loss	$(105,762)	$(65,822)	-38%	$(187,825)	$(172,984)	-8%

Other Data:
Net cash used in operating activities	$(5,929)	$(30,987)	423%	$(21,612)	$(128,798)	496%
Capital expenditures	$93	$(290)	-412%	$(590)	$(848)	44%
Proceeds from disposition of international business	$—	$—		$—	$221,979	100%
Net cash provided by (used in) financing activities	$15,865	$42,452	168%	$49,465	$(72,643)	-247%
Net cash used in discontinued operations	$(11,848)	$—	-100%	$(24,357)	$(14,758)	-39%
Total domestic day household ratings (1)(3)	0.562	0.720	28%	0.588	0.695	18%
Total domestic primetime household ratings (2)(3)	0.862	1.093	27%	0.851	0.988	16%
Total subscribers at year end:
Hallmark Channel – International	60,653	—	-100%	60,653	—	-100%
Hallmark Channel – U.S.	63,422	69,243	9%	63,422	69,243	9%
Total subscribers	124,075	69,243	-44%	124,075	69,243	-44%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period January 1 through September 30.

Results of Operations

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2005

Revenue.

Our revenue from continuing operations, which is comprised of subscriber fees, advertising, film asset license fees and sublicense fees and other revenue, increased 62% and 45%, for the three and nine months ended September 30, 2005, respectively, as explained below. Our 90% and 83% increases in subscriber fee revenue for the three and nine months ended September 30, 2005, respectively, were primarily the result of the expiration of waived subscriber fee periods for certain of our domestic distributors and an increase in subscribers. Many of our distribution arrangements require us to provide a period of waived license fees to the distributor. As these waived license fee periods end and the number of subscribers increase, our subscriber revenue is expected to increase. Subscriber acquisition fee expense recorded as a reduction of revenue was $3.5 million and $10.1 million for the three and nine months ended September 30, 2005, respectively, and $3.0 million and $9.0 million for the comparable periods in 2004, respectively. Subscriber counts have increased as a result of previously amended distribution agreements in the United States, which provide for financial incentives for distribution growth, as well as the ratings success of the Hallmark Channel. The ability to increase our subscriber base is important both in terms of growing our subscriber and advertising revenues.

The increases in advertising revenue to $33.6 million and $105.6 million for the three and nine months ended September 30, 2005, respectively, compared to $24.6 million and $74.8 million for the three and nine months ended September 30, 2004, were due to increased advertising rates and volume. The increases in advertising revenue reflect the 9% growth in subscribers and an increase in total day household ratings of 18%. As we continue to grow distribution and ratings, we are also able to attract additional advertisers to our Channel and increase our advertising rates. The number of our advertisers was 380 at September 30, 2004, and 402 at September 30, 2005. The three factors noted above, subscriber universe, ratings and advertising rates are the three critical drivers of increases in advertising sales. We anticipate additional revenue growth to continue at similar rates.

Among the 52 ad-supported cable channels in the United States market, the Hallmark Channel ranked 9th in total day with a 0.720 household rating for the third quarter of 2005 and 12th for primetime with a 1.093 household rating for the same quarter based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network. Most of the channels that rate above the Hallmark Channel have higher levels of distribution.

Revenue from the sale of our film assets totaled $2.1 million and $7.4 million for the three and nine months ended September 30, 2005, respectively, compared with $4.3 million and $12.6 million for the comparable periods in 2004.  During the first quarter of 2004, we signed a large sale agreement with one customer, which did not occur during the first quarter of 2005. Generally, our library sales occur in the second half of the year as this coincides with our customers scheduling of the upcoming programming schedules.

Sublicense fees and other revenue for the three months ended September 30, 2005, was $10.5 million primarily due to the sub-licensing of Little House on the Prairie to a third party. Sublicense fees and other revenue for the nine months ended September 30, 2005, was $10.7 million primarily due to the same sub-licensing of Little House on the Prairie.

Cost of services.  Cost of services as a percent of revenue decreased to 154% for the three months ending September 30, 2005, as compared to 174% for the comparable period in 2004. Cost of services as a percent of revenue increased to 130% for the nine months ending September 30, 2005, as compared to 125% for the comparable periods in 2004. These changes were due to the increased revenue and the changes in operating expenses explained below.

Total programming costs for the three and nine months ended September 30, 2005, increased 35% and 41%, respectively, due to our focus on retaining higher quality series programming such as M*A*S*H , Judging Amy, and J.A.G. and the related amortization. In addition, the Hallmark Channel introduced the Mystery Movies in the first quarter of 2005. The series and new original Mystery Movies have been important to the Hallmark Channel in driving our ratings. In addition, the new programming schedule has been important in terms of driving increased distribution.

As a result of the Company’s analysis of its film assets based upon current projections for sales and internal use, the Company recorded a non-cash impairment charge of $22.9 million in the third quarter of 2005 and $19.3 million in the third quarter of 2004. Each quarter we are required to assess whether due to changing events or circumstances, there is an indication of an impairment of our film assets. If an indication exists, a determination is made of the estimated fair value of those assets. Any film where the net book value is less than the fair value is written down to fair value.  Films where the net book value is greater than the fair value, however, are not adjusted upwards.  The determination of fair value involves examining historical sales performance, future sales expectations, general market conditions and the Crown Library sales strategy.

The increase in amortization of film assets was primarily due to an increase in the internal use of the library assets for the three and nine months ended September 30, 2005, on our new Hallmark Movie Channel and a recalculation of the amortization from January 1, 2005, through September 30, 2005, as a result of the revisions to the estimates of ultimate revenue on certain products described above.

Generally, our distribution agreements require the Company to pay subscriber acquisition fees to distributors for additional subscribers. Our subscribers increased from 63.4 million at September 30, 2004, to 69.2 million at September 30, 2005, and the Company incurred additional subscriber acquisition fees for this increase in subscribers. The Company amortizes these costs over the remaining life of the distribution agreement, which has resulted in 28% and 47% increases in our subscriber acquisition fee amortization expense for the three and nine months ended September 30, 2005, as compared to the prior year period.

Operating costs increased by $2.6 million for the nine months ended September 30, 2005, primarily due to the $1.8 million increase in bad debt expense and $868,000 of depreciation expense related to a new capital lease.

Selling, general and administrative expense.  For the three and nine months ended September 30, 2005, our selling, general and administrative expense increased 15% and 12%, respectively, primarily due to an increase in consulting expense, audit fees associated with our regulatory requirements under the Sarbanes-Oxley Act and compensation expense associated with our RSUs from our increased stock price.

Marketing expense.  For the three and nine months ended September 30, 2005, our marketing expense increased 101% and 70%, respectively, primarily due to the 2005 Mystery Movie marketing campaign for the Hallmark Channel. In order to build upon the success of our 2004 Holiday promotion and to assist with the sale of our advertising inventory in the upfront market, the Company commenced the Mystery Movie franchise in the first quarter of 2005. The prior year’s marketing activity was significantly less as there were not as many special programming events in the first half of 2004.

Interest expense.  Interest expense increased for the three and nine months ended September 30, 2005, compared to September 30, 2004, by $4.2 million and $9.9 million.  This increase was due to interest on our $400.0 million senior unsecured note payable, which increased by $1.2 million and $3.4 million for the three and nine months ended September 30, 2005, as compared to the prior year periods, and interest on our $75.0 million promissory note, which increased by $466,000 and $1.3 for the three and nine months ended September 30, 2005, as compared to the prior year periods.

Loss from Continuing Operations.  Loss from continuing operations for the three and nine months ended September 30, 2005, was $65.2 million and $160.4 million, respectively. Loss from continuing operations for the three and nine months ended September 30, 2004, was $53.9 million and $119.5 million, respectively. Our loss from continuing operations increased primarily due to (1) a $920,000 and $7.8 million increase in marketing expenses to continue to drive ratings; (2) increases in loss generated from library sales and the internal use of the library product on the Channel and a $3.6 increase in film asset impairment; (3) increase in selling, general and administrative expense of $2.2 million  and $5.1 million; and (4) and an increase in interest expense of $4.2 million and $9.9 million due to relatively higher borrowings during the nine months of 2005 as compared to the prior year period. These increases are partially offset by subscriber and advertising revenue increasing greater than programming costs.

Loss from Discontinued Operations.  Loss from discontinued operations for the three and nine months ended September 30, 2005, was $0 and $10.7 million, respectively. Loss from discontinued operations for the three and nine months ended September 30, 2004, was $51.8 million and $68.4 million, respectively. Loss from discontinued operations was less for the three and nine months ended September 30, 2005, as compared to the comparable period for 2004, because the Company sold the international business on April 26, 2005.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations was $21.6 million and $128.8 million for the nine months ended September 30, 2004 and 2005, respectively. This increase in cash used in operating activities was due to approximately $31.1 million of subscriber acquisition fee payments and $47.5 million of affiliate programming payments made during the nine months ended September 30, 2005.  It was also due to the $40.9 million increase in loss from continuing operations during the nine months ended September 30, 2005.

Cash used in investing activities was $590,000 for the nine months ended September 30, 2004.  Cash provided by investing activities was $213.8 million for the nine months ended September 30, 2005. This increase is due to the proceeds from the sale of our international business of $222.0 million.

Cash provided by financing activities was $49.5 million for the nine months ended September 30, 2004. Cash used in financing activities was $72.6 million for the nine months ended September 30, 2005. During the nine months ending September 30, 2005, we repaid $195.0 million under our bank credit facility. Additionally, we borrowed $65.0 million under our credit facility to repay certain programming obligations to Hallmark Cards affiliates, pay severance and RSU settlements for certain employees of the international business and to meet our operating demands during the nine months of 2005.

Cash used in discontinued operations was $24.4 million and $14.8 million for the nine months ended September 30, 2004 and 2005, respectively.  Cash used in discontinued operations decreased as the international sale was completed in April 2005.

The following table aggregates all of our contractual commitments as of September 30, 2005.

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Credit Facility and Interest Payable	$180.2	$180.2	$—	$—	$—
Company Obligated Mandatorily Redeemable
Preferred Interest	25.0	2.6	10.0	10.0	2.4
HC Crown Line of Credit	86.0	—	86.0	—
Senior Unsecured Note to HC Crown, including accretion	596.6	—	—	—	596.6
Capital Lease Obligations	17.0	0.6	1.4	1.7	13.3
Operating Leases	15.1	4.3	6.7	3.5	0.6
Other Obligations

Program license fees payable to non-affiliates and NICC	197.2	67.4	65.0	50.1	14.7
Program license fees payable to HED	146.4	—	146.4	—	—
Program license fees payable for future windows	120.4	59.9	45.8	11.8	2.9
Subscriber acquisition fees (a)	12.0	12.0	—	—	—
Deferred compensation and interest	3.0	—	3.0	—	—
Payable to buyer of international business	19.1	9.8	8.2	1.1	—
Other payables to buyer of international business	6.6	0.9	2.1	1.7	1.9
Payable to Hallmark Entertainment affiliates	70.0	—	70.0	—	—
Total Contractual Cash Obligations	$1,494.6	$337.7	$444.6	$79.9	$632.4

(a)  Current domestic distribution agreements could significantly increase subscriber acquisition fees payable in the future by a maximum amount of $33.4 million, which would result if 32.3 million additional subscribers were added to the Hallmark Channel subscriber base.

Cash Flows

As of September 30, 2005, the Company had $9.4 million in cash and cash equivalents on hand and $40.0 million available under its bank credit facility. The $40.0 million of the availability under the bank credit facility is subject to the approval of Hallmark Cards prior to the Company being able to draw such funds. As of September 30, 2005, the Company had borrowed $180.0 million under its bank credit facility, which matures May 31, 2006.

The Company’s principal sources of funds are currently available cash on hand, cash generated by operations, amounts available for borrowing under its bank credit facility and potentially, tax sharing payments. As noted above, the Company’s ability to access the remaining $40.0 million under the bank credit facility is subject to Hallmark’s approval.  There can be no assurance that Hallmark Cards will approve such additional drawings and, if such drawings are not approved, the Company will need alternative sources of funding or will need to significantly curtail expenses. The Company expects that additional payments under the tax sharing agreement, if any, will be less in the future than they have been in the past assuming that the Company’s financial performance improves as indicated by internal projections. Furthermore, the tax sharing payments can be affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses.

The Company’s liquidity is also impacted by the results of its operations.   The ability of the existing sources of liquidity to be sufficient to fund the Company’s operations, depend upon the Company’s future operating results meeting expectations.  In particular, continued growth in subscriber revenue, advertising revenue, and library sales are required.  As a result, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse operating conditions would impact the Company’s liquidity and its ability to fund the current level of operations.  To the extent that the Company requires additional capital and additional drawings on the bank credit facility are either not available or insufficient, the Company would seek additional financing from the issuance of debt or equity securities or from strategic transactions which provide capital.

The Company expects to continue making investments in programming, marketing and distribution during the next twelve months ending September 30, 2006. However, the Company’s liquidity position has demanded that all areas of expenses, including programming, marketing and distribution be closely reviewed and monitored.  The Company reduced expenses in certain areas during the third quarter of 2005 and expects that similar expense reductions will occur in the fourth quarter of 2005. The Company’s principal uses of funds for the remainder of 2005 are expected to include the payment of operating expenses, licensing of programming, subscriber acquisition fees and interest under its bank credit facility.

The Company currently believes that cash on hand, cash generated by operations and the remaining availability under its bank credit facility (assuming that Hallmark Cards approves additional borrowings and assuming that the banks draw down on an irrevocable letter of credit provided by Hallmark Cards which supports the bank credit facility, or the banks extend such facility beyond May 31, 2006), which are currently its principal sources of funds, will be sufficient to fund the current level of operations and meet its liquidity needs through September 30, 2006.

The Company’s bank credit facility will expire on May 31, 2006.   If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit, Hallmark Cards would acquire all obligations and the rights of the lending banks under the bank credit facility.  In that event, Hallmark Cards could demand payment of outstanding amounts at any time.  However, Hallmark Cards has also confirmed to the Company that it will not request any reimbursement of amounts drawn on such letter of credit prior to October 31, 2006.  Hallmark Cards also confirmed that it and its wholly-owned subsidiaries will not request payment of the license fees and other amounts payable to affiliates of Hallmark Cards prior to October 31, 2006 (see note 9).

As consideration for extending the demand period for the possible reimbursement of amounts drawn on the letter of credit supporting the credit facility, the Company agreed to convert its license fees payable to Hallmark affiliates, which were approximately $133.0 million, to a promissory note bearing interest at LIBOR plus 3% per annum.  The term of the promissory note began on October 1, 2005 and is payable in full on October 31, 2006.

Due to the Company’s liquidity needs, the Company anticipates that prior to October 31, 2006, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the license fees ($133.0 million) and (iii) other amounts ($70.0 million) payable to affiliates of Hallmark Cards. In the alternative or as part of a combination of actions, the Company would consider various alternatives as indicated above, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities or entering into strategic alternatives.

Upon maturity of the credit facility on May 31, 2006, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards described in note 9, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings could affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, the Company would consider various alternatives as indicated above.  As a result, the outstanding borrowings under the credit facility of $180.0 million at September 30, 2005, have been classified as a current liability.

Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement

For information regarding our Bank Credit Facility, HC Crown Loans and Tax Sharing Agreement, please see “Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement” beginning on page 45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC and Notes 8 and 9 to the Consolidated Financial Statements in this Report.

As indicated the “Liquidity and Capital Resources” above, we entered into a revised letter agreement of October 1, 2005 with Hallmark Cards.  In the letter, Hallmark Cards confirmed to us that neither Hallmark Cards nor any of its wholly-owned subsidiaries would demand payment from us on any of the following obligations until October 31, 2006, at the earliest:

•                  $75.0 million note payable to HC Crown plus accrued interest thereon from time to time ($84.8 million including interest at September 30, 2005).

•                  $400.0 million note payable to HC Crown plus accrued interest thereon from time to time ($496.9 million including interest at September 30, 2005).

•                  $70.0 million payables to Hallmark Entertainment Holdings incurred in conjunction with the film library transaction in 2001.

•                  $133.0 million of license fees payable to Hallmark Entertainment Distribution Company ($146.4 million including activity at September 30, 2005).

Further Hallmark Cards stated that, in the event at any time prior to May 31, 2006 our banks draw on the letter of credit provided in support of the bank line of credit, Hallmark Cards will not request reimbursement from us for such amounts prior to October 31, 2006.  Hallmark also stated its intent to re-evaluate these repayment schedules if all or substantially all of our assets were sold to a third party prior to October 31, 2006.

Classification of Credit Facility as a Current Liability

The outstanding borrowings under the credit facility of $180.0 million at September 30, 2005, have been classified as a current liability.  Such balance sheet classification was deemed necessary in order to recognize the remote and improbable possibility that, upon maturity of the credit facility on May 31, 2006, the lending group led by JP Morgan Chase might elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead might elect to initiate a process to foreclose on the Company’s assets.

Risk Factors and Forward-Looking Statements

The discussion set forth in this Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings management, as of the date of this Form 10-Q including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed in this Report below and in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors stated in the Company’s Form 10-K Report for the year ended December 31, 2004, and the Form 10-Q Report for the quarter ended June 30, 2005. Such Risk Factors include among others:  Competition for distribution of channels, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our channels; our ability to address our liquidity needs; our incurrence of losses; and our substantial indebtedness affecting our financial condition and results.

There are stated below certain Risk Factors which contain significant changes from those stated in the Company’s Form 10-Q Report for the quarter ended June 30, 2005. Crown Media Holdings will not update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

If we do not successfully address the risks described below and in our prior Reports mentioned above, our business, prospects, financial condition, results of operations or cash flow could be materially adversely affected. The trading price of our Class A common stock could decline because of any of these risks.

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

Further, as discussed in this report under “Liquidity and Capital Resources” above, we need to extend, refinance or replace our bank line of credit on or prior to May 31, 2006, or to extend or replace borrowings from Hallmark Cards by October 31, 2006, that would result from the banks drawing upon the irrevocable letter of credit (see note 9) supporting the bank credit facility, and to extend or refinance license fees and payables to Hallmark Cards and its subsidiaries on or prior to October 31, 2006.

Hallmark Entertainment Distribution may not deliver to us as many programs as it has historically delivered.

We currently acquire library programming, new productions and first-run presentations pursuant to our program license agreement with Hallmark Entertainment Distribution, which agreement was revised on October 11, 2005. The revised agreement expires December 31, 2008, Under the revised agreement, Hallmark Entertainment Distribution is required to produce and deliver to us, and we are required to order and license, a minimum number of original television movies and original mini-series in each of 2005, 2006 and 2007. We may elect to reduce the number of original movies and mini-series to be licensed by us in 2006 and elect to reduce or cancel our obligation to license these productions in 2007. Under certain conditions, Hallmark Entertainment Distribution may similarly reduce in 2006 or eliminate in 2007 the number of original movies or original mini-series that it is required to produce in those years. We could be forced to develop and produce or acquire alternative programming if we no longer receive as many programs from Hallmark Entertainment Distribution as we have in prior years, and this could negatively impact our ability to effectively program our Channels.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2005, the decline of the fair value of the fixed income portfolio would not be material.

As of September 30, 2005, our cash, cash equivalents and short-term investments had a fair value of $9.4 million, which were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At September 30, 2005, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three and nine months ended September 30, 2005, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of September 30, 2005, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $9.4 million, or less than 1% of total assets, as of September 30, 2005. Our material liabilities subject to interest rate risk consisted of capital lease obligations, our bank credit facility, our line of credit with HC Crown and our note payable to HC Crown. The balance of those liabilities was $779.9 million, or 59% of total liabilities, as of September 30, 2005. Net interest expense for the three and nine months ended September 30, 2005, was $19.3 million and $53.7 million, 38% and 39%, of our total revenue, respectively. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

Item 4.  Controls and Procedures.

a.  Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

b.  Changes in Internal Control over Financial Reporting

There were changes in the Company’s internal control over financial reporting  that  occurred  during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as described below.

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

Although the Company has commenced the implementation of the remediation steps described above, at September 30, 2005, material weaknesses continue to impact the Company’s ability to account for non-routine, complex transactions in accordance with accounting principles generally accepted in the United States of America.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2005, we issued restricted stock units as described in Note 12 to the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1, of this Report under the heading “Employee Incentives and Retention.”

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2005 annual meeting of stockholders was held on July 11, 2005.  The following proposals were voted upon at the meeting, with the following number of votes cast for, against or withheld:

Proposal One – Elect 15 directors to our Board of Directors.

Name	Votes For	Votes Withheld	Abstentions and Broker Non-Votes

Robert A. Halmi, Jr.	377,483,967	1,557,614	-0-
David J. Evans	377,659,713	1,381,868	-0-
Wilford V. Bane, Jr.	377,451,723	1,589,858	-0-
Arnold L. Chavkin	377,403,952	1,637,629	-0-
Glenn Curtis	378,057,632	983,949	-0-
Robert J. Druten	377,436,467	1,605,114	-0-
Brian E. Gardner	377,483,967	1,557,614	-0-
Herbert Granath	378,166,432	875,149	-0-
David E. Hall	377,436,467	1,605,114	-0-
Donald J. Hall, Jr.	377,549,813	1,491,768	-0-
Irvine O. Hockaday, Jr.	377,548,813	1,492,768	-0-
Anil Jagtiani	377,549,813	1,491,768	-0-
Peter A. Lund	378,094,058	947,523	-0-
John P. Mascotte	377,961,143	1,080,438	-0-
Deanne R. Stedem	377,549,813	1,491,768	-0-

All 15 persons listed above were existing directors and were re-elected as our directors at that meeting.

Proposal Two – Ratification of amendment of the 2000 Long Term Incentive Plan.

Votes For	Votes Against	Abstentions and Broker Non-Votes

369,680,643	1,273,368	8,087,570

Item 6.  Exhibits

(a)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
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

3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1	Letter Agreement dated October 1, 2005 between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
10.2	Second Amended and Restated Program License Agreement, dated as of January 1, 2005, (previously filed as Exhibit 99 to our Form 8-K filed on October 17, 2005 and incorporated herein by reference).
10.3	Trademark License Extension Agreement, dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.
10.4	Trademark License Extension Agreement, dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.
31.1	Rule 13a-14(a) Certification executed by the Company’s President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ DAVID J. EVANS	Director and Principal	November 7, 2005
	David J. Evans	Executive Officer

By:	/s/ WILLIAM J. ALIBER	Principal Financial and	November 7, 2005
	William J. Aliber	Accounting Officer