Form 10-Q/A
period 2005-09-30
CROWN MEDIA HOLDINGS INC
filed 2005-12-01
CIK 1103837

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐   No ☒

As of November 2, 2005, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,054,524, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

This Amendment to the Form 10-Q Report of Crown Media Holdings, Inc. is filed to correct one entry on the cover page.

Item 6.  Exhibits

(a)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Rule 13a-14(a) Certification executed by the Company’s President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ DAVID J. EVANS	Director and Principal	December 1, 2005
	David J. Evans	Executive Officer

By:	/s/ WILLIAM J. ALIBER	Principal Financial and	December 1, 2005
	William J. Aliber	Accounting Officer