Form 10-K
period 2005-12-31
CROWN MEDIA HOLDINGS INC
filed 2006-03-29
CIK 1103837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to        .

Commission File Number: 000-30700

Crown Media Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1524410
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

12700 Ventura Boulevard,

Suite 200,

Studio City, California  91604

(Address of Principal Executive Offices and Zip Code)

(818) 755-2400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Class A Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $142,295,833.

As of February 28, 2006, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

In this Annual Report on Form 10-K the terms “Crown Media Holdings” or the “Company,” refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, Crown Media United States, LLC (“Crown Media United States”), Crown Media Distribution, LLC (“Crown Media Distribution”), Crown Media Trust (“Crown Media Trust”) and, until completion of the sale of our international business in April 2005, Crown Media International, LLC (“Crown Media International”) and Crown Entertainment Limited (“Crown Entertainment”). The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

The names Hallmark, TOTAL CHOICE and other product or service names are trademarks or registered trademarks of their owners.

PART I

ITEM 1.                Description of Business

Company Overview

We own and operate a pay television channel, known as the Hallmark Channel (the “channel”), dedicated to high-quality, entertainment programming for adults and families. In addition, we own and operate the Hallmark Movie Channel, which airs programming predominately from our film library (the “Hallmark Channel” and the “Hallmark Movie Channel” are collectively referred to herein as the “Channels”.)  Also, we own a film library with nearly 600 titles of movies, mini series and series. Our Channels are distributed in the United States of America and its territories and possessions, including Puerto Rico.

The Channels offer compelling stories, masterfully written, directed and produced with talented actors. We believe that with the programming we own (the “Crown Media Library,” the “Library” or the “film assets”), together with the programming we license from RHI Entertainment Distribution, LLC (“RHI Entertainment Distribution”) and third parties, we have established these Channels as destinations for viewers seeking high-quality, entertainment for adults and families, and as attractive outlets for advertisers seeking to target these viewers. We have distribution agreements with leading pay television distributors. The following table shows for the Hallmark Channel: our programming sources, selected pay television distributors and the total number of our subscribers as of December 31, 2005.

Programming	• Crown Media Library
Sources	• RHI Entertainment Distribution
• Third-party sources
• NICC

Selected Pay	• Adelphia
Television	• Cablevision
Distributors	• Charter
• Comcast
• Cox
• DirecTV
• EchoStar
• Time Warner

Total Subscribers	70.7 million

As of February 28, 2006, the Hallmark Channel had approximately 71.4 million subscribers. At the end of 2005, the Hallmark Movie Channel had approximately 500,000 subscribers. We view a “subscriber” as a household that receives, on a full or part-time basis, the Hallmark Channel or the Hallmark Movie Channel on a program tier of a distributor. We determine our subscribers from subscriber numbers reported by Nielsen Media Research. Subscribers include both viewers who pay a monthly fee for the tier programming and so-called “promotional” subscribers who are given free access to the tier by the distributor for a limited time.

Programming acquired from third parties is an important component of our Channels as we continually develop and refine our programming strategy. Our Channels have also benefited from the volume and availability of programming in our Film Library. Our Channels further have enjoyed the benefits of long-term program agreements with RHI Entertainment Distribution (formerly Hallmark Entertainment Distribution, LLC), which generally provide access to the RHI Entertainment Distribution library titles and to new production and first-run presentations controlled by RHI Entertainment Distribution. Our Film Library and the programming that we have access to through our program license agreements with RHI Entertainment Distribution consist of some of the most highly rated made-for-television movies, based on A.C. Nielson ratings. These programs have also won numerous Emmy Awards, Golden Globe Awards and Peabody Awards.

Hallmark Entertainment Distribution was owned indirectly by Hallmark Cards; in January 2006 Hallmark Cards sold its ownership interests in Hallmark Entertainment LLC, and thus also Hallmark Entertainment Distribution, to its President and certain new investors. Hallmark Entertainment Distribution changed its name to RHI Entertainment Distribution, and Hallmark Entertainment LLC changed its name to RHI Entertainment, LLC (“RHI Entertainment”). As a result, the programming agreements with RHI Entertainment Distribution are with a non-affiliated third party. At the same time, notes and accounts payable by us to Hallmark Entertainment Distribution were transferred to Hallmark Entertainment Holdings, Inc., a subsidiary of Hallmark Cards.

We currently distribute the Hallmark Channel through approximately 5,200 cable systems and communities and satellite providers. By the end of 2005, we had agreements with Adelphia, Cablevision, Charter, Comcast, Cox, DirecTV, EchoStar, Insight, Mediacom, the National Cable Television Cooperative, Time Warner and many other pay television distributors, for the distribution of the Hallmark Channel. In addition, we have entered into agreements with several telephone companies that have started to furnish video programming to consumers, including SBC (now AT&T), the National Rural Telecommunications Cooperative, and Verizon. Five of our distributors accounted each for more than 10% of our consolidated subscriber revenue for the year ended December 31, 2005 and accounted together for a total of 87% of consolidated subscriber revenue at that date. Three of our distributors accounted each for more than 15% of our consolidated subscribers for the year ended December 31, 2005 and accounted together for 58% of our subscribers on that date.

Through Crown Media Distribution, we exploit the Film Library to the extent not used by our Channels. We license the use of Library films and programming to third parties in the United States including terrestrial broadcasters in return for license fees.

We license the trademark “Hallmark” for use on our Channels pursuant to certain trademark license agreements with Hallmark Cards, Incorporated (“Hallmark Cards”). We believe that the use of this trademark is extremely important for our Channels due to the substantial name recognition and favorable characteristics associated with the name in the United States. For further information concerning these trademark license agreements, see Part III—Item 13. Certain Relationships and Related Transactions—Hallmark Trademark License Agreements.

Information concerning revenue, operating losses and identifiable assets attributable to our pay television programming services and our distribution of films may be found in Note 22 of Notes to Consolidated Financial Statements in this Report.

Strategic Alternatives for the Company

The Company announced on August 18, 2005, that its Board of Directors has authorized the Company to explore strategic alternatives for the Company, including a potential sale of the Company to a third party. In support of this initiative, a Special Committee of independent directors of the Board of Directors has been formed to oversee the process. Hallmark Cards, Incorporated has advised the Company’s Board of Directors that it fully supports the Board’s determination. Hallmark has also advised the Board that it would consider entering into a license agreement with respect to the Hallmark Channel name in connection with the sale of the Company if requested by a potential acquirer. As a result, the Company is currently engaged in a process that may result in strategic transactions concerning the operation or ownership of the Company. There can be no assurance that the Company will enter into or consummate any transaction, or as to the terms or timing thereof.

Development of Business

Crown Media Holdings, Inc., which was incorporated in the state of Delaware in December 1999, through its subsidiaries, owns and operates pay television Channels dedicated to high quality, entertainment programming for adults and families, in the United States. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co., a subsidiary of Hallmark Cards, the National Interfaith Cable Coalition, Inc. (“NICC”), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”). The Hallmark Channel is operated and distributed by Crown Media United States. Crown Media International acquired an interest in Crown Media United States in 1998, and as a result of several transactions, Crown Media Holdings owned 100% of the common interests of Crown Media United States by March 2001. Prior to April 2005, when the Company sold its international operations, through the sale of Crown Media International, the Company operated its Channels in approximately 150 countries throughout the world.

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

Industry Overview

The pay television industry is comprised primarily of program suppliers, pay television channel providers and pay television distributors. Program suppliers, from whom we acquire or license a portion of our programming, include many of the major production studios and other independent production companies and independent owners of programming. These program suppliers create, develop and finance the production of, or control rights to, movies, television miniseries, series and other programming. Due to our acquisition of the Crown Media Library, we are a program supplier. Program suppliers generate revenue by licensing their programming to broadcasters and video distributors (pay television channel providers) by territory and for specific periods of time.

We are also a pay television channel provider. Pay television channel providers include all channel providers (except over-the-air broadcasters) and major U.S. cable and satellite networks. Pay television channel providers often produce programming and acquire or license programming from program suppliers and generally package the programming according to an overriding theme and brand strategy. Pay television providers and distributors generally restrict viewership through security encryption devices that limit viewership to paying subscribers. Pay television channel providers compete with each other for distribution and to attract viewers and advertisers. Pay television providers generally target audiences with a certain demographic composition, so that they can then sell advertising to advertisers seeking to reach the providers’ demographic audiences.

Pay television distributors own and operate the platforms used to deliver channels to subscribers. These distributors use several different technologies to reach their subscribers as described below. Distributors attempt to create a mix of channels that will be attractive to their subscriber population in an attempt to gain new subscribers and to reduce subscriber turnover. Distributors have different levels of service for subscribers, with each service level containing some different channels. Recently, pay television distributors have created a “tier” of family programming; we are on two such tiers as of the date of this Report. Distributors have begun to offer additional broadband services such as Internet access, telephony and video-on-demand over their systems.

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

Generally, we charge our pay television distributors a monthly subscriber fee for the right to broadcast our Channels. Generally, these distribution agreements last from three to ten years, and sometimes include annual increases of subscriber fees. A distribution agreement may also involve a payment by us for the establishment of the relationship or, together with or in lieu of any payment, waived subscriber fees for our Channels to distributors for a period of time and discounts or no fees if certain subscriber levels are achieved. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information regarding subscriber fees. For the years ended December 31, 2003, 2004, and

2005 revenue derived from subscriber fees for the Channels were approximately $4.3 million, $9.9 million and $18.7 million, respectively.

Advertising Revenue

Television advertising is sold in a variety of formats. Many pay television channels rely largely upon the spot advertisement format. Spot advertisements are normally 30 seconds long and air during or between programs. They are often sold in packages of a certain number of spots or to deliver a certain number of viewers. An alternative to spot advertising is sponsorship, by which a company sponsors a program or selection of programs on a channel and receives enhanced exposure for its brand and products in these programs.

The ability of a television channel to generate advertising revenue largely depends on estimated or actual viewing levels, primarily based on ratings, and on advertising rates. In the United States, independent ratings systems on which advertising sales can be based are well established and widely accepted within the industry. In addition, pay television channel providers and distributors may also provide estimated or actual subscriber information. Currently, our Channel sells the approximately 50% of its advertising in the “up-front” season, generally in June and July, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for audience deficiency units, “ADUs,” and sell the remainder in the spot or scatter market. ADUs are units of inventory that are made available to advertisers as compensation for advertising purchased in programs which did not deliver the ratings which the advertisers had been guaranteed.

Historically, advertisers have spent more on advertising through traditional broadcast television than through pay television. We believe that as pay television continues to gain viewership relative to broadcast television, it should attract a larger percentage of the total available dollars spent on television advertising. Also, as pay television draws audience share from broadcast television, audience demographics (i.e. viewers categorized by characteristics such as age, sex and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products, by buying advertising on channels which attract the desired viewer demographic.

We have advertising sales offices in New York, Los Angeles, Chicago, Atlanta and Detroit. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on our Channels. For the years ended December 31, 2003, 2004, and 2005 revenues from the sale of advertising time on our Channels were approximately $77.6 million, $106.3 million and $146.1 million, respectively.

Ratings

Among the 60 ad-supported cable channels in the United States market in 2005, the Hallmark Channel ranked 9th in total day with an average 0.707 household rating for the year and 11th for prime time with an average 1.033 household rating for the year, according to Nielsen Media Research. In 2004, among the 54 ad-supported cable channels in the United States market, the Hallmark Channel ranked 10th in total day with an average 0.6 household rating and 14th for prime time with an average 0.871 household rating, according to Nielsen Media Research. Total day means the time period measured from the time each day the broadcast of commercially-sponsored programming commences to the time such commercially-sponsored programming ends. We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults 25-54 and Women 25-54.

Licensing Revenue

We license our film assets to broadcasters and video distributors (pay television channel providers) who pay a license fee for the right to exhibit or distribute the programming over a certain period of time.

Our licensing of film assets is an important contributor to our revenues and, because the amortization of our film assets is a non-cash expense, also to our cash flow.

Programming

Our Channels offer a range of high quality, entertainment programming for adults and families including movies, miniseries, epics, historical dramas, romances, literary classics, and contemporary stories. Sources for programming on our Channels include the Crown Media Library, programming licensed from RHI Entertainment Distribution, and programming licensed from other third parties. Prior to the purchase of the Crown Media Library in 2001, we licensed substantially all of the titles in that Library from Hallmark Entertainment Distribution, which is now RHI Entertainment Distribution.

Examples of programming from our Library and the RHI Entertainment Distribution library include, Larry McMurtry’s Lonesome Dove, The Outsider, Talking to Heaven, Frederick Forsyth’s Icon, Supernova and Larry McMurtry’s Dead Man’s Walk as well as programming previously shown as Hallmark Hall of Fame such as John Grisham’s Painted House, Fallen Angel, Sarah, Plain and Tall and What the Deaf Man Heard. We benefit from these original RHI Entertainment Distribution productions, which are sometimes premiered and often aired on our Channel. Examples of other third party programming shown on our Channel include the popular drama series M*A*S*H, Little House on the Prairie, Diagnosis Murder, Matlock, Walker Texas Ranger and The Waltons. Other examples of our third party programming include acquired movies and miniseries such as The Parent Trap, City Slickers and A Fistful of Dollars. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time.

Distribution

The Hallmark Channel ended 2005 with 70.7 million subscribers, an increase of 9% from 64.6 million at the 2004 year-end. We currently distribute the Hallmark Channel to approximately 76% of all United States pay television subscribers. The following table shows the approximate number of pay television households and the Hallmark Channel subscribers for each of the eight largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2005.

			HALLMARK
		HALLMARK	CHANNEL—U.S.
	TOTAL US PAY TV	CHANNEL—U.S	% OF PAY TV
PAY TELEVISION DISTRIBUTOR	HOUSEHOLDS(1)	SUBSCRIBERS(1)	HOUSEHOLDS
	(In thousands, except percentages)
Comcast	22,701	16,504	72.7%
DirecTV	14,933	13,054	87.4%
Time Warner	13,215	11,005	83.3%
Cox	6,335	5,233	82.6%
Charter	6,319	4,913	77.8%
Adelphia	5,487	4,387	79.9%
Echostar	11,710	4,645	39.7%
Cablevision	3,052	2,580	84.6%
All others	9,831	8,345	84.9%
Total	93,583	70,666	75.5%

(1)          Source: Nielsen Code and The Nielsen Public U.E. December 2005.

Our subscribers in the United States have grown from approximately 16.0 million full time subscribers at January 1, 2001 to approximately 71.0 million full time subscribers at December 31, 2005.

Although the Hallmark Channel’s distribution agreement with Adelphia expired on December 31, 2005, Adelphia has continued to carry the channel pursuant to the terms of the expired agreement. Adelphia is the subject of a purchase agreement with Comcast and Time Warner. Once this purchase is completed, we expect that the Adelphia systems will then be covered by the terms of the existing Hallmark Channel agreements with Comcast and Time Warner. Our other major distribution agreements expire from December 2006 through December, 2010. Of these distribution agreements, agreements accounting for approximately 77.8% of our subscriber base at December 31, 2005 will terminate and be the subject of renewal negotiations prior to or on December 31, 2007. In October, 2005, we entered into a renewal of our distribution agreement with one of the major distributors for a period of 3.3 years.

Sales and Marketing

Our primary target demographics are women aged 25 to 54 and adults aged 25 to 54 and our secondary target is adults aged 18 to 49. Our programming is targeted to adults, but is generally appropriate for viewing by the entire family, which is important to viewers, advertisers and affiliates alike.

For over fifty years Hallmark has been a leader in high-quality original television production. The Hallmark Channel and the Hallmark Movie Channel are the only home on cable television for the movies previously shown as Hallmark Hall of Fame, a selection of movies from an award-winning entertainment series.

The power of the Hallmark brand and the quality of RHI Entertainment Distribution combine to:

•       provide our viewers with tangible evidence of our commitment to the best in entertainment for the entire family;

•       enhance our ability to attract advertising commitments and higher Cost-Per-Thousands (“CPM”) from the largest advertisers; and

•       provide a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

Hallmark Movie Channel

After operating on a limited basis throughout 2004, we fully launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005. The Hallmark Movie Channel focuses on movies and mini-series and utilizes content from our film library for programming. The launch of the Hallmark Movie Channel provides an opportunity for the Company to build a second programming asset, use this programming asset as a value added enhancement to increase distribution of the Hallmark Channel, and realize further value from the content in our film library.

Channel Operations

The programming department has been responsible for ensuring the consistent quality of the programming we offer. The programming, scheduling and acquisitions departments work in conjunction with the traffic department and creative services to create the distinctive appearance of our Channel. Some of these functions are outsourced on an as-needed basis.

The creation of our Channel begins with the acquisition of programming. We have approximately 600 titles in the Crown Media Library. In addition, we license programming from RHI Entertainment Distribution and other program suppliers. Our staff or third parties review and summarize all potential programming to ensure compliance with our quality and content standards.

The creation of on-air promotional segments “interstitials”, which are broadcast between the feature movies, miniseries and series, are typically outsourced to external vendors. These interstitials are intended to invite viewership, guide viewers to specific programming, and promote “brand awareness” for the Hallmark Channel and the Hallmark Movie Channel.

The scheduling department creates the play list, which contains a list of daily programming. The scheduling department works with advertising sales and marketing personnel to continuously monitor the programming mix. The play list is then forwarded to the traffic department.

The traffic department inserts promotional segments and advertising into the play list and creates the daily log, which contains a detailed schedule of the stream of programming, commercials and promotional materials that will ultimately be viewed by the subscribers of the Hallmark Channel.

Channel Delivery

We deliver the daily log and digital tapes of the Channels’ programming, commercials and promotional messages to a third party “Network Operations Center” in Denver, where the programming, advertising and promotional elements are combined and compressed into a single signal, and transported to a Denver uplink facility. The uplink facility then transmits the signal to a satellite transponder that covers the United States and the transponder transmits the signal back to cable head-end facilities and direct-to-home satellite services operated by pay television distributors who receive and decode our signal and transmit our Channels to their subscribers.

The following chart summarizes for the primary distribution platforms through which we deliver our Channels, our primary pay television distributors, and the uplink and satellites we currently use to deliver our Channels.

	Primary	Primary	Playback	Uplink
	Distribution	Pay TV	Providers/	Providers/
Market	Platforms	Distributors	Locations	Locations	Satellites
United States	Cable	Time Warner	Sparrowhawk	Comcast Digital	SES Americom—
	Satellite	DirecTV	Broadcast Services	Media Center	AMC 11
	Direct-to-home	Charter	Denver, CO	Littleton, CO
Adelphia
Echostar
Cox
Cablevision
Comcast

The contracts with the parties providing uplink, satellite and other services for the delivery of our Channel in the United States expire from 2012 through 2019. Such contracts may be terminated by the vendors prior to the expiration of the contracts under conditions that are customary to contracts of this type. Amounts payable under these contracts, as well as international contracts, are reflected in “Operating and Capital Leases” in the schedule of contractual commitments as of December 31, 2005, as shown in Item 7 below.

Film Distribution

Crown Media Distribution owns the Crown Media Library, consisting currently of United States rights to approximately 600 titles, and generates revenue from the film assets in the library by granting licenses to use the films to third parties. We are also using the films as programming for our television Channels and various interactive uses including pay per view and video on demand.

Crown Media Distribution oversees sales and distribution of the Crown Media Library to third-party licensees. Third-party licensees purchase rights on an exclusive or non-exclusive basis to exhibit titles from the Library in various television media including home video. Crown Media Distribution has a service agreement with RHI Entertainment, providing for services relating to the administration, distribution and other exploitation of the Crown Media Library, and directs the RHI Entertainment sales force in all sales matters pertaining to the Crown Media Library.

Competition

The pay television industry is highly competitive. Our Channels have competed for distribution, viewers and advertisers with other pay television channels, broadcast television channels and with other general forms of entertainment.

There are several sources of competition within our industry, each of which affects our business strategy. The Hallmark Channel competes with other general entertainment programming from TNT, USA Network, A&E, the Discovery Channel, Lifetime, Oxygen, ABC Family and other similarly targeted channels. We compete with these channels for viewers and advertising dollars based upon quality of programming, number of subscribers, ratings and subscriber demographics. We compete with all channels for carriage on cable, satellite and telephone systems that may have limited capacity.

Competition continues to intensify as the industry shifts from analog distribution to digital distribution. Many pay television distributors have upgraded their physical infrastructures to accommodate digital delivery, which provides significantly more channel capacity. We believe that it will take several years for the majority of current subscribers to convert to, and begin paying for, upgraded services. In an effort to accelerate the conversion, pay television distributors are attempting to place new channels on their digital tier as opposed to their limited, yet more widely-distributed, analog tiers. Although competition for the remaining analog channel space is still intense, as more and more subscribers are converted, the digital tier is expected to become the dominant platform.

Competitive Strengths

We have established a track record of providing high quality programming. We believe that our primary competitive strengths include the following:

Pay Television Channel Branded with the Well-Known Hallmark Name

Our Channel is branded with the Hallmark name. We believe that viewers and distributors associate the Hallmark brand with family values and high quality content. Our association with this brand facilitates our efforts to achieve increased distribution and to attract additional viewers, which in turn leads to higher ratings and advertising revenue.

Distribution Contracts that Call for Increasing Subscriber Counts and Fees

At December 31, 2005, we had distribution agreements with Adelphia, Cablevision, Charter, Comcast, Cox, DirecTV, EchoStar, and Time Warner in the United States, as well as a number of other distributors. The terms of our major distribution agreements generally provide for subscriber fee increases over time, although some provide for lower or no subscriber fees if certain levels of subscribers are achieved. We expect to be able to renew these deals prior to their expiration. See “Risk Factors Relating to Our Business” below.

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

We have a three-year program agreement with RHI Entertainment Distribution ending December 31, 2008, that provides us with access to new movies and mini-series produced especially for the Hallmark Channel, as well as to titles in the RHI Entertainment Distribution library which have been produced for other major networks over the past five years. This agreement is described in more detail in Part III, Item 13. Certain Relationships and Related Transactions—Agreements Concerning Film Assets below.

Experienced Management

Members of our senior management team have experience launching, promoting and operating channels. They have held senior positions at such companies as The Discovery Channel, ABC, CBS Sports, Turner Network Television and USA Networks.

Competitive Risks

One Primary Channel Distributed Domestically

We operate one primary Channel in the United States. Many competitors have more than one channel and are also diversified entertainment companies, giving them an advantage in dealing with distributors and advertisers. These companies are also able to leverage costs across multiple channels. Until the Hallmark Movie Channel is more widely distributed, it will not provide significant leverage in negotiations with distributors and advertisers.

Entertainment Programming

Our programming is entertainment designed for adults and families and is intended to meet quality standards that are associated with the Hallmark trademark. Competitors may have more flexibility in programming.

Ratings Which Affect Advertising

Our ratings have improved substantially over the last three years. Nevertheless, our competitors include channels with more subscribers and higher ratings, which affects rates that we can charge for advertising.

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

Employees

We had 186 employees at December 31, 2005, and 187 employees in April 2005. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good. Substantially all of our domestic Channels’ employees work at our offices in Studio City, California and New York, New York.

Financial Information about Geographic Areas

Information concerning revenue and long-lived assets attributable to external customers may be found in Note 22 of our Notes to Consolidated Financial Statements in this Report.

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

Both our channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of December 31, 2005, we had an accumulated deficit of approximately $1.5 billion, total stockholders’ deficit of approximately $123.2 million, goodwill of approximately $314.0 million, and film assets of $380.3 million.

We cannot assure you that we will achieve or sustain profitability. If we are not able to achieve or sustain profitability, the trading price of our Class A common stock may fall significantly. To diminish our losses and become profitable, we will need to substantially increase our revenue, particularly advertising and subscriber revenue. This will require, among other things, increasing the distribution of our channels, attracting more viewers to our channels, attracting more advertisers, and increasing our advertising rates. Risks associated with these areas of our business are described below.

In addition, in order to accomplish these goals, the management of Crown Media Holdings continues to believe that it is necessary to increase subscribers and enhance our programming, which may result in increased subscriber acquisition fees and will result in increased costs for programming. Over the last four years, these actions have contributed to increased net losses for Crown Media Holdings.

Our substantial indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of December 31, 2005, our total debt was $972.4 million and we had $15.9 million of cash and cash equivalents and $10.0 million available under our bank credit facility subject to the approval of Hallmark Cards to cover the negative cash flow resulting from our current operations. In addition, in March 2006, we signed a waiver and standby purchase agreement, which converted $70.0 million of payables to a Hallmark Cards affiliate into a note payable. This amount currently is not included in our calculation of total debt. Subject to restrictions under our debt agreements, we may also seek equity or debt financing from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes.

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

Information concerning our liquidity may be found in Note 1 of our Notes to Consolidated Financial Statements in this Report.

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

Because we currently operate at a loss, we may have a negative cash flow and any unanticipated significant expense or any development that hampers our growth in revenue or decreases any of our revenue, would result in the need for additional external funds in order to continue operations. Further, as discussed in this report under “Liquidity and Capital Resources” below, we need to extend, refinance or replace our bank line of credit on or prior to May 31, 2006, or to extend or replace borrowings from Hallmark Cards by May 31, 2007, that would result from the banks drawing upon the irrevocable letter of credit supporting the bank credit facility or from Hallmark Cards’ purchasing the loans under that facility (see note 12 to our Consolidated Financial Statements), and extend or refinance outstanding notes payables to Hallmark Cards and its subsidiaries on or prior to May 31, 2007.

Upon maturity of the credit facility on May 31, 2006, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards described in note 12, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, would affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company would consider various alternatives as indicated above. In the alternative, the Company would cause Hallmark Cards, pursuant to the terms of the waiver and standby purchase agreement, to exercise its option to purchase the banks interest in the credit facility and the credit facility would then be subject to Hallmark Cards agreement not to demand payment prior to May 31, 2007.

We need to renew distribution agreements covering more than a majority of our subscribers prior to December 31, 2007.

Our distribution agreements with eight of the major distributors in the United States, accounting for approximately 83% of our subscriber base as of December 31, 2005, will terminate on or prior to December 31, 2007 pursuant to the terms of the agreements. If we are unable to renew these distribution agreements, we could lose substantial numbers of subscribers. Although we believe we will be able to negotiate new agreements on favorable terms, it is difficult to predict what the level of subscriber fees will be or whether the distributors will request marketing or “launch” support payments as a condition for renewal. Any significant loss of subscribers, reduction in subscriber fees or obligation to pay launch support or marketing payments could materially affect our subscriber and advertising revenues and affect materially our cash flow and ability to achieve profitability.

RHI Entertainment Distribution may not deliver to us as many programs as it has historically delivered.

We currently acquire library programming, new productions and first-run presentations under a program license agreement with RHI Entertainment Distribution, which agreement was revised on October 11, 2005. The revised agreement expires December 31, 2008. Under the revised agreement, RHI Entertainment Distribution is required to produce and deliver to us, and we are required to order and license and pay for, a minimum of 12 original television movies and three original mini-series in each of 2006 and 2007 (subject to our right to cancel these productions in 2007). There are also other programming obligations. If RHI Entertainment Distribution is not able to produce all the movies and mini-series which we require in 2006 and 2007 or we are not able to negotiate a new production agreement with RHI Entertainment Distribution for 2008 and subsequent years, we could be forced to acquire the needed programming from alternative sources or to produce it ourselves at a greater cost and our ability to effectively program our Channels could be negatively affected.

Modification of any existing agreements with United States distributors could result in an increased obligation to pay subscriber acquisition fees.

Several of the Crown Media United States’ existing distribution agreements contain “most favored nations” clauses. These clauses typically provide that, in the event Crown Media United States enters into an agreement with another distributor on more favorable terms, these terms must be offered to the existing distributor, subject to certain exceptions and conditions. Distribution agreements which we may enter into in the future may also contain similar “most favored nation clauses.” In the past, Crown Media United States has been asked to comply with such clauses and modify its distribution agreements with certain distributors after entering into new distribution agreements. Any claims under these clauses in the future could result in the payment of cash or the issuance of stock by us to our distributors and would negatively affect subscriber revenues; however, if our subscription base is increased as a result of such modification, it could result in higher advertising revenue.

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

If our programming declines in popularity, our subscriber fees and advertising revenue could fall and the additional revenue we expect as a result of our film assets may be lower than we anticipate.

Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. In particular, our ability to react effectively may be limited by our obligation to license programming from RHI Entertainment Distribution, which may be unable or unwilling to produce programming in genres other than general entertainment, television movies and mini series. Our competitors may have more flexible programming arrangements, as well as greater amounts of production, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also reduce the amount of revenue we anticipate receiving from licensing of our film assets and cause a decline in both advertising and subscriber fees revenue. The decline in revenue could hinder or prevent us from achieving profitability and could adversely affect the market price of our Class A common stock.

We are currently dependent on RHI Entertainment to distribute and maximize licensing fees from the film assets.

Currently, we are dependent on RHI Entertainment to distribute and license our film assets to third parties for us under a services agreement, which will expire on December 31, 2006. This arrangement reduces our control over the sales and distribution of the film assets and might delay our realization of the full revenue stream from the film assets. We and RHI Entertainment each have the right to terminate the service agreement on sixty days notice. If RHI Entertainment elects to terminate the agreement before we have established our own distribution network, we may not be able to establish our own or obtain alternative distribution services of equivalent quality or on terms as favorable to us. Termination of this services agreement could hinder our ability, at least in the short-term, to achieve the amount of additional revenue anticipated from these activities and could adversely affect the market price of our Class A common stock.

We may in due course develop our own distribution/sales network and hire employees to perform the services currently performed by RHI Entertainment under the service agreement. Our ability to do so is unproven and will require financial, operational and management resources. We may not be able to hire the number of employees, or employees who are sufficiently qualified, to perform these services, or do so in a cost efficient manner. If the cost to develop and maintain this employee base is greater, or if this process takes longer than anticipated, it could have a negative impact on the revenue we anticipate generating from the film assets.

If we are unable to increase our advertising revenue, we may be unable to achieve profitability.

Although it is expected over time that our advertising revenue will increase, if we fail to increase significantly our advertising revenue, we may be unable to achieve or sustain profitability or to expand our business. A failure to increase advertising revenue may be a result of any or all of the following: (i) we have a limited history of marketing and selling advertising time; (ii) we may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience for our U.S. channel; (iii) our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors; (iv) the advancement of technologies such as Digital Video Recording which may cause advertisers to shift their expenditures to media in which their commercial messages are not circumvented by the technology; and/or (v) we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our channels, our number of subscribers, and the viewership ratings for our programming.

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

We could lose the right to use the name “Hallmark” because we have limited-duration license agreements, which could harm our business.

We license the name “Hallmark” from Hallmark Licensing, Inc., a subsidiary of Hallmark Cards, for use in the names of our channels. This license will expire on September 1, 2006. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including failure to comply with Hallmark Cards’ programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue, particularly in the United States.

If our third-party suppliers fail to provide us with network infrastructure services on a timely basis, our costs could increase and our growth could be hindered.

We currently rely on third parties to supply key network infrastructure services, including uplink, playback, transmission and satellite services to our market, which are available only from limited sources.

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

Additionally, of the approximately 74.1 million shares of the Company’s outstanding Class A common stock, only 15.3 million shares (approximately 21%) are not held by affiliates of the Company. This stock ownership structure may also be a cause of volatility in the market price of the Company’s Class A common stock.

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

Changes in laws or regulations could adversely affect our distribution and thus our revenues.

The Federal Communications Commission or Congress may enact requirements that cable program services be offered to subscribers on an “a la carte” basis, i.e. be made available for purchase separately and not as part of a package of services or that the services be offered in specific packages such as a so-called “family tier.” Such requirements could result in a reduction in the total number of subscribers to our domestic program services and adversely affect advertising revenue.

If we fail to comply with applicable government regulations, our business could be harmed.

If, as a provider of television channels, we fail to comply with applicable present or future government regulations in the U.S., we could be prohibited from operating in the U.S. and could be subject to monetary fines or directives, which would increase our operating costs, and, therefore, affect our ability to achieve profitability.

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

ITEM 1A.        Risk Factors

See “Risks Related to Our Business” and “Risks Related to Our Industry” in Item 1 above, which sections are incorporated herein by reference.

ITEM 1B.       Unresolved Staff Comments

Not applicable.

ITEM 2.                Properties

The following table provides certain summary information with respect to the principal real properties leased by the Company. We do not own any real property. The leases for these United States offices and facilities expire between 2006 and 2010. The Company believes the facilities, office space and other real properties leased are adequate for its current operations.

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd.	Executive and administrative office and post	49,637
Studio City, California	production and editing facilities
1325 Avenue of the Americas	Sales and administrative office and	13,145
New York, New York	advertising traffic
205 N. Michigan Ave.
Chicago, Illinois	Sales office	3,048
200 East Beaver Road
Troy, Michigan	Sales office	200
1170 Peachtree Street
Atlanta, Georgia	Sales office	180

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

ITEM 3.                Legal Proceedings

We are subject to incidental litigation risks in the ordinary course of our business. We are not currently the subject of any material, pending legal proceeding.

On December 1, 2005, the Company settled a dispute with the National Interfaith Cable Coalition over alleged breaches of a 2001 programming agreement and entered into a new agreement. See Item 13 “Certain Relationships and Related Transactions” for information on this new agreement.

ITEM 4.                Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.                Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on the Nasdaq National Market System under the ticker symbol “CRWN.” Set forth below are the high and low sales prices for our Class A common stock for each quarterly period in 2004 and 2005, as reported on the Nasdaq National Market System.

	Price Range
Common Stock	High	Low
2004
First Quarter	$9.230	$7.060
Second Quarter	$9.780	$7.960
Third Quarter	$8.750	$6.250
Fourth Quarter	$9.500	$8.170
2005
First Quarter	$9.600	$8.000
Second Quarter	$10.110	$7.970
Third Quarter	$11.500	$8.600
Fourth Quarter	$10.970	$8.470

There is no established public trading market for our Class B common stock, of which 100% is owned by Hallmark Entertainment Investments Co.

Holders

As of February 8, 2006, there were 65 record holders of our Class A common stock and one record holder of our Class B common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides as of December 31, 2005, information for our only equity compensation plan, which is the Amended and Restated 2000 Long Term Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	867	$10.42	9,133

Stock Purchases

We did not make any repurchases of our outstanding shares during the fourth quarter of 2005. None of our executive officers purchased shares in open market transactions during the fourth quarter of 2005.

ITEM 6.                Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, and the consolidated balance sheet data as of December 31, 2001, 2002, 2003, 2004 and 2005, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

In February 2005, the Company signed a definitive agreement to complete the sale of its international business and, accordingly, classified the operating results of the international business as discontinued operations in the accompanying statements of operations for all periods presented. This sale closed in April 2005. The Company’s discontinued operations consisted of the international channel operations and the international rights to the film library assets.

	Years Ended December 31,
	2001	2002	2003	2004	2005
Revenue:
Subscriber fees	$13,905	$8,463	$4,329	$9,874	$18,746
Advertising	20,372	40,991	76,153	104,481	143,780
Advertising by Hallmark Cards	5,020	5,021	1,397	1,846	2,335
Film asset license fees	795	15,603	17,548	22,035	21,693
Sublicense fees and other revenue	251	1	6	—	10,830
Total revenue, net	40,343	70,079	99,433	138,236	197,384
Cost of Services:
Programming costs
Affiliates	27,550	56,551	27,697	35,066	46,028
Non-affiliates	44,798	43,632	40,578	54,812	74,549
Amortization of film assets	1,438	13,131	12,965	28,905	51,619
Impairment of film assets	—	—	—	22,003	25,542
Subscriber acquisition fee amortization expense	6,415	39,133	22,961	26,020	35,928
Amortization of capital leases	—	—	—	96	1,158
Other costs of services	14,801	15,956	13,351	10,939	20,448
Total cost of services	95,002	168,403	117,552	177,841	255,272
Selling, general and administrative expense	46,503	39,394	41,811	52,209	55,162
Marketing expense	18,600	34,004	16,619	16,477	24,160
Reorganization expense	4,613	6,798	993	—	—
Amortization of goodwill	20,032	—	—	—	—
Depreciation and amortization expense	5,920	5,230	6,245	6,306	4,471
Loss from operations before interest expense and income tax provision	(150,327)	(183,750)	(83,787)	(114,597)	(141,681)
Loss on early extinguishment of debt	—	—	(39,812)	—	—
Guaranteed preferred beneficial interest accretion	(1,428)	(25,508)	(23,218)	—	—
Interest expense	(5,189)	(17,124)	(39,758)	(60,179)	(73,856)
Loss from continuing operations before income tax benefit	(156,944)	(226,382)	(186,575)	(174,776)	(215,537)
Income tax benefit	5,320	—	—	—	—
Loss before discontinued operations and cumulative effect of change in accounting principle	(151,624)	(226,382)	(186,575)	(174,776)	(215,537)
Loss from discontinued operations, net of tax	(78,208)	(86,647)	(35,574)	(142,030)	(10,683)
Loss from sale of discontinued operations, net of tax	—	—	—	—	(6,538)
Loss before cumulative effect of change in accounting principle	(229,832)	(313,029)	(222,149)	(316,806)	(232,758)
Cumulative effect of change in accounting principle	—	—	17,000	—	—
Net loss	$(229,832)	$(313,029)	$(205,149)	$(316,806)	$(232,758)
Other comprehensive income (loss):
(Loss) gain on fair value of derivative asset	(204)	204	—	—	—
Foreign currency translation adjustment	(404)	1,063	1,366	1,421	(3,434)
Comprehensive loss	$(230,440)	$(311,762)	$(203,783)	$(315,385)	$(236,192)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	74,691	104,306	104,484	104,533	104,619
Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	$(2.03)	$(2.17)	$(1.78)	$(1.67)	$(2.06)
Loss per share from discontinued operations, basic and diluted	(1.05)	(0.83)	(0.34)	(1.36)	(0.16)
Cumulative effect of change in accounting principle, basic and diluted	—	—	0.16	—	—
Net loss per share, basic and diluted	$(3.08)	$(3.00)	$(1.96)	$(3.03)	$(2.22)

	As of December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,859	$335	$4,306	$12,102	$15,926
Goodwill	314,033	314,033	314,033	314,033	314,033
Total assets	1,627,008	1,497,930	1,565,747	1,512,768	1,273,826
Total long-term debt, excluding current Maturities(1)	205,894	382,206	808,892	886,302	971,589
Stockholders’ equity (deficit)	776,866	467,595	313,451	54,636	(123,189)
Other Data:
Capital expenditures	$2,611	$3,627	$2,544	$878	$504
Total subscribers at year end	43,532	48,815	56,010	64,565	70,666

(1)          In March 2006, the Company signed a waiver and standby purchase agreement, which converts $70.0 million of payables to a Hallmark Cards affiliate into a note payable. This amount is not included in the long-term debt calculation.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Current Business

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its subsidiaries, owns and operates pay television channels dedicated to high quality, entertainment programming for adults and families, in the United States. In addition, the Company owns a film library with approximately 600 titles. The library product is used on the Hallmark Channel, the Hallmark Movie Channel and sold to third parties.

With 70.7 million subscribers in the United States at the end of 2005, Crown Media Holdings is the 39th most widely distributed advertising-supported cable channel in the United States. In 2005, the Hallmark Channel also increased its overall ratings as to viewers. We finished the year the 9th highest rated advertising-supported cable channel for total day ratings and the 11th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research. The growth in ratings during 2005 began with our Holiday campaign at the end of 2004. This campaign focused on Holiday-themed movies and linked together promotions with the Hallmark Gold Crown Stores. The result of this campaign was an increase in new viewers to the Hallmark Channel. To build upon the success of the Holiday campaign, during the first quarter of 2005, a new programming concept, Hallmark Channel Mystery Movies, was introduced. This new programming concept premiered on Friday nights during the first quarter of 2005 and each of the movies averaged a household coverage rating of 1.3, which was a nearly 60% increase from the same period in the prior year. During the second quarter, additional Mystery Movies were aired. In addition, the Hallmark Channel premiered a number of other original movies that also resulted in strong ratings.  Programming successes continued in the third quarter which was the highest rated quarter in the Channel’s history. Similar to 2004, and in an effort to build upon our year to date ratings performance, the Channel launched a Holiday campaign in the fourth quarter of 2005. This campaign was also successful. The fourth quarter became the highest rated fourth quarter in the Channel’s history. Two of our movies in December recorded 3.0 or higher household ratings, as measured by Nielson, and all of our Holiday movies delivered strong audience demographic performance.

We formally launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005. The Hallmark Movie Channel focuses on movies and mini-series and utilizes content from our film library for programming. At year end 2005, we had approximately 500,000 subscribers to the Hallmark Movie Channel.

As mentioned above, the Company owns a film library comprised of approximately 600 titles. Through our subsidiary, Crown Media Distribution, we license rights in the United States to titles in the library to a variety of customers. In addition, the Company utilizes the film library for programming content on the Hallmark Channel and Hallmark Movie Channel. We have increased the internal use of the film assets as a result of the launch of the Hallmark Movie Channel and a decision to air more movies on the Hallmark Channel.

As the Hallmark Channel and the Hallmark Movie Channel continue to develop, the core focus for the business remains unchanged. First, distribution must continue to expand. While the ratings performance of the Hallmark Channel ranks in the top ten of cable networks according to Nielsen, in terms of distribution, the Hallmark Channel is only in the top 40 cable networks. Increased distribution can have a positive impact on our subscriber revenue (depending on any subscriber acquisition fees incurred) and should increase our advertising revenue as advertisers pay higher rates to cable networks that are more broadly distributed. However, combining growing distribution with increasing ratings is more powerful in terms of advertising revenue. As a result, the Hallmark Channel will continue to focus on enhancing its programming schedule through the acquisition of new series, additional original movies such as the recent Mystery Movies, and through unique scheduling concepts.

We plan to develop the Hallmark Movie Channel as an additional revenue source. It can play a role in terms of contract renewals with the various distributors. It will generate revenue in 2006 and as distribution continues to expand, the financial contribution of the Hallmark Movie Channel may continue to grow.

In addition, we plan to focus on library sales. Our film library is a large collection of award winning movies and mini-series, which is unique in that it is such a large collection of family oriented films.

All of the above needs to be accomplished in a cost efficient fashion. Cost management will continue to be a focus for the management of Crown Media Holdings.

Current Challenges

The Hallmark Channel faces challenges on the distribution front. The distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and thus rates charged for advertising. We have an ongoing focus on growing our subscriber base. The current and long-term distribution challenges will be renewing our distribution arrangements with the multiple system operators as they expire. See “Risk Factors Relating to Our Business” and “Channels-Distribution” in Item 1 Business above. While the economics of the renewals and potential cash incentive payments are unknown and could have a significant impact on our business, we believe that the success of the Hallmark Channel in terms of ratings and the environment we have created with our programming schedule will enhance our renewal discussions. We also believe that our ability to offer to multiple systems operators a second channel, the Hallmark Movie Channel, as well as programming for their other distribution platforms such as VOD, are value added components of the renewal equation. In October 2005, we renewed our distribution agreement with one of the major distributors in the United States.

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

Three factors have contributed to the ratings improvements of the Channel: acquired series and movies, original productions and marketing. Acquired series ranging from Perry Mason to Walker, Texas Ranger and M*A*S*H have consistently delivered strong ratings across all day-parts. Original productions are our most high profile programs and generate the Channel’s highest ratings. Original productions are significant in helping our distribution and advertising sales teams sell the channel. Substantially all of our original programming is provided by RHI Entertainment Distribution.

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

Strategic Alternatives for the Company

See “Strategic Alternatives for the Company” in Item 1 above .

International Business

In April 2005, the Company completed the sale of  its international business to a group of investors comprised of Equity Partners, 3i and U.K. executive David Elstein (collectively, “Sparrowhawk,” the “buyer” or the “buyer of  international business”). The sale included the international versions of the Hallmark Channel distributed outside the United States, the international rights to over 580 titles in the Crown Media film library, and the Network Operations Center based in Denver, Colorado. The Company received cash proceeds of $209.3 million, net of the prepayment described below, and recognized an accounting loss of $6.5 million from the sale. Approximately $4.7 million of transaction costs were incurred by the Company in connection with the sale.

In accordance with the conditions of the sale and subsequent settlement, the Company has accrued $26.8 million at December 31, 2005, which represents the estimated present value of the cash expected to be paid by the Company to or on behalf of the buyer at various times through December 31, 2015. Included in this amount was $16.7 million at the sale date, of estimated payments, which were determined using the contractual payments due on certain lease arrangements that were assumed by the buyer. The Company is obligated to reimburse the buyer for these lease payments at or about the same time the buyer is obligated to pay the lessor. Also, the Company estimated a liability of approximately $4.5 million to pay the estimated residual and participation costs that the buyer would otherwise be obligated to pay to third parties through April 2015 in connection with film library sales. The amount of this liability could fluctuate based upon the actual internal usage or sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of discontinued operations in future periods.

In the fourth quarter of 2005, the Company recorded charges of $4.6 million to recognize additional costs for the settlement of certain disputed items and claims of the buyer. These charges included $3.4 million related to the interpretation of working capital representations used in determining the original sales price and $0.9 million related to disputed operating costs incurred at the time of the closing date of the sale. These post closing adjustments are covered by the accrual described in the preceding paragraph.

The Company will continue to use the Network Operations Center sold to Sparrowhawk for the distribution of the domestic channel pursuant to a $25.3 million, seven year technical services agreement with the buyer. The Company made a prepayment under the technical services agreement to the buyer in the amount of $12.7 million upon closing of the sale transaction and the balance is payable monthly in equal installments through the expiration of the agreement. The unused portion of the prepayment is classified as Prepaid and Other Assets in the accompanying condensed consolidated balance sheet and will be amortized to operating expense over the life of the contract. A deferred credit of $7.6 million was recorded to reflect the amount by which the $25.3 million contract exceeded the estimated fair value of the related services. The deferred credit will be amortized over the life of the contract, resulting in a reduction of operating expenses in future periods.

Subsequent to the sale, the Company has no continuing economic involvement with the operations of the international business.

Impairment of Assets

Please see Note 3 of Notes to the Consolidated Financial Statements in this Report for information on impairment charges for 2005.

Revenue

Our revenue consists primarily of subscriber fees, advertising and film asset license fees.

Subscriber Fees

Subscriber fees are generally payable to us on a per subscriber basis by distributors for the right to carry our channels. We have paid certain distributors up-front subscriber acquisition fees to carry our channels. Subscriber acquisition fees that we pay are capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense on a cumulative basis exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services.

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

Advertising

Advertising sales generally are made on the basis of a price per advertising spot or per unit of audience measurement (for example, a ratings point). Thus, our advertising revenues are heavily dependent on number of people viewing our channel. Rates vary based on audience demographics, time period and ratings.

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

Film Asset License Fees

The Company generates revenue from the film assets by granting licenses to exhibit the films to third parties in the United States. We are also using the films as programming for the Hallmark Channel and the Hallmark Movie Channel. Customers for our film assets consist of other television channels, syndicators, home video distributors and brokers who resell rights to our film assets. License fees for our film assets are generally negotiated based upon the perceived quality of the films, the size of the potential audience who will be viewing the programming, the means of distribution or exhibition and the length of the airing window. The market for our film library is typically seasonal, with over half of the annual sales occurring in the fourth quarter. This seasonality is due to the timing of our customers’ program scheduling activities.

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

Estimates of net realizable value for program license fees are determined using future estimated advertising revenues and anticipated patterns of programming usage on a day part basis as it pertains to programming licensed to the Channel. These estimates of expected annual future estimated revenues are compared to net book value of the program license fee assets to determine if the programming assets are expected to be recovered. Where the analysis indicates the costs are in excess of the estimated net realizable value, impairment is recognized.

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

Subscriber acquisition fees are amortized over the contractual life of the distribution agreements (ranging from 4 to 9 years) as a reduction of subscriber fee revenue. If the amortization expense exceeds the cumulative subscriber fee revenue recognized, or to be recognized, on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically by comparing the net carrying amount to the estimates of future subscriber fee and advertising revenues. It also assesses the recoverability when events such as changes in distributor relationships occur or other indicators suggest impairment.

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

Goodwill is reviewed for impairment annually on November 30 or whenever an event occurs or there is a change in circumstances that indicates fair value might be below carrying value. Goodwill is carried at historical cost if the estimated fair value is greater than the carrying amounts. However, if estimated fair value is less than the carrying amount, goodwill is reduced to estimated fair value through an impairment charge to the Company’s consolidated statements of operations.

Revenue Recognition

Subscriber revenue from pay television distributors is recognized as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs in accordance with Emerging Issues Task Force No. 01-9 (“EITF No. 01-9”), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. In 2005, $2.3 million and $920,000, which previously were reported as subscriber acquisition fee amortization expense, have been reclassified as reductions of subscriber fees revenue for the years ended December 31, 2003 and 2004, respectively.

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

Restatement of Nine Months Consolidated Statement of Cash Flows

See Note 2 of Consolidated Financial Statements for information on a restatement of our unaudited consolidated statement of cash flows for the nine months ended September 30, 2005.

Effects of Transactions with Related and Certain Other Parties

Hallmark Transactions

In 2006 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a Tax Sharing Agreement, the issuance of a $400.0 million senior unsecured note, a note payable and a waiver agreement.

Bank Credit Facility

As part of an amendment to our bank credit facility in March 2005, Hallmark Cards has provided a letter of credit to the lenders for an amount equal to the maximum amount which may be borrowed under the bank credit facility. Hallmark has also provided to us a waiver and standby purchase agreement stating that Hallmark Cards and its subsidiaries will not demand payments of various obligations owed by us to subsidiaries of Hallmark Cards, including draws under the above mentioned letter of credit until May 31, 2007, and providing us the right to cause Hallmark Cards to purchase all of the bank lenders’ interest in loans to us pursuant to Amendment No. 9 to the bank credit facility. The Company entered into Amendment No. 9 with the bank credit facility in March 2006. See “Bank Credit Facility” below.

Tax Sharing Agreement

In March 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a Tax Sharing Agreement with Hallmark Cards, which was amended at the time the Company issued the senior unsecured note to HC Crown. We account for income taxes as if Crown Media Holdings were a separate taxpayer. Accordingly, Hallmark Cards’ ability to use our tax losses does not impact our assessment of the need for a valuation allowance on deferred tax assets, including future tax losses. Any payments received from Hallmark Cards under the Tax Sharing Agreement are recorded as an increase in paid-in capital. For information regarding the Tax Sharing Agreement, please see Notes 13 and 16 to the Notes to Consolidated Financial Statements contained in this Report.

Senior Unsecured Note

On August 5, 2003, Crown Media Holdings repurchased all of the outstanding trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million. Funds for this repurchase were obtained from the proceeds from the issuance of a senior unsecured note issued to HC Crown in the amount of $400.0 million. For information regarding our senior unsecured note, please see Note 12 to the Notes to Consolidated Financial Statements contained in this Report.

NICC License Agreement

For information regarding the amendment to our license agreement with NICC, please see Item 13 “Certain Relationships and Related Transactions” contained in this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2003, 2004 and 2005, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

				Percent Change
	Years ended December 31,			2004 vs.	2005 vs.
	2003	2004	2005	2003	2004
Revenues:
Subscriber fees	$4,329	$9,874	$18,746	128%	90%
Advertising	77,550	106,327	146,115	37%	37%
Film asset license fees	17,548	22,035	21,693	26%	-2%
Sublicense fees and other revenue	6	—	10,830	-100%	100%
Total revenues	99,433	138,236	197,384	39%	43%
Cost of Services:
Programming costs	68,275	89,878	120,577	32%	34%
Amortization of film assets	12,965	28,905	51,619	123%	79%
Impairment of film assets	—	22,003	25,542	100%	16%
Subscriber acquisition fee amortization	22,961	26,020	35,928	13%	38%
Operating costs	13,351	11,035	21,606	-17%	96%
Total cost of services	117,552	177,841	255,272	51%	44%
Selling, general and administrative expense	48,060	58,515	59,633	22%	2%
Marketing expense	16,619	16,477	24,160	-1%	47%
Reorganization expense (recovery)	993	—	—	-100%
Loss from continuing operations before interest expense	(83,791)	(114,597)	(141,681)	37%	24%
Loss on early extinguishment of debt	(39,812)	—	—	-100%
Guaranteed preferred beneficial interest accretion	(23,218)	—	—	-100%
Interest expense	(39,758)	(60,179)	(73,856)	51%	23%
Loss from continuing operations	(186,579)	(174,776)	(215,537)	-6%	23%
Loss from discontinued operations	(35,574)	(142,030)	(10,683)	299%	-92%
Loss on sale of discontinued operations	—	—	(6,538)		100%
Cumulative effect of change in accounting principal	17,000	—	—	-100%
Net loss	$(205,153)	$(316,806)	$(232,758)	54%	-27%
Other Data:
Net cash used in operating activities	$(126,437)	$(15,198)	$(121,943)	-88%	702%
Capital expenditures	$(2,544)	$(878)	$(504)	-65%	-43%
Proceeds from disposition of international business	$—	$—	$221,979		100%
Net cash provided by (used in) financing activities	$165,270	$66,565	$(72,329)	-60%	-209%
Net cash used in discontinued operations	$(33,698)	$(44,127)	$(14,758)	31%	-67%
Total domestic day household ratings(1)(3)	0.503	0.600	0.707	19%	18%
Total domestic primetime household ratings(2)(3)	0.718	0.871	1.033	21%	19%
Subscribers at year end	56,010	64,565	70,666	15%	9%

(1)             Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)             Primetime is defined as 8:00—11:00 P.M. in the United States.

(3)             These Nielsen ratings are for the time period January 1 through December 31.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

Revenue.

Our revenue increased 43% for the year ended December 31, 2005. Our 90% increase in subscriber fee revenue for the year ended December 31, 2005, was the result of the expiration of waived subscriber fees for certain of our domestic distributors and an increase in subscribers. Subscriber acquisition fee amortization recorded as a reduction of revenue was $12.1 million for the year ended December 31, 2005, and $12.2 million for the comparable period in 2004, as a result of fees required under distribution agreements negotiated in prior years and a renewal of a major distribution agreement negotiated in 2005. Subscriber counts have increased as a result of previously amended distribution agreements in the United States, which provide for financial incentives for distribution growth, as well as the ratings success of the Hallmark Channel. The ability to increase our subscriber base is important both in terms of growing our subscriber and advertising revenues.

The 37% increase in advertising revenue reflects the following during 2005: the 9% growth in subscribers; higher household ratings; and higher advertising rates resulting from the increase in distribution and viewership. Additionally, the number of advertisers on our channel rose from 403 at December 31, 2004, to 414 at December 31, 2005.

Revenue from the sale of our film assets totaled $21.7 million for the year ended December 31, 2005, compared with $22.0 million for the comparable period in 2004. Sublicense fees and other revenue for the year ended December 31, 2005, was $10.8 million primarily due to the sub-licensing of Little House on the Prairie to a third party.

Cost of services.   Cost of services as a percent of revenue increased to 130% for the year ended December 31, 2005, as compared to 129% in the prior year’s period. This increase was related to the 43% increase in revenue explained above.

Total programming costs for the year ended December 31, 2005, increased 34% due to our focus on higher quality series programming such as M*A*S*H, Judging Amy, and J.A.G. and the related amortization. In addition, the Hallmark Channel introduced the Mystery Movies in the first quarter of 2005, which also involve higher costs and related amortization.

Non-cash impairment charges in a total amount of $22.0 million and $25.5 million related to our film assets for the years ended December 31, 2004 and 2005, respectively. The impairment charges for the film assets were recognized in the third and fourth quarters of 2005 and the third and fourth quarters of 2004 based upon then current projections for the sales and internal use of the film assets.

Amortization of film assets increased 79% for the year ended December 31, 2005, compared to the same periods in 2004 primarily as a result of the impairment of our film assets and related recalculation of amortization and the use of the film assets by our Movie Channel. We anticipate an increase in the amortization of our film assets during 2006 because of the use of the film assets by our Movie Channel. The recalculation of amortization results from revisions of the estimates of ultimate revenue on certain film products.

Generally, our distribution agreements have required the Company to pay subscriber acquisition fees to distributors for additional subscribers. Our subscribers increased from 64.6 million at December 31, 2004, to 70.7 million at December 31, 2005, and the Company incurred additional subscriber acquisition fees for this increase in subscribers. The Company amortizes these costs over the remaining life of the distribution agreement, which has resulted in a 38% increase in our subscriber acquisition fee amortization expense for the year ended December 31, 2005, as compared to the prior year.

Operating costs for the year ended December 31, 2005, increased $10.6 million primarily due to a $8.8 million increase in bad debt expense, a $565,000 increase in equipment expense, $536,000 increase in playback, transponder and uplink expense, and a $1.1 million increase in amortization expense related to our capital lease placed into service during fourth quarter 2004.

Selling, general and administrative expense.   Our selling, general and administrative expense increased for the year ended December 31, 2005, due to an increase in consulting expense and audit fees associated with our regulatory requirements under the Sarbanes-Oxley Act and offset by a decrease in compensation expense associated with our restricted stock units.

Marketing expense.   For the year ended December 31, 2005, our marketing expense increased 47% primarily due to the 2005 Mystery Movie marketing campaign for the Hallmark Channel. In order to build upon the success of our 2004 Holiday promotion and to assist with the sale of our advertising inventory in the upfront market, the Company commenced the Mystery Movie franchise in the first quarter of 2005. The prior year’s marketing activity was significantly less as there were not as many special programming events in the first half of 2004.

Interest expense.   Interest expense increased 23% for the year ended December 31, 2005, due to interest on our $400.0 million senior unsecured note payable, which increased by $4.6 million for the year ended December 31, 2005, as compared to the prior year, and interest on our $75.0 million promissory note, which increased by $1.8 million for the year ended December 31, 2005, as compared to the prior year. Interest on our senior unsecured note payable increased as accrued interest was added to the principal. Interest increased related to our promissory note due to a higher interest rate. Interest expense also increased $1.5 million related to our interest expense on our capital lease for a transponder. Additionally, a portion of interest expense, which was formerly payable to our bank syndicate and is now payable to HC Crown as a result of Amendment No. 8 of our credit facility. was $3.2 million. In October 2005, we converted $132.8 million of license fees payable into a note payable to Hallmark Entertainment Distribution and the related interest expense was $2.4 million for the year ended December 31, 2005.

Loss from Continuing Operations.   Loss from continuing operations for the year ended December 31, 2004 and 2005, was $174.8 million and $215.5 million, respectively. Our loss from continuing operations increased primarily due to (1) a $7.7 million increase in marketing expense to continue to drive ratings; (2) increase in loss generated from library sales and the internal use of the library product on the Channel; (3) increase in selling, general and administrative expense described above; and (4) an increase in interest expense of $13.7 million as explained above due to relatively higher borrowings during 2005 as compared to the prior year period. These increases are partially offset by subscriber and advertising revenue increases, which were greater than the increases in programming costs.

Loss from Discontinued Operations.   Loss from discontinued operations for the years ended December 31, 2004 and 2005, was $142.0 million and $10.7 million, respectively. Loss from discontinued operations was less for the year ended December 31, 2005, as compared to the comparable period for 2004, because the Company sold the international business on April 26, 2005.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2004

Revenue.

Our revenue increased 39% for the year ended December 31, 2004. Our 128% increase in subscriber fee revenue for the year ended December 31, 2004, was the result of the expiration of waived subscriber fees for certain of our domestic distributors and an increase in subscribers. Subscriber acquisition fee amortization recorded as a reduction of revenue was $12.2 million for the year ended December 31, 2004, and $9.4 million for the comparable period in 2003, as a result of fees required under distribution agreements negotiated in previous years.

The 37% increase in advertising revenue reflects the following during 2004: the 15% growth in domestic; higher household ratings; and higher advertising rates resulting from the increase in distribution and viewership. Additionally, the number of advertisers on our domestic channel rose from 326 at December 31, 2003, to 403 at December 31, 2004.

Revenue from the sale of our film assets totaled $22.0 million for the year ended December 31, 2004, compared with $17.5 million for the comparable period in 2003.

Cost of services.   Cost of services as a percent of revenue decreased to 8% for the year ended December 31, 2004, as compared to 13% in the prior year’s period. These decreases were related to the 39% increase in revenue explained above.

Non-cash impairment charges in a total amount of $22.0 million related to our film assets as explained above.

Amortization of film assets increased 123% for the year ended December 31, 2004, compared to the same periods in 2003 primarily as a result of the impairment of our film assets and related recalculation of amortization. Total programming costs for the year ended December 31, 2004, increased 32% due to the increased costs associated with the amortization of certain programming such as M*A*S*H and J.A.G. for our domestic channel.

Operating costs for the year ended December 31, 2004, decreased $2.3 million primarily due to a $929,000 decrease in bad debt expense and a $909,000 decrease in sales commission expense.

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

Loss from Continuing Operations.   Loss from continuing operations for the year ended December 31, 2003 and 2004, was $186.6 million and $174.8 million, respectively. Our loss from continuing operations decreased primarily due to subscriber and advertising revenue increasing greater than programming costs. These decreases are partially offset by an increase in selling, general and administrative expense described above, and an increase in interest expense of $20.4 million as compared to the prior year period. Guaranteed preferred beneficial interest accretion in 2003 related to future obligations on our debentures issued on December 17, 2001, in connection with the trust preferred securities of Crown Media Trust. The 2003 expense only included guaranteed preferred beneficial interest accretion for a partial year due to the repurchase of our preferred securities on August 5, 2003. Interest expense  increased due to interest on our $400.0 million senior unsecured note payable commencing August 5, 2003, which amounted to $43.8 million for the year ended December 31, 2004 compared to $17.1 million in the prior year period. The terms of our senior unsecured note payable do not require any cash payment for interest or principal until August 2007.

Loss from Discontinued Operations.   Loss from discontinued operations for the years ended December 31, 2003 and 2004, was $35.6 and $142.0 million, respectively. Loss from discontinued operations was higher for the year ended December 31, 2004, as compared to the comparable period for 2003, because of the impairment of film assets and technical equipment related to the sale of the international business.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations was $15.2 million and $121.9 million for the years ended December 31, 2004 and 2005, respectively. Cash was used primarily to fund operating expenditures related to losses from continuing operations of $174.8 million and $215.6 million for the years ended December 31, 2004 and 2005, respectively. The increase in cash flow used in operations was primarily due to an increase of payments to Hallmark Entertainment Distribution for programming of $88.4 million ($26.6 million of which is included in the increase of prepaid and other assets) and an increase of $12.8 million in subscriber acquisition fee payments.

Cash used in investing activities was $878,000 for the year ended December 31, 2004. Cash provided by investing activities was $213.1 million for the year ended December 31, 2005. This increase is primarily due to proceeds from the sale of our international business of $222.0 million.

Cash provided by financing activities was $66.6 million for the year ended December 31, 2004. Cash used in financing activities was $72.3 million for the year ended December 31, 2005. During the year ended December 31, 2005, we repaid $195.0 million under our bank credit facility. Additionally, we borrowed $95.0 million under our bank credit facility to repay certain programming obligations to Hallmark Cards affiliates, pay severance and RSU settlements for certain employees of the international business and to meet our operating demands during the year ended December 31, 2005. We received $56.6 million and $56.1 million (including the $30.0 million offset to intercompany debt during the third quarter of 2005) under the Tax Sharing Agreement during 2004 and 2005, respectively.

Cash used in discontinued operations was $44.1 million and $14.8 million for the years ended December 31, 2004 and 2005, respectively. Cash used in discontinued operations decreased as the international sale was completed in April 2005.

Cash used in operating activities was $126.4 million and $15.2 million for the years ended December 31, 2003 and 2004, respectively. Cash was used primarily to fund operating expenditures related to losses from continuing operations of $186.6 million and $174.8 million for the years ended December 31, 2003 and 2004, respectively. The decrease in cash flow used in operations was primarily due to higher domestic advertising revenue.

Cash used in investing activities was $2.5 million and $878,000 for the years ended December 31, 2003 and 2004, respectively. Cash used in investing activities decreased primarily due to expenditures for our new domestic channel website being placed into service during 2003.

Cash provided by financing activities was $165.3 million and $66.6 million for the years ended December 31, 2003 and 2004, respectively. During the years ended December 31, 2003 and 2004, we received proceeds of $49.4 million and $56.6 million, respectively, from our Tax Sharing Agreement with Hallmark Cards. We borrowed $70.0 million under our line of credit with HC Crown to meet our operating demands during the year ended December 31, 2003. Primarily from the proceeds of the $400.0 million senior unsecured note, on August 5, 2003, we redeemed the trust preferred securities and paid the private placement holders $326.7 million of principal, call premium and minimum return and we repaid $76.3 million on our bank credit facility.

Cash used in discontinued operations was $33.7 million and $44.2 million for the years ended December 31, 2003 and 2004, respectively. Cash used in discontinued operations primarily increased due to higher payments for program license fees to third parties and decreased cash receipts due to the announcement of the sale of the international business.

The following table aggregates all of our contractual commitments as of December 31, 2005.

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Credit facility and interest payable	$210.2	$0.2	$210.0	$—	$—
Company obligated mandatorily redeemable preferred interest, including accretion(1)	25.0	—	5.0	20.0	—
HC Crown line of credit and interest payable	86.3	—	86.3	—	—
Senior unsecured note to HC Crown, including accretion(2)	596.6	—	—	—	596.6
Note payable to Hallmark Cards affiliate	135.2	—	135.2	—	—
Capital lease obligations	16.8	0.6	1.4	1.7	13.1
Operating leases(3)	14.1	4.3	6.3	3.0	0.5
Other obligations
Program license fees payable to non-affiliates	214.1	27.8	107.4	64.2	14.7
Program license fees payable to affiliates	26.1	25.4	0.7	—	—
Program license fees payable for non-affiliate future windows(3)	70.7	16.3	51.3	2.6	0.5
Program license fees payable for affiliate future windows(3)(4)	193.0	73.2	70.8	35.6	13.4
Subscriber acquisition fees	12.2	12.2	—	—	—
Deferred compensation and interest	3.0	—	3.0	—	—
Payable to buyer of international business	18.4	10.0	7.5	0.9	—
Other payables to buyer of international business	7.1	1.0	2.1	1.6	2.4
Payable to Hallmark Cards affiliates	70.0	—	70.0	—	—
Total Contractual Cash Obligations	$1,698.8	$171.0	$757.0	$129.6	$641.2

(1)             Timing of payments are estimated as certain payments are due within 60 days of the end of each fiscal year in which Crown Media United States reports pretax profits exceeding $10.0 million. If Crown Media United States does not earn pretax profits, the company obligated mandatorily redeemable preferred interest is to be wholly redeemed within 60 days of fiscal year ending December 31, 2010.

(2)             Cash interest on the $596.6 million will accrue at a rate of 10.25% per annum from and including August 5, 2007, and will be paid semiannually in arrears on February 5 and August 5, commencing February 5, 2008.

(3)             Represents off-balance sheet commitments.

(4)             The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

Cash Flows

As of December 31, 2005, the Company had $15.9 million in cash and cash equivalents on hand and $10.0 million available under its bank credit facility. The $10.0 million of the availability under the bank credit facility is subject to the approval of Hallmark Cards prior to the Company being able to draw such funds. As of December 31, 2005, the Company had borrowed $210.0 million under its bank credit facility, which matures May 31, 2006. In March 2006, the Company drew down the remaining $10.0 million available under the credit facility, which increased the balance due under the credit facility to $220.0 million. The proceeds will be used for general working capital purposes.

The Company’s principal sources of funds are currently available cash on hand, cash generated by operations, and tax sharing payments from Hallmark Cards. Payments under the tax sharing agreement are affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses. The Company has received $5.0 million in tax sharing payments in January 2006 and does not currently expect to receive any additional cash payments during 2006.

The ability of the existing sources of liquidity to be sufficient to fund the Company’s operations, depend upon the Company’s ability to achieve forecasts. In particular, continued growth in subscriber revenue and advertising revenue, as well as maintaining the cash flow from library sales, are required. As a result, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse operating conditions would impact the Company’s liquidity and its ability to fund the current level of operations. To the extent that the Company requires additional capital and additional drawings on the bank credit facility are either not available or insufficient, the Company would be forced to seek additional funding from the issuance of debt or equity securities, a sale of certain assets or from strategic transactions which provide capital. There can be no assurance that the Company would be able to secure additional financing or complete any such transactions.

The Company expects to continue making investments in programming, marketing and distribution during the next twelve months ending December 31, 2006. However, the Company’s liquidity position has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled. The Company reduced expenses in certain areas during the fourth quarter of 2005 and expects that further expense reductions will occur in 2006, including, among other things, a decrease in marketing and third-party programming acquisitions.

The Company’s principal uses of funds for 2006 are expected to include the payment of 2005 and 2006 operating expenses, accounts payable and accrued expenses, licensing of programming, and interest under its bank credit facility.

The Company currently believes that cash on hand, cash generated by operations, and tax sharing payments from Hallmark Cards, will be sufficient to fund the Company’s operations and meet its liquidity needs through December 31, 2006.

The Company’s bank credit facility will expire on May 31, 2006.  If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit or alternatively Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and the rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time. However, Hallmark Cards has also agreed with the Company under a waiver and standby purchase agreement explained below that it will not request any reimbursement of amounts drawn on such letter of credit or the payment of amounts due under the credit facility prior to May 31, 2007 (see below and note 12). This waiver and standby purchase agreement is subject to prepayments and termination events as described below.

Upon maturity of the credit facility on May 31, 2006, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards described in note 12, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, would affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company would consider various alternatives as indicated above. The Company would also cause Hallmark Cards, pursuant to the terms of the waiver and standby purchase agreement, to exercise its option to purchase the banks interest in the credit facility and the credit facility would then be subject to Hallmark Cards agreement not to demand payment prior to May 31, 2007.

Due to the Company’s liquidity issues and its inability to meet its obligations when they come due in May 2007 under the waiver and standby purchase agreement described below, the Company anticipates that prior to May 31, 2007, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) $678.0 million covered by notes described below payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives as indicated above, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, a sale of certain assets or entering into strategic alternatives.

Bank Credit Facility and Hallmark Notes

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

By an Amendment No. 9 dated as of March 21, 2006, to the agreement for the bank credit facility, Hallmark Cards has been provided the right, by giving five business days written notice, to purchase all of the bank lenders’ interest in the loans under the bank credit facility for an amount equal to the principal plus accrued, unpaid interest and other amounts owing to any of the lending banks. Under the waiver and standby purchase agreement described below, we can cause Hallmark Cards to complete such a purchase. We view this purchase right as an alternative to the lending banks drawing down on the letter of credit described below.

As of March 1, 2005, we entered into Amendment No. 8 to the agreement for our bank credit facility. This amendment extended the maturity date to May 31, 2006. The Amendment removed a limitation on all outstanding amounts under the bank credit facility which was in general 50% of the most recent valuation of our film library. Also Amendment No. 8 made a number of other significant changes to the bank credit facility including deletion of certain financial covenants, changes to other financial covenants, waivers of many covenants concerning the Company’s 2004 operations and results, a reduction in the interest rates charged for loans under the credit facility, and a reduction in the commitment fee. The agreements for the bank credit facility, including Amendment No. 8, are attached as exhibits to this Report and are incorporated herein by reference. The amounts resulting from the 2% reduction in the interest rate and the 0.3% reduction in the commitment fee under Amendment No. 8 to the bank credit facility are paid by the Company to Hallmark Cards as compensation for providing the support letter of credit to the bank lenders as described below. The support letter of credit made possible those reductions. In effect, the interest rate and commitment fee relating to the bank credit facility remain unchanged for the Company.

Pursuant to Amendment No. 8, Hallmark Cards has provided an irrevocable letter of credit issued to JP Morgan Chase Bank by Citibank, N.A. in the amount of $320.0 million, as credit support for our obligations under our credit facility. The support letter of credit was reduced to $220.0 million upon the consummation of the sale of our international business and the reduction of the aggregate outstanding credit exposure of our lenders to $220.0 million. Draw-downs under the letter of credit may be made for amounts due and payable under the credit facility and upon the occurrence of certain other events. Any proceeds received by JP Morgan Chase Bank from drawing under this support letter of credit will not be applied to repay our obligations, but will be used to purchase on the part of Hallmark Cards from the bank lenders subordinated participations in our obligations under our bank credit facility, junior in payment to the bank lenders under the bank credit facility. The support letter of credit automatically expires on June 10, 2006.

The credit facility, as amended, contains a number of affirmative and negative covenants. Negative covenants include, among other things: Limitations on indebtedness, liens, investments, “Restricted Payments,” capital expenditures, changes in our business activities, cash payments to television distributors for subscribers; not amending the promissory note with HC Crown, a related letter of credit issued for our benefit or certain of our other material agreements; and a requirement that EBITDA (as defined in the credit agreement) not be less than specified amounts per quarter. Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the HC Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards or any of its affiliates. The credit agreement, however, permits Crown Media Holdings to make payments to Hallmark Cards or an affiliate in payment of a valid outstanding obligation (subject to any applicable subordination agreement) or in an aggregate amount equal to the financial benefits received by us as a result of the reduction of interest charges under the bank credit facility in Amendment No. 8 plus any fees and costs incurred by Hallmark Cards in connection with the support letter of credit provided in accordance with Amendment No. 8.

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

Several changes to financial covenants in the Amendment No. 7 to our bank credit facility were not effective until the Foreign Asset Sale Effective Date. The Foreign Asset Sale Effective Date did not occur in 2004, which was one of the reasons that we needed waivers of our compliance with certain financial covenants in our bank credit facility. A Foreign Asset Sale Effective Date is generally the date on which the Company sold its international operations and international rights to its film library. The closing of the sale of our international business under the February, 2005 agreements resulted in a Foreign Asset Sale Effective Date. Amendment No. 8 waived our compliance with the following financial covenants:  (1) capital expenditures in 2004; (2) cash program acquisition guarantees in 2004; (3) EBITDA for the quarter ended December 31, 2004; (4) cash payments to television distributors for subscribers in 2004; (5) net worth at December 31, 2004; (6) leverage ratio for the quarter ended December 31, 2004; and (7) interest coverage ratio for the 2004 year. Amendment No. 8 also deleted the net worth covenant; amended the limit on our cash program guarantees in 2005; amended the quarterly EBITDA requirements for the remainder of the loan term; revised the definition of EBITDA to add all non-cash expenses to consolidated net income or loss; and amended the limit of cash payments to television distributors for subscribers, the minimum number of subscribers and the minimum gross subscriber revenue. Further, pursuant to Amendment No. 8, the limitation on Restricted Payments was amended to allow us to make payments to Hallmark Cards or its affiliates as described above.

Waiver and Standby Purchase Agreement

Under a waiver and standby purchase agreement dated March 21, 2006, Hallmark Cards agreed to defer all payments due on any of the following obligations and, except where noted, payment of interest thereon until May 31, 2007 or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•       Note, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. The interest accrued on this note through December 31, 2005, was $11.3 million.

•       10.25% senior unsecured discount note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown. Accreted interest through December 31, 2005, was $109.4 million.

•       $70.0 million account payable to Hallmark Entertainment Holdings arising out of the sale to Crown of the Hallmark Entertainment film library.

•       Note, dated as of October 1, 2005, in the principal amount of $132.8 million, payable to Hallmark Entertainment Holdings. The interest accrued on this note through December 31, 2005, was $2.4 million.

•       All obligations of the Company under the bank credit facility to Hallmark Cards, Incorporated by virtue of Hallmark Cards’ deemed purchase of participations in all of the obligations under a letter of credit which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to Amendment No. 9 to the bank credit facility.

Hallmark Cards has agreed that it will not accelerate the maturity of any of the foregoing obligations or initiate collection proceedings during the Waiver Period. Interest will continue to accrue on these obligations during the Waiver Period. The Company will continue to pay the banks and/or Hallmark Cards interest on the credit facility during the Waiver Period.

The waiver termination date is May 31, 2007 or any of the following if they occur earlier:  The Company fails to pay any principal or interest, regardless of amount, due on any indebtedness with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; certain bankruptcy events occur; the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution; a representation and warranty of the Company in the waiver agreement is false or misleading in any material respect; or the Company fails to pay interest on the deferred obligations listed above or to perform any covenants in the waiver agreement.

Under the waiver agreement, if the bank’s lenders under the bank credit facility accelerate any of the indebtedness under the bank credit facility or seek to collect any indebtedness under it, then the Company may elect to exercise its right to require that Hallmark Cards or its designated subsidiary exercise an option to purchase all the outstanding indebtedness under the bank credit facility as provided in Amendment No. 9 to the bank credit facility. All expenses and fees in connection with this purchase would be added to the principal amount of the credit facility obligations.

This agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement and Hallmark Cards’ share of the amounts payable under the December 1, 2005, agreement with NICC described in Item 13 below against these obligations. Pursuant to the agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.  “Excess Cash Flow” is defined as 1) the net proceeds of any debt or equity financings or sale of assets; 2) the net cash proceeds from the incurrence by the Company of indebtedness; 3) the net cash proceeds from the sale, transfer or release by the Company of assets outside the ordinary course of business; and 4) if positive, the consolidated net cash flow from operations of Crown Holdings for any calendar quarter as shown in an SEC report, less cash funds used to pay current operating expenses and to pay or establish reasonable reserves for future expenses, indebtedness payments, and capital improvements and replacements as determined by the Board of Directors of the Company.

As consideration for the waiver agreement, we agreed to convert the $70.0 million account payable to Hallmark Entertainment Holdings arising out of  our purchase of the  Hallmark Entertainment film library to a promissory note bearing interest at LIBOR plus 3% per annum. This note will be payable in full on May 31, 2007.  We  also agreed to :

•       amend the 2001 and 2005 notes described above to add the accrued but unpaid interest, currently and annually, to the outstanding principal amounts;

•       use  our  commercially reasonable efforts to refinance all of  our  obligations to Hallmark Cards and affiliates noted above; and

•       comply with  our  covenants and obligations under the bank credit facility .

In addition, we provided  a release to Hallmark Cards and related parties for any matters prior to the date of the waiver agreement and relating to the capacity of the released parties as beneficiaries of  our obligations under the waiver agreement or the deferred obligations listed above.

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

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2005, the decline of the fair value of the fixed income portfolio would not be material.

As of December 31, 2005, our cash, cash equivalents and short-term investments had a fair value of $15.9 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At December 31, 2005, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the year ended December 31, 2005, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of December 31, 2005, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $15.9 million, or approximately 1% of total assets, as of December 31, 2005. Our material liabilities subject to interest rate risk consisted of capital lease obligations, our bank credit facility, our line of credit with HC Crown and our other notes payable to HC Crown. The balance of those liabilities was $957.8 million, or 69% of total liabilities, as of December 31, 2005. Net interest expense for the year ended December 31, 2005, was $73.9 million, 37%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

ITEM 8.                Consolidated Financial Statements and Supplementary Data

Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.        Controls and Procedures

a. Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of the material weaknesses described below, as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005:

•       The Company does not have sufficient policies and procedures related to the review of the Company’s annual and interim consolidated financial statements. Specifically, the following deficiencies were identified: (a) ineffective review of the consolidated statement of cash flows; (b) inadequate detailed and comprehensive review of the underlying information supporting the amounts included in the Company’s annual and interim consolidated financial statements and disclosures; and (c) inadequate review of information available subsequent to the financial reporting close process for appropriate recognition and disclosure in the Company’s annual and interim consolidated financial statements. These deficiencies resulted in a material error in the presentation of a non-cash item in the consolidated statements of cash flows for the nine-month period ended September 30, 2005 and the year ended December 31, 2005; errors in the classification of short- and long-term balance sheet accounts in the December 31, 2005 consolidated financial statements; and errors in the amounts of commitments and contingencies disclosed in the December 31, 2005 consolidated financial statements. These errors were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2005. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

•       The Company’s controls over access to the general ledger and certain accounting application systems were not designed effectively to provide adequate segregation of duties. Specifically, the following design deficiencies were identified: (a) certain members of accounting management had the ability to both initiate and approve journal entries; (b) certain members of accounting management had the ability to initiate and approve the payment of invoices and sign checks; and (c) a member of accounting management had access to an accounting application system and the ability to change information included therein without review and approval. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

In performing its assessment of the Company’s internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weaknesses described above, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report is included herein.

c. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Remediation Steps

The Company continued to implement changes to its internal control over financial reporting during the year ended December 31, 2005 in order to address material weaknesses that were identified as of December 31, 2004. In the first quarter of 2005, the Company retained consultants to serve as technical resources to contemporaneously review, evaluate and provide guidance on the most appropriate accounting treatment for complex, non-recurring transactions and to review calculations, including those embedded in  spreadsheets. In the third quarter of 2005, the Company adopted more stringent procedures for the review of the computational and mathematical accuracy of valuation spreadsheets.

The Company is in the process of identifying additional procedures and controls intended to remediate the material weaknesses identified as of December 31, 2005, described in Item 9A.b. above.

ITEM 9B.       Other Information

Not applicable.

PART III

ITEM 10.         Directors and Executive Officers of the Company

Board of Directors of the Registrant

Our Board currently has 14 directors and one vacancy. All directors serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

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

Of the directors on the Board, David J. Evans, Robert J. Druten, Brian E. Gardner, David E. Hall, Donald J. Hall, Jr., Irvine O. Hockaday, Jr., Anil Jagtiani, John P. Mascotte and Deanne R. Stedem have been nominated by HEIC; Glenn Curtis has been nominated by Liberty; Wilford V. Bane, Jr. has been nominated by VISN; and Arnold L. Chavkin has been nominated by J.P. Morgan Partners. In addition, the Board has nominated Peter A. Lund and Herbert Granath as independent directors. Because HEIC holds Class A Common Stock and all of the Class B Common Stock, representing approximately 95.8% of the voting power of the Company, its vote for director positions will be sufficient to elect these nominees regardless of the vote of any other stockholders.

David J. Evans, age 65, has been the President and Chief Executive Officer of Crown Media Holdings and a Director of Crown Media Holdings since May 2000. Prior to that, he served as President and Chief Executive Officer of Hallmark Entertainment Networks (n/k/a Crown Media International) from March 1999 to May 2000 and a Director of Crown Media International from July 1999 until May 2000. He has served on British Sky Broadcasting PLC’s board of directors since November 2001 and, more recently via appointment, on its Remuneration Committee. Mr. Evans also serves on John Fairfax Holdings Limited’s board of directors.

Wilford V. Bane, Jr., age 68, has been a director of Crown Media Holdings since May 2000. He was the Associate General Secretary of United Methodist Communications, the communications agency for the United Methodist Church, from October 1990 to February 2001. He helped found and launch the Vision Interfaith Satellite Network, the predecessor of Odyssey Network (which was subsequently acquired by us and renamed the Hallmark Channel), and served as the interim Chief Executive Officer for its first two years.

Arnold L. Chavkin, age 54, has been a director of Crown Media Holdings since May 2000. From 1998 until May 2000, Mr. Chavkin was a director of Crown Media International. Mr. Chavkin is the Chief Investment Officer at J.P. Morgan Partners, LLC, an indirect non-bank subsidiary of JPMorgan Chase & Co. From April 1991 to January 2001, he was a general partner, and since January 2001 has been a limited partner of JPMP Master Fund Manager, L.P., the sole general partner of J.P. Morgan Partners, which invests in private equity opportunities with a significant concentration on the media and telecommunications industries. Prior to that, Mr. Chavkin was a member of Chemical Bank’s merchant banking group and a generalist in its corporate finance group specializing in mergers and acquisitions and private placements for the energy industry. Mr. Chavkin’s experience prior to joining Chemical Bank included corporate development for Freeport McMoRan as well as positions with Gulf and Western Industries and Arthur Young & Company. Mr. Chavkin is a director of Brand Services, Inc., Encore Acquisition Company, Latigo Petroleum, Inc., Nobel Environmental Power, LLC and Vetco International Limited. Mr. Chavkin is also a director of Triton PCS Holdings, Inc. and a member of its audit committee and its compensation committee.

Glenn Curtis, age 46, has been a director of Crown Media Holdings since January 2005. He has been Vice President of Liberty Media Corporation (a holding company with interests in electronic retailing, media, communications, and entertainment industries) since 2003. Prior to that, he was Executive Vice President and Chief Financial Officer of Starz Entertainment Group (a subsidiary of Liberty Media Corporation providing premium movie networks on television) from 1995 to 2002.

Robert J. Druten, age 58, has been a director of Crown Media Holdings since May 2000 and was a director of Crown Media International from April 1996 to May 2000. He has also been an Executive Vice President and the Chief Financial Officer of Hallmark Cards, Incorporated, the indirect parent of Crown Media Holdings, since April 1996. Mr. Druten is a Trustee of Entertainment Properties Trust and a director of Kansas City Southern.

Brian E. Gardner, age 53, has been a director of Crown Media Holdings since January 2004. He has been Executive Vice President and General Counsel of Hallmark Cards since January 2004. From 1996 to 2003, Mr. Gardner was a Managing Partner of Stinson Morrison Hecker, LLP (formerly known as Morrison & Hecker, LLP).

Herbert A. Granath, age 77, has been a director of Crown Media Holdings since December 2004. He has been a consultant for Telenet and Cable Partners Inc. since 2000 and a consultant for Veronis, Suhler, Stevenson since 2002. He has also been a director of Central European Media since 2001. Mr. Granath was the Chairman of Disney/ABC International Television from 1995 to 2000.

David E. Hall, age 43, has been a director of Crown Media Holdings since March 2003. He is the President—Personal Expression Group of Hallmark Cards since January 1, 2005, and a member of the board of directors of Hallmark Cards since 1996. Mr. Hall was Senior Vice President-Human Resources of Hallmark Cards from June 2002 to January 2005 and has served in a variety of positions for Hallmark Cards since 1981. Mr. Hall was Vice President—U.S. Sales and Marketing for Binney & Smith Inc. (a wholly-owned subsidiary of Hallmark Cards) from 1999 to June 2002.

Donald J. Hall, Jr., age 50, has been a director of Crown Media Holdings since May 2000. Mr. Hall has been the President and Chief Executive Officer of Hallmark Cards since January 2002 and a member of the board of directors of Hallmark Cards since 1996. Mr. Hall has served in a variety of positions for Hallmark Cards since 1971. Mr. Hall was the Executive Vice President, Strategy and Development from September 1999 until December 2001.

Irvine O. Hockaday, Jr., age 69, has been a director of Crown Media Holdings since May 2000 and was a director of Crown Media International from April 1996 until May 2000. He is a member of the board of directors of Dow Jones & Company, Inc., Sprint Corporation, and Aquila Inc. He is also a member of the board of directors and audit committee of Ford Motor Company and Estee Lauder Companies, Inc. Mr. Hockaday is a trustee of the Hall Family Foundations and the Aspen Institute. He was the President and Chief Executive Officer of Hallmark Cards from January 1986 to December 2001.

Anil Jagtiani, age 45, has been a director of Crown Media Holdings since March 2003. He has been Executive Vice President, Corporate Strategy and Development, for Hallmark Cards since February 2003. He served as Senior Vice President, Corporate Strategy, from January 2001 until February 2003. From October 1997 until December 2000, he served as the Director of Strategic Planning for Brunswick Corporation.

Peter A. Lund, age 65, has been a director of Crown Media Holdings since May 2000. He is a former Chief Executive Officer of CBS, Inc. and currently a member of the board of directors of DirecTV Group, Inc. and Emmis Communications Corporation. He is also a Trustee of the University of St. Thomas in St. Paul, Minnesota.

John P. Mascotte, age 66, has been a director of Crown Media Holdings since May 2000. Mr. Mascotte is a member of the board of directors of Hallmark Cards and is the Chairman of the Audit Committee of Hallmark Cards. Mr. Mascotte is also a member of the board of directors of Wyeth Inc., Generali Life Reassurance U.S.A. and Labone Inc. He was the President and Chief Executive Officer of Blue Cross and Blue Shield of Kansas City, Inc. from July 1997 to June 2001.

Deanne R. Stedem, age 43, has been a director of Crown Media Holdings since March 2003. She has been Assistant General Counsel for Hallmark Cards since 1998. She served as Senior Attorney for Hallmark Cards from 1989 until 1998.

Mr. David E. Hall and Mr. Donald J. Hall, Jr. are brothers. Mr. Hockaday is Mr. David E. Hall’s father-in-law. There are no other family relationships among the executive officers or directors of the Company.

Executive Officers of the Registrant

The following lists our executive officers and information regarding their principal occupations during at least the last five years.

David J. Evans, 65, has been the President and Chief Executive Officer of Crown Media Holdings and a Director of Crown Media Holdings since May 2000. Prior to that, he served as President and Chief Executive Officer of Hallmark Entertainment Networks (n/k/a Crown Media International) from March 1999 to May 2000 and a Director of Crown Media International from July 1999 until May 2000. He also has served on BSkyB’s board of directors since November 2001 and, more recently via appointment, on its remuneration committee.

William J. Abbott, 43, has been Executive Vice President, National Advertising Sales, of Crown Media Holdings since January 2000. Prior to that, he was Senior Vice President, Advertising Sales, of Crown Media United States, LLC from January 2000 through July 2003. Prior to that, he was Senior Vice President, Advertising Sales, of Fox Family Worldwide and Fox Kids Network.

William J. Aliber, 44, has been the Executive Vice President and Chief Financial Officer of Crown Media Holdings since May 2000. Prior to that, he was Executive Vice President and Chief Financial Officer of Crown Media International from March 1997 through May 2000 and a Director of Crown Media International from May 1998 through May 2000. He also served as the Vice President and Chief Financial Officer of Hallmark Entertainment, Inc. from June 1996 through May 2000.

Paul A. FitzPatrick, 59, has been Executive Vice President and Chief Operating Officer of Crown Media Holdings since October 2002. Prior to that, he was Chief Operating Officer of Crown Media United States from September 2000 through October 2002. Prior to joining Crown Media United States, Mr. FitzPatrick served as Chief Operating Officer of the Golf Channel from April 1997 through April 2000. Prior to his career in cable, Mr. FitzPatrick was, for 7 years, a publishing executive.

David Kenin, 64, has been Executive Vice President, Programming Crown Media United States, LLC since January 2002. Prior to joining Crown Media United States, he headed Kenin Partners, where he represented clients in various media industries, including cable television, business development, international programming, international sports rights and new technology.

Chris R. Moseley, 55, has been Executive Vice President, Chief Marketing Officer of Crown Media Holdings, Inc. since April 2004. Prior to that, she was Executive Vice President, Worldwide Marketing and Brand Strategy of Crown Media Holdings from July 2000 to April 2004. Prior to joining Crown Media Holdings, Ms. Moseley worked as Executive Vice President, Network Marketing of Disney/ABC from October 1999 to July 2000 and Senior Vice President of Marketing for Discovery Communications, Inc. from 1989 to October 1999. Ms. Moseley serves as a board of directors of Promax/BDA, WICT Foundation, CTAM, Cable Positive and The Cable Center.

Charles L. Stanford, 60, has been Executive Vice President, Legal and Business Affairs and General Counsel of Crown Media Holdings since May 2001. Prior to that, he was Senior Vice President, Business Affairs and General Counsel of Crown Media Holdings from October 2000 to May 2001. He also served as Senior Vice President, Legal and Business Affairs of Crown Media International from November 1999 through October 2000.

Structure

Directors are elected annually. Our Board has an Audit Committee, a Compensation Committee, a Nominating Committee and a Finance Committee.

Audit Committee

The members of the Audit Committee are Messrs. Mascotte, Chairman, Chavkin, Granath and Lund, each of whom are believed by the Board to be independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards for the Nasdaq National Market (“Nasdaq Listing Standards”). The Board has determined that each of the members of the Audit Committee is financially literate in accordance with the Nasdaq Listing Standards. The Board has also determined that Mr. Mascotte qualifies as an audit committee financial expert, as defined under Securities and Exchange Commission (the “Commission”) rules. Under the Audit Committee Charter, the primary authority and responsibilities of the Audit Committee are to:

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

Nominating Committee

The members of the Nominating Committee are Messrs. Lund, Chairman, Bane, Gardner and Mr. Lund is an independent director as defined in Rule 4200(a)(15) of the Nasdaq Listing Standards. The Nominating Committee’s functions are to consider candidates to serve as members of the Board of Directors and to nominate qualified persons for election at the annual meeting of stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, two Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2005 were not made timely. Arnold Chavkin failed to file a timely Form 4 to report one transaction and JP Morgan Partners BHCA LP failed to file a timely Form 4 to report one transaction.

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

ITEM 11.         Executive Compensation

Compensation of Directors and Executive Officers

The following table summarizes the compensation paid by us, and any of our subsidiaries, for services performed for us, to our Chief Executive Officer and our four other most highly compensated executive officers (based on salaries and bonuses) serving at the end of 2005 (each, a “Named Executive Officer, collectively, the “Named Executive Officers”).

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)(1)		Restricted Stock Awards($)(2)		Securities Underlying Options/ SAR (#)(3)	All Other Compensation ($)(4)	Payout of Restricted Stock ($)
David J. Evans	2005	1,312,500	377,568	(5)	1,020,050	(6)	0	42,529	4,297,154	(7)
President and	2004	1,265,625	845,741		1,040,750	(8)	0	30,595	4,094,485	(9)
Chief Executive	2003	1,117,500	952,625		4,506,833	(10)	0	31,283	0
Officer
David Kenin	2005	714,142	178,750		709,600	(11)	0	18,578	172,573	(12)
Executive Vice	2004	523,077	150,000		724,000	(13)	0	17,300	0
President,	2003	430,833	200,000		0		0	17,646	0
Programming
Chris R. Moseley	2005	707,660	150,000		532,200	(14)	0	18,553	394,453	(12)
Executive Vice	2004	674,089	150,000		543,000	(15)	0	11,400	260,723	(16)
President,	2003	614,539	180,000		465,260	(17)	0	16,141	0
Chief Marketing
Officer
Paul A. FitzPatrick	2005	626,648	147,557		532,200	(14)	0	1,781	419,107	(12)
Executive Vice	2004	596,808	150,000		543,000	(15)	0	0	284,927	(16)
President and	2003	549,116	165,000		508,540	(18)	0	774	0
Chief Operating
Officer
William J. Abbott	2005	495,461	248,139		582,420	(19)	0	18,781	254,114	(12)
Executive Vice	2004	464,242	130,000		543,000	(15)	0	0	122,661	(16)
President,	2003	396,705	140,000		218,887	(20)	0	11,180	0
Advertising Sales

(1)             Represents performance bonus under the terms of employment agreements with the Company. See “Executive Employment Arrangements”.

(2)             On April 30, 2003, the Company filed with the Commission a Tender Offer Statement on Schedule TO, which was amended, and made an offer to its eligible employees, including the Named Executive Officers, to exchange all eligible options granted under the Amended and Restated Crown Media Holdings 2000 Long Term Incentive Plan (the “Plan”) for restricted stock units (“RSUs”) to be granted by the Company under the Plan. On May 29, 2003, the Company accepted for exchange stock options to purchase 5,126,732 shares of our Class A Common Stock, representing 94.8% of the options that were eligible to be tendered in the offer, and, in exchange, granted RSUs representing an aggregate of 2,050,693 shares of its Class A Common Stock. The RSUs granted in 2003 will vest in equal one-third installments on each of the first, second and third anniversaries of the date of grant. The RSUs granted in 2004 will vest as follows: 70% of the RSUs will vest in equal one-third installments on each of the first, second and third anniversaries of the date of grant and 30% of the RSUs will vest in its entirety on the third anniversary of the date of grant only if the fair market value of Company’s stock has reached a certain price. The RSUs granted in 2005 will vest as follows: 50% of the RSUs will vest in equal one-third installments on each of the first, second and third anniversaries of the date of grant and 50% of the RSUs will vest in its entirety on the third anniversary of the date of grant only if the fair market value of Company’s stock has reached a certain price. All RSUs are subject to forfeiture until certain restrictions, including continued employment, have lapsed. Each RSU represents the right to receive one share of the Company’s Class A Common Stock or, in the Company’s discretion, the cash equivalent to the value of one share of the Company’s Class A Common Stock on the vesting date, if certain conditions are met. If any dividend is paid with respect to a share of Class A Common Stock while the RSUs are held, the Company shall pay to each holder at its discretion an amount in cash, Class A Common Stock or other property, in each case having a value equal to the dividend. Such amounts shall vest and be paid at the same time as the underlying RSUs are settled.

As of February 7, 2006, the number and value (based on the closing market price of the Company’s Class A Common Stock on February 7, 2005 (i.e., $8.76)) of the aggregated RSUs of each of the Named Executive Officers are as follows: 115,000 RSUs ($1,007400) held by Mr. Evans; 141,333 RSUs ($1,238,077) held by Mr. Kenin; 134,667 RSUs ($1,179,683) held by Ms. Moseley; 137,333 RSUs ($1,203,037) held by Mr. FitzPatrick; and 125,487 RSUs ($1,099,266) held by Mr. Abbott.

(3)             On May 29, 2003, each Named Executive Officer, except for Mr. Kenin, exchanged stock options granted in 2001 and 2002 and in any prior years for RSUs. Consequently, none of the Named Executive Officers, except for Mr. Kenin, hold any stock options.  See Note 2.

(4)             Represents car allowance, insurance premium payments and/or 401(k) matching contributions.

(5)             Pursuant to his Employment Agreement, Mr. Evans’s performance bonus amount is $1,312,500 for the period September 18, 2005 through September 17, 2006. This amount represents his pro rata bonus amount the period September 18, 2005 through December 31, 2005.

(6)             Mr. Evans was issued 115,000 RSUs in 2005. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $8.87) by the number of RSUs issued.

(7)             In January 2006, the Company paid for in cash the second installment of vested RSUs (granted in 2003 and 2004) and this amount represents such cash payment.

(8)             Mr. Evans was issued 115,000 RSUs in 2004. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $9.05) by the number of RSUs issued.

(9)             In January 2005, the Company paid for the first installment of vested RSUs (granted in 2003 and 2004) in cash and this amount represents such cash payment.

(10)       Mr. Evans was issued 833,056 RSUs. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $5.41) by the number of RSUs issued.

(11)       Represents 80,000 RSUs issued in 2005. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $8.87) by the number of RSUs issued.

(12)       In June 2005, the Company paid for in cash the second installment of vested RSUs granted in 2003, if applicable, and the first installment of vested RSUs granted in 2004. This amount represents such cash payment.

(13)       Represents 80,000 RSUs issued in 2004. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $9.05) by the number of RSUs issued.

(14)       Represents 60,000 RSUs issued in 2005. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $8.87) by the number of RSUs issued.

(15)       Represents 60,000 RSUs issued in 2004. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $9.05) by the number of RSUs issued.

(16)       On June 4, 2004, the Company paid for the first installment of vested RSUs (granted in 2003) in cash and this amount represents such cash payment.

(17)       Ms. Moseley was issued 86,000 RSUs in 2003. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $5.41) by the number of RSUs issued.

(18)       Mr. FitzPatrick was issued 94,000 RSUs in 2003. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $5.41) by the number of RSUs issued.

(19)       Mr. Abbott was issued 66,000 RSUs in 2005. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $8.87) by the number of RSUs issued.

(20)       Mr. Abbott was issued 40,460 RSUs in 2003. The value of RSUs was determined by multiplying the closing market price of Crown Media Holdings’ Class A Common Stock on the date of grant (i.e., $5.41) by the number of RSUs issued.

Stock Options Awarded By Crown Media Holdings During 2005

The Company did not award any stock options to the Named Executive Officers in 2005.

Option Exercises and Option Values in 2005

None of the Named Executive Officers, except Mr. Kenin, own any stock options, and Mr. Kenin did not exercise any stock options in 2005.

Director Compensation

We do not compensate directors who are employees of Hallmark Cards or its subsidiaries, or Mr. Evans who is an employee of the Company, for services as members of our Board or any of its committees. Effective fiscal year 2004, non-employee (of Hallmark Cards or its subsidiaries) directors are compensated as follows: (i) an annual retainer of $28,000 and $1,000 per meeting; (ii) restricted stock units valued at $40,000 are granted annually; (iii) the chairman of the Audit Committee is paid $5,000 annually; and (iv) chairmen of each other committee is paid $3,000 annually. All directors receive reimbursement of expenses incurred in connection with participation in Board meetings.

Executive Employment Arrangements

Employment Agreement with David J. Evans

On September 18, 2001, the Company entered into an employment agreement with Mr. Evans that provides for his employment as its President and Chief Executive Officer. The agreement has been amended twice, on May 28, 2004 and in August, 2005. The term of this agreement was originally three years, but has been extended through September 17, 2006. The agreement provides for an annual base salary of $1,000,000, $1,100,000, $1,250,000, $1,312,500 and $1,312,500, respectively, during each twelve-month period of the term of the agreement, commencing September 18, 2001. Additionally, Mr. Evans is entitled to receive a performance bonus. For the first four years of the term, the bonus was based on the level at which the Company achieved its revenue and EBITDA plan as adopted by the Board. In the final year of the agreement, the bonus is $1,312,500. If there is a change of control of the Company during the term of the agreement and Mr. Evans has not been terminated for cause, Mr. Evans will also receive a transaction bonus of $5 million.

The employment agreement provides that if Mr. Evans’ employment is terminated other than for cause, disability, or a change of control, then he will be entitled to the amount of the base salary due through the end of the term of the agreement as if there had been no termination and, except for any annual bonus that is due to Mr. Evans under the agreement, we will have no further obligations under the agreement. Mr. Evans may also terminate the agreement on 30 days notice and, if he exercises this termination right, will be entitled to a pro rata portion of his salary and bonus, calculated to the effective date of termination. In the event of a change in control, Mr. Evans will receive a pro rata portion of his salary and bonus, calculated through the effective date of the change in control.

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

Employment Agreement with David Kenin

On December 20, 2001, Crown Media United States, LLC entered into an employment agreement with David Kenin that provides for his employment as Executive Vice President—Programming.  The agreement has been amended twice, on October 12, 2003 and December 6, 2004. The term of this agreement was originally three years, commencing on January 2, 2002, but was extended through January 2, 2008. The initial agreement provides for an annual base salary of $370,000, $425,000 and $475,650, respectively, during each successive year during the term of the agreement. Under the amendment dated October 12, 2003, Mr. Kenin’s salary increased to an annual rate of $475,000 for the period October 12, 2003 through January 2, 2004 and to $525,000 for the third year of the term (January 3, 2004 through January 2, 2005). The amendment dated December 6, 2004 provides for an increase of Mr. Kenin’s salary as follows: $715,000 during the fourth year of the term (January 3, 2005 through January 2, 2006); $750,000 during the fifth year of the term (January 3, 2006 through January 2, 2007); and $790,000 during the sixth year of the term (January 3, 2007 through January 2, 2008). Following the end of each calendar year during the term, Mr. Kenin may be paid a bonus based on his performance during such calendar year if the Company so determines in its sole discretion. Mr. Kenin was also granted an option to purchase 200,000 shares of the Company’s Class A Common Stock.

The employment agreement provides that if Mr. Kenin’s employment is terminated other than for cause, death or disability, then he will be entitled to the remaining salary payable for the balance of the term of the agreement.

Mr. Kenin’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Evans’ employment agreement and which are described above.

Employment Agreement with Chris R. Moseley

On June 20, 2003, Crown Media Holdings entered into an employment agreement with Chris R. Moseley that provides for her employment as Executive Vice President—Worldwide Marketing. This agreement replaced the employment agreement dated July 5, 2000 between Ms. Moseley and Crown Media Holdings. The term of this agreement is three years, commencing on July 16, 2003. The agreement provides for an annual base salary of $660,000, $693,000 and $727,650, respectively, during each successive year during the term of the agreement. Ms. Moseley is entitled to receive at the end of each calendar year during the agreement a performance bonus of no less than 15% and no more than 50% of her then annual salary.

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

Employment Agreement with Paul A. FitzPatrick

On September 15, 2003, Crown Media Holdings entered into an employment agreement with Paul A. FitzPatrick that provides for his employment as Executive Vice President and Chief Operating Officer. This agreement replaced the employment agreement dated September 19, 2000 between Mr. FitzPatrick and Crown Media United States, LLC, a wholly-owned subsidiary of Crown Media Holdings. The term of his employment agreement is three years, commencing on September 25, 2003. The agreement provides for an annual base salary of $590,000 for the first year of the term, increasing by 5% or the Consumer Price Index, whichever is greater, during each subsequent year of the term of the agreement. Mr. FitzPatrick is also entitled to receive a bonus at the end of each calendar year of the term of the agreement of up to 20% of his then salary rate, 30% of which bonus is discretionary and 70% of which is subject to Crown Media Holdings reaching certain levels of revenue and EBITDA. Additional bonus amounts may awarded in the discretion of the Company.

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

Employment Agreement with William Abbott

On June 23, 2003, Crown Media Holdings, Inc. entered into an employment agreement with William Abbott that provides for his employment as Executive Vice President, National Advertising Sales.  The term of this agreement commenced on July 1, 2003 and ends on February 7, 2007, but may be extended by mutual consent. The agreement provides for Mr. Abbott’s salary as follows: $405,075 per year during the period July 2, 2003 through February 7, 2004 (prorated), $475,000 per year during the period February 8, 2004 through February 7, 2005, $498,750 per year during the period February 8, 2005 through February 7, 2006, and $523,688 per year during the period February 8, 2006 through February 7, 2007 . Mr. Abbott is also entitled to receive a bonus for fiscal 2003 of at least $75,000 and up to $150,000 for achieving 100% of the annual target for sales achievement for the 2003 fiscal year based on the Company’s Sales Incentive Plan. For each subsequent fiscal year, Mr. Abbott is paid a minimum bonus equal to 25% and a maximum of 50% of his then-current salary. One-half of the bonus in excess of the 25% minimum will be paid for achieving 100% of the Company’s Sales Incentive Plan. The other one-half of the bonus in excess of the 25% minimum is paid for achieving other sales objectives as determined by the Company in its sole discretion. Additional bonuses may be payable to Mr. Abbott, in the sole discretion of the Company, for over-achievement of these goals.

The employment agreement provides that if Mr. Abbott’s employment is terminated other than for cause, death or disability, then he will be entitled to the remaining salary payable for the balance of the term of the agreement.

Mr. Abbott’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Evans’ employment agreement and which are described above.

Severance and Employee Retention Plans

In August 2005, the Board of Directors authorized several contingent employee compensation benefits in contemplation of a possible change in control of the Company. A transaction bonus equal to 40% of employees’ base compensation will be paid employees at the level of director or below upon a change in control. At its discretion, the Company may pay an unspecified portion of the transaction bonus if a change in control has not yet occurred. The Board also authorized a longevity-and title-based severance benefit which provides for salary, wage and bonus payments, extended health insurance coverage, and outplacement services to employees who are terminated as a result of the change in control. Most of the executive officers of the Company are subject to employment contracts, some of which contain provisions for benefits in addition to those referred to above. Based on its personnel roster in October 2005, the Company estimates that the cost of the transaction bonuses and severance benefits would be approximately $25.0 million to $45.0 million.

On March 24, 2006, the Compensation Committee of the Board of Directors, approved payment of performance bonuses for 2005. If there is a transaction, these bonuses will, for employees at the level of director and below, be deemed to have been the first installment of the transaction bonus and thus will be credited against any transaction bonus amounts payable to them.

Compensation Committee Interlocks and Insider Participation

During 2005, none of our executive officers served on the board or compensation committee of another company which had one of its executive officers serve as one of our directors or a member of our Compensation Committee. Of our executive officers, only Mr. Evans and David Kenin serve as members of a compensation committee or other board committee performing similar functions of any other entity. Mr. Evans serves on the compensation committee of British Sky Broadcasting PLC. Mr. Kenin serves on the compensation committee of World Wrestling Entertainment. Mr. Chavkin, a member of our Compensation Committee, is the Chief Investment Officer of JP Morgan Partners, LLC which is a 100% owned subsidiary of JP Morgan Chase & Co. JP Morgan Chase Bank, another wholly-owned subsidiary of JP Morgan Chase & Co., is a lead bank for the bank credit facility of Crown Media Holdings and serves in certain other roles as described in “Certain Relationships and Related Transactions” below.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of February 28, 2006, with respect to beneficial ownership of our Class A Common Stock and Class B Common Stock, by each of the Named Executive Officer (defined below), each director, each holder of more than 5% of either Class A or Class B Common Stock, and all current directors and executive officers as a group.

Except as indicated in the footnotes to this table, the persons named each have sole voting and investment power over the shares shown as owned by them. The percentage of beneficial ownership is based on 74,117,654 shares of our Class A Common Stock and 30,670,422 shares of our Class B Common Stock outstanding as of February 28, 2006.

Amount and Nature of Beneficial Ownership(1)

	Class A Common Stock	Percent of Class	Class B Common Stock	% of Class	% Total Voting Power
Name and Address of Beneficial Owner 5% Stockholders:
Hallmark Entertainment Investments Co.(2)(3) 2501 McGee Street, Kansas City, MO 64108	58,077,970	78.3%	30,670,422	100%	95.8%
Liberty Media Corporation(3)(4) 9197 South Peoria Street, Englewood, CO 80112	58,077,970	78.3%	30,670,422	100%	95.8%
National Interfaith Cable Coalition, Inc.(3)(13) 74 Trinity Place, Suite 1550, New York, NY 10006	58,077,970	78.3%	30,670,422	100%	95.8%
J.P. Morgan Partners (BHCA), L.P.(3)(5)(14) 390 Madison Avenue, New York, NY 10017	58,077,970	78.3%	30,670,422	100%	95.8%
Hughes Electronics Corporation(6) 200 North Sepulveda Boulevard, El Segundo, CA 90245	5,360,202	7.3%	—	—	1.4%
Directors and Named Executive Officers:
David J. Evans	84,700	*	—	—	*
William Abbott	0	*	—	—	*
Wilford V. Bane, Jr.(7)	13,165	*	—	—	*
Arnold L. Chavkin(3)(5)	58,077,970	78.3%	30,670,422	100%	95.8%
Glenn Curtis	0	*	—	—	*
Robert J. Druten	18,500	*	—	—	*
Paul A. FitzPatrick	0	*	—	—	*
Brian E. Gardner	0	*	—	—	*
Herbert A. Granath	0	*	—	—	*
David E. Hall	2,500	*	—	—	*
Donald J. Hall, Jr.(8)	58,080,470	78.3%	30,670,422	100%	95.8%
Irvine O. Hockaday, Jr.(9)	39,770	*	—	—	*
Anil Jagtiani	8,000	*	—	—	*
David Kenin(10)	201,500	*	—	—	*
Peter A. Lund(7)	13,165	*	—	—	*
John P. Mascotte(7)(11)	77,865	*	—	—	*
Chris R. Moseley	0	*	—	—	*
Deanne R. Stedem	1,000	*	—	—	*
All directors and executive officers as a group (22 persons)(5)(8)(12)	58,560,985	78.7%	30,670,422	100%	95.8%

*                    The percentage of shares or voting power beneficially owned does not exceed 1% of the class.

(1)          Pursuant to Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship, or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days from February 15, 2006. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which the person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of common stock owned as of February 15, 2006 by the person indicated and shares underlying options owned by such person on February 15, 2006 that were exercisable within 60 days of that date. Percentage of total voting power is based on votes of outstanding shares.

(2)          Based on a Schedule 13D/A filed on August 15, 2005, jointly by Hallmark Cards, HEIC and Hallmark Entertainment Holdings, who as of that date shared voting and dispositive power with respect to 30,670,422 shares of Class B Common Stock, which are convertible at the option of the holder into an equivalent number of shares of Class A Common Stock, and 53,215,080 shares of Class A Common Stock. Does not include, under the column headed “Class A Common Stock,” the number of shares of Class A Common Stock that HEIC would hold if it converted all of its shares of Class B Common Stock into shares of Class A Common Stock, which, if so converted, together with its shares of Class A Common Stock would equal approximately 80% of the total outstanding Class A Common Stock. HEIC is a majority owned subsidiary of Hallmark Entertainment Holdings and Hallmark Entertainment Holdings is a wholly-owned subsidiary of Hallmark Cards.

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

(4)          Based on a Schedule 13D/A filed on March 12, 2003 by Liberty.

(5)          Includes 13,165 shares of Class A Common Stock underlying options that are held by J.P. Morgan Partners, and which are vested or will vest within 60 days. Mr. Chavkin is: the Chief Investment Officer of J.P. Morgan Partners; one of the limited partners of JPMP Master Fund Manager, L.P.; the general partner of J.P. Morgan Partners; and the Chief Investment Officer of JPMP Capital Corp., which is the sole general partner of JPMP Master Fund Manager, L.P. Mr. Chavkin disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein.

(6)          Based on a Schedule 13G/A filed on February 13, 2004 by Hughes Electronics Corporation.

(7)          Consists of 13,165 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

(8)          Donald J. Hall, Jr., may also be deemed to be a beneficial owner of the shares beneficially owned by HEIC because Mr. Hall is a co-trustee of a voting trust which controls all of the voting securities of Hallmark Cards and he is Vice Chairman of the board of directors, Chief Executive Officer and President of Hallmark Cards. See note (2). Mr. Hall disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(9)          Includes 3,073 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

(10)   Includes 200,000 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

(11)   In addition, John P. Mascotte, may be deemed to be a beneficial owner of the shares beneficially owned by HEIC because Mr. Mascotte is a co-trustee of a voting trust which controls all of the voting securities of Hallmark Cards and a director of Hallmark Cards. See note (2). Mr. Mascotte disclaims beneficial ownership of such shares.

(12)   Includes 255,733 shares of Class A Common Stock underlying options that are vested or will vest within 60 days.

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

Crown Media United States has agreements with RHI Entertainment Distribution (successor of Hallmark Entertainment Distribution), which are described below, for services in connection with the operation of the Crown film library and the licensing of programming produced or distributed by RHI Entertainment Distribution. Since 1995, Hallmark Entertainment Distribution had been a subsidiary of Hallmark Entertainment, LLC, which in turn was a wholly owned subsidiary of Hallmark Cards Incorporated. On January 12, 2006, Hallmark Cards, Inc. sold the equity interests in Hallmark Entertainment, LLC, and, thus indirectly, Hallmark Entertainment Distribution to the management of RHI Entertainment, together with affiliates of Kelso & Company. The name of Hallmark Entertainment, LLC was changed to RHI Entertainment, LLC. Crown Media United States’ agreements with Hallmark Entertainment Distribution/RHI Entertainment Distribution are unaffected by the change in name and ownership, except that the agreements are now with a non-affiliate party.

Agreements Concerning the Film Assets

In connection with the acquisition of the film assets in 2001, we entered into the following agreements:

Services Agreement with Hallmark Entertainment, now RHI Entertainment

•       RHI Entertainment provides services related to the administration, distribution and other exploitation of the film assets. We pay RHI Entertainment $750,000 per year for these services. Prior to the sale of our international business in April 2005, we paid $1.5 million per year for these services.

•       We paid RHI Entertainment approximately $473,000 for these services from January 1, 2005 through April 25, 2005, when they were providing the services for both our domestic and international film library operations. Following the sale of our international businesses on April 25, 2005, we paid RHI Entertainment a fee of $500,000 for the remainder of 2005, during which time they provided services only for our domestic library sales.

•       RHI Entertainment will use commercially reasonable efforts to maximize the licensing revenue from the film assets consistent with its past efforts for comparable products among the film library assets.

•       We have sole discretion to determine which of the purchased films will be licensed by RHI Entertainment to third parties, as well as the distribution territories, time periods and other licensing terms.

This services agreement with RHI Entertainment will expire on December 31, 2006, but may be terminated by either party at any time before the expiration date on 60 days notice.

Registration Rights Agreement

We agreed to grant Hallmark Entertainment Distribution four demand registration rights and unlimited piggyback registration rights with respect to the shares of Class A common stock that were issued with the purchase of the film assets. These registration rights were later assigned to and are currently held by HEIC.

Hallmark Entertainment Distribution/RHI Entertainment  Distribution Programming Agreement

Crown Media United States previously licensed programming from RHI Entertainment Distribution for distribution under an Amended and Restated Program License Agreement dated as of January 1, 2001. This agreement was amended, effective January 1, 2005, by a Second Amended and Restated Program License Agreement (“Second Restated Agreement”). This Second Restated Agreement expires on December 31, 2008.

Under the Second Restated Agreement, RHI Entertainment Distribution is required to produce and deliver to Crown Media United States, and Crown Media United States is required to order and license from RHI Entertainment Distribution, 13 original movies and 3 original mini-series in 2005, 31 original movies and 6 original mini-series in 2006 and 18 original movies and 3 original mini-series in 2007. Crown Media United States may, however, completely cancel the 2007 commitment to order 18 original movies and 3 original mini-series or it may reduce the number of original movies it is required to license in each of 2006 and 2007 by up to six movies per year. Crown Media United States has exercised this option to reduce the original movies produced in 2006 to 12 movies. Crown Media United States has exclusive rights to these original movies and mini-series during a three year exhibition window (the window is five years for certain holiday-themed movies and movies produced in 2005). Crown Media United States may exhibit the original movies and mini-series in any television media in the United States, its territories and possessions (together with  Puerto Rico), including pay per view and high definition television. Crown Media United

States may also sublicense its exhibition rights in any television media regarding the original and other movies and mini-series covered by the agreement to third parties, subject to the reasonable consent of RHI Entertainment Distribution. The license fee payable for the original movies produced in 2005 is $1,600,000 per movie; in 2006 is $1,680,000 per movie and in 2007 is $1,764,000 per movie. If the movies are produced for the Hallmark Channel’s “Mystery Movie” series, the license fees are increased by $200,000 and if they are holiday-themed movies, the license fees are increased by $100,000. The license fees for mini-series produced in 2005 are $800,000 per hour; in 2006 are $840,000 per hour; and in 2007 are $882,000 per hour.  If the total compensation Crown Media United States receives from a sublicense exceeds the license fee which it is obligated to pay to RHI Entertainment Distribution, the excess will be divided equally between Crown Media United States and RHI Entertainment Distribution. Crown Media United States must also share any revenues from video on demand or pay per view exploitation with RHI Entertainment Distribution.

In addition to the original movies and mini-Series, Crown Media United States has agreed to license from RHI Entertainment Distribution 22 “off-network” movies and mini-series in 2005 and a maximum of 15 such movies and mini-series in 2006 through 2008. These programs generally will not have been seen on cable television in the United States prior to their exhibition on the Hallmark Channel. The license fees payable for the off-network movies are $268,029 per movie in 2005; $281,420 per movie in 2006; $295,491 per movie in 2007 and $310,266 per movie in 2008. The license fees payable for the off-network mini-series are $335,024 per hour in 2005; $351,775 per hour in 2006; $369,364 per hour in 2007 and $387,832 per hour in 2008. Crown Media United States’ initial exhibition period for these off-network movies and mini-series is three years and Crown Media United States’ exhibition rights are exclusive in all television media in the United States, including Puerto Rico. Crown Media United States’ exhibition rights to these off-network movies and mini-series do not, however, include pay per view or video on demand. RHI Entertainment Distribution has an option to require Crown Media United States to license these off-network movies and mini-series for an additional, consecutive three year period at a cost of 50% of the initial license fee.

Crown Media United States has also agreed to license up to 143 older movies and mini-series from the RHI Entertainment Distribution Library for a three year exclusive exhibition window, at an approximate total cost of $57.5 million. Most of these movies and mini-series have previously been exhibited on the Hallmark Channel and Hallmark Movie Channel.

Historically, the original movies and mini-series produced by RHI Entertainment Distribution have been an essential element of the Hallmark Channel’s programming schedule and have been the highest-rated programming on the Channel. This new agreement assures the Hallmark Channel continued access to these original productions through 2007. Crown Media United States is free, however, to acquire original programming from other suppliers. The off-network programming and older library programming acquired from RHI Entertainment Distribution have also been a critical part of the Hallmark Channel and Hallmark Movie Channel programming lineups.

A special committee of the Board of Directors and the Board of Directors approved the Second Restated Agreement, and the Board (with directors affiliated with Hallmark Cards and J.P. Morgan Partners abstaining from the vote) authorized its execution.

During the years ended December 31, 2004 and 2005, Crown Media United States paid RHI Entertainment Distribution $5.0 million and $93.4 million, respectively under the First and Second Amended and Restated Program License Agreements. As of December 31, 2004 and 2005, Crown Media United States had $116.6 million and $22.7 in accrued and unpaid program license fees under the program agreement, respectively. In addition, at December 31, 2005, Crown Media United States also prepaid certain program license fees to RHI Entertainment Distribution in the amount of $26.6 million.

VISN Preferred Interest

VISN, a subsidiary of the National Interfaith Cable Coalition, Inc. (“NICC”), owns a $25.0 million preferred interest in Crown Media United States. Under the Crown Media United States Amended and Restated Company Agreement, originally dated November 13, 1998, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of:

•       such excess;

•       $5.0 million; or

•       the amount equal to the preferred liquidation preference on the date of redemption.

The members also agreed that Crown Media United States will redeem the preferred interest at the preferred interest liquidation preference on the date of redemption of December 31, 2010.

Crown Media United States Programming Agreement with NICC

Effective February 22, 2001, Crown Media United States entered into an agreement with NICC which amended certain programming production, funding and broadcast obligations which had been established under the 1998 Amended and Restated Company Agreement.

In May 2005, Crown Media Holdings received a letter from NICC threatening litigation. The letter claimed that, among other things, Crown Media United States and RHI Entertainment had not honored their commitments relating to the production and financing of NICC programming under the 2001 agreement and had thereby breached the agreement. NICC alleged that, as a result of this breach, it had suffered damages in excess of $100.0 million.

Effective December 1, 2005, Crown Media Holdings and NICC entered into a new programming agreement and agreed to settle this dispute. Under the terms of the 2005 agreement, Crown Media Holdings, on behalf of Crown Media United States, has agreed to continue to fund and broadcast (or has the right to broadcast) on the Hallmark Channel through the end of 2007 the following programming produced by NICC:

•       A Sunday Morning one-hour series entitled “New Morning with Naomi Judd” at a cost of $3.5 million in 2005, $4.6 million in 2006 and $5.6 million in 2007. The 2006 and 2007 amounts are payable quarterly in those years.

•       A weekday one-hour daily series entitled “New Morning” at a cost of $1.9 million in 2005, $4.2 million in 2006 and $5.1 million in 2007. The 2005 amount includes a deferred amount of $535,000 to be paid as indicated below for deferred payments. The 2006 and 2007 amounts are payable quarterly in those years.

•       A Sunday morning programming block, broadcast from 6 a.m. to 12 noon, at a cost of approximately $485,000 in 2005, $5.8 million in 2006 and $5.8 million, increased by a percentage equal to the increase in the Consumer Price Index, in 2007. These amounts include deferred payments of $125,000 for 2005 and $1.5 million for each of 2006 and 2007. The 2006 and 2007 amounts not deferred are payable quarterly in those years.

In addition, Crown Media Holdings has agreed to finish funding four specials, the production of which had been commenced under the 2001 agreement, at a total additional cost of $1.4 million in 2005 and 2006, and to fund an additional two non-dramatic specials, to be produced in 2006 and 2007, at a total cost of $1.3 million. Amounts for the additional two specials are payable one quarter in January, 2006 (provided production has commenced), one quarter in June, 2006 and one half in June, 2007 or upon a change in control (that is, a sale or merger where the aggregate ownership of the Hallmark Channel by the current owners becomes less than 50%). The Hallmark Channel is not obligated to broadcast the latter two specials. Crown Media Holdings will also provide $2.0 million in each of 2005, 2006 and 2007 to fund the development by NICC of “made for television” movies and will pay NICC an additional $1.0 million if the movie “A Reason to Believe”, which was to be produced under the prior agreement, is not ultimately produced. The 2005 amount includes a deferred payment of $1.8 million; the 2006 amount is payable semi-annually in 2006; the 2007 amount is payable in January 2007; and the possible additional $1.0 million is payable in July, 2006 or, if sooner, upon a change in control. The Hallmark Channel will have a right of first negotiation to acquire broadcast rights to the movies resulting from this development and, if it elects not to acquire these rights, may still recover a portion of its funding if the movies are produced for others. In addition, NICC will receive $45,000 in consulting fees from a series which HEI has produced, payable no later than July, 2006, and a deferred payment of $750,000 as the last payment for certain terminated obligations.

The deferred payments mentioned above are payable to NICC on December 31, 2007 or upon a change in control, whichever comes first. Added to the deferred amounts will be (1) interest at the rate charged by NICC’s prime lender or (2) if NICC sells Crown Media Holdings common stock to finance any deficit, the increase in the sale price of the common stock between the time NICC sells the stock to fund a deferred amount and the market price of the Crown Media Holdings common stock on the date the deferred amounts are paid by Crown Media Holdings.

In the event there is a change of control of Crown Media Holdings, NICC will immediately receive a $15.0 million “termination payment,” any remaining portions of the payments for the non-dramatic specials and the “made for television” movie development described above and the deferred payments described above. The Hallmark Channel will be obligated to continue to broadcast and pay for the Sunday “New Morning with Naomi Judd” and weekday “New Morning” series and the Sunday morning programming block for an additional six months following the change in control, after which all funding and broadcast obligations to NICC will cease. The total amount payable in the event of a change of control would be approximately $25.0 million if a change in control closed in June, 2006. Also, under existing obligations, Crown Media Holdings would be required to redeem the $25.0 million preferred interest of NICC in Crown Media United States for that amount plus accrued interest at LIBOR from November 27, 2005.

If there has not been a change of control by June 30, 2007, Crown Media Holdings is required to negotiate with NICC for a period of 60 days regarding continuation of the programming commitments. If at the end of the negotiating period the parties have not reached agreement and Crown Media Holdings is not willing to continue the programming commitments at the same levels, NICC may compel Crown Media Holdings to buy all NICC’s outstanding shares of Crown Media Holdings common stock at the then current market value by a written notice given no later than November 1, 2007. If NICC sells more than 50% of the shares of Crown Media Holdings common stock which it owned as of February 22, 2001, except as part of a sale of Crown Media Holdings, most of the commitments and obligations related to programming as described above cease at the end of the then current broadcast season (approximately August 31).

The new agreement contains a mutual release of claims for any claims arising under the prior agreement. Hallmark Entertainment had agreed to pay $3.0 million of the settlement amount, however, as part of the sale of Hallmark Entertainment, Hallmark Cards agreed to assume responsibility for $3 million of this payment and has indicated that it will credit the amount against amounts payable to it by the Company. RHI Entertainment remains responsible for payment of an additional $45,000.

During the years ended December 31, 2004 and 2005, Crown Media United States paid the National Interfaith Cable Coalition $12.3 million and $12.5 million, respectively, related to this agreement.

DIRECTV Affiliation Agreement

On August 20, 2001, Crown Media United States entered into an Affiliation Agreement with DIRECTV, Inc., a wholly owned subsidiary of DIRECTV Enterprises, Inc. Pursuant to the Affiliation Agreement, DirecTV distributes the Hallmark Channel on the TOTAL CHOICE ® tier of its DBS distribution system in the United States and pay us license fees for such distribution. At the same time we entered into a Stock Purchase Agreement with DIRECTV Enterprises whereby we issued 5,360,202 shares of our Class A common stock, which shares were subsequently transferred to its parent company, Hughes Electronics Corporation. As of December 31, 2005, DIRECTV accounted for 13.1 million of our subscribers.

Hallmark Advertising

Hallmark Cards purchased $1.8 million and $2.3 million of advertising on the Hallmark Channel in the United States at negotiated market rates, respectively, during the years ended December 31, 2004 and 2005.

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

Hallmark Demand Notes and Line of Credit

On December 14, 2001, the Company executed a promissory note in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and has a final maturity date no later than December 21, 2007. The line of credit is subordinate to the bank credit facility and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. As of both December 31, 2004 and 2005, the Company had borrowed $75.0 million, respectively, under this note. Under this note, the Company is obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee is payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. We issued 192,262 shares as payment for the commitment fee in the amount of $1.1 million. The line of credit was required by the credit facility.

Hallmark Agreements Related to Bank Credit Facility

Hallmark Cards and RHI Entertainment entered into certain agreements in order to induce the bank syndicate to enter into the Company’s credit facility. Hallmark Cards, Crown Media Holdings and the banks are parties to a subordination and support agreement dated August 31, 2001. Under the subordination and support agreement, the obligations of Crown Media Holdings to pay (a) any borrowings under the HC Crown line of credit, and (b) approximately $70.0 million in accounts payable to RHI Entertainment Distribution, which has been converted into a $70.0 million note payable to Hallmark Entertainment Holdings, are subordinated in right of payment to Crown Media Holdings’ obligations under its credit facility. In the subordination and support agreement, Hallmark Cards also agrees to cause HC Crown to advance up to $75.0 million under the HC Crown line of credit to Crown Media Holdings (less the amount of any reduction on the HC Crown line of credit because of the application of net cash proceeds from issuing debt or equity as permitted by the bank credit agreement), to the extent necessary to enable Crown Media Holdings to meet its cash needs including the repayment of the bank loans, provided that Crown Media Holdings has borrowed the full amount then available under the credit facility. Further, Hallmark Cards agreed that the HC Crown line of credit will not be declared due and payable if any obligations to the banks remain outstanding.

As of both December 31, 2004 and 2005, borrowings under the HC Crown line of credit were $75.0 million. Accrued interest on the note was $6.1 million and $11.3 million, respectively.

By an Amendment No. 9 dated as of March 21, 2006, to the agreement for the bank credit facility, Hallmark Cards has been provided the right, by giving five business days written notice, to purchase all of the bank lenders’ interest in the loans under the bank credit facility for an amount equal to the principal plus accrued, unpaid interest and other amounts owing to any of the lending banks. Under the waiver and standby purchase agreement described below, we can cause Hallmark Cards to complete such a purchase. We view this purchase right as an alternative to the lending banks drawing down on the letter of credit described below.

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

Pursuant to Amendment No. 8, Hallmark Cards has provided an irrevocable letter of credit issued to JPMorgan Chase Bank by Citibank, N.A. in the amount of $320.0 million, as credit support for our obligations under our credit facility. The support letter of credit was reduced to $220.0 million upon the consummation of the sale of our international business and the reduction of the aggregate outstanding credit exposure of our lenders to $220.0 million. Drawdowns under the letter of credit may be made for amounts due and payable under the credit facility and upon the occurrence of certain other events. Any proceeds received by JPMorgan Chase Bank from drawing under this support letter of credit will not be applied to repay our obligations, but will be used to purchase on the part of Hallmark Cards from the bank lenders subordinated participations in our obligations under our bank credit facility, junior in payment to the bank lenders under the bank credit facility. The support letter of credit automatically expires on June 10, 2006.

The credit facility, as amended, contains a number of affirmative and negative covenants, including limitations on “Restricted Payments.”  Restricted Payments include any distribution on our equity; any redemption or other acquisition of our equity; and any payment to Hallmark Cards, RHI Entertainment or any of their affiliates. The credit agreement, however, permits Crown Media Holdings to pay Restricted Payments which are, among other things:  (1) Payments to Hallmark Cards or an affiliate in payment of a valid outstanding obligation in an aggregate amount equal to the financial benefits received by us as a result of the reduction of interest charges under the bank credit facility in Amendment No. 8 plus any fees and costs incurred by Hallmark Cards in connection with the support letter of credit provided in accordance with Amendment No. 8; and (2) payments to RHI Entertainment Distribution pursuant to license agreements.

Waiver and Standby Purchase Agreement

For information on agreement of Hallmark Cards regarding amounts payable to Hallmark Cards and its affiliates, including any amounts resulting from a drawdown of the letter of credit that supports the credit facility with JP Morgan Chase Bank, see “Bank Credit Facility and Hallmark Notes—Waiver and Standby Purchase Agreement” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

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

In addition, we have agreed not to transfer any of our interests in Crown Media United States after the second anniversary of our initial public offering unless the transfer is conditioned on the requirement that the transferee assume our obligations described above. Under the terms of the stockholders agreement, the transferee’s obligations will generally expire on the later of (1) the fifth anniversary of the initial public offering, (2) the second anniversary of the transfer or (3) the repayment of VISN’s preferred interest in Crown Media United States, except that the obligations of the transferee will expire upon dissolution of Crown Media United States.

Intercompany Services Agreement

The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for an additional year through January 1, 2007. Under the agreement, Hallmark Cards provides us with the following services:

•       tax services;

•       risk management, health, safety and environmental services and insurance;

•       legal services;

•       treasury and cash management services; and

•       real estate consulting services.

We have agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. The balance of the payable for services, expenses and fees under this and the previous services agreement as of December 31, 2004 and 2005, was approximately $3.5 million and $4.0 million, respectively. The intercompany services agreement was originally negotiated between officers of Crown Media International and Hallmark Cards. The management of Crown Media International believed that the services provided under the agreement had a value at least equal to the annual fee.

Hallmark Trademark License Agreements

Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., amended and restated on March 27, 2001, which has also been extended through September 1, 2006. The amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the “Hallmark Channel.”  The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States’ network. Crown Media United States also has a similar trademark license agreement with Hallmark Licensing, Inc., which is effective January 1, 2004, and expires September 1, 2006, to permit the use of the Hallmark trademark in the name of the “Hallmark Movie Channel”.

Under the agreement, if Hallmark Cards notifies us in writing that it has determined that we have failed to comply with the usage standards set forth in the agreement or have otherwise breached our obligations under the agreement, we are required to stop any non-complying activity within 10 days of that notice or we may be in default of the agreement. We also may be in default if Hallmark Cards delivers such a written notice to us with respect to its standards three or more times in any 12-month period. In addition, there may be a default under the agreement if we fail to cure any breach of the program agreement with Hallmark Entertainment Distribution, if we fail to make any payments due under loan agreements within five days of the due date, or if we receive an opinion from our auditors that shows that we no longer are a going concern.

The license agreement can be terminated immediately and without notice if we transfer in any way our rights under the license agreement, if we have an event of default under the agreement or in events of bankruptcy, insolvency or similar proceedings.

Tax Sharing Agreement

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into the Tax Sharing Agreement with Hallmark Cards. Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax returns. Accordingly, Hallmark Cards benefits from future tax losses, which may be generated by Crown Media Holdings. Based on the Tax Sharing Agreement, Hallmark Cards has paid and will pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under the Tax Sharing Agreement, at Hallmark Cards’ option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

An independent member of the Board of Directors of Crown Media Holdings, with advice of independent counsel approved Crown Media Holdings’ entering into the Tax Sharing Agreement.

The Company received $56.6 million and $56.1 million (including the $30.0 million offset to intercompany debt during the third quarter of 2005) under the Tax Sharing Agreement during 2004 and 2005, respectively.

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

Other than as disclosed above and under “—Stockholders Agreement and Registration Rights,” there are no specific policies in place with respect to any conflicts that may arise. We expect conflicts to be resolved on a case-by-case basis, and in a manner consistent with applicable law.

Transactions with JP Morgan Chase Bank

We have a credit agreement with a syndicate of banks lead by JP Morgan Chase Bank providing a secured line of credit and term loan of up to a total of $220.0 million due May 31, 2006. For information regarding the terms of the bank credit agreement, please see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Bank Credit Facility and HC Crown Loans.” As part of this credit facility, JP Morgan Chase Bank originally committed to lend to us up to $45.0 million, now reduced to $31.0 million. At December 31, 2004 and 2005, JP Morgan Chase Bank had outstanding loans to us under the line of credit of $43.4 million and $29.6 million, respectively. Each loan under the credit facility bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. We are required to pay a commitment fee of 0.2% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. This commitment fee was 0.5% per annum prior to an amendment effective March 2005. We paid a total of $13.9 million in interest and $125,000 in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2004. We paid a total of $10.3 million in interest and $125,000 in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2005.

JP Morgan Chase Bank served as an indenture trustee for debentures issued by us in 2001 to Crown Media Trust in connection with the issuance of preferred securities by Crown Media Trust in a private placement. JP Morgan Chase Bank served as the property trustee under the trust creating the Crown Media Trust, which is one of several trustees of the Crown Media Trust, and also as the preferred guarantee trustee relating to our guarantee of the preferred securities issued by Crown Media Trust. Chase Manhattan Bank USA, National Association, an affiliate of JP Morgan Chase Bank, served as the Delaware trustee of Crown Media Trust, which is a trustee with its principal place of business in the State of Delaware. As a result of the repurchase of the Crown Media Trust preferred securities by Crown Media Holdings in 2003, this trust was dissolved.

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

Mr. Chavkin is the Chief Investment Officer of JP Morgan Partners, LLC, a separate private equity division of a large global services group, JP Morgan Chase & Co. He is also the Chief Investment Officer of JPMP Capital Corp., which is one of the limited partners of JPMP Master Fund Manager, L.P. and general partner to various JPMP related funds.

ITEM 14.         Principal Accountant Fees and Services

Audit Fees

The following table presents aggregate fees billed for professional services rendered by KPMG LLP, our principal accountant in fiscal years 2004 and 2005:

	Fiscal Year
Type of Fee	2005	2004
Audit Fees(1)	$801,807	$1,622,516
Audit-Related Fees(2)	291,098	105,985
Tax Fees(3)	—	52,136
All Other Fees(4)	118,459	—
Total Fees	$1,211,364	$1,780,637

(1)          Audit Fees are for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q and statutory audits required for certain of our foreign subsidiaries.

(2)          Audit Related Fees. In 2004 and 2005, these fees are for services rendered in connection with management’s assessment of internal controls over financial reporting and the related report in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

(3)          Tax Fees. In 2004, these fees are for services rendered in connection with tax advice, the filing of foreign income tax returns and the filing of other forms.

(4)          All Other Fees. In 2005, these fees are for services rendered in connection with the Company’s sale of its international operations in 2004.

Independence

The Audit Committee has considered whether, and concluded that, the additional services provided by KPMG were compatible with maintaining the independence of KPMG.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(A)                List of Documents Filed as Part of This Report

(1) Consolidated Financial Statements

Reports of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2005

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2003, 2004, and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2004, and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004, and 2005

Notes to Consolidated Financial Statements

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).

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

10.1

Second Amended and Restated Stockholders Agreement, dated August 30, 2001 (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).

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

Exhibit Number	Exhibit Title
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

10.6

Consent and Waiver to Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by DirecTV Enterprises, Inc. (previously filed as Exhibit 10.6 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.7

Consent and Waiver to Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by VISN Management Corp. (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.8

Consent and Waiver to Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by Crown Media Holdings, Inc. (previously filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

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

Exhibit Number	Exhibit Title
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

10.18

Amendment No. 8, dated as of March 2, 2005, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 11, 2005 and incorporated herein by reference).

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

10.23

Contingent Appreciation Certificate Agreement, dated as of December 17, 2001, by and among Crown Media Holdings, Inc. and the Holders Named Therein (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).

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

10.27

Second Amended and Restated Program License Agreement, dated as of January 1, 2005, by and between Hallmark Entertainment Distribution, LLC (now RHI Entertainment Distribution, LLC) and Crown Media United States, LLC (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on October 11, 2005, and incorporated herein by reference).

10.28

Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 7, 2001, and incorporated herein by reference).

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

10.32

Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).

10.33

Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).

10.34

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
10.36

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

10.38

Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2001 and incorporated herein by reference).

10.39

Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference).

10.40

Settlement Agreement dated as of December 1, 2005 between National Interfaith Cable Coalition, Inc., VISN Management Corp. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).

10.41

Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.42	Intercompany Services Extension Agreement, dated as of January 1, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
10.43

$50,000,000 Promissory Note, dated July 10, 2001, made by Crown Media, Inc. in favor of HC Crown Corporation (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).

10.44

$75,000,000 Promissory Note, dated December 14, 2001, made by Crown Media Holdings, Inc., Crown Media International, Inc. and Crown Media United States, LLC in favor of HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).

10.45

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

10.47

Note Purchase Agreement, dated as of August 1, 2003 between Crown Media Holdings, Inc. and HC Crown Corp. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.48

10.25% Senior Unsecured Discount Note dated August 5, 2003 issued by Crown Media Holdings, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.49

Program License Agreement, dated as of November 13, 1998, between National Interfaith Cable Coalition, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.17 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.50

Purchase and Sale Agreement, dated April 10, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, LLC (previously filed as Appendix A to definitive proxy materials filed on May 7, 2001, and incorporated by reference herein).

10.51

Service Agreement, dated September 28, 2001, by and between Hallmark Entertainment, Inc. (now RHI Entertainment LLC) and Crown Media Holdings, Inc., as assigned to Crown Media Distribution, LLC, pursuant to letter dated December 14, 2001 (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.52	Amendment to Library Services Agreement, dated as of April 26, 2005, by and between Hallmark Entertainment and Crown Media Distribution, LLC.
10.53

Registration Rights Agreement, dated as of September 28, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, as amended by assignments dated September 28, 2001 and December 31, 2001 (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.54

Extension Agreement, dated as of March 1, 2002, by and between Crown Media Holdings, Inc., Crown Media Distribution, LLC and Hallmark Entertainment Distribution, LLC (previously filed as Exhibit 10.44 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).

10.55

Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).

10.56

Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 and incorporated by reference herein).

10.57

Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).

10.58

Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).

10.59

Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).

10.60

Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.61

Lease, dated as of June 1, 1998, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.20 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.62

First Amendment to Lease, dated as of March 23, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.63

Second Amendment to Lease, dated as of August 17, 1999, by and between High Pointe I Development Group L.L.C. and Hallmark Entertainment Network, Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.22 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.64

Third Amendment to Lease, dated as of September 26, 2000, by and between High Pointe I Development Group L.L.C. and Crown Media, Inc. (formerly known as Hallmark Entertainment Networks, Inc.) (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).

10.65

Fourth Amendment to Lease, dated as of February 6, 2001, by and between High Pointe I Development Group, L.L.C. and Crown Media Inc. (now known as Crown Media International, Inc.) (previously filed as Exhibit 10.21 to our Annual Report on Form 10-K filed on March 27, 2001, and incorporated by reference herein).

10.66

Fifth Amendment to Lease, dated as of February 12, 2002, by and between High Pointe I Development Group LLC and Crown Media, Inc. (previously filed as Exhibit 10.39 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.67

Sixth Amendment to Lease, dated as of June 26, 2003, by and between High Point I Development Group LLC and Crown Media International, LLC (previously filed as Exhibit 10.62 to our Annual Report on Form 10-K, filed on March 15, 2004 and incorporated herein by reference).

10.68

Guaranty of Lease Obligations, dated June 1, 1998, by Hallmark Entertainment, Inc. for High Pointe I Development Group L.L.C. (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.69*

Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001, and incorporated herein by reference).

10.70*

Form of Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 9, 2004, and incorporated herein by reference).

10.71*

Form of Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 9, 2004, and incorporated herein by reference).

10.72*	Form of Crown Media Holdings, Inc. 2005 Restricted Stock Unit Agreement.
10.73*

Employment Agreement, dated as of September 18, 2001, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.74*

Amendment No. 1 to Employment Agreement, dated as of May 28, 2004, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference).

10.75*	Employment Agreement Amendment No. 2, dated as of August 17, 2005, by and between David Evans and Crown Media Holdings, Inc.
10.76*

Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement, dated as of May 28, 2004, by and between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference).

10.77*

Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement, dated as of May 25, 2004, by and between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference).

10.78*	Crown Media Holdings, Inc. 2005 Restricted Stock Unit Agreement, dated as of August 17, 2005, by and between Crown Media Holdings, Inc. and David Evans.
10.79*	Amendment to Crown Media Holdings, Inc. 2005 Restricted Stock Unit Agreement, dated as of August 17, 2005, by and between Crown Media Holdings, Inc. and David Evans.
10.80*

Employment Agreement, dated as of June 20, 2003, between Crown Media Holdings, Inc. and Chris Moseley (previously filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).

10.81*

Letter Agreement dated as of May 24, 2004, by and between Crown Media Holdings, Inc. and Chris Moseley (previously filed as Exhibit 10.84 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).

10.82*

Employment Agreement, dated as of October 25, 2003, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.66 to our Annual Report on Form 10-K, filed on March 15, 2004 and incorporated herein by reference).

10.83*

Employment Agreement, effective as of January 1, 2004, by and between Crown Media Holdings, Inc. and William Aliber (previously filed as Exhibit 10.86 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).

10.84*

Employment Agreement, dated as of September 15, 2003, by and between Crown Media Holdings, Inc. and Paul FitzPatrick (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).

10.85*

Employment Agreement, dated as of December 20, 2001, by and between Crown Media International, Inc. and Russel H. Givens, Jr. (previously filed as Exhibit 10.47 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.86*

Letter Agreement dated April 2, 2004, amending Employment Agreement by and between Crown Media International, Inc. and Russel H. Givens, Jr. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 10, 2004, and incorporated herein by reference).

10.87*

Employment Agreement, dated as of December 20, 2001, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 15, 2003 and incorporated herein by reference).

10.88*

Amendment to Employment Agreement dated December 6, 2004, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 8, 2004 and incorporated herein by reference)

Exhibit Number	Exhibit Title
10.89*

Employment Agreement, dated as of June 23, 2003, by and between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).

10.90*

Employment Agreement, dated as of September 25, 2001, by and between Crown Media United States, LLC and Lana Corbi (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.91*

Severance Agreement, dated December 26, 2002, by and between Lana Corbi and Crown Media United States, LLC (previously filed as Exhibit 10.63 to our Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference).

10.92*

Employment Agreement, dated as of March 12, 2004, by and between Crown Media International, Inc. and Jeff Henry. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 10, 2004 and incorporated herein by reference).

10.93*

Letter Agreement, dated as of July 9, 2004, by and between Crown Media Holdings, Inc. and Jeff Henry (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 9, 2004 and incorporated herein by reference).

10.94*	2005 Deferred Compensation Plan of Crown Media Holdings, Inc. (previously filed as Exhibit 10.98 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).
10.95

Technical Services Agreement, dated as of April 26, 2005, by and between Crown Media United States LLC and Crown Media International LLC (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).

10.96*

Compromise Agreement, dated as of April 22, 2005, by and between Jeffrey Henry and Crown Media International, LLC. (previously filed as Exhibit 10.100 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).

10.97	$132,785,424 Promissory Note, dated October 1, 2005, made by Crown Media United States, LLC in favor of Hallmark Entertainment Distribution, LLC.
10.98

Waiver and Standby Purchase Agreement, dated as of March 21, 2006 among Hallmark Cards Incorporated, HC Crown Corp., Hallmark Entertainment Holdings, Inc. and Crown Media Holdings, Inc., Crown Media United States LLC and subsidiaries of Crown Media Holdings, Inc.

10.99

Amendment No. 9, dated as of March 21, 2006 to the Credit, Security, Guaranty and Pledge Agreement dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and Issuing Bank.

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

March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID J. EVANS	Director and Principal	March 29, 2006
David J. Evans	Executive Officer
/s/ WILLIAM J. ALIBER	Principal Financial and	March 29, 2006
William J. Aliber	Accounting Officer
/s/ WILFORD V. BANE, JR.	Director	March 29, 2006
Wilford V. Bane, Jr.
/s/ ARNOLD L. CHAVKIN	Director	March 29, 2006
Arnold L. Chavkin
/s/ GLENN CURTIS	Director	March 29, 2006
Glenn Curtis
/s/ ROBERT J. DRUTEN	Director	March 29, 2006
Robert J. Druten
/s/ BRIAN GARDNER	Director	March 29, 2006
Brian Gardner
/s/ HERBERT GRANATH	Director	March 29, 2006
Herbert Granath
/s/ DAVID E. HALL	Director	March 29, 2006
David E. Hall
/s/ DONALD J. HALL, JR.	Director	March 29, 2006
Donald J. Hall, Jr.
/s/ IRVINE O. HOCKADAY, JR.	Director	March 29, 2006
Irvine O. Hockaday, Jr.
/s/ ANIL JAGTIANI	Director	March 29, 2006
Anil Jagtiani
/s/ PETER A. LUND	Director	March 29, 2006
Peter A. Lund
/s/ JOHN P. MASCOTTE	Director	March 29, 2006
John P. Mascotte
/s/ DEANNE R. STEDEM	Director	March 29, 2006
Deanne R. Stedem

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Crown Media Holdings, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective July 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
March 28, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” (Item 9A.b), that Crown Media Holdings, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Media Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

•       The Company does not have sufficient policies and procedures related to the review of the Company’s annual and interim consolidated financial statements. Specifically, the following deficiencies were identified: (a) ineffective review of the consolidated statement of cash flows; (b) inadequate detailed and comprehensive review of the underlying information supporting the amounts included in the Company’s annual and interim consolidated financial statements and disclosures; and (c) inadequate review of information available subsequent to the financial reporting close process for appropriate recognition and disclosure in the Company’s annual and interim consolidated financial statements. These deficiencies resulted in a material error in the presentation of a non-cash item in the consolidated statements of cash flows for the nine-month period ended September 30, 2005 and the year ended December 31, 2005; errors in the classification of short- and long-term balance sheet accounts in the December 31, 2005 consolidated financial statements; and errors in the amounts of commitments and contingencies disclosed in the December 31, 2005 consolidated financial statements. These errors were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2005. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

•       The Company’s controls over access to the general ledger and certain accounting application systems were not designed effectively to provide adequate segregation of duties. Specifically, the following design deficiencies were identified: (a) certain members of accounting management had the ability to both initiate and approve journal entries; (b) certain members of accounting management had the ability to initiate and approve the payment of invoices and sign checks; and (c) a member of accounting management had access to an accounting application system and the ability to change information included therein without review and approval. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 28, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Crown Media Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Crown Media Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Denver, Colorado
March 28, 2006

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	As of December 31,
	2004	2005
ASSETS
Cash and cash equivalents	$12,102	$15,926
Accounts receivable, less allowance for doubtful accounts of $6,695 and $1,565, respectively	75,459	65,935
Program license fees—affiliates	40,048	35,528
Program license fees—non-affiliates	78,823	73,670
Subtitling and dubbing, net	1,143	—
Receivable from affiliate	16,644	1,815
Receivable from buyer of international business	—	422
Prepaid and other assets	6,237	6,051
Prepaid program license fee assets	7,650	30,377
Total current assets	238,106	229,724
Accounts receivable	6,798	9,101
Program license fees—affiliates	59,987	79,875
Program license fees—non-affiliates	135,372	148,022
Subtitling and dubbing	1,583	—
Film assets, net	599,013	380,322
Subscriber acquisition fees, net	120,013	80,594
Property and equipment, net	32,829	18,560
Goodwill	314,033	314,033
Prepaid and other assets	5,034	13,595
Total assets	$1,512,768	$1,273,826

The accompanying notes are an integral part of these consolidated balance sheets

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except par value and number of shares)

	As of December 31,
	2004	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Accounts payable and accrued liabilities	$40,228	$29,876
Accrued restricted stock units	13,649	9,299
Subscriber acquisition fees payable	35,223	12,238
License fees payable to affiliates	—	25,433
License fees payable to non-affiliates	79,815	27,757
Payables to affiliates	13,512	12,826
Payable to buyer of international business	—	10,050
Interest payable	479	169
Capital lease obligations	2,276	612
Deferred revenue	612	1,149
Deferred credit from technical services agreement	—	1,323
Total current liabilities	185,794	130,732
Accrued liabilities	21,617	24,427
Subscriber acquisition fees payable	678	—
License fees payable to affiliates	151,980	586
License fees payable to non-affiliates	111,761	186,268
Line of credit and interest payable to HC Crown	81,067	86,309
Payable to Hallmark Cards affiliates	100,000	70,000
Payable to buyer of international business	—	8,395
Senior unsecured note to HC Crown, including accrued interest	460,930	509,386
Credit facility	310,000	210,000
Note and interest payable to Hallmark Cards affiliate	—	135,187
Capital lease obligations	22,817	16,170
Company obligated mandatorily redeemable preferred interest	11,488	14,537
Deferred credit from technical services agreement	—	5,018
Total liabilities	1,458,132	1,397,015
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, $.01 par value; 200,000,000 shares authorized; 73,863,037 and 74,117,654 shares issued and outstanding as of December 31, 2004 and 2005	739	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2004 and 2005	307	307
Paid-in capital	1,365,450	1,423,815
Accumulated other comprehensive income	3,434	—
Accumulated deficit	(1,315,294)	(1,548,052)
Total stockholders’ equity (deficit)	54,636	(123,189)
Total liabilities and stockholders’ equity (deficit)	$1,512,768	$1,273,826

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years Ended December 31,
	2003	2004	2005
Revenue:
Subscriber fees	$4,329	$9,874	$18,746
Advertising	76,153	104,481	143,780
Advertising by Hallmark Cards	1,397	1,846	2,335
Film asset license fees	17,548	22,035	21,693
Sublicense fees and other revenue	6	—	10,830
Total revenue, net	99,433	138,236	197,384
Cost of Services:
Programming costs
Affiliates	27,697	35,066	46,028
Non-affiliates	40,578	54,812	74,549
Amortization of film assets	12,965	28,905	51,619
Impairment of film assets	—	22,003	25,542
Subscriber acquisition fee amortization expense	22,961	26,020	35,928
Amortization of capital leases	—	96	1,158
Other costs of services	13,351	10,939	20,448
Total cost of services	117,552	177,841	255,272
Selling, general and administrative expense	41,811	52,209	55,162
Marketing expense	16,619	16,477	24,160
Reorganization expense	993	—	—
Depreciation and amortization expense	6,245	6,306	4,471
Loss from operations before interest expense and income tax provision	(83,787)	(114,597)	(141,681)
Loss on early extinguishment of debt	(39,812)	—	—
Guaranteed preferred beneficial interest accretion	(23,218)	—	—
Interest expense	(39,758)	(60,179)	(73,856)
Loss before discontinued operations and cumulative effect of change in accounting principle	(186,575)	(174,776)	(215,537)
Loss from discontinued operations, net of tax	(35,574)	(142,030)	(10,683)
Loss from sale of discontinued operations	—	—	(6,538)
Loss before cumulative effect of change in accounting principle	(222,149)	(316,806)	(232,758)
Cumulative effect of change in accounting principle	17,000	—	—
Net loss	$(205,149)	$(316,806)	$(232,758)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,366	1,421	(3,434)
Comprehensive loss	$(203,783)	$(315,385)	$(236,192)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,484	104,533	104,619
Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	$(1.78)	$(1.67)	$(2.06)
Loss per share from discontinued operations, basic and diluted	(0.34)	(1.36)	(0.16)
Cumulative effect of change in accounting principle, basic and diluted	0.16	—	—
Net loss per share, basic and diluted	$(1.96)	$(3.03)	$(2.22)

The accompanying notes are an integral part of these consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2002	73,795	$738	30,670	$307	$1,259,242	$647	$(793,339)	$467,595
Issuance of stock for payment of debt issuance costs	68	1	—	—	282	—	—	283
Stock-based compensation	—	—	—	—	6	—	—	6
Foreign currency translation adjustment	—	—	—	—	—	1,366	—	1,366
Contributions under affiliate tax sharing agreement	—	—	—	—	49,350	—	—	49,350
Net loss	—	—	—	—	—	—	(205,149)	(205,149)
Balances, December 31, 2003	73,863	739	30,670	307	1,308,880	2,013	(998,488)	313,451
Stock-based compensation	—	—	—	—	5	—	—	5
Foreign currency translation adjustment	—	—	—	—	—	1,421	—	1,421
Contributions under affiliate tax sharing agreement	—	—	—	—	56,565	—	—	56,565
Net loss	—	—	—	—	—	—	(316,806)	(316,806)
Balances, December 31, 2004	73,863	739	30,670	307	1,365,450	3,434	(1,315,294)	54,636
Issuance of stock for exercise of options	255	2	—	—	2,149	—	—	2,151
Stock-based compensation	—	—	—	—	116	—	—	116
Foreign currency translation adjustment	—	—	—	—	—	(3,434)	—	(3,434)
Contributions under affiliate tax sharing agreement	—	—	—	—	56,100	—	—	56,100
Net loss	—	—	—	—	—	—	(232,758)	(232,758)
Balances, December 31, 2005	74,118	$741	30,670	$307	$1,423,815	$—	$(1,548,052)	$(123,189)

The accompanying notes are an integral part of these consolidated statements of stockholders’ equity.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(205,149)	$(316,806)	$(232,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	35,574	142,030	10,683
Loss from sale of discontinued operations	—	—	6,538
Depreciation and amortization	122,371	166,008	225,565
Accretion on guaranteed preferred beneficial interest	22,018	—	—
Loss on change in fair value of derivative asset and liability	1,200	—	—
Accretion on trust preferred securities	8,029	—	—
Accretion on company obligated mandatorily redeemable preferred interest	1,079	2,409	3,049
Provision for allowance for doubtful accounts	1,101	171	8,972
Cumulative effect of change in accounting principle	(17,000)	—	—
Impairment of film assets	—	22,003	25,543
Loss on early extinguishment of debt	39,812	—	—
Gain on sale of property and equipment	—	—	(24)
Stock-based compensation	5,912	11,488	8,571
Changes in operating assets and liabilities:
Increase in accounts receivable	(23,162)	(11,311)	(18,727)
Increase in receivable from buyer of international business	—	—	(1,308)
Additions to program license fees	(162,411)	(160,593)	(189,607)
Additions to subscriber acquisition fees	(5,292)	(45,070)	(8,554)
Increase in prepaid and other assets	(5,800)	(3,991)	(40,771)
Increase in accounts payable, accrued and other liabilities	71,823	45,696	26,964
Increase in interest payable	15,314	47,283	56,090
Increase (decrease) in subscriber acquisition fees payable	(38,562)	25,908	(23,662)
Increase in license fees payable to affiliates	17,347	61,080	6,825
Increase (decrease) in payables to affiliates	(10,504)	(1,651)	14,143
Increase (decrease) in deferred revenues	(137)	148	542
Net cash used in operating activities	(126,437)	(15,198)	(121,926)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,544)	(878)	(504)
Payments to buyer of international business	—	—	(8,358)
Proceeds from disposition of international business, net of funds transfer fee	—	—	221,979
Proceeds from disposition of property and equipment	—	—	25
Net cash provided by (used in) investing activities.	(2,544)	(878)	213,142

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	—	—	2,151
Proceeds from tax sharing agreement with Hallmark Cards	49,350	56,565	26,100
Borrowings under the HC Crown demand note payable	70,000	—	—
Borrowings under the HC Crown senior unsecured note payable	400,000	—	—
Borrowings under the credit facility	56,250	15,000	95,000
Payments on the credit facility	(76,250)	(5,000)	(195,000)
Repurchase of trust preferred securities	(326,674)	—	—
Distribution to holders of guaranteed preferred beneficial interests	(7,406)	—	—
Principal payments on capital lease obligations	—	—	(580)
Net cash provided by (used in) financing activities	165,270	66,565	(72,329)
CASH FLOWS FROM DISCONTINUED OPERATIONS (Revised—See Note 2):
Net cash used in discontinued operating activities	(28,737)	(40,376)	(15,326)
Net cash used in discontinued investing activities	(2,152)	(811)	(60)
Net cash used in discontinued financing activities	(1,434)	(1,559)	(411)
Effect of exchange rate changes on cash	5	53	734
Net cash used in discontinued operations	(32,318)	(42,693)	(15,063)
Net increase in cash and cash equivalents	3,971	7,796	3,824
Cash and cash equivalents, beginning of year	335	4,306	12,102
Cash and cash equivalents, end of year	$4,306	$12,102	$15,926
Supplemental disclosure of cash and non-cash activities:
Interest paid	$14,119	$14,621	$15,311
Interest paid on preferred securities	$8,944	$—	$—
Income taxes paid	$3,189	$2,288	$857
Asset acquired through capital lease obligation	$—	$17,363	$—
Issuance of Class A common stock for payment of HC Crown demand note payable commitment fee	$283	$—	$—
Tax sharing payment from Hallmark Cards applied to payable to Hallmark Cards affiliate	$—	$—	$30,000
License fees payable converted into note payable to Hallmark Cards affiliate	$—	$—	$132,785
Payable to buyer of international business	$—	$—	$26,803
Deferred credit from technical services agreement	$—	$—	$7,644

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2004 and 2005

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its subsidiaries, owns and operates pay television channels (collectively the “Hallmark Channel” or the “channel”) dedicated to high quality, entertainment programming for adults and families, in the United States. The Hallmark Channel is operated and distributed by Crown Media United States, LLC (“Crown Media United States”). Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), the National Interfaith Cable Coalition, Inc. (“NICC”), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”).

Sale of the International Business

In April 2005, the Company completed the sale of  its international business to a group of investors comprised of Equity Partners, 3i and U.K. executive David Elstein (collectively, “Sparrowhawk,” the “buyer” or the “buyer of  international business”). The sale included the international versions of the Hallmark Channel distributed outside the United States, the international rights to over 580 titles in the Crown Media film library, and the Network Operations Center based in Denver, Colorado. The Company received cash proceeds of $209.3 million, net of the prepayment described below, and recognized an accounting loss of $6.5 million from the sale. Approximately $4.7 million of transaction costs were incurred by the Company in connection with the sale.

In accordance with the conditions of the sale and subsequent settlement, the Company has accrued $26.8 million at December 31, 2005, which represents the estimated present value of the cash expected to be paid by the Company to or on behalf of the buyer at various times through December 31, 2015. Included in this amount was $16.7 million at the sale date, of estimated payments, which were determined using the contractual payments due on certain lease arrangements that were assumed by the buyer. The Company is obligated to reimburse the buyer for these lease payments at or about the same time the buyer is obligated to pay the lessor. Also, the Company estimated a liability of approximately $4.5 million to pay the estimated residual and participation costs that the buyer would otherwise be obligated to pay to third parties through April 2015 in connection with film library sales. The amount of this liability could fluctuate based upon the actual internal usage or sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of discontinued operations in future periods.

In the fourth quarter of 2005, the Company recorded charges of $4.6 million to recognize additional costs for the settlement of certain disputed items and claims of the buyer. These charges included $3.4 million related to the interpretation of working capital representations used in determining the original sales price and $0.9 million related to disputed operating costs incurred at the time of the closing date of the sale. The post closing adjustments are covered by the accrual described in the preceding paragraph.

The Company will continue to use the Network Operations Center sold to Sparrowhawk for the distribution of the domestic channel pursuant to a $25.3 million, seven year technical services agreement with the buyer. The Company made a prepayment under the technical services agreement to the buyer in the amount of $12.7 million upon closing of the sale transaction and the balance is payable monthly in equal installments through the expiration of the agreement. The unused portion of the prepayment is classified as Prepaid and Other Assets in the accompanying condensed consolidated balance sheet and will be amortized to operating expense over the life of the contract. A deferred credit of $7.6 million was recorded to reflect the amount by which the $25.3 million contract exceeded the estimated fair value of the related services. The deferred credit will be amortized over the life of the contract, resulting in a reduction of operating expenses in future periods.

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

Liquidity

As of December 31, 2005, the Company had $15.9 million in cash and cash equivalents on hand and $10.0 million available under its bank credit facility. The $10.0 million of the availability under the bank credit facility is subject to the approval of Hallmark Cards prior to the Company being able to draw such funds. As of December 31, 2005, the Company had borrowed $210.0 million under its bank credit facility, which matures May 31, 2006. In March 2006, the Company drew down the remaining $10.0 million available under the credit facility, which increased the balance due under the credit facility to $220.0 million. The proceeds will be used for general working capital purposes.

The Company’s principal sources of funds are currently available cash on hand, cash generated by operations, and tax sharing payments from Hallmark Cards. Payments under the tax sharing agreement are affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses. The Company has received $5.0 million in tax sharing payments in January 2006 and does not currently expect to receive any additional cash payments during 2006.

The ability of the existing sources of liquidity to be sufficient to fund the Company’s operations, depend upon the Company’s ability to achieve forecasts. In particular, continued growth in subscriber revenue and advertising revenue, as well as maintaining the cash flow from library sales, are required. As a result, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse operating conditions would impact the Company’s liquidity and its ability to fund the current level of operations. To the extent that the Company requires additional capital and additional drawings on the bank credit facility are either not available or insufficient, the Company would be forced to seek additional funding from the issuance of debt or equity securities, a sale of certain assets or from strategic transactions which provide capital. There can be no assurance that the Company would be able to secure additional financing or complete any such transactions.

The Company expects to continue making investments in programming, marketing and distribution during the next twelve months ending December 31, 2006. However, the Company’s liquidity position has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled. The Company reduced expenses in certain areas during the fourth quarter of 2005 and expects that further expense reductions will occur in 2006, including, among other things, a decrease in marketing and third-party programming acquisitions.

The Company’s principal uses of funds for 2006 are expected to include the payment of 2005 and 2006 operating expenses, accounts payable and accrued expenses, licensing of programming, and interest under its bank credit facility.

The Company currently believes that cash on hand, cash generated by operations, and tax sharing payments from Hallmark Cards, will be sufficient to fund the Company’s operations and meet its liquidity needs through December 31, 2006.

The Company’s bank credit facility will expire on May 31, 2006.  If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit or alternatively Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and the rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time. However, Hallmark Cards has also agreed with the Company under a waiver and standby purchase agreement explained below that it will not request any reimbursement of amounts drawn on such letter of credit or the payment of amounts due under the credit facility prior to May 31, 2007 (see below and note 12). This waiver and standby purchase agreement is subject to prepayments and termination events as described in Note 12.

Upon maturity of the credit facility on May 31, 2006, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards described in note 12, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, would affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company would consider various alternatives as indicated above. In the alternative, the Company would cause Hallmark Cards, pursuant to the terms of the waiver and standby purchase agreement, to exercise its option to purchase the banks interest in the credit facility and the credit facility would then be subject to Hallmark Cards agreement not to demand payment prior to May 31, 2007.

Due to the Company’s liquidity issues and its inability to meet its obligations when they come due in May 2007 under the waiver and standby purchase agreement described below, the Company anticipates that prior to May 31, 2007, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) $678.0 million covered by notes described below payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives as indicated above, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, a sale of certain assets or entering into strategic alternatives.

2. Summary of Significant Accounting Policies and Estimates

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

On a quarterly basis, the Company assesses whether events or circumstances have changed indicating that the fair value of a film is lower than its unamortized cost or carrying value. If the carrying value of any individual film asset exceeds its fair value, the film asset is written-down to its estimated fair value. A discounted cash flow model, based on management’s anticipated ultimate future revenue of the film, is used to estimate the fair value of the individual films. The Company considers the following factors, among others, in estimating ultimate future revenue for each film:  (a) the operating environment expected for the next several years, (b) the size of the library as a whole, (c) historical license fee revenue per film, (d) each title’s age, quality, and marketability, (e) existing sales plans including the amount of product desired to be sold each year, (f) future performance estimates, (g) assumptions and estimates underlying past and future estimates, and (h) risk factors that could effect future operations of the Library. In estimating a film’s fair value, the Company considers those cash outflows necessary to generate the film’s cash inflows such as exploitation, residual and participation costs and taxes. The discount rate used in the Company’s discounted cash flow model is based upon management’s estimate of the rate a purchaser would require related to the risks and uncertainties surrounding the timing and probability of the cash flow estimates.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $1.1 million, $171,000, and $9.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Allowance for doubtful accounts is comprised of the following:

	Balance at Beginning of Year	Additions Charged to Expense		Deductions (including transfer to buyer of international business)		Balance at End of Year
Allowance for doubtful accounts
Year-ended December 31, 2003	$7,516	$499	(1)	$(1,312)		$6,703
Year-ended December 31, 2004	$6,703	$1,297	(2)	$(1,305)		$6,695
Year-ended December 31, 2005	$6,695	$8,972		$(14,102	)(3)	$1,565

(1)          Includes $602,000 of bad debt recovery now classified in discontinued operations.

(2)          Includes $1.1 million of bad debt expense now classified in discontinued operations.

(3)          Represents amounts written off of $9.7 million and $4.4 million transferred to buyer of international business.

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

Estimates of net realizable value for program license fees are determined using future estimated advertising revenues and anticipated patterns of programming usage on a day part basis as it pertains to programming licensed to the channel. These estimates of expected annual future estimated revenues are compared to net book value of the program license fee assets to determine if the programming assets are expected to be recovered. Where the analysis indicates the costs are in excess of the estimated net realizable value, an impairment is recognized.

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

Subscriber acquisition fees are amortized over the contractual life of the distribution agreements (ranging from 4 to 9 years) as a reduction of subscriber fee revenue. If the amortization expense exceeds the cumulative subscriber fee revenue recognized, or to be recognized, on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically by comparing the net carrying amount to the estimates of future subscriber fee and advertising revenues. It also assesses the recoverability when events such as changes in distributor relationships occur or other indicators suggest impairment.

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

Goodwill is reviewed for impairment annually on November 30 or whenever an event occurs or there is a change in circumstances that indicates fair value might be below carrying value. Goodwill is carried at historical cost if the estimated fair value is greater than the carrying amounts. However, if estimated fair value is less than the carrying amount, goodwill is reduced to estimated fair value through an impairment charge to the Company’s consolidated statements of operations.

Revenue Recognition

Subscriber revenue from pay television distributors is recognized as revenue when an agreement is executed, programming is provided, the price is determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs in accordance with Emerging Issues Task Force No. 01-9 (“EITF No. 01-9”), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). If the amortization expense exceeds the revenue recognized on a cumulative per distributor basis, the excess amortization is included as a component of cost of services. In 2005, $2.3 million and $920,000, which previously were reported as subscriber acquisition fee amortization expense, have been reclassified as reductions of subscriber fees revenue for the years ended December 31, 2003 and 2004, respectively.

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

Revenue from film asset licensing agreements is recognized in accordance with Statement of Position (“SOP”) 00-2, Accounting by Producers or Distributors of Films. Revenues are recognized when all of the following have occurred:  an agreement is executed, the film is available for exhibition by the licensee, the license fee is fixed or determinable, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Revenue from film asset licensing agreements containing multiple film titles is allocated among the various film titles based on their relative estimated fair values. Payments received from licensees prior to the availability of a film are recorded as deferred revenue. Fees payable with terms in excess of one year are discounted for revenue recognition purposes at the customer’s estimated incremental borrowing rate in accordance with Accounting Principles Board (“APB”) Opinion No. 21, Interest on Receivables and Payables.

Taxes on Income

Pursuant to the tax sharing agreement entered into with Hallmark Cards in March 2003, the Company’s results of operations for tax purposes became a part of the Hallmark Cards consolidated federal tax return as of and subsequent to March 2003. However, the Company continues to account for income taxes on a separate return basis. Accordingly, the Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Any payments received from Hallmark Cards under the tax sharing agreement are recorded as  an increase in additional paid-in capital. Based on the tax sharing agreement, the Company may ultimately owe Hallmark Cards for its share of the consolidated federal tax liability caused by the inclusion of the Company in the consolidated group. Such payments would be treated as a reduction to paid-in capital to the extent of amounts previously received under the Tax Sharing Agreement.

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

Had compensation expense for these plans been determined consistent with SFAS No. 123 and SFAS No. 148, Crown Media Holdings’ net loss and loss per share would have been increased to the following pro forma amounts for the years ended December 31, 2003, 2004 and 2005:

Pro Forma Effects
(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2004	2005
Net loss	$(205,149)	$(316,806)	$(232,758)
Pro forma stock options expense at estimated fair value	(6,500)	(2,644)	(1,056)
Stock plan expense included in net loss	6	5	116
Pro forma net loss	$(211,643)	$(319,445)	$(233,698)
Weighted average shares	104,484	104,533	104,619
Pro forma net loss per share, basic and diluted	$(2.03)	$(3.06)	$(2.23)

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 1.6 million, 1.4 million, and 812,000 stock options for the years ended December 31, 2003, 2004, and 2005, respectively, have been excluded from the calculations of earnings per share because their effect would have been antidilutive.

Translation of Foreign Currency

Through April 26, 2005, the balance sheets and statements of operations and comprehensive loss of certain Crown Media Holdings’ foreign subsidiaries were measured using local currency as the functional currency. Revenues, expenses and cash flows of such subsidiaries were translated into United States dollars at the average exchange rates prevailing during the period. Assets and liabilities were translated at the rates of exchange at the balance sheet date. Translation gains and losses were deferred as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses recorded upon the remeasurement of financial assets and liabilities denominated in currencies other than the functional currency of the subsidiary were included in determining net loss for the period. In conjunction with the sale of the international business, the cumulative foreign currency translation gain of approximately $3.4 million was realized as a component of the loss on sale of discontinued operations in the accompanying consolidated statement of operations.

Concentration of Credit Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of accounting losses.

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

Cash Flows

In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Restatement of September 30, 2005 Unaudited Condensed Consolidated Statement of Cash Flows

Pursuant to the tax sharing agreement, Hallmark Cards has benefited from past tax losses and may benefit from future federal tax losses, which may be generated by the Company. Based on the tax sharing agreement, Hallmark Cards has agreed to pay the Company all of the benefits realized by Hallmark Cards as a result of including the Company in its consolidated income tax return. These benefits are estimated and paid 75% in cash on a quarterly basis and the balance when the Company becomes a federal taxpayer. Under the tax sharing agreement, as more fully discussed at Note 16, at Hallmark Cards’ option, the non-interest bearing balance of the 25% in federal tax benefits may be applied as an offset against any amounts owed by the Company to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. During the third quarter of 2005, Hallmark Cards used $30.0 million of the approximately $45.7 million balance of this 25% balance to offset debt owed by the Company to Hallmark Cards or its affiliates. The Company treated the offset amount as a cash transaction, including it in “Proceeds from tax sharing agreement with Hallmark Cards” under “Cash Flows from Financing Activities” in its Unaudited Condensed Consolidated Statement of Cash Flows contained in the Company’s quarterly report on Form 10-Q for the third quarter of 2005.

The Company has determined that this transaction should have been reflected as a non-cash activity. The Company changed the “Proceeds from tax sharing agreement with Hallmark Cards” under “Cash Flows Used in Financing Activities” from $56.1 million to $26.1 million and changed the “Decrease in payable to affiliates” under “Cash Flows Used in Operating Activities,” from $34.2 million to $4.2 million. The Company changed the “Cash Flows Used in Financing Activities” from $72.6 million to $102.6 million and changed the “Cash Flows Used in Operating Activities” from $128.8 million to $98.8 million. The accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2005, reflects this transaction as a non-cash activity.

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

In March 2005, the SEC staff issued guidance on FASB Statement No. 123 (revised 2004), Share-Based Payment, SFAS No. 123R. Staff Accounting Bulletin (“SAB”) No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include: (a) valuation models—SAB No. 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new SAB includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123R.

As of December 31, 2005, there was $299,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years. As of December 31, 2005, the total unrecognized compensation cost related to Performance RSUs granted under the Plan is $2.2 million.

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

3. Impairment of Film Assets

In the third and fourth quarters of 2004, the estimated fair value of the domestic rights of the film assets was based upon the discounted cash flows attributable to estimated future third party sales and internal use at September 30, and December 31, 2004. A non-cash impairment charge was recorded in both the third and fourth quarters of 2004 for each film where the estimated fair value was less than its carrying value. The resulting non-cash impairment charge of $22.0 million is included in impairment of film assets on the accompanying statement of operations for the year ended December 31, 2004.

In the third and fourth quarters of 2005, the Company reviewed its film asset titles for impairment. The Company computed the fair value of the rights to each of the evaluated film titles. The estimated fair value of the film assets was based upon the discounted cash flows attributable to estimated future third party sales and internal use at September 30, 2005 and December 31, 2005. Non-cash impairment charges were recorded in both the third and fourth quarters of 2005 for each film where the estimated fair value was less than its carrying value. The resulting non-cash impairment charge of $25.5 million is included in impairment of film assets on the accompanying statement of operations for the year ended December 31, 2005.

4. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,
	2004	2005
	(In thousands)
Subscriber acquisition fees, at cost	$236,447	$221,594
Accumulated amortization	(116,434)	(141,000)
Subscriber acquisition fees, net	$120,013	$80,594

Of the net balance at December 31, 2005, the Company expects $19.0 million will be recognized as a reduction of subscriber fee revenue and $61.6 million will be recognized as subscriber acquisition fee expense in future periods. The Company expects to amortize the net balance at December 31, 2005, as follows:

Years Ended December 31,
(in thousands)
2006	$39,552
2007	37,890
2008	1,184
2009	984
2010	984
Total amortization	$80,594

As of December 31, 2004 and 2005, the consolidated balance sheets also reflect subscriber acquisition fees payable of $35.9 million and $12.2 million, respectively. For the years ended December 31, 2003, 2004 and 2005, the Company made cash payments of $44.3 million, $19.2 million, and $32.0 million, respectively, relating to current subscriber acquisition fee obligations.

5. Film Assets

Amortization expense for the film assets was $13.0 million, $28.9 million and $51.6 for the years ended December 31, 2003, 2004, and 2005, respectively. The Company recorded impairment charges of $22.0 million and $25.5 million for the years ended December 31, 2004 and 2005, respectively. The Company expects to amortize $55.0 million to $75.0 million of film assets during the year ending December 31, 2006.

The following table summarized the carrying amounts of the film assets as of December 31, 2004 and 2005.

	As of December 31,
	2004	2005
	(In thousands)
Film assets	$825,864	$533,742
Accumulated amortization and impairment	(226,851)	(153,420)
Film assets, net	$599,013	$380,322

6. Program License Fees

Program license fees are comprised of the following:

	As of December 31,
	2004	2005
	(In thousands)
Program license fees—Hallmark Cards affiliate	$144,848	$159,158
Program license fees—NICC	2,448	9,411
Program license fees—other affiliates	5,906	5,962
Program license fees—non-affiliates	329,021	365,429
Program license fees, at cost	482,223	539,960
Accumulated amortization	(167,993)	(202,865)
Program license fees, net	$314,230	$337,095

Programming costs for the years ended December 31, 2003, 2004, and 2005 were $68.3 million, $89.9 million, and $120.6 million, respectively.

During the years ending December 31, 2003, 2004 and 2005, certain program license fees were written-down to their net realizable values, resulting in additional costs of $3.6 million, $3.0 million, and $585,000, respectively, which have been included as a component of programming cost in the accompanying consolidated statements of operations.

At December 31, 2004 and 2005, $7.7 million and $30.4 million (including $29.5 million to affiliates) of program license fees were included in prepaid and other assets on the accompanying consolidated balance sheets as the Company made payment, but the license period had not commenced.

License fees payable are comprised of the following:

	As of December 31,
	2004	2005
	(In thousands)
License fees payable—Hallmark Cards affiliate	$151,980	$22,704
License fees payable—NICC	—	3,315
License fees payable—non-affiliates	191,576	214,025
Total license fees payable	343,556	240,044
Less current maturities	(79,815)	(53,190)
Long-term license fees payable	$263,741	$186,854

7. Property and Equipment

Property and equipment are comprised of the following:

	As of December 31,
	2004	2005	Depreciable Life
	(In thousands)		(In years)
Technical equipment and computers	$38,947	$14,650	3-5
Leased assets	30,615	17,363	8-15
Furniture, fixtures and equipment	2,078	1,235	5
Leasehold improvements	10,402	3,344	3-7
Construction-in-progress	161	18
Property and equipment, at cost	82,203	36,610
Accumulated depreciation	(49,374)	(18,050)
Property and equipment, net	$32,829	$18,560

Depreciation expense related to property and equipment was $3.5 million, $3.4 million, and $3.5 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Software and other intangible assets of $3.2 million and $2.0 million as of December 31, 2004 and 2005, respectively, have been included in prepaid and other assets in the accompanying consolidated balance sheets.

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

The following table displays the activity and balances of the reorganization accrual account from October 7, 2002, to December 31, 2005, which was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

			Satellite and
	Severance	Facilities	Transponder	Total
	(In thousands)
Balance at October 7, 2002	$5,492	$1,651	$21,658	$28,801
Deductions due to payments	(2,097)	—	(545)	(2,642)
Balance at December 31, 2002	3,395	1,651	21,113	26,159
Additions due to accretion	—	61	692	753
Additions due to adjustments to estimates	—	—	1,194	1,194
Deductions due to settlement of contract	—	—	(2,951)	(2,951)
Deductions due to payments	(3,391)	(189)	(6,537)	(10,117)
Balance at December 31, 2003	4	1,523	13,511	15,038
Additions due to accretion	—	—	52	52
Deductions due to adjustments to estimates, net	(4)	(126)	(353)	(483)
Deductions due to payments	—	(337)	(3,550)	(3,887)
Balance at December 31, 2004	—	1,060	9,660	10,720
Deductions due to payments	—	(60)	(989)	(1,049)
Contracts assumed by buyer of international business	—	(1,000)	(8,671)	(9,671)
Balance at December 31, 2005	$—	$—	$—	$—

	As of December 31,
	2004	2005
	(In thousands)
Accrued reorganization	$10,720	$—
Less current accrued reorganization	(2,379)	—
Long-term accrued reorganization	$8,341	$—

9. Leases

The Company leases uplink and certain transponder space under a long-term lease agreement that is accounted for as a capital lease in accordance with SFAS No. 13, Accounting for Leases. In addition, the Company leases transponders, office facilities and various office equipment under operating leases that are generally non-cancelable. These leases expire at various dates through June 2019, and some contain escalation clauses and renewal options. Future minimum lease payments under the agreements at December 31, 2005, are as follows:

Years Ended December 31,	Capital Leases	Operating Leases
(in thousands)
2006	$2,160	$4,332
2007	2,160	3,646
2008	2,160	2,682
2009	2,160	1,953
2010	2,160	1,051
Thereafter	19,350	525
Total minimum lease payments	30,150	$14,189
Less amount representing interest (at implicit rates ranging from 9.375%)	(13,368)
Present value of net minimum lease payments	16,782
Less current maturities	(612)
Long term obligation	$16,170

Rent expense under these agreements was $2.2 million, $1.9 million, and $2.0 million, respectively, for the years ended December 31, 2003, 2004, and 2005. Amortization of assets held under capital leases is included with depreciation expense in the accompanying statements of operations.

During 2005, the buyer of the international business allowed Crown Media Holdings to inhabit office space without paying rent. Crown Media Holdings would have paid $115,000 in rent expense for this space during 2005.

10. Credit Facility

The Company has a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to the Company a secured revolving credit facility of up to $220.0 million. The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the amendment on March 1, 2005. The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. The original bank credit facility encompassed a term loan of $100.0 million and a revolving line of credit of $220.0 million, inclusive of up to $20.0 million of letters of credit available to be issued at the Company’s request. Upon the consummation of the sale of the international business, the Company repaid and retired the $100.0 million term loan along with $95.0 million on the revolving line of credit under the credit facility. The credit facility now consists of the revolving line of credit of $220.0 million, which includes up to $20.0 million of letters of credit. Any borrowings by the Company of amounts in excess of $180.0 million under the revolving line of credit requires approval of Hallmark Cards. In March 2006, the Company drew down the remaining $10.0 million available under the credit facility, which increased the balance due under the credit facility to $220.0 million. The proceeds will be used for general working capital purposes.

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

On March 1, 2005, we entered into Amendment No. 8 to the agreement for our bank credit facility. This amendment extended the maturity date to May 31, 2006, as well as made a number of other significant changes to the bank credit facility including elimination of certain financial covenants, changes to and waivers of financial covenants concerning 2004 violations and the future compliance, and a reduction in the interest rates and commitment fees under the credit facility. See “Hallmark Letter of Credit” in note 12 below regarding an irrevocable letter of credit of Hallmark Cards issued as credit support for obligations under the credit facility.

At December 31, 2004 and 2005, Crown Media Holdings had outstanding borrowings of $310.0 million and $210.0 million, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2004, $310.0 million of the outstanding balance bore interest at the Eurodollar rate (5.42% at December 31, 2004) and $0 bore interest at the JP Morgan Chase Bank prime rate. At December 31, 2005, $210.0 million of the outstanding balance bore interest at the Eurodollar rate (5.39% at December 31, 2005) and $0 bore interest at the JP Morgan Chase Bank prime rate. Interest expense on borrowings under the credit facility for the years ended December 31, 2003, 2004 and 2005, was $12.8 million, $13.9 million, and $10.3 million, respectively.

Covenants

The credit facility, as amended, contains a number of affirmative and negative covenants. Affirmative covenants include the following: (1) (a) within 90 days after the end of each fiscal year, submit audited consolidated financial statements of the Company submitted to the S.E.C., (b) within 45 days after the end of each of the first three fiscal quarters, submit unaudited consolidated financial statements of the Company submitted to the S.E.C., (c) submit a certificate of an authorized officer regarding knowledge of any event of default, certain affirmative covenants and any required intellectual property filings, (d) provide notice of any board action concerning issuance of any additional securities and (e) submit any such additional information regarding the financial condition, business or business prospects of the credit parties and the amount of film inventory on which the credit parties have rights; (2) cause the Company’s corporate existence to be effective; (3) keep tangible properties material to the Company’s business in good condition; (4) provide notice of the following material events: (a) any event of default, (b) material adverse change in the condition or operations of any credit party, (c) any action which could affect the performance of the credit parties’ obligations under the Credit Agreement, (d) any other event which could result in a material adverse effect, (e) opening or change of any executive office, (f) change in the name of the credit parties, (g) any event which affects the collectability of receivables or decrease the value of the collateral, (h) proposed material amendment to any material agreement that are part of the collateral and (i) any notice which a credit party received with respect to a claimed default; (5) (a) insure its assets adequately, (b) insure against other hazards and risks, (c) maintain and insure films in its library, (d) maintain distributor’s “errors and omissions” insurance, (e) maintain broadcaster’s “errors and omissions” insurance, (f) cause all insurance to provide to the Lender a written notice of any termination or material change of coverage and (g) upon request, provide to the Lender a statement of insurance coverage; (6) maintain true and complete books and records of financial operations and provide the Agent access to such books and records; (7) observe and perform all material agreements with respect to the distribution/exploitation of the Products (as defined in the Credit Agreement); (8) (a) if a Credit Party has control over any physical materials related to the Products, deliver such materials to a laboratory (or provide a laboratory access letter, if appropriate) and a pledgeholder agreement to the Agent and (b) with respect to any products acquired after the closing date, provide, on a quarterly basis, to the Agent and the laboratories a revised schedule of product on deposit with such laboratories; (9) pay all taxes and other governmental charges and indebtedness in the ordinary course of business of the credit parties; (10) defend the collateral against all liens, other than permitted encumbrances; (11) upon receipt of any (a) payment from any obligor which should be remitted to the Agent or (b) the proceeds of any sale of Product, remit such payment or proceeds to the Agent; (12) comply with all applicable environmental laws, notify the Agent of any material violation of any applicable environmental laws and indemnify the Agent and the Issuing Bank against any environmental law-related claims; and, (13) (a) upon request, execute and deliver all necessary documents to perfect the liens on the collateral and to carry out the purpose of the Credit Agreement and its ancillary documents and (b) clarify, if necessary, the chain of title for any item of the Products.

Negative covenants include limitations on (1) indebtedness, (2) liens, (3) guaranties, (4) investments, (5) making “Restricted Payments,” (Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of the Company which is subordinated to the bank loans, any reduction of the HC Crown line of credit for the Company, any payment on certain obligations assumed by the Company under the purchase agreement for the film assets and any other payment to Hallmark Cards or any of its affiliates. The credit agreement, however, permits the Company to make payments to Hallmark Cards or an affiliate in payment of a valid outstanding obligation (subject to any applicable subordination agreement) or in an aggregate amount equal to the financial benefits received by us as a result of the reduction of interest charges under the bank credit facility in Amendment No. 8 plus any fees and costs incurred by Hallmark Cards in connection with the support letter of credit provided in accordance with Amendment No. 8), (6) sale of assets, (7) sale of receivables, (8) entering into any sale and leaseback transactions, (9) changing the location of the Company’s chief executive office or the Company’s name, (10) making capital expenditures, (11) entering into transactions with affiliates, (12) amending the promissory note with HC Crown, a related letter of credit issued for our benefit or certain of our other material agreements, (13) creating negative pledge, (14) mergers or acquisitions, (15) production of any item of Product, (16) changing our business activities, (17) entering into certain transactions that are prohibited under ERISA, (18) entering into any interest rate protection agreement or currency agreement, (19) acquiring or creating any new subsidiary, (20) using or storing hazardous materials on our premises, (21) incurring cash program acquisition guarantees in excess of a certain amount, (22) using the process of the loans for any purpose other than set forth in the Credit Agreement, (23) permitting EBITDA (as defined in the Credit Agreement) to be less than specified amounts per quarter, (24) permitting payments to television distributors for subscribers to be greater than certain amounts and (25) creating any first tier subsidiary other than CM Intermediary or have any asset related to the Channel at a level above CM Intermediary.

Amendment No. 8 waived the Company’s non-compliance with the following financial covenants:  (1) capital expenditures in 2004; (2) cash program acquisition guarantees in 2004; (3) trailing 12-month EBITDA for the quarter ended December 31, 2004; (4) cash payments to television distributors for subscribers in 2004; (5) net worth at December 31, 2004; (6) leverage ratio for the quarter ended December 31, 2004; and (7) interest coverage ratio for the 2004 year. Amendment No. 8 also deleted the net worth covenant; amended the limit on the Company’s cash program guarantees in 2005; amended the quarterly EBITDA requirements for the remainder of the loan term; revised the EBITDA definition, including adding all non-cash expenses to consolidated net income in determining EBITDA; and amended the limit of cash payments to television distributors for subscribers, the minimum number of subscribers and the minimum gross subscriber revenue. Further, pursuant to Amendment No. 8, the limitation on Restricted Payments was amended to allow us to make certain payments to Hallmark Cards or its affiliates. The Company was in compliance with its debt covenants at December 31, 2005.

By an Amendment No. 9 dated as of March 21, 2006, to the agreement for the bank credit facility, Hallmark Cards has been provided the right, by giving five business days written notice, to purchase all of the bank lenders’ interest in the loans under the bank credit facility for an amount equal to the principal plus accrued, unpaid interest and other amounts owing to any of the lending banks. Under the waiver agreement described below, we can cause Hallmark Cards to complete such a purchase. We view this purchase right as an alternative to the lending banks drawing down on the letter of credit described below.

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

12. Related Party Long-Term Obligations

Waiver and Standby Purchase Agreement

Under a waiver and standby purchase agreement dated March 21, 2006, Hallmark Cards agreed to defer all payments due on any of the following obligations and, except where noted, payment of interest thereon until May 31, 2007 or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•       Note, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. The interest accrued on this note through December 31, 2005, was $11.3 million.

•       10.25% senior unsecured discount note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown. Accreted interest through December 31, 2005, was $109.4 million.

•       $70.0 million account payable to Hallmark Entertainment Holdings arising out of the sale to Crown of the Hallmark Entertainment film library.

•       Note, dated as of October 1, 2005, in the principal amount of $132.8 million, payable to Hallmark Entertainment Holdings. The interest accrued on this note through December 31, 2005, was $2.4 million.

•       All obligations of the Company under the bank credit facility to Hallmark Cards, Incorporated by virtue of Hallmark Cards’ deemed purchase of participations in all of the obligations under a letter of credit which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to Amendment No. 9 to the bank credit facility.

Hallmark Cards has agreed that it will not accelerate the maturity of any of the foregoing obligations or initiate collection proceedings during the Waiver Period. Interest will continue to accrue on these obligations during the Waiver Period. The Company will continue to pay the banks and/or Hallmark Cards interest on the credit facility during the Waiver Period.

The waiver termination date is May 31, 2007 or any of the following if they occur earlier:  The Company fails to pay any principal or interest, regardless of amount, due on any indebtedness with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; certain bankruptcy events occur; the Company defaults in its payment of licensing fees under the Second Amended and Restated

Program License Agreement with RHI Entertainment Distribution; a representation and warranty of the Company in the waiver agreement is false or misleading in any material respect; or the Company fails to pay interest on the deferred obligations listed above or to perform any covenants in the waiver agreement.

Under the waiver agreement, if the bank’s lenders under the bank credit facility accelerate any of the indebtedness under the bank credit facility or seek to collect any indebtedness under it, then the Company may elect to exercise its right to require that Hallmark Cards or its designated subsidiary exercise an option to purchase all the outstanding indebtedness under the bank credit facility as provided in Amendment No. 9 to the bank credit facility. All expenses and fees in connection with this purchase would be added to the principal amount of the credit facility obligations.

This agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement and Hallmark Cards’ share of the amounts payable under the December 1, 2005, agreement with NICC (described in Note 14) against these obligations. Pursuant to the agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.  “Excess Cash Flow” is defined as 1) the net proceeds of any debt or equity financings or sale of assets; 2) the net cash proceeds from the incurrence by the Company of indebtedness; 3) the net cash proceeds from the sale, transfer or release by the Company of assets outside the ordinary course of business; and 4) if positive, the consolidated net cash flow from operations of Crown Holdings for any calendar quarter as shown in an SEC report, less cash funds used to pay current operating expenses and to pay or establish reasonable reserves for future expenses, indebtedness payments, and capital improvements and replacements as determined by the Board of Directors of the Company.

As consideration for the waiver agreement, we agreed to convert the $70.0 million account payable to Hallmark Entertainment Holdings arising out of our purchase of the Hallmark Entertainment film library to a promissory note bearing interest at LIBOR plus 3% per annum. This note will be payable in full on May 31, 2007. We also agreed to:

•       amend the 2001 and 2005 notes described above to add the accrued but unpaid interest, currently and annually, to the outstanding principal amounts;

•       use our commercially reasonable efforts to refinance all of our obligations to Hallmark Cards and affiliates noted above; and

•       comply with our covenants and obligations under the bank credit facility.

In addition, we provided a release to Hallmark Cards and related parties for any matters prior to the date of the waiver agreement and relating to the capacity of the released parties as beneficiaries of our obligations under the waiver agreement or the deferred obligations listed above.

See note 10 on Amendment No. 9 to the bank credit facility.

Hallmark Letter of Credit

Pursuant to Amendment No. 8 to the bank credit facility, Hallmark Cards has provided an irrevocable letter of credit issued to JP Morgan Chase Bank by Citibank, N.A. in the original amount of $320.0 million, as credit support for our obligations under the Company’s credit facility (the “credit facility”). The support letter of credit was reduced to $220.0 million upon the consummation of the sale of the Company’s international business and the reduction of the aggregate outstanding credit exposure of its lenders to $220.0 million. Drawdowns under the letter of credit may be made for amounts due and payable under the credit facility and upon the occurrence of certain other events. Any proceeds received by JP Morgan Chase Bank from drawing under this support letter of credit will not be applied to repay the Company’s obligations, but will be used to purchase on the part of Hallmark Cards from the bank lenders subordinated participations in our obligations under its bank credit facility, junior in payment to the bank lenders under the bank credit facility. The support letter of credit automatically expires on June 10, 2006. The Company pays to Hallmark Cards, as compensation for the support letter of credit, the amounts resulting from the 2% reduction in the interest rate and the 0.3% reduction in the commitment fee payable by the Company under the bank credit facility as provided in Amendment No. 8.

Senior Unsecured Note

In August 2003, the Company issued a senior unsecured note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

The senior unsecured note payable to HC Crown does not require cash payments until August 2007. Instead, the principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007. From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the senior unsecured note to HC Crown. The note matures on August 5, 2011, and is pre-payable by Crown Media Holdings at any time after August 5, 2004, without penalty. At December 31, 2004 and 2005, $460.9 million and $509.4 million, respectively, of principal and accreted interest were included in the senior unsecured note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company’s stock, investments in other parties and the incurrence of liens on the Company’s assets. As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Line of Credit Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown maturing on the earlier of six months from the termination of the bank credit facility or December 21, 2007. Due to the waiver agreement, the line of credit and related interest are not due until May 31, 2007. This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent. At both December 31, 2004, and 2005, borrowings under the note were $75.0 million. Accrued interest on the note of $6.1 million and $11.3 million are included in line of credit and interest payable to HC Crown as of December 31, 2004, and 2005, respectively, on the accompanying condensed consolidated balance sheets. At December 31, 2004, and 2005, $75.0 million of the outstanding balance bore interest at the Eurodollar rates of 5.02% and 7.08%, respectively.

Promissory Note with Hallmark Entertainment Holdings

As consideration for extending the demand period for the possible reimbursement of amounts drawn on the letter of credit supporting the credit facility, the Company agreed to convert a portion of its license fees payable to Hallmark affiliates, which were approximately $132.8 million, to a promissory note bearing interest at LIBOR plus 3% per annum. The term of the promissory note began on October 1, 2005 and is payable in full on August 31, 2006 (amended to May 31, 2007, by the waiver agreement). Accrued interest on the note of $2.4 million is included in note and interest payable to Hallmark Cards affiliate as of December 31, 2005, on the accompanying condensed consolidated balance sheets. Due to the waiver agreement, interest is not due until May 31, 2007. At December 31, 2005, $132.8 million of the outstanding balance bore interest at the Eurodollar rates of 7.08%. This note was transferred to a subsidiary of Hallmark Cards prior to the sale by Hallmark Cards of its interests in Hallmark Entertainment LLC, now called RHI Entertainment LLC.

Interest Paid to HC Crown

Interest expense payable to HC Crown, which formerly was payable to the Company’s bank syndicate and resulted from a reduction in the interest rate and commitment fee payable to the Company’s bank syndicate in Amendment No. 8 to the Company’s credit facility, was $3.2 million for the year ended December 31, 2005.

Related Party Long-Term Obligations

The aggregate maturies of related party long-term debt for each of the five years subsequent to December 31, 2005, are as follows:

	Payments Due by Period
	Total	2006	2007	2011
	(In thousands)
Line of credit and interest payable at 5.02% to HC Crown, with principal due May 31, 2007	$86,309	$—	$86,309	$—
10.25% Senior unsecured note to HC Crown, including accrued interest, due August 5, 2011(1)	596,634	—	—	596,634
Note and interest payable to Hallmark Entertainment Holdings due May 31, 2007	135,187	—	135,187	—
Payable to Hallmark Cards affiliates due May 31, 2007	70,000	—	70,000	—
	$888,130	$—	$291,496	$596,634

(1)          Cash interest on the $596.6 million will accrue at a rate of 10.25% per annum from and including August 5, 2007, and will be paid semiannually in arrears on February 5 and August 5, commencing February 5, 2008.

13. Related Party Transactions

Tax Sharing Agreement

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “tax sharing agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future federal tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return. These benefits are estimated and paid 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer. A final true-up calculation is completed within 15 days after Hallmark Cards files its consolidated federal income tax return for the year. Pursuant to the true-up calculation, Crown Media Holdings is obligated to reimburse Hallmark Cards the amount that any estimated payments have exceeded the actual benefit realized by Hallmark Cards and Hallmark Cards is obligated to pay Crown Media Holdings the amount that any actual benefit exceeds the estimated payments. Under the tax sharing agreement, at Hallmark Cards’ option, the non-interest bearing balance of the 25% in federal tax benefits may be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. During the third quarter of 2005, Hallmark Cards used $30.0 million of the approximately $45.7 million balance of this 25% balance to offset intercompany debt.

The Company received $49.4 million, $56.6 million and $56.1 million (including the $30.0 million offset to intercompany debt during the third quarter of 2005) under the Tax Sharing Agreement during 2003, 2004 and 2005, respectively. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements are recorded as an addition to paid-in capital in the accompanying consolidated statements of stockholders’ equity.

Hallmark Entertainment Investments

On March 11, 2003, Hallmark Entertainment Holdings, Inc. (“Hallmark Entertainment Holdings”, a wholly-owned subsidiary of Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings’ investors, Liberty Crown, Inc., a subsidiary of Liberty Media, and JP Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments, and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for shares in Hallmark Entertainment Investments. Hallmark Entertainment Holdings, now an owner of more than 80% of Hallmark Entertainment Investments, has voting power over all of the Crown Media Holdings shares owned by Hallmark Entertainment Investments. See note 15 for further information on the number of shares owned and percentage of voting power.

Costs Incurred on Crown Media Holdings’ Behalf

Since inception, Hallmark Entertainment LLC has at times paid certain costs on behalf of Crown Media Holdings. For the years ended December 31, 2003, 2004, and 2005, $430,000, $3.8 million, and $3.9 million, respectively, represented the change in the intercompany balance with Hallmark Entertainment. Non-interest bearing unreimbursed costs of $4.5 million and $567,000 are included in payable to affiliates in the accompanying consolidated balance sheets as of December 31, 2004 and 2005, respectively.

Services Agreement with Hallmark Cards

Crown Media Holdings entered into an Intercompany Services Agreement with Hallmark Cards, effective January 1, 2003, under which Hallmark Cards agreed for a term of three years to provide Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services. This services agreement has been renewed for an additional year, through January 1, 2007. Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. For each of the years ended December 31, 2003, 2004, and 2005, Crown Media Holdings had accrued $515,000 under the agreement. At December 31, 2004 and 2005 non-interest bearing unpaid accrued service fees and unreimbursed expenses of $8.6 million and $10.1 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets. For the years ended December 31, 2003, 2004 and 2005, out-of-pocket expenses and third party fees were approximately $1.3 million, $1.3 million and $1.0 million, respectively.

Film Asset Services Agreement with RHI Entertainment

The Company has a film asset services agreement with RHI Entertainment (formerly Hallmark Entertainment, LLC), under which RHI Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. In consideration for the services provided by RHI Entertainment, Crown Media Holdings was, prior to the sale of the Company’s international operations, obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. Crown Media Holdings paid $1.5 million to RHI

Entertainment for these services during both 2003 and 2004 and $1.0 million during 2005. At December 31, 2004, and 2005, non-interest bearing unpaid accrued service fees of $375,000 and $188,000 were included in payable to affiliates in the accompanying condensed consolidated balance sheets. Following the sale of the Company’s international operations, the annual fee for these services was reduced to $750,000 per year.

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

Program License Agreements with RHI Entertainment Distribution

Crown Media United States has licensed programming for distribution in the United States from Hallmark Entertainment Distribution, now RHI Entertainment Distribution, since 1998. It currently licenses this programming under a Second Amended and Restated Program License Agreement dated as of January 1, 2005 (“Second Restated Agreement”). This Second Restated Agreement expires on December 31, 2008.

Under the Second Restated Agreement, RHI Entertainment Distribution is required to produce and deliver to Crown Media United States, and Crown Media United States is required to order and license from RHI Entertainment Distribution, 13 original movies and 3 original mini-series in 2005, 31 original movies and 6 original mini-series in 2006 and 18 original movies and 3 original mini-series in 2007.  Crown Media United States may, however, completely cancel the 2007 commitment to order 18 original movies and 3 original mini-series or it may reduce the number of original movies it is required to license in each of 2006 and 2007 by up to six movies per year. Crown Media United States has exercised this option to reduce the original movies produced in 2006 to 12 movies. Crown Media United States has exclusive rights to these original movies and mini-series during a three year exhibition window (the window is five years for certain holiday-themed movies and movies produced in 2005). Crown Media United States may exhibit the original movies and mini-series in any television media in the United States, its territories and possessions (together with Puerto Rico), including pay per view and high definition television. Crown Media United States may also sublicense its exhibition rights in any television media regarding the original and other movies and mini-series covered by the agreement to third parties, subject to the reasonable consent of RHI Entertainment Distribution. The license fee payable for the original movies produced in 2005 is $1,600,000 per movie; in 2006 is $1,680,000 per movie and in 2007 is $1,764,000 per movie. If the movies are produced for the Hallmark Channel’s “Mystery Movie” series, the license fees are increased by $200,000 and if they are holiday-themed movies, the license fees are increased by $100,000. The license fees for mini-series produced in 2005 are $800,000 per hour; in 2006 are $840,000 per hour; and in 2007 are $882,000 per hour.  Crown Media United States must also share any revenues from video on demand or pay per view exploitation with RHI Entertainment Distribution.

In addition to the original movies and mini-Series, Crown Media United States has agreed to license from RHI Entertainment Distribution 22 “off-network” movies and mini-series in 2005 and a maximum of 15 such movies and mini-series in 2006 through 2008. These programs generally will not have been seen on cable television in the United States prior to their exhibition on the Hallmark Channel. The license fees payable for the off-network movies are $268,029 per movie in 2005; $281,420 per movie in 2006; $295,491 per movie in 2007 and $310,266 per movie in 2008. The license fees payable for the off-network mini-series are $335,024 per hour in 2005; $351,775 per hour in 2006; $369,364 per hour in 2007 and $387,832 per hour in 2008. Crown Media United States’ initial exhibition period for these off-network movies and mini-series is three years and Crown Media United States’ exhibition rights are exclusive in all television media in the United States, including Puerto Rico. Crown Media United States’ exhibition rights to these off-network movies and mini-series do not, however, include pay per view or video on demand. RHI Entertainment Distribution has an option to require Crown Media United States to license these off-network movies and mini-series for an additional, consecutive three year period at a cost of 50% of the initial license fee.

Crown Media United States has also agreed to license up to 143 older movies and mini-series from the RHI Entertainment Distribution Library for a three year exclusive exhibition window, at an approximate total cost of $57.5 million. Most of these movies and mini-series have previously been exhibited on the Hallmark Channel and Hallmark Movie Channel.

Both under the current and previous agreements with RHI Entertainment Distribution, if Crown Media United States sub-licenses any licensed program to a third party, it must equally share with RHI Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Crown Media United States. Crown Media United States did not sub-license any licensed program to a third party during 2003. The Company sub-licensed $1.7 million during the year ended December 31, 2004, which resulted in $330,000 owed to RHI Entertainment Distribution. Crown Media United States  sub-licensed $1.5 million during the year ended December 31, 2005, none of which was due to RHI Entertainment Distribution as there was no excess over the license fee. Amounts due to RHI Entertainment Distribution as a result of these sub-licensing agreements have been included in license fees payable to affiliates in the accompanying consolidated balance sheets as noted below.

Programming costs related to the RHI Entertainment Distribution program agreements were $15.0 million, $20.0 million, and $30.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. As of December 31, 2004 and 2005, $152.0 million and $22.7 million, respectively, are included in license fees payable to affiliates in the accompanying consolidated balance sheets. Crown Media Holdings paid RHI Entertainment Distribution $15.0 million, $5.0 million and $93.4 million for license fees in 2003, 2004 and 2005, respectively.

14. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

VISN owns a $25.0 million company obligated mandatorily redeemable preferred interest in Crown Media United States (the “preferred interest”) issued in connection with an investment by the Company in Crown Media United States. On November 13, 1998, the Company, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States, which agreement was further amended on February 22, 2001, January 1, 2002, March 5, 2003, January 1, 2004, November 15, 2004  and December 1, 2005 (the “company agreement”).

Under the company agreement, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of: (i) such excess net profits; (ii) $5.0 million; or (iii) the amount equal to the preferred liquidation preference on the date of redemption. Crown Media United States may voluntarily redeem the preferred interest at any time, however, it is obligated to do so on the date of redemption (December 31, 2010). Due to the mandatory redemption provision of the preferred interest, on July 1, 2003, the preferred interest was remeasured at fair value and reclassified to non-current liabilities in accordance with the provisions of SFAS No. 150. The preferred interest has a liquidation preference of $25.0 million.

Under the company agreement, Crown Media United States is also obligated to make certain payments for programming to NICC. Formerly, Crown Media United States was required to pay license fees to NICC or fund production costs consisting of: (i) a total of $5.3 million per year, with consumer price index escalations, for two recurring programming blocks produced by NICC; (ii) up to $10.0 million per year for an additional recurring “signature” series program block co-produced by NICC and Crown Media United States; (iii) up to $600,000 per “non-dramatic” holiday special produced by NICC; and (iv) up to $1.0 million per “dramatic” holiday special co-produced by NICC and Hallmark Entertainment.  In addition, Crown Media United States had agreed to advance NICC $3.0 million per year in 2002 through 2005 to help fund NICC’s cost of expanding its production operations to produce the aforementioned “signature” series.

Effective December 1, 2005, Crown Media Holdings and NICC entered into an amendment to the program agreement under which Crown Media Holdings agreed to continue to fund and license the following programming produced by NICC through the end of 2007:

•       A Sunday Morning one-hour series entitled “New Morning with Naomi Judd” at a cost of $3.5 million in 2005, $4.6 million in 2006 and $5.6 million in 2007. The 2006 and 2007 amounts are payable quarterly in those years.

•       A weekday one-hour daily series entitled “New Morning” at a cost of $1.9 million in 2005, $4.2 million in 2006 and $5.1 million in 2007. The 2005 amount includes a deferred amount of $535,000 to be paid as indicated below for deferred payments. The 2006 and 2007 amounts are payable quarterly in those years.

•       A Sunday morning programming block, broadcast from 6 a.m. to 12 noon, at a cost of approximately $485,000 in 2005, $5.8 million in 2006 and $5.8 million, increased by a percentage equal to the increase in the Consumer Price Index, in 2007. These amounts include deferred payments of $125,000 for 2005 and $1.5 million for each of 2006 and 2007. The 2006 and 2007 amounts not deferred are payable quarterly in those years.

In addition, Crown Media Holdings has agreed to finish funding four specials, the production of which had been commenced prior to the amendment, at a total additional cost of $1.4 million in 2005 and 2006, and to fund an additional two non-dramatic specials, to be produced in 2006 and 2007, at a total cost of $1.3 million. Amounts for the additional two specials are payable one quarter in January, 2006 (provided production has commenced), one quarter in June, 2006 and one half in June, 2007 or a change in control (that is, a sale or merger where the aggregate ownership of the Hallmark Channel by the current owners becomes less than 50%). The Hallmark Channel is not obligated to broadcast the latter two specials. Crown Media Holdings will also provide $2.0 million in each of 2005, 2006 and 2007 to fund the development by NICC of “made for television” movies and will pay NICC an additional $1.0 million if the movie “A Reason to Believe”, which was to be produced under the prior agreement, is not ultimately produced. The 2005 amount includes a deferred payment of $1.8 million; the 2006 amount is payable semi-annually in 2006; the 2007 amount is payable in January 2007; and the possible additional $1.0 million is payable in July, 2006 or, if sooner, a change in control. The Hallmark Channel will have a right of first negotiation to acquire broadcast rights to the movies resulting from this development and, if it elects not to acquire these rights, may still recover a portion of its funding if the movies are produced for others. In addition, NICC will receive $45,000 in consulting fees from a series which RHI Entertainment has produced, payable no later than July, 2006, and a deferred payment of $750,000 as the last payment for certain terminated obligations.

The deferred payments mentioned above are payable to NICC on December 31, 2007 or a change in control, whichever comes first. Added to the deferred amounts will be (1) interest at the rate charged by NICC’s prime lender or (2) if NICC sells Crown Media Holdings common stock to finance any deficit, the increase in the sale price of the common stock between the time NICC sells the stock to fund a deferred amount and a market price of the Crown Media Holdings common stock on the date the deferred amounts are paid by Crown Media Holdings.

In the event there is a change of control of Crown Media Holdings during the original term, NICC will immediately receive a $15.0 million “termination payment,” any remaining portions of the payments for the non-dramatic specials and the “made for television” movie development described above and the deferred payments described above. The Hallmark Channel will be obligated to continue to broadcast and pay for the Sunday “New Morning with Naomi Judd” and weekday “New Morning” series and the Sunday morning programming block for an additional six months following the change in control, after which all funding and broadcast obligations to NICC will cease. The total amount payable in the event of a change of control would be approximately $25.0 million if a change in control closed in June, 2006. Also, under existing obligations, Crown Media Holdings would be required to redeem the $25.0 million preferred interest of NICC in Crown Media United States, LLC, for that amount plus accrued interest at LIBOR from November 27, 2005.

If there has not been a change of control by June 30, 2007, Crown Media Holdings is required to negotiate with NICC for a period of 60 days regarding continuation of the programming commitments. If at the end of the negotiating period the parties have not reached agreement and Crown Media Holdings is not willing to continue the programming commitments at the same levels, NICC may compel Crown Media Holdings to buy all NICC’s outstanding shares of Crown Media Holdings common stock at the then current market value by a written notice given no later than November 1, 2007. If NICC sells more than 50% of the shares of Crown Media Holdings common stock which it owned as of February 22, 2001, except as part of a sale of Crown Media Holdings, most of the commitments and obligations related to programming as described above cease (at the option of Crown Media United States) at the end of the then current broadcast season (approximately August 31).

During the year ended December 31, 2003, 2004, and 2005, Crown Media United States paid NICC $10.2 million, $12.3 million, and $12.5 million, respectively, related to the company agreement as amended.

15. Stockholders’ Equity

The Company’s authorized capital stock current consists of 200,000,000 shares of Class A common stock and 120,000,000 shares of Class B common stock, all at $0.01 par value per share.

Hallmark Entertainment Investment Company controls all of the Company’s outstanding shares of Class B common stock, which, together with the shares of Class A common stock it owns, represents approximately 95.8% as of December 31, 2005, of the voting power on all matters submitted to the Company’s stockholders. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Shares of Class B common stock are generally automatically convertible into Class A common stock upon sale or other transfer by the selling stockholder. In addition, the Class B common stockholder is entitled to 10 votes per share as compared to one vote per share of Class A common stock. With the exception of the voting and conversion rights, shares of Class A common stock and shares of Class B common stock are identical.

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

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “tax sharing agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future federal tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return. These benefits are estimated and paid 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer. A final true-up calculation is completed within 15 days after Hallmark Cards files its consolidated federal income tax return for the year. Pursuant to the true-up calculation, Crown Media Holdings is obligated to reimburse Hallmark Cards the amount that any estimated payments have exceeded the actual benefit realized by Hallmark Cards and Hallmark Cards is obligated to pay Crown Media Holdings the amount that any actual benefit exceeds the estimated payments. Under the tax sharing agreement, at Hallmark Cards’ option, the non-interest bearing balance of the 25% in federal tax benefits may be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. During the third quarter of 2005, Hallmark Cards used $30.0 million of the approximately $45.7 million balance of this 25% balance to offset intercompany debt. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreement are recorded as an addition to paid-in capital.

Hallmark Cards expects to use approximately $160.7 million of the Company’s 2005 tax losses and has used approximately $675.9 million (including the $160.7 million generated in 2005) of Crown Media Holdings tax losses since entering into the tax sharing agreement. Pursuant to the tax sharing agreement, the Company received $49.4 million, $56.6 million, and $56.1 million (including the $30.0 million offset to intercompany debt during the third quarter of 2005) under the tax sharing agreement during 2003, 2004, and 2005, respectively. These receipts have been recorded as an addition to paid-in capital. The Company has recorded a deferred tax asset of $62.7 million related to the taxable loss generated during the year ended December 31, 2005, which has been included in the net operating loss component of deferred tax assets in the table below. The Company has recorded a deferred tax asset of $531.3 million related to the cumulative losses generated. The entire amount of the Company’s net deferred tax assets have been offset with a valuation allowance. The Company may ultimately reverse the valuation allowance and record a tax benefit if it is determined, more likely than not, that the Company could realize the tax benefit if it were treated as a stand-alone taxpayer.

Based on the Tax Sharing Agreement, the Company may ultimately owe Hallmark Cards for its share of the consolidated federal tax liability. Such payments would be treated as a reduction to paid-in capital to the extent of amounts previously received under the Tax Sharing Agreement.

Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark or Hallmark Entertainment Holdings. Consequently, Hallmark Entertainment Holdings and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark

Entertainment Holdings and Crown Media Holdings file consolidated, combined or unitary state tax returns. Crown Media Holdings makes tax-sharing payments to (or receives payments from) Hallmark Entertainment Holdings equal to the taxes (or tax refunds) that Crown Media Holdings would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on Crown Media Holdings’ taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.

The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,
	2003	2004	2005
	(In thousands)
Taxes computed at 35%	$(65,302)	$(61,172)	$(75,438)
Other	1,295	265	2,222
Increase in federal valuation allowance	64,007	60,907	73,216
Income tax provision	$—	$—	$—

The components of Crown Media Holdings’ deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2004	2005
	(In thousands)
Deferred tax assets:
Deferred revenue	$38	$67
Bad debt reserve	2,611	610
Accrued compensation	8,472	5,276
Net operating loss	471,454	531,261
Depreciation	11,360	7,981
Other	5,737	13,626
Valuation allowance	(340,129)	(428,079)
Total deferred tax assets	159,543	130,742
Deferred tax liabilities:
Film inventory	(154,274)	(126,661)
Other	(5,269)	(4,081)
Total deferred tax liabilities	(159,543)	(130,742)
Net deferred taxes	$—	$—

The Company has revised the previously reported components of deferred tax assets, liabilities and valuation allowance to include a $23.7 million deferred tax asset and corresponding valuation allowance related to an acquired temporary difference from years prior to 2004. The revision recognizes the deferred tax asset and its related valuation allowance. There was no impact on net deferred taxes.

As of December 31, 2005, cumulative federal net tax operating losses, exclusive of those used by Hallmark Cards in its consolidated returns, are approximately $686.3 million and expire in 2020 through 2023.

17. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2005. The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2004		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Senior unsecured note to HC Crown, including accrued interest	$460,930	$428,765	$509,386	$436,822
Company obligated mandatorily redeemable preferred interest	11,488	12,100	14,537	19,300

The carrying amounts shown in the table are included in the accompanying consolidated balance sheets under the indicated captions. The Company estimates the fair value of the company obligated mandatorily redeemable preferred interest on an annual basis in November as it is not practicable to perform the valuation more frequently. The valuation is dependent upon the future pre-tax income of Crown Media United States since the Company is only obligated to make payments on the instrument within 60 days of the fiscal year in which pre-tax income is generated by Crown Media United States or within 60 days of December 31, 2010.

The Company estimates the fair value of the senior unsecured note to HC Crown on a quarterly basis. The Company estimated the fair value of the senior unsecured note to HC Crown by determining the discounted value of future cash flows, based upon a borrowing rate of 13.5%, which is estimated to be the current market interest rate for a debt instrument with similar terms.

Accounts payable and receivable are carried at reasonable estimates of their fair values because of the short-term nature of these instruments. The interest rates on the bank credit facility, the line of credit with HC Crown and the note payable to Hallmark Entertainment Holdings, LLC are variable, have relatively short maturity periods and/or reset periodically, therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates and are considered to approximate their fair values.

18. Share-Based Compensation

Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the “Plan”). The Plan covers two types of share-based compensation, a Stock Option Plan and a Restricted Stock Unit Plan (RSU) that are subject to FAS 123R commencing on January 1, 2006. Before implementation of FAS 123R, Crown Media Holdings accounted for the stock option component of the Plan under APB 25, under which compensation cost approximated $0, $0 and $116,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Compensation cost for stock options issued to employees represented the excess of the quoted market price of the Company’s stock at the measurement date of the grant over the exercise price of the option.

Stock Option Plan

Crown Media Holdings may grant options for up to 10.0 million shares under the Plan. The stock options expire 10 years from the date of grant and generally vest over service periods that range from date of grant to four years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The Company uses historical data to estimate option exercise and employee termination with the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve.

2005
Expected volatility	38.8%
Expected dividends	0
Expected Term (in years)	1.16
Risk -free rate	4.38%

There were no stock option grants in 2003 and 2004. In December 2005, the Company modified a stock option agreement covering vested stock options with a former employee. The modified terms included an extension of the expiration date from December 31, 2005, to February 28, 2007, and an extension of the related stock option exercise dates to January 1, 2007, through February 28, 2007.

A summary of the status of Crown’ Stock Option Plan at December 31, 2003, 2004 and 2005, and changes during the years then ended is presented below:

	Shares	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)
Balance, December 31, 2001	6,891		$12.66
Options granted	1,806	$9.76-12.50	$12.19
Options exercised	(182)	$8.33-8.94	$8.93
Options cancelled	(678)	$12.50-20.77	$15.62
Balance, December 31, 2002	7,837		$12.38
Options cancelled	(6,189)	$7.47-21.00	$12.80
Balance, December 31, 2003	1,648		$11.12
Options cancelled	(289)	$8.33-17.45	$13.09
Balance, December 31, 2004	1,359		$10.71
Options granted	450	$9.10	$9.10
Options exercised	(255)	$8.33-8.94	$8.90
Options cancelled	(683)	$8.94-16.38	$10.69
Options forfeited	(4)	$12.50	$12.50
Balance, December 31, 2005	867		$10.42	7.75	$0.00
Exercisable	812		$10.36	7.87	$0.00

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Option	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Option	Exercisable Shares	Weighted Average Exercise Price Per Option
	(In thousands)	(In years)		(In thousands)
$ 6.30-10.50	535	9.1	$9.11	530	$9.10
$10.51-12.60	243	6.0	$11.51	193	$11.56
$12.61-14.70	45	4.2	$14.00	45	$14.00
$14.71-21.00	44	5.2	$16.60	44	$16.60
	867			812

The total intrinsic value of options exercised during the years ended December 31, 2003, 2004 and 2005 was $0, $0, and $338,000, respectively.

Restricted Stock Unit Plan

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

The Company recorded $5.9 million, $11.5 million, and $8.5 million, of compensation expense associated with the RSUs during the years ended December 31, 2003, 2004 and 2005, respectively, which has been recorded as a liability for RSUs in the accompanying consolidated balance sheet and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company settled certain RSUs during the three months ended March 31, 2005, for approximately $4.2 million in cash. Additionally, in conjunction with the close of the international transaction, the Company immediately vested and settled RSUs held by individuals employed by the international business in May 2005 for approximately $4.0 million in cash. In June 2005, the Company settled the contractually vested RSUs for approximately $3.8 million in cash. In August 2005, the Company immediately vested and settled RSUs held by one employee of the Company for approximately $139,000 in cash.

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

In August 2005, the Company’s Board of Directors approved an additional grant to one executive of 115,000 RSUs. The Employment RSUs, which constitute 50% of the award granted in 2005, vest in equal one-third installments on dates which are three months, six months and nine months, respectively, after the grant date. The Company settled the vested RSUs held by this executive for approximately $203,000 in cash. The Company is accruing expense related to the Employment RSUs ratably over each installment’s vesting period using the price of our Class A common stock on the last day of the reporting period. The Performance RSUs, constituting the remaining 50% of the award granted in 2005, vest on the 3rd anniversary of the grant date, provided that the price of the Crown common stock is $14 or higher on that date.

Under FAS 123R, the fair value of each Employment RSU grant will be estimated on the date of grant using a Standard Barrier Lattice option pricing model. The fair value of each Performance RSU grant will be estimated on the grant using a Monte Carlo Lattice option pricing model. Beginning in 2006, the Company will also apply a forfeiture rate to the Employment RSUs in order to comply with SFAS No. 123R.

Bonus

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

19. Employee Benefits

Benefit Plans

Crown Media Holdings adopted a 401(k) retirement plan for all of its United States employees effective January 1, 2002. Under the provisions of the Crown Media Employee Savings Plan (“ESP”), any full-time or part-time employee may join the ESP 90 days after his or her employment. Employees that qualify for participation can contribute up to 50% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after-tax salary, not to exceed 50% total of combined and pre-tax and after-tax contributions. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents. Crown Media Holdings contributed $318,000, $345,000, and $392,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

Deferred Compensation Plans

The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. The Company’s deferred compensation obligations for this plan are included in its consolidated balance sheet in long-term accrued liabilities. The deferred compensation liability as of December 31, 2004 and 2005, was $2.1 and $3.2 million, respectively. The Company has suspended this plan for 2006 and there will be no deferrals of employee compensation earned in 2006. The Company will, however, continue to pay interest on amounts deferred in previous years and pay out these amounts in accordance with the terms of the plan.

Retention Program

In 2004, the Company established a retention program for approximately 175 employees who could have been affected by the sale of Crown Media Holdings’ international business. Under the program, employees that remained with the Company through the earlier of the date on which a sale of the international business became effective or December 31, 2004, were entitled to a retention bonus totaling approximately $7.7 million. The Company recorded $7.7 million of expense for the year ended December 31, 2004, in regard to this retention program, of which $7.1 million was paid in 2005.

In August 2005, the Board of Directors authorized several contingent employee compensation benefits in contemplation of a possible change in control of the Company. A transaction bonus equal to 40% of employees’ base compensation will be paid employees at the level of director or below upon a change in control. At its discretion, the Company may pay an unspecified portion of the transaction bonus if a change in control has not yet occurred. The Board also authorized a longevity-and title-based severance benefit which provides for salary, wage and bonus payments, extended health insurance coverage, and outplacement services to employees who are terminated as a result of the change in control. Most of the executive officers of the Company are subject to employment contracts. Based on its personnel roster in October 2005, the Company estimates that the cost of the transaction bonuses and severance benefits would be approximately $25.0 million to $45.0 million. On March 24, 2006, the Compensation Committee of the Board of Directors, approved payment of performance bonuses for 2005. If there is a transaction, these bonuses will, for employees at the level of director and below, be deemed to have been the first installment of the transaction bonus and thus will be credited against any transaction bonus amounts payable to them.

20. Non-monetary Transaction

In December 2003, the Company executed two agreements with a customer for the exchange of programming rights. The Company exchanged exclusive programming rights for various titles from its film assets with license windows of 5 years each within certain territories. The customer exchanged the exclusive programming rights to 32 episodes of a mini-movie series, each with a 3-year window, to air the programming within the United States. Under the arrangement, the Company will pay approximately $5.0 million for the programming rights obtained and receive approximately $3.5 million  from the customer for the  film asset licensing fees as a result of  this  non-monetary transaction. The payment terms in the arrangement are for four quarterly installments to be made by each party on the same dates, commencing in March 2003 and ending in January 2005.  The transaction was based upon the fair value of the programming rights received since it was more readily determinable than the fair value of the film asset licensing fees exchanged. Accordingly, the Company capitalized $5.0 million in program license fees and recognized $3.5 million in film asset licensing fees during December 2003.

21. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

SFAS No. 63 requires an entity providing licensed programming to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both gross assets and liabilities of $166.9 million and $263.9 million as of December 31, 2004 and 2005, respectively, related to committed program license fees payable to Hallmark Entertainment Distribution and various third parties with airing windows which begin subsequent to period-end.

Contractual maturities of long-term obligations (including interest) over the next five years are as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Credit facility and interest payable	$210,169	$169	$210,000	$—	$—	$—	$—
Company obligated mandatorily redeemable preferred interest(1)	25,000	—	—	5,000	5,000	15,000	—
HC Crown line of credit and interest payable	86,309	—	86,309	—	—	—	—
Senior unsecured note to HC Crown, including accretion(2)	596,634	—	—	—	—	—	596,634
Note payable to Hallmark Cards affiliate	135,187	—	135,187	—	—	—	—
Payable to Hallmark Cards affiliates	70,000	—	70,000	—	—	—	—
License fees payable to affiliates	26,019	25,359	660	—	—	—	—
License fees payable to non-affiliates	214,025	27,757	59,695	47,671	33,563	30,670	14,669
License fees payable to affiliates for future windows(3)(4)	193,108	73,249	36,382	34,413	27,254	8,374	13,436
License fees payable to non-affiliates for future windows(3)	70,763	16,311	32,518	18,828	2,606	—	500
Total Contractual Cash Obligations	$1,627,214	$142,845	$630,751	$105,912	$68,423	$54,044	$625,239

(1)          Timing of payments are estimated as certain payments are due within 60 days of the end of each fiscal year in which Crown Media United States reports pretax profits exceeding $10.0 million. If Crown Media United States does not earn pretax profits, the company obligated mandatorily redeemable preferred interest is to be wholly redeemed within 60 days of fiscal year ending December 31, 2010.

(2)          Cash interest on the $596.6 million will accrue at a rate of 10.25% per annum from and including August 5, 2007, and will be paid semiannually in arrears on February 5 and August 5, commencing February 5, 2008.

(3)          Represents off-balance sheet commitments.

(4)          The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

22. Segment Reporting

The Company’s continuing operations are currently organized into two principal divisions representing operating segments: domestic channel and film distribution. The Company evaluates performance and allocates resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue, loss from continuing operations and total assets. The results of operations of our international channel operating segment are not included in the segment reporting as they are classified separately as discontinued operations in the Company’s consolidated financial statements (see note 24).

The following tables present the Company’s segment information for the periods indicated (in thousands):

2003

		Film
	Domestic	Distribution	Adjustments		Consolidated
Total revenues	$81,884	$25,798	$(8,249	)(1)	$99,433
Programming costs	(70,098)	(2,376)	4,199	(1)	(68,275)
Amortization of film assets	—	(16,549)	3,584	(1)	(12,965)
Subscriber acquisition fee amortization expense	(26,865)	—	3,904	(1)	(22,961)
Operating costs	(11,325)	(2,560)	534	(1)	(13,351)
Selling, marketing, general and administrative expenses	(45,291)	(20,377)	—		— (65,668)
Loss from continuing operations	(71,695)	(16,064)	3,972		(83,787)
Loss on early extinguishment of debt	—	(39,812)	—		(39,812)
Guaranteed preferred beneficial interest accretion	—	(23,218)	—		(23,218)
Interest expense	(1,472)	(38,286)	—		(39,758)
Loss from discontinued operations	—	(35,574)	—	(3)	(35,574)
Cumulative effect of change in accounting principle	17,000	—	—		17,000
Net loss	$(56,167)	$(152,954)	$3,972		$(205,149)
Total assets	$661,224	$566,568	$339,340	(2)	$1,567,132

2004

		Film
	Domestic	Distribution	Adjustments		Consolidated
Total revenues	$116,201	$74,493	$(52,458	)(1)	$138,236
Programming costs	(101,811)	(1,651)	13,584	(1)	(89,878)
Amortization of film assets	—	(47,326)	18,421	(1)	(28,905)
Impairment of film assets	—	(22,003)	—		(22,003)
Subscriber acquisition fee amortization expense	(29,405)	—	3,385	(1)	(26,020)
Operating costs	(10,936)	(749)	650	(1)	(11,035)
Selling, marketing, general and administrative expenses	(45,207)	(29,785)	—		(74,992)
Loss from continuing operations	(71,158)	(27,021)	(16,418)		(114,597)
Interest expense	(2,495)	(57,684)	—		(60,179)
Loss from discontinued operations	—	(142,030)	—	(3)	(142,030)
Net loss	$(73,653)	$(226,735)	$(16,418)		$(316,806)
Total assets	$761,610	$526,458	$224,700	(2)	$1,512,768

2005

		Film
	Domestic	Distribution	Adjustments		Consolidated
Total revenues	$175,090	$75,926	$(53,632	)(1)	$197,384
Programming costs	(148,565)	(3,708)	31,696	(1)	(120,577)
Amortization of film assets	—	(82,398)	30,779	(1)	(51,619)
Impairment of film assets	—	(25,542)	—		(25,542)
Subscriber acquisition fee amortization expense	(39,314)	—	3,386	(1)	(35,928)
Operating costs	(11,243)	(10,572)	209	(1)	(21,606)
Selling, marketing, general and administrative expenses	(54,303)	(29,490)	—		(83,793)
Loss from continuing operations	(78,335)	(75,784)	12,438		(141,681)
Interest expense	(6,689)	(67,167)	—		(73,856)
Loss from discontinued operations	—	(10,683)	—	(3)	(10,683)
Loss on sale of discontinued operations	—	(6,538)	—	(3)	(6,538)
Net loss	$(85,024)	$(160,172)	$12,438		$(232,758)
Total assets	$843,512	$430,314	$—		$1,273,826

(1)          Represents elimination of intersegment transactions.

(2)          Represents assets from discontinued operations.

(3)          Represents losses from discontinued operations.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the year ended December 31, 2005 and together accounted for a total of 87% of consolidated subscriber revenue at that date. Three of our distributors each accounted for more than 15% of our consolidated subscribers for the year ended December 31, 2005 and together accounted for 58% of our subscribers on that date.

23. Quarterly Information (Unaudited)

The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2004 and 2005.

	Quarters Ended
2004	3/31	6/30	9/30	12/31	Full Year
Total revenues	$33,173	$30,163	$31,295	$43,605	$138,236
Programming costs	(19,023)	(20,053)	(21,636)	(29,166)	(89,878)
Amortization of film assets	(7,330)	(1,347)	(3,865)	(16,363)	(28,905)
Impairment of film assets	—	—	(19,321)	(2,682)	(22,003)
Subscriber acquisition fee amortization expense	(5,713)	(5,863)	(6,780)	(7,664)	(26,020)
Operating costs	(3,925)	(248)	(2,953)	(3,909)	(11,035)
Selling, marketing, general and administrative expenses	(17,056)	(19,698)	(15,539)	(22,699)	(74,992)
Loss from operations	(19,874)	(17,046)	(38,799)	(38,878)	(114,597)
Interest expense	(14,218)	(14,393)	(15,140)	(16,428)	(60,179)
Loss from discontinued operations	(7,384)	(9,148)	(51,823)	(73,675)	(142,030)
Net loss	$(41,476)	$(40,587)	$(105,762)	$(128,981)	$(316,806)
Net loss per share	$(0.40)	$(0.39)	$(1.01)	$(1.23)	$(3.03)

	Quarters Ended
2005	3/31	6/30	9/30	12/31	Full Year
Total revenues	$40,569	$45,692	$50,670	$60,453	$197,384
Programming costs	(28,022)	(28,413)	(29,196)	(34,946)	(120,577)
Amortization of film assets	(5,681)	(13,664)	(13,830)	(18,444)	(51,619)
Impairment of film assets	—	—	(22,939)	(2,603)	(25,542)
Subscriber acquisition fee amortization expense	(9,508)	(8,695)	(8,688)	(9,037)	(35,928)
Operating costs	(1,796)	(4,730)	(3,212)	(11,868)	(21,606)
Selling, marketing, general and administrative expenses	(23,332)	(23,221)	(18,662)	(18,578)	(83,793)
Loss from operations	(27,770)	(33,031)	(45,857)	(35,023)	(141,681)
Interest expense	(16,896)	(17,444)	(19,346)	(20,170)	(73,856)
Income tax provision	—	(6)	(4)	10	—
Loss from discontinued operations	(6,241)	(4,425)	—	(17)	(10,683)
Loss on sale of discontinued operations	—	(1,349)	(615)	(4,574)	(6,538)
Net loss	$(50,907)	$(56,255)	$(65,822)	$(59,774)	$(232,758)
Net loss per share	$(0.49)	$(0.54)	$(0.63)	$(0.57)	$(2.22)

24. Discontinued Operations

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

The net losses from discontinued operations during each of the years ended December 31, 2003, 2004 and 2005, were comprised of the following:

	Years Ending December 31,
	2003	2004	2005
	(In thousands)
Revenue	$105,784	$102,131	$34,575
Costs and expenses	(131,104)	(235,120)	(42,358)
Interest expense	(7,065)	(6,753)	(2,081)
Income tax provision	(3,189)	(2,288)	(819)
Loss from discontinued operations	$(35,574)	$(142,030)	$(10,683)

Effective February 23, 2005, the Company ceased depreciating and amortizing certain of the international assets held for sale. Had the Company not ceased such depreciation and amortization, the loss for discontinued operations for the year ended December 31, 2005, would have included an additional $1.8 million of depreciation and amortization expense and an additional $3.8 million of amortization of film assets.

Interest expense includes an allocation of interest related to the Company’s bank credit facility that was required to be paid as a result of the sale. The allocation was required by Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations. Such interest expense amounted to $4.7 million, $5.3 million and $1.6 million for the year ended December 31, 2003, 2004 and 2005, respectively. Upon receipt of cash from the sale, the Company was required to repay and retire the $100.0 million term loan under the Company’s bank credit facility.

25. Subsequent Events

The Company entered into an agreement dated as of March 21, 2006, with Hallmark Cards in which Hallmark Cards agreed to defer all payments due on certain obligations and payment of interest thereon until May 31, 2007. See note 12.

The Company entered into Amendment No. 9 on March 21, 2006, to the agreement for the bank credit facility. See note 10.

In March 2006, the Company drew down the remaining $10.0 million available under the credit facility, which increased the balance due under the credit facility to $220.0 million. The proceeds will be used for general working capital purposes. See note 10.