Form 10-Q
period 2006-03-31
CROWN MEDIA HOLDINGS INC
filed 2006-05-10
CIK 1103837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                    .

Commission File Number: 000-30700

Crown Media Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1524410
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12700 Ventura Boulevard,

Suite 200

Studio City, California  91604

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

As of May 3, 2006, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

TABLE OF CONTENTS

PART I	Financial Information

Item 1	Financial Statements (Unaudited)
CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets — December 31, 2005 and March 31, 2006 (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) - Three Months Ended March 31, 2005 and 2006
Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2005 and 2006
Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	Other Information

Item 1A	Risk Factors

Item 5	Other Information

Item 6	Exhibits

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

The names Hallmark and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of	As of
	December 31,	March 31,
	2005	2006

ASSETS

Cash and cash equivalents	$15,926	$6,510
Accounts receivable, less allowance for doubtful accounts of $1,565 and $2,481, respectively	65,935	59,444
Program license fees — affiliates	2,656	8,237
Program license fees — non-affiliates	106,542	104,925
Receivable from RHI Entertainment	1,815	7
Receivable from buyer of international business	422	117
Prepaid and other assets	6,051	5,324
Prepaid program license fee assets	30,377	23,908
Total current assets	229,724	208,472

Accounts receivable	9,101	7,270
Program license fees — affiliates	5,036	11,545
Program license fees — non-affiliates	222,861	213,580
Film assets, net	380,322	372,092
Subscriber acquisition fees, net	80,594	71,060
Property and equipment, net	18,560	17,780
Goodwill	314,033	314,033
Prepaid and other assets	13,595	12,933
Total assets	$1,273,826	$1,228,765

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

(continued)

	As of	As of
	December 31,	March 31,
	2005	2006

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$29,876	$21,240
Accrued restricted stock units	9,299	4,966
Subscriber acquisition fees payable	12,238	4,184
License fees payable to affiliates	2,730	11,461
License fees payable to non-affiliates	50,460	51,174
Payables to affiliates	12,071	12,315
Payables to RHI Entertainment	755	—
Payable to buyer of international business	10,050	6,730
Interest payable	169	222
Capital lease obligation	612	627
Deferred revenue	1,149	1,636
Deferred credit from technical services agreement	1,323	1,323
Total current liabilities	130,732	115,878

Accrued liabilities	24,427	25,678
License fees payable to affiliates	586	475
License fees payable to non-affiliates	186,268	171,094
Line of credit and interest payable to HC Crown	86,309	87,954
Note and interest payable to Hallmark Cards affiliate	—	70,576
Payable to Hallmark Cards affiliates	70,000	—
Payable to buyer of international business	8,395	7,531
Senior unsecured note to HC Crown, including accrued interest	509,386	521,601
Credit facility	210,000	220,000
Note and interest payable to Hallmark Cards affiliate	135,187	137,691
Capital lease obligation	16,170	16,008
Company obligated mandatorily redeemable preferred interest	14,537	15,023
Deferred credit from technical services agreement	5,018	4,534
Total liabilities	1,397,015	1,394,043
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 shares issued and outstanding as of December 31, 2005, and March 31, 2006	741	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2005, and March 31, 2006	307	307
Additional paid-in capital	1,423,815	1,428,936
Accumulated deficit	(1,548,052)	(1,595,262)
Total stockholders’ deficit	(123,189)	(165,278)
Total liabilities and stockholders’ deficit	$1,273,826	$1,228,765

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2006

Revenue:
Subscriber fees	$4,610	$6,232
Advertising	33,333	37,913
Advertising by Hallmark Cards	543	480
Film asset license fees	2,083	270
Sublicense fees and other revenue	—	78
Total revenue, net	40,569	44,973
Cost of Services:
Programming costs:
Affiliates	2,915	2,656
Non-affiliates	25,107	30,937
Amortization of film assets	5,681	8,864
Subscriber acquisition fee amortization expense	9,508	7,790
Amortization of capital lease	289	289
Other cost of services	1,507	3,841
Total cost of services	45,007	54,377
Selling, general and administrative expense	12,152	9,030
Marketing expense	9,830	4,257
Depreciation and amortization expense	1,350	879
Loss from continuing operations before interest expense	(27,770)	(23,570)
Interest expense	(16,896)	(21,703)
Loss before discontinued operations and cumulative effect of change in accounting principle	(44,666)	(45,273)
Loss from discontinued operations, net of tax	(6,241)	—
Gain from sale of discontinued operations, net of tax	—	162
Loss before cumulative effect of change in accounting principle	(50,907)	(45,111)
Cumulative effect of change in accounting principle	—	(2,099)
Net loss	$(50,907)	$(47,210)
Other comprehensive income (loss):
Foreign currency translation adjustment	(495)	—
Comprehensive loss	$(51,402)	$(47,210)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,533	104,788
Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	(0.43)	(0.43)
Loss per share from discontinued operations, basic and diluted	(0.06)	(0.00)
Cumulative effect of change in accounting principle, basic and diluted	(0.00)	(0.02)
Net loss per share, basic and diluted	$(0.49)	$(0.45)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,907)	$(47,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	6,241	—
Gain on sale from discontinued operations	—	(162)
Depreciation and amortization	48,511	53,355
Accretion on company obligated mandatorily redeemable preferred interest	679	487
Provision for allowance for doubtful accounts (recoveries)	(946)	916
Cumulative effect of change in accounting principle	—	2,099
Stock-based compensation	2,412	(1,907)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(470)	7,406
Increase in receivable from buyer of international business	—	305
Additions to program license fees	(66,003)	(35,399)
Additions to subscriber acquisition fees	(1,493)	(421)
(Increase) decrease in prepaid and other assets	1,148	7,196
Increase (decrease) in accounts payable and accrued liabilities.	32,725	(24,901)
Increase in interest payable	12,755	16,580
Increase (decrease) in subscriber acquisition fees payable	(2,435)	(8,054)
Increase in license fees payable to affiliates	4,358	8,620
Increase (decrease) in payables to affiliates	204	243
Increase (decrease) in deferred revenue	362	487
Net cash used in continuing operating activities	(12,859)	(20,360)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(248)	(3)
Payments to buyer of international business	—	(4,019)
Net cash used in investing activities	(248)	(4,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	—	114
Proceeds from tax sharing agreement with Hallmark Cards	21,400	5,000
Borrowings under the credit facility	—	10,000
Principal payments under capital lease obligations	(157)	(148)
Net cash provided by financing activities	21,243	14,966
CASH FLOWS FROM DISCONTINUED OPERATIONS (Revised — See Note 2):
Net cash used in discontinued operating activities	(4,999)	—
Net cash used in discontinued investing activities	51	—
Net cash used in discontinued financing activities	(411)	—
Effect of exchange rate changes on cash	(133)	—
Net cash used in discontinued operations	(5,492)	—
Net increase in cash and cash equivalents	2,644	(9,416)
Cash and cash equivalents, beginning of period	12,102	15,926
Cash and cash equivalents, end of period	$14,746	$6,510
Supplemental disclosure of cash and non-cash activities:
Interest paid	$4,961	$4,288
Income taxes paid	$493	$3

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2005 and 2006

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

Strategic Alternatives for the Company

The Company announced on August 18, 2005, that its Board of Directors had authorized the Company to explore strategic alternatives for the Company, including a potential sale of the Company to a third party.  In support of this initiative, a Special Committee of independent directors of the Board of Directors was overseeing the process.

On April 17, 2006, the Company announced that after extensive review of strategic alternatives the Board of Directors has decided to terminate this process and fully commit the Company’s resources to continuing to operate its channels and other programming services.   The Company will continue to explore ways in which it can improve its capital structure.

Liquidity

As of March 31, 2006, the Company had $6.5 million in cash and cash equivalents on hand. As of March 31, 2006, the Company had borrowed $220.0 million from a $240.0 million revolving bank credit, which matures May 31, 2007.

The Company’s principal sources of funds are currently available cash on hand, cash generated by operations, tax sharing payments from Hallmark Cards and amounts available under the Company’s revolving bank credit facility. Payments under the tax sharing agreement are affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses.  The Company received $5.0 million in tax sharing payments in January 2006 and does not currently expect to receive any additional cash payments during 2006. The Company currently has $20.0 million of unused revolving credit commitments.

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

The Company expects to continue making investments in programming, marketing and distribution during the next twelve months ending March 31, 2007. However, the Company’s liquidity position has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.  In April, 2006, the Company commenced a cost reduction program, including reducing the number of personnel and marketing activities.  Management anticipates that these actions will result in approximately $10.0 to $13.0 million in annual cost reductions when compared to the 2005 year.  The Company will also seek to sublicense certain of its programming rights but expects that programming expenses and cost of services will increase when compared to these items for 2005.

The Company’s principal uses of funds for 2006 are expected to include the payment of 2005 and 2006 operating expenses, accounts payable and accrued expenses, licensing of programming, and interest under its bank credit facility.

The Company currently believes that cash on hand, cash generated by operations, and availability on its bank credit facility, will be sufficient to fund the Company’s operations and meet its liquidity needs through March 31, 2007.

The Company’s bank credit facility will expire on May 31, 2007.   If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility, or alternatively Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and the rights of the lending banks under the bank credit facility.  In that event, Hallmark Cards could demand payment of outstanding amounts at any time.  If the Company has not retired the bank credit facility prior to its maturity, it is the Company’s intent to extend the bank credit facility upon its maturity, which might require continuation of a letter of credit from Hallmark Cards or other steps by the Company.

Upon maturity of the credit facility on May 31, 2007, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, would affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company would consider various alternatives as indicated below.  In the alternative, the Company has the right to cause Hallmark Cards, pursuant to the terms of the waiver and standby purchase agreement (“Waiver Agreement”) described below, to exercise its option to purchase all of the outstanding indebtedness under the credit facility and the credit facility would then be subject to terms of the Waiver Agreement not to demand payment prior to May 31, 2007.

Due to the Company’s liquidity issues and its possible inability to meet its obligations when they come due in May 2007 under the Waiver Agreement described below, the Company anticipates that prior to May 31, 2007, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) $678.0 million covered by the promissory notes described below payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, a sale of certain assets or other strategic alternatives.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim consolidated statements of operations and cash flows, include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2005, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Basis of Presentation

The condensed consolidated financial statements include the consolidated accounts of Crown Media Holdings, including those of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In February 2005, the Company signed a definitive agreement to complete the sale of its international business and, accordingly, classified the operating results of the international business as discontinued operations in the accompanying statements of operations for all periods presented. The Company’s discontinued operations consisted of the international channel operations and the international rights to the film library assets. The Company closed such sale in April 2005.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company’s bad debt recovery was $946,000 for the three months ended March 31, 2005. The Company’s bad debt expense was $916,000 for the three months ended March 31, 2006.

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

Stock-Based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., usually the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

In connection with the adoption of SFAS 123R, we recorded total compensation cost related to RSUs granted under the Plan of $2.1 million as a cumulative catch-up adjustment during the three months ended March 31, 2006. See Note 12 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Upon exercise of outstanding stock options, we will issue common stock.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and restricted stock units. Approximately 1.4 million and 864,000 stock options for the three months ended March 31, 2005 and 2006, respectively, have been excluded from the calculations of earnings per share because their effect would have been antidilutive.

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

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are required to adopt the provisions of SFAS 154 as of January 1, 2006.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140.  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS 155 will have an effect on its financial statements.

FASB Staff Position No. FAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.  In February

2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. This pronouncement currently does not have an impact on the Company’s financial statements.

3. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of March 31,
	2005	2006
	(In thousands)
Subscriber acquisition fees, at cost	$221,594	$193,087
Accumulated amortization	(141,000)	(122,027)
Subscriber acquisition fees, net	$80,594	$71,060

Of the net balance at March 31, 2006, the Company expects $16.8 million will be recognized as a reduction of subscriber fee revenue and $54.3 million will be recognized as subscriber acquisition fee expense in future periods.

As of December 31, 2005, and March 31, 2006, the consolidated balance sheets also reflect subscriber acquisition fees payable of $12.2 million and $4.2 million, respectively. For the three months ended March 31, 2005 and 2006, Crown Media United States made cash payments of $3.9 million and $8.0 million, respectively.

4. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of March 31,
	2005	2006
	(In thousands)
Program license fees — RHI Entertainment Distribution	$164,752	$173,199
Program license fees — NICC	9,411	22,039
Program license fees — other affiliates	368	368
Program license fees — non-affiliates	365,429	364,287
Program license fees, at cost	539,960	559,893
Accumulated amortization	(202,865)	(221,606)
Program license fees, net	$337,095	$338,287

Programming costs for the three months ended March 31, 2005 and 2006, were $28.0 million and $33.6 million, respectively.

At December 31, 2005, and March 31, 2006, $30.4 million and $23.9 million of program license fees were included in prepaid program license fee assets on the accompanying condensed consolidated balance sheets as the Company had made payments, but the airing windows had not commenced.

License fees payable are comprised of the following:

	As of December 31,	As of March 31,
	2005	2006
	(In thousands)
License fees payable — RHI Entertainment Distribution	$22,704	$21,906
License fees payable — NICC	3,315	11,936
License fees payable — non-affiliates	214,025	200,362
Total license fees payable	240,044	234,204
Less current maturities	(53,190)	(62,635)
Long-term license fees payable	$186,854	$171,569

5. Property and Equipment

Property and equipment are comprised of the following:

	As of December 31,	As of March 31,	Depreciable Life
	2005	2006	(In years)
	(In thousands)
Technical equipment and computers	$14,650	$14,660	3-5
Leased assets	17,363	17,363	15
Furniture, fixtures and equipment	1,235	1,235	5
Leasehold improvements	3,344	3,348	3-7
Construction-in-progress	18	7
Property and equipment, at cost	36,610	36,613
Accumulated depreciation	(18,050)	(18,833)
Property and equipment, net	$18,560	$17,780

Depreciation expense related to property and equipment was $900,000 and $783,000 for the three months ended March 31, 2005 and 2006, respectively.

Software and other intangible assets of $2.0 million and $1.7 million as of December 31, 2005, and March 31, 2006, respectively, have been included in prepaid and other assets in the accompanying condensed consolidated balance sheets.

6. Credit Facility

 The Company has a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to the Company a secured revolving credit facility of up to $240.0 million, which includes up to $20.0 million of letters of credit. Borrowings under the revolving credit facility are no longer contingent upon the approval of Hallmark Cards, but are contingent upon the approval of the Company’s Board of Directors.  The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment dated as of April 28, 2006 and executed on May 8, 2006.  The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

Each loan under the bank credit facility bears interest at a Eurodollar rate or an alternate base rate as the Company may request at the time of borrowing in accordance with the credit agreement.  The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months.  The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rates change.  The Company is required to pay a commitment fee of 0.15% per annum (0.2% from March 1, 2005, to April 27, 2006) of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments.

At December 31, 2005, and March 31, 2006, Crown Media Holdings had outstanding borrowings of $210.0 million and $220.0 million, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2005, $210.0 million of the outstanding balance bore interest at the Eurodollar rate (5.39% at December 31, 2005). At March 31, 2006, $220.0 million of the outstanding balance bore interest at the Eurodollar rate (5.82% at March 31, 2006). Interest expense on borrowings under the credit facility for the three months ended March 31, 2005 and 2006, was $3.9 million, and $2.9 million, respectively.

Covenants

The credit facility, as amended, contains a number of affirmative and negative covenants.  The Company’s Annual Report on Form 10-K contains a detailed description of these covenants.

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

By an Amendment No. 10, dated as of April 28, 2006, to the credit agreement, the maturity date of the credit facility has been extended to May 31, 2007 and the size of the revolving credit facility has been increased from $220.0 million to $240.0 million.  Additionally, the amendment provided for the following: (1) 0.25% reduction in the interest rate in the case of Eurodollar Loans, from 1.0% per annum to 0.75% per annum, (2) 0.05% reduction in the commitment fee from 0.20% per annum to 0.15% per annum and (3) amendment to the limitation on Restricted Payments to allow us to issue common stock or make payments pursuant to employees’ restricted stock unit agreements.  Amendment No. 10 also deleted certain events of defaults no longer relevant and the following negative covenants: (1) changing the location of the Company’s chief executive office or the Company’s name, (2) making capital expenditures, (3) incurring cash program acquisition guarantees in excess of a certain amount, (4) using the proceeds of the loans for any purpose other than set forth in the Credit Agreement, (5) permitting EBITDA (as defined in the Credit Agreement) to be less than specified amounts per quarter and (6) permitting payments to television distributors for subscribers to be greater than certain amounts.

The Company was in compliance with its debt covenants at March 31, 2006.

7. Related Party Long-Term Obligations

Waiver and Standby Purchase Agreement

 Under the Waiver Agreement dated March 21, 2006, Hallmark Cards agreed to defer all payments due on any of the following obligations and, except where noted, payment of interest thereon until May 31, 2007 or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•                                          Note, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (See Line of Credit Payable to HC Crown below.)

•                                          10.25% senior unsecured discount note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown.  (See Senior Unsecured Note below.)

•                                          $70.0 million account payable to Hallmark Entertainment Holdings arising out of the sale to Crown of the Hallmark Entertainment film library. (See Promissory Note with Hallmark Entertainment Holdings below.)

•                                          Note, dated as of October 1, 2005, in the principal amount of $132.8 million, payable to Hallmark Entertainment Holdings. (See Promissory Note with Hallmark Entertainment Holdings below.)

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

The waiver termination date is May 31, 2007 or earlier upon occurrence of any of the following events:  (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution (formerly known as Hallmark Entertainment Distribution); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; or (e) the Company fails to pay interest on the deferred obligations listed above or to perform any covenants in the Waiver Agreement.

Under the Waiver Agreement, if the bank’s lenders under the bank credit facility accelerate any of the indebtedness under the bank credit facility or seek to collect any indebtedness under it, then the Company may elect to exercise its right to require that Hallmark Cards or its designated subsidiary exercise an option to purchase all the outstanding indebtedness under the bank credit facility as provided in the bank credit facility.  All expenses and fees in connection with this purchase would be added to the principal amount of the credit facility obligations.

The Waiver Agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement and Hallmark Cards’ share of the amounts payable under the December 1, 2005, agreement with NICC (described in Note 14) against these obligations.  Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.   “Excess Cash Flow” is defined as 1) the net proceeds of any debt or equity financings or sale of assets; 2) the net cash proceeds from the incurrence by the Company of indebtedness; 3) the net cash proceeds from the sale, transfer or release by the Company of assets outside the ordinary course of business; and 4) if positive, the consolidated net cash flow from operations of Crown Holdings for any calendar quarter as shown in an SEC report, less cash funds used to pay current operating expenses and to pay or establish reasonable reserves for future expenses, indebtedness payments, and capital improvements and replacements as determined by the Board of Directors of the Company.

As consideration for the Waiver Agreement, we converted the $70.0 million account payable to Hallmark Entertainment Holdings arising out of our purchase of the Hallmark Entertainment film library to a promissory note bearing interest at LIBOR plus 3% per annum.  This note is payable in full on May 31, 2007.   We also agreed to:

•        amend the 2001 and 2005 notes described above to add the accrued but unpaid interest, currently and annually, to the outstanding principal amounts ;

•        use  our  commercially reasonable efforts to refinance all of  our  obligations to Hallmark Cards and affiliates noted above ;  and

•        comply with  our  covenants and obligations under the bank credit facility .

In addition, we provided  a release to Hallmark Cards and related parties for any matters prior to the date of the Waiver Agreement and relating to the capacity of the released parties as beneficiaries of  our obligations under the Waiver Agreement or the deferred obligations listed above.

Hallmark Letter of Credit

Pursuant to Amendment No. 8 to the bank credit facility, Hallmark Cards has provided an irrevocable letter of credit issued to JP Morgan Chase Bank by Citibank, N.A. in the original amount of $320.0 million, as credit support for our obligations under the Company’s credit facility (the “credit facility”).  The support letter of credit was reduced to $220.0 million upon the consummation of the sale of the Company’s international business and the reduction of the aggregate outstanding credit exposure of its lenders to $220.0 million.  Drawdowns under the letter of credit may be made for amounts due and payable under the credit facility and upon the occurrence of certain other events.  Any proceeds received by JP Morgan Chase Bank from drawing under this support letter of credit will not be applied to repay the Company’s obligations, but will be used to purchase on the part of Hallmark Cards from the bank lenders subordinated participations in our obligations under its bank credit facility, junior in payment to the bank lenders under the bank credit facility.  We agreed to pay Hallmark Cards’ the amounts resulting from the 2.0% reduction in the interest rate and the 0.3% reduction in the commitment fee payable by the Company under the bank credit facility as provided in Amendment No. 8.  In addition, we agreed to pay the fee charged by Citigroup for the letter of credit which was 0.625% of the amount of the letter of credit.

In conjunction with Amendment No. 10, Hallmark Cards has extended its letter of credit to correlate to the maturity date of the credit facility and also has increased the size of the letter of credit from $220.0 million to $240.0 million.  In consideration of this extension and increase in the size of the letter of credit, the Company agreed to continue to pay Hallmark Cards the difference between the interest rate formerly charged the Company before the letter of credit was available and the rate now charged with the backing of the letter of credit.  Since the interest rate was further reduced in Amendment No. 10 to LIBOR plus 0.75%, the interest differential now payable to Hallmark Cards is 2.25% of the outstanding indebtedness under the credit facility. In addition, the Company agreed to continue to pay the fee charged by Citigroup for the letter of credit which was increased to 0.875% of the amount of the letter of credit.

Senior Unsecured Note

In August 2003, the Company issued a senior unsecured note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

The senior unsecured note payable to HC Crown does not require cash payments until August 2007. Instead, the principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007.  From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the senior unsecured note to HC Crown.  The note matures on August 5, 2011, and is pre-payable by Crown Media Holdings at any time after August 5, 2004, without penalty. At December 31, 2005, and March 31, 2006, $509.4 million and $521.6 million, respectively, of principal and accreted interest were included in the senior unsecured note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company’s stock, investments in other parties and the incurrence of liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Line of Credit Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown maturing on the earlier of six months from the termination of the bank credit facility or December 21, 2007.  Due to the Waiver Agreement, the line of credit and related interest are not due until May 31, 2007. This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent. At December 31, 2005, and March 31, 2006, borrowings under the note were $75.0 million and $86.3 million, respectively. Accrued interest on the note of $11.3 million and $1.6 million are included in line of credit and interest payable to HC Crown as of December 31, 2005, and March 31, 2006, respectively, on the accompanying condensed consolidated balance sheets. At December 31, 2005, and March 31, 2006, the outstanding balances bore interest at the Eurodollar rates of 7.08% and 7.54%, respectively.

Promissory Note with Hallmark Entertainment Holdings

As consideration for extending the demand period for the possible reimbursement of amounts drawn on the letter of credit supporting the credit facility, the Company agreed to convert a portion of its license fees payable to Hallmark affiliates, which were approximately $132.8 million, to a promissory note bearing interest at LIBOR plus 3% per annum.  The term of the promissory note began on October 1, 2005 and is payable in full on August 31, 2006 (amended to May 31, 2007, by the Waiver Agreement).  Accrued interest on the note of $2.4 million and $4.9 million, respectively, is included in note and interest payable to Hallmark Cards affiliate as of December 31, 2005, and March 31, 2006, on the accompanying condensed consolidated balance sheets. Due to the Waiver Agreement, interest is not due until May 31, 2007. At December 31, 2005, and March 31, 2006, $132.8 million of the outstanding balance bore interest at the Eurodollar rates of 7.08% and 7.54%. This note was transferred to a subsidiary of Hallmark Cards prior to the sale by Hallmark Cards of its interests in Hallmark Entertainment LLC, now called RHI Entertainment LLC (“RHI Entertainment”).

Promissory Note with Hallmark Entertainment Holdings

As consideration for extending the demand period for the possible reimbursement of amounts drawn on the letter of credit supporting the credit facility, the Company agreed to convert its payable to a Hallmark Cards affiliate, which was approximately $70.4 million, to a promissory note bearing interest at LIBOR plus 3% per annum.  The term of the promissory note began on March 21, 2006, and is payable in full on May 31, 2007. Accrued interest on the note of $162,000 is included in note and interest payable to Hallmark Cards affiliate as of March 31, 2006, on the accompanying condensed consolidated balance sheets. Due to the Waiver Agreement, interest is not due until May 31, 2007. At March 31, 2006, $70.4 million of the outstanding balance bore interest at the Eurodollar rates of 7.54%.

Interest Paid to HC Crown

Interest expense payable to HC Crown, which formerly was payable to the Company’s bank syndicate and resulted from a reduction in the interest rate and commitment fee payable to the Company’s bank syndicate in Amendment No. 8 to the Company’s credit facility, was $3.2 million and $62,000 at December 31, 2005 and March 31, 2006, respectively.  Such interest expense payable to HC Crown was $362,000 and $1.1 million for the three months ended March 31, 2005 and 2006, respectively.

8. Related Party Transactions

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

The Company received $21.4 million and $5.0 million under the tax sharing agreement during the three months ended March 31, 2005 and 2006, respectively. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements are recorded as an addition to paid-in capital in the accompanying consolidated statements of stockholders’ equity.

Services Agreement with Hallmark Cards

The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for an additional year through January 1, 2007.  Under the agreement,

Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services.  Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. This amount was increased to $530,000 for 2006. However, the Company has not been paying these amounts as they are due. For the three months ended March 31, 2005 and 2006, Crown Media Holdings had accrued $129,000 and $133,000, respectively, under the agreement. At December 31, 2005, and March 31, 2006, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $10.1 million and $10.2 million, respectively, were included in payable to affiliates in the accompanying condensed consolidated balance sheets.

Trademark Agreement with Hallmark Cards

Crown Media United States has a trademark license agreement with Hallmark Licensing, Inc. for use of the “Hallmark” mark for the Hallmark Channel and for the Hallmark Movie Channel.  During the second quarter of 2006, Hallmark Cards extended the trademark license agreements for the Hallmark Channel and the Hallmark Movie Channel to September 1, 2007. The Company is not required to pay any fees under the trademark license agreements.

9. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

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

In December 2005, Crown Media Holdings entered into an agreement with NICC, which replaced a prior program production agreement and settled various dispute which had arisen under the prior agreement.  In the new agreement, the Company agreed to fund and license the following programming produced by NICC through the end of 2007:

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

In addition, Crown Media Holdings agreed to finish funding four specials, the production of which had been commenced prior to the amendment, at a total additional cost of $1.4 million in 2005 and 2006, and to fund an additional two non-dramatic specials, to be produced in 2006 and 2007, at a total cost of $1.3 million.  A quarter of the amounts for the additional two specials was paid in January 2006, another quarter is payable in June 2006 and the remaining one-half is payable in June 2007, or upon a change in control (that is, a sale or merger where the aggregate ownership of Crown Media Holdings by the current owners becomes less than 50%).  The Hallmark Channel is not obligated to broadcast the latter two specials.  Crown Media Holdings will also provide $2.0 million in each of 2005, 2006 and 2007 to fund the development by NICC of “made for television” movies and will pay NICC an additional $1.0 million if the movie “A Reason to Believe”, which was to be produced under the prior agreement, is not ultimately produced.  The 2005 amount includes a deferred payment of $1.8 million; the 2006 amount is payable semi-annually in 2006; the 2007 amount is payable in January 2007; and the possible additional $1.0 million is payable in July, 2006 or, if sooner, a change in control.  The Hallmark Channel will have a right of first negotiation to acquire broadcast rights to the movies resulting from this development and, if it elects not to acquire these rights, may still recover a portion of its funding if the movies are produced for others.  In addition, NICC will receive $45,000 in consulting fees from a series which RHI Entertainment has produced, payable no later than July, 2006, and a deferred payment of $750,000 as the last payment for certain terminated obligations.

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

In the event there is a change of control of Crown Media Holdings prior to the expiration of the agreement (i.e., December 31, 2007), NICC will immediately receive a $15.0 million “termination payment,” any remaining portions of the payments for the non-dramatic specials and the “made for television” movie development described above and the deferred payments described above.  The Hallmark Channel will be obligated to continue to broadcast and pay for the Sunday “New Morning with Naomi Judd” and weekday “New Morning” series and the Sunday morning programming block for an additional six months following the change in control, after which all funding and broadcast obligations to NICC will cease.  Also, under existing obligations, Crown Media Holdings would be required to redeem the $25.0 million preferred interest of NICC in Crown Media United States, LLC, for that amount plus accrued interest at LIBOR from November 27, 2005.

If there has not been a change of control of the Company by June 30, 2007, Crown Media Holdings is required to negotiate with NICC for a period of 60 days regarding continuation of the programming commitments.  If at the end of the negotiating period the parties have not reached agreement and Crown Media Holdings is not willing to continue the programming commitments at the same levels, NICC may compel Crown Media Holdings to buy all NICC’s outstanding shares of Crown Media Holdings common stock at the then current market value by a written notice given no later than November 1, 2007.  If NICC sells more than 50% of the shares of Crown Media Holdings common stock which it owned as of February 22, 2001, except as part of a sale of Crown Media Holdings, most of the commitments and obligations related to programming as described above cease (at the option of Crown Media United States) at the end of the then current broadcast season (approximately August 31).

During the three months ended March 31, 2005 and 2006, Crown Media United States paid NICC $2.6 million and $7.5 million, respectively, pursuant to the company agreement, as amended.

10.  RHI Entertainment

Costs Incurred on Crown Media Holdings’ Behalf

Since inception, RHI Entertainment has at times paid certain costs on behalf of Crown Media Holdings. Non-interest bearing unreimbursed costs of $567,000 and $0 are included in payable to RHI Entertainment in the accompanying condensed consolidated balance sheets as of December 31, 2005, and March 31, 2006, respectively.

Film Asset Services Agreement with RHI Entertainment

The Company has a film asset services agreement with RHI Entertainment, under which RHI Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. In consideration for the services provided by RHI Entertainment, Crown Media Holdings was, prior to the sale of the Company’s international operations, obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. At December 31, 2005, and March 31, 2006, non-interest bearing unpaid accrued service fees of $188,000 and $0 were included in payable to RHI Entertainment in the accompanying condensed consolidated balance sheets. Following the sale of the Company’s international operations, the annual fee for these services was reduced to $750,000 per year.

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

Both under the current and previous agreements with RHI Entertainment Distribution, if Crown Media United States sub-licenses any licensed program to a third party, it must equally share with RHI Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Crown Media United States.  Crown Media United States did not sub-license any licensed program to a third party during the three months ended March 31, 2005 and 2006.

Programming costs related to the RHI Entertainment Distribution program agreements were $6.7 million and $9.8 million for the three months ended March 31, 2005 and 2006, respectively. As of December 31, 2005, and March 31, 2006, $22.7 million and $21.9 million, respectively, are included in license fees payable to non-affiliates in the accompanying consolidated balance sheets. Crown Media Holdings paid RHI Entertainment Distribution $0 and $7.4 million for license fees during the three months ended March 31, 2005 and 2006, respectively.

11. Employee Incentives

Crown Media Holdings has one stock plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the “Plan”). The Plan covers two types of share-based compensation, a Stock Option Plan and a Restricted Stock Unit Plan (RSU) that are subject to FAS 123R commencing on January 1, 2006.

Stock Option Plan

Crown Media Holdings may grant options for up to 10.0 million shares under the Plan. The stock options expire 10 years from the date of grant and generally vest over service periods that range from date of grant to four years.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

Stock Compensation

Beginning with our first quarter of fiscal 2006, we adopted SFAS 123R. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option. We estimate the expected volatility of our common stock by using historical volatility. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The fair value of all stock-based payment awards is amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Total stock-based compensation provision recognized on our consolidated statement of operations as a component of selling, general and administrative expense for the quarter ended March 31, 2006, is $1.9 million ($1.9 million compensation provision related to restricted stock units and $6,000 compensation expense related to stock options).

The following table sets forth the pro forma amounts of net income and net loss per share, for the three months ended March 31, 2005, that would have resulted if we had accounted for our employee stock options under the fair value recognition provisions of SFAS 123:

Pro Forma Effects

(In thousands, except per share amounts)

Three Months Ended March 31, 2005

Net loss	$(50,907)
Pro forma stock options expense at estimated fair value	(168)
Stock option expense included in net loss	7
Pro forma net loss	$(51,068)
Weighted average shares	104,533
Pro forma net loss per share, basic and diluted	$(0.49)

As of March 31, 2006, there was $3,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to our employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option program for the three months ended March 31, 2006:

	Shares (in thousands)	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Aggregate Intrinsic Value	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term

Balance, December 31, 2005	867		$10.42
Options cancelled	(3)	$12.50-16.38	$13.53
Balance, March 31, 2006	864		$10.40	$0.00	$3.64	2.91
Exercisable	859		$10.41	$0.00	$3.64	2.89

Information regarding stock options at March 31, 2006, is summarized below:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Option	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Option	Exercisable Shares	Weighted Average Exercise Price Per Option
	(In thousands)	(In years)		(In thousands)
$6.30-10.50	535	1.38	$9.11	530	$9.10
$10.51-12.60	242	5.75	$11.50	242	$11.50
$12.61-14.70	43	4.09	$14.00	43	$14.00
$14.71-21.00	44	4.80	$16.60	44	$16.60
	864	2.91	$10.40	859	$10.41

General Restricted Stock Unit Information

The Company’s restricted stock units (“RSUs”) vest based on either employment or performance conditions. Certain RSUs vest in one-third increments on the anniversary grant date based on continuing employment

(“Employment RSUs”). Other RSUs vest on the third anniversary date of the grant date, provided that the price of the Company’s Class A common stock is at least $14 or higher on that date (“Performance RSUs”).

The Company’s RSUs are settled in either common stock or cash as determined by the Company’s Board of Directors. The Company has historically settled the RSUs in cash, and considering such past practices, has classified its RSUs as liability awards for accounting purposes.

Prior to the adoption of SFAS 123R, we recognized the estimated compensation cost of employment restricted stock units over the vesting term, including changes in fair value at each reporting period. The estimated compensation cost was and continues to be based on the fair value of our stock price at the end of each reporting period. We will continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term and include changes in fair value at each reporting period.

The Company made an offer in May 2003 to senior management and vice presidents to exchange their options for Employment RSUs, resulting in a total of 5,126,732 options exchanged for 2,050,693 Employment RSUs. The Employment RSUs vest over three years in one-third increments on the anniversary of the grant date each year and the Company is accruing expense related to the Employment RSUs ratably over each increment’s vesting period using the price of our Class A common stock on the last day of the reporting period.

In May 2004, the Company’s Board of Directors approved an additional grant to employees of 1,065,000 RSUs. The Employment RSUs, which constitute 70% of the award granted in 2004, vest in equal one-third installments over the next three years on the anniversary of the grant date each year. The Performance RSUs, constituting 30% of the award granted in 2004, vest on the 3rd anniversary of the grant date, provided that the price of the Company’s common stock is $14 or higher on that date.

The Company recorded $2.4 million of compensation expense and $1.9 million of compensation benefit associated with the Employment and Performance RSUs during the three months ended March 31, 2005 and 2006, respectively, which has been recorded as a liability for RSUs in the accompanying consolidated balance sheet and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company settled certain Employment RSUs during the three months ended March 31, 2005, for approximately $4.2 million in cash. In January 2006, the Company settled vested Employment RSUs to one executive for approximately $4.4 million.

In June 2005, the Company’s Board of Directors approved a grant to those Directors who were not employees of the Company or of Hallmark Cards or its affiliated companies, of 70,884 RSUs.  The RSUs vest in equal one-third installments over three years on the anniversary of the grant dates each year.

In August 2005, the Company’s Board of Directors approved an additional grant of 828,000 Employment and Performance RSUs to employees. The Employment RSUs, which constitute 50% of the award granted in 2005, vest in equal one-third installments over the next three years on the anniversary of the grant date each year. The Performance RSUs, constituting 50% of the award granted in 2005, vest on the 3rd anniversary of the grant date, provided that the price of the Crown common stock is $14 or higher on that date.

In August 2005, the Company’s Board of Directors approved an additional grant to one executive of 115,000 RSUs (“CEO Grant”). The Employment RSUs, which constitute 50% of the award granted in 2005, vest in equal one-third installments on dates which are three months, six months and nine months, respectively, after the grant date. The Company settled additional vested RSUs held by this executive for approximately $165,000 in cash in February 2006. The Performance RSUs, constituting the remaining 50% of the award granted in 2005, vest on the 3rd anniversary of the grant date, provided that the price of the Crown common stock is $14 or higher on that date.

Under FAS 123R, the fair value of each Employment RSU grant is estimated using a Black-Scholes Merton option pricing model.  The fair value of each Performance RSU grant is estimated at each reporting date using a Monte Carlo Lattice option pricing model. Beginning in 2006, the Company is applying a forfeiture rate to the Employment RSUs as required by SFAS No. 123R.

		Weighted-Average Remaining
Employment RSUs	Units	Contractual Term
	(in thousands)

Outstanding Balance, December 31, 2005	1,477,343
Units settled in cash	(493,195)
Outstanding Balance, March 31, 2006	984,148	1.44

The closing price of a share of our common stock on December 31, 2005, was $9.17 and $6.34 on March 31, 2006.

		Weighted-Average Remaining
Performance RSUs	Units	Contractual Term
	(in thousands)

Outstanding at December 31, 2005, and March 31, 2006	688,500	1.81

At December 31, 2005, the 2004 Performance RSUs were valued at $1.61 per unit, the 2005 Performance RSUs were valued at $4.36 per unit, and the CEO Performance RSUs were valued at $1.23 per unit. At March 31, 2006, the 2004 Performance RSUs were valued at $0.48 per unit, the 2005 Performance RSUs were valued at $1.99 per unit, and the CEO Performance RSUs had nominal value per unit. The CEO Performance grant is not expected to be settled by May 28, 2006.

The following table includes assumptions used to value the Employment and Performance RSUs at March 31, 2006.

	2004 Grant	2005 Grant	CEO Performance Grant	CEO Employment Grant
Expected volatility	40.79%	42.82%	46.38%	46.38%
Expected dividends	0	0	0	0
Expected Term (in years)	1.17	2.38	0	0.13
Risk -free rate	4.82%	4.82%	4.63%	4.63%

The following table includes assumptions used to value the Performance RSUs at January 1, 2006.

	2004 Grant	2005 Grant	CEO Grant
Expected volatility	39.34%	48.87%	40.04%
Expected dividends	0	0	0
Expected Term (in years)	1.42	2.67	0.46
Risk -free rate	4.38%	4.37%	4.37%

In connection with the adoption of SFAS 123R, we recorded total compensation costs related to RSUs granted under the Plan of $2.1 million as a cumulative catch-up adjustment during the three months ended March 31, 2006. The Performance RSUs were not previously recorded on the Company’s financial statements as a liability, as it was not deemed probable that these units would be settled based on the performance of the Company’s common stock.

		Weighted-Average Remaining
Board of Directors RSUs	Units	Contractual Term
	(in thousands)

Outstanding at December 31, 2005, and March 31, 2006	32,467	0.71

12. Employee Benefits

Deferred Compensation Plans

The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. The Company’s deferred compensation obligations for this plan are included in its consolidated balance sheet in long-term accrued liabilities. The deferred compensation liability as of December 31, 2005, and March 31, 2006, was $3.2 and $3.0 million, respectively. The Company has suspended this plan for 2006 and there will be no deferrals of employee compensation earned in 2006.  The Company will, however, continue to pay interest on amounts deferred in previous years and pay out these amounts in accordance with the terms of the plan.

13. Segment Reporting

The Company’s continuing operations are currently organized into two principal divisions representing operating segments: domestic channels and film distribution. The Company evaluates performance and allocates resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue, operating income (loss) and total assets.  The results of operations of our international channel operating segment are not included in the segment reporting as they are classified separately as discontinued operations in the Company’s consolidated financial statements (see note 15).

The following tables present the Company’s key performance measures (in thousands):

March 31, 2005

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenues	$38,486	$7,413	$(5,330	)(1)	$40,569
Programming costs	(31,829)	(104)	3,911	(1)	(28,022)
Amortization of film assets	—	(7,092)	1,411	(1)	(5,681)
Subscriber acquisition fee amortization expense	(10,354)	—	846	(1)	(9,508)
Operating costs	(1,689)	(269)	162	(1)	(1,796)
Selling, marketing, general and administrative expenses	(17,556)	(5,964)	188		(23,332)
Loss from continuing operations	(22,942)	(6,016)	1,188		(27,770)
Interest expense	(1,096)	(17,186)	1,386		(16,896)
Loss from discontinued operations	—	(6,241)	—	(3)	(6,241)
Net loss	$(24,038)	$(29,443)	$2,574		$(50,907)

Total assets	$790,867	$521,170	$222,983	(2)	$1,535,020

March 31, 2006

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenues	$44,701	$5,822	$(5,550	)(1)	$44,973
Programming costs	(41,018)	(263)	7,688	(1)	(33,593)
Amortization of film assets	—	(4,358)	(4,506	)(1)	(8,864)
Subscriber acquisition fee amortization expense	(8,637)	—	847	(1)	(7,790)
Operating costs	(3,687)	(443)	—		(4,130)
Selling, marketing, general and administrative expenses	(11,032)	(3,134)	—		(14,166)
Loss from continuing operations	(19,673)	(2,376)	(1,521)		(23,570)
Interest expense	(3,144)	(18,559)	—		(21,703)
Gain on sale of discontinued operations	—	162	—	(3)	162
Cumulative effect of change in accounting principle	—	(2,099)	—		(2,099)
Net loss	$(22,817)	$(22,872)	$(1,521)		$(47,210)

Total assets	$824,272	$404,493	$—		$1,228,765

(1) Represents elimination of intersegment transactions.

(2) Represents assets from discontinued operations.

(3) Represents gains and losses from discontinued operations.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended March 31, 2005 and 2006, and together accounted for a total of 84% and 90% of consolidated subscriber revenue at that date, respectively.  Three of our distributors each accounted for more than 15% of our consolidated subscribers for both the three months ended March 31, 2005 and 2006, and together accounted for 57% and 60% of our subscribers on that date, respectively.

14.  Assets Held for Sale and Discontinued Operations

On February 23, 2005, the Company signed an agreement for the sale of these assets and obtained other agreements enabling the Company to then conduct the sale on an “as is” basis.  The sale closed on April 26, 2005. The accompanying condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005, present the associated results of operations and cash flows of the international assets as “discontinued operations.”

The net loss from discontinued operations during each of the three months ended March 31, 2005 and 2006, consisted of the following:

	As of March 31, 2005	As of March 31, 2006
	(In thousands)

Revenue	$26,214	$—
Costs and expenses	(30,190)	—
Interest expense	(1,772)	—
Income tax provision	(493)	—
Loss from discontinued operations	$(6,241)	$—

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

Interest expense includes an allocation of interest related to the Company’s bank credit facility that was required to be paid as a result of the sale.  The allocation was required by Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations.  Such interest expense amounted to $1.4 million for the three months ended March 31, 2005.  Upon receipt of cash from the sale, the Company was required to repay and retire $100.0 million of the Company’s bank credit facility.

15. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

16. Subsequent Events

By an Amendment No. 10, dated as of April 28, 2006, to the credit agreement, the maturity date of the credit facility has been extended to May 31, 2007 and the size of the revolving credit facility has been increased from $220.0 million to $240.0 million.  For additional information regarding this Amendment, see Note 6 above.

In April 2006, the Company terminated approximately 21 employees in conjunction with its cost savings efforts. The Company estimates that its severance costs will be approximately $2.0 to $4.0 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Description of Business and Overview

Current Business

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its subsidiaries, owns and operates pay television channels (collectively the “Hallmark Channel,” the “Hallmark Movie Channel,” the “channel” or collectively the “channels”) dedicated to high quality, entertainment programming for adults and families, in the United States. In addition, the Company owns a film library with approximately 600 titles.  The library product is used on the Hallmark Channel, the Hallmark Movie Channel and sold to third parties.

With 71.9 million subscribers in the United States at March 31, 2006, Crown Media Holdings is the 39th most widely distributed advertising-supported cable channel in the United States. For the first quarter of 2006, we finished the quarter as the 10th highest rated advertising-supported cable channel for total day ratings and the 10th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005.  The Hallmark Movie Channel focuses on movies and mini-series and utilizes content from our film library for programming.  At March 31, 2006, we had approximately 340,000 subscribers to the Hallmark Movie Channel. We plan to develop the Hallmark Movie Channel as an additional revenue source.  While it can play a critical role in terms of contract renewals with the various distributors and can justify itself on that basis, it can also stand on its own in terms of its business model.  It will generate advertising revenue in 2006 and as distribution continues to expand, the financial contribution of the Hallmark Movie Channel may continue to grow.

As mentioned above, the Company owns a film library comprised of approximately 600 titles.  Through our subsidiary, Crown Media Distribution, we sell license rights in the United States to titles in the library to a variety of customers. In addition, the Company utilizes the film library for programming content on the Hallmark Channel and Hallmark Movie Channel. We have increased the internal use of the film assets on the Hallmark Channel as a result of a decision to air more movies on the Hallmark Channel.

As the Hallmark Channel and the Hallmark Movie Channel continue to develop, the core focus for the business remains unchanged.  First, distribution must continue to expand. While the ratings performance of the Hallmark Channel ranks in or near the top ten of cable networks according to Nielsen, in terms of distribution, the Hallmark Channel is only in the top 40 cable networks. Increased distribution can have a positive impact on our subscriber revenue (depending on any subscriber acquisition fees incurred) and should increase our advertising revenue as advertisers pay higher rates to cable networks that are more broadly distributed. However, combining growing distribution with increasing ratings is more powerful in terms of advertising revenue. As a result, the Hallmark Channel will continue to focus on enhancing its programming schedule through the acquisition of new series, additional original movies such as the recent Mystery Movies, and through unique scheduling concepts.

In addition, we will continue to make library sales. Our film library is a large collection of award winning movies and mini-series, which is unique in that it is such a large collection of family oriented films.

Current Challenges

The Hallmark Channel faces challenges on the distribution front.  The distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and thus rates charged for advertising. We have an ongoing focus on growing our subscriber base. The current and long-term distribution challenges will be renewing our distribution arrangements with the multiple system operators as they expire. Major distribution agreements expire from December 2006 through December 2010; of these distribution agreements, agreements accounting for approximately 80% of our subscriber base at December 31, 2005 will terminate and be the subject of renewal negotiations prior to or on December 31, 2007. While the economics of the renewals and potential cash incentive payments are unknown and could have a significant impact on our business, we believe that the success of the Hallmark Channel in terms of ratings and the environment we have created with our programming schedule will enhance our renewal discussions. We also believe that our ability to offer to multiple systems operators a second channel, the Hallmark Movie Channel, as well as programming for their other distribution platforms such as video-on-demand, are value added components of the renewal equation.  In October 2005, we entered into a renewal of our distribution agreements with one of the major distributors in the United States for a period of 3.3 years.

Domestic telephone companies are entering into the business of distributing television channels to households through their wire-lines. We have reached agreement with several telephone companies which permit the carriage of the Hallmark Channel and Movie Channel and are negotiating with others.  We expect that subscribers to these telephone services will in large part be customers previously served by existing cable television companies and satellite television companies.  To date, subscribers and revenues through telephone companies have been insignificant.

Three factors have contributed to the ratings improvements of the Channel: acquired series and movies, original productions and marketing.  Acquired series such as Perry Mason, Walker, Texas Ranger and M*A*S*H have consistently delivered strong ratings across all day-parts.  Original productions are our most high profile programs and generate the channel’s highest ratings.  Original productions are significant in helping our distribution and advertising sales teams sell the channel. Substantially, all of our original programming is provided by RHI Entertainment.

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

Strategic Alternatives for the Company

The Company announced on August 18, 2005, that its Board of Directors authorized the Company to explore strategic alternatives for the Company, including a potential sale of the Company to a third party.  In support of this initiative, a Special Committee of independent directors of the Board of Directors was formed to oversee the process. On April 17, 2006, the Company announced that, after extensive review of various strategic alternatives, the Board of Directors has decided to terminate this process and fully commit the Company’s resources to continuing to operate its channels.   The Company will continue to explore ways in which it can improve its capital structure.

International Business

Please see Note 1 in Item 1 — Sale of the International Business of Notes to Unaudited Condensed Consolidated Financial Statements in this Report.

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

Our subscriber count depends on the number of distributors carrying the Hallmark Channel and the size of such distributors as well as the program tiers on which our channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers as promotional periods end, or as a distributor arrangement is amended or terminated by us or the distributor. Changes to distribution arrangements in the first quarter of 2006 have not been significant. Management analyzes the estimated effect each new or amended distribution agreement will have on revenues and costs. Based upon these analyses, management endeavors to achieve a fair combination of subscriber commitments and subscriber acquisition fees with each of our domestic distributors.

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

Film Asset License Fees

Crown Media Distribution generates revenue from the film assets by granting licenses to exhibit the films to third parties in the United States We are also using the films as programming for the Hallmark Channel and the Hallmark Movie Channel. Customers for our film assets consist of other television channels, home video distributors and brokers who resell rights to our film assets. License fees for our film assets are generally negotiated based, among other things, upon the size of the potential audience who will be viewing the programming. The market for our film library is typically seasonal, with over half of the annual sales occurring in the fourth quarter.  This seasonality is generally due to the timing of our customers’ program scheduling activities.

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

For further information regarding our critical accounting policies, judgments and estimates, please see the Notes to Unaudited Consolidated Financial Statements contained in this Report and “Critical Accounting Policies, Judgments and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC. These policies, judgments and estimates concern, among other things, the film assets, allowance for doubtful accounts, program license fees, subscriber acquisition fees, long-lived assets, revenue recognition and stock-based compensation.

Effects of Transactions with Related and Certain Other Parties

In 2006 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a tax sharing agreement, the issuance of four promissory notes and a waiver agreement. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC and Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for three months ended March 31, 2005 and 2006, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	Three Months Ended March 31,		2006 vs.
	2005	2006	2005
Revenues:
Subscriber fees	$4,610	$6,232	35%
Advertising	33,876	38,393	13%
Film asset license fees	2,083	270	-87%
Sublicense fees and other revenue	—	78	100%
Total revenues	40,569	44,973	11%
Cost of Services:
Programming costs	28,022	33,593	20%
Amortization of film assets	5,681	8,864	56%
Subscriber acquisition fee amortization	9,508	7,790	-18%
Operating costs	1,796	4,130	130%
Total cost of services	45,007	54,377	21%
Selling, general and administrative expense	13,502	9,909	-27%
Marketing expense	9,830	4,257	-57%
Loss from continuing operations before interest expense	(27,770)	(23,570)	-15%
Interest expense	(16,896)	(21,703)	28%
Loss from continuing operations	(44,666)	(45,273)	1%
Loss from discontinued operations	(6,241)	—	-100%
Loss on sale from discontinued operations	—	162	100%
Cumulative effect of change in accounting principle	—	(2,099)	100%
Net loss	$(50,907)	$(47,210)	-7%

Other Data:
Net cash used in operating activities	$(12,859)	$(20,360)	58%
Capital expenditures	$(248)	$(3)	-99%
Net cash provided by financing activities	$21,243	$14,966	-30%
Net cash used in discontinued operations	$(5,492)	$—	-100%
Total domestic day household ratings (1)(3)	0.705	0.742	5%
Total domestic primetime household ratings (2)(3)	0.962	1.121	17%
Subscribers at period end	67,716	71,852	6%

(1) Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2) Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3) These Nielsen ratings are for the time period January 1 through March 31.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2006

Revenue.

 Our revenue from continuing operations, which is comprised of subscriber fees, advertising and film asset license fees, increased 11% to $45.0 million for the three months ended March 31, 2006. Our 35% increase to $6.2 million in subscriber fee revenue for the three months ended March 31, 2006, was a result of the expiration of free carriage periods for certain of our domestic distributors. Many of the distribution deals we have require us to provide a period of free carriage to the cable operator. Subscriber acquisition fee expense recorded as a reduction of revenue was $2.2 million for the three months ended March 31, 2006, and $3.2 million for the comparable period in 2005. Subscribers have increased as a result of previously amended distribution agreements in the United States, which provided for incentives for growth in distribution. The ability to increase our subscriber base is important both in terms of growing our subscriber revenue and our advertising sales.

The increase in advertising revenue to $38.4 million for the three months ended March 31, 2006, compared to $33.9 million for the three months ended March 31, 2005, reflects the growth in domestic subscribers, an increase in household primetime ratings, and an increase in advertising rates. As we continue to grow distribution and ratings, we are able to attract additional advertisers to our domestic Channel, which generally puts upward pressure on advertising rates. The number of our advertisers increased from 425 at March 31, 2005, to 427 at March 31, 2006. Generally, as we have expanded our domestic subscribers and provided higher rated programming, our advertising revenues have increased. The three factors noted above, subscriber universe, ratings and advertising rates are the three critical drivers of advertising sales. We anticipate growth across each of these factors to continue.

Among the 65 ad-supported cable channels in the United States market, the Hallmark Channel ranked 10th in total day with a 0.742 household rating for the first quarter of 2006 and 10th for primetime with a 1.121 household rating for the same quarter based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network. Most of the channels that rate above the Hallmark Channel have higher levels of distribution.

Revenue from the sale of our film assets totaled $270,000 for the three months ended March 31, 2006, compared with $2.1 million for the comparable period in 2005.  We had minimal library sales in the first quarter of 2006 and did not enter into any agreements in that quarter. Generally, our library sales are condensed in the second half of the year as this coincides with our customers scheduling of the upcoming programming schedules.

Cost of services.  Cost of services as a percent of revenue increased to 121% in 2006, as compared to 111% in 2005. This increase was primarily due to the changes in operating expenses explained below.

Total programming costs for the three months ended March 31, 2006, increased 20% due to our focus on retaining and acquiring higher quality series programming and the related amortization. The $3.2 million increase in amortization of film assets was primarily due to an increase in the internal use of the library assets by the Hallmark Movie Channel for the three months ended March 31, 2006, substantially offset by the reduction in third party licenses of library assets.

As noted above, the Company amended distribution agreements with multiple system operators in prior periods. Generally, our distribution agreements require the Company to pay subscriber acquisition fees to distributors for additional subscribers, which the Company amortizes over the remaining life of the distribution agreement. As we fully amortized certain of our agreements with our domestic distributors, our subscriber acquisition fee amortization expense for the period ended March 31, 2006, as compared to the prior year period, decreased 18%.

The Company’s bad debt recovery was $946,000 for the three months ended March 31, 2005, as compared to the Company’s bad debt expense of $916,000 for the three months ended March 31, 2006. Additionally, playback, transponder and uplink expense increased $618,000 quarter over quarter.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased 27% primarily due to a compensation credit associated with the decline in our stock price and the related obligation to purchase restricted stock units partially offset by increases in consulting expenses and audit fees associated with our execution of requirements under Sarbanes-Oxley. With the implementation of our cost reduction plans, we intend that selling, general and administrative expenses will continue to decrease during 2006 when compared to 2005.

Marketing expense.  Our marketing expense decreased 57% primarily due to the elimination of the Mystery Movie marketing campaign for the Hallmark Channel in the first quarter of 2006 as compared to the first quarter of 2005. With the implementation of our cost reduction plan, we expect that marketing expense during 2006 will continue to decrease when compared to 2005.

Interest expense.  Interest expense increased for the three months ended March 31, 2006, compared to March 31, 2005, by $4.8 million.  This increase was primarily due to the $2.5 million interest on our $132.8 million note payable to Hallmark Cards affiliates commencing October 1, 2005. This increase was also due to interest on our $400.0 million senior unsecured note payable commencing August 5, 2003, which involves interest paid on compounded amounts and was $12.2 million for the quarter ended March 31, 2006, and $11.7 million for the quarter ended March 31, 2005. Additionally, interest expense payable to HC Crown, which formerly was payable to the Company’s bank syndicate and resulted from a reduction in the interest rate and commitment fee payable to the Company’s bank syndicate in Amendment No. 8 to the Company’s credit facility, was $362,000 and $1.1 million for the three months ended March 31, 2005 and 2006, respectively.

Loss from Continuing Operations.  Loss from operations for the three months ended March 31, 2006, was $45.3 million. Loss from continuing operations for the three months ended March 31, 2005, was $44.7 million. Our loss from continuing operations increased due to the factors noted above.

Loss from Discontinued Operations.  Loss from discontinued operations for the three months ended March 31, 2005, was $6.2 million as compared to $0 for the three months ended March 31, 2006. Loss from discontinued operations decreased because the Company sold the international business on April 26, 2005.

Cumulative effect of change in accounting principle.   On January 1, 2006, we adopted SFAS 123R. The total compensation cost related to performance RSUs granted under the Plan net of estimated forfeitures was $2.1 million, which was recorded as a cumulative catch-up adjustment during the three months ended March 31, 2006. Under prior accounting treatment, the performance RSUs were not classified as a liability as it was deemed improbable that these RSUs would settle based upon the performance of our Class A common stock.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations was $12.9 million and $20.4 million for the three months ended March 31, 2005 and 2006. During the first quarter of 2006, the Company made payments of $8.0 million for subscriber acquisition fees and $7.4 million for license fees payable to RHI Entertainment as compared to payments of $3.9 million and $0 for the same items during first quarter of 2005. As RHI Entertainment is no longer a related party, the Company is required to make payments under the terms of the contract.

Cash used in investing activities was $248,000 and $4.0 million for the three months ended March 31, 2005 and 2006, respectively.  This increase is due to payments to the buyer of the international business during 2006. The Company sold the international business on April 26, 2005, and will continue to make payments to the buyer of the international business in accordance with the sale agreement.

Cash provided by financing activities was $21.2 million and $15.0 million for the three months ended March 31, 2005 and 2006, respectively. During the quarters ending March 31, 2005 and 2006, we received proceeds of $21.4 million and $5.0 million, respectively, from our tax sharing agreement with Hallmark Cards. We borrowed $10.0 million under our credit facility to cover the cash we used in operating and investing activities during the first quarter of 2006.

Cash used in discontinued operations was $5.5 million and $0 for the three months ended March 31, 2005 and 2006, respectively.  Cash was used primarily to fund operating expenditures related to losses from discontinued operations of $6.2 million for the three months ended March 31, 2005. The significant decrease in cash used by discontinued operations is because the Company sold the international business on April 26, 2005.

The following table aggregates all of our contractual commitments as of March 31, 2006.

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Credit facility and interest payable	$220.2	$0.2	$220.0	$—	$—
Company obligated mandatorily redeemable preferred interest, including accretion	25.0	—	5.0	20.0	—
HC Crown line of credit and interest payable	88.0	—	88.0	—	—
Senior unsecured note to HC Crown, including accretion	596.6	—	—	—	596.6
Note payable to Hallmark Cards affiliate	137.7	—	137.7	—	—
Capital lease obligations	16.5	0.6	1.4	1.7	12.8
Operating leases (off-balance sheet commitments)	12.9	4.0	5.9	2.6	0.4
Other obligations
Program license fees payable to non-affiliates	222.4	51.2	100.8	60.1	10.3
Program license fees payable to affiliates	12.0	11.5	0.5	—	—
Program license fees payable for non-affiliate future windows (off-balance sheet commitments)	193.4	66.9	78.3	34.7	13.5
Program license fees payable for affiliate future windows (off-balance sheet commitments)	25.2	22.7	2.5	—	—
Subscriber acquisition fees	4.2	4.2	—	—	—
Deferred compensation and interest	2.9	—	2.9	—	—
Payable to buyer of international business	14.3	6.7	6.7	0.9	—
Other payables to buyer of international business	6.9	1.0	2.0	1.6	2.3
Payable to Hallmark Cards affiliates	70.6	—	70.6	—	—
Total Contractual Cash Obligations	$1,648.8	$169.0	$722.3	$121.6	$635.9

Cash Flows

As of March 31, 2006, the Company had $6.5 million in cash and cash equivalents on hand. As of March 31, 2006, the Company had borrowed $220.0 million from a $240.0 million revolving bank credit, which matures May 31, 2007.

The Company’s principal sources of funds are currently available cash on hand, cash generated by operations, tax sharing payments from Hallmark Cards and amounts available under the Company’s revolving bank credit facility. Payments under the tax sharing agreement are affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses.  The Company received $5.0 million in tax sharing payments in January 2006 and does not currently expect to receive any additional cash payments during 2006. The Company currently has $20.0 million of unused revolving credit commitments.

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

The Company expects to continue making investments in programming, marketing and distribution during the next twelve months ending March 31, 2007. However, the Company’s liquidity position has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.  In April, 2006, the Company commenced a cost reduction program, including reducing the number of personnel and marketing activities.  Management anticipates that these actions will result in approximately $10.0 to $13.0 million in annual cost reductions when compared to the 2005 year.  The Company will also seek to sublicense certain of its programming rights but expects that programming expenses and cost of services will increase when compared to these items for 2005.

The Company’s principal uses of funds for 2006 are expected to include the payment of 2005 and 2006 operating expenses, accounts payable and accrued expenses, licensing of programming, and interest under its bank credit facility.

The Company currently believes that cash on hand, cash generated by operations, and availability on its bank credit facility, will be sufficient to fund the Company’s operations and meet its liquidity needs through March 31, 2007.

The Company’s bank credit facility will expire on May 31, 2007.   If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility, or alternatively Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and the rights of the lending banks under the bank credit facility.  In that event, Hallmark Cards could demand payment of outstanding amounts at any time.  It is the Company’s intent to extend the bank credit facility upon its maturity, which might require continuation of a letter of credit from Hallmark Cards or other steps by the Company.

Upon maturity of the credit facility on May 31, 2007, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards described, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, would affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company would consider various alternatives as indicated below.  In the alternative, the Company has the right to cause Hallmark Cards, pursuant to the terms of the Waiver Agreement, to exercise its option to purchase all of the outstanding indebtedness under the Credit Agreement and the credit facility would then be subject to Hallmark Cards agreement not to demand payment prior to May 31, 2007.

Due to the Company’s liquidity issues and its possible inability to meet its obligations when they come due in May 2007 under the Waiver Agreement described below, the Company anticipates that prior to May 31, 2007, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) $678.0 million covered by the promissory notes described below payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, a sale of certain assets or other strategic alternatives.

Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement

For information regarding our Bank Credit Facility, HC Crown Loans and Tax Sharing Agreement, please see “Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC and Notes 6, 7 and 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this Report.

Risk Factors and Forward-Looking Statements

The discussion set forth in this Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings management, as of the date of this Form 10-Q including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed in this Report below and in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors stated in the Company’s Form 10-K Report for the year ended December 31, 2005. Such Risk Factors include among others:  Competition for distribution of channels, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our channels; our ability to address our liquidity needs; our incurrence of losses; and our substantial indebtedness affecting our financial condition and results.

There are stated below certain Risk Factors which contain significant changes from those stated in the Company’s Form 10-K Report for the year ended December 31, 2005. Crown Media Holdings will not update any forward-looking statements contained in this Form 10-K to reflect future events or developments.

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

Further, as discussed in this report under “Liquidity and Capital Resources” above, we need to extend, refinance or replace our bank line of credit on or prior to May 31, 2007, or to extend or replace borrowings from Hallmark Cards by May 31, 2007, that would result from the banks drawing upon the irrevocable letter of credit supporting the bank credit facility, and to extend or refinance license fees and payables to Hallmark Cards and its subsidiaries on or prior to May 31, 2007.

Upon maturity of the credit facility on May 31, 2007, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, could affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, the Company would consider various alternatives as indicated below.  The Company could also cause Hallmark Cards, pursuant to the terms of the Waiver Agreement, to exercise its option to purchase all of the outstanding indebtedness under the credit agreement and the credit facility would then be subject to Hallmark Cards agreement not to demand payment prior to May 31, 2007.

We could lose the right to use the name “Hallmark” because we have limited-duration license agreements, which could harm our business.

We license the name “Hallmark” from Hallmark Licensing, Inc., a subsidiary of Hallmark Cards, for use in the names of our channels. This license will expire on September 1, 2007. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including failure to comply with Hallmark Cards’ programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue, particularly in the United States.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2006, the decline of the fair value of the fixed income portfolio would not be material.

As of March 31, 2006, our cash, cash equivalents and short-term investments had a fair value of $6.5 million, which were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At March 31, 2006, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three months ended March 31, 2006, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $6.5 million, or less than 1% of total assets, as of March 31, 2006. Our material liabilities subject to interest rate risk consisted of capital lease obligations, our bank credit facility, our line of credit with HC Crown, our note payable to HC Crown, and our note payable to a Hallmark Cards affiliate. The balance of those liabilities was $1.1 billion, or 76% of total liabilities, as of March 31, 2006. Net interest expense for the three months ended March 31, 2006, was $21.7 million, 48%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

Item 4.  Controls and Procedures.

a.  Disclosure Controls and Procedures

Our management  evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because we have not yet completed the remediation of the material weaknesses discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”).

b.  Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

c.  Remediation of Weakness in Internal Control over Financial Reporting

As discussed in more detail in our 2005 Form 10-K, as of December 31, 2005, we did not maintain effective controls over  (a) the review of the consolidated statement of cash flows; (b) the underlying information supporting the amounts included in the Company’s annual and interim consolidated financial statements; and (c) the information available subsequent to the financial reporting close process for appropriate recognition and disclosure in the Company’s annual and interim consolidated financial statements. In addition, the Company’s controls over access to the general ledger and certain accounting application systems were not designed effectively to provide adequate segregation of duties.  Specifically, the following design deficiencies were identified: (a) certain members of accounting management had the ability to both initiate and approve journal entries; (b) certain members of accounting management had the ability to initiate and approve the payment of invoices and sign checks; and (c) a member of accounting management had access to an accounting application system and the ability to change information included therein without review and approval.

In order to identify controls to address certain of the material weaknesses discussed above, management is in the process of evaluating existing policies and controls related to (a) the review of the consolidated statement of cash flows; (b) the underlying information supporting the amounts included in the Company’s annual and interim consolidated financial statements; and (c) the information available subsequent to the financial reporting close process for appropriate recognition and disclosure in the Company’s annual and interim consolidated financial statements.

Management has implemented, or plans to implement, the measures described below to remediate certain of the material weaknesses described above:

•                  Management’s Ability to Both Initiate and Approve Journal Entries — We have designed controls which were implemented in the second quarter of 2006 to ensure that no personnel of the Company can both initiate and approve journal entries.

•                  Management’s Ability to Both Initiate, Approve the Payment of Invoices and Sign Checks - We have designed controls which were implemented in the second quarter of 2006 to ensure that no personnel of the Company can both initiate and approve the payment of invoices and sign checks.

•                  Management’s Ability to Change Accounting Applications without Review or Approval - We have designed controls which were implemented in the second quarter of 2006 to ensure that no personnel of the Company can make changes to accounting applications without appropriate review and approval.

The aforementioned material weaknesses will not be considered remediated until new processes are fully implemented, operate for a reasonable period of time, are tested by management, and we conclude that they are operating effectively. We anticipate that we will report in our Quarterly Report on Form 10-Q for the second quarter of 2006 that material weaknesses in our internal control over financial reporting continue to exist and that our disclosure controls and procedures are not effective as of June 30, 2006.

We are fully committed to remediating our material weaknesses in internal control over financial reporting, and we believe we are taking the appropriate steps to properly address these issues during 2006. However, the remediation of the design of the deficient controls and the associated testing efforts are not complete, and may require further remediation.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

See “Risks Relating to Our Business” in Part I, Item 2 above for information on changes to risk factors.

Item 5.  Other Information.

Chris Moseley, Executive Vice President, Chief Marketing Officer of the Company left the Company at the end of April of 2006.  On April 12, 2006, the Company and Ms. Moseley executed a severance agreement to a payment of salary for the remainder of the term of her employment agreement and one year’s salary, which amount to $923,556 and a payment of $152,052, which represents a payment of a pro rata bonus, unused vacation time and the remaining car allowance provided for in her employment agreement.  Additionally, Ms. Moseley’s severance agreement also provides for a payment or reimbursement of COBRA coverage through July 15, 2007, a relocation cost of $35,000 if Ms. Moseley relocates from the Los Angeles area prior to October 2006 and settlement in June 2006 of restricted stock units which will vest in May 2006.

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1

Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1	$70,414,087 Promissory Note, dated March 21, 2006, made by Crown Media Holdings, Inc. in favor of Hallmark Entertainment Holdings, Inc.
10.2	Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.
10.3	Trademark License Extension Agreement (Hallmark Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.

10.4	Letter agreement, dated April 12, 2006, between Chris Moseley and Crown Media Holdings, Inc.
10.5

Amendment No. 10, dated as of April 28, 2006, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank.

10.6	Letter Agreement, dated May 2, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
31.1	Rule 13a-14(a) Certification executed by the Company’s President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

* Management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ DAVID J. EVANS	Director and Principal	May 10, 2006
	David J. Evans	Executive Officer

By:	/s/ WILLIAM J. ALIBER	Principal Financial and	May 10, 2006
	William J. Aliber	Accounting Officer