Form 10-Q
period 2006-06-30
CROWN MEDIA HOLDINGS INC
filed 2006-08-09
CIK 1103837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 4, 2006, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	As of	As of
	December 31,	June 30,
	2005	2006

ASSETS

Cash and cash equivalents	$15,926	$10,823
Accounts receivable, less allowance for doubtful accounts of $1,565 and $2,420, respectively	65,935	58,170
Program license fees — affiliates	2,656	8,291
Program license fees — non-affiliates	106,542	102,389
Receivable from RHI Entertainment	1,815	1,024
Prepaid and other assets	6,051	5,192
Receivable from buyer of international business	422	44
Prepaid program license fee assets	30,377	33,966
Total current assets	229,724	219,899

Accounts receivable	9,101	5,946
Program license fees — affiliates	5,036	9,447
Program license fees — non-affiliates	222,861	198,285
Film assets, net	380,322	179,212
Subscriber acquisition fees, net	80,594	61,084
Property and equipment, net	18,560	17,064
Goodwill	314,033	314,033
Prepaid and other assets	13,595	12,576
Total assets	$1,273,826	$1,017,546

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)
(continued)

	As of	As of
	December 31,	June 30,
	2005	2006

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$29,876	$27,272
Accrued restricted stock units	9,299	1,332
Subscriber acquisition fees payable	12,238	2,259
License fees payable to affiliates	2,730	6,679
License fees payable to non-affiliates	50,460	27,385
Payables to affiliates	12,071	13,089
Payables to RHI Entertainment	755	—
Payable to buyer of international business	10,050	5,148
Interest payable	169	108
Capital lease obligation	612	642
Deferred revenue	1,149	1,498
Deferred credit from technical services agreement	1,323	1,323
Total current liabilities	130,732	86,735

Accrued liabilities	24,427	25,184
License fees payable to affiliates	586	2,035
License fees payable to non-affiliates	186,268	192,474
Line of credit and interest payable to HC Crown	86,309	89,658
Note and interest payable to Hallmark Cards affiliate	—	72,000
Payable to Hallmark Cards affiliates	70,000	—
Payable to buyer of international business	8,395	6,640
Senior unsecured note to HC Crown, including accrued interest	509,386	534,761
Credit facility	210,000	225,000
Note and interest payable to Hallmark Cards affiliate	135,187	140,377
Capital lease obligation	16,170	15,842
Company obligated mandatorily redeemable preferred interest	14,537	15,510
Deferred credit from technical services agreement	5,018	4,050
Total liabilities	1,397,015	1,410,266
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 shares issued and outstanding as of December 31, 2005, and June 30, 2006	741	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2005, and June 30, 2006	307	307
Additional paid-in capital	1,423,815	1,428,940
Accumulated deficit	(1,548,052)	(1,822,708)
Total stockholders’ deficit	(123,189)	(392,720)
Total liabilities and stockholders’ deficit	$1,273,826	$1,017,546

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Revenue:
Subscriber fees	$4,193	$6,379	$8,803	$12,611
Advertising	37,635	43,086	70,968	80,999
Advertising by Hallmark Cards	482	463	1,025	943
Film asset license fees	3,169	518	5,252	788
Sublicense fees and other revenue	213	76	213	154
Total revenue, net	45,692	50,522	86,261	95,495
Cost of Services:
Programming costs:
Affiliates	2,773	2,846	5,688	5,502
Non-affiliates	25,640	31,121	50,747	62,058
Amortization of film assets	13,664	8,279	19,345	17,143
Impairment of film assets	—	184,886	—	184,886
Subscriber acquisition fee amortization expense	8,695	7,723	18,203	15,513
Amortization of capital lease	290	290	579	579
Other cost of services	4,440	3,211	5,947	7,052
Total cost of services	55,502	238,356	100,509	292,733
Selling, general and administrative expense	14,619	12,777	26,771	21,807
Marketing expense	7,420	1,111	17,250	5,368
Depreciation and amortization expense	1,182	803	2,532	1,682
Loss from continuing operations before interest expense	(33,031)	(202,525)	(60,801)	(226,095)
Interest expense	(17,444)	(24,913)	(34,340)	(46,616)
Loss before discontinued operations and cumulative effect of change in accounting principle	(50,475)	(227,438)	(95,141)	(272,711)
Loss from discontinued operations, net of tax	(4,431)	—	(10,672)	—
(Loss) gain from sale of discontinued operations, net of tax	(1,349)	(8)	(1,349)	154
Loss before cumulative effect of change in accounting principle	(56,255)	(227,446)	(107,162)	(272,557)
Cumulative effect of change in accounting principle	—	—	—	(2,099)
Net loss	$(56,255)	$(227,446)	$(107,162)	$(274,656)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,939)	—	(3,434)	—
Comprehensive loss	$(59,194)	$(227,446)	$(110,596)	$(274,656)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,551	104,788	104,542	104,788
Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	(0.48)	(2.17)	(0.91)	(2.60)
Loss per share from discontinued operations, basic and diluted	(0.06)	(0.00)	(0.12)	(0.00)
Cumulative effect of change in accounting principle, basic and diluted	(0.00)	(0.00)	(0.00)	(0.02)
Net loss per share, basic and diluted	$(0.54)	$(2.17)	$(1.03)	$(2.62)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,162)	$(274,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	10,672	—
Loss (gain) on sale from discontinued operations	1,349	(154)
Impairment of film assets	—	184,886
Depreciation and amortization	103,934	106,318
Accretion on company obligated mandatorily redeemable preferred interest	1,358	973
Provision for allowance for doubtful accounts	1,117	1,271
Cumulative effect of change in accounting principle	—	2,099
Stock-based compensation	5,243	(3,810)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,539)	9,648
(Increase) decrease in receivable from buyer of international business	(1,042)	378
Additions to program license fees	(85,229)	(49,756)
Additions to subscriber acquisition fees	(4,426)	(331)
Increase in prepaid and other assets	(12,385)	(2,969)
Decrease in accounts payable and accrued liabilities.	(14,327)	(24,511)
Increase in interest payable	26,210	35,438
Decrease in subscriber acquisition fees payable	(25,278)	(9,979)
Increase in license fees payable to affiliates	2,905	5,398
Increase in payables to affiliates	1,241	1,018
Increase in deferred revenue	554	349
Net cash used in continuing operating activities	(97,805)	(18,390)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(558)	(27)
Payments to buyer of international business	(5,843)	(6,501)
Proceeds from disposition of international business, net of funds transfer fee	221,979	—
Net cash provided by (used in) investing activities	215,578	(6,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	643	114
Proceeds from tax sharing agreement with Hallmark Cards	21,400	5,000
Borrowings under the credit facility	64,000	15,000
Principal payments under the credit facility	(195,000)	—
Principal payments under capital lease obligations	(295)	(299)
Net cash (used in) provided by financing activities	(109,252)	19,815
CASH FLOWS FROM DISCONTINUED OPERATIONS (Revised — See Note 2):
Net cash used in discontinued operating activities	(15,316)	—
Net cash used in discontinued investing activities	(60)	—
Net cash used in discontinued financing activities	(411)	—
Effect of exchange rate changes on cash	734	—
Net cash used in discontinued operations	(15,053)	—
Net decrease in cash and cash equivalents	(6,532)	(5,103)
Cash and cash equivalents, beginning of period	12,102	15,926
Cash and cash equivalents, end of period	$5,570	$10,823
Supplemental disclosure of cash and non-cash activities:
Interest paid	$8,295	$9,234
Income taxes paid	$846	$3
Payable to buyer of international business	$26,803	$—
Deferred credit from technical services agreement	$7,644	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2005 and 2006

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its subsidiaries, owns and operates pay television channels (collectively the “Hallmark Channel” or the “Channel”) dedicated to high quality, entertainment programming for adults and families, in the United States. The Hallmark Channel is operated and distributed by Crown Media United States, LLC (“Crown Media United States”). Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), the National Interfaith Cable Coalition, Inc. (“NICC”), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L.P. (“J.P. Morgan”).

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

Liquidity

As of June 30, 2006, the Company had $10.8 million in cash and cash equivalents on hand. As of June 30, 2006, the Company had borrowed $225.0 million from a $240.0 million revolving bank credit, which matures May 31, 2007.

The Company’s principal sources of funds are cash on hand, cash generated by operations, tax sharing payments from Hallmark Cards and amounts available under the Company’s revolving bank credit facility. Payments under the tax sharing agreement are affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses.  The Company received $5.0 million in tax sharing payments in January 2006 and does not currently expect to receive any additional cash payments during 2006. The Company currently has $15.0 million of unused revolving credit commitments.

The ability of the existing sources of liquidity to be sufficient to fund the Company’s operations depends upon the Company’s ability to achieve forecasts, however, management has not always been able to accurately forecast future operations.  In particular, continued growth in subscriber revenue and advertising revenue, as well as maintaining the cash flow from library sales, are required.  As a result, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse operating conditions would impact the Company’s liquidity and its ability to fund the current level of operations.  To the extent that the Company requires additional capital and additional drawings on the bank credit facility are either not available or insufficient, the Company would be forced to seek additional funding from the issuance of debt or equity securities, a sale of certain assets or from strategic transactions which provide capital. There can be no assurance that the Company would be able to secure additional financing or complete any such transactions.

The Company expects to continue making investments in programming, marketing and distribution during the next twelve months ending June 30, 2007. However, the Company’s liquidity position has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.  In April, 2006, the Company commenced a cost reduction program, including reducing marketing activities and the number of personnel by approximately 20 persons.  Management anticipates that these actions will result in approximately $10.0 to $13.0 million in annual cost reductions when compared to the 2005 year.  The Company has and will continue to seek to sublicense certain of its programming rights but expects that programming expenses and cost of services will increase when compared to these items for 2005.

The Company’s principal uses of funds for 2006 are expected to include the payment of 2006 operating expenses, accounts payable and accrued expenses, licensing of programming (including prepayment of certain licensing of programming for 2007), and interest under its bank credit facility.

The Company will also continue to explore ways in which it can improve its capital structure, such as a potential sale of its film assets as described in Note 17 below.

The Company currently believes that cash on hand, cash generated by operations, and availability on its bank credit facility, will be sufficient to fund the Company’s operations and meet its liquidity needs through June 30, 2007.

The Company’s bank credit facility will expire on May 31, 2007.   If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility, or alternatively Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and the rights of the lending banks under the bank credit facility.  In that event, Hallmark Cards could demand payment of outstanding amounts at any time after August 15, 2007, under the terms of the waiver and standby purchase agreement (“Waiver Agreement”) described below.  If the Company has not retired the bank credit facility prior to its maturity, it is the Company’s intent to extend the bank credit facility upon its maturity, which might require continuation of a letter of credit from Hallmark Cards or other steps by the Company.

Upon maturity of the credit facility on May 31, 2007, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, would affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company, if it has not secured an extension of the credit facility or alternative financing, would cause Hallmark Cards pursuant to the terms of the Waiver Agreement to exercise its option to purchase all of the outstanding indebtedness under the credit facility and the credit facility would then be subject to terms of the Waiver Agreement not to demand payment prior to August 15, 2007.

Due to the Company’s liquidity issues and its possible inability to meet its obligations when they come due in August 2007, the Company anticipates that prior to August 15, 2007, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) $678.0 million covered by the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, a sale of certain assets or other strategic alternatives.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

On a quarterly basis, the Company assesses whether events or circumstances have changed indicating that the fair value of a film is lower than its unamortized cost or carrying value. If the carrying value of any individual film asset exceeds its fair value, the film asset is written-down to its estimated fair value. Usually, a discounted cash flow model, based on management’s anticipated ultimate future revenue of the film, is used to estimate the fair value of the individual films. The Company considers the following factors, among others, in estimating ultimate future revenue for each film:  (a) the operating environment expected for the next several years, (b) the size of the library as a whole, (c) historical license fee revenue per film, (d) each title’s age, quality, and marketability, (e) existing sales plans including the amount of product desired to be sold each year, (f) future performance estimates, (g) assumptions and estimates underlying past and future estimates, and (h) risk factors that could effect future operations of the Library.  In estimating a film’s fair value, the Company considers those cash outflows necessary to generate the film’s cash inflows such as exploitation, residual and participation costs and taxes.  The discount rate used in the Company’s discounted cash flow model is based upon management’s estimate of the rate a purchaser would require related to the risks and uncertainties surrounding the timing and probability of the cash flow estimates.

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

The Company recorded as of June 30, 2006, an impairment related to its film assets and described in Note 3 below.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company’s bad debt expense was $2.1 million and $1.1 million for the three and six months ended June 30, 2005. The Company’s bad debt expense was $355,000 and $1.3 million for the three and six months ended June 30, 2006.

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

Estimates of net realizable value for program license fees are determined using future estimated advertising revenues and anticipated patterns of programming usage on a day part basis as it pertains to programming licensed to the channel. These estimates of expected annual future estimated revenues are compared to the net book value of the program license fee assets to determine if the programming assets are expected to be recovered. Where the analysis indicates the costs are in excess of the estimated net realizable value, an impairment is recognized.

Subscriber Acquisition Fees

The Company has been required to pay subscriber acquisition fees to obtain initial carriage on major domestic pay distributors’ systems. Under some of these agreements with pay distributors, Crown Media United States has been obligated to pay subscriber acquisition fees if defined subscriber levels were met or in order to obtain additional carriage of the Hallmark Channel by those pay distributors. Such costs are accrued when Crown Media United States receives notice from the distributors that they have met the contractual penetration percentage or subscriber count.

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

Revenue from film asset licensing agreements is recognized in accordance with Statement of Position (“SOP”) 00-2, Accounting by Producers or Distributors of Films. Revenues are recognized when all of the following have occurred:  an agreement is executed, the film is available for exhibition by the licensee, the license fee is fixed or determinable, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Revenue from film asset licensing agreements containing multiple film titles is allocated among the various film titles based on their relative estimated fair values. Payments received from licensees prior to the availability of a film are recorded as deferred revenue. Fees receivable with terms in excess of one year are discounted for revenue recognition purposes at the customer’s estimated incremental borrowing rate in accordance with Accounting

Principles Board (“APB”) Opinion No. 21, Interest on Receivables and Payables.

Taxes on Income

Pursuant to the tax sharing agreement entered into with Hallmark Cards in March 2003, the Company’s results of operations for tax purposes became a part of the Hallmark Cards consolidated federal tax return as of and subsequent to March 2003.  However, the Company continues to account for income taxes on a separate return basis. Accordingly, the Company accounts for income taxes using an asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Any payments received from Hallmark Cards under the tax sharing agreement are recorded as an increase in additional paid-in capital and any future utilization of deferred tax assets generated after March 2003 will be recorded as a reduction in paid-in capital, to the extent payments were previously received from Hallmark Cards for such benefits under the tax sharing agreement.

Stock-Based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., usually the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date are recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

In connection with the adoption of SFAS 123R, we recorded total compensation cost related to RSUs granted under the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the “Plan”) of $2.1 million as a cumulative catch-up adjustment during the six months ended June 30, 2006. See Note 12 for further information regarding our stock-based compensation assumptions and expenses.

The following table sets forth the pro forma amounts of net income and net loss per share, for the three and six months ended June 30, 2005, that would have resulted if we had accounted for our employee stock options under the fair value recognition provisions of SFAS 123:

Pro Forma Effects
(In thousands, except per share amounts)

	Three Months Ended	Six Months Ended
	June 30, 2005

Net loss	$(56,255)	$(107,162)
Pro forma stock options expense at estimated fair value	(93)	(261)
Stock option expense included in net loss	7	14
Pro forma net loss	$(56,341)	$(107,409)
Weighted average shares	104,551	104,542
Pro forma net loss per share, basic and diluted	$(0.54)	$(1.03)

Upon exercise of outstanding stock options, we have and will continue to issue common stock.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and restricted stock units. Approximately 1.2 million and 855,000 stock options for the three and six months ended June 30, 2005 and 2006, respectively, have been excluded from the calculations of earnings per share because their effects would have been antidilutive.

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

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We adopted the provisions of SFAS 154 as of January 1, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on the Company’s financial statements.

3. Film Library Impairment

The Company retained in the second quarter of 2006 an investment banking firm to solicit expressions of interest from third parties for the potential purchase of the Company’s film library. As part any sale of the library, the Company currently plans on retaining the non-exclusive right to use certain programming from the film library on the Hallmark Movie Channel.  As a result of non-binding bids received from third party organizations, management deemed it necessary to review its film asset titles for impairment in the second quarter of 2006.  Management completed a valuation analysis of the film library as of June 30, 2006.  The estimated fair value is derived by management from taking into account the following:  (1) An implied purchase price from third parties (including the impact of a possible retention by the Company of residual and participation liabilities); (2) the fair value of rights to the non-exclusive internal use of certain films by the Hallmark Movie Channel as indicated above; and (3) the amount of accounts receivable related to the film library, that would be part of any such sale. The resulting non-cash impairment charge of $184.9 million is included in impairment of film assets on the accompanying statement of operations for the three and six months ended June 30, 2006.

The bids used in management’s valuation of the film assets involve lump sum amounts with no values applied to individual films or groups of films.  However, it is necessary under applicable accounting requirements to allocate the fair value of the film library as a whole to each individual film.  Based upon the conclusion that individual films have retained their relative value within the film library taken as a whole, management has allocated the estimated total fair value to each film on a relative fair value basis.  Aggregate non-cash impairment charges of $184.9 million were recorded at June 30, 2006, for each film where the estimated fair value was less than its carrying value.

The fair value of the film library used by management to complete the valuation of the film library as of June 30, 2006, relied upon certain estimates based on current information known to management at that period in time. In addition, it was necessary for management to rely upon certain estimates made by consultants retained by the Company. Estimates are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the determination of the fair value of the film library as of June 30, 2006.  Such risks and uncertainties could include, among others, the ultimate receipt of lower bid amounts from potential purchasers of the film library, a change in the composition of the ultimate structure of a sale of the film library, and a change in interest rates. In addition, there is no certainty that a sale of the film library will ever occur.

4. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of June 30,
	2005	2006
	(In thousands)
Subscriber acquisition fees, at cost	$221,594	$192,997
Accumulated amortization	(141,000)	(131,913)
Subscriber acquisition fees, net	$80,594	$61,084

Of the net balance at June 30, 2006, the Company expects $14.4 million will be recognized as a reduction of subscriber fee revenue and $46.7 million will be recognized as subscriber acquisition fee expense in future periods.

As of December 31, 2005, and June 30, 2006, the consolidated balance sheets also reflect subscriber acquisition fees payable of $12.2 million and $2.3 million, respectively. For the three months ended June 30, 2005 and 2006, Crown Media United States made cash payments of $25.9 million and $2.3 million, respectively. For the six months ended June 30, 2005 and 2006, Crown Media United States made cash payments of $29.8 million and $10.3 million, respectively.

5. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of June 30,
	2005	2006
	(In thousands)
Program license fees — RHI Entertainment Distribution	$164,752	$174,048
Program license fees — NICC	9,411	22,039
Program license fees — other affiliates	368	368
Program license fees — non-affiliates	365,429	368,635
Program license fees, at cost	539,960	565,090
Accumulated amortization	(202,865)	(246,678)
Program license fees, net	$337,095	$318,412

Programming costs for the three months ended June 30, 2005 and 2006, were $28.4 million and $34.0 million, respectively. Programming costs for the six months ended June 30, 2005 and 2006, were $56.4 million and $67.6 million, respectively.

At December 31, 2005, and June 30, 2006, $30.4 million and $34.0 million of program license fees were included in prepaid program license fee assets on the accompanying condensed consolidated balance sheets as the Company had made payments, but the airing windows had not commenced.

License fees payable are comprised of the following:

	As of December 31,	As of June 30,
	2005	2006
	(In thousands)
License fees payable — RHI Entertainment Distribution	$22,704	$21,120
License fees payable — NICC	3,315	8,714
License fees payable — non-affiliates	214,025	198,739
Total license fees payable	240,044	228,573
Less current maturities	(53,190)	(34,064)
Long-term license fees payable	$186,854	$194,509

6. Property and Equipment

Property and equipment are comprised of the following:

	As of December 31,	As of June 30,	Depreciable Life
	2005	2006	(In years)
	(In thousands)
Technical equipment and computers	$14,650	$14,686	3-5
Leased assets	17,363	17,363	15
Furniture, fixtures and equipment	1,235	1,241	5
Leasehold improvements	3,344	3,348	3-7
Construction-in-progress	18	—
Property and equipment, at cost	36,610	36,638
Accumulated depreciation	(18,050)	(19,574)
Property and equipment, net	$18,560	$17,064

Depreciation expense related to property and equipment was $886,000 and $740,000 for the three months ended June 30, 2005 and 2006, respectively. Depreciation expense related to property and equipment was $1.8 million and $1.5 million for the six months ended June 30, 2005 and 2006, respectively.

Software and other intangible assets of $2.0 million and $1.4 million as of December 31, 2005, and June 30, 2006, respectively, have been included in prepaid and other assets in the accompanying condensed consolidated balance sheets.

7. Credit Facility

 The Company has a credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to the Company a secured revolving credit facility of up to $240.0 million. Borrowings under the revolving credit facility are contingent upon the approval of the Company’s Board of Directors.  The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment dated as of April 28, 2006.  The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

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

At December 31, 2005, and June 30, 2006, Crown Media Holdings had outstanding borrowings of $210.0 million and $225.0 million, respectively, under the credit facility At December 31, 2005, $210.0 million of the outstanding balance bore interest at the Eurodollar rate (5.39% at December 31, 2005). At June 30, 2006, $225.0 million of the outstanding balance bore interest at the Eurodollar rate (6.10% at June 30, 2006). Interest expense on borrowings under the credit facility for the three months ended June 30, 2005 and 2006, was $2.0 million, and $3.3 million, respectively. Interest expense on borrowings under the credit facility for the six months ended June 30, 2005 and 2006, was $5.9 million, and $6.2 million, respectively.

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

By an Amendment No. 10, dated as of April 28, 2006, to the credit agreement, the maturity date of the credit facility has been extended to May 31, 2007 and the size of the revolving credit facility has been increased from $220.0 million to $240.0 million.  Additionally, the amendment provided for the following: (1) 0.25% reduction in the interest rate in the case of Eurodollar Loans, from 1.0% per annum to 0.75% per annum, (2) 0.05% reduction in the commitment fee from 0.20% per annum to 0.15% per annum and (3) amendment to the limitation on Restricted Payments to allow us to issue common stock or make payments pursuant to employees’ restricted stock unit agreements.  Amendment No. 10 also deleted certain events of defaults no longer relevant and the following negative covenants: (1) changing the location of the Company’s chief executive office or the Company’s name, (2) limiting capital expenditures, (3) incurring cash program acquisition guarantees in excess of a certain amount, (4) using the proceeds of the loans for any purpose other than set forth in the Credit Agreement, (5) permitting EBITDA (as defined in the Credit Agreement) to be less than specified amounts per quarter and (6) permitting payments to television distributors for subscribers to be greater than certain amounts.

The Company was in compliance with its debt covenants at June 30, 2006.

8. Related Party Long-Term Obligations

Waiver and Standby Purchase Agreement

 Under the Waiver Agreement dated March 21, 2006, as amended on August 8, 2006, Hallmark Cards agreed to defer all payments due on any of the following obligations and, except where noted, payment of interest thereon until August 15, 2007 or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

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

•                                          $70.0 million account payable to Hallmark Entertainment Holdings arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (See Promissory Note with Hallmark Entertainment Holdings below.)

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

The waiver termination date is August 15, 2007 or earlier upon occurrence of any of the following events:  (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution (formerly known as Hallmark Entertainment Distribution); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; or (e) the Company fails to pay interest on the deferred obligations listed above or to perform any covenants in the Waiver Agreement.

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

The Waiver Agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement and Hallmark Cards’ share of the amounts payable under the December 1, 2005, agreement with NICC (described in Notes 9 and 10) against these obligations.  Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.   “Excess Cash Flow” is defined as 1) the net proceeds of any debt or equity financings or sale of assets; 2) the net cash proceeds from the incurrence by the Company of indebtedness; 3) the net cash proceeds from the sale, transfer or release by the Company of assets outside the ordinary course of business; and 4) if positive, the consolidated net cash flow from operations of Crown Holdings for any calendar quarter as shown in an SEC report, less cash funds used to pay current operating expenses and to pay or establish reasonable reserves for future expenses, indebtedness payments, and capital improvements and replacements as determined by the Board of Directors of the Company.

As consideration for the Waiver Agreement in March 2006, we converted the $70.0 million account payable to Hallmark Entertainment Holdings arising out of our purchase of the Hallmark Entertainment film library to a promissory note bearing interest at LIBOR plus 3% per annum.  This note is payable in full on August 15, 2007.   We also agreed in March 2006 to:

•        amend the 2001 and 2005 notes described above to add the accrued but unpaid interest, currently and annually, to the outstanding principal amounts ;

•        use  our  commercially reasonable efforts to refinance all of  our  obligations to Hallmark Cards and affiliates noted above;  and

•        comply with  our  covenants and obligations under the bank credit facility .

In addition, we provided a release to Hallmark Cards and related parties for any matters prior to the date of the Waiver Agreement and relating to the capacity of the released parties as beneficiaries of our obligations under the Waiver Agreement or the deferred obligations listed above.  This release was extended in the August 8, 2006, amendment to matters prior to the date of that amendment.

Hallmark Letter of Credit

Pursuant to Amendment No. 8 to the bank credit facility, Hallmark Cards has provided an irrevocable letter of credit issued by Citibank, N.A. to JP Morgan Chase Bank in the original amount of $320.0 million, as credit support for our obligations under the Company’s credit facility (the “credit facility”).  The support letter of credit was reduced to $220.0 million upon the consummation of the sale of the Company’s international business and the reduction of the aggregate outstanding credit exposure of its lenders to $220.0 million.  Drawdowns under the letter of credit may be made for amounts due and payable under the credit facility and upon the occurrence of certain other events.  Any proceeds received by JP Morgan Chase Bank from drawing under this support letter of credit will be used to purchase from the bank lenders, on behalf of Hallmark Cards, subordinated participations in our obligations under the bank credit facility.  We agreed to pay Hallmark Cards’ the amounts resulting from the 2.0% reduction in the interest rate and the 0.3% reduction in the commitment fee payable by the Company under the bank credit facility as provided in Amendment No. 8.  In addition, we agreed to pay the fee charged by Citigroup for the letter of credit which was 0.625% of the amount of the letter of credit.

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

The senior unsecured note payable to HC Crown does not require cash payments until August 2007. Instead, the principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007.  From that date, interest at 10.25% per annum will be payable semi-annually on the accreted value of the senior unsecured note to HC Crown.  The note matures on August 5, 2011, and is pre-payable by Crown Media Holdings at any time after August 5, 2004, without penalty. At December 31, 2005, and June 30, 2006, $509.4 million and $534.8 million, respectively, of principal and accreted interest were included in the senior unsecured note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company’s stock, investments in other parties and the incurrence of liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Line of Credit Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown maturing on the earlier of six months from the termination of the bank credit facility or December 21, 2007.  Due to the Waiver Agreement, the line of credit and related interest are not due until August 15, 2007. This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent. At December 31, 2005, and June 30, 2006, the principal amounts of the note were $75.0 million and $86.3 million, respectively. Accrued interest on the note of $11.3 million (which was subsequently added to the principal amount of the note) and $3.4 million are included in line of credit and interest payable to HC Crown as of December 31, 2005, and June 30, 2006, respectively, on the accompanying condensed consolidated balance sheets. At December 31, 2005, and June 30, 2006, the outstanding balances bore interest at the Eurodollar rates of 7.08% and 8.00%, respectively.

Promissory Note with Hallmark Entertainment Holdings

As consideration for extending the demand period for the possible reimbursement of amounts drawn on the letter of credit supporting the credit facility, the Company agreed in October 2005 to convert a portion of its license fees payable to Hallmark affiliates, which were approximately $132.8 million, to a promissory note bearing interest at LIBOR plus 3% per annum.  The term of the promissory note began on October 1, 2005 and is payable in full on August 31, 2006 (amended to August 15, 2007, by the Waiver Agreement).  Accrued interest on the note of $2.4 million and $7.6 million, respectively, is included in note and interest payable to Hallmark Cards affiliate as of December 31, 2005, and June 30, 2006, on the accompanying condensed consolidated balance sheets. Due to the Waiver Agreement, interest is not due until August 15, 2007. At December 31, 2005, and June 30, 2006, $132.8

million of the outstanding balance bore interest at the Eurodollar rates of 7.08% and 8.00%. This note was transferred to a subsidiary of Hallmark Cards prior to the sale by Hallmark Cards of its interests in Hallmark Entertainment LLC, now called RHI Entertainment LLC (“RHI Entertainment”).

Promissory Note with Hallmark Entertainment Holdings

As consideration for extending the demand period for the possible reimbursement of amounts drawn on the letter of credit supporting the credit facility, the Company agreed in March 2006 to convert its payable to a Hallmark Cards affiliate, which was approximately $70.4 million, to a promissory note bearing interest at LIBOR plus 3% per annum.  The term of the promissory note began on March 21, 2006, and is payable in full on August 15, 2007. Accrued interest on the note of $1.6 million is included in note and interest payable to Hallmark Cards affiliate as of June 30, 2006, on the accompanying condensed consolidated balance sheets. Due to the Waiver Agreement, interest is not due until August 15, 2007. At June 30, 2006, $70.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.00%.

Interest Paid to HC Crown

Interest expense payable to HC Crown, which formerly was payable to the Company’s bank syndicate and resulted from a reduction in the interest rate and commitment fee payable to the Company’s bank syndicate in Amendment No. 8 to the Company’s credit facility, was $3.2 million and $21,000 at December 31, 2005 and June 30, 2006, respectively.  Such interest expense payable to HC Crown was $1.2 million and $1.1 million for the three months ended June 30, 2005 and 2006, respectively. Such interest expense payable to HC Crown was $1.5 million and $2.2 million for the six months ended June 30, 2005 and 2006, respectively.

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

The Company did not receive any amounts under the tax sharing agreement during either of the three months ended June 30, 2005 and 2006. The Company received $21.4 million and $5.0 million under the tax sharing agreement during the six months ended June 30, 2005 and 2006, respectively. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements are recorded as an addition to paid-in capital in the accompanying consolidated statements of stockholders’ equity.

Services Agreement with Hallmark Cards

The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for an additional year through January 1, 2007.  Under the agreement, Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services.  Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. This amount was increased to $530,000 for 2006. However, the Company has not been paying these amounts as they are due. For the three months ended June 30, 2005 and 2006, Crown Media Holdings had accrued $129,000 and $133,000, respectively, under the agreement. For the six months ended June 30, 2005 and 2006, Crown Media Holdings had accrued $258,000 and $265,000, respectively, under the agreement. At December 31, 2005, and June 30, 2006, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $10.1 million and $11.0 million, respectively, were included in payable to affiliates in the accompanying condensed consolidated balance sheets.

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

In December 2005, Crown Media Holdings entered into an agreement with NICC, which replaced a prior program production agreement and settled various disputes which had arisen under the prior agreement.  In the new agreement, the Company agreed to fund and license the following programming produced by NICC through the end of 2007:

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

In addition, Crown Media Holdings agreed to finish funding four specials, the production of which had been commenced prior to the amendment, at a total additional cost of $1.4 million in 2005 and 2006, and to fund an additional two non-dramatic specials, to be produced in 2006 and 2007, at a total cost of $1.3 million.  A quarter of the amounts for the additional two specials was paid in January 2006, another quarter was paid in June 2006 and the remaining one-half is payable in June 2007, or upon a change in control (that is, a sale or merger where the aggregate ownership of Crown Media Holdings by the current owners becomes less than 50%).  The Hallmark Channel is not obligated to broadcast the latter two specials.  Crown Media Holdings will also provide or has provided $2.0 million in each of 2005, 2006 and 2007 to fund the development by NICC of “made for television” movies and will pay NICC an additional $1.0 million if the movie “A Reason to Believe,” which was to be produced under the prior agreement, is not ultimately produced.  The 2005 amount includes a deferred payment of $1.8 million; the 2006 amount is payable semi-annually in 2006; and the 2007 amount is payable in January 2007.  The Hallmark Channel will have a right of first negotiation to acquire broadcast rights to the movies resulting from this development and, if it elects not to acquire these rights, may still recover a portion of its funding if the movies are produced for others.  In addition, NICC will receive $45,000 in consulting fees from a series which RHI Entertainment has produced, payable no later than July 2006, and a deferred payment of $750,000 as the last payment for certain terminated obligations.

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

During the three months ended June 30, 2005 and 2006, Crown Media United States paid NICC $2.6 million and $3.9 million, respectively, pursuant to the company agreement, as amended. During the six months ended June 30, 2005 and 2006, Crown Media United States paid NICC $5.2 million and $11.3 million, respectively, pursuant to the company agreement, as amended.

11.  RHI Entertainment

Costs Incurred on Crown Media Holdings’ Behalf

Since inception of Crown Media Holdings, RHI Entertainment has at times paid certain costs on behalf of Crown Media Holdings. Non-interest bearing unreimbursed costs of $567,000 and $0 are included in payable to RHI Entertainment in the accompanying condensed consolidated balance sheets as of December 31, 2005, and June 30, 2006, respectively.

Film Asset Services Agreement with RHI Entertainment

The Company has a film asset services agreement with RHI Entertainment, under which RHI Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. In consideration for the services provided by RHI Entertainment, Crown Media Holdings was, prior to the sale of the Company’s international operations, obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. At December 31, 2005, and June 30, 2006, non-interest bearing unpaid accrued service fees of $188,000 and $0 were included in payable to RHI Entertainment in the accompanying condensed consolidated balance sheets. Following the sale of the Company’s international operations, the annual fee for these services was reduced to $750,000 per year.

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

Under the Second Restated Agreement, RHI Entertainment Distribution is required to produce and deliver to Crown Media United States, and Crown Media United States is required to order and license from RHI Entertainment Distribution, 13 original movies and 3 original mini-series in 2005, 31 original movies and 6 original mini-series in 2006 and 18 original movies and 3 original mini-series in 2007.   Crown Media United States may, however, completely cancel the 2007 commitment to order 18 original movies and 3 original mini-series or it may reduce the number of original movies it is required to license in each of 2006 and 2007 by up to six movies per year.  Crown Media United States has exercised this option to reduce by six the number of original movies produced in 2006 and has advised RHI Entertainment Distribution that it will not exercise its right to cancel the 2007 original productions. Crown Media United States has exclusive rights to these original movies and mini-series during a three year exhibition window (the window is five years for certain holiday-themed movies and movies produced in 2005).  Crown Media United States may exhibit the original movies and mini-series in any television media in the United States, its territories and possessions (together with Puerto Rico), including pay per view and high definition television. Crown Media United States may also sublicense its exhibition rights in any television media regarding the original and other movies and mini-series covered by the agreement to third parties, subject to the reasonable consent of RHI Entertainment Distribution.  The license fee payable for the original movies produced in 2005 is $1,600,000 per movie; in 2006 is $1,680,000 per movie and in 2007 is $1,764,000 per movie.  If the movies are produced for the Hallmark Channel’s “Mystery Movie” series, the license fees are increased by $200,000 and if they are holiday-themed movies, the license fees are increased by $100,000.  The license fees for mini-series produced in 2005 are $800,000 per hour; in 2006 are $840,000 per hour; and in 2007 are $882,000 per hour.   Crown Media United States must also share any revenues from video on demand or pay per view exploitation with RHI Entertainment Distribution.

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

Crown Media United States has also agreed to license up to 143 older movies and mini-series from the RHI Entertainment Distribution Library for a three year exclusive exhibition window, at an approximate total cost of $57.5 million.  Most of these movies and mini-series have previously been exhibited on the Hallmark Channel or Hallmark Movie Channel.

Both under the current and previous agreements with RHI Entertainment Distribution, if Crown Media United States sub-licenses any licensed program to a third party, it must equally share with RHI Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Crown Media United States.  Crown Media United States did not sub-license any RHI licensed program to a third party during the three months ended June 30, 2005 and 2006. Crown Media United States did not sub-license any RHI licensed program to a third party during the six months ended June 30, 2005 and 2006.

Programming costs related to the RHI Entertainment Distribution program agreements were $7.2 million and $10.7 million for the three months ended June 30, 2005 and 2006, respectively. Programming costs related to the RHI Entertainment Distribution program agreements were $13.8 million and $20.5 million for the six months ended June 30, 2005 and 2006, respectively. As of December 31, 2005, and June 30, 2006, $22.7 million and $21.1 million, respectively, are included in license fees payable to non-affiliates in the accompanying consolidated balance sheets. Crown Media Holdings paid RHI Entertainment Distribution $40.0 million and $12.7 million for license fees during the three months ended June 30, 2005 and 2006, respectively. Crown Media Holdings paid RHI Entertainment Distribution $40.0 million and $20.1 million for license fees during the six months ended June 30, 2005 and 2006, respectively.

12. Employee Incentives

Crown Media Holdings has one stock plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan. The Plan covers two types of share-based compensation, stock options and restricted stock units (RSU) that are subject to FAS 123R commencing on January 1, 2006.

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

The Company recorded a $1.9 million compensation credit related to restricted stock units and $3,000 compensation expense related to stock options for the three months ended June 30, 2006, on our consolidated statement of operations as a component of selling, general and administrative expense. The Company recorded a $3.8 million compensation credit related to restricted stock units and $10,000 compensation expense related to stock options for the six months ended June 30, 2006, on our consolidated statement of operations as a component of selling, general and administrative expense.

As of June 30, 2006, there was no unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to our employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option program for the six months ended June 30, 2006:

	Shares (in thousands)	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Aggregate Intrinsic Value	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term

Balance, December 31, 2005	867		$10.42
Options cancelled	(12)	$8.94-16.38	$11.97
Balance, June 30, 2006	855		$10.39	$0.00	$3.60	2.64
Exercisable	855		$10.39	$0.00	$3.60	2.64

Information regarding stock options at June 30, 2006, is summarized below:

Options Outstanding and Exercisable
Range of Exercise Prices Per Option	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Option
	(In thousands)	(In years)
$6.30-10.50	530	1.13	$9.11
$10.51-12.60	240	5.46	$11.49
$12.61-14.70	43	3.71	$14.00
$14.71-21.00	42	4.58	$16.61
	855	2.64	$10.39

General Restricted Stock Unit Information

The Company’s restricted stock units (“RSUs”) vest based on either employment or performance conditions. Certain RSUs vest in one-third increments on the anniversary of the grant date in each of the three years following the grant based on continuing employment (“Employment RSUs”). Other RSUs vest on the third anniversary date of the grant date, provided that the price of the Company’s Class A common stock is at least $14 or higher on that date (“Performance RSUs”). See Note 17, Subsequent Events, below for information regarding RSUs granted in August 2006.

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

The Company made an offer in May 2003 to senior management and vice presidents to exchange their options for Employment RSUs, resulting in a total of 5,126,732 options exchanged for 2,050,693 Employment RSUs. The Employment RSUs vested over three years in one-third increments on the anniversary of the grant date each year and the Company accrued expense related to the Employment RSUs ratably over each increment’s vesting period using the price of our Class A common stock on the last day of the reporting period.

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

The Company recorded $2.8 million of compensation expense and $1.9 million of compensation benefit associated with the Employment and Performance RSUs during the three months ended June 30, 2005 and 2006, respectively, which has been recorded as a liability for RSUs in the accompanying consolidated balance sheets and is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The Company recorded $5.2 million of compensation expense and $3.8 million of compensation benefit associated with the Employment and Performance RSUs during the six months ended June 30, 2005 and 2006, respectively, which has been recorded as a liability for RSUs in the accompanying consolidated balance sheets and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

The Company settled certain Employment RSUs during the three months ended March 31, 2005, for approximately $4.2 million in cash. Additionally, in conjunction with the close of the international transaction, the Company immediately vested and settled Employment RSUs held by individuals employed by the international business in May 2005 for approximately $4.0 million in cash.  In June 2005, the Company settled vested Employment RSUs for approximately $3.8 million in cash. In January 2006, the Company settled vested Employment RSUs to one executive for approximately $4.4 million. In June 2006, the Company settled vested Employment RSUs for approximately $1.5 million in cash.

In June 2005, the Company’s Board of Directors approved a grant to those Directors who were not employees of the Company or of Hallmark Cards or its affiliated companies, of 70,884 RSUs.  The RSUs vest in equal one-third installments over three years on the anniversary of the grant dates each year. In June 2006, the Company settled vested RSUs for approximately $80,000 in cash.

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

In August 2005, the Company’s Board of Directors approved an additional grant to one executive of 115,000 RSUs (“CEO Grant”). The Employment RSUs, which constitute 50% of the award granted in 2005, vested in equal one-third installments on dates which were three months, six months and nine months, respectively, after the grant date and the Company has settled these RSUs for $203,000 in November 2005, $165,000 in February 2006 and

$76,000 in May 2006. The Performance RSUs, constituting the remaining 50% of the award granted in 2005, have lapsed without vesting.

In August 2005, the Company’s Board of Directors approved a grant to those Directors who were not employees of the Company or of Hallmark Cards or its affiliated companies, a total of 31,570 RSUs. The RSUs vest in equal one-third installments over three years on the anniversary of the grant dates each year.

Under FAS 123R, the fair value of each Employment RSU grant is estimated using a Black-Scholes Merton option pricing model.  The fair value of each Performance RSU grant is estimated at each reporting date using a Monte Carlo Lattice option pricing model. Beginning in 2006, the Company is applying a forfeiture rate to the RSUs as required by SFAS No. 123R.

		Weighted-Average Remaining
Employment RSUs	Units	Contractual Term
	(in thousands)

Outstanding Balance, December 31, 2005	1,477,343
Units settled in cash	(889,520)
Units cancelled	(89,589)
Outstanding Balance, June 30, 2006	498,234	1.77

The closing price of a share of our common stock on December 31, 2005, was $9.17, $6.34 on March 31, 2006 and was $4.12 on June 30, 2006.

		Weighted-Average Remaining
Performance RSUs	Units	Contractual Term
	(in thousands)

Outstanding Balance, December 31, 2005	688,500
Units cancelled	(144,700)
Outstanding Balance, June 30, 2006	543,800	1.70

At December 31, 2005, the 2004 Performance RSUs were valued at $1.61 per unit, the 2005 Performance RSUs were valued at $4.36 per unit, and the CEO Performance RSUs were valued at $1.23 per unit. At June 30, 2006, the 2004 Performance RSUs were valued at $0.07 per unit and the 2005 Performance RSUs were valued at $0.52 per unit. The CEO Performance grant expired in May 2006.

The following table includes assumptions used to value the Employment and Performance RSUs at June 30, 2006.

	2004 Grant	2005 Grant
Expected volatility	53.90%	47.30%
Expected dividends	0	0
Expected Term (in years)	0.92	2.13
Risk-free rate	5.21%	5.16%

The following table includes assumptions used to value the Performance RSUs at January 1, 2006.

	2004 Grant	2005 Grant	CEO Grant
Expected volatility	39.34%	48.87%	40.04%
Expected dividends	0	0	0
Expected Term (in years)	1.42	2.67	0.46
Risk-free rate	4.38%	4.37%	4.37%

In connection with the adoption of SFAS 123R, we recorded total compensation costs related to RSUs granted under the Plan of $2.1 million as a cumulative catch-up adjustment during the six months ended June 30, 2006. The Performance RSUs were not previously recorded on the Company’s financial statements as a liability, as it was not deemed probable that these units would be settled based on the performance of the Company’s common stock.

		Weighted-Average Remaining
Board of Directors RSUs	Units	Contractual Term
	(in thousands)

Outstanding Balance, December 31, 2005	32,468
Units issued	31,570
Units settled in cash	(19,690)
Units cancelled	(11,395)
Outstanding Balance, June 30, 2006	32,953	1.87

13. Employee Benefits

Deferred Compensation Plans

The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. The Company’s deferred compensation obligations for this plan are included in its consolidated balance sheet in short and long-term accrued liabilities. The deferred compensation liability related to management as of December 31, 2005, and June 30, 2006, was $3.2 and $3.1 million, respectively. The Company has suspended this plan for 2006 and there will be no deferrals of employee compensation earned in 2006.  The Company will, however, continue to pay interest on amounts deferred in previous years and pay out these amounts in accordance with the terms of the plan.

Severance

In April 2006, the Company terminated approximately 20 employees in conjunction with its cost savings efforts. The Company’s severance costs were approximately $2.4 million.

14. Segment Reporting

The Company’s continuing operations are currently organized into two principal divisions representing operating segments: domestic channels and film distribution. The Company evaluates performance and allocates resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue, operating income (loss) and total assets.  The results of operations of our international channel operating segment are not included in the segment reporting as they are classified separately as discontinued operations in the Company’s consolidated financial statements.

The following tables present the Company’s key performance measures (in thousands):

Three Months Ended June 30, 2005

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenues	$42,310	$79,603	$(76,221	)(1)	$45,692

Programming costs	(39,757)	(103)	11,447	(1)	(28,413)

Amortization of film assets	—	(65,131)	51,467	(1)	(13,664)

Subscriber acquisition fee amortization expense	(9,542)	—	847	(1)	(8,695)

Operating costs	(2,922)	(1,855)	47	(1)	(4,730)
Selling, marketing, general and administrative expenses	(15,213)	(8,033)	25	(1)	(23,221)

Loss from continuing operations	(25,124)	4,481	(12,388)		(33,031)

Interest expense	(1,097)	(16,540)	193	(1)	(17,444)

Loss from discontinued operations	—	(4,431)	—	(2)	(4,431)

Loss on sale of discontinued operations	—	(1,349)	—	(2)	(1,349)
Net loss	$(26,221)	$(17,839)	$(12,195)		$(56,255)

Total assets	$783,724	$505,074	$—		$1,288,798

Six Months Ended June 30, 2005

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenues	$80,796	$87,016	$(81,551	)(1)	$86,261

Programming costs	(71,586)	(207)	15,358	(1)	(56,435)

Amortization of film assets	—	(72,223)	52,878	(1)	(19,345)

Subscriber acquisition fee amortization expense	(19,896)	—	1,693	(1)	(18,203)

Operating costs	(4,611)	(2,124)	209	(1)	(6,526)
Selling, marketing, general and administrative expenses	(32,769)	(13,997)	213	(1)	(46,553)

Loss from continuing operations	(48,066)	(1,535)	(11,200)		(60,801)

Interest expense	(2,193)	(33,726)	1,579	(1)	(34,340)

Loss from discontinued operations	—	(10,672)	—	(2)	(10,672)

Loss on sale of discontinued operations	—	(1,349)	—	(2)	(1,349)
Net loss	$(50,259)	$(47,282)	$(9,621)		$(107,162)

Total assets	$783,724	$505,074	$—		$1,288,798

Three Months Ended June 30, 2006

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenues	$50,006	$3,738	$(3,222	)(1)	$50,522

Programming costs	(40,104)	(1,581)	7,718	(1)	(33,967)

Amortization of film assets	—	(3,452)	(4,827	)(1)	(8,279)

Impairment of film assets	—	(167,908)	(16,978	)(1)	(184,886)

Subscriber acquisition fee amortization expense	(8,569)	—	846	(1)	(7,723)

Operating costs	(2,188)	(1,313)	—		(3,501)
Selling, marketing, general and administrative expenses	(9,053)	(5,638)	—		(14,691)

Loss from continuing operations	(9,908)	(176,154)	(16,463)		(202,525)

Interest expense	(3,275)	(21,638)	—		(24,913)
Loss from discontinued operations	—	—	—		—

Gain on sale of discontinued operations	—	(8)	—	(2)	(8)

Cumulative effect of change in accounting principle	—	—	—		—
Net loss	$(13,183)	$(197,800)	$(16,463)		$(227,446)

Total assets	$807,270	$210,276	$—		$1,017,546

Six Months Ended June 30, 2006

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenues	$94,707	$9,560	$(8,772	)(1)	$95,495

Programming costs	(81,122)	(1,844)	15,406	(1)	(67,560)

Amortization of film assets	—	(7,810)	(9,333	)(1)	(17,143)

Impairment of film assets	—	(167,908)	(16,978	)(1)	(184,886)

Subscriber acquisition fee amortization expense	(17,206)	—	1,693	(1)	(15,513)

Operating costs	(5,875)	(1,756)	—		(7,631)
Selling, marketing, general and administrative expenses	(20,085)	(8,772)	—		(28,857)

Loss from continuing operations	(29,581)	(178,530)	(17,984)		(226,095)

Interest expense	(6,419)	(40,197)	—		(46,616)
Loss from discontinued operations	—	—	—		—

Gain on sale of discontinued operations	—	154	—	(2)	154

Cumulative effect of change in accounting principle	—	(2,099)	—		(2,099)
Net loss	$(36,000)	$(220,672)	$(17,984)		$(274,656)

Total assets	$807,270	$210,276	$—		$1,017,546

(1)             Represents elimination of intersegment transactions

(2)             Represents gains and losses from discontinued operations

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended June 30, 2005 and 2006, and together accounted for a total of 89% and 90% of consolidated subscriber revenue at that date, respectively.  Three of our distributors each accounted for more than 15% of our consolidated subscribers for both the three months ended June 30, 2005 and 2006, and together accounted for 57% and 61% of our subscribers on that date, respectively.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the six months ended June 30, 2005 and 2006, and together accounted for a total of 86% and 90% of consolidated subscriber revenue at that date, respectively.  Three of our distributors each accounted for more than 15% of our consolidated subscribers for both the six months ended June 30, 2005 and 2006, and together accounted for 57% and 61% of our subscribers on that date, respectively.

15.  Assets Held for Sale and Discontinued Operations

On February 23, 2005, the Company signed an agreement for the sale of the assets associated with its international operations and obtained other agreements enabling the Company to then conduct the sale on an “as is” basis.  The sale closed on April 26, 2005. The accompanying condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2005, present the associated results of operations and cash flows of the international assets as “discontinued operations.”

The net loss from discontinued operations during the three and six months ended June 30, 2005, consisted of the following:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands)

Revenue	$8,361	$34,575
Costs and expenses	(12,168)	(42,358)
Interest expense	(309)	(2,081)
Income tax provision	(315)	(808)
Loss from discontinued operations	$(4,431)	$(10,672)

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

Interest expense includes an allocation of interest related to the Company’s bank credit facility that was required to be paid as a result of the sale.  The allocation was required by Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations.  Such interest expense amounted to $193,000 for the three months ended June 30, 2005.  Such interest expense amounted to $1.6 million for the six months ended June 30,

2005. Upon receipt of cash from the sale, the Company was required to repay and retire $100.0 million of the Company’s bank credit facility.

16. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

On May 22, 2006, the Company entered into an agreement with a major cable programming distributor to license to this distributor exclusive domestic television distribution rights to certain television mini-series from the Company’s film library. The term of distributor’s rights to each mini-series is 54 months and during that period the distributor may sublicense its rights to third parties.  The distributor made an advance payment of $6.0 million to the Company for these rights.  The Company also has rights to share in certain net proceeds of sublicensing by the distributor. The Company has the right to cancel this agreement at any time prior to January 1, 2007 and the distributor cannot enter into any sublicenses before that date without the approval of the Company.  If the Company cancels the agreement, it must refund the $6.0 million advance payment to the distributor.  The distributor also has the right to terminate the agreement during the period June 1, 2008 through July 30, 2008.  If the distributor terminates the agreement, the Company is obligated to refund to the distributor the difference between the $6.0 million advance payment and the revenues the distributor has received from sublicensing the mini-series. The Company has included the $6.0 million in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet.

17. Subsequent Events

Restricted Stock Units

In August 2006, the Company’s Board of Directors approved an additional grant of 1,278,000 Employment and Performance RSUs to the executive officers and other employees. The Employment RSUs constitute 35% of the grant and the Performance RSUs 65%.  The Employment RSUs will vest and be settled in stock or cash on August 17, 2009, the third anniversary of the grant date, provided the individual holding the RSUs is employed by the Company on that date. Performance RSUs become eligible to vest (“Achieved Performance RSUs”), in the range of 150% (which results in an award of additional Performance RSUs) to 0% of the Performance RSUs, depending upon the successful renewal of specific distributor agreements within certain time periods.  Sixty-five percent of the Achieved Performance RSUs are also then fully vested.  In a second vesting, 65% to 135% (the “Modifier”) of the Achieved Performance RSUs (less the Achieved Performance RSUs previously vested) will vest on December 31, 2008, based upon a formula using subscriber revenue achieved for a specified time period.

 The Compensation Committee of the Board of the Company has the discretion to increase or decrease the Modifier by 20% and also may extend the deadlines for satisfaction of the vesting conditions in the event that a renewal of the distribution agreements is delayed for factors beyond the control of Crown.  In order to be eligible for vesting and settlement of the Achieved Performance RSUs, the individual holding them must either be employed at the time of the first vesting or have been terminated without cause within 90 days of a vesting date.  The vesting of Employment RSUs accelerates upon death or disability of an executive officer. Employment RSUs and Performance RSUs have accelerated vesting if the executive is involuntarily terminated without cause within 90 days before or after a change in control.

Potential Sale of Film Assets

The Company retained an investment banking firm to solicit expressions of interest from third parties for the potential purchase of the Company’s film library.  The Company is in the process of obtaining bids from potential purchasers that may result in the sale of the Company’s film library.  The Company cannot predict at this time whether a sale of the film library will occur.

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

With 73.3 million subscribers in the United States at June 30, 2006, an increase of 1.4 million subscribers from March 31, 2006, Crown Media Holdings is the 39th most widely distributed advertising-supported cable channel in the United States. For the second quarter of 2006, we finished the quarter as the 9th highest rated advertising-supported cable channel for total day ratings and the 10th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005.  The Hallmark Movie Channel focuses on movies and mini-series and utilizes content from our film library for programming.  At June 30, 2006, we had approximately 450,000 subscribers (up from 340,000 subscribers at March 31, 2006) to the Hallmark Movie Channel. We are developing the Hallmark Movie Channel as an additional revenue source.  While it can play a critical role in terms of contract renewals with the various distributors and can justify itself on that basis, it can also stand on its own in terms of its business model.  It will generate advertising revenue in 2006 and as distribution continues to expand, the financial contribution of the Hallmark Movie Channel will continue to grow. The Hallmark Movie Channel is operated through Crown Media Holdings existing infrastructure at a small incremental cost.

As mentioned above, the Company owns a film library comprised of approximately 600 titles.  Through our subsidiary, Crown Media Distribution, we license rights in the United States to titles in the library to a variety of customers. In addition, the Company utilizes the film library for programming content on the Hallmark Channel and Hallmark Movie Channel. We have retained Salem Partners, LLC to explore the possibility of selling the film library.  Salem Partners, LLC has prepared an information memorandum concerning the film library and has distributed it to various interested parties.  The Company is analyzing its options concerning the sale of the film library.  There is no certainty about the price the film library will be sold for or if a transaction can be completed.

For information regarding a possible sale of the Company’s film library, see Note 3 of Notes to the Unaudited Condensed Consolidated Financial Statements in this Report regarding valuation of the film library, and Note 17, Subsequent Events.

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

In addition, if we do not sell the film library, we will continue to make library sales. Our film library is a large collection of award winning movies and mini-series, which is unique in that it is such a large collection of family oriented films.

Effective June 16, 2006, the President and Chief Executive Officer left the Company.  A search committee, which includes independent directors, is reviewing candidates for that position.

Current Challenges

The Hallmark Channel faces challenges on the distribution front.  The distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and thus rates charged for advertising. We have an ongoing focus on growing our subscriber base. The current and long-term distribution challenges will be renewing our distribution arrangements with the multiple system operators as they expire. Major distribution agreements expire from December 2006 through December 2010; of these distribution agreements, agreements accounting for approximately 80% of our subscriber base at December 31, 2005 will terminate and be the subject of renewal negotiations prior to or on December 31, 2007. While the economics of the renewals and potential cash incentive payments are unknown and could have a significant impact on our business, we believe that the success of the Hallmark Channel in terms of ratings and the environment we have created with our programming schedule will enhance our renewal discussions. We also believe that our ability to offer to multiple systems operators a second channel, the Hallmark Movie Channel, as well as programming for their other distribution platforms, such as video-on-demand, are value added components of the renewal equation.  Any renewals of these distribution agreements may also be significant as to whether we are able to maintain or increase our subscriber fees.  In October 2005, we entered into a renewal of our distribution agreements with one of the major distributors in the United States for a period of 3.3 years.

Domestic telephone companies are entering into the business of distributing television channels to households through their wire-lines. We have reached agreement with several telephone companies, which permit the carriage of the Hallmark Channel and Movie Channel, and are negotiating with others.  We expect that subscribers to these telephone services will in large part be customers previously served by existing cable television companies and satellite television companies.  To date, subscribers and revenues through telephone companies have been insignificant.

Three factors have contributed to the ratings improvements of the Hallmark Channel: acquired series and movies, original productions and marketing.  Acquired series such as Perry Mason, Walker, Texas Ranger and M*A*S*H have consistently delivered strong ratings across all day-parts.  Original productions are our most high profile programs and generate the channel’s highest ratings.  Original productions are significant in helping our distribution and advertising sales teams sell the channel. Substantially all of our original programming is provided by RHI Entertainment.

To continue the ratings growth and enhance the demographics of our viewers, the Hallmark Channel must continue to invest in programming and marketing.  For the Hallmark Channel to continue to increase its attractiveness to distributors and advertisers, it has to increase its ratings and draw a younger, more upscale audience, which is generally more attractive to advertisers.

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

We anticipate selling approximately 45% to 50% of our inventory for advertising on our Channels in the upfront market (generally sales in June and July for the last quarter of 2006 and the first three quarters of 2007), compared to 50% to 55% sold in the 2005 upfront market.  The balance of advertising inventory will be made available in the scatter market, with a goal of achieving higher advertising rates in that market.

International Business

Please see Note 1 in Item 1 — Sale of the International Business of Notes to Unaudited Condensed Consolidated Financial Statements in this Report.

Revenue from Continuing Operations

Our revenue consists primarily of subscriber fees, advertising and film asset license fees.

Subscriber Fees

Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our channels. In the past, we have paid certain television distributors up-front subscriber acquisition fees to carry our channel. Subscriber acquisition fees that we pay are capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. At the time we sign a distribution agreement, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

Rates we receive per subscriber vary according to:

•     the level of sophistication and degree of competition in the market;

•     the relative position in the market of the distributor and the popularity of the channel;

•     the packaging arrangements for the channel; and

•     other commercial terms and length of the contract term.

We are in continuous negotiations with our existing distributors to increase our subscriber base in order to enhance our advertising results. We have been subject to requests by major distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our domestic subscriber revenue may continue to be negatively affected by subscriber acquisition fee amortization, waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels; however, we believe these measures, if necessary, will help us increase our subscriber base more quickly, which in turn will allow us to attract additional advertisers and command higher advertising rates.

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

Our subscriber count depends on the number of distributors carrying the Hallmark Channel and the size of such distributors as well as the program tiers on which our channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers as promotional periods end, or as a distributor arrangement is amended or terminated by us or the distributor. Changes to distribution arrangements during the six months ended June 30, 2006, have not been significant. Management analyzes the estimated effect each new or amended distribution agreement will have on revenues and costs. Based upon these analyses, management endeavors to achieve a fair combination of subscriber commitments and subscriber acquisition fees with each of our domestic distributors.

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

Film Asset License Fees

Crown Media Distribution generates revenue from the film assets by granting licenses to third parties to exhibit the films in the United States. We are also using the films as programming for the Hallmark Channel and the Hallmark Movie Channel. Customers for our film assets consist of other television channels, home video distributors and brokers who resell rights to our film assets. License fees for our film assets are generally negotiated based, among other things, upon the size of the potential audience who will be viewing the programming. The market for our film library is typically seasonal, with over half of the annual sales occurring in the fourth quarter in past years.  This seasonality is generally due to the timing of our customers’ program scheduling activities.

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

Effects of Transactions with Related and Certain Other Parties

In 2006 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a tax sharing agreement, the issuance of four promissory notes and a waiver agreement. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC and Notes 8 and 9 of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for three and six months ended June 30, 2005 and 2006, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percent Change			Percent Change
	Three Months Ended June 30,		2006 vs.	Six Months Ended June 30,		2006 vs.
	2005	2006	2005	2005	2006	2005
Revenues:
Subscriber fees	$4,193	$6,379	52%	$8,803	$12,611	43%
Advertising	38,117	43,549	14%	71,993	81,942	14%
Film asset license fees	3,169	518	-84%	5,252	788	-85%
Sublicense fees and other revenue	213	76	-64%	213	154	-28%
Total revenues	45,692	50,522	11%	86,261	95,495	11%
Cost of Services:
Programming costs	28,413	33,967	20%	56,435	67,560	20%
Amortization of film assets	13,664	8,279	-39%	19,345	17,143	-11%
Impairment of film assets	—	184,886	100%	—	184,886	100%
Subscriber acquisition fee amortization	8,695	7,723	-11%	18,203	15,513	-15%
Operating costs	4,730	3,501	-26%	6,526	7,631	17%
Total cost of services	55,502	238,356	329%	100,509	292,733	191%
Selling, general and administrative expense	15,801	13,580	-14%	29,303	23,489	-20%
Marketing expense	7,420	1,111	-85%	17,250	5,368	-69%
Loss from continuing operations before interest expense	(33,031)	(202,525)	513%	(60,801)	(226,095)	272%
Interest expense	(17,444)	(24,913)	43%	(34,340)	(46,616)	36%
Loss from continuing operations	(50,475)	(227,438)	351%	(95,141)	(272,711)	187%
Loss from discontinued operations	(4,431)	—	-100%	(10,672)	—	-100%
Loss on sale from discontinued operations	(1,349)	(8)	-99%	(1,349)	154	-111%
Cumulative effect of change in accounting principle	—	—	0%	—	(2,099)	100%
Net loss	$(56,255)	$(227,446)	304%	$(107,162)	$(274,656)	156%

Other Data:
Net cash used in operating activities	$(84,946)	$1,970	-102%	$(97,805)	$(18,390)	-81%
Capital expenditures	$(310)	$(24)	-92%	$(558)	$(27)	-95%
Proceeds from disposition of international business	$221,979	$—	-100%	$221,979	$—	-100%
Net cash provided by (used in) financing activities	$(130,495)	$4,849	-104%	$(109,252)	$19,815	-118%
Net cash used in discontinued operations	$(9,561)	$—	-100%	$(15,053)	$—	-100%
Total domestic day household ratings (1)(3)	0.661	0.717	8%	0.683	0.730	7%
Total domestic primetime household ratings (2)(3)	0.907	1.140	26%	0.935	1.127	21%
Subscribers at period end	68,471	73,274	7%	68,471	73,274	7%

(1)             Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)             Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)             These Nielsen ratings are for the time period January 1 through June 30.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2006

Revenue.

Our revenue from continuing operations, which is comprised of subscriber fees, advertising and film asset license fees, increased 11% to $50.5 million for the three months ended June 30, 2006. Our 52% increase to $6.4 million in subscriber fee revenue for the three months ended June 30, 2006, was a result of the expiration of free carriage periods during both the first and second quarters of 2006 for certain of our domestic distributors. Many of the distribution deals we have require us to provide a period of free carriage to the cable operator. Subscriber acquisition fee expense recorded as a reduction of revenue was $2.2 million for the three months ended June 30, 2006, and $3.4 million for the comparable period in 2005. Subscribers have increased as a result of previously amended distribution agreements in the United States, which provided for incentives for growth in distribution.

The increase in advertising revenue to $43.5 million for the three months ended June 30, 2006, compared to $38.1 million for the three months ended June 30, 2005, reflects the growth in domestic subscribers, an increase in household primetime ratings, and an increase in advertising rates. Generally, as we have expanded our domestic subscribers and provided higher rated programming, our advertising revenues have increased. We anticipate growth across each of these factors to continue. The number of advertisers was 427 at both March 31 and June 30, 2006, compared to 432 at June 30, 2005.

Revenue from the sale of our film assets totaled $518,000 for the three months ended June 30, 2006, compared with $3.2 million for the comparable period in 2005.  We had a small amount of library sales in the second quarter of 2006 due to the Company’s consideration of a possible sale of the film assets. Generally, our library sales are condensed in the second half of the year as this coincides with our customers scheduling of the upcoming programming schedules.

Cost of services.  Cost of services as a percent of revenue increased to 472% in 2006, as compared to 121% in 2005. This increase was primarily due to the impairment of our film assets explained below.

The Company recorded a $184.9 million impairment of its film assets during the three months ended June 30, 2006, based in part upon preliminary bids received from potential buyers of our film assets. See Notes 3 and 17 of Notes to Unaudited Condensed Consolidated Financial Statements above. Total programming costs for the three months ended June 30, 2006, increased 20% due to our focus on retaining and acquiring higher quality series programming and the related amortization. The $5.4 million decrease in amortization of film assets was primarily due to the reduction in third party licenses of library assets for the three months ended June 30, 2006.

As noted above, the Company amended distribution agreements with multiple system operators in prior periods. In the past, some of our distribution agreements have required the Company to pay subscriber acquisition fees, which the Company amortizes over the remaining life of the distribution agreement, to distributors for additional subscribers. As we fully amortized certain of our agreements with our domestic distributors, our subscriber acquisition fee amortization expense for the period ended June 30, 2006, as compared to the prior year period, decreased 11%.

The Company’s bad debt expense was $2.1 million for the three months ended June 30, 2005, as compared to $355,000 for the three months ended June 30, 2006.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased 14%

primarily due to a compensation credit associated with the decline in our stock price and the related obligation to purchase restricted stock units partially offset by increases in consulting expenses and audit fees associated with our compliance with Sarbanes-Oxley requirements. With the implementation of our cost reduction plans in April 2006, we intend that selling, general and administrative expenses will continue to decrease during 2006 when compared to 2005. We anticipate that the effect on these expenses of the August 2006 grant of RSUs will vary depending on the price of our Class A Common Stock.

Marketing expense.  Our marketing expense decreased 85% primarily due to the elimination of the Mystery Movie marketing campaign for the Hallmark Channel. With the implementation of our cost reduction plan, we expect that marketing expense during 2006 will continue to decrease when compared to 2005.

Interest expense.  Interest expense increased for the three months ended June 30, 2006, compared to June 30, 2005, by $7.5 million.  This increase was due to the $2.7 million interest on our $132.8 million note payable to Hallmark Cards affiliates commencing October 1, 2005, the $1.4 million interest on our $70.4 million note payable to Hallmark Cards affiliates commencing March 21, 2006, the $1.6 million increase in interest on our bank credit facility and the $1.6 million of interest reclassified as discontinued operations associated with the sale of our international business.

Loss from Continuing Operations.  Loss from operations for the three months ended June 30, 2006, was $227.4 million. Loss from continuing operations for the three months ended June 30, 2005, was $50.5 million. Our loss from continuing operations increased primarily due to the impairment in the value of our film assets described above as well as higher programming and interest expenses.

Loss from Discontinued Operations.  Loss from discontinued operations for the three months ended June 30, 2005, was $4.4 million. The Company sold the international business on April 26, 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2006

Revenue.

Our revenue from continuing operations, which is comprised of subscriber fees, advertising and film asset license fees, increased 11% to $95.5 million for the six months ended June 30, 2006. Our 43% increase to $12.6 million in subscriber fee revenue for the six months ended June 30, 2006, was a result of the expiration of free carriage periods for certain of our domestic distributors. Subscriber acquisition fee expense recorded as a reduction of revenue was $4.3 million for the six months ended June 30, 2006, and $6.6 million for the comparable period in 2005.

The increase in advertising revenue to $81.9 million for the six months ended June 30, 2006, compared to $72.0 million for the six months ended June 30, 2005, reflects the growth in domestic subscribers, an increase in household primetime ratings, and an increase in advertising rates.

Among the 65 ad-supported cable channels in the United States market, the Hallmark Channel ranked 11th in total day with a 0.730 household rating for the six months ending June 30, 2006 and 10th for primetime with a 1.127 household rating for the same period based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network. Most of the channels that rate above the Hallmark Channel have higher levels of distribution.

Revenue from the sale of our film assets totaled $788,000 for the six months ended June 30, 2006, compared with $5.3 million for the comparable period in 2005.  We had a small amount of library sales in the second quarter of 2006 and minimal library sales in the first quarter of 2006 due to the Company’s consideration of a possible sale of the film assets. Generally, our library sales are condensed in the second half of the year as this coincides with our customers scheduling of the upcoming programming schedules.

Cost of services.  Cost of services as a percent of revenue increased to 307% in 2006, as compared to 117% in 2005. This increase was primarily due to the impairment of our film assets explained below.

The Company recorded a $184.9 million impairment of its film assets during the six months ended June 30, 2006, based in part upon bids received from potential buyers of our film assets. Total programming costs for the six months ended June 30, 2006, increased 20% due to our focus on retaining and acquiring higher quality series programming and the related amortization. The $2.2 million decrease in amortization of film assets was primarily due to the reduction in third party licenses of library assets for the six months ended June 30, 2006.

As we fully amortized certain of our agreements with our domestic distributors, our subscriber acquisition fee amortization expense for the period ended June 30, 2006, as compared to the prior year period, decreased 15%.

The Company’s bad debt expense was $1.1 million for the six months ended June 30, 2005, as compared to $1.3 million for the six months ended June 30, 2006.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased 20% primarily due to a compensation credit associated with the decline in our stock price and the related obligation to purchase restricted stock units partially offset by increases in consulting expenses and audit fees associated with our execution of requirements under Sarbanes-Oxley.

Marketing expense.  Our marketing expense decreased 69% primarily due to the elimination of the Mystery Movie marketing campaign for the Hallmark Channel.

Interest expense.  Interest expense increased for the six months ended June 30, 2006, compared to June 30, 2005, by $12.3 million.  This increase was due to the $5.2 million interest on our $132.8 million note payable to Hallmark Cards affiliates commencing October 1, 2005, the $1.6 million interest on our $70.4 million note payable to Hallmark Cards affiliates commencing March 21, 2006, the $1.8 million increase in interest on our bank credit facility, the $990,000 increase in interest on our $86.3 million line of credit to Hallmark Cards affiliates, the $899,000 increase in interest payable to HC Crown on the bank credit facility and the $1.6 million of interest reclassified as discontinued operations associated with the sale of our international business.

Loss from Continuing Operations.  Loss from operations for the six months ended June 30, 2006, was $272.7 million. Loss from continuing operations for the six months ended June 30, 2005, was $95.1 million. Our loss from continuing operations increased primarily due to the impairment in the value of our film assets described above as well as increased programming and interest expenses.

Loss from Discontinued Operations.  Loss from discontinued operations for the six months ended June 30, 2005, was $10.7 million. The Company sold the international business on April 26, 2005.

Cumulative effect of change in accounting principle.   On January 1, 2006, we adopted SFAS 123R. The total compensation cost related to performance RSUs granted under the Plan net of estimated forfeitures was $2.1 million, which was recorded as a cumulative catch-up adjustment during the six months ended June 30, 2006. Under prior accounting treatment, the performance RSUs were not classified as a liability as it was deemed improbable that these RSUs would settle based upon the performance of our Class A common stock.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations was $97.8 million and $18.4 million for the six months ended June 30, 2005 and 2006. Loss from operations for the six months ended June 30, 2005 and 2006, was $95.1 million and $272.7 million, respectively. During the six months ending June 30, 2006, the Company made payments of $10.3 million for subscriber acquisition fees and $20.1 million for license fees payable to RHI Entertainment as compared to payments of $29.8 million and $40.0 million for the same items during of the same period of 2005. The payments to RHI Entertainment were higher in the first six months of 2005, since the Company paid RHI amounts due from previous periods, which had been deferred with the consent of RHI Entertainment.  These payments of past due amounts continued throughout 2005.  The Company is now paying RHI Entertainment on a current basis. The Company improved its collections on its outstanding accounts receivable during the six months ended June 30, 2006.

Cash provided by investing activities was $215.6 million for the six months ended June 30, 2005.  Cash used in investing activities was $6.5 million for the six months ended June 30, 2006.  This increase is due to payments to the buyer of the international business during 2006. The Company sold the international business on April 26, 2005, and will continue to make payments to the buyer of the international business in accordance with the sale agreement.

Cash used in financing activities was $109.3 million for the six months ended June 30, 2005. Cash provided by financing activities was $19.8 million for the six months ended June 30, 2006. During the six months ending June 30, 2005 and 2006, we received proceeds of $21.4 million and $5.0 million, respectively, from our tax sharing agreement with Hallmark Cards. We borrowed $64.0 million under our credit facility to repay certain programming obligations to Hallmark Cards affiliates, pay severance and RSU settlements for certain employees of the international business and to meet our operating demands during the six months ended June 30, 2005. We borrowed $15.0 million under our credit facility to cover the cash we used in operating and investing activities during the six months ended June 30, 2006. During the six months ended June 30, 2005, we repaid $195.0 million under our bank credit facility following the sale of our international business.

Cash used in discontinued operations was $15.1 million and $0 for the six months ended June 30, 2005 and 2006, respectively.  Cash was used primarily to fund operating expenditures related to losses from discontinued operations of $10.7 million for the six months ended June 30, 2005. The significant decrease in cash used by discontinued operations is because the Company sold the international business on April 26, 2005.

The following table aggregates all of our contractual commitments as of June 30, 2006.

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit facility and interest payable	$225.1	$—	$225.1	$—	$—
Company obligated mandatorily redeemable preferred interest, including accretion	25.0	—	5.0	20.0	—
HC Crown line of credit and interest payable	89.7	—	89.7	—	—
Senior unsecured note to HC Crown, including accretion	596.6	—	—	—	596.6
Note payable to Hallmark Cards affiliate	140.4	—	140.4	—	—
Note payable to Hallmark Cards affiliates	72.0	—	72.0	—	—
Capital lease obligations	16.5	0.6	1.5	1.8	12.6
Operating leases (off-balance sheet commitments)	11.8	3.8	5.5	2.2	0.3
Other obligations
Program license fees payable to non-affiliates	219.9	27.4	125.7	60.3	6.5
Program license fees payable to affiliates	8.7	6.7	2.0	—	—
Program license fees payable for non-affiliate future windows (off-balance sheet commitments)	223.7	98.4	83.1	30.3	11.9
Program license fees payable for affiliate future windows (off-balance sheet commitments)	25.4	22.9	2.5	—	—
Subscriber acquisition fees	2.3	2.3	—	—	—
Deferred compensation and interest	3.2	0.5	2.7	—	—
Payable to buyer of international business	11.7	5.0	5.8	0.9	—
Other payables to buyer of international business	6.6	1.1	1.9	1.5	2.1
Total Contractual Cash Obligations	$1,678.6	$168.7	$762.9	$117.0	$630.0

Cash Flows

As of June 30, 2006, the Company had $10.8 million in cash and cash equivalents on hand. As of June 30, 2006, the Company had borrowed $225.0 million from a $240.0 million revolving bank credit, which matures May 31, 2007.

The Company’s principal sources of funds are cash on hand, cash generated by operations, tax sharing payments from Hallmark Cards and amounts available under the Company’s revolving bank credit facility. Payments under the tax sharing agreement are affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses.  The Company received $5.0 million in tax sharing payments in January 2006 and does not currently expect to receive any additional cash payments during 2006. The Company currently has $15.0 million of unused revolving credit commitments.

The ability of the existing sources of liquidity to be sufficient to fund the Company’s operations depends upon the Company’s ability to achieve forecasts, however, management has not always been able to accurately forecast future operations.  In particular, continued growth in subscriber revenue and advertising revenue, as well as maintaining the cash flow from library sales, are required.  As a result, any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse operating conditions would impact the Company’s liquidity and its ability to fund the current level of operations.  To the extent that the Company requires additional capital and additional drawings on the bank credit facility are either not available or insufficient, the Company would be forced to seek additional funding from the issuance of debt or equity securities, a sale of certain assets or from strategic transactions which provide capital. There can be no assurance that the Company would be able to secure additional financing or complete any such transactions.

The Company expects to continue making investments in programming, marketing and distribution during the next twelve months ending June 30, 2007. However, the Company’s liquidity position has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.  In April, 2006, the Company commenced a cost reduction program, including reducing marketing activities and the number of personnel by approximately 20 persons. Management anticipates that these actions will result in approximately $10.0 to $13.0 million in annual cost reductions when compared to the 2005 year.  The Company has and will continue to seek to sublicense certain of its programming rights but expects that programming expenses and cost of services will increase when compared to these items for 2005.

The Company’s principal uses of funds for 2006 are expected to include the payment of 2006 operating expenses, accounts payable and accrued expenses, licensing of programming (including prepayment of certain licensing of programming for 2007), and interest under its bank credit facility.

The Company will also continue to explore ways in which it can improve its capital structure, such as a potential sale of its film assets as described in Note 17 above.

The Company currently believes that cash on hand, cash generated by operations, and availability on its bank credit facility, will be sufficient to fund the Company’s operations and meet its liquidity needs through June 30, 2007.

The Company’s bank credit facility will expire on May 31, 2007.   If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility, or alternatively Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and the rights of the lending banks under the bank credit facility.  In that event, Hallmark Cards could demand payment of outstanding amounts at any time after August 15, 2007, under the terms of the Waiver Agreement described above.  If the Company has not retired the bank credit facility prior to its maturity, it is the Company’s intent to extend the bank credit facility upon its maturity, which might require continuation of a letter of credit from Hallmark Cards or other steps by the Company.

Upon maturity of the credit facility on May 31, 2007, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, would affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company, if it has not secured an extension of the credit facility or alternative financing, would cause Hallmark Cards pursuant to the terms of the Waiver Agreement to exercise its option to purchase all of the outstanding indebtedness under the credit facility and the credit facility would then be subject to terms of the Waiver Agreement not to demand payment prior to August 15, 2007.

Due to the Company’s liquidity issues and its possible inability to meet its obligations when they come due in August 2007, the Company anticipates that prior to August 15, 2007, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) $678.0 million covered by the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, a sale of certain assets or other strategic alternatives.

Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement

For information regarding our Bank Credit Facility, HC Crown Loans and Tax Sharing Agreement, please see “Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC and Notes 7, 8 and 9 of Notes to Unaudited Condensed Consolidated Financial Statements in this Report.

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

Among the factors that could cause actual results to differ materially are those discussed in this Report below and in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors stated in the Company’s Form 10-K Report for the year ended December 31, 2005. Such Risk Factors include, but are not limited to, the following:  competition for distribution of channels, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our channels; our ability to address our liquidity needs; our incurrence of losses; and our substantial indebtedness affecting our financial condition and results.

There are stated below certain Risk Factors which contain significant changes from those stated in the Company’s Form 10-K Report for the year ended December 31, 2005. Crown Media Holdings will not update any forward-looking statements contained in that Form 10-K to reflect future events or developments.

If we do not successfully address the risks described below and in our prior Reports mentioned above, our business, prospects, financial condition, results of operations or cash flow could be materially adversely affected. The trading price of our Class A common stock could decline because of any of these risks.

Risks Relating to Our Business

Our liquidity is dependent on external funds.

Because we currently operate at a loss, we may have a negative cash flow and any unanticipated significant expense or any development that hampers our growth in revenue or decreases any of our revenue would result in the need for additional external funds in order to continue operations. We have no arrangements for any such additional external financings, whether debt or equity, and are not certain whether any such new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders.

Further, as discussed in this report under “Liquidity and Capital Resources” above, we need to (1) extend, refinance or replace our bank line of credit on or prior to May 31, 2007, or to extend or replace borrowings from Hallmark Cards by August 15, 2007, that would result from the banks drawing upon the irrevocable letter of credit supporting the bank credit facility, and (2) extend or refinance license fees and payables to Hallmark Cards and its subsidiaries on or prior to August 15, 2007.

Upon maturity of the credit facility on May 31, 2007, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, could affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, the Company would consider various alternatives as indicated below.  The Company could also cause Hallmark Cards, pursuant to the terms of the Waiver Agreement, to exercise its option to purchase all of the outstanding indebtedness under the credit agreement. The credit facility would then be subject to Hallmark Cards agreement not to demand payment prior to August 15, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2006, the decline of the fair value of the fixed income portfolio would not be material.

As of June 30, 2006, our cash, cash equivalents and short-term investments had a fair value of $10.8 million, which were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At June 30, 2006, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three and six months ended June 30, 2006, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of June 30, 2006, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $10.8 million, or less than 1% of total assets, as of June 30, 2006. Our material liabilities subject to interest rate risk consisted of capital lease obligations, our bank credit facility, our lines of credit with HC Crown, our note payable to HC Crown, and our note payable to a Hallmark Cards affiliate. The balance of those liabilities was $1.1 billion, or 76% of total liabilities, as of June 30, 2006. Net interest expense for the three months ended June 30, 2006, was $24.9 million, 49%, of our total revenue. Net interest expense for the six months ended June 30, 2006, was $46.6 million, 49%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation measures implemented in the second quarter of 2006 as described below in this Item 4.

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

The aforementioned material weaknesses will not be considered remediated until new processes have been fully implemented, operated for a reasonable period of time, tested by management, and evaluated as operating effectively. We anticipate that we will report in our Quarterly Report on Form 10-Q for the third quarter of 2006 that material weaknesses in our internal control over financial reporting continue to exist and that our disclosure controls and procedures are not effective as of September 30, 2006.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2005 annual meeting of stockholders was held on June 23, 2006.  The following proposal was voted upon at the meeting, with the following number of votes cast for, against or withheld:

Proposal  — Elect 13 directors to our Board of Directors.

Name	Votes For	Votes Withheld	Abstentions and Broker Non-Votes

Wilford V. Bane, Jr.	373,885,974	989,623	-0-
Arnold L. Chavkin	373,711,353	1,164,244	-0-
Glenn Curtis	373,863,726	1,011,871	-0-
Robert J. Druten	373,806,341	1,069,256	-0-
Brian E. Gardner	373,774,133	1,101,464	-0-
Herbert Granath	374,402,052	473,545	-0-
David E. Hall	373,872,957	1,002,640	-0-
Donald J. Hall, Jr.	373,875,712	999,885	-0-
Irvine O. Hockaday, Jr.	373,853,539	1,022,061	-0-
Anil Jagtiani	374,017,434	858,163	-0-
A. Drue Jennings	374,466,887	408,710	-0-
Peter A. Lund	374,329,750	545,847	-0-
Deanne R. Stedem	373,901,023	974,574	-0-

All 13 persons listed above were existing directors and were re-elected as our directors at that meeting.

Item 5.  Other Information.

Employment Agreement with Paul FitzPatrick

On August 8, 2006, the Company entered into a new employment agreement with Paul FitzPatrick, for his services as Executive Vice President and Chief Operating Officer.  This agreement replaced Mr. Fitzpatrick’s previous 3 year employment agreement which would have expired on September 24, 2006.

The new agreement is for a term of two years, expiring on August 8, 2008, and provides for an annual base salary of $650,475, subject to adjustment in the discretion of the Company in September of each year.  Mr. FitzPatrick is also entitled to receive a bonus each year of up to 27% of his base salary, conditioned on the Company’s achievement of certain EBITDA, advertising revenue and ratings goals. The agreement also provides for the grant of 46,200 Employment RSUs and 85,800 Performance RSUs, which were granted in August 2006 (see Note 17, Subsequent Events, of the Notes to the Unaudited Condensed Consolidated Financial Statements for information on RSUs).

Employment Agreement with William Abbott

On August 8, 2006, the Company entered into a new employment agreement with William Abbott, for his services as Executive Vice President, National Advertising Sales.  This agreement replaced Mr. Abbott’s previous 3 year and 7 month employment agreement which would have expired on February 7, 2007.

The new agreement is for a term of two years, expiring on August 8, 2008, and provides for an annual base salary of $523,688, subject to adjustment in the discretion of the Company in February of each year.  Mr. Abbott is also entitled to receive a bonus each year of up to 33.75% of his base salary, conditioned on the Company’s achievement of certain EBITDA, advertising revenue and ratings goals. The agreement also provides for the grant of 46,200 Employment RSUs and 85,800 Performance RSUs, which were granted in August 2006.

Employment Agreement with Charles Stanford

On August 8, 2006, the Company entered into a new employment agreement with Charles Stanford, for his services as Executive Vice President, Legal and Business Affairs and General Counsel.  This agreement replaced Mr. Stanford’s previous 3 year employment agreement which would have expired on October 24, 2006.

The new agreement is for a term of two years, expiring on August 8, 2008, and provides for an annual base salary of $436,000, subject to adjustment in the discretion of the Company in October of each year.  Mr. Stanford is also entitled to receive a bonus each year of up to 27% of his base salary, conditioned on the Company’s achievement of certain EBITDA, advertising revenue and ratings goals. The agreement also provides for the grant of 46,200 Employment RSUs and 85,800 Performance RSUs, which were granted in August 2006.

Employment Agreement with Laura Masse

On August 8, 2006, the Company entered into an employment agreement with Laura Masse, for her services as Senior Vice President, Marketing.

The agreement is for a term of two years, expiring on August 8, 2008, and provides for an annual base salary of $375,000, subject to annual adjustment in the discretion of the Company.  Ms. Masse is also entitled to receive a bonus each year of up to 27% of her base salary, conditioned on the Company’s achievement of certain EBITDA, advertising revenue and ratings goals. The agreement also provides for the grant of 35,000 Employment RSUs and 65,000 Performance RSUs, which were granted in August 2006.

Employment Agreement with Brian Stewart

On July 24, 2006, the Company entered into an employment agreement with Brian Stewart, for his services as Senior Vice President, Finance and interim Chief Financial Officer.

The agreement is for a term of two years, expiring on July 23, 2008, and provides for an annual base salary of $340,000, subject to annual adjustment in the discretion of the Company.  Mr. Stewart is also entitled to receive a bonus each year of up to 27% of his base salary, conditioned on the Company’s achievement of certain EBITDA, advertising revenue and ratings goals. The agreement also provides for the grant of 21,000 Employment RSUs and 39,000 Performance RSUs, which were granted in August 2006.

Under each employment agreement, the Company also has the right to terminate the employment of the executive officer upon five days’ written notice.  In that event, severance benefits include the present value of 12 months base salary and a pro rata bonus.  Ms. Masse may receive, in the alternative, payments under a severance plan in the event of a change in control, if the amount is higher under that plan.

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
10.1*

Separation Agreement dated May 10, 2006 between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 99.2 to our Current Report on Form 8-K filed on May 11, 2006 and incorporated herein by reference).

10.2*

Separation Agreement dated July 21, 2006 between Crown Media Holdings, Inc. and William Aliber (previously filed as Exhibit 99.1 to our Current Report on Form 8-K filed on July 24, 2006 and incorporated herein by reference).

10.3

Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 10, 2006 and incorporated herein by reference).

10.4

Trademark License Extension Agreement (Hallmark Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 10, 2006 and incorporated herein by reference).

10.5

Letter Agreement dated May 2, 2006 by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 10, 2006 and incorporated herein by reference).

10.6	Amendment No. 1 to Waiver and Standby Purchase Agreement dated August 8, 2006 by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc.
10.7

Amendment No. 10, dated as of April 28, 2006 to the Credit, Security, Guaranty and Pledge Agreement dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as administrative agent and as issuing bank (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 10, 2006 and incorporated herein by reference).

10.8*	Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Paul FitzPatrick.
10.9*	Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and William Abbott.
10.10*	Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford.
10.11*	Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Laura Masse.
10.12*	Employment Agreement dated July 24, 2006, between Crown Media Holdings, Inc. and Brian Stewart.
31.1	Rule 13a-14(a) Certification executed by the Company’s Acting Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

*                    Management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     CROWN MEDIA HOLDINGS, INC.

	Signature	Title	Date

By:	/s/ PAUL A. FITZPATRICK	Acting Principal	August 9, 2006
	Paul A. FitzPatrick	Executive Officer

By:	/s/ WILLIAM J. ALIBER	Principal Financial and	August 9, 2006
	William J. Aliber	Accounting Officer