Form 10-Q
period 2006-09-30
CROWN MEDIA HOLDINGS INC
filed 2006-11-09
CIK 1103837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 6, 2006, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of	As of
	December 31,	September 30,
	2005	2006

ASSETS

Cash and cash equivalents	$15,926	$9,798
Accounts receivable, less allowance for doubtful accounts of $1,565 and $411, respectively	65,935	43,771
Program license fees — affiliates	2,656	8,559
Program license fees — non-affiliates	106,542	97,048
Receivable from RHI Entertainment	1,815	—
Prepaid and other assets	6,051	4,056
Receivable from buyer of international business	422	33
Prepaid program license fee assets	30,377	34,028
Current assets held for sale	—	144,890
Total current assets	229,724	342,183

Accounts receivable	9,101	1,478
Program license fees — affiliates	5,036	7,710
Program license fees — non-affiliates	222,861	172,373
Film assets, net	380,322	—
Subscriber acquisition fees, net	80,594	51,023
Property and equipment, net	18,560	16,591
Goodwill	314,033	314,033
Prepaid and other assets	13,595	12,467
Total assets	$1,273,826	$917,858

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

(continued)

	As of	As of
	December 31,	September 30,
	2005	2006

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$29,876	$34,011
Accrued restricted stock units	9,299	1,336
Subscriber acquisition fees payable	12,238	2,167
License fees payable to affiliates	2,730	3,398
License fees payable to non-affiliates	50,460	89,568
Payables to affiliates	12,071	13,318
Payables to RHI Entertainment	755	—
Payable to buyer of international business	10,050	5,117
Interest payable	169	119
Capital lease obligation	612	657
Deferred revenue	1,149	—
Deferred credit from technical services agreement	1,323	1,282
Current liabilities held for sale	—	1,211
Total current liabilities	130,732	152,184

Accrued liabilities	24,427	17,570
License fees payable to affiliates	586	2,096
License fees payable to non-affiliates	186,268	97,035
Note and interest payable to HC Crown	86,309	91,540
Note and interest payable to Hallmark Cards affiliate	—	52,309
Payable to Hallmark Cards affiliates	70,000	—
Payable to buyer of international business	8,395	5,720
Senior unsecured note to HC Crown, including accrued interest	509,386	548,333
Credit facility	210,000	221,500
Note and interest payable to Hallmark Cards affiliate	135,187	143,254
Capital lease obligation	16,170	15,672
Company obligated mandatorily redeemable preferred interest	14,537	15,996
Deferred credit from technical services agreement	5,018	3,605
Total liabilities	1,397,015	1,366,814
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 shares issued and outstanding as of December 31, 2005, and September 30, 2006	741	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2005, and September 30, 2006	307	307
Additional paid-in capital	1,423,815	1,457,032
Accumulated deficit	(1,548,052)	(1,907,036)
Total stockholders’ deficit	(123,189)	(448,956)
Total liabilities and stockholders’ deficit	$1,273,826	$917,858

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Revenue:
Subscriber fees	$4,554	$6,022	$13,357	$18,633
Advertising	33,275	40,229	104,243	121,228
Advertising by Hallmark Cards	285	2	1,310	945
Film asset license fees	2,102	989	7,354	1,777
Sublicense fees and other revenue	10,454	76	10,667	230
Total revenue, net	50,670	47,318	136,931	142,813
Cost of Services:
Programming costs:
Affiliates	2,700	3,652	8,388	9,154
Non-affiliates	26,496	31,404	77,243	93,462
Amortization of film assets	13,830	4,560	33,175	21,703
Impairment of film assets	22,939	40,946	22,939	225,832
Subscriber acquisition fee amortization expense	8,688	7,747	26,891	23,260
Amortization of capital lease	289	289	868	868
Other cost of services	2,923	1,786	8,870	8,838
Total cost of services	77,865	90,384	178,374	383,117
Selling, general and administrative expense	15,837	10,682	42,608	32,489
Marketing expense	1,832	3,483	19,082	8,851
Depreciation and amortization expense	993	635	3,525	2,317
Loss from continuing operations before interest expense	(45,857)	(57,866)	(106,658)	(283,961)
Interest expense	(19,346)	(26,461)	(53,686)	(73,077)
Loss before discontinued operations and cumulative effect of change in accounting principle	(65,203)	(84,327)	(160,344)	(357,038)
Loss from discontinued operations, net of tax	(4)	—	(10,676)	—
(Loss) gain from sale of discontinued operations, net of tax	(615)	(1)	(1,964)	153
Loss before cumulative effect of change in accounting principle	(65,822)	(84,328)	(172,984)	(356,885)
Cumulative effect of change in accounting principle	—	—	—	(2,099)
Net loss	$(65,822)	$(84,328)	$(172,984)	$(358,984)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(3,434)	—
Comprehensive loss	$(65,822)	$(84,328)	$(176,418)	$(358,984)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,656	104,788	104,580	104,788
Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	(0.62)	(0.80)	(1.53)	(3.41)
Loss per share from discontinued operations, basic and diluted	(0.01)	(0.00)	(0.12)	(0.00)
Cumulative effect of change in accounting principle, basic and diluted	(0.00)	(0.00)	(0.00)	(0.02)
Net loss per share, basic and diluted	$(0.63)	$(0.80)	$(1.65)	$(3.43)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(172,984)	$(358,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	10,676	—
Loss (gain) on sale from discontinued operations	1,964	(153)
Impairment of film assets	22,939	225,832
Depreciation and amortization	160,127	156,484
Accretion on company obligated mandatorily redeemable preferred interest	2,180	1,460
Provision for allowance for doubtful accounts	1,002	254
Cumulative effect of change in accounting principle	—	2,099
Loss (gain) on sale of property and equipment	(24)	205
Stock-based compensation	8,279	(3,306)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,194)	18,879
(Increase) decrease in receivable from buyer of international business	(428)	389
Additions to program license fees	(113,981)	(52,264)
Additions to subscriber acquisition fees	(7,187)	(224)
Increase in prepaid and other assets	(14,282)	(2,571)
Decrease in accounts payable and accrued liabilities.	(11,986)	(57,819)
Increase in interest payable	40,839	55,200
Decrease in subscriber acquisition fees payable	(23,873)	(10,071)
Increase in license fees payable to affiliates	1,453	2,178
Increase in payables to affiliates	1,222	1,247
Increase (decrease) in deferred revenue	470	(254)
Net cash used in continuing operating activities	(98,788)	(21,419)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(848)	(400)
Payments to buyer of international business	(7,405)	(7,451)
Proceeds from the disposition of property and equipment	25	—
Proceeds from disposition of international business, net of funds transfer fee	221,979	—
Net cash provided by (used in) investing activities	213,751	(7,851)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	1,693	114
Proceeds from tax sharing agreement with Hallmark Cards	26,100	11,982
Borrowings under the credit facility	65,000	15,000
Principal payments under the credit facility	(195,000)	(3,500)
Principal payments under capital lease obligations	(436)	(454)
Net cash (used in) provided by financing activities	(102,643)	23,142
CASH FLOWS FROM DISCONTINUED OPERATIONS (Revised — See Note 2):
Net cash used in discontinued operating activities	(15,320)	—
Net cash used in discontinued investing activities	(60)	—
Net cash used in discontinued financing activities	(411)	—
Effect of exchange rate changes on cash	734	—
Net cash used in discontinued operations	(15,057)	—
Net (decrease) increase in cash and cash equivalents	(2,737)	(6,128)
Cash and cash equivalents, beginning of period	12,102	15,926
Cash and cash equivalents, end of period	$9,365	$9,798
Supplemental disclosure of cash and non-cash activities:
Interest paid	$11,668	$14,221
Income taxes paid	$850	$4
Tax sharing payment from Hallmark Cards applied to payable to Hallmark Cards affiliate	$30,000	$—
Tax sharing payment from Hallmark Cards applied to note payable to Hallmark Cards affiliate	$—	$17,999
Payment from Hallmark Cards applied to note payable to Hallmark Cards affiliate	$—	$3,111
Payable to buyer of international business	$26,803	$—
Deferred credit from technical services agreement	$7,644	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2005 and 2006

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

Sale of Membership Interests in Crown Media Distribution

The Company announced on October 5, 2006, that it has entered into a definitive agreement for the sale of the domestic rights to its film library to RHI Enterprises, LLC (“RHI”). The sale includes all rights in the United States to the approximately 620 television movies, mini-series and series in the Crown Media Distribution library.  The Company will have the right to continue to broadcast selected titles from the library on the Hallmark Movie Channel for up to two years for a total license fee of $100,000.

The Purchase and Sale Agreement between the parties (the “Transaction Agreement”) provides for RHI’s acquisition of the Company’s membership interests in Crown Media Distribution, LLC, the entity which owns the Crown Media Distribution library, for $160.0 million, subject to a purchase price adjustment.  The purchase price will be adjusted in the amount by which accounts receivable from Crown Media Distribution library at closing are either greater or less than $16.5 million, after further adjustments for doubtful accounts, trade payables, cash receipts and current liabilities.

The membership interests of Crown Media Distribution sold to RHI include all accounts receivable and rights and obligations under existing domestic licenses to which Crown Media Distribution is a party, as well as the copyright interests in the Crown Media Distribution library films, interests in the underlying production agreements and physical film materials.  The Company will indemnify RHI for its future obligations to pay residuals and profit participations based on the domestic exploitation of the Crown Media Distribution library by RHI for a period of ten years following the closing of the sale.  The Company will retain the obligation for all unpaid residual and participation obligations that were incurred prior to closing of the sale. The cost to the Company of paying future residuals and profit participations will depend on the level of library sales during the ten year period and has been estimated at $13.0 million in determining an impairment of the Crown Media Distribution Film library as discussed in Note 3 below.  As part of the transaction, Hallmark Cards Incorporated and the Company have entered into an “Intercreditor Agreement” with RHI providing that in the event of bankruptcy of the Company or similar events, the above-mentioned residual and participation obligations that exceed $25.0 million, if any, will be paid before any loan, debt or other credit extension payable by the Company to Hallmark Cards.

Completion of the transaction is subject to termination of a May 2006 Crown Media Distribution library license agreement with a major studio.  Under the terms of that license agreement, the Company will be obligated to refund a $6.0 million distribution advance upon the termination.  See Note 16 below.  The transaction is also subject to other customary closing conditions including approval by the applicable regulatory authorities and the release of bank liens on the Crown Media Distribution assets.  RHI has obtained the necessary equity and debt financing commitments for the transaction, which are subject to customary conditions.

The Transaction Agreement contains customary representations and warranties of the parties, indemnification and termination provisions.

The Company has other existing agreements with RHI Entertainment LLC, an affiliate of RHI, and one of its subsidiaries.  One of these agreements is a film asset service agreement under which RHI Entertainment LLC provides services to Crown Media Distribution related to the administration, distribution and other exploitation of the Crown Media Distribution library.  This agreement will be terminated upon closing of the transaction.  See Note 11 below.

Proceeds from the transaction will be used by the Company to reduce outstanding indebtedness under its bank credit facility. At September 30, 2006, the Company classified the film library related assets and liabilities as assets and liabilities held for sale and recognized an additional impairment of the film assets of approximately $40.9 million, reflecting the expected consideration at the close of the proposed transaction.

The closing of the transaction is anticipated to occur in the fourth quarter of 2006. There can be no assurance that any of the conditions to the transaction will be satisfied or that the transaction will be completed, however, the Company has no reason to believe it will not be.

During the pendency of the sale discussed above, all sales efforts for the Library have been suspended.    If the transaction is not consummated, we expect that there would be a low level of library sales until the Company can restart its sales activities. The failure to consummate the transaction would also severely impact the ability of the Company to continue as a going concern (see “Liquidity” below).

Liquidity

As of September 30, 2006, the Company had $9.8 million in cash and cash equivalents on hand. As of September 30, 2006, the Company had borrowed $221.5 million from a $240.0 million revolving bank credit, which matures May 31, 2007.

The Company’s principal sources of funds are cash on hand, cash generated by operations, tax sharing payments from Hallmark Cards and amounts available under the Company’s revolving bank credit facility. Payments under the tax sharing agreement are affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses.  The Company has received $12.0 million in tax sharing payments in 2006 and does not currently expect to receive any additional cash payments during the remainder of 2006 or 2007. The Company currently has $18.5 million of unused revolving credit commitments, subject to approval from the Board of Directors.

The ability of the existing sources of liquidity to be sufficient to fund the Company’s operations depends upon the Company’s ability to achieve its forecasts, however, management has not always been able to accurately forecast future operations.  In particular, continued growth in subscriber revenue and advertising revenue, as well as completion of the sale of the Crown Media Distribution film library or in the alternative, increasing the cash flow from library sales will be required to maintain liquidity.  Any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs (the extent of such increase subject to the sale discussed above), an increase in competition or other adverse operating conditions would impact the Company’s liquidity and its ability to fund the current level of operations.  To the extent that the Company requires additional capital and additional drawings on the bank credit facility are either not available or are insufficient, the Company would be forced to seek additional funding from the issuance of debt or equity securities, a sale of certain assets or strategic transactions which provide capital. There can be no assurance that the Company would be able to secure additional financing or complete any such transactions.

The Company expects to continue making investments in programming, marketing and distribution during the next twelve months ending September 30, 2007. However, the Company’s liquidity position has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.  The Company has and will continue to seek to sublicense certain of its programming rights but expects that programming expenses and cost of services will increase when compared to these items for the prior twelve month period.

The Company anticipates that its principal uses of funds for the remainder of 2006 will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming (including the prepayment of certain license fees for 2007), and interest under its bank credit facility.

As part of these efforts to improve the capital structure, the Company has entered into an agreement to sell its membership interests in Crown Media Distribution as described in “Sale of Membership Interests in Crown Media Distribution” above.

The Company currently believes that cash on hand, cash generated by operations and the sale of its membership interests in Crown Media Distribution, and availability on its bank credit facility, will be sufficient to fund the Company’s operations and meet its liquidity needs through September 30, 2007.  However, if the Company does not consummate the sale of its membership interests in Crown Media Distribution, its ability to continue as a going concern would be dependent upon the continued financial support of Hallmark Cards. However, at this point in time, Hallmark Cards has no obligation to provide any further funding to the Company.

The Company’s bank credit facility will expire on May 31, 2007.   The Company plans to significantly reduce the amounts outstanding under the credit facility with the proceeds of the sale of the membership interests in Crown Media Distribution. At the same time as making these repayments on the credit facility, the Company intends to reduce the size of the credit facility and, with the lenders’ concurrence, extend the term of the credit facility.  Even if the sale of the film library were not consummated, the Company would intend to extend or refinance the Bank credit facility prior to or upon its maturity.  Any such extension or refinancing might require a continuation of a letter of credit from Hallmark Cards or other steps by the Company and is not assured.

If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility, or alternatively Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and the rights of the lending banks under the bank credit facility.  In that event, Hallmark Cards could demand payment of outstanding amounts at any time after November 15, 2007, under the terms of the waiver and standby purchase agreement (“Waiver Agreement”) described below.

Upon maturity of the credit facility on May 31, 2007, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, would affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company, if it has not secured an extension of the credit facility or alternative financing, would cause Hallmark Cards pursuant to the terms of the Waiver Agreement to exercise its option to purchase all of the outstanding indebtedness under the credit facility and the credit facility would then be subject to terms of the Waiver Agreement not to demand payment prior to November 15, 2007.

Due to the Company’s liquidity issues and its possible inability to meet its obligations when they come due in November 2007, the Company anticipates that prior to November 15, 2007, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, a sale of certain assets or other strategic alternatives.

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

In October 2006, the Company signed a definitive agreement for the sale of the domestic rights to the film library assets and, accordingly, classified the related assets and liabilities as held for sale in the accompanying balance sheet as of September 30, 2006. The accompanying statements of operations and cash flows do not reflect associated revenue and expenses as discontinued operations, because the portions of advertising revenue and related cash collections that are derived from the Company’s use of the film library assets to meet programming requirements of the Channel cannot be distinguished from advertising revenue and cash collections derived from the use of programming licensed from third parties.

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

At June 30, 2006, and September 30, 2006, the Company recorded impairments related to its film assets as described in Note 3 below.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company’s bad debt recovery was $115,000 for the three months ended September 30, 2005. The Company’s bad debt expense was $1.0 million for the nine months ended September 30, 2005. The Company’s bad debt recovery was $1.0 million for the three months ended September 30, 2006. The Company’s bad debt expense was $254,000 for the nine months ended September 30, 2006.

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

Goodwill is reviewed for impairment annually on November 30 or whenever an event occurs or circumstances change that indicates fair value might be below carrying value. Goodwill is carried at historical cost if the estimated fair value is greater than the carrying amounts. However, if estimated fair value is less than the carrying amount, goodwill is reduced to its estimated fair value through an impairment charge to the Company’s consolidated statements of operations.

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

Advertising revenues are recognized as earned in the period in which the advertising is telecast. Revenue is recognized as commercial spots or long form programming is aired and as ratings guarantees to advertisers are achieved. Advertising revenues are recorded net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s broadcasting operations. Customers remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue.

Revenue from film asset licensing agreements is recognized in accordance with Statement of Position 00-2, Accounting by Producers or Distributors of Films. Revenues are recognized when all of the following have occurred:  an agreement is executed, the film is available for exhibition by the licensee, the license fee is fixed or determinable, collectibility is reasonably assured and the cost of each film is known or reasonably determinable. Revenue from film asset licensing agreements containing multiple film titles is allocated among the various film titles based on their relative estimated fair values. Payments received from licensees prior to the availability of a film are recorded as deferred revenue. Fees receivable with terms in excess of one year are discounted for revenue recognition purposes at the customer’s estimated incremental borrowing rate in accordance with Accounting Principles Board (“APB”) Opinion No. 21, Interest on Receivables and Payables.

Taxes on Income

Pursuant to the tax sharing agreement entered into with Hallmark Cards in March 2003, the Company’s results of operations for tax purposes became a part of the Hallmark Cards consolidated federal tax return as of and subsequent to March 2003.  However, the Company continues to account for income taxes on a separate return basis. Accordingly, the Company accounts for income taxes using an asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Any payments received from Hallmark Cards or offsets applied to Hallmark Cards or Hallmark related obligations under the tax sharing agreement are recorded as an increase in additional paid-in capital and any future utilization of deferred tax assets generated after March 2003 will be recorded as a reduction in paid-in capital, to the extent payments were previously received from Hallmark Cards for such benefits under the tax sharing agreement.

Stock-Based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), Share-Based Payment which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., usually the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date is recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

In connection with the adoption of SFAS 123R, we recorded a cumulative catch-up adjustment of $2.1 million related to restricted stock units (“RSUs”) granted under the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the “Plan”). See Note 12 for further information regarding our stock-based compensation assumptions and expenses.

The following table sets forth the pro forma amounts of net income and net loss per share, for the three and nine months ended September 30, 2005, that would have resulted if we had accounted for our employee stock options under the fair value recognition provisions of SFAS 123:

Pro Forma Effects

(In thousands, except per share amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2005

Net loss	$(65,822)	$(172,984)
Pro forma stock options expense at estimated fair value	(30)	(291)
Stock option expense included in net loss	—	14
Pro forma net loss	$(65,852)	$(173,261)
Weighted average shares	104,656	104,580
Pro forma net loss per share, basic and diluted	$(0.63)	$(1.66)

Upon exercise of outstanding stock options, we have and will continue to issue common stock.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and restricted stock units. For the three and nine months ended September 30, 2005 and 2006, respectively, approximately 883,000 and 845,000 stock options have been excluded from the calculations of earnings per share because their effects would have been antidilutive.

Translation of Foreign Currency

Through April 26, 2005, the balance sheets and statements of operations and comprehensive loss of certain Crown Media Holdings’ foreign subsidiaries were measured using local currency as the functional currency. Revenue, expenses and cash flows of such subsidiaries were translated into United States dollars at the average exchange rates prevailing during the period. Assets and liabilities were translated at the rates of exchange at the balance sheet date. Translation gains and losses were deferred as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses recorded upon the remeasurement of financial assets and liabilities denominated in currencies other than the functional currency of the subsidiary were included in determining net loss for the period.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 157.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material effect on its results of operations or financial position.

3. Film Library Impairment

In the second quarter of 2006 the Company retained an investment banking firm to solicit expressions of interest from third parties for the potential purchase of the Company’s film library.  As a result of non-binding bids received in the second quarter and an agreement dated October 5, 2006 for the sale of the library, management deemed it necessary to review its film assets for impairment as of both June 30, 2006 and September 30, 2006.  The fair values used in the impairment analyses were derived by management taking into account the following: (1)  an implied purchase prices from bid parties and a contractual sales price at June 30, 2006 and September 30, 2006, respectively, with adjustments to take into account the terms of the proposed sale including the estimated future cost of the Company’s indemnification of the buyer for retention of residual and participation liabilities arising from the buyer’s use of the library for a 10-year period following the closing of the sale; (2) the estimated fair value of rights for the Company’s retained, non-exclusive use of certain films for showing on its Hallmark Movie Channel for a limited period of time; and (3) the amount of accounts receivable related to the film library, which are part of the membership interests in Crown Media Distribution being sold. The resulting non-cash impairment charges of $40.9 million and $225.8 million for the three and nine months ended September 30, 2006, respectively, are included in impairment of film assets on the accompanying statement of operations.

The bids used in management’s valuation of the film assets at June 30, 2006 and the purchase price and related terms of the proposed sale of the film library at September 30, 2006 involve lump sum amounts with no values applied to individual films or groups of films.  However, under applicable accounting requirements the impairment analyses must be prepared on a film-by-film basis. Having concluded that since August 31, 2005, the date of the most recent film-by-film valuation, each individual film has retained its relative value with respect to the film library taken as a whole as of June 30 and September 30, 2006, management has allocated the total estimated fair value at those dates on the basis of the estimated relative fair values of each film as of August 31, 2005.  Non-cash impairment charges were recorded at both June 30, 2006 and September 30, 2006 to reflect the amounts by which the carrying values of individual films exceeded the respective estimated fair values.

In preparing the impairment analyses management relied upon various estimates, including those made by consultants retained by the Company, which were based on information known at the time of the analyses.  Estimates are subject to risks and uncertainties which could cause actual results to differ materially from those projected or implied in the determination of the fair values of the film library as of June 30, 2006 and September 30, 2006.  There is no certainty that a sale of the film library will occur.

In the third quarter of 2005, the Company reviewed each of its film asset titles for impairment. The Company computed the fair value of the rights to each film using the discounted cash flows attributable to estimated future third party sales and internal use at September 30, 2005. A non-cash impairment charge was recorded in the third quarter of 2005 to reflect the amounts by which the carrying values of individual films exceeded the respective estimated fair values.  The resulting non-cash impairment charge of $22.9 million is included in impairment of film assets on the accompanying statement of operations for the three and nine months ended September 30, 2005.

4. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of September 30,
	2005	2006
	(In thousands)
Subscriber acquisition fees, at cost	$221,594	$192,890
Accumulated amortization	(141,000)	(141,867)
Subscriber acquisition fees, net	$80,594	$51,023

Of the net balance at September 30, 2006, the Company expects $12.2 million will be recognized as a reduction of subscriber fee revenue and $38.8 million will be recognized as subscriber acquisition fee expense in future periods.

As of December 31, 2005, and September 30, 2006, the consolidated balance sheets also reflect subscriber acquisition fees payable of $12.2 million and $2.2 million, respectively. For the three months ended September 30, 2005 and 2006, Crown Media United States made cash payments of $1.3 million and $0, respectively. For the nine months ended September 30, 2005 and 2006, Crown Media United States made cash payments of $31.1 million and $10.3 million, respectively.

5. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of September 30,
	2005	2006
	(In thousands)
Program license fees — RHI Entertainment Distribution	$164,752	$174,262
Program license fees — NICC	9,411	22,634
Program license fees — other affiliates	368	368
Program license fees — non-affiliates	365,429	330,886
Program license fees, at cost	539,960	528,150
Accumulated amortization	(202,865)	(242,460)
Program license fees, net	$337,095	$285,690

Programming costs for the three months ended September 30, 2005 and 2006, were $29.2 million and $35.1 million, respectively. Programming costs for the nine months ended September 30, 2005 and 2006, were $85.6 million and $102.6 million, respectively.

At December 31, 2005, and September 30, 2006, $30.4 million and $34.0 million of program license fees were included in prepaid program license fee assets on the accompanying condensed consolidated balance sheets as the Company had made payments, but the airing windows had not commenced.

License fees payable are comprised of the following:

	As of December 31,	As of September 30,
	2005	2006
	(In thousands)
License fees payable — RHI Entertainment Distribution	$22,704	$16,152
License fees payable — NICC	3,315	5,494
License fees payable — non-affiliates	214,025	170,451
Total license fees payable	240,044	192,097
Less current maturities	(53,190)	(92,966)
Long-term license fees payable	$186,854	$99,131

6. Property and Equipment

Property and equipment are comprised of the following:

	As of December 31,	As of September 30,	Depreciable Life
	2005	2006	(In years)
	(In thousands)
Technical equipment and computers	$14,650	$14,958	3-5
Leased assets	17,363	17,363	15
Furniture, fixtures and equipment	1,235	1,241	5
Leasehold improvements	3,344	2,853	3-7
Construction-in-progress	18	86
Property and equipment, at cost	36,610	36,501
Accumulated depreciation	(18,050)	(19,910)
Property and equipment, net	$18,560	$16,591

Depreciation expense related to property and equipment was $853,000 and $640,000 for the three months ended September 30, 2005 and 2006, respectively. Depreciation expense related to property and equipment was $2.6 million and $2.2 million for the nine months ended September 30, 2005 and 2006, respectively.

Software and other intangible assets of $2.0 million and $1.1 million as of December 31, 2005, and September 30, 2006, respectively, have been included in prepaid and other assets in the accompanying condensed consolidated balance sheets.

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

At December 31, 2005, and September 30, 2006, Crown Media Holdings had outstanding borrowings of $210.0 million and $221.5 million, respectively, under the credit facility. At December 31, 2005, $210.0 million of the outstanding balance bore interest at the Eurodollar rate (5.39% at December 31, 2005). At September 30, 2006, $221.5 million of the outstanding balance bore interest at the Eurodollar rate (6.07% at September 30, 2006). Interest expense on borrowings under the credit facility for the three months ended September 30, 2005 and 2006, was $2.1 million, and $3.5 million, respectively. Interest expense on borrowings under the credit facility for the nine months ended September 30, 2005 and 2006, was $8.0 million, and $9.7 million, respectively.

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

The Company was in compliance with its debt covenants at September 30, 2006.

8. Related Party Long-Term Obligations

Waiver and Standby Purchase Agreement

 Under the Waiver Agreement dated March 21, 2006, as amended through November 6, 2006, Hallmark Cards agreed to defer all payments due on any of the following obligations and, except where noted, payment of interest thereon until November 15, 2007 or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•                                          Note, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at September 30, 2006, including accrued interest was $91.5 million. See Note Payable to HC Crown below.)

•                                          10.25% senior unsecured discount note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown.  (Total amount outstanding at September 30, 2006, including accrued interest was $548.3 million. See Senior Unsecured Note below.)

•                                          $70.0 million account payable to Hallmark Entertainment Holdings arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at September 30, 2006, including accrued interest was $52.3 million. See Promissory Note with Hallmark Entertainment Holdings below.)

•                                          Note, dated as of October 1, 2005, in the principal amount of $132.8 million, payable to Hallmark Entertainment Holdings. (Total amount outstanding at September 30, 2006, including accrued interest was $143.3 million. See Promissory Note with Hallmark Entertainment Holdings below.)

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

The waiver termination date is November 15, 2007 or earlier upon occurrence of any of the following events:  (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution (formerly known as Hallmark Entertainment Distribution at which time it was a wholly-owned subsidiary of Hallmark Cards); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; or (e) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement.

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

The Waiver Agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement and Hallmark Cards’ share of the amounts payable under the December 1, 2005, agreement with NICC (described in Note 10) against these obligations.  On September 1, 2006, Hallmark Cards elected to apply its $3.1 million share of the NICC obligations against the amounts due under the $70.0 million Promissory  Note to Hallmark Entertainment Holdings (described below), thereby reducing the principal amount of that Note by $3.1 million. Additionally, during the third quarter of 2006, Hallmark Cards applied $18.0 million of benefit from the Tax Sharing Agreement against the principal amount due under the March 21, 2006, promissory note with Hallmark Entertainment Holdings. Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.   “Excess Cash Flow” is defined as 1) the net proceeds of any debt or equity financings or sale of assets; 2) the net cash proceeds from the incurrence by the Company of indebtedness; 3) the net cash proceeds from the sale, transfer or release by the Company of assets outside the ordinary course of business; and 4) if positive, the consolidated net cash flow from operations of Crown Holdings for any calendar quarter as shown in an SEC report, less cash funds used to pay current operating expenses and to pay or establish reasonable reserves for future expenses, indebtedness payments, and capital improvements and replacements as determined by the Board of Directors of the Company.

As consideration for the Waiver Agreement in March 2006, we converted the $70.0 million account payable to Hallmark Entertainment Holdings arising out of our purchase of the Hallmark Entertainment film library to a promissory note described below, bearing interest at LIBOR plus 3% per annum.  This note is payable in full on November 15, 2007, and accrued but unpaid interest is added to the outstanding principal amount on an annual basis.   We also agreed in March 2006 to:

•        amend the 2001 and 2005 notes described above to add the accrued but unpaid interest, currently and annually, to the outstanding principal amounts ;

•        use  our  commercially reasonable efforts to refinance all of  our  obligations to Hallmark Cards and affiliates noted above;  and

•        comply with  our  covenants and obligations under the bank credit facility .

In addition, we provided in March 2006 a release to Hallmark Cards and related parties for any matters prior to the date of the Waiver Agreement and relating to the capacity of the released parties as beneficiaries of  our obligations under the Waiver Agreement or the deferred obligations listed above. This release was extended in the August 8, 2006, and November 6, 2006, amendments to matters prior to the dates of the amendments.

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

In conjunction with Amendment No. 10, Hallmark Cards extended its letter of credit to correlate to the maturity date of the credit facility and also increased the size of the letter of credit from $220.0 million to $240.0 million.  In consideration of this extension and increase in the size of the letter of credit, the Company agreed to continue to pay Hallmark Cards the difference between the interest rate formerly charged the Company before the letter of credit was available and the rate now charged with the backing of the letter of credit.  Since the interest rate was further reduced in Amendment No. 10 to LIBOR plus 0.75%, the interest differential now payable to Hallmark Cards is 2.25% of the outstanding indebtedness under the credit facility. In addition, the Company agreed to continue to pay the fee charged by Citigroup for the letter of credit which was increased to 0.875% of the amount of the letter of credit.

Senior Unsecured Note

In August 2003, the Company issued a senior unsecured note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

The principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007.  From that date, interest at 10.25% per annum will be payable semi-annually in arrears on the accreted value of the senior unsecured note to HC Crown. The senior unsecured note payable to HC Crown does not require cash payments until August 2007. The note matures on August 5, 2011, and is pre-payable by Crown Media Holdings at any time after August 5, 2004, without penalty. At December 31, 2005, and September 30, 2006, $509.4 million and $548.3 million, respectively, of principal and accreted interest were included in the senior unsecured note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company’s stock, investments in other parties and the incurrence of liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Promissory Note  with HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown maturing on the earlier of six months from the termination of the bank credit facility or December 21, 2007.  Due to the Waiver Agreement, the promissory note and related interest are not due until November 15, 2007. This promissory note is subordinate to the bank credit facility. The rate of interest under this promissory note is equal to LIBOR plus three percent. At December 31, 2005, and September 30, 2006, the principal amounts of the note were $75.0 million and $86.3 million, respectively. Accrued interest on the note of $11.3 million (which was subsequently added to the principal amount of the note) and $5.2 million are included in promissory note and interest payable to HC Crown as of December 31, 2005, and September 30, 2006, respectively, on the accompanying condensed consolidated balance sheets. At December 31, 2005, and September 30, 2006, the outstanding balances bore interest at the Eurodollar rates of 7.08% and 8.48%, respectively.

Promissory Notes with Hallmark Entertainment Holdings

As consideration for extending the demand period for the possible reimbursement of amounts drawn on the letter of credit supporting the credit facility, the Company agreed in October 2005 to convert a portion of its license fees payable to Hallmark affiliates, which were approximately $132.8 million, to a promissory note bearing interest at LIBOR plus 3% per annum.  The term of the promissory note began on October 1, 2005 and is payable in full on August 31, 2006 (amended to November 15, 2007, by the Waiver Agreement).  Accrued interest on the note of $2.4 million and $10.5 million, respectively, is included in note and interest payable to Hallmark Cards affiliate as of December 31, 2005, and September 30, 2006, on the accompanying condensed consolidated balance sheets. Due to the Waiver Agreement, interest is not due until November 15, 2007. At December 31, 2005, and September 30, 2006, $132.8 million of the outstanding balance bore interest at the Eurodollar rates of 7.08% and 8.48%. This note was transferred to a subsidiary of Hallmark Cards prior to the sale by Hallmark Cards of its interests in Hallmark Entertainment LLC, now called RHI Entertainment LLC (“RHI Entertainment”).

As consideration for extending the demand period for the possible reimbursement of amounts drawn on the letter of credit supporting the credit facility, the Company agreed in March 2006 to convert its payable to a Hallmark Cards affiliate, which was approximately $70.4 million, to a promissory note bearing interest at LIBOR plus 3% per annum.  The term of the promissory note began on March 21, 2006, and is payable in full on November 15, 2007. Accrued interest on the note of $3.0 million is included in note and interest payable to Hallmark Cards affiliate as of September 30, 2006, on the accompanying condensed consolidated balance sheets. Due to the Waiver Agreement, interest is not due until November 15, 2007. At September 30, 2006, $49.3 million of the outstanding balance bore interest at the Eurodollar rates of 8.48%.

During the third quarter of 2006, Hallmark Cards used $18.0 million of the approximately $18.0 million non-interest bearing balance of the 25% in federal tax benefits held by Hallmark Cards to offset the $70.4 million promissory note of the Company with Hallmark Entertainment Holdings. On September 1, 2006, Hallmark Cards also net $3.1 million against the $70.4 million promissory note with Hallmark Entertainment Holdings, which offset was related to the December 1, 2005, agreement with NICC.

Interest Paid to HC Crown

Interest expense payable to HC Crown, which formerly was payable to the Company’s bank syndicate and resulted from a reduction in the interest rate and commitment fee payable to the Company’s bank syndicate in Amendment No. 8 to the Company’s credit facility, was $3.2 million and $25,000 at December 31, 2005 and September 30, 2006, respectively.  Such interest expense payable to HC Crown was $1.9 million and $1.1 million for the three months ended September 30, 2005 and 2006, respectively. Such interest expense payable to HC Crown was $3.4 million and $3.3 million for the nine months ended September 30, 2005 and 2006, respectively.

9. Related Party Transactions

Tax Sharing Agreement

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “tax sharing agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return.  Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future federal tax losses, which may be generated by Crown Media Holdings.  Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return.  These benefits are estimated and paid 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer.  A final true-up calculation is completed within 15 days after Hallmark Cards files its consolidated federal income tax return for the year.  Pursuant to the true-up calculation, Crown Media Holdings is obligated to reimburse Hallmark Cards the amount that any estimated payments have exceeded the actual benefit realized by Hallmark Cards and Hallmark Cards is obligated to pay Crown Media Holdings the amount that any actual benefit exceeds the estimated payments.  Under the tax sharing agreement, at Hallmark Cards’ option, the non-interest bearing balance of the 25% in federal tax benefits may be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. During the third quarter of 2005, Hallmark Cards used $30.0 million of the estimated $45.7 million balance of this 25% balance to offset intercompany debt.  During the third quarter of 2006, Hallmark Cards used $18.0 million of the approximately $18.0 million balance of this 25% balance to reduce the principal amount due under the March 21, 2006, promissory note with Hallmark Entertainment Holdings.

Excluding the $30.0 million and $18.0 million that were part of the 25% balance and were offset against the promissory note as described above, the Company received under the tax sharing agreement $4.7 million and $7.0 million during the three months ended September 30, 2005, and September 30, 2006, and received $26.1 million and $12.0 million during the nine months ended September 30, 2005, and September 30, 2006.  Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreement are recorded as an addition to paid-in capital in the accompanying consolidated statements of stockholders’ equity.

Services Agreement with Hallmark Cards

The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for an additional year through January 1, 2007.  Under the agreement, Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services.  Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. This amount was increased to $530,000 for 2006. However, the Company has not been paying these amounts as they are due. For the three months ended September 30, 2005 and 2006, Crown Media Holdings had accrued $129,000 and $133,000, respectively, under the agreement. For the nine months ended September 30, 2005 and 2006, Crown Media Holdings had accrued $386,000 and $398,000, respectively, under the agreement. At December 31, 2005, and September 30, 2006, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $10.1 million and $13.3 million, respectively, were included in payable to affiliates in the accompanying condensed consolidated balance sheets.

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

Intercreditor Agreement

For information regarding an intercreditor agreement that deals with residual and participation liabilities for the use of film assets by the proposed buyer of the Company’s domestic film library, see Note 1 above.

Payment from Hallmark Cards

On September 1, 2006, Hallmark Cards net $3.1 million against the $70.4 million promissory note of the Company with Hallmark Entertainment Holdings.  The $3.1 million was related to the December 1, 2005, agreement with NICC.

10. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

VISN (a subsidiary of NICC) owns a $25.0 million company obligated mandatorily redeemable preferred interest in Crown Media United States (the “preferred interest”) issued in connection with an investment by the Company in Crown Media United States. On November 13, 1998, the Company, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated agreement governing the operation of Crown Media United States, as amended at various times through December 1, 2005 (the “company agreement”).

 Under the company agreement, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Crown Media United States has net profits in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of (i) such excess net profits; (ii) $5.0 million; or (iii) the amount equal to the preferred liquidation preference on the date of redemption.  Crown Media United States may voluntarily redeem the preferred interest at any time, however, it is obligated to do so on the date of redemption (December 31, 2010). Due to the mandatory redemption provision of the preferred interest, on July 1, 2003, the preferred interest was remeasured at fair value and reclassified to non-current liabilities in accordance with the provisions of SFAS No. 150. The preferred interest has a liquidation preference of $25.0 million.

A December 2005 agreement between Crown Media Holdings and NICC replaced a prior program production agreement and settled various disputes which had arisen under the prior agreement.  In the new agreement, the Company agreed to fund and license the following programming produced by NICC through the end of 2007:

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

During the three months ended September 30, 2005 and 2006, Crown Media United States paid NICC $4.5 million and $3.8 million, respectively, pursuant to the company agreement, as amended. During the nine months ended September 30, 2005 and 2006, Crown Media United States paid NICC $9.7 million and $15.1 million, respectively, pursuant to the company agreement, as amended.

11.  RHI Entertainment

Costs Incurred on Crown Media Holdings’ Behalf

Since inception of Crown Media Holdings, RHI Entertainment has at times paid certain costs on behalf of Crown Media Holdings. Non-interest bearing unreimbursed costs of $567,000 and $0 are included in payable to RHI Entertainment in the accompanying condensed consolidated balance sheets as of December 31, 2005, and September

30, 2006, respectively.

Film Asset Services Agreement with RHI Entertainment

The Company has a film asset services agreement with RHI Entertainment, under which RHI Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. In consideration for the services provided by RHI Entertainment, Crown Media Holdings was, prior to the sale of the Company’s international operations, obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. At December 31, 2005, and September 30, 2006, non-interest bearing unpaid accrued service fees of $188,000 and $0 were included in payable to RHI Entertainment in the accompanying condensed consolidated balance sheets. Following the sale of the Company’s international operations, the annual fee for these services was reduced to $750,000 per year. This agreement will be terminated if the sale of the Company’s film library is completed.

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

In addition to the original movies and mini-Series, Crown Media United States has agreed to license from RHI Entertainment Distribution 22 “off-network” movies and mini-series in 2005 and a maximum of 15 such movies and mini-series in 2006 through 2013.  These programs generally will not have been seen on cable television in the United States prior to their exhibition on the Hallmark Channel.  The license fees payable for the off-network movies are $268,029 per movie in 2005; $281,420 per movie in 2006; $295,491 per movie in 2007 and $310,266 per movie in 2008 and subsequent years.  The license fees payable for the off-network mini-series are $335,024 per hour in 2005; $351,775 per hour in 2006; $369,364 per hour in 2007 and $387,832 per hour in 2008 and subsequent years.  Crown Media United States’ initial exhibition period for these off-network movies and mini-series is three years and Crown Media United States’ exhibition rights are exclusive in all television media in the United States, including Puerto Rico.  Crown Media United States’ exhibition rights to these off-network movies and mini-series do not, however, include pay per view or video on demand.  RHI Entertainment Distribution has an option to require Crown Media United States to license these off-network movies and mini-series for an additional, consecutive three year period at a cost of 50% of the initial license fee.

Crown Media United States has also agreed to license up to 143 older movies and mini-series from the RHI Entertainment Distribution Library for a three year exclusive exhibition window, at an approximate total cost of $57.5 million.  Most of these movies and mini-series have previously been exhibited on the Hallmark Channel or Hallmark Movie Channel.

Under both the current and previous agreements with RHI Entertainment Distribution, Crown Media United States is obligated to share equally with RHI Entertainment Distribution the amount by which third party sub-licensing fees exceed the initial program license fee paid to RHI Entertainment Distribution.  Crown Media United States did not sub-license any RHI licensed program to a third party that resulted in revenue sharing during the three months ended September 30, 2005 and 2006. Crown Media United States did not sub-license any RHI licensed program to a third party that resulted in revenue sharing during the nine months ended September 30, 2005 and 2006.

Programming costs related to the RHI Entertainment Distribution program agreements were $7.6 million and $11.9 million for the three months ended September 30, 2005 and 2006, respectively. Programming costs related to the RHI Entertainment Distribution program agreements were $21.5 million and $32.4 million for the nine months ended September 30, 2005 and 2006, respectively. As of December 31, 2005, and September 30, 2006, $22.7 million and $16.2 million, respectively, are included in license fees payable to non-affiliates in the accompanying consolidated balance sheets. Crown Media Holdings paid RHI Entertainment Distribution $6.0 million and $16.6 million for license fees during the three months ended September 30, 2005 and 2006, respectively. Crown Media Holdings paid RHI Entertainment Distribution $47.5 million and $36.7 million for license fees during the nine months ended September 30, 2005 and 2006, respectively.

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

The Company recorded $503,000 of compensation expense related to restricted stock units for the three months ended September 30, 2006, on our consolidated statement of operations as a component of selling, general and administrative expense. The Company recorded a $3.3 million compensation benefit related to restricted stock units and $10,000 compensation expense related to stock options for the nine months ended September 30, 2006, on our consolidated statement of operations as a component of selling, general and administrative expense.

The Company recorded $3.0 million of compensation expense associated with the Employment and Performance RSUs during the three months ended September 30, 2005, which has been recorded as a liability for RSUs in the accompanying consolidated balance sheets and is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The Company recorded $8.3 million of compensation expense associated with the Employment and Performance RSUs during the nine months ended September 30, 2005, which has been recorded as a liability for RSUs in the accompanying consolidated balance sheets and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

As of September 30, 2006, there was no unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to our employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option program for the nine months ended September 30, 2006:

	Shares (in thousands)	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Aggregate Intrinsic Value	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term

Balance, December 31, 2005	867		$10.42
Options cancelled	(22)	$8.94-16.38	$12.13
Balance, September 30, 2006	845		$10.37	$0.00	$3.56	2.32
Exercisable	845		$10.37	$0.00	$3.56	2.32

Information regarding stock options at September 30, 2006, is summarized below:

Options Outstanding and Exercisable
Range of Exercise Prices Per Option	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Option
	(In thousands)	(In years)
$6.30-10.50	527	0.83	$9.11
$10.51-12.60	236	5.25	$11.48
$12.61-14.70	42	2.73	$14.00
$14.71-21.00	40	4.11	$16.62
	845	2.32	$10.37

General Restricted Stock Unit Information

The Company’s restricted stock units (“RSUs”) vest based on either employment or performance conditions. Certain RSUs vest either in one-third increments on the anniversary of the grant date in each of the three years following the grant or all at one time on the third year anniversary of the grant date, in both cases based on continuing employment (“Employment RSUs”). Other RSUs vest on the third anniversary date of the grant date, provided that the price of the Company’s Class A common stock is at least $14 or higher on that date (“Performance RSUs”). See Note 17, Subsequent Events, below for information regarding RSUs granted in October 2006.

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

In June 2005, the Company’s Board of Directors approved a grant to those Directors who were not employees of the Company or of Hallmark Cards or its affiliated companies, of 70,884 RSUs.  The RSUs vest in equal one-third installments over three years on the anniversary of the grant dates each year. In July 2005, the shareholders approved an amendment to our Plan, which ratified an amendment adopted by the Board of Directors in June 2005 to allow the grant of RSUs to our Directors. Since the vesting dates were determined as if these grants were in May 2003 and May 2004 and some portions of the grants had, therefore, vested, in August 2005, the Company settled the vested RSUs held by these Directors for approximately $353,000 in cash. In June 2006, the Company settled vested RSUs for approximately $80,000 in cash.

In August 2005, the Company’s Board of Directors approved an additional grant of 828,000 Employment and Performance RSUs to employees. The Employment RSUs, which constitute 50% of the award granted in 2005, vest in equal one-third installments over the next three years on the anniversary of the grant date each year. The Performance RSUs, constituting 50% of the award granted in 2005, vest on the 3rd anniversary of the grant date, provided that the price of the Crown common stock is $14 or higher on that date. In August 2006, the Company settled vested RSUs for approximately $442,000 in cash.

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

In August 2005, the Company’s Board of Directors approved a grant to those Directors who were not employees of the Company or of Hallmark Cards or its affiliated companies, a total of 31,570 RSUs. The RSUs vest in equal one-third installments over three years on the anniversary of the grant dates each year. In August 2006, the Company settled vested RSUs for approximately $34,000 in cash.

In August 2006, the Company’s Board of Directors approved a grant to those Directors who were not employees of the Company or of Hallmark Cards or its affiliated companies, a total of 71,979 RSUs. The RSUs vest in equal one-third installments over three years on the anniversary of the grant dates each year.

Additionally, in August 2006, one executive retired and the Company settled vested RSUs for approximately $16,000 in cash.

In August 2006, the Company’s Board of Directors approved an additional grant of 1,298,000 Employment and Performance RSUs to the executive officers and other employees. The Employment RSUs constitute 35% of the grant and the Performance RSUs 65%.  The Employment RSUs will vest and be settled in stock or cash on August 17, 2009, the third anniversary of the grant date, provided the individual holding the RSUs is employed by the Company on that date. Performance RSUs become eligible to vest (“Achieved Performance RSUs”), in the range of 150% (which results in an award of additional Performance RSUs) to 0% of the Performance RSUs, depending upon the successful renewal of specific distributor agreements within certain time periods.  Sixty-five percent of the Achieved Performance RSUs will fully vest upon the signing of the renewal agreements, which the Company intends to complete by November 2007.  In a second vesting, 65% to 135% (“the Modifier”) of the Achieved Performance RSUs (less the Achieved Performance RSUs previously vested) will vest on December 31, 2008, based upon a formula using subscriber revenue achieved for a specified time period.

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

Under FAS 123R, the fair value of the 2003, 2004 and 2005 Employment RSU grants are estimated using a Black-Scholes Merton option pricing model.  The fair value of the 2004 and 2005 Performance RSU grants are estimated at each reporting date using a Monte Carlo Lattice option pricing model. Beginning in 2006, the Company is applying a forfeiture rate to the RSUs as required by SFAS No. 123R.

	Units	Weighted-Average Remaining
Employment RSUs	(in thousands)	Contractual Term

Outstanding Balance, December 31, 2005	1,477,343
Units issued	454,300
Units settled in cash	(1,009,453)
Units cancelled	(152,223)
Outstanding Balance, September 30, 2006	769,967	2.28

The closing price of a share of our common stock on December 31, 2005, was $9.17, $6.34 on March 31, 2006 and $4.12 on June 30, 2006, and was $4.49 on September 30, 2006.

	Units	Weighted-Average Remaining
Performance RSUs	(in thousands)	Contractual Term

Outstanding Balance, December 31, 2005	688,500
Units issued	843,700
Units cancelled	(240,500)
Outstanding Balance, September 30, 2006	1,291,700	2.39

At December 31, 2005, the 2004 Performance RSUs were valued at $1.61 per unit, the 2005 Performance RSUs were valued at $4.36 per unit, and the CEO Performance RSUs were valued at $1.23 per unit. At September 30, 2006, the 2004 Performance RSUs were valued at $0.05 per unit, the 2005 Performance RSUs were valued at $0.49 per unit. The CEO Performance grant expired in May 2006. Valuation of these Performance RSU grants is based upon market conditions.

The following table includes assumptions used to value the Employment and Performance RSUs at September 30, 2006.

	2004 Grant	2005 Grant
Expected volatility	60.97%	46.94%
Expected dividends	0	0
Expected Term (in years)	0.67	1.88
Risk-free rate	4.91%	4.71%

The following table includes assumptions used to value the Performance RSUs at January 1, 2006.

	2004 Grant	2005 Grant	CEO Grant
Expected volatility	39.34%	48.87%	40.04%
Expected dividends	0	0	0
Expected Term (in years)	1.42	2.67	0.46
Risk-free rate	4.38%	4.37%	4.37%

Under FAS 123R, the fair value of each 2006 Employment and Performance RSU grant is estimated using the fair value of $4.49 based upon the closing price of a share of our common stock as of the September 30, 2006, reporting date.  Valuation of the 2006 Employment RSUs is based solely on a service condition.  Valuation of the 2006 Performance RSUs is based upon a service condition and a performance condition.

In connection with the adoption of SFAS 123R, we recorded total compensation costs related to RSUs granted under the Plan of $2.1 million as a cumulative catch-up adjustment during the nine months ended September 30, 2006. Prior to January 1, 2006, the Performance RSUs were not recorded on the Company’s financial statements as a liability, as it was not deemed probable that these units would be settled based on the performance of the Company’s common stock.

	Units	Weighted-Average Remaining
Board of Directors RSUs	(in thousands)	Contractual Term

Outstanding Balance, December 31, 2005	32,468
Units issued	103,549
Units settled in cash	(28,710)
Units cancelled	(26,157)
Outstanding Balance, September 30, 2006	81,150	2.57

13. Employee Benefits

Deferred Compensation Plans

The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $3.2 million at both December 31, 2005, and September 30, 2006, are included in the accompanying balance sheets among short and long-term accrued liabilities. The Company has suspended this plan for 2006 and there will be no deferrals of employee compensation earned in 2006.  The Company will, however, continue to pay interest on amounts deferred in previous years and pay out these amounts in accordance with the terms of the plan. The Company intends to reactivate the plan in 2007.

The Company also sponsors a deferred compensation plan for its Board of Directors.  Participants in this plan earn interest on their deferred compensation. Related liabilities of $538,000 and $575,000 at December 31, 2005, and September 30, 2006, respectively, are included in the accompanying balance sheets among short and long-term accrued liabilities. The Company has suspended this plan for 2006 and there will be no deferrals of director compensation earned in 2006.  The Company will, however, continue to pay interest on amounts deferred in previous years and pay out these amounts in accordance with the terms of the plan. The Company also intends to reactivate this plan in 2007.

Severance

In April 2006, the Company terminated approximately 20 employees in conjunction with its cost savings efforts. The Company’s severance costs related to these employees were approximately $2.3 million.

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

The following tables present the Company’s key performance measures (in thousands):

Three Months Ended September 30, 2005

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenues	$48,266	$(15,373)	$17,777	(1)	$50,670
Programming costs	(37,284)	(105)	8,193	(1)	(29,196)
Amortization of film assets	—	2,565	(16,395	)(1)	(13,830)
Impairment of film assets	—	(22,939)	—	(1)	(22,939)
Subscriber acquisition fee amortization expense	(9,534)	—	846	(1)	(8,688)
Operating costs	(3,368)	156	—	(1)	(3,212)
Selling, marketing, general and administrative expenses	(8,160)	(10,502)	—		(18,662)
Loss from continuing operations	(10,080)	(46,198)	10,421		(45,857)
Interest expense	(1,228)	(18,118)	—		(19,346)
Loss from discontinued operations	—	(4)	—	(2)	(4)
Loss on sale of discontinued operations	—	(615)	—		(615)
Net loss	$(11,308)	$(64,935)	$10,421		$(65,822)
Total assets	$781,394	$468,577	$—	(2)	$1,249,971

Nine Months Ended September 30, 2005

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenues	$129,062	$71,643	$(63,774	)(1)	$136,931
Programming costs	(108,870)	(312)	23,551	(1)	(85,631)
Amortization of film assets	—	(69,658)	36,483	(1)	(33,175)
Impairment of film assets	—	(22,939)	—	(1)	(22,939)
Subscriber acquisition fee amortization expense	(29,430)	—	2,539	(1)	(26,891)
Operating costs	(7,979)	(1,968)	209	(1)	(9,738)
Selling, marketing, general and administrative expenses	(40,929)	(24,499)	213		(65,215)
Loss from continuing operations	(58,146)	(47,733)	(779)		(106,658)
Interest expense	(3,421)	(51,844)	1,579		(53,686)
Loss from discontinued operations	—	(10,676)	—		(10,676)
Loss from sale of discontinued operations	—	(1,964)	—	(2)	(1,964)
Net loss	$(61,567)	$(112,217)	$800		$(172,984)
Total assets	$781,394	$468,577	$—	(2)	$1,249,971

Three Months Ended September 30, 2006

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenues	$46,326	$762	$230	(1)	$47,318
Programming costs	(42,324)	(46)	7,314	(1)	(35,056)
Amortization of film assets	—	(441)	(4,119	)(1)	(4,560)
Impairment of film assets	—	(38,308)	(2,638	)(1)	(40,946)
Subscriber acquisition fee amortization expense	(8,593)	—	846	(1)	(7,747)
Operating costs	(2,494)	419	—	(1)	(2,075)
Selling, marketing, general and administrative expenses	(10,222)	(4,578)	—		(14,800)
Loss from continuing operations	(17,307)	(42,192)	1,633		(57,866)
Interest expense	(3,607)	(22,854)	—		(26,461)
Loss from discontinued operations	—	—	—		—
Gain on sale of discontinued operations	—	(1)	—	(2)	(1)
Cumulative effect of change in accounting principle	—	—	—		—
Net loss	$(20,914)	$(65,047)	$1,633		$(84,328)

Total assets	$758,776	$159,082 (3)	$—		$917,858

Nine Months Ended September 30, 2006

		Film
	Domestic	Distribution	Adjustments		Consolidated

Total revenues	$141,033	$10,322	$(8,542	)(1)	$142,813
Programming costs	(123,446)	(1,890)	22,720	(1)	(102,616)
Amortization of film assets	—	(8,251)	(13,452	)(1)	(21,703)
Impairment of film assets	—	(206,216)	(19,616	)(1)	(225,832)
Subscriber acquisition fee amortization expense	(25,799)	—	2,539	(1)	(23,260)
Operating costs	(8,369)	(1,337)	—		(9,706)
Selling, marketing, general and administrative expenses	(30,307)	(13,350)	—		(43,657)
Loss from continuing operations	(46,888)	(220,722)	(16,351)		(283,961)
Interest expense	(10,026)	(63,051)	—		(73,077)
Loss from discontinued operations	—	—	—		—
Gain on sale of discontinued operations	—	153	—	(2)	153
Cumulative effect of change in accounting principle	—	(2,099)	—		(2,099)
Net loss	$(56,914)	$(285,719)	$(16,351)		$(358,984)

Total assets	$758,776	$159,082 (3)	$—		$917,858

(1)             Represents elimination of intersegment transactions.

(2)             Represents gains and losses from the sale of discontinued operations. See Note 15.

(3)             Includes assets held for sale of $144.9 million. See “Basis of Presentation” in Note 2.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended September 30, 2005 and 2006, and together accounted for a total of 86% and 93% of consolidated subscriber revenue for those periods, respectively.  Three of our distributors each accounted for more than 15% of our consolidated subscribers for both the three months ended September 30, 2005 and 2006, and together accounted for 58% and 65% of our subscribers on that date, respectively.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the nine months ended September 30, 2005 and 2006, and together accounted for a total of 86% and 91% of consolidated subscriber revenue for those periods, respectively.  Three of our distributors each accounted for more than 15% of our consolidated subscribers for both the nine months ended September 30, 2005 and 2006, and together accounted for 58% and 65% of our subscribers on that date, respectively.

15.  Assets Held for Sale and Discontinued Operations

On February 23, 2005, the Company signed an agreement for the sale of the assets associated with its international operations.  The sale closed on April 26, 2005. The accompanying condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2005, present the associated results of operations and cash flows of the international assets as “discontinued operations.”

The net loss from discontinued operations during the three and nine months ended September 30, 2005, consisted of the following:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands)

Revenue	$—	$34,575
Costs and expenses	—	(42,358)
Interest expense	—	(2,081)
Income tax provision	(4)	(812)
Loss from discontinued operations	$(4)	$(10,676)

Effective February 23, 2005, the Company ceased depreciating and amortizing certain of the international assets held for sale.  Had the Company not ceased such depreciation and amortization, the loss from discontinued operations for the nine months ended September 30, 2005 would have included an additional $1.8 million of depreciation and amortization expense and an additional $3.8 million of amortization of film assets.

Interest expense includes an allocation of interest related to the Company’s bank credit facility that was required to be paid as a result of the sale.  The allocation was required by Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations.  Such interest expense amounted to $1.6 million for the nine months ended September 30, 2005. Upon receipt of cash from the sale, the Company was required to repay and retire $100.0 million of the Company’s bank credit facility.

The company entered into a definitive agreement in October 2006 for the sale of the domestic rights to its film library to RHI. The sale includes all rights in the United States to the over 600 television movies, mini-series and series in the Crown Media Distribution library.  The Company will have the right to continue to broadcast selected titles from the library on the Hallmark Channel and the Hallmark Movie Channel for periods up to two years, subject to third-party exclusivity previously licensed by the Company.

The accompanying balance sheet as of September 30, 2006, presents the domestic rights to the film assets, along with related assets and liabilities, as “held for sale” pursuant to SFAS No. 144 Accounting for the Impairment or

Disposal of Long-Lived Assets.  The carrying amounts of the major classes of assets and liabilities included in the disposal group are comprised of the following:

As of September 30, 2006
(In thousands)

Accounts receivable, net	$7,065
Receivable from RHI Entertainment	16
Prepaid and other assets	325
Non-current accounts receivable	3,588
Film assets, net	133,896
Accounts payable and accrued liabilities	(316)
Deferred revenue	(895)
Net assets of disposal group	$143,679

Assets held for sale as of September 30, 2006, of $144.9 million were comprised of assets included in our film distribution segment. Liabilities held for sale as of September 30, 2006, of $1.2 million were comprised of liabilities included in our film distribution segment. See “Basis of Presentation” in Note 2.

The Company estimates that it will record a gain from the sale of its membership interests in Crown Media Distribution in 2006 of approximately $3.0 to $6.0 million.

16. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

On May 22, 2006, the Company entered into an agreement with a major cable programming distributor to license to this distributor exclusive domestic television distribution rights to certain television mini-series from the Company’s film library. The term of distributor’s rights to each mini-series is 54 months and during that period the distributor may sublicense its rights to third parties.  The distributor made an advance payment of $6.0 million to the Company for these rights.  The Company also has rights to share in certain net proceeds of sublicensing by the distributor. The Company has the right to cancel this agreement at any time prior to January 1, 2007 and the distributor cannot enter into any sublicenses before that date without the approval of the Company.  If the Company cancels the agreement, it must refund the $6.0 million advance payment to the distributor.  The distributor also has the right to terminate the agreement during the period June 1, 2008 through July 30, 2008.  If the distributor terminates the agreement, the Company is obligated to refund to the distributor the difference between the $6.0 million advance payment and the revenues the distributor has received from sublicensing the mini-series. The Company has included the $6.0 million in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet. This agreement will be terminated and the advance will be returned upon the closing of the proposed sale of the membership interests in Crown Media Distribution.

17. Subsequent Events

Sale of Membership Interests in Crown Media Distribution

The company announced on October 5, 2006, that it has entered into a definitive agreement for the sale of the domestic rights to its film library to RHI. See Note 1 for further information.

CEO Restricted Stock Units Agreement

Under the 2006 Restricted Stock Units Agreement dated October 3, 2006, the Company granted 200,000 restricted stock units to the Company’s CEO. The Employment RSUs constitute 50% of the grant and the Performance RSUs 50%. Each RSU corresponds to a right to receive (at the Company’s discretion) one share of

Class A common stock or cash in an amount equivalent to the value of one share of Class A common stock at the time of vesting. The Employment RSUs will vest and be settled on the fourth anniversary of the grant date, provided the CEO is employed by the Company on that date, or upon death or disability. Performance RSUs become eligible to vest (“Achieved Performance RSUs”), in the range of 150% (which results in an award of additional Performance RSUs) to 0% of the Performance RSUs, depending upon the successful renewal of specific distributor agreements within certain time periods. Once the final renewal which determines the amount of the Achieved Performance RSUs has occurred, 65% of the Achieved Performance RSUs will vest and be settled. In a second vesting, 65% to 135% (the “Modifier”) of the Achieved Performance RSUs (less the Achieved Performance RSUs previously vested) will vest and be settled on December 31, 2008, based upon a formula using subscriber revenue achieved for a specified time period.

The Company’s Compensation Committee has the discretion to increase or decrease the Modifier by 20% and also may extend the deadlines for satisfaction of the vesting conditions in the event that a renewal of the distribution agreements is delayed for factors beyond the control of the Company. If the Company terminates employment without cause or the CEO terminates for good reason within 90 days prior to a vesting date for Performance RSUs, the Performance RSUs will vest as though the CEO were still employed by the Company on that vesting date.   All RSUs vest immediately upon involuntary termination without cause or termination for good reason if a change in control occurs 90 days prior to or 90 days after such termination.

CEO Share Appreciation Rights Agreement

Under Share Appreciation Rights Agreement dated October 3, 2006, the Company has agreed to grant stock appreciation rights (“SARs”) to the CEO upon occurrence of certain events. The value of each SAR corresponds to the value of one share of Class A common stock and will be settled at the Company’s discretion in Class A common stock or cash. SARs will be granted during the term of employment the day after the fair market value of the Company’s stock reaches the “threshold price” and stays at the threshold price or higher for 60 consecutive calendar days. SARs will then be granted each time that the fair market value of the Company’s stock increases another incremental five dollars over the previous price at which an SAR grant was triggered and stays at such price or higher for 60 consecutive calendar days. Upon the occurrence of each event which triggers an SAR grant, the CEO will be granted that number of SARs with a value equal to 0.8% of the Enterprise Growth as of the grant date divided by the triggering Company stock price. “Enterprise Growth” equals the increase in market capitalization (compared to the market capitalization based on the Start Price or the last price triggering a grant of an SAR), adjusted upward or downward by the amount of debt incurred or paid down since the Start Date or last trigger date, as applicable. “Threshold price” shall mean the average of the fair market value for the 5 business days prior to the date of announcement of the CEO’s employment (i.e., October 4, 2006) (“Start Price”) plus five dollars.

In the event of a change in control of the Company, then as of the change in control, (i) if there has been no prior SAR trigger and the change in control price (price of the Company’s stock less transaction costs and certain other amounts) exceeds the Start Price, then the CEO shall be granted that number of SARs equal to 0.8% of the Enterprise Growth divided by the change in control price; or (ii) if there has been a previous SAR trigger and the change in control price exceeds the previous SAR trigger, then the CEO shall be granted that number of SARs equal to 0.8% of the Enterprise Growth divided by the change in control price. If the CEO’s employment is terminated without cause by the Company or by him for good reason or because of his death or disability, and if a change in control occurs within 90 days after the termination of employment or an agreement that will result in a change of control is executed prior to the termination and the change of control occurs within 180 days after the termination, the CEO will receive a grant of SARs on the basis described above.

SARs will vest upon the earlier of (i) 3 years of employment after the grant date, (ii) termination of employment without cause by the Company, (iii) termination by the CEO for good reason or (iv) upon a change in control of the Company. The Company at its discretion may settle SARs in cash or in stock.

Employment Contracts with Brian Stewart

On November 8, 2006, the Company and Brian Stewart executed a letter agreement which amended Mr. Stewart’s Employment Agreement dated July 24, 2006.  Such letter amended Mr. Stewart’s (1) title from Senior

Vice President, Finance and interim Chief Financial Officer to Executive Vice President, Finance, and Chief Financial Officer; and (2) annual salary from $340,000 to $350,000.  The Company and Mr. Stewart also executed a Restricted Stock Units Agreement dated November 8, 2006, which provides for the grant of 25,200 Employment RSUs and 46,800 Performance RSUs to Mr. Stewart. The Employment RSUs will vest and be settled in stock or cash on August 17, 2009, provided that Mr. Stewart is employed by the Company on that date and subject to accelerated vesting in the event of a change of control of the Company. The Performance RSUs have the same terms as the Performance RSUs granted in August 2006 and described in Note 12 above.

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

With 74.7 million subscribers (as provided by Nielsen Research) in the United States at September 30, 2006, an increase of 1.4 million subscribers from June 30, 2006, Crown Media Holdings is the 39th most widely distributed advertising-supported cable channel in the United States. For the third quarter of 2006, we finished the quarter as the ninth highest rated advertising-supported cable channel for total day ratings and the seventh highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005.  The Hallmark Movie Channel focuses on movies and mini-series and utilizes content from our film library for programming.  At September 30, 2006, we had approximately 663,000 subscribers (up from 450,000 subscribers at June 30, 2006) to the Hallmark Movie Channel. We are developing the Hallmark Movie Channel as an additional revenue source.  While it can play a critical role in terms of contract renewals with the various distributors and can justify itself on that basis, it can also stand on its own in terms of its business model.  It will generate advertising revenue in 2006 and as distribution continues to expand, the financial contribution of the Hallmark Movie Channel will continue to grow. The Hallmark Movie Channel is operated through Crown Media Holdings existing infrastructure at a small incremental cost, which may increase if we complete the sale of our membership interests in Crown Media Distribution.

As mentioned above, the Company owns a film library comprised of approximately 600 titles.  Through our subsidiary, Crown Media Distribution, we license rights in the United States to titles in the library to a variety of customers. In addition, the Company utilizes the film library for programming content on the Hallmark Channel and Hallmark Movie Channel.

For information regarding a proposed sale of the Company’s film library, see Note 1 and Note 3 of Notes to the Unaudited Condensed Consolidated Financial Statements in this Report.

Current Challenges

The Hallmark Channel faces challenges on the distribution front.  The distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and thus rates charged for advertising. We have an ongoing focus on growing our subscriber base. The current and long-term distribution challenges will be renewing our distribution arrangements with the multiple system operators as they expire. Major distribution agreements expire from December 2006 through December 2010; of these distribution agreements, agreements accounting for approximately 80% of our subscriber base at December 31, 2005 will terminate and be the subject of renewal negotiations prior to or on December 31, 2007. While the economics of the renewals and potential cash incentive payments are unknown and could have a significant impact on our business, we believe that the ratings success of the Hallmark Channel and the positive family-friendly environment we have created with our programming schedule will enhance our renewal discussions. We also believe that our ability to offer to multiple systems operators a second channel, the Hallmark Movie Channel is a value added component of the renewal equation.  Any renewals of these distribution agreements may also be significant as to whether we are able to maintain or increase our subscriber fees.  In October 2005, we entered into a renewal of our distribution agreements with one of the major distributors in the United States for a period of 3.3 years.

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

Three factors have contributed to the ratings improvements of the Hallmark Channel: acquired series and movies, original productions and marketing.  Acquired series such as Little House on the Prairie, Walker, Texas Ranger and M*A*S*H have consistently delivered strong ratings across all day-parts.  Original productions are our most high profile programs and generate the channel’s highest ratings.  Original productions are significant in helping our distribution and advertising sales teams sell the channel. Substantially all of our original programming is provided by RHI Entertainment.  The Company typically incurs additional marketing expenses surrounding original productions and certain acquired movies.

We have extended our program license for M*A*S*H, however, commencing January 1, 2007, our rights will be non-exclusive in cable television and we may only broadcast the series from 8 a.m. to 8 p.m.  Previously, M*A*S*H has been aired on the Hallmark Channel during primetime on an exclusive basis.  This change was made for cost savings and may affect our ratings in late primetime, at least temporarily.  Our replacement programming for M*A*S*H in primetime is yet to be determined.

To continue the ratings growth and enhance the demographics of our viewers, including attracting a younger audience, the Hallmark Channel must continue to invest in programming and marketing.

Delivering strong ratings growth to larger audiences has made it possible for our advertising sales to grow rapidly over the last few years.  To advertisers, the Hallmark Channel offers a strong brand, positive environment and family friendly programming with a successful growth pattern.  These characteristics have enabled the channel to sell to a broader range of advertisers, including those in the packaged goods and pharmaceutical industries.

We sold approximately 48% of our inventory for advertising on our Channels in the upfront market (generally sales in June, July and August for the last quarter of 2006 and the first three quarters of 2007), compared to 50% to 55% sold in the 2005 upfront market.  We were able to achieve significant increases in our CPM’s in the upfront market for next year compared to the upfront market for this year. The balance of advertising inventory will be made available in the scatter market, which in the past has yielded higher advertising rates than the upfront market.

International Business

Please see Note 1 in Item 1 — Sale of the International Business of Notes to Unaudited Condensed Consolidated Financial Statements in this Report.

Film Assets

Please see Note 1 in Item 1 — Sale of Membership Interests in Crown Media Distribution of Notes to Unaudited Condensed Consolidated Financial Statements in this Report.

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

Our subscriber count depends on the number of distributors carrying the Hallmark Channel and the size of such distributors as well as the program tiers on which our channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers as promotional periods end, or as a distributor arrangement is amended or terminated by us or the distributor. Changes to distribution arrangements during the nine months ended September 30, 2006, have not been significant. Management analyzes the estimated effect each new or amended distribution agreement will have on revenues and costs. Based upon these analyses, management endeavors to achieve a fair combination of subscriber commitments and subscriber acquisition fees with each of our domestic distributors.

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

Film Asset License Fees

Crown Media Distribution generates revenue from the film assets by granting licenses to third parties to exhibit the films in the United States. We are also using the films as programming for the Hallmark Channel and the Hallmark Movie Channel. Customers for our film assets consist of other television channels, home video distributors and brokers who resell rights to our film assets. License fees for our film assets are generally negotiated based, among other things, upon the size of the potential audience who will be viewing the programming and the term of the license. The market for our film library is typically seasonal, with over half of the annual sales occurring in the fourth quarter in past years.  This seasonality is generally due to the timing of our customers’ program scheduling activities. In 2006, film licensing activities and revenues have been affected by the pending sale of the Company’s film library. If the pending sale of the Company’s film library is not ultimately completed, then the Company expects future film library sales volumes to build to levels commensurate with periods prior to when the film library was offered for sale.

Cost of Services

Our cost of services consists primarily of program license fees; amortization of our film assets; subscriber acquisition fee expense; the cost of signal distribution; administration, distribution and other exploitation of our film assets; and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing markets and third party programming to support our advertising strategy.

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for three and nine months ended September 30, 2005 and 2006, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30,		2006 vs.	September 30,		2006 vs.
	2005	2006	2005	2005	2006	2005
Revenues:
Subscriber fees	$4,554	$6,022	32%	$13,357	$18,633	39%
Advertising	33,560	40,231	20%	105,553	122,173	16%
Film asset license fees	2,102	989	-53%	7,354	1,777	-76%
Sublicense fees and other revenue	10,454	76	-99%	10,667	230	-98%
Total revenues	50,670	47,318	-7%	136,931	142,813	4%
Cost of Services:
Programming costs	29,196	35,056	20%	85,631	102,616	20%
Amortization of film assets	13,830	4,560	-67%	33,175	21,703	-35%
Impairment of film assets	22,939	40,946	78%	22,939	225,832	884%
Subscriber acquisition fee amortization	8,688	7,747	-11%	26,891	23,260	-14%
Operating costs	3,212	2,075	-35%	9,738	9,706	0%
Total cost of services	77,865	90,384	16%	178,374	383,117	115%
Selling, general and administrative expense	16,830	11,317	-33%	46,133	34,806	-25%
Marketing expense	1,832	3,483	90%	19,082	8,851	-54%
Loss from continuing operations before interest expense	(45,857)	(57,866)	26%	(106,658)	(283,961)	166%
Interest expense	(19,346)	(26,461)	37%	(53,686)	(73,077)	36%
Loss from continuing operations	(65,203)	(84,327)	29%	(160,344)	(357,038)	123%
Loss from discontinued operations	(4)	—	-100%	(10,676)	—	-100%
Loss on sale from discontinued operations	(615)	(1)	-100%	(1,964)	153	-108%
Cumulative effect of change in accounting principle	—	—	0%	—	(2,099)	100%
Net loss	$(65,822)	$(84,328)	28%	$(172,984)	$(358,984)	108%

Other Data:
Net cash used in operating activities	$(13,842)	$(3,029)	-78%	$(98,788)	$(21,419)	-78%
Capital expenditures	$(538)	$(373)	-31%	$(848)	$(400)	-53%
Proceeds from disposition of international business	$—	$—	0%	$221,979	$—	-100%
Net cash provided by (used in) financing activities	$27,852	$3,327	-88%	$(102,643)	$23,142	-123%
Net cash used in discontinued operations	$(5,496)	$—	-100%	$(15,057)	$—	-100%
Total domestic day household ratings (1)(3)	0.720	0.785	9%	0.695	0.750	8%
Total domestic primetime household ratings (2)(3)	1.093	1.295	18%	0.988	1.191	21%
Subscribers at period end	69,243	74,721	8%	69,243	74,721	8%

(1)             Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)             Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)             These Nielsen ratings are for the time period January 1 through September 30.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2006

Revenue.

 Our revenue from continuing operations, which is comprised of subscriber fees, advertising and film asset license fees, decreased 7% to $47.3 million for the three months ended September 30, 2006. Our 32% increase to $6.0 million in subscriber fee revenue for the three months ended September 30, 2006, was a result of the expiration of free carriage periods during 2006 for certain of our domestic distributors. Many of our distribution deals require us to provide a period of free carriage to the cable operator. Subscriber acquisition fee expense recorded as a reduction of revenue was $2.2 million for the three months ended September 30, 2006, and $3.5 million for the comparable period in 2005. Subscribers have increased as a result of previously amended distribution agreements in the United States, which provided for incentives for growth in distribution.

The increase in advertising revenue to $40.2 million for the three months ended September 30, 2006, compared to $33.6 million for the three months ended September 30, 2005, reflects the growth in domestic subscribers, an increase in household primetime ratings, and an increase in advertising rates. Generally, as we have expanded our domestic subscribers and provided higher rated programming, our advertising revenues have increased. The number of advertisers was 435 at September 30, 2006, 427 at both March 31 and June 30, 2006, as compared to 402 at September 30, 2005.

Among the 65 ad-supported cable channels in the United States market, the Hallmark Channel ranked 10th in total day with a 0.785 household rating for the nine months ending September 30, 2006 and 9th for primetime with a 1.295 household rating for the same period based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network. Most of the channels that rate above the Hallmark Channel have higher levels of distribution.

Revenue from the sale of our film assets totaled $989,000 for the three months ended September 30, 2006, compared with $2.1 million for the comparable period in 2005.  We had a small amount of library sales in the third quarter of 2006 due to the Company’s proposed sale of the membership interests in Crown Media Distribution. Generally, our library sales are condensed in the second half of the year as this coincides with our customers scheduling of the upcoming programming schedules.

Sublicense fees and other revenue for the three months ended September 30, 2005, was $10.5 million primarily due to the sub-licensing of Little House on the Prairie to a third party.

Cost of services.  Cost of services as a percent of revenue increased to 191% in 2006, as compared to 154% in 2005. This increase was primarily due to changes in our cost of services explained below.

The Company recorded a $40.9 million impairment of its film assets during the three months ended September 30, 2006, based in part upon a bid received from RHI Enterprises. Total programming costs for the three months ended September 30, 2006, increased 20% due to our focus on retaining and acquiring higher quality series programming and the related amortization. The $9.3 million decrease in amortization of film assets was primarily due to the reduction in third party licenses of library assets for the three months ended September 30, 2006.

As noted above, the Company amended distribution agreements with multiple system operators in prior periods. In the past, some of our distribution agreements have required the Company to pay subscriber acquisition fees, which the Company amortizes over the remaining life of the distribution agreement, to distributors for additional subscribers. As we fully amortized certain of our agreements with our domestic distributors, our subscriber acquisition fee amortization expense for the period ended September 30, 2006, as compared to the prior year period, decreased 11%.

The Company’s bad debt recovery was $115,000 for the three months ended September 30, 2005, as compared to the Company’s bad debt recovery of $1.0 million for the three months ended September 30, 2006. The Company increased collection efforts as compared to the prior year period.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased 33% due to a $2.5 million decrease in compensation expense related to the obligation to purchase restricted stock units, a $358,000 decrease in depreciation and amortization expense related to assets becoming fully depreciated or amortized, a $274,000 decrease in accounting fees expense, and a $345,000 decrease in property tax expense.

Marketing expense.  Our marketing expense increased 90% primarily due to the costs of two fourth quarter marketing campaigns for the Hallmark Channel. We also anticipate an increase in marketing expense in the fourth quarter because of these planned promotions that coincide with Thanksgiving and Christmas and promotions surrounding the premier of “March of the Penguins” and Valentine’s Day 2007.

Interest expense.  Interest expense increased for the three months ended September 30, 2006, compared to September 30, 2005, by $7.1 million.  This increase was due to the $2.9 million interest on our $132.8 million note payable to Hallmark Cards affiliates commencing October 1, 2005, the $1.4 million interest on our $70.4 million note payable to Hallmark Cards affiliates commencing March 21, 2006, the $519,000 increase in interest on our $86.3 million note payable to Hallmark Cards affiliates, and the $1.4 million increase in interest on our bank credit facility. The increases in interest on the latter two notes was because of higher interest rates.

Loss from Continuing Operations.  Loss from operations for the three months ended September 30, 2006, was $84.3 million. Loss from continuing operations for the three months ended September 30, 2005, was $65.2 million. Our loss from continuing operations increased primarily due higher programming, interest expenses and impairment of the value of our film assets.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2006

Revenue.

 Our revenue from continuing operations, which is comprised of subscriber fees, advertising and film asset license fees, increased 4% to $142.8 million for the nine months ended September 30, 2006. Our 39% increase to $18.6 million in subscriber fee revenue for the nine months ended September 30, 2006, was a result of the expiration of free carriage periods for certain of our domestic distributors. Subscriber acquisition fee expense recorded as a reduction of revenue was $6.5 million for the nine months ended September 30, 2006, and $10.1 million for the comparable period in 2005.

The increase in advertising revenue to $122.2 million for the nine months ended September 30, 2006, compared to $105.6 million for the nine months ended September 30, 2005, reflects the growth in domestic subscribers, an increase in household primetime ratings, and an increase in advertising rates.

Among the 65 ad-supported cable channels in the United States market, the Hallmark Channel ranked 10th in total day with a 0.750 household rating for the nine months ending September 30, 2006 and 10th for primetime with a 1.191 household rating for the same period based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network. Most of the channels that rate above the Hallmark Channel have higher levels of distribution.

Revenue from the sale of our film assets totaled $1.8 million for the nine months ended September 30, 2006, compared with $7.4 million for the comparable period in 2005.  We had a small amount of library sales in the second and third quarters of 2006 and minimal library sales in the first quarter of 2006 due to the Company’s proposed sale of the membership interests in Crown Media Distribution. Generally, our library sales are condensed in the second half of the year as this coincides with our customers scheduling of the upcoming programming schedules.

Sublicense fees and other revenue for the nine months ended September 30, 2005, was $10.7 million primarily due to the same sub-licensing of Little House on the Prairie.

Cost of services.  Cost of services as a percent of revenue increased to 268% in 2006, as compared to 130% in 2005. This increase was primarily due to the impairment of our film assets explained below.

The Company recorded a $225.8 million impairment of its film assets during the nine months ended September 30, 2006, based in part upon bids received, and the terms of the proposed sale for, our membership interests in Crown Media Distribution. Total programming costs for the nine months ended September 30, 2006, increased 20% due to our focus on retaining and acquiring higher quality series programming and the related amortization. The $11.5 million decrease in amortization of film assets was primarily due to the reduction in third party licenses of library assets for the nine months ended September 30, 2006.

As we fully amortized certain of our agreements with our domestic distributors, our subscriber acquisition fee amortization expense for the period ended September 30, 2006, as compared to the prior year period, decreased 14%.

The Company’s bad debt expense was $1.0 million for the nine months ended September 30, 2005, as compared to the Company’s bad debt expense of $254,000 for the nine months ended September 30, 2006.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased 25% primarily due to a $11.6 million decrease in compensation expense related to the obligation to purchase restricted stock units and a $1.2 million decrease in depreciation and amortization expense.

Marketing expense.  Our marketing expense decreased 54% primarily due to the elimination of the Mystery Movie marketing campaign for the Hallmark Channel.

Interest expense.  Interest expense increased for the nine months ended September 30, 2006, compared to September 30, 2005, by $19.4 million.  This increase was due to the $8.1 million interest on our $132.8 million note payable to Hallmark Cards affiliates commencing October 1, 2005, the $3.0 million interest on our $70.4 million note payable to Hallmark Cards affiliates commencing March 21, 2006, the $3.2 million increase in interest on our bank credit facility, and the $1.5 million increase in interest on our $86.3 million note payable to Hallmark Cards affiliates. The increases in interest on the latter two notes was because of higher interest rates. The increase was also due to the $3.8 million increase in interest payable to HC Crown on our $400.0 million senior unsecured note payable, because of accrued interest added to the principal.

Loss from Continuing Operations.  Loss from operations for the nine months ended September 30, 2006, was $357.0 million. Loss from continuing operations for the nine months ended September 30, 2005, was $160.3 million. Our loss from continuing operations increased primarily due to the impairment in the value of our film assets described above as well as increased programming and interest expenses.

Loss from Discontinued Operations.  Loss from discontinued operations for the nine months ended September 30, 2005, was $10.7 million. The Company sold the international business on April 26, 2005.

Cumulative effect of change in accounting principle.   On January 1, 2006, we adopted SFAS 123R. The total compensation cost related to performance RSUs granted under the Plan net of estimated forfeitures was $2.1 million, which was recorded as a cumulative catch-up adjustment during the nine months ended September 30, 2006. Under prior accounting treatment, the performance RSUs were not classified as a liability as it was deemed improbable that these RSUs would settle based upon the performance of our Class A common stock.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations was $98.8 million and $21.4 million for the nine months ended September 30, 2005 and 2006. Loss from operations for the nine months ended September 30, 2005 and 2006, was $160.3 million and $357.0 million, respectively. During the nine months ending September 30, 2006, the Company made payments of $10.3 million for subscriber acquisition fees and $36.7 million for license fees payable to RHI Entertainment as compared to payments of $31.1 million and $47.5 million for the same items during of the same period of 2005.  Additionally, accounts receivable balances decreased due to decreased library sales associated with the proposed sale of our membership interests in Crown Media Distribution and increased collections due in part to improved collection efforts.

Cash provided by investing activities was $213.8 million for the nine months ended September 30, 2005.  Cash used in investing activities was $7.9 million for the nine months ended September 30, 2006.  This decrease is due to payments to the buyer of the international business during 2006. The Company sold the international business on April 26, 2005, and will continue to make payments to the buyer of the international business in accordance with the sale agreement.

Cash used in financing activities was $102.6 million for the nine months ended September 30, 2005. Cash provided by financing activities was $23.1 million for the nine months ended September 30, 2006. During the nine months ending September 30, 2005 and 2006, we received proceeds of $26.1 million and $12.0 million, respectively, from our tax sharing agreement with Hallmark Cards. We borrowed $65.0 million under our credit facility to repay certain programming obligations to Hallmark Cards affiliates, pay severance and RSU settlements for certain employees of the international business and to meet our operating demands during the nine months ended September 30, 2005. We borrowed $15.0 million under our credit facility to cover the cash we used in operating and investing activities during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we repaid $195.0 million under our bank credit facility following the sale of our international business.

Cash used in discontinued operations was $15.1 million and $0 for the nine months ended September 30, 2005 and 2006, respectively.  Cash was used primarily to fund operating expenditures related to losses from discontinued operations of $10.7 million for the nine months ended September 30, 2005. The significant decrease in cash used by discontinued operations is because the Company sold the international business on April 26, 2005.

The following table aggregates all of our contractual commitments as of September 30, 2006.

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Credit facility and interest payable	$221.6	$—	$221.6	$—	$—
Company obligated mandatorily redeemable preferred interest, including accretion	25.0	—	5.0	20.0	—
HC Crown note and interest payable	91.5	—	91.5	—	—
Senior unsecured note to HC Crown, including accretion	596.6	—	—	—	596.6
Note payable to Hallmark Cards affiliate	143.3	—	143.3	—	—
Note payable to Hallmark Cards affiliate	52.3	—	52.3	—	—
Capital lease obligations	16.3	0.7	1.5	1.8	12.3
Operating leases (off-balance sheet commitments)	10.8	3.7	5.1	1.8	0.2
Other obligations
Program license fees payable to non-affiliates	186.7	89.6	53.7	41.2	2.2
Program license fees payable to affiliates	5.5	3.4	2.1	—	—
Program license fees payable for non-affiliate future windows (off-balance sheet commitments)	208.4	99.9	63.3	30.6	14.6
Program license fees payable for affiliate future windows (off-balance sheet commitments)	22.3	16.5	5.8	—	—
Subscriber acquisition fees	2.2	2.2	—	—	—
Deferred compensation and interest	3.8	1.2	2.6	—	—
Payable to buyer of international business	10.7	5.0	5.7	—	—
Other payables to buyer of international business	6.4	1.1	1.9	1.5	1.9
Total Contractual Cash Obligations	$1,603.4	$223.3	$655.4	$96.9	$627.8

Cash Flows

As of September 30, 2006, the Company had $9.8 million in cash and cash equivalents on hand. As of September 30, 2006, the Company had borrowed $221.5 million from a $240.0 million revolving bank credit, which matures May 31, 2007.

The Company’s principal sources of funds are cash on hand, cash generated by operations, tax sharing payments from Hallmark Cards and amounts available under the Company’s revolving bank credit facility. Payments under the tax sharing agreement are affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses.  The Company has received $12.0 million in tax sharing payments in 2006 and does not currently expect to receive any additional cash payments during the remainder of 2006 or 2007. The Company currently has $18.5 million of unused revolving credit commitments, subject to approval from our Board of Directors.

The ability of the existing sources of liquidity to be sufficient to fund the Company’s operations depends upon the Company’s ability to achieve its forecasts, however, management has not always been able to accurately forecast future operations.  In particular, continued growth in subscriber revenue and advertising revenue, as well as completion of the sale of the Crown Media Distribution film library or in the alternative, increasing the cash flow from library sales will be required to maintain liquidity.  Any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs (the extent of such increase subject to the sale discussed above), an increase in competition or other adverse operating conditions would impact the Company’s liquidity and its ability to fund the current level of operations.  To the extent that the Company requires additional capital and additional drawings on the bank credit facility are either not available or are insufficient, the Company would be forced to seek additional funding from the issuance of debt or equity securities, a sale of certain assets or strategic transactions which provide capital. There can be no assurance that the Company would be able to secure additional financing or complete any such transactions.

The Company expects to continue making investments in programming, marketing and distribution during the next twelve months ending September 30, 2007. However, the Company’s liquidity position has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.  The Company has and will continue to seek to sublicense certain of its programming rights but expects that programming expenses and cost of services will increase when compared to these items for the prior twelve month period.

The Company anticipates that its principal uses of funds for the remainder of 2006 will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming (including the prepayment of certain license fees for 2007), and interest under its bank credit facility.

As part of these efforts to improve the capital structure, the Company has entered into an agreement to sell its membership interests in Crown Media Distribution as described in this Report.

The Company currently believes that cash on hand, cash generated by operations and the sale of its membership interests in Crown Media Distribution, and availability on its bank credit facility, will be sufficient to fund the Company’s operations and meet its liquidity needs through September 30, 2007.  However, if the Company does not consummate the sale of its membership interests in Crown Media Distribution (as discussed further in Note 1), its ability to continue as a going concern would be dependent upon the continued financial support of Hallmark Cards. However, at this point in time, Hallmark Cards has no obligation to provide any further funding to the Company.

The Company’s bank credit facility will expire on May 31, 2007.   The Company plans to significantly reduce the amounts outstanding under the credit facility with the proceeds of the sale of the membership interests in Crown

Media Distribution. At the same time as making these repayments on the credit facility, the Company intends to reduce the size of the credit facility and, with the lenders’ concurrence, extend the term of the credit facility.  Even if the sale of the film library were not consummated, the Company would intend to extend or refinance the Bank credit facility prior to or upon its maturity.  Any such extension or refinancing might require a continuation of a letter of credit from Hallmark Cards or other steps by the Company and is not assured.

If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility, or alternatively Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and the rights of the lending banks under the bank credit facility.  In that event, Hallmark Cards could demand payment of outstanding amounts at any time after November 15, 2007, under the terms of the waiver and standby purchase agreement (“Waiver Agreement”) described in Note 8 of Notes to the Unaudited Condensed Consolidated Financial Statements in this Report .

Upon maturity of the credit facility on May 31, 2007, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, would affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company, if it has not secured an extension of the credit facility or alternative financing, would cause Hallmark Cards pursuant to the terms of the Waiver Agreement to exercise its option to purchase all of the outstanding indebtedness under the credit facility and the credit facility would then be subject to terms of the Waiver Agreement not to demand payment prior to November 15, 2007.

Due to the Company’s liquidity issues and its possible inability to meet its obligations when they come due in November 2007, the Company anticipates that prior to November 15, 2007, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, a sale of certain assets or other strategic alternatives.

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

Further, as discussed in this report under “Liquidity and Capital Resources” above, we need to (1) extend, refinance or replace our bank line of credit on or prior to May 31, 2007, or to extend or replace borrowings from Hallmark Cards by November 15, 2007, that would result from the banks drawing upon the irrevocable letter of credit supporting the bank credit facility, and (2) extend or refinance license fees and payables to Hallmark Cards and its subsidiaries on or prior to November 15, 2007.

Upon maturity of the credit facility on May 31, 2007, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, could affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, the Company would consider various alternatives as indicated above.  The Company could also cause Hallmark Cards, pursuant to the terms of the Waiver Agreement, to exercise its option to purchase all of the outstanding indebtedness under the credit agreement. The credit facility would then be subject to Hallmark Cards agreement not to demand payment prior to November 15, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2006, the decline of the fair value of the fixed income portfolio would not be material.

As of September 30, 2006, our cash, cash equivalents and short-term investments had a fair value of $9.8 million, which were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At September 30, 2006, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three and nine months ended September 30, 2006, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of September 30, 2006, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $9.8 million, or 1% of total assets, as of September 30, 2006. Our material liabilities subject to interest rate risk consisted of capital lease obligations, bank credit facility, notes payable to HC Crown, and note payables to Hallmark Cards affiliate. The balance of those liabilities was $1.1 billion, or 80% of total liabilities, as of September 30, 2006. Net interest expense for the three months ended September 30, 2006, was $26.5 million, 56%, of our total revenue. Net interest expense for the nine months ended September 30, 2006, was $73.1 million, 51%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation measures implemented in the second quarter of 2006 as described below in this Item 4.

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

•                  Management’s Ability to Both Initiate, Approve the Payment of Invoices and Sign Checks — We have designed controls which were implemented in the second quarter of 2006 to ensure that no personnel of the Company can both initiate and approve the payment of invoices and sign checks.

•                  Management’s Ability to Change Accounting Applications without Review or Approval — We have designed controls which were implemented in the second quarter of 2006 to ensure that no personnel of the Company can make changes to accounting applications without appropriate review and approval.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued in October 2006 a stock appreciation right to its new CEO.  The stock appreciation right is described in Note 17 of the Notes to the Unaudited Condensed Financial Statements in this Report and in the Company’s Form 8-K Report filed on October 6, 2006.  We issued the SAR pursuant to an exemption from securities registration for non-public offerings because the recipient is an executive officer of the Company.

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1

Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1*	Employment Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff.
10.2*	Restricted Stock Unit Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff.
10.3*	Stock Appreciation Rights Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff.
10.4*

Separation Agreement dated July 21, 2006 between Crown Media Holdings, Inc. and William Aliber (previously filed as Exhibit 99.1 to our Current Report on Form 8-K filed on July 24, 2006 and incorporated herein by reference).

10.5*	Letter Agreement dated November 8, 2006 between Crown Media Holdings, Inc. and Brian Stewart.
10.6	Amendment No. 2 to Waiver and Standby Purchase Agreement dated November 6, 2006 by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc.
31.1	Rule 13a-14(a) Certification executed by the Company’s Acting Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

* Management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ HENRY S. SCHLEIFF	Principal Executive Officer	November 9, 2006
Henry S. Schleiff

By:	/s/ BRIAN C. STEWART	Principal Financial and	November 9, 2006
	Brian C. Stewart	Accounting Officer