Form 10-K
period 2006-12-31
CROWN MEDIA HOLDINGS INC
filed 2007-03-08
CIK 1103837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:  Class A Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $63,236,129.

As of February 28, 2007, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed, are incorporated by reference in Part III of this Form 10-K.

i

In this Annual Report on Form 10-K the terms “Crown Media Holdings” or the “Company,” refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, Crown Media United States, LLC (“Crown Media United States”), until completion of the sale of our international business in April 2005, Crown Media International, LLC (“Crown Media International”) and Crown Entertainment Limited (“Crown Entertainment”), and until the completion of the sale of our film library in December 2006, Crown Media Distribution, LLC (“Crown Media Distribution”). The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

The names Hallmark, TOTAL CHOICE and other product or service names are trademarks or registered trademarks of their owners.

PART I

ITEM 1.                Description of Business

Company Overview

We own and operate a pay television channel, known as the Hallmark Channel (the “channel”), dedicated to high-quality entertainment programming for adults and families. In addition, we own and operate the Hallmark Movie Channel (the “Hallmark Channel” and the “Hallmark Movie Channel” are collectively referred to herein as the “Channels”). Our Channels are distributed in the United States of America and its territories and possessions, including Puerto Rico.

The Channels offer compelling stories, masterfully written, directed and produced with talented actors. We believe that we have established these Channels as destinations for viewers seeking high-quality entertainment for adults and families, and as attractive outlets for advertisers seeking to target these viewers. We have distribution agreements with leading pay television distributors. The following table shows for the Hallmark Channel: our programming sources, selected pay television distributors and the total number of our subscribers as of December 31, 2006.

Programming Sources	• RHI Entertainment Distribution
• Other third-party sources
• NICC
Selected Pay Television Distributors	• Cablevision
• Charter
• Comcast
• Cox
• DirecTV
• EchoStar
• Mediacom
• NCTC
• Time Warner
Total Subscribers	74.6 million

As of February 28, 2007, the Hallmark Channel had approximately 75.5 million subscribers and the Hallmark Movie Channel had approximately 1.0 million subscribers. At the end of 2006, the Hallmark Channel had 74.6 million subscribers and the Hallmark Movie Channel had approximately 964,000 subscribers. We view a “subscriber” as a household that receives, on a full or part-time basis, the Hallmark Channel or the Hallmark Movie Channel on a program tier of a distributor. We determine our subscribers from subscriber numbers reported by Nielsen Media Research. Subscribers include both viewers who pay a monthly fee for the tier programming and so-called “promotional” subscribers who are given free access to the tier by the distributor for a limited time.

Programming acquired from third parties is an important component of our Channels as we continually develop and refine our programming strategy. Our Channels further have enjoyed the benefits of long-term program agreements with RHI Entertainment Distribution (formerly Hallmark Entertainment Distribution, LLC), which generally provide access to the RHI Entertainment Distribution library titles and to new production and first-run presentations controlled by RHI Entertainment Distribution. The programming that we have access to through our program license agreements with RHI Entertainment Distribution consist of some of the most highly rated made-for-television movies, based on A.C. Nielson ratings. These programs have also won numerous Emmy® Awards, Golden Globe Awards and Peabody Awards.

Hallmark Entertainment Distribution was owned by Hallmark Cards, Incorporated (“Hallmark Cards”) through Hallmark Card’s wholly-owned subsidiary Hallmark Entertainment, LLC. In January 2006 Hallmark Cards sold its ownership interests in Hallmark Entertainment LLC, and thus also Hallmark Entertainment Distribution, to its President and certain new investors. Hallmark Entertainment Distribution changed its name to RHI Entertainment Distribution, and Hallmark Entertainment LLC changed its name to RHI Entertainment, LLC (“RHI Entertainment”). As a result, the programming agreements with RHI Entertainment Distribution are currently with a non-affiliated third party. At the same time, notes and accounts payable by us to Hallmark Entertainment Distribution were transferred to Hallmark Entertainment Holdings, Inc., a subsidiary of Hallmark Cards.

We currently distribute the Hallmark Channel through approximately 5,300 cable, satellite and other distribution systems. As of the end of 2006, we had agreements with Cablevision, Charter, Comcast, Cox, DirecTV, EchoStar, Mediacom, the National Cable Television Cooperative, Time Warner and many other pay television distributors, for the distribution of the Hallmark Channel. In addition, we have entered into agreements with several telephone companies that have started to furnish video programming to consumers, including SBC (now AT&T), the National Rural Telecommunications Cooperative, and Verizon. Five of our distributors accounted each for more than 10% of our consolidated subscriber revenue for the year ended December 31, 2006 and accounted together for a total of 91% of consolidated subscriber revenue at that date. Three of our distributors accounted each for more than 15% of our consolidated subscribers for the year ended December 31, 2006 and accounted together for 66% of our subscribers on that date.

We license the trademark “Hallmark” for use on our Channels pursuant to certain trademark license agreements with a subsidiary of Hallmark Cards. We believe that the use of this trademark is extremely important for our Channels due to the substantial name recognition and favorable characteristics associated with the name in the United States. For further information concerning these trademark license agreements, see Part III—Item 13. Certain Relationships and Related Transactions—Hallmark Trademark License Agreements.

Information concerning revenue, operating losses and identifiable assets attributable to our pay television programming services and our distribution of films (through December 15, 2006) may be found in Note 21 of Notes to Consolidated Financial Statements in this Report.

Development of Business

Crown Media Holdings, Inc., which was incorporated in the state of Delaware in December 1999, through its wholly-owned subsidiary, Crown Media United States, LLC, owns, operates and distributes pay television Channels dedicated to high-quality entertainment programming for adults and families, in the United States. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co., a subsidiary of Hallmark Cards (“Hallmark Entertainment Investments”), the National Interfaith Cable Coalition, Inc. (“NICC”), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”). Crown Media International acquired an interest in Crown Media United States in 1998, and as a result of several transactions, Crown Media Holdings owned 100% of the equity interests of Crown Media United States by March 2001. Prior to April 2005, when the Company sold its international operations through the sale of Crown Media International, the Company operated its Channels in approximately 150 countries throughout the world.

Hallmark Cards controls the Company through its ownership of more than 80% of the equity interests in Hallmark Entertainment Investments and its control over the voting of our Class A and Class B common stock held by Hallmark Entertainment Investments. See also the description of the Hallmark Entertainment Investments Co. Stockholders Agreement in Part III—Item 13 below and Part III—Item 12 below regarding beneficial ownership of our securities.

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

Pay television distributors own and operate the platforms used to deliver channels to subscribers. These distributors use several different technologies to reach their subscribers as described below. Distributors attempt to create a mix of channels that will be attractive to their subscriber population in an attempt to gain new subscribers and to reduce subscriber turnover. Distributors have different levels of service for subscribers, with each service level containing some different channels. Recently, pay television distributors have created a “tier” of family programming; we are on two of such tiers as of the date of this Report. Distributors have begun to offer additional broadband services such as Internet access, telephony and video-on-demand over their systems.

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

Generally, we charge our pay television distributors a monthly subscriber fee for the right to broadcast our Channels. Generally, these distribution agreements last from three to ten years, and sometimes include annual increases of subscriber fees. A distribution agreement may also involve a payment by us for the establishment of the relationship or, together with or in lieu of any payment, waived subscriber fees for our Channels to distributors for a period of time and discounts or no fees if certain subscriber levels are achieved. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information regarding subscriber fees. For the years ended December 31, 2004, 2005, and 2006 revenue derived from subscriber fees for the Channels were approximately $9.9 million, $18.7 million, and $24.9 million, respectively.

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

The ability of a television channel to generate advertising revenue largely depends on estimated or actual viewing levels, primarily based on ratings, and on advertising rates. In the United States, independent ratings systems on which advertising sales can be based are well established and widely accepted within the industry. In addition, pay television channel providers and distributors may also provide estimated or actual subscriber information. Our Channel typically sells approximately 50% of its advertising in the “up-front” season, generally in June and July, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for audience deficiency units, “ADUs,” and sell the remainder in the spot or scatter market. ADUs are units of inventory that are made available to advertisers as compensation for advertising purchased in programs which did not deliver the ratings which the advertisers had been guaranteed.

As pay television channels draw audience share, audience demographics (i.e. viewers categorized by characteristics such as age, sex and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products, by buying advertising on channels which attract the desired viewer demographic.

We have advertising sales offices in New York, Los Angeles, Chicago, and Atlanta. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on our Channels. For the years ended December 31, 2004, 2005, and 2006 revenues from the sale of advertising time on our Channels were approximately $106.3 million, $146.1 million, and $174.2 million, respectively.

Ratings

Among the 65 ad-supported cable channels in the United States market in 2006, the Hallmark Channel ranked 8th  in total day with an average 0.755 household rating for the year and 9th for prime time with an average 1.216 household rating for the year, according to Nielsen Media Research. In 2005, among the 60 ad-supported cable channels in the United States market, the Hallmark Channel ranked 9th in total day with an average 0.707 household rating and 11th for prime time with an average 1.033 household rating, according to Nielsen Media Research. Total day means the time period measured from the time each day the broadcast of commercially-sponsored programming commences to the time such commercially-sponsored programming ends. We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54. The average median age of a viewer of the Hallmark Channel in 2006 was 59.9.

Licensing Revenue

Until we sold our domestic library to RHI Entertainment LLC on December 15, 2006, we licensed our film assets to broadcasters and video distributors (pay television channel providers) who paid a license fee for the right to exhibit or distribute the programming over a certain period of time.

Programming

Our Channels offer a range of high-quality entertainment programming for adults and families including movies, miniseries, epics, historical dramas, romances, literary classics, and contemporary stories. Sources for programming on our Channels include programming licensed from RHI Entertainment Distribution and programming licensed from other third parties.

Examples of programming from the RHI Entertainment Distribution library include, Larry McMurtry’s Lonesome Dove, The Outsider, Talking to Heaven, Frederick Forsyth’s Icon, Supernova and Larry McMurtry’s Dead Man’s Walk. We benefit from these original RHI Entertainment Distribution productions, which aired and are sometimes premiered on our Channel. Examples of other third party programming shown on our Channel include the popular drama series M*A*S*H, Little House on the Prairie, Diagnosis Murder, Matlock, Walker Texas Ranger and The Waltons. Other examples of our third party programming include acquired movies and miniseries such as March of the Penguins, Troy, certain An American Girl movies and When Harry Met Sally. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time.

Our channels air and benefit from programming previously shown as Hallmark Hall of Fame such as John Grisham’s Painted House, Fallen Angel, Sarah, Plain and Tall and What the Deaf Man Heard.

We have rights to a number of original movies and mini-series under our programming agreement with RHI Entertainment Distribution. See “Hallmark Entertainment Distribution/RHI Entertainment Distribution Programming Agreement” in Item 13. Certain Relationships and Related Transactions.

We have sublicensed exhibition rights to several programs for 2006, 2007 and 2008 in order to save on programming costs.

Distribution

The Hallmark Channel ended 2006 with 74.6 million subscribers, an increase of 6% from 70.7 million at the 2005 year-end. We currently distribute the Hallmark Channel to approximately 78% of all United States pay television subscribers. The following table shows the approximate number of pay television households and the Hallmark Channel subscribers for each of the eight largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2006.

PAY TELEVISION DISTRIBUTOR	TOTAL U.S. PAY TV HOUSEHOLDS(1)	HALLMARK CHANNEL—U.S. SUBSCRIBERS(1)	HALLMARK CHANNEL—U.S. % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	26,254	20,527	78.2%
DirecTV	15,678	15,586	99.4%
Time Warner	16,685	13,464	80.7%
Cox	5,496	4,502	81.9%
Charter	5,870	4,470	76.1%
Echostar	12,755	5,660	44.4%
Cablevision	3,003	2,473	82.4%
All others	9,727	7,959	81.8%
Total	95,468	74,641	78.2%

(1)          Source:  Nielsen Code and The Nielsen Public U.E. December 2006.

Our subscribers in the United States have grown from approximately 16.0 million full time subscribers at January 1, 2001 to approximately 74.6 million full time subscribers at December 31, 2006.

Our major distribution agreements have terms which expire at various times through February 2012. Of these distribution agreements, agreements accounting for approximately 70% of our subscriber base at December 31, 2006, will expire and be the subject of renewal negotiations on or prior to December 31, 2007. The Company has recently renewed its agreements with two major distributors.

Sales and Marketing

Our primary target demographics are women aged 25 to 54 and adults aged 25 to 54 and our secondary target is adults aged 18 to 49. Our programming is targeted to adults, but is generally appropriate for viewing by the entire family, which is important to viewers, advertisers and affiliates alike.

For over fifty years Hallmark has been a leader in high-quality original television production. The Hallmark Channel and the Hallmark Movie Channel are the only major cable television channels which broadcast the movies previously shown as Hallmark Hall of Fame, a selection of movies from an award-winning entertainment series.

The power of the Hallmark brand and the quality and viewer appeal of RHI Entertainment Distribution programming combine to:

•       provide our viewers with tangible evidence of our commitment to the best in entertainment for the entire family;

•       enhance our ability to attract advertising commitments and higher Cost-Per-Thousands (“CPM”) from the largest advertisers; and

•       provide a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

Crown Media Holdings currently uses the websites www.hallmarkchannel.com and www.hallmarkmoviechannel.com to promote the channels and their programs, and to provide information to potential viewers. These websites contain information regarding the channel’s program schedule, detailed information on the channel’s programs and their stars, and provide platforms for participation in the channels’ sweepstakes promotions. The sites include advertiser imaging including banner messages and video content. Crown Media Holdings also uses internet “micro sites” to further support major programming events such as the television premier of “March of the Penguins.”  These sites provide additional programming information and advertiser sponsorship opportunities.

Hallmark Movie Channel

We fully launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005. The Hallmark Movie Channel focuses on movies and mini-series. The launch of the Hallmark Movie Channel provides an opportunity for the Company to build a second programming asset and use this programming asset as a value added enhancement to increase distribution of the Hallmark Channel.

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

Channel Delivery

We deliver the daily log and digital tapes of the Channels’ programming, commercials and promotional messages to a third party “Network Operations Center” in Denver, Colorado, where the programming, advertising and promotional elements are combined and compressed into a single signal, and transported to an uplink facility in Denver, Colorado. The uplink facility then transmits the signal to a satellite transponder that covers the United States and the transponder transmits the signal back to cable head-end facilities and direct-to-home satellite services operated by pay television distributors who receive and decode our signal and transmit our Channels to their subscribers.

The following chart summarizes for the primary distribution platforms through which we deliver our Channels, our primary pay television distributors, and the uplink and satellites we currently use to deliver our Channels.

Market	Primary Distribution Platforms	Primary Pay TV Distributors	Playback Providers/ Locations	Uplink Providers/ Locations	Satellites
United States	Cable	Time Warner	Sparrowhawk	Comcast Digital	SES Americom—AMC 11
	Satellite	DirecTV	Broadcast Services	Media Center
	Direct-to-home	Charter	Denver, CO	Littleton, CO
Adelphia
Echostar
Cox
Cablevision
Comcast

The contracts with the parties providing uplink, satellite and other services for the delivery of our Channels in the United States expire from 2012 through 2019. Such contracts may be terminated by the vendors prior to the expiration of the contracts under conditions that are customary to contracts of this type. Amounts payable under these contracts, as well as international contracts, are reflected in “Operating and Capital Leases” in the schedule of contractual commitments as of December 31, 2006, as shown in Item 7 below.

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

Distribution Contracts that Call for Increasing Subscriber Counts and Fees

At December 31, 2006, we had distribution agreements with Cablevision, Charter, Comcast, Cox, DirecTV, EchoStar, and Time Warner in the United States, as well as a number of other distributors. The terms of our major distribution agreements generally provide for subscriber fee increases over time, although some provide for lower or no subscriber fees if certain levels of subscribers are achieved. See “Risk Factors Relating to Our Business” below.

Experienced Management

Members of our senior management team have experience promoting and operating channels. They have held senior positions at such companies as Court TV, ABC, CBS Sports, Fox Family, Discovery Channel, AMC and USA Networks.

Competitive Risks

One Primary Channel Distributed Domestically

We operate one primary Channel in the United States. Many of our competitors have more than one channel and are also diversified entertainment companies, giving them an advantage in dealing with distributors and advertisers. These companies are also able to leverage costs across multiple channels. Until the Hallmark Movie Channel is more widely distributed, it will not provide significant leverage in negotiations with distributors and advertisers.

Entertainment Programming

Our programming is entertainment designed for adults and families and is intended to meet quality standards that are associated with the Hallmark trademark. Our competitors may have more flexibility in programming.

Ratings Which Affect Advertising

Our ratings have improved substantially over the last three years. Nevertheless, our competitors include channels with more subscribers and higher ratings, which affects rates that we can charge for advertising.

Research

The research department at the Company provides strategic and tactical guidance to decision-makers within the Company, as well as supplying information about the Channels to our potential advertisers and affiliates. This department provides data on the size and demographics of our audience and information about our audiences, competitors, markets and industry.

Currently, our Channel’s research department translates our overall business strategy into a cohesive research program. This information assists our executives to more effectively target, brand, promote, program, and better understand where opportunities lie, in order to increase our Channel’s market share.

The research department has sophisticated research tools and competitive tracking database hardware and software. Trends and changes from these ratings systems are reported to top management for short and long-term strategic planning.

Our Channel’s performance is tracked through an internal tracking study established in July 2001, which is a monthly telephone survey conducted among a national probability sample of approximately 1,000 adults. The research department also subscribes to a number of other services, which are useful in obtaining information about viewers of our Channel.

Employees

We had 186 employees at December 31, 2005, and 158 employees at December 31, 2006. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good. Most of our Channels’ employees work at our offices in Studio City, California and New York, New York.

Financial Information about Geographic Areas

Information concerning revenue and long-lived assets attributable to external customers may be found in Note 21 of our Notes to Consolidated Financial Statements in this Report.

Available Information

We will make available free of charge through our website, www.hallmarkchannel.com, the Annual Report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

Additionally, we will make available, free of charge upon request, a copy of our Code of Business Conduct and Ethics, which is applicable to all of our employees, including our senior financial officers. Requests for a copy of this code should be addressed to the General Counsel at Crown Media Holdings, Inc., 12700 Ventura Boulevard, Studio City, California  91604.

ITEM 1A.        Risk Factors

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

Both our channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of December 31, 2006, we had an accumulated deficit of approximately $1.9 billion, total stockholders’ deficit of approximately $478.9 million, and goodwill of approximately $314.0 million.

We cannot assure you that we will achieve or sustain profitability. If we are not able to achieve or sustain profitability, the trading price of our Class A common stock may fall significantly. To diminish our losses and become profitable, we will need to substantially increase our advertising and subscriber revenue. This will require, among other things, maintaining the distribution of our channels, attracting more viewers to our channels, attracting more advertisers, and increasing our subscriber and advertising rates. Risks associated with these areas of our business are described below.

In addition, in order to accomplish these goals, the management of Crown Media Holdings continues to believe that it is necessary to maintain subscriber levels and enhance our programming, which may result in increased subscriber acquisition fees and will result in increased costs for programming. Over the last four years, these actions have contributed to increased net losses for Crown Media Holdings.

Our substantial indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. As of December 31, 2006, our total debt was $975.7 million and we had $14.0 million of cash and cash equivalents and $42.4 million available under our bank credit facility subject to the approval of our Board of Directors to cover the negative cash flow resulting from our current operations. Subject to restrictions under our debt agreements, we may also seek equity or debt financing from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes.

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

Because we currently operate at a loss, we may have a negative cash flow and any unanticipated significant expense or any development that hampers our growth in revenue or decreases any of our revenue, would result in the need for additional external funds in order to continue operations. Further, as discussed in this report under “Liquidity and Capital Resources” below, we need to extend, refinance or replace our bank line of credit on or prior to May 31, 2008, or to extend or replace borrowings from Hallmark Cards by May 31, 2008, that would result from the banks drawing upon the irrevocable letter of credit supporting the bank credit facility or from Hallmark Cards’ purchasing the loans under that facility (see note 11 to our Consolidated Financial Statements), and extend or refinance outstanding notes payables to Hallmark Cards and its subsidiaries on or prior to May 31, 2008.

Upon maturity of the credit facility on May 31, 2008, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards described in note 11 but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, would affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company would consider various alternatives as indicated above. In the alternative, the Company would cause Hallmark Cards, pursuant to the terms of the waiver and standby purchase agreement, to exercise its option to purchase the banks interest in the credit facility and the credit facility would then be subject to Hallmark Cards agreement not to demand payment prior to May 31, 2008.

We need to renew distribution agreements covering more than a majority of our subscribers, which expire prior to December 31, 2007.

Our distribution agreements with four of the major distributors in the United States, accounting for approximately 70% of our subscriber base as of December 31, 2006, will terminate on or prior to December 31, 2007 pursuant to the terms of the agreements. If we are unable to renew these distribution agreements, we could lose substantial numbers of subscribers. Although we believe we will be able to negotiate new agreements on favorable terms, it is difficult to predict what the level of subscriber fees will be or whether the distributors will request marketing or “launch” support payments as a condition for renewal. Any significant loss of subscribers, reduction in subscriber fees or obligation to pay launch support or marketing payments could materially affect our subscriber and advertising revenues and affect materially our cash flow and ability to achieve profitability.

“Most Favored Nations” provisions may require modification of existing distribution agreements which could adversely affect subscriber revenues.

A number of our existing distribution agreements contain “most favored nations” or “MFN” clauses. These clauses typically provide that, in the event we enter into an agreement with another distributor on more favorable terms, these terms must be offered to the distributor holding the MFN right, subject to certain exceptions and conditions. Distribution agreements which we may enter into in the future may also contain similar MFN clauses. In the past, after entering into new distribution agreements, we have been asked by some of the distributors holding MFN rights to modify their distribution agreements to incorporate financial terms similar to those in the new agreements. Any claims of this type in the future could result in lower overall subscriber revenues or increased cash outlays; however, if our subscription base is increased as a result of such modifications, it could result in higher advertising revenue.

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

Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. Our competitors may have greater numbers of original productions, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also cause a decline in both advertising and subscriber fees revenue. The decline in revenue could hinder or prevent us from achieving profitability and could adversely affect the market price of our Class A common stock.

If we are unable to increase our advertising revenue, we may be unable to achieve profitability.

Although it is expected over time that our advertising revenue will increase, if we fail to significantly increase our advertising revenue, we may be unable to achieve or sustain profitability or to expand our business. A failure to increase advertising revenue may be a result of any or all of the following: (i) we have a limited history of marketing and selling advertising time; (ii) we may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience; (iii) our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors; (iv) the advancement of technologies such as Digital Video Recording which may cause advertisers to shift their expenditures to media in which their commercial messages are not circumvented by the technology; and/or (v) we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our channels, our number of subscribers, and the viewership ratings for our programming.

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

As a result of our acquisitions of all the common interests in Crown Media United States, we have recorded a significant amount of goodwill. We are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders’ equity (deficit) could be materially adversely affected.

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

•       changes in general market conditions or economic trends; and

•       failure to renew major distribution agreements.

Additionally, of the approximately 74.1 million shares of the Company’s outstanding Class A common stock, only 9.6 million shares (approximately 13%) are not held by affiliates of the Company. This stock ownership structure may also be a cause of volatility in the market price of the Company’s Class A common stock.

Risks Relating to Our Industry

The proposed change in television ratings in the United States could reduce our Channel revenue and our ability to achieve profitability.

Our domestic advertising revenues are partially dependent on television ratings provided by Nielsen Media Research. Nielsen has modified its ratings system by increasing its household sample size and plans to institute other changes in its audience measurement systems  Although these modifications have not negatively impacted our ratings to date, as the impact of the changes continue to take effect our ratings could either be positively or negatively affected by these changes, depending on the demographic characteristics of the households added to the Nielsen sample and the natures of the changes in the measurement systems. Nielsen is continually in the process of modifying its ratings system to accommodate emerging technologies.

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

The Federal Communications Commission or Congress may enact requirements that cable program services be offered to subscribers on an “a la carte” basis, i.e. be made available for purchase separately and not as part of a package of services or that the services be offered in specific packages such as a so-called “family tier.” Such requirements could result in a reduction in the total number of subscribers to our program services and adversely affect advertising revenue.

If we fail to comply with applicable government regulations, our business could be harmed.

If, we as a provider of television channels, fail to comply with applicable present or future government regulations, we could be prohibited from distributing our program services and could be subject to monetary fines or directives, which would increase our operating costs, and, therefore, affect our ability to achieve profitability.

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

ITEM 1B.       Unresolved Staff Comments

Not applicable.

ITEM 2.                Properties

The following table provides certain summary information with respect to the principal real properties leased by the Company. We do not own any real property. The leases for these offices and facilities expire between 2007 and 2010. The Company believes the facilities, office space and other real properties leased are adequate for its current operations.

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd.	Executive and administrative office and post	49,637
Studio City, California	production and editing facilities
1325 Avenue of the Americas	Advertising sales and administrative office	13,145
New York, New York	And advertising traffic
6430 S. Fiddlers Green Circle	Administrative office	4,500
Greenwood Village, Colorado
205 N. Michigan Ave.	Advertising sales office	3,048
Chicago, Illinois
1170 Peachtree Street	Advertising sales office	180
Atlanta, Georgia

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

PART II

ITEM 5.                Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on the Nasdaq National Market System under the ticker symbol “CRWN.” Set forth below are the high and low sales prices for our Class A common stock for each quarterly period in 2005 and 2006, as reported on the Nasdaq National Market System.

	Price Range
Common Stock	High	Low
2005
First Quarter	$9.600	$8.000
Second Quarter	$10.110	$7.970
Third Quarter	$11.500	$8.600
Fourth Quarter	$10.970	$8.470
2006
First Quarter	$9.680	$5.591
Second Quarter	$6.410	$3.490
Third Quarter	$4.700	$3.460
Fourth Quarter	$4.750	$2.940

There is no established public trading market for our Class B common stock, of which 100% is owned by Hallmark Entertainment Investments.

Holders

As of February 28, 2007, there were 60 record holders of our Class A common stock and one record holder of our Class B common stock.

Dividends

We have not paid any cash dividends on our common stock since inception. Excluding our commitments to NICC as described below in Item 13, we anticipate that we will retain all of our earnings, if any, in the foreseeable future to finance the continued growth and expansion of our business, and we have no current intention to pay cash dividends. Our bank credit facility also prohibits our declaring or paying any cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides as of December 31, 2006, information for our only equity compensation plan, which is the Amended and Restated 2000 Long Term Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	810	$10.24	9,190

Stock Purchases

We did not make any repurchases of our outstanding shares during the fourth quarter of 2006. Two of our executive officers purchased shares of our Class A Common Stock in open market transactions during the fourth quarter of 2006.

Performance Graph

The following graph compares total stockholder return on our Class A Common Stock since December 31, 2001 through December 29, 2006, to the Nasdaq Composite Index and a Peer Group Index consisting of EW Scripps Co., Paxson Communications Corp. and Walt Disney Co. The graph assumes that $100 was invested in our stock on December 31, 2001 and that the same amount was invested in the Nasdaq Composite Index and the Peer Group Index. Historical results are not necessarily indicative of future performance. The following graph is deemed furnished and not filed with the SEC.

The closing sale price for our stock on December 31, 2001 was $11.29. Our closing stock price on December 29, 2006, the last trading day of our 2006 fiscal year, was $3.63.

ITEM 6.                Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, and the consolidated balance sheet data as of December 31, 2002, 2003, 2004, 2005 and 2006, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

In April 2005, the Company completed the sale of its international business and classified the operating results of the international business as discontinued operations in the accompanying statements of operations for all periods presented. The Company’s discontinued operations consisted of the international channel operations and the international rights to the film library assets.

In December 2006, the Company completed the sale of its film assets.

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Revenue:
Subscriber fees	$8,463	$4,329	$9,874	$18,746	$24,869
Advertising	40,991	76,153	104,481	143,780	172,950
Advertising by Hallmark Cards	5,021	1,397	1,846	2,335	1,240
Film asset license fees	15,603	17,548	22,035	21,693	1,815
Sublicense fees and other revenue	1	6	—	10,830	305
Total revenue, net	70,079	99,433	138,236	197,384	201,179
Cost of Services:
Programming costs
Affiliates	13,456	9,785	11,820	14,924	27,080
Non-affiliates	86,727	58,490	78,058	105,653	125,113
Amortization of film assets	13,131	12,965	28,905	51,619	14,739
Impairment of film assets	—	—	22,003	25,542	225,832
Subscriber acquisition fee amortization expense	39,133	22,961	26,020	35,928	31,044
Amortization of capital lease	—	—	96	1,158	1,157
Other costs of services	15,956	13,351	10,939	20,448	11,273
Total cost of services	168,403	117,552	177,841	255,272	436,238
Selling, general and administrative expense	39,394	41,811	52,209	55,162	43,761
Marketing expense	34,004	16,619	16,477	24,160	16,021
Reorganization expense	6,798	993	—	—	—
Depreciation and amortization expense	5,230	6,245	6,306	4,471	2,865
Gain from sale of film assets	—	—	—	—	(8,238)
Loss from operations before interest expense	(183,750)	(83,787)	(114,597)	(141,681)	(289,468)
Loss on early extinguishment of debt	—	(39,812)	—	—	—
Guaranteed preferred beneficial interest accretion	(25,508)	(23,218)	—	—	—
Interest expense	(17,124)	(39,758)	(60,179)	(73,856)	(98,935)
Loss before discontinued operations and cumulative effect of change in accounting principle	(226,382)	(186,575)	(174,776)	(215,537)	(388,403)
Loss from discontinued operations, net of tax	(86,647)	(35,574)	(142,030)	(10,683)	—
(Loss) gain from sale of discontinued operations, net of tax	—	—	—	(6,538)	1,530
Loss before cumulative effect of change in accounting principle	(313,029)	(222,149)	(316,806)	(232,758)	(386,873)
Cumulative effect of change in accounting principle	—	17,000	—	—	(2,099)
Net loss	$(313,029)	$(205,149)	$(316,806)	$(232,758)	$(388,972)
Other comprehensive income (loss):
(Loss) gain on fair value of derivative asset	204	—	—	—	—
Foreign currency translation adjustment	1,063	1,366	1,421	(3,434)	—
Comprehensive loss	$(311,762)	$(203,783)	$(315,385)	$(236,192)	$(388,972)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,306	104,484	104,533	104,619	104,788
Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	$(2.17)	$(1.78)	$(1.67)	$(2.06)	$(3.71)
(Loss) gain per share from discontinued operations, basic and diluted	(0.83)	(0.34)	(1.36)	(0.16)	0.02
Cumulative effect of change in accounting principle, basic and diluted	—	0.16	—	—	(0.02)
Net loss per share, basic and diluted	$(3.00)	$(1.96)	$(3.03)	$(2.22)	$(3.71)

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$335	$4,306	$12,102	$15,926	$13,965
Goodwill	314,033	314,033	314,033	314,033	314,033
Total assets	1,497,930	1,565,747	1,512,768	1,273,826	767,783
Total long-term debt, excluding current Maturities	382,206	808,892	886,302	971,589	975,007
Stockholders’ equity (deficit)	467,595	313,451	54,636	(123,189)	(478,944)
Other Data:
Capital expenditures	$3,627	$2,544	$878	$504	$713
Total subscribers at year end	48,815	56,010	64,565	70,666	74,641

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Current Business

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its subsidiary, owns and operates pay television channels (collectively the “Hallmark Channel,” the “Hallmark Movie Channel,” the “channel” or collectively the “channels”) dedicated to high-quality entertainment programming for adults and families, in the United States.

With 74.6 million subscribers (as provided by Nielsen Research) in the United States at December 31, 2006, Crown Media Holdings is the 39th most widely distributed advertising-supported cable channel in the United States. For the fourth quarter of 2006, we finished the quarter as the 9th highest rated advertising-supported cable channel for total day ratings and the 6th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005. The Hallmark Movie Channel focuses on movies and mini-series. It will generate advertising revenue in 2007 and as distribution continues to expand, the financial contribution of the Hallmark Movie Channel may grow. The Hallmark Movie Channel is operated through Crown Media Holdings existing infrastructure at a small incremental cost, which will increase since we have completed the sale of our domestic film library.

For information regarding the sale of the domestic film library, through the sale of the Company’s membership interest in Crown Media Distribution, see Note 1 and Note 3 of Notes to the Consolidated Financial Statements in this Report.

Current Challenges

The Hallmark Channel faces challenges on the distribution front. The distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and thus rates charged for advertising. We have an ongoing focus on growing our subscriber base. The current and long-term distribution challenges will be renewing our distribution arrangements with the multiple system operators as they expire. Our major distribution agreements have terms which expire at various times through February 2012. Of these distribution agreements, agreements accounting for approximately 70% of our subscriber base at December 31, 2006, will expire and be the subject of renewal negotiations on or prior to December 31, 2007. While the economics of the renewals and potential cash incentive payments are unknown and could have a significant impact on our business, we believe that the ratings success of the

Hallmark Channel and the positive family-friendly environment we have created with our programming schedule has assisted in our renewal discussions. Any renewals of these distribution agreements may also be significant as to whether we are able to maintain or increase our subscriber fees. The Company has recently renewed its agreements with two major distributors.

Domestic telephone companies are entering into the business of distributing television channels to households through their wire-lines. We have reached agreements with several telephone companies and cooperatives of telephone companies, which permit the carriage of the Hallmark Channel and the Hallmark Movie Channel, and are negotiating with others. We expect that subscribers to these telephone services will in large part be customers previously served by existing cable television companies and satellite television companies. To date, subscribers and revenues through telephone companies have been insignificant.

Three factors have contributed to the ratings improvements of the Hallmark Channel: acquired series and movies, original productions and marketing. Acquired series such as Little House on the Prairie, Walker, Texas Ranger and M*A*S*H have consistently delivered strong ratings across all day-parts. Original productions are our most high profile programs and generate the channel’s highest ratings. Original productions are significant in helping our distribution and advertising sales teams sell the channel. Substantially all of our original programming has been provided by RHI Entertainment. The Company typically incurs additional marketing expenses surrounding original productions and certain acquired movies.

We have extended our program license for M*A*S*H; however, commencing January 1, 2007, our rights became non-exclusive in cable television and we may only broadcast the series from 8 a.m. to 8 p.m. Previously, M*A*S*H has been aired on the Hallmark Channel during primetime on an exclusive basis. This change was made for cost savings. Beginning in the fourth quarter of 2006, we filled the late night programming position previously occupied by M*A*S*H with two hour movies. To date, the ratings from this day part have not been significantly different from the ratings received when M*A*S*H filled this programming position.

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

We sold approximately 46% of our inventory for advertising on our Channels in the upfront market (generally sales in June, July and August for the last quarter of 2006 and the first three quarters of 2007), compared to 50% to 55% sold in the 2005 upfront market. We were able to achieve significant increases in our CPM’s in the upfront market for next year compared to the upfront market for this year. The balance of advertising inventory will be made available in the scatter market, which in the past has yielded higher advertising rates than the upfront market.

International Business

Please see Note 1 in our Consolidated Financial Statements—Sale of the International Business of Notes to the Consolidated Financial Statements in this Report.

Sale of Membership Interests in Crown Media Distribution

Please see Note 1 in our Consolidated Financial Statements—Sale of Membership Interests in Crown Media Distribution of Notes to the Consolidated Financial Statements in this Report.

Impairment of Assets

Please see Note 3 of Notes to the Consolidated Financial Statements in this Report for information on impairment charges for 2004, 2005 and 2006.

Revenue from Continuing Operations

Our revenue consists primarily of subscriber fees and advertising fees, and included until December 2006, film asset license fees.

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

We are in continuous negotiations with our existing distributors to increase our subscriber base in order to enhance our advertising results. We have been subject to requests by major distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue may continue to be negatively affected by subscriber acquisition fee amortization, waiver of subscriber fees and bulk discounts resulting from the attainment of certain subscriber levels; however, we believe these measures, if necessary, will help us increase our subscriber base more quickly, which in turn will allow us to attract additional advertisers and command higher advertising rates.

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

Our subscriber count depends on the number of distributors carrying the Hallmark Channel and the size of such distributors as well as the program tiers on which our channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers as promotional periods end, or as a distributor arrangement is amended or terminated by us or the distributor. Changes to distribution arrangements during the year ended December 31, 2006, have not been significant. Management analyzes the estimated effect each new or amended distribution agreement will have on revenues and costs. Based upon these analyses, management endeavors to achieve a fair combination of subscriber commitments and subscriber acquisition fees with each of our domestic distributors.

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

Film Asset License Fees

Crown Media Distribution generated revenue from the film assets by granting licenses to third parties to exhibit the films in the United States. We also used the films as programming for the Hallmark Channel and the Hallmark Movie Channel. Customers for our film assets consisted of other television channels, home video distributors and brokers who resold rights to our film assets. License fees for our film assets were generally negotiated based upon, among other things, the size of the potential audience who were to be viewing the programming and the term of the license. The market for our film library was typically seasonal, with over half of the annual sales occurring in the fourth quarter in past years. This seasonality was generally due to the timing of our customers’ program scheduling activities. In 2006, film licensing activities and revenues were negatively affected by the sale process of the Company’s film library, which sale closed in December 2006. Due to the sale of the Company’s film library, we will not have film licensing activities in the future.

Cost of Services

Our cost of services consists primarily of program license fees; subscriber acquisition fee expense; the cost of signal distribution; administration, distribution and, until we sold our film assets, amortization of and other exploitation of our film assets; and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand our existing markets and third party programming to support our advertising strategy.

Critical Accounting Policies, Judgments and Estimates

We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations, either past or present. For further information regarding our critical accounting policies, judgments and estimates, please see the Notes to Consolidated Financial Statements contained in this Report. These policies and estimates are considered critical because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. Our preparation of this annual report on Form 10-K requires us to make estimates, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.

The following discussion concerns certain accounting estimates and assumptions that are considered to be material due to the levels of subjectivity and judgment necessary to account for uncertain matters and the susceptibility of such matters to changes.

Residual and Participation Liabilities

The Company accounts for the future costs for residual and participation liabilities to the various guilds associated with the sales, licensing and internal use of the domestic and international film assets. Following the December 15, 2006 sale of the film library, the Company will not incur new obligations of this nature.

Pursuant to Amendment No. 1 to the Purchase Agreement dated December 15, 2006, the Company shall indemnify RHI for such liabilities that arise through December 14, 2016 up to a maximum amount of $22.5 million. The Company’s actual cost for this obligation will depend on the level of RHI’s domestic library sales during this period. Any revision to this estimated liability will be reflected as gain (loss) from the sale of film assets

Also, the Company estimated a liability of approximately $4.5 million to pay the estimated residual and participation costs that the buyer would otherwise be obligated to pay to third parties through April 2015 in connection with international film library sales. The Company’s actual cost for this obligation will depend on the buyer’s actual usage or sales of these films. Any revisions to this estimated liability will be reflected as gain (loss) from the sale of discontinued operations in future periods. The liability the Company will owe is not subject to any contractual limitation.

We consider our estimates of future domestic and international sales of the film assets by the respective buyers to be critical because determining the extent and timing of future film sales requires significant judgment and is subject to refinement as facts and circumstances change. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

Film Asset Amortization and Film Library Impairment

The Company amortized its film assets using the individual-film-forecast-computation method over a maximum period of 9.25 years from the date of acquisition. The individual-film-forecast-computation method amortized such assets in the same ratio that period revenue bore to estimated ultimate future revenues.

The Company reviewed its estimates of ultimate future revenues and participation costs on a quarterly basis to reflect currently available information. Estimated ultimate future revenues were based on the history of each film and similar films, sales and marketing plans, and other factors, all of which required significant judgment and estimation by management. Differences between amortization expense determined using the new estimates and any amounts previously expensed during that current fiscal year were charged or credited to the statement of operations in the period in which the estimates were revised.

For use of the film assets on the Hallmark Channel and the Hallmark Movie Channel, the Company estimated the fair value of the internal usage based upon the portion of the film’s ultimate revenues attributable to the term of the license window. The Company first calculated the amount of cost attributable to the internal use using the individual-film-forecast-computation method described above and then expensed such amounts ratably over the term of the license window.

On a quarterly basis, the Company assessed whether events or circumstances had changed indicating that the fair value of a film was lower than its unamortized cost or carrying value. If the carrying value of any individual film asset exceeded its fair value, the film asset was written-down to its estimated fair value. The Company considered the following factors, among others, in estimating cash flows and fair values for each film: (a) the operating environment expected for the next several years, (b) the size of the library as a whole, (c) historical license fee revenue per film, (d) each title’s age, quality, and marketability, (e) existing sales plans including the amount of product desired to be sold each year, (f) future performance estimates, (g) assumptions and estimates underlying past and future estimates, (h) risk factors that could effect future operations of the Library and (i) offers from potential buyers of the film assets. In estimating a film’s fair value, the Company considered those cash outflows necessary to generate the film’s cash inflows such as exploitation, residual and participation costs and taxes. The discount rate used in the Company’s discounted cash flow model was based upon management’s estimate of the rate a purchaser would require related to the risks and uncertainties surrounding the timing and probability of the cash flow estimates.

We believe that our estimation of the fair value of film assets, future ultimate revenues and estimated sales to third parties and internal usage of our film assets prior to their sale were critical accounting estimate, because the estimates of sales and fair value involve a significant degree of judgment and were subject to refinement as facts and circumstances change.

Program License Fees

Program license fees are paid in connection with the acquisition of the rights to air programs acquired from others. The cost of program rights are deferred and then amortized on a straight-line basis over the shorter of their contractual license periods or anticipated usage. On a quarterly basis, the Company evaluates the recoverability of these deferred license fees in relation to the estimated future revenues. This analysis is based upon the critical management estimates of net realizable value for program license fees that are determined using future estimated advertising revenues and anticipated patterns of programming usage on a day part basis as it pertains to programming licensed to the channel. The estimate of usage and advertising revenues involve a significant degree of judgment and are subject to refinement as facts and circumstances change. Accordingly, this is considered a critical accounting estimate. These estimates of expected annual future estimated revenues are compared to net book value of the program license fee assets to determine if the programming assets are expected to be recovered. Where the analysis indicates the costs are in excess of the estimated net realizable value, additional programming costs are recognized for the difference. Any changes to these estimates could materially impact our financial statements or results of operations.

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

Goodwill is reviewed for impairment annually on November 30 or whenever an event occurs or there is a change in circumstances that indicates fair value might be less than carrying value. Goodwill is carried at historical cost if the estimated fair value is greater than the carrying amounts. However, if estimated fair value is less than the carrying amount, goodwill would be reduced to the estimated fair value through an impairment charge to the Company’s consolidated statements of operations.

Cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. If estimates of future cash flows are different from our assumptions, we may conclude that some of our long-lived assets are not recoverable, which would likely cause us to record a material impairment charge. Also, if future cash flows are significantly lower than the projections we may determine at some future date that some of our long-lived assets are not recoverable.

Effects of Transactions with Related and Certain Other Parties

Hallmark Transactions

In 2007 to date and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, trademark licenses, administrative services, a Tax Sharing Agreement, the issuance of a $400.0 million senior unsecured note, notes payable and a debt waiver agreement.

Bank Credit Facility

In March 2005, as part of an amendment to our bank credit facility, Hallmark Cards has provided a letter of credit to the lenders for an amount equal to the maximum amount which may be borrowed under the bank credit facility. Under Amendment No. 9 to the bank credit agreement dated March 21, 2006, Hallmark Cards acquired the right to purchase all of the bank lender’s interest in the bank credit facility. Under a waiver and standby purchase agreement entered into by Hallmark Cards on the same day, as last amended on March 2, 2007, Hallmark Cards and its subsidiaries have agreed not to demand payments of various obligations owed by us to them until May 31, 2008, including draws under the above mentioned letter of credit. In the same waiver and standby purchase agreement, Hallmark Cards has provided us with the right to cause Hallmark Cards to purchase all of the bank lenders’ interest in loans. See “Bank Credit Facility” below.

Tax Sharing Agreement

In March 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a Tax Sharing Agreement with Hallmark Cards, which was amended at the time the Company issued the senior unsecured note to HC Crown. We account for income taxes as if Crown Media Holdings were a separate taxpayer. Accordingly, Hallmark Cards’ ability to use our tax losses does not impact our assessment of the need for a valuation allowance on deferred tax assets, including future tax losses. Any payments received from Hallmark Cards under the Tax Sharing Agreement are recorded as an increase in paid-in capital. For information regarding the Tax Sharing Agreement, please see Notes 12 and 16 to the Notes to Consolidated Financial Statements contained in this Report.

Senior Unsecured Note

On August 5, 2003, Crown Media Holdings repurchased all of the outstanding trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million. Funds for this repurchase were obtained from the proceeds from the issuance of a senior unsecured note issued to HC Crown in the amount of $400.0 million. For information regarding our senior unsecured note, please see Note 11 to the Notes to Consolidated Financial Statements contained in this Report.

Promissory Notes with Hallmark Entertainment Holdings

In October 2005, the Company converted a portion of its license fees payable to Hallmark affiliates, which were approximately $132.8 million, to a promissory note bearing interest at LIBOR plus 3% per annum. The term of the promissory note began on October 1, 2005 and is payable in full on May 31, 2008 per an extension under the waiver and standby purchase agreement. This note was transferred to a subsidiary of Hallmark Cards prior to the sale by Hallmark Cards of its interests in Hallmark Entertainment LLC, now called RHI Entertainment LLC.

In March 2006, the Company converted its payable to a Hallmark Cards affiliate, which was approximately $70.4 million, to a promissory note bearing interest at LIBOR plus 3% per annum. The term of the promissory note began on March 21, 2006, and, as a result of the waiver and standby purchase agreement discussed above,  principal and interest are payable on May 31, 2008.

NICC License Agreement

For information regarding the amendment to our license agreement with NICC, please see Item 13 “Certain Relationships and Related Transactions” contained in this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2004, 2005 and 2006, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

				Percent Change
	Years ended December 31,			2005 vs.	2006 vs.
	2004	2005	2006	2004	2005
	(In thousands)
Revenues:
Subscriber fees	$9,874	$18,746	$24,869	90%	33%
Advertising	106,327	146,115	174,190	37%	19%
Film asset license fees	22,035	21,693	1,815	-2%	-92%
Sublicense fees and other revenue	—	10,830	305	100%	-97%
Total revenues	138,236	197,384	201,179	43%	2%
Cost of Services:
Programming costs	89,878	120,577	152,193	34%	26%
Amortization of film assets	28,905	51,619	14,739	79%	-71%
Impairment of film assets	22,003	25,542	225,832	16%	784%
Subscriber acquisition fee amortization	26,020	35,928	31,044	38%	-14%
Operating costs	11,035	21,606	12,430	96%	-42%
Total cost of services	177,841	255,272	436,238	44%	71%
Selling, general and administrative expense	58,515	59,633	46,626	2%	-22%
Marketing expense	16,477	24,160	16,021	47%	-34%
Gain on sale of film assets	—	—	(8,238)		100%
Loss from continuing operations before interest expense	(114,597)	(141,681)	(289,468)	24%	104%
Interest expense	(60,179)	(73,856)	(98,935)	23%	34%
Loss from continuing operations	(174,776)	(215,537)	(388,403)	23%	80%
Loss from discontinued operations	(142,030)	(10,683)	—	-92%	-100%
Gain (loss) on sale of discontinued operations	—	(6,538)	1,530	100%	-123%
Cumulative effect of change in accounting principle	—	—	(2,099)		100%
Net loss	$(316,806)	$(232,758)	$(388,972)	-27%	67%
Other Data:
Net cash used in operating activities	$(15,198)	$(121,926)	$(34,061)	702%	-72%
Capital expenditures	$(878)	$(504)	$(713)	-43%	41%
Proceeds from disposition of international business	$—	$221,979	$—	100%	-100%
Proceeds from disposition of film assets	$—	$—	$152,116		100%
Net cash provided by (used in) financing activities	$66,565	$(72,329)	$(110,883)	-209%	53%
Net cash used in discontinued operations	$(42,693)	$(15,063)	$—	-65%	-100%
Total domestic day household ratings (1)(3)	0.600	0.707	0.755	18%	7%
Total domestic primetime household ratings (2)(3)	0.871	1.033	1.216	19%	18%
Subscribers at year end	64,565	70,666	74,641	9%	6%

(1)          Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)          Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)          These Nielsen ratings are for the time period January 1 through December 31.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006

Revenue.

Our revenue increased 2% for the year ended December 31, 2006. Our 33% increase in subscriber fee revenue for the year ended December 31, 2006, was the result of the expiration of free carriage periods during 2006 for certain of our domestic distributors and an increase in subscribers. Subscriber acquisition fee expense recorded as a reduction of revenue was $8.7 million for the year ended December 31, 2006, and $12.1 million for the comparable period in 2005, as a result of fees required under distribution agreements negotiated in prior years and a renewal of a major distribution agreement negotiated in 2005. Subscriber counts have increased as a result of previously amended distribution agreements in the United States, which provide for financial incentives to the distributors for distribution growth, as well as the ratings success of the Hallmark Channel.

The 19% increase in advertising revenue reflects the following during 2006: the 6% growth in subscribers; higher household ratings; and higher advertising rates resulting from the increase in distribution and viewership. Additionally, the number of advertisers on our channel rose from 414 at December 31, 2005, to 418 at December 31, 2006.

Revenue from the licensing of our film assets totaled $1.8 million for the year ended December 31, 2006, compared with $21.7 million for the comparable period in 2005. The Company sold its film assets in December 2006. Until that time, sales decreased due to the uncertainty of the completion of the sale. Sublicense fees and other revenue for the year ended December 31, 2005, was $10.8 million primarily due to the sub-licensing of Little House on the Prairie to a third party. The Company recorded $305,000 of sublicense fees and other revenue for the year ended December 31, 2006.

Cost of services.   Cost of services as a percent of revenue increased to 217% for the year ended December 31, 2006, as compared to 129% in the prior year’s period. This increase was primarily related to the $225.8 million impairment of our film assets explained below.

Total programming costs for the year ended December 31, 2006, increased 26% due to our focus on retaining and acquiring higher quality series programming, our acquisition of original programming such as Mystery Movies and the related amortizations and a write-down of $20.9 million of certain program license fees to their estimated net realizable values.

Non-cash impairment charges in a total amount of $25.5 million and $225.8 million related to our film assets for the years ended December 31, 2005 and 2006, respectively. As a result of non-binding bids received in the second quarter of 2006 and terms of a then proposed agreement for the sale of the library, management deemed it necessary to review its film assets for impairment as of both June 30, 2006 and September 30, 2006, and impairment charges were recognized in both of these quarters based on these reviews.The impairment charges for the film assets were recognized in the third and fourth quarters of 2005 based upon then current projections for the sales and internal use of the film assets.

Amortization of film assets decreased 71% for the year ended December 31, 2006, compared to the same periods in 2005 primarily as a result of a significant decrease in the licensing of our film assets as noted above because of the sale of our film assets in December 2006 and related uncertainty surrounding the sale until it was completed. Our subscriber acquisition fee amortization expense for the year ended December 31, 2006, as compared to the 2005 year, decreased 14% because we fully amortized certain of our agreements with our domestic distributors.

Generally, our major distribution agreements have required the Company to pay subscriber acquisition fees to distributors for additional subscribers. Our subscribers increased from 70.7 million at December 31, 2005, to 74.6 million at December 31, 2006, however, the Company incurred no additional subscriber acquisition fees for this increase in subscribers. The Company amortizes previously incurred subscriber acquisition costs over the remaining life of the relevant distribution agreement.

Operating costs for the year ended December 31, 2006, decreased $9.2 million primarily due to a $9.2 million decrease in bad debt expense.

Selling, general and administrative expense.   Our selling, general and administrative expense decreased for the year ended December 31, 2006, due primarily to an $11.7 million decrease in compensation expense associated with our restricted stock units and a $1.6 million decrease in depreciation and amortization expense offset in part by an accrual related to certain claims made against the Company by the buyer of the international business.

Marketing expense.   For the year ended December 31, 2006, our marketing expense decreased 34% primarily due to the elimination in 2006 of the Mystery Movie marketing campaign for the Hallmark Channel. In order to build upon the success of our 2004 Holiday promotion and to assist with the sale of our advertising inventory in the upfront market, the Company commenced the Mystery Movie franchise in the first quarter of 2005.

Interest expense.   Interest expense increased 34% for the year ended December 31, 2006, due to: higher interest expenses explained below; interest on our $400.0 million senior unsecured note payable, which increased by $5.0 million for the year ended December 31, 2006, as compared to the prior year; and interest on our $75.0 million promissory note, which increased by $2.0 million for the year ended December 31, 2006, as compared to the prior year. Interest on our senior unsecured note payable increased as accrued interest was added to the principal. Interest increased related to our promissory note due to a higher interest rate and a higher principal balance. In October 2005, we converted $132.8 million of license fees payable into a note payable to a Hallmark Cards affiliate and the related interest expense was $2.4 million for the year ended December 31, 2005. Interest related to the $132.8 million note payable to a Hallmark Cards affiliate was $11.2 million for the year ended December 31, 2006. In March 2006, we converted $70.0 million of payables to affiliates into a note payable to a Hallmark Cards affiliate and the related interest expense was $4.1 million for the year ended December 31, 2006. Interest on our credit facility increased $4.0 million due to a higher principal balance and interest rate. Interest payable to Hallmark Cards with respect to our credit facility increased $1.4 million due to a higher principal balance and interest rate.

Loss from Continuing Operations.   Loss from continuing operations for the year ended December 31, 2005 and 2006, was $215.5 million and $388.4 million, respectively. Our loss from continuing operations increased primarily due to our $225.8 million impairment of our film assets discussed above.

Loss from Discontinued Operations.   Loss from discontinued operations for the years ended December 31, 2005 and 2006, was $10.7 million and $0, respectively. The Company sold its international business on April 26, 2005.

Cumulative effect of change in accounting principle.   On January 1, 2006, we adopted SFAS 123R. The total compensation cost related to performance RSUs granted under the Plan net of estimated forfeitures was $2.1 million, which was recorded as a cumulative catch-up adjustment during the year ended December 31, 2006. Under prior accounting treatment, the performance RSUs were not classified as a liability as it was deemed improbable that these RSUs would settle based upon the performance of our Class A common stock.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

Revenue.

Our revenue increased 43% for the year ended December 31, 2005. Our 90% increase in subscriber fee revenue for the year ended December 31, 2005, was the result of the expiration of waived subscriber fees for certain of our domestic distributors and an increase in subscribers. Subscriber acquisition fee amortization recorded as a reduction of revenue was $12.1 million for the year ended December 31, 2005, and $12.2 million for the comparable period in 2004, as a result of fees required under distribution agreements negotiated in prior years and a renewal of a major distribution agreement negotiated in 2005. Subscriber counts increased as a result of previously amended distribution agreements in the United States, which provide for financial incentives for distribution growth, as well as the ratings success of the Hallmark Channel. The ability to increase our subscriber base is important both in terms of growing our subscriber and advertising revenues.

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

Cost of services.   Cost of services as a percent of revenue remained relatively flat at 129% for the year ended December 31, 2005, as compared to 129% in the prior year’s period.

Total programming costs for the year ended December 31, 2005, increased 34% due to our focus on higher quality series programming such as M*A*S*H , Judging Amy, and J.A.G. and the related amortization. In addition, the Hallmark Channel introduced the Mystery Movies in the first quarter of 2005, which also involve higher costs and related amortization.

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

In the past some of our major distribution agreements have required the Company to pay subscriber acquisition fees to distributors for additional subscribers. Our subscribers increased from 64.6 million at December 31, 2004, to 70.7 million at December 31, 2005, and the Company incurred additional subscriber acquisition fees for this increase in subscribers. The Company amortizes these costs over the remaining life of the relevant distribution agreement, which resulted in a 38% increase in our subscriber acquisition fee amortization expense for the year ended December 31, 2005, as compared to the prior year.

Operating costs for the year ended December 31, 2005, increased $10.6 million primarily due to a $8.8 million increase in bad debt expense, a $565,000 increase in equipment expense, $536,000 increase in playback, transponder and uplink expense, and a $1.1 million increase in amortization expense related to our capital lease placed into service during fourth quarter 2004.

Selling, general and administrative expense.   Our selling, general and administrative expense increased for the year ended December 31, 2005, due to an increase in consulting expense and audit fees associated with complying with our regulatory requirements under the Sarbanes-Oxley Act and offset by a decrease in compensation expense associated with our restricted stock units.

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

Interest expense.   Interest expense increased 23% for the year ended December 31, 2005, due to interest on our $400.0 million senior unsecured note payable, which increased by $4.6 million for the year ended December 31, 2005, as compared to the prior year, and interest on our $75.0 million promissory note, which increased by $1.8 million for the year ended December 31, 2005, as compared to the prior year. Interest on our senior unsecured note payable increased as accrued interest was added to the principal. Interest increased related to our promissory note due to a higher interest rate. Interest expense also increased $1.5 million related to our interest expense on our capital lease for a transponder. Additionally, a portion of interest expense, which was formerly payable to our bank syndicate and is now payable to HC Crown as a result of Amendment No. 8 of our credit facility was $3.2 million. In October 2005, we converted $132.8 million of license fees payable into a note payable to a Hallmark Cards affiliate and the related interest expense was $2.4 million for the year ended December 31, 2005.

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

Loss from Discontinued Operations.   Loss from discontinued operations for the years ended December 31, 2004 and 2005, was $142.0 million and $10.7 million, respectively. Loss from discontinued operations was less for the year ended December 31, 2005, as compared to the comparable period for 2004, as a result of the Company’s sale of its  international business on April 26, 2005.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations was $121.9 million and $34.1 million for the years ended December 31, 2005 and 2006, respectively. Cash was used primarily to fund operating expenditures and the acquisition of programming. The decrease in cash flow used in operations was primarily due to a $93.4 million decrease of acquisitions of program license fees during 2006.

Cash provided by investing activities was $213.1 million for the year ended December 31, 2005. Proceeds from the sale of our international business were $222.0 million in 2005. Cash provided by investing activities was $143.0 million for the year ended December 31, 2006. Proceeds from the sale of our film assets were $152.1 million in 2006.

Cash used in financing activities was $72.3 million for the year ended December 31, 2005. During the year ended December 31, 2005, we repaid $195.0 million under our bank credit facility. Additionally, we borrowed $95.0 million under our bank credit facility to repay certain programming obligations to

Hallmark Cards affiliates, pay severance and RSU settlements for certain employees of the international business and to meet our operating demands during the year ended December 31, 2005. We received $56.1 million (including the $30.0 million offset to intercompany debt during the third quarter of 2005) and $30.0 million (including the $18.0 million offset to intercompany debt during the third quarter of 2006) under the Tax Sharing Agreement during 2005 and 2006, respectively. Cash used in financing activities was $110.9 million for the year ended December 31, 2006. During the year ended December 31, 2006, we repaid $137.4 million under our bank credit facility. Additionally, we borrowed $15.0 million under our bank credit facility.

Cash used in discontinued operations was $15.1 million and $0 for the years ended December 31, 2005 and 2006, respectively. Cash used in discontinued operations decreased as the sale of the Company’s international business was completed in April 2005.

Cash used in operating activities from continuing operations was $15.2 million and $121.9 million for the years ended December 31, 2004 and 2005, respectively. Cash was used primarily to fund operating expenditures and the acquisition of programming. The increase in cash flow used in operations was primarily due to an increase of payments to RHI Entertainment Distribution for programming of $88.4 million ($26.6 million of which is included in the increase of prepaid and other assets) and an increase of $12.8 million in subscriber acquisition fee payments.

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

Cash used in discontinued operations was $42.7 million and $15.1 million for the years ended December 31, 2004 and 2005, respectively. Cash used in discontinued operations decreased as the sale of the Company’s international business was completed in April 2005.

The following table aggregates all of our contractual commitments as of December 31, 2006.

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Credit facility and interest payable	$87.7	$—	$87.7	$—	$—
Company obligated mandatorily redeemable preferred interest, including accretion(1)	25.0	—	10.0	15.0	—
HC Crown line of credit and interest payable	93.5	—	93.5	—	—
Senior unsecured note to HC Crown, including accretion	562.2	—	—	562.2	—
Note payable to Hallmark Cards affiliate	146.4	—	146.4	—	—
Note payable to Hallmark Cards affiliate	53.4	—	53.4	—	—
Capital lease obligations	16.2	0.7	1.5	1.9	12.1
Operating leases (off-balance sheet commitments)	10.3	4.0	4.7	1.5	0.1
Other obligations
Program license fees payable for non-affiliate current and future windows (includes off-balance sheet commitments)	391.0	115.9	176.5	70.1	28.5
Program license fees payable for affiliate current and future windows (includes off-balance sheet commitments)(2)	22.4	22.4	—	—	—
Subscriber acquisition fees	2.1	2.1	—	—	—
Deferred compensation and interest	3.9	1.3	2.6	—	—
Payable to buyer of international business	9.7	4.9	4.8	—	—
Other payables to buyer of international business	7.4	1.0	2.1	1.7	2.6
Other payables to buyer of film assets	22.5	—	3.8	4.3	14.4
Total Contractual Cash Obligations	$1,453.7	$152.3	$587.0	$656.7	$57.7

(1)          Payments are due within 60 days of the end of each fiscal year in which Crown Media United States reports pretax profits exceeding $10.0 million. If Crown Media United States does not earn pretax profits, the company obligated mandatorily redeemable preferred interest is to be redeemed within 60 days of fiscal year ending December 31, 2010.

(2)          The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

For information on a contingent obligation to purchase NICC’s common stock of ours, please see “Crown Media United States Programming Agreement with NICC” in Item 13 Certain Relationships and Related Transactions and Director Independence.

Cash Flows

As of December 31, 2006, the Company had $14.0 million in cash and cash equivalents on hand. As of December 31, 2006, the Company had borrowed $87.6 million from a $130.0 million revolving bank credit, which matures May 31, 2008.

The Company’s principal sources of funds are cash on hand, cash generated by operations, tax sharing payments from Hallmark Cards and amounts available under the Company’s revolving bank credit facility. Payments under the tax sharing agreement are affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses. The Company received $12.0 million in tax sharing payments in 2006 and does not currently expect to receive tax sharing payments during 2007. The Company currently has $42.4 million of unused revolving credit capacity. The Company’s ability to borrow additional amounts under the credit facility is not limited or restricted as long as no covenants have been violated.

The ability of the existing sources of liquidity to be sufficient to fund the Company’s operations depends upon continued growth in subscriber revenue and advertising revenue. Any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse operating conditions would impact the Company’s liquidity and its ability to fund the current level of operations

The Company expects to continue making investments in programming, marketing and distribution. However, the Company’s recurring loss situation has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.

The Company anticipates that its principal uses of funds for 2007 will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming, and interest under its bank credit facility.

As part of efforts to improve the capital structure, in 2006 the Company sold its membership interests in Crown Media Distribution as described in “Sale of Membership Interests in Crown Media Distribution” above.

The Company currently believes that cash on hand, cash generated by operations and availability on its bank credit facility, when combined with the deferral of any required payments on related-party debt and related interest mentioned below, will be sufficient to fund the Company’s operations and meet its liquidity needs through May 31, 2008.

The Company’s bank credit facility matures on May 31, 2008.  The Company significantly reduced the amounts outstanding under the credit facility with the proceeds of the sale of its membership interests in Crown Media Distribution. In conjunction with these repayments on the credit facility, the Company reduced the borrowing capacity under the credit facility to $130.0 million. The Company intends to extend or refinance the Bank credit facility prior to or upon its maturity. Any such extension or refinancing might require a continuation of a letter of credit from Hallmark Cards or other steps by the Company and is not assured.

If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility, or alternatively Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and the rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time after May 31, 2008, under the terms of the waiver and standby purchase agreement (“Waiver Agreement”) described below.

Upon maturity of the credit facility on May 31, 2008, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, would adversely affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company, if it has not secured an extension of the credit facility or alternative financing, would cause Hallmark Cards pursuant to the terms of the Waiver Agreement to exercise its option to purchase all of the outstanding indebtedness under the credit facility and the credit facility would then be subject to terms of the Waiver Agreement.

Due to the Company’s possible inability to meet its obligations when they come due on May 31, 2008, the Company anticipates that prior to May 31, 2008, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the

Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, a sale of certain assets or other strategic alternatives.

Bank Credit Facility and Hallmark Notes

Bank Credit Facility

In 2001, we entered into a credit agreement (which agreement has been amended subsequently, with the most recent amendment dated March 2, 2007) with a syndicate of banks, led by JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank. The facility is guaranteed by our subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. As a result of Amendment No. 11 in December 2006, the bank credit facility is a revolving line of credit in the amount of $130.0 million. The credit agreement for the bank credit facility, including all of its amendments, are exhibits to this Report and are incorporated herein by reference.

Each loan under the bank credit facility bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rates change. We are required to pay a commitment fee of 0.15% per annum (0.2% from March 1, 2005, to April 27, 2006) of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments.

Hallmark Cards has provided since March, 2005, an irrevocable letter of credit as credit support for our obligations under our credit facility. The amounts resulting from rate and fee reductions for the bank credit facility since that time are paid by us to Hallmark Cards as compensation for providing the support letter of credit to the bank lenders.

By an Amendment No. 12 to the credit agreement, dated as of March 2, 2007, the maturity date of the credit facility was extended for one year to May 31, 2008 and the existing Hallmark Cards support letter of credit was reissued by JPMorgan Chase Bank, N.A. This new letter of credit is in the face amount of $130.0 million and will expire on June 10, 2008.

The credit agreement, as amended, contains a number of affirmative and negative covenants. Negative covenants include, among other things: Limitations on indebtedness; liens; investments; “Restricted Payments;” changes in our business activities; and not amending the promissory note with HC Crown, a related letter of credit issued for our benefit or certain of our other material agreements. Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the HC Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards or any of its affiliates. The credit agreement, however, permits Crown Media Holdings to make payments to Hallmark Cards or an affiliate in payment of a valid outstanding obligation or in an aggregate amount equal to the financial benefits received by us as a result of the reduction of interest charges under the bank credit facility in Amendment No. 8 plus any fees and costs incurred by Hallmark Cards in connection with the support letter of credit provided in accordance with Amendment No. 8. For more information on affirmative and negative covenants in the credit agreement, see Note 10 to our Consolidated Financial Statements.

Events of default under the amended credit agreement include, among other things:  The failure to pay principal or interest, with the default continuing unremedied for five days after receipt of a remittance advice; a failure to observe covenants; a change in control; or a termination by Hallmark Cards or any of its affiliates of the right of Crown Media Holdings or its subsidiaries to use the names “Hallmark” or “Crown” in their television services or any Channels owned or operated by them. For purposes of the credit facility, a change in control means that (a) Hallmark Cards ceases to own directly or indirectly at least 80% of the equity interest of Hallmark Entertainment Investment (b) Hallmark Entertainment Holdings ceases to have sufficient voting power to elect a majority of Crown Media Holdings’ board of directors or beneficial ownership of over a majority of the outstanding equity interest of Crown Media Holdings having voting power (c) the majority of the Board is not comprised of individuals who were either in office or who were nominated by a two-third’s vote of individuals in office or so nominated as at December 17, 2001, or (d) the consummation by the Company of a Rule 13e-3 transaction (or a “going-private” transaction) as defined in the Securities Exchange Act.

Waiver and Standby Purchase Agreement

Under the Waiver and Standby Purchase Agreement dated March 21, 2006, as last amended on March 2, 2007, Hallmark Cards agreed to defer all payments due on any of the following obligations and, except where noted, payment of interest thereon until May 31, 2008, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•       Line of credit and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2006, including accrued interest was $93.5 million. See Line of Credit and Interest Payable to HC Crown below.)

•       $70.0 million line of credit and interest to Hallmark Cards affiliate arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2006, including accrued interest was $53.4 million. See Line of Credit and Interest Payable to Hallmark Cards Affiliate below.)

•       10.25% senior unsecured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2006, including accrued interest was $562.2 million. See Senior Unsecured Note below.)

•       Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million, payable to Hallmark Entertainment Holdings. (Total amount outstanding at December 31, 2006, including accrued interest was $146.4 million. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•       All obligations of the Company under the bank credit facility by virtue of Hallmark Cards’ deemed purchase of participations in all of the obligations under a letter of credit which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to Amendment No. 9 to the bank credit facility.

Hallmark Cards has agreed that it will not accelerate the maturity of any of the foregoing obligations or initiate collection proceedings during the Waiver Period. Interest will continue to accrue on these obligations during the Waiver Period. The Company will continue to pay interest on the credit facility during the Waiver Period.

The waiver termination date is on May 31, 2008, or earlier upon occurrence of any of the following events:  (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution (formerly known as Hallmark Entertainment Distribution at which time it was a wholly-owned subsidiary of Hallmark Cards); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; or (e) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement.

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

The Waiver Agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement and Hallmark Cards’ share of the amounts payable under the December 1, 2005, agreement with NICC (described in Note 13) against these obligations. On September 1, 2006, Hallmark Cards elected to apply its $3.1 million share of the NICC obligations against the amounts due under the $70.0 million Promissory  Note to Hallmark Entertainment Holdings (described below), thereby reducing the principal amount of that Note by $3.1 million. Additionally, during the third quarter of 2006, Hallmark Cards applied $18.0 million of benefit from the Tax Sharing Agreement against the principal amount due under the March 21, 2006, promissory note with Hallmark Entertainment Holdings. Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.  “Excess Cash Flow” is defined as 1) the net proceeds of any debt or equity financings or sale of assets; 2) the net cash proceeds from the incurrence by the Company of indebtedness; 3) the net cash proceeds from the sale, transfer or release by the Company of assets outside the ordinary course of business; and 4) if positive, the consolidated net cash flow from operations of Crown Holdings for any calendar quarter as shown in an SEC report, less cash funds used to pay current operating expenses and to pay or establish reasonable reserves for future expenses, indebtedness payments, and capital improvements and replacements as determined by the Board of Directors of the Company.

In connection with the Waiver Agreement in March 2006, we converted the $70.0 million account payable to Hallmark Entertainment Holdings arising out of our purchase of the Hallmark Entertainment film library to a promissory note described below, bearing interest at LIBOR plus 3% per annum. This note is payable in full on May 31, 2008, per an extension under the waiver and accrued but unpaid interest is added to the outstanding principal amount on an annual basis.  We also agreed in March 2006 to:

•       amend the 2001 and 2005 notes described above to add the accrued but unpaid interest, currently and annually, to the outstanding principal amounts ;

•       use  our  commercially reasonable efforts to refinance all of  our  obligations to Hallmark Cards and affiliates noted above;  and

•       comply with  our  covenants and obligations under the bank credit facility .

In addition, we have provided a release to Hallmark Cards and related parties for any matters prior to the date of the last amendment to the Waiver Agreement.

Hallmark Letter of Credit

Pursuant to Amendment No. 8 to the bank credit facility, Hallmark Cards provided an irrevocable letter of credit issued by Citibank, N.A. to JP Morgan Chase Bank in the original amount of $320.0 million, as credit support for our obligations under the Company’s credit facility (the “credit facility”). The support letter of credit was reduced to $220.0 million upon the consummation of the sale of the Company’s international business and the reduction of the aggregate outstanding credit exposure of its lenders to $220.0 million. Drawdowns under the letter of credit may be made for amounts due and payable under the credit facility and upon the occurrence of certain other events. Any proceeds received by JP Morgan Chase Bank from drawing under this support letter of credit will be used to purchase from the bank lenders, on behalf of Hallmark Cards, subordinated participations in our obligations under the bank credit facility. As consideration, we agreed to pay Hallmark Cards the amounts resulting from the 2.0% reduction in the interest rate and the 0.3% reduction in the commitment fee payable by the Company under the bank credit facility as provided in Amendment No. 8. In addition, we agreed to pay the fee charged by Citigroup for the letter of credit which was 0.625% of the amount of the letter of credit.

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

The Hallmark Cards letter of credit was reduced to $130.0 million in connection with Amendment No. 11 to the bank credit facility.

Pursuant to Amendment No. 12 to the bank credit facility, Hallmark Cards has provided an irrevocable letter of credit issued by JP Morgan Chase Bank in the amount of $130.0 million, as credit support for our obligations under the credit facility with an expiration date of June 10, 2008.

Senior Unsecured Note

In August 2003, the Company issued a senior unsecured note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

The senior unsecured note payable to HC Crown does not require cash payments until August 2007. In accordance with the waiver agreement, these payments are not required until May 31, 2008. The principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007. From that date, interest at 10.25% per annum was scheduled to be payable semi-annually on the accreted value of the senior unsecured note to HC Crown, but now will be payable subsequent to May 31, 2008. The note matures on August 5, 2011, and is pre-payable without penalty. At December 31, 2005 and 2006, $509.4 million and $562.2 million, respectively, of principal and accreted interest were included in the senior unsecured note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior unsecured note contains certain covenants which restrict the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company’s stock, investments in other parties and the incurrence of liens on the Company’s assets. As a fee for the issuance of the notes, the Company paid $3.0 million to

HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Line of Credit and Interest Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown maturing on the earlier of six months from the termination of the bank credit facility or December 21, 2007. Due to the waiver agreement, the line of credit and related interest are not due until May 31, 2008. This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent. At December 31, 2005, and 2006, borrowings under the note were $75.0 million and $87.7 million, respectively. Accrued interest on the note of $11.3 million and $5.8 million are included in line of credit and interest payable to HC Crown as of December 31, 2005, and 2006, respectively, on the accompanying consolidated balance sheets. At December 31, 2005, $75.0 million of the outstanding balance bore interest at the Eurodollar rates of 7.08%. At December 31, 2006, $87.7 million of the outstanding balance bore interest at the Eurodollar rates of 8.37%. At December 31, 2005 and 2006, $86.3 million and $93.5 million were included in the line of credit and interest payable to HC Crown on the accompanying consolidated balance sheets, respectively.

Note and Interest Payable to Hallmark Cards Affiliate

In 2005, the Company converted a portion of its license fees payable to Hallmark affiliates, which were approximately $132.8 million, to a promissory note bearing interest at LIBOR plus 3% per annum. The term of the promissory note began on October 1, 2005 and is payable in full on May 31, 2008, due to an extension under the waiver agreement. Accrued interest on the note of $2.4 million and $9.0 million is included in note and interest payable to Hallmark Cards affiliate as of December 31, 2005, and 2006, respectively, on the accompanying consolidated balance sheets. At December 31, 2005, $132.8 million of the outstanding balance bore interest at the Eurodollar rates of 7.08%. At December 31, 2006, $137.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.37%. At December 31, 2005 and 2006, $135.2 million and $146.4 million were included in the note and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheets, respectively.

Line of Credit and Interest Payable to Hallmark Cards Affiliate

In March 2006, the Company converted its payable to a Hallmark Cards affiliate, which was approximately $70.4 million, to a promissory note bearing interest at LIBOR plus 3% per annum. The term of the promissory note began on March 21, 2006, and is payable in full, pursuant to the waiver agreement, on May 31, 2008. Accrued interest on the note of $4.1 million is included in note and interest payable to Hallmark Cards affiliate as of December 31, 2006, on the accompanying consolidated balance sheet. At December 31, 2006, $49.3 million of the outstanding balance bore interest at the Eurodollar rates of 8.37%. At December 31, 2006, $53.4 million was included in the line of credit and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheet.

During the third quarter of 2006, Hallmark Cards used $18.0 million of the 25% in the federal tax benefits from losses the Company generated to reduce the $70.4 million balance on the line of credit and interest payable to Hallmark Cards affiliate. On September 1, 2006, Hallmark Cards also reduced the balance of line of credit by $3.1 million, which was related to the December 1, 2005, agreement with NICC.

Interest Paid to HC Crown

Interest expense paid to HC Crown, which formerly was payable to the Company’s bank syndicate and resulted from a reduction in the interest rate and commitment fee payable to the Company’s bank syndicate in Amendment No. 8 and Amendment No. 10 to the Company’s credit facility, was $3.2 million for the year ended December 31, 2005, and $4.4 million for the year ended December 31, 2006.

Tax Sharing Agreement

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into the Tax Sharing Agreement with Hallmark Cards. Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the Tax Sharing Agreement, Hallmark Cards pays Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under the Tax Sharing Agreement, at Hallmark Cards’ option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets. The Company does not expect to receive any amounts under the agreement in 2007. For further information regarding the Tax Sharing Agreement, see Part III—Item 13. Certain Relationships and Related Transactions—Tax Sharing Agreement.

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2006, the decline of the fair value of the fixed income portfolio would not be material.

As of December 31, 2006, our cash, cash equivalents and short-term investments had a fair value of $14.0 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At December 31, 2006, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the year ended December 31, 2006, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of December 31, 2006, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $14.0 million, or approximately 2% of total assets, as of December 31, 2006. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our line of credit and interest payable to HC Crown, our line of credit and interest payable to Hallmark Cards affiliate, and our note and interest payable to Hallmark Cards affiliate. The balance of those liabilities was $380.9 million, or 31% of total liabilities, as of December 31, 2006. Net interest expense for the year ended December 31, 2006, was $98.9 million, 49%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from levels as of December 31, 2006, our interest expense would increase or decrease by $4.9 million, respectively.

ITEM 8.                Financial Statements and Supplementary Data

Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.        Controls and Procedures

a.   Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. In performing its assessment of the Company’s internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria for effective internal control described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, and such audit report is included herein.

c.   Changes  in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management concluded that at December 31, 2005, the Company did not maintain effective internal control over financial reporting because of material weaknesses related to (i) the review of the Company’s annual and interim consolidated financial statements, and (ii) controls over access to the general ledger and certain accounting application systems were not designed effectively to provide adequate segregation of duties.

During 2006, management, with the oversight of the Audit Committee, devoted considerable effort and took the following steps to remediate these material weaknesses:

•       We designed and implemented controls to ensure the proper review of the consolidated statement of cash flows.

•       We designed and implemented controls to ensure the proper review of the underlying information supporting the amounts included in the Company’s annual and interim consolidated financial statements.

•       We designed and implemented controls to ensure the proper review of the information available subsequent to the financial reporting close process for appropriate recognition and disclosure in the Company’s annual and interim consolidated financial statements.

•       We designed and implemented controls to ensure that no personnel of the Company can both initiate and approve journal entries.

•       We designed and implemented controls to ensure that no personnel of the Company can both initiate and approve the payment of invoices and sign checks.

•       We designed and implemented controls to ensure that no personnel of the Company can make changes to accounting applications without appropriate review and approval.

Management has concluded that these remediation steps, which were completed by the end of the fourth quarter of 2006, remediated the material weaknesses in the Company’s disclosure controls and procedures related to (i) the review of the Company’s annual and interim consolidated financial statements, and (ii) controls over access to the general ledger and certain accounting application systems that were previously not designed effectively to provide adequate segregation of duties.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.       Other Information

Not applicable.

PART III

The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2007 annual meeting of stockholders under the headings “Election of Directors,” “Board Information,” “Compensation of Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management,” and “Principal Accountant Fees and Services.” We intend to file the definitive proxy statement with the Securities and Exchange Commission on or prior to April 30, 2007.

ITEM 10.         Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stock holders to be held on or about June 28, 2007 (“the Proxy Statement”) under the headings “Election of Directors,” “Board Information,” and “Compensation of Directors and Executive Officers,” and is incorporated by reference herein.

ITEM 11.         Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement under the headings “Board Information,” and “Compensation of Directors and Executive Officers,” and is incorporated by reference herein.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated by reference herein.

ITEM 13.         Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and is incorporated by reference herein. The descriptions of related party transactions below are stated in this Report because the transactions are referenced in other Items of this Report.

The following summary descriptions of agreements to which we are a party are qualified in their entirety by reference to the agreement to which each summary description relates, each of which we have filed with the SEC.

Crown Media United States has agreements with RHI Entertainment Distribution (successor of Hallmark Entertainment Distribution), which are described below, for services in connection with the operation of the Crown film library and the licensing of programming produced or distributed by RHI Entertainment Distribution. Since 1995, Hallmark Entertainment Distribution had been a subsidiary of Hallmark Entertainment, LLC, which in turn was a wholly-owned subsidiary of Hallmark Cards. On January 12, 2006, Hallmark Cards sold the equity interests in Hallmark Entertainment, LLC, and, thus indirectly, Hallmark Entertainment Distribution to the management of RHI Entertainment and affiliates of Kelso & Company. The name of Hallmark Entertainment, LLC was changed to RHI Entertainment, LLC and Hallmark Entertainment Distribution LLC was changed to RHI Entertainment Distribution LLC. Crown Media United States’ agreements with Hallmark Entertainment Distribution  are unaffected by the change in name and ownership, except that the agreements are now with a party that is unrelated to the Company.

Agreements Concerning the Film Assets

In connection with the acquisition of the film assets in 2001, we entered into the following agreements:

Services Agreement with Hallmark Entertainment, now RHI Entertainment

•       RHI Entertainment provided services related to the administration, distribution and other exploitation of the film assets. We paid RHI Entertainment $750,000 per year for these services. Prior to the sale of our international business in April 2005, we paid $1.5 million per year for these services.

•       We paid RHI Entertainment approximately $473,000 for these services from January 1, 2005 through April 25, 2005, when they were providing the services for both our domestic and international film library operations. Following the sale of our international businesses on April 25, 2005, we paid RHI Entertainment a fee of $500,000 for the remainder of 2005, during which time they provided services only for our domestic library sales. We paid RHI Entertainment a fee of $750,000 for 2006.

•       RHI Entertainment was required to use commercially reasonable efforts to maximize the licensing revenue from the film assets consistent with its past efforts for comparable products among the film library assets.

•       We had sole discretion to determine which of the purchased films will be licensed by RHI Entertainment to third parties, as well as the distribution territories, time periods and other licensing terms.

This services agreement with RHI Entertainment terminated on December 15, 2006, upon completion of the sale of the Company’s film library to RHI Entertainment.

Registration Rights Agreement

We agreed to grant Hallmark Entertainment Distribution four demand registration rights and unlimited piggyback registration rights with respect to the shares of Class A common stock that were issued with the purchase of the film assets. These registration rights were later assigned to and are currently held by HEIC.

RHI Entertainment Distribution Programming Agreement

Crown Media United States has licensed programming for distribution in the United States from RHI Entertainment Distribution, since 1998. It currently licenses this programming under a Second Amended and Restated Program License Agreement dated as of January 1, 2005 (“Second Restated Agreement”). A special committee of the Board of Directors and the entire Board of Directors (with directors affiliated with Hallmark Cards and J.P. Morgan Partners abstaining from the vote) approved the Second Restated Agreement. This Second Restated Agreement expires on December 31, 2008.

Under the Second Restated Agreement, RHI Entertainment Distribution is required to produce and deliver to Crown Media United States, and Crown Media United States is required to order and license from RHI Entertainment Distribution, 13 original movies and 3 original mini-series in 2005, 31 original movies and 6 original mini-series in 2006 and 18 original movies and 3 original mini-series in 2007.  Crown Media United States may, however, completely cancel the 2007 commitment to order 18 original movies and 3 original mini-series or it may reduce the number of original movies it is required to license in each of 2006 and 2007 by up to six movies per year. Crown Media United States has exercised this option to reduce by six the number of original movies produced in 2006 and has advised RHI Entertainment Distribution that it will not exercise its right to cancel the 2007 original productions. Crown Media United States has exclusive rights to these original movies and mini-series during a three year exhibition window (the window is five years for certain holiday-themed movies and movies produced in 2005). Crown Media United States may exhibit the original movies and mini-series in any television media in the United States, its territories and possessions (together with Puerto Rico), including pay per view and high definition television. Crown Media United States may also sublicense its exhibition rights in any television media regarding the original and other movies and mini-series covered by the agreement to third parties, subject to the reasonable consent of RHI Entertainment Distribution. To the extent that the license fees received from such sublicenses exceed the license fees that Crown Media United States paid to RHI Entertainment Distribution for the same programming, Crown Media United States must pay half of such excess amounts to RHI Entertainment Distribution. The license fee payable for the original movies produced in 2005 is $1,600,000 per movie; in 2006 is $1,680,000 per movie and in 2007 is $1,764,000 per movie. If the movies are produced for the Hallmark Channel’s “Mystery Movie” series, the license fees are increased by $200,000 and if they are holiday-themed movies, the license fees are increased by $100,000. The license fees for mini-series produced in 2005 are $800,000 per hour; in 2006 are $840,000 per hour; and in 2007 are $882,000 per hour. Crown Media United States must also share any revenues from video on demand or pay per view exploitation with RHI Entertainment Distribution.

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

Historically, the original movies and mini-series produced by RHI Entertainment Distribution have been an essential element of the Hallmark Channel’s programming schedule and have been the highest-rated programming on the Channel. The Second Restated Agreement assures the Hallmark Channel continued access to these original productions through 2007. Crown Media United States is free, however, to acquire original programming from other suppliers. The off-network programming and older library programming acquired from RHI Entertainment Distribution have also been a critical part of the Hallmark Channel and Hallmark Movie Channel programming lineups.

During the years ended December 31, 2005 and 2006, Crown Media United States paid RHI Entertainment Distribution $93.4 million and $51.1 million, respectively under the First and Second Amended and Restated Program License Agreements. During the year ended December 31, 2005, Crown Media United States also prepaid RHI Entertainment Distribution $26.6 million. As of December 31, 2005 and 2006, Crown Media United States had $22.7 million and $18.4 million in accrued and unpaid program license fees under the program agreement, respectively.

RHI Entertainment and RHI Entertainment Distribution were our related parties as a result of them being owned by Hallmark Cards. In January 2006, Hallmark Cards sold its ownership interests in RHI Entertainment, and thus also RHI Entertainment Distribution, to its President and certain new investors.

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

Crown Media United States may voluntarily redeem the preferred interest at any time, however, it is obligated to do so on the date of redemption (December 31, 2010). The preferred interest has a liquidation preference of $25.0 million.

Crown Media United States Programming Agreement with NICC

On November 13, 1998, the Company, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated agreement governing the operation of Crown Media United States, as amended at various times through December 1, 2005 (the “company agreement”). The Company agreement includes the provisions regarding the redemption of the preferred interest held by VISN as described above.

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

In addition, Crown Media Holdings agreed to finish funding four specials, the production of which had been commenced prior to the amendment, at a total additional cost of $1.4 million in 2005 and 2006, and to fund an additional two non-dramatic specials, to be produced in 2006 and 2007, at a total cost of $1.3 million. A quarter of the amounts for the additional two specials was paid in January 2006, another quarter was paid in June 2006 and the remaining one-half is payable in June 2007, or upon a change in control (that is, a sale or merger where the aggregate ownership of Crown Media Holdings by the current owners becomes less than 50%). The Hallmark Channel is not obligated to broadcast the latter two specials. Crown Media Holdings will also provide or has provided $2.0 million in each of 2005, 2006 and 2007 to fund the development by NICC of “made for television” movies and will pay NICC an additional $1.0 million if the movie “A Reason to Believe,” which was to be produced under the prior agreement, is not ultimately produced. The 2005 amount includes a deferred payment of $1.8 million; the 2006 amount was paid semi-annually in 2006; and the 2007 amount is payable in January 2007. The Hallmark Channel will have a right of first negotiation to acquire broadcast rights to the movies resulting from this development and, if it elects not to acquire these rights, may still recover a portion of its funding if the movies are produced for others. In addition, NICC has received $45,000 in consulting fees from a series which RHI Entertainment has produced, and will receive a deferred payment of $750,000 as the last payment for certain terminated obligations.

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

If there has not been a change of control of the Company by June 30, 2007, Crown Media Holdings is required to negotiate with NICC for a period of 60 days regarding continuation of the programming commitments. If at the end of the negotiating period the parties have not reached agreement and Crown Media Holdings is not willing to continue the programming commitments at the same levels, NICC may compel Crown Media Holdings to buy all NICC’s outstanding shares of Crown Media Holdings common stock at the then current market value by a written notice given no later than November 1, 2007 (“Put Right”). If NICC sells more than 50% of the shares of Crown Media Holdings common stock which it owned as of February 22, 2001, except as part of a sale of Crown Media Holdings, most of the commitments and obligations related to programming as described above cease (at the option of Crown Media United States) at the end of the then current broadcast season (approximately August 31).

The Company has, at NICC’s request, started negotiations with NICC regarding the continuation of the programming commitments. In the event a new agreement is not reached or other resolution is not reached and NICC seeks to exercise its Put Right, the Company will endeavor to finance the purchase of the NICC stock through outside sources rather than from funds from operations. In the alternative, the Company can, if necessary, extinguish NICC’s Put Right completely by offering to continue the programming commitments to NICC at the same level as in the current agreement.

During the years ended December 31, 2005 and 2006, Crown Media United States paid the National Interfaith Cable Coalition $12.5 million and $18.4 million, respectively, related to this agreement.

DIRECTV Affiliation Agreement

On August 20, 2001, Crown Media United States entered into an Affiliation Agreement with DIRECTV, Inc., a wholly owned subsidiary of DIRECTV Enterprises, Inc. Pursuant to the Affiliation Agreement, DirecTV distributes the Hallmark Channel on the TOTAL CHOICE® tier of its DBS distribution system in the United States and pay us license fees for such distribution. At the same time we entered into a Stock Purchase Agreement with DIRECTV Enterprises whereby we issued 5,360,202 shares of our Class A common stock, which shares were subsequently transferred to its parent company, Hughes Electronics Corporation. As of December 31, 2006, DIRECTV accounted for 15.6 million of our subscribers.

Hallmark Advertising

Hallmark Cards purchased $2.3 million and $1.2 million of advertising on the Hallmark Channel in the United States at negotiated market rates, respectively, during the years ended December 31, 2005 and 2006.

Senior Unsecured Note to HC Crown

On August 5, 2003, Crown Media Holdings repurchased all of the trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior unsecured note issued to HC Crown. After the payment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the senior unsecured note, amounting to approximately $67.3 million, to pay principal, interest, and prepayment penalties on its bank revolving credit loans. See Note 11 of our Notes to Consolidated Financial Statements in this Report and “Bank Credit Facility and Hallmark Notes” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report for information on this senior unsecured note.

Hallmark Demand Notes and Line of Credit

On December 14, 2001, the Company executed a promissory note in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and has a final maturity date no later than May 31, 2008. The line of credit is subordinate to the bank credit facility and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit is equal to LIBOR plus three percent, payable quarterly. At December 31, 2005 and 2006, the Company had borrowed $75.0 million and $87.7 million, respectively, under this note. Under this note, the Company was obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee was payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. We issued 192,262 shares as payment for the commitment fee in the amount of $1.1 million. The line of credit was required by the credit facility.

Interest Paid to HC Crown

Interest expense paid to HC Crown, which formerly was payable to the Company’s bank syndicate and resulted from a reduction in the interest rate and commitment fee payable to the Company’s bank syndicate in Amendment No. 8 and Amendment No. 10 to the Company’s credit facility, was $3.2 million for the year ended December 31, 2005, and $4.4 million for the year ended December 31, 2006.

Hallmark Agreements Related to Bank Credit Facility

See “Bank Credit Facility and Hallmark Notes” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Notes 10 and 11 to our Consolidated Financial Statements for information regarding our bank credit facility and related agreements with Hallmark Cards.

Waiver and Standby Purchase Agreement and Related Amendments

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

Hallmark Entertainment Investments Co. Stockholders Agreement

On March 11, 2003, Hallmark Entertainment Holdings contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings investors, Liberty Crown, Inc. (“Liberty”), a subsidiary of Liberty Media, and J.P. Morgan, also contributed 100% of their Crown Media Holdings Shares to Hallmark Entertainment Investments and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for Hallmark Entertainment Investments shares. Prior to the Hallmark Entertainment Investments transaction, J.P. Morgan and Liberty were parties to the Crown Media Holdings stockholders agreement described above. As a result of the Hallmark Entertainment Investments transaction, J.P. Morgan and Liberty no longer have any rights pursuant to such stockholders agreement. However, Hallmark Entertainment Investments has advised Crown Media Holdings that J.P. Morgan and Liberty will retain similar rights with respect to Crown Media Holdings pursuant to the Hallmark Entertainment Investments stockholders agreement dated March 11, 2003, among Hallmark Entertainment Investments, Hallmark Entertainment Holdings, Liberty, VISN, and J.P. Morgan, including the following:

•       Liberty has the right to designate one person as one of the directors to the Crown Media Holdings Board that Hallmark Entertainment Investments is entitled to nominate under the Crown Media Holdings stockholders agreement described above. J.P. Morgan had the right to designate one person as one of the directors to the Crown Media Holdings Board but has surrendered such right.

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

Intercompany Services Agreement

The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for an additional one-year term through January 1, 2008. Under the agreement, Hallmark Cards provides us with the following services:

•       tax services;

•       risk management, health, safety and environmental services and insurance;

•       legal services;

•       treasury and cash management services; and

•       real estate consulting services.

We have agreed to pay Hallmark Cards $515,000 in 2005 and $530,000 in 2006 and 2007 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. The balance of the payable for services, expenses and fees under this and the previous services agreement as of December 31, 2005 and 2006, was approximately $4.0 million and $4.5 million, respectively. We believe that the services being provided under the agreement have a value at least equal to the annual fee.

Hallmark Trademark License Agreements

Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., dated March 27, 2001, which has been extended through September 1, 2007. The amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the “Hallmark Channel.”  The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States’ network. Crown Media United States also has a similar trademark license agreement with Hallmark Licensing, Inc., which is effective January 1, 2004, and expires September 1, 2007, to permit the use of the Hallmark trademark in the name of the “Hallmark Movie Channel”.

Under the agreement, if Hallmark Cards notifies us in writing that it has determined that we have failed to comply with the usage standards set forth in the agreement or have otherwise breached our obligations under the agreement, we are required to stop any non-complying activity within 10 days of that notice or we may be in default of the agreement. We also may be in default if Hallmark Cards delivers such a written notice to us with respect to its standards three or more times in any 12-month period. In addition, there may be a default under the agreement if we fail to cure any breach of the program agreement with RHI Entertainment Distribution, if we fail to make any payments due under loan agreements within five days of the due date, or if we receive an opinion from our auditors that shows that we no longer are a going concern.

The license agreements can be terminated immediately and without notice if we transfer in any way our rights under the license agreements, if we have an event of default under the agreement or in events of bankruptcy, insolvency or similar proceedings.

Tax Sharing Agreement

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into the Tax Sharing Agreement with Hallmark Cards. Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax returns. Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the Tax Sharing Agreement, Hallmark Cards pays Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under the Tax Sharing Agreement, at Hallmark Cards’ option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidation group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

An independent member of the Board of Directors of Crown Media Holdings, with advice of independent counsel approved Crown Media Holdings’ entering into the Tax Sharing Agreement.

The Company received $56.1 million (including the $30.0 million offset to intercompany debt during the third quarter of 2005) and $30.0 million (including the $18.0 million offset to intercompany debt during the third quarter of 2006) under the Tax Sharing Agreement during 2005 and 2006, respectively.

Certain Business Relationships and Conflicts of Interest

Hallmark Entertainment Investments controls a majority of our outstanding shares of Class A Common Stock and all of our outstanding shares of Class B common stock, representing approximately 95.8% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment Investments’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Class A common stock. As a result, the market price of our Class A common stock or our business could suffer.

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

Transactions with JP Morgan Chase Bank

We have a credit agreement with a syndicate of banks lead by JP Morgan Chase Bank providing a secured line of credit and term loan of up to a total of $130.0 million due May 31, 2008. For information regarding the terms of the bank credit agreement, please see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Bank Credit Facility and HC Crown Loans.” As part of this credit facility, JP Morgan Chase Bank originally committed to lend to us up to $45.0 million, which was first reduced to $31.0 million and subsequently reduced to $29.0 million. At December 31, 2005 and 2006, JP Morgan Chase Bank had outstanding loans to us under the line of credit of $29.6 million and $24.6 million, respectively. Each loan under the credit facility bears interest at a

Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. We are required to pay a commitment fee of 0.2% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. This commitment fee was 0.5% per annum prior to an amendment effective March 2005. We paid a total of $10.3 million in interest and $125,000 in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2005. We paid a total of $12.8 million in interest and $125,000 in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2006.

JP Morgan Chase Bank was our related party as a result of an executive officer being on the Board of the Company. This director resigned from the Company’s board in August 2006. The JP Morgan Chase Bank may also be considered a related party because of the interest of JP Morgan in Hallmark Entertainment Investments.

ITEM 14.         Principal Accounting Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” and is incorporated by reference herein.

PART IV

ITEM 15.         Exhibits, Financial Statement Schedules

(A)       List of Documents Filed as Part of This Report

(1)         Consolidated Financial Statements

Reports of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2006
Consolidated Statements of Operations and Comprehensive Loss for the
Years Ended December 31, 2004, 2005, and 2006
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years
Ended December 31, 2004, 2005, and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31,
2004, 2005, and 2006
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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 (File Number 000-30700; Film Number 1693331) and incorporated herein by reference).

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

10.1

Second Amended and Restated Stockholders Agreement, dated August 30, 2001 (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 13, 2001 (File Number 000-30700; Film Number 1784987) and incorporated herein by reference).

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

10.11

Amendment No. 1, dated as of December 14, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 18, 2001 (File Number 000-30700; Film Number 1816385) and incorporated herein by reference).

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

10.	18

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

10.20

Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 7, 2001, and incorporated herein by reference).

10.21

Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).

10.22

Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 10, 2003 and incorporated by reference herein).

10.23

Trademark License Extension Agreement, dated as of August 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 15, 2004 and incorporated by reference herein).

10.24

Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).

10.25

Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).

10.26

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

10.30

Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (File Number 000-30700; Film Number 1623520) and incorporated herein by reference).

10.31

Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference).

10.32

Settlement Agreement dated as of December 1, 2005 between National Interfaith Cable Coalition, Inc., VISN Management Corp. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).

10.33

Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.34

Intercompany Services Extension Agreement, dated as of January 1, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.42 to our Annual Report on Form 10-K filed on March 29, 2006, and incorporated herein by reference.)

10.35

$50,000,000 Promissory Note, dated July 10, 2001, made by Crown Media, Inc. in favor of HC Crown Corporation (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 31, 2001 and incorporated herein by reference).

10.36

$75,000,000 Promissory Note, dated December 14, 2001, made by Crown Media Holdings, Inc., Crown Media International, Inc. and Crown Media United States, LLC in favor of HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 18, 2001, and incorporated herein by reference).

10.37

Note Purchase Agreement, dated as of August 1, 2003 between Crown Media Holdings, Inc. and HC Crown Corp. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.38

10.25% Senior Unsecured Discount Note dated August 5, 2003 issued by Crown Media Holdings, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.39

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

10.41

Amendment to Library Services Agreement, dated as of April 26, 2005, by and between Hallmark Entertainment and Crown Media Distribution, LLC. (previously filed as Exhibit 10.52 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)

10.42

Registration Rights Agreement, dated as of September 28, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, as amended by assignments dated September 28, 2001 and December 31, 2001 (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on March 29, 2002 and incorporated herein by reference).

10.43

Extension Agreement, dated as of March 1, 2002, by and between Crown Media Holdings, Inc., Crown Media Distribution, LLC and Hallmark Entertainment Distribution, LLC (previously filed as Exhibit 10.44 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).

10.44

Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).

10.45

Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 and incorporated by reference herein).

10.46

Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (File Number 000-30700; Film Number 2506612) and incorporated herein by reference).

10.47

Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (File Number 000-30700; Film Number 2506612) and incorporated herein by reference)

10.48

Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (File Number 000-30700; Film Number 2506612) and incorporated herein by reference)

10.49

Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (File Number 000-30700; Film Number 2506612) and incorporated herein by reference)

10	.50*

Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001 (File Number 000-30700; Film Number 1520885) and incorporated herein by reference).

10	.51*

Form of Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 9, 2004, and incorporated herein by reference).

10	.52*

Form of Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 9, 2004, and incorporated herein by reference).

10	.53*

Form of Crown Media Holdings, Inc. 2005 Restricted Stock Unit Agreement. (previously filed as Exhibit 10.72 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)

10	.54*

Employment Agreement, dated as of September 18, 2001, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 13, 2001 (File Number 000-30700; Film Number 1784987) and incorporated herein by reference).

10	.55*

Amendment No. 1 to Employment Agreement, dated as of May 28, 2004, between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference).

10	.56*

Employment Agreement Amendment No. 2, dated as of August 17, 2005, by and between David Evans and Crown Media Holdings, Inc. (previously filed as Exhibit 10.75 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)

10	.57*

Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement, dated as of May 28, 2004, by and between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference).

10	.58*

Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement, dated as of May 25, 2004, by and between Crown Media Holdings, Inc. and David Evans (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on August 9, 2004 and incorporated herein by reference).

10	.59*

Crown Media Holdings, Inc. 2005 Restricted Stock Unit Agreement, dated as of August 17, 2005, by and between Crown Media Holdings, Inc. and David Evans. (previously filed as Exhibit 10.78 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)

10	.60*

Amendment to Crown Media Holdings, Inc. 2005 Restricted Stock Unit Agreement, dated as of August 17, 2005, by and between Crown Media Holdings, Inc. and David Evans. (previously filed as Exhibit 10.79 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)

10	.61*

Employment Agreement, effective as of January 1, 2004, by and between Crown Media Holdings, Inc. and William Aliber (previously filed as Exhibit 10.86 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).

10	.62*

Employment Agreement, dated as of September 15, 2003, by and between Crown Media Holdings, Inc. and Paul FitzPatrick (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed on November 10, 2003 and incorporated herein by reference).

10	.63*

Employment Agreement, dated as of December 20, 2001, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 15, 2003 and incorporated herein by reference).

10	.64*

Amendment to Employment Agreement dated December 6, 2004, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 8, 2004 and incorporated herein by reference)

10	.65*	2005 Deferred Compensation Plan of Crown Media Holdings, Inc. (previously filed as Exhibit 10.98 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).
10.66

Technical Services Agreement, dated as of April 26, 2005, by and between Crown Media United States LLC and Crown Media International LLC (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).

10	.67*

Compromise Agreement, dated as of April 22, 2005, by and between Jeffrey Henry and Crown Media International, LLC. (previously filed as Exhibit 10.100 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).

10.68

$132,785,424 Promissory Note, dated October 1, 2005, made by Crown Media United States, LLC in favor of Hallmark Entertainment Distribution, LLC. (previously filed as Exhibit 10.97 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)

10.69

Waiver and Standby Purchase Agreement, dated as of March 21, 2006 among Hallmark Cards Incorporated, HC Crown Corp., Hallmark Entertainment Holdings, Inc. and Crown Media Holdings, Inc., Crown Media United States LLC and subsidiaries of Crown Media Holdings, Inc. (previously filed as Exhibit 10.98 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)

10.70

Amendment No. 9, dated as of March 21, 2006 to the Credit, Security, Guaranty and Pledge Agreement dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and Issuing Bank. (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)

10.71

$70,414,087 Promissory Note, dated March 21, 2006, made by Crown Media Holdings, Inc. in favor of Hallmark Entertainment Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10.72

Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10.73

Trademark License Extension Agreement (Hallmark Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10	.74*

Letter Agreement, dated April 12, 2006, between Chris Moseley and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10.75

Amendment No. 10, dated as of April 28, 2006 to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10.76

Letter Agreement, dated May 2, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10	.77*

Separation Agreement, dated May 10, 2006, between Crown Media Holdings, Inc. and David Evans. (previously filed as Exhibit 99.2 to our Current Report on Form 8-K, filed on May 11, 2006, and incorporated herein by reference).

10	.78*

Separation Agreement, dated July 21, 2006, between Crown Media Holdings, Inc. and William Aliber. (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on July 24, 2006, and incorporated herein by reference).

10.79

Amendment No. 1 to Waiver and Standby Purchase Agreement dated August 8, 2006 by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

10	.80*

Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Paul FitzPatrick. (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

10	.81*

Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and William Abbott. (previously filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

10	.82*

Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford. (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

10	.83*

Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Laura Masse. (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

10	.84*

Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Brian Stewart. (previously filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

10.85

Purchase Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).

10.86

Intercreditor Agreement, dated as of October 3, 2006, by and among Hallmark Cards, Incorporated, Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).

10	.87*

Employment Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)

10	.88*

Restricted Stock Unit Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)

10	.89*

Stock Appreciation Rights Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)

10	.90*

Letter Agreement dated November 8, 2006 between Crown Media Holdings, Inc. and Brian Stewart. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)

10.91

Amendment No. 2 to Waiver and Standby Purchase Agreement dated November 6, 2006 by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)

10.92		Amendment No. 3 to Waiver and Standby Purchase Agreement dated March 2, 2007 by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc.
10	.93*	Letter Agreement, dated February 9, 2007, between Crown Media Holdings, Inc. and Paul FitzPatrick.
10.94

Amendment No. 1 to Purchase Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2006, and incorporated herein by reference).

10.95

Amendment No. 11, dated as of December 8, 2006 to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank.

10.96

Amendment No. 12, dated as of March 2, 2007, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank.

10.97		Trademark License Extension Agreement (Hallmark Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.
10.98		Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.
10.99		Intercompany Services Extension Agreement, dated as of January 1, 2007, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
21.1		List of Subsidiaries.
23.2		Consent of KPMG LLP.
31.1		Rule 13a-14(a) Certification executed by the Company’s President and Chief Executive Officer.
31.2		Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*               Management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.
By:	/s/ HENRY S. SCHLEIFF
Henry S. Schleiff
President and Chief Executive Officer

March 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ HENRY S. SCHLESIFF	Director and Principal	March 8, 2007
Henry S. Schleiff	Executive Officer
/s/ BRIAN C. STEWART	Principal Financial and	March 8, 2007
Brian C. Stewart	Accounting Officer
/s/ WILFORD V. BANE, JR.	Director	March 8, 2007
Wilford V. Bane, Jr.
/s/ GLENN CURTIS	Director	March 8, 2007
Glenn Curtis
/s/ BRIAN GARDNER	Director	March 8, 2007
Brian Gardner
/s/ HERBERT GRANATH	Director	March 8, 2007
Herbert Granath
/s/ DAVID E. HALL	Director	March 8, 2007
David E. Hall
/s/ DONALD J. HALL, JR.	Director	March 8, 2007
Donald J. Hall, Jr.
/s/ IRVINE O. HOCKADAY, JR.	Director	March 8, 2007
Irvine O. Hockaday, Jr.
/s/ ANIL JAGTIANI	Director	March 8, 2007
Anil Jagtiani
/s/ A. DRUE JENNINGS	Director	March 8, 2007
A. Drue Jennings
/s/ PETER A. LUND	Director	March 8, 2007
Peter A. Lund
/s/ DEANNE R. STEDEM	Director	March 8, 2007
Deanne R. Stedem

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” (Item 9A.b), that Crown Media Holdings, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Media Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Crown Media Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Crown Media Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Media Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 7, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
March 7, 2007

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	As of December 31,
	2005	2006
ASSETS
Cash and cash equivalents	$15,926	$13,965
Accounts receivable, less allowance for doubtful accounts of $1,565 and $246, respectively	65,935	57,079
Program license fees—affiliates	2,656	115
Program license fees—non-affiliates	106,542	111,909
Receivable from RHI and related companies	1,815	—
Receivable from buyer of international business	422	24
Prepaid and other assets	6,051	4,202
Prepaid program license fee assets	30,377	10,271
Total current assets	229,724	197,565
Accounts receivable	9,101	850
Program license fees—affiliates	5,036	274
Program license fees—non-affiliates	222,861	185,620
Film assets, net	380,322	—
Subscriber acquisition fees, net	80,594	41,665
Property and equipment, net	18,560	16,313
Goodwill	314,033	314,033
Prepaid and other assets	13,595	11,463
Total assets	$1,273,826	$767,783

The accompanying notes are an integral part of these consolidated balance sheets

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except par value and number of shares)

	As of December 31,
	2005	2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Accounts payable and accrued liabilities	$29,876	$26,588
Accrued restricted stock units	9,299	1,513
Subscriber acquisition fees payable	12,238	2,071
License fees payable to affiliates	2,730	2,275
License fees payable to non-affiliates	50,460	96,085
Payables to RHI and related companies	755	168
Payables to affiliates	12,071	13,777
Payable to buyer of international business	10,050	5,098
Interest payable	169	59
Capital lease obligations	612	672
Deferred revenue	1,149	—
Deferred credit from technical services agreement	1,323	1,213
Total current liabilities	130,732	149,519
Accrued liabilities	24,427	25,291
License fees payable to affiliates	586	—
License fees payable to non-affiliates	186,268	88,951
Line of credit and interest payable to HC Crown	86,309	93,465
Line of credit and interest payable to Hallmark Cards affiliate	70,000	53,364
Payable to buyer of international business	8,395	4,771
Senior unsecured note to HC Crown, including accrued interest	509,386	562,167
Credit facility	210,000	87,633
Note and interest payable to Hallmark Cards affiliate	135,187	146,397
Capital lease obligations	16,170	15,498
Company obligated mandatorily redeemable preferred interest	14,537	16,483
Deferred credit from technical services agreement	5,018	3,188
Total liabilities	1,397,015	1,246,727
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 shares issued and outstanding as of December 31, 2005 and 2006	741	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2005 and 2006	307	307
Paid-in capital	1,423,815	1,457,032
Accumulated deficit	(1,548,052)	(1,937,024)
Total stockholders’ deficit	(123,189)	(478,944)
Total liabilities and stockholders’ deficit	$1,273,826	$767,783

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years Ended December 31,
	2004	2005	2006
Revenue:
Subscriber fees	$9,874	$18,746	$24,869
Advertising	104,481	143,780	172,950
Advertising by Hallmark Cards	1,846	2,335	1,240
Film asset license fees	22,035	21,693	1,815
Sublicense fees and other revenue	—	10,830	305
Total revenue, net	138,236	197,384	201,179
Cost of Services:
Programming costs
Affiliates	11,820	14,924	27,080
Non-affiliates	78,058	105,653	125,113
Amortization of film assets	28,905	51,619	14,739
Impairment of film assets	22,003	25,542	225,832
Subscriber acquisition fee amortization expense	26,020	35,928	31,044
Amortization of capital lease	96	1,158	1,157
Other costs of services	10,939	20,448	11,273
Total cost of services	177,841	255,272	436,238
Selling, general and administrative expense	52,209	55,162	43,761
Marketing expense	16,477	24,160	16,021
Depreciation and amortization expense	6,306	4,471	2,865
Gain from sale of film assets	—	—	(8,238)
Loss from operations before interest expense	(114,597)	(141,681)	(289,468)
Interest income	1,513	2,883	2,352
Interest expense	(61,692)	(76,739)	(101,287)
Loss before discontinued operations and cumulative effect of change in accounting principle	(174,776)	(215,537)	(388,403)
Loss from discontinued operations, net of tax	(142,030)	(10,683)	—
(Loss) gain from sale of discontinued operations, net of tax	—	(6,538)	1,530
Loss before cumulative effect of change in accounting principle	(316,806)	(232,758)	(386,873)
Cumulative effect of change in accounting principle	—	—	(2,099)
Net loss	$(316,806)	$(232,758)	$(388,972)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,421	(3,434)	—
Comprehensive loss	$(315,385)	$(236,192)	$(388,972)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,533	104,619	104,788
Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	$(1.67)	$(2.06)	$(3.71)
(Loss) gain per share from discontinued operations, basic and diluted	(1.36)	(0.16)	0.02
Cumulative effect of change in accounting principle, basic and diluted	—	—	(0.02)
Net loss per share, basic and diluted	$(3.03)	$(2.22)	$(3.71)

The accompanying notes are an integral part of these consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2003	73,863	$739	30,670	$307	$1,308,880	$2,013	$(998,488)	$313,451
Stock-based compensation	—	—	—	—	5	—	—	5
Foreign currency translation adjustment	—	—	—	—	—	1,421	—	1,421
Contributions under affiliate tax sharing agreement	—	—	—	—	56,565	—	—	56,565
Net loss	—	—	—	—	—	—	(316,806)	(316,806)
Balances, December 31, 2004	73,863	739	30,670	307	1,365,450	3,434	(1,315,294)	54,636
Issuance of stock for exercise of options	255	2	—	—	2,149	—	—	2,151
Stock-based compensation	—	—	—	—	116	—	—	116
Foreign currency translation adjustment	—	—	—	—	—	(3,434)	—	(3,434)
Contributions under affiliate tax sharing agreement	—	—	—	—	56,100	—	—	56,100
Net loss	—	—	—	—	—	—	(232,758)	(232,758)
Balances, December 31, 2005	74,118	741	30,670	307	1,423,815	$—	(1,548,052)	(123,189)
Payment by Hallmark Cards on note payable to Hallmark Cards affiliate	—	—	-—	-—	3,111	-—	-—	3,111
Proceeds from the 2005 issuance of stock for exercise of options	—	—	—	—	114	—	—	114
Stock-based compensation	—	—	—	—	11	—	—	11
Contributions under affiliate tax sharing agreement	—	—	—	—	29,981	—	—	29,981
Net loss	—	—	—	—	—	—	(388,972)	(388,972)
Balances, December 31, 2006	74,118	$741	30,670	$307	$1,457,032	$—	$(1,937,024)	$(478,944)

The accompanying notes are an integral part of these consolidated statements of stockholders’ equity (deficit).

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(316,806)	$(232,758)	$(388,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	142,030	10,683	—
Loss (gain) from sale of discontinued operations	—	6,538	(1,530)
Gain from sale of film assets	—	—	(8,238)
Depreciation and amortization	166,008	225,565	209,589
Accretion on company obligated mandatorily redeemable preferred interest	2,409	3,049	1,946
Provision for allowance for doubtful accounts	171	8,972	(261)
Cumulative effect of change in accounting principle	—	—	2,099
Impairment of film assets	22,003	25,543	225,832
(Gain) loss on sale of property and equipment	—	(24)	207
Stock-based compensation	11,488	8,571	(3,071)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,311)	(18,727)	8,354
(Increase) decrease in receivable from buyer of international business	—	(1,308)	398
Additions to program license fees	(160,593)	(189,607)	(96,197)
Additions to subscriber acquisition fees	(45,070)	(8,554)	(850)
(Increase) decrease in prepaid and other assets	(3,991)	(40,771)	21,640
Increase (decrease) in accounts payable, accrued and other liabilities	106,348	41,169	(70,292)
Increase in interest payable	47,283	56,090	75,098
Increase (decrease) in subscriber acquisition fees payable	25,908	(23,662)	(10,167)
Increase (decrease) in license fees payable to affiliates	(291)	3,316	(1,041)
Increase (decrease) in payables to affiliates	(932)	3,447	1,705
Increase (decrease) in deferred revenues	148	542	(310)
Net cash used in operating activities	(15,198)	(121,926)	(34,061)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(878)	(504)	(713)
Payments to buyer of international business	—	(8,358)	(8,420)
Proceeds from disposition of international business, net of funds transfer fee	—	221,979	—
Proceeds from disposition of film assets, net	—	—	152,116
Proceeds from disposition of property and equipment	—	25	—
Net cash provided by (used in) investing activities.	(878)	213,142	142,983
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	—	2,151	114
Proceeds from tax sharing agreement with Hallmark Cards	56,565	26,100	11,982
Borrowings under the credit facility	15,000	95,000	15,000
Payments on the credit facility	(5,000)	(195,000)	(137,367)
Principal payments on capital lease obligations	—	(580)	(612)
Net cash provided by (used in) financing activities	66,565	(72,329)	(110,883)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operating activities	(40,376)	(15,326)	—
Net cash used in discontinued investing activities	(811)	(60)	—
Net cash used in discontinued financing activities	(1,559)	(411)	—
Effect of exchange rate changes on cash	53	734	—
Net cash used in discontinued operations	(42,693)	(15,063)	—
Net (decrease) increase in cash and cash equivalents	7,796	3,824	(1,961)
Cash and cash equivalents, beginning of year	4,306	12,102	15,926
Cash and cash equivalents, end of year	$12,102	$15,926	$13,965

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	2004	2005	2006
Supplemental disclosure of cash and non-cash activities:
Interest paid	$14,621	$15,311	$18,704
Income taxes paid	$2,288	$857	$4
Asset acquired through capital lease obligation	$17,363	$—	$—
License fees payable converted into note payable to Hallmark Cards affiliate	$—	$132,785	$—
Tax sharing payment from Hallmark Cards applied to note payable to Hallmark Cards affiliate	$—	$30,000	$17,999
Payment by Hallmark Cards on note payable to Hallmark Cards affiliate	$—	$—	$3,111
Interest payable converted to principal on line of credit to HC Crown	$—	$—	$12,712
Interest payable converted to principal on note payable to Hallmark Cards affiliate	$—	$—	$4,628
Payable to buyer of international business	$—	$26,803	$—
Deferred credit from technical services agreement	$—	$7,644	$—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2005 and 2006

1.                 Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its wholly-owned subsidiary, Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television channels (collectively the “Hallmark Channel” or the “channel”) dedicated to high quality, entertainment programming for adults and families, in the United States. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), the National Interfaith Cable Coalition, Inc. (“NICC”), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”).

Sale of Membership Interests in Crown Media Distribution

On December 15, 2006, the Company completed the sale of its domestic rights and certain international ancillary rights to its library of approximately 620 television movies, mini-series and series (the “Crown Library”) to RHI Entertainment LLC (“RHI”) pursuant to a Purchase and Sale Agreement dated October 4, 2006 (the “Purchase Agreement”). (The original party to the Purchase Agreement, RHI Enterprises, LLC, assigned its rights and obligations to RHI Entertainment, LLC, prior to the closing.) As part of the transaction, the Company sold to RHI its membership interests in Crown Media Distribution, LLC (“Crown Media Distribution”), the entity which owns the Crown Library. The sale price of $160.0 million provided for in the Purchase Agreement was subject to reduction by the amount by which Crown Media Distribution accounts receivable at April 30, 2006 exceeded accounts receivable at the closing date. This closing adjustment yielded a net purchase price of $152.1 million. Proceeds from this sale were used by the Company in part to reduce outstanding indebtedness under its bank credit facility with JP Morgan Chase by the amount of $133.9 million.

The assets sold to RHI include all accounts receivable and rights and obligations under existing domestic and international licenses to which Crown Media Distribution is a party, as well as the copyright interests in the Crown Library films, interests in the underlying production agreements and physical film materials. The Company has retained the obligation to pay residuals and profit participations based on the domestic exploitation of the Crown Library by RHI for a period of ten years following the closing of the sale. Pursuant to Amendment No. 1 to the Purchase Agreement dated December 15, 2006, the parties agreed that RHI will assume any liabilities associated with such residuals and participations in excess of $22.5 million in the aggregate. The cost to the Company of paying these residuals will depend on the level of RHI’s library sales during this period. The Company estimated the fair value of the $22.5 million maximum liability to be approximately $10.6 million, which is included in long-term accrued liabilities on the accompanying consolidated balance sheet, to pay the estimated residual and participation costs that RHI would otherwise be obligated to pay to third parties. The amount of this liability could fluctuate based upon the amount and timing of the sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of the film assets and reflected in continuing operations in future periods. During 2006, the Company recorded an $8.2 million gain related to the sale of the membership interests in Crown Media Distribution, which is recorded as a component of loss from continuing operations in the accompanying statement of operations.

As a closing condition, the Company terminated a Crown Library license agreement of May 2006 with a major studio. Under the terms of that license agreement, the Company refunded a $6.0 million distribution advance upon termination of the license agreement.

The agreement provided the Company with non-exclusive licenses for 83 film titles back from RHI, substantially all of which expire in December 2008. Management ascribed a fair value of $10.9 million to the internal usage of these titles and recorded the $10.9 million as program license fees—non-affiliates. In order to ascribe a fair value to the specific titles, management applied an hourly rate based on the Company’s film rate card, which has been utilized throughout the current year for the pricing of licenses to third parties.

The Company has other existing agreements with RHI and one of its subsidiaries. One of these agreements is a film asset service agreement under which RHI provided services to Crown Media Distribution related to the administration, distribution and other exploitation of the Crown Library. This agreement was terminated upon closing of the transaction. The Company also licenses programming for distribution in the United States from RHI Entertainment Distribution LLC and has done so since 1998.

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

In accordance with the conditions of the sale, the Company accrued $26.8 million which represented the estimated present value at the time of the sale of the cash that was expected to be paid by the Company to or on behalf of the buyer at various times through December 31, 2015. Included in this amount was $16.7 million of estimated payments, which were determined using the contractual payments due on certain lease arrangements that were assumed by the buyer. The Company is obligated to reimburse the buyer for these lease payments at or about the same time the buyer is obligated to pay the lessor. Also, the Company estimated a liability of approximately $4.5 million to pay the estimated residual and participation costs that the buyer would otherwise be obligated to pay to third parties through April 2015 in connection with film library sales. The amount of this liability could fluctuate based upon the actual internal usage or sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of discontinued operations in future periods.

In the fourth quarter of 2005, the Company recorded charges of $4.6 million to recognize additional costs for the settlement of certain disputed items and claims of the buyer. These charges included $3.4 million related to the interpretation of working capital representations used in determining the original sales price and $0.9 million related to disputed operating costs incurred at the time of the closing date of the sale. During 2006, the Company recorded a $1.5 million gain related to the sale of the international business. The Company adjusted its estimated residual and participation costs based upon current information and reversed charges for an accrual for certain tax liabilities.

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

Liquidity

As of December 31, 2006, the Company had $14.0 million in cash and cash equivalents on hand. As of December 31, 2006, the Company had borrowed $87.6 million from a $130.0 million revolving bank credit, which matures May 31, 2008.

The Company’s principal sources of funds are cash on hand, cash generated by operations, tax sharing payments from Hallmark Cards and amounts available under the Company’s revolving bank credit facility. Payments under the tax sharing agreement are affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses. The Company received $12.0 million in tax sharing payments in 2006 and does not currently expect to receive tax sharing payments during 2007. The Company currently has $42.4 million of unused revolving credit capacity. The Company’s ability to borrow additional amounts under the credit facility is not limited or restricted as long as no covenants have been violated.

The ability of the existing sources of liquidity to be sufficient to fund the Company’s operations depends upon continued growth in subscriber revenue and advertising revenue. Any decline in the popularity of the Hallmark Channel, any significant future modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse operating conditions would impact the Company’s liquidity and its ability to fund the current level of operations

The Company expects to continue making investments in programming, marketing and distribution. However, the Company’s recurring loss situation has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.

The Company anticipates that its principal uses of funds for 2007 will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming, and interest under its bank credit facility.

As part of efforts to improve the capital structure, in 2006 the Company sold its membership interests in Crown Media Distribution as described in “Sale of Membership Interests in Crown Media Distribution” above.

The Company currently believes that cash on hand, cash generated by operations and availability on its bank credit facility, when combined with the deferral of any required payments on related-party debt and related interest mentioned below, will be sufficient to fund the Company’s operations and meet its liquidity needs through May 31, 2008.

The Company’s bank credit facility matures on May 31, 2008.  The Company significantly reduced the amounts outstanding under the credit facility with the proceeds of the sale of its membership interests in Crown Media Distribution. In conjunction with these repayments on the credit facility, the Company reduced the borrowing capacity under the credit facility to $130.0 million. The Company intends to extend or refinance the Bank credit facility prior to or upon its maturity. Any such extension or refinancing might require a continuation of a letter of credit from Hallmark Cards or other steps by the Company and is not assured.

If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility, or alternatively Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and the rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time after May 31, 2008, under the terms of the waiver and standby purchase agreement (“Waiver Agreement”) described below.

Upon maturity of the credit facility on May 31, 2008, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, would adversely affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company, if it has not secured an extension of the credit facility or alternative financing, would cause Hallmark Cards pursuant to the terms of the Waiver Agreement to exercise its option to purchase all of the outstanding indebtedness under the credit facility and the credit facility would then be subject to terms of the Waiver Agreement.

Due to the Company’s possible inability to meet its obligations when they come due on May 31, 2008, the Company anticipates that prior to May 31, 2008, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, a sale of certain assets or other strategic alternatives.

2.                Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements include the consolidated accounts of Crown Media Holdings, including those of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In April 2005, the Company completed the sale of its international business and, accordingly, classified the operating results of the international business as discontinued operations in the accompanying statements of operations for all periods presented. The Company’s discontinued operations consisted of the international channel operations and the international rights to the film library assets.

In December 2006, the Company completed the sale of the domestic rights to the film library assets. The accompanying statements of operations and cash flows do not reflect associated revenue and expenses as discontinued operations because the portions of advertising revenue and related cash collections that are derived from the Company’s use of the film library assets to meet programming requirements of the Channel cannot be clearly distinguished from advertising revenue and cash collections derived from the use of programming licensed from third parties.

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

Film Asset Amortization and Film Library Impairment

The Company amortized its film assets using the individual-film-forecast-computation method over a maximum period of 9.25 years from the date of acquisition. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated ultimate future revenues.

The Company reviewed its estimates of ultimate future revenues and participation costs on a quarterly basis to reflect currently available information. Estimated ultimate future revenues were based on the history of each film and similar films, sales and marketing plans, and other factors, all of which required significant judgment and estimation by management. Differences between amortization expense determined using the new estimates and any amounts previously expensed during that current fiscal year were charged or credited to the statement of operations in the period in which the estimates were revised.

For use of the film assets on the Hallmark Channel and the Hallmark Movie Channel, the Company estimated the fair value of the internal usage based upon the portion of the film’s ultimate revenues attributable to the term of the license window. The Company first calculated the amount of cost attributable to the internal use using the individual-film-forecast-computation method described above and then expensed such amounts ratably over the term of the license window.

On a quarterly basis, the Company assessed whether events or circumstances had changed indicating that the fair value of a film was lower than its unamortized cost or carrying value. If the carrying value of any individual film asset exceeded its fair value, the film asset was written-down to its estimated fair value. The Company considered the following factors, among others, in estimating cash flows and fair values for each film:  (a) the operating environment expected for the next several years, (b) the size of the library as a whole, (c) historical license fee revenue per film, (d) each title’s age, quality, and marketability, (e) existing sales plans including the amount of product desired to be sold each year, (f) future performance estimates, (g) assumptions and estimates underlying past and future estimates, (h) risk factors that could effect future operations of the Library and (i) offers from potential buyers of the film assets. In estimating a film’s fair value, the Company considered those cash outflows necessary to generate the film’s cash inflows such as exploitation, residual and participation costs and taxes. The discount rate used in the Company’s discounted cash flow model was based upon management’s estimate of the rate a purchaser would require related to the risks and uncertainties surrounding the timing and probability of the cash flow estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $171,000 and $9.0 million for the years ended December 31, 2004 and 2005, respectively. The Company’s bad debt provision was $261,000 for the year ended December 31, 2006.

The activity in the allowance for doubtful accounts for each of the three years ending December 31, 2004, 2005, and 2006, is as follows:

	Balance at Beginning of Year	Additions Charged to Expense		Deductions (including transfers to buyers of international business and film assets)		Balance at End of Year
Allowance for doubtful accounts
Year-ended December 31, 2004	$6,703	$1,297	(1)	$(1,305)		$6,695
Year-ended December 31, 2005	$6,695	$8,972		$(14,102	)(2)	$1,565
Year-ended December 31, 2006	$1,565	$(261)		$(1,058	)(3)	$246

(1)          Includes $1.1 million of bad debt expense now classified in discontinued operations.

(2)          Represents amounts written off of $9.7 million and $4.4 million transferred to buyer of international business.

(3)          Represents amounts written off of $432,000 and $626,000 transferred to buyer of film assets.

Program License Fees

Program license fees are paid in connection with the acquisition of the rights to air programs acquired from others. The cost of program rights are deferred and then amortized on a straight-line basis over the shorter of their contractual license periods or anticipated usage. On a quarterly basis, the Company evaluates the realizability of these deferred license fees in relation to the estimated future revenues. Estimates of net realizable value for program license fees are determined using future estimated advertising revenues and anticipated patterns of programming usage on a day part basis as it pertains to programming licensed to the channel. These estimates of expected annual future estimated revenues are compared to net book value of the program license fee assets to determine if the programming assets are expected to be recovered. Where the analysis indicates the costs are in excess of the estimated net realizable value, additional programming costs are recognized for the difference.

Subscriber Acquisition Fees

Subscriber acquisition fees are generally required to be paid to obtain carriage on major domestic pay distributors systems. Under certain of these agreements with major pay distributors, Crown Media United States is obligated to pay subscriber acquisition fees if defined subscriber levels are met or in order to obtain additional carriage of the Hallmark Channel by those pay distributors. Such costs are accrued when Crown Media United States receives notice from the distributors that they have met the contractual penetration percentage or subscriber count.

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

Stock-Based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., usually the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date is recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

In connection with the adoption of SFAS 123R, we recorded a cumulative catch-up adjustment of $2.1 million related to restricted stock units (“RSUs”) granted under the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the “Plan”). See Note 18 for further information regarding our stock-based compensation assumptions and expenses.

The following table sets forth the pro forma amounts of net loss and net loss per share, for the years ended December 31, 2004 and 2005, that would have resulted if we had accounted for our employee stock options under the fair value recognition provisions of SFAS 123:

Pro Forma Effects
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2005
Net loss	$(316,806)	$(232,758)
Pro forma stock compensation expense at estimated fair value	(2,644)	(1,056)
Stock compensation expense included in net loss	5	116
Pro forma net loss	$(319,445)	$(233,698)
Weighted average shares	104,533	104,619
Pro forma net loss per share, basic and diluted	$(3.06)	$(2.23)

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 1.4 million, 867,000, and 810,000 stock options for the years ended December 31, 2004, 2005, and 2006, respectively, have been excluded from the calculations of loss per share because their effect would have been antidilutive.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  FIN 48 requires a new evaluation process for all tax position taken. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 also requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position before the adoption of FIN 48 and the amounts reported after adoption generally are to be accounted for as an adjustment to the beginning balance of retained earnings. The Company has completed its initial evaluation of the impact of the January 1, 2007, adoption of FIN 48 and determined that such adoption is not expected to result in any transition adjustments.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 157.

3.                 Impairment of Film Assets

In the second quarter of 2006 the Company retained an investment banking firm to solicit interest from third parties for the potential purchase of the Crown Library. As a result of non-binding bids received in the second quarter and the then proposed terms of an agreement dated October 5, 2006 for the sale of the Crown Library, management deemed it necessary to review its film assets for impairment as of both June 30, 2006 and September 30, 2006. The fair values used in the impairment analyses were derived by management taking into account the following: (1)  the implied fair value from bid parties and a contractual sales price at June 30, 2006 and September 30, 2006, respectively, with adjustments to take into account the terms of the proposed sale including the estimated future cost of the Company’s indemnification of the buyer for retention of residual and participation liabilities arising from the buyer’s use of the Crown Library for a 10-year period following the closing of the sale; (2) the estimated fair value of rights for the Company’s non-exclusive use of certain films for showing on its Hallmark Movie Channel for a limited period of time; and (3) the amount of accounts receivable related to the film library. The resulting non-cash impairment charge of $225.8 million for the year ended December 31, 2006, is included in impairment of film assets on the accompanying statement of operations.

The bids used in management’s valuation of the film assets at June 30, 2006 and the purchase price and related terms of the proposed sale of the film library at September 30, 2006 involve lump sum amounts with no values applied to individual films or groups of films. However, under applicable accounting requirements the impairment analyses must be prepared on a film-by-film basis. Having concluded that since August 31, 2005, the date of the most recent film-by-film valuation, each individual film has retained its relative value with respect to the film library taken as a whole as of June 30 and September 30, 2006, management allocated the total estimated fair value at those dates on the basis of the estimated relative fair values of each film as of August 31, 2005. Non-cash impairment charges were recorded at both June 30, 2006 and September 30, 2006 to reflect the amounts by which the carrying values of individual films exceeded the respective estimated fair values.

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

In the third and fourth quarters of 2004, the estimated fair value of the domestic rights of the film assets was based upon the discounted cash flows attributable to estimated future third party sales and internal use at September 30, 2004, and December 31, 2004. A non-cash impairment charge was recorded in both the third and fourth quarters of 2004 for each film where the estimated fair value was less than its carrying value. The resulting non-cash impairment charge of $22.0 million is included in impairment of film assets on the accompanying statement of operations for the year ended December 31, 2004.

4.                 Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of December 31,
	2005(1)	2006
	(In thousands)
Subscriber acquisition fees, at cost	$192,666	$189,391
Accumulated amortization	(112,072)	(147,726)
Subscriber acquisition fees, net	$80,594	$41,665

(1)          The gross asset and accumulated amortization have each been adjusted by $28.9 million, which represents contracts that were fully amortized at December 31, 2005, but were not written off on that date.

Of the net balance at December 31, 2006, in regard to existing agreements, the Company expects $10.0 million will be recognized as a reduction of subscriber fee revenue and $31.7 million will be recognized as subscriber acquisition fee expense in future periods. The Company expects to amortize the net balance at December 31, 2006, as follows:

Years Ended December 31,	(in thousands)
2007	$38,617
2008	1,150
2009	949
2010	949
Total amortization	$41,665

As of December 31, 2005 and 2006, the consolidated balance sheets also reflect subscriber acquisition fees payable of $12.2 million and $2.1 million, respectively. For the years ended December 31, 2004, 2005 and 2006, the Company made cash payments of $19.2 million, $32.0 million, and $11.0 million, respectively, relating to current subscriber acquisition fee obligations.

5.                 Film Assets

Amortization expense for the film assets was $28.9 million, $51.6 million, and $14.7 million for the years ended December 31, 2004, 2005, and 2006, respectively. The Company recorded impairment charges of $22.0 million, $25.5 million, and $225.8 million for the years ended December 31, 2004, 2005, and 2006, respectively.

The following table summarized the carrying amounts of the film assets as of December 31, 2005.

As of December 31, 2005
Film assets	$533,742
Accumulated amortization and impairment	(153,420)
Film assets, net	$380,322

No film assets were recorded as of December 31, 2006, as a result of the sale of the film assets in 2006.

6.                 Program License Fees

Program license fees are comprised of the following:

	As of December 31,
	2005	2006
	(In thousands)
Program license fees—RHI Entertainment Distribution	$164,752	$212,143
Program license fees—NICC	9,411	197
Program license fees—other affiliates	368	368
Program license fees—other non-affiliates	365,429	326,552
Program license fees, at cost	539,960	539,260
Accumulated amortization	(202,865)	(241,342)
Program license fees, net	$337,095	$297,918

Programming costs for the years ended December 31, 2004, 2005, and 2006 were $89.9 million, $120.6 million, and $152.2 million, respectively.

During the years ending December 31, 2004, 2005 and 2006, certain program license fees were written-down to their net realizable values, resulting in additional costs of $3.0 million, $585,000, and $20.9 million, respectively, which have been included as a component of programming costs in the accompanying consolidated statements of operations.

At December 31, 2005 and 2006, $30.4 million and $10.3 million of program license fees were included in prepaid and other assets on the accompanying consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the license period.

License fees payable are comprised of the following:

	As of December 31,
	2005	2006
	(In thousands)
License fees payable—RHI Entertainment Distribution	$22,704	$18,439
License fees payable—NICC	3,315	2,275
License fees payable—non-affiliates	214,025	166,597
Total license fees payable	240,044	187,311
Less current maturities	(53,190)	(98,360)
Long-term license fees payable	$186,854	$88,951

7.                 Property and Equipment

Property and equipment are comprised of the following:

	As of December 31,
	2005	2006	Depreciable Life
	(In thousands)		(In years)
Technical equipment and computers	$14,650	$15,083	3-5
Leased assets	17,363	17,363	15
Furniture, fixtures and equipment	1,235	1,241	5
Leasehold improvements	3,344	2,853	3-7
Construction-in-progress	18	273
Property and equipment, at cost	36,610	36,813
Accumulated depreciation	(18,050)	(20,500)
Property and equipment, net	$18,560	$16,313

Depreciation expense related to property and equipment was $3.4 million, $3.5 million, and $2.8 million, for the years ended December 31, 2004, 2005 and 2006, respectively.

Software and other intangible assets of $2.0 million and $1.0 million as of December 31, 2005 and 2006, respectively, have been included in prepaid and other assets in the accompanying consolidated balance sheets.

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

9.                 Leases

The Company leases uplink and certain transponder space under a long-term lease agreement that is accounted for as a capital lease in accordance with SFAS No. 13, Accounting for Leases. In addition, the Company leases transponders, office facilities and various office equipment under operating leases that are generally non-cancelable. These leases expire at various dates through June 2019, and some contain escalation clauses and renewal options. Future minimum lease payments under the agreements at December 31, 2006, are as follows:

Years Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2007	$2,160	$3,989
2008	2,160	2,764
2009	2,160	1,971
2010	2,160	1,059
2011	2,160	394
Thereafter	17,190	131
Total minimum lease payments	27,990	$10,308
Less amount representing interest (at implicit rates ranging from 9.375%)	(11,820)
Present value of net minimum lease payments	16,170
Less current maturities	(672)
Long term obligation	$15,498

Rent expense under these agreements was $1.9 million, $2.0 million, and $2.0 million, respectively, for the years ended December 31, 2004, 2005, and 2006. Amortization of assets held under capital leases is recorded as amortization of capital lease in the accompanying statements of operations.

During 2005 and through November 30, 2006, the buyer of the international business allowed Crown Media Holdings to inhabit office space without paying rent. Crown Media Holdings would have paid $115,000 and $103,000 in rent expense for this space during 2005 and 2006, respectively.

10.          Credit Facility

At December 31, 2006, the Company had an amended credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to the Company a secured revolving credit facility with availability of up to $130.0 million. At December 31, 2006, the outstanding balance under the credit facility was $87.6 million. The Company currently has $42.4 million of unused revolving credit capacity. The Company’s availability to borrow additional amounts under the credit facility is not limited or restricted. The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment dated as of March 2, 2007. The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

Each borrowing under the bank credit facility bears interest at a Eurodollar rate or an alternate base rate as the Company may request at the time of borrowing in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rates change. The Company is required to pay a commitment fee of 0.15% per annum (0.2% from March 1, 2005, to April 27, 2006) of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments.

At December 31, 2005 and 2006, the Company had outstanding borrowings of $210.0 million and $87.6 million, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2005, $210.0 million of the outstanding balance bore interest at the Eurodollar rate (5.39% at December 31, 2005) and $0 bore interest at the JP Morgan Chase Bank prime rate. At December 31, 2006, $87.6 million of the outstanding balance bore interest at the Eurodollar rate (6.10% at December 31, 2006) and $0 bore interest at the JP Morgan Chase Bank prime rate. Interest expense on borrowings under the credit facility for each of the years ended December 31, 2004, 2005 and 2006, was $13.9 million, $10.3 million, and $12.7 million, respectively.

Covenants

The credit facility, as amended, contains a number of affirmative and negative covenants. Affirmative covenants include without limitation the following: (1) (a) within 90 days after the end of each fiscal year, submit to the banks audited consolidated financial statements of the Company required to be submitted to the S.E.C., and (b) within 45 days after the end of each of the first three fiscal quarters, submit to the banks unaudited consolidated financial statements of the Company required to be submitted to the S.E.C.; (2) cause the Company’s corporate existence to be effective; (3) keep tangible properties material to the Company’s business in good condition; (4) provide notice of the following material events: (a) any event of default, (b) material adverse change in the condition or operations of any credit party, (c) any action which could affect the performance of the credit parties’ obligations under the Credit Agreement, (d) any other event which could result in a material adverse effect, (e) opening or change of any executive office, (f) change in the name of the credit parties, (g) any event which affects the collectibility of receivables or decrease the value of the collateral, (h) proposed material amendment to any material agreement that are part of the collateral and (i) any notice which a credit party received with respect to a claimed default; (5) (a) insure its assets adequately, (b) insure against other hazards and risks, (c) maintain distributor’s “errors and omissions” insurance, (d) maintain broadcaster’s “errors and omissions” insurance, (e) cause all insurance to provide to the Lender a written notice of any termination or material change of coverage and (f) upon request, provide to the Lender a statement of insurance coverage; (6) maintain true and complete books and records of financial operations and provide the Agent access to such books and records; (7) observe and perform all material agreements with respect to the distribution/exploitation of the Products (as defined in the Credit Agreement); (8) pay all taxes and other governmental charges and indebtedness in the ordinary course of business of the credit parties; (9) defend the collateral against all liens, other than permitted encumbrances; (10) upon receipt of any (a) payment from any obligor which should be remitted to the Agent or (b) the proceeds of any sale of Product, remit such payment or proceeds to the Agent; (11) comply with all applicable environmental laws, notify the Agent of any material violation of any applicable environmental laws and indemnify the Agent and the Issuing Bank against any environmental law-related claims; and, (12) (a) upon request, execute and deliver all necessary documents to perfect the liens on the collateral and to carry out the purpose of the Credit Agreement and its ancillary documents and (b) clarify, if necessary, the chain of title for any item of the Products.

Negative covenants include limitations on (1) indebtedness, (2) liens, (3) guaranties, (4) investments, (5) making “Restricted Payments,” (Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of the Company which is subordinated to the bank loans, any reduction of the HC Crown line of credit for the Company, any payment on certain obligations assumed by the Company under the purchase agreement for the film assets and any other payment to Hallmark Cards or any of its affiliates. The credit agreement, however, permits the Company to make payments to Hallmark Cards or an affiliate in payment of a valid outstanding obligation (subject to any applicable subordination agreement) or in an aggregate amount equal to the financial benefits received by us as a result of the reduction of interest charges under the bank credit facility in Amendment No. 8 plus any fees and costs incurred by Hallmark Cards in connection with the support letter of credit provided in accordance with Amendment No. 8, (6) sale of assets, (7) sale of receivables, (8) entering into any sale and leaseback transactions, (9) entering into transactions with affiliates, (10) amending the promissory note with HC Crown, a related letter of credit issued for our benefit or certain of our other material agreements, (11) creating negative pledge, (12) mergers or acquisitions, (13) production of any item of Product in any fiscal year having an aggregate budgeted negative cost in excess of $5.0 million, (14) changing our business activities, (15) entering into certain transactions that are prohibited under ERISA, (16) entering into any interest rate protection agreement or currency agreement, (17) acquiring or creating any new subsidiary, (18) using or storing hazardous materials on our premises,  and (19) creating any first tier subsidiary other than CM Intermediary or have any asset related to the Channel at a level above CM Intermediary.

The Company was in compliance with these covenants at December 31, 2006.

By an Amendment No. 12, dated as of March 2, 2007, to the credit agreement, the maturity date of the revolving credit facility has been extend to May 31, 2008. Additionally, the amendment provided for the Hallmark Cards letter of credit to be replaced by a JP Morgan Bank letter of credit for the $130.0 million, with an expiration date of June 10, 2008.

11.          Related Party Long-Term Obligations

Waiver and Standby Purchase Agreement

Under the Waiver and Standby Purchase Agreement dated March 21, 2006, as last amended on March 2, 2007, Hallmark Cards agreed to defer all payments due on any of the following obligations and, except where noted, payment of interest thereon until May 31, 2008, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•       Line of credit and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2006,

including accrued interest was $93.5 million. See Line of Credit and Interest Payable to HC Crown below.)

•       $70.0 million line of credit and interest payable to Hallmark Cards affiliate arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2006, including accrued interest was $53.4 million. See Line of Credit and Interest Payable to Hallmark Cards Affiliate below.)

•       10.25% senior unsecured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2006, including accrued interest was $562.2 million. See Senior Unsecured Note below.)

•       Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million, payable to Hallmark Entertainment Holdings. (Total amount outstanding at December 31, 2006, including accrued interest was $146.4 million. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•       All obligations of the Company under the bank credit facility by virtue of Hallmark Cards’ deemed purchase of participations in all of the obligations under a letter of credit which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to Amendment No. 9 to the bank credit facility.

Hallmark Cards has agreed that it will not accelerate the maturity of any of the foregoing obligations or initiate collection proceedings during the Waiver Period. Interest will continue to accrue on these obligations during the Waiver Period. The Company will continue to pay interest on the credit facility during the Waiver Period.

The waiver termination date is on May 31, 2008, or earlier upon occurrence of any of the following events:  (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness to unrelated parties with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution (formerly known as Hallmark Entertainment Distribution at which time it was a wholly-owned subsidiary of Hallmark Cards); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; or (e) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement.

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

The Waiver Agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement and Hallmark Cards’ share of the amounts payable under the December 1, 2005, agreement with NICC (described in Note 13) against these obligations. On September 1, 2006, Hallmark Cards elected to apply its $3.1 million share of the NICC obligations against the amounts due under the $70.0 million Promissory  Note to Hallmark Entertainment Holdings (described below), thereby reducing the principal amount of that Note by $3.1 million.

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

In connection with the Waiver Agreement in March 2006, we converted the $70.0 million account payable to Hallmark Entertainment Holdings arising out of our purchase of the Hallmark Entertainment film library to a promissory note described below, bearing interest at LIBOR plus 3% per annum. This note is payable in full on May 31, 2008, and accrued but unpaid interest is added to the outstanding principal amount on an annual basis.  We also agreed in March 2006 to:

•       amend the 2001 and 2005 notes described above to add the accrued but unpaid interest, currently and annually, to the outstanding principal amounts ;

•       use  our  commercially reasonable efforts to refinance all of  our  obligations to Hallmark Cards and affiliates noted above;  and

•       comply with  our  covenants and obligations under the bank credit facility .

Hallmark Letter of Credit

Pursuant to Amendment No. 8 to the bank credit facility, Hallmark Cards has provided an irrevocable letter of credit issued by Citibank, N.A. to JP Morgan Chase Bank in the original amount of $320.0 million, as credit support for our obligations under the Company’s credit facility (the “credit facility”). The support letter of credit was reduced to $220.0 million upon the consummation of the sale of the Company’s international business and the reduction of the aggregate outstanding credit exposure of its lenders to $220.0 million. Drawdowns under the letter of credit may be made for amounts due and payable under the credit facility and upon the occurrence of certain other events. Any proceeds received by JP Morgan Chase Bank from drawing under this support letter of credit will be used to purchase from the bank lenders, on behalf of Hallmark Cards, subordinated participations in our obligations under the bank credit facility. As consideration, we agreed to pay Hallmark Cards’ the amounts resulting from the 2.0% reduction in the interest rate and the 0.3% reduction in the commitment fee payable by the Company under the bank credit facility as provided in Amendment No. 8. In addition, we agreed to pay the fee charged by Citigroup for the letter of credit which was 0.625% of the amount of the letter of credit.

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

The Hallmark Cards letter of credit was reduced to $130.0 million in connection with Amendment No. 11 to the bank credit facility.

Pursuant to Amendment No. 12 to the bank credit facility, Hallmark Cards has provided an irrevocable letter of credit issued by JP Morgan Chase Bank in the amount of $130.0 million, as credit support for our obligations under the credit facility with an expiration date of June 10, 2008.

Senior Unsecured Note

In August 2003, the Company issued a senior unsecured note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

The senior unsecured note payable to HC Crown does not require cash payments until August 2007. In accordance with the waiver agreement, these payments are not required until May 31, 2008. The principal amount of the senior unsecured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007. From that date, interest at 10.25% per annum was scheduled to be payable semi-annually on the accreted value of the senior unsecured note to HC Crown, but now will be payable subsequent to May 31, 2008. The note matures on August 5, 2011, and is pre-payable without penalty. At December 31, 2005 and 2006, $509.4 million and $562.2 million, respectively, of principal and accreted interest were included in the senior unsecured note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior unsecured note contains certain covenants which restrict on the part of the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company’s stock, investments in other parties and the incurrence of liens on the Company’s assets. As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Line of Credit and Interest Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown maturing on the earlier of six months from the termination of the bank credit facility or December 21, 2007. Due to the waiver agreement, the line of credit and related interest are not due until May 31, 2008. This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit is equal to LIBOR plus three percent. At December 31, 2005, and 2006, borrowings under the note were $75.0 million and $87.7 million, respectively. Accrued interest on the note of $11.3 million and $5.8 million are included in line of credit and interest payable to HC Crown as of December 31, 2005, and 2006, respectively, on the accompanying consolidated balance sheets. At December 31, 2005, $75.0 million of the outstanding balance bore interest at the Eurodollar rates of 7.08%. At December 31, 2006, $87.7 million of the outstanding balance bore interest at the Eurodollar rates of 8.37%. At December 31, 2005 and 2006, $86.3 million and $93.5 million were included in the line of credit and interest payable to HC Crown on the accompanying consolidated balance sheets, respectively.

Note and Interest Payable to Hallmark Cards Affiliate

In 2005, the Company converted a portion of its license fees payable to Hallmark affiliates, which were approximately $132.8 million, to a promissory note bearing interest at LIBOR plus 3% per annum. The term of the promissory note began on October 1, 2005 and is payable in full on May 31, 2008, due to the waiver agreement. Accrued interest on the note of $2.4 million and $9.0 million is included in note and interest payable to Hallmark Cards affiliate as of December 31, 2005, and 2006, respectively, on the accompanying consolidated balance sheets. At December 31, 2005, $132.8 million of the outstanding balance bore interest at the Eurodollar rates of 7.08%. At December 31, 2006, $137.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.37%. At December 31, 2005 and 2006, $135.2 million and $146.4 million were included in the note and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheets, respectively.

Line of Credit and Interest Payable to Hallmark Cards Affiliate

In March 2006, the Company converted its payable to a Hallmark Cards affiliate, which was approximately $70.4 million, to a promissory note bearing interest at LIBOR plus 3% per annum. The term of the promissory note began on March 21, 2006, and is payable in full, pursuant to the waiver agreement, on May 31, 2008. Accrued interest on the note of $4.1 million is included in note and interest payable to Hallmark Cards affiliate as of December 31, 2006, on the accompanying consolidated balance sheet. At December 31, 2006, $49.3 million of the outstanding balance bore interest at the Eurodollar rates of 8.37%. At December 31, 2006, $53.4 million was included in the line of credit and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheet.

During the third quarter of 2006, Hallmark Cards used $18.0 million of the 25% in the federal tax benefits from losses the Company generated to reduce the $70.4 million balance on the line of credit and interest payable to Hallmark Cards affiliate. On September 1, 2006, Hallmark Cards also reduced the balance of line of credit by $3.1 million, which was related to the December 1, 2005, agreement with NICC.

Interest Paid to HC Crown

Interest expense paid to HC Crown, which formerly was payable to the Company’s bank syndicate and resulted from a reduction in the interest rate and commitment fee payable to the Company’s bank syndicate in Amendment No. 8 and Amendment No. 10 to the Company’s credit facility, was $3.2 million for the year ended December 31, 2005, and $4.4 million for the year ended December 31, 2006.

Related Party Long-Term Obligations

The aggregate maturies of related party long-term debt for each of the five years subsequent to December 31, 2006, are as follows:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011
	(In thousands)
Line of credit and interest payable to HC Crown, with principal due May 31, 2008	$93,465	$—	$93,465	$—	$—	$—
10.25% Senior unsecured note to HC Crown, including accrued interest, due August 5, 2011	562,167	—	—	—	—	562,167
Note and interest payable to Hallmark Entertainment Holdings due May 31, 2008	146,397	—	146,397	—	—	—
Note and interest payable to Hallmark Entertainment Holdings due May 31, 2008	53,364	—	53,364	—	—	—
	$855,393	$—	$293,226	$—	$—	$562,167

12.          Related Party Transactions

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

The Company received $56.6 million, $56.1 million (including the $30.0 million offset to intercompany debt during the third quarter of 2005), and $30.0 million (including the $18.0 million offset to intercompany debt during the third quarter of 2006) under the Tax Sharing Agreement during 2004, 2005 and 2006, respectively. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements are recorded as an addition to paid-in capital in the accompanying consolidated statements of stockholders’ equity (deficit).

Hallmark Entertainment Investments

On March 11, 2003, Hallmark Entertainment Holdings, Inc. (“Hallmark Entertainment Holdings”, a wholly-owned subsidiary of Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings’ investors, Liberty Crown, Inc., a subsidiary of Liberty Media, and JP Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments, and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for shares in Hallmark Entertainment Investments. Hallmark Entertainment Holdings, now an owner of more than 80% of Hallmark Entertainment Investments, has voting power over all of the Crown Media Holdings shares owned by Hallmark Entertainment Investments. See note 15 for further information on the percentage of voting power.

Services Agreement with Hallmark Cards

The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for an additional year through January 1, 2008. Under the agreement, Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services. Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. This amount was increased to $530,000 for each of 2006 and 2007. However, the Company has not paid these amounts.

For each of the years ended December 31, 2004 and 2005, Crown Media Holdings had accrued $515,000 under the agreement. For the year ended December 31, 2006, Crown Media Holdings had accrued $530,000 under the agreement. At December 31, 2005 and 2006 non-interest bearing unpaid accrued service fees and unreimbursed expenses of $10.1 million and $11.5 million, respectively, were included in payable to affiliates in the accompanying consolidated balance sheets. At December 31, 2004, 2005 and 2006 out-of-pocket expenses and third party fees were $1.3 million, $1.0 million, and $914,000, respectively.

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

Intercreditor Agreement

The Company has an intercreditor agreement that deals with residual and participation liabilities for the use of film assets by the buyer of the Company’s membership interest in Crown Media Distribution. Under the intercreditor agreement, Hallmark Cards has agreed that any loan, debt or other amount payable by the Company to Hallmark Cards will be subordinate and subject in right of payment to the payment in full of such residual and participation liabilities, but only to the extent that any such residual and participation liabilities outstanding exceed $25.0 million.

13.          Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

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

•       A Sunday morning programming block, broadcast from 6 a.m. to 12 noon, at a cost of approximately $485,000 in 2005, $5.8 million in 2006 and $5.8 million in 2007, increased by a percentage equal to the increase in the Consumer Price Index, in 2007. These amounts include deferred payments of $125,000 for 2005 and $1.5 million for each of 2006 and 2007. The 2006 and 2007 amounts not deferred are payable quarterly in those years.

In addition, Crown Media Holdings agreed to finish funding four specials, the production of which had been commenced prior to the amendment, at a total additional cost of $1.4 million in 2005 and 2006, and to fund an additional two non-dramatic specials, to be produced in 2006 and 2007, at a total cost of $1.3 million. A quarter of the amounts for the additional two specials was paid in January 2006, another quarter was paid in June 2006 and the remaining one-half is payable in June 2007, or upon a change in control (that is, a sale or merger where the aggregate ownership of Crown Media Holdings by the current owners becomes less than 50%). The Hallmark Channel is not obligated to broadcast the latter two specials. Crown Media Holdings will also provide or has provided $2.0 million in each of 2005, 2006 and 2007 to fund the development by NICC of “made for television” movies and will pay NICC an additional $1.0 million if the movie “A Reason to Believe,” which was to be produced under the prior agreement, is not ultimately produced. The 2005 amount includes a deferred payment of $1.8 million; the 2006 amount was paid semi-annually in 2006; and the 2007 amount is payable in January 2007. The Hallmark Channel will have a right of first negotiation to acquire broadcast rights to the movies resulting from this development and, if it elects not to acquire these rights, may still recover a portion of its funding if the movies are produced for others. In addition, NICC has received $45,000 in consulting fees from a series which RHI Entertainment has produced, and will receive a deferred payment of $750,000 as the last payment for certain terminated obligations.

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

If there has not been a change of control of the Company by June 30, 2007, Crown Media Holdings is required to negotiate with NICC for a period of 60 days regarding continuation of the programming commitments. If at the end of the negotiating period the parties have not reached agreement and Crown Media Holdings is not willing to continue the programming commitments at the same levels NICC may compel Crown Media Holdings to buy all NICC’s outstanding shares of Crown Media Holdings common stock at the then current market value by a written notice given no later than November 1, 2007 (“Put Right”). If NICC sells more than 50% of the shares of Crown Media Holdings common stock which it owned as of February 22, 2001, except as part of a sale of Crown Media Holdings, most of the commitments and obligations related to programming as described above cease (at the option of Crown Media United States) at the end of the then current broadcast season (approximately August 31).

The Company has, at NICC’s request, started negotiations with NICC regarding the continuation of the programming commitments. In the event a new agreement is not reached or other resolution is not reached and NICC seeks to exercise its Put Right, the Company will endeavor to finance the purchase of the NICC stock through outside sources rather than from funds from operations. In the alternative, the Company can, if necessary, extinguish NICC’s Put Right completely by offering to continue the programming commitments to NICC at the same level as in the current agreement.

During the year ended December 31, 2004, 2005, and 2006, Crown Media United States paid NICC $12.3 million, $12.5 million, and $18.4 million, respectively, related to the company agreement as amended.

14.          RHI Entertainment

Film Asset Services Agreement with RHI Entertainment

The Company has a film asset services agreement with RHI Entertainment (formerly Hallmark Entertainment, LLC), under which RHI Entertainment provides Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company’s film assets. In consideration for the services provided by RHI Entertainment, Crown Media Holdings was, prior to the sale of the Company’s international operations, obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. Following the sale of the Company’s international operations, the annual fee for these services was reduced to $750,000 per year. Crown Media Holdings paid $1.5 million to RHI Entertainment for these services during 2004, $1.0 million during 2005 and $719,000 during 2006. At December 31, 2005, and 2006, non-interest bearing unpaid accrued service fees of $188,000 and $0 were included in payable to RHI and related companies in the accompanying condensed consolidated balance sheets.

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

Both under the current and previous agreements with RHI Entertainment Distribution, if Crown Media United States sub-licenses any licensed program to a third party, it must equally share with RHI Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Crown Media United States. Crown Media United States did not sub-license any licensed program to a third party during 2003. The Company sub-licensed $1.7 million during the year ended December 31, 2004, which resulted in $330,000 owed to RHI Entertainment Distribution. Crown Media United States  sub-licensed $1.5 million during the year ended December 31, 2005, none of which was due to RHI Entertainment Distribution as there was no excess over the license fee. Crown Media United States  sub-licensed $409,000 during the year ended December 31, 2006, none of which was due to RHI Entertainment Distribution as there was no excess over the license fee. Amounts due to RHI Entertainment Distribution as a result of these sub-licensing agreements have been included in license fees payable to non-affiliates in the accompanying consolidated balance sheets as noted below.

Programming costs related to the RHI Entertainment Distribution program agreements were $20.0 million, $30.1 million, and $46.5 million for the years ended December 31, 2004, 2005 and 2006, respectively. As of December 31, 2005 and 2006, $22.7 million and $18.4 million, respectively, are included in license fees payable to non-affiliates in the accompanying consolidated balance sheets. Crown Media Holdings paid RHI Entertainment Distribution $5.0 million, $93.4 million and $51.1 million for license fees in 2004, 2005 and 2006, respectively.

15.          Stockholders’ Equity

The Company’s authorized capital stock currently consists of 200,000,000 shares of Class A common stock, 120,000,000 shares of Class B common stock, and 10,000,000 shares of preferred stock, all at $0.01 par value per share. The Company has not issued any shares of preferred stock.

Hallmark Entertainment Investment Company controls all of the Company’s outstanding shares of Class B common stock, which, together with the shares of Class A common stock it owns, represents approximately 95.8% as of December 31, 2006, of the voting power on all matters submitted to the Company’s stockholders. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Shares of Class B common stock are generally automatically convertible into Class A common stock upon sale or other transfer by the selling stockholder. In addition, the Class B common stockholder is entitled to 10 votes per share as compared to one vote per share of Class A common stock. With the exception of the voting and conversion rights, shares of Class A common stock and shares of Class B common stock are identical.

The Company has not paid any cash dividends on its common stock since inception. With the exception of the NICC agreement in Note 13, the Company anticipates that it will retain all of its earnings, if any, in the foreseeable future to finance the continued growth and expansion of its business, and the Company has no current intention to pay cash dividends. The Company’s bank credit facility also prohibits its declaring or paying any cash dividends.

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

Hallmark Cards did not use any of the Company’s 2006 tax losses in 2006 and has used approximately $671.4 million of Crown Media Holdings tax losses since entering into the tax sharing agreement. Pursuant to the tax sharing agreement, the Company received $56.6 million, $56.1 million (including the $30.0 million offset to intercompany debt during the third quarter of 2005), and $30.0 million (including the $18.0 million offset to intercompany debt during the third quarter of 2006) under the tax sharing agreement during 2004, 2005, and 2006, respectively. These receipts have been recorded as an addition to paid-in capital. The Company has recorded a deferred tax asset of $28.6 million related to the taxable loss generated during the year ended December 31, 2006, which has been included in the net operating loss component of deferred tax assets in the table below. The Company has recorded a deferred tax asset of $558.1 million related to the cumulative losses generated. The entire amount of the Company’s net deferred tax assets have been offset with a valuation allowance. During 2006, the valuation allowance changed by $151.6 million. The Company may ultimately reverse the valuation allowance and record a tax benefit if it is determined, more likely than not, that the Company could realize the tax benefit if it were treated as a stand-alone taxpayer.

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

The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,
	2004	2005	2006
	(In thousands)
Taxes computed at 35%	$(61,172)	$(75,438)	$(135,941)
Other	265	2,222	219
Increase in federal valuation allowance	60,907	73,216	135,722
Income tax provision	$—	$—	$—

The components of Crown Media Holdings’ deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2005	2006
	(In thousands)
Deferred tax assets:
Deferred revenue	$67	$—
Bad debt reserve	610	96
Accrued compensation	5,276	3,279
Net operating loss	531,261	558,108
Depreciation	7,981	7,246
Other	13,626	18,293
Valuation allowance	(428,079)	(579,690)
Total deferred tax assets	130,742	7,332
Deferred tax liabilities:
Film inventory	(126,661)	—
Program license fees	—	(4,011)
Other	(4,081)	(3,321)
Total deferred tax liabilities	(130,742)	(7,332)
Net deferred taxes	$—	$—

As of December 31, 2006, the Company’s cumulative federal and state net tax operating losses were $1.4 billion. Of this amount, approximately $759.6 million has not been utilized by Hallmark Cards in its consolidated tax returns and will expire beginning in 2020 through 2026.

17.          Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2006. The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2005		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Senior unsecured note to HC Crown, including accrued interest	$509,386	$436,822	$562,167	$479,817
Company obligated mandatorily redeemable preferred interest	14,537	19,300	16,483	16,888

The carrying amounts shown in the table are included in the accompanying consolidated balance sheets under the indicated captions. The Company estimates the fair value of the company obligated mandatorily redeemable preferred interest on an annual basis as it is not practicable to perform the valuation more frequently. The valuation is dependent upon the future pre-tax income of Crown Media United States since the Company is only obligated to make payments on the instrument within 60 days of the fiscal year in which pre-tax income is generated by Crown Media United States or within 60 days of December 31, 2010.

The Company estimates the fair value of the senior unsecured note to HC Crown on a quarterly basis. The Company estimated the fair value of the senior unsecured note to HC Crown by determining the discounted value of future cash flows, based upon a borrowing rate of 14.5%, which is estimated to be the current market interest rate for a debt instrument with similar terms.

Accounts payable and receivable are carried at reasonable estimates of their fair values because of the short-term nature of these instruments. The interest rates on the bank credit facility, the line of credit with HC Crown and the note payable to Hallmark Entertainment Holdings, LLC are variable, have relatively short maturity periods and/or reset periodically; therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates.

18.          Share-Based Compensation

Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the “Plan”). The Plan covers three types of share-based compensation: Stock Options, Restricted Stock Units (“RSU”) and Share Appreciation Rights (“SAR”) that are subject to SFAS 123R commencing on January 1, 2006. Before implementation of SFAS 123R, Crown Media Holdings accounted for the stock option component of the Plan under APB 25, under which compensation cost approximated $5,000 and $116,000 for the years ended December 31, 2004 and 2005, respectively. Compensation cost for stock options issued to employees represented the excess of the quoted market price of the Company’s stock at the measurement date of the grant over the exercise price of the option.

Stock-Based Compensation

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

The Company recorded a $3.1 million compensation benefit related to restricted stock units and $11,000 compensation expense related to stock options for the year ended December 31, 2006, on our consolidated statement of operations as a component of selling, general and administrative expense.

The Company recorded $11.5 million and $8.5 million of compensation expense associated with the Employment and Performance RSUs during the years ended December 31, 2004 and 2005, respectively, which have been included in selling, general and administrative expense in the accompanying consolidated statements of operations

As of December 31, 2006, there was no unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to our employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

There were no stock option grants in 2004 and 2006. In December 2005, the Company modified a stock option agreement covering vested stock options with a former employee. The modified terms included an extension of the expiration date from December 31, 2005, to February 28, 2007, and an extension of the related stock option exercise dates to January 1, 2007, through February 28, 2007.

A summary of the status of Crown’ Stock Option Plan at December 31, 2006, and changes during the year then ended is presented below:

	Shares	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)
Balance, December 31, 2005	867		$10.42
Options forfeited	(57)	$8.94 - 17.45	$12.89
Balance, December 31, 2006	810		$10.24	2.09	$0.00
Exercisable	810		$10.24	2.09	$0.006

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Option	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Option	Exercisable Shares	Weighted Average Exercise Price Per Option
	(In thousands)	(In years)		(In thousands)
$ 6.30 - 10.50	517	0.5	$9.10	517	$9.10
$10.51 - 12.60	235	5.0	$11.47	235	$11.47
$12.61 - 14.70	24	3.3	$14.00	24	$14.00
$14.71 - 21.00	34	4.3	$16.52	34	$16.52
	810			810

The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $0, $338,000, and $0, respectively.

General Restricted Stock Unit Information

The Company’s restricted stock units (“RSUs”) vest based on employment, performance and market conditions. Certain RSUs vest either in one-third increments on the anniversary of the grant date in each of the three years following the grant or all at one time on the third year anniversary of the grant date, in both cases based on continuing employment (“Employment RSUs”). Other RSUs vest on the third anniversary date of the grant date, provided that the price of the Company’s Class A common stock is at least $14 or higher on that date (“Performance RSUs”).

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

Additionally, in August 2006, one executive retired, and the Company settled vested RSUs for approximately $16,000 in cash.

In August 2006, the Company’s Board of Directors approved an additional grant of 1,298,000 Employment and Performance RSUs to the executive officers and other employees. The Employment RSUs and the Performance RSUs constitute 35% and 65% of the grant, respectively. The Employment RSUs will vest and be settled in stock or cash on August 17, 2009, the third anniversary of the grant date, provided the individual holding the RSUs is employed by the Company on that date. Performance RSUs become eligible to vest (“Achieved Performance RSUs”), in the range of 150% (which results in an award of additional Performance RSUs) to 0% of the Performance RSUs, depending upon the successful renewal of specific distributor agreements within certain time periods. Sixty-five percent of the Achieved Performance RSUs will fully vest upon the signing of the renewal agreements, which the Company intends to complete by November 2007. In a second vesting, 65% to 135% (“the Modifier”) of the Achieved Performance RSUs (less the Achieved Performance RSUs previously vested) will vest on December 31, 2008, based upon a formula using subscriber revenue achieved for a specified time period.

The Compensation Committee of the Board of Directors has the discretion to increase or decrease the Modifier by 20% and also may extend the deadlines for satisfaction of the vesting conditions in the event that a renewal of the distribution agreements is delayed for factors beyond the control of the Company. In order to be eligible for vesting and settlement of the Achieved Performance RSUs, the individual holding them must either be employed at the time of the first vesting or have been terminated without cause within 90 days of a vesting date. The vesting of Employment RSUs accelerates upon death or disability of an executive officer. Employment RSUs and Performance RSUs have accelerated vesting if the executive is involuntarily terminated without cause within 90 days before or after a change in control.

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

The Company’s Compensation Committee has the discretion to increase or decrease the Modifier by 20% and also may extend the deadlines for satisfaction of the vesting conditions in the event that a renewal of the distribution agreements is delayed for factors beyond the control of the Company. If the Company terminates the CEO’s employment without cause or the CEO terminates for good reason within 90 days prior to a vesting date for Performance RSUs, the Performance RSUs will vest as though the CEO were still employed by the Company on that vesting date.  All RSUs vest immediately upon involuntary termination without cause or termination for good reason if a change in control occurs 90 days prior to or 90 days after such termination.

The Company executed a Restricted Stock Units Agreement with the CFO, dated November 8, 2006, which provides for the grant of 25,200 Employment RSUs and 46,800 Performance RSUs to the CFO. The Employment RSUs will vest and be settled in stock or cash on August 17, 2009, provided that CFO is employed by the Company on that date and subject to accelerated vesting in the event of a change of control of the Company.

Under SFAS 123R, the fair value of the 2004 and 2005 Employment RSU grants are estimated using a Black-Scholes option pricing model. The fair value of the 2004 and 2005 Performance RSU grants are estimated at each reporting date using a Monte Carlo Lattice option pricing model. Beginning in 2006, the Company is applying a forfeiture rate to the RSUs as required by SFAS No. 123R.

		Weighted-Average Remaining
Employment RSUs	Units	Contractual Term
Nonvested Balance, December 31, 2005	1,477,343
Units issued	579,500
Units settled in cash	(1,009,453)
Units forfeited	(232,423)
Nonvested Balance, December 31, 2006	814,967	2.27

The closing price of a share of our common stock was $9.17 on December 31, 2005, $6.34 on March 31, 2006 and $4.12 on June 30, 2006, $4.49 on September 30, 2006, and was $3.63 on December 31, 2006.

		Weighted-Average Remaining
Performance RSUs	Units	Contractual Term
Nonvested Balance, December 31, 2005	688,500
Units issued	990,500
Units forfeited	(374,300)
Nonvested Balance, December 31, 2006	1,304,700	1.25

At December 31, 2005, the 2004 Performance RSUs were valued at $1.61 per unit, the 2005 Performance RSUs were valued at $4.36 per unit, and the chief executive officer Performance RSUs were valued at $1.23 per unit. At December 31, 2006, the 2004 Performance RSUs were valued at $0.00 per unit and the 2005 Performance RSUs were valued at $0.12 per unit. The chief executive officer Performance grant expired in May 2006. Valuation of these Performance RSU grants is based upon market conditions.

The following table includes assumptions used to value the Employment and Performance RSUs at December 31, 2006.

	2004 Grant	2005 Grant
Expected volatility	40.80%	47.20%
Expected dividends	0	0
Expected Term (in years)	0.41	1.63
Risk-free rate	5.09%	4.82%

The following table includes assumptions used to value the Performance RSUs at January 1, 2006.

	2004 Grant	2005 Grant	Chief Executive Officer Grant
Expected volatility	39.34%	48.87%	40.04%
Expected dividends	0	0	0
Expected Term (in years)	1.42	2.67	0.46
Risk-free rate	4.38%	4.37%	4.37%

Under SFAS 123R, the fair value of each 2006 Employment and Performance RSU grant is estimated using the fair value of $3.63 based upon the closing price of a share of our common stock as of the December 31, 2006, reporting date. Valuation of the 2006 Employment RSUs is based solely on a service condition. Valuation of the 2006 Performance RSUs is based upon a service condition and a performance condition.

In connection with the adoption of SFAS 123R, we recorded total compensation costs related to RSUs granted under the Plan of $2.1 million as a cumulative catch-up adjustment during the year ended December 31, 2006. Prior to January 1, 2006, the Performance RSUs were not recorded on the Company’s financial statements as a liability, as it was not deemed probable that these units would be settled based on the performance of the Company’s common stock. Additionally, the Company did not account for forfeitures. Commencing in 2006, the Company established a liability for the fair market value of the Performance RSUs based on an option-pricing model. Further, the Performance RSUs are reviewed quarterly for changes in the fair market value.

		Weighted-Average Remaining
Board of Directors RSUs	Units	Contractual Term
Nonvested Balance, December 31, 2005	32,468
Units issued	103,549
Units settled in cash	(28,710)
Units forfeited	(26,157)
Nonvested Balance, December 31, 2006	81,150	2.32

Chief Executive Officer (“CEO”) Share Appreciation Rights Agreement

Under Share Appreciation Rights Agreement dated October 3, 2006, the Company has agreed to grant stock appreciation rights (“SARs”) to the CEO upon occurrence of certain events. The value of each SAR corresponds to the value of one share of Class A common stock and will be settled at the Company’s discretion in Class A common stock or cash. SARs will be granted during the term of employment the day after the fair market value of the Company’s stock reaches the “threshold price” and stays at the threshold price or higher for 60 consecutive calendar days. SARs will then be granted each time that the fair market value of the Company’s stock increases another incremental five dollars over the previous price at which a SAR grant was triggered and stays at such price or higher for 60 consecutive calendar days. Upon the occurrence of each event which triggers a SAR grant, the CEO will be granted that number of SARs with a value equal to 0.8% of the Enterprise Growth as of the grant date divided by the triggering Company stock price. “Enterprise Growth” equals the increase in market capitalization (compared to the market capitalization based on the Start Price or the last price triggering a grant of an SAR), adjusted upward or downward by the amount of debt incurred or paid down since the Start Date or last trigger date, as applicable. “Threshold price” shall mean the average of the fair market value for the 5 business days prior to the date of announcement of the CEO’s employment (i.e., October 4, 2006) (“Start Price”) plus five dollars.

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

The fair value of the CEO’s SAR grant is estimated at each reporting date using a Monte Carlo Lattice option pricing model. At December 31, 2006, and the CEO’s SARs were valued at $872,616 using the closing price of a share of our common stock on December 31, 2006, of $3.63. Valuation of this SAR grant is based upon market and service conditions. The Company recorded $59,000 in compensation expense related to SARs for the year ended December 31, 2006, on our consolidated statement of operations as a component of selling, general and administrative expense. The SARs have been recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheet for the year ended December 31, 2006.

The following table includes assumptions used to value the SARs at December 31, 2006.

Expected volatility	46.91%
Expected dividends	0
Expected Term (in years)	3.56
Risk-free rate	4.72%
Average Number of SARs granted	240,390

Bonus

In May 2003, the Company’s Board immediately vested the stock options of all employees below the vice-president level who held options at that time and granted them a right to receive a future cash payment of $1.00 for each outstanding option held by the employee. The immediate vesting of the employees’ stock options created a new measurement date which required the Company to record stock compensation expense, if any, for the excess of the Company’s stock price on the measurement date over the underlying stock options’ exercise price. Since the price of the Company’s Class A common stock on the measurement date was less than the exercise price of all of the stock options owned by the employees, no compensation expense was recorded under APB 25. However, the June 2004 cash payments totaling $344,000 was contingent upon each respective employees’ continuous employment through that date. As a result, the Company recorded compensation expense from June 2003 through May 2004 as the compensation was earned. For the year ended December 31, 2004, $140,000, of compensation expense was recorded related to this obligation.

19.          Employee Benefits

Benefit Plans

Crown Media Holdings adopted a 401(k) retirement plan for all of its United States employees effective January 1, 2002. Under the provisions of the Crown Media Employee Savings Plan (“ESP”), any full-time or part-time employee may join the ESP 90 days after his or her employment. Employees that qualify for participation can contribute up to 50% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after-tax salary, not to exceed 50% total of combined and pre-tax and after-tax contributions. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents. Crown Media Holdings contributed $345,000, $392,000 and $384,000 for the years ended December 31, 2004, 2005, and 2006, respectively.

Deferred Compensation Plans

The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $3.2 million and $3.3 million at December 31, 2005, and 2006, respectively, are included in the accompanying consolidated balance sheets among short and long-term accrued liabilities. The Company suspended this plan for 2006 and no deferrals of employee compensation earned were allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan. The Company reactivated the plan in 2007.

The Company also sponsors a deferred compensation plan for its Board of Directors. Participants in this plan earn interest on their deferred compensation. Related liabilities of $538,000 and $589,000 at December 31, 2005, and 2006, respectively, are included in the accompanying consolidated balance sheets among short and long-term accrued liabilities. The Company suspended this plan for 2006 and no deferrals of director compensation earned were allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan. The Company reactivated this plan in 2007.

Severance

In April 2006, the Company terminated approximately 20 employees in conjunction with its cost savings efforts. The Company’s severance costs related to these employees were approximately $2.3 million. All amounts were paid during 2006; therefore, no amounts are included in the accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2006.

Retention Program

In 2004, the Company established a retention program for approximately 175 employees who were affected by the sale of Crown Media Holdings’ international business. Under the program, employees that remained with the Company through the earlier of the date on which a sale of the international business became effective or December 31, 2004, were entitled to a retention bonus totaling approximately $7.7 million. The Company recorded $7.7 million of expense for the year ended December 31, 2004, in regard to this retention program, of which $7.1 million was paid in 2005. Due to terminations and management’s revised estimates, the Company did not pay the remaining $600,000.

20.          Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

SFAS No. 63 requires an entity providing licensed programming to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both gross assets and liabilities of $263.9 million and $227.8 million as of December 31, 2005 and 2006, respectively, related to committed program license fees payable to RHI Entertainment Distribution and various third parties with airing windows which begin subsequent to period-end.

Contractual maturities of long-term obligations (excluding future interest) over the next five years are as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Credit facility and interest payable	$87,692	$—	$87,692	$—	$—	$—	$—
Company obligated mandatorily redeemable preferred interest(1)	25,000	—	5,000	5,000	15,000	—	—
Line of credit and interest payable to HC Crown	93,465	—	93,465	—	—	—	—
Senior unsecured note to HC Crown, including accrued interest	562,167	—	—	—	—	562,167	—
Note and interest payable to Hallmark Cards affiliate	146,397	—	146,397	—	—	—	—
Line of credit and interest payable to Hallmark Cards affiliate	53,364	—	53,364	—	—	—	—
License fees payable to non-affiliates for current and future windows(2)(3)	391,026	115,877	91,781	84,713	44,574	25,528	28,553
License fees payable to affiliates for current and future windows(2)(3)	22,386	22,386	—	—	—	—	—
Total Contractual Cash Obligations	$1,381,497	$138,263	$477,699	$89,713	$59,574	$587,695	$28,553

(1)    Payments are due within 60 days of the end of each fiscal year in which Crown Media United States reports pretax profits exceeding $10.0 million. If Crown Media United States does not earn pretax profits, the company obligated mandatorily redeemable preferred interest is to be redeemed within 60 days of fiscal year ending December 31, 2010.

(2)    Includes off-balance sheet commitments.

(3)    The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

In accordance with the Purchase and Sale Agreement dated February 23, 2005, Sparrowhawk Media Limited has made several warranty and indemnity claims against the Company of approximately $2.0 million. The Company has recorded an accrual related to this claim, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The Company estimates that it may be liable with the range of $500,000 to $1.0 million related to these claims.

21.          Segment Reporting

The Company’s continuing operations are currently organized into two principal divisions representing operating segments: domestic channel and film distribution. Due to the sale of the film assets, the Company no longer has a film distribution segment as of December 31, 2006. The Company evaluates performance and allocates resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue, loss from continuing operations and total assets. The results of operations of our international channel operating segment are not included in the segment reporting as they are classified separately as discontinued operations in the Company’s consolidated financial statements (see note 23).

The following tables present the Company’s segment information for the periods indicated (in thousands):

2004

	Domestic	Film Distribution	Adjustments		Consolidated
Total revenues	$116,201	$74,493	$(52,458	)(1)	$138,236
Programming costs	(101,811)	(1,651)	13,584	(1)	(89,878)
Amortization of film assets	—	(47,326)	18,421	(1)	(28,905)
Impairment of film assets	—	(22,003)	—		(22,003)
Subscriber acquisition fee amortization expense	(29,405)	—	3,385	(1)	(26,020)
Operating costs	(10,936)	(749)	650	(1)	(11,035)
Selling, marketing, general and administrative expenses	(45,207)	(29,785)	—		(74,992)
Loss from continuing operations	(71,158)	(27,021)	(16,418)		(114,597)
Interest expense	(2,495)	(57,684)	—		(60,179)
Loss from discontinued operations	—	(142,030)	—	(3)	(142,030)
Net loss	$(73,653)	$(226,735)	$(16,418)		$(316,806)
Total assets	$761,610	$526,458	$224,700	(2)	$1,512,768

2005

	Domestic	Film Distribution	Adjustments		Consolidated
Total revenues	$175,090	$75,926	$(53,632	)(1)	$197,384
Programming costs	(148,565)	(3,708)	31,696	(1)	(120,577)
Amortization of film assets	—	(82,398)	30,779	(1)	(51,619)
Impairment of film assets	—	(25,542)	—		(25,542)
Subscriber acquisition fee amortization expense	(39,314)	—	3,386	(1)	(35,928)
Operating costs	(11,243)	(10,572)	209	(1)	(21,606)
Selling, marketing, general and administrative expenses	(54,303)	(29,490)	—		(83,793)
Loss from continuing operations	(78,335)	(75,784)	12,438		(141,681)
Interest expense	(6,689)	(67,167)	—		(73,856)
Loss from discontinued operations	—	(10,683)	—	(3)	(10,683)
Loss on sale of discontinued operations	—	(6,538)	—	(3)	(6,538)
Net loss	$(85,024)	$(160,172)	$12,438		$(232,758)
Total assets	$843,512	$430,314	$—		$1,273,826

2006

	Domestic	Film Distribution	Adjustments		Consolidated
Total revenues	$199,362	$(12,896)	$14,713	(1)	$201,179
Programming costs	(178,689)	(1,890)	28,386	(1)	(152,193)
Amortization of film assets	—	5,872	(20,611	)(1)	(14,739)
Impairment of film assets	—	(206,216)	(19,616	)(1)	(225,832)
Subscriber acquisition fee amortization expense	(34,430)	—	3,386	(1)	(31,044)
Operating costs	(11,434)	(996)	—		(12,430)
Selling, marketing, general and administrative expenses	(45,769)	(16,878)	—		(62,647)
Gain on sale of film assets	—	8,238	—		8,238
Loss from continuing operations	(70,960)	(224,766)	6,258		(289,468)
Interest expense	(13,848)	(85,087)	—		(98,935)
Gain on sale of discontinued operations	—	1,530	—	(3)	1,530
Cumulative effect of change in accounting principle	—	(2,099)	—		(2,099)
Net loss	$(84,808)	$(310,422)	$6,258		$(388,972)
Total assets	$749,748	$18,035	$—	(4)	$767,783

(1)          Represents elimination of intersegment transactions.

(2)          Represents assets from discontinued operations.

(3)          Represents losses from discontinued operations.

(4)          The film distribution segment assets represent assets held by the holding company.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the years ended December 31, 2005 and 2006, and together accounted for a total of 87% and 91% of consolidated subscriber revenue during the years ended December 31, 2005 and 2006, respectively. Three of our distributors each accounted for more than 15% of our consolidated subscribers for the years ended December 31, 2005 and 2006, and together accounted for 58% and 66% of our subscribers during the years ended December 31, 2005 and 2006, respectively.

22.          Quarterly Information (Unaudited)

The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2005 and 2006.

	Quarters Ended
2005	3/31	6/30	9/30	12/31	Full Year
Total revenues	$40,569	$45,692	$50,670	$60,453	$197,384
Programming costs	(28,022)	(28,413)	(29,196)	(34,946)	(120,577)
Amortization of film assets	(5,681)	(13,664)	(13,830)	(18,444)	(51,619)
Impairment of film assets	—	—	(22,939)	(2,603)	(25,542)
Subscriber acquisition fee amortization expense	(9,508)	(8,695)	(8,688)	(9,037)	(35,928)
Operating costs	(1,796)	(4,730)	(3,212)	(11,868)	(21,606)
Selling, marketing, general and administrative expenses	(23,332)	(23,221)	(18,662)	(18,578)	(83,793)
Loss from operations	(27,770)	(33,031)	(45,857)	(35,023)	(141,681)
Interest expense	(16,896)	(17,444)	(19,346)	(20,170)	(73,856)
Income tax provision	—	(6)	(4)	10	—
Loss from discontinued operations	(6,241)	(4,425)	—	(17)	(10,683)
Loss on sale of discontinued operations	—	(1,349)	(615)	(4,574)	(6,538)
Net loss	$(50,907)	$(56,255)	$(65,822)	$(59,774)	$(232,758)
Net loss per share	$(0.49)	$(0.54)	$(0.63)	$(0.57)	$(2.22)

	Quarters Ended
2006	3/31	6/30	9/30	12/31	Full Year
Total revenues	$44,973	$50,522	$47,318	$58,366	$201,179
Programming costs	(33,593)	(33,967)	(35,056)	(49,577)	(152,193)
Amortization of film assets	(8,864)	(8,279)	(4,560)	6,964	(14,739)
Impairment of film assets	—	(184,886)	(40,946)	—	(225,832)
Subscriber acquisition fee amortization expense	(7,790)	(7,723)	(7,747)	(7,784)	(31,044)
Operating costs	(4,130)	(3,501)	(2,075)	(2,724)	(12,430)
Selling, marketing, general and administrative expenses	(14,166)	(14,691)	(14,800)	(18,990)	(62,647)
Gain on sale of film assets	—	—	—	8,238	8,238
Loss from operations	(23,570)	(202,525)	(57,866)	(5,507)	(289,468)
Interest expense	(21,703)	(24,913)	(26,461)	(25,858)	(98,935)
Gain (loss) on sale of discontinued operations	162	(8)	(1)	1,377	1,530
Cumulative effect of change in accounting principle	(2,099)	—	—	—	(2,099)
Net loss	$(47,210)	$(227,446)	$(84,328)	$(29,988)	$(388,972)
Net loss per share	$(0.45)	$(2.17)	$(0.80)	$(0.29)	$(3.71)

23.          Discontinued Operations

On April 26, 2005, the Company closed the sale of its international business. The accompanying consolidated statements of operations and cash flows for each of the years ended December 31, 2004 and 2005 present the associated results of operations and cash flows of the international assets as “discontinued operations” pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The net losses from discontinued operations during each of the years ended December 31, 2004 and 2005, were comprised of the following:

	Years Ending December 31,
	2004	2005
	(In Thousands)
Revenue	$102,131	$34,575
Costs and expenses	(235,120)	(42,358)
Interest expense	(6,753)	(2,081)
Income tax provision	(2,288)	(819)
Loss from discontinued operations	$(142,030)	$(10,683)

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

Interest expense includes an allocation of interest related to the Company’s bank credit facility that was required to be paid as a result of the sale. The allocation was required by Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations. Such interest expense amounted to $5.3 million and $1.6 million for the year ended December 31, 2004 and 2005, respectively. Upon receipt of cash from the sale, the Company was required to repay and retire the $100.0 million term loan under the Company’s bank credit facility.

24.          Subsequent Events

On March 2, 2007, the Company signed Amendment No. 12 to the credit agreement, which extended the maturity date of the revolving credit facility to May 31, 2008. See Note 10 for further information.

In January 2007, the Company received notice from Sparrowhawk Media regarding claims on the Purchase and Sale agreement. See Note 20 for further information.