Form 10-Q
period 2007-03-31
CROWN MEDIA HOLDINGS INC
filed 2007-05-10
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Forthe quarterly period ended March 31, 2007

or

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

As of May 4, 2007, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

In this Form 10-Q the terms “Crown Media Holdings”and the “Company” refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, Crown Media United States, LLC (“Crown Media United States”), and until the completion of the sale of our film library in December 2006, Crown Media Distribution, LLC (“Crown Media Distribution”). The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

The names Hallmark, TOTAL CHOICE and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of March 31,
	2006	2007
ASSETS
Cash and cash equivalents	$13,965	$5,786
Accounts receivable, less allowance for doubtful accounts of $246 and $535, respectively	57,079	52,172
Program license fees—affiliates	115	115
Program license fees—non-affiliates	111,909	121,696
Receivable from buyer of international business	24	9
Prepaid and other assets	4,202	5,913
Prepaid program license fee assets	10,271	20,219
Total current assets	197,565	205,910

Accounts receivable	850	406
Program license fees—affiliates	274	245
Program license fees—non-affiliates	185,620	179,936
Subscriber acquisition fees, net	41,665	32,659
Property and equipment, net	16,313	15,958
Goodwill	314,033	314,033
Prepaid and other assets	11,463	9,547
Total assets	$767,783	$758,694

See accompanying notes to unaudited condensed consolidated financial statements.

	As of December 31,	As of March 31,
	2006	2007
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Accounts payable and accrued liabilities	$26,588	$24,162
Accrued restricted stock units	1,513	2,873
Subscriber acquisition fees payable	2,071	1,838
License fees payable to affiliates	2,275	3,705
License fees payable to non-affiliates	96,085	87,959
Payables to RHI and related companies	168	—
Payables to affiliates	13,777	14,146
Payable to buyer of international business	5,098	5,099
Interest payable	59	96
Capital lease obligations	672	688
Deferred credit from technical services agreement	1,213	1,143
Total current liabilities	149,519	141,709

Accrued liabilities	25,291	23,166
License fees payable to non-affiliates	88,951	104,890
Line of credit and interest payable to HC Crown	93,465	95,431
Line of credit and interest payable to Hallmark Cards affiliate	53,364	54,394
Payable to buyer of international business	4,771	3,793
Senior unsecured note to HC Crown, including accrued interest	562,167	576,435
Credit facility	87,633	93,633
Note and interest payable to Hallmark Cards affiliate	146,397	149,269
Capital lease obligations	15,498	15,320
Company obligated mandatorily redeemable preferred interest	16,483	17,035
Deferred credit from technical services agreement	3,188	2,771
Total liabilities	1,246,727	1,277,846
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 shares issued and outstanding as of December 31, 2006 and March 31, 2007	741	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2006 and March 31, 2007	307	307
Paid-in capital	1,457,032	1,457,032
Accumulated deficit	(1,937,024)	(1,977,232)
Total stockholders’ deficit	(478,944)	(519,152)
Total liabilities and stockholders’ deficit	$767,783	$758,694

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2007
Revenue:
Subscriber fees	$6,232	$7,495
Advertising	37,913	45,850
Advertising by Hallmark Cards	480	148
Film asset license fees	270	—
Sublicense fees and other revenue	78	79
Total revenue, net	44,973	53,572
Cost of Services:
Programming costs
Affiliates	2,656	5,562
Non-affiliates	30,937	34,130
Amortization of film assets	8,864	—
Subscriber acquisition fee amortization expense	7,790	7,848
Amortization of capital lease	289	289
Other costs of services	3,841	2,948
Total cost of services	54,377	50,777
Selling, general and administrative expense	9,030	14,193
Marketing expense	4,257	4,212
Depreciation and amortization expense	879	497
Loss from operations before interest expense	(23,570)	(16,107)
Interest income	857	388
Interest expense	(22,560)	(24,489)
Loss before discontinued operations and cumulative effect of change in accounting principle	(45,273)	(40,208)
(Loss) gain from sale of discontinued operations, net of tax	162	—
Loss before cumulative effect of change in accounting principle	(45,111)	(40,208)
Cumulative effect of change in accounting principle	(2,099)	—
Net loss and comprehensive loss	$(47,210)	$(40,208)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,788	104,788
Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	$(0.43)	$(0.38)
(Loss) gain per share from discontinued operations, basic and diluted	(0.00)	—
Cumulative effect of change in accounting principle, basic and diluted	(0.02)	—
Net loss per share, basic and diluted	$(0.45)	$(0.38)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,210)	$(40,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from sale of discontinued operations	(162)	—
Depreciation and amortization	53,355	48,977
Accretion on company obligated mandatorily redeemable preferred interest	487	552
Provision for allowance for doubtful accounts	916	330
Cumulative effect of change in accounting principle	2,099	—
Loss on sale of property and equipment	—	39
Stock-based compensation	(1,907)	1,596
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	7,406	5,022
(Increase) decrease in receivable from buyer of international business	305	15
Additions to program license fees	(35,399)	(43,766)
(Additions) deletions to subscriber acquisition fees	(421)	176
(Increase) decrease in prepaid and other assets	7,196	(10,163)
Increase (decrease) in accounts payable, accrued and other liabilities	(24,901)	2,858
Increase in interest payable	16,580	20,172
Increase (decrease) in subscriber acquisition fees payable	(8,054)	(233)
Increase (decrease) in license fees payable to affiliates	8,620	1,430
Increase (decrease) in payables to affiliates	243	369
Increase (decrease) in deferred revenues	487	—
Net cash used in operating activities	(20,360)	(12,834)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3)	(206)
Payments to buyer of international business	(4,019)	(977)
Net cash used in investing activities.	(4,022)	(1,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	114	—
Proceeds from tax sharing agreement with Hallmark Cards	5,000	—
Borrowings under the credit facility	10,000	6,000
Principal payments on capital lease obligations	(148)	(162)
Net cash provided by financing activities	14,966	5,838
Net (decrease) increase in cash and cash equivalents	(9,416)	(8,179)
Cash and cash equivalents, beginning of period	15,926	13,965
Cash and cash equivalents, end of period	$6,510	$5,786

Supplemental disclosure of cash and non-cash activities:
Interest paid	$4,288	$2,206
Income taxes paid	$3	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2007

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its wholly-owned subsidiary, Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television channels (collectively the “Hallmark Channel” or the “channel”) dedicated to high quality, entertainment programming for adults and families in the United States. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), the National Interfaith Cable Coalition, Inc. (“NICC”), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”).

Liquidity

As of March 31, 2007, the Company had $5.8 million in cash and cash equivalents on hand. As of March 31, 2007, the Company had borrowed $93.6 million from a $130.0 million revolving bank credit facility, which matures May 31, 2008.

The Company’s principal sources of funds are cash on hand, cash generated by operations, tax sharing payments from Hallmark Cards and amounts available under the Company’s revolving bank credit facility. Payments under the tax sharing agreement are affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses. The Company received $12.0 million in tax sharing payments in 2006 and does not currently expect to receive tax sharing payments during 2007. The Company currently has $36.4 million of unused revolving credit capacity. The Company’s ability to borrow additional amounts under the credit facility is not limited or restricted as long as no covenants have been violated.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon continued growth in subscriber revenue and advertising revenue. Any decline in the popularity of the Hallmark Channel, any significant future adverse modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse operating conditions would negatively impact the Company’s liquidity and its ability to fund the current level of operations

The Company expects to continue making investments in programming, marketing and distribution. However, the Company’s recurring loss situation has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.

The Company anticipates that its principal uses of funds for 2007 will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming, and interest under its bank credit facility.

The Company currently believes that cash on hand, cash generated by operations and borrowing availability under its bank credit facility, when combined with the deferral of any required payments on related-party debt and related interest mentioned below, will be sufficient to fund the Company’s operations and meet its liquidity needs through May 31, 2008.

The Company intends to extend or refinance the Bank credit facility prior to or upon its maturity. Any such extension or refinancing might require a continuation of a letter of credit from Hallmark Cards or other steps by the Company and,thus, is not assured. If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and either (1) the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility or (2) Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time after May 31, 2008, under the terms of the waiver and standby purchase agreement (“Waiver Agreement”) described below.

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

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Basis of Presentation

The condensed consolidated financial statements include the consolidated accounts of Crown Media Holdings, including those of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In April 2005, the Company completed the sale of its international business and, accordingly, classified the operating results of the international business as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The Company’s discontinued operations consisted of the international channel operations and the international rights to the film library assets.

In December 2006, the Company completed the sale of the domestic rights to the film library assets. The accompanying condensed consolidated statements of operations and cash flows do not reflect associated revenue and expenses as discontinued operations because the portions of advertising revenue and related cash collections that are derived from the Company’s use of the film library assets to meet programming requirements of the Channel cannot be clearly distinguished from advertising revenue and cash collections derived from the use of programming licensed from third parties.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as customer retention patterns, allowance for bad debts, useful lives of assets, ultimate revenue used in the film asset amortization calculations, cash flow projections used in various asset valuations, income taxes, reserves and other provisions for contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from these estimates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $916,000 and $330,000 for the three months ended March 31, 2006 and 2007, respectively.

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

Subscriber Acquisition Fees

Subscriber acquisition fees are generally required to be paid to obtain carriage on major domestic pay distributors systems. Under certain of these agreements with major pay distributors, Crown Media United States has in the past been obligated to pay subscriber acquisition fees if defined subscriber levels are met or in order to obtain additional carriage of the Hallmark Channel by those pay distributors. Such costs have been accrued when Crown Media United States received notice from the distributors that they had met the contractual penetration percentage or subscriber count.

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

Goodwill is reviewed for impairment annually on November 30 or whenever an event or a change in circumstances indicates fair value might be below carrying value. Goodwill is carried at historical cost if the estimated fair value is greater than the carrying amounts. However, if estimated fair value is less than the carrying amount, goodwill is reduced to estimated fair value through an impairment charge to the Company’s consolidated statements of operations.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS

123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., usually the vesting period. We elected the modified-prospective method, under which the periods prior to 2006 were not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date is recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 12 for further information regarding our stock-based compensation assumptions and expenses.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 864,000, and 360,000 stock options for the three months ended March 31, 2006 and 2007, respectively, have been excluded from the calculations of loss per share because their effect would have been anti-dilutive.

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

Recently Issued Accounting Pronouncements

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. As of the date of adoption of FIN 48, the total amount of unrecognized tax benefits for uncertain tax positions was $0. As a result of the implementation of FIN 48, the Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.

The  Company  recognizes  interest  and  penalties related to uncertain tax positions  in  income tax expense.  As of the date of adoption and on March 31, 2007, we have no accrued interest related to uncertain tax positions.

The  Company  has  been  included  in  the  consolidated federal income tax returns  of  Hallmark  Cards  since  March  11,  2003. The Internal Revenue Service is currently examining the 2003-2004 tax returns of Hallmark Cards. The Company is subject to examination through its inclusion in the Hallmark Cards tax return for the tax periods subsequent to March 10, 2003. Pursuant to  statutory  provisions,  net  operating loss carryforwards (“NOL’s”) are subject  to  examination in the year that they are utilized in a tax return regardless  of  whether  the tax year in which they were generated has been closed  by  statute.   The amount subject to disallowance is limited to the NOL utilized.  Accordingly, the Company is subject to examination for NOL’s generated  prior  to  March 11, 2003 if and when such NOL’s are utilized in future tax returns.

The  Company  files  state  tax  returns  in  major  jurisdictions such as California,  Colorado  and  New  York,  and  has  also been included in the combined  state tax returns of Hallmark or Hallmark Entertainment Holdings, Inc. The state returns are generally subject to examination for years after 2001.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s financial position and results of operations has not been finalized.

3. Residual and Participation Liabilities

On December 15, 2006, we completed the sale of domestic rights and certain international ancillary rights to our library of approximately 620 television movies, mini-series and series (the “Crown Library”) to RHI Entertainment LLC (“RHI”).  The Company has retained the obligation to pay residuals and profit participations based on the domestic exploitation of the Crown Library by RHI for a period of ten years following the closing of the sale. Pursuant to Amendment No. 1 to the Purchase Agreement dated December 15, 2006, the parties agreed that RHI will assume any liabilities associated with such residuals and participations in excess of $22.5 million in the aggregate. The cost to the Company of paying these residuals will depend on the level of RHI’s library sales and its other uses of the library during this period. The Company estimated the fair value of the $22.5 million maximum liability to be approximately $10.9 million at March 31, 2007, which is included in long-term accrued liabilities in the accompanying condensed consolidated balance sheet, to pay the estimated residual and participation costs that RHI would otherwise be obligated to pay to third parties. The amount of this liability could fluctuate based upon the amount and timing of the sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of the film assets and reflected in continuing operations in future periods.

Also, the Company estimated a liability of approximately $4.6 million to pay the estimated residual and participation costs that the buyer of our international business (including international rights to our then film library) in April 2005 would otherwise be obligated to pay to third parties through April 2015 in connection with film library sales.  The amount of this liability could fluctuate based upon the actual internal usage or sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of discontinued operations in future periods.

4. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of March 31,
	2006	2007
	(In thousands)
Subscriber acquisition fees, at cost	$189,391	$182,774
Accumulated amortization	(147,726)	(150,115)
Subscriber acquisition fees, net	$41,665	$32,659

Of the net balance at March 31, 2007, the Company expects $8.7 million will be recognized as a reduction of subscriber fee revenue and $24.0 million will be recognized as subscriber acquisition fee expense in future periods.

As of December 31, 2006, and March 31, 2007, the condensed consolidated balance sheets also reflect subscriber acquisition fees payable of $2.1 million and $1.8 million, respectively. For the three months ended March 31, 2006 and 2007, the Company made cash payments of $8.0 million and $57,000, respectively, relating to current subscriber acquisition fee obligations.

5. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of March 31,
	2006	2007
	(In thousands)
Program license fees—RHI Entertainment Distribution	$212,143	$211,496
Program license fees—NICC	197	197
Program license fees—other affiliates	368	368
Program license fees—other non-affiliates	326,552	357,871
Program license fees, at cost	539,260	569,932
Accumulated amortization	(241,342)	(267,940)
Program license fees, net	$297,918	$301,992

Programming costs for the three months ended March 31, 2006 and 2007, were $33.6 million and $39.7 million, respectively.

At December 31, 2006, and March 31, 2007, $10.3 million and $20.2 million of program license fees were included in prepaid program license fee assets on the accompanying condensed consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the license period.

License fees payable are comprised of the following:

	As of December 31,	As of March 31,
	2006	2007
	(In thousands)
License fees payable—RHI Entertainment Distribution	$18,439	$8,711
License fees payable—NICC	2,275	3,705
License fees payable—non-affiliates	166,597	184,138
Total license fees payable	187,311	196,554
Less current maturities	(98,360)	(91,664)
Long-term license fees payable	$88,951	$104,890

6. Property and Equipment

Property and equipment are comprised of the following:

	As of December 31,	As of March 31,	Depreciable Lives
	2006	2007	(In years)
	(In thousands)
Technical equipment and computers	$15,083	$7,738	3-5
Leased assets	17,363	17,363	15
Furniture, fixtures and equipment	1,241	1,281	5
Leasehold improvements	2,853	1,656	3-7
Construction-in-progress	273	15
Property and equipment, at cost	36,813	28,053
Accumulated depreciation	(20,500)	(12,095)
Property and equipment, net	$16,313	$15,958

Depreciation expense related to property and equipment was $783,000 and $522,000, for the three months ended March 31, 2006 and 2007, respectively.

Software and other intangible assets of $1.0 million as of both December 31, 2006, and March 31, 2007, respectively, have been included in prepaid and other assets in the accompanying condensed consolidated balance sheets.

7. Credit Facility

At March 31, 2007, the Company had an amended credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to the Company a secured revolving credit facility with availability of up to $130.0 million. At March 31, 2007, the outstanding balance under the credit facility was $93.6 million. The Company currently has $36.4 million of unused revolving credit capacity. The Company’s ability to borrow additional amounts under the credit facility is not limited or restricted. The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment dated as of March 2, 2007. The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

Each borrowing under the bank credit facility bears interest at a Eurodollar rate or an alternate base rate as the Company may request at the time of borrowing in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rates change. The Company is required to pay a commitment fee of 0.15% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments.

At December 31, 2006, and March 31, 2007, the Company had outstanding borrowings of $87.6 million and $93.6 million, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2006, $87.6 million of the outstanding balance bore interest at the Eurodollar rate (6.10% at December 31, 2006) and $0 bore interest at the JP Morgan Chase Bank prime rate. At March 31, 2007, $93.6 million of the outstanding balance bore interest at the Eurodollar rate (6.07% at March 31, 2007) and $0 bore interest at the JP Morgan Chase Bank prime rate. Interest expense on borrowings under the credit facility for each of the three months ended March 31, 2006 and 2007, was $2.9 million, and $1.4 million, respectively.

Covenants

The credit facility, as amended, contains affirmative and negative covenants.  The Company’s Annual Report on Form 10-K contains a detailed description of these covenants. The Company was in compliance with these covenants at March 31, 2007.

Amendment No. 12, dated as of March 2, 2007, extended the maturity date of the revolving credit facility to May 31, 2008. Additionally, the amendment provided for the Hallmark Cards letter of credit to be replaced by a JP Morgan Bank letter of credit for the $130.0 million, with an expiration date of June 10, 2008.

8. Related Party Long-Term Obligations

Waiver and Standby Purchase Agreement

Under the Waiver and Standby Purchase Agreement dated March 21, 2006, as last amended on March 2, 2007, Hallmark Cards agreed to defer all payments due on any of the following obligations and, except where noted, payment of interest thereon until May 31, 2008, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•                  Line of credit and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at March 31, 2007, including accrued interest was $95.4 million. See Line of Credit and Interest Payable to HC Crown below.)

•                  $70.0 million line of credit and interest payable to Hallmark Cards affiliate arising out of the Company’s purchase of the Hallmark Entertainment film library. (Total amount outstanding at March 31, 2007, including accrued interest was $54.4 million. See Line of Credit and Interest Payable to Hallmark Cards Affiliate below.)

•                  10.25% senior unsecured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown. (Total amount outstanding at March 31, 2007, including accrued interest was $576.4 million. See Senior Unsecured Note below.)

•                  Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million, payable to Hallmark Entertainment Holdings. (Total amount outstanding at March 31, 2007, including accrued interest was $149.3 million. See Note and Interest Payable to Hallmark Cards Affiliate below.)

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

The Waiver Agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement and Hallmark Cards’ share of the amounts payable under the December 1, 2005, agreement with NICC (described below) against these obligations. On September 1, 2006, Hallmark Cards elected to apply its $3.1 million share of the NICC obligations against the amounts due under the $70.0 million Promissory  Note to Hallmark Entertainment Holdings (described below), thereby reducing the principal amount of that Note by $3.1 million.

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

Hallmark Letter of Credit

Pursuant to Amendment No. 12 to the bank credit facility, Hallmark Cards has provided an irrevocable letter of credit issued by JP Morgan Chase Bank in the amount of $130.0 million, as credit support for our obligations under the credit facility with an expiration date of June 10, 2008.

Related Party Long-Term Obligations

The aggregate maturies of related party long-term debt for each of the five years subsequent to March 31, 2007, are as follows:

	Payments Due by Period
	Total	1 year	2 years	3 years	4 years	5 years
	(In thousands)
Line of credit and interest payable to HC Crown, with principal due May 31, 2008 (8.37% Eurodollar rate at December 31, 2006 and 8.36% Eurodollar rate at March 31, 2007)	$95,431	$—	$95,431	$—	$—	$—
10.25 % Senior unsecured note to HC Crown, including accrued interest, due August 5, 2011	576,435	—	—	—	—	576,435
Note and interest payable to Hallmark Entertainment Holdings due May 31, 2008 (8.37% Eurodollar rate at December 31, 2006 and 8.36% Eurodollar rate at March 31, 2007)	149,269	—	149,269	—	—	—
Note and interest payable to Hallmark Entertainment Holdings due May 31, 2008 (8.37% Eurodollar rate at December 31, 2006 and 8.36% Eurodollar rate at March 31, 2007)	54,394	—	54,394	—	—	—

	$875,529	$—	$299,094	$—	$—	$576,435

Interest Paid to HC Crown

Interest expense paid to HC Crown was $1.1 million for the three months ended March 31, 2006, and $453,000 for the three months ended March 31, 2007.

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

The Company received $5.0 million and $0 under the Tax Sharing Agreement during and the three months ended March 31, 2006 and 2007, respectively. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements are recorded as an addition to paid-in capital in the accompanying condensed consolidated balance sheets.

Services Agreement with Hallmark Cards

Under a 2003 intercompany services agreement, Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services. In 2006, the term of the agreement was extended to January 1, 2008. Under the agreement, the Company agreed to pay Hallmark Cards $530,000 per year for each of 2006 and 2007 for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. However, the Company has not paid these amounts, as  Hallmark Cards has not required payments.

For each of the three months ended March 31, 2006 and 2007, Crown Media Holdings had accrued $133,000 under the agreement. At December 31, 2006, and March 31, 2007, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $11.5 million and $11.8 million, respectively, were included in payable to affiliates in the accompanying condensed consolidated balance sheets. At December 31, 2006, and March 31, 2007, out-of-pocket expenses and third party fees were $914,000 and $170,000, respectively.

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

Intercreditor Agreement

The Company has an intercreditor agreement that deals with residual and participation liabilities for the use of film assets by the buyer of the Company’s membership interest in Crown Media Distribution. Under the intercreditor agreement, Hallmark Cards has agreed that any loan, debt or other amount payable by the Company to Hallmark Cards will be subordinate and subject in right of payment to the payment in full of such residual and participation liabilities, but only to the extent that any such residual and participation liabilities outstanding exceed $22.5 million.

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

A December 2005 agreement between Crown Media Holdings and NICC replaced a prior program production agreement and settled various disputes which had arisen under the prior agreement. In the new agreement, the Company agreed to fund and license the following programming produced by NICC through the end of 2007:

•                  A Sunday Morning one-hour series entitled “New Morning with Naomi Judd” at a cost of $4.6 million in 2006 and $5.6 million in 2007. The 2007 amounts are payable quarterly.

•                  A weekday one-hour daily series entitled “New Morning” at a cost of $4.2 million in 2006 and $5.1 million in 2007. The 2005 amount included a deferred amount of $535,000 to be paid as indicated below for deferred payments. The 2007 amounts are payable quarterly.

•                  A Sunday morning programming block, broadcast from 6 a.m. to 12 noon, at a cost of approximately $5.8 million in 2006 and $5.8 million in 2007, increased by a percentage equal to the increase in the Consumer Price Index, in 2007. These amounts include deferred payments of $125,000 for 2005 and $1.5 million for each of 2006 and 2007. The 2007 amounts not deferred are payable quarterly.

In addition, Crown Media Holdings agreed to finish funding four specials, the production of which had been commenced prior to the amendment, at a total additional cost of $1.4 million in 2005 and 2006, and to fund an additional two non-dramatic specials, to be produced in 2006 and 2007, at a total cost of $1.3 million. A quarter of the amounts for the additional two specials was paid in January 2006, another quarter was paid in June 2006 and the remaining one-half is payable in June 2007, or upon a change in control (that is, a sale or merger where the aggregate ownership of Crown Media Holdings by the current owners becomes less than 50%). The Hallmark Channel is not obligated to broadcast the latter two specials. Crown Media Holdings will also provide or has provided $2.0 million in each of 2005, 2006 and 2007 to fund the development by NICC of “made for television” movies and will pay NICC an additional $1.0 million if the movie “A Reason to Believe,” which was to be produced under the prior agreement, is not ultimately produced. The 2005 amount includes a deferred payment of $1.8 million; the 2006 amount was paid semi-annually in 2006; and the 2007 amount was paid in January 2007. The Hallmark Channel will have a right of first negotiation to acquire broadcast rights to the movies resulting from this development and, if it elects not to acquire these rights, may still recover a portion of its funding if the movies are produced for others. In addition, NICC has received $45,000 in consulting fees from a series which RHI Entertainment has produced, and will receive a deferred payment of $750,000 as the last payment for certain terminated obligations.

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

During the three months ended March 31, 2006, and 2007, Crown Media United States paid NICC $7.5  million and $7.3 million, respectively, related to the company agreement as amended.

11.  RHI Entertainment

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

Under the Second Restated Agreement, RHI Entertainment Distribution is required to produce and deliver to Crown Media United States, and Crown Media United States is required to order and license from RHI Entertainment Distribution, 31 original movies and 6 original mini-series in 2006 and 18 original movies and 3 original mini-series in 2007.  Crown Media United States may, however, completely cancel the 2007 commitment to order 18 original movies and 3 original mini-series or it may reduce the number of original movies it is required to license in each of 2006 and 2007 by up to six movies per year. Crown Media United States exercised this option to reduce by six the number of original movies produced in 2006. It also elected not to exercise its right to cancel the 2007 original productions, but did exercise the option to reduce to twelve the number of original movies produced in 2007. Crown Media United States has exclusive rights to these original movies and mini-series during a three year exhibition window (the window is five years for certain holiday-themed movies and movies produced in 2005). Crown Media United States may exhibit the original movies and mini-series in any television media in the United States, its territories and possessions (together with Puerto Rico), including pay per view and high definition television. Crown Media United States may also sublicense its exhibition rights in any television media regarding the original and other movies and mini-series covered by the agreement to third parties, subject to the reasonable consent of RHI Entertainment Distribution. The license fee payable for the original movies produced in 2006 is $1,680,000 per movie and in 2007 is $1,764,000 per movie. If the movies are produced for the Hallmark Channel’s “Mystery Movie” series, the license fees are increased by $200,000 and if they are holiday-themed movies, the license fees are increased by $100,000. The license fees for mini-series produced in 2006 are $840,000 per hour; and in 2007 are $882,000 per hour.  Crown Media United States must also share any revenues from video on demand or pay per view exploitation with RHI Entertainment Distribution.

In addition to the original movies and mini-Series, Crown Media United States has agreed to license from RHI Entertainment Distribution 15 “off-network” movies and mini-series in 2006 through 2013. These programs generally will not have been seen on cable television in the United States prior to their exhibition on the Hallmark Channel. The license fees payable for the off-network movies are $281,420 per movie in 2006; $295,491 per movie in 2007 and $310,266 per movie in 2008 and subsequent years. The license fees payable for the off-network mini-series are $351,775 per hour in 2006; $369,364 per hour in 2007 and $387,832 per hour in 2008 and subsequent years. Crown Media United States’ initial exhibition period for these off-network movies and mini-series is three years and Crown Media United States’ exhibition rights are exclusive in all television media in the United States, including Puerto Rico. Crown Media United States’ exhibition rights to these off-network movies and mini-series do not, however, include pay per view or video on demand. RHI Entertainment Distribution has an option to require Crown Media United States to license these off-network movies and mini-series for an additional, consecutive three year period at a cost of 50% of the initial license fee.

Crown Media United States has also agreed to license up to 143 older movies and mini-series from the RHI Entertainment Distribution Library for a three year exclusive exhibition window, at an approximate total cost of $57.5 million. Most of these movies and mini-series have previously been exhibited on the Hallmark Channel or Hallmark Movie Channel.

Under both the current and previous agreements with RHI Entertainment Distribution, if Crown Media United States sub-licenses any licensed program to a third party, it must equally share with RHI Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Crown Media United States. Crown Media United States did not sub-license any licensed program to a third party during either of the three months ended March 31, 2006 and 2007.

Programming costs related to the RHI Entertainment Distribution program agreements were $9.8 million and $14.8 million for the three months ended March 31, 2006, and 2007, respectively. As of December 31, 2006, and March 31, 2007, $18.4 million and $8.7 million, respectively, are included in license fees payable to non-affiliates in the accompanying condensed consolidated balance sheets. Crown Media Holdings paid RHI Entertainment Distribution $7.4 million and $21.1 million for license fees during the three months ended March 31, 2006 and 2007, respectively.

12. Share-Based Compensation

Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the “Plan”). The Plan covers three types of share-based compensation: Stock Options, Restricted Stock Units (“RSU”) and Share Appreciation Rights (“SAR”) that are subject to SFAS 123R. Compensation cost for stock options issued to employees represented the excess of the quoted market price of the Company’s stock at the measurement date of the grant over the exercise price of the option.

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

The Company recorded a $1.9 million compensation benefit related to restricted stock units and $6,000 compensation expense related to stock options for the three months ended March 31, 2006, on our condensed consolidated statement of operations as a component of selling, general and administrative expense.

During the three months ended March 31, 2007, the Company recorded $1.4 million of compensation expense associated with the Employment and Performance RSUs which has been included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations

As of March 31, 2007, there was no unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to our employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Option Information

A summary of the status of Crown’ Stock Option Plan at March 31, 2007, and changes during the period then ended is presented below:

	Shares	Exercise Price Per Option		Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)
Balance, December 31, 2005	867			$10.42
Options forfeited	(57)	$8.94 - 17.4	5	$12.89
Balance, December 31, 2006	810			$10.24	2.09	$0.00
Options forfeited	(450)	$9.10		$9.10
Balance, March 31, 2007	360			$11.67	4.24	$0.00
Exercisable	360			$11.67	4.24	$0.00

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Option	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Option	Exercisable Shares	Weighted Average Exercise Price Per Option
	(In thousands)	(In years)		(In thousands)
$6.30 - 10.50	67	2.9	$9.09	67	$9.09
$10.51 - 12.60	235	4.8	$11.47	235	$11.47
$12.61 - 14.70	24	3.1	$14.00	24	$14.00
$14.71 - 21.00	34	4.0	$16.52	34	$16.52
	360			360

Restricted Stock Unit Information

The Company’s restricted stock units (“RSUs”) vest based on employment, performance and market conditions. Certain RSUs vest either in one-third increments on the anniversary of the grant date in each of the three years following the grant or all at one time on the third year anniversary of the grant date, in both cases based on continuing employment (“Employment RSUs”). Other RSUs granted prior to 2006 vest on the third anniversary date of the grant date, provided that the price of the Company’s Class A common stock is at least $14 or higher on that date (“Performance RSUs”).

The Company’s RSUs are settled in either common stock or cash as determined by the Company’s Board of Directors. The Company has historically settled the RSUs in cash, and considering such past practices, has classified its RSUs as liability awards for accounting purposes.

In January 2006, the Company settled vested Employment RSUs to one executive for approximately $4.4 million. In June 2006, the Company settled vested 2003 and 2004 Employment RSUs for approximately $1.5 million in cash. In June 2006, the Company settled vested 2003 and 2004 Board of Director RSUs for approximately $80,000 in cash. In August 2006, the Company settled vested 2005 Employment RSUs for approximately $442,000 in cash. The Company settled the CEO’s RSUs for $203,000 in November 2005, $165,000 in February 2006 and $76,000 in May 2006. The CEO’s Performance RSUs lapsed without vesting. In August 2006, the Company settled vested 2005 Board of Director RSUs for approximately $34,000 in cash. Additionally, in August 2006, one executive retired, and the Company settled vested Employment RSUs for approximately $16,000 in cash.

In August 2006, the Company’s Board of Directors approved a grant of Employment and Performance RSUs to the executive officers and other employees. The Employment RSUs will vest and be settled in stock or cash on August 17, 2009, the third anniversary of the grant date, provided the individual holding the RSUs is employed by the Company on that date. Performance RSUs become eligible to vest (“Achieved Performance RSUs”), in the range of 150% (which results in an award of additional Performance RSUs) to 0% of the Performance RSUs, depending upon the successful renewal of specific distributor agreements within certain time periods. Sixty-five percent of the Achieved Performance RSUs will fully vest upon the signing of the renewal agreements, which the Company intends to complete by November 2007. In a second vesting, 65% to 135% (“the Modifier”) of the Achieved Performance RSUs (less the Achieved Performance RSUs previously vested and settled) will vest on December 31, 2008, based upon a formula using subscriber revenue achieved for a specified time period.

The Compensation Committee of the Board of Directors has the discretion to increase or decrease the Modifier by 20% and also may extend the deadlines for satisfaction of the vesting conditions in the event that a renewal of the distribution agreements is delayed for factors beyond the control of the Company.

Under the 2006 Restricted Stock Units Agreement dated October 3, 2006, the Company granted restricted stock units to the Company’s CEO. The Employment RSUs will vest and be settled on the fourth anniversary of the grant date, provided the CEO is employed by the Company on that date, or upon death or disability. Performance RSUs become eligible to vest (“Achieved Performance RSUs”), in the range of 150% (which results in an award of additional Performance RSUs) to 0% of the Performance RSUs, depending upon the successful renewal of specific distributor agreements within certain time periods. Once the final renewal which determines the amount of the Achieved Performance RSUs has occurred, 65% of the Achieved Performance RSUs will vest and be settled. In a second vesting, 65% to 135% (the “Modifier”) of the Achieved Performance RSUs (less the Achieved Performance RSUs previously vested and settled) will vest and be settled on December 31, 2008, based upon a formula using subscriber revenue achieved for a specified time period.

The Company’s Compensation Committee has the discretion to increase or decrease the Modifier by 20% and also may extend the deadlines for satisfaction of the vesting conditions in the event that a renewal of the distribution agreements is delayed for factors beyond the control of the Company.

Under SFAS 123R, the fair value of the 2004 and 2005 Employment RSU grants are estimated using a Black-Scholes option pricing model. The fair value of the 2004 and 2005 Performance RSU grants are estimated at each reporting date using a Monte Carlo Lattice option pricing model. The Company applyies a forfeiture rate to the RSUs as required by SFAS No. 123R.

		Weighted-Average Remaining
Employment RSUs	Units	Contractual Term
Nonvested Balance, December 31, 2005	1,477,343
Units issued	579,500
Units settled in cash	(1,009,453)
Units forfeited	(232,423)
Nonvested Balance, December 31, 2006	814,967	2.27
Nonvested Balance, March 31, 2007	814,967	2.02

The closing price of a share of our common stock was $6.34 on March 31, 2006, and was $3.63 on December 31, 2006. The closing price of a share of our common stock was $5.33 on March 31, 2007.

		Weighted-Average Remaining
Performance RSUs	Units	Contractual Term
Nonvested Balance, December 31, 2005	688,500
Units issued	990,500
Units forfeited	(374,300)
Nonvested Balance, December 31, 2006	1,304,700	1.25
Nonvested Balance, March 31, 2007	1,304,700	1.01

At December 31, 2006, the 2004 Performance RSUs were valued at $0.00 per unit and the 2005 Performance RSUs were valued at $0.12 per unit. At March 31, 2007, the 2004 Performance RSUs were valued at $0.00 per unit and the 2005 Performance RSUs were valued at $0.58 per unit. The chief executive officer Performance grant expired in May 2006. Valuation of these Performance RSU grants is based upon market conditions.

The following table includes assumptions used to value the Performance RSUs at December 31, 2006.

	2004 Grant	2005 Grant
Expected volatility	40.80%	47.20%
Expected dividends	0	0
Expected Term (in years)	0.41	1.63
Risk-free rate	5.09%	4.82%

The following table includes assumptions used to value the Performance RSUs at March 31, 2007.

	2004 Grant	2005 Grant
Expected volatility	43.29%	50.98%
Expected dividends	0	0
Expected Term (in years)	0.16	1.38
Risk-free rate	5.06%	4.74%

Under SFAS 123R, the fair value of each 2006 Employment and Performance RSU grant is estimated using the fair value of $3.63 based upon the closing price of a share of our common stock as of the December 31, 2006, reporting date. Under SFAS 123R, the fair value of each 2006 Employment and Performance RSU grant is estimated using the fair value of $5.33 based upon the closing price of a share of our common stock as of the March 31, 2007, reporting date. Valuation of the 2006 Employment RSUs is based solely on a service condition. Valuation of the 2006 Performance RSUs is based upon a service condition and a performance condition.

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

		Weighted-Average Remaining
Board of Directors RSUs	Units	Contractual Term
Nonvested Balance, December 31, 2005	32,468
Units issued	103,549
Units settled in cash	(28,710)
Units forfeited	(26,157)
Nonvested Balance, December 31, 2006	81,150	2.32
Nonvested Balance, March 31, 2007	81,150	2.08

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

The fair value of the CEO’s SAR grant is estimated at each reporting date using a Monte Carlo Lattice option pricing model. At December 31, 2006, and the CEO’s SARs were valued at $872,616 using the closing price of a share of our common stock on December 31, 2006, of $3.63. At March 31, 2007, and the CEO’s SARs were valued at $2.0 million using the closing price of a share of our common stock on March 31, 2007, of $5.33. Valuation of this SAR grant is based upon market and service conditions. The Company recorded $59,000 in compensation expense related to SARs for the year ended December 31, 2006, on our consolidated statement of operations as a component of selling, general and administrative expense. The Company recorded $236,000 in compensation expense related to SARs for the three months ended March 31, 2007, on our statement of operations as a component of selling, general and administrative expense. The SARs have been recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheet for the year ended December 31, 2006.

The following table includes assumptions used to value the SARs at December 31, 2006.

Expected volatility	46.91%
Expected dividends	0
Expected Term (in years)	3.56
Risk-free rate	4.72%
Average Number of SARs granted	240,390

The following table includes assumptions used to value the SARs at March 31, 2007.

Expected volatility	40.71%
Expected dividends	0
Expected Term (in years)	3.25
Risk-free rate	4.54%
Average Number of SARs granted	369,409

13. Employee Benefits

Deferred Compensation Plans

The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $3.3 million and $2.4 million at December 31, 2006, and March 31, 2007, respectively, are included in the accompanying condensed consolidated balance sheets among short and long-term accrued liabilities. The Company suspended this plan for 2006 and no deferral of employee compensation earned was allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan. The Company reactivated the plan in 2007.

The Company also sponsors a deferred compensation plan for its Board of Directors. Participants in this plan earn interest on their deferred compensation. Related liabilities of $589,000 and $292,000 at December 31, 2006, and March 31, 2007, respectively, are included in the accompanying condensed consolidated balance sheets among short and long-term accrued liabilities. The Company suspended this plan for 2006 and no deferral of director compensation earned was allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan. The Company reactivated this plan in 2007.

14. Customer and Segment Information

The Company’s continuing operations are currently organized into one operating segment, the domestic channels. Five of our distributors each accounted for more than 10% of our condensed consolidated subscriber revenue for both the three months ended March 31, 2006 and 2007, and together accounted for a total of 90% and 92% of consolidated subscriber revenue for those periods, respectively.  Three of our distributors each accounted for more than 15% of our consolidated subscribers for both the three months ended March 31, 2006 and 2007, and together accounted for 60% and 66% of our subscribers on those dates, respectively.

16. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

In accordance with the Purchase and Sale Agreement dated February 23, 2005, Sparrowhawk Media Limited has made several warranty and indemnity claims against the Company of approximately $2.0 million. The Company recorded an accrual related to this claim during the year ended December 31, 2006, which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. The Company estimated that it may be liable within the range of $500,000 to $1.0 million related to these claims at both December 31, 2006, and March 31, 2007.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

With 76.0 million subscribers (as provided by Nielsen Research) in the United States at March 31, 2007, the Hallmark Channel is the 39th  most widely distributed advertising-supported cable channel in the United States. For the first quarter of 2007, the Hallmark Channel finished the quarter as the 11th highest rated advertising-supported cable channel for total day ratings and the 8th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

The Hallmark Movie Channel focuses on movies and mini-series. It will generate advertising revenue in 2007, and as distribution continues to expand, the financial contribution of the Hallmark Movie Channel may grow. The Hallmark Movie Channel is operated through Crown Media Holdings existing infrastructure at a small incremental cost, which will increase since we have completed the sale of our domestic film library and will need to acquire more third-party programming for the Hallmark Movie Channel.

Current Challenges

The Hallmark Channel faces numerous operating challenges. Among them are maintaining and expanding the distribution of the channels, broadening viewership demographics and improving viewership ratings, and increasing advertising sales revenue.

Distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. The current and long-term distribution challenges are renewing our distribution arrangements with the multiple system operators as they expire. Our major distribution agreements have terms which expire at various times through February 2012. Agreements which provide approximately two-thirds of our subscriber base at April 30, 2007, will expire and be the subject of renewal negotiations on or prior to December 31, 2007. While the economics of the renewals and potential cash incentive payments are unknown and could have a significant impact on our business, we believe that the ratings success of the Hallmark Channel and the positive family-friendly environment we have created with our programming schedule will assist us in our renewal discussions. Any renewals of these distribution agreements may also be significant as to whether we are able to maintain or increase our subscriber fees. Since January 1, 2007, the Company has renewed its agreements with three major distributors, accounting for 19% of our subscriber base at April 30, 2007.  As previously announced, one of those renewal agreements was a multi-year agreement in March 2007 with EchoStar Communication Corporation that provides for a repositioning of the Hallmark Channel on the DISH Network, resulting in an addition of approximately 5.7 million Nielsen subscribers in April 2007, and for carrying the Hallmark Movie Channel on a package of the DISH Network, increasing distribution of that Channel by more than 4.0 million subscribers.

Our agreements with major distributors contain “most favored nations” clauses.  These clauses typically provide that, in the event we enter into an agreement with another distributor on more favorable terms, these terms must be offered to the distributor, subject to various exceptions and conditions.  These clauses cover matters such as subscriber fees, launch support, local advertising time and other financial and operating provisions.  We take these provisions into account when renewing agreements.

Domestic telephone companies are entering the business of distributing television channels to households through their wire-lines. We have reached agreements with several telephone companies and cooperatives of telephone companies, which permit the carriage of the Hallmark Channel and the Hallmark Movie Channel, and are negotiating with others. We expect that subscribers to these telephone services will in large part be customers previously served by cable and satellite television companies, which continue to carry our programming. To date, subscribers and revenues through telephone companies have not been significant.

Three factors have contributed to the ratings improvements of the Hallmark Channel: acquired series and movies, original productions and marketing. Acquired series such as Little House on the Prairie, Walker, Texas Ranger and M*A*S*H have consistently delivered strong ratings across all day-parts. Original productions are our most high profile programs and generate the channel’s highest ratings. Original productions are significant in helping our distribution and advertising sales teams sell the channel. Substantially all of our original programming has in the past been provided by RHI Entertainment, but in the future, we will acquire some of this programming from other producers. The Company typically incurs additional marketing expenses surrounding original productions and certain acquired movies.

We have extended our program license for M*A*S*H; however, commencing January 1, 2007, our rights became non-exclusive in cable television and we may only broadcast the series from 8 a.m. to 8 p.m. Previously, M*A*S*H has been aired on the Hallmark Channel during primetime on an exclusive basis. This change was made for cost savings. Beginning in the fourth quarter of 2006, we filled the late night programming position previously occupied by M*A*S*H with two-hour movies. To date, the ratings from this day part have not been significantly different from the ratings received when M*A*S*H filled this programming position.

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

We sold approximately 46% of our inventory for advertising on our Channels in the upfront market (generally sales in June, July and August for the last quarter of 2006 and the first three quarters of 2007), compared to 50% to 55% sold in the 2005 upfront market. We were able to achieve significant increases in our CPMs in the 2006 upfront market compared to the 2005 upfront market. The balance of advertising inventory has been made available in the scatter market, which in the past and in the first quarter of 2007 has yielded higher advertising rates than the upfront market.

Revenue from Continuing Operations

Our revenue consists of subscriber fees and advertising.

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

Rates we receive per subscriber vary among our distributors for many reasons, including the following:

•              The level of sophistication and degree of competition in the market;

•              The relative position in the market of the distributor and the popularity of the channel;

•              The packaging arrangements for the channel; and

•              Other commercial terms and length of the contract term.

We are in continuous negotiations with our existing distributors to increase our subscriber base in order to enhance our advertising results. We have been subject to requests by major distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees.  We believe that the need for these free carriage periods, payments for additional subscribers and similar concessions may diminish as the Hallmark Channel becomes more fully distributed. As we continue our efforts to renew our distribution agreements, however, subscriber fee revenues could be negatively affected by our distributors’ emphasis on reducing their programming costs and moving programming services and subscribers to digital distribution systems. During the distributor’s transition from analog to digital distribution systems, short-term subscriber losses could occur.

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

Our subscriber count depends on the number of distributors carrying the Hallmark Channel, the size of such distributors, and the program tiers on which our channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers as promotional periods end or the Hallmark Channel is moved from analog to digital carriage or as a distribution agreement is amended or terminated by us or the distributor.

Advertising

Our advertising rates are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating (numbers of viewers and demographics) levels in connection with their advertising. Revenue is recorded net of estimated delivery shortfalls, which are usually settled by providing the advertiser additional advertising time. Advertising rates also vary by time of year due to seasonal changes in television viewership.

Film Asset License Fees

Prior to our sale of Crown Media Distribution in December 2006, we generated revenue from film assets by granting licenses to third parties to exhibit the films in the United States. We also used the films as programming for the Hallmark Channel and the Hallmark Movie Channel. Customers for our film assets consisted of other television channels, home video distributors and brokers who resell rights to our film assets. License fees for our film assets were generally negotiated based, among other things, upon the size of the potential audience which will be viewing the programming and the term of the license.

Cost of Services

Our cost of services has consisted primarily of program license fees; subscriber acquisition fee expense; the cost of signal distribution; administration, and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future as we expand and improve our programming, marketing, and promotion to support our advertising strategy.

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

For further information regarding our critical accounting policies, judgments and estimates, please see the Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report and “Critical Accounting Policies, Judgments and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.

Effects of Transactions with Related and Certain Other Parties

In 2007 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a tax sharing agreement, the issuance of four promissory notes and a waiver agreement. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC and Notes 8 and 9 of Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three months ended March 31, 2006 and 2007, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries (except ratings and subscriber information). This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percent Change
	Three Months Ended March 31,		2007 vs.
	2006	2007	2006
Revenues:
Subscriber fees	$6,232	$7,495	20%
Advertising	38,393	45,998	20%
Film asset license fees	270	—	-100%
Sublicense fees and other revenue	78	79	1%
Total revenues	44,973	53,572	19%
Cost of Services:
Programming costs	33,593	39,692	18%
Amortization of film assets	8,864	—	-100%
Subscriber acquisition fee amortization	7,790	7,848	1%
Operating costs	4,130	3,237	-22%
Total cost of services	54,377	50,777	-7%
Selling, general and administrative expense	9,909	14,690	48%
Marketing expense	4,257	4,212	-1%
Loss from continuing operations before interest expense	(23,570)	(16,107)	-32%
Interest expense	(21,703)	(24,101)	11%
Loss from continuing operations	(45,273)	(40,208)	-11%
Gain (loss) on sale of discontinued operations	162	—	-100%
Cumulative effect of change in accounting principal	(2,099)	—	100%
Net loss	$(47,210)	$(40,208)	-15%

Other Data:
Net cash used in operating activities	$(20,360)	$(12,834)	-37%
Capital expenditures	$(3)	$(206)	6767%
Net cash provided by financing activities	$14,966	$5,838	-61%
Total domestic day household ratings (1)(3)	0.742	0.732	-1%
Total domestic primetime household ratings (2)(3)	1.121	1.159	3%
Subscribers at period end	71,852	76,240	6%

(1) Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2) Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3) These Nielsen ratings are for the time period January 1 through March 31.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2007

Revenue.  Our revenue from continuing operations, which is comprised of subscriber fees and advertising, increased 19% to $53.6 million for the three months ended March 31, 2007. Our 20% increase to $7.5 million in subscriber fee revenue for the three months ended March 31, 2007, was a result of the expiration of free carriage periods during 2006 for certain of our domestic distributors and an increase in our subscriber fees. Many of our distribution deals required us to provide a period of free carriage to the cable operator. Subscriber acquisition fee expense recorded as a reduction of revenue was $982,000 for the three months ended March 31, 2007, and $2.2 million for the comparable period in 2006, primarily due to the renewal of distribution agreements and the resulting reversal of certain subscriber acquisition fees associated with the previous agreements during the first quarter of 2007. Subscribers have increased as a result of previously amended distribution agreements in the United States, which provided for incentives for growth in distribution.

The increase in advertising revenue to $46.0 million for the three months ended March 31, 2007, compared to $38.4 million for the three months ended March 31, 2006, reflects the growth in domestic subscribers and an increase in advertising rates. Generally, as we have expanded our domestic subscribers and provided higher rated programming, our advertising revenue has increased. The number of advertisers was 439 at March 31, 2007, as compared to 427 at March 31, 2006.

Among the 69 ad-supported cable channels in the United States market, the Hallmark Channel ranked 11th in total day with a 0.732 household rating for the three months ending March 31, 2007 and 8th for primetime with a 1.159 household rating for the same period based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network. Most of the channels that rate above the Hallmark Channel have higher levels of distribution.

Revenue from the sale of our film assets totaled $0 for the three months ended March 31, 2007, compared with $270,000 for the comparable period in 2006.  The Company sold its film assets in December 2006.

Cost of services.  Cost of services as a percent of revenue decreased to 95% in 2007, as compared to 121% in 2006. This decrease was primarily due to changes in our cost of services as explained below.

Total programming costs for the three months ended March 31, 2007, increased 18% due directly to the expensing (instead of amortizing over a period of time) of certain NICC programming, higher amortization of more original programs produced to air on the Hallmark Channel in the current period as compared to the prior period, and $1.7 million in write-offs of certain programming during the first quarter of 2007. The $8.9 million decrease in amortization of film assets was primarily due to the sale of our film assets in December 2006.

The Company’s bad debt expense was $916,000 for the three months ended March 31, 2006, as compared to the Company’s bad debt expense of $330,000 for the three months ended March 31, 2007. This decrease in bad debt expense was due to the Company’s increased collection efforts in 2007.

Subscriber acquisition fee amortization expense results from subscriber acquisition costs incurred previously by us and amortized over the remaining life of the relevant distribution agreement.

Selling, general and administrative expense.  Our selling, general and administrative expense increased 48% due to a $3.3 million increase and a $236,000 increase in compensation expense related to the obligations of restricted stock units and stock appreciation rights, a $702,000 increase in other benefits expense, and a $1.2 million increase in commissions expense, offset in part by a $382,000 decrease in depreciation and amortization expense related to assets becoming fully depreciated. Our closing stock price was $9.17 at December 31, 2005, $6.34 at March 31, 2006, $3.63 at December 31, 2006 and $5.33 at March 31, 2007. The closing stock prices are used to value both our restricted stock units and our stock appreciation rights. Any increases/decreases in our closing stock price causes increases/decreases in our compensation expense.

Interest expense.  Interest expense increased for the three months ended March 31, 2007, compared to March 31, 2006, by $2.4 million.  This increase was due to the $2.1 million increase in interest on our $400.0 million senior unsecured note, the $367,000 increase in interest on our $132.8 million note payable to Hallmark Cards affiliates, the $868,000 increase in interest on our $70.4 million note payable to Hallmark Cards affiliates commencing March 21, 2006, the $326,000 increase in interest on our $86.3 million note payable to Hallmark Cards affiliates, and offset in part by the $1.5 million decrease in interest on our bank credit facility due to a lower principal balance.  The majority of the aforementioned increases occurred due to increases in principal balances.

Loss from Continuing Operations.  Loss from operations for the three months ended March 31, 2007, was $40.2 million. Loss from continuing operations for the three months ended March 31, 2006, was $45.3 million. Our loss from continuing operations decreased primarily due to higher advertising and subscriber revenue and the elimination of film assets amortization, partially offset by higher expenses, primarily programming and interest expenses.

Cumulative effect of change in accounting principle.   On January 1, 2006, we adopted SFAS 123R. The total compensation cost related to 2004 and 2005 performance RSUs granted under the Plan net of estimated forfeitures was $2.1 million, which was recorded as a cumulative catch-up adjustment during the three months ended March 31, 2006. Under prior accounting treatment, the performance RSUs were not classified as a liability as it was deemed improbable that these RSUs would settle based upon the performance of our Class A common stock.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations was $20.4 million and $12.8 million for the three months ended March 31, 2006 and 2007. Loss from operations for the three months ended March 31, 2006 and 2007, was $45.3 million and $40.2 million, respectively. During the three months ended March 31, 2006, the Company made payments of $8.0 million for subscriber acquisition fees. During the three months ended March 31, 2007, the Company made payments of $57,000 for subscriber acquisition fees.

Cash used in investing activities was $4.0 million and $1.2 million for the three months ended March 31, 2006 and 2007, respectively. During the three months ended March 31, 2006, the Company made payments to the buyer of the international business of $4.0 million. During the three months ended March 31, 2007, the Company made payments to the buyer of the international business of $977,000.

Cash provided by financing activities was $15.0 million and $5.8 million for the three months ended March 31, 2006 and 2007, respectively. During the three months ended March 31, 2006 and 2007, we received proceeds of $5.0 million and $0, respectively, from our tax sharing agreement with Hallmark Cards. We borrowed $10.0 million and $6.0 million under our credit facility to cover the cash we used in operating and investing activities during the three months ended March 31, 2006 and 2007, respectively.

Cash Flows

As of March 31, 2007, the Company had $5.8 million in cash and cash equivalents on hand. As of March 31, 2007, the Company had borrowed $93.6 million from a $130.0 million revolving bank credit facility, which matures May 31, 2008.

The Company’s principal sources of funds are cash on hand, cash generated by operations, tax sharing payments from Hallmark Cards and amounts available under the Company’s revolving bank credit facility. Payments under the tax sharing agreement are affected by Hallmark Cards’ tax position and its ability to utilize the Company’s tax losses. The Company received $12.0 million in tax sharing payments in 2006 and does not currently expect to receive tax sharing payments during 2007. The Company currently has $36.4 million of unused revolving credit capacity. The Company’s ability to borrow additional amounts under the credit facility is not limited or restricted as long as no covenants have been violated. We are in compliance will all of our debt covenants at March 31, 2007.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon continued growth in subscriber revenue and advertising revenue. Any decline in the popularity of the Hallmark Channel, any significant future adverse modifications to the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse operating conditions would negatively impact the Company’s liquidity and its ability to fund the current level of operations

The Company expects to continue making investments in programming, marketing and distribution. However, the Company’s recurring loss situation has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.

The Company anticipates that its principal uses of funds for 2007 will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming, and interest under its bank credit facility.

The Company currently believes that cash on hand, cash generated by operations and borrowing availability under its bank credit facility, when combined with the deferral of any required payments on related-party debt and related interest mentioned below, will be sufficient to fund the Company’s operations and meet its liquidity needs through May 31, 2008.

The Company intends to extend or refinance the Bank credit facility prior to or upon its maturity. Any such extension or refinancing might require a continuation of a letter of credit from Hallmark Cards or other steps by the Company and,thus, is not assured. If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and either (1) the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility or (2) Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time after May 31, 2008, under the terms of the waiver and standby purchase agreement (“Waiver Agreement”) described below.

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

Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement

For information regarding our Bank Credit Facility, HC Crown Loans and Tax Sharing Agreement, please see “Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC and Notes 7, 8 and 9 of Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

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

Among the factors that could cause actual results to differ materially are those discussed in this Report below and in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Such Risk Factors include, but are not limited to, the following:  competition for distribution of channels, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our channels; our ability to address our liquidity needs; our incurrence of losses; and our substantial indebtedness affecting our financial condition and results.

Stated below are certain Risk Factors which contain significant changes from those stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Crown Media Holdings will not update any forward-looking statements contained in that Form 10-K to reflect future events or developments.

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

Further, as discussed in this Report under “Liquidity and Capital Resources” above, we need to (1) extend, refinance or replace our bank line of credit on or prior to May 31, 2008, or to extend or replace borrowings from Hallmark Cards by May 31, 2008, that would result from the banks drawing upon the irrevocable letter of credit supporting the bank credit facility, and (2) extend or refinance outstanding notes payables to Hallmark Cards and its subsidiaries on or prior to May 31, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2007, the decline of the fair value of the fixed income portfolio would not be material.

As of March 31, 2007, our cash, cash equivalents and short-term investments had a fair value of $5.8 million, which were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At March 31, 2007, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three months ended March 31, 2007, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of March 31, 2007, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $5.8 million, or less than 1% of total assets, as of March 31, 2007. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our line of credit and interest payable to HC Crown, our line of credit and interest payable to Hallmark Cards affiliate, and our note and interest payable to Hallmark Cards affiliate. The balance of those liabilities was $392.8 million, or

31% of total liabilities, as of March 31, 2007. Net interest expense for the three months ended March 31, 2007, was $24.1 million, 45%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from levels as of March 31, 2007, our interest expense for the quarter would change correspondingly by $933,000.

Item 4.  Controls and Procedures.

a.  Disclosure Controls and Procedures

Our management  evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2

Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 (File No. 000-30700; Film No. 1693331) and incorporated herein by reference).

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

CROWN MEDIA HOLDINGS, INC.

Signature	Title	Date

By: /s/ HENRY S. SCHLEIFF	Principal Executive	May 10, 2007
Officer
Henry S. Schleiff

By: /s/ BRIAN C. STEWART	Principal	May 10, 2007
Financial and
Brian C. Stewart	Accounting Officer