Form 10-Q
period 2007-06-30
CROWN MEDIA HOLDINGS INC
filed 2007-08-08
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 3, 2007, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

In this Form 10-Q the terms “Crown Media Holdings” and the “Company” refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, Crown Media United States, LLC (“Crown Media United States”), and until the completion of the sale of our film library in December 2006, Crown Media Distribution, LLC (“Crown Media Distribution”). The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

The names Hallmark, TOTAL CHOICE and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of June 30,
	2006	2007
ASSETS
Cash and cash equivalents	$13,965	$6,933
Accounts receivable, less allowance for doubtful accounts of $246 and $191, respectively	57,079	59,390
Program license fees—affiliates	115	114
Program license fees—non-affiliates	111,909	126,113
Receivable from buyer of international business	24	9
Prepaid and other assets	4,202	6,296
Prepaid program license fee assets	10,271	18,045
Total current assets	197,565	216,900

Accounts receivable	850	424
Program license fees—affiliates	274	217
Program license fees—non-affiliates	185,620	170,041
Subscriber acquisition fees, net	41,665	22,960
Property and equipment, net	16,313	15,870
Goodwill	314,033	314,033
Prepaid and other assets	11,463	9,002
Total assets	$767,783	$749,447

See accompanying notes to unaudited condensed consolidated financial statements.

	As of December 31,	As of June 30,
	2006	2007
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Accounts payable and accrued liabilities	$26,588	$29,591
Accrued restricted stock units	1,513	4,241
Subscriber acquisition fees payable	2,071	1,854
License fees payable to affiliates	2,275	3,806
License fees payable to non-affiliates	96,085	92,111
Payables to RHI and related companies	168	—
Payables to affiliates	13,777	15,162
Payable to buyer of international business	5,098	4,929
Interest payable	59	91
Capital lease obligations	672	705
Deferred credit from technical services agreement	1,213	927
Total current liabilities	149,519	153,417

Accrued liabilities	25,291	22,842
License fees payable to non-affiliates	88,951	101,737
Line of credit and interest payable to HC Crown	93,465	97,434
Line of credit and interest payable to Hallmark Cards affiliate	53,364	55,605
Payable to buyer of international business	4,771	2,956
Senior unsecured note to HC Crown, including accrued interest	562,167	590,978
Credit facility	87,633	91,633
Note and interest payable to Hallmark Cards affiliate	146,397	152,547
Payable to Hallmark Cards under the Tax Sharing Agreement	—	33,082
Capital lease obligations	15,498	15,137
Company obligated mandatorily redeemable preferred interest	16,483	17,587
Deferred credit from technical services agreement	3,188	2,498
Total liabilities	1,246,727	1,337,453
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 shares issued and outstanding as of December 31, 2006 and June 30, 2007	741	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2006 and June 30, 2007	307	307
Paid-in capital	1,457,032	1,431,840
Accumulated deficit	(1,937,024)	(2,020,894)
Total stockholders’ deficit	(478,944)	(588,006)
Total liabilities and stockholders’ deficit	$767,783	$749,447

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue:
Subscriber fees	$6,379	$6,507	$12,611	$14,002
Advertising	43,086	49,081	80,999	94,931
Advertising by Hallmark Cards	463	242	943	390
Film asset license fees	518	—	788	—
Sublicense fees and other revenue	76	77	154	156
Total revenue, net	50,522	55,907	95,495	109,479
Cost of Services:
Programming costs
Affiliates	2,846	4,340	5,502	9,902
Non-affiliates	31,121	34,049	62,058	68,179
Amortization of film assets	8,279	—	17,143	—
Impairment of film assets	184,886	—	184,886	—
Subscriber acquisition fee amortization expense	7,723	7,832	15,513	15,680
Amortization of capital lease obligation	290	290	579	579
Other costs of services	3,211	2,312	7,052	5,260
Total cost of services	238,356	48,823	292,733	99,600
Selling, general and administrative expense	12,777	14,057	21,807	28,250
Marketing expense	1,111	4,073	5,368	8,285
Depreciation and amortization expense	803	396	1,682	893
Gain from sale of film assets	—	(521)	—	(521)
Loss from operations	(202,525)	(10,921)	(226,095)	(27,028)
Interest income	812	356	1,669	744
Interest expense	(25,725)	(33,097)	(48,285)	(57,586)
Loss before discontinued operations and cumulative effect of change in accounting principle	(227,438)	(43,662)	(272,711)	(83,870)
(Loss) gain from sale of discontinued operations, net of tax	(8)	—	154	—
Loss before cumulative effect of change in accounting principle	(227,446)	(43,662)	(272,557)	(83,870)
Cumulative effect of change in accounting principle	—	—	(2,099)	—
Net loss and comprehensive loss	$(227,446)	$(43,662)	$(274,656)	$(83,870)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,788	104,788	104,788	104,788
Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	$(2.17)	$(0.42)	$(2.60)	$(0.80)
(Loss) gain per share from discontinued operations, basic and diluted	(0.00)	—	(0.00)	—
Cumulative effect of change in accounting principle, basic and diluted	—	—	(0.02)	—
Net loss per share, basic and diluted	$(2.17)	$(0.42)	$(2.62)	$(0.80)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(274,656)	$(83,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of discontinued operations	(154)	—
Gain from sale of film assets	—	(521)
Impairment of film assets	184,886	—
Depreciation and amortization	106,318	97,474
Accretion on company obligated mandatorily redeemable preferred interest	973	1,103
Provision for allowance for doubtful accounts	1,271	(13)
Cumulative effect of change in accounting principle	2,099	—
Loss on sale of property and equipment	—	39
Stock-based compensation	(3,810)	4,530
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	9,648	(1,872)
Decrease in receivable from buyer of international business	378	15
Additions to program license fees	(49,756)	(76,648)
(Additions) deletions to subscriber acquisition fees	(331)	120
Decrease in prepaid and other assets	(2,969)	(8,206)
Decrease in accounts payable, accrued and other liabilities	(7,641)	(893)
Increase in interest payable	35,438	41,203
Decrease in subscriber acquisition fees payable	(9,979)	(218)
Increase (decrease) in license fees payable to non-affiliates	(16,870)	8,813
Increase in license fees payable to affiliates	5,398	1,531
Increase in payables to affiliates	1,018	9,276
Increase in deferred revenues	349	—
Net cash used in operating activities	(18,390)	(8,137)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27)	(583)
Payments to buyer of international business	(6,501)	(1,984)
Net cash used in investing activities	(6,528)	(2,567)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	114	—
Proceeds from tax sharing agreement with Hallmark Cards	5,000	—
Borrowings under the credit facility	15,000	6,000
Payments on the credit facility	—	(2,000)
Principal payments on capital lease obligations	(299)	(328)
Net cash provided by financing activities	19,815	3,672
Net decrease in cash and cash equivalents	(5,103)	(7,032)
Cash and cash equivalents, beginning of period	15,926	13,965
Cash and cash equivalents, end of period	$10,823	$6,933

Supplemental disclosure of cash and non-cash activities:
Interest paid	$9,234	$4,494
Income taxes paid	$3	$—
Reduction of additional paid-in capital for obligation to return amounts previously received as capital contributions under tax sharing agreement	$—	$25,192

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2006 and 2007

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

Liquidity

As of June 30, 2007, the Company had $6.9 million in cash and cash equivalents on hand. As of June 30, 2007, the Company had borrowed $91.6 million from a $130.0 million revolving bank credit facility, which matures May 31, 2008.

The Company’s principal sources of funds are cash on hand, cash generated by operations and amounts available under the Company’s revolving bank credit facility. The Company’s tax sharing agreement with Hallmark Cards has previously also been a source of cash. However, we do not expect to receive or pay any cash related to this agreement in the next twelve months.

As of the date of this report, we believe that it is reasonably possible that the Put Right described in Note 11 below regarding shares of our Class A common stock owned by National Interfaith Cable Coalition, Inc. (“NICC”) will be exercisable between August 30, 2007, and November 1, 2007.  In such event, we also believe that it would be reasonably possible that NICC would exercise the Put Right upon which we would be required to buy all such shares (4.4 million shares as of June 30, 2007) at the then current market value.  NICC’s exercise of the Put Right would cost the Company approximately $28.8 million, based on the closing stock price of Class A common stock on August 3, 2007, of $6.61.  We likely would need to finance such a redemption using funds obtained from outside sources.  It is also possible that NICC and its affiliates might sell our shares on the open market or otherwise decide not to exercise the Put Right.  Our liquidity during the remainder of 2007 and our discussions and expectations regarding liquidity through August 15, 2008, are highly dependent upon our ability to raise capital through external sources in the event NICC exercises the Put Right.

The Company believes that, under the Put Right, NICC could not require us to buy approximately 634,000 additional Crown shares that NICC invested in HEIC to facilitate the Company’s participation in the tax sharing agreement.  However, if the Company negotiated a redemption of such shares, the Company would require an additional $4.2 million of funding, based on the August 3, 2007 price.

There is no certainty that the Put Right will be exercised.  However, the Company has commenced a preliminary analysis of funding alternatives.  Among the Company’s considerations is the effect, if any, that a funding alternative may have on the Company’s ability to continue participation in the tax sharing agreement with Hallmark Cards.  If the Company is unable to continue participation in the tax sharing agreement, the Company would not receive any benefit from tax operating loss carryforwards until such time as the Company reports taxable income.

The Company currently has $38.4 million of unused revolving credit capacity. The Company’s ability to borrow additional amounts under the current credit facility is not limited or restricted as long as no covenants, representations or warranties are violated. The Company was in compliance with these covenants at June 30, 2007.

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

The Company currently believes that cash on hand, cash generated by operations and borrowing availability under its bank credit facility, when combined with the deferral of any required payments on related-party debt and related interest mentioned below, will be sufficient to fund the Company’s operations and meet its liquidity needs through August 15, 2008.  This statement is qualified with respect to the possible exercise of the Put Right described above.

The Company intends to extend or refinance the Bank credit facility prior to or upon its maturity. Any such extension or refinancing might require a continuation of a letter of credit from Hallmark Cards or other steps by the Company and, thus, is not assured. If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and either (1) the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility or (2) Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time after August 15, 2008, under the terms of the waiver and standby purchase agreement (“Waiver Agreement”) described below.

Upon maturity of the credit facility on May 31, 2008, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, and instead may elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, would adversely affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company, if it has not secured an extension of the credit facility or alternative financing, would cause Hallmark Cards pursuant to the terms of the Waiver Agreement to exercise its option to purchase all of the outstanding indebtedness under the credit facility and the credit facility would then be subject to terms of the Waiver Agreement.

Due to the Company’s possible inability to meet its obligations when they come due in August 2008, the Company anticipates that prior to August 15, 2008, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, a sale of certain assets or other strategic alternatives.

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

In December 2006, the Company completed the sale of the domestic rights to its film library assets. The accompanying condensed consolidated statements of operations and cash flows do not reflect associated revenue and expenses as discontinued operations because the portions of advertising revenue and related cash collections that were derived from the Company’s use of the film library assets to meet programming requirements of the Channel could not be clearly distinguished from advertising revenue and cash collections derived from the use of programming licensed from third parties.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as customer retention patterns, allowance for bad debts, useful lives of assets, cash flow projections used in various asset valuations, income taxes, reserves and other provisions for contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from these estimates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $355,000 for the three months ended June 30, 2006.  The Company’s negative bad debt expense was $344,000 for the three months ended June 30, 2007. The Company’s bad debt expense was $1.3 million for the six months ended June 30, 2006. The Company’s negative bad debt expense was $13,000 for the six months ended June 30, 2007

Taxes on Income

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 855,000, and 360,000 stock options for the three and six months ended June 30, 2006 and 2007, respectively, have been excluded from the calculations of loss per share because their effect would have been anti-dilutive.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s financial position and results of operations is currently being evaluated.

3. Film Library Impairment

In the second quarter of 2006, the Company retained an investment banking firm to solicit expressions of interest from third parties for the potential purchase of the Company’s film library. As a result of non-binding bids received from third party organizations, management deemed it necessary to review its film asset titles for impairment in the second quarter of 2006.  Management completed a valuation analysis of the film library as of June 30, 2006.  The fair value was derived by management from taking into account the following:  (1) an implied purchase price from third parties (including the impact of a possible retention by the Company of residual and participation liabilities); (2) the fair value of rights to the non-exclusive internal use of certain films by the Hallmark Movie Channel; and

(3) the amount of accounts receivable related to the film library, which were part of the assets to be sold. The resulting non-cash impairment charge of $184.9 million is included in impairment of film assets on the accompanying statement of operations for the three and six months ended June 30, 2006.

The bids used in management’s valuation of the film assets involve lump sum amounts with no values applied to individual films or groups of films.  However, it was necessary under applicable accounting requirements to allocate the fair value of the film library as a whole to each individual film.  Based upon the conclusion that individual films had retained their relative value within the film library taken as a whole, management elected to allocate the bid values on a relative sales value basis.  The non-cash impairment charges were recorded at June 30, 2006, for each film where the estimated fair value was less than its carrying value.

4. Residual and Participation Liabilities

On December 15, 2006, we completed the sale of domestic rights and certain international ancillary rights to our library of approximately 620 television movies, mini-series and series (the “Crown Library”) to RHI Entertainment LLC (“RHI”).  Included in accounts payable and accrued liabilities is $11.4 million at June 30, 2007, related to residuals and participations that RHI would otherwise be obligated to pay to third parties in connection with domestic film library sales between the December 2006 sale and December 2016. The Company’s actual cost of this obligation will depend on the actual sales of these films by RHI but, in no event, will exceed $22.5 million. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of the film assets and reflected in continuing operations in future periods.

During the second quarter of 2007, the Company settled a residual and participation liability related to the Company’s use of the film assets prior to the sale to RHI for $521,000 less than it had originally accrued.  Therefore, the Company recognized a gain in this amount on the sale of its film assets during this time period.

Also, included in accounts payable and accrued liabilities as of June 30, 2007, is $4.8 million for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015.  The Company’s actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of discontinued operations in future periods.

5. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of June 30,
	2006	2007
	(In thousands)
Subscriber acquisition fees, at cost	$189,391	$182,830
Accumulated amortization	(147,726)	(159,870)
Subscriber acquisition fees, net	$41,665	$22,960

Of the net balance at June 30, 2007, the Company expects $9.8 million will be recognized as a reduction of subscriber fee revenue and $13.2 million will be recognized as subscriber acquisition fee expense in future periods.

As of December 31, 2006, and June 30, 2007, the condensed consolidated balance sheets also reflect subscriber acquisition fees payable of $2.1 million and $1.9 million, respectively. For the three months ended June 30, 2006 and 2007, the Company made cash payments of $2.3 million and $39,000, respectively, relating to current subscriber acquisition fee obligations.  For the six months ended June 30, 2006 and 2007, the Company made cash payments of $10.3 million and $96,000, respectively, relating to current subscriber acquisition fee obligations.

6. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of June 30,
	2006	2007
	(In thousands)
Program license fees—RHI Entertainment Distribution	$212,143	$220,348
Program license fees—NICC	197	197
Program license fees—other affiliates	368	368
Program license fees—other non-affiliates	326,552	325,853
Program license fees, at cost	539,260	546,766
Accumulated amortization	(241,342)	(250,281)
Program license fees, net	$297,918	$296,485

Programming costs for the three months ended June 30, 2006 and 2007, were $34.0 million and $38.4 million, respectively.  Programming costs for the six months ended June 30, 2006 and 2007, were $67.6 million and $78.1 million, respectively.

At December 31, 2006, and June 30, 2007, $10.3 million and $18.0 million of program license fees were included in prepaid program license fee assets on the accompanying condensed consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the license period.

License fees payable are comprised of the following:

	As of December 31,	As of June 30,
	2006	2007
	(In thousands)
License fees payable—RHI Entertainment Distribution	$18,439	$10,097
License fees payable—NICC	2,275	3,806
License fees payable—non-affiliates	166,597	183,751
Total license fees payable	187,311	197,654
Less current maturities	(98,360)	(95,917)
Long-term license fees payable	$88,951	$101,737

7. Property and Equipment

Property and equipment are comprised of the following:

	As of December 31,	As of June 30,
	2006	2007	Depreciable Lives
	(In thousands)		(In years)
Technical equipment and computers	$15,083	$8,005	3-5
Leased assets	17,363	17,363	15
Furniture, fixtures and equipment	1,241	1,287	5
Leasehold improvements	2,853	1,681	3-7
Construction-in-progress	273	95
Property and equipment, at cost	36,813	28,431
Accumulated depreciation	(20,500)	(12,561)
Property and equipment, net	$16,313	$15,870

Depreciation expense related to property and equipment was $740,000 and $465,000, for the three months ended June 30, 2006 and 2007, respectively. Depreciation expense related to property and equipment was $1.5 million and $987,000, for the six months ended June 30, 2006 and 2007, respectively.

Software and other intangible assets of $1.0 million and $816,000 as of December 31, 2006, and June 30, 2007, respectively, have been included in prepaid and other assets in the accompanying condensed consolidated balance sheets.

8. Credit Facility

At June 30, 2007, the Company had an amended credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to the Company a secured revolving credit facility with availability of up to $130.0 million. At June 30, 2007, the outstanding balance under the credit facility was $91.6 million, and the Company had at that date $38.4 million of unused revolving credit capacity. The Company’s ability to borrow additional amounts under the credit facility is not limited or restricted, so long as no covenants, representations or warranties are violated. The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment dated as of July 27, 2007. The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

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

At December 31, 2006, and June 30, 2007, the Company had outstanding borrowings of $87.6 million and $91.6 million, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2006, $87.6 million of the outstanding balance bore interest at the Eurodollar rate (6.10% at December 31, 2006) and $0 bore interest at the JP Morgan Chase Bank prime rate. At June 30, 2007, $91.6 million of the outstanding balance bore interest at the Eurodollar rate (6.07% at June 30, 2007) and $0 bore interest at the JP Morgan Chase Bank prime rate. Interest expense on borrowings under the credit facility for each of the three months ended June 30, 2006 and 2007, was $3.3 million and $1.4 million, respectively.  Interest expense on borrowings under the credit facility for each of the six months ended June 30, 2006 and 2007, was $6.2 million and $2.8 million, respectively.

Covenants

The credit facility, as amended, contains affirmative and negative covenants.  The Company’s Annual Report on Form 10-K contains a detailed description of these covenants. The Company was in compliance with these covenants at June 30, 2007.

Amendment No. 12, dated as of March 2, 2007, extended the maturity date of the revolving credit facility to May 31, 2008. Additionally, the amendment provided for the Hallmark Cards letter of credit to be replaced by a JP Morgan Bank letter of credit for the $130.0 million, with an expiration date of June 10, 2008.

Amendment No. 13, dated as of July 27, 2007, permitted the Company to issue a promissory note in favor of Hallmark Cards in the principal amount of $33.1 million regarding the tax sharing agreement (the “Tax Note”).   Additional information regarding the Tax Note is described below under Note 10 - Related Party Transactions - Tax Sharing Agreement.

9. Related Party Long-Term Obligations

Waiver and Standby Purchase Agreement

Under the Waiver and Standby Purchase Agreement dated March 21, 2006, as last amended on August 3, 2007, Hallmark Cards agreed to defer all payments due on any of the following obligations and, except where noted, payment of interest thereon until August 15, 2008, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•                 Line of credit and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at June 30, 2007, including accrued interest was $97.4 million. See Line of Credit and Interest Payable to HC Crown below.)

•                 $70.0 million line of credit and interest payable to Hallmark Cards affiliate arising out of the Company’s purchase of the Hallmark Entertainment film library. (Total amount outstanding at June 30, 2007, including accrued interest was $55.6 million. See Line of Credit and Interest Payable to Hallmark Cards Affiliate below.)

•                 10.25% senior unsecured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown. (Total amount outstanding at June 30, 2007, including accrued interest was $591.0 million. See Senior Unsecured Note below.)

•                 Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million, payable to Hallmark Entertainment Holdings. (Total amount outstanding at June 30, 2007, including accrued interest was $152.5 million. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•                 Note in the amount of $33.1 million payable to Hallmark Cards, dated as of July 27, 2007, bearing interest at LIBOR plus 3% per annum, to return previous capital contributions to Hallmark Cards for changes to Hallmark Card’s previously filed tax returns pursuant to the Tax Sharing Agreement. (Total amount outstanding at June 30, 2007, was classified as Payable to Hallmark Cards under Tax Sharing Agreement in the accompanying condensed consolidated balance sheet. See Amounts Payable to Hallmark Cards under Tax Sharing Agreement in Note 10  below.)

•                 All obligations of the Company under the bank credit facility by virtue of Hallmark Cards’ deemed purchase of participations in all of the obligations under a letter of credit which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to the bank credit facility.

Hallmark Cards has agreed that it will not accelerate the maturity of any of the foregoing obligations or initiate collection proceedings during the Waiver Period. Interest will continue to accrue on these obligations during the Waiver Period. The Company will continue to pay interest on the credit facility during the Waiver Period.

The waiver termination date is August 15, 2008, or earlier upon occurrence of any of the following events:  (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness to unrelated parties with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution (formerly known as Hallmark Entertainment Distribution at which time it was a wholly-owned subsidiary of Hallmark Cards); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; or (e) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement.

Under the Waiver Agreement, if the lenders under the bank credit facility accelerate or seek to collect any of the indebtedness under the bank credit facility, then the Company may require that Hallmark Cards or its designated subsidiary exercise an option to purchase such indebtedness. All expenses and fees incurred in connection with such a purchase would be added to the principal amount of the credit facility obligations.

The Waiver Agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement and Hallmark Cards’ share of the amounts payable under the December 1, 2005, agreement with NICC (described below) against these obligations. Additionally, during the Waiver Period, Hallmark Cards is permitted to offset future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then to the unpaid principal balance of the Tax Note until the earlier of such time as the balance equals zero or the maturity date of the Tax Note.

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

Related Party Long-Term Obligations

The aggregate maturities of related party long-term debt for each of the five years subsequent to June 30, 2007, are as follows:

	Payments Due by Period
	Total	1 year	2 years	3 years	4 years	5 years
	(In thousands)
Line of credit and interest payable to HC Crown, with principal due August 15, 2008 (8.37% Eurodollar rate at December 31, 2006 and 8.35% Eurodollar rate at June 30, 2007)	$97,434	$—	$97,434	$—	$—	$—
Note payable to Hallmark Cards, with principal due July 27, 2009	33,082	—	—	33,082	—	—
10.25 % Senior unsecured note to HC Crown, including accrued interest, due August 5, 2011	590,978	—	—	—	—	590,978
Note and interest payable to Hallmark Entertainment Holdings due August 15, 2008 (8.37% Eurodollar rate at December 31, 2006 and 8.35% Eurodollar rate at June 30, 2007)	152,547	—	152,547	—	—	—
Note and interest payable to Hallmark Entertainment Holdings due August 15, 2008 (8.37% Eurodollar rate at December 31, 2006 and 8.35% Eurodollar rate at June 30, 2007)	55,605	—	55,605	—	—	—
	$929,646	$—	$305,586	$33,082	$—	$590,978

Interest Paid to HC Crown

Interest expense paid to HC Crown was $1.1 million for the three months ended June 30, 2006, and $474,000 for the three months ended June 30, 2007.  Interest expense paid to HC Crown was $2.2 million for the six months ended June 30, 2006, and $927,000 for the six months ended June 30, 2007.

10. Related Party Transactions

Tax Sharing Agreement

Overview

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “tax sharing agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from past tax losses of Crown Media Holdings and may benefit from future federal tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return. These benefits are estimated and paid 75% in cash or can be netted against the amounts payable under the Note Payable to Hallmark Cards on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer. Under the tax sharing agreement, at Hallmark

Cards’ option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets.

The Company did not receive any amounts under the tax sharing agreement during the three months ended June 30, 2006 and 2007. The Company received $5.0 million and $0 under the Tax Sharing Agreement during and the six months ended June 30, 2006 and 2007, respectively. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements are recorded as an addition to paid-in capital in the accompanying condensed consolidated balance sheets.

Amounts Payable to Hallmark Cards under Tax Sharing Agreement

The Internal Revenue Service has examined Hallmark Cards’ consolidated tax returns filed for fiscal years 2003 and 2004 and has determined that, with respect to a portion of the losses attributable to the Company for fiscal years 2003 and 2004, Hallmark Cards should not have carried back such losses to its consolidated federal tax returns filed for fiscal years 2001 and 2002.  These losses are now available as carry-forwards in the consolidated federal tax return beginning in 2005 and later years.   Furthermore, the examination changed the amount of foreign tax credits that had previously been conveyed to the Company under the Tax Sharing Agreement. Because the Company’s share of the tax benefits realized from such losses and credits ($25.2 million) were either contributed to the Company in cash or applied as an offset against amounts owed by the Company to other members of the consolidated group, the Company is now obligated to return this amount to Hallmark Cards plus interest related thereto in the amount of $7.9 million.  As a result, the Company recorded $25.2 million as a distribution of capital and a payable to Hallmark Cards in the accompanying condensed consolidated balance sheets. In addition, the Company recorded $7.9 million as an addition to interest expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2007.

On July 27, 2007, the Company executed a $33.1 million promissory note payable to Hallmark Cards due in July 2009, bearing interest at LIBOR plus 3% per annum (the “Note”).  The Note may be prepaid in whole or in part with no penalty.  The Company is not required to make any cash payments prior to maturity. Hallmark Cards will offset any future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then against the unpaid principal balance.

The Note and any payment thereunder are subordinated to the bank credit facility extended to the Company by JP Morgan Chase Bank.

Accounting for Uncertainty in Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. As of the date of adoption of FIN 48, the total amount of unrecognized tax benefits for uncertain tax positions was $0. As a result of the implementation of FIN 48, the Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of the date of adoption and on June 30, 2007, we have no accrued interest related to uncertain tax positions.

By virtue of its inclusion in Hallmark Cards consolidated tax returns, the Company is subject to examination by the Internal Revenue Service for periods subsequent to March 10, 2003. Further, net operating loss carryforwards (“NOL’s”) are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute.  The amount subject to disallowance is limited to the NOL utilized.

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

Services Agreement with Hallmark Cards

For each of the three months ended June 30, 2006 and 2007, Crown Media Holdings had accrued $133,000 and $137,000, respectively, under the intercompany services agreement with Hallmark Cards. For each of the six months ended June 30, 2006 and 2007, Crown Media Holdings had accrued $265,000 and $273,000, respectively, under the agreement. At December 31, 2006, and June 30, 2007, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $11.5 million and $12.8 million, respectively, were included in payable to affiliates in the accompanying condensed consolidated balance sheets. At December 31, 2006, and June 30, 2007, out-of-pocket expenses and third party fees were $914,000 and $976,000, respectively.

11. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

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

In the event there is a change of control of Crown Media Holdings prior to the expiration of the December 1, 2005, agreement (i.e., December 31, 2007), NICC will immediately receive a $15.0 million “termination payment,” any remaining portions of the payments for the non-dramatic specials and the “made for television” movie development and the deferred payments. The Hallmark Channel will be obligated to continue to broadcast and pay for the Sunday “New Morning with Naomi Judd” and weekday “New Morning” series and the Sunday morning programming block for an additional six months following the change in control, after which all funding and broadcast obligations to NICC will cease. Also, under existing obligations, Crown Media Holdings would be required to redeem the $25.0 million preferred interest of NICC in Crown Media United States, LLC, for that amount plus accrued interest at LIBOR from November 27, 2005.

If there has not been a change of control of the Company, then on or about June 30, 2007 the Company is required to commence negotiations with NICC for a period of 60 days regarding continuation of the programming commitments. If at the end of the negotiating period the parties have not reached agreement and the Company is not willing to continue the programming commitments at the same levels, NICC may exercise the Put Right by written notice given no later than November 1, 2007.  The Company would then be compelled to buy all of the shares of the Company’s Class A common stock owned by NICC at a price per share that reflects the average of prices for a period that encompasses the 15 days before and the 15 days after the date of notice.

If at any time NICC has sold more than 50% of the shares of the Company’s Class A common stock which it owned as of February 22, 2001, except as part of a sale or merger of the Company, substantially all of the Company’s programming commitments and obligations will cease, at the option of Crown Media United States, at the end of the then current broadcast season (approximately August 31).  The Put Right would continue subject to the time constraints described above.  As of the date of this memorandum, NICC’s ownership remains above the 50% level.

The Company has been in negotiations with NICC regarding the continuation of the programming commitments. In the event a new agreement is not reached or other resolution is not reached and NICC seeks to exercise its Put Right, the Company will endeavor to finance the purchase of the NICC stock through outside sources rather than from funds from operations.

During the three months ended June 30, 2006, and 2007, Crown Media United States paid NICC $3.9 million and $4.0 million, respectively, related to the company agreement as amended. During the six months ended June 30, 2006, and 2007, Crown Media United States paid NICC $11.3 million and $11.3 million, respectively, related to the company agreement as amended.

12.  RHI Entertainment

On January 12, 2006, Hallmark Cards sold the equity interests in Hallmark Entertainment, LLC, and, thus indirectly, Hallmark Entertainment Distribution to the management of Hallmark Entertainment, LLC and affiliates of Kelso & Company. Since 1995, Hallmark Entertainment Distribution had been a subsidiary of Hallmark Entertainment, LLC, which in turn was a wholly-owned subsidiary of Hallmark Cards.  Following Hallmark Cards sale of the companies, Hallmark Entertainment, LLC and Hallmark Entertainment Distribution were renamed RHI Entertainment, LLC and RHI Entertainment Distribution, LLC, respectively.

Until the December 15, 2006 sale of the film library assets, Crown Media Holdings had agreements with RHI Entertainment Distribution (or Hallmark Entertainment Distribution) for services in connection with the operation of the film library assets and the licensing of programming produced or distributed by RHI Entertainment Distribution. Crown Media Holdings continues to license programming from RHI Entertainment Distribution.

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

Under both the current and previous agreements with RHI Entertainment Distribution, if Crown Media United States sub-licenses any licensed program to a third party, it must equally share with RHI Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Crown Media United States. Crown Media United States did not sub-license any licensed program to a third party during either of the three months ended June 30, 2006 or 2007. Crown Media United States did not sub-license any licensed program to a third party during either of the six months ended June 30, 2006 or 2007.

Programming costs related to the RHI Entertainment Distribution program agreements were $10.7 million and $15.2 million for the three months ended June 30, 2006, and 2007, respectively. Programming costs related to the RHI Entertainment Distribution program agreements were $20.5 million and $30.0 million for the six months ended June 30, 2006, and 2007, respectively. As of December 31, 2006, and June 30, 2007, $18.4 million and $10.1 million, respectively, are included in license fees payable to non-affiliates in the accompanying condensed consolidated balance sheets. Crown Media Holdings paid RHI Entertainment Distribution $12.7 million and $8.5 million for license fees during the three months ended June 30, 2006 and 2007, respectively. Crown Media Holdings paid RHI Entertainment Distribution $20.1 million and $29.6 million for license fees during the six months ended June 30, 2006 and 2007, respectively.

13. Share-Based Compensation

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

The Company recorded a $1.9 million compensation credit related to restricted stock units and $3,000 compensation expense related to stock options for the three months ended June 30, 2006, on our condensed consolidated statement of operations as a component of selling, general and administrative expense. The Company recorded a $3.8 million compensation credit related to restricted stock units and $10,000 compensation expense related to stock options for the six months ended June 30, 2006, on our condensed consolidated statement of operations as a component of selling, general and administrative expense.

The Company recorded $2.1 million compensation expense related to restricted stock units for the three months ended June 30, 2007, on our condensed consolidated statement of operations as a component of selling, general and administrative expense. The Company recorded $3.5 million compensation expense related to restricted stock units for the six months ended June 30, 2007, on our condensed consolidated statement of operations as a component of selling, general and administrative expense.

As of June 30, 2007, there was no unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to our employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Option Information

A summary of the status of Crown Media Holdings, Inc. Stock Option Plan at June 30, 2007, and changes during the period then ended is presented below:

	Shares	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)
Balance, December 31, 2006	810		$10.24	2.09	$0.00
Options forfeited	(450)	$9.10	$9.10
Balance, June 30, 2007	360		$11.67	3.96	$0.00
Exercisable	360		$11.67	3.96	$0.00

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Option	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Option	Exercisable Shares	Weighted Average Exercise Price Per Option
	(In thousands)	(In years)		(In thousands)
$ 6.30 - 10.50	67	2.5	$9.09	67	$9.09
$10.51 - 12.60	235	4.5	$11.47	235	$11.47
$12.61 - 14.70	24	2.8	$14.00	24	$14.00
$14.71 - 21.00	34	3.7	$16.52	34	$16.52
	360			360

Restricted Stock Unit Information

The Company’s RSUs are settled in either common stock or cash as determined by the Company’s Board of Directors. The Company has historically settled the RSUs in cash, and considering such past practices, has classified its RSUs as liability awards for accounting purposes.

In January 2006, the Company settled vested Employment RSUs to one executive for approximately $4.4 million. In June 2006, the Company settled vested 2003 and 2004 Employment RSUs for approximately $1.5 million in cash. In June 2006, the Company settled vested 2003 and 2004 Board of Director RSUs for approximately $80,000 in cash. In August 2006, the Company settled vested 2005 Employment RSUs for approximately $442,000 in cash. The Company settled the CEO’s RSUs for $203,000 in November 2005, $165,000 in February 2006 and

$76,000 in May 2006. The CEO’s Performance RSUs lapsed without vesting. In August 2006, the Company settled vested 2005 Board of Director RSUs for approximately $34,000 in cash. Additionally, in August 2006, one executive retired, and the Company settled vested Employment RSUs for approximately $16,000 in cash. In June 2007, the Company settled vested 2004 Employment RSUs for approximately $704,000 in cash.  It also settled vested 2004 Board of Director RSUs for approximately $29,000 in cash.

Under SFAS 123R, the fair value of the 2004 and 2005 Employment RSU grants are estimated using a Black-Scholes option pricing model. The fair value of the 2004 and 2005 Performance RSU grants are estimated at each reporting date using a Monte Carlo Lattice option pricing model. The Company applies a forfeiture rate to the RSUs as required by SFAS No. 123R.

		Weighted- Average Remaining
Employment RSUs	Units	Contractual Term
Nonvested Balance, December 31, 2006	814,967	2.27
Units settled in cash	(105,000)
Nonvested Balance, June 30, 2007	709,967	2.04

The closing price of a share of our common stock was $4.12 on June 30, 2006, and was $3.63 on December 31, 2006. The closing price of a share of our common stock was $7.20 on June 30, 2007.

		Weighted- Average Remaining
Performance RSUs	Units	Contractual Term
Nonvested Balance, December 31, 2006	1,304,700	1.25
Units forfeited	(135,000)
Nonvested Balance, June 30, 2007	1,169,700	0.86

At December 31, 2006, the 2004 Performance RSUs were valued at $0.00 per unit and the 2005 Performance RSUs were valued at $0.12 per unit. At June 30, 2007, the 2005 Performance RSUs were valued at $1.32 per unit. The 2004 Performance RSUs expired in May 2007. The chief executive officer Performance grant expired in May 2006. Valuation of these Performance RSU grants is based upon market conditions.

The following table includes assumptions used to value the Performance RSUs at December 31, 2006.

	2004 Grant	2005 Grant
Expected volatility	40.80%	47.20%
Expected dividends	0	0
Expected Term (in years)	0.41	1.63
Risk-free rate	5.09%	4.82%

The following table includes assumptions used to value the Performance RSUs at June 30, 2007.

2005 Grant
Expected volatility	48.94%
Expected dividends	0
Expected Term (in years)	1.13
Risk-free rate	4.91%

Under SFAS 123R, the fair value at December 31, 2006, of each 2006 Employment and Performance RSU grant is estimated at $3.63 based upon the closing price of a share of our common stock as of the December 31, 2006, reporting date. Under SFAS 123R, the fair value at June 30, 2007, of each 2006 Employment and Performance RSU grant is estimated at $7.20 based upon the closing price of a share of our common stock as of the June 30, 2007, reporting date. Valuation of the 2006 Employment RSUs is based solely on a service condition. Valuation of the 2006 Performance RSUs is based upon a service condition and a performance condition.

		Weighted- Average Remaining
Board of Directors RSUs	Units	Contractual Term
Nonvested Balance, December 31, 2006	81,150	2.32
Units settled in cash	(4,420)
Nonvested Balance, June 30, 2007	76,730	1.94

Chief Executive Officer (“CEO”) Share Appreciation Rights Agreement

The fair value of the CEO’s SAR grant under an agreement dated October 3, 2006, is estimated at each reporting date using a Monte Carlo Lattice option pricing model. At December 31, 2006, the CEO’s SARs were valued at $872,616 using the closing price of a share of our common stock on December 31, 2006, of $3.63. At June 30, 2007, the CEO’s SARs were valued at $4.5 million using the closing price of a share of our common stock on June 30, 2007, of $7.20. Valuation of this SAR grant is based upon market and service conditions. The Company recorded $59,000 in compensation expense related to SARs for the year ended December 31, 2006, on our condensed consolidated statement of operations as a component of selling, general and administrative expense. The Company recorded $832,000 in compensation expense related to SARs for the three months ended June 30, 2007, on our condensed consolidated statement of operations as a component of selling, general and administrative expense. The Company recorded $1.1 million in compensation expense related to SARs for the six months ended June 30, 2007, on our condensed consolidated statement of operations as a component of selling, general and administrative expense. The SARs have been recorded in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets for the year ended December 31, 2006, and the six months ended June 30, 2007.

The following table includes assumptions used to value the SARs at December 31, 2006.

Expected volatility	46.91%
Expected dividends	0
Expected Term (in years)	3.56
Risk-free rate	4.72%
Average Number of SARs granted	240,390

The following table includes assumptions used to value the SARs at June 30, 2007.

Expected volatility	43.40%
Expected dividends	0
Expected Term (in years)	2.97
Risk-free rate	4.89%
Average Number of SARs granted	631,622

14. Employee Benefits

Deferred Compensation Plans

The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $3.3 million and $2.4 million at December 31, 2006, and June 30, 2007, respectively, are included in the accompanying condensed consolidated balance sheets among short and long-term accrued liabilities. The Company suspended this plan for 2006, and no deferral of employee compensation earned was allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan. The Company reactivated the plan in 2007.

The Company also sponsors a deferred compensation plan for its Board of Directors. Participants in this plan earn interest on their deferred compensation. Related liabilities of $589,000 and $299,000 at December 31, 2006, and June 30, 2007, respectively, are included in the accompanying condensed consolidated balance sheets among short and long-term accrued liabilities. The Company suspended this plan for 2006, and no deferral of director compensation earned was allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan. The Company reactivated this plan in 2007.

15. Customer and Segment Information

The Company’s continuing operations are currently organized into one operating segment, the domestic channels.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended June 30, 2006 and 2007, and together accounted for a total of 90% and 91% of consolidated subscriber revenue for those periods, respectively.  Three and four of our distributors each accounted for more than 15% of our subscribers for the three months ended June 30, 2006 and 2007, and together accounted for 61% and 77% of our subscribers on those dates, respectively.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the six months ended June 30, 2006 and 2007, and together accounted for a total of 90% and 92% of consolidated subscriber revenue for those periods, respectively.  Three and four of our distributors each accounted for more than 15% of our subscribers for the six months ended June 30, 2006 and 2007, and together accounted for 61% and 77% of our subscribers on those dates, respectively.

16. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

In accordance with the Purchase and Sale Agreement dated February 23, 2005, Sparrowhawk Media Limited has made several warranty and indemnity claims against the Company of approximately $2.0 million. The Company recorded an accrual related to this claim during the year ended December 31, 2006, which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The Company estimated that it may be liable within the range of $500,000 to $1.0 million related to these claims at both December 31, 2006, and June 30, 2007.

On July 27, 2007, a lawsuit was brought against Crown Media Holdings, Inc. and our former Chief Financial Officer, William Aliber, in the U.S. District Court for the Northern District of Illinois.  The plaintiff, Robert Lieblang, claims to have purchased our common shares on the market from August 31, 2005 to April 13, 2006 and to have sold those shares in April 2006 and in August 2006.  The plaintiff alleges that he relied to his detriment on allegedly false and misleading statements by the defendants regarding the possible sale of Crown Media Holdings.  We announced a possible sale in August 2005; in April 2006 we announced the termination of an extensive review of strategic alternatives including a possible sale.  Plaintiff alleges claims under Section 10(b) of the Securities Exchange Act (and Rule 10b-5), the Illinois Consumer Fraud Act and common law fraud.  The complaint seeks compensatory damages of approximately $2.0 million plus interest and $6.0 million in punitive damages.  We are reviewing the allegations and have submitted the claims to an insurer under an insurance policy.  We expect that we will vigorously defend ourselves against these claims.

17. Subsequent Events

On July 27, 2007, the Company issued a promissory note in favor of Hallmark Cards in the principal amount of $33.1 million.  Because payment under the note is not required until July 2009, the related payable to Hallmark Cards has been classified as non-current in the accompanying balance sheet as of June 30, 2007.  Additional information regarding this Tax Note is described above under Note 10 - Related Party Transactions - Tax Sharing Agreement.

On August 1, 2007, Hallmark Licensing, Inc. extended the trademark agreements to September 1, 2008.  Such trademark agreements allow Crown Media United States to name its network services “Hallmark Channel” and “Hallmark Movie Channel.”

In consideration for Hallmark Cards to execute Amendment No. 4 to the Waiver Agreement, on July 27, 2007, the Company executed Copyright Security Agreement and Security and Pledge Agreement for the benefit of Hallmark Cards.  Under the agreements, the Company and its subsidiaries grant security interests to Hallmark Cards in any copyright license and program license agreements and all other personal property.

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

With 82.6 million subscribers (as provided by Nielsen Research) in the United States at June 30, 2007, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. For the second quarter of 2007, the Hallmark Channel finished the quarter as the 11th highest rated advertising-supported cable channel for total day ratings and the 11th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

The Hallmark Movie Channel focuses on movies and mini-series. It will generate advertising revenue in 2007, and as distribution continues to expand, the financial contribution of the Hallmark Movie Channel may grow. The Hallmark Movie Channel is operated through Crown Media Holdings existing infrastructure at a small incremental cost, which has and will continue to increase since the sale of our domestic film library, and we have and will continue to acquire more third-party programming for the Hallmark Movie Channel.

Current Challenges

The Hallmark Channel faces numerous operating challenges. Among them are maintaining and expanding the distribution of the channels, broadening viewership demographics and improving viewership ratings, and increasing advertising sales revenue.

Distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. The current and long-term distribution challenges are renewing our distribution arrangements with the multiple system operators as they expire. Our major distribution agreements have terms which expire at various times through March 2012. Agreements which provide approximately two-thirds of our subscriber base at June 30, 2007, will expire and be the subject of renewal negotiations on or prior to December 31, 2007. While the economics of the renewals and potential cash incentive payments are unknown and could have a significant impact on our business, we believe that the ratings success of the Hallmark Channel and the positive family-friendly environment we have created with our programming schedule will assist us in our renewal discussions. Any renewals of these distribution agreements may also be significant as to whether we are able to maintain or increase our subscriber fees. Since January 1, 2007, the Company has renewed its agreements with three major distributors, accounting for 24% of our subscriber base at June 30, 2007.  One of those renewal agreements was a multi-year agreement in March 2007 with EchoStar Communication Corporation that provided for a repositioning of the Hallmark Channel on the DISH Network, resulting in an addition of approximately 6.4 million Nielsen subscribers in May 2007, and for carrying the Hallmark Movie Channel on a package of the DISH Network, increasing distribution of that Channel by more than 4.0 million subscribers. Also as previously announced, the Company executed in May 2007, a multi-year renewal of its distribution agreement with the National Cable Television Cooperative (“NCTC”). Under the terms of the renewal, the Company will continue to be available to NCTC’s 1,100 member companies.

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

The universe of cable TV subscribers in the United States is approximately 100 million homes.  The top 30 cable TV networks in the United States have at or above 90 million subscribers.  Our goal is to reach 90 million subscribers in the next one to two years.

Three factors have contributed to the ratings of the Hallmark Channel: acquired series and movies, original productions and marketing. Certain acquired series have consistently delivered strong ratings across all day-parts. Original productions are our most high profile programs and generate the channel’s highest ratings. Original productions are significant in helping our distribution and advertising sales teams sell the channel. Substantially all of our original programming has in the past been provided by RHI Entertainment, but we are now acquiring some of this programming from other producers. The Company typically incurs additional marketing expenses surrounding original productions and certain acquired movies.

We sold approximately 50% of our inventory for advertising on our Channels in the upfront market (generally sales in June, July and August for the last quarter of 2007 and the first three quarters of 2008), compared to 46%  sold in the 2006 upfront market. We were able to achieve significant increases in our CPMs in the 2007 upfront market compared to the 2006 upfront market. The balance of advertising inventory has been made available in the scatter market, which in the past and in the first two quarters of 2007 has yielded higher advertising rates than the upfront market.

Critical Accounting Policies, Judgments and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires Crown Media Holdings to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as customer retention patterns, allowance for bad debts, useful lives of assets, cash flow projections used in various asset valuations, income taxes, reserves and other provisions for contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from these estimates.

For further information regarding our critical accounting policies, judgments and estimates, please see the Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report and “Critical Accounting Policies, Judgments and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC. These policies, judgments and estimates concern, among other things, allowance for doubtful accounts, program license fees, subscriber acquisition fees, long-lived assets, residual and participation liabilities, revenue recognition and stock-based compensation.

Effects of Transactions with Related and Certain Other Parties

In 2007 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a tax sharing agreement, the issuance of five promissory notes and a Waiver Agreement. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC and Notes 8, 9, 10 and 11 of Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

On August 1, 2007, Hallmark Licensing, Inc. extended the trademark agreements to September 1, 2008.  Such trademark agreements allow Crown Media United States to name its network services “Hallmark Channel” and “Hallmark Movie Channel.”

In consideration for Hallmark Cards to execute Amendment No. 4 to the Waiver Agreement, on July 27, 2007, the Company executed Copyright Security Agreement and Security and Pledge Agreement for the benefit of Hallmark Cards.  Under the agreements, the Company and its subsidiaries grant security interests to Hallmark Cards in any copyright license and program license agreements and all other personal property.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s financial position and results of operations is currently being evaluated.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statements of operations data for three and six months ended June 30, 2006 and 2007, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries (except ratings and subscriber information). This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percent %			Percent %
	Three Months Ended June 30,		2007 vs.	Six Months Ended June 30,		2007 vs.
	2006	2007	2006	2006	2007	2006
Revenues:
Subscriber fees	$6,379	$6,507	2%	$12,611	$14,002	11%
Advertising	43,549	49,323	13%	81,942	95,321	16%
Film asset license fees	518	—	-100%	788	—	-100%
Sublicense fees and other revenue	76	77	1%	154	156	1%
Total revenues	50,522	55,907	11%	95,495	109,479	15%
Cost of Services:
Programming costs	33,967	38,389	13%	67,560	78,081	16%
Amortization of film assets	8,279	—	-100%	17,143	—	-100%
Impairment of film assets	184,886	—	-100%	184,886	—	-100%
Subscriber acquisition fee amortization	7,723	7,832	1%	15,513	15,680	1%
Operating costs	3,501	2,602	-26%	7,631	5,839	-23%
Total cost of services	238,356	48,823	-80%	292,733	99,600	-66%
Selling, general and administrative expense	13,580	14,453	6%	23,489	29,143	24%
Marketing expense	1,111	4,073	267%	5,368	8,285	54%
Gain on sale of film assets	0	(521)	100%	0	(521)	100%
Loss from continuing operations before interest expense	(202,525)	(10,921)	-95%	(226,095)	(27,028)	-88%
Interest expense	(24,913)	(32,741)	31%	(46,616)	(56,842)	22%
Loss from continuing operations	(227,438)	(43,662)	-81%	(272,711)	(83,870)	-69%
Gain (loss) on sale of discontinued operations	(8)	—	-100%	154	—	-100%
Cumulative effect of change in accounting principal	—	—		(2,099)	—	100%
Net loss	$(227,446)	$(43,662)	-81%	$(274,656)	$(83,870)	-69%

Other Data:
Net cash (used in) provided by operating activities	$1,970	$4,697	138%	$(18,390)	$(8,137)	-56%
Capital expenditures	$(24)	$(377)	1471%	$(27)	$(583)	2059%
Net cash provided by (used in) financing activities	$4,849	$(2,166)	-145%	$19,815	$3,672	-81%
Total domestic day household ratings (1)(3)	0.717	0.644	-10%	0.730	0.687	-6%
Total domestic primetime household ratings (2)(3)	1.140	1.045	-8%	1.127	1.100	-2%
Subscribers at period end	73,274	82,600	13%	73,274	82,600	13%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period January 1 through June 30.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2007

Revenue.  Our revenue from continuing operations, which is comprised of subscriber fees and advertising, increased 11% to $55.9 million for the three months ended June 30, 2007. Our 2% increase to $6.5 million in subscriber fee revenue for the three months ended June 30, 2007, was a result of a net effective rate that was higher on average and increases in the number of subscribers under certain new and existing agreements. A key aspect of the change in net subscriber rates was lower subscriber acquisition fees recorded as a reduction of revenues. Subscriber acquisition fee expense recorded as a reduction of revenue was $1.9 million for the three months ended June 30, 2007, and $2.2 million for the comparable period in 2006. Subscribers have increased as a result of the EchoStar distribution agreement signed in March 2007 and as a result of internal growth pursuant to previously amended distribution agreements in the United States, which provided for incentives for growth in distribution.

The increase in advertising revenue to $49.3 million for the three months ended June 30, 2007, compared to $43.5 million for the three months ended June 30, 2006, reflects the growth in domestic subscribers and an increase in advertising rates, offset in part by a growth in our audience deficiency reserve. Generally, as we have expanded our domestic subscribers and provided higher rated programming, our advertising revenue has increased. The number of advertisers was 439 at both March 31 and June 30, 2007, as compared to 427 at June 30, 2006.

Among the 69 ad-supported cable channels in the United States market, the Hallmark Channel ranked 11th in total day with a 0.644 household rating for the three months ending June 30, 2007 and 11th for primetime with a 1.045 household rating for the same period based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network. Most of the channels that rate above the Hallmark Channel have higher levels of distribution. Domestic day household and primetime household ratings decreased in the second quarter of 2007 compared to the second quarter of 2006 due to the loss of M*A*S*H in primetime and changes to our programming schedule to incorporate fresh programming.

Revenue from our film assets totaled $0 for the three months ended June 30, 2007, compared with $518,000 for the comparable period in 2006.  The Company sold its film assets in December 2006.

Cost of services.  Cost of services as a percent of revenue decreased to 87% in 2007, as compared to 472% in 2006. This decrease was primarily due to the sale of the film assets in December 2006.

Total programming costs for the three months ended June 30, 2007, increased 13% due directly to the expensing (instead of amortizing over a period of time) of certain NICC programming and higher amortization of more original programs produced to air on the Hallmark Channel in the current period as compared to the prior period. We expect continued increases in programming costs in 2007 compared to 2006, because of the sale of our film assets in December 2006 and in order to maintain or improve ratings and enhance our demographics. The $8.3 million decrease in amortization of film assets and $184.9 million decrease in impairment of film assets were primarily due to the sale of our film assets in December 2006.

The Company’s bad debt expense was $355,000 for the three months ended June 30, 2006, as compared to the Company’s negative bad debt expense (meaning a credit) of $343,000 for the three months ended June 30, 2007. This decrease in bad debt expense was due to the Company’s increased collection efforts in 2007 and a reduction in the allowance for doubtful accounts.

Subscriber acquisition fee amortization expense results from subscriber acquisition costs incurred previously by us and amortized over the remaining life of the relevant distribution agreement.

Selling, general and administrative expense.  Our selling, general and administrative expense increased 6% due to a $4.0 million increase and a $832,000 increase in compensation expense related to the obligations of restricted stock units and stock appreciation rights, respectively, offset in part by a $407,000 decrease in depreciation and amortization expense primarily related to assets becoming fully depreciated, a $3.0 million decrease in severance expense, a $519,000 decrease in accounting fees and a $945,000 decrease in legal fees. Our closing stock price was $6.34 at March 31, 2006, and $5.33 at March 31, 2007. Our closing stock price was $4.12 at June 30, 2006, and $7.20 at June 30, 2007. The closing stock prices are used to value both our restricted stock units and our stock appreciation rights. Any increases/decreases in our closing stock price causes increases/decreases in our compensation expense.

Marketing expense.  Our marketing expense increased 267% primarily due to the Company’s marketing promotion surrounding Mother’s Day during the second quarter of 2007. During the same period in 2006, the Company did not hold any promotions.

Gain on sale of film assets.  During the second quarter of 2007, the Company settled a residual and participation liability for $521,000 less than it had originally accrued for it in conjunction with the sale of its film library.  Therefore, the Company recognized a gain on the sale of its film assets during this time period.

Interest expense. The interest expense for the second quarter of 2007 includes a portion of a $33.1 million note provided under the tax sharing agreement by us to Hallmark Cards in July 2007 and the related payable on our balance sheet. See Note 10 to the Unaudited Condensed Consolidated Financial Statements in this Report.  Of the total amount payable to Hallmark Cards, $7.9 million represents interest expense payable pursuant to the Tax Sharing Agreement.

Loss from Continuing Operations.  Loss from operations for the three months ended June 30, 2007, was $43.7 million. Loss from continuing operations for the three months ended June 30, 2006, was $227.4 million. Our loss from continuing operations decreased primarily due the elimination of film assets amortization and the impairment of our film assets.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2007

Revenue.  Our revenue from continuing operations, which is comprised of subscriber fees and advertising, increased 15% to $109.5 million for the six months ended June 30, 2007. Our 11% increase to $14.0 million in subscriber fee revenue for the six months ended June 30, 2007, was a result of higher net effective rates on average, primarily due to a decrease in subscriber acquisition fees applied against revenue, and increase in the number of subscribers. Subscriber acquisition fee expense recorded as a reduction of revenue was $2.9 million for the six months ended June 30, 2007, and $4.3 million for the comparable period in 2006, primarily due to the renewal of distribution agreements and the resulting reversal of certain subscriber acquisition fees associated with the previous agreements during the first quarter of 2007. Subscribers were also positively impacted by the expiration of free carriage periods during 2006 and 2007. Subscribers have increased as a result of the EchoStar distribution agreement signed in March 2007 and as a result of internal growth pursuant to previously amended distribution agreements in the United States, which provided for incentives for growth in distribution.

The increase in advertising revenue to $95.3 million for the six months ended June 30, 2007, compared to $81.9 million for the six months ended June 30, 2006, reflects the growth in domestic subscribers and an increase in advertising rates for the reasons indicated above for the second quarter.

Among the 69 ad-supported cable channels in the United States market, the Hallmark Channel ranked 11th in total day with a 0.687 household rating for the six months ending June 30, 2007 and 10th for primetime with a 1.100 household rating for the same period based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network. Most of the channels that rate above the Hallmark Channel have higher levels of distribution.

Revenue from our film assets totaled $0 for the six months ended June 30, 2007, compared with $788,000 for the comparable period in 2006.  The Company sold its film assets in December 2006.

Cost of services.  Cost of services as a percent of revenue decreased to 91% in 2007, as compared to 307% in 2006. This decrease was primarily due to the sale of our film assets in December 2006.

Total programming costs for the six months ended June 30, 2007, increased 16% due directly to the expensing (instead of amortizing over a period of time) of certain NICC programming and higher amortization of more original programs produced to air on the Hallmark Channel in the current period as compared to the prior period. In addition, in the first quarter of 2007, we had $1.7 million in write-offs of certain programming. The $17.1 million decrease in amortization of film assets and the $184.9 million decrease in impairment of film assets were primarily due to the sale of our film assets in December 2006.

The Company’s bad debt expense was $1.3 million for the six months ended June 30, 2006, as compared to the Company’s negative bad debt expense of $13,000 for the six months ended June 30, 2007. This decrease in bad debt expense was due to the Company’s increased collection efforts in 2007.

Subscriber acquisition fee amortization expense results from subscriber acquisition costs incurred previously by us and amortized over the remaining life of the relevant distribution agreement.

Selling, general and administrative expense.  Our selling, general and administrative expense increased 24% due to a $7.3 million increase and a $1.1 million increase in compensation expense related to the obligations of restricted stock units and stock appreciation rights, respectively, offset in part by a $789,000 decrease in depreciation and amortization expense primarily related to assets becoming fully depreciated, a $ 3.0 million decrease in severance expense, a $943,000 decrease in accounting fees and a $964,000 decrease in legal fees.

Marketing expense.  Our marketing expense increased 54% primarily due to the Company’s marketing promotions surrounding Valentine’s Day and Mother’s Day during 2007. During the same period in 2006, the Company held one promotion during January.

Gain on sale of film assets.  The Company settled a residual and participation liability for $521,000 less than it had originally accrued for it in conjunction with the sale of its film library.  Therefore, the Company recognized a gain on the sale of its film assets during this time period.

Interest expense.  Interest expense increased for the six months ended June 30, 2007, compared to June 30, 2006, by $10.2 million.  This increase was due to the $3.4 million increase in interest on our $400.0 million senior unsecured note, the $960,000 increase in interest on our $132.8 million note payable to Hallmark Cards affiliates, the $655,000 increase in interest on our $70.4 million note payable to Hallmark Cards affiliates commencing March 21, 2006, the $554,000 increase in interest on our $86.3 million note payable to Hallmark Cards affiliates, and offset in part by the $3.3 million decrease in interest on our bank credit facility due to a lower principal balance.  The majority of the aforementioned increases occurred due to increases in principal balances.

Additionally, interest expense for the six months ended June 30, 2007, includes a portion of a $33.1 million note provided under the tax sharing agreement by us to Hallmark Cards in July 2007 and the related payable in our balance sheet as indicated above.

Loss from Continuing Operations.  Loss from operations for the six months ended June 30, 2007, was $83.9 million. Loss from continuing operations for the six months ended June 30, 2006, was $272.7 million. Our loss from continuing operations decreased primarily due to the elimination of film assets amortization and the elimination of the impairment of film assets.

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

Liquidity and Capital Resources

Cash used in operating activities from continuing operations was $18.4 million and $8.1 million for the six months ended June 30, 2006 and 2007. Loss from continuing operations for the six months ended June 30, 2006 and 2007, was $272.7 million and $83.9 million, respectively. During the six months ended June 30, 2006, the Company made payments of $10.3 million for subscriber acquisition fees. During the six months ended June 30, 2007, the Company made payments of $96,000 for subscriber acquisition fees.

Cash used in investing activities was $6.5 million and $2.6 million for the six months ended June 30, 2006 and 2007, respectively. During the six months ended June 30, 2006, the Company made payments to the buyer of the international business of $6.5 million. During the six months ended June 30, 2007, the Company made payments to the buyer of the international business of $2.0 million.

Cash provided by financing activities was $19.8 million and $3.7 million for the six months ended June 30, 2006 and 2007, respectively. During the six months ended June 30, 2006 and 2007, we received proceeds of $5.0 million and $0, respectively, from our tax sharing agreement with Hallmark Cards. We borrowed $15.0 million and $6.0 million under our credit facility to cover the cash we used in operating and investing activities during the six months ended June 30, 2006 and 2007, respectively. We made $2.0 million of payments on the credit facility during the six months ended June 30, 2007.

The aggregate maturity of a new related party long-term debt for each of the five years subsequent to June 30, 2007, is as follows:

	Payments Due by Period
	Total	1 year	2 years	3 years	4 years	5 years
	(In thousands)
Note payable to Hallmark Cards, with principal due July 27, 2009	33,082	—	—	33,082	—	—

Cash Flows

As of June 30, 2007, the Company had $6.9 million in cash and cash equivalents on hand. As of June 30, 2007, the Company had borrowed $91.6 million from a $130.0 million revolving bank credit facility, which matures May 31, 2008.

The Company’s principal sources of funds are cash on hand, cash generated by operations and amounts available under the Company’s revolving bank credit facility. The Company’s tax sharing agreement with Hallmark Cards has previously also been a source of cash. However, we do not expect to receive or pay any cash related to this agreement in the next twelve months.

As of the date of this report, we believe that it is reasonably possible that the Put Right described in Note 11 below regarding shares of our Class A common stock owned by National Interfaith Cable Coalition, Inc. (“NICC”) will be exercisable between August 30, 2007, and November 1, 2007.  In such event, we also believe that it would be reasonably possible that NICC would exercise the Put Right upon which we would be required to buy all such shares (4.4 million shares as of June 30, 2007) at the then current market value.  NICC’s exercise of the Put Right would cost the Company approximately $28.8 million, based on the closing stock price of Class A common stock on August 3, 2007, of $6.61.  We likely would need to finance such a redemption using funds obtained from outside sources.  It is also possible that NICC and its affiliates might sell our shares on the open market or otherwise decide not to exercise the Put Right.  Our liquidity during the remainder of 2007 and our discussions and expectations regarding liquidity through August 15, 2008, are highly dependent upon our ability to raise capital through external sources in the event NICC exercises the Put Right.

The Company believes that, under the Put Right, NICC could not require us to buy approximately 634,000 additional Crown shares that NICC invested in HEIC to facilitate the Company’s participation in the tax sharing agreement.  However, if the Company negotiated a redemption of such shares, the Company would require an additional $4.2 million of funding, based on the August 3, 2007 price.

There is no certainty that the Put Right will be exercised.  However, the Company has commenced a preliminary analysis of funding alternatives.  Among the Company’s considerations is the effect, if any, that a funding alternative may have on the Company’s ability to continue participation in the tax sharing agreement with Hallmark Cards.  If the Company is unable to continue participation in the tax sharing agreement, the Company would not receive any benefit from tax operating loss carryforwards until such time as the Company reports taxable income.

The Company currently has $38.4 million of unused revolving credit capacity. The Company’s ability to borrow additional amounts under the current credit facility is not limited or restricted as long as no covenants, representations or warranties are violated.

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

The Company currently believes that cash on hand, cash generated by operations and borrowing availability under its bank credit facility, when combined with the deferral of any required payments on related-party debt and related interest mentioned below, will be sufficient to fund the Company’s operations and meet its liquidity needs through August 15, 2008.  This statement is qualified with respect to the possible exercise of the Put Right described above.

The Company intends to extend or refinance the Bank credit facility prior to or upon its maturity. Any such extension or refinancing might require a continuation of a letter of credit from Hallmark Cards or other steps by the Company and, thus, is not assured. If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and either (1) the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility or (2) Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time after August 15, 2008, under the terms of the waiver and standby purchase agreement (“Waiver Agreement”) described below.

Upon maturity of the credit facility on May 31, 2008, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, and instead may elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, would adversely affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company, if it has not secured an extension of the credit facility or alternative financing, would cause Hallmark Cards pursuant to the terms of the Waiver Agreement to exercise its option to purchase all of the outstanding indebtedness under the credit facility and the credit facility would then be subject to terms of the Waiver Agreement.

Due to the Company’s possible inability to meet its obligations when they come due in August 2008, the Company anticipates that prior to August 15, 2008, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, a sale of certain assets or other strategic alternatives.

Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement

For information regarding our Bank Credit Facility, HC Crown Loans and Tax Sharing Agreement, please see “Bank Credit Facility, HC Crown Loans, and Tax Sharing Agreement” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC and Notes 8 and 9 of Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

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

Further, as discussed in this Report under “Liquidity and Capital Resources” above, we need to (1) extend, refinance or replace our bank line of credit on or prior to May 31, 2008, or to extend or replace borrowings from Hallmark Cards by August 15, 2008, that would result from the banks drawing upon the irrevocable letter of credit supporting the bank credit facility, (2) extend or refinance outstanding notes payables to Hallmark Cards and its subsidiaries on or prior to August 15, 2008, and (3) if the Put Right of NICC becomes exercisable and is exercised, obtain outside financing to cover the repurchase of common stock under the Put Right.

Upon maturity of the credit facility on May 31, 2008, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, but instead can elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, could affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, the Company would consider various alternatives as indicated above.  The Company could also cause Hallmark Cards, pursuant to the terms of the Waiver Agreement, to exercise its option to purchase all of the outstanding indebtedness under the credit agreement. The credit facility would then be subject to Hallmark Cards agreement not to demand payment prior to August 15, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2007, the decline of the fair value of the fixed income portfolio would not be material.

As of June 30, 2007, our cash, cash equivalents and short-term investments had a fair value of $6.9 million, which were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At June 30, 2007, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three and six months ended June 30, 2007, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of June 30, 2007, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $6.9 million, or less than 1% of total assets, as of June 30, 2007. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our line of credit and interest payable to HC Crown, our line of credit and interest payable to Hallmark Cards affiliate, and our note and interest payable to Hallmark Cards affiliate. The balance of those liabilities was $499.0 million, or 37% of total liabilities, as of June 30, 2007. Net interest expense for the three months ended June 30, 2007, was $32.7 million, 59%, of our total revenue. Net interest expense for the six months ended June 30, 2007, was $56.8 million, 52%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from levels as of June 30, 2007, our interest expense for the quarter would change correspondingly by $705,000 and $1.9 million for each of the three and six months.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item I.  Legal Proceedings

On July 27, 2007, a lawsuit was brought against Crown Media Holdings, Inc. and our former Chief Financial Officer, William Aliber, in the U.S. District Court for the Northern District of Illinois.  The plaintiff, Robert Lieblang, claims to have purchased our common shares on the market from August 31, 2005 to April 13, 2006 and to have sold those shares in April 2006 and in August 2006.  The plaintiff alleges that he relied to his detriment on allegedly false and misleading statements by the defendants regarding the possible sale of Crown Media Holdings.  We announced a possible sale in August 2005; in April 2006 we announced the termination of an extensive review of strategic alternatives including a possible sale.  Plaintiff alleges claims under Section 10(b) of the Securities Exchange Act (and Rule 10b-5), the Illinois Consumer Fraud Act and common law fraud.  The complaint seeks compensatory damages of approximately $2.0 million plus interest and $6.0 million in punitive damages.  We are reviewing the allegations and have submitted the claims to an insurer under an insurance policy.  We expect that we will vigorously defend ourselves against these claims.

Item 1A.  Risk Factors

See “Risks Relating to Our Business” in Part I, Item 2 above for information on changes to risk factors.

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2007 annual meeting of stockholders was held on June 28, 2007.  The following proposals were voted upon at the meeting, with the following number of votes cast for, against or withheld:

Proposal 1: Election of Directors

Name	Number of Votes For	Votes Withheld	Abstentions and Broker Non-Votes

Wilford V. Bane, Jr.	373,639,847	749,703	-0-
Glenn Curtis	373,804,632	584,918	-0-
Fred Dressler	374,262,269	127,281	-0-
Brian E. Gardner	373,685,591	703,959	-0-
Herbert Granath	374,229,291	160,259	-0-
David E. Hall	373,574,519	815,031	-0-
Donald J. Hall, Jr.	373,798,086	591,464	-0-
Irvine O. Hockaday, Jr.	373,426,297	963,253	-0-
Anil Jagtiani	373,778,360	611,190	-0-
A. Drue Jennings	374,073,976	315,574	-0-
Peter A. Lund	373,477,333	912,217	-0-
Henry Schleiff	373,971,491	418,059	-0-
Deanne R. Stedem	373,585,064	678,976	-0-

Proposal 2:

	Number of Votes For	Votes Against	Abstentions and Broker Non-Votes
Consider and approve the performance based compensation payable to the Company’s President and Chief Executive Officer and other executive officers.	369,157,856	1,094,921	5,174,736

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

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

3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1	Amendment No. 4 to Waiver and Standby Purchase Agreement dated August 3, 2007, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc.
10.2*	Crown Media Holdings, Inc. 2007 Annual Advertising Sales Commission Plan**
10.3	Promissory Note in the amount of $33,082,019, dated July 27, 2007, issued by Crown Media Holdings, Inc. in favor of Hallmark Cards, Incorporated.
10.4

Amendment No. 13, dated as of July 27, 2007, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank.

10.5

Amended and Restated Subordination and Support Agreement, dated as of July 27, 2007, among Crown Media Holdings, Inc., Hallmark Cards, Incorporated and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) as agent for the Lenders and the Issuing Bank referred to in the Credit Agreement

10.6	Copyright Security Agreement, dated July 27, 2007, executed by Crown Media Holdings, Inc. and its subsidiaries for the benefit of Hallmark Cards, Incorporated.
10.7	Security and Pledge Agreement, dated July 27, 2007, by and among Crown Media Holdings, Inc., its subsidiaries and Hallmark Cards, Incorporated.
10.8*

Amendment to Employment Agreement, dated as of May 22, 2007, by and between William Abbott and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2007 and incorporated herein by reference).

10.9*

Third Amendment to Employment Agreement, dated as of June 13, 2007, by and between David Kenin and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference).

10.10	Trademark License Extension Agreement (Hallmark Movie Channel), dated August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.
10.11	Trademark License Extension Agreement (Hallmark Channel), dated August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.
31.1	Rule 13a-14(a) Certification executed by the Company’s Acting Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

* Management contract or compensating plan or arrangement.
** Portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ HENRY S. SCHLEIFF	Principal Executive	August 8, 2007
Officer
Henry S. Schleiff

By:	/s/ BRIAN C. STEWART	Principal	August 8, 2007
Financial and
	Brian C. Stewart	Accounting Officer