Form 10-Q
period 2007-09-30
CROWN MEDIA HOLDINGS INC
filed 2007-11-08
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 2, 2007, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of September 30,
	2006	2007
ASSETS
Cash and cash equivalents	$13,965	$3
Accounts receivable, less allowance for doubtful accounts of $246 and $299, respectively	57,079	58,285
Program license fees—affiliates	115	112
Program license fees—non-affiliates	111,909	126,630
Receivable from buyer of international business	24	—
Prepaid and other assets	4,202	4,545
Prepaid program license fee assets	10,271	12,937
Total current assets	197,565	202,512

Accounts receivable	850	443
Program license fees—affiliates	274	190
Program license fees—non-affiliates	185,620	148,085
Subscriber acquisition fees, net	41,665	13,255
Property and equipment, net	16,313	15,775
Goodwill	314,033	314,033
Prepaid and other assets	11,463	8,439
Total assets	$767,783	$702,732

See accompanying notes to unaudited condensed consolidated financial statements.

	As of December 31,	As of September 30,
	2006	2007
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Accounts payable and accrued liabilities	$26,588	$29,492
Accrued restricted stock units	1,513	4,216
Subscriber acquisition fees payable	2,071	865
License fees payable to affiliates	2,275	3,911
License fees payable to non-affiliates	96,085	94,838
Payables to RHI and related companies	168	—
Payables to affiliates	13,777	15,499
Payable to buyer of international business	5,098	4,566
Interest payable	59	90
Capital lease obligations	672	721
Deferred credit from technical services agreement	1,213	662
Total current liabilities	149,519	154,860

Accrued liabilities	25,291	18,699
License fees payable to non-affiliates	88,951	84,990
Payable to buyer of international business	4,771	2,274
Credit facility	87,633	80,934
Line of credit and interest payable to HC Crown	93,465	99,398
Line of credit and interest payable to Hallmark Cards affiliate	53,364	56,745
Senior unsecured note to HC Crown, including accrued interest	562,167	605,977
Note and interest payable to Hallmark Cards affiliate	146,397	155,674
Note and interest payable to Hallmark Cards	—	27,166
Capital lease obligations	15,498	14,951
Company obligated mandatorily redeemable preferred interest	16,483	18,138
Deferred credit from technical services agreement	3,188	2,299
Total liabilities	1,246,727	1,322,105
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK, Class A common stock, $.01 par value; 0 and 4,357,066 shares issued and outstanding as of December 31, 2006 and September 30, 2007	—	31,937
STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 and 69,760,588 shares issued and outstanding as of December 31, 2006 and September 30, 2007, respectively	741	698
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2006 and September 30, 2007	307	307
Paid-in capital	1,457,032	1,406,456
Accumulated deficit	(1,937,024)	(2,058,771)
Total stockholders’ deficit	(478,944)	(651,310)
Total liabilities and stockholders’ deficit	$767,783	$702,732

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue:
Subscriber fees	$6,022	$7,389	$18,633	$21,391
Advertising	40,229	47,819	121,228	142,750
Advertising by Hallmark Cards	2	—	945	390
Film asset license fees	989	—	1,777	—
Sublicense fees and other revenue	76	104	230	260
Total revenue, net	47,318	55,312	142,813	164,791
Cost of Services:
Programming costs
Affiliates	3,652	11,247	9,154	21,149
Non-affiliates	31,404	35,148	93,462	103,327
Amortization of film assets	4,560	(4,739)	21,703	(5,260)
Impairment of film assets	40,946	—	225,832	—
Subscriber acquisition fee amortization expense	7,747	7,048	23,260	22,728
Amortization of capital lease obligation	289	289	868	868
Other costs of services	1,786	2,933	8,838	8,193
Total cost of services	90,384	51,926	383,117	151,005
Selling, general and administrative expense	10,682	11,578	32,489	39,828
Marketing expense	3,483	3,565	8,851	11,850
Depreciation and amortization expense	635	377	2,317	1,270
Loss from operations	(57,866)	(12,134)	(283,961)	(39,162)
Interest income	625	343	2,294	1,087
Interest expense	(27,086)	(26,086)	(75,371)	(83,672)
Loss before discontinued operations and cumulative effect of change in accounting principle	(84,327)	(37,877)	(357,038)	(121,747)
(Loss) gain from sale of discontinued operations, net of tax	(1)	—	153	—
Loss before cumulative effect of change in accounting principle	(84,328)	(37,877)	(356,885)	(121,747)
Cumulative effect of change in accounting principle	—	—	(2,099)	—
Net loss and comprehensive loss	$(84,328)	$(37,877)	$(358,984)	$(121,747)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,788	104,788	104,788	104,788
Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	$(0.80)	$(0.36)	$(3.41)	$(1.16)
(Loss) gain per share from discontinued operations, basic and diluted	(0.00)	—	0.00	—
Cumulative effect of change in accounting principle, basic and diluted	—	—	(0.02)	—
Net loss per share, basic and diluted	$(0.80)	$(0.36)	$(3.43)	$(1.16)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(358,984)	$(121,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of discontinued operations	(153)	—
Impairment of film assets	225,832	—
Depreciation and amortization	156,484	147,935
Accretion on company obligated mandatorily redeemable preferred interest	1,460	1,655
Provision for allowance for doubtful accounts	254	95
Cumulative effect of change in accounting principle	2,099	—
Loss on sale of property and equipment	205	36
Stock-based compensation	(3,306)	5,671
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	18,879	(894)
Decrease in receivable from buyer of international business	389	24
Additions to program license fees	(52,264)	(101,576)
(Additions) deletions to subscriber acquisition fees	(224)	858
Decrease in prepaid and other assets	(2,571)	(1,124)
Decrease in accounts payable, accrued and other liabilities	(7,692)	(1,561)
Increase in interest payable	55,200	70,915
Decrease in subscriber acquisition fees payable	(10,071)	(1,206)
Decrease in license fees payable to non-affiliates	(50,127)	(5,208)
Increase in license fees payable to affiliates	2,178	1,635
Increase in payables to affiliates	1,247	1,723
Decrease in deferred revenues	(254)	—
Net cash used in operating activities	(21,419)	(2,769)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(400)	(970)
Payments to buyer of international business	(7,451)	(3,028)
Proceeds from disposition of property and equipment	—	3
Net cash used in investing activities.	(7,851)	(3,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	114	—
Proceeds from tax sharing agreement with Hallmark Cards	11,982	—
Borrowings under the credit facility	15,000	7,145
Payments on the credit facility	(3,500)	(13,845)
Principal payments on capital lease obligations	(454)	(498)
Net cash provided by (used in) financing activities	23,142	(7,198)
Net decrease in cash and cash equivalents	(6,128)	(13,962)
Cash and cash equivalents, beginning of period	15,926	13,965
Cash and cash equivalents, end of period	$9,798	$3

Supplemental disclosure of cash and non-cash activities:
Interest paid	$14,221	$6,721
Income taxes paid	$4	$—
Tax sharing payment from Hallmark Cards applied to note payable to Hallmark Cards affiliate	$17,999	$6,510
Payment to Hallmark Cards on note payable to Hallmark Cards affiliate	$3,111	$—
Reduction of additional paid-in capital for obligation to return amounts previously received as capital contributions under tax sharing agreement	$—	$25,192
Reclassification of common stock and paid-in capital to Redeemable Common Stock	$—	$31,937

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2007

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its wholly-owned subsidiary, Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television channels (collectively the “Hallmark Channel,” the “Hallmark Movie Channel,” the “channel” or collectively the “channels”) dedicated to high quality, entertainment programming for adults and families in the United States. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments” or “HEIC”, the Company’s majority shareholder and direct parent), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), the National Interfaith Cable Coalition, Inc. (“NICC”), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”).

Liquidity

As of September 30, 2007, the Company had $3,000 in cash and cash equivalents on hand. As of September 30, 2007, the Company had borrowed $80.9 million from a $130.0 million revolving bank credit facility, which matures May 31, 2008.

The Company’s principal sources of funds are cash on hand, cash generated by operations and amounts available under the Company’s revolving bank credit facility. Previously, the Company’s tax sharing agreement with Hallmark Cards has also been a source of cash. However, we do not expect to receive or pay any cash related to this agreement in the next twelve months.

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

The Company currently believes that cash on hand, cash generated by operations and borrowing availability under its bank credit facility, when combined with the deferral of any required payments on related-party debt and related interest mentioned below, will be sufficient to fund the Company’s operations and meet its liquidity needs through November 15, 2008.  The Company anticipates that its principal uses of cash during the next twelve months will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming, and interest under its bank credit facility. This paragraph is qualified in its entirety with respect potential consequences of the Put Right described below.

The Company intends to extend or refinance the Bank credit facility prior to or upon its maturity. Any such extension or refinancing might require a continuation of a letter of credit from Hallmark Cards or other steps by the Company and, thus, is not assured. If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and either (1) the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility or

(2) Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time after November 15, 2008, under the terms of the waiver and standby purchase agreement (“Waiver Agreement”) described below.

Upon maturity of the credit facility on May 31, 2008, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, and instead may elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings would adversely affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company, if it has not secured an extension of the credit facility or alternative financing, would cause Hallmark Cards pursuant to the terms of the Waiver Agreement to exercise its option to purchase all of the outstanding indebtedness under the credit facility and the credit facility would then be subject to terms of the Waiver Agreement.

Because of the Company’s possible inability to meet its obligations when they come due in November 2008, the Company anticipates that prior to November 15, 2008, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives.

Effects of Transactions with NICC on Liquidity

On October 28, 2007, NICC purportedly exercised the Put Right, described below in Note 10, by making formal demand that the Company purchase all of the 4,357,066 shares of Class A common stock owned by NICC.  The Company subsequently informed NICC that exercise of the Put Right constituted a breach of a binding agreement in which, among other things, NICC agreed not to exercise the Put Right and which resulted from negotiations between the companies during September 2007. Whether the purported exercise by NICC of the Put Right will have an adverse impact on the Company’s liquidity depends on future developments that cannot be predicted at this time.  Some possible results are described below.

NICC proposed that its purchase demand be settled on January 4, 2008.  If settled, the purchase price per share, yet to be determined as of the date of this Report, will be the 30-day average closing price from October 8, 2007 through November 16, 2007, inclusive.  The 21-day average closing price from October 8, 2007 through November 5, 2007, inclusive, was $7.74.  The closing price on November 5, 2007 was $6.80.  Using either the 21-day average or the November 5, 2007, closing price, the aggregate purchase price would be approximately $33.7 million or $29.6 million, respectively.

If the Company were required to or agreed to purchase the Class A shares of NICC under the terms of the Put Right, the Company would likely need to finance the purchase by selling all or a portion of the repurchased shares or obtaining additional capital through borrowings.  The Company’s ability to use proceeds from an equity or debt financing for the repurchase of the Class A shares or operations is also dependent on obtaining approval from Hallmark Cards not to use such “Excess Cash Flow” as prepayments on outstanding debt to Hallmark Cards as provided in the Waiver and Standby Purchase Agreement described below in Note 8.  Such approval cannot be guaranteed.

Another possibility is that the Company and NICC proceed to litigation concerning the purported exercise of the Put Right.  In that event, NICC would be legally required to mitigate damages in a reasonable manner.  Mitigation of damages could result in NICC’s selling all or part of the Class A shares in the public market or through private sales.  Amounts received from such sales would reduce any damage allegedly sustained by NICC.  If the Company is successful in defending any claim of NICC regarding the Put Right, the attempted exercise of the Put Right would not have a material effect on the Company’s liquidity.

The purchase of the Class A shares would require the consent of the bank lenders under the credit facility because of a covenant concerning restricted payments.  Delaware corporate law limits the purchase of shares out of “net assets” in excess of the par value of issued shares.  Net assets may be valued on a basis other than the amounts on the balance sheet.  The Company has not conducted a valuation of the net assets to determine whether the repurchase of shares from NICC is possible under this limitation.  The Company would conduct such a valuation before concluding that the purchase of Class A shares owned by NICC would be allowed under Delaware law.

Redeemable Common Stock

For financial reporting purposes, as of September 30, 2007, the Company has reclassified 4,357,066 shares allegedly subject to the Put Right from common stock and paid-in capital to redeemable common stock.  The reasons are that NICC’s purported exercise of the Put Right will be resolved only through further negotiation or litigation and, thus, whether the common stock will be purchased under the alleged Put Right is beyond the sole control of the Company.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 845,000 and 356,000 stock options for the three and nine months ended September 30, 2006 and 2007, respectively, have been excluded from the calculations of loss per share because their effect would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to conform prior periods’ financial information to the current presentation.

During the second quarter of 2007, the Company reduced its estimate of a residual and participation liability related to the Company’s use of the film assets prior to the sale to RHI for $521,000 less than it had originally accrued.  The Company recognized a gain on the sale of film assets in this amount during this time period. During the third quarter of 2007, the Company reclassified the $521,000 gain on sale of film assets to  negative amortization of film assets.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Account Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS 159 will be effective for the Company as of January 1, 2008. The Company is evaluating the provisions of SFAS 159; it is unknown whether the Company will from time-to-time elect the optional measurement provisions or whether SFAS 159 will otherwise have any significant effect on the Company’s future reported financial position or results of operations.

3. Film Library Impairment

In the second quarter of 2006 the Company retained an investment banking firm to solicit interest from third parties for the potential purchase of the Crown Library.  As a result of non-binding bids received in the second quarter and the then proposed terms of an agreement dated October 5, 2006 for the sale of the Crown Library, management deemed it necessary to review its film assets for impairment as of both June 30, 2006 and September 30, 2006.  The fair values used in the impairment analyses were derived by management taking into account the following: (1)  the implied fair value from bid parties and a contractual sales price at June 30, 2006 and September 30, 2006, respectively, with adjustments to take into account the terms of the proposed sale including the estimated future cost of the Company’s indemnification of the buyer for retention of residual and participation liabilities arising from the buyer’s use of the Crown Library for a 10-year period following the closing of the sale; (2) the estimated fair value of rights for the Company’s non-exclusive use of certain films for showing on its Hallmark Movie Channel for a limited period of time; and (3) the amount of accounts receivable related to the film library. The resulting non-cash impairment charges of $40.9 million and $225.8 million for the three and nine months ended September 30, 2006, respectively, are included in impairment of film assets on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The non-binding bids received in the second quarter of 2006 were solicited with an assumption that a buyer would acquire the library along with the obligation to remit residual and participation payments related to post-sale use of the library without financial assistance from the Company.  Management subsequently determined that it was likely that the Company would indemnify the purchaser for such payments for a period of 10 years.  Because management believed that its estimate of the fair value of the 10-year indemnification differed significantly from the corresponding value ascribed by bidders, as only the bid from RHI Entertainment LLC included the term requiring Crown to retain the residual and participation liability, it was necessary to adjust the bids for management’s estimate of the fair value of the 10-year indemnification.  Accordingly, it was necessary to make assumptions from the both the Company’s perspective and the perspective of potential buyers with respect to (a) future cash flows from use of the library in the hands of a buyer, (b) average residual and participation rates applicable to such future sales, (c) future tax rates, and (d) discount rates that may be applicable to potential buyers.  It was also necessary to make assumptions with respect to the estimated fair value of licenses to Crown to use a then-unspecified group of films for a limited period of time following a sale.  Such assumptions included (a) the number of films to be licensed, (b) the length of such licenses, (c) future cash flows, (d) average residual and participation rates applicable to such future sales, and (e) discount rates that may be applicable to potential buyers.

In connection with the impairment analysis at September 30, 2006 management again estimated the fair value of the proposed 10-year indemnification for residuals and participations using the applicable assumptions described above.  Further, having then identified the group of films as to which Crown was to receive licenses for limited future use, management estimated the fair value of such licenses using assumptions that included (a) a presumption that the Company’s most recent rate card for exclusive third-party use was relevant and (b) a discount to be applied to such rates to reflect the Company’s non-exclusive rights.

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

In preparing the impairment analyses management relied upon various estimates which were based on information known at the time of the analyses.

4. Residual and Participation Liabilities

On December 15, 2006, we completed the sale of domestic rights and certain international ancillary rights to our library of approximately 620 television movies, mini-series and series (the “Crown Library”) to RHI Entertainment LLC (“RHI”).  Included in accounts payable and accrued liabilities is $10.6 million at December 31, 2006, and $11.8 million at September 30, 2007, respectively, related to residuals and participations that RHI would otherwise be obligated to pay to third parties in connection with domestic film library sales between the December 2006 sale and December 2016. The Company’s actual cost of this obligation will depend on the actual sales of these films by RHI but, in no event, will exceed $22.5 million. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of the film assets and reflected in continuing operations in future periods.

During the second quarter of 2007, the Company reduced its estimate of a residual and participation liability related to the Company’s use of the film assets prior to the sale to RHI for $521,000 less than it had originally accrued.  Therefore, the Company recognized negative amortization of film assets in this amount during this time period.

During the third quarter of 2007, the Company completed an analysis of its residual and participation liability, related to the Company’s licenses of the film assets prior to the sale to RHI.  Using new information that became available during the third quarter of 2007, the Company was able to more accurately estimate amounts due and make payments on certain obligations, as well as analyze and determine potential amounts due for exploitation of the films during the referenced period.  The Company determined that it needed to reduce its liability by $4.7 million, and thus, recorded a negative amortization of film assets in this amount during this time period.

Also, included in accounts payable and accrued liabilities as December 31, 2006, and as of September 30, 2007, is $4.5 million and $4.9 million, respectively, for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015.  The Company’s actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from sale of discontinued operations in future periods.

5. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of September 30,
	2006	2007
	(In thousands)
Subscriber acquisition fees, at cost	$189,391	$178,939
Accumulated amortization	(147,726)	(165,684)
Subscriber acquisition fees, net	$41,665	$13,255

Of the net balance at September 30, 2007, the Company expects $8.6 million will be recognized as a reduction of subscriber fee revenue and $4.7 million will be recognized as subscriber acquisition fee expense in future periods.

As of December 31, 2006, and September 30, 2007, the unaudited condensed consolidated balance sheets also reflect subscriber acquisition fees payable of $2.1 million and $865,000, respectively. For the three months ended September 30, 2006 and 2007, the Company made cash payments of $0 and $250,000, respectively, relating to current subscriber acquisition fee obligations.  During the nine months ended September 30, 2006 and 2007, the Company made cash payments of $10.3 million and $348,000, respectively, relating to current subscriber acquisition fee obligations.

6. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of September 30,
	2006	2007
	(In thousands)
Program license fees—RHI Entertainment Distribution	$212,143	$227,425
Program license fees—NICC	197	197
Program license fees—other affiliates	368	368
Program license fees—other non-affiliates	326,552	319,761
Program license fees, at cost	539,260	547,751
Accumulated amortization	(241,342)	(272,734)
Program license fees, net	$297,918	$275,017

Programming costs for the three months ended September 30, 2006 and 2007, were $35.1 million and $46.4 million, respectively.  Programming costs for the nine months ended September 30, 2006 and 2007, were $102.6 million and $124.5 million, respectively.

At December 31, 2006, and September 30, 2007, $10.3 million and $12.9 million of program license fees were included in prepaid program license fee assets on the accompanying unaudited condensed consolidated balance sheets as the license periods had not commenced.

License fees payable are comprised of the following:

	As of December 31,	As of September 30,
	2006	2007
	(In thousands)
License fees payable—RHI Entertainment Distribution	$18,439	$9,414
License fees payable—NICC	2,275	3,911
License fees payable—non-affiliates	166,597	170,414
Total license fees payable	187,311	183,739
Less current maturities	(98,360)	(98,749)
Long-term license fees payable	$88,951	$84,990

7. Credit Facility

At September 30, 2007, the Company had an amended credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to the Company a secured revolving credit facility with availability of up to $130.0 million. At September 30, 2007, the outstanding balance under the credit facility was $80.9 million, and the Company had at that date $49.1 million of unused revolving credit capacity. The Company’s ability to borrow additional amounts under the credit facility is not limited or restricted, so long as no covenants, representations or warranties are violated. The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment dated as of July 27, 2007. The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

Each borrowing under the bank credit facility bears interest at a Eurodollar rate or an alternate base rate as the Company may request at the time of borrowing in accordance with the credit agreement. The Eurodollar rate is based on the London interbank market for Eurodollars and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rates change. The Company is required to pay a commitment fee of 0.15% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments.

At December 31, 2006, and September 30, 2007, the Company had outstanding borrowings of $87.6 million and $80.9 million, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2006, $87.6 million of the outstanding balance bore interest at the Eurodollar rate (6.10% at December 31, 2006) and $0 bore interest at the JP Morgan Chase Bank prime rate. At September 30, 2007, $80.9 million of the outstanding balance bore interest at the Eurodollar rate (5.88% at September 30, 2007) and $0 bore interest at the JP Morgan Chase Bank prime rate. Under the credit facility, $1.1 million bore interest at the JP Morgan Chase Bank prime rate (7.75%) for three days during September 2007. Interest expense on borrowings under the credit facility for each of the three months ended September 30, 2006 and 2007, was $3.5 million and $1.4 million, respectively.  Interest expense on borrowings under the credit facility for each of the nine months ended September 30, 2006 and 2007, was $9.7 million and $4.3 million, respectively.

Covenants

The credit facility, as amended, contains affirmative and negative covenants.  The Company’s Annual Report on Form 10-K contains a detailed description of these covenants. The Company was in compliance with these covenants at September 30, 2007.

Amendment No. 12, dated as of March 2, 2007, extended the maturity date of the revolving credit facility to May 31, 2008. Additionally, the amendment provided for the Hallmark Cards letter of credit to be replaced by a JP Morgan Bank letter of credit for the $130.0 million, with an expiration date of June 10, 2008.

Amendment No. 13, dated as of July 27, 2007, allowed the Company to grant a security interest in substantially all of the its assets to Hallmark Cards and permitted the Company to issue a promissory note in favor of Hallmark Cards in the principal amount of $33.1 million regarding the tax sharing agreement (the “Tax Note”).   Additional information regarding the Tax Note is described below under Note 10 - Related Party Transactions - Tax Sharing Agreement.

8. Related Party Long-Term Obligations

Waiver and Standby Purchase Agreement

Under the Waiver and Standby Purchase Agreement dated March 21, 2006, as last amended on October 17, 2007, Hallmark Cards agreed to defer all payments due on any of the following obligations and, except where noted, payment of interest thereon until November 15, 2008, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•       Line of credit and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2006, and September 30, 2007, including accrued interest was $93.5 million and $99.4 million, respectively. See Line of Credit and Interest Payable to HC Crown below.)

•       $70.0 million line of credit and interest payable to Hallmark Cards affiliate arising out of the Company’s purchase of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2006, and September 30, 2007, including accrued interest was $53.4 million and $56.7 million, respectively. See Line of Credit and Interest Payable to Hallmark Cards Affiliate below.)

•       10.25% senior unsecured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2006, September 30, 2007, including accrued interest was $562.2 million and $606.0 million, respectively. See Senior Unsecured Note below.)

•       Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million, payable to Hallmark Entertainment Holdings. (Total amount outstanding at December 31, 2006, and September 30, 2007, including accrued interest was $146.4 million and $155.7 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•            Note and interest payable to Hallmark Cards in the amount of $33.1 million, dated as of July 27, 2007. (Total amount outstanding at September 30, 2007, including accrued interest was $27.2 million. See Amounts Payable to Hallmark Cards under Tax Sharing Agreement in Note 10  below.)

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

The waiver termination date is November 15, 2008, or earlier upon occurrence of any of the following events:  (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness to unrelated parties with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution (formerly known as Hallmark Entertainment Distribution at which time it was a wholly-owned subsidiary of Hallmark Cards); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; or (e) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement.

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

Related Party Long-Term Obligations

The aggregate maturities of related party long-term debt for each of the five years subsequent to September 30, 2007, are as follows:

	Payments Due by Period
	Total	1 year	2 years	3 years	4 years	5 years
	(In thousands)

Line of credit and interest payable to HC Crown, with principal due November 15, 2008 (8.37% Eurodollar rate at December 31, 2006 and 8.36% Eurodollar rate at September 30, 2007)	$99,398	$—	$99,398	$—	$—	$—
Note and interest payable to Hallmark Entertainment Holdings due November 15, 2008 (8.37% Eurodollar rate at December 31, 2006 and 8.36% Eurodollar rate at September 30, 2007)	56,745	—	56,745	—	—	—
10.25 % Senior unsecured note to HC Crown, including accrued interest, due August 5, 2011	605,977	—	—	—	605,977	—
Note and interest payable to Hallmark Entertainment Holdings due November 15, 2008 (8.37% Eurodollar rate at December 31, 2006 and 8.36% Eurodollar rate at September 30, 2007)	155,674	—	155,674	—	—	—
Note and interest payable to Hallmark Cards, with principal due July 27, 2009 (8.36% Eurodollar rate at September 30, 2007)	27,166	—	27,166	—	—	—

	$944,960	$—	$338,983	$—	$605,977	$—

Interest Paid to HC Crown

Interest expense paid to HC Crown was $1.1 million for the three months ended September 30, 2006, and $457,000 for the three months ended September 30, 2007. Interest expense paid to HC Crown was $3.3 million for the nine months ended September 30, 2006, and $1.4 million for the nine months ended September 30, 2007.

9. Related Party Transactions

Tax Sharing Agreement

Overview

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “tax sharing agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from past tax losses of Crown Media Holdings and may benefit from future federal tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings directly or by reduction of principal and interest due under the July 27, 2007, promissory note with Hallmark Cards, all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return. These benefits are estimated and paid 75% in cash or can be netted against the amounts payable under the Note Payable to Hallmark Cards on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer. Under the tax sharing agreement, at Hallmark Cards’ option, the 25% balance may be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. During the third quarter of 2006, Hallmark Cards used $18.0 million of the approximately $18.0 million available of this 25% balance to reduce the principal amount due under the March 21, 2006, promissory note with Hallmark Entertainment Holdings.

During the third quarter of 2007, Hallmark Cards used $6.5 million due to the Company under the tax sharing agreement to reduce the principal and interest amount due under the July 27, 2007, promissory note with Hallmark Cards.

The Company received $7.0 million in cash payments under the tax sharing agreement during the three months ended September 30, 2006. The Company did not receive any cash payments under the tax sharing agreement during the three months ended September 30, 2007. The Company received $12.0 million in cash payments and $0 in cash payments under the Tax Sharing Agreement during and the nine months ended September 30, 2006 and 2007, respectively. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements are recorded as an addition to paid-in capital in the accompanying unaudited condensed consolidated balance sheets.

Amounts Payable to Hallmark Cards under Tax Sharing Agreement

The Internal Revenue Service examined Hallmark Cards’ consolidated tax returns filed for fiscal years 2003 and 2004 and determined in 2007 that, with respect to a portion of the losses attributable to the Company for fiscal years 2003 and 2004, Hallmark Cards should not have carried back such losses to its consolidated federal tax returns filed for fiscal years 2001 and 2002. These losses are available as carry-forwards in the consolidated federal tax return beginning in 2005 and later years.  Furthermore, the examination changed the amount of foreign tax credits that had previously been conveyed to the Company under the Tax Sharing Agreement. Because the Company’s share of the tax benefits realized from such losses and credits ($25.2 million) were either contributed to the Company in cash or applied as an offset against amounts owed by the Company to other members of the consolidated group, the Company is obligated to return this amount to Hallmark Cards plus interest related thereto in the amount of $7.9 million. As a result, the Company recorded a $33.1 million payable to Hallmark Cards with a corresponding $25.2 million reduction of additional paid-in capital and a $7.9 million charge to interest expense, all of which were recognized during the three months ended June 30, 2007.

On July 27, 2007, the Company replaced a payable to Hallmark Cards with a $33.1 million promissory note payable to Hallmark Cards due in July 2009 with interest at LIBOR plus 3% per annum (the “Note”). The Note may be prepaid in whole or in part with no penalty. The Company is not required to make any cash payments prior to maturity. Until the Note and related interest is paid in full, Hallmark Cards will offset any future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then against the unpaid principal balance. In September 2007, Hallmark Cards offset $6.5 million against $508,000 of accrued and unpaid interest and $6.0 million of unpaid principal. Additionally, in September 2007, the Company recorded an additional $85,000 charge to interest expense related to the receipt of an invoice for the actual amount owed in regard to the return of tax benefits under the Tax Sharing Agreement as described above.

The Note and any payment thereunder are subordinated to the bank credit facility extended to the Company by JP Morgan Chase Bank.

Accounting for Uncertainty in Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. As of the date of adoption of FIN 48 and at September 30, 2007, the total amount of unrecognized tax benefits for uncertain tax positions was $0. As a result of the implementation of FIN 48, the Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption and on September 30, 2007, we have no accrued interest related to uncertain tax positions.

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

Services Agreement with Hallmark Cards

For each of the three months ended September 30, 2006 and 2007, Crown Media Holdings had accrued $133,000 and $137,000, respectively, under the intercompany services agreement with Hallmark Cards. For each of the nine months ended September 30, 2006 and 2007, Crown Media Holdings had accrued $398,000 and $410,000, respectively, under the agreement. At December 31, 2006, and September 30, 2007, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $11.5 million and $13.0 million, respectively, were included in payable to affiliates in the accompanying unaudited condensed consolidated balance sheets. At December 31, 2006, and September 30, 2007, out-of-pocket expenses and third party fees were $914,000 and $1.1 million, respectively.

Trademark License Agreements

On August 1, 2007, Hallmark Licensing, Inc. extended its trademark agreements with the Company to September 1, 2008. Such trademark agreements allow Crown Media United States to name its network services “Hallmark Channel” and “Hallmark Movie Channel.”

Payment from Hallmark Cards

On September 1, 2006, Hallmark Cards applied $3.1 million owed by Hallmark Cards and its affiliates to the Company, against the $70.4 million promissory note of the Company with Hallmark Entertainment Holdings. The $3.1 million was related to the December 1, 2005, agreement with NICC.

10. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

VISN Management Corporation (“VISN,” a subsidiary of NICC) owns a $25.0 million Company-obligated mandatorily redeemable preferred interest in Crown Media United States (the “preferred interest”) issued in connection with an investment by the Company in Crown Media United States.

On November 13, 1998, the Company, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated agreement governing certain operations of Crown Media United States, as amended at various times through December 1, 2005 (the “NICC Agreement”). The Company has informed NICC that parts of the NICC Agreement have been terminated by the new agreement mentioned below.

The NICC Agreement provided that in the event there is a change of control of Crown Media Holdings prior to the December 31, 2007, expiration of the NICC Agreement, the Company shall immediately pay NICC a $15.0 million “termination payment.” Also, under the NICC Agreement, Crown Media Holdings would be required to redeem the Preferred Interest for $25.0 million plus accrued interest at LIBOR from November 27, 2005. NICC has advised the Company that it believes the $15.0 million “termination payment” referred to above is payable upon a change of control of the Company whenever occurring and thus, it claims, the right to the payment survives indefinitely past the December 31, 2007, expiration of the NICC Agreement. The Company believes that this obligation ended with the new agreement mentioned below and would in any event end on December 31, 2007.

The NICC Agreement also granted NICC a conditional right to require the Company to repurchase all of the shares of the Company’s Class A common stock then owned by NICC (the “Put Right”). There having been no change in control of the Company, on July 1, 2007, NICC and the Company commenced a required 60-day negotiating period regarding continuation of the programming commitments. This 60-day period expired August 29, 2007, without agreement between the parties. As a result, the Put Right became contractually exercisable on August 30, 2007, with a November 1, 2007, expiration. However, the Company believes that it subsequently reached a binding agreement with NICC, under which NICC agreed it would not exercise the Put Right. As noted above, NICC disagrees that a binding agreement was reached and notified the Company on October 28, 2007, that it was exercising the Put Right.

As of September 30, 2007, NICC had not exercised the Put Right. Whether the Company eventually prevails in its belief that in September 2007 NICC agreed not to exercise the Put Right in exchange for other consideration is a matter beyond the Company’s sole control. Accordingly, the accompanying unaudited condensed consolidated balance sheet as of September 30, 2007, reflects 4,357,066 shares of Class A common stock as redeemable common stock at a price per share of $7.33 with corresponding reductions of common stock and paid-in capital. Such price per share was determined as if NICC exercised the Put Right on September 30, 2007, and comprises an average of closing prices from September 10, 2007 through October 19, 2007, inclusive.

 NICC purportedly exercised the Put Right by written notice on October 28, 2007 and proposed that the purchase be settled on January 4, 2008. See Liquidity under Note 1 for a more complete discussion of this matter including (1) the Company’s assertion that the Put Right was no longer exercisable and (2) certain financial and legal considerations.

During the three months ended September 30, 2006, and 2007, Crown Media United States paid NICC $3.8 million and $4.0 million, respectively, related to the NICC Agreement. During the nine months ended September 30, 2006 and 2007, Crown Media United States paid NICC $15.1 million and $15.3 million, respectively, related to the NICC Agreement.

11.  RHI Entertainment

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

Under both the current and previous agreements with RHI Entertainment Distribution, if Crown Media United States sub-licenses any licensed program to a third party, it must equally share with RHI Entertainment Distribution the excess, if any, of the sublicensing fee over the initial program license fee paid by the Crown Media United States. Crown Media United States did not sub-license any licensed program to a third party during either of the three or nine months ended September 30, 2006 or 2007.

Programming costs related to the RHI Entertainment Distribution program agreements were $11.9 million and $16.2 million for the three months ended September 30, 2006, and 2007, respectively. Programming costs related to the RHI Entertainment Distribution program agreements were $32.4 million and $46.3 million for the nine months ended September 30, 2006, and 2007, respectively. As of December 31, 2006, and September 30, 2007, $18.4 million and $9.4 million, respectively, are included in license fees payable to non-affiliates in the accompanying unaudited condensed consolidated balance sheets. Crown Media Holdings paid RHI Entertainment Distribution $16.6 million and $7.9 million for license fees during the three months ended September 30, 2006 and 2007, respectively. Crown Media Holdings paid RHI Entertainment Distribution $36.7 million and $37.5 million for license fees during the nine months ended September 30, 2006 and 2007, respectively.

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

Stock-Based Compensation

We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company recorded $503,000 of compensation expense related to restricted stock units for the three months ended September 30, 2006, on our unaudited condensed consolidated statement of operations as a component of selling, general and administrative expense. The Company recorded a $3.3 million compensation credit related to restricted stock units and $10,000 compensation expense related to stock options for the nine months ended September 30, 2006, on our unaudited condensed consolidated statement of operations as a component of selling, general and administrative expense.

The Company recorded $784,000 of compensation expense related to restricted stock units for the three months ended September 30, 2007, on our unaudited condensed consolidated statement of operations as a component of selling, general and administrative expense. The Company recorded $4.2 million of compensation expense related to restricted stock units for the nine months ended September 30, 2007, on our unaudited condensed consolidated statement of operations as a component of selling, general and administrative expense.

As of September 30, 2007, there was no unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to our employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Option Information

A summary of the status of Crown Media Holdings, Inc. Stock Option Plan at September 30, 2007, and changes during the period then ended is presented below:

	Shares	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)
Balance, December 31, 2006	810		$10.24	2.09	$0.00
Options forfeited	(454)	$8.94-$16.38	$9.12
Balance, September 30, 2007	356		$11.68	3.75	$0.00
Exercisable	356		$11.68	3.75	$0.00

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Option	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Option	Exercisable Shares	Weighted Average Exercise Price Per Option
	(In thousands)	(In years)		(In thousands)
$ 8.94 - 10.50	65	2.4	$9.09	65	$9.09
$10.51 - 12.60	234	4.3	$11.47	234	$11.47
$12.61 - 14.70	24	2.6	$14.00	24	$14.00
$14.71 - 21.00	33	3.5	$16.52	33	$16.52
	356			356

Restricted Stock Unit Information

The Company’s RSUs are settled in either common stock or cash as determined by the Company’s Board of Directors. The Company has historically settled the RSUs in cash, and considering such past practices, has classified its RSUs as liability awards for accounting purposes.

In January 2006, the Company settled vested Employment RSUs of one executive for approximately $4.4 million. In June 2006, the Company settled vested 2003 and 2004 Employment RSUs for approximately $1.5 million in cash. In June 2006, the Company settled vested 2003 and 2004 Board of Director RSUs for approximately $80,000 in cash. In August 2006, the Company settled vested 2005 Employment RSUs for approximately $442,000 in cash. The Company settled the CEO’s RSUs for $165,000 in February 2006 and $76,000 in May 2006. The CEO’s Performance RSUs lapsed without vesting. In August 2006, the Company settled vested 2005 Board of Director RSUs for approximately $34,000 in cash. Additionally, in August 2006, one executive retired, and the Company settled vested Employment RSUs for approximately $16,000 in cash. In June 2007, the Company settled vested 2004 Employment RSUs for approximately $704,000 in cash.  It also settled vested 2004 Board of Director RSUs for approximately $29,000 in cash. In August 2007, the Company settled vested 2005 Employment RSUs for approximately $616,000 in cash.  It also settled vested 2005 Board of Director RSUs for approximately $52,000 in cash and 2006 Board of Directors RSUs for approximately $141,000 in cash.

Under SFAS 123R, the fair value of the 2004 and 2005 Employment RSU grants are estimated using a Black-Scholes option pricing model. The fair value of the 2004 and 2005 Performance RSU grants are estimated at each reporting date using a Monte Carlo Lattice option pricing model. The Company applies a forfeiture rate to the RSUs as required by SFAS No. 123R.

		Weighted-Average Remaining
Employment RSUs	Units	Contractual Term
Nonvested Balance, December 31, 2006	814,967	2.27
Units settled in cash	(193,334)
Units forfeited	(16,983)
Nonvested Balance, September 30, 2007	604,650	1.93

The closing price of a share of our common stock was $4.49 on September 30, 2006, and was $3.63 on December 31, 2006. The closing price of a share of our common stock was $7.19 on September 30, 2007.

		Weighted-Average Remaining
Performance RSUs	Units	Contractual Term
Nonvested Balance, December 31, 2006	1,304,700	1.25
Units forfeited	(170,350)
Nonvested Balance, September 30, 2007	1,134,350	0.60

At December 31, 2006, the 2004 Performance RSUs were valued at $0.00 per unit and the 2005 Performance RSUs were valued at $0.12 per unit. At September 30, 2007, the 2005 Performance RSUs were valued at $0.65 per unit. The 2004 Performance RSUs expired in May 2007. The chief executive officer Performance grant expired in May 2006. Valuation of these Performance RSU grants is based upon market conditions.

The following table includes assumptions used to value the Performance RSUs at December 31, 2006.

	2004 Grant	2005 Grant
Expected volatility	40.80%	47.20%
Expected dividends	0	0
Expected Term (in years)	0.41	1.63
Risk-free rate	5.09%	4.82%

The following table includes assumptions used to value the Performance RSUs at September 30, 2007.

2005 Grant
Expected volatility	44.97%
Expected dividends	0
Expected Term (in years)	0.88
Risk-free rate	4.05%

Under SFAS 123R, the fair value at December 31, 2006, of each 2006 Employment and Performance RSU grant is estimated at $3.63 based upon the closing price of a share of our common stock as of the December 31, 2006, reporting date. Under SFAS 123R, the fair value at September 30, 2007, of each 2006 Employment and Performance RSU grant is estimated at $7.19 based upon the closing price of a share of our common stock as of the September 30, 2007, reporting date. Valuation of the 2006 Employment RSUs is based solely on a service condition. Valuation of the 2006 Performance RSUs is based upon a service condition and a performance condition.

		Weighted-Average Remaining
Board of Directors RSUs	Units	Contractual Term
Nonvested Balance, December 31, 2006	81,150	2.32
Units granted	40,740
Units settled in cash	(32,502)
Nonvested Balance, September 30, 2007	89,388	2.25

Chief Executive Officer (“CEO”) Share Appreciation Rights Agreement

The fair value of the CEO’s SAR grant under an agreement dated October 3, 2006, is estimated at each reporting date using a Monte Carlo Lattice option pricing model. At December 31, 2006, the CEO’s SARs were valued at $872,616 using the closing price of a share of our common stock on December 31, 2006, of $3.63. At September 30, 2007, the CEO’s SARs were valued at $4.1 million using the closing price of a share of our common stock on September 30, 2007, of $7.19. Valuation of this SAR grant is based upon market and service conditions. The Company recorded $358,000 in compensation expense related to SARs for the three months ended September 30, 2007, on our unaudited condensed consolidated statement of operations as a component of selling, general and administrative expense. The Company recorded $1.4 million in compensation expense related to SARs for the nine months ended September 30, 2007, on our unaudited condensed consolidated statement of operations as a component of selling, general and administrative expense. The SARs have been recorded in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2006, and September 30, 2007.

The following table includes assumptions used to value the SARs at December 31, 2006.

Expected volatility	46.91%
Expected dividends	0
Expected Term (in years)	3.56
Risk-free rate	4.72%
Average Number of SARs granted	240,390

The following table includes assumptions used to value the SARs at September 30, 2007.

Expected volatility	43.60%
Expected dividends	0
Expected Term (in years)	2.75
Risk-free rate	4.03%
Average Number of SARs granted	575,182

13. Employee Benefits

Deferred Compensation Plans

The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $3.3 million and $2.5 million at December 31,

2006, and September 30, 2007, respectively, are included in the accompanying unaudited condensed consolidated balance sheets among current and long-term accrued liabilities. The Company suspended this plan for 2006, and no deferral of employee compensation earned was allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan. The Company reactivated the plan on January 1, 2007.

The Company also sponsors a deferred compensation plan for its Board of Directors. Participants in this plan earn interest on their deferred compensation. Related liabilities of $589,000 and $306,000 at December 31, 2006, and September 30, 2007, respectively, are included in the accompanying unaudited condensed consolidated balance sheets among current and long-term accrued liabilities. The Company suspended this plan for 2006, and no deferral of director compensation earned was allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan. The Company reactivated this plan on January 1, 2007.

14. Customer and Segment Information

During 2007, domestic channel operations comprise the Company’s sole operating segment.  During 2006, the Company’s continuing operations comprised domestic channel operations and film distribution.  The Company exited the latter segment upon the December 2006 sale of its film assets.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended September 30, 2006 and 2007, and together accounted for a total of 93% of consolidated subscriber revenue for both of those periods, respectively.  Three and four of our distributors each accounted for more than 15% of our subscribers for the three months ended September 30, 2006 and 2007, respectively, and together accounted for 65% and 77% of our subscribers on those dates, respectively.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the nine months ended September 30, 2006 and 2007, and together accounted for a total of 91% and 92% of consolidated subscriber revenue for those periods, respectively.  Three and four of our distributors each accounted for more than 15% of our subscribers for the nine months ended September 30, 2006 and 2007, respectively, and together accounted for 65% and 77% of our subscribers on those dates, respectively.

15. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

In accordance with the Purchase and Sale Agreement dated February 23, 2005, Sparrowhawk Media Limited has made several warranty and indemnity claims against the Company of approximately $2.0 million. The Company recorded an accrual related to this claim during the year ended December 31, 2006, which is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company estimated that it may be liable within the range of $500,000 to $1.0 million related to these claims at December 31, 2006, and $250,000 to $750,000 related to these claims at September 30, 2007.

On July 27, 2007, a lawsuit was brought against Crown Media Holdings, Inc. and our former Chief Financial Officer, William Aliber, in the U.S. District Court for the Northern District of Illinois.  The plaintiff, Robert Lieblang, claims to have purchased our common shares on the market from August 31, 2005 to April 13, 2006 and to have sold those shares in April 2006 and in August 2006.  The plaintiff alleges that he relied to his detriment on allegedly false and misleading statements by the defendants regarding the possible sale of Crown Media Holdings.  We announced the exploration of strategic alternatives including the possibility of selling the Company in August 2005; in April 2006, we announced the termination of an extensive review of strategic alternatives including a possible sale.  Plaintiff alleges claims under Section 10(b) of the Securities Exchange Act (and Rule 10b-5), the Illinois Consumer Fraud Act and common law fraud.  The complaint seeks compensatory damages of approximately $2.0 million plus interest and $6.0 million in punitive damages.  The Company has retained counsel to defend Mr. Aliber and the Company has submitted the claims to an insurer under an insurance policy.  The Company expects that it will vigorously defend itself against these claims. The Company has recorded $500,000 in legal expense related to the deductible under its insurance policy as of September 30, 2007. The Company believes that it is not responsible for amounts incurred that exceed the $500,000 deductible under an insurance policy.

16. Subsequent Events

On October 28, 2007, NICC purportedly exercised the Put Right, described above in Note 10, by making a formal demand that the Company purchase all of the 4,357,066 shares of Class A common stock owned by NICC.

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

With 84.5 million subscribers (as provided by Nielsen Research) in the United States at September 30, 2007, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. For the third quarter of 2007, the Hallmark Channel finished the quarter as the 11th highest rated advertising-supported cable channel for total day ratings and the 9th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

The Hallmark Movie Channel focuses on movies and mini-series. It has generated advertising revenue in 2007, and as distribution continues to expand, the financial contribution of the Hallmark Movie Channel may grow. The Hallmark Movie Channel is operated through Crown Media Holdings existing infrastructure at a small incremental cost, which has and will continue to increase since the sale of our domestic film library, and we have and will continue to acquire more third-party programming for the Hallmark Movie Channel.

Current Challenges and Developments

The Hallmark Channel faces numerous operating challenges. Among them are maintaining and expanding the distribution of the channels, broadening viewership demographics and improving viewership ratings, and increasing advertising sales revenue.

Distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. The current and long-term distribution challenges are renewing our distribution arrangements with the multiple system operators as they expire. Our major distribution agreements have terms which expire at various times through March 2012. Agreements which provide approximately two-thirds of our subscriber base at September 30, 2007, will expire and be the subject of renewal negotiations on or prior to December 31, 2007. While the economics of the renewals and potential cash incentive payments are unknown and could have a significant impact on our business, we believe that the ratings success of the Hallmark Channel and the positive family-friendly environment we have created with our programming schedule will assist us in our renewal discussions. Any renewals of these distribution agreements may also be significant as to whether we are able to maintain or increase our subscriber fees. Since January 1, 2007, the Company has renewed its agreements with three major distributors, accounting for 23% of our subscriber base at September 30, 2007.  One of those renewal agreements was a multi-year agreement in March 2007 with EchoStar Communication Corporation that provided for a repositioning of the Hallmark Channel on the DISH Network, resulting in an addition of approximately 6.4 million Nielsen subscribers in May 2007, and for carrying the Hallmark Movie Channel on a package of the DISH Network, increasing distribution of that Channel by more than 4.0 million subscribers. Also as previously announced, the Company executed in May 2007, a multi-year renewal of its distribution agreement with the National Cable Television Cooperative (“NCTC”). Under the terms of the renewal, the Company will continue to be available to NCTC’s 1,100 member companies.

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

Domestic telephone companies are entering the business of distributing television channels to households through their wire-lines. We have agreements with several telephone companies and cooperatives of telephone companies, which permit the carriage of the Hallmark Channel and the Hallmark Movie Channel, and are negotiating with others. We expect that subscribers to these telephone services will in large part be customers previously served by cable and satellite television companies, which continue to carry our programming.

The universe of cable TV subscribers in the United States is approximately 100 million homes.  The top 30 cable TV networks in the United States have 90 million or more subscribers.  Our goal is to reach 90 million subscribers in the next one to two years.

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

We sold approximately 50% of our inventory for advertising on our Channels in the upfront market (generally sales in June, July and August for the last quarter of 2007 and the first three quarters of 2008), compared to 46%  sold in the 2006 upfront market. We were able to achieve significant increases in our CPMs in the 2007 upfront market compared to the 2006 upfront market. The balance of advertising inventory has been made available in the scatter market, which in the past and in the first three quarters of 2007 has yielded higher advertising rates than the upfront market.

Historically, Nielsen cable television ratings were based on viewing of networks’ programming content.  Beginning in the fourth quarter of 2007, Nielsen began measuring and providing performance data based on viewing of commercial content as well as programming content.  The new ratings information also includes data for viewing of program content through digital recording devices (DVR’s), if that viewing occurs within three days of the program’s air date.  After the first three weeks of the fourth quarter, the Company experienced a decrease in viewers of approximately 3% to 3.5% under the new ratings, which management viewed as acceptable.  The Company has factored the new rating information into our advertising rates, and at this time the Company does not expect a significant impact from the new rating information on its net advertising rates.

At September 30, 2007, the Hallmark Movie Channel was distributed to nearly 10.0 million subscribers, an increase of nearly 4.0 million subscribers in the third quarter of 2007.  This increase in distribution will improve the Company’s ability to generate advertising revenue from the Hallmark Movie Channel beginning in the fourth quarter of 2007 and continuing into 2008.  The Company expects the Hallmark Movie Channel to become a more significant component of its advertising revenue in 2008.

Critical Accounting Policies, Judgments and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires Crown Media Holdings to make a number of estimates and assumptions during the reporting period.

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

Effects of Transactions with Related and Certain Other Parties

In 2007 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a tax sharing agreement, the issuance of five promissory notes and a Waiver Agreement. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC and Notes 7, 8, 9, and 10  of Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Account Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS 159 will be effective for the Company as of January 1, 2008. The Company is evaluating the provisions of SFAS 159; it is unknown whether the Company will from time-to-time elect the optional measurement provisions or whether SFAS 159 will otherwise have any significant effect on the Company’s future reported financial position or results of operations.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected unaudited condensed consolidated statements of operations data for three and nine months ended September 30, 2006 and 2007, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries (except ratings and subscriber information). This data should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percent %			Percent %
	Three Months Ended September 30,		2007 vs.	Nine Months Ended September 30,		2007 vs.
	2006	2007	2006	2006	2007	2006
Revenues:
Subscriber fees	$6,022	$7,389	23%	$18,633	$21,391	15%
Advertising	40,231	47,819	19%	122,173	143,140	17%
Film asset license fees	989	—	-100%	1,777	—	-100%
Sublicense fees and other revenue	76	104	37%	230	260	13%
Total revenues	47,318	55,312	17%	142,813	164,791	15%
Cost of Services:
Programming costs	35,056	46,395	32%	102,616	124,476	21%
Amortization of film assets	4,560	(4,739)	-204%	21,703	(5,260)	-124%
Impairment of film assets	40,946	—	-100%	225,832	—	-100%
Subscriber acquisition fee amortization	7,747	7,048	-9%	23,260	22,728	-2%
Operating costs	2,075	3,222	55%	9,706	9,061	-7%
Total cost of services	90,384	51,926	-43%	383,117	151,005	-61%
Selling, general and administrative expense	11,317	11,955	6%	34,806	41,098	18%
Marketing expense	3,483	3,565	2%	8,851	11,850	34%
Loss from continuing operations before interest expense	(57,866)	(12,134)	-79%	(283,961)	(39,162)	-86%
Interest expense, net of interest income	(26,461)	(25,743)	-3%	(73,077)	(82,585)	13%
Loss from continuing operations	(84,327)	(37,877)	-55%	(357,038)	(121,747)	-66%
Gain (loss) on sale of discontinued operations	(1)	—	-100%	153	—	-100%
Cumulative effect of change in accounting principal	—	—	100%	(2,099)	—	100%
Net loss	$(84,328)	$(37,877)	-55%	$(358,984)	$(121,747)	-66%

Other Data:
Net cash (used in) provided by operating activities	$(3,029)	$5,368	-277%	$(21,419)	$(2,769)	-87%
Capital expenditures	$(373)	$(387)	4%	$(400)	$(970)	143%
Net cash provided by (used in) financing activities	$3,327	$(10,870)	-427%	$23,142	$(7,198)	-131%
Total domestic day household ratings (1)(3)	0.785	0.710	-10%	0.750	0.700	-7%
Total domestic primetime household ratings (2)(3)	1.295	1.137	-12%	1.191	1.129	-5%
Subscribers at period end	74,721	84,535	13%	74,721	84,535	13%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period January 1 through September 30.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007

Revenue.  Our revenue from continuing operations, which is comprised of subscriber fees and advertising, increased 17% to $55.3 million for the three months ended September 30, 2007. Our 23% increase to $7.4 million in subscriber fee revenue for the three months ended September 30, 2007, was a result of a net effective rate that was higher on average and increases in the number of subscribers under certain new and existing agreements. A key aspect of the change in net subscriber rates was lower subscriber acquisition fees recorded as a reduction of revenues. Subscriber acquisition fee expense recorded as a reduction of revenue was $1.9 million for the three months ended September 30, 2007, and $2.2 million for the comparable period in 2006. Subscribers have increased as a result of the EchoStar distribution agreement signed in March 2007 and as a result of internal growth pursuant to previously amended distribution agreements.

The increase in advertising revenue to $47.8 million for the three months ended September 30, 2007, compared to $40.2 million for the three months ended September 30, 2006, reflects the growth in subscribers and an increase in advertising rates, offset in part lower than expected ratings. Generally, as we have expanded our subscribers and provided higher rated programming, our advertising revenue has increased. The number of advertisers was 439 June 30, 2007, and 448 at September 30, 2007, as compared to 435 at September 30, 2006.

Among the 69 ad-supported cable channels in the United States market, the Hallmark Channel ranked 11th in total day with a 0.710 household rating for the three months ending September 30, 2007 and 9th for primetime with a 1.137 household rating for the same period based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network. Most of the channels that rate above the Hallmark Channel have higher levels of distribution. Total day and primetime household ratings decreased in the third quarter of 2007 compared to the third quarter of 2006 due to the loss of M*A*S*H in primetime and changes to our programming schedule to incorporate fresh programming.

Revenue from our film assets totaled $0 for the three months ended September 30, 2007, compared with $989,000 for the comparable period in 2006.  The Company sold its film assets in December 2006.

Cost of services.  Cost of services as a percent of revenue decreased to 94% in 2007, as compared to 191% in 2006. This decrease relates primarily to the sale of our film assets in December 2006.

Total programming costs for the three months ended September 30, 2007, increased 32% due directly to the expensing (instead of amortizing over a period of time) of certain NICC programming, the write off of certain NICC programming, and a greater number of higher-cost original programs being amortized in the current period as compared to the prior period. In addition, in August 2007, the Company wrote off $5.5 million of prepaid programming assets and $1.4 million of long-term other assets related to the December 2005 NICC agreement. We expect continued increases in programming costs in 2007 compared to 2006, because of the sale of our film assets in December 2006 and for purposes of maintaining or improving ratings and enhancing our demographics. The Company recorded $4.6 million in amortization of film assets and $40.9 million in impairment of film assets prior to the sale of our film assets in December 2006. During the third quarter of 2007, the Company recorded $4.7 million negative amortization of film assets related to a change in estimate of the Company’s residual and participation liability resulting from an analysis of the Company’s third-party licenses and use of the film assets prior to the sale to RHI using information that became available during that the third quarter of 2007. The Company reduced its residual and participation accrual by $4.7 million based upon the outcome of this analysis.

The Company’s negative bad debt expense (meaning a credit), which is a part of operating costs, was $1.0 million for the three months ended September 30, 2006, as compared to the Company’s bad debt expense of $108,000 for the three months ended September 30, 2007. There were also decreases in expenses associated with the library, such as outside sales commission and tape duplication.

Subscriber acquisition fee amortization expense results when subscriber acquisition costs previously incurred are amortized over the remaining life of the relevant distribution agreement.

Selling, general and administrative expense.  Our selling, general and administrative expense increased 6% due to a $281,000 increase and a $358,000 increase in compensation expense related to the obligations of restricted stock units and stock appreciation rights, respectively, a $607,000 increase in commissions expense, and a $385,000 increase in salaries expense, offset in part by a $258,000 decrease in depreciation and amortization expense primarily related to assets becoming fully depreciated and a $767,000 decrease in severance expense. Our closing stock price was $4.12 at June 30, 2006, and $7.20 at June 30, 2007. Our closing stock price was $4.49 at September

30, 2006, and $7.19 at September 30, 2007. The closing stock prices are used to value both our restricted stock units and our stock appreciation rights. Increases/decreases in our closing stock price cause increases/decreases in our compensation expense.

Marketing expense.  Our marketing expense remained constant period over period.  See the discussion of marketing expense for the nine months ended September 30, 2007, for additional information on promotions in July 2007.

Interest expense. The interest expense, net of interest income, for the third quarter of 2007 remained constant period over period.

Loss from Continuing Operations.  Loss from operations for the three months ended September 30, 2007, was $37.9 million. Loss from continuing operations for the three months ended September 30, 2006, was $84.3 million. Our loss from continuing operations decreased primarily because of an increase in advertising revenue, offset by an increase in programming costs, along with the absence of impairment charges related to our film assets, which were sold in December 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007

Revenue.  Our revenue from continuing operations, which is comprised of subscriber fees and advertising, increased 15% to $164.8 million for the nine months ended September 30, 2007. Our 15% increase to $21.4 million in subscriber fee revenue for the nine months ended September 30, 2007, was a result of higher net effective rates on average, primarily due to a decrease in subscriber acquisition fees applied against revenue, and an increase in the number of subscribers. Subscriber acquisition fee expense recorded as a reduction of revenue was $4.8 million for the nine months ended September 30, 2007, and $6.5 million for the comparable period in 2006, primarily due to the renewal of distribution agreements and the resulting reversal of certain subscriber acquisition fees associated with the previous agreements during the first quarter of 2007. Subscriber fees were also positively impacted by the expiration of free carriage periods during 2006 and 2007. Subscribers have increased as a result of the EchoStar distribution agreement signed in March 2007 and as a result of internal growth pursuant to previously amended distribution agreements.

The increase in advertising revenue to $143.1 million for the nine months ended September 30, 2007, compared to $122.2 million for the nine months ended September 30, 2006, reflects the growth in subscribers and an increase in advertising rates for the reasons indicated above for the third quarter, offset in part by lower than expected ratings.

Among the 69 ad-supported cable channels in the United States market, the Hallmark Channel ranked 10th in total day with a 0.700 household rating for the nine months ending September 30, 2007 and 9th for primetime with a 1.129 household rating for the same period based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network. Most of the channels that rate above the Hallmark Channel have higher levels of distribution.

Revenue from our film assets totaled $0 for the nine months ended September 30, 2007, compared with $1.8 million for the comparable period in 2006.  The Company sold its film assets in December 2006.

Cost of services.  Cost of services as a percent of revenue decreased to 92% in 2007, as compared to 268% in 2006. This decrease relates primarily to the sale of our film assets in December 2006.

Total programming costs for the nine months ended September 30, 2007, increased 21% due directly to the expensing (instead of amortizing over a period of time) of certain NICC programming, the write off of certain programming, and a greater number of higher-cost original programs being amortized in the current period as compared to the prior period. In the first quarter of 2007, we also had $1.7 million in write-offs of certain programming. Additionally, in August 2007, the Company wrote off $5.5 million of prepaid programming assets and $1.4 million of long term other assets related to the December 2005 NICC agreement. The Company recorded $21.7 million in amortization of film assets and the $225.8 million in impairment of film assets prior to the sale of our film assets in December 2006. During the second quarter of 2007, the Company reduced its estimate of a residual and participation liability for $521,000 less than it had originally accrued for it in conjunction with the sale of its film library.  Therefore, the Company recognized negative amortization of film assets during the second quarter of 2007. During the third quarter of 2007, the Company recorded $4.7 million negative amortization of film assets related to a change in estimate of the Company’s residual and participation liability resulting from an analysis of the Company’s third-party licenses and use of the film assets prior to the sale to RHI using information that became available during the third quarter of 2007. The Company reduced its residual and participation accrual by $4.7 million based upon the outcome of this analysis.

The Company’s bad debt expense was $254,000 for the nine months ended September 30, 2006, as compared to the Company’s bad debt expense of $95,000 for the nine months ended September 30, 2007. This decrease in bad debt expense was due to the Company’s increased collection efforts in 2007. There were also decreases in expenses associated with the library, such as outside sales commission and tape duplication

Subscriber acquisition fee amortization expense results from subscriber acquisition costs incurred previously by us and amortized over the remaining life of the relevant distribution agreement.

Selling, general and administrative expense.  Our selling, general and administrative expense increased 18% due to a $7.4 million increase and a $1.4 million increase in compensation expense related to the obligations of restricted stock units and stock appreciation rights, respectively, a $939,000 increase in bonus expense, offset in part by a $1.0 million decrease in depreciation and amortization expense primarily related to assets becoming fully depreciated and a $3.7 million decrease in severance expense.

Marketing expense.  Our marketing expense increased 34% primarily due to the Company’s marketing promotions surrounding Valentine’s Day, Mother’s Day and a July promotional tower during 2007. The Company promoted its original movie “Avenging Angel” and its Western month in July. During the same period in 2006, the Company held one promotion during January and one promotion in July.

Interest expense.  Interest expense, net of interest income, increased for the nine months ended September 30, 2007, compared to September 30, 2006, by $9.5 million.  This increase relates primarily to the $7.9 million recorded in the second quarter of 2007 in connection with the return of $25.2 million of tax benefits received earlier from Hallmark Cards under the Tax Sharing Agreement. In the third quarter of 2007, the Company recorded an additional $85,000 of interest expense related to the $25.2 million return. See Note 10 to the Unaudited Condensed Consolidated Financial Statements in this Report.  The remainder of this increase relates to the $4.9 million increase in interest on our $400.0 million senior unsecured note, the $1.2 million increase in interest on our $132.8 million note payable to Hallmark Cards affiliates, the $376,000 increase in interest on our $70.4 million note payable to Hallmark Cards affiliates commencing March 21, 2006, the $681,000 increase in interest on our $86.3 million note payable to Hallmark Cards affiliates, the $507,000 increase in interest on our $33.1 million note payable to Hallmark Cards, and offset in part by the $5.4 million decrease in interest on our bank credit facility and $848,000 decrease in our bank line of credit fees due to a lower principal balance.  The majority of the aforementioned increases, excluding amounts relating to the return of tax benefits, occurred due to increases in principal balances. The decreases related to our bank credit facility resulted from a reduction in the outstanding balance and the available credit limit following the December 2006 sale of our film assets.

Loss from Continuing Operations.  Loss from operations for the nine months ended September 30, 2007, was $121.7 million. Loss from continuing operations for the nine months ended September 30, 2006, was $357.0 million. Our loss from continuing operations decreased primarily because of an increase in advertising revenue, offset by an increase of programming costs, along with the absence of impairment charges related to our film assets, which were sold in December 2006.

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

Liquidity and Capital Resources

Cash used in operating activities from continuing operations was $21.4 million and $2.8 million for the nine months ended September 30, 2006 and 2007. Loss from continuing operations for the nine months ended September 30, 2006 and 2007, was $357.0 million and $121.7 million, respectively. During the nine months ended September 30, 2006, the Company made payments of $10.3 million for subscriber acquisition fees. During the nine months ended September 30, 2007, the Company made payments of $348,000 for subscriber acquisition fees. The Company’s cash receipts were $164.1 million and $178.3 million for the nine months ending September 30, 2006 and 2007, respectively.

Cash used in investing activities was $7.9 million and $4.0 million for the nine months ended September 30, 2006 and 2007, respectively. During the nine months ended September 30, 2006, the Company paid $7.5 million to the buyer of the international business. During the nine months ended September 30, 2007, the Company paid $3.0 million to the buyer of the international business.

Cash provided by financing activities was $23.1 million for the nine months ended September 30, 2006. Cash used in financing activities was $7.2 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2006 and 2007, we received proceeds of $12.0 million and $0, respectively, from our tax sharing agreement with Hallmark Cards. We borrowed $15.0 million and $7.1 million under our credit facility to cover the cash we used in operating and investing activities during the nine months ended September 30, 2006 and 2007, respectively. We made $3.5 million and $13.8 million of payments on the credit facility during the nine months ended September 30, 2006 and 2007, respectively.

Cash at September 30, 2007, was $3,000 due to the Company’s implementation of a new cash management system during the third quarter of 2007.  Under this new cash management system, the Company is paying down amounts borrowed under its bank credit facility with certain available funds.

The Company entered into a note and interest payable to Hallmark Cards in the amount of $33.1 million on July 27, 2007, relating to the tax sharing agreement. The total amount outstanding at September 30, 2007, including accrued interest was $27.2 million, which is due on July 27, 2009.

Cash Flows

As of September 30, 2007, the Company had $3,000 in cash and cash equivalents on hand. As of September 30, 2007, the Company had borrowed $80.9 million from a $130.0 million revolving bank credit facility, which matures May 31, 2008.

The Company’s principal sources of funds are cash on hand, cash generated by operations and amounts available under the Company’s revolving bank credit facility. Previously, the Company’s tax sharing agreement with Hallmark Cards has also been a source of cash. However, we do not expect to receive or pay any cash related to this agreement in the next twelve months.

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

The Company currently believes that cash on hand, cash generated by operations and borrowing availability under its bank credit facility, when combined with the deferral of any required payments on related-party debt and related interest mentioned below, will be sufficient to fund the Company’s operations and meet its liquidity needs through November 15, 2008.  The Company anticipates that its principal uses of cash during the next twelve months will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming, and interest under its bank credit facility. This paragraph is qualified in its entirety with respect to potential consequences of  the Put Right described below.

The Company intends to extend or refinance the Bank credit facility prior to or upon its maturity. Any such extension or refinancing might require a continuation of a letter of credit from Hallmark Cards or other steps by the Company and, thus, is not assured. If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and either (1) the bank draws down on the irrevocable letter of credit provided by Hallmark Cards in support of the bank credit facility or (2) Hallmark Cards purchases the interests of the lending banks, Hallmark Cards would have all obligations and rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time after November 15, 2008, under the terms of the waiver and standby purchase agreement (“Waiver Agreement”) described below.

Upon maturity of the credit facility on May 31, 2008, the lending group led by JP Morgan Chase has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, and instead may elect to initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings would adversely affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company, if it has not secured an extension of the credit facility or alternative financing, would cause Hallmark Cards pursuant to the terms of the Waiver Agreement to exercise its option to purchase all of the outstanding indebtedness under the credit facility and the credit facility would then be subject to terms of the Waiver Agreement.

Because of the Company’s possible inability to meet its obligations when they come due in November 2008, the Company anticipates that prior to November 15, 2008, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives.

Effects of Transactions with NICC on Liquidity

On October 28, 2007, NICC purportedly exercised the Put Right, described below in Note 10, by making formal demand that the Company purchase all of the 4,357,066 shares of Class A common stock owned by NICC.  The Company subsequently informed NICC that exercise of the Put Right constituted a breach of a binding agreement in which, among other things, NICC agreed not to exercise the Put Right and which resulted from negotiations between the companies during September 2007. Whether the purported exercise by NICC of the Put Right will have an adverse impact on the Company’s liquidity depends on future developments that cannot be predicted at this time.  Some possible results are described below.

NICC proposed that its purchase demand be settled on January 4, 2008.  If settled, the purchase price per share, yet to be determined as of the date of this Report, will be the 30-day average closing price from October 8, 2007 through November 16, 2007, inclusive.  The 21-day average closing price from October 8, 2007 through November 5, 2007, inclusive, was $7.74.  The closing price on November 5, 2007 was $6.80.  Using either the 21-day average or the November 5, 2007, closing price, the aggregate purchase price would be approximately $33.7 million or $29.6 million, respectively.

If the Company were required to or agreed to purchase the Class A shares of NICC under the terms of the Put Right, the Company would likely need to finance the purchase by selling all or a portion of the repurchased shares or obtaining additional capital through borrowings.  The Company’s ability to use proceeds from an equity or debt financing for the repurchase of the Class A shares or operations is also dependent on obtaining approval from Hallmark Cards not to use such “Excess Cash Flow” as prepayments on outstanding debt to Hallmark Cards as provided in the Waiver and Standby Purchase Agreement described below in Note 8.  Such approval cannot be guaranteed.

Another possibility is that the Company and NICC proceed to litigation concerning the purported exercise of the Put Right.  In that event, NICC would be legally required to mitigate damages in a reasonable manner.  Mitigation of damages could result in NICC’s selling all or part of the Class A shares in the public market or through private sales.  Amounts received from such sales would reduce any damage allegedly sustained by NICC.  If the Company is successful in defending any claim of NICC regarding the Put Right, the attempted exercise of the Put Right would not have a material effect on the Company’s liquidity.

The purchase of the Class A shares would require the consent of the bank lenders under the credit facility because of a covenant concerning restricted payments.  Delaware corporate law limits the purchase of shares out of “net assets” in excess of the par value of issued shares.  Net assets can be valued on a basis other than the amounts on the balance sheet.  The Company has not conducted a valuation of the net assets to determine whether the repurchase of shares from NICC is possible under this limitation.  The Company would conduct such a valuation before concluding that the purchase of Class A shares owned by NICC would be allowed under Delaware law.

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

Further, as discussed in this Report under “Liquidity and Capital Resources” above, we need to (1) extend, refinance or replace our bank line of credit on or prior to May 31, 2008, or to extend or replace borrowings from Hallmark Cards by November 15, 2008, that would result from the banks drawing upon the irrevocable letter of credit supporting the bank credit facility, (2) extend or refinance outstanding notes payables to Hallmark Cards and its subsidiaries on or prior to November 15, 2008, and (3) potentially raise capital through a sale of equity or debt to cover any amounts, if any, payable to NICC for its purported exercise of the Put Right.

Upon maturity of the credit facility on May 31, 2008, the lending group led by JP Morgan Chase has the right to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards, and instead initiate a process to foreclose on the Company’s assets. Such foreclosure proceedings, which we view as a remote possibility, could affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, the Company would consider various alternatives as indicated above.  The Company could also cause Hallmark Cards, pursuant to the terms of the Waiver Agreement, to exercise its option to purchase all of the outstanding indebtedness under the credit agreement. The credit facility would then be subject to Hallmark Cards agreement not to demand payment prior to November 15, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2007, the decline of the fair value of the fixed income portfolio would not be material.

As of September 30, 2007, our cash and cash equivalents consisted of cash and short-term commercial paper with a fair value of $3,000. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. At September 30, 2007, all of our investments in this category were in fixed rate instruments or money market type accounts. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be reinvested at lower rates as the instruments mature. Over time, any net percentage decrease in our interest rates could be reflected in a corresponding net percentage decrease in our interest income. For the three and nine months ended September 30, 2007, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

Under the Company’s new cash management policy, excess funds over a certain amount are used to pay down amounts owed under its bank credit facility. The Company expects to maintain lower cash balances than previously reported.

We have not used derivative financial instruments for speculative purposes. As of September 30, 2007, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents. The balance of our interest bearing assets was $3,000, or less than 1% of total assets, as of September 30, 2007. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our line of credit and interest payable to HC Crown, our line of credit and interest payable to a Hallmark Cards affiliate, our note and interest payable to Hallmark Cards, and our note and interest payable to a Hallmark Cards affiliate. The balance of those liabilities was $420.0 million, or 32% of total liabilities, as of September 30, 2007. Net interest expense for the three months ended September 30, 2007, was $25.7 million, 47%, of our total revenue. Net interest expense for the nine months ended September 30, 2007, was $82.6 million, 50%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from levels as of September 30, 2007, our interest expense for the quarter would change correspondingly by approximately $1.0 million and $3.0 million for each of the three and nine months.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item I.  Legal Proceedings

On July 27, 2007, a lawsuit was brought against Crown Media Holdings, Inc. and our former Chief Financial Officer, William Aliber, in the U.S. District Court for the Northern District of Illinois.  The plaintiff, Robert Lieblang, claims to have purchased our common shares on the market from August 31, 2005 to April 13, 2006 and to have sold those shares in April 2006 and in August 2006.  The plaintiff alleges that he relied to his detriment on allegedly false and misleading statements by the defendants regarding the possible sale of Crown Media Holdings.  We announced the exploration of strategic alternatives including the possibility of selling the Company in August 2005; in April 2006 we announced the termination of an extensive review of strategic alternatives including a possible sale.  Plaintiff alleges claims under Section 10(b) of the Securities Exchange Act (and Rule 10b-5), the Illinois Consumer Fraud Act and common law fraud.  The complaint seeks compensatory damages of approximately $2.0 million plus interest and $6.0 million in punitive damages.  We have retained counsel to defend Mr. Aliber and the Company and have submitted the claims to an insurer under an insurance policy.  We expect that we will vigorously defend ourselves against these claims.

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

3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1	Amendment No. 5 to Waiver and Standby Purchase Agreement dated October 17, 2007, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc.
31.1	Rule 13a-14(a) Certification executed by the Company’s Acting Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ HENRY S. SCHLEIFF	Principal Executive	November 8, 2007
Officer
Henry S. Schleiff

By:	/s/ BRIAN C. STEWART	Principal	November 8, 2007
Financial and
	Brian C. Stewart	Accounting Officer