Form 10-K
period 2007-12-31
CROWN MEDIA HOLDINGS INC
filed 2008-03-12
CIK 1103837

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-30700

Crown Media Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1524410 (IRS Employer Identification No.)

12700 Ventura Boulevard,
Suite 200,
Studio City, California 91604
(Address of Principal Executive Offices and Zip Code)

(818) 755-2400
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was $150,419,218.

         As of February 29, 2008, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed, are incorporated by reference in Part III of this Form 10-K.

ii

        In this Annual Report on Form 10-K the terms "Crown Media Holdings" or the "Company," refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, Crown Media United States, LLC ("Crown Media United States"), until completion of the sale of our international business in April 2005, Crown Media International, LLC ("Crown Media International") and Crown Entertainment Limited ("Crown Entertainment"), and until the completion of the sale of our film library in December 2006, Crown Media Distribution, LLC ("Crown Media Distribution"). The term "common stock" refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

        The name Hallmark and other product or service names are trademarks or registered trademarks of their owners.

PART I

ITEM 1.    Business

Company Overview

        We own and operate a pay television channel, known as the Hallmark Channel (the "channel"), dedicated to high-quality entertainment programming for adults and families. The Hallmark Channel is a 24-hour television destination for family-friendly programming and a leader in the production of original movies. In addition, we own and operate the Hallmark Movie Channel, which is a 24-hour digital cable network dedicated to offering viewers a collection of movies and mini-series appropriate to the entire family and the Hallmark Movie Channel HD, which is being launched in April 2008, will be simulcast alongside the Hallmark Movie Channel and will offer a mix of original movies, mini-series and feature films. The Hallmark Movie Channel provides an opportunity for us to build a second programming asset and to use this asset to generate additional advertising revenue. It also serves as a value-added enhancement to maintain or increase the distribution of the Hallmark Channel. These Channels are collectively referred to herein as the "Channels". Our Channels are distributed in the United States of America and its territories and possessions, including Puerto Rico.

        The Channels offer compelling stories, masterfully written, directed and produced with talented actors. We believe that we have established these Channels as destinations for viewers seeking high-quality entertainment for adults and families, and as attractive outlets for advertisers seeking to target these viewers. We have distribution agreements with leading pay television distributors. The following table shows for our Channels: our programming sources, selected pay television distributors and the total number of our subscribers as of December 31, 2007.

	Hallmark Channel		Hallmark Movie Channel
Programming Sources	•	RHI Entertainment Distribution	•	RHI Entertainment Distribution
	•	Other third-party sources	•	Other third-party sources
	•	NICC	•	NICC
Selected Pay Television Distributors	•	Cablevision	•	Charter
	•	Charter	•	Comcast
	•	Comcast	•	Cox
	•	Cox	•	DirecTV
	•	DirecTV	•	EchoStar
	•	EchoStar	•	NCTC
	•	NCTC	•	Time Warner
	•	Mediacom
	•	Time Warner
Total Subscribers	83.9 million(1)		5.4 million(2)

(1)
Source: Nielsen Code and The Nielsen Public U.E. December 2007.

(2)
Source: Internal reports.

        We view a "subscriber" as a household that receives, on a full or part-time basis, a Channel on a program tier of a distributor. We determine our subscribers from subscriber numbers reported by Nielsen Media Research. Subscribers include both viewers who pay a monthly fee for the tier programming and so-called "promotional" subscribers who are given free access to the tier by the distributor for a limited time.

        Programming acquired from third parties is an important component of our Channels as we continually develop and refine our programming strategy. This programming includes original movies produced with various production companies. Each production agreement covers one specific movie. Typically under these agreements, our channels have the right to exhibit the movies for an initial window of 3-5 years and have the option to extend this term for an additional 3 years. To date, we have exercised our rights to purchase second windows for all original movies that have already aired and are from sources other than RHI Entertainment Distribution.

        Hallmark Entertainment Distribution was owned by Hallmark Cards, Incorporated ("Hallmark Cards") through Hallmark Card's wholly-owned subsidiary Hallmark Entertainment, LLC. In January 2006 Hallmark Cards sold its ownership interests in Hallmark Entertainment LLC, and thus also Hallmark Entertainment Distribution, to the President of Hallmark Entertainment LLC and certain new investors. Hallmark Entertainment Distribution changed its name to RHI Entertainment Distribution ("RHI"), and Hallmark Entertainment LLC changed its name to RHI Entertainment, LLC ("RHI Entertainment"). As a result, the programming agreements with RHI Entertainment Distribution are currently with a non-affiliated third party. At the same time, notes and accounts payable by us to Hallmark Entertainment Distribution were transferred to Hallmark Entertainment Holdings, Inc., a subsidiary of Hallmark Cards.

        We currently distribute (a) the Hallmark Channel through approximately 5,450 cable, satellite and other distribution systems and (b) the Hallmark Movie Channel through approximately 500 such systems. As of the end of 2007, we had agreements with Charter, Comcast, Cox, DirecTV, EchoStar, Mediacom, the National Cable Television Cooperative, Time Warner and many other pay television distributors, for the distribution of the Hallmark Channel. We also have agreements with AT&T, Charter, Cox, DirecTV, National Cable Televisions Cooperative, Time Warner and other select distributors, which give these distributors the right to distribute the Hallmark Movie Channel and, when it launches in April 2008, the Hallmark Movie Channel HD. In addition, we have entered into agreements with several telephone companies that have started to furnish video programming to consumers, including SBC (now AT&T), the National Rural Telecommunications Cooperative, and Verizon. Five of our distributors accounted each for more than 10% of our consolidated subscriber revenue for the year ended December 31, 2007 and accounted together for a total of 92% of consolidated subscriber revenue at that date. Four of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the year ended December 31, 2007 and together accounted for 77% of our subscribers on that date.

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

        During 2007, domestic channel operations comprise the Company's sole operating segment. Information concerning revenue, operating losses and identifiable assets attributable to our pay television programming services and our distribution of films (through December 15, 2006) may be found in Note 20 of Notes to Consolidated Financial Statements in this Report.

Development of Business

        Crown Media Holdings, Inc. was incorporated in the State of Delaware in December 1999. Its wholly-owned subsidiary, Crown Media United States, LLC, owns, operates and distributes the Channels. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. ("Hallmark Entertainment Investments"), a subsidiary of Hallmark Cards, the National Interfaith Cable Coalition, Inc. ("NICC"), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation ("Liberty Media") and J.P. Morgan Partners (BHCA), L. P. ("J.P. Morgan"). Crown Media International acquired an interest in Crown Media United States in 1998, and as a result of several transactions, Crown Media Holdings owned 100% of the equity interests of Crown Media United States by March 2001.

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

        Pay television distributors own and operate the platforms used to deliver channels to subscribers. These distributors use several different technologies to reach their subscribers as described below. Distributors attempt to create a mix of channels that will be attractive to their subscriber population in an attempt to gain new subscribers and to reduce subscriber turnover. Distributors have different levels of service for subscribers, with each service level containing some different channels. Recently, pay television distributors have created a "tier" of family programming; we are on two of such tiers as of the date of this Report. Distributors have begun to offer additional broadband services such as Internet access, telephony and video-on-demand over their systems.

        As a result of the recently increased competition for limited analog channel space in the United States and increased use of the digital cable capacity for new broadband services, pay television channel providers are often required initially to pay subscriber acquisition fees to pay television distributors for carriage on their systems or the addition of subscribers. These subscriber acquisition fees are paid to television distributors on a per subscriber basis and generally in advance of any receipt of subscriber fee revenue from such pay television distributors.

Distribution Platforms

        Four major distribution platforms are currently used to transmit programming. First, cable television systems use coaxial or fiber optic cable to transmit multiple channels between a central facility, known as a headend, and the individual subscriber's television set. Second, analog and digital satellite broadcast systems (such as direct-to-home or "DTH") use satellite transponders to broadcast television programming to individual dwellings with satellite reception equipment, including a dish and a decoder. Third, digital terrestrial television broadcasters ("DTT") typically broadcast locally or through regional or national ground-based transmission networks. In general, such broadcasters use landline, microwave or satellite transmission systems to distribute programming to terrestrial transmission facilities for broadcast directly to viewers' homes. Channels can also be distributed through satellite master antenna television ("SMATV"). SMATV is used primarily for buildings, such as apartments and hotels that receive programming from satellites by means of a single antenna that is connected to the buildings' headend. The television signals are then distributed to individual units in the building by cable. From time to time for promotional purposes we exhibit excerpts of our programming, and in one case, an entire program, on our website.

Sources of Revenue

Subscriber Fees

        Pay television customers subscribe to basic services by paying monthly fees for basic channels to pay television distributors. The customers can also subscribe to additional packages of premium or pay-per-view services upon payment of additional fees.

        Generally, we charge our pay television distributors a monthly subscriber fee for the right to distribute our Channels to their subscribers. Generally, these distribution agreements last from three to ten years, and usually include annual increases of subscriber fees. In the past, these distribution agreements also involved payments by us for the establishment of the relationship or, together with or in lieu of any payment, waived subscriber fees for our Channels to distributors for a period of time. Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of

Operations, for information regarding subscriber fees. For the years ended December 31, 2005, 2006, and 2007 revenue derived from subscriber fees for the Channels were approximately $18.7 million, $24.9 million, and $27.8 million, respectively.

Advertising Revenue

        Television advertising is sold in a variety of formats. Many pay television channels rely largely upon the spot advertisement format. Spot advertisements are normally 30 seconds long and air during or between programs. They are often sold in packages of a certain number of spots or to deliver a certain number of viewers. An alternative to spot advertising is sponsorship, by which a company sponsors a program or selection of programs on a channel and receives enhanced exposure for its brand and products in these programs. An additional form of television advertising is direct response advertising, which is designed to elicit a specific and quantifiable response from the viewer. Unlike spot advertising, fees payable for this form of advertising are measured by viewer response to advertising, such as product purchases, rather than the viewer ratings which measures success in programming. Hallmark Channel advertising revenue is comprised primarily of spot advertising, while the Hallmark Movie Channel has no measured ratings, and therefore its revenue is comprised primarily of direct response revenue. We will begin to receive ratings for the Hallmark Movie Channel in April 2008.

        The ability of a television channel to generate advertising revenue largely depends on estimated or actual viewing levels, primarily based on ratings, and on advertising rates. In the United States, independent ratings systems on which advertising sales can be based are well established and widely accepted within the industry. In addition, pay television channel providers and distributors may also provide estimated or actual subscriber information. Our Channel typically sells approximately 50% of its advertising in the "up-front" season, generally in June and July, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for audience deficiency units ("ADUs"), essentially deferring revenue, and sell the remainder in the spot or scatter market. ADUs are units of inventory that are made available to advertisers as compensation for advertising purchased in programs which did not deliver the ratings which the advertisers had been guaranteed.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" for information on a new ratings based on viewing of commercial content as well as programming content. Throughout the fourth quarter, we experienced a decrease in viewers of approximately 3% to 3.5% under the new ratings.

        As pay television channels draw audience share, audience demographics (i.e. viewers categorized by characteristics such as age, sex and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products, by buying advertising on channels which attract the desired viewer demographic.

        We have advertising sales offices in New York, Los Angeles, Chicago, and Atlanta. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on our Channels. For the years ended December 31, 2005, 2006, and 2007 revenue from the sale of advertising time on our Channels were approximately $146.1 million, $174.2 million, and $206.2 million, respectively.

        Among the 69 ad-supported cable channels in the United States market in 2007, the Hallmark Channel ranked 11th in total day viewership with an average 0.714 household rating for the year and 8th for prime time with an average 1.155 household rating for the year, according to Nielsen Media Research. In 2006, among the 65 ad-supported cable channels in the United States market, the Hallmark Channel ranked 8th in total day viewership with an average 0.755 household rating and 9th for prime time with an average 1.216 household rating, according to Nielsen Media Research. Total day means the time period measured from the time each day the broadcast of commercially-sponsored programming commences to the time such commercially-sponsored programming ends. We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54. The average median age of a viewer of the Hallmark Channel in 2007 was 60.7 and 59.9 in 2006.

Licensing Revenue

        Until we sold our domestic library to RHI Entertainment LLC on December 15, 2006, we licensed our film assets to broadcasters and video distributors (pay television channel providers) who paid a license fee for the right to exhibit or distribute the programming over a certain period of time.

Programming

        Our Channels offer a range of high-quality entertainment programming for adults and families including popular television series, movies, miniseries, theatricals, romances, literary classics, and contemporary stories. Sources for programming on our Channels include programming licensed from Larry Levinson Productions, Hallmark Hall of Fame, RHI Entertainment Distribution and other third parties.

        Examples of programming from Larry Levinson Productions include, the Hallmark Channel original movies Love Comes Softly, Single Santa Seeks Mrs. Claus and Avenging Angel. Examples of programming from independent producers include, the Hallmark Channel original movies The Note, The Good Witch and Daniel's Daughter. Examples of programming from the RHI Entertainment Distribution library include, Steve Martini's The Judge, The Outsider, Talking to Heaven, and Fredrick Forsyth's Icon and Supernova. We benefit from original productions, whether they have aired on other networks or are premiered on our Channel. Examples of other third party programming shown on our Channel include the popular drama series M*A*S*H, Little House on the Prairie, 7th Heaven, Matlock, Walker Texas Ranger, and Murder She Wrote. Other examples of our third party programming include acquired movies and miniseries such as Miss Congeniality, Troy, Willy Wonka and the Chocolate Factory, and The Bridges of Madison County. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time.

        Our channels air and benefit from programming previously shown as Hallmark Hall of Fame such as John Grisham's Painted House, The Magic of Ordinary Days, Back When We Were Grownups, Sarah, Plain and Tall and What the Deaf Man Heard.

        We have rights to a number of original movies and mini-series under our programming agreement with RHI Entertainment Distribution. See "Hallmark Entertainment Distribution/RHI Entertainment Distribution Programming Agreement" in Item 13. Certain Relationships and Related Transactions.

        We have sublicensed exhibition rights to several programs for through 2010 in order to save on programming costs.

Distribution

        The Hallmark Channel ended 2007 with 83.9 million subscribers, an increase of 12% from 74.6 million at the 2006 year-end. We currently distribute the Hallmark Channel to approximately 84% of all United States pay television subscribers. The following table shows the approximate number of pay television households and the Hallmark Channel subscribers for each of the eight largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2007.

Pay Television Distributor	Total U.S. Pay TV Households(1)	Hallmark Channel—U.S. Subscribers(1)	Hallmark Channel—U.S. % of Pay TV Households
	(In thousands, except percentages)
Comcast	27,137	21,893	80.7%
DirecTV	16,556	17,021	102.8%
Time Warner	15,972	12,834	80.4%
Echostar	13,695	12,512	91.4%
Charter	5,789	4,494	77.6%
Cox	5,471	4,461	81.5%
Cablevision	3,001	2,459	81.9%
Mediacom	1,601	1,213	75.8%
NCTC and all others	10,513	7,028	66.9%

Total	99,735	83,915	84.1%

(1)
Source: Nielsen Code and The Nielsen Public U.E. December 2007.

        Our subscribers in the United States have grown from approximately 16.0 million full time subscribers at January 1, 2001 to approximately 83.9 million full time subscribers at December 31, 2007.

        Our major distribution agreements have terms with options which extend through December 2023. Of these distribution agreements, an agreement accounting for approximately 5% of our subscriber base at December 31, 2007, will expire and be the subject of renewal negotiations on or prior to December 31, 2008.

        Our distribution agreement with Cablevision expired on September 30, 2007, and has not yet been renewed. Cablevision continues to carry the Hallmark Channel based on temporary terms.

        See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below for information regarding expiration and renewal of distribution agreements in 2007.

Sales and Marketing

        Our primary target demographics are women aged 25 to 54 and adults aged 25 to 54. Our programming is targeted to adults, but is generally appropriate for viewing by the entire family, which is important to viewers, advertisers and affiliates alike.

        For over fifty years Hallmark has been a leader in high-quality original television production. The Hallmark Channel and the Hallmark Movie Channel are the only major cable television channels which broadcast the movies previously shown as Hallmark Hall of Fame, a selection of movies from an award-winning entertainment series.

        The power of the Hallmark brand and the quality of our programming combine to:

  •
  provide our viewers with tangible evidence of our commitment to the best in entertainment for the entire family;

  •
  enhance our ability to attract advertising commitments and higher Cost-Per-Thousands ("CPM") from the largest advertisers; and

  •
  provide a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

        Crown Media Holdings currently uses the websites www.hallmarkchannel.com and www.hallmarkmoviechannel.com to promote the Channels and their programs, and to provide information to potential viewers. These websites support major programming events such as original movie premieres and major acquisitions as well as contain information regarding the Channel's program schedule, detailed information on the Channel's programs and their stars. Further, the sites provide platforms for viewer participation in the Channels' sweepstakes promotions and community areas. The sites have advertiser imaging including banner messages and video content.

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

        The creation of on-air promotional segments "interstitials," which are broadcast between the feature movies, miniseries and series, are typically created by the Company's employees, but are occasionally outsourced to external vendors. These interstitials are intended to invite viewership, guide viewers to specific programming, and promote "brand awareness" for the Channels. Occasionally, these interstitials are sponsored by advertisers, resulting in additional advertising revenue.

        The scheduling department creates the play list, which contains a list of daily programming. The scheduling department works with advertising sales and marketing personnel to continuously monitor the programming mix. The play list is then forwarded to the traffic department.

        The traffic department inserts promotional segments and advertising into the play list and creates the daily log, which contains a detailed schedule of the stream of programming, commercials and promotional materials that will ultimately be viewed by the subscribers of the Channels.

Channel Delivery

        We deliver the daily log and digital tapes of the Hallmark Channel's programming, commercials and promotional messages to a third party "Network Operations Center" in Denver, Colorado, where the programming, advertising and promotional elements are combined and compressed into a single signal, and transported to an uplink facility in Littleton, Colorado. The Hallmark Movie Channel has the daily log and digital tapes of commercials and promotional messages delivered to a third party "Network Operations Center" in Los Angeles, California (for HD), and in Denver, Colorado (for SD), where the programming, advertising and promotional elements are combined and compressed into a single signal, and transported to an uplink facility in Littleton, Colorado. The uplink facility combines the Hallmark Channel's programming with Hallmark Movie Channel HD and SD. The uplink facility then transmits the combined signals to a satellite transponder that covers the United States. The transponder transmits the signal back to cable head-end facilities and direct-to-home satellite services operated by pay television distributors who receive and decode our signal and transmit our Channels to their subscribers.

        The following chart summarizes for the primary distribution platforms through which we deliver our Channels, our primary pay television distributors, and the uplink and satellites we currently use to deliver our Channels.

Market	Primary Distribution Platforms	Primary Pay TV Distributors	Channel Origination Providers/ Locations	Uplink Providers/ Locations	Satellites
United States	Cable Satellite Direct-to-home	Cablevision Charter Comcast Cox DirecTV EchoStar NCTC Mediacom Time Warner	Hallmark Channel: Sparrowhawk Broadcast Services Denver, CO Hallmark Movie Channel: Andrita Studios Burbank, CA	Comcast Digital Media Center Littleton, CO	SES Americom—AMC 11

        The contracts with the parties providing origination, uplink, satellite and other services for the delivery of our Channels in the United States expire from 2012 through 2019. Such contracts may be terminated by the vendors prior to the expiration of the contracts under conditions that are customary to contracts of this type. Amounts payable under these contracts, as well as international contracts, are reflected in "Operating and Capital Leases" in the schedule of contractual commitments as of December 31, 2007, as shown in Item 7 below.

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

Distribution Contracts that Call for Increasing Subscriber Counts and Fees

        At December 31, 2007, we had distribution agreements with Charter, Comcast, Cox, DirecTV, EchoStar, and Time Warner in the United States, as well as a number of other distributors. The terms of our major distribution agreements generally provide for subscriber fee increases over time. See "Risk Factors Relating to Our Business" below.

Experienced Management

        Members of our senior management team have experience promoting and operating channels. They have held senior positions at such companies as Court TV, ABC, CBS Sports, Fox Family, Discovery Channel, AMC and USA Networks.

Competitive Risks

One Primary Channel Distributed Domestically

        We operate only two channels, one of which, the Hallmark Movie Channel, has been in operation for only a short period of time. Many of our competitors have more than two channels and are also diversified entertainment companies, giving them an advantage in dealing with distributors and advertisers. These companies are also able to leverage costs across multiple channels. Until the Hallmark Movie Channel is more widely distributed, it will not provide significant leverage in negotiations with distributors and advertisers.

Entertainment Programming

        Our programming is entertainment designed for adults and families and is intended to meet quality standards that are associated with the Hallmark trademark. Our competitors may have more flexibility in programming.

Ratings Which Affect Advertising

        Our ratings are a significant positive factor. Nevertheless, our competitors include channels with more subscribers and higher ratings, which affect rates that we can charge for advertising.

Research

        The research department at the Company provides strategic and tactical guidance to decision-makers within the Company, as well as supplying information about the Channels to our potential advertisers and affiliates. This department provides data on the size and demographics of our audience and information about our audiences, competitors, markets and industry.

        Currently, our Channel's research department translates our overall business strategy into a cohesive research program. This information assists our executives to more effectively target, brand, promote, program, and better understand where opportunities lie, in order to increase our Channel's market share.

        The research department has sophisticated research tools and competitive tracking database hardware and software. Trends and changes from these ratings systems are reported to top management for short and long-term strategic planning.

        Our Channel's performance is tracked through an internal tracking study established in July 2001, which is a monthly telephone survey conducted among a national probability sample of approximately

1,000 adults. The research department also subscribes to a number of other services, which are useful in obtaining information about viewers of our Channel.

Employees

        We had 158 employees at December 31, 2006, and 176 employees at December 31, 2007. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good. Most of our Channels' employees work at our offices in Studio City, California and New York, New York.

Available Information

        We will make available free of charge through our website, www.hallmarkchannel.com, the Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

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

        Our Channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of December 31, 2007, we had an accumulated deficit of approximately $2.1 billion, total stockholders' deficit of approximately $683.8 million, and goodwill of approximately $314.0 million.

        We cannot assure you that we will achieve an operating profit or sustain a positive cash flow. If we are not able to do so, the trading price of our Class A common stock may fall significantly. To diminish our losses and become profitable before interest expense and to have a positive cash flow, we will need to increase our advertising and subscriber revenue. This will require, among other things, maintaining the distribution of our Channels, attracting more viewers to our channels, attracting more advertisers, and increasing our subscriber and advertising rates. Risks associated with these areas of our business are described below.

        In addition, in order to accomplish these goals, the management of Crown Media Holdings continues to believe that it is necessary to maintain subscriber levels and enhance our programming, which may result in increased costs for programming. Over the last five years, these actions have contributed to increased net losses for Crown Media Holdings. To achieve the positive net income, we would also need to decrease our interest expense by reducing our outstanding indebtedness.

Our substantial indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

        We have a substantial amount of indebtedness. As of December 31, 2007, our total debt was $1.1 billion, and we had $2.0 million of cash and cash equivalents and $60.5 million available under our bank credit facility subject to the approval of our Board of Directors to cover the negative cash flow resulting from our current operations. Subject to restrictions under our debt agreements, we may also seek equity or debt financing from time to time to cover our operating losses, to finance acquisitions or capital expenditures or for other purposes.

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

        High levels of interest expense could have negative effects on our future operations. Interest expense, which is net of interest income and includes amortization of debt issuance costs and interest expense on borrowings under our senior and demand notes and bank credit facility, increased over the past year. The increase in interest expense in the past twelve months resulted from an increase in the average borrowings outstanding, due in part to cash generated from operations being insufficient to cover operating expenses and capital expenditures, but primarily from interest accretion on the outstanding indebtedness. A substantial portion of our cash flow from operations will be used to pay our interest expense and will not be available for other business purposes. In addition, we may need to incur additional indebtedness in the future. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

Our liquidity is dependent on external funds.

        Because we currently operate at a loss, we may have a negative cash flow and any unanticipated significant expense or any development that hampers our growth in revenue or decreases any of our revenue, would result in the need for additional external funds in order to continue operations. We have no arrangements for any such additional external financings, whether debt or equity, and are not certain whether any new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing creditors.

        Further, as discussed in this report under "Liquidity and Capital Resources" below, we need to (1) extend, refinance or replace our credit facility on or prior to May 31, 2009, or to extend or replace borrowings from Hallmark Cards by May 31, 2009, that would result from the banks drawing upon the irrevocable letter of credit supporting the bank credit facility or from Hallmark Cards' purchasing the loans under that facility (see note 10 to our Consolidated Financial Statements), and (2) extend or refinance outstanding notes payables to Hallmark Cards and its subsidiaries on or prior to their due dates (December 31, 2009 for three obligations, July 2009 for the Tax Note and August 2011 in the case of the 10.25% Note, as described later in this Report).

        Upon maturity of the credit facility on May 31, 2009, JP Morgan Chase Bank has the right to elect to forego the receipt of cash to pay the principal amount of the credit facility in full, which is provided for under the terms of an irrevocable letter of credit provided by Hallmark Cards described in note 11 but instead can elect to initiate a process to foreclose on the Company's assets. Such foreclosure proceedings, which we view as a remote possibility, would affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company would consider various alternatives. In the alternative, the Company would cause Hallmark Cards, pursuant to the terms of the waiver and standby purchase agreement, to exercise its option to purchase the Bank's interest in the credit facility and the bank credit facility would then be payable to Hallmark Cards upon demand after March 31, 2009.

"Most Favored Nations" provisions may require modification of existing distribution agreements which could adversely affect subscriber revenue.

        A number of our existing distribution agreements contain "most favored nations" or "MFN" clauses. These clauses typically provide that, in the event we enter into an agreement with another distributor on more favorable terms, these terms must be offered to the distributor holding the MFN right, subject to certain exceptions and conditions. In the past, after entering into new distribution agreements, we have been asked by some of the distributors holding MFN rights to modify their distribution agreements to incorporate financial terms similar to those in the new agreements. Any claims of this type in the future could result in lower overall subscriber revenue or increased cash outlays; however, if our subscription base is increased as a result of such modifications, it could result in higher advertising revenue.

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

If we are unable to increase our advertising revenue, we may be unable to achieve improved results.

        Although it is expected over time that our advertising revenue will increase, if we fail to significantly increase our advertising revenue, we may be unable to achieve or sustain improved results or to expand our business. A failure to increase advertising revenue may be a result of any or all of the following: (i) we have a limited history of marketing and selling advertising time; (ii) we may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience; (iii) our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors; (iv) the advancement of technologies such as Digital Video Recording which may cause advertisers to shift their expenditures to media in which their commercial messages are not circumvented by the technology; and/or (v) we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our channels, our number of subscribers, and the viewership ratings for our programming.

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

We could lose the right to use the name "Hallmark" because we have limited-duration license agreements, which could harm our business.

        We license the name "Hallmark" from Hallmark Licensing, Inc., a subsidiary of Hallmark Cards, for use in the names of our Channels. This license will expire on September 1, 2008. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including failure to comply with Hallmark Cards' programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue.

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

        As a result of our acquisitions of all the common interests in Crown Media United States, we have recorded a significant amount of goodwill. We are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders' equity (deficit) could be materially adversely affected.

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

        Additionally, of the approximately 74.1 million shares of the Company's outstanding Class A common stock, only 9.6 million shares (approximately 13%) are not held by affiliates of the Company. This stock ownership structure may also be a cause of volatility in the market price of the Company's Class A common stock.

        Additionally, the National Interfaith Cable Coalition (NICC) owns approximately 4.4 million shares of the Company's Class A common stock. Prior to entering into a new agreement on January 2, 2008, certain programming and other commitments in then existing agreements with NICC would have terminated upon the sale of 50% or more of the shares of Class A common stock owned by NICC. On January 2, 2008, we and NICC entered into a new agreement superseding prior agreements and terminating most programming relationships with NICC. As a result, NICC may feel more free to sell its Class A common stock, which could have an adverse impact on the share price of our Class A common stock.

Risks Relating to Our Industry

The proposed change in television ratings in the United States could reduce our Channel revenue and our ability to achieve profitability.

        Our domestic advertising revenue is partially dependent on television ratings provided by Nielsen Media Research. In 2007, Nielsen has modified its ratings system by increasing its household sample size and plans to institute other changes in its audience measurement systems. These modifications have not negatively impacted our ratings to date. In the fourth quarter of 2007, Nielsen began measuring and providing performance data based on viewing of commercial content as well as programming content. As the impact of the changes continue to take effect, our ratings could either be positively or negatively affected by these changes, depending on the demographic characteristics of the households added to the Nielsen sample and the nature of the changes in the measurement systems. Nielsen is continually in the process of modifying its ratings system to accommodate emerging technologies.

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

        A continuing trend towards business combinations and alliances in the communications industry may create significant new competitors for us or intensify existing competition. Many of these combined entities have more than one channel and resources far greater than ours. These combined entities may provide bundled packages of programming, delivery and other services that compete directly with the products we offer.

        We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future pricing levels as competition increases. Our failure to achieve or sustain market acceptance of our programming at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would harm our business.

        Distributors in the United States may attempt to pressure pay TV channels with lower viewership, such as our Channels, to accept decreasing amounts for subscriber fees, to pay higher subscriber acquisition fees or to allow carriage of the Channels without the payment of subscriber fees. Factors that may lead to this pressure include the number of competing pay TV channels, the limited space available on services of distributors in the United States and the desire of distributors to maintain or reduce costs. Any reduction in subscriber fees revenue now or in the future could have a material impact on our operating results and cash flow.

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

        For example, the advent of digital technology is likely to accelerate the convergence of broadcast, telecommunications, Internet and other media and could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies, including lower retail rates for video services. These changes could fundamentally affect the scale, source, and volatility of our revenue streams, cost structures, and operating results, and may require us to significantly change our operations.

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

Changes in laws or regulations could adversely affect our distribution and thus our revenue.

        The Federal Communications Commission or Congress may enact requirements that cable program services be offered to subscribers on an "a la carte" basis, i.e. be made available for purchase separately and not as part of a package of services or that the services be offered in specific packages such as a so-called "family tier." Such requirements could result in a reduction in the total number of subscribers to our program services and adversely affect advertising revenue.

ITEM 1B.    Unresolved Staff Comments

        Not applicable.

ITEM 2.    Properties

        The following table provides certain summary information with respect to the principal real properties leased by the Company. We do not own any real property. The leases for these offices and facilities expire between 2008 and 2010. The Company believes the facilities, office space and other real properties leased are adequate for its current operations.

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	48,678
1325 Avenue of the Americas New York, New York	Advertising sales and administrative office and advertising traffic	15,495
6430 S. Fiddlers Green Circle Greenwood Village, Colorado	Administrative office	4,500
205 N. Michigan Ave. Chicago, Illinois	Advertising sales office	3,048
1170 Peachtree Street Atlanta, Georgia	Advertising sales office	180

        We own most of the equipment and furnishings used in our businesses, except for satellite transponders, which are leased. See Note 8 of Notes to Consolidated Financial Statements for information on our leasing of property and equipment.

ITEM 3.    Legal Proceedings

        On July 27, 2007, a lawsuit was brought against Crown Media Holdings, Inc. and our former Chief Financial Officer, William Aliber, in the U.S. District Court for the Northern District of Illinois. The plaintiff, Robert Lieblang, claims to have purchased our common shares on the market from August 31, 2005 to April 13, 2006 and to have sold those shares in April 2006 and in August 2006. The plaintiff alleges that he relied to his detriment on allegedly false and misleading statements by the defendants regarding the possible sale of Crown Media Holdings. We announced the exploration of strategic alternatives including the possibility of selling the Company in August 2005; in April 2006 we announced the termination of an extensive review of strategic alternatives including a possible sale. Plaintiff alleges claims under Section 10(b) of the Securities Exchange Act (and Rule 10b-5), the Illinois Consumer Fraud Act and common law fraud. The complaint seeks compensatory damages of approximately $2.0 million plus interest and $6.0 million in punitive damages. We have retained counsel to defend Mr. Aliber and the Company and have submitted the claims to an insurer under an insurance policy. The insurer is paying the costs of this lawsuit, subject to certain reservations or exclusions. Through December 31, 2007, the Company has incurred costs equal to its deductible under its insurance policy. In January, 2008, the court ruled against the defendant's motion to dismiss the lawsuit, although the court's ruling also narrowed the securities law claims to purchases after a certain date in 2006.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

ITEM 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Class A common stock is listed on the NASDAQ Global Market under the ticker symbol "CRWN." Set forth below are the high and low sales prices for our Class A common stock for each quarterly period in 2006 and 2007, as reported on the NASDAQ Global Market.

	Price Range
Common Stock
	High	Low
2006
First Quarter	$9.680	$5.591
Second Quarter	$6.410	$3.490
Third Quarter	$4.700	$3.460
Fourth Quarter	$4.750	$2.940
2007
First Quarter	$5.400	$3.610
Second Quarter	$8.000	$4.810
Third Quarter	$8.070	$6.050
Fourth Quarter	$8.340	$5.510

        There is no established public trading market for our Class B common stock, of which 100% is owned by Hallmark Entertainment Investments.

Holders

        As of February 14, 2008, there were 58 record holders of our Class A common stock and one record holder of our Class B common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides as of December 31, 2007, information for our only equity compensation plan, which is the Amended and Restated 2000 Long Term Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding the Number of Securities to be Issued Upon Exercise of Outstanding Options)
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	356	$11.68	9,644

Stock Purchases

        We did not make any repurchases of our outstanding shares during the fourth quarter of 2007. None of our executive officers purchased shares of our Class A Common Stock in open market transactions during the fourth quarter of 2007.

Performance Graph

        The following graph compares total stockholder return on our Class A Common Stock since December 31, 2002 through December 31, 2007, to the NASDAQ Composite Index and a Peer Group Index consisting of EW Scripps Co., Paxson Communications Corp. and Walt Disney Co. The graph assumes that $100 was invested in our stock on December 31, 2002 and that the same amount was invested in the NASDAQ Composite Index and the Peer Group Index. Historical results are not necessarily indicative of future performance. The following graph is deemed furnished and not filed with the SEC.

        The closing sale price for our stock on December 31, 2002 was $2.26. Our closing stock price on December 31, 2007, the last trading day of our 2007 fiscal year, was $6.50.

ITEM 6.    Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, and the consolidated balance sheet data as of December 31, 2003, 2004, 2005, 2006, and 2007 are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

        In April 2005, the Company completed the sale of its international business and classified the operating results of the international business as discontinued operations in the accompanying statements of operations for all periods presented. The Company's discontinued operations consisted of the international channel operations and the international rights to the film library assets.

        In December 2006, the Company completed the sale of its film assets.

	Years Ended December 31,
	2003	2004	2005	2006	2007
Revenue:
Subscriber fees	$4,329	$9,874	$18,746	$24,869	$27,812
Advertising	76,153	104,481	143,780	172,950	205,666
Advertising by Hallmark Cards	1,397	1,846	2,335	1,240	508
Film asset license fees	17,548	22,035	21,693	1,815	—
Sublicense fees and other revenue	6	—	10,830	305	378

Total revenue, net	99,433	138,236	197,384	201,179	234,364
Cost of Services:
Programming costs
Affiliates	9,785	11,820	14,924	27,080	26,041
Non-affiliates	58,490	78,058	105,653	125,113	138,368
Amortization of film assets	12,965	28,905	51,619	14,739	(5,260)
Impairment of film assets	—	22,003	25,542	225,832	—
Subscriber acquisition fee amortization expense	22,961	26,020	35,928	31,044	30,996
Amortization of capital lease	—	96	1,158	1,157	1,158
Other costs of services	13,351	10,939	20,448	11,273	11,222

Total cost of services	117,552	177,841	255,272	436,238	202,525
Selling, general and administrative expense	41,811	52,209	55,162	43,761	61,432
Marketing expense	16,619	16,477	24,160	16,021	19,733
Reorganization expense	993	—	—	—	—
Depreciation and amortization expense	6,245	6,306	4,471	2,865	1,656
Gain from sale of film assets	—	—	—	(8,238)	—

Loss from operations before interest expense	(83,787)	(114,597)	(141,681)	(289,468)	(50,982)
Loss on early extinguishment of debt	(39,812)	—	—	—	—
Guaranteed preferred beneficial interest accretion	(23,218)	—	—	—	—
Interest expense, net of interest income	(39,758)	(60,179)	(73,856)	(98,935)	(108,164)

Loss before discontinued operations and cumulative
effect of change in accounting principle	(186,575)	(174,776)	(215,537)	(388,403)	(159,146)
Loss from discontinued operations, net of tax	(35,574)	(142,030)	(10,683)	—	—
(Loss) gain from sale of discontinued operations, net of tax	—	—	(6,538)	1,530	114

Loss before cumulative effect of change
in accounting principle	(222,149)	(316,806)	(232,758)	(386,873)	(159,032)
Cumulative effect of change in accounting principle	17,000	—	—	(2,099)	—

Net loss	$(205,149)	$(316,806)	$(232,758)	$(388,972)	$(159,032)

Other comprehensive income (loss):
Foreign currency translation adjustment	1,366	1,421	(3,434)	—	—

Comprehensive loss	$(203,783)	$(315,385)	$(236,192)	$(388,972)	$(159,032)

Weighted average number of Class A and Class B shares
outstanding, basic and diluted	104,484	104,533	104,619	104,788	104,038

Loss per share before discontinued operations and cumulative
effect of change in accounting principle, basic and diluted	$(1.78)	$(1.67)	$(2.06)	$(3.71)	$(1.53)
(Loss) gain per share from discontinued operations,
basic and diluted	(0.34)	(1.36)	(0.16)	0.02	0.00
Cumulative effect of change in accounting principle,
basic and diluted	0.16	—	—	(0.02)	—

Net loss per share, basic and diluted	$(1.96)	$(3.03)	$(2.22)	$(3.71)	$(1.53)

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,306	$12,102	$15,926	$13,965	$1,974
Goodwill	314,033	314,033	314,033	314,033	314,033
Total assets	1,565,747	1,512,768	1,273,826	767,783	676,241
Total long-term debt, excluding current
maturities	808,892	886,302	971,589	975,007	1,044,772
Stockholders' equity (deficit)	313,451	54,636	(123,189)	(478,944)	(683,760)
Other Data:
Capital expenditures	$2,544	$878	$504	$713	$1,668
Total subscribers at year end	56,010	64,565	70,666	74,641	83,915

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Current Business

        Crown Media Holdings, Inc. ("Crown Media Holdings," "Crown Media" or the "Company"), through its subsidiary, owns and operates pay television channels (collectively the "Hallmark Channel," the "Hallmark Movie Channel," the "channel" or collectively the "Channels") dedicated to high-quality entertainment programming for adults and families, in the United States.

        With 83.9 million subscribers (as provided by Nielsen Research) in the United States at December 31, 2007, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. For the fourth quarter of 2007, the Hallmark Channel finished the quarter as the 8th highest rated advertising-supported cable channel for total day ratings and the 6th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

        We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005. Programming on the Hallmark Movie Channel consists of movies and mini-series, including programming from RHI Films, programming from the Hallmark Hall of Fame Collection, Hallmark Channel Original Movies, and other programming acquired from third parties. The Hallmark Movie Channel generated advertising revenue in 2007, and as distribution continues to expand, the financial contribution of the Hallmark Movie Channel may grow, including increases in advertising and subscription revenue. The Hallmark Movie Channel is operated through Crown Media Holdings existing infrastructure at a small incremental cost. In April 2008, we will begin distributing the Hallmark Movie Channel HD in high definition format, which will result in additional costs, but is expected to result in incremental subscriber growth.

        For information regarding the sale of the domestic film library, through the sale of the Company's membership interest in Crown Media Distribution, see Note 1 and Note 3 of Notes to the Consolidated Financial Statements in this Report.

  Current Challenges and Developments

        The Hallmark Channel faces numerous operating challenges. Among them are maintaining and expanding the distribution of the Channels, broadening viewership demographics, increasing viewership ratings, and increasing advertising sales revenue.

        Distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. The current and long-term distribution challenges are renewing our distribution arrangements with the multiple system operators as they expire on favorable terms. Our major distribution agreements have terms which expire at various times from December 31, 2008, and with options to renew through December 2023.

        Since January 1, 2007, through the date of this Report, the Company has renewed its agreements with five major distributors, accounting for 84% of our subscriber base at December 31, 2007. Each renewal agreement has a multi-year term. One of those renewal agreements in March 2007, is with EchoStar Communication Corporation. It provided for a repositioning of the Hallmark Channel on the DISH Network, resulting in an addition of approximately 6.4 million Nielsen subscribers in May 2007, and for carrying the Hallmark Movie Channel on a package of the DISH Network, increasing distribution of that Channel by more than 4.0 million subscribers. We executed in May 2007, a renewal of our distribution agreement with the National Cable Television Cooperative ("NCTC"). Under the terms of the renewal, we continue to be available to NCTC's 1,100 member companies. In November, 2007, we executed a renewal agreement with Comcast Corporation, providing Comcast with rights to distribute the Hallmark Channel, the Hallmark Movie Channel and the Hallmark Movie Channel HD. In February 2008 and March 2008, we renewed distribution agreements for the Hallmark Channel with Time Warner Cable and DirecTV for multi-year terms. An agreement with a distributor, representing 3% of our subscribers, remains in negotiations.

        Our agreements with major distributors contain "most favored nations" clauses. These clauses typically provide that, in the event we enter into an agreement with another distributor on more favorable terms, these terms must be offered to the distributor, subject to various exceptions and conditions. These clauses cover matters such as subscriber fees, launch support, local advertising time and other financial and operating provisions. We take these provisions into account when renewing agreements.

        Domestic telephone companies have entered the business of distributing television channels to households through their wire-lines. We have agreements with several telephone companies and cooperatives of telephone companies, which permit the carriage of the Hallmark Channel and the Hallmark Movie Channel, and are negotiating with others. We believe that subscribers to these telephone services are in large part customers previously served by cable and satellite television companies, which continue to carry our programming.

        The universe of cable TV subscribers in the United States is approximately 100 million homes. The top 30 cable TV networks in the United States have 90 million or more subscribers. Our goal is to reach 90 million subscribers in the next one to two years.

        Three factors have contributed to the ratings of the Hallmark Channel: acquired series and movies, original productions and marketing. Certain acquired series have consistently delivered strong ratings across all day-parts. Original productions are our most high profile programs and generate the Channel's highest ratings. Original productions are significant in helping our distribution and advertising sales teams sell the Channel. Prior to 2007, substantially all of our original programming has been provided by RHI Entertainment. In 2007, we started to acquire original programming from a broad range of producers and expect to continue in the future. The Company typically incurs additional marketing expenses surrounding original productions and certain acquired movies.

        We sold approximately 50% of our inventory for advertising on our Channels in the upfront market (generally sales in June, July and August for the last quarter of 2007 and the first three quarters of 2008), compared to 46% sold in the 2006 upfront market. We were able to achieve significant increases in our CPMs in the 2007 upfront market compared to the 2006 upfront market. The balance of advertising inventory has been made available in the scatter market, which in the past and in 2007 has yielded higher advertising rates than the upfront market.

        Historically, Nielsen cable television ratings were based on viewing of networks' programming content. Beginning in the fourth quarter of 2007, Nielsen began measuring and providing performance data based on viewing of commercial content as well as programming content. The new ratings information also includes data on viewing of program content through digital recording devices (DVR's), if that viewing occurs within three days of the program's air date. Throughout the fourth quarter, we experienced a decrease in viewers of approximately 3% to 3.5% under the new ratings. We have factored the new rating information into our advertising rates, and at this time we do not expect a significant impact from the new rating information on our net advertising rates.

        At December 31, 2007, the Hallmark Movie Channel was distributed to nearly 5.4 million subscribers, an increase of nearly 4.6 million subscribers in 2007. This increase in distribution will improve the Company's ability to generate advertising revenue from the Hallmark Movie Channel in 2008. The Company expects the Hallmark Movie Channel to become a more significant component of its advertising revenue in 2008.

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

  Impairment of Assets

        Please see Note 3 of Notes to the Consolidated Financial Statements in this Report for information on impairment charges for 2005 and 2006.

Revenue from Continuing Operations

        Our revenue consists primarily of subscriber fees and advertising fees, and until December 2006, included film asset license fees.

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

        We are in continuous negotiations with our existing distributors to increase our subscriber base in order to enhance our advertising results. We have been subject in the past to requests by major distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors' efforts to market our Channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees

        Our Channels are usually offered as one of a number of channels on either a basic tier or part of other program packages and are not generally offered on a stand-alone basis. Thus, while a cable or satellite customer may subscribe and unsubscribe to the tiers and program packages in which one of our Channels is placed, these customers do not subscribe and unsubscribe to our Channels alone. We are not provided with information from the distributors on their overall subscriber churn and in what manner their churn rates affect our subscriber counts; instead, we are provided information on the total number of subscribers who receive the Channels.

        Our subscriber count depends on the number of distributors carrying one of our Channels and the size of such distributors as well as the program tiers on which our Channel is carried by these distributors. From time to time, we experience decreases in the number of subscribers as promotional periods end, or as a distributor arrangement is amended or terminated by us or the distributor. The level of subscribers could also be affected by a distributor repositioning our Channels from one tier to another tier. Management analyzes the estimated effect each new or amended distribution agreement will have on revenue and costs. Based upon these analyses, if subscriber acquisition fees are needed, management endeavors to achieve a fair combination of subscriber commitments and subscriber acquisition fees.

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

  Film Asset License Fees

        Crown Media Distribution generated revenue from the film assets by granting licenses to third parties to exhibit the films in the United States. We also used the films as programming for the Hallmark Channel and the Hallmark Movie Channel. Customers for our film assets consisted of other television channels, home video distributors and brokers who resold rights to our film assets. License fees for our film assets were generally negotiated based upon, among other things, the size of the potential audience who were to be viewing the programming and the term of the license. The market for our film library was typically seasonal, with over half of the annual sales occurring in the fourth quarter in past years. This seasonality was generally due to the timing of our customers' program scheduling activities. In 2006, film licensing activities and revenue were negatively affected by the sale process of the Company's film library, which sale closed in December 2006. Due to the sale of the Company's film library, we no longer have film licensing activities.

Cost of Services

        Our cost of services consists primarily of the amortization of program license fees; subscriber acquisition fee expense; the cost of signal distribution; administration, distribution and, until we sold our film assets, amortization of and other exploitation of our film assets; and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future due to the amortization of programming to support our advertising strategy. We expect this increase to be offset in part by a decrease in subscriber acquisition fee expense as we continue to renew our distribution deals.

Critical Accounting Policies, Judgments and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Crown Media Holdings to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Program License Fees

        Program license fees are paid in connection with the acquisition of the rights to air programs acquired from others. The cost of program rights are deferred and then amortized on a straight-line basis over the shorter of their contractual license periods or anticipated usage. On a quarterly basis, the Company evaluates the realizability of these deferred license fees in relation to the estimated future revenue. Estimates of net realizable value for program license fees are determined using future estimated advertising revenue and anticipated patterns of programming usage on a day part basis (blocks of time during the day) as it pertains to programming licensed to a Channel. These estimates of expected annual future estimated revenue are compared to net book value of the program license fee assets to determine if the programming assets are expected to be recovered. Where the analysis indicates the costs are in excess of the estimated net realizable value, additional programming costs are recognized.

Subscriber Acquisition Fees

        Subscriber acquisition fees have been generally required to be paid to obtain initial carriage on domestic pay distributors systems. Under certain of these agreements with pay distributors, Crown Media United States was obligated to pay subscriber acquisition fees if defined subscriber levels were met or in order to obtain additional carriage of the Hallmark Channel by those pay distributors. Such costs were accrued when Crown Media United States received notice from the distributors that they have met the contractual penetration percentage or subscriber count.

        Subscriber acquisition fees are amortized over the contractual life of the distribution agreements as a reduction of subscriber fee revenue. If the amortization expense exceeds the cumulative subscriber fee revenue recognized, or to be recognized, on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically by comparing the net carrying amount to the estimates of future subscriber fee and advertising revenue. It also assesses the recoverability when events such as changes in distributor relationships occur or other indicators suggest impairment.

Long-Lived Assets

        The Company reviews long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the asset's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. The Company determines fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

        Goodwill is reviewed for impairment annually on November 30 or whenever an event occurs or there is a change in circumstances that indicates fair value might be below carrying value. Goodwill is carried at historical cost if the estimated fair value is greater than the carrying amounts. However, if estimated fair value is less than the carrying amount, goodwill is reduced to estimated fair value through an impairment charge to the Company's consolidated statements of operations.

Revenue Recognition

        Subscriber revenue from pay television distributors is recognized as revenue when an agreement is executed, programming is provided, the price is fixed and determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs in accordance with Emerging Issues Task Force No. 01-9 ("EITF No. 01-9"), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services.

        Advertising revenue, net of agency commissions, is recognized in the period in which related commercial spots or long form programming are aired and as ratings guarantees to advertisers are achieved. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting operations. Customers remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue.

Audience Deficiency Unit Liability

        Audience deficiency units ("ADUs") are units of inventory that are made available to advertisers as compensation for the inventory the advertiser purchased that ran in programs that under-delivered on the guaranteed ratings.

        An audience deficiency liability results when impressions delivered on guaranteed ratings are less than the impressions guaranteed to advertisers. Such liability arises as a matter of industry practice rather than as a matter of written contract. The liability is reduced when the Company airs the advertisement during another program to "make-good" on the under-delivery of impressions. The Company typically does not remit cash to advertisers in satisfaction of such deficiencies.

Effects of Transactions with Related and Certain Other Parties

Hallmark Transactions

        In 2008 to date and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, trademark licenses, administrative services, a Tax Sharing Agreement, the issuance of a $400.0 million senior note, notes payable and a debt waiver agreement.

Bank Credit Facility

        In March 2005, as part of an amendment to our bank credit facility, Hallmark Cards provided a letter of credit to the lenders for an amount equal to the maximum amount which may be borrowed under the bank credit facility. Under Amendment No. 9 to the bank credit agreement dated March 21, 2006, Hallmark Cards acquired the right to purchase all of the bank lender's interest in the bank credit facility. Under a waiver and standby purchase agreement entered into by Hallmark Cards on the same day, as amended and restated on March 10, 2008, Hallmark Cards and its subsidiaries have agreed not to demand payments of various obligations owed by us to them until March 31, 2009, including draws under the above mentioned letter of credit. In the same waiver and standby purchase agreement, Hallmark Cards has provided us with the right to cause Hallmark Cards to purchase all of the bank lenders' interest in loans.

        In consideration for Hallmark Cards to execute Amendment No. 4 to the waiver and standby agreement, on July 27, 2007, the Company executed Copyright Security Agreement and Security and Pledge Agreement for the benefit of Hallmark Cards and its affiliates. Under the agreements, the Company and its subsidiaries grant security interests to Hallmark Cards and its affiliates in any copyright license and program license agreements and all other personal property.

Tax Sharing Agreement

        In March 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a Tax Sharing Agreement with Hallmark Cards, which was amended at the time the Company issued the senior note to HC Crown. We account for income taxes as if Crown Media Holdings were a separate taxpayer. Accordingly, Hallmark Cards' ability to use our tax losses does not impact our assessment of the need for a valuation allowance on deferred tax assets, including future tax losses. Any payments received from Hallmark Cards under the Tax Sharing Agreement are recorded as an increase in paid-in capital. For information regarding the Tax Sharing Agreement, please see Notes 11 and 15 to the Notes to Consolidated Financial Statements contained in this Report.

Senior Secured Note

        On August 5, 2003, Crown Media Holdings repurchased all of the outstanding trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. The securities were repurchased for approximately $329.1 million. Funds for this repurchase were obtained from the proceeds from the issuance of a senior note issued to HC Crown in the amount of $400.0 million. For information regarding our senior note, please see Note 10 to the Notes to Consolidated Financial Statements contained in this Report.

        Promissory Notes with Hallmark Entertainment Holdings (a subsidiary of Hallmark Cards)

        On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note bearing interest at LIBOR plus 3% per annum (currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement). Pursuant to the Waiver Agreement, the promissory note is payable in full on December 31, 2009.

        On March 21, 2006, the Company converted approximately $70.4 million of payables to a Hallmark Cards affiliate to a promissory note bearing interest at LIBOR plus 3% per annum (currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement). Pursuant to the Waiver Agreement, the promissory note is payable in full on December 31, 2009. See "Bank Credit Facility and Hallmark Notes" below.

Note and Interest Payable to Hallmark Cards

        Under the Tax Sharing Agreement, Hallmark Cards has agreed to pay the Company the tax benefits realized by Hallmark Cards as a result of including the Company in its consolidated income tax return as follows: (1) 75% to be paid in cash on a quarterly basis and (2) the remaining 25% balance will be (a) paid to the Company when the Company becomes a federal taxpayer or (b) applied as an offset against any amounts owed by the Company to any member of Hallmark Cards' consolidated federal tax group (a "Hallmark Member") under any loan, line of credit or other payable, subject to any limitations under any loan documents to which the Company is a party prohibiting such offsets. To date, Hallmark Cards has been paying 75% of such tax benefits in cash and, from time to time, applying the 25% balance to amounts owed by the Company to a Hallmark Member.

        In 2007, the Internal Revenue Service completed its examination of Hallmark Cards' consolidated tax returns filed for fiscal years 2003 and 2004 and determined that, with respect to a portion of the losses attributable to the Company for fiscal years 2003 and 2004, Hallmark Cards should not have carried back such losses to its consolidated federal tax returns filed for fiscal years 2001 and 2002. These losses are now available as carry-forwards in the consolidated federal tax return beginning in 2005 and later years. Since Hallmark Card's tax benefits realized from such losses were either paid to the Company in cash or applied as an offset against amounts owed to a Hallmark Member as described above, the Company now has to reimburse Hallmark Cards for the portion of the tax benefits received by the Company attributable to its losses for fiscal years 2003 and 2004, along with any interest related thereto, which amount is approximately $33.1 million.

        To reimburse Hallmark Cards for the tax benefits already received by the Company, the Company executed a promissory note in the amount of $33.1 million payable to Hallmark Cards, bearing interest at LIBOR plus 3% per annum (the "Tax Note") on July 27, 2007. The Tax Note is due and payable in full (both principal and interest) two years from the date of the Tax Note. The Note may be prepaid in whole or in part with no penalty. The Company is not required to make any cash payments prior to maturity. Until the Note and related interest is paid in full, Hallmark Cards will offset any future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then against the unpaid principal balance. For information regarding our note and interest payable to Hallmark Cards, please see Note 10 to the Notes to Consolidated Financial Statements contained in this Report.

"Hallmark Hall of Fame" Programming License Agreement

        In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, Inc. to license 58 "Hallmark Hall of Fame" movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability. This agreement makes the Hallmark Channel and Hallmark Movie Channel the exclusive home for these movies, which are consistent with our Channels' brand images. The total license fee for these movies is $17.2 million and is payable in equal quarterly installments over its 10 year exhibition window.

NICC Agreement

        For information regarding the amendment to our agreements with NICC including termination of a put right, please see Item 13 "Certain Relationships and Related Transactions" contained in this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2005, 2006 and 2007, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

				Percent Change
	Years ended December 31,
				2006 vs. 2005	2007 vs. 2006
	2005	2006	2007
Revenue:
Subscriber fees	$18,746	$24,869	$27,812	33%	12%
Advertising	146,115	174,190	206,174	19%	18%
Film asset license fees	21,693	1,815	—	-92%	-100%
Sublicense fees and other revenue	10,830	305	378	-97%	24%

Total revenue	197,384	201,179	234,364	2%	16%
Cost of Services:
Programming costs	120,577	152,193	164,409	26%	8%
Amortization of film assets	51,619	14,739	(5,260)	-71%	-136%
Impairment of film assets	25,542	225,832	—	784%	-100%
Subscriber acquisition fee amortization	35,928	31,044	30,996	-14%	0%
Operating costs	21,606	12,430	12,380	-42%	0%

Total cost of services	255,272	436,238	202,525	71%	-54%
Selling, general and administrative expense	59,633	46,626	63,088	-22%	35%
Marketing expense	24,160	16,021	19,733	-34%	23%
Gain on sale of film assets	—	(8,238)	—	N/A	-100%

Loss from continuing operations
before interest expense	(141,681)	(289,468)	(50,982)	104%	-82%
Interest expense, net of interest income	(73,856)	(98,935)	(108,164)	34%	9%

Loss from continuing operations	(215,537)	(388,403)	(159,146)	80%	-59%
Loss from discontinued operations	(10,683)	—	—	-100%	N/A
Gain (loss) on sale of discontinued operations	(6,538)	1,530	114	-123%	-93%
Cumulative effect of change in accounting principle	—	(2,099)	—	N/A	-100%

Net loss	$(232,758)	$(388,972)	$(159,032)	67%	-59%

Other Data:
Net cash (used in) provided by operating activities	$(121,926)	$(34,061)	$12,561	-72%	-137%
Capital expenditures	$(504)	$(713)	$(1,668)	41%	134%
Proceeds from disposition of international
business	$221,979	$—	$—	-100%	N/A
Proceeds from disposition of film assets	$—	$152,116	$—	N/A	-100%
Net cash provided by (used in) investing activities	$213,142	$142,983	$(5,752)	-33%	-104%
Net cash used in financing activities	$(72,329)	$(110,883)	$(18,800)	53%	-83%
Net cash used in discontinued operations	$(15,063)	$—	$—	-100%	N/A
Total domestic day household ratings (1)(3)	0.707	0.755	0.714	7%	-5%
Total domestic primetime household ratings (2)(3)	1.033	1.216	1.155	18%	-5%
Subscribers at year end	70,666	74,641	83,915	6%	12%

(1)
Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)
Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)
These Nielsen ratings are for the time period January 1 through December 31.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

  Revenue.

        Our revenue from continuing operations, which is primarily comprised of subscriber fees and advertising, increased 16% to $234.4 million for the year ended December 31, 2007. Our 12% increase to $27.8 million in subscriber fee revenue for the year ended December 31, 2007, was a result of higher net effective rates on average, primarily due to a decrease in subscriber acquisition fees applied against revenue, and an increase in the number of paying subscribers. Subscriber acquisition fee expense recorded as a reduction of revenue was $6.5 million for the year ended December 31, 2007, and $8.7 million for the comparable period in 2006, primarily due to the renewal of distribution agreements and the resulting reversal of certain subscriber acquisition fees associated with the previous agreements during the first quarter of 2007. Subscriber fees were also positively impacted by the expiration of free carriage periods during 2006 and 2007. Subscribers have increased as a result of the EchoStar distribution agreement signed in March 2007 and as a result of internal growth pursuant to previously amended distribution agreements. Net subscriber rates in distribution agreements renewed during 2007 and 2008 to date should significantly increase subscriber fees in 2008.

        The increase in advertising revenue to $206.2 million for the year ended December 31, 2007, compared to $174.2 million for the year ended December 31, 2006, reflects the growth in subscribers and an increase in advertising rates, offset in part by lower than expected delivery of viewers in certain demographic categories. Generally, as we have expanded our subscribers, provided higher rated programming, and increased our advertising rates, our advertising revenue has increased. The number of advertisers on our channel rose from 418 at December 31, 2006, to 425 at December 31, 2007.

        Among the 69 ad-supported cable channels in the United States market, the Hallmark Channel ranked 11th in total day viewership with a 0.714 household rating for the year ended December 31, 2007 and 8th for primetime with a 1.155 household rating for the same period based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel is not a fully distributed network and most of the channels that rate above the Hallmark Channel have higher levels of distribution.

        Revenue from the licensing of our film assets totaled $1.8 million for the year ended December 31, 2006, as compared to $0 for the 2007 year. The Company sold its film assets in December 2006. The Company recorded $305,000 of sublicense fees and other revenue for the year ended December 31, 2006, as compared to $378,000 for the year ended December 31, 2007.

        Cost of services.    Cost of services as a percent of revenue decreased to 86% for the year ended December 31, 2007, as compared to 217% in the prior year's period. This decrease was primarily related to the $225.8 million impairment of our film assets recorded in 2006 explained below.

        Total programming costs for the year ended December 31, 2007, increased 8% due to continued increases in the market cost of program licenses and expensing certain related-party programming after the one airing instead of over a period of 3 or 5 years. Significant NICC programming expenses are eliminated in 2008, and we plan to use these savings for other programming.

        Amortization of film assets decreased 136% for the year ended December 31, 2007, compared to the same periods in 2006, because there was no licensing of film assets in 2007. In addition, during the second quarter of 2007, the Company reduced its estimate of a residual and participation liability for $521,000 less than it had originally accrued for it in conjunction with the sale of its film library. During the third quarter of 2007, the Company recorded $4.7 million negative amortization of film assets related to a change in estimate of the Company's residual and participation liability resulting from an analysis of the Company's third-party licenses and use of the film assets prior to the sale to RHI using information that became available during the third quarter of 2007.

        Non-cash impairment charges were $225.8 million related to our film assets for the year ended December 31, 2006.

        Subscriber acquisition fee amortization expense results when subscriber acquisition costs previously incurred are amortized over the remaining life of the relevant distribution agreement. We expect this expense to decline in 2008, as we renewed our agreements in 2007 and 2008 without committing to additional subscriber acquisition fees.

        Operating costs for the year ended December 31, 2007, decreased $50,000 primarily due to decreases in expenses associated with the library, such as outside sales commission and tape duplication. The decrease also resulted from the full year benefit in 2007 of expense reduction efforts made in the first and second quarter of 2006. This decrease was offset by the Company's negative bad debt expense (meaning a credit), which is a part of operating costs and causes a decrease in such costs, of $261,000 for the year ended December 31, 2006, as compared to the Company's bad debt expense of $166,000 for the year ended December 31, 2007.

        Selling, general and administrative expense.    Our selling, general and administrative expense increased 35% due to a $7.8 million increase and a $1.4 million increase in compensation expense related to the obligations of restricted stock units and stock appreciation rights, respectively, a $1.7 million increase in commissions expense, a $6.4 million increase in legal expense, a $2.5 million increase in bonus expense, a $962,000 increase in research expense and other miscellaneous increases. These increases were offset in part by a $1.2 million decrease in depreciation and amortization expense primarily related to assets becoming fully depreciated and a $3.7 million decrease in severance expense. Our closing stock prices are used to value both our restricted stock units and our stock appreciation rights, and increases/decreases in our closing stock price cause increases/decreases in our compensation expense. Our closing stock price was $3.63 at December 31, 2006, and $6.50 at December 31, 2007.

        Marketing expense.    For the year ended December 31, 2007, our marketing expense increased 23%. Usually, the Company has five marketing promotions per year. During 2006, there were only four marketing promotions due to management's cost savings efforts. The four marketing promotions were "Mystery Movies" in January 2006, "Desolation Canyon" in July 2006, "March of the Penguins" in November 2006 and "The Christmas Card" in December 2006. During 2007, there were five marketing promotions. The five marketing promotions were "Love is a Four Letter Word" in February 2007, "A Stranger's Heart" in May 2007, "Avenging Angel" in July 2007, "All I Want for Christmas" in December 2007 and "The Note" in December 2007.

        Interest expense.    Interest expense, net of interest income, increased for the year ended December 31, 2007, compared to December 31, 2006, by $9.2 million. This increase relates primarily to the $7.9 million of interest expense recorded in the second quarter of 2007 in connection with the $25.2 million of tax benefits received earlier from Hallmark Cards under the Tax Sharing Agreement. In the third quarter of 2007, the Company recorded an additional $85,000 of interest expense related to the $25.2 million note signed with Hallmark Cards. See Note 10 to the Consolidated Financial Statements in this Report. The remainder of this increase relates to the $6.3 million increase in interest on our $621.3 million senior note, the $1.1 million increase in interest on our $158.8 million note payable to Hallmark Cards affiliates, the $444,000 increase in interest on our $57.9 million note payable to Hallmark Cards affiliates, the $706,000 increase in interest on our $101.4 million note payable to Hallmark Cards affiliates, the $1.1 million increase in interest on our $22.1 million note payable to Hallmark Cards, and offset in part by the $7.3 million decrease in interest on our bank credit facility, $2.5 million decrease in interest on our bank credit facility fees due to Hallmark Cards affiliates, and a $1.4 million decrease in our bank line of credit fees due to a lower principal balance. The majority of the aforementioned increases, excluding amounts relating to the tax benefits, occurred due to increases in principal balances. The decreases related to our bank credit facility resulted from a reduction in the outstanding balance and the available credit limit following the December 2006 sale of our film assets. Additionally, because of the December 2006 sale of the Company's film assets, the Company recorded in 2007 $1.6 million of interest expense on its residuals and participation liability payable due to the buyer of our film assets.

        Loss from Continuing Operations.    Loss from continuing operations for the year ended December 31, 2006 and 2007, was $388.4 million and $159.1 million, respectively. Our loss from continuing operations decreased primarily because of an increase in advertising revenue, offset by an increase in programming costs, along with the absence of impairment charges related to our film assets, which were sold in December 2006.

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

        Revenue from the licensing of our film assets totaled $1.8 million for the year ended December 31, 2006, compared with $21.7 million for the comparable period in 2005. The Company sold its film assets in December 2006. Until that time, sales decreased in 2006 due to the uncertainty of the completion of the sale. Sublicense fees and other revenue for the year ended December 31, 2005, was $10.8 million primarily due to the sub-licensing of Little House on the Prairie to a third party. The Company recorded $305,000 of sublicense fees and other revenue for the year ended December 31, 2006.

        Cost of services.    Cost of services as a percent of revenue increased to 217% for the year ended December 31, 2006, as compared to 129% in the prior year's period. This increase was primarily related to the $225.8 million impairment of our film assets explained below.

        Total programming costs for the year ended December 31, 2006, increased 26% due to our focus on retaining and acquiring higher quality series programming, our acquisition of original programming such as Mystery Movies and the related amortizations and a write-down of $20.9 million of certain program license fees to their estimated net realizable values.

        Amortization of film assets decreased 71% for the year ended December 31, 2006, compared to the same periods in 2005 primarily as a result of a significant decrease in the licensing of our film assets as noted above because of the sale of our film assets in December 2006 and related uncertainty surrounding the sale until it was completed. Our subscriber acquisition fee amortization expense for the year ended December 31, 2006, as compared to 2005, decreased 14% because we fully amortized certain of our agreements with our domestic distributors during 2006.

        Non-cash impairment charges in a total amount of $25.5 million and $225.8 million related to our film assets for the years ended December 31, 2005 and 2006, respectively. As a result of non-binding bids received in the second quarter of 2006 and terms of a then-proposed agreement for the sale of the library, management deemed it necessary to review its film assets for impairment as of both June 30, 2006 and September 30, 2006, and impairment charges were recognized in both of these quarters based on these reviews. The impairment charges for the film assets were recognized in the third and fourth quarters of 2005 based upon then current projections for the sales and internal use of the film assets.

        Operating costs for the year ended December 31, 2006, decreased $9.2 million primarily due to a $9.2 million decrease in bad debt expense.

        Selling, general and administrative expense.    Our selling, general and administrative expense decreased 22% for the year ended December 31, 2006, due primarily to an $11.7 million decrease in compensation expense associated with our restricted stock units and a $1.6 million decrease in depreciation and amortization expense offset in part by an accrual related to certain claims made against the Company by the buyer of the international business.

        Marketing expense.    For the year ended December 31, 2006, our marketing expense decreased 34% primarily due to the reduction in 2006 of the Mystery Movie marketing campaign for the Hallmark Channel. In order to build upon the success of our 2004 Holiday promotion and to assist with the sale of our advertising inventory in the upfront market, the Company commenced the Mystery Movie franchise in the first quarter of 2005.

        Interest expense.    Interest expense increased 34% for the year ended December 31, 2006, due to higher interest expenses explained below: interest on our $400.0 million senior note payable, which increased by $5.0 million for the year ended December 31, 2006, as compared to the prior year, and interest on our $75.0 million promissory note, which increased by $2.0 million for the year ended December 31, 2006, as compared to the prior year. Interest on our senior note payable increased as accrued interest was added to the principal. Interest increased related to our promissory note due to a higher interest rate and a higher principal balance. In October 2005, we converted $132.8 million of license fees payable into a note payable to a Hallmark Cards affiliate and the related interest expense was $2.4 million for the year ended December 31, 2005. Interest related to the $132.8 million note payable to a Hallmark Cards affiliate was $11.2 million for the year ended December 31, 2006. In March 2006, we converted $70.0 million of payables to affiliates into a note payable to a Hallmark Cards affiliate and the related interest expense was $4.1 million for the year ended December 31, 2006. Interest on our credit facility increased $4.0 million due to a higher principal balance and interest rate. Interest payable to Hallmark Cards with respect to our credit facility increased $1.4 million due to a higher principal balance and interest rate.

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

Liquidity and Capital Resources

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

        Cash used in operating activities from continuing operations was $34.1 million for the year ended December 31, 2006, and cash provided by operating activities from continuing operations was $12.6 million for the year ended December 31, 2007. Cash was used primarily to fund operating expenditures and the acquisition of programming in both years. Cash receipts from subscriber and advertising revenue were $214.2 million and $240.4 million for the years ended December 31, 2006 and 2007, respectively. Subscriber acquisition fee payments were $11.0 million and $1.2 million for the years ended December 31, 2006 and 2007, respectively. Crown Media Holdings paid RHI Entertainment Distribution $51.1 million and $42.5 million for license fees in 2006 and 2007, respectively.

        Cash provided by investing activities was $143.0 million for the year ended December 31, 2006. Proceeds from the sale of our film assets were $152.1 million in 2006. During the year ended December 31, 2006, the Company paid $8.4 million to the buyer of the international business, $3.0 million of which related to the payment of guaranteed receivables in accordance with the sale agreement. Cash used in investing activities was $5.8 million for the year ended December 31, 2007. During the year ended December 31, 2007, the Company paid $4.1 million to the buyer of the international business for amounts due under the terms of the sale agreement.

        We received $12.0 million under the Tax Sharing Agreement during 2006. Cash used in financing activities was $110.9 million for the year ended December 31, 2006. During the year ended December 31, 2006, we repaid $137.4 million under our bank credit facility, using the proceeds received from the sale of the film library. Additionally, we borrowed $15.0 million under our bank credit facility to cover the cash we used in operating and investing activities during the year ended December 31, 2006. Cash used in financing activities was $18.8 million for the year ended December 31, 2007. During the year ended December 31, 2007, we repaid $36.3 million under our bank credit facility. Additionally, we borrowed $18.1 million under our bank credit facility to cover the cash we used in operating and investing activities during the year ended December 31, 2007.

        Cash at December 31, 2007, was approximately $2.0 million, a reduction in the cash balance due to the Company's implementation of a new cash management strategy during the third quarter of 2007. Under this new cash management system, the Company is paying down amounts borrowed under its bank credit facility on a more frequent basis with certain available funds.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006

        Cash used in operating activities from continuing operations was $121.9 million and $34.1 million for the years ended December 31, 2005 and 2006, respectively. Cash was used primarily to fund operating expenditures and the acquisition of programming in both years. The decrease in cash flow used in operations was primarily due to a $93.4 million decrease of acquisitions of program license fees during 2006.

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

        Cash used in discontinued operations was $15.1 million and $0 for the years ended December 31, 2005 and 2006, respectively. Cash used in discontinued operations decreased as the sale of the Company's international business was completed in April 2005.

Contractual Obligations

        The following table aggregates all of our contractual commitments as of December 31, 2007:

	Scheduled Payments by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit facility and interest payable	$69.6	$19.6	$50.0	$—	$—
Company obligated mandatorily redeemable preferred interest, including accretion(1)	25.0	—	25.0	—	—
HC Crown line of credit and interest payable	101.4	—	101.4	—	—
Senior note to HC Crown, including accretion	621.3	—	—	621.3	—
Note payable to Hallmark Cards affiliate	158.8	—	158.8	—	—
Note payable to Hallmark Cards affiliate	57.9	—	57.9	—	—
Note payable to Hallmark Cards affiliate	22.1	—	22.1	—	—
Capital lease obligations	15.4	0.7	1.7	2.0	11.0
Operating leases (off-balance sheet commitments)	8.5	3.6	4.4	0.5	—
Other obligations
Program license fees payable for non-affiliate current and future windows (includes off-balance sheet commitments)	365.7	120.1	162.8	68.8	14.0
Program license fees payable for affiliate current and future windows (includes off-balance sheet commitments)(2)	18.4	11.7	3.9	2.8	—
Obligation to NICC for the repurchase of Class A common stock, extinguished January 2, 2008(3)	32.8	32.8	—	—	—
Obligations to NICC due to January 2, 2008 Agreement(4)	9.0	3.5	5.5	—	—
Deferred compensation and interest	2.9	0.6	2.3	—	—
Payable to buyer of international business	5.8	4.1	1.7	—	—
Other payables to buyer of international business	7.4	2.1	1.9	1.5	1.9
Other payables to buyer of film assets	22.6	1.8	4.1	4.8	11.9

Total Contractual Cash Obligations	$1,544.6	$200.6	$603.5	$701.7	$38.8

(1)
Payments are due within 60 days of the end of each fiscal year through 2009 in which Crown Media United States reports pretax profits exceeding $10.0 million. If Crown Media United States does not earn pretax profits, the company obligated mandatorily redeemable preferred interest is to be redeemed on or before December 31, 2010.

(2)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(3)
The Company and NICC reached agreement on January 2, 2008 whereby the Company's obligation under the Put Right was immediately extinguished without a cash payment.

(4)
Pursuant to the January 2, 2008, agreement, the Company will pay NICC $1.3 million on each of January 20, 2008, 2009 and 2010. In addition, the Company will provide NICC with a two-hour program block each Sunday morning during 2008 and 2009 at no cost to NICC. Also, the Company will make 6% quarterly payments based on the outstanding balance of the VISN preferred interest in Crown Media United States.

  Cash Flows

        As of December 31, 2007, the Company had $2.0 million in cash and cash equivalents on hand. As of December 31, 2007, the Company had borrowed $69.5 million from the $130.0 million revolving bank credit facility. In March 2008, the bank credit facility was extended until May 31, 2009, and the committed amount of the facility was reduced to $90.0 million. This commitment will decrease to $60.0 million on June 30, 2008, and thereafter, to $50.0 million on September 30, 2008, and $45.0 million on March 31, 2009. The Company will use cash flows from operations to reduce outstanding borrowings under the facility and expects these reductions to be sufficient to maintain outstanding borrowings below the commitment levels throughout the term of the facility. See "Bank Credit Facility and Hallmark Notes" below.

        The Company's principal sources of funds are cash on hand, cash generated by operations and amounts available under the Company's revolving bank credit facility through May 31, 2009. In addition, in March 2008, the Company and Hallmark Cards entered into an Amended and Restated Waiver Agreement which changes the maturity date of three obligations and defers payments under certain obligations. See Note 10. Previously, the Company's tax sharing agreement with Hallmark Cards has also been a source of cash. However, we do not expect to receive or pay any cash related to this agreement in the next twelve months.

        The Company expects to continue making investments in programming, marketing and distribution during 2008. However, the Company's recurring loss situation has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.

        The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through May 31, 2009, when combined with the deferral of any required payments on related-party debt and related interest mentioned below, will be sufficient to fund the Company's operations and meet its liquidity needs through March 31, 2009. The Company anticipates that its principal uses of cash during the next twelve months will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming, interest and repayment of principal under its bank credit facility and interest under certain notes payable to Hallmark Cards affiliates.

        The sufficiency of the existing sources of liquidity to fund the Company's operations is dependent upon continued growth in subscriber revenue and advertising revenue. A significant decline in the popularity of the Hallmark Channel, an adverse modification of any of the Company's significant distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company's liquidity and its ability to fund the current level of operations.

        The Company will endeavor to extend or refinance the bank credit facility prior to or upon its maturity. Any such extension or refinancing could require a continuation of a letter of credit from Hallmark Cards in support of the bank credit facility or other steps by the Company and, thus, is not assured. If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and either (1) the bank draws down on Hallmark Cards' irrevocable letter of credit or (2) Hallmark Cards purchases the interests of the lending bank, Hallmark Cards would have all obligations and rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time after March 31, 2009, under the terms of the Waiver Agreement described below.

        Upon maturity of the credit facility on May 31, 2009, without renewal or replacement, JP Morgan Chase Bank, N.A., will have the right to forego a call on Hallmark Cardsf irrevocable letter of credit provided and instead initiate foreclosure against the Company's assets. Such foreclosure proceedings would adversely affect our ability to continue our operations. However, prior to any such possible foreclosure, if the Company had not secured a refunding of the credit facility or alternative financing, the Company would require Hallmark Cards to exercise its option pursuant to the terms of the Waiver Agreement to purchase all of the outstanding indebtedness under the credit facility. The credit facility would then be subject to terms of the Waiver Agreement.

        Because of the Company's possible inability to meet its obligations when they come due on March 31, 2009 and later dates in 2009 through December 31, 2009, the Company anticipates that prior to March 2009, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives.

Bank Credit Facility and Hallmark Notes

Bank Credit Facility

        In 2001, we entered into a credit agreement (which agreement has been amended subsequently, with the most recent amendment dated March 10, 2008) with a syndicate of banks, led by JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank. The facility is guaranteed by our subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. As a result of amendments through March 2008, the bank credit facility is a revolving line of credit with JP Morgan Chase Bank, N.A., in the amount of $90.0 million. The credit agreement for the bank credit facility, including all of its amendments, are exhibits to this Report or are incorporated herein by reference.

        By an Amendment No. 14 in March 2008, the maturity date of the bank credit facility was extended to May 31, 2009. Under this Amendment, the amounts available under this facility are or will be reduced from $130.0 million as follows:

Date	Revolving Credit Commitment
March 10, 2008	$90,000,000
June 30, 2008	$60,000,000
September 30, 2008	$50,000,000
March 31, 2009	$45,000,000

        In connection with Amendment No. 14, JP Morgan Chase Bank became the sole lender under the bank credit facility by acquiring the interests of all other lending banks. Concurrent with the execution of Amendment No. 14, the existing Hallmark Cards' support letter of credit was reissued by JPMorgan in the face amount of $90.0 million and with an expiration date of June 10, 2009.

        Each loan under the bank credit facility bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rates change. We are required to pay a commitment fee of 0.15% per annum (0.2% from March 1, 2005, to April 27, 2006) of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments.

        Since March 2005, Hallmark Cards has provided an irrevocable letter of credit as credit support for our obligations under our bank credit facility. The amounts resulting from rate and fee reductions for the bank credit facility since that time are paid by us to Hallmark Cards as compensation for providing the support letter of credit to the bank lenders.

        The credit agreement, as amended, contains a number of affirmative and negative covenants. Negative covenants include, among other things: Limitations on indebtedness; liens; investments; "Restricted Payments;" changes in our business activities; and not amending the promissory note with HC Crown, a related letter of credit issued for our benefit or certain of our other material agreements. Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the HC Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards or any of its affiliates. The credit agreement, however, permits Crown Media Holdings to make payments to Hallmark Cards or an affiliate in payment of a valid outstanding obligation or in an aggregate amount equal to the financial benefits received by us as a result of the reduction of interest charges under the bank credit facility in Amendment No. 8 plus any fees and costs incurred by Hallmark Cards in connection with the support letter of credit provided in accordance with Amendment No. 8. For more information on affirmative and negative covenants in the credit agreement, see Note 9 to our Consolidated Financial Statements.

        Events of default under the amended credit agreement include, among other things, (1) the failure to pay principal or interest, with the default continuing unremedied for five days after receipt of a remittance advice, (2) a failure to observe covenants, (3) a change in control, or (4) a termination by Hallmark Cards or any of its affiliates of the right of Crown Media Holdings or its subsidiaries to use the names "Hallmark" or "Crown" in their television services or any Channels owned or operated by them. For purposes of the credit facility, a change in control means that (a) Hallmark Cards ceases to own directly or indirectly at least 80% of the equity interest of Hallmark Entertainment Investment, (b) Hallmark Entertainment Holdings ceases to have sufficient voting power to elect a majority of Crown Media Holdings' board of directors or beneficial ownership of over a majority of the outstanding equity interest of Crown Media Holdings having voting power, (c) the majority of the Board is not comprised of individuals who were either in office or who were nominated by a two-third's vote of individuals in office or so nominated as at December 17, 2001, or (d) the consummation by the Company of a Rule 13e-3 transaction (or a "going-private" transaction) as defined in the Securities Exchange Act.

Waiver and Standby Purchase Agreement

        On March 10, 2008, we, Hallmark Cards, Incorporated and affiliates of Hallmark Cards who hold obligations of ours entered into an Amended and Restated Waiver and Standby Purchase Agreement (the "Waiver Agreement"). The Waiver Agreement replaces a previous version of March 21, 2006 as amended through October 2007. The Waiver Agreement extended to March 31, 2009 the period during which the Hallmark parties will defer the payment of obligations listed below. The Waiver Agreement of March 2008 also included the following changes: The annual addition of interest to principal on the obligations described below (except the 10.25% Note continues to add interests semi-annually to the principal); the extension of the maturity dates of three notes (the 2001, 2005 and 2006 notes mentioned below) to December 31, 2009; fixing the interest rate of these three notes to a rate of LIBOR plus 5%, adjusted quarterly; the accrual and addition to principal of interest through November 15, 2008 on these three notes; a requirement to pay interest on these three notes in cash, quarterly commencing November 16, 2008; and a change to the definition of Excess Cash Flow. As revised, the Waiver Agreement defers all payments due on any of the following obligations and, except as noted above, payment of interest thereon until March 31, 2009, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the "Waiver Period"):

  •
  Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2006 and 2007, including accrued interest was $93.5 million and $101.4 million, respectively. See Note and Interest Payable to HC Crown below.)

  •
  $70.0 million note and interest payable to Hallmark Cards affiliate dated March 21, 2006, arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2006 and 2007, including accrued interest was $53.4 million and $57.9 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

  •
  10.25% senior note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2006 and 2007, including accrued interest was $562.2 million and $621.3 million, respectively. See Senior Note below.)

  •
  Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2006 and December 31, 2007, including accrued interest was $146.4 million and $158.8 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

  •
  Tax Note and interest payable to Hallmark Cards in the amount of $33.1 million, dated as of July 27, 2007. (Total amount outstanding at December 31, 2007, including accrued interest was $22.1 million. See Note and Interest Payable to Hallmark Cards below.)

  •
  All obligations of the Company under the bank credit facility by virtue of Hallmark Cards' deemed purchase of participations in all of the obligations under a letter of credit which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to the bank credit facility.

        Hallmark Cards has agreed that it will not accelerate the maturity of any of the foregoing obligations or initiate collection proceedings during the Waiver Period. Interest will continue to accrue on these obligations during the Waiver Period and will be payable as indicated above. The Company will continue to pay interest on the bank credit facility during the Waiver Period.

        The waiver termination date is on March 31, 2009, or earlier upon occurrence of any of the following events: (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness to unrelated parties (other than the credit facility) with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution (formerly known as Hallmark Entertainment Distribution at which time it was a wholly-owned subsidiary of Hallmark Cards); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; (e) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement; or (f) the security agreements granted to the Hallmark parties shall not remain perfected.

        Under the Waiver Agreement, if the bank lender under the bank credit facility accelerates any of the indebtedness under the bank credit facility or seeks to collect any indebtedness under it, then the Company may require that Hallmark Cards or its designated subsidiary exercise an option to purchase all the outstanding indebtedness under the bank credit facility as provided in the bank credit facility. All expenses and fees in connection with this purchase would be added to the principal amount of the credit facility obligations.

        The Waiver Agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement or as otherwise agreed by us against these obligations. Additionally, during the Waiver Period, Hallmark Cards is permitted to offset future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then to the unpaid principal balance of the Tax Note until the earlier of such time as the balance reaches zero or the maturity date of the Tax Note.

        Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any "Excess Cash Flow" during the Waiver Period. "Excess Cash Flow" is defined as 1) the net proceeds of any debt or equity financings; 2) the net cash proceeds from the sale, transfer or release by the Company of assets outside the ordinary course of business; and 3) if positive, the consolidated net cash flow from operations calculated in the same manner (and subject to the same restrictions on selling, general and administrative expenses, capital expenditures and similar items) as "Cash Flow Before Interest, Taxes (including tax sharing payments) and Principal" as set forth in the Crown Media Holdings 2008 budget as approved by the Board of Directors of Crown Media Holdings and provided to the Hallmark parties. For 2009, the restrictions will be those contained in the 2009 budget to be approved by the Board of Directors of Crown Media Holdings and reasonably acceptable to the Hallmark parties.

        In addition, we provided a release to Hallmark Cards and related parties for any matters prior to the date of the restated Waiver Agreement.

        In consideration for Hallmark Cards to execute Amendment No. 4 to the waiver and standby agreement, on July 27, 2007, the Company executed a Copyright Security Agreement and Security and Pledge Agreement for the benefit of Hallmark Cards and its affiliates. Under the agreements, the Company and its subsidiaries grant security interests to Hallmark Cards and its affiliates in any copyright license and program license agreements and all other personal property.

Hallmark Letter of Credit

        Pursuant to Amendment No. 8 to the bank credit facility, Hallmark Cards provided an irrevocable letter of credit issued by Citibank, N.A. to JP Morgan Chase Bank in the original amount of $320.0 million, as credit support for our obligations under the Company's bank credit facility (the "credit facility"). The support letter of credit was reduced to $220.0 million upon the consummation of the sale of the Company's international business and the reduction of the aggregate outstanding credit exposure of its lenders to $220.0 million. It was subsequently reduced to $130.0 million along with the bank credit facility. The letter of credit was renewed in March 2008 and reduced to $90.0 million. It expires on June 10, 2009. Drawdowns under the letter of credit may be made for amounts due and payable under the credit facility and upon the occurrence of certain other events. Any proceeds received by JP Morgan Chase Bank from drawing under this support letter of credit will be used to purchase on behalf of Hallmark Cards, subordinated participations in our obligations under the bank credit facility. As consideration, we agreed to pay Hallmark Cards' the amounts resulting from the 2.0% reduction in the interest rate and the 0.3% reduction in the commitment fee payable by the Company under the bank credit facility as provided in Amendment No. 8. In addition, we agreed to pay the fee charged for the letter of credit which was 0.625% of the amount of the letter of credit.

        In conjunction with Amendment No. 10, Hallmark Cards extended its letter of credit to correlate to the maturity date of the credit facility and also increased the size of the letter of credit from $220.0 million to $240.0 million. In consideration of this extension and increase in the size of the letter of credit, the Company agreed to continue to pay Hallmark Cards the difference between the interest rate formerly charged the Company before the letter of credit was available and the rate now charged with the backing of the letter of credit. Since the interest rate was further reduced in Amendment No. 10 to LIBOR plus 0.75%, the interest differential now payable to Hallmark Cards is 2.25% of the outstanding indebtedness under the credit facility. In addition, the Company agreed to continue to pay the fee charged for the letter of credit which was increased to 0.875% of the amount of the letter of credit.

Note and Interest Payable to HC Crown

        On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown. Due to the Waiver Agreement, the line of credit and related interest are not due until December 31, 2009. This line of credit is subordinate to the bank credit facility. The rate of interest under this line of credit was equal to LIBOR plus three percent (currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement). At December 31, 2006, and 2007, borrowings under the note were $87.7 million and $93.5 million, respectively. Accrued interest on the note of $5.8 million and $7.9 million are included in line of credit and interest payable to HC Crown as of December 31, 2006 and 2007, respectively, on the accompanying consolidated balance sheets. At December 31, 2006, $87.7 million of the outstanding balance bore interest at the Eurodollar rates of 8.37%. At December 31, 2007, $93.5 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2006 and 2007, $93.5 million and $101.4 million were included in the line of credit and interest payable to HC Crown on the accompanying consolidated balance sheets, respectively.

Note and Interest Payable to Hallmark Cards Affiliate

        On March 21, 2006, the Company converted approximately $70.4 million of payables to a Hallmark Cards affiliate to a promissory note bearing interest at LIBOR plus 3% per annum (currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement). Pursuant to the Waiver Agreement, the promissory note is payable in full on December 31, 2009. At December 31, 2006, and 2007, borrowings under the note were $49.3 million and $53.4 million, respectively. Accrued interest on the note of $4.1 million and $4.5 million is included in note and interest payable to Hallmark Cards affiliate as of December 31, 2006 and 2007, respectively, on the accompanying consolidated balance sheet. At December 31, 2006, $49.3 million of the outstanding balance bore interest at the Eurodollar rates of 8.37%. At December 31, 2007, $53.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2006 and 2007, $53.4 million and $57.9 million were included in the line of credit and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheet, respectively.

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

Senior Secured Note

        In August 2003, the Company issued a senior note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company's outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

        In accordance with the Waiver Agreement, payments are not required until March 31, 2009. The principal amount of the senior note accretes at 10.25% per annum, compounding semi-annually, to

$596.6 million at August 5, 2007. From that date, interest at 10.25% per annum was scheduled to be payable semi-annually on the accreted value of the senior note to HC Crown, but now will be payable subsequent to March 31, 2009. The note matures on August 5, 2011, and is pre-payable without penalty. At December 31, 2006 and 2007, $562.2 million and $621.3 million, respectively, of principal and accreted interest were included in the senior note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior note contains certain covenants which restrict the Company, among other matters, from the incurrence of any additional indebtedness, the repurchase or other acquisitions of the Company's stock, investments in other parties and the incurrence of liens on the Company's assets. As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to Hallmark Cards Affiliate

        On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note bearing interest at LIBOR plus 3% per annum (currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement). Pursuant to the Waiver Agreement, the promissory note is payable in full on December 31, 2009. At December 31, 2006, and 2007, borrowings under the note were $137.4 million and $146.4 million, respectively. Accrued interest on the note of $9.0 million and $12.4 million is included in note and interest payable to Hallmark Cards affiliate as of December 31, 2006, and 2007, respectively, on the accompanying consolidated balance sheets. At December 31, 2006, $137.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.37%. At December 31, 2007, $146.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2006 and 2007, $146.4 million and $158.8 million were included in the note and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheets, respectively.

Note and Interest Payable to Hallmark Cards

        On July 27, 2007, the Company issued a $33.1 million promissory note payable to Hallmark Cards due in July 2009 with interest at LIBOR plus 3% per annum (the "Tax Note") in satisfaction of a tax sharing obligation. The Tax Note may be prepaid in whole or in part with no penalty. The Company is not required to make any cash payments prior to maturity. Until the Note and related interest is paid in full, Hallmark Cards will offset any future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then against the unpaid principal balance. In September 2007, Hallmark Cards offset $6.5 million against $508,000 of accrued and unpaid interest and $6.0 million of unpaid principal. Additionally, in September 2007, the Company recorded an additional $85,000 charge to interest expense related to the receipt of an invoice for the actual amount owed in regard to the return of tax benefits under the Tax Sharing Agreement as described above. In December 2007, Hallmark Cards offset $5.7 million against $571,000 of accrued and unpaid interest and $5.1 million of unpaid principal.

        There was no accrued interest on the Tax Note to be included in note and interest payable to Hallmark Cards as of December 31, 2007, on the accompanying consolidated balance sheet. At December 31, 2007, $22.1 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2007, $22.1 million was included in the note and interest payable to Hallmark Cards in the accompanying consolidated balance sheet.

        The Tax Note and any payment thereunder are subordinated to the bank credit facility of the Company. Hallmark Cards is permitted, though, to offset future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then to the unpaid principal balance of the Tax Note until the earlier of such time as the balance reaches zero or the maturity date of the Tax Note.

Interest Paid to HC Crown

        Interest expense paid to HC Crown, which formerly was payable to the Company's bank syndicate and resulted from a reduction in the interest rate and commitment fee payable to the Company's bank syndicate in Amendment No. 8 and Amendment No. 10 to the Company's credit facility, was $3.2 million for the year ended December 31, 2005, $4.4 million for the year ended December 31, 2006, and $1.8 million for the year ended December 31, 2007.

Tax Sharing Agreement

        On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into the Tax Sharing Agreement with Hallmark Cards. Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future tax losses, which may be generated by Crown Media Holdings. Based on the Tax Sharing Agreement, Hallmark Cards pays Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under the Tax Sharing Agreement, at Hallmark Cards' option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets. The Company does not expect to receive any cash amounts under the agreement in 2008. See discussions of the Tax Note above pursuant to which Hallmark Cards may offset any future tax benefits against the Tax Note until the Tax Note is paid in full. For further information regarding the Tax Sharing Agreement, see Part III—Item 13. Certain Relationships and Related Transactions—Tax Sharing Agreement.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2007, the decline of the fair value of the fixed income portfolio would not be material.

        As of December 31, 2007, our cash, cash equivalents and short-term investments had a fair value of $2.0 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations or can be used to reduce borrowings under our credit facility based on the maturity schedule of loans under that agreement. Consequently, the size of this portfolio is nominal and fluctuates as cash is provided by and used in our business.

        The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the year ended December 31, 2007, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

        We have not used derivative financial instruments for speculative purposes. As of December 31, 2007, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

        If we use risk management control policies, there will be inherent risks that may only be partially offset by our hedging programs should there be any unfavorable movements in interest rates or equity investment prices.

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

        Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $2.0 million, or less than 1% of total assets, as of December 31, 2007. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our line of credit and interest payable to HC Crown, our line of credit and interest payable to Hallmark Cards affiliate, our note and interest payable to Hallmark Cards affiliate, and our Tax Note and interest payable to Hallmark Cards. The balance of those liabilities was $409.6 million, or 30% of total liabilities, as of December 31, 2007. Net interest expense for the year ended December 31, 2007, was $108.2 million, 46%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

        If market interest rates were to increase or decrease by 1% from levels as of December 31, 2007, our interest expense would increase or decrease by $3.5 million.

ITEM 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

a.     Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

b.     Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, as stated in their report included in the Financial Statement section of this Report.

c.     Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    Other Information

        See Item 7 for information concerning an amendment to our bank credit facility and the Amended and Restated Waiver Agreement with Hallmark Cards. We entered into these documents in March 2008.

PART III

        The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2008 annual meeting of stockholders under the headings "Election of Directors," "Board Information," "Compensation of Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Security Ownership of Certain Beneficial Owners and Management," and "Principal Accountant Fees and Services." We intend to file the definitive proxy statement with the Securities and Exchange Commission on or prior to April 29, 2008.

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stock holders to be held on or about June 24, 2008 ("the Proxy Statement") under the headings "Election of Directors," "Board Information," and "Compensation of Directors and Executive Officers," and is incorporated by reference herein.

ITEM 11.    Executive Compensation

        The information required by this Item 11 is set forth in the Proxy Statement under the headings "Board Information," and "Compensation of Directors and Executive Officers," and is incorporated by reference herein.

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

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item 13 is set forth in the Proxy Statement under the headings "Certain Relationships and Related Transactions" and is incorporated by reference herein. The descriptions of related party transactions below are stated in this Report because the transactions are referenced in other Items of this Report.

        The following summary descriptions of agreements to which we are a party are qualified in their entirety by reference to the agreement to which each summary description relates, each of which we have filed with the SEC.

        Crown Media United States has an agreement with RHI Entertainment Distribution (successor of Hallmark Entertainment Distribution), which is described below, for the licensing of programming produced or distributed by RHI Entertainment Distribution and had an agreement for services in connection with the operation of the Crown film library until the sale of that library in December 2006. Since 1995, Hallmark Entertainment Distribution had been a subsidiary of Hallmark Entertainment, LLC, which in turn was a wholly-owned subsidiary of Hallmark Cards. On January 12, 2006, Hallmark Cards sold the equity interests in Hallmark Entertainment, LLC, and, thus indirectly, Hallmark Entertainment Distribution to the management of RHI Entertainment and affiliates of Kelso & Company. The name of Hallmark Entertainment, LLC was changed to RHI Entertainment, LLC and Hallmark Entertainment Distribution LLC was changed to RHI Entertainment Distribution LLC. Crown Media United States' agreements with Hallmark Entertainment Distribution are unaffected by the change in name and ownership, except that the agreements are now with a party that is unrelated to the Company.

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

        This services agreement with RHI Entertainment terminated on December 15, 2006, upon completion of the sale of the Company's film library to RHI Entertainment.

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

RHI Entertainment Distribution Programming Agreement

        Hallmark Entertainment Distribution was owned by Hallmark Cards through Hallmark Card's wholly-owned subsidiary Hallmark Entertainment, LLC, therefore, was our related party. In January 2006 Hallmark Cards sold its ownership interests in Hallmark Entertainment LLC, and thus also Hallmark Entertainment Distribution, to its President and certain new investors. Hallmark Entertainment Distribution changed its name to RHI, and Hallmark Entertainment LLC changed its name to RHI Entertainment. As a result, the programming agreement with RHI Entertainment Distribution is currently with a non-related party.

        Crown Media United States has licensed programming for distribution in the United States from RHI Entertainment Distribution, since 1998. It currently licenses this programming under a Second Amended and Restated Program License Agreement dated as of January 1, 2005 ("Second Restated Agreement"). A special committee of the Board of Directors and the entire Board of Directors (with directors affiliated with Hallmark Cards and J.P. Morgan Partners abstaining from the vote) approved the Second Restated Agreement. This Second Restated Agreement expires on December 31, 2008.

        In 2007, the Company licensed from RHI Entertainment Distribution 6 original movies and 3 original mini-series. We have exclusive rights to these original movies and mini-series during a three year first exhibition window (the window is five years for certain holiday-themed movies). We may exhibit these original movies and mini-series in any television media in the United States, its territories and possessions (together with Puerto Rico), including pay-per-view and high definition television. We may also sublicense its exhibition rights in any television media regarding the original and other movies and mini-series covered by the agreement to third parties, subject to the reasonable consent of RHI Entertainment Distribution. To the extent that the license fees received from such sublicenses exceed the license fees that Crown Media United States paid to RHI Entertainment Distribution for the same programming, Crown Media United States must pay half of such excess amounts to RHI Entertainment Distribution. Also in 2007, the Company modified existing first exhibition windows and exercised its option to license second exhibition windows for certain original movies that were previously produced and licensed under the Second Restated Agreement. Starting 2008, the Company no longer has any obligation to license original movies from RHI Entertainment. The license fee payable for the original movies produced in 2005 is $1,600,000 per movie; in 2006 is $1,680,000 per movie and in 2007 is $1,764,000 per movie. If the movies are produced for the Hallmark Channel's "Mystery Movie" series, the license fees are increased by $200,000 and if they are holiday-themed movies, the license fees are increased by $100,000. The license fees for mini-series produced in 2005 are $800,000 per hour; in 2006 are $840,000 per hour; and in 2007 are $882,000 per hour. Crown Media United States must also share any revenue from video on demand or pay per view exploitation with RHI Entertainment Distribution.

        In addition to the original movies and mini-Series, Crown Media United States has agreed to license from RHI Entertainment Distribution 22 "off network" movies and mini-series in 2005 and a maximum of 15 "off-network" movies and mini-series in 2006 through 2013. These programs generally will not have been seen on cable television in the United States prior to their exhibition on the Hallmark Channel. The license fees payable for the off-network movies are $268,029 per movie in 2005; $281,420 per movie in 2006; $295,491 per movie in 2007 and $310,266 per movie in 2008 and subsequent years. The license fees payable for the off-network mini-series are $335,024 per hour in 2005; $351,775 per hour in 2006; $369,364 per hour in 2007 and $387,832 per hour in 2008 and subsequent years. Crown Media United States' initial exhibition period for these off-network movies and mini-series is three years and Crown Media United States' exhibition rights are exclusive in all television media in the United States, including Puerto Rico. Crown Media United States' exhibition rights to these off-network movies and mini-series do not, however, include pay per view or video on demand. RHI Entertainment Distribution has an option to require Crown Media United States to license these off-network movies and mini-series for an additional, consecutive three year period at a cost of 50% of the initial license fee.

        Historically, the original movies and mini-series produced by RHI Entertainment Distribution have been an essential element of the Hallmark Channel's programming schedule and have been the highest-rated programming on the Channel. Crown Media United States is free, however, to license original programming from other suppliers. The off-network programming and older library programming acquired from RHI Entertainment Distribution have also been a critical part of the Hallmark Channel and Hallmark Movie Channel programming lineups.

        During the years ended December 31, 2006 and 2007, Crown Media United States paid RHI Entertainment Distribution $51.1 million and $42.5 million, respectively under the First and Second Amended and Restated Program License Agreements. As of December 31, 2006 and 2007, Crown Media United States had $18.4 million and $21.4 million in accrued and unpaid program license fees under the program agreement, respectively.

"Hallmark Hall of Fame" Programming License Agreement

        In 2008, Crown Media United States entered into an agreement with Hallmark Cards to license 58 "Hallmark Hall of Fame" movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Hallmark Channel and

Hallmark Movie Channel. These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability. This agreement makes the Hallmark Channel and Hallmark Movie Channel the exclusive home for these movies, which are consistent with our Channels' brand images. The total license fee for these movies is $17.2 million and is payable in equal quarterly installments over its 10 year exhibition window.

VISN Preferred Interest

        VISN, a subsidiary of the National Interfaith Cable Coalition, Inc. ("NICC"), owns a $25.0 million preferred interest in Crown Media United States. Under the Crown Media United States Amended and Restated Company Agreement, originally dated November 13, 1998, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Crown Media United States has federal taxable income (with possible adjustments) in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of:

  •
  such excess;

  •
  $5.0 million; or

  •
  the amount equal to the preferred liquidation preference on the date of redemption.

        Crown Media United States may voluntarily redeem the preferred interest at any time, however, it is obligated to do so on the date of redemption (December 31, 2010). The preferred interest has a liquidation preference of $25.0 million. See information below on a January 2, 2008, agreement under which VISN may request the preferred interest be replaced with promissory notes of Crown Media Holdings.

Crown Media United States Programming Agreement with NICC

        On November 13, 1998, the Company, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated agreement governing the operation of Crown Media United States, as amended at various times through December 1, 2005 (the "company agreement"). The Company agreement includes the provisions regarding the redemption of the preferred interest held by VISN as described above.

        A December 2005 agreement between Crown Media Holdings and NICC replaced a prior program production agreement and settled various disputes which had arisen under the prior agreement. In the new agreement, the Company agreed to fund and license the following programming produced by NICC through the end of 2007:

  •
  A Sunday Morning one-hour series entitled "New Morning with Naomi Judd" at a cost of $3.5 million in 2005, $4.6 million in 2006 and $5.6 million in 2007. The 2006 and 2007 amounts are payable quarterly in those years.

  •
  A weekday one-hour daily series entitled "New Morning" at a cost of $1.9 million in 2005, $4.2 million in 2006 and $5.1 million in 2007. The 2005 amount includes a deferred amount of $535,000 to be paid as indicated below for deferred payments. The 2006 and 2007 amounts are payable quarterly in those years.

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

        In addition, Crown Media Holdings agreed to finish funding four specials, the production of which had been commenced prior to the amendment, at a total additional cost of $1.4 million in 2005 and 2006, and to fund an additional two non-dramatic specials, to be produced in 2006 and 2007, at a total cost of $1.3 million. A quarter of the amounts for the additional two specials was paid in January 2006, another quarter was paid in June 2006 and the remaining one-half was paid in June 2007. The Hallmark Channel was not obligated to broadcast the latter two specials. Crown Media Holdings provided $2.0 million in each of 2005, 2006 and 2007 to fund the development by NICC of "made for television" movies and would have paid NICC an additional $1.0 million if the movie "A Reason to Believe," which was to be produced under the prior agreement, was not produced. This movie was replaced by another movie, therefore, the $1.0 million penalty was not paid. The 2005 amount includes a deferred payment of $1.8 million; the 2006 amount was paid semi-annually in 2006; and the 2007 amount was paid in January 2007. The Hallmark Channel had a right of first negotiation to acquire broadcast rights to the movies resulting from this development and, if it elected not to acquire these rights, may have still recovered a portion of its funding if the movies are produced for others. In addition, NICC has received $45,000 in consulting fees from a series which RHI Entertainment has produced, and received a deferred payment of $750,000 as the last payment for certain terminated obligations. As part of the sale of Hallmark Entertainment, Hallmark Cards assumed responsibility for the $3.0 million settlement amount agreed to by Hallmark Entertainment and credited the amount against amounts payable to it by the Company.

        The deferred payments mentioned above were paid to NICC on December 31, 2007. If NICC would have sold Crown Media Holdings common stock to finance any deficit, the increase in the sale price of the common stock between the time NICC sells the stock to fund a deferred amount and a market price of the Crown Media Holdings common stock on the date the deferred amounts are paid by Crown Media Holdings would have been added to the deferred amounts instead of interest.

        If there had been a change of control of Crown Media Holdings prior to the expiration of the agreement (i.e., December 31, 2007), NICC would have been paid immediately a $15.0 million "termination payment," any remaining portions of the payments for the non-dramatic specials and the "made for television" movie development described above and the deferred payments described above. The Hallmark Channel would have been obligated to continue to broadcast and pay for the Sunday "New Morning with Naomi Judd" and weekday "New Morning" series and the Sunday morning programming block for an additional six months following the change in control, after which all funding and broadcast obligations to NICC would have ceased. Also, Crown Media Holdings would have been required to redeem the $25.0 million preferred interest of NICC in Crown Media United States, LLC, for that amount plus accrued interest at LIBOR from November 27, 2005.

        The NICC Agreement also granted NICC a conditional right to require the Company to repurchase all of the shares of the Company's Class A common stock then owned by NICC (the "Put Right"). There having been no change in control of the Company, on July 1, 2007, NICC and the Company commenced a required 60-day negotiating period regarding continuation of the programming commitments. This 60-day period expired August 29, 2007, without agreement between the parties. As a result, the purported Put Right became contractually exercisable on August 30, 2007, with a November 1, 2007, expiration. However, the Company believes that in September 2007 it reached a binding agreement with NICC, under which NICC agreed it would not exercise the Put Right.

        On January 2, 2008, Crown Media Holdings entered into an agreement with the NICC regarding termination of any right of NICC to compel Crown Media Holdings to buy all of the outstanding shares of Class A common stock owned by NICC and NICC's subsidiary VISN Management Corp. ("VMC") at the then current market value. The January 2008 agreement also covers other aspects of Crown Media Holdings' relationship with NICC.

        The January 2008 agreement provided for the following:

  •
  The put described above was terminated, and the purported exercise of the put was waived.

  •
  Crown will provide to NICC for two years ending December 31, 2009 the use of a two-hour time period each Sunday morning for programming by NICC and NICC shall retain any advertising revenue from such time period. Neither NICC nor Crown makes any payment regarding this time period or the programming.

  •
  NICC voluntarily relinquished its right to designate one director on Crown Media Holdings' Board of Directors, effective with the resignation of its designee on December 19, 2007.

  •
  In settlement of a claim of NICC for $15,000,000 in the event of a change of control, Crown will pay NICC the total amount of $3,750,000 in three installments of $1,250,000 each on January 20, 2008, January 20, 2009 and January 20, 2010. If there is a change of control, Crown will pay the remaining unpaid installments at that time.

  •
  At the request of VMC, Crown will replace the preferred interest in Crown Media United States held by NICC/VMC with two promissory notes of Crown. One note will be issued to VMC, and the other note will be issued to an independent not-for-profit corporation designated by VMC. These notes, if issued, would together involve the same face amount, quarterly payment of interests and mandatory redemption terms as the preferred interest. If the preferred interest is not exchanged for notes, Crown will redeem the preferred interest as set forth in the Company Agreement of Crown Media U.S. and will continue payments on the preferred interest at 6% per annum.

  •
  To the extent required by the Stockholders Agreement of HEIC, Crown will consent, and obtain the consent of HEIC, for VMC to assign its ownership of HEIC shares to a non-profit corporation designated by VMC or to NICC. The shares will continue to be subject to the HEIC Stockholders Agreement.

  •
  Deferred payments and shared advertising revenue due on December 31, 2007 or January 30, 2008 under the December 2005 agreement continue to be payable at approximately the same times.

  •
  Except as provided or referenced in the January 2008 Agreement, the term and conditions of the following prior agreements between or among the parties to the January 2008 agreements were superseded: The Company Agreement; and the December 2005 agreement. The Stockholders Agreement is modified to the extent provided in the January 2008 Agreement. In addition, the parties provided mutual releases.

        During the years ended December 31, 2006 and 2007, Crown Media United States paid the National Interfaith Cable Coalition $18.4 million and $22.1 million, respectively, related to the Company Agreement and the December 2005 Agreement.

DIRECTV Affiliation Agreement

        On August 20, 2001, Crown Media United States entered into an Affiliation Agreement with DIRECTV, Inc., a wholly owned subsidiary of DIRECTV Enterprises, Inc. Pursuant to the Affiliation Agreement, DIRECTV distributes the Hallmark Channel on the TOTAL CHOICE® tier of its DBS distribution system in the United States and pay us license fees for such distribution. At the same time we entered into a Stock Purchase Agreement with DIRECTV Enterprises whereby we issued 5,360,202 shares of our Class A common stock, which shares were subsequently transferred to its parent company, The DIRECTV Group, Inc. As of December 31, 2007, DIRECTV accounted for 16.6 million of our subscribers.

Hallmark Advertising

        Hallmark Cards purchased $1.2 million and $508,000 of advertising on the Hallmark Channel in the United States at negotiated market rates, respectively, during the years ended December 31, 2006 and 2007.

Senior Secured Note to HC Crown

        On August 5, 2003, Crown Media Holdings repurchased all of the trust preferred securities of Crown Media Trust and related contingent appreciation certificates issued by the Company. Funds for this repurchase were obtained from the proceeds of a $400.0 million 10.25% senior note issued to HC Crown. After the payment of certain expenses for the issuance including a fee of $3.0 million to HC Crown, the Company used the balance of the proceeds of the senior note, amounting to approximately $67.3 million, to pay principal, interest, and prepayment penalties on its bank revolving credit loans. See Note 10 of our Notes to Consolidated Financial Statements in this Report and "Bank Credit Facility and Hallmark Notes" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report for information on this senior note.

Hallmark Demand Notes and Line of Credit

        On December 14, 2001, the Company executed a promissory note in the amount of $75.0 million payable to HC Crown in replacement of the promissory note with HC Crown dated September 28, 2001. This note may be borrowed against or prepaid without penalty and, as amended, has a final maturity date no later than December 31, 2009. The line of credit is subordinate to the bank credit facility and its availability may be reduced dollar for dollar in an amount equal to additional capital raised by Crown Media Holdings. The rate of interest under the line of credit was equal to LIBOR plus three percent (currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement), payable quarterly. At December 31, 2006 and 2007, the Company had borrowed $87.7 million and $93.5 million, respectively, under this note. Under this note, the Company was obligated to pay a commitment fee of 1.5% of the initial maximum amount of the note, which may be paid by issuing common stock valued at the average closing price of the common stock for the 15 trading days prior to the date the fee is due. The commitment fee was payable in arrears in four equal installments on the last business day of each calendar quarter during 2002. We issued 192,262 shares as payment for the commitment fee in the amount of $1.1 million. The line of credit was required by the credit facility.

Interest Paid to HC Crown

        Interest expense paid to HC Crown, which formerly was payable to the Company's bank syndicate and resulted from a reduction in the interest rate and commitment fee payable to the Company's bank syndicate in Amendment No. 8 and Amendment No. 10 to the Company's credit facility, was $4.4 million for the year ended December 31, 2006, and $1.8 million for the year ended December 31, 2007.

Hallmark Agreements Related to Bank Credit Facility

        See "Bank Credit Facility and Hallmark Notes" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations above and Notes 9 and 10 to our Consolidated Financial Statements for information regarding our bank credit facility and related agreements with Hallmark Cards.

Waiver and Standby Purchase Agreement and Related Amendments

        For information on agreement of Hallmark Cards regarding amounts payable to Hallmark Cards and its affiliates, including any amounts resulting from a drawdown of the letter of credit that supports the credit facility with JP Morgan Chase Bank, see "Bank Credit Facility and Hallmark Notes—Waiver and Standby Purchase Agreement" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations above.

Stockholders Agreement and Registration Rights

  General

        We are a party to a stockholders agreement, amended and restated as of August 30, 2001, as amended (including the modification in the January 2, 2008, agreement with NICC) with VISN, The DIRECTV Group, Inc. ("DIRECTV"), and Hallmark Entertainment Investments. The stockholders agreement provides that our Board will consist of not less than 15 directors, with 12 nominated by Hallmark Entertainment Investments, and two independent directors, who must not be officers, directors or employees of any of the parties or their affiliates, and who will be nominated by the Board. The rights of the parties to nominate a director will terminate on the later of (1) such party owning less than 5% of our common stock then outstanding or (2) such party ceasing to own at least 75% of the number of shares of our common stock held by them immediately after our initial public offering in May 2000. Hughes is entitled to appoint an observer to the board of directors of Crown Media Holdings until Hughes and its affiliates cease to own beneficially in the aggregate at least 75% of the shares of our common stock acquired by DirecTV, the predecessor holder of the shares now held by Hughes, in the August 2001 transaction.

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

        We are obligated to pay all expenses that result from the registration of the other parties' common stock under the stockholders agreement, other than registration and filing fees, attorneys' fees, underwriter fees or expenses and underwriting discounts and commissions. We have also indemnified the other parties against any liabilities that may result from their sale of common stock, including Securities Act liabilities.

  Rights Relating To Crown Media United States Amended and Restated Company Agreement

        Under the stockholders agreement, so long as we or any of our affiliates are entitled to have a representative on the Crown Media United States governance committee, and VISN and its affiliates either are entitled to nominate to, or designate a member of, our Board, or beneficially own any preferred interests in Crown Media United States, neither we nor any of our affiliates were able without the consent of the member of our Board nominated by VISN or a representative of NICC, to vote in favor of:

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

        The restrictions set forth above were extinguished upon execution of a settlement agreement dated January 2, 2008 between Crown Media Holdings and NICC, pursuant to which NICC voluntarily relinquished its right to designate a director on our Board, effective with the resignation of NICC's designee on December 19, 2007 (for a description of this settlement agreement, see above "Item 13. Certain Relationships and Related Transactions and Director Independence—Crown Media United States Program Agreement with NICC").

Intercompany Services Agreement

        The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for additional one-year terms through January 1, 2009. Under the agreement, Hallmark Cards provides us with the following services:

  •
  tax services;

  •
  risk management, health, safety and environmental services and insurance;

  •
  legal services;

  •
  treasury and cash management services; and

  •
  real estate consulting services.

        We have agreed to pay Hallmark Cards $530,000 in 2006 and $546,000 in 2007 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. The balance of the payable for services, expenses and fees under this and the previous services agreement as of December 31, 2006 and 2007, was approximately $4.5 million and $5.1 million, respectively. We believe that the services being provided under the agreement have a value at least equal to the annual fee.

Hallmark Trademark License Agreements

        Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., dated March 27, 2001, which has been extended through September 1, 2008. The amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the "Hallmark Channel." The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States' network. Crown Media United States also has a similar trademark license agreement with Hallmark Licensing, Inc., which is effective January 1, 2004, and as extended expires September 1, 2008, to permit the use of the Hallmark trademark in the name of the "Hallmark Movie Channel".

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

        The Company received $30.0 million (including the $18.0 million offset to intercompany debt during 2006) and $12.2 million (including the $12.2 million offset to the Tax Note during 2007) under the Tax Sharing Agreement during 2006 and 2007, respectively.

        For more information regarding amounts owed by the Company to Hallmark Cards under the Tax Sharing Agreement and a Tax Note, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation—Bank Credit Facility and Hallmark Notes and—Tax Sharing

Agreement. Hallmark Cards is permitted to offset future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then to the unpaid principal balance of the Tax Note until the earlier of such time as the balance reaches zero or the maturity date of the Tax Note.

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

        Other than as disclosed above and under "—Stockholders Agreement and Registration Rights," there are no specific policies in place with respect to any conflicts that may arise. We expect conflicts to be resolved on a case-by-case basis, and in a manner consistent with applicable law.

Transactions with JP Morgan Chase Bank

        We have a revolving credit facility with JP Morgan Chase Bank, N.A., providing a secured line of credit of up to a total of $90.0 million due May 31, 2009. Prior to an amendment in March 2008, which included an extension of the maturity date, this revolving credit agreement was with a syndicate of banks led by JP Morgan Chase Bank and was at varying amounts, including $130.0 million during 2007. For information regarding the terms of the bank credit agreement, please see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation under "Bank Credit Facility and Hallmark Notes." As part of this credit facility, JP Morgan Chase Bank originally committed to lend to us up to $45.0 million, which was first reduced to $31.0 million and subsequently reduced to $29.0 million. As of March 2008, JP Morgan Chase Bank's commitment is for the entire $90.0 million of the credit facility. At December 31, 2006 and 2007, JP Morgan Chase Bank had outstanding loans to us under the line of credit of $24.6 million and $15.5 million, respectively. Each loan under the credit facility bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing in accordance with the credit agreement. We are required to pay a commitment fee of 0.2% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. This commitment fee was 0.5% per annum prior to an amendment effective March 2005. We paid a total of $12.8 million in interest and $125,000 in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2006. We paid a total of $5.4 million in interest and $125,000 in fees to JP Morgan Chase Bank under the credit facility for the year ended December 31, 2007. In connection with the March 2008 amendment, we paid to JP Morgan Chase Bank an upfront commitment fee of $45,000 and an arrangement fee of $75,000.

        JP Morgan Chase Bank was our related party as a result of an executive officer being on the Board of the Company. This director resigned from the Company's board in August 2006. The JP Morgan Chase Bank may also be considered a related party because of the interest of JP Morgan in Hallmark Entertainment Investments.

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
List of Documents Filed as Part of This Report

(1)
Consolidated Financial Statements

  Reports of KPMG LLP, Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as of December 31, 2006 and 2007

  Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2005, 2006, and 2007

  Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2005, 2006, and 2007

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006, and 2007

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
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 (Commission File No. 000-30700 and Film No. 1693331) and incorporated herein by reference).
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
10.1
Second Amended and Restated Stockholders Agreement, dated August 30, 2001 (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 13, 2001 (Commission File No. 000-30700 and Film No. 1784987) and incorporated herein by reference).

10.2
Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of December 31, 2001, by Hallmark Entertainment Holdings, Inc. (previously filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on March 29, 2002 (Commission File No. 000-30700 and Film No. 02594577) and incorporated herein by reference).
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
10.10
Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, by and among Crown Media Holdings, Inc., its Subsidiaries named therein, the Lenders named therein and The Chase Manhattan Bank (now known as JPMorgan Chase Bank) as Administrative Agent and Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2001 (Commission File No. 000-30700 and Film No. 1751583) and incorporated herein by reference).
10.11
Amendment No. 1, dated as of December 14, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 18, 2001 (Commission File No. 000-30700 and Film No. 1816385) and incorporated herein by reference).

10.12
Amendment No. 2, dated as of December 31, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 29, 2002 (Commission File No. 000-30700 and Film No. 02594577) and incorporated herein by reference).
10.13
Amendment No. 3, dated as of March 29, 2002, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 15, 2002 (Commission File No. 000-30700 and Film No. 02652502) and incorporated herein by reference).
10.14
Amendment No. 4, dated as of May 15, 2002, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 15, 2002 (Commission File No. 000-30700 and Film No. 02652502) and incorporated herein by reference).
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
10.20
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
10.21
Amendment No. 11, dated as of December 8, 2006 to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.95 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).
10.22
Amendment No. 12, dated as of March 2, 2007, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.96 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).
10.23
Amendment No. 13, dated as of July 27, 2007, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.24
Amendment No. 14, dated as of March 10, 2008, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank
10.25
Second Amended and Restated Program License Agreement, dated as of January 1, 2005, by and between Hallmark Entertainment Distribution, LLC (now RHI Entertainment Distribution, LLC) and Crown Media United States, LLC (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on October 11, 2005, and incorporated herein by reference).
10.26
Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (Commission File No. 000-30700 and Film No. 1623520), and incorporated herein by reference).

10.27
Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).
10.28
Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 10, 2003 and incorporated by reference herein).
10.29
Trademark License Extension Agreement, dated as of August 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 15, 2004 and incorporated by reference herein).
10.30
Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).
10.31
Trademark License Extension Agreement (Hallmark Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)
10.32
Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.33	Trademark License Agreement (Hallmark Movie Channel), dated as of January 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.
10.34
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).
10.35
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)
10.36
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.98 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).
10.37
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.38
Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.39
Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10-K, filed on March 29, 2002 (Commission File No. 000-30700 and Film No. 02594577) and incorporated herein by reference).
10.40
Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (Commission File No. 000-30700 and Film No. 1623520) and incorporated herein by reference).
10.41
Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference).
10.42
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
10.45	Intercompany Services Extension Agreement, dated as of January 1, 2008, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
10.46
$50,000,000 Promissory Note, dated July 10, 2001, made by Crown Media, Inc. in favor of HC Crown Corporation (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 31, 2001 (Commission File No. 000-30700 and Film No. 1693331) and incorporated herein by reference).
10.47
$75,000,000 Promissory Note, dated December 14, 2001, made by Crown Media Holdings, Inc., Crown Media International, Inc. and Crown Media United States, LLC in favor of HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 18, 2001 (Commission File No. 000-30700 and Film No. 1816385), and incorporated herein by reference).
10.48
Note Purchase Agreement, dated as of August 1, 2003 between Crown Media Holdings, Inc. and HC Crown Corp. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).
10.49
10.25% Senior Secured Discount Note dated August 5, 2003 issued by Crown Media Holdings, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2003 and incorporated by reference herein).

10.50
Program License Agreement, dated as of November 13, 1998, between National Interfaith Cable Coalition, Inc. and Odyssey Holdings, L.L.C. (previously filed as Exhibit 10.17 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.51
Registration Rights Agreement, dated as of September 28, 2001, by and between Crown Media Holdings, Inc. and Hallmark Entertainment Distribution, as amended by assignments dated September 28, 2001 and December 31, 2001 (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on March 29, 2002 (Commission File No. 000-30700 and Film No. 02594577) and incorporated herein by reference).
10.52
Extension Agreement, dated as of March 1, 2002, by and between Crown Media Holdings, Inc., Crown Media Distribution, LLC and Hallmark Entertainment Distribution, LLC (previously filed as Exhibit 10.44 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).
10.53
Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 and incorporated by reference herein).
10.54
Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 and incorporated by reference herein).
10.55
Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).
10.56
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).
10.57
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).
10.58
Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).
10.59*
Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan(previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001 (Commission File No. 000-30700 and Film No. 1580885), and incorporated herein by reference).

10.60*
Form of Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 9, 2004, and incorporated herein by reference).
10.61*
Form of Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 9, 2004, and incorporated herein by reference).
10.62*
Form of Crown Media Holdings, Inc. 2005 Restricted Stock Unit Agreement. (previously filed as Exhibit 10.72 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)
10.63*
Employment Agreement, dated as of December 20, 2001, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 15, 2003 and incorporated herein by reference).
10.64*
Amendment to Employment Agreement dated December 6, 2004, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 8, 2004 and incorporated herein by reference)
10.65*
Second Amendment to Employment Agreement, dated as of December 6, 2004, by and between David Kenin and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 8, 2004 and incorporated herein by reference).
10.66*
Third Amendment to Employment Agreement, dated as of June 13, 2007, by and between David Kenin and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference).
10.67*	2005 Deferred Compensation Plan of Crown Media Holdings, Inc. (previously filed as Exhibit 10.98 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).
10.68
Technical Services Agreement, dated as of April 26, 2005, by and between Crown Media United States LLC and Crown Media International LLC (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).
10.69*
Compromise Agreement, dated as of April 22, 2005, by and between Jeffrey Henry and Crown Media International, LLC. (previously filed as Exhibit 10.100 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).
10.70
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

10.72
Amendment No. 1 to Waiver and Standby Purchase Agreement dated August 8, 2006 by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)
10.73
Amendment No. 2 to Waiver and Standby Purchase Agreement dated November 6, 2006 by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)
10.74
Amendment No. 3 to Waiver and Standby Purchase Agreement dated March 2, 2007 by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.92 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).
10.75
Amendment No. 4 to Waiver and Standby Purchase Agreement dated August 3, 2007 by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.76
Amendment No. 5 to Waiver and Standby Purchase Agreement dated October 17, 2007 by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 8, 2007, and incorporated herein by reference).
10.77
Amended and Restated Waiver and Standby Purchase Agreement dated March 10, 2008 by and between Hallmark Cards Incorporated, HC Crown Corp., Crown Media United States, LLC and Crown Media Holdings, Inc.
10.78
$70,414,087 Promissory Note, dated March 21, 2006, made by Crown Media Holdings, Inc. in favor of Hallmark Entertainment Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)
10.79
Letter Agreement, dated May 2, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)
10.80*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Paul FitzPatrick. (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)
10.81*
Letter Agreement, dated February 9, 2007, between Crown Media Holdings, Inc. and Paul FitzPatrick (previously filed as Exhibit 10.93 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).
10.82*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and William Abbott. (previously filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)
10.83*
Amendment to Employment Agreement, dated as of May 22, 2007, by and between William Abbott and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2007 and incorporated herein by reference).

10.84*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford. (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)
10.85*	Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Charles Stanford.
10.86*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Laura Masse (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)
10.87*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Brian Stewart. (previously filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)
10.88*
Employment Agreement Amendment dated November 8, 2006 between Crown Media Holdings, Inc. and Brian Stewart. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)
10.89*	Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Brian Stewart.
10.90
Purchase Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).
10.91
Amendment No. 1 to Purchase Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2006, and incorporated herein by reference).
10.92
Intercreditor Agreement, dated as of October 3, 2006, by and among Hallmark Cards, Incorporated, Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).
10.93*
Employment Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)
10.94*
Restricted Stock Unit Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)
10.95*
Stock Appreciation Rights Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)
10.96
Intercompany Services Extension Agreement, dated as of January 1, 2007, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).

10.97*
Crown Media Holdings, Inc. 2007 Annual Advertising Sales Commission Plan** (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.98
Promissory Note in the amount of $33,082,019, dated July 27, 2007, issued by Crown Media Holdings, Inc. in favor of Hallmark Cards, Incorporated (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.99
Amended and Restated Subordination and Support Agreement, dated as of July 27, 2007, among Crown Media Holdings, Inc., Hallmark Cards, Incorporated and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) as agent for the Lenders and the Issuing Bank referred to in the Credit Agreement (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.100
Copyright Security Agreement, dated July 27, 2007, executed by Crown Media Holdings, Inc. and its subsidiaries for the benefit of Hallmark Cards, Incorporated (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.101
Security and Pledge Agreement, dated July 27, 2007, by and among Crown Media Holdings, Inc., its subsidiaries and Hallmark Cards, Incorporated (previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.102
Modification and Termination Agreement, dated as of January 2, 2008, by and among National Interfaith Cable Coalition, Inc., VISN Management Corp., Crown Media Holdings, Inc. and Crown Media United States, LLC.
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

March 12, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY S. SCHLEIFF Henry S. Schleiff	Director and Principal Executive Officer	March 12, 2008
/s/ BRIAN C. STEWART Brian C. Stewart	Principal Financial and Accounting Officer	March 12, 2008
/s/ GLENN CURTIS Glenn Curtis	Director	March 12, 2008
/s/ STEVE DOYAL Steve Doyal	Director	March 12, 2008
/s/ BRIAN GARDNER Brian Gardner	Director	March 12, 2008
/s/ HERBERT A. GRANATH Herbert A. Granath	Director	March 12, 2008
/s/ DAVID E. HALL David E. Hall	Director	March 12, 2008

/s/ DONALD J. HALL, JR. Donald J. Hall, Jr.	Director	March 12, 2008
/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr.	Director	March 12, 2008
/s/ A. DRUE JENNINGS A. Drue Jennings	Director	March 12, 2008
/s/ PETER A. LUND Peter A. Lund	Director	March 12, 2008
/s/ DEANNE R. STEDEM Deanne R. Stedem	Director	March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 2 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

        We have audited Crown Media Holdings, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Media Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting" (Item 9A.b). Our responsibility is to express an opinion on the Crown Media Holdings, Inc.'s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Crown Media Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
March 12, 2008

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,
	2006	2007
ASSETS
Cash and cash equivalents	$13,965	$1,974
Accounts receivable, less allowance for doubtful accounts of
$246 and $242, respectively	57,079	68,241
Program license fees—affiliates	115	649
Program license fees—non-affiliates	111,909	119,523
Prepaid and other assets	4,226	4,478
Prepaid program license fee assets	10,271	8,361

Total current assets	197,565	203,226
Accounts receivable	850	—
Program license fees—affiliates	274	2,543
Program license fees—non-affiliates	185,620	129,268
Subscriber acquisition fees, net	41,665	3,333
Property and equipment, net	16,313	15,962
Goodwill	314,033	314,033
Prepaid and other assets	11,463	7,876

Total assets	$767,783	$676,241

The accompanying notes are an integral part of these consolidated balance sheets

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except par value and number of shares)

	As of December 31,
	2006	2007
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
Accounts payable and accrued liabilities	$18,428	$25,226
Audience deficiency reserve liability	8,160	15,620
Accrued restricted stock units	1,513	4,609
Subscriber acquisition fees payable	2,071	29
License fees payable to affiliates	2,275	1,628
License fees payable to non-affiliates	96,085	107,749
Payables to RHI and related companies	168	—
Payables to affiliates	13,777	18,951
Payable to buyer of international business	5,098	4,066
Credit facility and interest payable	59	19,583
Capital lease obligations	672	738
Deferred credit from technical services agreement	1,213	447
Deferred revenue	—	728

Total current liabilities	149,519	199,374
Accrued liabilities	25,291	18,056
License fees payable to non-affiliates	88,951	56,521
Payable to buyer of international business	4,771	1,698
Payables to affiliates	—	4,041
Credit facility	87,633	50,000
Note and interest payable to HC Crown	93,465	101,360
Note and interest payable to Hallmark Cards affiliate	53,364	57,868
Senior secured note to HC Crown, including accrued interest	562,167	621,266
Note and interest payable to Hallmark Cards affiliate	146,397	158,753
Note and interest payable to Hallmark Cards	—	22,075
Capital lease obligations	15,498	14,760
Company obligated mandatorily redeemable preferred
Interest	16,483	18,690
Deferred credit from technical services agreement	3,188	2,100
Deferred revenue	—	674
Obligation to NICC for the repurchase of Class A common stock, extinguished without cash on January 2, 2008, per the agreement, $.01 par value; 0 and 4,357,066 shares issued and outstanding as of December 31, 2006 and 2007, respectively	—	32,765

Total liabilities	1,246,727	1,360,001
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 and 69,760,588 shares issued and outstanding as of December 31, 2006 and 2007, respectively	741	698
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2006 and 2007, respectively	307	307
Paid-in capital	1,457,032	1,411,291
Accumulated deficit	(1,937,024)	(2,096,056)

Total stockholders' deficit	(478,944)	(683,760)

Total liabilities and stockholders' deficit	$767,783	$676,241

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2005	2006	2007
Revenue:
Subscriber fees	$18,746	$24,869	$27,812
Advertising	143,780	172,950	205,666
Advertising by Hallmark Cards	2,335	1,240	508
Film asset license fees	21,693	1,815	—
Sublicense fees and other revenue	10,830	305	378

Total revenue, net	197,384	201,179	234,364
Cost of Services:
Programming costs
Affiliates	14,924	27,080	26,041
Non-affiliates	105,653	125,113	138,368
Amortization of film assets	51,619	14,739	(5,260)
Impairment of film assets	25,542	225,832	—
Subscriber acquisition fee amortization expense	35,928	31,044	30,996
Amortization of capital lease	1,158	1,157	1,158
Other costs of services	20,448	11,273	11,222

Total cost of services	255,272	436,238	202,525
Selling, general and administrative expense	55,162	43,761	61,432
Marketing expense	24,160	16,021	19,733
Depreciation and amortization expense	4,471	2,865	1,656
Gain from sale of film assets	—	(8,238)	—

Loss from operations before interest expense	(141,681)	(289,468)	(50,982)
Interest income	2,883	2,957	1,351
Interest expense	(76,739)	(101,892)	(109,515)

Loss before discontinued operations and cumulative effect of change in accounting principle	(215,537)	(388,403)	(159,146)
Loss from discontinued operations, net of tax	(10,683)	—	—
(Loss) gain from sale of discontinued operations, net of tax	(6,538)	1,530	114

Loss before cumulative effect of change in accounting principle	(232,758)	(386,873)	(159,032)

Cumulative effect of change in accounting principle	—	(2,099)	—

Net loss	$(232,758)	$(388,972)	$(159,032)
Other comprehensive loss:
Foreign currency translation adjustment	(3,434)	—	—

Comprehensive loss	$(236,192)	$(388,972)	$(159,032)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,619	104,788	104,038

Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	$(2.06)	$(3.71)	$(1.53)
(Loss) gain per share from discontinued operations, basic and diluted	(0.16)	0.02	(0.00)
Cumulative effect of change in accounting principle, basic and diluted	—	(0.02)	—

Net loss per share, basic and diluted	$(2.22)	$(3.71)	$(1.53)

The accompanying notes are an integral part of these consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances, December 31, 2004	73,863	$739	30,670	$307	$1,365,450	$3,434	$(1,315,294)	$54,636
Issuance of stock for exercise of options	255	2	—	—	2,149	—	—	2,151
Stock-based compensation	—	—	—	—	116	—	—	116
Foreign currency translation adjustment	—	—	—	—	—	(3,434)	—	(3,434)
Contributions under affiliate tax sharing agreement	—	—	—	—	56,100	—	—	56,100
Net loss	—	—	—	—	—	—	(232,758)	(232,758)

Balances, December 31, 2005	74,118	741	30,670	307	1,423,815	—	(1,548,052)	(123,189)
Payment by Hallmark Cards on note payable to Hallmark Cards affiliate	—	—	—	—	3,111	—	—	3,111
Proceeds from the 2005 issuance of stock for exercise of options	—	—	—	—	114	—	—	114
Stock-based compensation	—	—	—	—	11	—	—	11
Contributions under affiliate tax sharing agreement	—	—	—	—	29,981	—	—	29,981
Net loss	—	—	—	—	—	—	(388,972)	(388,972)

Balances, December 31, 2006	74,118	741	30,670	307	1,457,032	—	(1,937,024)	(478,944)
Reduction of additional paid-in capital for obligation to return amounts previously received as capital contributions under tax sharing agreement	—	—	—	—	(25,192)	—	—	(25,192)
Reclassification of NICC Class A common stock as mandatorily redeemable common stock	(4,357)	(43)	—	—	(32,722)	—	—	(32,765)
Contributions under affiliate tax sharing agreement	—	—	—	—	12,173	—	—	12,173
Net loss	—	—	—	—	—	—	(159,032)	(159,032)

Balances, December 31, 2007	69,761	$698	30,670	$307	$1,411,291	$—	$(2,096,056)	$(683,760)

The accompanying notes are an integral part of these consolidated statements of stockholders' equity (deficit).

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(232,758)	$(388,972)	$(159,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	10,683	—	—
Loss (gain) from sale of discontinued operations	6,538	(1,530)	(114)
Gain from sale of film assets	—	(8,238)	—
Depreciation and amortization	225,565	209,589	198,209
Accretion on company obligated mandatorily redeemable preferred interest	3,049	1,946	2,207
Provision for allowance for doubtful accounts	8,972	(261)	166
Cumulative effect of change in accounting principle	—	2,099	—
Impairment of film assets	25,543	225,832	—
(Gain) loss on sale of property and equipment	(24)	207	20
Stock-based compensation	8,571	(3,071)	6,007
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18,727)	8,354	(10,479)
(Increase) decrease in receivable from buyer of international business	(1,308)	398	24
Additions to program license fees	(189,607)	(96,197)	(118,475)
(Additions) deletions to subscriber acquisition fees	(8,554)	(850)	858
(Increase) decrease in prepaid and other assets	(40,771)	21,640	3,761
Increase (decrease) in accounts payable, accrued and other liabilities	4,159	(18,599)	9,320
Increase in interest payable	56,090	75,098	92,926
Decrease in subscriber acquisition fees payable	(23,662)	(10,167)	(2,042)
Increase (decrease) in license fees payable to affiliates	3,316	(1,041)	(647)
Increase in payables to affiliates	3,447	1,705	9,216
Increase (decrease) in payables to non-affiliates	37,010	(51,693)	(20,765)
Increase (decrease) in deferred revenue	542	(310)	1,401

Net cash (used in) provided by operating activities	(121,926)	(34,061)	12,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(504)	(713)	(1,668)
Payments to buyer of international business	(8,358)	(8,420)	(4,104)
Proceeds from disposition of international business, net of funds transfer fee	221,979	—	—
Proceeds from disposition of film assets, net	—	152,116	—
Proceeds from disposition of property and equipment	25	—	20

Net cash provided by (used in) investing activities	213,142	142,983	(5,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	2,151	114	—
Proceeds from tax sharing agreement with Hallmark Cards	26,100	11,982	—

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

Borrowings under the credit facility	95,000	15,000	18,145
Payments on the credit facility	(195,000)	(137,367)	(36,273)
Principal payments on capital lease obligations	(580)	(612)	(672)

Net cash used in financing activities	(72,329)	(110,883)	(18,800)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operating activities	(15,326)	—	—
Net cash used in discontinued investing activities	(60)	—	—
Net cash used in discontinued financing activities	(411)	—	—
Effect of exchange rate changes on cash	734	—	—

Net cash used in discontinued operations	(15,063)	—	—

Net increase (decrease) in cash and cash equivalents	3,824	(1,961)	(11,991)
Cash and cash equivalents, beginning of year	12,102	15,926	13,965

Cash and cash equivalents, end of year	$15,926	$13,965	$1,974

Supplemental disclosure of cash and non-cash activities:
Interest paid	$15,311	$18,704	$8,657
Income taxes paid	$857	$4	$—
License fees payable converted into note payable to Hallmark Cards affiliate	$132,785	$—	$—
Tax sharing payment from Hallmark Cards applied to note payable to Hallmark Cards affiliate	$30,000	$17,999	$12,172
Payment by Hallmark Cards on note payable to Hallmark Cards affiliate	$—	$3,111	$—
Reduction of additional paid-in capital for obligation to return amounts previously received as capital contributions under tax sharing agreement	$—	$—	$25,192
Reclassification of common stock and paid-in capital to Redeemable Common Stock	$—	$—	$32,765
Interest payable converted to principal on note payable to HC Crown	$—	$12,712	$5,734
Interest payable converted to principal on note payable to Hallmark Cards affiliate	$—	$4,628	$8,984
Interest payable converted to principal on note payable to Hallmark Cards affiliate	$—	$—	$4,060
Payable to buyer of international business	$26,803	$—	$—
Deferred credit from technical services agreement	$7,644	$—	$—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2006 and 2007

1. Business and Organization

Organization

        Crown Media Holdings, Inc. ("Crown Media Holdings," "Crown Media" or the "Company"), through its wholly-owned subsidiary, Crown Media United States, LLC ("Crown Media United States"), owns and operates pay television channels (collectively the "Hallmark Channel" or the "channel") dedicated to high quality, entertainment programming for adults and families, in the United States. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. ("Hallmark Entertainment Investments"), a subsidiary of Hallmark Cards, Incorporated ("Hallmark Cards"), the National Interfaith Cable Coalition, Inc. ("NICC"), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation ("Liberty Media") and J.P. Morgan Partners (BHCA), L. P. ("J.P. Morgan").

Sale of Membership Interests in Crown Media Distribution

        On December 15, 2006, the Company completed the sale of its domestic rights and certain international ancillary rights to its library of approximately 620 television movies, mini-series and series (the "Crown Library") to RHI Entertainment LLC ("RHI") pursuant to a Purchase and Sale Agreement dated October 4, 2006 (the "Purchase Agreement"). (The original party to the Purchase Agreement, RHI Enterprises, LLC, assigned its rights and obligations to RHI Entertainment, LLC, prior to the closing.) As part of the transaction, the Company sold to RHI its membership interests in Crown Media Distribution, LLC ("Crown Media Distribution"), our wholly-owned subsidiary which owned the Crown Library. The sale price of $160.0 million provided for in the Purchase Agreement was subject to reduction by the amount by which Crown Media Distribution accounts receivable at April 30, 2006 exceeded accounts receivable at the closing date. This closing adjustment yielded a net purchase price of $152.1 million. The Company used $133.9 million of the sales proceeds to reduce outstanding indebtedness under its bank credit facility with JP Morgan Chase.

        The assets sold to RHI included all accounts receivable and rights and obligations under existing domestic and international licenses to which Crown Media Distribution was a party, as well as the copyright interests in the Crown Library films, interests in the underlying production agreements and physical film materials. The Company agreed to pay up to $22.5 million for residuals and profit participations related to RHI's domestic exploitation of the Crown Library for a ten-year period ending December 14, 2016. The Company estimated the fair value of this obligation to be approximately $10.6 million at December 15, 2006. The accreted balance is included in accrued liabilities on the accompanying consolidated balance sheets as of December 31, 2006 and 2007. The amount of this liability could fluctuate based upon the amount and timing of the sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of the film assets and reflected in continuing operations in future periods. During 2006, the Company recorded an $8.2 million gain related to the sale of the membership interests in Crown Media Distribution.

        As a closing condition, the Company terminated a Crown Library license agreement of May 2006 with a major studio. Under the terms of that license agreement, the Company refunded a $6.0 million distribution advance upon termination of the license agreement.

        The Purchase Agreement provided the Company with non-exclusive licenses for 83 film titles back from RHI, substantially all of which expire in November 2008. Management ascribed a fair value of

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

1. Business and Organization (Continued)

$10.9 million to the internal usage of these titles and recorded the $10.9 million as program license fees—non-affiliates. In order to ascribe a fair value to the specific titles, management applied an hourly rate based on the Company's film rate card, which had been utilized throughout the year for the pricing of licenses to third parties.

        The Company had other existing agreements with RHI and one of its subsidiaries. One of these agreements was a film asset service agreement under which RHI provided services to Crown Media Distribution related to the administration, distribution and other exploitation of the Crown Library. This agreement was terminated upon closing of the transaction. The Company also licenses programming for distribution in the United States from RHI Entertainment Distribution LLC and has done so since 1998.

Sale of the International Business

        In April 2005, the Company completed the sale of its international business to a group of investors comprised of Equity Partners, 3i and U.K. executive David Elstein (collectively, "Sparrowhawk," the "buyer" or the "buyer of international business"). The sale included the international versions of the Hallmark Channel distributed outside the United States, the international rights to over 580 titles in the Crown Media film library, and the Network Operations Center based in Denver, Colorado. The Company received cash proceeds of $209.3 million, net of the prepayment described below, and recognized a loss of $6.5 million from the sale. Approximately $4.7 million of transaction costs were incurred by the Company in connection with the sale.

        In accordance with the conditions of the sale, the Company accrued $26.8 million which represented the estimated present value at the time of the sale of the cash that was expected to be paid by the Company to or on behalf of the buyer at various times through December 31, 2015. Included in this amount was $16.7 million of estimated payments, which were determined using the contractual payments due on certain lease arrangements that were assumed by the buyer. The Company is obligated to reimburse the buyer for these lease payments at or about the same time the buyer is obligated to pay the lessors. Also, the Company estimated a liability of approximately $4.5 million to pay the estimated residual and participation costs that the buyer would otherwise be obligated to pay to third parties through April 2015 in connection with film library sales. The amount of this liability could fluctuate based upon the actual internal usage or sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of discontinued operations in future periods.

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

        The Company will continue to use the Network Operations Center sold to Sparrowhawk for the distribution of the domestic channel pursuant to a $25.3 million, seven year technical services

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

1. Business and Organization (Continued)

agreement with the buyer. The Company made a $12.7 million prepayment under the technical services agreement to the buyer upon closing of the sale transaction; the balance is payable in equal monthly installments through the expiration of the agreement. The unused portion of the prepayment is classified as Prepaid and Other Assets on the accompanying consolidated balance sheets and will be amortized to operating expense over the remaining life of the contract. A deferred credit of $7.6 million was recorded to reflect the amount by which the $25.3 million contract exceeded the estimated fair value of the related services. The deferred credit will be amortized over the life of the contract, resulting in a reduction of operating expenses in future periods.

        Subsequent to the sale, the Company has no continuing economic involvement with the operations of the international business.

Liquidity

        As of December 31, 2007, the Company had $2.0 million in cash and cash equivalents on hand. As of December 31, 2007, the Company had borrowed $69.5 million from the $130.0 million revolving bank credit facility. In March 2008, the bank credit facility was extended until May 31, 2009, and the committed amount of the facility was reduced to $90.0 million. This commitment will decrease to $60.0 million on June 30, 2008, and thereafter, to $50.0 million on September 30, 2008, and $45.0 million on March 31, 2009. The Company will use cash flows from operations to reduce outstanding borrowings under the facility and expects these reductions to be sufficient to maintain outstanding borrowings below the commitment levels throughout the term of the facility. See Note 9.

        The Company's principal sources of funds are cash on hand, cash generated by operations and amounts available under the Company's revolving bank credit facility through May 31, 2009. In addition, in March 2008, the Company and Hallmark Cards entered into an Amended and Restated Waiver Agreement which changes the maturity date of three obligations and defers payments under certain obligations. See Note 10. Previously, the Company's tax sharing agreement with Hallmark Cards has also been a source of cash. However, we do not expect to receive or pay any cash related to this agreement in the next twelve months.

        The Company expects to continue making investments in programming, marketing and distribution during 2008. However, the Company's recurring loss situation has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.

        The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through May 31, 2009, when combined with the deferral of any required payments on related-party debt and related interest mentioned below, will be sufficient to fund the Company's operations and meet its liquidity needs through March 31, 2009. The Company anticipates that its principal uses of cash during the next twelve months will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming, interest and repayment of principal under its bank credit facility and interest under certain notes payable to Hallmark Cards affiliates.

        The sufficiency of the existing sources of liquidity to fund the Company's operations is dependent upon continued growth in subscriber revenue and advertising revenue. A significant decline in the popularity of the Hallmark Channel, an adverse modification of any of the Company's significant

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

1. Business and Organization (Continued)

distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company's liquidity and its ability to fund the current level of operations.

        The Company will endeavor to extend or refinance the bank credit facility prior to or upon its maturity. Any such extension or refinancing could require a continuation of a letter of credit from Hallmark Cards in support of the bank credit facility or other steps by the Company and, thus, is not assured. If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and either (1) the bank draws down on Hallmark Cards' irrevocable letter of credit or (2) Hallmark Cards purchases the interests of the lending bank, Hallmark Cards would have all obligations and rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time after March 31, 2009, under the terms of the Waiver Agreement described below.

        Upon maturity of the credit facility on May 31, 2009, without renewal or replacement, JP Morgan Chase Bank, N.A., will have the right to forego a call on Hallmark Cardsf irrevocable letter of credit and instead initiate foreclosure against the Company's assets. Such foreclosure proceedings would adversely affect our ability to continue our operations. However, prior to any such possible foreclosure, if the Company had not secured a refunding of the credit facility or alternative financing, the Company would require Hallmark Cards to exercise its option, pursuant to the terms of the Waiver Agreement, to purchase all of the outstanding indebtedness under the credit facility. The credit facility would then be subject to terms of the Waiver Agreement.

        Because of the Company's possible inability to meet its obligations when they come due on March 31, 2009 and later dates in 2009 through December 31, 2009, the Company anticipates that prior to March 2009, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives.

Effects of Transactions with NICC on Liquidity

        On October 28, 2007, NICC purportedly exercised the Put Right, described below in Note 12, by making formal demand that the Company purchase all of the 4,357,066 shares of Class A common stock owned by NICC. The Company subsequently informed NICC that exercise of the Put Right constituted a breach of a binding agreement in September 2007 whereby NICC agreed not to exercise the Put Right.

        NICC proposed that its purchase demand be settled on January 4, 2008. If the Company repurchased the shares as requested, the settlement amount would have been $32.8 million, based on the 30-day average closing price from October 8, 2007 through November 16, 2007, inclusive.

        As more fully described below in Note 12, the Company and NICC signed the Modification Agreement on January 2, 2008 whereby the Company's obligation under the Put Right was immediately extinguished. The Modification Agreement also resolved a related dispute with respect to expiration or survival of a prior provision which would have required the Company to pay NICC $15.0 million upon

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

1. Business and Organization (Continued)

a change in control of the Company. Pursuant to the Modification Agreement, the Company will pay NICC a total of $3.8 million in equal installments of $1.3 million on each January 20 of 2008, 2009 and 2010. In addition, the Company will provide NICC with two-hours of broadcast time each Sunday morning during 2008 and 2009 at no cost to NICC. We estimate the value of the broadcast period to be $1.5 million. Its discounted value is reflected as deferred revenue as of December 31, 2007 and will be amortized to revenue ratably over NICC's two year use. The Company is also obligated to pay NICC an estimated $3.7 million in quarterly installments at the rate of 6% of the outstanding liquidation preference of the CMUS preferred interest owned by VISN Management Corp. ("VISN"), a wholly-owned subsidiary of NICC.

Classification of Redeemable Common Stock

        At December 31, 2007, the Company has classified 4,357,066 shares of Class A common stock and $32.8 million associated with the purported exercise of the Put Right referred to above as redeemable common stock. The shares and related amount were reclassified to common stock and paid-in capital on January 2, 2008, in connection with the NICC settlement discussed in Note 12.

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

        The consolidated financial statements include the consolidated accounts of Crown Media Holdings and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        In April 2005, the Company completed the sale of its international business and, accordingly, classified the operating results of the international business as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company's discontinued operations consisted of the international channel operations and the international use of the film library assets.

        In December 2006, the Company completed the sale of its domestic rights to the film library assets. The accompanying consolidated statements of operations and cash flows do not reflect associated revenue and expenses as discontinued operations because the portions of advertising revenue and related cash collections that were derived from the Company's use of the film library assets to meet programming requirements of the Channel could not be distinguished from advertising revenue and cash collections derived from the use of programming licensed from third parties.

Use of Estimates

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as customer retention patterns, allowance for bad debts, useful lives of assets, ultimate revenue used in the film asset amortization calculations, cash flow projections used in various asset valuations, income taxes, reserves and other provisions for contingencies are reasonable, based on information available at

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

2. Summary of Significant Accounting Policies and Estimates (Continued)

the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from these estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to uncollectible accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company's bad debt expense was $9.0 million and $166,000 for the years ended December 31, 2005 and 2007, respectively. The Company's bad debt provision was a credit of $261,000 for the year ended December 31, 2006.

        The activity in the allowance for doubtful accounts for each of the three years ending December 31, 2005, 2006, and 2007, is as follows:

	Balance at Beginning of Year	Additions (Reductions) Charged (Credited) to Expense	Deductions (including transfers to buyers of international business and film assets)		Balance at End of Year
Allowance for doubtful accounts
Year-ended December 31, 2005	$6,695	$8,972	$(14,102	)(1)	$1,565
Year-ended December 31, 2006	$1,565	$(261)	$(1,058	)(2)	$246
Year-ended December 31, 2007	$246	$166	$(170)		$242

(1)
Represents amounts written off of $9.7 million and $4.4 million transferred to buyer of international business.

(2)
Represents amounts written off of $432,000 and $626,000 transferred to buyer of film assets.

Program License Fees

        Program license fees are paid in connection with the acquisition of rights to air programs acquired from others. The cost of program rights are deferred and then amortized on a straight-line basis over the shorter of their contractual license periods or anticipated usage. The Company evaluates the realizability of these deferred license fees in relation to the estimated future revenue. Estimates of the net realizable value for the program licenses are determined using estimates of future advertising revenue and program usage. The estimated net realizable value is compared to the net book value of the program license fee assets to determine if the unamortized costs of the Company's programming

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

2. Summary of Significant Accounting Policies and Estimates (Continued)

assets are expected to be recovered. If the analysis indicates the costs are in excess of the estimated net realizable value, the Company would write down the unamortized cost of the program license fee assets to the estimated net realizable value with a corresponding charge impairment to expense. From inception to date, the Company has not recognized such an impairment charge.

Subscriber Acquisition Fees

        Subscriber acquisition fees are generally required to be paid to obtain initial carriage on major domestic pay distributors systems. Under certain of these agreements with major pay distributors, Crown Media United States is obligated to pay subscriber acquisition fees if defined subscriber levels are met or in order to obtain additional carriage of the Hallmark Channel by those pay distributors. Such costs are accrued when Crown Media United States receives notice from the distributors that they have met the contractual penetration percentage or subscriber count.

        Subscriber acquisition fees are amortized over the contractual life of the distribution agreements (ranging from 4 to 9 years) as a reduction of subscriber fee revenue. If the amortization expense exceeds the cumulative subscriber fee revenue recognized, or to be recognized, on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically by comparing the net carrying amount to the estimates of future subscriber fee and advertising revenue. It also assesses the recoverability when events such as changes in distributor relationships occur or other indicators suggest impairment.

Property and Equipment

        Property and equipment are stated at historical cost, net of accumulated amortization. Equipment under capital leases are initially recorded at the present value of the minimum lease payments.

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

Long-Lived Assets

        The Company reviews long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the asset's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. The Company determines fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

2. Summary of Significant Accounting Policies and Estimates (Continued)

        Goodwill is reviewed for impairment annually on November 30 or whenever an event occurs or there is a change in circumstances that indicates fair value might be below carrying value. Goodwill is carried at historical cost if the estimated fair value is greater than the carrying amounts. However, if estimated fair value is less than the carrying amount, goodwill is reduced to estimated fair value through an impairment charge to the Company's consolidated statements of operations. Fair value was determined using the discounted future cash flow method.

Revenue Recognition

        Subscriber revenue from pay television distributors is recognized as revenue when an agreement is executed, programming is provided, the price is fixed and determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs in accordance with Emerging Issues Task Force No. 01-9 ("EITF No. 01-9"), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). If the amortization expense exceeds the revenue recognized on a cumulative per distributor basis, the excess amortization is included as a component of cost of services.

        Advertising revenue, net of agency commissions, is recognized in the period in which related commercial spots or long form programming are aired and as ratings guarantees to advertisers are achieved. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting operations. Customers remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue.

        Revenue from film asset licensing agreements was recognized in accordance with AICPA Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films. Revenue was recognized when all of the following had occurred: an agreement was executed, the film was available for exhibition by the licensee, the license fee was fixed or determinable, collectibility was reasonably assured and the cost of each film was known or reasonably determinable. Revenue from film asset licensing agreements containing multiple film titles was allocated among the various film titles based on their relative estimated fair values. Payments received from licensees prior to the availability of a film were recorded as deferred revenue. Fees payable with terms in excess of one year were discounted for revenue recognition purposes at the customer's estimated incremental borrowing rate in accordance with Accounting Principles Board ("APB") Opinion No. 21, Interest on Receivables and Payables.

Audience Deficiency Unit Liability

        Audience deficiency units ("ADUs") are units of inventory (future advertising timeframes) that are made available to advertisers as compensation for advertisements in programs that under-delivered on the guaranteed ratings.

        An audience deficiency liability results when impressions delivered on guaranteed ratings are less than the impressions guaranteed to advertisers. Such liability (a type of deferred revenue) arises as a matter of industry practice rather than as a matter of written contract. The liability is reduced when the Company airs the advertisement during another program to "make-good" on the under-delivery of

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

2. Summary of Significant Accounting Policies and Estimates (Continued)

impressions. The Company typically does not remit cash to advertisers in satisfaction of such deficiencies.

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising expense was $24.2 million, $16.0 million and $19.7 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Taxes on Income

        Pursuant to the tax sharing agreement entered into with Hallmark Cards in March 2003, the Company's results of operations for tax purposes became a part of the Hallmark Cards consolidated federal tax return as of and subsequent to March 2003. However, the Company continues to account for income taxes on a separate return basis. Accordingly, the Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Any payment received from Hallmark Cards under the tax sharing agreement is recorded as an increase in additional paid-in capital. Based on the tax sharing agreement, the Company may ultimately owe Hallmark Cards for its share of the consolidated federal tax liability caused by the inclusion of the Company in the consolidated group. Such payments would be treated as a reduction to paid-in capital to the extent of amounts previously received under the Tax Sharing Agreement.

Stock-Based Compensation

        On January 1, 2006, we adopted Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123—revised 2004 ("SFAS 123R"), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., usually the vesting period. We elected the modified-prospective method, under which prior periods were not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date is recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

        In connection with the adoption of SFAS 123R, we recorded a cumulative catch-up adjustment of $2.1 million related to restricted stock units ("RSUs") granted under the Amended and Restated

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

2. Summary of Significant Accounting Policies and Estimates (Continued)

Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the "Plan"). See Note 17 for further information regarding our stock-based compensation assumptions and expenses.

        The following table sets forth the pro forma amounts of net loss and net loss per share, for the year ended December 31, 2005, that would have resulted if we had accounted for our employee stock options under the fair value recognition provisions of SFAS 123:

Pro Forma Effects
(In thousands, except per share amounts)

Years Ended December 31, 2005
Net loss	$(232,758)
Pro forma stock compensation expense at estimated fair value	(1,056)
Stock compensation expense included in net loss	116

Pro forma net loss	$(233,698)
Weighted average shares	104,619
Pro forma net loss per share, basic and diluted	$(2.23)

Net Loss Per Share

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 867,000, 810,000 and 356,000 stock options for the years ended December 31, 2005, 2006, and 2007, respectively, have been excluded from the calculations of earnings per share because their effect would have been antidilutive.

        Taking into account NICC's purported exercise of the Put Right discussed in Note 12, the related 4,357,066 shares have been excluded from the determination of weighted average shares outstanding from October 29, 2007 through December 31, 2007, inclusive.

Translation of Foreign Currency

        Through April 26, 2005, the balance sheets and statements of operations and comprehensive loss of certain Crown Media Holdings' foreign subsidiaries were measured using local currency as the functional currency. Revenue, expenses and cash flows of such subsidiaries were translated into United States dollars at the average exchange rates prevailing during the period. Assets and liabilities were translated at the rates of exchange at the balance sheet date. Translation gains and losses were deferred as a component of accumulated other comprehensive income (loss). Foreign currency translation gains and losses recorded upon the remeasurement of financial assets and liabilities denominated in currencies other than the functional currency of the subsidiary were included in determining net loss for the period. In conjunction with the sale of the international business, the cumulative foreign

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

2. Summary of Significant Accounting Policies and Estimates (Continued)

currency translation gain of approximately $3.4 million was realized as a component of the loss on sale of discontinued operations on the accompanying consolidated statement of operations.

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

        Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the years ended December 31, 2006 and 2007, and together accounted for a total of 91% and 92% of consolidated subscriber revenue during the years ended December 31, 2006 and 2007, respectively. Three and four of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the years ended December 31, 2006 and 2007, respectively, and together accounted for 66% and 77% of our subscribers during the years ended December 31, 2006 and 2007, respectively.

Reclassifications

        Certain reclassifications have been made to conform prior periods' financial information to the current presentation.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements, in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles ("GAAP") that is intended to result in increased consistency and comparability in fair value measurements. SFAS 157 also expands disclosures about fair value measurements, with the intention of improving the quality of information provided to users of financial statements. The standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted. In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delays by one year, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment under SFAS 142 Goodwill and Other Intangible Assets, indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142, and long-lived assets measured at fair value for impairment assessment under SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The Company plans to adopt the portion of SFAS 157 that has not been delayed by FSP FAS-157-2 as of January 1, 2008, and plans to adopt the balance of its provisions as of January 1, 2009. The Company does not have balance sheet items carried at fair value on a recurring basis (to which SFAS 157 applies in 2008) such as derivative financial instruments which are valued primarily based on quoted prices in active or brokered

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

2. Summary of Significant Accounting Policies and Estimates (Continued)

markets for identical as well as similar assets and liabilities. Balance sheet items carried at fair value on a non-recurring basis (to which SFAS 157 will apply in 2009) consist of goodwill. Management does not currently expect the adoption of SFAS 157 in 2008 to have a material effect on the measurement of the Company's financial assets and liabilities. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2008 years.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), Establishing the Fair Value Option for Financial Assets and Liabilities. The FASB has issued SFAS 159 to permit all entities to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company will adopt SFAS 159 effective January 1, 2008. The Company does not expect SFAS 159 to have a material impact on its consolidated results of operations and financial condition.

3. Impairment of Film Assets

        In the second quarter of 2006 the Company retained an investment banking firm to solicit interest from third parties for the potential purchase of the Crown Library. As a result of non-binding bids received in the second quarter and the then proposed terms of an agreement dated October 5, 2006 for the sale of the Crown Library, management deemed it necessary to review its film assets for impairment as of both June 30, 2006 and September 30, 2006. The fair values used in the impairment analyses were derived by management taking into account the following: (1) the implied fair value from bid parties and a contractual sales price at June 30, 2006 and September 30, 2006, respectively, with adjustments to take into account the terms of the proposed sale including the estimated future cost of the Company's indemnification of the buyer for retention of residual and participation liabilities arising from the buyer's use of the Crown Library for a 10-year period following the closing of the sale; (2) the estimated fair value of rights for the Company's non-exclusive use of certain films for showing on its Hallmark Movie Channel for a limited period of time; and (3) the amount of accounts receivable related to the film library. The resulting non-cash impairment charge of $225.8 million for the year ended December 31, 2006, is included in impairment of film assets on the accompanying consolidated statement of operations.

        The non-binding bids received in the second quarter of 2006 were solicited with an assumption that a buyer would acquire the library along with the obligation to remit residual and participation payments related to post-sale use of the library without financial assistance from the Company. Management subsequently determined that it was likely that Company would indemnify the purchaser for such payments for a period of 10 years. Because management believed that its estimate of the fair value of the 10-year indemnification differed significantly from the corresponding value ascribed by bidders, as only the bid from RHI included the term requiring Crown to retain the residual and

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

3. Impairment of Film Assets (Continued)

participation liability, it was necessary to adjust the bids for management's estimate of the fair value of the 10-year indemnification. Accordingly, it was necessary to make assumptions from the both the Company's perspective and the perspective of potential buyers with respect to (a) future cash flows from use of the library in the hands of a buyer, (b) average residual and participation rates applicable to such future sales, (c) future tax rates, and (d) discount rates that may be applicable to potential buyers. It was also necessary to make assumptions with respect to the estimated fair value of licenses to Crown to use a then-unspecified group of films for a limited period of time following a sale. Such assumptions included (a) the number of films to be licensed, (b) the length of such licenses, (c) future cash flows, (d) average residual and participation rates applicable to such future sales, and (e) discount rates that may be applicable to potential buyers.

        In connection with the impairment analysis at September 30, 2006 management again estimated the fair value of the proposed 10-year indemnification for residuals and participations using the applicable assumptions described above. Further, having then identified the group of films as to which Crown was to receive licenses for limited future use, management estimated the fair value of such licenses using assumptions that included (a) a presumption that the Company's most recent rate card for exclusive third-party use was relevant and (b) a discount to be applied to such rates to reflect the Company's non-exclusive rights.

        The bids used in management's valuation of the film assets at June 30, 2006 and the purchase price and related terms of the proposed sale of the film library at September 30, 2006 involve lump sum amounts with no values applied to individual films or groups of films. However, under applicable accounting requirements the impairment analyses must be prepared on a film-by-film basis. Having concluded that since August 31, 2005, the date of the most recent film-by-film valuation, each individual film had retained its relative value with respect to the film library taken as a whole as of June 30 and September 30, 2006, management allocated the total estimated fair value at those dates on the basis of the estimated relative fair values of each film as of August 31, 2005. Non-cash impairment charges were recorded at both June 30, 2006 and September 30, 2006 to reflect the amounts by which the carrying values of individual films exceeded the respective estimated fair values.

        In preparing the impairment analyses management relied upon various estimates which were based on information known at the time of the analyses.

        In the third and fourth quarters of 2005, the Company reviewed its film asset titles for impairment. The Company computed the fair value of the rights to each of the evaluated film titles. The estimated fair value of the film assets was based upon the discounted cash flows attributable to estimated future third party sales and internal use at September 30, 2005 and December 31, 2005. Non-cash impairment charges were recorded in both the third and fourth quarters of 2005 for each film where the estimated fair value was less than its carrying value. The resulting non-cash impairment charge of $25.5 million is included in impairment of film assets on the accompanying consolidated statement of operations for the year ended December 31, 2005.

4. Residual and Participation Liability

        On December 15, 2006, we completed the sale of domestic rights and certain international ancillary rights to our library of approximately 620 television movies, mini-series and series to RHI

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

4. Residual and Participation Liability (Continued)

Entertainment LLC. Included in accounts payable and accrued liabilities are $10.6 million and $12.2 million at December 31, 2006 and 2007, respectively, related to residuals and participations that RHI would otherwise be obligated to pay to third parties in connection with domestic film library sales between the December 2006 sale and December 2016. The Company's actual cost of this obligation will depend on the actual sales of these films by RHI but, in no event, will exceed $22.5 million. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of the film assets and reflected in continuing operations in future periods.

        During the second quarter of 2007, the Company reduced its estimate of a residual and participation liability related to the Company's use of the film assets prior to the sale to RHI by $521,000. Therefore, the Company recognized negative amortization of film assets in this amount during this time period.

        During the third quarter of 2007, the Company completed an analysis of its residual and participation liability, related to the Company's licenses of the film assets prior to the sale to RHI. Using new information that became available during the third quarter of 2007, the Company was able to more accurately estimate amounts due and make payments on certain obligations, as well as analyze and determine potential amounts due for exploitation of the films during the referenced period. The Company determined that it needed to reduce its liability by $4.7 million, and thus, recorded a negative amortization of film assets in this amount during this time period.

        Also, included in accounts payable and accrued liabilities as December 31, 2006, and 2007, is $4.5 million and $5.0 million, respectively, for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015. The Company's actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from sale of discontinued operations in future periods.

5. Subscriber Acquisition Fees

        During 2007, several of the Company's distribution agreements expired. The decrease in the gross asset and related accumulated amortization below is due to contracts that became fully amortized by December 31, 2007. Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of December 31,
	2006	2007
	(In thousands)
Subscriber acquisition fees, at cost	$189,391	$9,837
Accumulated amortization	(147,726)	(6,504)

Subscriber acquisition fees, net	$41,665	$3,333

        Of the net balance at December 31, 2007, in regard to existing agreements, the Company expects $3.3 million will be recognized as a reduction of subscriber fee revenue and $0 will be recognized as

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

5. Subscriber Acquisition Fees (Continued)

subscriber acquisition fee expense in future periods. The Company expects to amortize the net balance at December 31, 2007, as follows:

Years Ended December 31,	(in thousands)
2008	$1,426
2009	953
2010	954

Total amortization	$3,333

        As of December 31, 2006 and 2007, the consolidated balance sheets also reflect subscriber acquisition fees payable of $2.1 million and $29,000, respectively. For the years ended December 31, 2005, 2006 and 2007, the Company made cash payments of $32.0 million, $11.0 million, and $1.2 million, respectively, relating to current subscriber acquisition fee obligations.

6. Program License Fees

        Program license fees are comprised of the following:

	As of December 31,
	2006	2007
	(In thousands)
Program license fees—RHI Entertainment
Distribution	$212,143	$244,920
Program license fees—NICC	197	2,610
Program license fees—other affiliates	368	918
Program license fees—other non-affiliates	326,552	297,816

Program license fees, at cost	539,260	546,264
Accumulated amortization	(241,342)	(294,281)

Program license fees, net	$297,918	$251,983

        Programming costs for the years ended December 31, 2005, 2006, and 2007 were $120.6 million, $152.2 million, and $164.4 million, respectively.

        During the years ending December 31, 2005, 2006 and 2007, certain program license fees were written-down to their net realizable values, resulting in additional costs of $585,000, $20.9 million, and $2.7 million, respectively, which have been included as a component of programming costs on the accompanying consolidated statements of operations.

        At December 31, 2006 and 2007, $10.3 million and $8.4 million, respectively, of program license fees were included in prepaid and other assets on the accompanying consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the license period.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

6. Program License Fees (Continued)

        License fees payable are comprised of the following:

	As of December 31,
	2006	2007
	(In thousands)
License fees payable—RHI Entertainment
Distribution	$18,439	$21,427
License fees payable—NICC	2,275	1,078
License fees payable—other affiliates	—	550
License fees payable—non-affiliates	166,597	142,843

Total license fees payable	187,311	165,898
Less current maturities	(98,360)	(109,377)

Long-term license fees payable	$88,951	$56,521

7. Property and Equipment

        Property and equipment are comprised of the following:

	As of December 31,
			Depreciable Life (In years)
	2006	2007
	(In thousands)
Technical equipment and computers	$15,083	$7,811	3-5
Leased assets	17,363	17,363	15
Furniture, fixtures and equipment	1,241	1,313	5
Leasehold improvements	2,853	735	3-7
Construction-in-progress	273	289

Property and equipment, at cost	36,813	27,511
Accumulated depreciation	(20,500)	(11,549)

Property and equipment, net	$16,313	$15,962

        Depreciation expense related to property and equipment was $3.5 million, $2.8 million, and $2.0 million, for the years ended December 31, 2005, 2006 and 2007, respectively.

        Software and other intangible assets of $1.0 million and $599,000 as of December 31, 2006 and 2007, respectively, have been included in prepaid and other assets on the accompanying consolidated balance sheets.

8. Leases

        The Company leases uplink and certain transponder space under a long-term lease agreement that is accounted for as a capital lease in accordance with SFAS No. 13, Accounting for Leases. In addition, the Company leases transponders, office facilities and various office equipment under operating leases that are generally non-cancelable. These leases expire at various dates through June 2019, and some

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

8. Leases (Continued)

contain escalation clauses and renewal options. Future minimum lease payments under the agreements at December 31, 2007, are as follows:

Years Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2008	$2,160	$3,573
2009	2,160	3,290
2010	2,160	1,096
2011	2,160	397
2012	2,160	132
Thereafter	15,030	—

Total minimum lease payments	25,830	$8,488

Less amount representing interest (at implicit rate of 9.375%)	(10,332)

Present value of net minimum lease payments	15,498
Less current maturities	(738)

Long term obligation	$14,760

        Rent expense under these agreements was $2.0 million, $2.0 million, and $2.2 million, respectively, for the years ended December 31, 2005, 2006, and 2007. Amortization of assets held under capital leases is recorded as amortization of capital lease on the accompanying statements of operations.

        During 2005 and through November 30, 2006, the buyer of the international business allowed Crown Media Holdings to occupy office space without paying rent. The Company estimated the fair value of this free occupancy to have been $115,000 and $103,000 during 2005 and 2006, respectively.

        During April through October 2007, Hallmark Cards allowed Crown Media Holdings to occupy office space for a reduced rate of rent. The Company estimated that if it had been subject to market rates it would have paid $148,000 in additional rent for this space during 2007.

9. Credit Facility

        At December 31, 2007, the Company had an amended credit agreement with a syndicate of banks, led by JP Morgan Chase Bank, under which the banks have extended to the Company a secured revolving credit facility with availability of up to $130.0 million. At December 31, 2007, the outstanding balance under the credit facility was $69.5 million.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

9. Credit Facility (Continued)

        By Amendment No. 14 in March 2008, the maturity date of the bank credit facility was extended to May 31, 2009. Under this Amendment, the amounts available under this facility are or will be reduced from $130.0 million as follows:

Date	Revolving Credit Commitment
March 10, 2008	$90,000,000
June 30, 2008	$60,000,000
September 30, 2008	$50,000,000
March 31, 2009	$45,000,000

        In connection with Amendment No. 14, JP Morgan Chase Bank became the sole lender under the bank credit facility by acquiring the interests of all other lending banks. Concurrent with the execution of Amendment No. 14, the existing Hallmark Cards' support letter of credit was reissued by JPMorgan in the face amount of $90.0 million, with an expiration date of June 10, 2009.

        The Company had at February 29, 2008, $47.1 million of unused revolving credit capacity. Other than with respect to the scheduled decreases in borrowing capacity described above, the Company's ability to borrow additional amounts under the credit facility is not limited or restricted. The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment dated as of March 10, 2008. The facility is guaranteed by the Company's subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

        Each borrowing under the bank credit facility bears interest at a Eurodollar rate or an alternate base rate as the Company may request at the time of borrowing. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rates change. The Company is required to pay a commitment fee of 0.15% per annum (0.2% from March 1, 2005, to April 27, 2006) of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments.

        At December 31, 2006 and 2007, the Company had outstanding borrowings of $87.6 million and $69.5 million, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2006, $87.6 million of the outstanding balance bore interest at the Eurodollar rate (6.10% at December 31, 2006) and $0 bore interest at the JP Morgan Chase Bank prime rate. At December 31, 2007, $69.5 million of the outstanding balance bore interest at the Eurodollar rate (5.60% at December 31, 2007) and $0 bore interest at the JP Morgan Chase Bank prime rate. Under the credit facility, $1.1 million bore interest at the JP Morgan Chase Bank prime rate (7.75%) for three days during September 2007. Interest expense on borrowings under the credit facility for each of the years ended December 31, 2005, 2006 and 2007, was $10.3 million, $12.7 million, and $5.4 million, respectively.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

9. Credit Facility (Continued)

Covenants

        The credit facility, as amended, contains a number of affirmative and negative covenants. Affirmative covenants include, without limitation, the following: (1) (a) within 90 days after the end of each fiscal year, submit to the banks audited consolidated financial statements of the Company required to be submitted to the S.E.C., and (b) within 45 days after the end of each of the first three fiscal quarters, submit to the banks unaudited consolidated financial statements of the Company required to be submitted to the S.E.C.; (2) cause the Company's corporate existence to be effective; (3) keep tangible properties material to the Company's business in good condition; (4) provide notice of the following material events: (a) any event of default, (b) material adverse change in the condition or operations of any credit party, (c) any action which could affect the performance of the credit parties' obligations under the Credit Agreement, (d) any other event which could result in a material adverse effect, (e) opening or change of any executive office, (f) change in the name of the credit parties, (g) any event which affects the collectibility of receivables or decrease the value of the collateral, (h) proposed material amendment to any material agreement that are part of the collateral and (i) any notice which a credit party received with respect to a claimed default; (5) (a) insure its assets adequately, (b) insure against other hazards and risks, (c) maintain distributor's "errors and omissions" insurance, (d) maintain broadcaster's "errors and omissions" insurance, (e) cause all insurance to provide to the Lender a written notice of any termination or material change of coverage and (f) upon request, provide to the Lender a statement of insurance coverage; (6) maintain true and complete books and records of financial operations and provide the Agent access to such books and records; (7) observe and perform all material agreements with respect to the distribution/exploitation of the Products (as defined in the Credit Agreement); (8) pay all taxes and other governmental charges and indebtedness in the ordinary course of business of the credit parties; (9) defend the collateral against all liens, other than permitted encumbrances; (10) upon receipt of any (a) payment from any obligor which should be remitted to the Agent or (b) the proceeds of any sale of Product, remit such payment or proceeds to the Agent; (11) comply with all applicable environmental laws, notify the Agent of any material violation of any applicable environmental laws and indemnify the Agent and the Issuing Bank against any environmental law-related claims; and, (12) (a) upon request, execute and deliver all necessary documents to perfect the liens on the collateral and to carry out the purpose of the Credit Agreement and its ancillary documents and (b) clarify, if necessary, the chain of title for any item of the Products.

        Negative covenants include limitations on (1) indebtedness, (2) liens, (3) guaranties, (4) investments, (5) making "Restricted Payments," (Restricted Payments include any distribution on equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of the Company which is subordinated to the bank loans, any reduction of the HC Crown line of credit for the Company, any payment on certain obligations assumed by the Company under the purchase agreement for the film assets and any other payment to Hallmark Cards or any of its affiliates. The credit agreement, however, permits the Company to make payments to Hallmark Cards or an affiliate in payment of a valid outstanding obligation (subject to any applicable subordination agreement) or in an aggregate amount equal to the financial benefits received by us as a result of the reduction of interest charges under the bank credit facility in Amendment No. 8 plus any fees and costs incurred by Hallmark Cards in connection with the support letter of credit provided in accordance with Amendment No. 8, (6) sale of

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

9. Credit Facility (Continued)

assets, (7) sale of receivables, (8) entering into any sale and leaseback transactions, (9) entering into transactions with affiliates, (10) amending the promissory note with HC Crown, a related letter of credit issued for our benefit or certain of our other material agreements, (11) creating negative pledge, (12) mergers or acquisitions, (13) production of any item of Product in any fiscal year having an aggregate budgeted negative cost in excess of $5.0 million, (14) changing our business activities, (15) entering into certain transactions that are prohibited under ERISA, (16) entering into any interest rate protection agreement or currency agreement, (17) acquiring or creating any new subsidiary, (18) using or storing hazardous materials on our premises, and (19) creating any first tier subsidiary other than CM Intermediary or have any asset related to the Channel at a level above CM Intermediary.

        The Company was in compliance with these covenants at December 31, 2007.

        By Amendment No. 12, dated as of March 2, 2007, to the credit agreement, the maturity date of the revolving credit facility had been extend to May 31, 2008. Additionally, the amendment provided for the Hallmark Cards letter of credit to be replaced by a JP Morgan Bank letter of credit for the $130.0 million, with an expiration date of June 10, 2008.

        Amendment No. 13, dated as of July 27, 2007, allowed the Company to grant a security interest in substantially all of the its assets to Hallmark Cards and permitted the Company to issue a promissory note in favor of Hallmark Cards in the principal amount of $33.1 million regarding the tax sharing agreement (the "Tax Note"). Additional information regarding the Tax Note is described below under Note 10—Related Party Transactions—Tax Sharing Agreement.

10. Related Party Long-Term Obligations

Waiver and Standby Purchase Agreement

        On March 10, 2008, the Company, Hallmark Cards and affiliates of Hallmark Cards who hold obligations of the Company entered into an Amended and Restated Waiver and Standby Purchase Agreement (the "Waiver Agreement"). The Waiver Agreement replaces a previous version of March 21, 2006 as amended through October 2007. The Waiver Agreement extended to March 31, 2009 the period during which the Hallmark parties will defer the payment of obligations listed below. The Waiver Agreement of March 2008 also included the following changes: The annual addition of interest to principal on the obligations described below (except the 10.25% Note continues to add interests semi-annually to the principal); the extension of the maturity dates of three notes (the 2001, 2005 and 2006 notes mentioned below) to December 31, 2009; fixing the interest rate of these three notes to a rate of LIBOR plus 5%, adjusted quarterly; the accrual and addition to principal of interest through November 15, 2008 on these three notes; a requirement to pay interest on these three notes in cash, quarterly commencing November 16, 2008; and a change to the definition of Excess Cash Flow. As revised, the Waiver Agreement defers all payments due on any of the following obligations and, except as noted above, payment of interest thereon until March 31, 2009, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the "Waiver Period"):

  •
  Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31,

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

10. Related Party Long-Term Obligations (Continued)

    2006 and 2007, including accrued interest was $93.5 million and $101.4 million, respectively. See Note and Interest Payable to HC Crown below.)

  •
  $70.0 million note and interest payable to Hallmark Cards affiliate, dated March 21, 2006, arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2006 and 2007, including accrued interest was $53.4 million and $57.9 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

  •
  10.25% senior secured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2006 and 2007, including accrued interest was $562.2 million and $621.3 million, respectively. See Senior Secured Note below.)

  •
  Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2006 and 2007, including accrued interest was $146.4 million and $158.8 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

  •
  Note and interest payable to Hallmark Cards in the amount of $33.1 million, dated as of July 27, 2007. (Total amount outstanding at December 31, 2007, including accrued interest was $22.1 million. See Amounts Payable to Hallmark Cards under Tax Sharing Agreement below.)

  •
  All obligations of the Company under the bank credit facility by virtue of Hallmark Cards' deemed purchase of participations in all of the obligations under a letter of credit which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to the bank credit facility.

        Hallmark Cards has agreed that it will not accelerate the maturity of any of the foregoing obligations or initiate collection proceedings during the Waiver Period. Interest will continue to accrue on these obligations during the Waiver Period and will be payable as indicated above. The Company will continue to pay interest on the bank credit facility during the Waiver Period.

        The waiver termination date is March 31, 2009, or earlier upon occurrence of any of the following events: (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness to unrelated parties (other than the credit facility) with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution (formerly known as Hallmark Entertainment Distribution at which time it was a wholly-owned subsidiary of Hallmark Cards); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; (e) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

10. Related Party Long-Term Obligations (Continued)

perform any covenants in the Waiver Agreement; or (f) the security agreements granted to the Hallmark parties shall not remain perfected.

        Under the Waiver Agreement, if the bank lender under the bank credit facility accelerates any of the indebtedness under the bank credit facility or seeks to collect any indebtedness under it, then the Company may elect to exercise its right to require that Hallmark Cards or its designated subsidiary exercise an option to purchase all the outstanding indebtedness under the bank credit facility as provided in the bank credit facility. All expenses and fees in connection with this purchase would be added to the principal amount of the credit facility obligations.

        The Waiver Agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement or as otherwise agreed by us against these obligations. Additionally, during the Waiver Period, Hallmark Cards is permitted to offset future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then to the unpaid principal balance of the Tax Note until the earlier of such time as the balance reaches zero or the maturity date of the Tax Note.

        Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any "Excess Cash Flow" during the Waiver Period. "Excess Cash Flow" is defined as 1) the net proceeds of any debt or equity financings; 2) the net cash proceeds from the sale, transfer or release by the Company of assets outside the ordinary course of business; and 3) if positive, the consolidated net cash flow from operations calculated in the same manner (and subject to the same restrictions on selling, general and administrative expenses, capital expenditures and similar items) as "Cash Flow Before Interest, Taxes (including tax sharing payments) and Principal" as set forth in the Crown Media Holdings 2008 budget as approved by the Board of Directors of Crown Media Holdings and provided to the Hallmark parties. For 2009, the restrictions will be those contained in the 2009 budget to be approved by the Board of Directors of Crown Media Holdings and reasonably acceptable to the Hallmark parties.

Hallmark Letter of Credit

        In conjunction with Amendment No. 10 to the bank credit facility in April 2006, Hallmark Cards extended its letter of credit (given earlier to support the Company's obligations under the credit facility) to correlate to the maturity date of the credit facility and also increased the size of the letter of credit from $220.0 million to $240.0 million. In consideration of this extension and increase in the size of the letter of credit, the Company agreed to continue to pay Hallmark Cards the difference between the interest rate formerly charged the Company before the letter of credit was available and the rate now charged with the backing of the letter of credit. Since the interest rate was further reduced in Amendment No. 10 to LIBOR plus 0.75%, the interest differential now payable to Hallmark Cards is 2.25% of the outstanding indebtedness under the credit facility. In addition, the Company agreed to continue to pay the fee charged by Citigroup for the letter of credit which was increased to 0.875% of the amount of the letter of credit.

        The Hallmark Cards letter of credit was reduced to $130.0 million in connection with Amendment No. 11 to the bank credit facility.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

10. Related Party Long-Term Obligations (Continued)

        Pursuant to Amendment No. 12 to the bank credit facility in March 2007, Hallmark Cards has replaced the Citigroup-issued letter of credit with a $130.0 million irrevocable letter of credit issued by JP Morgan Chase Bank. The latter instrument was to expire on June 10, 2008.

        Concurrent with the execution of Amendment No. 14, the existing Hallmark Cards' support letter of credit was reissued by JPMorgan in the face amount of $90.0 million and with an expiration date of June 10, 2009.

Senior Secured Note

        In August 2003, the Company issued a senior note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company's outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

        In accordance with the Waiver Agreement, cash payments are not required until March 31, 2009. The principal amount of the senior secured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007. From that date, interest at 10.25% per annum was scheduled to be payable semi-annually on the accreted value of the senior note to HC Crown, but now will be payable subsequent to March 31, 2009. The note matures on August 5, 2011, and is pre-payable without penalty. At December 31, 2006 and 2007, $562.2 million and $621.3 million, respectively, of principal and interest were included in the senior note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior note contains certain restrictive covenants which, among other things, prevent the Company from incurring any additional indebtedness, purchasing or otherwise acquiring shares of the Company's stock, investing in other parties and incurring liens on the Company's assets. As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to HC Crown

        On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown. Due to the Waiver Agreement, the note and related interest are not due until December 31, 2009. This note is subordinate to the bank credit facility. The rate of interest under this note is equal to LIBOR plus three percent (currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement). At December 31, 2006, and 2007, borrowings under the note were $87.7 million and $93.5 million, respectively. Accrued interest on the note of $5.8 million and $7.9 million are included in note and interest payable to HC Crown as of December 31, 2006 and 2007, respectively, on the accompanying consolidated balance sheets. At December 31, 2006, $87.7 million of the outstanding balance bore interest at the Eurodollar rates of 8.37%. At December 31, 2007, $93.5 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2006 and 2007, $93.5 million and $101.4 million were included in the note and interest payable to HC Crown on the accompanying consolidated balance sheets, respectively.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

10. Related Party Long-Term Oblibgations (Continued)

Note and Interest Payable to Hallmark Cards Affiliate

        On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note bearing interest at LIBOR plus 3% per annum (currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement). Pursuant to the Waiver Agreement, the promissory note is payable in full on December 31, 2009. At December 31, 2006, and 2007, borrowings under the note were $137.4 million and $146.4 million, respectively. Accrued interest on the note of $9.0 million and $12.4 million is included in note and interest payable to Hallmark Cards affiliate as of December 31, 2006, and 2007, respectively, on the accompanying consolidated balance sheets. At December 31, 2006, $137.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.37%. At December 31, 2007, $146.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2006 and 2007, $146.4 million and $158.8 million were included in the note and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheets, respectively.

Note and Interest Payable to Hallmark Cards Affiliate

        On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note bearing interest at LIBOR plus 3% per annum (currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement). Pursuant to the Waiver Agreement, the promissory note is payable in full on December 31, 2009. At December 31, 2006, and 2007, borrowings under the note were $49.3 million and $53.4 million, respectively. Accrued interest on the note of $4.1 million and $4.5 million is included in note and interest payable to Hallmark Cards affiliate as of December 31, 2006 and 2007, respectively, on the accompanying consolidated balance sheet. At December 31, 2006, $49.3 million of the outstanding balance bore interest at the Eurodollar rates of 8.37%. At December 31, 2007, $53.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2006 and 2007, $53.4 million and $57.9 million were included in the note and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheet, respectively.

        During the third quarter of 2006, Hallmark Cards used $18.0 million of the 25% in the federal tax benefits from losses the Company generated to reduce the $70.4 million balance on the note and interest payable to Hallmark Cards affiliate. On September 1, 2006, Hallmark Cards also reduced the balance of the note by $3.1 million, which was related to the December 1, 2005, agreement with NICC.

Note and Interest Payable to Hallmark Cards

        During 2007, the Internal Revenue Service completed its examination of Hallmark Cards' consolidated tax returns for fiscal years 2003 and 2004 and determined that, with respect to a portion of the losses attributable to the Company for fiscal years 2003 and 2004, Hallmark Cards should not have carried back such losses to its consolidated federal tax returns filed for fiscal years 2001 and 2002. These losses are available as carry-forwards in the consolidated federal tax return beginning in 2005 and later years. Furthermore, the examination changed the amount of foreign tax credits that had previously been conveyed to the Company under the Tax Sharing Agreement. Because the Company's share of the tax benefits realized from such losses and credits ($25.2 million) were either contributed to the Company in cash or applied as an offset against amounts owed by the Company to other members

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

10. Related Party Long-Term Oblibgations (Continued)

of the consolidated group, the Company is obligated to return this amount to Hallmark Cards plus interest related thereto in the amount of $7.9 million. As a result, the Company recorded a $33.1 million payable to Hallmark Cards with a corresponding $25.2 million reduction of additional paid-in capital and a $7.9 million charge to interest expense, all of which were recognized during the three months ended June 30, 2007.

        On July 27, 2007, the Company replaced a payable to Hallmark Cards under the Tax Sharing Agreement with a $33.1 million promissory note payable to Hallmark Cards due in July 2009 with interest at LIBOR plus 3% per annum (the "Tax Note"). The Tax Note may be prepaid in whole or in part with no penalty. The Company is not required to make any cash payments prior to maturity. Until the Tax Note and related interest is paid in full, Hallmark Cards will offset any future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then against the unpaid principal balance. In September 2007, Hallmark Cards offset $6.5 million against $508,000 of accrued and unpaid interest and $6.0 million of unpaid principal. Additionally, in September 2007, the Company recorded an additional $85,000 charge to interest expense related to the receipt of an invoice for the actual amount owed in regard to the return of tax benefits under the Tax Sharing Agreement as described above. In December 2007, Hallmark Cards offset $5.7 million against $571,000 of accrued and unpaid interest and $5.1 million of unpaid principal.

        There was no accrued interest on the Tax Note to be included in note and interest payable to Hallmark Cards as of December 31, 2007, on the accompanying consolidated balance sheet. At December 31, 2007, $22.1 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2007, $22.1 million was included in the note and interest payable to Hallmark Cards in the accompanying consolidated balance sheet.

        The Tax Note and any payment thereunder are subordinated to the bank credit facility extended to the Company by JP Morgan Chase Bank.

Interest Paid to HC Crown

        Interest expense paid to HC Crown was $3.2 million for the year ended December 31, 2005, $4.4 million for the year ended December 31, 2006, and $1.8 million for the year ended December 31, 2007. Prior to Amendments No. 8 and No. 10 to the Company's credit facility, such amounts would have been paid to the bank syndicate.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

10. Related Party Long-Term Oblibgations (Continued)

Related Party Long-Term Obligations

        The aggregate maturies of related party long-term debt for each of the five years subsequent to December 31, 2007, are as follows:

	Payments Due by Period
	Total	2008	2009	2010	2011	2012
	(In thousands)
Note and interest payable to HC Crown, with principal due December 31, 2009	$101,360	$—	$101,360	$—	$—	$—
10.25% Senior secured note to HC Crown, including accrued interest, due August 5, 2011	621,266	—	—	—	621,266	—
Note and interest payable to Hallmark Cards affiliate with principal due December 31, 2009	158,753	—	158,753	—	—	—
Note and interest payable to Hallmark Cards affiliate with principal due December 31, 2009	57,868	—	57,868	—	—	—
Note and interest payable to Hallmark Cards due July 27, 2009	22,075	—	22,075	—	—	—

	$961,322	$—	$340,056	$—	$621,266	$—

11. Related Party Transactions

Tax Sharing Agreement

Overview

        On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the "tax sharing agreement"). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future federal tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return. These benefits are estimated and paid 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer. A final true-up calculation is completed within 15 days after Hallmark Cards files its consolidated federal income tax return for the year. Pursuant to the true-up calculation, Crown Media Holdings is obligated to reimburse Hallmark Cards the amount that any estimated payments have exceeded the actual benefit realized by Hallmark Cards and Hallmark Cards is obligated to pay Crown Media Holdings the amount that any actual benefit exceeds the estimated payments. Under the tax sharing agreement, at Hallmark Cards' option, the non-interest bearing balance of the 25% in federal tax benefits may be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

11. Related Party Transactions (Continued)

under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. During the third quarter of 2005, Hallmark Cards used $30.0 million of the approximately $45.7 million balance of this 25% balance to offset intercompany debt. During the third quarter of 2006, Hallmark Cards used $18.0 million of the approximately $18.0 million balance of this 25% balance to reduce the principal amount due under the March 21, 2006, promissory note with a Hallmark Cards affiliate.

        During the third quarter of 2007, Hallmark Cards used $6.5 million due to the Company under the tax sharing agreement to reduce the principal and interest amount due under the Tax Note. During the fourth quarter of 2007, Hallmark Cards used $5.7 million due to the Company under the tax sharing agreement to reduce the principal and interest amount due under the Tax Note.

        The Company received $56.1 million (including the $30.0 million offset to intercompany debt during the third quarter of 2005), $30.0 million (including the $18.0 million offset to intercompany debt during the third quarter of 2006), and $12.2 million (including the $12.2 million offset to the Tax Note during 2007) under the Tax Sharing Agreement during 2005, 2006 and 2007, respectively. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements are recorded as an addition to paid-in capital in the accompanying consolidated statements of stockholders' equity (deficit).

Hallmark Entertainment Investments

        On March 11, 2003, Hallmark Entertainment Holdings, Inc. ("Hallmark Entertainment Holdings", a wholly-owned subsidiary of Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings' investors, Liberty Crown, Inc., a subsidiary of Liberty Media, and JP Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments, and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for shares in Hallmark Entertainment Investments. Hallmark Entertainment Holdings, now an owner of more than 80% of Hallmark Entertainment Investments, has voting power over all of the Crown Media Holdings shares owned by Hallmark Entertainment Investments. See note 14 for further information on the percentage of voting power.

Services Agreement with Hallmark Cards

        The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for additional years through January 1, 2009. Under the agreement, Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services. Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. This amount was increased to $530,000 for 2006 and $546,000 for 2007. However, the Company has not paid these amounts with concurrence of Hallmark Cards.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

11. Related Party Transactions (Continued)

        For the year ended December 31, 2005, Crown Media Holdings had accrued $515,000 under the agreement. For the year ended December 31, 2006, Crown Media Holdings had accrued $530,000 under the agreement. For the year ended December 31, 2007, Crown Media Holdings had accrued $546,000 under the agreement. At December 31, 2006 and 2007 non-interest bearing unpaid accrued service fees and unreimbursed expenses of $11.5 million and $13.3 million, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. At December 31, 2005, 2006 and 2007 out-of-pocket expenses and third party fees were $1.0 million, $914,000, and $1.2 million, respectively.

"Hallmark Hall of Fame" Programming License Agreement

        In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, Inc. to license 58 "Hallmark Hall of Fame" movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability. This agreement makes the Hallmark Channel and Hallmark Movie Channel the exclusive home for these movies. The total license fee for these movies is $17.2 million and is payable in equal quarterly installments over its 10 year exhibition window.

        The Company aired one title during 2007 and has recorded $550,000 as a license fee payable to affiliate related to this title.

Trademark Agreement with Hallmark Cards

        Crown Media United States has a trademark license agreement with Hallmark Licensing, Inc. for use of the "Hallmark" mark for the Hallmark Channel and for the Hallmark Movie Channels. During the second quarter of 2007, Hallmark Cards extended the trademark license agreements for the Hallmark Channel and the Hallmark Movie Channels to September 1, 2008. The Company is not required to pay any fees under the trademark license agreements.

Intercreditor Agreement

        The Company has an intercreditor agreement that deals with residual and participation liabilities for the use of film assets by the buyer of the Company's membership interest in Crown Media Distribution. Under the intercreditor agreement, Hallmark Cards has agreed that any loan, debt or other amount payable by the Company to Hallmark Cards will be subordinate and subject in order of payment of such residual and participation liabilities.

12. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

        VISN owns a $25.0 million company obligated mandatorily redeemable preferred interest in Crown Media United States (the "preferred interest") issued in connection with an investment by the Company in Crown Media United States. On November 13, 1998, the Company, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States (the "company agreement"), which agreement was further

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

12. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements (Continued)

amended on February 22, 2001, January 1, 2002, March 5, 2003, January 1, 2004, November 15, 2004 and December 1, 2005 (the "December 2005 NICC Settlement Agreement").

        Under the company agreement, the members agreed that if during any year ending after January 1, 2005 and on or prior to December 31, 2009, Crown Media United States has Federal taxable income (with possible adjustments) in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of: (i) such excess Federal taxable income; (ii) $5.0 million; or (iii) the amount equal to the preferred liquidation preference on the date of redemption. Crown Media United States may voluntarily redeem the preferred interest at any time; however, it is obligated to do so no later than December 31, 2010. Due to the mandatory redemption provision of the preferred interest, on July 1, 2003, the preferred interest was remeasured at fair value and reclassified to non-current liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 150: Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (as amended) ("SFAS 150").

        The December 2005 NICC Settlement Agreement provided that in the event there was a change in control of Crown Media Holdings prior to the December 31, 2007, expiration of the NICC Agreement, the Company was required to immediately pay NICC (1) $15.0 million (the"Termination Payment") (2) any remaining portions of the payments for the non-dramatic specials and the "made for television" movie development and (3) the deferred payments. Also, it has provided that the Hallmark Channel would be obligated to continue to broadcast and pay for the Sunday "New Morning with Naomi Judd" and weekday "New Morning" series and the Sunday morning programming block for an additional six months following the change in control, after which all funding and broadcast obligations to NICC would cease. Also, under the NICC Agreement, Crown Media Holdings would be required to redeem the Preferred Interest for $25.0 million plus accrued interest at LIBOR from November 27, 2005. In September 2007 NICC advised the Company that it believed that, if there were no prior sale of the Channel, the Termination Payment provision would survive the December 31, 2007 expiration of the NICC Agreement. The Company believed that the Termination Payment provision expired on December 31, 2007.

        The NICC Agreement also granted NICC a conditional right to require the Company to repurchase all of the shares of the Company's Class A common stock then owned by NICC (the "Put Right"). There having been no change in control of the Company, on July 1, 2007, NICC and the Company commenced a required 60-day negotiating period regarding continuation of the programming commitments. This 60-day period expired August 29, 2007, without agreement between the parties. As a result, the Put Right became contractually exercisable on August 30, 2007, with a November 1, 2007, expiration. However, the Company believes that in September 2007 it reached a binding agreement with NICC, under which NICC agreed it would not exercise the Put Right.

        NICC purportedly exercised the Put Right by written notice on October 28, 2007 and proposed that the purchase be settled on January 4, 2008. The determination or resolution of whether cash would be used to satisfy the Put Right was beyond the sole control of the Company. Therefore, in accordance with SFAS 150, the accompanying consolidated balance sheet as of December 31, 2007 reflects a liability of $32.8 million for the pending repurchase of Company shares owned by NICC.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

12. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements (Continued)

Such amount reflects the 30-day average closing price of the Company's Class A common stock from October 8, 2007 through November 16, 2007, inclusive, as specified in the NICC Agreement with respect to exercise of the Put Right. An equal amount, along with the corresponding number of shares, has been reclassified from common stock and paid-in capital, $31.9 million of which was previously reclassified and reflected as mandatorily redeemable common stock as of September 30, 2007.

        On January 2, 2008, the Company and NICC resolved the disputes discussed above and signed an agreement (the "Modification Agreement") which, among other things, immediately extinguished the Put Right and the Company's pending obligation. In addition, the Modification Agreement also settled the dispute with respect to whether the Termination Payment provision expired with, or survived, the December 31, 2007 expiration of the December 2005 NICC Settlement Agreement. We agreed to pay NICC $3.8 million in three equal installments payable each January 20 of 2008, 2009 and 2010. We also agreed to provide NICC a two-hour broadcast period granted each Sunday morning during the two year period ending December 31, 2009. The discounted value of the broadcast period, estimated to be $1.4 million, is reflected as deferred revenue as of December 31, 2007. We are also obligated to pay NICC an estimated $3.7 million in quarterly installments at the rate of 6% of the outstanding liquidation preference of the preferred interest. These costs are reflected on the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2007 as a charge to selling, general and administrative expense at a discounted amount of $8.2 million. The deferred revenue will be amortized to revenue ratably over NICC's two-year use of the broadcast commitment.

        During the year ended December 31, 2005, 2006, and 2007, Crown Media United States paid NICC $12.5 million, $18.4 million, and $22.1 million, respectively, related to the company agreement as amended.

13. RHI Entertainment

Film Asset Services Agreement with RHI Entertainment

        The Company had a film asset services agreement with RHI Entertainment (formerly Hallmark Entertainment, LLC), under which RHI Entertainment provided Crown Media Holdings with services related to the administration, distribution and other exploitation of the Company's film assets. In consideration for the services provided by RHI Entertainment, Crown Media Holdings was obligated to pay a service fee of $1.5 million per year, payable in quarterly installments of $375,000. Following the sale of the Company's international operations, the annual fee for these services was reduced to $750,000 per year. The agreement terminated with the sale of the Company's film assets to RHI in December 2006. Crown Media Holdings paid $1.0 million to RHI Entertainment for these services during 2005, $719,000 during 2006, and $0 during 2007.

Program License Agreements with RHI Entertainment Distribution

        Hallmark Entertainment Distribution was owned by Hallmark Cards through Hallmark Card's wholly-owned subsidiary Hallmark Entertainment, LLC, and therefore, was a related party. In January 2006 Hallmark Cards sold its ownership interests in Hallmark Entertainment LLC, and, thus, also

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

13. RHI Entertainment (Continued)

Hallmark Entertainment Distribution, to Hallmark Entertainment's President and certain new investors. Hallmark Entertainment Distribution changed its name to RHI, and Hallmark Entertainment LLC changed its name to RHI Entertainment. As a result, the programming agreement with RHI Entertainment Distribution is currently with a non-related party.

        Crown Media United States has licensed programming for distribution in the United States from RHI Entertainment Distribution, since 1998, most recently under a Second Amended and Restated Program License Agreement dated as of January 1, 2005 ("Second Restated Agreement"). A special committee of the Board of Directors and the entire Board of Directors (with directors affiliated with Hallmark Cards and J.P. Morgan Partners abstaining from the vote) approved the Second Restated Agreement. This Second Restated Agreement expires on December 31, 2008.

        In 2007, the Company licensed from RHI Entertainment Distribution 6 original movies and 3 original mini-series. We have exclusive rights to these original movies and mini-series during a three year first exhibition window (the window is five years for certain holiday-themed movies). We may exhibit these original movies and mini-series in any television media in the United States, its territories and possessions (together with Puerto Rico), including pay-per-view and high definition television. We may also sublicense its exhibition rights in any television media regarding the original and other movies and mini-series covered by the agreement to third parties, subject to the reasonable consent of RHI Entertainment Distribution. To the extent that the license fees received from such sublicenses exceed the license fees that Crown Media United States paid to RHI Entertainment Distribution for the same programming, Crown Media United States must pay half of such excess amounts to RHI Entertainment Distribution. Also in 2007, the Company modified existing first exhibition windows and exercised its option to license second exhibition windows for certain original movies that were previously produced and licensed under the Second Restated Agreement. Starting in 2008, the Company no longer has any obligation to license original movies from RHI Entertainment. The license fee payable for the original movies produced in 2005 is $1,600,000 per movie; in 2006 is $1,680,000 per movie and in 2007 is $1,764,000 per movie. If the movies are produced for the Hallmark Channel's "Mystery Movie" series, the license fees are increased by $200,000 and if they are holiday-themed movies, the license fees are increased by $100,000. The license fees for mini-series produced in 2005 are $800,000 per hour; in 2006 are $840,000 per hour; and in 2007 are $882,000 per hour. Crown Media United States must also share any revenue from video on demand or pay per view exploitation with RHI Entertainment Distribution.

        In addition to the original movies and mini-Series, Crown Media United States has agreed to license from RHI Entertainment Distribution a maximum of 15 "off-network" movies and mini-series in 2006 through 2013. These programs generally will not have been seen on cable television in the United States prior to their exhibition on the Hallmark Channel. The license fees payable for the off-network movies are $268,029 per movie in 2005; $281,420 per movie in 2006; $295,491 per movie in 2007 and $310,266 per movie in 2008 and subsequent years. The license fees payable for the off-network mini-series are $335,024 per hour in 2005; $351,775 per hour in 2006; $369,364 per hour in 2007 and $387,832 per hour in 2008 and subsequent years. Crown Media United States' initial exhibition period for these off-network movies and mini-series is three years and Crown Media United States' exhibition rights are exclusive in all television media in the United States, including Puerto Rico. Crown Media United States' exhibition rights to these off-network movies and mini-series do not, however, include pay per view or video on demand. RHI Entertainment Distribution has an option to

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

13. RHI Entertainment (Continued)

require Crown Media United States to license these off-network movies and mini-series for an additional, consecutive three year period at a cost of 50% of the initial license fee.

        Historically, the original movies and mini-series produced by RHI Entertainment Distribution have been an essential element of the Hallmark Channel's programming schedule and have been the highest-rated programming on the Channel. Crown Media United States is free, however, to acquire original programming from other suppliers. The off-network programming and older library programming acquired from RHI Entertainment Distribution have also been a critical part of the Hallmark Channel and Hallmark Movie Channel programming lineups.

        Crown Media United States sub-licensed $1.5 million during the year ended December 31, 2005, none of which was due to RHI Entertainment Distribution as there was no excess over the license fee. Crown Media United States sub-licensed $409,000 during the year ended December 31, 2006, none of which was due to RHI Entertainment Distribution as there was no excess over the license fee. Crown Media United States did not sub-license any licensed program to a third party during the year ended December 31, 2007.

        Programming costs related to the RHI Entertainment Distribution program agreements were $30.1 million, $46.5 million and $63.0 million for the years ended December 31, 2005, 2006 and 2007, respectively. As of December 31, 2006 and 2007, $18.4 million and $21.4 million, respectively, are included in license fees payable to non-affiliates on the accompanying consolidated balance sheets. Crown Media Holdings paid RHI Entertainment Distribution $93.4 million, $51.1 million and $42.5 million for license fees in 2005, 2006 and 2007, respectively.

14. Stockholders' Equity

        The Company's authorized capital stock continues to consist of 200,000,000 shares of Class A common stock, 120,000,000 shares of Class B common stock, and 10,000,000 shares of preferred stock, all $0.01 par value per share. The Company has not issued any shares of preferred stock. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Shares of Class B common stock are generally automatically convertible into Class A common stock upon sale or other transfer by the selling stockholder. In addition, each share of Class B common stock entitles the holder to 10 votes on all voting matters submitted to the Company's stockholders. In contrast, each share of Class A common stock entitles the holder to one vote. Otherwise, shares of Class A common stock and shares of Class B common stock are identical.

        At December 31, 2007, Hallmark Entertainment Investment Company controlled 100% of the outstanding shares of Class B common stock. As a result of its combined control of Class A and Class B shares, Hallmark Entertainment Investment Company possessed approximately 95.8% of the voting power of outstanding shares at December 31, 2007.

        The Company has not paid any cash dividends on its common stock since inception. The Company anticipates that it will retain all of its earnings, if any, in the foreseeable future to finance the continued growth and expansion of its business. The Company has no current intention to pay cash dividends. Its bank credit facility also prohibits its declaring or paying any cash dividends.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

15. Income Taxes

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

        On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the "tax sharing agreement"). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future federal tax losses, which may be generated by Crown Media Holdings. Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return. These benefits are estimated and paid 75% in cash on a quarterly basis. Except as discussed below, the balance will be paid only upon Crown Media Holdings becoming a federal taxpayer. An annual true-up calculation is completed within 15 days after Hallmark Cards files its consolidated federal income tax return for the year. Pursuant to the true-up calculation, Crown Media Holdings is obligated to reimburse Hallmark Cards the amount that any estimated payments have exceeded the actual benefit realized by Hallmark Cards and Hallmark Cards is obligated to pay Crown Media Holdings the amount that any actual benefit exceeds the estimated payments. Under the tax sharing agreement, at Hallmark Cards' option, the non-interest bearing balance of the 25% in federal tax benefits may be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets.

        During 2005, Hallmark Cards used $30.0 million of the approximately $45.7 million balance of this 25% balance to offset intercompany debt. During 2006, Hallmark Cards used $18.0 million of the approximately $18.0 million balance of this 25% balance to reduce the principal amount due under the March 21, 2006, promissory note with Hallmark Entertainment Holdings. During 2007, Hallmark Cards used $12.2 million, due to the Company under the tax sharing agreement to reduce the principal and interest amount due under the Tax Note.

        Hallmark Cards expects to use approximately $143.2 million of the Company's 2007 tax losses in 2007 and has used approximately $727.7 million (including the approximately $143.2 million generated in 2007) of Crown Media Holdings tax losses since entering into the tax sharing agreement. Pursuant to the tax sharing agreement, the Company received $56.1 million (including the $30.0 million offset to intercompany debt during 2005), $30.0 million (including the $18.0 million offset to intercompany debt during 2006), $12.2 million offset to the Tax Note during 2007 under the tax sharing agreement during 2005, 2006, and 2007, respectively. These receipts have been recorded as an addition to paid-in capital. The Company has recorded a deferred tax asset of $55.8 million related to the taxable loss generated during the year ended December 31, 2007, which has been included in the net operating loss component of deferred tax assets in the table below. The Company has recorded a deferred tax asset of $616.8 million related to the cumulative losses generated. The entire amount of the Company's net deferred tax assets have been offset with a valuation allowance. During 2007, the valuation allowance

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

15. Income Taxes (Continued)

changed by $63.4 million. The Company may ultimately reverse the valuation allowance and record a tax benefit if it is determined, more likely than not, that the Company could realize the tax benefit if it were treated as a stand-alone taxpayer.

        Based on the Tax Sharing Agreement, the Company may ultimately owe Hallmark Cards for its share of the consolidated federal tax liability. Such payments would be treated as a reduction to paid-in capital to the extent of amounts previously received under the Tax Sharing Agreement.

        Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark or Hallmark Entertainment Holdings. Consequently, Hallmark Entertainment Holdings and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Entertainment Holdings and Crown Media Holdings file consolidated, combined or unitary state tax returns. Crown Media Holdings makes tax-sharing payments to (or receives payments from) Hallmark Entertainment Holdings equal to the taxes (or tax refunds) that Crown Media Holdings would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on Crown Media Holdings' taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.

        The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,
	2005	2006	2007
	(In thousands)
Taxes computed at 35%	$(75,438)	$(135,941)	$(55,701)
Other	2,222	219	601
Increase in federal valuation allowance	73,216	135,722	55,100

Income tax provision	$—	$—	$—

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

15. Income Taxes (Continued)

        The components of Crown Media Holdings' deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2006	2007
	(In thousands)
Deferred tax assets:
Deferred revenue	$—	$546
Bad debt reserve	96	94
Accrued compensation	3,279	3,910
Net operating loss	558,108	616,750
Depreciation	7,246	6,388
Other	18,293	19,736
Valuation allowance	(579,690)	(643,042)

Total deferred tax assets	7,332	4,382
Deferred tax liabilities:
Program license fees	(4,011)	(1,921)
Other	(3,321)	(2,461)

Total deferred tax liabilities	(7,332)	(4,382)

Net deferred taxes	$—	$—

        As of December 31, 2007, the Company's cumulative federal and state net tax operating losses were approximately $1.6 billion. Of this amount, approximately $853.7 million has not been utilized by Hallmark Cards in its consolidated returns and will expire beginning in 2020 through 2026.

Accounting for Uncertainty in Income Taxes

        The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining a tax position is at least more likely than not, then the tax position is warranted and recognition should be at the highest amount which is greater than 50% likely of being realized upon ultimate settlement. As of the date of adoption of FIN 48 and at December 31, 2007, the total amount of unrecognized tax benefits for uncertain tax positions was $0. As a result of the implementation of FIN 48, the Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

15. Income Taxes (Continued)

        A reconciliation of the unrecognized tax benefits for the year ended December 31, 2007, is as follows:

Balance as of January 1, 2007	$0
Increase and decrease in prior year tax positions	—
Increases and decrease for current year tax positions	—
Settlements	—
Reductions related to expirations of statute of limitations	—

Balance as of December 31, 2007	$0

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption and on December 31, 2007, we have no accrued interest related to uncertain tax positions.

        By virtue of its inclusion in Hallmark Cards consolidated tax returns, the Company is subject to examination by the Internal Revenue Service for periods subsequent to March 10, 2003. Further, net operating loss carryforwards ("NOL's") are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company is subject to examination for NOL's generated prior to March 11, 2003 if and when such NOL's are utilized in future tax returns.

        The Company files state tax returns in major jurisdictions such as California, Colorado and New York, and has also been included in the combined state tax returns of Hallmark or Hallmark Entertainment Holdings, Inc. The state returns are generally subject to examination for years after 2002.

16. Fair Value

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2006 and 2007. The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2006		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Senior secured note to HC Crown,
including accrued interest	$562,167	$479,817	$621,266	$560,300
Company obligated mandatorily redeemable preferred interest	16,483	16,888	18,690	18,308

        The carrying amounts shown in the table are included on the accompanying consolidated balance sheets under the indicated captions. The valuation is dependent upon the future pre-tax income of Crown Media United States since the Company is only obligated to make payments on the instrument

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

16. Fair Value (Continued)

within 60 days after the end of any fiscal year in which pre-tax income is generated by Crown Media United States with the remaining preferred liquidation preference payable in full on December 31, 2010.

        The Company estimates the fair value of the senior secured note to HC Crown on a quarterly basis. The Company estimated the fair value of the senior secured note to HC Crown by determining the discounted value of future cash flows, based upon a borrowing rate of 13.5%, which is estimated to be the current market interest rate for a debt instrument with similar terms.

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

17. Share-Based Compensation

        Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the "Plan"). The Plan covers three types of share-based compensation: Stock Options, Restricted Stock Units ("RSU") and Share Appreciation Rights ("SAR") that are subject to SFAS 123R commencing on January 1, 2006. Before implementation of SFAS 123R, Crown Media Holdings accounted for the stock option component of the Plan under APB 25, under which compensation cost approximated $116,000 for the year ended December 31, 2005. Compensation cost for stock options issued to employees represented the excess of the quoted market price of the Company's stock at the measurement date of the grant over the exercise price of the option.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

17. Share-Based Compensation (Continued)

        The Company recorded a $3.1 million compensation benefit related to restricted stock units and $11,000 compensation expense related to stock options for the year ended December 31, 2006, on our consolidated statement of operations as a component of selling, general and administrative expense.

        The Company recorded $8.5 million and $4.6 million of compensation expense associated with the Employment and Performance RSUs during the years ended December 31, 2005 and 2007 respectively, which have been included in selling, general and administrative expense on the accompanying consolidated statements of operations

        As of December 31, 2006 and 2007, there was no unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to our employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

        There were no stock option grants in 2006 and 2007. In December 2005, the Company modified a stock option agreement covering vested stock options with a former employee. The modified terms included an extension of the expiration date from December 31, 2005, to February 28, 2007, and an extension of the related stock option exercise dates to January 1, 2007, through February 28, 2007.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

17. Share-Based Compensation (Continued)

        A summary of the status of the Company's Stock Option Plan at December 31, 2006 and 2007, and changes during the years then ended is presented below:

	Shares (in thousands)	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2006	810		$10.24	2.09	$0.00
Options cancelled	(454)	$8.94-16.38	$9.12

Balance, December 31, 2007	356		$11.68	3.37	$0.00

Exercisable	356		$11.68	3.37	$0.00

        The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007, was $338,000, $0, and $0, respectively.

  General Restricted Stock Unit Information

        The Company's restricted stock units ("RSUs") vest based on employment, performance and market conditions. Certain RSUs vest either in one-third increments on the anniversary of the grant date in each of the three years following the grant or all at one time on the third year anniversary of the grant date, in both cases based on continuing employment ("Employment RSUs"). Other RSUs vest on the third anniversary date of the grant date, provided that the price of the Company's Class A common stock is at least $14 or higher on that date ("Performance RSUs").

        The Company's RSUs are settled in either common stock or cash as determined by the Company's Board of Directors. The Company has historically settled the RSUs in cash, and considering such past practices, has classified its RSUs as liability awards for accounting purposes.

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

        The following table shows the cash settlements for each of the following years ending December 31:

Settlement Amount
(in thousands)
2005	$12,864
2006	6,745
2007	1,542

Total	$21,151

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

17. Share-Based Compensation (Continued)

        Additionally, in December 2007, one Board of Director passed away, and the Company settled vested RSUs for approximately $35,000 in cash in January 2008.

        In August 2005, the Company's Board of Directors approved an additional grant of 828,000 Employment and Performance RSUs to employees. The Employment RSUs, which constitute 50% of the award granted in 2005, vest in equal one-third installments over the next three years on the anniversary of the grant date each year. The Performance RSUs, constituting 50% of the award granted in 2005, vest on the 3rd anniversary of the grant date, provided that the price of the Crown common stock is $14 or higher on that date.

        In August 2005, the Company's Board of Directors approved an additional grant to one executive of 115,000 RSUs ("CEO Grant"). The Employment RSUs, which constitute 50% of the award granted in 2005, vested in equal one-third installments on dates which were three months, six months and nine months, respectively, after the grant date. The Performance RSUs, constituting the remaining 50% of the award granted in 2005, have lapsed without vesting.

        In August 2005, the Company's Board of Directors approved a grant to those Directors who were not employees of the Company or of Hallmark Cards or its affiliated companies, a total of 31,570 RSUs. The RSUs vest in equal one-third installments over three years on the anniversary of the grant dates each year.

        In August 2006, the Company's Board of Directors approved a grant to those Directors who were not employees of the Company or of Hallmark Cards or its affiliated companies, a total of 71,979 RSUs. The RSUs vest in equal one-third installments over three years on the anniversary of the grant dates each year.

        In August 2006, the Company's Board of Directors approved an additional grant of 1,298,000 Employment and Performance RSUs to the executive officers and other employees. The Employment RSUs and the Performance RSUs constitute 35% and 65% of the grant, respectively. The Employment RSUs will vest and be settled in stock or cash on August 17, 2009, the third anniversary of the grant date, provided the individual holding the RSUs is employed by the Company on that date. Performance RSUs become eligible to vest ("Achieved Performance RSUs"), in the range of 150% (which results in an award of additional Performance RSUs) to 0% of the Performance RSUs, depending upon the successful renewal of specific distributor agreements within certain time periods. Sixty-five percent of the Achieved Performance RSUs will fully vest upon the signing of the renewal agreements. Originally, the Company intended to complete these renewals by November 2007; however, the Company is now projecting completion in April 2008. In a second vesting, 65% to 135% ("the Modifier") of the Achieved Performance RSUs (less the Achieved Performance RSUs previously vested) will vest on December 31, 2008, based upon a formula using subscriber revenue achieved for a specified time period.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

17. Share-Based Compensation (Continued)

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

        Under the 2006 Restricted Stock Units Agreement dated October 3, 2006, the Company granted 200,000 restricted stock units to the Company's CEO. The Employment RSUs constitute 50% of the grant and the Performance RSUs 50%. Each RSU corresponds to a right to receive (at the Company's discretion) one share of Class A common stock or cash in an amount equivalent to the value of one share of Class A common stock at the time of vesting. The Employment RSUs will vest and be settled on the fourth anniversary of the grant date, provided the CEO is employed by the Company on that date, or upon death or disability. Performance RSUs become eligible to vest ("Achieved Performance RSUs"), in the range of 150% (which results in an award of additional Performance RSUs) to 0% of the Performance RSUs, depending upon the successful renewal of specific distributor agreements within certain time periods. Once the final renewal which determines the amount of the Achieved Performance RSUs has occurred, 65% of the Achieved Performance RSUs will vest and be settled. In a second vesting, 65% to 135% (the "Modifier") of the Achieved Performance RSUs (less the Achieved Performance RSUs previously vested) will vest and be settled on December 31, 2008, based upon a formula using subscriber revenue achieved for a specified time period.

        The Company's Compensation Committee has the discretion to increase or decrease the Modifier by 20% and also may extend the deadlines for satisfaction of the vesting conditions in the event that a renewal of the distribution agreements is delayed for factors beyond the control of the Company. If the Company terminates the CEO's employment without cause or the CEO terminates for good reason within 90 days prior to a vesting date for Performance RSUs, the Performance RSUs will vest as though the CEO were still employed by the Company on that vesting date. All RSUs vest immediately upon involuntary termination without cause or termination for good reason if a change in control occurs 90 days prior to or 90 days after such termination.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

17. Share-Based Compensation (Continued)

Beginning in 2006, the Company is applying a forfeiture rate to the RSUs as required by SFAS No. 123R.

Employment RSUs	Units	Weighted-Average Remaining Contractual Term
Outstanding Balance, December 31, 2006	814,967	2.27
Units settled in cash	(193,334)
Units forfeited	(16,983)

Nonvested Balance, December 31, 2007	604,650	1.68

        The closing price of a share of our common stock was $3.63 on December 31, 2006 and $6.50 on December 31, 2007.

Performance RSUs	Units	Weighted-Average Remaining Contractual Term
Outstanding Balance, December 31, 2006	1,304,700	1.25
Units issued	571,578
Units cancelled	(571,578)
Units forfeited	(170,350)

Nonvested Balance, December 31, 2007	1,134,350	0.58

        At December 31, 2005, the 2004 Performance RSUs were valued at $1.61 per unit, the 2005 Performance RSUs were valued at $4.36 per unit, and the chief executive officer Performance RSUs were valued at $1.23 per unit. At December 31, 2006, the 2004 Performance RSUs were valued at $0.00 per unit and the 2005 Performance RSUs were valued at $0.12 per unit. The chief executive officer Performance grant expired in May 2006. At December 31, 2007, the 2005 Performance RSUs were valued at $0.09 per unit. Valuation of these Performance RSU grants is based upon market conditions.

        The following table includes assumptions used to value the Employment and Performance RSUs at December 31, 2007.

2005 Grant
Expected volatility	44.40%
Expected dividends	0
Expected Term (in years)	0.63
Risk-free rate	3.42%

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

17. Share-Based Compensation (Continued)

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

        Under SFAS 123R, the fair value of each 2006 Employment and Performance RSU grant is estimated using the fair value of $3.63 and $6.50 based upon the closing prices of a share of our common stock as of the December 31, 2006 and 2007, reporting dates. Valuation of the 2006 Employment RSUs is based solely on a service condition. Valuation of the 2006 Performance RSUs is based upon a service condition and a performance condition.

        In connection with the adoption of SFAS 123R, we recorded total compensation costs related to RSUs granted under the Plan of $2.1 million as a cumulative catch-up adjustment during the year ended December 31, 2006. Prior to January 1, 2006, the Performance RSUs were not recorded on the Company's financial statements as a liability, as it was not deemed probable that these units would be settled based on the performance of the Company's common stock. Additionally, the Company did not account for forfeitures. Commencing in 2006, the Company established a liability for the fair market value of the Performance RSUs based on an option-pricing model. Further, the Performance RSUs are reviewed quarterly for changes in the fair market value.

        The Company originally intended to complete the signing of the renewal agreements by November 2007, but did not. Since the original performance condition was not achieved in November 2007, the cumulative compensation cost related to the modified award of $2.7 million (assuming vesting will occur under the modified performance condition (all agreements signed by April 2008)), represented

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

17. Share-Based Compensation (Continued)

the modified award's fair value in November 2007. The Company has and will continue to adjust the fair value of this award at each quarterly reporting period until vesting and settlement occurs.

Board of Directors RSUs	Units	Weighted-Average Remaining Contractual Term
Nonvested Balance, December 31, 2006	81,150	2.32
Units issued	40,740
Units vested	(5,820)
Units settled in cash	(32,502)
Units forfeited	(14,179)

Nonvested Balance, December 31, 2007	69,389	2.01

Vested Balance, December 31, 2007	5,820

Chief Executive Officer ("CEO") Share Appreciation Rights Agreement

        Under Share Appreciation Rights Agreement dated October 3, 2006, the Company has agreed to grant stock appreciation rights ("SARs") to the CEO upon occurrence of certain events. The value of each SAR corresponds to the value of one share of Class A common stock and will be settled at the Company's discretion in Class A common stock or cash. SARs will be granted during the term of employment the day after the fair market value of the Company's stock reaches the "threshold price" and stays at the threshold price or higher for 60 consecutive calendar days. SARs will then be granted each time that the fair market value of the Company's stock increases another incremental five dollars over the previous price at which a SAR grant was triggered and stays at such price or higher for 60 consecutive calendar days. Upon the occurrence of each event which triggers a SAR grant, the CEO will be granted that number of SARs with a value equal to 0.8% of the Enterprise Growth as of the grant date divided by the triggering Company stock price. "Enterprise Growth" equals the increase in market capitalization (compared to the market capitalization based on the Start Price or the last price triggering a grant of an SAR), adjusted upward or downward by the amount of debt incurred or paid down since the Start Date or last trigger date, as applicable. "Threshold price" shall mean the average of the fair market value for the 5 business days prior to the date of announcement of the CEO's employment (i.e., October 4, 2006) ("Start Price") plus five dollars.

        In the event of a change in control of the Company, then as of the change in control, (i) if there has been no prior SAR trigger and the change in control price (price of the Company's stock less transaction costs and certain other amounts) exceeds the Start Price, then the CEO shall be granted that number of SARs equal to 0.8% of the Enterprise Growth divided by the change in control price; or (ii) if there has been a previous SAR trigger and the change in control price exceeds the previous SAR trigger, then the CEO shall be granted that number of SARs equal to 0.8% of the Enterprise Growth divided by the change in control price. If the CEO's employment is terminated without cause by the Company or by him for good reason or because of his death or disability, and if a change in control occurs within 90 days after the termination of employment or an agreement that will result in a change of control is executed prior to the termination and the change of control occurs within 180 days after the termination, the CEO will receive a grant of SARs on the basis described above.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

17. Share-Based Compensation (Continued)

        SARs will vest upon the earlier of (i) 3 years of employment after the grant date, (ii) termination of employment without cause by the Company, (iii) termination by the CEO for good reason or (iv) upon a change in control of the Company. The Company at its discretion may settle SARs in cash or in stock.

        The fair value of the CEO's SAR grant is estimated at each reporting date using a Monte Carlo Lattice option pricing model. At December 31, 2006, and the CEO's SARs were valued at $872,616 using the closing price of a share of our common stock on December 31, 2006, of $3.63. Valuation of this SAR grant is based upon market and service conditions. At December 31, 2007, and the CEO's SARs were valued at $4.6 million using the closing price of a share of our common stock on December 31, 2007, of $6.50. Valuation of this SAR grant is based upon market and service conditions. The Company recorded $59,000 and $1.4 million in compensation expense related to SARs for the years ended December 31, 2006 and 2007, respectively, on our consolidated statement of operations as a component of selling, general and administrative expense. The SARs have been recorded in accounts payable and accrued liabilities on the accompanying consolidated balance sheets for the years ended December 31, 2006 and 2007, respectively.

        The following table includes assumptions used to value the SARs at December 31, 2007.

Expected volatility	46.70%
Expected dividends	0
Expected Term (in years)	4.00
Risk-free rate	3.07%
Average Number of SARs granted	341,136

        The following table includes assumptions used to value the SARs at December 31, 2006.

Expected volatility	46.91%
Expected dividends	0
Expected Term (in years)	3.56
Risk-free rate	4.72%
Average Number of SARs granted	240,390

18. Employee Benefits

Benefit Plans

        Crown Media Holdings adopted a 401(k) retirement plan for all of its United States employees effective January 1, 2002. Under the provisions of the Crown Media Employee Savings Plan ("ESP"), any full-time or part-time employee may join the ESP 90 days after his or her employment commences. Employees that qualify for participation can contribute up to 50% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after-tax salary, not to exceed 50% total of combined and pre-tax and after-tax contributions. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents. Crown Media Holdings contributed $392,000, $384,000 and $353,000 for the years ended December 31, 2005, 2006, and 2007, respectively.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

18. Employee Benefits (Continued)

Deferred Compensation Plans

        The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $3.3 million and $2.6 million at December 31, 2006, and 2007, respectively, are included on the accompanying consolidated balance sheets among short and long-term accrued liabilities. The Company suspended this plan for 2006 and no deferrals of employee compensation earned were allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan. The Company reactivated the plan in 2007.

        The Company also sponsors a deferred compensation plan for its Board of Directors. Participants in this plan earn interest on their deferred compensation. Related liabilities of $589,000 and $313,000 at December 31, 2006, and 2007, respectively, are included on the accompanying consolidated balance sheets among short and long-term accrued liabilities. The Company suspended this plan for 2006 and no deferrals of director compensation earned were allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan. The Company reactivated this plan in 2007.

Severance

        In April 2006, the Company terminated approximately 20 employees in conjunction with its cost savings efforts. The Company's severance costs related to these employees were approximately $2.3 million. All amounts were paid during 2006.

19. Commitments and Contingencies

        In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

        SFAS No. 63 requires an entity providing licensed programming to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both gross assets and liabilities of $227.8 million and $218.1 million as of December 31, 2006 and 2007, respectively, related to committed program license fees payable with airing windows which begin subsequent to period-end.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

19. Commitments and Contingencies (Continued)

        Contractual maturities of long-term obligations (excluding future interest) over the next five years are as follows (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Credit facility and interest payable	$69,583	$19,583	$50,000	$—	$—	$—	$—
Company obligated mandatorily redeemable preferred interest(1)	25,000	—	5,000	20,000	—	—	—
Senior secured note to HC Crown, including accrued interest	621,266	—	—	—	621,266	—	—
Note and interest payable to HC Crown	101,360	—	101,360	—	—	—	—
Note and interest payable to Hallmark Cards affiliate	158,753	—	158,753	—	—	—	—
Note and interest payable to Hallmark Cards affiliate	57,868	—	57,868	—	—	—	—
Note and interest payable to Hallmark Cards affiliate	22,075	—	22,075	—	—	—	—
License fees payable to non-affiliates for current and future windows (2)(3)	365,702	120,118	103,480	59,358	40,750	28,020	13,976
License fees payable to affiliates for current and future windows (2)(3)	18,278	11,678	2,250	1,600	1,950	800	—
Obligation to NICC for the repurchase of Class A common stock, extinguished January 2, 2008(4)	32,765	32,765	—	—	—	—	—
Obligations to NICC due to January 2, 2008 Agreement(5)	8,973	3,478	3,295	2,200	—	—	—

Total Contractual Cash Obligations	$1,481,623	$187,622	$504,081	$83,158	$663,966	$28,820	$13,976

(1)
Payments are due within 60 days of the end of each fiscal year through 2009 in which Crown Media United States reports pretax profits exceeding $10.0 million. If Crown Media United States does not earn pretax profits, the company obligated mandatorily redeemable preferred interest is to be redeemed on or before December 31, 2010.

(2)
Includes off-balance sheet commitments.

(3)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(4)
The Company and NICC reached agreement on January 2, 2008 whereby the Company's obligation under the Put Right was immediately extinguished without a cash payment.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

19. Commitments and Contingencies (Continued)

(5)
Pursuant to the January 2, 2008, agreement, the Company will pay NICC $1.3 million on each of January 20, 2008, 2009 and 2010. In addition, the Company will provide NICC with a two-hour program block each Sunday morning during 2008 and 2009 at no cost to NICC. Also, the Company will make 6% quarterly payments based on the outstanding balance of the VISN preferred interest in Crown Media United States.

        In accordance with the Purchase and Sale Agreement dated February 23, 2005, Sparrowhawk Media Limited has made several warranty and indemnity claims against the Company of approximately $2.0 million. The Company has recorded an accrual related to this claim during the years ended December 31, 2006 and 2007, which is included in accounts payable and accrued liabilities. The Company estimated that it may be liable within the range of $500,000 to $1.0 million related to these claims at December 31, 2006, and $250,000 to $750,000 related to these claims at December 31, 2007.

        On July 27, 2007, a lawsuit was brought against Crown Media Holdings, Inc. and our former Chief Financial Officer, William Aliber, in the U.S. District Court for the Northern District of Illinois. The plaintiff, Robert Lieblang, claims to have purchased our common shares on the market from August 31, 2005 to April 13, 2006 and to have sold those shares in April 2006 and in August 2006. The plaintiff alleges that he relied to his detriment on allegedly false and misleading statements by the defendants regarding the possible sale of Crown Media Holdings. We announced the exploration of strategic alternatives including the possibility of selling the Company in August 2005; in April 2006, we announced the termination of an extensive review of strategic alternatives including a possible sale. Plaintiff alleges claims under Section 10(b) of the Securities Exchange Act (and Rule 10b-5), the Illinois Consumer Fraud Act and common law fraud. The complaint seeks compensatory damages of approximately $2.0 million plus interest and $6.0 million in punitive damages. The Company has retained counsel to defend Mr. Aliber and the Company has submitted the claims to an insurer under an insurance policy. The insurer is paying costs of this lawsuit, subject to certain reservations or exclusions. Through December 31, 2007, the Company has incurred legal expense equal to its deductible of $500,000 under its insurance policy. In January, 2008, the court ruled against the defendant's motion to dismiss the lawsuit, although the court's ruling also narrowed the securities law claims to purchases after a certain date in 2006.

        On January 2, 2008, the Company and NICC signed an agreement which immediately extinguished the Put Right and covered other aspects of the Company's relationship with NICC. See Note 12.

20. Segment Reporting

        During 2007, domestic channel operations comprise the Company's sole operating segment. During 2006, the Company's continuing operations comprised domestic channel operations and film distribution. The Company exited the latter segment upon the December 2006 sale of its film assets. The Company has evaluated performance and allocated resources based on the results of these segments as applicable. The key operating performance criteria used in this evaluation include revenue, loss from continuing operations and total assets. The results of operations of our international channel operating segment are not included in the segment reporting for 2005 as such results are classified separately as discontinued operations in the Company's consolidated financial statements (see note 22).

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

20. Segment Reporting (Continued)

        The following tables present the Company's segment information for the periods indicated (in thousands):

2005

	Domestic	Film Distribution	Adjustments		Consolidated
Total revenue	$175,090	$75,926	$(53,632	)(1)	$197,384
Programming costs	(148,565)	(3,708)	31,696	(1)	(120,577)
Amortization of film assets	—	(82,398)	30,779	(1)	(51,619)
Impairment of film assets	—	(25,542)	—		(25,542)
Subscriber acquisition fee amortization expense	(39,314)	—	3,386	(1)	(35,928)
Operating costs	(11,243)	(10,572)	209	(1)	(21,606)
Selling, marketing, general and administrative expenses	(54,303)	(29,490)	—		(83,793)
Loss from continuing operations	(78,335)	(75,784)	12,438		(141,681)
Interest expense	(6,689)	(67,167)	—		(73,856)
Loss from discontinued operations	—	(10,683)	— (2)		(10,683)
Loss on sale of discontinued operations	—	(6,538)	— (2)		(6,538)
Net loss	$(85,024)	$(160,172)	$12,438		$(232,758)

Total assets	$843,512	$430,314	$—		$1,273,826

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

20. Segment Reporting (Continued)

2006

	Domestic	Film Distribution	Adjustments		Consolidated
Total revenue	$199,362	$(12,896)	$14,713	(1)	$201,179
Programming costs	(178,689)	(1,890)	28,386	(1)	(152,193)
Amortization of film assets	—	5,872	(20,611)	(1)	(14,739)
Impairment of film assets	—	(206,216)	(19,616)	(1)	(225,832)
Subscriber acquisition fee amortization expense	(34,430)	—	3,386	(1)	(31,044)
Operating costs	(11,434)	(996)	—		(12,430)
Selling, marketing, general and administrative expenses	(45,769)	(16,878)	—		(62,647)
Gain on sale of film assets	—	8,238	—		8,238

Loss from continuing operations	(70,960)	(224,766)	6,258		(289,468)
Interest expense	(13,848)	(85,087)	—		(98,935)
Gain on sale of discontinued operations	—	1,530	—	(2)	1,530
Cumulative effect of change in accounting principle	—	(2,099)	—		(2,099)

Net loss	$(84,808)	$(310,422)	$6,258		$(388,972)

Total assets	$749,748	$18,035	$—	(3)	$767,783

(1)
Represents elimination of intersegment transactions.

(2)
Represents losses from discontinued operations.

(3)
The film distribution segment assets represent assets held by the holding company.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

21. Quarterly Information (Unaudited)

        The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2006 and 2007.

	Quarters Ended
2006
	3/31	6/30	9/30	12/31	Full Year
Total revenue	$44,973	$50,522	$47,318	$58,366	$201,179
Programming costs	(33,593)	(33,967)	(35,056)	(49,577)	(152,193)
Amortization of film assets	(8,864)	(8,279)	(4,560)	6,964	(14,739)
Impairment of film assets	—	(184,886)	(40,946)	—	(225,832)
Subscriber acquisition fee amortization expense	(7,790)	(7,723)	(7,747)	(7,784)	(31,044)
Operating costs	(4,130)	(3,501)	(2,075)	(2,724)	(12,430)
Selling, marketing, general and administrative expenses	(14,166)	(14,691)	(14,800)	(18,990)	(62,647)
Gain on sale of film assets	—	—	—	8,238	8,238

Loss from operations	(23,570)	(202,525)	(57,866)	(5,507)	(289,468)
Interest expense	(21,703)	(24,913)	(26,461)	(25,858)	(98,935)
Gain (loss) on sale of discontinued operations	162	(8)	(1)	1,377	1,530
Cumulative effect of change in accounting principle	(2,099)	—	—	—	(2,099)

Net loss	$(47,210)	$(227,446)	$(84,328)	$(29,988)	$(388,972)

Net loss per share	$(0.45)	$(2.17)	$(0.80)	$(0.29)	$(3.71)

	Quarters Ended
2007
	3/31	6/30	9/30	12/31	Full Year
Total revenue	$53,572	$55,907	$55,312	$69,573	$234,364
Programming costs	(39,692)	(38,389)	(46,395)	(39,933)	(164,409)
Amortization of film assets	—	521	4,739	—	5,260
Subscriber acquisition fee amortization expense	(7,848)	(7,832)	(7,048)	(8,268)	(30,996)
Operating costs	(3,237)	(2,602)	(3,222)	(3,319)	(12,380)
Selling, marketing, general and
administrative expenses	(18,902)	(18,526)	(15,520)	(29,873)	(82,821)

Loss from operations	(16,107)	(10,921)	(12,134)	(11,820)	(50,982)
Interest expense	(24,101)	(32,741)	(25,743)	(25,579)	(108,164)
Gain (loss) on sale of discontinued operations	—	—	—	114	114

Net loss	$(40,208)	$(43,662)	$(37,877)	$(37,285)	$(159,032)

Net loss per share	$(0.38)	$(0.42)	$(0.36)	$(0.37)	$(1.53)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2005, 2006 and 2007

22. Discontinued Operations

        On April 26, 2005, the Company closed the sale of its international business. The accompanying consolidated statements of operations and cash flows for the year ended December 31, 2005 present the associated results of operations and cash flows of the international assets as "discontinued operations" pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        The net loss from discontinued operations during the year ended December 31, 2005, was comprised of the following:

Years Ending December 31, 2005
(In Thousands)
Revenue	$34,575
Costs and expenses	(42,358)
Interest expense	(2,081)
Income tax provision	(819)

Loss from discontinued operations	$(10,683)

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

        Interest expense includes an allocation of interest related to the Company's bank credit facility that was required to be paid as a result of the sale. The allocation was required by Emerging Issues Task Force ("EITF") Issue No. 87-24, Allocation of Interest to Discontinued Operations. Such interest expense amounted to $1.6 million for the year ended December 31, 2005. Upon receipt of cash from the sale, the Company was required to repay and retire the $100.0 million term loan under the Company's bank credit facility.

23. Subsequent Events

        As more fully described above in Note 12, the Company and NICC signed the Modification Agreement on January 2, 2008 whereby the Company's obligation under the Put Right was immediately extinguished. Additionally, see Notes 9 and 10 for information concerning an amendment to the Company's bank credit facility and the Amended and Restated Waiver Agreement with Hallmark Cards. The Company entered into these documents in March 2008.