Form 10-Q
period 2008-03-31
CROWN MEDIA HOLDINGS INC
filed 2008-05-07
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

if Changed Since Last Report.)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 5, 2008, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

In this Form 10-Q the terms “Crown Media Holdings”and the “Company” refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses including Crown Media United States, LLC (“Crown Media United States”). The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

The name Hallmark and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of March 31,
	2007	2008
ASSETS

Cash and cash equivalents	$1,974	$3,046
Accounts receivable, less allowance for doubtful accounts of $242 and $208, respectively	68,603	68,010
Program license fees — affiliates	166	400
Program license fees — non-affiliates	119,523	112,273
Prepaid and other assets	4,478	4,297
Prepaid program license fee assets	8,361	14,935
Total current assets	203,105	202,961

Program license fees — affiliates	653	2,670
Program license fees — non-affiliates	129,268	119,096
Subscriber acquisition fees, net	3,333	4,419
Property and equipment, net	15,962	15,597
Goodwill	314,033	314,033
Prepaid and other assets	9,887	9,081
Total assets	$676,241	$667,857

See accompanying notes to unaudited condensed consolidated financial statements.

	As of December 31,	As of March 31,
	2007	2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$25,255	$23,530
Audience deficiency reserve liability	15,620	15,451
Accrued restricted stock units	4,609	5,978
License fees payable to affiliates	1,628	3,258
License fees payable to non-affiliates	107,749	101,979
Payables to affiliates	18,951	16,720
Credit facility and interest payable	19,583	26,794
Company obligated mandatorily redeemable preferred interest	—	5,000
Other current liabilities	5,979	4,891
Total current liabilities	199,374	203,601
Accrued liabilities	18,056	16,581
License fees payable to non-affiliates	56,521	48,963
Payables to affiliates	4,041	2,556
Credit facility	50,000	45,000
Note and interest payable to HC Crown	101,360	103,456
Note and interest payable to Hallmark Cards affiliate	57,868	59,062
Senior secured note to HC Crown, including accrued interest	621,266	637,033
Note and interest payable to Hallmark Cards affiliate	158,753	162,030
Note and interest payable to Hallmark Cards	22,075	17,429
Company obligated mandatorily redeemable preferred interest	18,690	14,315
Other liabilities	19,232	18,467
Obligation to NICC for the repurchase of Class A common stock, extinguished without cash on January 2, 2008, per the agreement, $.01 par value; 4,357,066 and 0 shares issued and outstanding as of December 31, 2007 and March 31, 2008, respectively	32,765	—
Total liabilities	1,360,001	1,328,493
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 69,760,588 and 74,117,654 shares issued and outstanding as of December 31, 2007 and March 31, 2008, respectively	698	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2007 and March 31, 2008	307	307
Paid-in capital	1,411,291	1,449,087
Accumulated deficit	(2,096,056)	(2,110,771)
Total stockholders’ deficit	(683,760)	(660,636)
Total liabilities and stockholders’ deficit	$676,241	$667,857

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2008
Revenue:
Subscriber fees	$7,495	$13,853
Advertising	45,850	56,348
Advertising by Hallmark Cards	148	75
Other revenue	79	288
Total revenue, net	53,572	70,564
Cost of Services:
Programming costs
Affiliates	5,562	394
Non-affiliates	34,130	35,011
Subscriber acquisition fee amortization expense	7,848	—
Amortization of capital lease	289	289
Other costs of services	2,948	3,180
Total cost of services	50,777	38,874
Selling, general and administrative expense	14,193	13,461
Marketing expense	4,212	6,398
Depreciation and amortization expense	497	432
(Loss) income from operations before interest expense	(16,107)	11,399
Interest income	388	190
Interest expense	(24,489)	(26,304)
Net loss and comprehensive loss	$(40,208)	$(14,715)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,788	104,740
Net loss per share, basic and diluted	$(0.38)	$(0.14)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,208)	$(14,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,977	36,552
Accretion on company obligated mandatorily redeemable preferred interest	552	626
Provision for allowance for doubtful accounts	330	(34)
Residuals and participations	—	96
Impairment of film asset	—	176
Loss on sale of property and equipment	39	—
Stock-based compensation	1,596	834
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	5,037	627
Additions to program license fees	(43,766)	(20,234)
(Additions) deletions to subscriber acquisition fees	176	(1,750)
(Increase) decrease in prepaid and other assets	(10,163)	(6,116)
Increase (decrease) in accounts payable, accrued and other liabilities	(4,160)	(4,636)
Increase in interest payable	19,377	22,729
Increase (decrease) in subscriber acquisition fees payable	(233)	1,721
Increase (decrease) in license fees payable to affiliates	1,430	1,630
Increase (decrease) in license fees payable to non-affiliates	7,813	(13,329)
Increase (decrease) in payables to affiliates	369	(3,716)
Increase (decrease) in deferred revenue	—	(155)
Net cash (used in) provided by operating activities	(12,834)	306
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(206)	(180)
Payments to buyer of international business	(977)	(1,107)
Net cash used in investing activities.	(1,183)	(1,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility	6,000	18,761
Principal payments on the credit facility	—	(16,530)
Principal payments on capital lease obligations	(162)	(178)
Net cash provided by financing activities	5,838	2,053
Net (decrease) increase in cash and cash equivalents	(8,179)	1,072
Cash and cash equivalents, beginning of period	13,965	1,974
Cash and cash equivalents, end of period	$5,786	$3,046

Supplemental disclosure of cash and non-cash activities:
Interest paid	$2,206	$1,666
Tax sharing payment from Hallmark Cards applied to note payable to Hallmark Cards	$—	$5,075
Reclassification of Redeemable Common Stock to common stock and paid-in capital to	$—	$32,765
Interest payable converted to principal on note payable to Hallmark Card affiliates	$18,778	$24,747

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2008

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

Liquidity

As of March 31, 2008, the Company had $3.0 million in cash and cash equivalents on hand. As of March 31, 2008, the Company had borrowed $71.7 million from the $90.0 million revolving bank credit facility.  In March 2008, the bank credit facility was extended until May 31, 2009, and the committed amount of the facility was reduced to $90.0 million.  This commitment will decrease to $60.0 million on June 30, 2008, and thereafter, to $50.0 million on September 30, 2008, and $45.0 million on March 31, 2009.  The Company will use cash flows from operations to reduce outstanding borrowings under the facility and expects these reductions to be sufficient to maintain outstanding borrowings below the commitment levels throughout the term of the facility. See Note 5.

The Company’s principal sources of funds are cash on hand, cash generated by operations and amounts available under the Company’s revolving bank credit facility through May 31, 2009.  In addition, in March 2008, the Company and Hallmark Cards entered into an Amended and Restated Waiver Agreement which changes the maturity date of three obligations and defers payments under certain obligations.  See Note 6.  Previously, the Company’s tax sharing agreement with Hallmark Cards has also been a source of cash. However, we do not expect to receive or pay any cash related to this agreement in the next twelve months.

The Company expects to continue making investments in programming, marketing and distribution during 2008. However, the Company’s recurring loss situation has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.

The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through May 31, 2009, when combined with the deferral of any required payments on related-party debt and related interest mentioned below, will be sufficient to fund the Company’s operations and meet its liquidity needs through March 31, 2009.  The Company anticipates that its principal uses of cash during the next twelve months will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming, interest and repayment of principal under its bank credit facility and interest under certain notes payable to Hallmark Cards affiliates.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber revenue at or above the amount of such revenue for the quarter ended March 31, 2008, and continuing growth in advertising revenue. A significant decline in the popularity of the Hallmark

Channel, an adverse modification to any of the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.

The Company will endeavor to extend or refinance the bank credit facility prior to or upon its maturity.  Any such extension or refinancing could require a continuation of a letter of credit from Hallmark Cards in support of the bank credit facility or other steps by the Company and, thus, is not assured.  If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and either (1) the bank draws down on Hallmark Cards’ irrevocable letter of credit or (2) Hallmark Cards purchases the interests of the lending bank, Hallmark Cards would have all obligations and rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time after March 31, 2009, under the terms of the Waiver Agreement described below.

Upon maturity of the credit facility on May 31, 2009, without renewal or replacement, JP Morgan Chase Bank, N.A., will have the right to forego a call on Hallmark Cards’ irrevocable letter of credit and instead initiate foreclosure against the Company’s assets. Such foreclosure proceedings would adversely affect our ability to continue our operations. However, prior to any such possible foreclosure, if the Company had not secured a refunding of the credit facility or alternative financing, the Company would require Hallmark Cards to exercise its option, pursuant to the terms of the Waiver Agreement, to purchase all of the outstanding indebtedness under the credit facility. The credit facility would then be subject to terms of the Waiver Agreement.

Because of the Company’s possible inability to meet its obligations when they come due on March 31, 2009 and later dates in 2009 through December 31, 2009, the Company anticipates that prior to March 2009, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives.

Transactions with NICC

On October 28, 2007, NICC purportedly exercised the Put Right, described below in Note 8, by making formal demand that the Company purchase all of the 4,357,066 shares of Class A common stock owned by NICC.  The Company subsequently informed NICC that exercise of the Put Right constituted a breach of a binding agreement in September 2007 whereby NICC agreed not to exercise the Put Right.

NICC proposed that its purchase demand be settled on January 4, 2008.  If the Company repurchased the shares as requested, the settlement amount would have been $32.8 million, based on the 30-day average closing price from October 8, 2007 through November 16, 2007, inclusive.

As more fully described below in Note 8, the Company and NICC signed the Modification Agreement on January 2, 2008 whereby the Company’s obligation under the Put Right was immediately extinguished.  The Modification Agreement also resolved a related dispute with respect to expiration or survival of a prior provision which would have required the Company to pay NICC $15.0 million upon a change in control of the Company.  Pursuant to the Modification Agreement, the Company will pay NICC a total of $3.8 million in equal installments of $1.3 million on each January 20 of 2008, 2009 and 2010.  In addition, the Company will provide NICC with two-hours of broadcast time each Sunday morning during 2008 and 2009 at no cost to NICC. We estimate the value of the broadcast time to be $1.5 million.  Its discounted value is reflected as deferred revenue as of December 31, 2007 and will be amortized to revenue ratably over NICC’s two year use. The Company is also obligated to pay NICC an estimated $3.7 million in quarterly installments at the rate of 6% of the outstanding liquidation preference of the CMUS preferred interest owned by VISN Management Corp. (“VISN”), a wholly-owned subsidiary of NICC.

Classification of Redeemable Common Stock

At December 31, 2007, the Company classified 4,357,066 shares of Class A common stock and $32.8 million associated with the purported exercise of the Put Right referred to above as redeemable common stock. The shares and related amount were reclassified to common stock and paid-in capital on January 2, 2008, in connection with the NICC Modification Agreement discussed above and in Note 8.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Basis of Presentation

The condensed consolidated financial statements include the consolidated accounts of Crown Media Holdings, including those of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 360,000, and 341,000 stock options for the three months ended March 31, 2007 and 2008, respectively, have been excluded from the calculations of loss per share because their effect would have been anti-dilutive.

The 4,357,066 shares related to NICC’s purported exercise of the Put Right have been excluded from the determination of weighted average shares outstanding through January 1, 2008.

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

Five of our distributors each accounted for more than 10% of our condensed consolidated subscriber revenue for both the three months ended March 31, 2007 and 2008, and together accounted for a total of 92% and 80% of consolidated subscriber revenue for those periods, respectively.  Three and four of our distributors each accounted for more than 15% of our consolidated subscribers for the three months ended March 31, 2007 and 2008, and together accounted for 66% and 76% of our subscribers on those dates, respectively.

Reclassifications

Certain reclassifications have been made to conform the prior period’s financial information to the current presentation.

In December 2007, the Company classified “The Note” as a $2.4 million program license fee – affiliate and the related one month amortization of $40,000 as programming costs – affiliate.  The Company is a co-owner of this film. The Company has reclassified $2.0 million as a film asset and $362,000 as an accounts receivable in the accompanying December 31, 2007, balance sheet.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles that is intended to result in increased consistency and comparability in fair value measurements. SFAS 157 also expands disclosures about fair value measurements, with the intention of improving the quality of information provided to users of financial statements. The standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value.

SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted. In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delays by one year, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment under SFAS 142, Goodwill and Other Intangible Assets, indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142, and long-lived assets measured at fair value for impairment assessment under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the portion of SFAS 157 that has not been delayed by FSP FAS-157-2 as of January 1, 2008, and plans to adopt the balance of its provisions as of January 1, 2009.

The Company does not have balance sheet items carried at fair value on a recurring basis (to which SFAS 157 applies in 2008) such as derivative financial instruments which are valued primarily based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Balance sheet items carried at fair value on a non-recurring basis (to which SFAS 157 will apply in 2009) consist of goodwill, property and equipment, subscriber acquisition fees and the film asset. The adoption of SFAS 157 in 2008 has had no effect on the measurement of the Company’s financial assets and liabilities. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2008 years.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Establishing the Fair Value Option for Financial Assets and Liabilities. The FASB has issued SFAS 159 to permit all entities to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company adopted SFAS 159 effective January 1, 2008.  The Company has not elected to measure eligible financial instruments at fair value. Accordingly, SFAS 159 has had no effect on the Company’s condensed consolidated balance sheets or results of operations.

3. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of March 31,
	2007	2008
	(In thousands)
Subscriber acquisition fees, at cost	$9,837	$10,837
Accumulated amortization	(6,504)	(6,418)
Subscriber acquisition fees, net	$3,333	$4,419

Of the net balance at March 31, 2008, the Company expects $4.4 million will be recognized as a reduction of subscriber fee revenue in future periods.

As of December 31, 2007, and March 31, 2008, the condensed consolidated balance sheets also reflect subscriber acquisition fees payable of $29,000 and $1.8 million, respectively. For the three months ended March 31, 2007 and 2008, the Company made cash payments of $57,000 and $29,000, respectively, relating to current subscriber acquisition fee obligations.

4. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of March 31,
	2007	2008
	(In thousands)
Program license fees—RHI Entertainment Distribution	$244,920	$242,135
Program license fees—NICC	197	180
Program license fees—other affiliates	918	3,267
Program license fees—other non-affiliates	297,816	310,326
Program license fees, at cost	543,851	555,908
Accumulated amortization	(294,241)	(321,469)
Program license fees, net	$249,610	$234,439

At December 31, 2007, and March 31, 2008, $8.4 million and $14.9 million of program license fees were included in prepaid program license fee assets on the accompanying condensed consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the license period.

License fees payable are comprised of the following:

	As of December 31,	As of March 31,
	2007	2008
	(In thousands)
License fees payable—RHI Entertainment Distribution	$21,427	$15,665
License fees payable—NICC	1,078	358
License fees payable—other affiliates	550	2,900
License fees payable—non-affiliates	142,843	135,277
Total license fees payable	165,898	154,200
Less current maturities	(109,377)	(105,237)
Long-term license fees payable	$56,521	$48,963

5. Credit Facility

By Amendment No. 14 in March 2008, the maturity date of the bank credit facility was extended to May 31, 2009.  Under this Amendment, the amounts available under this facility have been, and will continue to be, reduced from $130.0 million as follows:

Date	Revolving Credit Commitment
March 10, 2008	$90,000,000
June 30, 2008	$60,000,000
September 30, 2008	$50,000,000
March 31, 2009	$45,000,000

In connection with Amendment No. 14, JP Morgan Chase Bank became the sole lender under the bank credit facility by acquiring the interests of all other lending banks. Concurrent with the execution of Amendment No. 14, the existing Hallmark Cards’ support letter of credit was reissued by JPMorgan in the face amount of $90.0 million, with an expiration date of June 10, 2009.

The Company had at March 31, 2008, $18.3 million of unused revolving credit capacity. Other than with respect to the scheduled decreases in borrowing capacity described above, the Company’s ability to borrow additional amounts under the credit facility is not limited or restricted.  The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment dated as of March 10, 2008.  The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

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

At December 31, 2007, and March 31, 2008, the Company had outstanding borrowings of $69.5 million and $71.7 million, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2007, $69.5 million of the outstanding balance bore interest at the Eurodollar rate (5.60% at December 31, 2007) and $0 bore interest at the JP Morgan Chase Bank prime rate. At March 31, 2008, $71.7 million of the outstanding balance bore interest at the Eurodollar rate (3.45% at March 31, 2008) and $0 bore interest at the JP Morgan Chase Bank prime rate. Under the credit facility, $1.3 million bore interest at the JP Morgan Chase Bank prime rate (7.25%) for five days during January 2008, $5.8 million bore interest at 7.25% for four days in January 2008, $2.6 million bore interest at 6.50% for six days in January 2008, $362,000 bore interest at 6.00% for six days in January and February 2008, $387,000 bore interest at 6.00% for six days in January and February 2008, $6.8 million bore interest at 6.00% for six days in February 2008, and $1.6 million bore interest at 6.00% for four days in February 2008. Interest expense on borrowings under the credit facility for each of the three months ended March 31, 2007 and 2008, was $1.4 million and $895,000, respectively.

Covenants

The credit facility, as amended, contains affirmative and negative covenants.  The Company’s Annual Report on Form 10-K contains a detailed description of these covenants. The Company was in compliance with these covenants at March 31, 2008.

6. Related Party Long-Term Obligations

Waiver and Standby Purchase Agreement

On March 10, 2008, the Company, Hallmark Cards and affiliates of Hallmark Cards who hold obligations of the Company entered into an Amended and Restated Waiver and Standby Purchase Agreement (the “Waiver Agreement”).  The Waiver Agreement replaces a previous version of the Waiver and Standby Purchase Agreement dated March 21, 2006 as amended through October 2007.  The Waiver Agreement extended to March 31, 2009 the period during which the Hallmark parties will defer the payment of obligations listed below.  The Waiver Agreement from March 2008 also included the following changes:  The annual addition of interest to principal on the obligations described below (except the 10.25% Note continues to add interests semi-annually to the principal); the extension of the maturity dates of three notes (the 2001, 2005 and 2006 notes mentioned below) to December 31, 2009; fixing the interest rate of these three notes to a rate of LIBOR plus 5%, adjusted quarterly; the accrual and addition to principal of interest through November 15, 2008 on these three notes; a requirement to pay interest on these three notes in cash, quarterly commencing November 16, 2008; and a change to the definition of Excess Cash Flow.  As revised, the Waiver Agreement defers all payments due on any of the following obligations and, except as noted above, payment of interest thereon until March 31, 2009, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•                                          Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2007, and March 31, 2008, including accrued interest was $101.4 million and $103.4 million, respectively. See Note and Interest Payable to HC Crown below.)

•                                          $70.0 million note and interest payable to Hallmark Cards affiliate arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2007, and March 31, 2008, including accrued interest was $57.9 million and $59.1 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•                                          10.25% senior secured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown.  (Total amount outstanding at December 31, 2007, and March 31, 2008, including accrued interest was $621.3 million and $637.0 million, respectively. See Senior Secured Note below.)

•                                          Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2007, and March 31, 2008, including accrued interest was $158.8 million and $162.0 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•                                          Note and interest payable to Hallmark Cards in the amount of $33.1 million, dated as of July 27, 2007. (Total amount outstanding at December 31, 2007, and March 31, 2008, including accrued interest was $22.1 million and $17.4 million, respectively. See Tax Note below.)

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

Under the Waiver Agreement, if the bank lender under the bank credit facility accelerates any of the indebtedness under the bank credit facility or seeks to collect any indebtedness under it, the Company may elect to exercise its right to require that Hallmark Cards or its designated subsidiary exercise an option to purchase all the outstanding indebtedness under the bank credit facility as provided in the bank credit facility.  All expenses and fees in connection with this purchase would be added to the principal amount of the credit facility obligations.

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

Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.   “Excess Cash Flow” is defined as 1) the net proceeds of any debt or equity financings; 2) the net cash proceeds from the sale, transfer or release by the Company of assets outside the ordinary course of business; and 3) if positive, the consolidated net cash flow from operations calculated in the same manner (and subject to the same restrictions on selling, general and administrative expenses, capital expenditures and similar items) as “Cash Flow Before Interest, Taxes (including tax sharing payments) and Principal” as set forth in the Crown Media Holdings 2008 budget as approved by the Board of Directors of Crown Media Holdings and provided to the Hallmark parties.  For 2009, the restrictions will be those contained in the 2009 budget to be approved by the Board of Directors of Crown Media Holdings and reasonably acceptable to the Hallmark parties.

Additionally, the Waiver Agreement contains the following covenants:  (1) compliance with obligations in the loan documents for the bank credit facility; (2) execution of additional documents as necessary to implement the waiver agreement; (3) commercially reasonable efforts to refinance the obligations subject to the Waiver Period as listed above; and (4) ratification of the security interests granted to the Hallmark affiliates in personal property of the Company.

Hallmark Letter of Credit

Concurrent with the execution of Amendment No. 14, the existing Hallmark Cards’ support letter of credit was reissued by JPMorgan in the face amount of $90.0 million and with an expiration date of June 10, 2009.

Senior Secured Note

In August 2003, the Company issued a senior note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

In accordance with the Waiver Agreement, cash payments are not required until March 31, 2009. The principal amount of the senior secured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007.  From that date, interest at 10.25% per annum was scheduled to be payable semi-annually on the accreted value of the senior note to HC Crown, but now interest accrued after March 31, 2009, will be payable semi-annually in arrears on August 5 and February 5 of each year until maturity.  The note matures on August 5, 2011, and is pre-payable without penalty. At December 31, 2007, and March 31, 2008, $621.3 million and $637.0 million, respectively, of principal and interest were included in the senior note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior note contains certain restrictive covenants which, among other things, prevent the Company from incurring any additional indebtedness, purchasing or otherwise acquiring shares of the Company’s stock, investing in other parties and incurring liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown.  Due to the Waiver Agreement, the note and related interest are not due until December 31, 2009. This note is subordinate to the bank credit facility. The rate of interest under this note was equal to LIBOR plus three percent and is currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement. At December 31, 2007, and March 31, 2008, borrowings under the note were $93.5 million and $101.3 million, respectively. Accrued interest on the note of $7.9 million and $2.1 million are included in note and interest payable to HC Crown on the accompanying consolidated balance sheets as of December 31, 2007, and March 31, 2008, respectively. At December 31, 2007, $93.5 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At March 31, 2008, $101.3 million of the outstanding balance bore interest at the Eurodollar rates of 9.68%. At December 31, 2007, and March 31, 2008, $101.4 million and $103.4 million, respectively, are each reported as note and interest payable to HC Crown on the accompanying consolidated balance sheets.

Note and Interest Payable to Hallmark Cards Affiliate

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note.  The rate of interest under this note was equal to LIBOR plus three percent and is currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement. Pursuant to the Waiver Agreement, the promissory note is payable in full on December 31, 2009.  At December 31, 2007, and March 31, 2008, borrowings under the note were $146.4 million and $158.7 million, respectively. Accrued interest on the note of $12.4 million and $3.3 million is included in note and interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheets as of December 31, 2007, and March 31, 2008, respectively. At December 31, 2007, $146.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At March 31, 2008, $158.7 million of the outstanding balance bore interest at the Eurodollar rates of 9.68%. At December 31, 2007, and March 31, 2008, $158.8 million and $162.0 million, respectively, are each reported as note and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheets.

Note and Interest Payable to Hallmark Cards Affiliate

On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note. The rate of interest under this note was equal to LIBOR plus three percent and is currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement. Pursuant to the Waiver Agreement, the promissory note is payable in full on December 31, 2009. At December 31, 2007, and March 31, 2008, borrowings under the note were $53.4 million and $57.9 million, respectively. Accrued interest on the note of $4.5 million and $1.2 million is included in note and interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet as of December 31, 2007, and March 31, 2008, respectively. At December 31, 2007, $53.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%.  At March 31, 2008, $57.9 million of the outstanding balance bore interest at the Eurodollar rates of 9.68%.  At December 31, 2007, and March 31, 2008, $57.9 million and $59.1 million, respectively, are each reported as note and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheet.

Note and Interest Payable to Hallmark Cards

On July 27, 2007, the Company replaced a payable to Hallmark Cards under the Tax Sharing Agreement with a $33.1 million promissory note payable to Hallmark Cards due in July 2009 with interest at LIBOR plus 3% per annum (the “Tax Note”).  The Tax Note may be prepaid in whole or in part with no penalty.  The Company is not required to make any cash payments prior to maturity. Until the Tax Note and related interest is paid in full, Hallmark Cards will offset any future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then against the unpaid principal balance. In September 2007, Hallmark Cards offset $6.5 million against $508,000 of accrued and unpaid interest and $6.0 million of unpaid principal. Additionally, in September 2007, the Company recorded an additional $85,000 charge to interest expense related to the receipt of an invoice for the actual amount owed in regard to the return of tax benefits under the Tax Sharing Agreement as described above. In December 2007, Hallmark Cards offset $5.7 million against $571,000 of accrued and unpaid interest and $5.1 million of unpaid principal. In March 2008, Hallmark Cards offset $5.1 million against $429,000 of accrued and unpaid interest and $4.6 million of unpaid principal.

At December 31, 2007, and March 31, 2008, interest was paid to the respective balance sheet dates. At December 31, 2007, $22.1 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%.  At March 31, 2008, $17.4 million of the outstanding balance bore interest at the Eurodollar rates of 7.68%.  At December 31, 2007, and March 31, 2008, borrowings under the note were $22.1 million and $17.4 million, respectively, and are each reported as note and interest payable to Hallmark Cards in the accompanying consolidated balance sheets.

The Tax Note and any payment thereunder are subordinated to the bank credit facility extended to the Company by JP Morgan Chase Bank.

Interest Paid to HC Crown

Interest expense paid to HC Crown was $453,000 for the three months ended March 31, 2007, and $390,000 for the three months ended March 31, 2008. Prior to Amendments No. 8 and No. 10 to the Company’s credit facility, such amounts would have been paid to the bank syndicate.

Related Party Long-Term Obligations

The aggregate maturies of related party long-term debt for each of the five years subsequent to March 31, 2008, are as follows:

	Payments Due by Period
	Total	2008	2009	2010	2011	2012
	(In thousands)
Note and interest payable to HC Crown, with principal due December 31, 2009	$103,456	$—	$103,456	$—	$—	$—
10.25 % Senior secured note to HC Crown, including accrued interest, due August 5, 2011	637,033	—	—	—	637,033	—
Note and interest payable to Hallmark Cards affiliate with principal due December 31, 2009	162,030	—	162,030	—	—	—
Note and interest payable to Hallmark Cards affiliate with principal due December 31, 2009	59,062	—	59,062	—	—	—
Note and interest payable to Hallmark Cards due July 27, 2009	17,429	—	17,429	—	—	—
	$979,010	$—	$341,977	$—	$637,033	$—

7. Related Party Transactions

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

The Company received $0 and $5.1 million (including the $5.1 million offset against the Tax Note during the first quarter of 2008) under the Tax Sharing Agreement during three months ended March 31, 2007 and 2008, respectively. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements are recorded as an addition to paid-in capital in the accompanying consolidated statements of stockholders’ equity (deficit).

Accounting for Uncertainty in Income Taxes

Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), if the probability for sustaining a tax position is at least more likely than not, then the tax position is warranted and recognition should be at the highest amount which is greater than 50% likely of being realized upon ultimate settlement. At March 31, 2008, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of the date of adoption and on March 31, 2008, we have no accrued interest related to uncertain tax positions.

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

Services Agreement with Hallmark Cards

The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for additional years through January 1, 2009.  Under the agreement, Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services.  Under the agreement, the Company agreed to pay Hallmark Cards $546,000 in 2007 and $541,000 in 2008 for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. However, the Company has not paid these amounts with concurrence of Hallmark Cards.

For the year ended December 31, 2007, Crown Media Holdings had accrued $546,000 under the agreement. For the three months ended March 31, 2008, the Company has accrued $135,000 under the agreement. At December 31, 2007, and March 31, 2008, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $13.3 million and $13.6 million, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. At December 31, 2007, and March 31, 2008, out-of-pocket expenses and third party fees were $1.2 million and $175,000, respectively.

“Hallmark Hall of Fame” Programming License Agreement

In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, Inc. to license 58 “Hallmark Hall of Fame” movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Hallmark Channel and Hallmark Movie Channel.  These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability.  This agreement makes the Hallmark Channel and Hallmark Movie Channel the exclusive home for these movies.  The total license fee for these movies is $17.2 million and is payable in equal monthly installments over its 10 year exhibition window.

The Company aired one title during 2007 and has recorded $550,000 as a license fee payable to affiliate related to this title. Windows opened for additional titles in the amount of $2.4 million during the three months ending March 31, 2008.

8. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

VISN owns a $25.0 million company obligated mandatorily redeemable preferred membership interest in Crown Media United States (the “preferred interest”) issued in connection with an investment by the Company in Crown Media United States. On November 13, 1998, the Company, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States (the “company agreement”), which agreement was further amended on February 22, 2001, January 1, 2002, March 5, 2003, January 1, 2004, November 15, 2004 and December 1, 2005 (the “December 2005 NICC Settlement Agreement”).

Under the company agreement, the members agreed that if during any year ending after January 1, 2005 and on or prior to December 31, 2009, Crown Media United States has Federal taxable income (with possible adjustments) in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of: (i) such excess Federal taxable income; (ii) $5.0 million; or (iii) the amount equal to the preferred liquidation preference on the date of redemption.  Crown Media United States may voluntarily redeem the preferred interest at any time; however, it is obligated to do so no later than December 31, 2010. Due to the mandatory redemption provision of the preferred interest, on July 1, 2003, the preferred interest was remeasured at fair value and reclassified to non-current liabilities in accordance with the provisions of Statement of Financial Accounting Standards  No. 150: Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (as amended) (“SFAS 150”). The Company has classified $5.0 million as a current liability in the condensed consolidated balance sheet, as management believes that Crown Media United States will have Federal taxable income for the year ended December 31, 2008.

The December 2005 NICC Settlement Agreement provided that in the event there was a change in control of Crown Media Holdings prior to the December 31, 2007, expiration of the NICC Agreement, the Company was required to immediately pay NICC (1) $15.0 million (the “Termination Payment”) (2) any remaining portions of the payments for the non-dramatic specials and the “made for television” movie development and (3) the deferred payments. Also, it provided that the Hallmark Channel would be obligated to continue to broadcast and pay for the Sunday “New Morning with Naomi Judd” and weekday “New Morning” series and the Sunday morning programming block for an additional six months following the change in control, after which all funding and broadcast obligations to NICC would cease. Also, under the December 2005 NICC Settlement Agreement, Crown Media Holdings would be required to redeem the Preferred Interest for $25.0 million plus accrued interest at LIBOR from November 27, 2005.  In September 2007 NICC advised the Company that it believed that, if there were no prior sale of the Channel, the Termination Payment provision would survive the December 31, 2007 expiration of the December 2005 NICC Settlement Agreement.  The Company believed that the Termination Payment provision expired on December 31, 2007.

The December 2005 NICC Settlement Agreement also granted NICC a conditional right to require the Company to repurchase all of the shares of the Company’s Class A common stock then owned by NICC (the “Put Right”).  There having been no change in control of the Company, on July 1, 2007, NICC and the Company

commenced a required 60-day negotiating period regarding continuation of the programming commitments.  This 60-day period expired August 29, 2007, without agreement between the parties. As a result, the Put Right became contractually exercisable on August 30, 2007, with a November 1, 2007, expiration. However, the Company believes that in September 2007 it reached a binding agreement with NICC, under which NICC agreed it would not exercise the Put Right.

NICC purportedly exercised the Put Right by written notice on October 28, 2007 and proposed that the purchase be settled on January 4, 2008.  The determination or resolution of whether cash would be used to satisfy the Put Right was beyond the sole control of the Company.  Therefore, in accordance with SFAS 150, the accompanying consolidated balance sheet as of December 31, 2007 reflects a liability of $32.8 million for the pending repurchase of Company shares owned by NICC.  Such amount reflects the 30-day average closing price of the Company’s Class A common stock from October 8, 2007 through November 16, 2007, inclusive, as specified in the NICC Agreement with respect to exercise of the Put Right.

On January 2, 2008, the Company and NICC resolved the disputes discussed above and signed an agreement (the “Modification Agreement”) which, among other things, immediately extinguished the Put Right and the Company’s pending obligation.  In addition, the Modification Agreement also settled the dispute with respect to whether the Termination Payment provision expired with, or survived, the December 31, 2007 expiration of the December 2005 NICC Settlement Agreement. We agreed to pay NICC $3.8 million in three equal installments payable each January 20 of 2008, 2009 and 2010.  We also agreed to provide NICC a two-hour broadcast period granted each Sunday morning during the two year period ending December 31, 2009.  The discounted value of the broadcast period, estimated to be $1.4 million, is reflected as deferred revenue as of December 31, 2007. We are also obligated to pay NICC an estimated $3.7 million in quarterly installments at the rate of 6% of the outstanding liquidation preference of the preferred interest.  These costs are reflected on the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2007 as a charge to selling, general and administrative expense at a discounted amount of $8.2 million.  The deferred revenue will be amortized to revenue ratably over NICC’s two-year use of the broadcast commitment.

During the three months ended March 31, 2007, and 2008, Crown Media United States paid NICC $7.3 million and $4.9 million, respectively, related to the company agreement as amended.

9.  RHI Entertainment

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

Programming costs related to the RHI Entertainment Distribution program agreements were $14.8 million and $17.2 million for the three months ended March 31, 2007 and 2008, respectively. As of December 31, 2007, and March 31, 2008, $21.4 million and $15.7 million, respectively, are included in license fees payable to non-affiliates on the accompanying consolidated balance sheets. Crown Media Holdings paid RHI Entertainment $21.1 million and $6.9 million for license fees during the three months ended March 31, 2007 and 2008, respectively.

10. Share-Based Compensation

The Company recorded $1.4 million of compensation expense associated with the Employment and Performance RSUs during each of the three month periods ended March 31, 2007 and 2008, and has included such amounts in selling, general and administrative expense on the accompanying consolidated statements of operations

The Company issued cash settlements of $1.5 million during the year ended December 31, 2007. Additionally, following the December 2007 death of one of the members of the Company’s Board of Directors, the Company settled 5,820 vested RSUs for approximately $35,000 in cash in January 2008.

Sixty-five percent of the Achieved Performance RSUs (that portion of the Performance RSUs that were earned based on meeting the plan’s performance criteria – “Achieved Performance RSUs”) granted in 2006 became fully vested in March 2008 after all major distribution agreements were renewed. In a second vesting, 65% to 135% (“the Modifier”) of the Achieved Performance RSUs (less the Achieved Performance RSUs previously vested) will vest on December 31, 2008, based upon a formula using subscriber revenue achieved for a specified time period.

 The Compensation Committee of the Board of Directors has the discretion to increase or decrease the Modifier by 20% and also may extend the deadlines for satisfaction of the vesting conditions.  In order to be eligible for vesting and settlement of the Achieved Performance RSUs, the individual holding them must either be employed at the time of the first vesting or have been terminated without cause within 90 days of a vesting date.

The Company originally intended to complete the signing of the renewal agreements by November 2007, but did not.  Since the original performance condition was not achieved in November 2007, the cumulative compensation cost related to the modified award of $2.7 million (assuming vesting will occur under the modified performance condition (all agreements were signed by April 2008)), represented the modified award’s fair value in November 2007. The Company has and will continue to adjust the fair value of this award at each quarterly reporting period until vesting and settlement occurs.

On March 13, 2008, the Compensation Committee determined that the first vesting of the 2006 Performance RSUs would be paid out in accordance with the vesting criteria as if all the major distribution agreements had been renewed prior to each agreement’s expiration date, and accordingly, 100% of the first vesting of the Performance RSUs were deemed Achieved Performance RSUs.  The Company adjusted its liability to the actual settlement amount during the three months ended March 31, 2008. The settlement of 571,578 vested units valued at approximately $3.2 million was paid on April 4, 2008.

At December 31, 2007, the CEO’s SARs were valued at $4.6 million using the closing price of a share of our common stock on December 31, 2007, of $6.50. At March 31, 2008, the CEO’s SARs were valued at $2.3 million using the closing price of a share of our common stock on March 31, 2008, of $5.17. The Company recorded $236,000 in compensation expense and $570,000 in compensation benefit related to SARs for the three months ended March 31, 2007 and 2008, respectively, on our consolidated statement of operations as a component of selling, general and administrative expense.  The SARs have been recorded in accounts payable and accrued liabilities on the accompanying consolidated balance sheets at December 31, 2007, and March 31, 2008, respectively.

11. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

In accordance with the Purchase and Sale Agreement dated February 23, 2005, Sparrowhawk Media Limited has made several warranty and indemnity claims against the Company of approximately $2.0 million. At both December 31, 2007, and March 31, 2008, accounts payable and accrued liabilities include an accrual commensurate with the Company estimate that it may be liable within the range of $250,000 to $750,000.

On July 27, 2007, a lawsuit was brought against Crown Media Holdings, Inc. and our former Chief Financial Officer, William Aliber, in the U.S. District Court for the Northern District of Illinois.  The plaintiff, Robert Lieblang, claims to have purchased our common shares on the market from August 31, 2005 to April 13, 2006 and to have sold those shares in April 2006 and in August 2006.  The plaintiff alleges that he relied to his detriment on allegedly false and misleading statements by the defendants regarding the possible sale of Crown Media Holdings.  We announced the exploration of strategic alternatives including the possibility of selling the Company in August 2005; in April 2006, we announced the termination of an extensive review of strategic alternatives including a possible sale.  Plaintiff alleges claims under Section 10(b) of the Securities Exchange Act (and Rule 10b-5), the Illinois Consumer Fraud Act and common law fraud.  The complaint seeks compensatory damages of approximately $2.0 million plus interest and $6.0 million in punitive damages.  The Company has retained counsel to defend Mr. Aliber and the Company and has submitted the claims to an insurer under an insurance policy. The insurer is paying costs of this lawsuit, subject to certain reservations or exclusions. Through December 31, 2007, the Company has incurred legal expense equal to its deductible of $500,000 under its insurance policy. In January 2008, the court ruled against the defendant’s motion to dismiss the lawsuit, although the court’s ruling also narrowed the securities law claims to purchases after a certain date in 2006.

On January 2, 2008, the Company and NICC signed an agreement which immediately extinguished the Put Right and covered other aspects of the Company’s relationship with NICC.  See Note 8.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Description of Business and Overview

Current Business

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its subsidiary, owns and operates pay television channels (the “Hallmark Channel” and the “Hallmark Movie Channel,” each singularly the “channel” or collectively the “Channels”) dedicated to high-quality entertainment programming for adults and families, in the United States.

With 84.2 million subscribers (as provided by Nielsen Research) in the United States at March 31, 2008, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. For the first quarter of 2008, the Hallmark Channel finished the quarter as the tenth highest rated advertising-supported cable channel for total day ratings and the seventh highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005.  Programming on the Hallmark Movie Channel consists of movies and mini-series. The Hallmark Movie Channel generated advertising revenue in 2007, and as distribution continues to expand, the financial contribution of the Hallmark Movie Channel may grow, including increases in advertising and subscription revenue. The Hallmark Movie Channel is operated through Crown Media Holdings existing infrastructure at a small incremental cost.  In April 2008, we began distributing the Hallmark Movie Channel HD in high definition format, which has resulted in additional costs, but is expected to result in incremental subscriber growth.

Current Challenges and Developments

The Hallmark Channel faces numerous operating challenges. Among them are maintaining and expanding the distribution of the Channels, broadening viewership demographics, increasing viewership ratings, and increasing advertising sales revenue.

Distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. The current and long-term distribution challenges are renewing our distribution arrangements with the multiple system operators as they expire on favorable terms. Our major distribution agreements have terms which expire at various times from December 31, 2008, through, with options to renew, December 2023.

Since January 1, 2007, through the date of this Report, the Company has renewed its agreements with six major distributors, accounting for 87% of our subscriber base at March 31, 2008.  Each renewal agreement has a multi-year term. The March 2007 agreement with EchoStar Communication Corporation provided for a repositioning of the Hallmark Channel on the DISH Network, resulting in an addition of approximately 6.4 million Nielsen subscribers in May 2007. It further provided for carrying the Hallmark Movie Channel on a package of the DISH Network, increasing distribution of that Channel by more than 4.0 million subscribers. In May 2007, we executed a renewal of our distribution agreement with the National Cable Television Cooperative (“NCTC”). Under the terms of the renewal, we continue to be available to NCTC’s 1,100 member companies. In November 2007, we executed a renewal agreement with Comcast Corporation, providing Comcast with rights to distribute the Hallmark Channel, the Hallmark Movie Channel and the Hallmark Movie Channel HD.  In the first quarter of 2008, we renewed distribution agreements with Time Warner Cable and DirecTV for multi-year distribution of the Hallmark Channel. In April 2008, we renewed our distribution agreement with Cablevision Systems, which was the final major distribution agreement which originally expired in 2007. The renewal agreement covers the Hallmark Channel as well as the Standard Definition and High Definition versions of the Hallmark Movie Channel.

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

Domestic telephone companies have entered the business of distributing television channels to households through their wire-lines. We have agreements with several telephone companies and cooperatives of telephone companies, which permit the carriage of the Hallmark Channel and the Hallmark Movie Channel and Hallmark Movie Channel HD, and are negotiating with others.

The universe of cable TV subscribers in the United States is approximately 100 million homes.  The top 30 cable TV networks in the United States have 90 million or more subscribers.  Our goal is to reach 90 million subscribers in the next one to two years.

Three factors have contributed to the ratings of the Hallmark Channel: acquired series and movies, original productions and marketing and promotional efforts. Certain acquired series have consistently delivered strong ratings across all day-parts. Original productions are our most high profile programs and generate the Hallmark Channel’s highest ratings. Their ratings success is of significant help to our distribution and advertising sales teams in selling the Hallmark Channel. Prior to 2007, substantially all of our original programming was provided by RHI Entertainment. In 2007, we began acquiring original programming from a broad range of producers and expect to continue these third party acquisitions in the future. The Company typically incurs additional marketing and promotional expenses surrounding original productions and certain acquired movies.

We sold approximately 50% of the advertising inventory on our Channels in the upfront market (generally sales in June, July and August for the last quarter of 2007 and the first three quarters of 2008), compared to 46%  sold in the 2006 upfront market. We were able to achieve significant increases in our CPMs in the 2007 upfront market compared to the 2006 upfront market. The balance of advertising inventory has been made available in the scatter market, which in the past and in 2007 has yielded higher advertising rates than the upfront market.

Historically, Nielsen cable television ratings were based on viewing of networks’ programming content.  Beginning in the fourth quarter of 2007, Nielsen began measuring and providing performance data based on viewing of commercial content as well as programming content.  The new ratings information also includes data on viewing of program content through digital recording devices (i.e., DVR’s), if that viewing occurs within three days of the program’s air date.  From the beginning of the fourth quarter of 2007 through the first quarter of 2008, we experienced a decrease in viewers of approximately 5% under the new ratings measurement system. We have factored the new rating information into our advertising rates, and at this time we do not expect a significant impact from the new rating information on our net advertising rates.

At March 31, 2008, the Hallmark Movie Channel was distributed to over 5.0 million subscribers, an increase of nearly 174,000 subscribers from December 31, 2007.  This increase in distribution has and will continue to improve the Company’s ability to generate advertising revenue from the Hallmark Movie Channel in 2008, thus, enabling the channel to become a more significant component of the Company’s advertising revenue in 2008.

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

Rates we receive per subscriber vary with changes in the following factors, among others:

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

Advertising

Our advertising rates are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Advertising rates may vary by time of year due to seasonal changes in television viewership. Revenue is recorded net of estimated delivery shortfalls, which are usually settled by providing the advertiser additional advertising time. The remainder of the revenue is recognized as the “make-good” advertising time is consumed.

Cost of Services

Our cost of services consists primarily of the amortization of program license fees; subscriber acquisition fee expense; the cost of signal distribution; administration, distribution and, until we sold our film assets, amortization of and other exploitation of our film assets; and the cost of promotional segments that are aired between programs. We expect cost of services to continue to increase in the future due to the amortization of programming to support our advertising strategy. We expect this increase to be offset in part by a decrease in subscriber acquisition fee expense to zero in 2008, based primarily upon distribution agreements renewed in 2007 and to date in 2008.

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

For further information regarding our critical accounting policies, judgments and estimates, please see the Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report and “Critical Accounting Policies, Judgments and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2007.

Effects of Transactions with Related and Certain Other Parties

In 2008 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a tax sharing agreement, the issuance of four promissory notes and a waiver agreement. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2007. Also, please see Notes 6, 7 and 8 of Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three months ended March 31, 2007 and 2008, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries (except ratings and subscriber information). This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percent Change
	Three Months Ended March 31,		2008 vs.
	2007	2008	2007
Revenue:
Subscriber fees	$7,495	$13,853	85%
Advertising	45,998	56,423	23%
Other revenue	79	288	265%
Total revenue	53,572	70,564	32%
Cost of Services:
Programming costs	39,692	35,405	-11%
Subscriber acquisition fee amortization	7,848	0	-100%
Operating costs	3,237	3,469	7%
Total cost of services	50,777	38,874	-23%
Selling, general and administrative expense	14,690	13,893	-5%
Marketing expense	4,212	6,398	52%
Loss from continuing operations before interest expense	(16,107)	11,399	-171%
Interest expense	(24,101)	(26,114)	8%
Net loss	$(40,208)	$(14,715)	-63%

Other Data:
Net cash (used in) provided by operating activities	$(12,834)	$306	-102%
Capital expenditures	$(206)	$(180)	-13%
Net cash provided by (used in) investing activities	$(1,183)	$(1,287)	9%
Net cash provided by (used in) financing activities	$5,838	$2,053	-65%
Total domestic day household ratings (1)(3)	0.732	0.731	0%
Total domestic primetime household ratings (2)(3)	1.159	1.193	3%
Subscribers at period end	76,240	84,215	10%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period January 1 through March 31.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008

Revenue.  Our revenue from continuing operations, comprised of subscriber fees and advertising, increased 32% to $70.6 million for the three months ended March 31, 2008. Our 85% increase to $13.9 million in subscriber fee revenue for the three months ended March 31, 2008, was a result of contractual rate increases in renewed distribution agreements and reductions in subscriber acquisition fees netted from gross subscriber revenue.  We anticipate that these same factors will result in substantial increases in subscriber fees during the remainder of 2008, compared to the corresponding periods in 2007; subscriber revenue growth beyond 2008 will be limited. Subscriber acquisition fee expense recorded as a reduction of revenue was $982,000 for the three months ended March 31, 2007, and $664,000 for the comparable period in 2008. The number of paying subscribers has increased as a result of previously amended distribution agreements in the United States, which provided for incentives for growth in distribution.

The increase in advertising revenue to $56.4 million for the three months ended March 31, 2008, compared to $46.0 million for the three months ended March 31, 2007, reflects the growth in domestic subscribers and an increase in advertising rates. Generally, as we have expanded our domestic subscribers and provided higher rated programming, our advertising revenue has increased. The number of advertisers was 438 at March 31, 2008, as compared to 439 at March 31, 2007.

Among the 73 ad-supported cable channels in the United States market, the Hallmark Channel ranked tenth in total day with a 0.731 household rating for the three months ending March 31, 2008 and seventh for primetime with a 1.193 household rating for the same period based on Nielsen ratings.

Cost of services.  Cost of services as a percent of revenue decreased to 55% in 2008, as compared to 95% in 2007. This decrease results from the combined effects of the 32% increase in revenue, discussed above, and a 23% decrease in related costs which is discussed below.

Total programming costs for the three months ended March 31, 2008, decreased 11% following the December 31, 2007, expiration of our programming agreement with NICC. This was offset in part by the Company licensing Hallmark Hall of Fame movies under an agreement which we and Hallmark Cards entered into during 2008 and which covers a 10-year exhibition window.

The Company’s negative bad debt expense was $34,000 for the three months ended March 31, 2008, as compared to the Company’s bad debt expense of $330,000 for the three months ended March 31, 2007.

Subscriber acquisition fee amortization expense results from subscriber acquisition costs incurred previously by us and amortized over the remaining life of the relevant distribution agreement. Subscriber acquisition fee amortization expense decreased 100% as all of the expense was net against revenue during three months ended March 31, 2008. The Company’s three largest affiliation agreements became fully amortized during the fourth quarter of 2007.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased 5% quarter over quarter.  This decrease is primarily due to the $806,000 decrease of our expense related to the SAR liability.

Marketing expense.  Our marketing expense increased 52%. The Company had one marketing promotion for “Love is a Four Letter Word” in February 2007. The Company had two marketing promotions for “The Good Witch” in January 2008 and “Bridal Fever” in February 2008

Interest expense.  Interest expense for the three months ended March 31, 2008, increased $2.0 million compared to the three months ended March 31, 2007.  This increase was due to the $1.5 million increase in interest on our $637.0 million senior secured note, the $404,000 increase in interest on our $162.0 million note payable to Hallmark Cards affiliates, the $164,000 increase in interest on our $59.1 million note payable to Hallmark Cards affiliates commencing March 21, 2006, the $138,000 increase in interest on our $103.4 million note payable to Hallmark Cards affiliates, the $429,000 increase in interest on our $17.4 million note payable to Hallmark Cards affiliates, and an offset in part by the $518,000 decrease in interest on our bank credit facility due to a lower principal balance.  The majority of the aforementioned increases occurred due to increases in principal balances and increases in interest rates.

Liquidity and Capital Resources

During the three months ended March 31, 2008 our operating activities provided $306,000 of cash.  During the comparable period in 2007, our operating activities consumed $12.8 million of cash.  The most significant contributions to this favorable change of $13.1 million are (1) a $13.1 million increase in our earnings before depreciation and amortization, (2) a $23.5 million reduction in our acquisition of program licenses, and (3) a $20.9 million reduction of our liabilities for program license fees. The Company has cash receipts of $61.8 million and

$71.8 million for the three months ended March 31, 2007 and 2008, respectively.

Cash used in investing activities was $1.2 million and $1.3 million for the three months ended March 31, 2007 and 2008, respectively. During the three months ended March 31, 2007, the Company made payments to the buyer of the international business of $977,000. During the three months ended March 31, 2008, the Company made payments to the buyer of the international business of $1.1 million.

Cash provided by financing activities was $5.8 million and $2.1 million for the three months ended March 31, 2007 and 2008, respectively. We borrowed $6.0 million and $18.8 million under our credit facility to supplement the cash requirements of our operating and investing activities during the three months ended March 31, 2007 and 2008, respectively. We repaid principal of $0 and $16.5 million under our credit facility during the three months ended March 31, 2007 and 2008, respectively.

Cash Flows

As of March 31, 2008, the Company had $3.0 million in cash and cash equivalents on hand. As of March 31, 2008, the Company had borrowed $71.7 million from the $90.0 million revolving bank credit facility.  In March 2008, the bank credit facility was extended until May 31, 2009, and the committed amount of the facility was reduced to $90.0 million.  This commitment will decrease to $60.0 million on June 30, 2008, and thereafter, to $50.0 million on September 30, 2008, and $45.0 million on March 31, 2009.  The Company will use cash flows from operations to reduce outstanding borrowings under the facility and expects these reductions to be sufficient to maintain outstanding borrowings below the commitment levels throughout the term of the facility.

The Company’s principal sources of funds are cash on hand, cash generated by operations and amounts available under the Company’s revolving bank credit facility through May 31, 2009.  In addition, in March 2008, the Company and Hallmark Cards entered into an Amended and Restated Waiver Agreement which changes the maturity date of three obligations and defers payments under certain obligations.  Previously, the Company’s tax sharing agreement with Hallmark Cards has also been a source of cash. However, we do not expect to receive or pay any cash related to this agreement in the next twelve months.

The Company expects to continue making investments in programming, marketing and distribution during 2008. However, the Company’s recurring loss situation has demanded that all areas of expenses, including programming, marketing and distribution be closely monitored and controlled.

The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through May 31, 2009, when combined with the deferral of any required payments on related-party debt and related interest mentioned below, will be sufficient to fund the Company’s operations and meet its liquidity needs through March 31, 2009.  The Company anticipates that its principal uses of cash during the next twelve months will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming, interest and repayment of principal under its bank credit facility and interest under certain notes payable to Hallmark Cards affiliates.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber revenue at or above the amount of such revenue for the quarter ended March 31, 2008, and continuing growth in advertising revenue. A significant decline in the popularity of the Hallmark Channel, an adverse modification to any of the Company’s distribution agreements, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.

The Company will endeavor to extend or refinance the bank credit facility prior to or upon its maturity.  Any such extension or refinancing could require a continuation of a letter of credit from Hallmark Cards in support of the bank credit facility or other steps by the Company and, thus, is not assured.  If the Company is not able to arrange for the extension, refinancing or replacement of the bank credit facility prior to its maturity and either (1) the bank draws down on Hallmark Cards’ irrevocable letter of credit or (2) Hallmark Cards purchases the interests of the lending bank, Hallmark Cards would have all obligations and rights of the lending banks under the bank credit facility. In that event, Hallmark Cards could demand payment of outstanding amounts at any time after March 31, 2009, under the terms of the Waiver Agreement described below.

Upon maturity of the credit facility on May 31, 2009, without renewal or replacement, JP Morgan Chase Bank, N.A., will have the right to forego a call on Hallmark Cards’ irrevocable letter of credit and instead initiate foreclosure against the Company’s assets. Such foreclosure proceedings would adversely affect our ability to continue our operations. However, prior to any such possible foreclosure, if the Company had not secured a refunding of the credit facility or alternative financing, the Company would require Hallmark Cards to exercise its option, pursuant to the terms of the Waiver Agreement, to purchase all of the outstanding indebtedness under the credit facility. The credit facility would then be subject to terms of the Waiver Agreement.

Because of the Company’s possible inability to meet its obligations when they come due on March 31, 2009 and later dates in 2009 through December 31, 2009, the Company anticipates that prior to March 2009, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives.

Bank Credit Facility, Hallmark Notes, and Tax Sharing Agreement

For information regarding our Bank Credit Facility, Hallmark Notes and Tax Sharing Agreement, please see “Bank Credit Facility, Hallmark Notes, and Tax Sharing Agreement” of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2007. Also, please see Notes 5, 6 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

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

Among the factors that could cause actual results to differ materially are those discussed in this Report below and in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Such Risk Factors include, but are not limited to, the following:  competition for distribution of channels, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our channels; our ability to address our liquidity needs; our incurrence of losses; and our substantial indebtedness affecting our financial condition and results.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2008, the decline of the fair value of the fixed income portfolio would not be material.

As of March 31, 2008, our cash, cash equivalents and short-term investments had a fair value of $3.0 million and were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three months ended March 31, 2008, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of March 31, 2008, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $3.0 million, or less than 1% of total assets, as of March 31, 2008. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our note and interest payable to HC Crown, and our notes and interest payable to Hallmark Cards affiliates. The balance of those liabilities was $413.8 million, or 31% of total liabilities, as of March 31, 2008. Net interest expense for the three months ended March 31, 2008, was $26.1 million, 37%, of our total revenue. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from levels as of March 31, 2008, our interest expense for the quarter would change correspondingly by $1.1 million.

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

b.     Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CROWN MEDIA HOLDINGS, INC.

Signature	Title	Date

By: /s/ HENRY S. SCHLEIFF	Principal Executive	May 7, 2008
Officer
Henry S. Schleiff

By: /s/ BRIAN C. STEWART	Principal	May 7, 2008
Financial and
Brian C. Stewart	Accounting Officer