Form 10-Q
period 2008-06-30
CROWN MEDIA HOLDINGS INC
filed 2008-08-06
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                    .

Commission File Number: 000-30700

Crown Media Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of	84-1524410
Incorporation or Organization)	(I.R.S. Employer Identification No.)

12700 Ventura Boulevard,

Suite 200

Studio City, California  91604

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

As of August 4, 2008, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of June 30,
	2007	2008
ASSETS

Cash and cash equivalents	$1,974	$277
Accounts receivable, less allowance for doubtful accounts of $242 and $247, respectively	68,603	67,247
Program license fees — affiliates	166	975
Program license fees — non-affiliates	119,523	100,206
Prepaid and other assets	4,478	4,601
Prepaid program license fee assets	8,361	20,195
Total current assets	203,105	193,501

Program license fees — affiliates	653	7,641
Program license fees — non-affiliates	129,268	137,835
Subscriber acquisition fees, net	3,333	4,436
Property and equipment, net	15,962	16,070
Goodwill	314,033	314,033
Prepaid and other assets	9,887	8,403
Total assets	$676,241	$681,919

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

(continued)

	As of December 31,	As of June 30,
	2007	2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$25,255	$18,569
Audience deficiency reserve liability	15,620	15,390
Accrued restricted stock units	4,609	3,040
License fees payable to affiliates	1,628	1,365
License fees payable to non-affiliates	107,749	114,015
Payables to affiliates	18,951	17,054
Credit facility and interest payable	19,583	54,502
Other current liabilities	5,979	4,146
Total current liabilities	199,374	228,081
Accrued liabilities	18,056	17,236
License fees payable to affiliates	—	7,391
License fees payable to non-affiliates	56,521	56,385
Payables to affiliates	4,041	1,784
Credit facility	50,000	—
Note and interest payable to HC Crown	101,360	105,445
Note and interest payable to Hallmark Cards affiliate	57,868	60,186
Senior secured note to HC Crown, including accrued interest	621,266	653,106
Note and interest payable to Hallmark Cards affiliate	158,753	165,113
Note and interest payable to Hallmark Cards	22,075	11,088
Company obligated mandatorily redeemable preferred interest	18,690	19,888
Other liabilities	19,232	17,701
Obligation to NICC for the repurchase of Class A common stock, extinguished without cash on January 2, 2008, per the agreement, $.01 par value; 4,357,066 and 0 shares issued and outstanding as of December 31, 2007 and June 30, 2008, respectively	32,765	—
Total liabilities	1,360,001	1,343,404
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 69,760,588 and 74,117,654 shares issued and outstanding as of December 31, 2007 and June 30, 2008, respectively	698	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2007 and June 30, 2008	307	307
Paid-in capital	1,411,291	1,454,162
Accumulated deficit	(2,096,056)	(2,116,695)
Total stockholders’ deficit	(683,760)	(661,485)
Total liabilities and stockholders’ deficit	$676,241	$681,919

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenue:
Subscriber fees	$6,507	$14,579	$14,002	$28,432
Advertising	49,081	56,538	94,931	112,886
Advertising by Hallmark Cards	242	82	390	157
Other revenue	77	321	156	609
Total revenue, net	55,907	71,520	109,479	142,084
Cost of Services:
Programming costs
Affiliates	4,340	541	9,902	935
Non-affiliates	34,049	35,100	68,179	70,111
Amortization of film assets	(521)	—	(521)	—
Subscriber acquisition fee amortization expense	7,832	—	15,680	—
Amortization of capital lease obligation	290	290	579	579
Other costs of services	2,312	3,304	5,260	6,484
Total cost of services	48,302	39,235	99,079	78,109
Selling, general and administrative expense	14,057	11,865	28,250	25,326
Marketing expense	4,073	2,060	8,285	8,458
Depreciation and amortization expense	396	492	893	924
(Loss) income from operations	(10,921)	17,868	(27,028)	29,267
Interest income	356	1,012	744	1,202
Interest expense	(33,097)	(24,804)	(57,586)	(51,108)
Net loss and comprehensive loss	$(43,662)	$(5,924)	$(83,870)	$(20,639)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,788	104,788	104,788	104,764
Net loss per share, basic and diluted	$(0.42)	$(0.06)	$(0.80)	$(0.20)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,870)	$(20,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,474	73,583
Accretion on company obligated mandatorily redeemable preferred interest	1,103	1,198
Provision for allowance for doubtful accounts	(13)	5
Residuals and participations	(521)	96
Impairment of film asset	—	176
Loss on sale of property and equipment	39	—
Stock-based compensation	4,530	1,044
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,857)	1,352
Additions to program license fees	(76,648)	(68,093)
Deletions (additions) to subscriber acquisition fees	120	(2,443)
Increase in prepaid and other assets	(8,206)	(11,359)
Decrease in accounts payable, accrued and other liabilities	(893)	(11,331)
Increase in interest payable	41,203	43,687
(Decrease) increase in subscriber acquisition fees payable	(218)	933
Increase in license fees payable to affiliates	1,531	7,128
Increase in license fees payable to non-affiliates	8,813	6,129
Increase (decrease) in payables to affiliates	9,276	(4,154)
Decrease in deferred revenue	—	(313)
Net cash (used in) provided by operating activities	(8,137)	16,999
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(583)	(1,267)
Payments to buyer of international business	(1,984)	(2,019)
Net cash used in investing activities	(2,567)	(3,286)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility	6,000	18,761
Principal payments on the credit facility	(2,000)	(33,810)
Principal payments on capital lease obligations	(328)	(361)
Net cash provided by (used in) financing activities	3,672	(15,410)
Net decrease in cash and cash equivalents	(7,032)	(1,697)
Cash and cash equivalents, beginning of period	13,965	1,974
Cash and cash equivalents, end of period	$6,933	$277

Supplemental disclosure of cash and non-cash activities:
Interest paid	$4,494	$2,899
Reclassification of additional paid-in capital for obligation to return amounts previously received as capital contributions under tax sharing agreement	$25,192	$—
Tax sharing payment from Hallmark Cards applied to note payable to Hallmark Cards	$—	$10,150
Reclassification of Redeemable Common Stock to common stock and paid-in capital	$—	$32,765
Interest payable converted to principal on note payable to Hallmark Card affiliates	$18,778	$24,747

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2008

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

Liquidity

As of June 30, 2008, the Company had $277,000 in cash and cash equivalents on hand and borrowing capacity under the bank credit facility of $5.5 million.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility.

Operating activities for the year ended December 31, 2007, yielded positive cash flow as have the first two quarters of 2008.  However, there can be no assurance that the Company’s operating activities will continue to generate positive cash flow.

In March 2008, the bank credit facility was extended to May 31, 2009, and the bank’s lending commitment was reduced to $90.0 million.  This commitment decreased to $60.0 million on June 30, 2008, at which time the Company owed $54.5 million. The bank’s commitment will decrease further to $50.0 million on September 30, 2008, and $45.0 million on March 31, 2009.  The Company believes that its ability to comply with the scheduled reductions in borrowing capacity and to pay any amount outstanding upon maturity is highly dependent upon its ability to generate cash flows from operations between June 30, 2008, and the respective dates on which the commitment will be reduced or otherwise expire.  See Note 5.

Also in March 2008, the Company and Hallmark Cards entered into an Amended and Restated Waiver Agreement which changed the maturity date of three obligations and deferred payments under certain obligations.  See Note 6.

Previously, the Company’s tax sharing agreement with Hallmark Cards has also been a source of cash from financing activities. More recently, benefits to the Company under the tax sharing agreement have been used to reduce amounts owed to Hallmark Cards and its affiliates.  Nonetheless, pursuant to the provisions of the tax sharing agreement, the Company may be required to pay cash to Hallmark Cards as early as May 2009.

The Company’s recurring net loss situation necessitates that we continue to monitor and control all areas of expenses, including programming, marketing and distribution.  The Company anticipates that its principal uses of cash during the next twelve months will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming, interest and repayment of principal under its bank credit facility, interest under certain notes payable to Hallmark Cards affiliates and payments under the tax sharing agreement with Hallmark Cards. If the Company has excess cash flows, as defined in the Waiver Agreement, for the year ended December 31, 2008, the Company will be required to use such excess cash flow in the first quarter of 2009 to reduce debt under the bank credit facility or obligations to Hallmark Cards and its affiliates.  See Note 6.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber revenue at or above the amount of such revenue for the six months ended June 30, 2008, and continuing growth in advertising revenue. A significant decline in the popularity of the Hallmark Channel, a significant economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.  During the second quarter of 2008 the Company experienced a softening of advertising rates in the scatter market.  The Company expects this softening to continue through the fourth quarter of 2008.

The Company will endeavor to extend or refinance the bank credit facility prior to or upon its maturity.  Any such extension or refinancing could require the continuation of a letter of credit from Hallmark Cards in support of the bank credit facility or other steps by the Company and, thus, is not assured.  Upon maturity of the credit facility on May 31, 2009, without payment in full, renewal or replacement, JP Morgan Chase Bank, N.A., will have the right to forego a call on Hallmark Cards’ irrevocable letter of credit and instead initiate foreclosure against the Company’s assets. Such foreclosure proceedings would adversely affect our ability to continue our operations. However, prior to any such possible foreclosure, if the Company had not secured a refinancing of the credit facility or alternative financing, the Company would require Hallmark Cards to exercise its option, pursuant to the terms of the Waiver Agreement, to purchase all of the outstanding indebtedness under the credit facility. The credit facility would then be subject to terms of the Waiver Agreement.

The 2001, 2005 and 2006 notes mentioned below mature on December 31, 2009. Amounts currently due under these notes are $105.4 million, $165.1 million and $60.2 million, respectively. The Tax Note in the amount of $11.1 million matures on July 27, 2009. Additionally, at June 30, 2008, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $14.6 million were included in payable to affiliates on the accompanying consolidated balance sheet. Finally, VISN owns a $25.0 million company obligated mandatorily redeemable preferred membership interest in Crown Media United States that is redeemable no later than December 31, 2010.

Because of the Company’s possible inability to meet its obligations when they come due on May 31, 2009 and later dates in 2009 through December 31, 2009, the Company anticipates that prior to May 2009, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards described in the Notes below. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives.

The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through May 31, 2009, when combined with the deferral of any required payments on related-party debt and related interest described below, and, if necessary, Hallmark Cards’ purchase of the outstanding indebtedness under the bank credit facility in May 2009 as described below, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through June 30, 2009.

Finally, if the Company fulfills its obligation to repay the bank credit facility by May 31, 2009, but thereafter, does not have a comparable credit facility, the Company will be solely dependent upon day-to-day operating cash receipts to meets its cash disbursement requirements.

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

As more fully described below in Note 8, the Company and NICC signed the Modification Agreement on January 2, 2008 whereby the Company’s obligation under the Put Right was immediately extinguished.  The Modification Agreement also resolved a related dispute with respect to expiration or survival of a prior provision which would have required the Company to pay NICC $15.0 million upon a change in control of the Company.  Pursuant to the Modification Agreement, the Company will pay NICC a total of $3.8 million in equal installments of $1.3 million on each January 20 of 2008, 2009 and 2010.  In addition, the Company will provide NICC with two-hours of broadcast time each Sunday morning during 2008 and 2009 at no cost to NICC. We estimate the value of the broadcast time to be $1.5 million.  Its discounted value was recorded as deferred revenue at December 31, 2007 and will be amortized to revenue ratably over NICC’s two year use. The Company is also obligated to pay NICC an estimated $3.7 million in quarterly installments at the rate of 6% of the outstanding liquidation preference of the CMUS preferred interest owned by VISN Management Corp. (“VISN”), a wholly-owned subsidiary of NICC, through December 31, 2010.

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

Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 360,000 and 341,000 stock options for the three and six months ended June 30, 2007 and 2008, respectively, have been excluded from the calculations of loss per share because their effect would have been anti-dilutive.

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

Five and four of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended June 30, 2007 and 2008, and together accounted for a total of 91% and 67% of consolidated subscriber revenue for those periods, respectively.  Four and three of our distributors each accounted for more than 15% of our subscribers for the three months ended June 30, 2007 and 2008, and together accounted for 77% and 62% of our subscribers on those dates, respectively.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the six months ended June 30, 2007 and 2008, and together accounted for a total of 92% and 78% of consolidated subscriber revenue for those periods, respectively.  Four and three of our distributors each accounted for more than 15% of our subscribers for the six months ended June 30, 2007 and 2008, and together accounted for 77% and 62% of our subscribers on those dates, respectively.

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

SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted. In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delayed by one year, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment under SFAS 142, Goodwill and Other Intangible Assets, indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142, and long-lived assets measured at fair value for impairment assessment under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the portion of SFAS 157 that has not been delayed by FSP FAS-157-2 as of January 1, 2008, and plans to adopt the balance of its provisions as of January 1, 2009.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for us on January 1, 2009. We are still in the process of evaluating the impact FSP 142-3, but do not expect it to have a material impact on our Consolidated Financial Statements.

The FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles, in May 2008.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

3. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of June 30,
	2007	2008
	(In thousands)
Subscriber acquisition fees, at cost	$9,837	$11,530
Accumulated amortization	(6,504)	(7,094)
Subscriber acquisition fees, net	$3,333	$4,436

Of the net balance at June 30, 2008, the Company expects $4.4 million will be recognized as a reduction of subscriber fee revenue in future periods.

As of December 31, 2007, and June 30, 2008, the condensed consolidated balance sheets also reflect subscriber acquisition fees payable of $29,000 and $962,000, respectively, as a component of accounts payable and accrued liabilities. For the three months ended June 30, 2007 and 2008, the Company made cash payments of $39,000 and $1.5 million, respectively, relating to current subscriber acquisition fee obligations. For the six months ended June 30, 2007 and 2008, the Company made cash payments of $96,000 and $1.5 million, respectively, relating to current subscriber acquisition fee obligations.

4. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of June 30,
	2007	2008
	(In thousands)
Program license fees—RHI Entertainment Distribution	$244,920	$268,230
Program license fees—NICC	197	180
Program license fees—Hallmark Cards affiliates	918	9,018
Program license fees—other non-affiliates	297,816	299,718
Program license fees, at cost	543,851	577,146
Accumulated amortization	(294,241)	(330,489)
Program license fees, net	$249,610	$246,657

At December 31, 2007, and June 30, 2008, respectively, an additional $8.4 million and $20.2 million of program license fees were included in prepaid program license fee assets on the accompanying condensed consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the license period.

License fees payable are comprised of the following:

	As of December 31,	As of June 30,
	2007	2008
	(In thousands)
License fees payable—RHI Entertainment Distribution	$21,427	$44,936
License fees payable—NICC	1,078	358
License fees payable—Hallmark Cards affiliates	550	8,398
License fees payable—other non-affiliates	142,843	125,464
Total license fees payable	165,898	179,156
Less current maturities	(109,377)	(115,380)
Long-term license fees payable	$56,521	$63,776

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

The Company had at June 30, 2008, $5.5 million of unused revolving credit capacity. Other than with respect to the scheduled decreases in borrowing capacity described above, the Company’s ability to borrow additional amounts under the credit facility is not limited or restricted.  The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment dated as of March 10, 2008.  The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

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

At December 31, 2007, and June 30, 2008, the Company had outstanding borrowings of $69.5 million and $54.5 million, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2007, $69.5 million of the outstanding balance bore interest at the Eurodollar rate (5.60% at December 31, 2007) and $0 bore interest at the JP Morgan Chase Bank prime rate. At June 30, 2008, $54.5 million of the outstanding balance bore interest at the Eurodollar rate (3.23% at June 30, 2008) and $0 bore interest at the JP Morgan Chase Bank prime rate. Under the credit facility, $1.3 million bore interest at the JP Morgan Chase Bank prime rate (7.25%) for five days during January 2008, $5.8 million bore interest at 7.25% for four days in January 2008, $2.6 million bore interest at 6.50% for six days in January 2008, $362,000 bore interest at 6.00% for six days in January and February 2008, $387,000 bore interest at 6.00% for six days in January and February 2008, $6.8 million bore interest at 6.00% for six days in February 2008, and $1.6 million bore interest at 6.00% for four days in February 2008. Interest expense on borrowings under the credit facility for each of the three months ended June 30, 2007 and 2008, was $1.4 million and $541,000, respectively. Interest expense on borrowings under the credit facility for each of the six months ended June 30, 2007 and 2008, was $2.8 million and $1.4 million, respectively.

Covenants

The credit facility, as amended, contains affirmative and negative covenants.  The Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, contain a detailed description of these covenants. The Company was in compliance with these covenants at June 30, 2008.

6. Related Party Long-Term Obligations

Waiver and Standby Purchase Agreement

On March 10, 2008, the Company, Hallmark Cards and affiliates of Hallmark Cards who hold obligations of the Company entered into an Amended and Restated Waiver and Standby Purchase Agreement, which was amended on August 1, 2008 to extend the waiver period (the “Waiver Agreement”).  The Waiver Agreement replaced a previous version of the Waiver and Standby Purchase Agreement dated March 21, 2006 as amended through October 2007.  The Waiver Agreement extended to June 30, 2009 the period during which the Hallmark parties will defer the payment of obligations listed below.  The March 2008 agreement also included the following changes:  The annual addition of interest to principal on the obligations described below (except the 10.25% Note continues to add interest semi-annually to the principal); the extension of the maturity dates of three notes (the 2001, 2005 and 2006 notes mentioned below) to December 31, 2009; fixing the interest rate of these three notes to a rate of LIBOR plus 5%, adjusted quarterly; the accrual and addition to principal of interest through November 15, 2008 on these three notes; a requirement to pay interest on these three notes in cash, quarterly commencing November 16, 2008; and a change to the definition of Excess Cash Flow.  As revised, the Waiver Agreement defers all payments due on any of the following obligations (the “Subject Obligations”) and, except as noted above, payment of interest thereon until June 30, 2009, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•                                          Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2007, and June 30, 2008, including accrued interest was $101.4 million and $105.4 million, respectively. See Note and Interest Payable to HC Crown below.)

•                                          $70.0 million note and interest payable to Hallmark Cards affiliate, dated as of March 21, 2006, arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2007, and June 30, 2008, including accrued interest was $57.9 million and $60.2 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•                                          10.25% senior secured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown.  (Total amount outstanding at December 31, 2007, and June 30, 2008, including accrued interest was $621.3 million and $653.1 million, respectively. See Senior Secured Note below.)

•                                          Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2007, and June 30, 2008, including accrued interest was $158.8 million and $165.1 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•                                          Note and interest payable to Hallmark Cards in the amount of $33.1 million, dated as of July 27, 2007. (Total amount outstanding at December 31, 2007, and June 30, 2008, including accrued interest was $22.1 million and $11.1 million, respectively. See Tax Note below.)

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

The waiver termination date is June 30, 2009, or earlier upon occurrence of any of the following events:  (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness to unrelated parties with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI

Entertainment Distribution (formerly known as Hallmark Entertainment Distribution at which time it was a wholly-owned subsidiary of Hallmark Cards); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; (e) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement; or (f) the security agreements granted to the Hallmark parties shall not remain perfected.

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

Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.   “Excess Cash Flow” is defined as 1) the net proceeds of any debt or equity financings; 2) the net cash proceeds from the sale, transfer or release by the Company of assets outside the ordinary course of business; and 3) if positive, the consolidated net cash flow from operations calculated in the same manner (and subject to the same restrictions on selling, general and administrative expenses, capital expenditures and similar items) as “Cash Flow Before Interest, Taxes (including tax sharing payments) and Principal” as set forth in the Crown Media Holdings 2008 budget as approved by the Board of Directors of Crown Media Holdings and provided to the Hallmark parties. For 2009, the restrictions will be those contained in the 2009 budget to be approved by the Board of Directors of Crown Media Holdings and reasonably acceptable to the Hallmark parties.  Any such Excess Cash Flow for 2008 will be used, within one business day of the determination of the amount (anticipated to be in the first quarter of 2009), to repay amounts outstanding under the bank credit facility; any Excess Cash Flow for 2008 remaining after such a payment would be applied to the Subject Obligations listed above.  We expect that there will be substantial Excess Cash Flow sufficient to make a payment on the bank credit facility but not for payments to reduce the Subject Obligations.  See Note 1 Business and Organization – Liquidity for additional information on the Excess Cash Flow for 2008.  Similarly, any such Excess Cash Flow for 2009 will be payable to Hallmark Cards or its affiliates in the first quarter of 2010.

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

Hallmark Letter of Credit

Concurrent with the execution of Amendment No. 14, the existing Hallmark Cards’ support letter of credit was reissued by JP.Morgan in the face amount of $90.0 million and with an expiration date of June 10, 2009.  On July 1, 2008, the face amount was reduced to $60.0 million, the amount of the outstanding principal of the bank revolving credit commitment.

Senior Secured Note

In August 2003, the Company issued a senior note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

In accordance with the Waiver Agreement, cash payments are not required until June 30, 2009. The principal amount of the senior secured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007.  From that date, interest at 10.25% per annum was scheduled to be payable semi-annually on the accreted value of the senior note to HC Crown, but now interest accrued after June 30, 2009, will be payable semi-annually in arrears on August 5 and February 5 of each year until maturity.  The note matures on August 5, 2011, and is pre-payable without penalty. At December 31, 2007, and June 30, 2008, $621.3 million and $653.1 million, respectively, of principal and interest were included in the senior note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior note contains certain restrictive covenants which, among other things, prevent the Company from incurring any additional indebtedness, purchasing or otherwise acquiring shares of the Company’s stock, investing in other parties and incurring liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown.  Due to the Waiver Agreement, the note is not due until December 31, 2009. Under the Waiver Agreement, interest on this 2001 Note accrues and is added to principal through November 15, 2008.  Commencing November 16, 2008, interest will be payable in cash, quarterly in arrears five days after the end of each calendar quarter. This note is subordinate to the bank credit facility. The rate of interest under this note was equal to LIBOR plus 3% and is currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement. At December 31, 2007, and June 30, 2008, borrowings under the note were $93.5 million and $101.3 million, respectively. Accrued interest on the note of $7.9 million and $4.1 million are included in note and interest payable to HC Crown on the accompanying consolidated balance sheets as of December 31, 2007, and June 30, 2008, respectively. At December 31, 2007, $93.5 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At June 30, 2008, $101.3 million of the outstanding balance bore interest at the Eurodollar rates of 7.68%. At December 31, 2007, and June 30, 2008, $101.4 million and $105.4 million, respectively, are each reported as note and interest payable to HC Crown on the accompanying condensed consolidated balance sheets.

Note and Interest Payable to Hallmark Cards Affiliate

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note.  The rate of interest under this note was equal to LIBOR plus 3% and is currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement Pursuant to the Waiver Agreement, the promissory note is payable in full on December 31, 2009.  Under the Waiver Agreement, interest on this 2005 Note accrues and is added to principal through November 15, 2008.  Commencing November 16, 2008, interest will be payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2007, and June 30, 2008, borrowings under the note were $146.4 million and $158.8 million, respectively. Accrued interest on the note of $12.4 million and $6.3 million is included in note and interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheets as of December 31, 2007, and June 30, 2008, respectively. At December 31, 2007, $146.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At June 30, 2008, $158.8 million of the outstanding balance bore interest at the Eurodollar rates of 7.68%. At December 31, 2007, and June 30, 2008, $158.8 million and $165.1 million, respectively, are each reported as note and interest payable to Hallmark Cards affiliate in the accompanying condensed consolidated balance sheets.

Note and Interest Payable to Hallmark Cards Affiliate

On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note. The rate of interest under this note was equal to LIBOR plus 3% and is currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement. Pursuant to the Waiver Agreement, the promissory note is payable in full on December 31, 2009. Under the Waiver Agreement, interest on this 2006 Note accrues and is added to principal through November 15, 2008.  Commencing November 16, 2008, interest will be payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2007, and June 30, 2008, borrowings under the note were $53.4 million and $57.9 million, respectively. Accrued interest on the note of $4.5 million and $2.3 million is included in note and interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet as of December 31, 2007, and June 30,

2008, respectively. At December 31, 2007, $53.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%.  At June 30, 2008, $57.9 million of the outstanding balance bore interest at the Eurodollar rates of 7.68%.  At December 31, 2007, and June 30, 2008, $57.9 million and $60.2 million, respectively, are each reported as note and interest payable to Hallmark Cards affiliate in the accompanying condensed consolidated balance sheets.

Tax Note

On July 27, 2007, the Company replaced a payable to Hallmark Cards under the Tax Sharing Agreement with a $33.1 million promissory note payable to Hallmark Cards due in July 2009 with interest at LIBOR plus 3% per annum (the “Tax Note”).  The Tax Note may be prepaid in whole or in part with no penalty.  The Company is not required to make any cash payments prior to maturity. Until the Tax Note and related interest is paid in full, Hallmark Cards will offset any future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then against the unpaid principal balance. In September 2007, Hallmark Cards offset $6.5 million against $508,000 of accrued and unpaid interest and $6.0 million of unpaid principal. Additionally, in September 2007, the Company recorded an additional $85,000 charge to interest expense related to the receipt of an invoice for the actual amount owed in regard to the return of tax benefits under the Tax Sharing Agreement as described above. In December 2007, Hallmark Cards offset $5.7 million against $571,000 of accrued and unpaid interest and $5.1 million of unpaid principal. In March 2008, Hallmark Cards offset $5.1 million against $429,000 of accrued and unpaid interest and $4.6 million of unpaid principal. In June 2008, Hallmark Cards offset $5.1 million against $233,000 of accrued and unpaid interest and $4.8 million of unpaid principal.

On April 14, 2008, the Internal Revenue Service refunded to Hallmark Cards a portion of the interest previously paid in connection with the disallowance of certain net operating losses.  In July 2008, Hallmark Cards notified the Company that they had reduced the Company’s indebtedness as of April 14, 2008, under the Tax Note by $1.5 million in consideration of the Company’s applicable portion of such refund. Accordingly, the Company reduced interest expense during the three months ended June 30, 2008.

At December 31, 2007, and June 30, 2008, interest was paid to the respective balance sheet dates. At December 31, 2007, $22.1 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%.  At June 30, 2008, $11.1 million of the outstanding balance bore interest at the Eurodollar rates of 5.68%.  At December 31, 2007, and June 30, 2008, borrowings under the note were $22.1 million and $11.1 million, respectively, and are each reported as note and interest payable to Hallmark Cards in the accompanying condensed consolidated balance sheets.

The Tax Note and all payments thereunder are subordinated to the bank credit facility extended to the Company by JP Morgan Chase Bank.

Interest Paid to HC Crown

Interest expense paid to HC Crown was $474,000 for the three months ended June 30, 2007, and $322,000 for the three months ended June 30, 2008. Interest expense paid to HC Crown was $927,000 for the six months ended June 30, 2007, and $712,000 for the six months ended June 30, 2008.

Related Party Long-Term Obligations

The aggregate maturities of related party long-term debt for each of the five years subsequent to June 30, 2008, are as follows:

	Payments Due by Period
	Total	2008	2009	2010	2011	2012
	(In thousands)
Note and interest payable to HC Crown, with principal due December 31, 2009	$105,445	$—	$105,445	$—	$—	$—
10.25 % Senior secured note to HC Crown, including accrued interest, due August 5, 2011	653,106	—	—	—	653,106	—
Note and interest payable to Hallmark Cards affiliate with principal due December 31, 2009	165,113	—	165,113	—	—	—
Note and interest payable to Hallmark Cards affiliate with principal due December 31, 2009	60,186	—	60,186	—	—	—
Note and interest payable to Hallmark Cards due July 27, 2009	11,088	—	11,088	—	—	—
	$994,938	$—	$341,832	$—	$653,106	$—

In addition to amounts in the table, any Excess Cash Flow for 2008 and 2009 as defined in the Waiver Agreement must be paid on bank debt or the Subject Obligations, and any tax liability under the Tax Sharing Agreement must be paid in cash to Hallmark Cards, unless Hallmark Cards defers such required payment.  See also Note 1 Business and Organization – Liquidity.

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

The Company received $0 and $5.1 million (including the $5.1 million offset against the Tax Note during the second quarter of 2008) under the Tax Sharing Agreement during three months ended June 30, 2007 and 2008, respectively. The Company received $0 and $10.2 million (including the $10.2 million offset against the Tax Note during 2008) under the Tax Sharing Agreement during six months ended June 30, 2007 and 2008, respectively. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements are recorded as an addition to paid-in capital in the accompanying consolidated statements of stockholders’ equity (deficit).

Accounting for Uncertainty in Income Taxes

Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), if the probability for sustaining a tax position is at least more likely than not, then the tax position is warranted and recognition should be at the highest amount which is greater than 50% likely of being realized upon ultimate settlement. At June 30, 2008, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of the date of adoption and on June 30, 2008, we have no accrued interest related to uncertain tax positions.

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

The  Company  files  state  tax  returns  in  major  jurisdictions such as California,  Colorado  and  New  York,  and  has  also been included in the combined state tax returns of Hallmark or Hallmark Entertainment Holdings, Inc. The state returns are generally subject to examination for years after 2003.

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

For the year ended December 31, 2007, Crown Media Holdings had accrued $546,000 under the agreement. For the three and six months ended June 30, 2008, the Company has accrued $135,000 and $270,000 under the agreement. At December 31, 2007, and June 30, 2008, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $13.3 million and $14.6 million, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. At December 31, 2007, and June 30, 2008, out-of-pocket expenses and third party fees were $1.2 million and $1.0 million, respectively.

“Hallmark Hall of Fame” Programming License Agreement

In May 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, Inc. to license 58 “Hallmark Hall of Fame” movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Hallmark Channel and Hallmark Movie Channel.  These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability.  This agreement makes the Hallmark Channel and Hallmark Movie Channel the exclusive home for these movies.  The total license fee for these movies is $17.2 million and is payable in equal monthly installments over each movie’s 10 year exhibition window.

The Company aired one title during 2007 and has recorded $550,000 as a license fee payable to affiliate related to this title at December 31, 2007. Windows opened for additional titles in the amount of $5.7 million and $8.1 million during the three and six months ending June 30, 2008.

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

Under the company agreement, the members agreed that if during any year ending after January 1, 2005 and on or prior to December 31, 2009, Crown Media United States has Federal taxable income (with possible adjustments) in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of: (i) such excess Federal taxable income; (ii) $5.0 million; or (iii) the amount equal to the preferred liquidation preference on the date of redemption.  Crown Media United States may voluntarily redeem the preferred interest at any time; however, it is obligated to do so no later than December 31, 2010. Due to the mandatory redemption provision of the preferred interest, on July 1, 2003, the preferred interest was remeasured at fair value and reclassified to non-current liabilities in accordance with the provisions of Statement of Financial Accounting Standards  No. 150: Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (as amended) (“SFAS 150”). At June 30, 2008, the Company reclassified $5.0 million from a current liability to a long-term liability in the condensed consolidated balance sheet, as management does not believe that the Company will have Federal taxable income for the year ended December 31, 2008.

The December 2005 NICC Settlement Agreement (the “2005 NICC Agreement”) provided that in the event there was a change in control of Crown Media Holdings prior to the December 31, 2007, expiration of the NICC Agreement, the Company was required to immediately pay NICC (1) $15.0 million (the “Termination Payment”) (2) any remaining portions of the payments for the non-dramatic specials and the “made for television” movie development and (3) the deferred payments. Also, it provided that the Hallmark Channel would be obligated to continue to broadcast and pay for the Sunday “New Morning with Naomi Judd” and weekday “New Morning” series and the Sunday morning programming block for an additional six months following the change in control, after which all funding and broadcast obligations to NICC would cease. Also, under the December 2005 NICC Agreement, Crown Media Holdings would be required to redeem the Preferred Interest for $25.0 million plus accrued interest at LIBOR from November 27, 2005.  In September 2007 NICC advised the Company that it believed that, if there were no prior sale of the Channel, the Termination Payment provision would survive the December 31, 2007 expiration of the December 2005 NICC Agreement.  The Company believed that the Termination Payment provision expired on December 31, 2007.

The 2005 NICC Agreement also granted NICC a conditional right to require the Company to repurchase all of the shares of the Company’s Class A common stock then owned by NICC (the “Put Right”).  There having been no change in control of the Company, on July 1, 2007, NICC and the Company commenced a required 60-day negotiating period regarding continuation of the programming commitments.  This 60-day period expired August 29, 2007, without agreement between the parties. As a result, the Put Right became contractually exercisable on August 30, 2007, with a November 1, 2007, expiration. However, the Company believes that in September 2007 it reached a binding agreement with NICC, under which NICC agreed it would not exercise the Put Right.

NICC purportedly exercised the Put Right by written notice on October 28, 2007 and proposed that the purchase be settled on January 4, 2008.  The determination or resolution of whether cash would be used to satisfy the Put Right was beyond the sole control of the Company.  Therefore, in accordance with SFAS 150, the accompanying consolidated balance sheet as of December 31, 2007 reflects a liability of $32.8 million for the pending repurchase of Company shares owned by NICC.  Such amount reflects the 30-day average closing price of the Company’s Class A common stock from October 8, 2007 through November 16, 2007, inclusive, as specified in the 2005 NICC Agreement with respect to exercise of the Put Right.

On January 2, 2008, the Company and NICC resolved the disputes discussed above and signed an agreement (the “Modification Agreement”) which, among other things, immediately extinguished the Put Right and the Company’s pending obligation.  In addition, the Modification Agreement also settled the dispute with respect to whether the Termination Payment provision expired with, or survived, the December 31, 2007 expiration of the 2005 NICC Agreement. We agreed to pay NICC $3.8 million in three equal installments payable each January 20 of 2008, 2009 and 2010.  We also agreed to provide NICC a two-hour broadcast period granted each Sunday morning during the two year period ending December 31, 2009.  The discounted value of the broadcast period, estimated to be $1.5 million, was recorded as deferred revenue at December 31, 2007. We are also obligated to pay NICC an estimated $3.7 million in quarterly installments at the rate of 6% of the outstanding liquidation preference of the preferred interest through December 31, 2010.  These costs are reflected on the accompanying condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2007 as a charge to selling, general and administrative expense at a discounted amount of $8.2 million.  The deferred revenue will be amortized to revenue ratably over NICC’s two-year use of the broadcast commitment.

During the three months ended June 30, 2007, and 2008, Crown Media United States paid NICC $4.0 million and $1.5 million, respectively, related to the company agreement as amended. During the six months ended June 30, 2007, and 2008, Crown Media United States paid NICC $11.3 million and $6.4 million, respectively, related to the company agreement as amended.

9. Share-Based Compensation

The Company recorded $2.1 million and $328,000 of compensation expense associated with the Employment and Performance RSUs during the three month periods ended June 30, 2007 and 2008, respectively, and has included such amounts in selling, general and administrative expense on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recorded $3.5 million and $1.7 million of compensation expense associated with the Employment and Performance RSUs during the six month periods ended June 30, 2007 and 2008, respectively, and has included such amounts in selling, general and administrative expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

On March 13, 2008, the Compensation Committee determined that the first vesting of the 2006 Performance RSUs would be paid out in accordance with the vesting criteria as if all the major distribution agreements had been renewed prior to each agreement’s expiration date, and accordingly, 100% of the first vesting of the Performance RSUs were deemed Achieved Performance RSUs.  The settlement of 571,578 vested units valued at approximately $3.3 million was paid on April 4, 2008.

At December 31, 2007, the CEO’s SARs were valued at $4.6 million based on that day’s $6.50 per share closing stock price of our common stock. At June 30, 2008, the CEO’s SARs were valued at $1.7 million based on that day’s $4.74 per share closing stock price of our common stock. The Company recorded $832,000 in compensation expense and $118,000 in compensation benefit related to SARs for the three months ended June 30, 2007 and 2008, respectively, on our condensed consolidated statement of operations and comprehensive loss as a component of selling, general and administrative expense.  The Company recorded $1.1 million in compensation expense and $688,000 in compensation benefit related to SARs for the six months ended June 30, 2007 and 2008, respectively, on our condensed consolidated statement of operations and comprehensive loss as a component of selling, general and administrative expense.  The SARs of $1.4 million and $739,000 have been recorded in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets at December 31, 2007, and June 30, 2008, respectively.

10. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

In accordance with the Purchase and Sale Agreement dated February 23, 2005, Sparrowhawk Media Limited has made several warranty and indemnity claims against the Company of approximately $2.0 million. At December 31, 2007, accounts payable and accrued liabilities include an accrual commensurate with the Company’s estimate that it may be liable within the range of $250,000 to $750,000. At June 30, 2008, the Company reduced its accrual to $0.

On July 27, 2007, a lawsuit was brought against Crown Media Holdings, Inc. and our former Chief Financial Officer, William Aliber, in the U.S. District Court for the Northern District of Illinois.  The plaintiff, Robert Lieblang, claims to have purchased our common shares on the market from August 31, 2005 to April 13, 2006 and to have sold those shares in April 2006 and in August 2006.  The plaintiff alleges that he relied to his detriment on allegedly false and misleading statements by the defendants regarding the possible sale of Crown Media Holdings.  We announced the exploration of strategic alternatives including the possibility of selling the Company in August 2005; in April 2006, we announced the termination of an extensive review of strategic alternatives including a possible sale.  Plaintiff alleges claims under Section 10(b) of the Securities Exchange Act (and Rule 10b-5), the Illinois Consumer Fraud Act and common law fraud.  The complaint seeks compensatory damages of approximately $2.0 million plus interest and $6.0 million in punitive damages.  The Company has retained counsel to defend Mr. Aliber and the Company and has submitted the claims to an insurer under an insurance policy. The insurer is paying costs of this lawsuit, subject to certain reservations or exclusions. Prior to December 31, 2007, the Company had incurred legal expense equal to its deductible of $500,000 under its insurance policy. In January 2008, the court ruled against the defendant’s motion to dismiss the lawsuit, although the court’s ruling also narrowed the securities law claims to purchases after a certain date in 2006.

11.  Subsequent Events

Effective August 1, 2008, Hallmark Licensing, Inc. extended the trademark agreements to September 1, 2009.  Such trademark agreements allow Crown Media United States to name its network services “Hallmark Channel” and “Hallmark Movie Channel.”

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

With 83.2 million subscribers (as provided by Nielsen Research) in the United States at June 30, 2008, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. For the second quarter of 2008, the Hallmark Channel finished the quarter as the 10th highest rated advertising-supported cable channel for total day ratings and the 9th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005.  Programming on the Hallmark Movie Channel consists of movies and mini-series. The Hallmark Movie Channel generated advertising revenue in 2007 and has generated subscriber fees and advertising revenue in 2008. As distribution continues to expand, the financial contribution of the Hallmark Movie Channel may grow, including increases in advertising and subscription revenue. The Hallmark Movie Channel is operated through Crown Media Holdings’ existing infrastructure at a small incremental cost.  In April 2008, we began distributing the Hallmark Movie Channel HD in high definition format, which has resulted in additional costs, but is expected to result in incremental subscriber growth.

Our Annual Report on Form 10-K for the year ended December 31, 2007, in Item 2, summarizes information regarding principal real property leases.  The leases for the New York City office and the Greenwood Village, Colorado office have been extended from expirations in 2009 to 2016 for the New York City office and from expiration in 2008 to 2013 for the Greenwood Village office.

Current Challenges and Developments

The Company faces numerous operating challenges. Among them are maintaining and expanding the distribution of the Channels, broadening viewership demographics, increasing viewership ratings, and increasing advertising sales revenue.

Distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. The long-term distribution challenges are renewing our distribution arrangements with the multiple system operators as they expire on favorable terms. Our major distribution agreements have terms which expire at various times from December 31, 2008, through, with options to renew, December 2023.

Since January 1, 2007, through April 2008, the Company has renewed its agreements with six major distributors, accounting for 87% of our subscriber base at June 30, 2008.  Each renewal agreement has a multi-year term. The March 2007 agreement with EchoStar Communication Corporation provided for a repositioning of the Hallmark Channel on the DISH Network, resulting in an addition of approximately 6.4 million Nielsen subscribers in May 2007. It further provided for carrying the Hallmark Movie Channel on a package of the DISH Network, increasing distribution of that Channel by more than 4.0 million subscribers. In May 2007, we executed a renewal of our distribution agreement with the National Cable Television Cooperative (“NCTC”). Under the terms of the renewal, we continue to be available to NCTC’s 1,100 member companies. In November 2007, we executed a renewal agreement with Comcast Corporation, providing Comcast with rights to distribute the Hallmark Channel, the Hallmark Movie Channel and the Hallmark Movie Channel HD.  In the first quarter of 2008, we renewed distribution agreements with Time Warner Cable and DirecTV for multi-year distribution of the Hallmark Channel. In April 2008, we renewed our distribution agreement with Cablevision Systems, which was the final major distribution agreement which originally expired in 2007. The renewal agreement covers the Hallmark Channel as well as the Standard Definition and High Definition versions of the Hallmark Movie Channel, resulting in an increase in distribution of the Hallmark Movie Channel of more than 2 million subscribers.

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

The universe of cable TV subscribers in the United States is approximately 100 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 90 million or more subscribers.  Our goal is to reach 90 million subscribers in the next one to two years.

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

We have recently completed the 2008 upfront sales process during which we sold approximately 50% of our advertising inventory for the last quarter of 2008 and first three quarters of 2009.  This inventory was sold at modestly higher CPMs than the inventory sold in the 2007 upfront. The balance of the inventory will be sold in the scatter market.  Continued weakness in the economy could result in lower demand and pricing for our inventory, and limit our ability to continue to grow advertising revenue at historical rates.

Historically, Nielsen cable television ratings were based on viewing of networks’ programming content.  Beginning in the fourth quarter of 2007, Nielsen began measuring and providing performance data based on viewing of commercial content as well as programming content.  The new ratings information also includes data on viewing of program content through digital recording devices (i.e., DVR’s), if that viewing occurs within three days of the program’s air date.  From the beginning of the fourth quarter of 2007 through the second quarter of 2008, we experienced a decrease in viewers of approximately 5% under the new ratings measurement system. We have factored the new rating information into our advertising rates, and at this time we do not expect a significant impact from the new rating information on our net advertising rates.

At June 30, 2008, the Hallmark Movie Channel was distributed to over 6.2 million subscribers, an increase of nearly 1.2 million subscribers from March 31, 2008.  This increase in distribution has and will continue to improve the Company’s ability to generate advertising revenue from the Hallmark Movie Channel in 2008, thus, enabling the channel to become a more significant component of the Company’s advertising revenue in 2008.

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

Advertising

Our advertising rates are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Advertising rates may vary by time of year due to seasonal changes in television viewership. Revenue is recorded net of estimated delivery shortfalls, which are usually settled by providing the advertiser additional advertising time. The remainder of the revenue is recognized as the “make-good” advertising time is delivered.

Cost of Services

Our cost of services consists primarily of the amortization of program license fees; subscriber acquisition fee expense; the cost of signal distribution; and the cost of promotional segments that are aired between programs. We expect cost of services to decrease in 2008 as compared to 2007 as subscriber acquisition fee expense is, and will continue to be, zero in 2008, based primarily upon distribution agreements renewed in 2007 and to date in 2008.

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three and six months ended June 30, 2007 and 2008, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			% Change			% Change
	Three Months Ended June 30,		2008 vs.	Six Months Ended June 30,		2008 vs.
	2007	2008	2007	2007	2008	2007
Revenue:
Subscriber fees	$6,507	$14,579	124%	$14,002	$28,432	103%
Advertising	49,323	56,620	15%	95,321	113,043	19%
Other revenue	77	321	317%	156	609	290%
Total revenue	55,907	71,520	28%	109,479	142,084	30%
Cost of Services:
Programming costs	38,389	35,641	-7%	78,081	71,046	-9%
Subscriber acquisition fee amortization	7,832	0	-100%	15,680	0	-100%
Operating costs	2,081	3,594	73%	5,318	7,063	33%
Total cost of services	48,302	39,235	-19%	99,079	78,109	-21%
Selling, general and administrative expense	14,453	12,357	-15%	29,143	26,250	-10%
Marketing expense	4,073	2,060	-49%	8,285	8,458	2%
Loss from operations before interest expense	(10,921)	17,868	-264%	(27,028)	29,267	-208%
Interest expense	(32,741)	(23,792)	-27%	(56,842)	(49,906)	-12%
Net loss	$(43,662)	$(5,924)	-86%	$(83,870)	$(20,639)	-75%

Other Data:
Net cash (used in) provided by operating activities	$4,697	$16,693	255%	$(8,137)	$16,999	-309%
Capital expenditures	$(377)	$(1,087)	188%	$(583)	$(1,267)	117%
Net cash provided by (used in) investing activities	$(1,384)	$(1,999)	44%	$(2,567)	$(3,286)	28%
Net cash provided by (used in) financing activities	$(2,166)	$(17,463)	706%	$3,672	$(15,410)	-520%
Total domestic day household ratings (1)(3)	0.644	0.678	5%	0.687	0.705	3%
Total domestic primetime household ratings (2)(3)	1.045	1.076	3%	1.100	1.135	3%
Subscribers at period end	82,600	83,247	1%	82,600	83,247	1%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period April 1 through June 30 and January 1 through June 30, respectively.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2008

Revenue.  Our revenue from continuing operations, comprised of subscriber fees and advertising, increased 28% to $71.5 million for the three months ended June 30, 2008. Our 124% increase to $14.6 million in subscriber fee revenue for the three months ended June 30, 2008, was a result of higher contractual rates and increases in the number of paying subscribers from renewed distribution agreements and reductions in subscriber acquisition fees netted against gross subscriber revenue.  We anticipate that these same factors will result in substantial increases in subscriber fees during the remainder of 2008, compared to the corresponding periods in 2007; subscriber revenue growth beyond 2008 will be limited. Subscriber acquisition fee expense recorded as a reduction of revenue was $1.9 million for the three months ended June 30, 2007, and $676,000 for the comparable period in 2008. The number of paying subscribers at June 30, 2008, when compared to June 30, 2007, has increased as a result of previously amended distribution agreements in the United States.

The increase in advertising revenue to $56.6 million for the three months ended June 30, 2008, compared to $49.3 million for the three months ended June 30, 2007, reflects the growth in domestic subscribers and an increase in advertising rates. Generally, as we have expanded our subscribers and provided higher rated programming, our advertising revenue has increased. The number of advertisers was 447 at June 30, 2008, as compared to 439 at June 30, 2007. In addition, approximately $909,000 of the increase in advertising revenue is due to advertising on the Hallmark Movie Channel.  We also note that we have experienced in the second quarter of 2008 a softening of advertising rates in the scatter market, probably because of the general economic conditions. We expect this softening to continue in both the third and fourth quarters of 2008.

Among the 73 ad-supported cable channels in the United States market, the Hallmark Channel ranked 10th in total day with a 0.678 household rating for the three months ending June 30, 2008 and 9th for primetime with a 1.076 household rating for the same period based on Nielsen ratings.

Cost of services.  Cost of services as a percent of revenue decreased to 55% in 2008, as compared to 86% in 2007. This decrease results from the combined effects of the 28% increase in revenue, discussed above, and a 19% decrease in related costs which is discussed below.

Total programming costs for the three months ended June 30, 2008, decreased 7% following the December 31, 2007, expiration of our programming agreement with NICC and because of the Company’s effort to monitor costs. This was offset in part by the Company licensing Hallmark Hall of Fame movies under a new 2008 agreement with Hallmark Cards that provides 10-year exhibition windows for all licensed films.  We are also negotiating with several parties for new or revised programming agreements.

The Company’s bad debt expense was $40,000 for the three months ended June 30, 2008, as compared to the Company’s negative bad debt expense of $343,000 for the three months ended June 30, 2007.

Subscriber acquisition fee amortization expense results from subscriber acquisition costs incurred previously by us and amortized over the remaining life of the relevant distribution agreement. Subscriber acquisition fee amortization expense decreased 100% as all of the expense was net against revenue during three months ended June 30, 2008. The Company’s three largest affiliation agreements became fully amortized during the fourth quarter of 2007.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased 15% quarter over quarter.  This decrease is primarily due to the $1.8 million decrease and $950,000 decrease of our expense related to the RSU liability and SAR liability, respectively.

Marketing expense.  Our marketing expense decreased 49%. The Company had one marketing promotion for “A Stranger’s Heart” in May 2007. The Company did not have any marketing promotions in the second quarter of 2008.

Interest expense.  Interest expense for the three months ended June 30, 2008, decreased $8.9 million compared to the three months ended June 30, 2007.   On April 14, 2008, the Tax Note was credited $1.5 million, which represented the Company’s share of an IRS interest refund that Hallmark Cards received. This refund of interest reduced the balance of the Tax Note. During the three months ended June 30, 2007, the Company recorded $7.9 million of interest expense related to the Tax Note. See “Interest Expense” in the discussion of “Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2008” below for additional explanation of changes in the interest expense relating to the bank credit facility.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2008

Revenue.  Our revenue from continuing operations, comprised of subscriber fees and advertising, increased 30% to $142.1 million for the six months ended June 30, 2008. Our 103% increase to $28.4 million in subscriber fee revenue for the six months ended June 30, 2008, was a result of higher contractual rates and increases in the number of paying subscribers from renewed distribution agreements and reductions in subscriber acquisition fees netted against gross subscriber revenue.  Subscriber acquisition fee expense recorded as a reduction of revenue was $2.9 million for the six months ended June 30, 2007, and $1.3 million for the comparable period in 2008. The number of paying subscribers has increased as a result of previously amended distribution agreements in the United States.

The increase in advertising revenue to $113.0 million for the six months ended June 30, 2008, compared to $95.3 million for the six months ended June 30, 2007, reflects the growth in subscribers and an increase in advertising rates. In addition, approximately $2.1 million of the increase in advertising revenue is due to advertising on the Hallmark Movie Channel.

Among the 73 ad-supported cable channels in the United States market, the Hallmark Channel ranked 10th in total day with a 0.705 household rating for the six months ending June 30, 2008 and 9th for primetime with a 1.135 household rating for the same period based on Nielsen ratings.

Cost of services.  Cost of services as a percent of revenue decreased to 55% in 2008, as compared to 91% in 2007. This decrease results from the combined effects of the 30% increase in revenue, discussed above, and a 21% decrease in related costs which is discussed below.

Total programming costs for the six months ended June 30, 2008, decreased 9% following the December 31, 2007, expiration of our programming agreement with NICC and because of the Company’s effort to monitor costs. This was offset in part by the Company licensing Hallmark Hall of Fame movies under a new 2008 agreement with Hallmark Cards that provides 10-year exhibition windows for all licensed films.

The Company’s bad debt expense was $5,000 for the six months ended June 30, 2008, as compared to the Company’s bad debt expense of $13,000 for the six months ended June 30, 2007.

Subscriber acquisition fee amortization expense results from subscriber acquisition costs incurred previously by us and amortized over the remaining life of the relevant distribution agreement. Subscriber acquisition fee amortization expense decreased 100% as all of the expense was net against revenue during six months ended June 30, 2008. The Company’s three largest affiliation agreements became fully amortized during the fourth quarter of 2007.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased 10% period over period.  This decrease is primarily due to the $1.7 million decrease and $1.8 million decrease of our expense related to the RSU liability and SAR liability, respectively.

Marketing expense.  Our marketing expense increased 2%. The Company had two marketing promotions in the first six months of 2007: “Love is a Four Letter Word” in February 2007 and A Stranger’s Heart” in May 2007. The Company also had two marketing promotions in the first half of 2008: “The Good Witch” in January 2008 and “Bridal Fever” in February 2008.

Interest expense.  Interest expense for the six months ended June 30, 2008, decreased $6.9 million compared to the three months ended June 30, 2007.   The principal balance of our credit facility went from $69.6 million at December 31, 2007, to $54.5 million at June 30, 2008 (the balance increased from $87.6 million at December 31, 2006 to $91.6 million at June 30, 2007) and a decrease in the bank credit facility interest rate from 6.07% at June 30, 2007, to 3.23% at June 30, 2008, offset in part by higher principal balances on four of the five notes payable to Hallmark affiliates.  Additionally, on April 14, 2008, the Tax Note was credited $1.5 million, which represented the Company’s share of an IRS interest refund that Hallmark Cards received. This refund of interest reduced the balance of the Tax Note. During the six months ended June 30, 2007, the Company recorded $7.9 million of interest expense related to the Tax Note.

Liquidity and Capital Resources

During the six months ended June 30, 2008 our operating activities provided $17.0 million of cash.  During the comparable period in 2007, our operating activities consumed $8.1 million of cash.  The most significant contribution to this favorable change of $25.1 million was the increase in operating cash receipts from $117.7 million to $144.6 million during the six months ended June 30, 2007 and 2008, respectively. Additionally, the Company’s net loss for the six months ended June 30, 2008, decreased $63.2 million to $20.6 million from $83.9 million for the six months ended June 30, 2007.

Cash used in investing activities was $2.6 million and $3.3 million for the six months ended June 30, 2007 and 2008, respectively. During the six months ended June 30, 2007 and 2008, the Company purchased property and equipment of $583,000 and $1.3 million, respectively.

Cash provided by financing activities was $3.7 million and cash used by financing activities was $15.4 million for the six months ended June 30, 2007 and 2008, respectively. We borrowed $6.0 million and $18.8 million under our credit facility to supplement the cash requirements of our operating and investing activities during the six months ended June 30, 2007 and 2008, respectively. We repaid principal of $2.0 million and $33.8 million under our credit facility during the six months ended June 30, 2007 and 2008, respectively.

Cash Flows

As of June 30, 2008, the Company had $277,000 in cash and cash equivalents on hand and borrowing capacity under the bank credit facility of $5.5 million.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility.

Operating activities for the year ended December 31, 2007, yielded positive cash flow as have the first two quarters of 2008.  However, there can be no assurance that the Company’s operating activities will continue to generate positive cash flow, which is subject to the risks affecting the Company’s liquidity.

The Company’s principal sources of funds are cash on hand, cash generated by operations and amounts available under the Company’s revolving bank credit facility through May 31, 2009.  In March 2008, the Company and Hallmark Cards entered into an Amended and Restated Waiver Agreement which changed the maturity date of three obligations and deferred payments under certain obligations.  Under an amendment in August 2008, the deferred payments under these obligations were extended to June 30, 2009.  See Note 6 Related Party Long-Term Obligations – Waiver and Standby Purchase Agreement.

 In March 2008, the bank credit facility was extended to May 31, 2009, and the bank’s lending commitment was reduced to $90.0 million.  This commitment decreased to $60.0 million on June 30, 2008, at which time the Company owed $54.5 million on the facility. The bank’s commitment will decrease further to $50.0 million on September 30, 2008, and $45.0 million on March 31, 2009.  The Company plans to use cash flows from operations to reduce outstanding borrowings under the facility and expects these reductions to be sufficient to maintain outstanding borrowings under the commitment levels throughout the term of the facility.  Accordingly, these reductions are dependent upon the Company’s ability to generate sufficient cash flows from operations between June 30, 2008, and the respective dates on which the commitment will be reduced or otherwise expire.  See Note 5 Credit Facility.

The Waiver Agreement requires that Excess Cash Flow as defined in the Waiver Agreement be used to make payments due under the bank credit facility or to pay obligations subject to the Waiver Agreement.  The Company has budgeted and anticipates that it will have substantial Excess Cash Flow for the year ended December 31, 2008 and that this amount will be used to make a reduction in the bank credit facility during the first quarter of 2009.  See Note 6.

However, the existence of any Excess Cash Flow and the amount of it depends on the Company’s results and cash flow in 2008, with its attendant risks, and is not assured.

In some prior years, the Company’s Tax Sharing Agreement with Hallmark Cards has also been a source of cash from financing activities. More recently, benefits to the Company under the tax sharing agreement have been used to reduce amounts owed to Hallmark Cards and its affiliates under the Tax Note.  The Company may have taxable income for 2009 for purposes of the Tax Sharing Agreement because of improved results and because accrued unpaid interest on the Company’s 10.25% Senior Secured Note with HC Crown Corp. is not deducted in determining tax benefits and tax liabilities under that Agreement.  This could result in a cash amount being payable to Hallmark Cards in the second quarter of 2009 unless Hallmark also agrees to defer any such tax liability.  See Note 7 Related Party Transactions – Tax Sharing Agreement.

The Company’s recurring net loss situation necessitates that we continue to monitor and control all areas of expenses, including programming, marketing and distribution.  The Company anticipates that its principal uses of cash during the next twelve months will continue to include the payment of operating expenses, accounts payable and accrued expenses, license fees for programming, interest and repayment of principal under its bank credit facility including the use of Excess Cash Flow as required by the Waiver Agreement, interest under certain notes payable to Hallmark Cards affiliates and payments under the Tax Sharing Agreement with Hallmark Cards.

The Company will endeavor to extend or refinance the bank credit facility prior to or upon its maturity.  Any such extension or refinancing could require the continuation of a letter of credit from Hallmark Cards in support of the bank credit facility or other steps by the Company and, thus, is not assured.  Upon maturity of the credit facility on May 31, 2009, without payment in full, renewal or replacement, (1) JP Morgan Chase Bank, N.A., would have the right to draw down on Hallmark Cards’ irrevocable letter of credit or (2) Hallmark Cards could purchase the interest of the lending bank in the facility.  In either case, Hallmark Cards would have all the obligations and rights of the lending bank under the bank credit facility and could demand payment of outstanding amounts at any time after June 30, 2009 under the terms of the Waiver Agreement.  Upon maturity of the credit facility on May 31, if not paid in full, renewed or replaced, the lending bank could forego a call on Hallmark Cards’ irrevocable letter of credit and instead initiate foreclosure against the Company’s assets. Such foreclosure proceedings would adversely affect our ability to continue our operations. However, prior to any such possible foreclosure, if the Company had not secured a refinancing of the credit facility or alternative financing, the Company would require Hallmark Cards to exercise its option, pursuant to the terms of the Waiver Agreement, to purchase all of the outstanding indebtedness under the credit facility. The credit facility would then be subject to terms of the Waiver Agreement.

Upon maturity of the bank credit facility on May 31, 2009, the Company will not have a comparable credit facility unless the bank credit facility is extended, renewed or replaced.  In that case, the Company would be solely dependent upon day-to-day operating cash receipts to meets its cash requirements.

The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through May 31, 2009, when combined with the deferral of any required payments on related-party debt and related interest described under the Waiver Agreement, and, if necessary, Hallmark Cards’ purchase of any outstanding indebtedness under the bank credit facility in May 2009 as described above, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through June 30, 2009.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber revenue at or above the amount of such revenue for the six months ended June 30, 2008, and continuing growth in advertising revenue. A significant decline in the popularity of the Hallmark Channel, a significant economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.  During the second quarter of 2008 the Company experienced a softening of advertising rates in the scatter market.  The Company expects this softening to continue through the fourth quarter of 2008.

The Company’s long-term obligations include notes payable to Hallmark Cards or affiliates of Hallmark Cards which are the subject of the Waiver Agreement.  These obligations include Notes issued in 2001, 2005 and 2006 which mature on December 31, 2009.  See Note 6.  Amounts currently due under these notes are $105.4 million, $165.1 million and $60.2 million, respectively. The Tax Note in the current amount of $11.1 million matures on July 27, 2009. Additionally, at June 30, 2008, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $14.6 million were included in payable to affiliates on the accompanying consolidated balance sheet.  Another long-term obligation concern is VISN/s ownership of the $25.0 million company obligated mandatorily redeemable preferred membership interest in Crown Media United States that is redeemable no later than December 31, 2010.  See Note 8 Company Obligated Mandatory Redeemable Preferred Interest and NICC License Agreement.

Because of the Company’s possible inability to meet its obligations when they come due on and after June 30, 2009 and through December 31, 2009, the Company anticipates that prior to June 30, 2009, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2008, the decline of the fair value of the fixed income portfolio would not be material.

As of June 30, 2008, our cash, cash equivalents and short-term investments had a fair value of $277,000 and were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three and six months ended June 30, 2008, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of June 30, 2008, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $277,000, or less than 1% of total assets, as of June 30, 2008. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our note and interest payable to HC Crown, and our notes and interest payable to Hallmark Cards affiliates. The balance of those liabilities was $396.3 million, or 29% of total liabilities, as of June 30, 2008. Net interest expense for the three and six months ended June 30, 2008, was $23.8 million, 33%, of our total revenue and $49.9 million, 35%, of our total revenue, respectively. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from levels as of June 30, 2008, our interest expense for the three and six months would change correspondingly by $1.0 million and $2.1 million, respectively.

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

b.              Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2008 annual meeting of stockholders was held on June 24, 2008.  The following proposals were voted upon at the meeting, with the following number of votes cast for, against or withheld:

Proposal 1: Election of Directors

Name	Number of Votes For	Votes For as a Percent of Votes Eligible	Votes Withheld
Dwight C. Arn	373,444,871	98.06%	716,318
William Cella	374,113,564	98.23%	47,625
Glenn Curtis	373,211,560	98.00%	949,629
Steve Doyal	373,445,671	98.06%	715,518
Brian E. Gardner	373,290,402	98.02%	870,787
Herbert A.Granath	374,118,493	98.23%	42,696
David E. Hall	373,286,422	98.02%	874,767
Donald J. Hall, Jr.	373,445,791	98.06%	715,398
Irvine O. Hockaday, Jr.	373,002,794	97.94%	1,158,395
A. Drue Jennings	374,040,171	98.21%	121,018
Peter A. Lund	374,120,222	98.24%	40,967
Brad R. Moore	373,446,671	98.06%	714,518
Henry S. Schleiff	373,453,716	98.06%	707,473
Deanne R. Stedem	373,287,258	98.02%	873,931

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
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

3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1	Amendment No. 1 to Waiver and Standby Purchase Agreement dated August 1, 2008, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc.
10.2	Trademark License Extension Agreement (Hallmark Movie Channel), dated August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.
10.3	Trademark License Extension Agreement (Hallmark Channel), dated August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC.
10.4*	Amendment to Employment Agreement, dated as of May 9, 2008, by and between Laura Masse and Crown Media Holdings, Inc.
10.5*	Amendment to Employment Agreement, dated as of May 30, 2008, by and between Janice Arouh and Crown Media Holdings, Inc.
10.6**	Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and the Company.**
10.7*	Crown Media Holdings, Inc. 2008 Annual Advertising Sales Commission Plan.**
31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

* Management contract or compensating plan or arrangement.

** Portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature	Title	Date

By: /s/ HENRY S. SCHLEIFF	Principal Executive	August 6, 2008
Officer
Henry S. Schleiff

By: /s/ BRIAN C. STEWART	Principal	August 6, 2008
Financial and
Brian C. Stewart	Accounting Officer