Form 10-Q
period 2008-09-30
CROWN MEDIA HOLDINGS INC
filed 2008-11-06
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 3, 2008, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of September 30,
	2007	2008
ASSETS

Cash and cash equivalents	$1,974	$4,298
Accounts receivable, less allowance for doubtful accounts of $242 and $261, respectively	68,603	55,715
Program license fees — affiliates	166	1,055
Program license fees — non-affiliates	119,523	92,077
Prepaid and other assets	4,478	4,021
Prepaid program license fee assets	8,361	15,657
Total current assets	203,105	172,823

Program license fees — affiliates	653	8,107
Program license fees — non-affiliates	129,268	176,564
Subscriber acquisition fees, net	3,333	3,984
Property and equipment, net	15,962	15,942
Goodwill	314,033	314,033
Prepaid and other assets	9,887	7,739
Total assets	$676,241	$699,192

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

(continued)

	As of December 31,	As of September 30,
	2007	2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$25,255	$19,961
Audience deficiency reserve liability	15,620	14,438
Accrued restricted stock units	4,609	3,141
License fees payable to affiliates	1,628	1,408
License fees payable to non-affiliates	107,749	115,697
Payables to affiliates	18,951	17,253
Credit facility and interest payable	19,583	35,215
Note and interest payable to Hallmark Cards	—	5,915
Other current liabilities	5,979	3,813
Total current liabilities	199,374	216,841
Accrued liabilities	18,056	15,345
License fees payable to affiliates	—	7,923
License fees payable to non-affiliates	56,521	87,207
Payables to affiliates	4,041	1,869
Credit facility	50,000	—
Note and interest payable to HC Crown	101,360	107,449
Note and interest payable to Hallmark Cards affiliate	57,868	61,338
Senior secured note to HC Crown, including accrued interest	621,266	669,682
Note and interest payable to Hallmark Cards affiliate	158,753	168,273
Note and interest payable to Hallmark Cards	22,075	—
Company obligated mandatorily redeemable preferred interest	18,690	20,355
Other liabilities	19,232	16,920
Obligation to NICC for the repurchase of Class A common stock, extinguished without cash on January 2, 2008, per the agreement, $.01 par value; 4,357,066 and 0 shares issued and outstanding as of December 31, 2007 and September 30, 2008, respectively	32,765	—
Total liabilities	1,360,001	1,373,202
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 69,760,588 and 74,117,654 shares issued and outstanding as of December 31, 2007 and September 30, 2008, respectively	698	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2007 and September 30, 2008	307	307
Paid-in capital	1,411,291	1,459,500
Accumulated deficit	(2,096,056)	(2,134,558)
Total stockholders’ deficit	(683,760)	(674,010)
Total liabilities and stockholders’ deficit	$676,241	$699,192

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenue:
Subscriber fees	$7,389	$14,240	$21,391	$42,672
Advertising	47,819	49,950	142,750	162,836
Advertising by Hallmark Cards	—	—	390	157
Other revenue	104	292	260	901
Total revenue, net	55,312	64,482	164,791	206,566
Cost of Services:
Programming costs
Affiliates	11,247	842	21,149	1,777
Non-affiliates	35,148	35,811	103,327	105,922
Amortization of film assets	(4,739)	(1,148)	(5,260)	(1,148)
Subscriber acquisition fee amortization expense	7,048	—	22,728	—
Amortization of capital lease obligation	289	289	868	868
Other costs of services	2,933	3,318	8,193	9,802
Total cost of services	51,926	39,112	151,005	117,221
Selling, general and administrative expense	11,578	12,640	39,828	37,966
Marketing expense	3,565	4,633	11,850	13,091
Depreciation and amortization expense	377	506	1,270	1,430
(Loss) income from operations	(12,134)	7,591	(39,162)	36,858
Interest income	343	23	1,087	1,225
Interest expense	(26,086)	(25,477)	(83,672)	(76,585)
Net loss and comprehensive loss	$(37,877)	$(17,863)	$(121,747)	$(38,502)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,788	104,788	104,788	104,772
Net loss per share, basic and diluted	$(0.36)	$(0.17)	$(1.16)	$(0.37)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,747)	$(38,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,195	111,738
Accretion on company obligated mandatorily redeemable preferred interest	1,655	1,665
Provision for allowance for doubtful accounts	95	43
Residuals and participations	(5,260)	(1,052)
Impairment of film asset	—	176
Loss on sale of property and equipment	36	—
Stock-based compensation	5,671	1,650
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(870)	12,846
Additions to program license fees	(101,576)	(135,893)
Deletions (additions) to subscriber acquisition fees	858	(2,693)
Increase in prepaid and other assets	(1,124)	(5,929)
Decrease in accounts payable, accrued and other liabilities	(1,561)	(12,343)
Increase in interest payable	70,915	66,700
(Decrease) increase in subscriber acquisition fees payable	(1,206)	1,183
Increase in license fees payable to affiliates	1,635	7,702
(Decrease) increase in license fees payable to non-affiliates	(5,208)	38,633
Increase (decrease) in payables to affiliates	1,723	(3,870)
Decrease in deferred revenue	—	(475)
Net cash (used in) provided by operating activities	(2,769)	41,579
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(970)	(1,772)
Payments to buyer of international business	(3,028)	(2,597)
Proceeds from disposition of property and equipment	3	—
Net cash used in investing activities	(3,995)	(4,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility	7,145	18,761
Principal payments on the credit facility	(13,845)	(53,100)
Principal payments on capital lease obligations	(498)	(547)
Net cash used in financing activities	(7,198)	(34,886)
Net (decrease) increase in cash and cash equivalents	(13,962)	2,324
Cash and cash equivalents, beginning of period	13,965	1,974
Cash and cash equivalents, end of period	$3	$4,298

Supplemental disclosure of cash and non-cash activities:
Interest paid	$6,721	$3,882
Reclassification of additional paid-in capital for obligation to return amounts previously received as capital contributions under tax sharing agreement	$25,192	$—
Tax sharing payment from Hallmark Cards applied to note payable to Hallmark Cards	$6,510	$15,488
Reclassification of Redeemable Common Stock to common stock and paid-in capital	$—	$32,765
Interest payable converted to principal on note payable to Hallmark Card affiliates	$18,778	$24,747

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2008

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its wholly-owned subsidiary, Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television channels (collectively the “Channels” or the “channels”) dedicated to high quality, entertainment programming for adults and families, in the United States. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), the National Interfaith Cable Coalition, Inc. (“NICC”), and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”).

The Company’s continuing operations are currently organized into one operating segment, the domestic channels.

Liquidity

As of September 30, 2008, the Company had $4.3 million in cash and cash equivalents on hand and $14.8 million of current borrowing capacity under the bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates.

Operating activities for the year ended December 31, 2007, yielded positive cash flow as have the nine months ended September 30, 2008.  However, there can be no assurance that the Company’s operating activities will continue to generate positive cash flow.

The Company’s principal sources of funds are cash on hand, cash generated by operations and amounts available under the Company’s revolving bank credit facility through May 31, 2009.  Another significant aspect of the Company’s liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries.  In March 2008, the Company and Hallmark Cards entered into an Amended and Restated Waiver Agreement which changed the maturity date of three obligations and deferred payments under certain obligations.  Under an amendment in October 2008, the deferred payments under these obligations were extended to October 1, 2009. However, under the Waiver Agreement, interest on the 2001, 2005 and 2006 Notes that accrues from November 16, 2008, through December 31, 2008,  is payable in cash in January 2009; subsequent quarterly accrued interest is payable in cash 5 days after each quarterly period.  See Note 6 Related Party Long-Term Obligations – Waiver and Standby Purchase Agreement.

The Waiver Agreement requires that Excess Cash Flow as defined in the Waiver Agreement be used to make payments due under the bank credit facility or to pay obligations subject to the Waiver Agreement.  The Company has budgeted and anticipates that it will have substantial Excess Cash Flow for the year ended December 31, 2008 and that this amount will be used to make a reduction in the bank credit facility during the first quarter of 2009.  See Note 6.  However, the existence and amounts of any Excess Cash Flow depend on the Company’s results and cash flow for the remainder of 2008.

The Company may incur a tax liability to Hallmark Cards in 2009 pursuant to the Tax Sharing Agreement that could result in a cash amount being payable to Hallmark Cards in the second quarter of 2009 unless Hallmark Cards agrees to defer any such tax liability. Additionally, we expect to repay the remaining balance under the Tax Note before its due date of July 27, 2009, through non-cash sources. See Note 7 Related Party Transactions – Tax Sharing Agreement.

The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through May 31, 2009, when combined with the deferral of any required payments on related-party debt and related interest described under the Waiver Agreement, and, if necessary, Hallmark Cards’ purchase of any outstanding indebtedness under the bank credit facility in May 2009 as described below, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through October 1, 2009.

In March 2008, the bank credit facility’s was extended to May 31, 2009, and the bank’s lending commitment was reduced to $50.0 million on September 30, 2008, at which time the Company owed $35.2 million on the facility. The bank’s commitment will decrease further to $45.0 million on March 31, 2009.  Such decrease was made in accordance with the March 2008 amendment to the bank credit facility.  The Company plans to use cash flows from operations to reduce outstanding borrowings under the facility and expects this cash flow to be sufficient to maintain outstanding borrowings under the commitment levels throughout the remaining term of the facility.  Accordingly, the Company’s ability to comply with the scheduled reduction in the Bank credit facility and to pay any amounts outstanding upon the maturity is highly dependent upon the Company’s ability to generate sufficient cash flows from operations between September 30, 2008, and May 31, 2009.  See Note 5 Credit Facility.

The Company will endeavor to extend or refinance the bank credit facility prior to or upon its maturity.  Any such extension or refinancing could require the continuation of a letter of credit from Hallmark Cards in support of the bank credit facility or other steps by the Company and, thus, is not assured.  Upon maturity of the credit facility on May 31, 2009, if the facility has not been paid in full, renewed or replaced (1) JP Morgan Chase Bank, N.A., would have the right to draw down on Hallmark Cards’ irrevocable letter of credit or (2) Hallmark Cards could purchase the interest of the lending bank in the facility.  In either case, Hallmark Cards would have all the obligations and rights of the lending bank under the bank credit facility and could demand payment of outstanding amounts at any time after October 1, 2009 under the terms of the Waiver Agreement.  Upon maturity of the credit facility on May 31, 2009, if not paid in full, renewed or replaced, the lending bank could forego drawing down on Hallmark Cards irrevocable letter of credit and, alternatively, foreclose on the Company’s assets. Such foreclosure proceedings would adversely affect our ability to continue our operations. However, prior to any such possible foreclosure, if the Company had not secured a refinancing of the credit facility or alternative financing, the Company would require Hallmark Cards to exercise its option, pursuant to the terms of the Waiver Agreement, to purchase all of the outstanding indebtedness under the credit facility. The amount purchased would then be subject to terms of the Waiver Agreement.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber revenue at or above the amount of such revenue for the nine months ended September 30, 2008, and continuing growth in advertising revenue. A significant decline in the popularity of the Hallmark Channel, a significant economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.  During the second and third quarters of 2008 the Company experienced a softening of advertising rates in the direct response and scatter market.  Despite the significant decline in economic conditions nationally, and within the advertising industry, these conditions did not materially impact the Company’s ability to fund current and expected levels of cash needed for operations.  The Company expects this softening to continue through at least the second quarter of 2009, but, similarly, does not currently expect these changing market conditions to materially impact the Company’s ability to pay its obligations as they become due.

       The Company’s long-term obligations include notes payable to Hallmark Cards or affiliates of Hallmark Cards which are the subject of the Waiver Agreement.  These obligations include Notes issued in 2001, 2005 and 2006 which mature on December 31, 2009, and amounts currently due under these notes at September 30, 2008, are $337.0 million Additionally, at September 30, 2008, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $14.8 million were included in payable to affiliates on the accompanying condensed consolidated balance sheet.

Because of the Company’s possible inability to meet its obligations when they come due on and after October 1, 2009 and through December 31, 2009, the Company anticipates that prior to October 1, 2009, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives. If the current credit market conditions continue, a refinancing could be difficult.

Upon maturity of the bank credit facility on May 31, 2009, the Company will not have a comparable credit facility.  In that case, the Company would be solely dependent upon day-to-day operating cash receipts to meets its cash requirements.

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

NICC has made a claim stemming from certain provisions in the 2005 NICC Agreement that had not previously been resolved. The Company has conducted extensive negotiations with NICC on this issue and expects to sign a final settlement during the fourth quarter of 2008.  The Company expects that as a result of this settlement, NICC will receive full ownership of “The Note,” a Hallmark Channel original movie currently co-owned by NICC and the Company with the Company maintaining certain broadcast rights on its Channels.  In expectation of such settlement, the Company recognized settlement expense of approximately $500,000 during the third quarter of 2008.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 356,000 and 341,000 stock options for the three and nine months ended September 30, 2007 and 2008, respectively, have been excluded from the calculations of loss per share because their effect would have been anti-dilutive.

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

Five and four of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended September 30, 2007 and 2008, and together accounted for a total of 93% and 68% of consolidated subscriber revenue for those periods, respectively.  Four and three of our distributors each accounted for more than 15% of our subscribers for the three months ended September 30, 2007 and 2008, and together accounted for 77% and 61% of our subscribers on those dates, respectively.

Five and four of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the nine months ended September 30, 2007 and 2008, and together accounted for a total of 92% and 68% of consolidated subscriber revenue for those periods, respectively.  Four and three of our distributors each accounted for more than 15% of our subscribers for the nine months ended September 30, 2007 and 2008, and together accounted for 77% and 61% of our subscribers on those dates, respectively.

Reclassifications

Certain reclassifications have been made to conform the prior period’s financial information to the current presentation.

The Company is a co-owner of “The Note,” which the Company intends to transfer to NICC during the fourth quarter of 2008.  The portion of the film asset retained by the Company will be reclassified as a program license fee asset upon execution of an agreement with NICC.  See Note 10, Commitments and Contingencies, below.

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

The Company does not have balance sheet items carried at fair value on a recurring basis (to which SFAS 157 applies in 2008) such as derivative financial instruments which are valued primarily based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Significant balance sheet items which are subject to non-recurring fair value measurements (to which SFAS 157 will apply in 2009) consist of goodwill, property and equipment, and subscriber acquisition fees. The adoption of SFAS 157 in 2008 has had no effect on the measurement of the Company’s financial assets and liabilities. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2008 years.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for us on January 1, 2009. The Company is still in the process of evaluating the impact FSP 142-3, but does not expect it to have a material impact on its condensed consolidated balance sheets or results of operations.

The FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles, in May 2008.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active.  The Company has not elected to measure eligible financial instruments at fair value. The Company is still in the process of evaluating the impact FSP 157-3, but does not expect it to have a material impact on our condensed consolidated financial statements.

3. Subscriber Acquisition Fees

Subscriber acquisition fees are comprised of the following:

	As of December 31,	As of September 30,
	2007	2008
	(In thousands)
Subscriber acquisition fees, at cost	$9,837	$11,530
Accumulated amortization	(6,504)	(7,546)
Subscriber acquisition fees, net	$3,333	$3,984

Of the net balance at September 30, 2008, the Company expects $4.0 million will be recognized as a reduction of subscriber fee revenue in future periods.

As of December 31, 2007, and September 30, 2008, the condensed consolidated balance sheets also reflect subscriber acquisition fees payable of $29,000 and $1.2 million, respectively, as a component of accounts payable and accrued liabilities. For the three months ended September 30, 2007 and 2008, the Company made cash payments of $250,000 and $0, respectively, relating to current subscriber acquisition fee obligations. For the nine months ended September 30, 2007 and 2008, the Company made cash payments of $348,000 and $1.5 million, respectively, relating to current subscriber acquisition fee obligations.

4. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of September 30,
	2007	2008
	(In thousands)
Program license fees—RHI Entertainment Distribution	$244,920	$275,327
Program license fees—NICC	197	180
Program license fees—Hallmark Cards affiliates	918	9,818
Program license fees—other non-affiliates	297,816	267,572
Program license fees, at cost	543,851	552,897
Accumulated amortization	(294,241)	(275,094)
Program license fees, net	$249,610	$277,803

At December 31, 2007, and September 30, 2008, respectively, an additional $8.4 million and $15.7 million of program license fees were included in prepaid program license fee assets on the accompanying condensed consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the license period.

License fees payable are comprised of the following:

	As of December 31,	As of September 30,
	2007	2008
	(In thousands)
License fees payable—RHI Entertainment Distribution	$21,427	$59,284
License fees payable—NICC	1,078	358
License fees payable—Hallmark Cards affiliates	550	8,973
License fees payable—other non-affiliates	142,843	143,620
Total license fees payable	165,898	212,235
Less current maturities	(109,377)	(117,105)
Long-term license fees payable	$56,521	$95,130

5. Credit Facility

By Amendment No. 14 in March 2008, the maturity date of the bank credit facility was extended to May 31, 2009.  Under this Amendment, the amounts available under this facility have been, and will continue to be, reduced from $130.0 million as follows:

Date	Revolving Credit Commitment
March 10, 2008	$90,000,000
June 30, 2008	$60,000,000
September 30, 2008	$50,000,000
March 31, 2009	$45,000,000
May 31, 2009	-0	-

The Company had at September 30, 2008, $14.8 million of unused revolving credit capacity. Other than with respect to the scheduled decreases in borrowing capacity described above, the Company’s ability to borrow additional amounts under the credit facility is not limited or restricted.  The Company and the lending banks originally entered into the facility in 2001 and have subsequently amended the terms of this facility, with the most recent amendment dated as of March 10, 2008.  The facility is guaranteed by the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.

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

At December 31, 2007, and September 30, 2008, the Company had outstanding borrowings of $69.5 million and $35.2 million, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2007, $69.5 million of the outstanding balance bore interest at the Eurodollar rate (5.60% at December 31, 2007) and $0 bore interest at the JP Morgan Chase Bank prime rate. Under the credit facility, $1.1 million bore interest at the JP Morgan Chase Bank prime rate of 7.75% for three days during September 2007. At September 30, 2008, $35.2 million of the outstanding balance bore interest at the Eurodollar rate (4.45% at September 30, 2008) and $0 bore interest at the JP Morgan Chase Bank prime rate. Under the credit facility, $1.3 million bore interest at the JP Morgan Chase Bank prime rate (7.25%) for five days during January 2008, $5.8 million bore such interest at 7.25% for four days in January 2008, $2.6 million bore such interest at 6.50% for six days in January 2008, $362,000 bore such interest at 6.00% for six days in January and February 2008, $387,000 bore such interest at 6.00% for six days in January and February 2008, $6.8 million bore such interest at 6.00% for six days in February 2008, and $1.6 million bore such interest at 6.00% for four days in February 2008. Interest expense on borrowings under the credit facility for each of the three months ended September 30, 2007 and 2008, was $1.4 million and $389,000, respectively. Interest expense on borrowings under the credit facility for each of the nine months ended September 30, 2007 and 2008, was $4.3 million and $1.8 million, respectively.

Covenants

The credit facility, as amended, contains affirmative and negative covenants.  The Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, contain a detailed description of these covenants. The Company was in compliance with these covenants at September 30, 2008.

6. Related Party Long-Term Obligations

Waiver and Standby Purchase Agreement

On March 10, 2008, the Company, Hallmark Cards and affiliates of Hallmark Cards who hold obligations of the Company entered into an Amended and Restated Waiver and Standby Purchase Agreement, which was most recently amended on October 30, 2008 to extend the waiver period (the “Waiver Agreement”).  The Waiver Agreement replaced a previous version of the Waiver and Standby Purchase Agreement dated March 21, 2006 as amended through October 2007.  The Waiver Agreement as amended extends to October 1, 2009 the period during which the Hallmark Cards and its affiliates will defer the payment of obligations listed below.  The March 2008 agreement also included the following changes:  The annual addition of interest to principal on the obligations described below (except the 10.25% Note continues to add interest semi-annually to the principal); the extension of the maturity dates of three notes (the 2001, 2005 and 2006 notes mentioned below) to December 31, 2009; fixing the interest rate of these three notes to a rate of LIBOR plus 5%, adjusted quarterly; the accrual and addition to principal of interest through November 15, 2008 on these three notes; a requirement that interest on these three notes will be payable in cash, quarterly in arrears five days after the end of each calendar quarter commencing November 16, 2008; and a change to the definition of Excess Cash Flow.  As revised, the Waiver Agreement defers all payments due on any of the following obligations (the “Subject Obligations”) and, except as noted above, payment of interest thereon until October 1, 2009, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•

Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2007, and September 30, 2008, including accrued interest was $101.4 million and $107.4 million, respectively. See Note and Interest Payable to HC Crown below.)

•

$70.0 million note and interest payable to Hallmark Cards affiliate, dated as of March 21, 2006, arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2007, and September 30, 2008, including accrued interest was $57.9 million and $61.3 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•

10.25% senior secured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2007, and September 30, 2008, including accrued interest was $621.3 million and $669.7 million, respectively. See Senior Secured Note below.)

•

Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2007, and September 30, 2008, including accrued interest was $158.8 million and $168.3 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•	Note and interest payable to Hallmark Cards in the amount of $33.1 million, dated as of July 27, 2007. (Total amount outstanding at December 31, 2007, and September 30, 2008,

including accrued interest was $22.1 million and $5.9 million, respectively. See Tax Note below.)

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

The waiver termination date is October 1, 2009, or earlier upon occurrence of any of the following events:  (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness to unrelated parties with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution (formerly known as Hallmark Entertainment Distribution at which time it was a wholly-owned subsidiary of Hallmark Cards); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; (e) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement; or (f) the security agreements granted to the Hallmark parties shall not remain perfected.

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

Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.   “Excess Cash Flow” is defined as 1) the net proceeds of any debt or equity financings; 2) the net cash proceeds from the sale, transfer or release by the Company of assets outside the ordinary course of business; and 3) if positive, the consolidated net cash flow from operations calculated in the same manner (and subject to the same restrictions on selling, general and administrative expenses, capital expenditures and similar items) as “Cash Flow Before Interest, Taxes (including tax sharing payments) and Principal” as set forth in the Crown Media Holdings 2008 budget as approved by the Board of Directors of Crown Media Holdings and provided to the Hallmark parties. For 2009, the restrictions will be those contained in the 2009 budget to be approved by the Board of Directors of Crown Media Holdings and reasonably acceptable to the Hallmark parties.  Any such Excess Cash Flow for 2008 will be used, within one business day of the determination of the amount (anticipated to be in the first quarter of 2009), to repay amounts outstanding under the bank credit facility; any Excess Cash Flow for 2008 remaining after such a payment would be applied to the Subject Obligations listed above.  We expect that there will be Excess Cash Flow sufficient to make a payment on the bank credit facility but not for payments to reduce the Subject Obligations.  See Note 1 Business and Organization — Liquidity for additional information on the Excess Cash Flow for 2008.  Similarly, any such Excess Cash Flow for 2009 will be payable to Hallmark Cards or its affiliates in the first quarter of 2010.

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

Hallmark Letter of Credit

Concurrent with the execution of Amendment No. 14, the existing Hallmark Cards’ support letter of credit was reissued by JP.Morgan in the face amount of $90.0 million and with an expiration date of June 10, 2009.  On July 1, 2008, the face amount was reduced to $60.0 million, the amount of the bank revolving credit commitment. On October 1, 2008, the face amount was reduced to $50.0 million, the amount of the bank revolving credit commitment.

Senior Secured Note

In August 2003, the Company issued a senior note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

In accordance with the Waiver Agreement, cash payments are not required until October 1, 2009. The principal amount of the senior secured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007.  From that date, interest at 10.25% per annum was scheduled to be payable semi-annually on the accreted value of the senior note to HC Crown, but now interest accrued after October 1, 2009, will be payable semi-annually in arrears on August 5 and February 5 of each year until maturity.  The note matures on August 5, 2011, and is pre-payable without penalty. At December 31, 2007, and September 30, 2008, $621.3 million and $669.7 million, respectively, of principal and interest were included in the senior note payable in the accompanying condensed consolidated balance sheets. The note purchase agreement for the senior note contains certain restrictive covenants which, among other things, prevent the Company from incurring any additional indebtedness, purchasing or otherwise acquiring shares of the Company’s stock, investing in other parties and incurring liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown.  Due to the Waiver Agreement, the note is not due until December 31, 2009. Under the Waiver Agreement, interest on this 2001 Note accrues and is added to principal through November 15, 2008.  Commencing November 16, 2008, interest will be payable in cash, quarterly in arrears five days after the end of each calendar quarter. This note is subordinate to the bank credit facility. The rate of interest under this note was equal to LIBOR plus 3% and is currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement. At December 31, 2007, and September 30, 2008, borrowings under the note were $93.5 million and $101.3 million, respectively. Accrued interest on the note of $7.9 million and $6.1 million are included in note and interest payable to HC Crown on the accompanying condensed consolidated balance sheets as of December 31, 2007, and September 30, 2008, respectively. At December 31, 2007, $93.5 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At September 30, 2008, $101.3 million of the outstanding balance bore interest at the Eurodollar rates of 7.79%. At December 31, 2007, and September 30, 2008, $101.4 million and $107.4 million, respectively, are each reported as note and interest payable to HC Crown on the accompanying condensed consolidated balance sheets.

Note and Interest Payable to Hallmark Cards Affiliate

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note.  The rate of interest under this note was equal to LIBOR plus 3% and is currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement Pursuant to the Waiver Agreement, the promissory note is payable in full on December 31, 2009.  Under the Waiver Agreement, interest on this 2005 Note accrues and is added to principal through November 15, 2008.  Commencing November

16, 2008, interest will be payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2007, and September 30, 2008, borrowings under the note were $146.4 million and $158.8 million, respectively. Accrued interest on the note of $12.4 million and $9.5 million is included in note and interest payable to Hallmark Cards affiliate on the accompanying condensed consolidated balance sheets as of December 31, 2007, and September 30, 2008, respectively. At December 31, 2007, $146.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At September 30, 2008, $158.8 million of the outstanding balance bore interest at the Eurodollar rates of 7.79%. At December 31, 2007, and September 30, 2008, $158.8 million and $168.3 million, respectively, are each reported as note and interest payable to Hallmark Cards affiliate in the accompanying condensed consolidated balance sheets.

Note and Interest Payable to Hallmark Cards Affiliate

On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note. The rate of interest under this note was equal to LIBOR plus 3% and is currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement. Pursuant to the Waiver Agreement, the promissory note is payable in full on December 31, 2009. Under the Waiver Agreement, interest on this 2006 Note accrues and is added to principal through November 15, 2008.  Commencing November 16, 2008, interest will be payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2007, and September 30, 2008, borrowings under the note were $53.4 million and $57.9 million, respectively. Accrued interest on the note of $4.5 million and $3.5 million is included in note and interest payable to Hallmark Cards affiliate on the accompanying condensed consolidated balance sheet as of December 31, 2007, and September 30, 2008, respectively. At December 31, 2007, $53.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%.  At September 30, 2008, $57.9 million of the outstanding balance bore interest at the Eurodollar rates of 7.79%.  At December 31, 2007, and September 30, 2008, $57.9 million and $61.3 million, respectively, are each reported as note and interest payable to Hallmark Cards affiliate in the accompanying condensed consolidated balance sheets.

Tax Note

On July 27, 2007, the Company replaced a payable to Hallmark Cards under the Tax Sharing Agreement with a $33.1 million promissory note payable to Hallmark Cards due in July 2009 with interest at LIBOR plus 3% per annum (the “Tax Note”).  The Tax Note may be prepaid in whole or in part with no penalty.  The Company is not required to make any cash payments prior to maturity. Until the Tax Note and related interest is paid in full, Hallmark Cards will offset any future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then against the unpaid principal balance. In September 2007, Hallmark Cards offset $6.5 million against $508,000 of accrued and unpaid interest and $6.0 million of unpaid principal. Additionally, in September 2007, the Company recorded an additional $85,000 charge to interest expense related to the receipt of an invoice for the actual amount owed in regard to the return of tax benefits under the Tax Sharing Agreement. In December 2007, Hallmark Cards offset $5.7 million against $571,000 of accrued and unpaid interest and $5.1 million of unpaid principal. In March 2008, Hallmark Cards offset $5.1 million against $429,000 of accrued and unpaid interest and $4.6 million of unpaid principal. In June 2008, Hallmark Cards offset $5.1 million against $233,000 of accrued and unpaid interest and $4.8 million of unpaid principal. In September 2008, Hallmark Cards offset $5.3 million against $164,000 of accrued and unpaid interest and $5.2 million of unpaid principal.

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

At December 31, 2007, and September 30, 2008, interest was paid to the respective balance sheet dates. At December 31, 2007, $22.1 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%.  At September 30, 2008, $5.9 million of the outstanding balance bore interest at the Eurodollar rates of 5.79%.  At December 31, 2007, and September 30, 2008, borrowings under the note were $22.1 million and $5.9 million, respectively, and are each reported as note and interest payable to Hallmark Cards in the accompanying condensed consolidated balance sheets.

The Tax Note and all payments thereunder are subordinated to the bank credit facility extended to the Company by JP Morgan Chase Bank.

Interest Paid to HC Crown

Interest expense paid to HC Crown was $457,000 for the three months ended September 30, 2007, and $241,000 for the three months ended September 30, 2008. Interest expense paid to HC Crown was $1.4 million for the nine months ended September 30, 2007, and $953,000 for the nine months ended September 30, 2008.

Related Party Long-Term Obligations

The aggregate maturities of related party long-term debt for each of the five years subsequent to September 30, 2008, are as follows:

	Payments Due by Period
	Total	2008	2009	2010	2011	2012
	(In thousands)
Note and interest payable to HC Crown, with principal due December 31, 2009	$107,449	$—	$107,449	$—	$—	$—
10.25 % Senior secured note to HC Crown, including accrued interest, due August 5, 2011	669,682	—	—	—	669,682	—
Note and interest payable to Hallmark Cards affiliate with principal due December 31, 2009	168,273	—	168,273	—	—	—
Note and interest payable to Hallmark Cards affiliate with principal due December 31, 2009	61,338	—	61,338	—	—	—
Note and interest payable to Hallmark Cards due July 27, 2009	5,915	—	5,915	—	—	—
	$1,012,657	$—	$342,975	$—	$669,682	$—

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

The Company received $6.5 and $5.3 million (including the $6.5 million offset against the Tax Note during the third quarter of 2007 and the $5.3 million offset against the Tax Note during the third quarter of 2008) under the Tax Sharing Agreement during three months ended September 30, 2007 and 2008, respectively. The Company received $6.5 and $15.5 million (including the $6.5 million offset against the Tax Note during 2007 and the $15.5 million offset against the Tax Note during 2008) under the Tax Sharing Agreement during nine months ended September 30, 2007 and 2008, respectively. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements are recorded as an addition to paid-in capital.

Accounting for Uncertainty in Income Taxes

Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), if the probability for sustaining a tax position is at least more likely than not, then the tax position is warranted and recognition should be at the highest amount which is greater than 50% likely of being realized upon ultimate settlement. At September 30, 2008, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of the date of adoption and on September 30, 2008, we have no accrued interest related to uncertain tax positions.

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

Services Agreement with Hallmark Cards

The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for additional years through December 31, 2009.  Under the agreement, Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury and cash management services and real estate consulting services.  Under the agreement, the Company agreed to pay Hallmark Cards $546,000 in 2007 and $541,000 in 2008 for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. However, the Company has not paid these amounts with concurrence of Hallmark Cards.

For the year ended December 31, 2007, Crown Media Holdings had accrued $546,000 under the agreement. For the three and nine months ended September 30, 2008, the Company has accrued $135,000 and $406,000 under the agreement. At December 31, 2007, and September 30, 2008, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $13.3 million and $14.8 million, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. At December 31, 2007, and September 30, 2008, out-of-pocket expenses and third party fees were $1.2 million and $1.1 million, respectively.

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

The Company aired one title during 2007 and has recorded $550,000 as a license fee payable to affiliate related to this title at December 31, 2007. Windows opened for additional titles in the amount of $800,000 and $8.9 million during the three and nine months ending September 30, 2008.

8. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

VISN owns a $25.0 million company obligated mandatorily redeemable preferred membership interest in Crown Media United States (the “preferred interest”) issued in connection with an investment by the Company in Crown Media United States. On November 13, 1998, the Company, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States (the “company agreement”), which agreement was further amended on February 22, 2001, January 1, 2002, March 5, 2003, January 1, 2004, November 15, 2004, December 1, 2005 (the “December 2005 NICC Settlement Agreement”) and January 2, 2008.

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

During the three months ended September 30, 2007, and 2008, Crown Media United States paid NICC $4.0 million and $0, respectively, related to the company agreement as amended. During the nine months ended September 30, 2007, and 2008, Crown Media United States paid NICC $15.3 million and $6.4 million, respectively, related to the company agreement as amended.

9. Share-Based Compensation

The Company recorded $784,000 and $649,000 of compensation expense associated with the Employment and Performance RSUs during the three month periods ended September 30, 2007 and 2008, respectively, and has included such amounts in selling, general and administrative expense on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recorded $4.2 million and $2.4 million of compensation expense associated with the Employment and Performance RSUs during the nine month periods ended September 30, 2007 and 2008, respectively, and has included such amounts in selling, general and administrative expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

In August 2008, the Company issued cash settlements of $397,000 related to the vesting of the 2005 Employment RSUs.  The Company also issued cash settlements of $151,000 related to the vesting of the 2005, 2006 and 2007 Board of Directors RSUs. Additionally, the Company granted 52,129 RSUs in August 2008 to members of its Board of Directors who were not employees of the Company or Hallmark Cards and its subsidiaries.  These RSUs are part of the compensation of directors consisting of the grant annually of RSUs valued at $40,000.

In August 2008, 255,000 of the 2005 Performance RSUs expired, as the stock price targets were not met as required in the agreement, which terminated in August 2008.

At December 31, 2007, the CEO’s SARs were valued at $4.6 million based on that day’s $6.50 per share closing stock price of our common stock. At September 30, 2008, the CEO’s SARs were valued at $1.4 million based on that day’s $5.03 per share closing stock price of our common stock. The Company recorded $358,000 in compensation expense and $42,000 in compensation benefit related to SARs for the three months ended September 30, 2007 and 2008, respectively, on our condensed consolidated statement of operations and comprehensive loss as a component of selling, general and administrative expense.  The Company recorded $1.4 million in compensation expense and $730,000 in compensation benefit related to SARs for the nine months ended September 30, 2007 and 2008, respectively, on our condensed consolidated statement of operations and comprehensive loss as a component of selling, general and administrative expense.  The SARs of $1.4 million and $697,000 have been recorded in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets at December 31, 2007, and September 30, 2008, respectively.

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

NICC has made a claim stemming from certain provisions in the 2005 NICC Agreement that had not previously been resolved. The Company has conducted extensive negotiations with NICC on this issue and expects to sign a final settlement during the fourth quarter of 2008.  The Company expects that as a result of this settlement, NICC will receive full ownership of “The Note,” a Hallmark Channel original movie currently co-owned by NICC and the Company with the Company maintaining certain broadcast rights on its Channels.  In expectation of such settlement, the Company has recognized settlement expense of approximately $500,000 during the third quarter of 2008.

11.  Residual and Participation Liabilities

During the second quarter of 2007, the Company reduced its estimate of a residual and participation liability related to the Company’s use of the film assets prior to the sale to RHI for $521,000 less than it had originally accrued.  Therefore, the Company recognized negative amortization of film assets in this amount during this time period.

During the third quarter of 2007, the Company completed an analysis of its residual and participation liability, related to the Company’s licenses of the film assets prior to the sale to RHI.  Using new information that became available during this time period, the Company more accurately estimated amounts due and made payments on certain obligations, as well as analyze and determine potential amounts due for exploitation of the films during the applicable period.  The Company determined that it needed to reduce its liability by $4.7 million, and thus, recorded a negative amortization of film assets in this amount during this time period.

The Company also completed an analysis during the third quarter of 2008 of its residual and participation liability, related to the Company’s licenses of the film assets prior to the sale to RHI.  Using new information that became available during this time period, the Company determined that it needed to reduce its liability by $1.1 million, and thus, recorded a negative amortization of film assets in this amount during this time period.

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

With 84.8 million subscribers (as provided by Nielsen Research) in the United States at September 30, 2008, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. For the third quarter of 2008, the Hallmark Channel finished the quarter as the 10th highest rated advertising-supported cable channel for total day ratings and the 9th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005.  Programming on the Hallmark Movie Channel consists of movies and mini-series. The Hallmark Movie Channel generated advertising revenue in 2007 and has generated subscriber fees and advertising revenue in 2008. As distribution continues to expand, the financial contribution of the Hallmark Movie Channel may grow, including increases in advertising and subscription revenue. The Hallmark Movie Channel is operated through Crown Media Holdings’ existing infrastructure at a small incremental cost.  In April 2008, we began distributing the Hallmark Movie Channel HD in high definition format, which has resulted in additional costs, but is expected to result in subscriber growth for the Hallmark Movie Channel.

Our Annual Report on Form 10-K for the year ended December 31, 2007, in Item 2, summarizes information regarding principal real property leases.  The leases for the New York City office and the Greenwood Village, Colorado office have been extended from expirations in 2009 to 2016 for the New York City office and from expiration in 2008 to 2013 for the Greenwood Village office.

Current Challenges and Developments

The Company faces numerous operating challenges. Among them are maintaining and increasing advertising sales revenue, maintaining and expanding the distribution of the Channels, broadening viewership demographics, and increasing viewership ratings.

We have recently completed the 2008 upfront marketing process during which we entered into deals with major advertising firms for approximately 50% of our advertising inventory for the last quarter of 2008 and first three quarters of 2009.  The deals for these inventory units provide the Company with modestly higher CPMs than the inventory guaranteed in the 2007 upfront. The balance of the inventory will be sold in the scatter market. Continued weakness in the economy could result in lower demand and pricing for our inventory, and limit our ability to continue to grow advertising revenue at historical rates.  See “Results of Operations – Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2008 – Revenue” for additional information on advertising revenues.

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

Since January 1, 2007, through April 2008, the Company has renewed its agreements with seven major distributors, accounting for 95% of our subscriber base at September 30, 2008.  Each renewal agreement has a multi-year term. The March 2007 agreement with EchoStar Communication Corporation provided for a repositioning of the Hallmark Channel on the DISH Network, resulting in an addition of approximately 6.4 million Nielsen subscribers in May 2007. It further provided for carrying the Hallmark Movie Channel on a package of the DISH Network, increasing distribution of that Channel by more than 4.0 million subscribers. In May 2007, we executed a renewal of our distribution agreement with the National Cable Television Cooperative (“NCTC”). Under the terms of the renewal, we continue to be available to NCTC’s 1,100 member companies. In November 2007, we executed a renewal agreement with Comcast Corporation, providing Comcast with rights to distribute the Hallmark Channel, the Hallmark Movie Channel and the Hallmark Movie Channel HD.  In the first quarter of 2008, we renewed distribution agreements with Time Warner Cable and DirecTV for multi-year distribution of the Hallmark Channel. In April 2008, we renewed our distribution agreement with Cablevision Systems, which was the final major distribution agreement which originally expired in 2007. The renewal agreement covers the Hallmark Channel as well as the Standard Definition and High Definition versions of the Hallmark Movie Channel, resulting in an increase in distribution of the Hallmark Movie Channel of more than 2 million subscribers.

In September, 2008, we renewed our distribution agreement with Charter Communications Inc.  Under the agreement, Charter continues to deliver the Hallmark Channel and the Hallmark Movie Channel to approximately 4.4 million subscribers.

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

At September 30, 2008, the Hallmark Movie Channel was distributed to over 6.8 million subscribers, an increase of nearly 600,000 subscribers from June 30, 2008.  This increase in distribution has and will continue to improve the Company’s ability to generate advertising revenue from the Hallmark Movie Channel in 2008.

Revenue from Continuing Operations

Our revenue consists of subscriber fees and advertising.

Subscriber Fees

Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our Channels. In the past, for the most part, we have paid certain television distributors up-front subscriber acquisition fees to carry our Channel. Subscriber acquisition fees that we pay are capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. At the time we sign a distribution agreement, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

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

Advertising

Our advertising rates are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment to the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Advertising rates may vary by time of year due to seasonal changes in television viewership. Revenue is recorded net of estimated delivery shortfalls, which are usually settled by providing the advertiser additional advertising time. The remainder of the revenue is recognized as the “make-good” advertising time is delivered.

Cost of Services

Our cost of services consists primarily of the amortization of program license fees, subscriber acquisition fee expense, the cost of signal distribution, and the cost of promotional segments that are aired between programs. We expect cost of services to decrease in 2008 as compared to 2007 as subscriber acquisition fee expense is, and will continue to be, zero in 2008, based primarily upon distribution agreements renewed in 2007 and to date in 2008.

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three and nine months ended September 30, 2007 and 2008, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percent Change			Percent
			2008			Change
	Three Months Ended September 30,		vs.	Nine Months Ended September 30,		2008 vs.
	2007	2008	2007	2007	2008	2007
Revenue:
Subscriber fees	$7,389	$14,240	93%	$21,391	$42,672	99%
Advertising	47,819	49,950	4%	143,140	162,993	14%
Other revenue	104	292	181%	260	901	247%
Total revenue	55,312	64,482	17%	164,791	206,566	25%
Cost of Services:
Programming costs	46,395	36,653	-21%	124,476	107,699	-13%
Subscriber acquisition fee amortization	7,048	0	-100%	22,728	0	-100%
Operating costs	(1,517)	2,459	-262%	3,801	9,522	151%
Total cost of services	51,926	39,112	-25%	151,005	117,221	-22%
Selling, general and administrative expense	11,955	13,146	10%	41,098	39,396	-4%
Marketing expense	3,565	4,633	30%	11,850	13,091	10%
(Loss) income from operations before interest expense	(12,134)	7,591	-163%	(39,162)	36,858	-194%
Interest expense	(25,743)	(25,454)	-1%	(82,585)	(75,360)	-9%
Net loss	$(37,877)	$(17,863)	-53%	$(121,747)	$(38,502)	-68%

Other Data:
Net cash (used in) provided by operating activities	$5,368	$24,580	358%	$(2,769)	$41,579	-1602%
Capital expenditures	$(387)	$(505)	30%	$(970)	$(1,772)	83%
Net cash used in investing activities	$(1,428)	$(1,083)	-24%	$(3,995)	$(4,369)	9%
Net cash used in financing activities	$(10,870)	$(19,476)	79%	$(7,198)	$(34,886)	385%
Total domestic day household ratings (1)(3)	0.710	0.657	-7%	0.700	0.689	-2%
Total domestic primetime household ratings (2)(3)	1.137	1.115	-2%	1.129	1.128	0%
Subscribers at period end	84,535	84,761	0%	84,535	84,761	0%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period July 1 through September 30 and January 1 through September 30, respectively.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2008

Revenue.  Our revenue from continuing operations, comprised of subscriber fees and advertising, increased 17% to $64.5 million for the three months ended September 30, 2008. Our 93% increase to $14.2 million in subscriber fee revenue for the three months ended September 30, 2008, was a result of higher net effective rates on average, primarily due to increases in the number of paying subscribers from renewed distribution agreements and reductions in subscriber acquisition fees netted against gross subscriber revenue.  We anticipate that these same factors will result in substantial increases in subscriber fees during the remainder of 2008, compared to the corresponding period in 2007; subscriber revenue growth beyond 2008 will be limited. Subscriber acquisition fee expense recorded as a reduction of revenue was $1.9 million for the three months ended September 30, 2007, and $702,000 for the comparable period in 2008. The number of paying subscribers at September 30, 2008, when compared to September 30, 2007, has increased as a result of previously amended distribution agreements.

The increase in advertising revenue to $50.0 million for the three months ended September 30, 2008, compared to $47.8 million for the three months ended September 30, 2007, reflects an increase in advertising rates. The number of advertisers was 438 at September 30, 2008, as compared to 448 at September 30, 2007. In addition, approximately $450,000 of the increase in advertising revenue is due to advertising on the Hallmark Movie Channel.

We have experienced in the second and third quarters of 2008 a softening of advertising rates in the scatter and direct response markets, primarily due to deteriorating economic conditions.  There have also been a limited number of cancellations by advertisers as permitted by their contracts.  We expect this softening to continue in the fourth quarter of 2008 and possibly the first two quarters of 2009.  This decrease in rates has resulted in lower advertising revenues in the third quarter of 2008 compared to the second quarter of 2008, in excess of a normal decline in advertising revenue typically experienced by us between the second and third quarters. In response to the lower advertising rates, starting in the third quarter of 2008 we have eliminated some on-air promotions of our programs in order to have more advertising inventory available for sale.

As a result of the economic conditions, we expect a slowing in the growth of our advertising revenues for the remaining quarter in 2008 and the first and second quarters of 2009 when compared to the same quarters in the prior year.  Nevertheless, we still expect advertising revenues for those quarters to be higher percentage-wise, in the single digit range, than those revenues in the same period of the prior year.  If economic conditions improve in the second half of 2009, we would expect to benefit from that improvement and possibly have again double digit growth in advertising revenues.  Our expectations are supported, in part, by advertising revenues which we receive from our clients in the packaged goods, discount retail, pharmaceuticals and entertainment industries.  A majority of our advertising clients are in these areas which have not had to date the significant downturn in ad dollars like the automotive and financial sectors.

Among the 73 ad-supported cable channels in the United States market, the Hallmark Channel ranked 10th in total day with a 0.657 household rating for the three months ending September 30, 2008 and 9th for primetime with a 1.115 household rating for the same period based on Nielsen ratings.   Although we had an increase in distribution to the Nielsen Universe of 5% in the third quarter of 2008 versus the third quarter of 2007, our household ratings were virtually even (or down slightly) for the third quarter of 2008 compared to the third quarter of 2007.  We believe that the reasons for this circumstance include significant sample adjustments to viewers in determining ratings, the 2008 Summer Olympics, and a shift of viewers to cable news channels during the unprecedented media coverage of the national elections and the economic crisis.   We do not expect these temporary events to impact our overall ratings for the balance of 2008.

Cost of services.  Cost of services as a percent of revenue decreased to 61% in 2008, as compared to 94% in 2007. This decrease results from the combined effects of the 17% increase in revenue, discussed above, and the 100% decrease in subscriber amortization fee amortization expense discussed below.

Total programming costs for the three months ended September 30, 2008, decreased 21% following the December 31, 2007, expiration of our programming agreement with NICC and because of the Company’s effort to monitor costs. This was offset in part by the Company licensing Hallmark Hall of Fame movies under a new 2008 agreement with Hallmark Cards that provides 10-year exhibition windows for all licensed films. During the third quarter of 2008, we entered into amendments to two significant programming agreements which added programming and deferred payments of certain programming costs to periods beyond 2008.

        Subscriber acquisition fee amortization expense results from subscriber acquisition costs incurred previously by us and amortized over the remaining life of the relevant distribution agreement. Subscriber acquisition fee amortization expense decreased 100% as all of the expense was net against revenue during three months ended September 30, 2008. The Company’s three largest affiliation agreements became fully amortized during the fourth quarter of 2007.

During the third quarter of 2007, the Company recorded $4.7 million negative amortization of film assets related to a change in estimate of the Company’s residual and participation liability resulting from an analysis of the Company’s third-party licenses and use of the film assets prior to the sale to RHI using information that became available during the third quarter of 2007. During the third quarter of 2008, the Company recorded $1.1 million negative amortization of film assets related to a change in estimate of the Company’s residual and participation liability using information that became available during the third quarter of 2008.

Selling, general and administrative expense.  Our selling, general and administrative expense increased 10% quarter over quarter.  This increase is primarily due to the increase in salary and benefits expense for officers and employees and an increase in settlement expense related to the potential NICC settlement.

Marketing expense.  Our marketing expense increased 30% due to increased media costs and increased promotional activities in the third quarter of 2008 as compared to the third quarter of 2007. The Company had one marketing promotion for “Avenging Angel” in July 2007. The Company also had one marketing promotion for “A Gunfighter’s Pledge” in July 2008. A “Gunfighter’s Pledge” had a larger national off-air campaign than the one executed in 2007.  In addition to radio, television, print and online advertising, we executed a multi-market event to drive press coverage and viewer awareness.

Interest expense.  Interest expense for the three months ended September 30, 2008, decreased $289,000 compared to the three months ended September 30, 2007.  The principal balance of our credit facility went from $54.5 million at June 30, 2008, to $35.2 million at September 30, 2008 (the balance decreased from $91.7 million at June 30, 2007, to $80.9 million at September 30, 2007) and a decrease in the bank credit facility interest rate from 5.88% at September 30, 2007, to 4.45% at September 30, 2008, offset in part by higher principal balances on four of the five notes payable to Hallmark Cards affiliates.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2008

Revenue.  Our revenue from continuing operations, comprised of subscriber fees and advertising, increased 25%

to $206.6 million for the nine months ended September 30, 2008. Our subscriber fee revenue for the nine months ended September 30, 2008, increased $42.7 million or 99%, as a result of higher net effective rates on average, primarily due to increases in the number of paying subscribers from renewed distribution agreements and reductions in subscriber acquisition fees netted against gross subscriber revenue.  Subscriber acquisition fee expense recorded as a reduction of revenue was $4.8 million for the nine months ended September 30, 2007, and $2.0 million for the comparable period in 2008. The number of paying subscribers has increased as a result of previously amended distribution agreements.

The increase in advertising revenue to $163.0 million for the nine months ended September 30, 2008, compared to $143.1 million for the nine months ended September 30, 2007, reflects an increase in advertising rates. In addition, approximately $2.5 million of the increase in advertising revenue is due to advertising on the Hallmark Movie Channel.

Among the 73 ad-supported cable channels in the United States market, the Hallmark Channel ranked 11th in total day with a 0.689 household rating for the nine months ending September 30, 2008 and 9th for primetime with a 0.700 household rating for the same period based on Nielsen ratings.

Cost of services.  Cost of services as a percent of revenue decreased to 57% in 2008, as compared to 92% in 2007. This decrease results from the combined effects of the 25% increase in revenue, discussed above, and the 100% decrease in subscriber amortization fee amortization expense discussed below.

Total programming costs for the nine months ended September 30, 2008, decreased 13% following the December 31, 2007, expiration of our programming agreement with NICC and because of the Company’s effort to monitor costs. This was offset in part by the Company licensing Hallmark Hall of Fame movies under a new 2008 agreement with Hallmark Cards that provides 10-year exhibition windows for all licensed films.

        Subscriber acquisition fee amortization expense results from subscriber acquisition costs incurred previously by us and amortized over the remaining life of the relevant distribution agreement. Subscriber acquisition fee amortization expense decreased 100% as all of the expense was net against revenue during nine months ended September 30, 2008. The Company’s three largest affiliation agreements became fully amortized during the fourth quarter of 2007.

During the second quarter of 2007, the Company reduced its estimate of a residual and participation liability for $521,000 less than it had originally accrued for it in conjunction with the sale of its film library.  During the third quarter of 2007, the Company recorded $4.7 million negative amortization of film assets related to a change in estimate of the Company’s residual and participation liability resulting from an analysis of the Company’s third-party licenses and use of the film assets prior to the sale to RHI using information that became available during the third quarter of 2007. During the third quarter of 2008, the Company recorded $1.1 million negative amortization of film assets related to a change in estimate of the Company’s residual and participation liability using information that became available during the third quarter of 2008.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased 4% period over period.  This decrease is primarily due to the $1.8 million decrease and $2.1 million decrease of our expense related to the RSU liability and SAR liability, respectively. This decrease was partially offset by increases in salary, research, and communication expenses and an increase in settlement expense related to the potential NICC settlement described in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements in this Report.

Marketing expense.  Our marketing expense increased 10% due to increased media costs and increased promotional activities in 2008 as compared to 2007. The Company had three marketing promotions in the first nine months of 2007: “Love is a Four Letter Word” in February 2007, “A Stranger’s Heart” in May 2007, and “Avenging Angel” in July 2007. The Company also had three marketing promotions in 2008: “The Good Witch” in January 2008, “Bridal Fever” in February 2008, and “A Gunfighter’s Pledge” in July 2008. A “Gunfighter’s Pledge” had a larger national off-air campaign than the one executed in the third quarter of 2007as discussed above.

Interest expense.  Interest expense for the nine months ended September 30, 2008, decreased $7.2 million compared to the nine months ended September 30, 2007.   The principal balance of our credit facility went from $69.6 million at December 31, 2007, to $35.2 million at September 30, 2008 (the balance decreased from $87.6 million at December 31, 2006 to $80.9 million at September 30, 2007) and a decrease in the bank credit facility interest rate from 5.88% at September 30, 2007, to 4.45% at September 30, 2008, offset in part by higher principal balances on four of the five notes payable to Hallmark Cards affiliates.  Additionally, on April 14, 2008, the Tax Note was credited $1.5 million, which represented the Company’s share of an IRS interest refund that Hallmark Cards received. This refund of interest reduced the balance of the Tax Note. During the nine months ended September 30, 2007, the Company recorded $7.9 million of interest expense related to the Tax Note.

Liquidity and Capital Resources

During the nine months ended September 30, 2008 our operating activities provided $41.6 million of cash.  During the comparable period in 2007, our operating activities consumed $2.8 million of cash.  The most significant contribution to this favorable change of $44.3 million was the increase in operating cash receipts from $178.3 million to $220.0 million during the nine months ended September 30, 2007 and 2008, respectively. Additionally, the Company’s net loss for the nine months ended September 30, 2008, decreased $83.2 million to $38.5 million from $121.7 million for the nine months ended September 30, 2007.

Cash used in investing activities was $4.0 million and $4.4 million for the nine months ended September 30, 2007 and 2008, respectively. During the nine months ended September 30, 2007 and 2008, the Company purchased property and equipment of $970,000 and $1.8 million, respectively. During the nine months ended September 30, 2007, the Company paid $3.0 million to the buyer of the international business. During the nine months ended September 30, 2008, the Company paid $2.6 million to the buyer of the international business. In accordance with the terms of the sale of the international business, the Company is obligated to reimburse the buyer for payments on certain lease arrangements, which were assumed by the buyer, at or about the same time the buyer is obligated to pay the lessor.

Cash used in financing activities was $7.2 million and $34.9 million for the nine months ended September 30, 2007 and 2008, respectively. We borrowed $7.1 million and $18.8 million under our credit facility to supplement the cash requirements of our operating and investing activities during the nine months ended September 30, 2007 and 2008, respectively. We repaid principal of $13.8 million and $56.1 million under our credit facility during the nine months ended September 30, 2007 and 2008, respectively.

Cash Flows

To October 1, 2009

As of September 30, 2008, the Company had $4.3 million in cash and cash equivalents on hand and $14.8 million of current borrowing capacity under the bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates.

Operating activities for the year ended December 31, 2007, yielded positive cash flow as have the nine months ended September 30, 2008.  However, there can be no assurance that the Company’s operating activities will continue to generate positive cash flow.

The Company’s principal sources of funds are cash on hand, cash generated by operations and amounts available under the Company’s revolving bank credit facility through May 31, 2009.  Another significant aspect of the Company’s liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries.  In March 2008, the Company and Hallmark Cards entered into an Amended and Restated Waiver Agreement which changed the maturity date of three obligations and deferred payments under certain obligations.  However, under the Waiver Agreement, interest on the 2001, 2005 and 2006 Notes that accrues from November 16, 2008, through December 31, 2008,  is payable in cash in January 2009; subsequent quarterly accrued interest is payable in cash 5 days after each quarterly period.  Under an amendment in October 2008, the deferred payments under these obligations were extended to October 1, 2009.  See Note 6 Related Party Long-Term Obligations – Waiver and Standby Purchase Agreement.

In March 2008, the bank credit facility was extended to May 31, 2009, and the bank’s lending commitment was reduced to $90.0 million. By its terms, the Bank’s lending commitment was reduced to $60.0 million on June 30, 2008.  This commitment decreased to $50.0 million on September 30, 2008, at which time the Company owed $35.2 million on the facility. The bank’s commitment will decrease further to $45.0 million on March 31, 2009.  Such decreases were made in accordance with the March 2008 amendment to the bank credit facility.  The Company plans to use cash flows from operations to reduce outstanding borrowings under the facility and expects this cash flow to be sufficient to maintain outstanding borrowings under the commitment levels throughout the term of the facility.  Accordingly, the Company’s ability to comply with the scheduled reduction in the Bank credit facility and to pay any amounts outstanding upon the maturity is highly dependent upon the Company’s ability to generate sufficient cash flows from operations between September 30, 2008, and May 31, 2009.  See Note 5 Credit Facility.

The Waiver Agreement requires that Excess Cash Flow as defined in the Waiver Agreement be used to make payments due under the bank credit facility or to pay obligations subject to the Waiver Agreement.  The Company has budgeted and anticipates that it will have substantial Excess Cash Flow for the year ended December 31, 2008 and that this amount will be used to make a reduction in the bank credit facility during the first quarter of 2009.  See Note 6.  However, the existence and amounts of any Excess Cash Flow depend on the Company’s results and cash flow for the remainder of  2008, with its attendant risks, and is not assured.

In prior years, the Company’s Tax Sharing Agreement with Hallmark Cards has also been a source of cash from financing activities. More recently, benefits to the Company under the tax sharing agreement have been used to reduce amounts owed to Hallmark Cards and its affiliates under the Tax Note.  The Company may incur a tax liability to Hallmark Cards in 2009 pursuant to the Tax Sharing Agreement in part because accrued unpaid interest on the Company’s 10.25% Senior Secured Note with HC Crown Corp. is not deducted in determining tax benefits and tax liabilities under that Agreement.  This could result in a cash amount being payable to Hallmark Cards in the second quarter of 2009 unless Hallmark Cards agrees to defer any such tax liability.  See Note 7 Related Party Transactions – Tax Sharing Agreement.

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

The Company will endeavor to extend or refinance the bank credit facility prior to or upon its maturity.  Any such extension or refinancing could require the continuation of a letter of credit from Hallmark Cards in support of the bank credit facility or other steps by the Company and, thus, is not assured.  Upon maturity of the credit facility on May 31, 2009, if the facility has not been paid in full, renewed or replaced (1) JP Morgan Chase Bank, N.A., would have the right to draw down on Hallmark Cards’ irrevocable letter of credit or (2) Hallmark Cards could purchase the interest of the lending bank in the facility.  In either case, Hallmark Cards would have all the obligations and rights of the lending bank under the bank credit facility and could demand payment of outstanding amounts at any time after October 1, 2009 under the terms of the Waiver Agreement.  Upon maturity of the credit facility on May 31, 2009, if not paid in full, renewed or replaced, the lending bank could forego drawing down on Hallmark Cards irrevocable letter of credit and, alternatively, foreclose on the Company’s assets. Such foreclosure proceedings would adversely affect our ability to continue our operations. However, prior to any such possible foreclosure, if the Company had not secured a refinancing of the credit facility or alternative financing, the Company would require Hallmark Cards to exercise its option, pursuant to the terms of the Waiver Agreement, to purchase all of the outstanding indebtedness under the credit facility. The amount purchased would then be subject to terms of the Waiver Agreement.

The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through May 31, 2009, when combined with the deferral of any required payments on related-party debt and related interest described under the Waiver Agreement, and, if necessary, Hallmark Cards’ purchase of any outstanding indebtedness under the bank credit facility in May 2009 as described above, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through October 1, 2009.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber revenue at or above the amount of such revenue for the nine months ended September 30, 2008, and continuing growth in advertising revenue. A significant decline in the popularity of the Hallmark Channel, a significant economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.  During the second and third quarters of 2008 the Company experienced a softening of advertising rates in the direct response and scatter market.  Despite the significant decline in economic conditions nationally, and within the advertising industry, these conditions did not materially impact the Company’s ability to fund current and expected levels of cash needed for operations.  The Company expects this softening to continue through at least the second quarter of 2009, but, similarly, does not currently expect these changing market conditions to materially impact the Company’s ability to fund its operations.

On or After October 1, 2009

The Company’s long-term obligations include notes payable to Hallmark Cards or affiliates of Hallmark Cards which are the subject of the Waiver Agreement.  These obligations include Notes issued in 2001, 2005 and 2006 which mature on December 31, 2009.  See Note 6.  Amounts currently due under these notes at September 30, 2008, are $107.4 million, $168.3 million and $61.3 million, respectively. The Tax Note in the current amount of $5.9 million matures on July 27, 2009. Additionally, at September 30, 2008, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $14.8 million were included in payable to affiliates on the accompanying condensed consolidated balance sheet.  Another long-term obligation concern is VISN’s ownership of the $25.0 million company obligated mandatorily redeemable preferred membership interest in Crown Media United States that is redeemable no later than December 31, 2010.  See Note 8 Company Obligated Mandatory Redeemable Preferred Interest and NICC License Agreement.

Because of the Company’s possible inability to meet its obligations when they come due on and after October 1, 2009 and through December 31, 2009, the Company anticipates that prior to October 1, 2009, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives. If the current credit market conditions continue, a refinancing could be difficult.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2008, the decline of the fair value of the fixed income portfolio would not be material.

As of September 30, 2008, our cash, cash equivalents and short-term investments had a fair value of $4.3 and were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three and nine months ended September 30, 2008, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of September 30, 2008, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $4.3 million, or less than 1% of total assets, as of September 30, 2008. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our note and interest payable to HC Crown, and our notes and interest payable to Hallmark Cards affiliates. The balance of those liabilities was $378.2 million, or 28% of total liabilities, as of September 30, 2008. Net interest expense for the three and nine months ended September 30, 2008, was $25.5 million, 40%, of our total revenue and $75.4 million, 37%, of our total revenue, respectively. Our net interest expense of these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from levels as of September 30, 2008, our interest expense for the three and nine months would change correspondingly by $961,000 and $3.0 million, respectively.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

The following is an additional risk factor concerning our business as a result of current economic conditions in the United States.

Current difficult conditions in the financial services markets may materially and adversely impact our business.

       Dramatic declines in the values of, among other things, various derivative instruments, credit default swaps and the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and possibly a reduction of business activity generally.  A continuation of these conditions could have, among other things, the following potential negative effects:  A reduction in spending by consumers and generally advertisers, which could reduce our number of subscribers, advertising rates and thereby also our revenues; an increase in bad debts or the reserve for bad debts; making more difficult or unlikely a refinancing or replacement of our outstanding indebtedness, whether the bank credit facility or any indebtedness owed to Hallmark Cards and its subsidiaries; and exposure to increased interest expense to the extent that any refinanced debt could be at a higher cost.

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

3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1	Amendment No. 2 to Amended and Restated Waiver and Standby Purchase Agreement dated October 30, 2008, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc.
10.2	Lease Agreement, dated September 8, 2008, by and between Paramount Group, Inc., 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC.
10.3	Guaranty Commitment, dated as of September 2, 2008, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC.
31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ HENRY S. SCHLEIFF	Principal Executive	November 6, 2008
Officer
Henry S. Schleiff

By:	/s/ BRIAN C. STEWART	Principal	November 6, 2008
Financial and
Brian C. Stewart		Accounting Officer