Form 10-K
period 2008-12-31
CROWN MEDIA HOLDINGS INC
filed 2009-03-05
CIK 1103837

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was $98,674,130.

         As of February 27, 2009, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed, are incorporated by reference in Part III of this Form 10-K.

ii

        In this Annual Report on Form 10-K the terms "Crown Media Holdings" or the "Company," refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, Crown Media United States, LLC ("Crown Media United States") and until the completion of the sale of our film library in December 2006, Crown Media Distribution, LLC ("Crown Media Distribution"). The term "common stock" refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

        The name Hallmark and other product or service names are trademarks or registered trademarks of their owners.

 PART I

ITEM 1.    Business

Company Overview

        We own and operate a pay television channel, known as the Hallmark Channel (the "channel"), dedicated to high-quality entertainment programming for adults and families. The Hallmark Channel is a 24-hour television destination for family-friendly programming and a leader in the production of original movies. In addition, we own and operate the Hallmark Movie Channel, which is a 24-hour digital cable network dedicated to offering viewers a collection of movies and mini-series appropriate to the entire family and the Hallmark Movie Channel HD, which was launched in April 2008, and is simulcast alongside the Hallmark Movie Channel and offers a mix of original movies, mini-series and feature films. The Hallmark Movie Channel provides an opportunity for us to build a second programming asset and to use this asset to generate additional advertising revenue. It also serves as a value-added enhancement to maintain or increase the distribution of the Hallmark Channel. These Channels are collectively referred to herein as the "Channels." Our Channels are distributed in the United States of America and its territories and possessions, including Puerto Rico.

        The Channels offer compelling stories, masterfully written, directed and produced with talented and recognized actors. We believe that we have established these Channels as destinations for viewers seeking high-quality entertainment for adults and families, and as attractive outlets for advertisers seeking to target these viewers. We have distribution agreements with leading pay television distributors. The following table shows our Channels' programming sources, selected pay television distributors and the total number of subscribers as of December 31, 2008.

	Hallmark Channel	Hallmark Movie Channel
Programming Sources	• Original Productions	• Original Productions
	• Other third-party sources	• Other third-party sources
	• Hallmark Hall of Fame	• Hallmark Hall of Fame
	• RHI Entertainment Distribution	• RHI Entertainment Distribution
Selected Pay Television Distributors	• Cablevision	• Cablevision
	• Charter	• Charter
	• Comcast	• Comcast
	• Cox	• Cox
	• DIRECTV	• EchoStar
	• EchoStar	• NCTC
	• NCTC	• Time Warner
• Mediacom
• Time Warner
Total Subscribers	85.5 million(1)	14.5 million(2)

(1)
Source: Nielsen Code and The Nielsen Public U.E. December 2008.

(2)
Source: Internal reports.

        We view a "subscriber" as a household that receives, on a full or part-time basis, a Channel on a program tier of a distributor. We determine our Hallmark Channel subscribers from subscriber numbers reported by Nielsen Media Research. Subscribers include both viewers who pay a monthly fee for the tier programming and so-called "promotional" subscribers who are given free access to the tier by the distributor for a limited time.

        Programming acquired from third parties is an important component of our Channels as we continually develop and refine our programming strategy. This programming includes original movies produced by a variety of experienced television production companies. Our production agreements cover one specific movie or a package of several movies. Typically under these agreements, our channels have the right to exhibit the movies for an initial window of 3-5 years and have the right to extend the term for an additional 3 years, which we exercise based on the performance of the movies in their initial window.

        We currently distribute (a) the Hallmark Channel through approximately 5,450 cable, satellite and other pay television distribution systems and (b) the Hallmark Movie Channel through approximately 500 such systems. As of the end of 2008, we had agreements with Cablevision, Charter, Comcast, Cox, DIRECTV, EchoStar, Mediacom, the National Cable Television Cooperative, Time Warner and many other pay television distributors, for the distribution of the Hallmark Channel. We also have agreements with Cablevision, Charter, Comcast, Cox, EchoStar, National Cable Televisions Cooperative, Time Warner and other select distributors, which give these distributors the right to distribute the Hallmark Movie Channel and the Hallmark Movie Channel HD. In addition, we have entered into agreements with several telephone companies that have started to furnish video programming to consumers, including AT&T (formerly SBC), the National Rural Telecommunications Cooperative, and Verizon. Five of our distributors each accounted for more than 10%, and together accounted for a total of 77%, of our consolidated subscriber revenue for the year ended December 31, 2008. Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the year ended December 31, 2008 and together accounted for 61% of our consolidated subscribers on that date.

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

        During 2008, domestic channel operations comprised the Company's sole operating segment. Information concerning revenue, operating losses and identifiable assets attributable to our pay television programming services and our distribution of films (through December 15, 2006) may be found in Note 19 of Notes to Consolidated Financial Statements in this Report.

Development of Business

        Crown Media Holdings, Inc. was incorporated in the State of Delaware in December 1999. Its wholly-owned subsidiary, Crown Media United States, LLC, owns, operates and distributes the Channels. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. ("Hallmark Entertainment Investments"), a subsidiary of Hallmark Cards, the National Interfaith Cable Coalition, Inc. ("NICC"), The DIRECTV Group, Inc. and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation ("Liberty Media") and J.P. Morgan Partners (BHCA), L. P. ("J.P. Morgan").

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

        Pay television distributors own and operate the platforms used to deliver channels to subscribers. These distributors use several different technologies to reach their subscribers as described below. Distributors attempt to create a mix of channels that will be attractive to their subscriber population in an attempt to gain new subscribers and to reduce subscriber turnover. Distributors have different levels of service for subscribers, with each service level containing some different channels. Pay television distributors often create "tiers" of programming services, and our services occasionally are offered on family or movie programming tiers. Various distributors offer additional broadband services such as Internet access, telephony and video-on-demand over their systems.

        As a result of the competition for use of the digital cable capacity for channels and broadband services, pay television channel providers are often required initially to pay subscriber acquisition fees to pay television distributors for carriage on their systems or the addition of subscribers. These subscriber acquisition fees are paid to television distributors on a per subscriber basis and generally in advance of any receipt of subscriber fee revenue from such pay television distributors.

Distribution Platforms

        Four major distribution platforms are currently used to transmit programming. First, cable television systems use coaxial or fiber optic cable to transmit multiple channels between a central facility, known as a headend, and the individual subscriber's television set. Second, analog and digital satellite broadcast systems (such as direct-to-home or "DTH") use satellite transponders to broadcast television programming to individual dwellings with satellite reception equipment, including a dish and a decoder. Third, digital terrestrial television broadcasters ("DTT") typically broadcast locally or through regional or national ground-based transmission networks. In general, such broadcasters use landline, microwave or satellite transmission systems to distribute programming to terrestrial transmission facilities for broadcast directly to viewers' homes. Channels can also be distributed through satellite master antenna television ("SMATV"). SMATV is used primarily for buildings, such as apartments and hotels that receive programming from satellites by means of a single antenna that is connected to the buildings' headend. The television signals are then distributed to individual units in the building by cable. For promotional purposes we exhibit excerpts of certain programming, and in one case, an entire program, on our website. The one case is the offering of our original series "Adoption" on the internet, for both its first season and beginning on November 1, 2008, its second season.

Sources of Revenue

Subscriber Fees

        Pay television customers subscribe to basic services by paying monthly fees for basic channels to pay television distributors. The customers can also subscribe to additional packages of premium or pay-per-view services upon payment of additional fees.

        Generally, we charge our pay television distributors a monthly subscriber fee for the right to distribute our Channels to their subscribers. Generally, these distribution agreements last from three to ten years, and usually include annual increases of subscriber fees. In the past, for the most part, these distribution agreements also involved payments by us for the establishment of the relationship or, together with or in lieu of any payment, waived subscriber fees for our Channels to distributors for a period of time. Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding subscriber fees. For the years ended December 31, 2006, 2007 and 2008 revenue derived from subscriber fees for the Channels were approximately $24.9 million, $27.8 million and $57.2 million, respectively.

Advertising Revenue

        Television advertising is sold in a variety of formats. Most advertising supported cable networks rely largely upon the spot advertisement format. Spot advertisements are normally 30 seconds long and air during or between programs. They are often sold in packages of a certain number of spots with a commitment to deliver a certain number of viewers. An alternative to spot advertising is sponsorship, by which a company sponsors a program or selection of programs on a channel and receives enhanced exposure for its brand and products in these programs. An additional form of television advertising is direct response advertising, which is designed to elicit a specific and quantifiable response from the viewer. Unlike spot advertising, fees payable for this form of advertising are measured by viewer response to advertising, such as product purchases, rather than the viewer ratings which measures success in programming. A majority of the Hallmark Channel advertising revenue is comprised of spot advertising. The Hallmark Movie Channel's revenue has been comprised primarily of direct response revenue.

        The ability of a television channel to generate advertising revenue largely depends on estimated or actual viewing levels, primarily based on ratings, and on advertising rates. In the United States, independent ratings systems on which advertising sales can be based are well established and widely accepted within the industry. In addition, pay television channel providers and distributors may also provide estimated or actual subscriber information. Our Channel typically sells approximately 50% of its advertising in the "up-front" season, generally in June and July, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for audience deficiency units ("ADUs") and sell the remainder in the spot or scatter market. ADUs are units of inventory that are made available to advertisers as fulfillment for advertising purchased in programs which did not deliver the ratings which the advertisers had been guaranteed.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" for information on ratings based on viewing of commercial content as well as programming content.

        As pay television channels draw audience share, audience demographics (i.e. viewers categorized by characteristics such as age, sex and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by buying advertising on channels which attract the desired viewer demographic.

        We have advertising sales offices in New York, Los Angeles, Chicago, and Atlanta. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on our Channels. For the years ended December 31, 2006, 2007 and 2008 revenue from the sale of advertising time on our Channels were approximately $174.2 million, $206.2 million and $223.4 million, respectively. In December 2008, we entered into an agreement with Google Inc. under which advertisers may place ads on the Hallmark Movie Channel through the Google platform, starting April 2009 and on the Hallmark Channel later in 2009.

        Among the 73 ad-supported cable channels in the United States market in 2008, the Hallmark Channel ranked 11th in total day viewership with an average 0.695 household rating for the year and 8th for prime time with an average 1.168 household rating for the year, according to Nielsen Media Research. In 2007, among the 69 ad-supported cable channels in the United States market, the Hallmark Channel ranked 11th in total day viewership with an average 0.714 household rating and 8th for prime time with an average 1.155 household rating, according to Nielsen Media Research. Total day means the time period measured from the time each day the broadcast of commercially-sponsored programming commences to the time such commercially-sponsored programming ends. We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54. The average median age of a viewer of the Hallmark Channel was 59.8 in 2008 and 60.7 in 2007.

Licensing Revenue

        Until we sold our domestic library to RHI Entertainment LLC on December 15, 2006, we licensed our film assets to broadcasters and video distributors (pay television channel providers) who paid a license fee for the right to exhibit or distribute the programming over a certain period of time.

Programming

        Our Channels offer a range of high-quality entertainment programming for adults and families including popular television series, movies, miniseries, theatricals, romances, literary classics, and contemporary stories. Sources for programming on our Channels include programming licensed from Buena Vista Television, CBS Television Distribution, Hallmark Hall of Fame, Paramount Pictures, RHI Entertainment Distribution, Twentieth Television, Warner Bros. and other third party producers.

        Examples of programming from other producers include, the Hallmark Channel original movies The Note, The Good Witch, Accidental Friendship and Old Fashioned Thanksgiving. Examples of programming from the RHI Entertainment Distribution library include, Steve Martini's The Judge, The Outsider, Talking to Heaven, and Fredrick Forsyth's Icon and Supernova. We benefit from original productions, whether they have aired on other networks or are premiered on our Channel. Examples of other third party programming shown on our Channel include the popular series M*A*S*H, Little House on the Prairie, 7th Heaven, Matlock, Walker Texas Ranger, Murder She Wrote, The Golden Girls and I Love Lucy. Examples of Twentieth Television family-friendly movies include Big, Cheaper by the Dozen, Home Alone and Working Girl. Other examples of our third party programming include acquired movies and miniseries such as Ever After, Entrapment, Return to Snowy River and Flight of the Navigator. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time.

        Our channels air, and benefit from, programming previously shown as Hallmark Hall of Fame such as John Grisham's Painted House, The Magic of Ordinary Days, Back When We Were Grownups, Sarah, Plain and Tall and What the Deaf Man Heard.

        We have occasionally sublicensed exhibition rights to third parties to select programs in order to reduce our programming costs.

Distribution

        The Hallmark Channel ended 2008 with 85.5 million subscribers, an increase of 2% from 83.9 million at the 2007 year-end. We currently distribute the Hallmark Channel to approximately 84% of all United States pay television subscribers. The following table shows the approximate number of pay television households and the Hallmark Channel subscribers for each of the eight largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2008.

PAY TELEVISION DISTRIBUTOR	TOTAL U.S. PAY TV HOUSEHOLDS(1)	HALLMARK CHANNEL—U.S. SUBSCRIBERS(1)	HALLMARK CHANNEL—U.S. % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	27,120	21,923	80.8%
DIRECTV	17,320	17,662	102.0%
Time Warner	15,902	12,908	81.2%
Echostar	13,780	11,559	83.9%
Charter	5,692	4,461	78.4%
Cox	5,571	4,543	81.5%
Cablevision	3,001	2,459	82.0%
Mediacom	1,582	1,257	79.4%
NCTC and all others	11,994	8,768	73.1%

Total	101,962	85,540	83.9%

(1)
Source: Nielsen Code and The Nielsen Public U.E. December 2008.

        Our subscribers in the United States have grown from approximately 16.0 million full time subscribers at January 1, 2001.

        Our major distribution agreements have terms with options which extend through December 2023. Of these distribution agreements, an agreement accounting for approximately 5% of our subscriber base at December 31, 2008, will expire and be the subject of renewal negotiations on or prior to December 31, 2010.

        See Item 1A, Risk Factors, below for a risk factor concerning the proposed bankruptcy of Charter Communications. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below for information regarding expiration and renewal of distribution agreements in 2008.

Sales and Marketing

        Our primary target demographics are women aged 25 to 54 and adults aged 25 to 54. Our programming is targeted to adults, but is generally appropriate for viewing by the entire family, which is important to viewers, advertisers and affiliates.

        For over fifty years Hallmark has been a leader in high-quality original television production. The Hallmark Channel and the Hallmark Movie Channel are the only major cable television networks which broadcast the movies previously shown as Hallmark Hall of Fame, a selection of movies from an award-winning entertainment series.

        The power of the Hallmark brand and the quality of our programming combine to:

  •
  provide our viewers with tangible evidence of our commitment to the best in entertainment for the entire family;

  •
  enhance our ability to attract advertising commitments and higher rates ("Cost-Per-Thousands" or "CPM's") from the largest advertisers; and

  •
  provide a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

        Crown Media Holdings currently uses the websites www.hallmarkchannel.com and www.hallmarkmoviechannel.com to promote the Channels and their programs, and to provide information to potential viewers. These websites support major programming events such as original movie premieres and major acquisitions as well as contain information regarding the Channels' program schedule, detailed information on the Channels' programs and their stars. Further, the sites provide platforms for viewer participation in the Channels' sweepstakes promotions and community areas. The sites have advertiser imaging including banner messages and video content.

Channel Operations

        The programming department has been responsible for ensuring the consistent quality of the programming we offer. The programming, scheduling and acquisitions departments work in conjunction with the marketing and creative services departments to create the distinctive appearance of our Channels. Some of these functions are outsourced on an as-needed basis.

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

        The scheduling department creates the play list, which contains a list of daily programming. The scheduling department works with advertising sales and research personnel to continuously monitor the effectiveness of programming content and sequence. The play list is then forwarded to the traffic department.

        The traffic department inserts promotional segments and advertising into the play list and creates the daily log, which contains a detailed schedule of the stream of programming, commercials and promotional materials that will ultimately be distributed to the subscribers of the Channels.

Channel Delivery

        We deliver the daily log and digital tapes of the Hallmark Channel's programming, commercials and promotional messages to a third party network operations center in Denver, Colorado, where the programming, advertising and promotional elements are combined, compressed, and transported to an uplink facility in Littleton, Colorado. The daily log and digital tapes of the Hallmark Movie Channel's commercials and promotional messages are delivered to a third party network operations center in Los Angeles, California (for HD) and Denver, Colorado (for SD), where the respective programming, advertising and promotional elements are similarly combined, compressed, and transported to an uplink facility in Littleton, Colorado. The uplink facility combines the Hallmark Channel's programming with Hallmark Movie Channel HD and SD. The uplink facility then transmits the combined signals to a satellite transponder that covers the United States. The transponder transmits the signal back to cable head-end facilities and direct-to-home satellite services operated by pay television distributors who receive and decode our signal and transmit our Channels to their subscribers.

        The following chart summarizes for the primary distribution platforms through which we deliver our Channels, our primary pay television distributors, and the uplink and satellites we currently use to deliver our Channels.

Market	Primary Distribution Platforms	Primary Pay TV Distributors	Channel Origination Providers/ Locations	Uplink Providers/ Locations	Satellites
United States	Cable	Cablevision	Hallmark Channel: Technicolor Network Services US (formerly, Sparrowhawk Broadcast Services) Denver, CO	Comcast Digital Media Center Littleton, CO	SES Americom
	Satellite	Charter	Hallmark Movie Channel: Andrita Studios Burbank, CA		AMC 11
	Direct-to-	Comcast
	home	Cox
DIRECTV
EchoStar
NCTC
Mediacom
Time Warner

        The contracts with the parties providing origination, uplink, satellite and other services for the delivery of our Channels in the United States expire from 2011 through 2019. Such contracts may be terminated by the vendors prior to the expiration of the contracts under conditions that are customary to contracts of this type. Amounts payable under these contracts, as well as international contracts, are reflected in "Operating and Capital Leases" in the schedule of contractual commitments as of December 31, 2008, as shown in Item 7 below.

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

Competitive Strengths

        We believe that our primary competitive strengths include the following:

Programming

        We have established a track record of providing high quality family programming.

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

Competitive Risks

One Primary Channel Distributed Domestically

        We operate only two channels. Many of our competitors have more than two channels and are also diversified entertainment companies, giving them an advantage in dealing with distributors and advertisers. These companies are also able to leverage costs across multiple channels. Until the Hallmark Movie Channel is more widely distributed, it will not provide significant leverage in negotiations with distributors and advertisers.

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

Employees

        We had 176 employees at December 31, 2007, and 178 employees at December 31, 2008. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good. Most of our Channels' employees work at our offices in Studio City, California and New York, New York.

Available Information

        We will make available free of charge through our website, www.hallmarkchannel.com, this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

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

        Our Channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of December 31, 2008, we had an accumulated deficit of approximately $2.1 billion, total stockholders' deficit of approximately $666.9 million, and goodwill of approximately $314.0 million.

        We cannot assure you that we will achieve an operating profit or sustain a positive cash flow. If we are not able to do so, the trading price of our Class A common stock may fall significantly. To diminish our losses, to continue to be profitable before interest expense and to continue to generate a positive cash flow, we will need to increase our advertising and subscriber revenue. This will require, among other things, maintaining the distribution of our Channels, attracting more and younger viewers to our channels, attracting more advertisers, and maintaining or increasing our subscriber and advertising rates. Risks associated with these areas of our business are described below.

        In addition, in order to accomplish these goals, the management of Crown Media Holdings continues to believe that it is necessary to maintain subscriber levels and enhance our programming, which may result in increased costs for programming. Over the last five years, these actions have contributed to net losses for Crown Media Holdings. To achieve positive net income, we would also need to decrease our interest expense by reducing our outstanding indebtedness.

Our substantial indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

        We have a substantial amount of indebtedness. To the extent interest is deferred and added to principal, the indebtedness increases. As of December 31, 2008, our total debt was $1.1 billion, and we had $2.7 million of cash and cash equivalents and $21.4 million available under our bank credit facility to support our operations. Subject to restrictions under our debt agreements, we may also seek to restructure our debt or to engage in an equity or debt financing to cover any operating losses, to finance acquisitions or capital expenditures or for other purposes.

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

  •
  our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; and

  •
  offers to purchase the Company or its assets at prices that may be attractive to stockholders may be limited.

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

We have significant interest expense, which may impact our future operations.

        High levels of interest expense could have negative effects on our future operations. Interest expense, which includes amortization of debt issuance costs and interest expense on borrowings under our senior and demand notes and bank credit facility, was significant over the past year. Although interest expense was lower in the past twelve months than in the previous twelve months, we continue to have significant outstanding indebtedness and related interest expense. A substantial portion of our cash flow from operations will be used to pay our interest expense and will not be available for other business purposes. In addition, we may need to incur additional indebtedness in the future. We cannot be assured that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

Our liquidity is dependent on external funds.

        Although in the past twelve months we generated positive cash flow from operations, unanticipated significant expense or any developments that hamper our growth in revenue or decreases any of our revenue, may result in the need for additional external funds in order to continue operations. We have no arrangements for any such additional external financings, whether debt or equity, and are not certain whether any new external financing would be available on acceptable terms. Any new debt financing would require the cooperation and agreement of existing lenders.

        Further, as discussed in this report under "Liquidity and Capital Resources" below, we need to (1) extend, refinance or replace our credit facility on or prior to March 31, 2010, or to extend or replace borrowings from Hallmark Cards by March 31, 2010, that would result from Hallmark Cards' purchasing the loans under that facility (see note 9 to our Consolidated Financial Statements), and (2) extend or refinance outstanding notes payables to Hallmark Cards and its subsidiaries on or prior to March 31, 2010, for three obligations and August 2011 in the case of the 10.25% Note, as described later in this Report.

        Upon maturity of the credit facility on March 31, 2010, if not paid in full, JP Morgan Chase Bank can elect to initiate a process to foreclose on the Company's assets. Such foreclosure proceedings would affect our ability to continue our operations. Prior to any such possible foreclosure proceedings, however, the Company would consider various alternatives. The Company could also cause Hallmark Cards, pursuant to the terms of the waiver and standby purchase agreement, to exercise its option to purchase the Bank's interest in the credit facility and the bank credit facility would then be payable to Hallmark Cards upon demand after March 31, 2010.

        Because of our possible inability to meet obligations when they become due on and after March 31, 2010, we anticipate that prior to March 31, 2010, it will be necessary to either extend or refinance the notes payable to affiliates of Hallmark Cards. As part of the combination of actions and in order to obtain additional funding, the Company may consider various alternatives including restructuring of the debt if possible, raising additional capital through the issuance of equity or debt securities or other strategic alternatives.

There is no assurance that Hallmark Cards and its affiliates will extend dates for the deferral of payments on indebtedness owed by us or participate in any extension, refinancing or restructuring of the indebtedness.

        We have substantial outstanding obligations owed to Hallmark Cards and its affiliates. These obligations include promissory notes and amounts owed under a service agreement. Hallmark Cards, its affiliates and we are parties to a Waiver and Standby Purchase Agreement, as amended, under which principal payments and certain interest payments on the promissory notes are deferred until March 31, 2010, subject to earlier termination as provided in that Agreement. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Facility and Hallmark Notes and Item 13—Certain Relationships and Related Transactions and Director Independence. These obligations and the Waiver Agreement have been negotiated by us with Hallmark Cards and its affiliates. Hallmark Cards and its affiliates have no obligation and have not stated any intent, made any commitment or implied that any of them will extend until any later date the deferral of payments on the promissory notes or any service agreement amounts. In addition, Hallmark Cards and its affiliates have no obligation and have not stated any intent, made any commitment or implied that Hallmark Cards or its affiliates would renew, refinance or participate in any restructuring of these obligations. Any decision by Hallmark Cards and its affiliates on these matters is at their discretion.

The bankruptcy of Charter Communications could affect our revenues adversely.

        Charter Communications, which accounts for approximately 5% of our subscribers, stated in early 2009 that it contemplated entering into a Chapter 11 bankruptcy proceeding by April 1, 2009 in order to implement a financial restructuring. Such a bankruptcy could result in a rejection (in essence, a cancellation) of our distribution agreement with Charter Communications, thereby potentially decreasing our subscriber revenue. These effects depend on whether we would be able to renegotiate a new distribution agreement with Charter Communications or any purchaser of Charter Communications after the bankruptcy and whether there are any different terms in any renegotiated agreement. If Charter Communications would be acquired by another distributor in the bankruptcy proceeding, the distribution agreement of the acquiring party may become applicable.

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

        Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. Our competitors may have greater numbers of original productions, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also cause a decline in both advertising and subscriber fees revenue. The decline in revenue could hinder or prevent us from achieving profitability or maintaining a positive cash flow and could adversely affect the market price of our Class A common stock.

If we are unable to increase our advertising revenue, we may be unable to achieve improved results.

        Although it is expected over time that our advertising revenue will increase, if we fail to significantly increase our advertising revenue, we may be unable to achieve or sustain improved results or to expand our business. A failure to increase advertising revenue may be a result of any or all of the following: (i) the current economic environment presents uncertainty regarding the condition of the advertising marketplace and the financial health of many industry segments and individual companies, including those which advertise on our channels; (ii) we may be unable to reduce our average viewer age to be within our target audience of viewers between the ages of 25 and 54; (iii) we may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience; (iv) our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors; (v) the advancement of technologies such as Digital Video Recording may cause advertisers to shift their expenditures to media in which their commercial messages are not circumvented by the technology; and/or (vi) we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots to fulfill guaranteed delivery numbers which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our channels, our number of subscribers, and the viewership ratings for our programming.

Current economic conditions have resulted in softness of advertising rates and may materially adversely impact our business.

        In the second half of 2008, we experienced some softening of our general advertising rate prices and a more dramatic decrease in the rates of our direct response advertising because of economic conditions. We expect the softness in advertising rates to continue during 2009. The volume of advertising has not been impacted. See "Results of Operations" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Year Ended December 31, 2007 Compared to Year Ended December 31, 2008, in this Report for additional information on this subject.

        In addition, the turmoil in the investment market, the tightening of credit and relatively high, increasing levels of unemployment in the United States have lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and possibly a reduction in business activity generally. A continuation of these conditions could have the following negative effects, among others: (1) a reduction in spending by advertisers and consumers in general, which in turn could reduce our number of subscribers and/or advertising rates, resulting in reduced revenue; (2) an increase in bad debts or the reserve for bad debts; making more difficult or unlikely a refinancing or restructuring of our outstanding indebtedness; and (3) exposure to any increased interest expense to the extent that any refinanced or restructured debt could be at a higher cost.

Hallmark Entertainment Investments controls us and this control could create conflicts of interest or inhibit potential changes of control.

        Hallmark Entertainment Investments owns all of our outstanding shares of Class B common stock and owns approximately 80.1% of the outstanding shares of our Class A common stock, representing in the aggregate approximately 95.7% of the outstanding voting power on all matters submitted to our stockholders. Hallmark Entertainment Holdings, a subsidiary of Hallmark Cards, controls the voting of all our shares held by Hallmark Entertainment Investments. Additionally, a significant portion of our overall indebtedness is held by Hallmark Cards or its wholly owned affiliates. This control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. In addition, the control that Hallmark Cards and/or these specific wholly-owned affiliates may exert over us, either directly or indirectly, could give rise to conflicts of interest in certain situations.

We could lose the right to use the name "Hallmark" because we have limited-duration license agreements, which could harm our business.

        We license the name "Hallmark" from Hallmark Licensing, Inc., a subsidiary of Hallmark Cards, for use in the names of our Channels. This license will expire on September 1, 2009. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including failure to comply with Hallmark Cards' programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue.

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

        The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our Class A common stock to decline, including the following:

  •
  failure of our operating results to meet the expectations of investors in any quarter;

  •
  economic conditions that adversely affect our advertising rates or our number of subscribers;

  •
  material announcements by us or our competitors;

  •
  governmental regulatory action;

  •
  technological innovations by competitors or competing technologies;

  •
  perceptions by the investing community or our customers with respect to the prospects of our company or our industry;

  •
  changes in general market conditions or economic trends; and

  •
  failure by us to renew major distribution agreements.

        Additionally, of the approximately 74.1 million shares of the Company's outstanding Class A common stock, only 11.6 million shares (approximately 16%) are held by non-affiliates of the Company. This stock ownership structure may also be a cause of volatility in the market price of the Company's Class A common stock.

        Prior to entering into a new agreement on January 2, 2008, certain programming and other commitments in then existing agreements with the National Interfaith Cable Coalition ("NICC") would have terminated upon the sale of 50% or more of the shares of Class A common stock owned by NICC. On January 2, 2008, we and NICC entered into a new agreement superseding prior agreements and terminating most programming relationships with NICC. Additionally, NICC owns approximately 4.4 million shares of the Company's Class A common stock. As a result of the agreement mentioned above, NICC has sold some of its Class A common stock and may continue to do so, which could have an adverse impact on the share price of our Class A common stock.

Risks Relating to Our Industry

The recent change in the television rating system in the United States could reduce our Channel revenue and our ability to achieve profitability.

        Our domestic advertising revenue is partially dependent on television ratings provided by Nielsen Media Research. In 2007, Nielsen modified its ratings system by increasing its household sample size. In the fourth quarter of 2007, Nielsen began measuring and providing performance data based on viewing of commercial content as well as programming content. As the impact of the changes continue to take effect, our ratings could either be positively or negatively affected by these changes, depending on the demographic characteristics of the households added to the Nielsen sample and the nature of the changes in the measurement systems. From the beginning of the fourth quarter of 2007 through the fourth quarter of 2008, we experienced a decrease in viewers of approximately 5% under the new ratings measurement system compared to the system previously in use. We have factored the new rating information into our advertising rates. Nielsen is continually in the process of modifying its ratings system to accommodate emerging technologies.

Competition could reduce our Channels revenue and our ability to achieve profitability.

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

        Distributors in the United States may attempt to pressure pay TV channels having lower viewership, such as our Channels, to accept decreasing amounts for subscriber fees, to pay higher subscriber acquisition fees or to allow carriage of the Channels without the payment of subscriber fees. Factors that may lead to this pressure include the number of competing pay TV channels, the limited space available on services of distributors in the United States and the desire of distributors to maintain or reduce costs. Any reduction in subscriber fees revenue now or in the future could have a material impact on our operating results and cash flow.

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

ITEM 1B.    Unresolved Staff Comments

        Not applicable.

ITEM 2.    Properties

        The following table provides certain summary information with respect to the principal real properties leased by the Company. We do not own any real property. The leases for these offices and facilities expire between 2010 and 2016. The Company believes the facilities, office space and other real properties leased are adequate for its current operations.

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	37,164
1325 Avenue of the Americas New York, New York	Advertising sales and administrative office and advertising traffic	16,937
6430 S. Fiddlers Green Circle Greenwood Village, Colorado	Administrative office	4,500
205 N. Michigan Ave. Chicago, Illinois	Advertising sales office	3,048
1170 Peachtree Street Atlanta, Georgia	Advertising sales office	180

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

ITEM 3.    Legal Proceedings

        On July 27, 2007, a lawsuit was brought against Crown Media Holdings, Inc. and our former Chief Financial Officer, William Aliber, in the U.S. District Court for the Northern District of Illinois. The plaintiff, Robert Lieblang, claimed to have purchased our common shares on the market from August 31, 2005 to April 13, 2006 and to have sold those shares in April 2006 and in August 2006. The plaintiff alleged that he relied to his detriment on allegedly false and misleading statements by the defendants regarding the possible sale of Crown Media Holdings. We announced the exploration of strategic alternatives including the possibility of selling the Company in August 2005; in April 2006 we announced the termination of an extensive review of strategic alternatives including a possible sale. Plaintiff alleged claims under Section 10(b) of the Securities Exchange Act (and Rule 10b-5), the Illinois Consumer Fraud Act and common law fraud. The complaint sought compensatory damages of approximately $2.0 million plus interest and $6.0 million in punitive damages. We retained counsel to defend Mr. Aliber and the Company and submitted the claims to an insurer under an insurance policy. On November 24, 2008, we entered into a settlement and release agreement with the plaintiff. Under the settlement agreement, the parties agreed to settle the litigation for $300,000 and released each other from any other future claims or liabilities. On December 3, 2008, the U.S. District Court for the Northern District of Illinois issued an order dismissing this case with prejudice. The Company incurred costs in this lawsuit equal to its deductible ($500,000) under its insurance policy; additional costs and the settlement amount were paid by the insurance. No additional expense was recorded during 2008.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

ITEM 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Class A common stock is listed on the NASDAQ Global Market under the ticker symbol "CRWN." Set forth below are the high and low sales prices for our Class A common stock for each quarterly period in 2007 and 2008, as reported on the NASDAQ Global Market.

	Price Range
Common Stock	High	Low
2007
First Quarter	$5.400	$3.610
Second Quarter	$8.000	$4.810
Third Quarter	$8.070	$6.050
Fourth Quarter	$8.340	$5.510
2008
First Quarter	$6.480	$4.520
Second Quarter	$5.440	$4.200
Third Quarter	$5.350	$3.640
Fourth Quarter	$5.230	$1.630

        There is no established public trading market for our Class B common stock, of which 100% is owned by Hallmark Entertainment Investments.

Holders

        As of February 11, 2009, there were 55 record holders of our Class A common stock and one record holder of our Class B common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

        Information related to our Amended and Restated 2000 Long Term Incentive Plan, our only equity compensation plan, is presented as of December 31, 2008 in the following table.

 Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding the Number of Securities to be Issued Upon Exercise of Outstanding Options)
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	341	$11.60	9,659

Stock Purchases

        We did not make any repurchases of our outstanding shares during the fourth quarter of 2008. None of our executive officers purchased shares of our Class A Common Stock in open market transactions during the fourth quarter of 2008.

Performance Graph

        The following graph compares total stockholder return on our Class A Common Stock since December 31, 2003 through December 31, 2008, to the NASDAQ Composite Index and a Peer Group Index consisting of Time Warner Inc., Outdoor Channel Holdings, Inc. and Walt Disney Co. The graph assumes that $100 was invested in our stock on December 31, 2003 and that the same amount was invested in the NASDAQ Composite Index and the Peer Group Index. Historical results are not necessarily indicative of future performance. The following graph is deemed furnished and not filed with the SEC.

        The closing sale price for our stock on December 31, 2003 was $8.27. Our closing stock price on December 31, 2008, the last trading day of our 2008 fiscal year, was $2.85.

ITEM 6.    Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, and the consolidated balance sheet data as of December 31, 2004, 2005, 2006, 2007 and 2008, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

        In April 2005, the Company completed the sale of its international business and classified the operating results of the international business as discontinued operations in the accompanying statements of operations for all periods presented. The Company's discontinued operations consisted of the international channel operations and the international rights to the film library assets.

        In December 2006, the Company completed the sale of its film assets.

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share amounts)
Revenue:
Subscriber fees	$9,874	$18,746	$24,869	$27,812	$57,153
Advertising	104,481	143,780	172,950	205,666	222,967
Advertising by Hallmark Cards	1,846	2,335	1,240	508	429
Film asset license fees	22,035	21,693	1,815	—	—
Sublicense fees and other revenue	—	10,830	305	378	1,245

Total revenue, net	138,236	197,384	201,179	234,364	281,794
Cost of Services:
Programming costs
Hallmark Cards affiliates	12	74	74	82	798
Non-affiliates	89,866	120,503	152,119	164,287	139,900
Amortization of film assets	28,905	51,619	14,739	(5,220)	(745)
Impairment of film assets	22,003	25,542	225,832	—	176
Subscriber acquisition fee amortization expense	26,020	35,928	31,044	30,996	—
Amortization of capital lease	96	1,158	1,157	1,158	1,158
Other costs of services	10,939	20,448	11,273	11,222	12,492

Total cost of services	177,841	255,272	436,238	202,525	153,779
Selling, general and administrative expense	52,209	55,138	43,968	61,452	46,605
Marketing expense	16,477	24,160	16,021	19,733	19,603
Depreciation and amortization expense	6,306	4,471	2,865	1,656	1,932
Gain from sale of film assets	—	—	(8,238)	—	—

(Loss) income from operations before interest expense	(114,597)	(141,657)	(289,675)	(51,002)	59,875
Interest expense, net of interest income	(60,179)	(73,880)	(98,728)	(108,144)	(100,157)

Loss before discontinued operations and cumulative effect of change in accounting principle	(174,776)	(215,537)	(388,403)	(159,146)	(40,282)
Loss from discontinued operations, net of tax	(142,030)	(10,683)	—	—	—
(Loss) gain from sale of discontinued operations, net of tax	—	(6,538)	1,530	114	3,064

Loss before cumulative effect of change in accounting principle	(316,806)	(232,758)	(386,873)	(159,032)	(37,218)
Cumulative effect of change in accounting principle	—	—	(2,099)	—	—

Net loss	$(316,806)	$(232,758)	$(388,972)	$(159,032)	$(37,218)

Other comprehensive income (loss):
Foreign currency translation adjustment	1,421	(3,434)	—	—	—

Comprehensive loss	$(315,385)	$(236,192)	$(388,972)	$(159,032)	$(37,218)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,533	104,619	104,788	104,038	104,776

Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	$(1.67)	$(2.06)	$(3.71)	$(1.53)	$(0.39)
(Loss) gain per share from discontinued operations, basic and diluted	(1.36)	(0.16)	0.02	0.00	0.03
Cumulative effect of change in accounting principle, basic and diluted	—	—	(0.02)	—	—

Net loss per share, basic and diluted	$(3.03)	$(2.22)	$(3.71)	$(1.53)	$(0.36)

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,102	$15,926	$13,965	$1,974	$2,714
Goodwill	314,033	314,033	314,033	314,033	314,033
Total assets	1,512,768	1,273,826	767,783	676,241	739,345
Total long-term debt, excluding current maturities	886,302	971,589	975,007	1,044,772	1,090,662
Stockholders' equity (deficit)	54,636	(123,189)	(478,944)	(683,760)	(666,933)
Other Data:
Capital expenditures	$878	$504	$713	$1,668	$1,868
Total subscribers at year end	64,565	70,666	74,641	83,915	85,540

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company's consolidated financial statements and accompanying notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K should be read in conjunction with the discussion and analysis that follows.

Overview

  Current Business

        We own and operate the Channels. With 85.5 million subscribers (as provided by Nielsen Research) in the United States at December 31, 2008, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. For the fourth quarter of 2008, the Hallmark Channel finished the quarter as the 11th highest rated advertising-supported cable channel for total day ratings and the 8th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

        We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005. Programming on the Hallmark Movie Channel consists of movies and mini-series. The Hallmark Movie Channel generated advertising revenue in 2007 and has generated subscriber fees and advertising revenue in 2008. As distribution continues to expand, the financial contribution of the Hallmark Movie Channel may grow, including increases in advertising and subscription revenue. The Hallmark Movie Channel is operated through Crown Media Holdings' existing infrastructure at a small incremental cost. In April 2008, we began distributing the Hallmark Movie Channel HD in high definition format, resulting in additional costs; however, we expect this additional format to contribute to subscriber growth for the Hallmark Movie Channel.

        For information regarding the sale of the domestic film library, through the sale of the Company's membership interest in Crown Media Distribution, see Note 1 of Notes to the Consolidated Financial Statements in this Report.

  Current Challenges and Developments

        The Company faces numerous operating challenges. Among them are maintaining and increasing advertising sales revenue, maintaining and expanding the distribution of the Channels, broadening viewership demographics to meet our target audience, and increasing viewership ratings.

        We have completed the 2008/2009 upfront sales process during which we entered agreements with major advertising firms representing approximately 51% of our advertising inventory for the last quarter of 2008 and first three quarters of 2009. This inventory was sold at CPMs approximately 7% higher than the inventory sold in the 2007/2008 upfront. The balance of the inventory will be sold in the scatter market. Continued weakness in the economy could result in lower demand and pricing for our inventory, and limit our ability to continue to grow advertising revenue at historical rates. See "Results of Operations—Year Ended December 31, 2007 Compared to Year Ended December 31, 2008—Revenue" for additional information on advertising revenue.

        Distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. The long-term distribution challenges are renewing our distribution arrangements with the multiple system operators as they expire on favorable terms. Our major distribution agreements have terms which expire at various times from September 30, 2009, through, with options to renew, December 2023.

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

        In September 2008, we renewed our distribution agreement with Charter Communications Inc. Under the agreement, Charter continues to deliver the Hallmark Channel and the Hallmark Movie Channel to approximately 4.4 million subscribers.

        Domestic telephone companies have entered the business of distributing television channels to households through their wire-lines. We have agreements with several telephone companies and cooperatives of telephone companies, which permit the carriage of the Hallmark Channel and the Hallmark Movie Channel and Hallmark Movie Channel HD, and are negotiating with others.

        The universe of cable TV subscribers in the United States is approximately 100 million homes. The top 30 cable TV networks in the United States, measured by the number of subscribers, have 90 million or more subscribers. Our goal is for the Hallmark Channel to reach 90 million subscribers in the next one to two years.

        Three factors have contributed to the ratings of the Hallmark Channel: acquired series and movies, original productions and marketing and promotional efforts. Certain acquired series have consistently delivered strong ratings across all day-parts. Original productions are our most high profile programs and generate the Hallmark Channel's highest ratings. Their ratings success is of significant help to our distribution and advertising sales teams in selling the Hallmark Channel. The Company typically incurs additional marketing and promotional expenses surrounding original productions and certain acquired movies.

        Historically, Nielsen cable television ratings were based on viewing of networks' programming content. Beginning in the fourth quarter of 2007, Nielsen began measuring and providing performance data based on viewing of commercial content as well as programming content. The new ratings information also includes data on viewing of program content through digital recording devices (i.e., DVR's), if that viewing occurs within three days of the program's air date. From the beginning of the fourth quarter of 2007 through the second quarter of 2008, we experienced a decrease in viewers of approximately 5% under the new ratings measurement system as compared to the old ratings system. We have factored the new rating information into our advertising rates, and at this time we do not expect a significant impact from the new rating information on our net advertising rates.

        At December 31, 2008, the Hallmark Movie Channel was distributed to over 14.5 million subscribers, an increase of nearly 7.7 million subscribers from September 30, 2008. This increase in distribution has and will continue to improve the Company's ability to generate advertising revenue from the Hallmark Movie Channel in 2009.

  Sale of Membership Interests in Crown Media Distribution

        Please see Note 1 in our Consolidated Financial Statements—Sale of Membership Interests in Crown Media Distribution of Notes to the Consolidated Financial Statements in this Report.

  Impairment of Assets

        Please see Note 3 of Notes to the Consolidated Financial Statements in this Report for information on impairment charges for 2006.

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

  •
  the degree of competition in the market;

  •
  the relative position in the market of the distributor and the popularity of the channel;

  •
  the packaging arrangements for the channel; and

  •
  other commercial terms and length of the contract term.

        We are in continuous negotiations with our existing distributors to increase our subscriber base in order to enhance our advertising revenue. We have been subject in the past to requests by major distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors' efforts to market our Channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees

        Our Channels are usually offered as one of a number of channels on either a basic tier or part of other program packages and are not generally offered on a stand-alone basis. Thus, while a cable or satellite customer may subscribe and unsubscribe to the tiers and program packages in which one of our Channels is placed, these customers do not subscribe and unsubscribe to our Channels alone. We are not provided with information from the distributors on their overall subscriber churn and in what manner their churn rates affect our subscriber counts; instead, we are provided information on the total number of subscribers who receive the Channels.

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

  Advertising

        Our advertising rates are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership. Revenue is recorded net of estimated delivery shortfalls, which are usually settled by providing the advertiser additional advertising time. The remainder of the revenue is recognized as the "make-good" advertising time is delivered.

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

Cost of Services

        Our cost of services consists primarily of the amortization of program license fees; subscriber acquisition fee expense; the cost of signal distribution; administration, distribution and, until we sold our film assets, amortization of and other exploitation of our film assets; and the cost of promotional segments that are aired between programs. We expect cost of services in 2009 to increase slightly or remain at the 2008 level.

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

Program License Fees

        Program license fees are paid in connection with the acquisition of the rights to air programs acquired from others. The cost of program rights are deferred and then amortized on a straight-line basis over the shorter of their contractual license periods or anticipated usage. On a yearly basis, the Company evaluates the realizability of these deferred license fees in relation to the estimated future revenue. Estimates of net realizable value for program license fees are determined using future estimated advertising revenue and anticipated patterns of programming usage on a day part basis (blocks of time during the day) as it pertains to programming licensed to a Channel. These estimates of expected annual future estimated revenue are compared to net book value of the program license fee assets to determine if the programming assets are expected to be recovered. Where the analysis indicates the costs are in excess of the estimated net realizable value, additional programming costs are immediately recognized in the amount of the excess.

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

        Advertising revenue, net of agency commissions, is recognized in the period in which related commercial spots or long form programming are aired and as ratings guarantees to advertisers are achieved. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting operations. Customers remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue or audience deficiency units.

Audience Deficiency Unit Liability

        Audience deficiency units ("ADUs") are units of inventory that are made available to advertisers as fulfillment for the inventory the advertiser purchased that ran in programs that under-delivered on the guaranteed ratings.

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

Effects of Transactions with Related and Certain Other Parties

Hallmark Transactions

        In 2009 to date and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, trademark licenses, administrative services, a Tax Sharing Agreement, the issuance of a $400.0 million senior note, notes payable and a debt waiver agreement.

Amended Waiver and Standby Agreement

        In March 2005, as part of an amendment to our bank credit facility, Hallmark Cards provided a letter of credit to the lenders for an amount equal to the maximum amount which may be borrowed under the bank credit facility, which letter of credit will be cancelled with the permission of J.P. Morgan effective April 1, 2009. As of April 1, 2009, Hallmark Cards is providing a guarantee agreement for the bank credit facility. Under Amendment No. 9 to the bank credit agreement dated March 21, 2006, Hallmark Cards acquired the right to purchase all of the bank lender's interest in the bank credit facility. Under a waiver and standby purchase agreement entered into by Hallmark Cards on the same day, as amended and restated on March 10, 2008, and last amended on March 2, 2009, Hallmark Cards and its subsidiaries have agreed not to demand payments of various obligations owed by us to them until March 31, 2010, including any bank lender's interest acquired by Hallmark Cards. In the same waiver and standby purchase agreement, Hallmark Cards has provided us with the right to cause Hallmark Cards to purchase all of the bank lender's interest in loans.

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

Tax Sharing Agreement

        In March 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a Tax Sharing Agreement with Hallmark Cards, which was amended at the time the Company issued the senior note to HC Crown. We account for income taxes as if Crown Media Holdings were a separate taxpayer. Accordingly, Hallmark Cards' ability to use our tax losses does not impact our assessment of the need for a valuation allowance on deferred tax assets. Any payments received from Hallmark Cards under the Tax Sharing Agreement were recorded as an increase in paid-in capital. For information regarding the Tax Sharing Agreement, please see Notes 11 and 14 to the Notes to Consolidated Financial Statements contained in this Report.

Senior Secured Note

        Our senior secured note dated August 5, 2003, along with accrued interest, is payable to HC Crown on August 5, 2011. At December 31, 2008 we owed $686.6 million comprising the original principal amount of $400.0 million plus $259.4 million of interest subsequently converted to principal and $27.2 million of accrued interest. This note bears interest at the rate of 10.25%. Accrued interest will be converted to principal on each February 5 and August 5 through February 5, 2010. Thereafter, interest will be payable on each subsequent February 5 and August 5. For additional information regarding this note, please see Note 10 to the Notes to Consolidated Financial Statements contained in this Report.

Promissory Notes Payable to Hallmark Cards affiliates

        On December 14, 2001, the Company issued a $75.0 million promissory note payable to HC Crown Corp. At December 31, 2008 we owed $109.9 million comprising the original principal amount plus $33.6 of interest subsequently converted to principal and $1.3 million of accrued interest.

        On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark Cards affiliates to a promissory note. At December 31, 2008 we owed $172.1 million comprising the original principal amount plus $37.3 million of interest subsequently converted to principal and $2.0 million of accrued interest.

        On March 21, 2006, the Company converted approximately $70.4 million of payables to a Hallmark Cards affiliate to a promissory note. At December 31, 2008 we owed $62.7 million comprising $49.3 of the original principal amount plus $12.7 million of interest subsequently converted to principal and $717,000 of accrued interest.

        Each of these notes bore interest at LIBOR plus 3% until March 10, 2008 when the amended Waiver Agreement increased the rate to LIBOR plus 5%. The applicable interest rate at December 31, 2008 was 9.05%. At November 15, 2008, accrued interest under each note was added to the respective principal balance pursuant to the Waiver Agreement, as amended. Thereafter, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter On January 5, 2009, the Company paid approximately $4.0 million in accrued interest. Principal under each of these notes, along with accrued interest, is payable in full to HC Crown Corp. on March 31, 2010.

Note and Interest Payable to Hallmark Cards

        To reimburse Hallmark Cards for the tax benefits already received by the Company, the Company executed a promissory note in the amount of $33.1 million payable to Hallmark Cards, bearing interest at LIBOR plus 3% per annum (the "Tax Note") on July 27, 2007. The Tax Note was paid in full (both principal and interest) on December 31, 2008, without penalty. Until the Note and related interest was paid in full, Hallmark Cards offset any future tax benefits it realized pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then against the unpaid principal balance. For information regarding our note and interest payable to Hallmark Cards, please see Note 10 to the Notes to Consolidated Financial Statements contained in this Report.

"Hallmark Hall of Fame" Programming License Agreement

        In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, Inc. to license 58 "Hallmark Hall of Fame" movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability. This agreement makes the Hallmark Channel and Hallmark Movie Channel the exclusive homes for these movies, which are consistent with our Channels' brand images. The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the 10 year exhibition windows.

NICC Agreement

        For information regarding the amendment to our agreements with NICC including the required redemption of a preferred interest in Crown Media United States, please see Item 13 "Certain Relationships and Related Transactions—VISN Preferred Interest" contained in this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

				Percent Change
	Years ended December 31,
				2007 vs. 2006	2008 vs. 2007
	2006	2007	2008
	(Dollar amounts in thousands)
Revenue:
Subscriber fees	$24,869	$27,812	$57,153	12%	105%
Advertising	174,190	206,174	223,396	18%	8%
Film asset license fees	1,815	—	—	(100)%	0%
Sublicense fees and other revenue	305	378	1,245	24%	229%

Total revenue	201,179	234,364	281,794	16%	20%
Cost of Services:
Programming costs	152,193	164,369	140,698	8%	(14)%
Amortization of film assets	14,739	(5,220)	(745)	(135)%	(86)%
Impairment of film assets	225,832	—	176	(100)%	100%
Subscriber acquisition fee amortization	31,044	30,996	0	0%	(100)%
Operating costs	12,430	12,380	13,650	0%	10%

Total cost of services	436,238	202,525	153,779	(54)%	(24)%
Selling, general and administrative expense	46,833	63,108	48,537	35%	(23)%
Marketing expense	16,021	19,733	19,603	23%	(1)%
Gain on sale of film assets	(8,238)	—	—	(100)%	0%

(Loss) income from continuing operations before interest expense	(289,675)	(51,002)	59,875	(82)%	(217)%
Interest expense	(98,728)	(108,144)	(100,157)	10%	(7)%

Loss from continuing operations	(388,403)	(159,146)	(40,282)	(59)%	(75)%
Gain on sale of discontinued operations	1,530	114	3,064	(93)%	2,588%
Cumulative effect of change in accounting principle	(2,099)	—	—	(100)%	0%

Net loss	$(388,972)	$(159,032)	$(37,218)	(59)%	(77)%

Other Data:
Net cash (used in) provided by operating activities	$(34,061)	$14,612	$48,078	143%	229%
Capital expenditures	$(713)	$(1,668)	$(1,868)	134%	12%
Proceeds from disposition of film assets	$152,116	$—	$—	(100)%	0%
Net cash provided by (used in) investing activities	$142,983	$(7,803)	$(5,437)	(105)%	(30)%
Net cash used in financing activities	$(110,883)	$(18,800)	$(41,901)	(83)%	123%
Total domestic day household ratings (Hallmark Channel)(1)(3)	0.755	0.714	0.695	(5)%	(3)%
Total domestic primetime household ratings (Hallmark Channel)(2)(3)	1.216	1.155	1.168	(5)%	(1)%
Subscribers at year end (Hallmark Channel)	74,641	83,915	85,540	12%	2%

(1)
Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)
Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)
These Nielsen ratings are for the time period January 1 through December 31.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2008

        Revenue.    Our revenue from continuing operations, comprised primarily of subscriber fees and advertising, increased $47.4 million or 20% in 2008 over 2007. Our subscriber fee revenue increased $29.3 million or 105% as a result of (1) an increase in the number of paying subscribers, (2) significantly improved subscriber fee rates following renewal of all of our major distribution agreements in 2007 and 2008, and (3) a significant reduction in the amount of subscriber acquisition fees netted against gross subscriber revenue. The renewed distribution agreements also sharply reduced the subscriber acquisition fees we must pay our distributors for carriage of our channels. The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue decline from $6.5 million in 2007 to $2.7 million in 2008, reflecting the system-by-system effect of increased subscriber fee rates and reduced subscriber acquisition fees. Subscriber revenue growth in 2009 compared to 2008 will be limited to the effects of contractual increases in subscriber fee rates and increases, if any, in our distribution.

        We understand that one of our distributors may file for bankruptcy in 2009. There is a risk that a sale of some of the systems under bankruptcy to other distributors may result in a decline of subscriber revenue. See the risk factor concerning Charter Communications in Item 1A, above.

        The $17.2 million or 8% increase in advertising revenue reflects an increase in advertising rates along with improved delivery of committed viewership ratings and increase in the number of available general rate ad spots, offset in part by a decrease in the effectiveness of direct response advertising. The Hallmark Movie Channel contributed $3.2 million of the increase.

        During the second, third and fourth quarters of 2008 we experienced a softening of advertising rates in the scatter and direct response markets. We believe this reflects deteriorating national economic conditions. We expect this softening to continue throughout 2009. The relative decrease in advertising revenue in the third quarter of 2008 compared to the second quarter of 2008 was greater than the seasonal decrease we would typically have expected. Advertising revenue for the fourth quarter of 2008 was $60.4 million compared to $63.0 million in the fourth quarter of 2007. We have not been significantly affected by cancellations under advertising contracts. In response to the lower advertising rates, starting in the third quarter of 2008, we have reduced the amount of time allotted to on-air self-promotion and increased the time available for paid advertising. The volume of advertising has not decreased.

        For 2008, Nielsen ranked the Hallmark Channel 11th in total day viewership with a 0.695 household rating and 8th in primetime with a 1.168 household rating among the 73 ad-supported cable channels in the United States market. Although we had an increase in distribution to the Nielsen Universe of approximately 2% in the fourth quarter of 2008 versus the fourth quarter of 2007, our household ratings were down 7% for the fourth quarter of 2008 compared to the fourth quarter of 2007. We believe that the reasons for this circumstance include significant sample adjustments to viewers in determining ratings, a shift of viewers to cable news channels during the unprecedented media coverage of the national elections and the economic crisis. Our year-to-date household ratings were also down slightly due to the 2008 Summer Olympics.

        Cost of services.    Cost of services as a percent of revenue decreased to 55% in 2008 as compared to 86% in 2007. This decrease results from the combined effects of the 20% increase in revenue, discussed above, and the 100% decrease in subscriber amortization fee amortization expense discussed below.

        Programming costs decreased $23.7 million or 14% from 2007 largely as a result of the December 31, 2007, expiration of our programming agreement with NICC and our efforts to manage costs. This was offset in part by our licensing of Hallmark Hall of Fame movies under a new 2008 agreement with Hallmark Cards that provides 10-year exhibition windows for all licensed films. During the third quarter of 2008, we entered into amendments to significant programming agreements which added programming and deferred certain payments of for program content to periods beyond 2008.

        Subscriber acquisition fee amortization expense results from subscriber acquisition costs incurred previously by us and amortized over the remaining life of the relevant distribution agreement. Subscriber acquisition fee amortization expense decreased 100% as all of the expense was netted against revenue in 2008. The Company's three largest affiliation agreements became fully amortized during the fourth quarter of 2007 as they expired and renewal agreements were executed.

        Negative film amortization of $5.2 million and $745,000 in 2007 and 2008, respectively, resulted principally from the Company's periodic reassessment and eventual payment of its liabilities for residuals and participations associated with the Company's third-party licensing and self-use of it film library prior to the sale of its international film rights in April 2005 and its domestic film rights in December 2006. In 2007, such favorable adjustments amounted to $521,000 in the second quarter and $4.7 million in the third quarter. In 2008, such adjustment amounted to $1.1 million in the third quarter.

        Operating costs in 2008 increased $1.3 million over 2007 primarily due to a $540,000 increase in expenses associated with the distribution of the Hallmark Movie Channel HD in high definition format and the $716,000 increase in salaries and benefits expense related to cost of living adjustments.

        Selling, general and administrative expense.    Our selling, general and administrative expense decreased $14.6 million or 23%. Contributing to this favorable change were decreases of $3.5 million in RSU expense and $2.5 million in SAR expense. Also contributing was a $7.8 million decrease in legal expense, following our January 2008 settlement with NICC which was reflected in the 2007 year. See in Note 12 and Note 18 to the Notes to Consolidated Financial Statements contained in this Report.

        Marketing expense.    Our marketing expense decreased 1%. During 2007, we invested in five significant marketing promotions. The five marketing promotions were centered around the original movies: "Love is a Four Letter Word" in February 2007, "A Stranger's Heart" in May 2007, "Avenging Angel" in July 2007, "All I Want for Christmas" in December 2007 and "The Note" in December 2007. The Company also had five significant marketing promotions in 2008 centered around the original movies: "The Good Witch" in January 2008, "Bridal Fever" in February 2008, "A Gunfighter's Pledge" in July 2008, and both "Old Fashioned Thanksgiving" and "Moonlight and Mistletoe" in November 2008. Total amounts spent for the five significant marketing promotions were lower in 2008 as compared to 2007. In addition to the radio, television, print and online advertising included in the significant marketing promotions, we executed a multi-market event to drive press coverage, viewer awareness and tune-in to the movie. The Company also engaged in other smaller, promotional activities throughout 2007 and 2008, with lower expenditures for these activities in 2008 as compared to 2007.

        Interest expense.    Interest expense in 2008 decreased $8.0 million compared to 2007. The principal balance of our credit facility decreased from $87.6 million at December 31, 2006, to $69.6 million at December 31, 2007, to $28.6 million at December 31, 2008. The interest rate on our bank credit facility decreased from 5.6% at December 31, 2007, to 1.22% at December 31, 2008. The benefit of this rate decrease was offset in part by higher principal balances on four of the five notes payable to Hallmark affiliates. Additionally, on April 14, 2008, the Tax Note was credited $1.5 million for the Company's share of an IRS interest refund that Hallmark Cards received. This refund of interest reduced the balance of the Tax Note. During the year ended December 31, 2007, the Company recorded $7.9 million of interest expense related to the Tax Note. See information on the Tax Note in "Bank Credit Facility and Hallmark Notes—Note and Interest Payable to Hallmark Cards" below. Interest expense in 2008 also includes a $2.0 million reduction to give effect to our change in the estimate of our indemnification liability to the buyer of our international business as described in the next paragraph

        Gain on sale of discontinued operations.    The terms of our April 2005 sale of the international business require that we reimburse the buyer for its cost of residuals and participations incurred in connection with the its exploitation of the related international film rights through April 25, 2015. At the time of the sale, we recorded an estimate of our liability for this obligation and considered the amount in our determination of our loss from the sale of discontinued operations as reported in 2005. During the fourth quarter of 2008, the buyer requested us to reimburse it for such obligations incurred in connection with its exploitation of these films through December 31, 2007. Using the historical information provided by the buyer, we have reduced the estimate of our remaining liability as of December 31, 2008, by $5.1 million. This change in estimate is reflected as a $3.1 million gain on sale of discontinued operations and a $2.0 million decrease in interest expense. Through December 31, 2008, aggregate loss on sale of the international business is $1.8 million.

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

        The increase in advertising revenue to $206.2 million for the year ended December 31, 2007, compared to $174.2 million for the year ended December 31, 2006, reflects the growth in subscribers and an increase in advertising rates, offset in part by lower than expected delivery of viewers in certain demographic categories. Generally, as we expanded our subscribers, provided higher rated programming, and increased our advertising rates, our advertising revenue increased. The number of advertisers on our channel rose from 418 at December 31, 2006, to 425 at December 31, 2007.

        Among the 69 ad-supported cable channels in the United States market, the Hallmark Channel ranked 11th in total day viewership with a 0.714 household rating for the year ended December 31, 2007 and 8th for primetime with a 1.155 household rating for the same period based on Nielsen ratings. This ratings performance is significant, particularly because the Hallmark Channel was not a fully distributed network and most of the channels that rate above the Hallmark Channel had higher levels of distribution.

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

        Interest expense.    Interest expense, net of interest income, increased for the year ended December 31, 2007, compared to December 31, 2006, by $9.4 million. This increase relates primarily to the $7.9 million of interest expense recorded in the second quarter of 2007 in connection with the $25.2 million of tax benefits received earlier from Hallmark Cards under the Tax Sharing Agreement. In the third quarter of 2007, the Company recorded an additional $85,000 of interest expense related to the $25.2 million note signed with Hallmark Cards. See Note 10 to the Consolidated Financial Statements in this Report. The remainder of this increase relates to the $6.3 million increase in interest on our $621.3 million senior note, the $1.1 million increase in interest on our $158.8 million note payable to Hallmark Cards affiliates, the $444,000 increase in interest on our $57.9 million note payable to Hallmark Cards affiliates, the $706,000 increase in interest on our $101.4 million note payable to Hallmark Cards affiliates, the $1.1 million increase in interest on our $22.1 million note payable to Hallmark Cards, and offset in part by the $7.3 million decrease in interest on our bank credit facility, $2.5 million decrease in interest on our bank credit facility fees due to Hallmark Cards affiliates, and a $1.4 million decrease in our bank credit facility due to a lower principal balance. The majority of the aforementioned increases, excluding amounts relating to the tax benefits, occurred due to increases in principal balances. The decreases related to our bank credit facility resulted from a reduction in the outstanding balance and the available credit limit following the December 2006 sale of our film assets. Additionally, because of the December 2006 sale of the Company's film assets, the Company recorded in 2007 $1.6 million of interest expense on its residuals and participation liability payable due to the buyer of our film assets.

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

Liquidity and Capital Resources

Year Ended December 31, 2007 Compared to Year Ended December 31, 2008

        In 2007, our operating activities provided $14.6 million of cash compared to $48.1 million of in 2008. The most significant contribution to this favorable change of $33.5 million was the increase in operating cash receipts from $240.4 million to $282.6 million during the years ended December 31, 2007 and 2008, respectively. Additionally, the Company's net loss for the year ended December 31, 2008, decreased $121.8 million to $37.2 million from $159.0 million for the year ended December 31, 2007. Our depreciation and amortization expense for 2008 decreased $47.1 million to $145.2 million from $198.2 million in 2007. The Company had higher additions to program license fees in 2008 as compared to 2007 due to amendments to agreements with certain third party programming suppliers during 2008 to add programming content. On January 5, 2009, pursuant to the Waiver Agreement, the Company paid $3.9 million for interest on the 2001, 2005 and 2006 Notes that accrued from November 16, 2008, through December 31, 2008.

        Cash used in investing activities was $7.8 million and $5.4 million in 2007 and 2008, respectively. During 2007 and 2008, we purchased property and equipment of $1.7 million and $1.9 million, respectively. During 2007 and 2008, the Company paid $4.1 million and $3.6 million, respectively, to the buyer of the international business for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments. The loss effect of these payments was previously considered in the loss we reported in 2005 with respect to the sale of our international business. In 2007, we purchased a film asset for $2.1 million.

        Cash used in financing activities was $18.8 million and $41.9 million in 2007 and 2008, respectively. We borrowed $18.1 million and $30.5 million under our credit facility to supplement the cash requirements of our operating and investing activities in 2007 and 2008, respectively. We repaid principal of $36.3 million and $71.5 million under our bank credit facility in2007 and 2008, respectively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

        Cash used in operating activities from continuing operations was $34.1 million for the year ended December 31, 2006, and cash provided by operating activities from continuing operations was $14.6 million for the year ended December 31, 2007. Cash was used primarily to fund operating expenditures and the acquisition of programming in both years. Cash receipts from subscriber and advertising revenue were $214.2 million and $240.4 million for the years ended December 31, 2006 and 2007, respectively. Subscriber acquisition fee payments were $11.0 million and $1.2 million for the years ended December 31, 2006 and 2007, respectively. Crown Media Holdings paid RHI Entertainment Distribution $51.1 million and $42.5 million for license fees in 2006 and 2007, respectively.

        Cash provided by investing activities was $143.0 million for the year ended December 31, 2006. Proceeds from the sale of our film assets were $152.1 million in 2006. During the year ended December 31, 2006, the Company paid $8.4 million to the buyer of the international business, $3.0 million of which related to the payment of guaranteed receivables in accordance with the sale agreement. Cash used in investing activities was $7.8 million for the year ended December 31, 2007. During the year ended December 31, 2007, the Company paid $4.1 million to the buyer of the international business for amounts due under the terms of the sale agreement and purchased a film asset for $2.1 million.

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

Contractual Obligations

        The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2008:

	Scheduled Payments by Period in Millions
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Credit facility and interest payable(1)	$30.0	$0.7	$29.3	$—	$—
Interest payable to Hallmark Cards affiliate(1)	0.4	0.3	0.1	—	—
Company obligated mandatorily redeemable preferred interest, including accretion(2)	25.0	—	25.0	—	—
HC Crown line of credit and interest payable(1)	118.6	6.5	112.1	—	—
Senior unsecured note to HC Crown, including accretion(1)	883.8	—	883.8	—	—
Note payable to Hallmark Cards affiliate(1)	185.8	10.2	175.6	—	—
Note payable to Hallmark Cards affiliate(1)	67.7	3.7	64.0	—	—
Capital lease obligations(1)	23.7	2.2	4.3	4.3	12.9
Operating leases(3)	20.3	4.4	7.0	4.5	4.4
Other obligations
Program license fees payable for non-affiliate current and future windows(3)(4)	386.1	129.4	146.0	84.9	25.8
Program license fees payable for Hallmark Cards affiliate current and future windows(3)(4)	16.5	1.1	2.8	3.4	9.2
Funding of original productions(3)	37.7	28.7	9.0	—	—
Subscriber acquisition fees	1.0	1.0	—	—	—
Obligations to NICC due to January 2, 2008 Agreement(5)	6.3	3.5	2.8	—	—
Deferred compensation and interest	2.7	0.6	1.2	0.1	0.8
Vested restricted stock units(6)	0.7	0.7	—	—	—
Payable to buyer of international business	2.3	1.2	1.1	—	—
Other payables to buyer of international business	0.6	0.2	0.2	0.1	0.1
Other payables to buyer of film assets	22.2	3.5	4.3	5.5	8.9

Total Contractual Cash Obligations	$1,831.4	$197.9	$1,468.6	$102.8	$62.1

(1)
Includes future interest.

(2)
If the Company does not earn pre-tax profits, the company obligated mandatorily redeemable preferred interest is to be redeemed on or before December 31, 2010.

(3)
Includes off-balance sheet commitments.

(4)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(5)
Pursuant to the January 2, 2008, agreement, the Company will pay NICC $1.3 million on each of January 20, 2009 and 2010. The amount due on January 20, 2009, was paid. In addition, the Company will provide NICC with a two-hour program block each Sunday morning during 2009 at no cost to NICC.

  Also, the Company will make 6% yearly payments based on the outstanding balance of the VISN preferred interest in Crown Media United States. The amount due in 2009 was paid in January.

(6)
The restricted stock units vested on December 31, 2008. They are payable 30 days subsequent to the filing of our Form 10-K.

Cash Flows

  Overview

        Operational cash flows for 2009 are expected to differ from 2008 actual results. We anticipate that we will pay interest on our 2001, 2005 and 2006 Hallmark Notes of approximately $20.0 million to $23.0 million during 2009. Additionally, we expect to pay higher interest rates on our credit facility due to interest rate increases included in Amendment No. 15 to our bank credit facility. We also expect to pay more program license fee and original production amounts in 2009 primarily due to certain amendments to program license fee agreements made in 2008. Due to potential fluctuations in advertising revenue from the current economic crisis, cash receipts in 2009 may be less than in 2008. The combination of these factors will decrease the amount of principal repayment under our bank credit facility as compared to 2008.

  To March 31, 2010

        As of December 31, 2008, the Company had $2.7 million in cash and cash equivalents on hand and $21.4 million of current borrowing capacity under the bank credit facility. Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates. The Company's management anticipates that the principal uses of cash up to March 31, 2010 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and repayment of principal under the bank credit facility and interest due under certain notes to the Hallmark Cards affiliates.

        Operating activities for the years ended December 31, 2007 and 2008, yielded positive cash flow. However, there can be no assurance that the Company's operating activities will continue to generate positive cash flow.

        The Company's principal sources of funds are cash on hand, cash generated by operations and amounts available under the Company's revolving bank credit facility through March 31, 2010. Another significant aspect of the Company's liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries. In March 2008, the Company and Hallmark Cards entered into an Amended and Restated Waiver Agreement (called as amended the "Waiver Agreement") which changed the maturity date of three obligations to December 31, 2009, and deferred payments under these and certain other obligations. Under an amendment in March 2009, the deferred payments under such obligations are extended to March 31, 2010, and additionally, payments, which may become due in the future from Crown to Hallmark Cards under the Tax Sharing Agreement, are added to payments deferred until March 31, 2010.

        On January 5, 2009, pursuant to the Waiver Agreement, the Company paid $3.9 million for interest on the 2001, 2005 and 2006 Notes that accrued from November 16, 2008, through December 31, 2008. Thereafter and until maturity, interest on these Notes is payable five days after each quarterly period. We anticipate that we will pay interest on these Notes of approximately $20.0 million to $23.0 million during 2009. See Note 10 Related Party Long-Term Obligations—Waiver and Standby Purchase Agreement.

        The Waiver Agreement requires that Excess Cash Flow for a year, as defined in the Waiver Agreement, be used to make payments due under the bank credit facility or to pay obligations subject to the Waiver Agreement. Excess Cash Flow for 2008 is determined under the Waiver Agreement after deducting amounts used for these purposes during the year. During 2008, the Company made the following payments totaling $45.9 million: net reductions in the principal of the bank credit facility of $40.9 million; payments of the Tax Note of $228,000; and payments of interest of $4.7 million on the obligations. After these payments, there was no Excess Cash Flow for 2008. See Note 10.

        The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through March 31, 2010, when combined with the deferral of any required payments on related-party debt, any 2009 tax sharing payments, and related interest on the 10.25% Senior Secured Note described under the Waiver Agreement, will be sufficient to fund the Company's operations and enable the Company to meet its liquidity needs through March 31, 2010.

        The sufficiency of the existing sources of liquidity to fund the Company's operations is dependent upon maintaining subscriber revenue at or above the amount of such revenue for the year ended December 31, 2008, and maintaining or increasing advertising revenue. A significant decline in the popularity of the Hallmark Channel, a further economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company's liquidity and its ability to fund the current level of operations. During the last three quarters of 2008, the Company experienced a softening of advertising rates in the direct response and scatter market. The Company expects this softening to continue throughout 2009 and has identified a number of contingency cost cutting measures that could be implemented in 2009 depending on market conditions, such as decreases in the number of marketing promotions and original movies produced.

        Should there be a sustained recession in the United States, rising unemployment or continued declines in discretionary income, the Company's revenue and margins could be significantly affected in 2009 and future years. The Company cannot predict whether, when or the manner in which the economic conditions described above will change.

Bank Credit Facility

        In March 2009, effective, April 1, 2009, the bank credit facility's maturity date was extended to March 31, 2010, and the bank's lending commitment was set at $45.0 million. Based on the Company's forecasts for 2009 and 2010, which assume no principal payments on notes payable to Hallmark Cards and its affiliates, the Company would have sufficient cash to repay all or most of the bank credit facility on the maturity date, if necessary. However, the Company's ability to pay amounts outstanding on the maturity date is highly dependent upon the Company's ability to generate sufficient, timely cash flow from operations between January 1, 2009 and March 31, 2010. There is uncertainty in the U.S. economy and the advertising market so it is possible that the cash flow may be less than the expectations of the Company's management. See Note 9 Credit Facility.

        The Company will endeavor to extend or refinance the bank credit facility prior to or upon its maturity. Any such extension or refinancing could require the continuing guaranty or other support from Hallmark Cards in regard to the bank credit facility or other steps by the Company and, thus, is not assured. Upon maturity of the credit facility on March 31, 2010, to the extent the facility has not been paid in full, renewed or replaced, the Company could require under the Waiver Agreement that Hallmark Cards purchase the interest of the lending bank in the facility. In that case, Hallmark Cards would have all the obligations and rights of the lending bank under the bank credit facility and could demand payment of outstanding amounts at any time after March 31, 2010 under the terms of the Waiver Agreement.

  On or After March 31, 2010

        The Company's long-term obligations include notes payable to Hallmark Cards or affiliates of Hallmark Cards which are the subject of the Waiver Agreement. These obligations include Notes issued in 2001, 2005 and 2006, and tax sharing obligations which are deferred until March 31, 2010.

Additionally, at December 31, 2008, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $14.8 million were included in payable to affiliates on the accompanying consolidated balance sheet. Other long-term obligations include a mandatory redemption in the amount of $25.0 million of VISN's preferred membership interest in Crown Media United States no later than December 31, 2010. See Note 12, Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements.

        Because of the Company's possible inability to meet its obligations when they come due on and after March 31, 2010 and through December 31, 2010, the Company anticipates that prior to March 31, 2010, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including restructuring of the debt if possible, refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives. If the current credit market conditions continue, a restructuring or refinancing could be difficult.

        Upon maturity of the bank credit facility on March 31, 2010, if not renewed or refinanced, the Company will not have a comparable credit facility. In that case, the Company would be solely dependent upon day-to-day operating cash receipts to meets its cash requirements.

Bank Credit Facility and Hallmark Notes

Bank Credit Facility

        In 2001, we entered into a credit agreement (which agreement has been amended subsequently, with the most recent amendment dated March 2, 2009) with a syndicate of banks, led by JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank. The facility is guaranteed by our subsidiaries, is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries, and is guaranteed by Hallmark Cards. As a result of amendments through March 2009, the bank credit facility is a revolving line of credit with JP Morgan Chase Bank, N.A., in the amount of $45.0 million. The credit agreement for the bank credit facility, including all of its amendments, are exhibits to this Report or are incorporated herein by reference.

        By an Amendment No. 15 in March 2009, the maturity date of the bank credit facility was extended to March 31, 2010. Under a prior amendment, the amounts available under this facility have and will be reduced from $130.0 million as follows:

Date	Revolving Credit Commitment
March 10, 2008	$90,000,000
June 30, 2008	$60,000,000
September 30, 2008	$50,000,000
March 31, 2009	$45,000,000

In connection with Amendment No. 14, JP Morgan Chase Bank became the sole lender under the bank credit facility by acquiring the interests of all other lending banks. Concurrent with the execution of the March 2008 amendment, the existing Hallmark Cards' support letter of credit was reissued by JPMorgan in the face amount of $90.0 million and with an expiration date of June 10, 2009. Effective April 1, 2009, this letter of credit will be cancelled with the permission of JPMorgan Chase Bank, and Hallmark Cards is providing a guarantee agreement.

        Each loan under the bank credit facility bears interest at a Eurodollar rate or an alternate base rate as we may request at the time of borrowing. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is based upon the prime rate of JP Morgan

Chase Bank, a certificate of deposit rate or the Federal Funds effective rate, which is adjusted whenever the rates change. We were required to pay a commitment fee of 0.15% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. Pursuant to Amendment No. 15, the commitment fee of 0.15% per annum was increased to 0.375% per annum, which results in no increase to us because the difference was previously paid by us to Hallmark Cards.

        The credit agreement, as amended, contains a number of affirmative and negative covenants. Negative covenants include, among other things: Limitations on indebtedness; liens; investments; "Restricted Payments;" changes in our business activities; and not amending the promissory note with HC Crown, a related letter of credit issued for our benefit or certain of our other material agreements. Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of Crown Media Holdings which is subordinated to the bank loans, any reduction of the HC Crown line of credit for Crown Media Holdings, any payment on certain obligations assumed by Crown Media Holdings under the purchase agreement for the film assets and any other payment to Hallmark Cards or any of its affiliates. The credit agreement, however, permits Crown Media Holdings to make payments to Hallmark Cards or an affiliate in payment of a valid outstanding obligation (but not any principal payments in excess of $10.0 million in the aggregate with respect to such obligations, subject to any applicable subordination agreement) or any commercially reasonable fees in consideration for Hallmark Cards having extended its guarantee for the bank credit facility under Amendment No. 15.

        Events of default under the amended credit agreement include, among other things, (1) the failure to pay principal or interest, with the default continuing unremedied for five days after receipt of a remittance advice, (2) a failure to observe covenants, (3) a change in control, (4) the Hallmark Cards' guarantee of the credit facility shall have expired or otherwise terminated or Hallmark Cards shall have disavowed its obligations under the guarantee or default shall otherwise have occurred in accordance with the terms of the guarantee, (5) a termination by Hallmark Cards or any of its affiliates of the right of Crown Media Holdings or its subsidiaries to use the names "Hallmark" or "Crown" in their television services or any Channels owned or operated by them. For purposes of the credit facility, a change in control means that (a) Hallmark Cards ceases to own directly or indirectly at least 80% of the equity interest of Hallmark Entertainment Investment, (b) Hallmark Entertainment Holdings ceases to have sufficient voting power to elect a majority of Crown Media Holdings' board of directors or beneficial ownership of over a majority of the outstanding equity interest of Crown Media Holdings having voting power, (c) the majority of the Board is not comprised of individuals who were either in office or who were nominated by a two-third's vote of individuals in office or so nominated as at December 17, 2001, or (d) the consummation by the Company of a Rule 13e-3 transaction (or a "going-private" transaction) as defined in the Securities Exchange Act.

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

        Negative covenants include limitations on (1) indebtedness, (2) liens, (3) guaranties, (4) investments, (5) making "Restricted Payments," (Restricted Payments include any distribution on equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of the Company which is subordinated to the bank loans, any reduction of the HC Crown line of credit for the Company, any payment on certain obligations assumed by the Company under the purchase agreement for the film assets and any other payment to Hallmark Cards or any of its affiliates. The credit agreement, however, permits the Company to make payments to Hallmark Cards or an affiliate in payment of a valid outstanding obligation (but not any principal payments in excess of $10.0 million in the aggregate with respect to such obligations, subject to any applicable subordination agreement) or any commercially reasonable fees in consideration for Hallmark Cards having extended its guarantee for the bank credit facility, (6) sale of assets, (7) sale of receivables, (8) entering into any sale and leaseback transactions, (9) entering into transactions with affiliates, (10) amending the promissory note with HC Crown, a related letter of credit issued for our benefit or certain of our other material agreements, (11) creating negative pledge, (12) mergers or acquisitions, (13) production of any item of Product in any fiscal year having an aggregate budgeted negative cost in excess of $5.0 million, (14) changing our business activities, (15) entering into certain transactions that are prohibited under ERISA, (16) entering into any interest rate protection agreement or currency agreement, (17) acquiring or creating any new subsidiary, (18) using or storing hazardous materials on our premises, and (19) creating any first tier subsidiary other than CM Intermediary or have any asset related to the Channel at a level above CM Intermediary.

Waiver and Standby Purchase Agreement

        On March 10, 2008, we, Hallmark Cards, Incorporated and affiliates of Hallmark Cards who hold obligations of ours entered into an Amended and Restated Waiver and Standby Purchase Agreement, which was most recently amended on March 2, 2009. This Waiver Agreement replaced a previous version of March 21, 2006 as amended through October 2007. The Waiver Agreement as amended extends to March 31, 2010, the period during which the Hallmark parties will defer the payment of obligations listed below. The Waiver Agreement of March 2008 also included the following changes: The annual addition of interest to principal on the obligations described below (except the 10.25% Note continues to add interests semi-annually to the principal); the extension of the maturity dates of three notes (the two lines of credit—the 2001 and 2006 notes—and the 2005 note mentioned below) to March 31, 2010; fixing the interest rate of these three notes to a rate of LIBOR plus 5%, adjusted quarterly; the accrual and addition to principal of interest through November 15, 2008 on these three notes; a requirement to pay interest on these three notes in cash, quarterly commencing November 16, 2008; and a change to the definition of Excess Cash Flow. As revised, the Waiver Agreement defers all payments due on any of the following obligations and payment of interest thereon until March 31, 2010, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the "Waiver Period"):

  •
  Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2007 and 2008, including accrued interest was $101.4 million and $109.8 million, respectively. See Line of Credit and Interest Payable to HC Crown below.)

  •
  $70.0 million note and interest payable to Hallmark Cards affiliate, dated March 21, 2006, arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2007 and 2008, including accrued interest was $57.9 million and $62.7 million, respectively. See Line of Credit and Interest Payable to Hallmark Cards Affiliate below.)

  •
  10.25% senior note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2007 and 2008, including accrued interest was $621.3 million and $686.6 million, respectively. See Senior Note below.)

  •
  Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2007 and 2008, including accrued interest was $158.8 million and $172.1 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

  •
  Tax Note and interest payable to Hallmark Cards in the amount of $33.1 million, dated as of July 27, 2007. (Total amount outstanding at December 31, 2007 and 2008, including accrued interest was $22.1 million and $0. See Note and Interest Payable to Hallmark Cards below.) The Tax Note was paid in full (both principal and interest) on December 31, 2008, without penalty, and, therefore, deleted from the list of waived obligations pursuant to the most recent Waiver amendment executed on March 2, 2009.

  •
  All obligations of the Company under the bank credit facility by virtue of Hallmark Cards' deemed purchase of participations in all of the obligations under a letter of credit which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to the bank credit facility.

  •
  Any and all amounts due and owing to Hallmark Cards pursuant to the Tax Sharing Agreement.

        In addition to extending the Waiver Period to March 31, 2010, the most recent amendment to the Waiver Agreement executed in March 2009 also includes the following: (i) our covenant not to take any action (including the issuance of new stock or options) that would prohibit us from being included as member of Hallmark Cards consolidated federal tax group; (ii) our covenant to use our commercially reasonable efforts to promptly renew the bank credit facility, extending the maturity date to at least March 31, 2010; (iii) addition of any amounts due pursuant to the Tax Sharing Agreement to the obligations being deferred; and, (iv) clarification to the definition of Excess Cash Flow for 2009.

        Hallmark Cards has agreed that it will not accelerate the maturity of any of the foregoing obligations or initiate collection proceedings during the Waiver Period. Interest will continue to accrue on these obligations during the Waiver Period and is payable as indicated above. The Company will continue to pay interest on the bank credit facility during the Waiver Period.

        The waiver termination date is on March 31, 2010, or earlier upon occurrence of any of the following events: (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness to unrelated parties (other than the credit facility) with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution (formerly known as Hallmark Entertainment Distribution at which time it was a wholly-owned subsidiary of Hallmark Cards); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; (e) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement; or (f) the security agreements granted to the Hallmark parties shall not remain perfected.

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

        The Waiver Agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement or as otherwise agreed by us against these obligations. Additionally, during the Waiver Period, Hallmark Cards was permitted to offset future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then to the unpaid principal balance of the Tax Note until the earlier of such time as the balance reaches zero or the maturity date of the Tax Note. The Tax Note was paid in full (both principal and interest) on December 31, 2008, without penalty.

        By adding tax sharing payments to the deferred obligations, estimated tax sharing payments, if any, which the Company would otherwise be required to pay to Hallmark Cards after consideration of the deferred deductibility of interest on the 10.25% Senior Secured Note will be deferred until March 31, 2010. Pursuant to the terms of the Tax Sharing Agreement, the Company will not realize a current tax benefit from such interest until it is paid to Hallmark Cards.

        Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any "Excess Cash Flow" during the Waiver Period. As amended by the most recent amendment to the Waiver Agreement executed in March 2009, "Excess Cash Flow" is defined as 1) the net proceeds of any debt or equity financings; 2) the net cash proceeds from the sale, transfer or lease by the Company of assets outside the ordinary course of business; and 3) if positive, the consolidated net cash flow from operations for a quarter calculated in the same manner as "Cash Flow Before Interest" as set forth in the Crown Media Holdings 2009 Plan as approved by the Board of Directors of Crown Media Holdings and reasonably acceptable to Hallmark Cards and the lending Hallmark affiliates (provided that in any calendar quarter the deduction for the general and administrative expenses, capital expenditures and similar items do not exceed one-quarter of the amount with respect to the items set forth in the 2009 Plan) less any amounts paid during the quarter (i) as a net reduction of the principal amount of the Credit Facility when comparing the outstanding principal amount at the beginning and the end of the quarter, (ii) as interest and other amounts due under the Credit Facility and (iii) as repayment of the obligations under the Waiver Agreement, in each case, that were not otherwise required to be paid pursuant to the terms of the Waiver Agreement. Excess Cash Flow from operations was budgeted at $43.9 million for 2008. Excess Cash Flow of $45.9 million was used to make payments on the bank credit facility of $40.9 million, on the Tax Note of $228,000 and on interest payments of $4.7 million.

        The Waiver Agreement also contains the following covenants: (1) compliance with obligations in the loan documents for the bank credit facility; (2) execution of additional documents as necessary to implement the waiver agreement; (3) commercially reasonable efforts to refinance the obligations subject to the Waiver Period as listed above; and (4) ratification of the security interests granted to the Hallmark affiliates in personal property of the Company.

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

Hallmark Guarantee; Interest and Fee Reductions

        Hallmark Cards has provided to the lending bank under the credit facility the Hallmark Cards facility guarantee. The guarantee is unconditional for obligations of the Company under the bank credit facility. If any payment is made on the guarantee, it will be treated as a purchase of the lending bank's interest in the credit facility.

        From March 2005 until the effective date of Amendment 15 to the bank credit facility on April 1, 2009, Hallmark Cards provided an irrevocable letter of credit to JP Morgan Chase Bank as credit support for our obligations under the Company's bank credit facility. We previously paid the letter of credit fees.

        Also, when the letter of credit of Hallmark resulted in reductions in the interest rates and commitment fees under the credit facility, we agreed to pay and have paid the amounts of the reductions to Hallmark Cards. Based on the interest rate and commitment fee which will be effective on April 1, 2009, we will pay to Hallmark Cards the amounts resulting from the reduction in the interest rate by 0.75% and the reduction in the commitment fee by 0.125%.

Note and Interest Payable to HC Crown

        On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown. Due to the Waiver Agreement, the note is not due until March 31, 2010. Under the Waiver Agreement, interest on this 2001 Note accrues and is added to principal through November 15, 2008. Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. This note is subordinate to the bank credit facility. The rate of interest under this note is currently LIBOR plus 5% per annum. At December 31, 2007, $93.5 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2008, $108.6 million of the outstanding balance bore interest at the Eurodollar rates of 9.05%. At December 31, 2007 $101.4 million is reported as note and interest payable to HC Crown on the accompanying consolidated balance sheet. At December 31, 2008, $108.6 million, is reported as note and interest payable to HC Crown and $1.3 million is reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. The $1.3 million of interest was paid on January 5, 2009.

Note and Interest Payable to Hallmark Cards Affiliate

        On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note. The rate of interest under this note is currently LIBOR plus 5% per annum. Pursuant to the Waiver Agreement, the promissory note is payable in full on March 31, 2010. Under the Waiver Agreement, interest on this 2006 Note accrues and is added to principal through November 15, 2008. Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2007, $53.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2008, $62.0 million of the outstanding balance bore interest at the Eurodollar rates of 9.05%. At December 31, 2007 $57.9 million is reported as note and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheet. At December 31, 2008, $62.0 million, is reported as note and interest payable to HC Crown and $717,000 is reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. The $717,000 of interest was paid on January 5, 2009.

Senior Secured Note

        In August 2003, the Company issued a senior note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company's outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

        In accordance with the Waiver Agreement, cash payments are not required until March 31, 2010. The principal amount of the senior secured note accretes at 10.25% per annum, compounding semi-annually, to $596.6 million at August 5, 2007. From that date, interest at 10.25% per annum was scheduled to be payable semi-annually on the accreted value of the senior note to HC Crown, but now interest accrued after March 31, 2010, will be payable semi-annually in arrears on August 5 and February 5 of each year until maturity. The note matures on August 5, 2011, and is pre-payable without penalty. At December 31, 2007 and 2008, $621.3 million and $686.6 million, respectively, of principal and interest were included in the senior note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior note contains certain restrictive covenants which, among other things, prevent the Company from incurring any additional indebtedness, purchasing or otherwise acquiring shares of the Company's stock, investing in other parties and incurring liens on the Company's assets. As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to Hallmark Cards Affiliate

        On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note. The rate of interest under this note is currently LIBOR plus 5% per annum. Pursuant to the Waiver Agreement, the promissory note is payable in full on March 31, 2010. Under the Waiver Agreement, interest on this 2005 Note accrues and is added to principal through November 15, 2008. Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2007, $146.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2008, $170.1 million of the outstanding balance bore interest at the Eurodollar rates of 9.05%. At December 31, 2007 $158.8 million is reported as note and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheet. At December 31, 2008, $170.1 million, is reported as note and interest payable to Hallmark Cards affiliate and $2.0 million is reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. The $2.0 million of interest was paid on January 5, 2009.

Note and Interest Payable to Hallmark Cards

        During 2007, the Internal Revenue Service completed its examination of Hallmark Cards' consolidated tax returns for fiscal years 2003 and 2004 and determined that, with respect to a portion of the losses attributable to the Company for fiscal years 2003 and 2004, Hallmark Cards should not have carried back such losses to its consolidated federal tax returns filed for fiscal years 2001 and 2002. These losses are available as carry-forwards in the consolidated federal tax return beginning in 2005 and later years. Furthermore, the examination changed the amount of foreign tax credits that had previously been conveyed to the Company under the Tax Sharing Agreement. Because the Company's share of the tax benefits realized from such losses and credits, $25.2 million, were either contributed to the Company in cash or applied as an offset against amounts owed by the Company to other members of the consolidated group, the Company was obligated to return this amount to Hallmark Cards plus interest related thereto in the amount of $7.9 million. As a result, the Company recorded a $33.1 million payable to Hallmark Cards with a corresponding $25.2 million reduction of additional paid-in capital and a $7.9 million charge to interest expense, all of which were recognized during the three months ended June 30, 2007.

        On July 27, 2007, the Company replaced a payable to Hallmark Cards under the Tax Sharing Agreement with a $33.1 million promissory note payable to Hallmark Cards due in July 2009 with interest at LIBOR plus 3% per annum (the "Tax Note"). The Tax Note could be prepaid in whole or in part with no penalty. The Company was not required to make any cash payments prior to maturity. Until the Tax Note and related interest were paid in full, Hallmark Cards offset any future tax benefits it realized pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then against the unpaid principal balance. In 2007, Hallmark Cards offset $12.2 million against $1.1 million of accrued and unpaid interest and $11.1 million of unpaid principal. Additionally, in September 2007, the Company recorded an additional $85,000 charge to interest expense related to the receipt of an invoice for the actual amount owed in regard to the return of tax benefits under the Tax Sharing Agreement. In 2008, Hallmark Cards offset $21.3 million against $1.0 million of accrued and unpaid interest and $20.3 million of unpaid principal.

        On April 14, 2008, the Internal Revenue Service refunded to Hallmark Cards a portion of the interest previously paid in connection with the disallowance of certain net operating losses. In July 2008, Hallmark Cards notified the Company that they had reduced the Company's indebtedness as of April 14, 2008, under the Tax Note by $1.5 million in consideration of the Company's applicable portion of such refund. Accordingly, the Company reduced interest expense during the three months ended June 30, 2008.

        At December 31, 2007 and 2008, interest was paid to the respective balance sheet dates. In December 2008, the Company paid Hallmark Cards the $228,000 remaining principal balance under the note in order to fully satisfy the note. At December 31, 2007, $22.1 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2007 and 2008, borrowings under the note were $22.1 million and $0, respectively, and are each reported as note and interest payable to Hallmark Cards in the accompanying consolidated balance sheets.

        The Tax Note and all payments thereunder were subordinated to the bank credit facility extended to the Company by JP Morgan Chase Bank.

Interest Paid to HC Crown

        Interest expense paid to HC Crown was $4.4 million for the year ended December 31, 2006, $1.8 million for the year ended December 31, 2007 and $1.1 million for the year ended December 31, 2008. Prior to Amendments No. 8 and No. 10 to the Company's credit facility, such amounts would have been paid to the bank syndicate.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2008, the decline of the fair value of the fixed income portfolio would not be material.

        As of December 31, 2008, our cash, cash equivalents and short-term investments had a fair value of $2.7 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations or can be used to reduce borrowings under our credit facility based on the maturity schedule of loans under that agreement. Consequently, the size of this portfolio is nominal and fluctuates as cash is provided by and used in our business.

        The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the year ended December 31, 2008, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

        We have not used derivative financial instruments for speculative purposes. As of December 31, 2008, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

        Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $2.7 million, or less than 1% of total assets, as of December 31, 2008. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our line of credit and interest payable to HC Crown, our line of credit and interest payable to Hallmark Cards affiliate, and our note and interest payable to Hallmark Cards affiliate. The balance of those liabilities was $373.3 million, or 26% of total liabilities, as of December 31, 2008. Net interest expense for the year ended December 31, 2008, was $102.1 million, 36%, of our total revenue. Our net interest expense under these liabilities is sensitive to changes in the general level of interest rates, primarily U.S., LIBOR and Eurodollar interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

        If market interest rates were to increase or decrease by 1% from levels as of December 31, 2008, our interest expense would increase or decrease by $4.0 million.

ITEM 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

a.     Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

        Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

        KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, as stated in their report included in the Financial Statement section of this Report.

c.     Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    Other Information

        Not applicable.

PART III

        The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2009 annual meeting of stockholders under the headings "Election of Directors," "Board Information," "Compensation of Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Security Ownership of Certain Beneficial Owners and Management," and "Principal Accountant Fees and Services." We intend to file the definitive proxy statement with the Securities and Exchange Commission on or prior to April 30, 2009.

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stock holders to be held on or about June 26, 2009 ("the Proxy Statement") under the headings "Election of Directors," "Board Information," and "Compensation of Directors and Executive Officers," and is incorporated by reference herein.

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

"Hallmark Hall of Fame" Programming License Agreement

        In 2008, Crown Media United States entered into an agreement with Hallmark Cards to license 58 "Hallmark Hall of Fame" movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability. This agreement makes the Hallmark Channel and Hallmark Movie Channel the exclusive home for these movies. The total license fee for these movies is $17.2 million and is payable in equal monthly installments over 10 year exhibition windows. See Note 11 to Notes to Consolidated Financial Statements in this Report for information on windows opened for titles under this agreement during the year ended December 31, 2008.

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

Crown Media United States Programming Agreement with NICC

        On January 2, 2008, Crown Media Holdings entered into an agreement with the NICC regarding termination of any right of NICC under the agreement covering the operation of Crown Media United

States (the "Company Agreement") to compel Crown Media Holdings to buy all of the outstanding shares of Class A common stock owned by NICC and NICC's subsidiary VISN Management Corp. ("VMC") at the then current market value. The January 2008 agreement also covers other aspects of Crown Media Holdings' relationship with NICC.

        The January 2008 agreement provided for the following:

  •
  The put agreement was terminated, and the purported exercise of the put was waived.

  •
  Throughout 2009 and 2010, Crown will provide to NICC the use of a two-hour time period each Sunday morning for programming by NICC and NICC shall retain any advertising revenue from such time period. Neither NICC nor Crown is obligated to make any payment regarding this time period or the programming.

  •
  NICC voluntarily relinquished its right to designate one director on Crown Media Holdings' Board of Directors, effective with the resignation of its designee on December 19, 2007.

  •
  In settlement of a claim of NICC for $15,000,000 in the event of a change of control, Crown will pay NICC the total amount of $3,750,000 in three installments of $1,250,000 each on January 20, 2008, January 20, 2009 and January 20, 2010. If there is a change of control prior to January 20, 2010, Crown will pay the remaining unpaid installments at that time. The Company has paid the January 20, 2008 and 2009, installments.

  •
  For so long as the preferred interest remains outstanding, the Crown will remit to NICC payments equivalent to 6.0% per annum of outstanding balance of the preferred interest. The 2008 and 2009 payments have been made.

  •
  At the request of VMC, Crown will replace the preferred interest in Crown Media United States held by NICC/VMC with a promissory note of Crown and, at VMC's option, a second note payable to an independent not-for-profit corporation designated by VMC. Such notes with an aggregate face amount equal to the outstanding preferred interest at the conversion date would bear interest at 6.0% and a maturity date of December 31, 2010. If the preferred interest is not exchanged for notes, Crown will redeem the preferred interest as set forth in the Company Agreement of Crown Media United States.

  •
  To the extent required by the Stockholders Agreement of HEIC, Crown will consent, and obtain the consent of HEIC, for VMC to assign its ownership of HEIC shares to a non-profit corporation designated by VMC or to NICC. The shares will continue to be subject to the HEIC Stockholders Agreement.

  •
  Except as provided or referenced in the January 2008 Agreement, the term and conditions of the following prior agreements between or among the parties to the January 2008 agreements were superseded: The Company Agreement and the December 2005 agreement. The Stockholders Agreement is modified to the extent provided in the January 2008 Agreement. In addition, the parties provided mutual releases.

        During the years ended December 31, 2007 and 2008, Crown Media United States paid the National Interfaith Cable Coalition $22.1 million and $6.4 million, respectively, related to the Company Agreement, the December 2005 Agreement and the January 2008 Agreement.

DIRECTV Affiliation Agreement

        On August 20, 2001, Crown Media United States entered into an Affiliation Agreement with DIRECTV, Inc., a wholly owned subsidiary of DIRECTV Enterprises, Inc. Pursuant to the Affiliation Agreement, DIRECTV distributes the Hallmark Channel on the TOTAL CHOICE ® tier of its DBS distribution system in the United States and pays us license fees for such distribution. At the same time we entered into a Stock Purchase Agreement with DIRECTV Enterprises whereby we issued 5,360,202 shares of our Class A common stock, which shares were subsequently transferred to its parent company, The DIRECTV Group, Inc. In March 2008, we renewed this distribution agreement for a multi-year term and additionally provided DIRECTV with the right to distribute the Standard Definition and High Definition versions of the Hallmark Movie Channel. As of December 31, 2008, DIRECTV accounted for 17.7 million of our subscribers.

Hallmark Advertising

        Hallmark Cards purchased $508,000 and $429,000 of advertising on the Hallmark Channel in the United States at negotiated market rates, respectively, during the years ended December 31, 2007 and 2008.

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

Notes to Hallmark Cards and Affiliates

        For information on additional notes payable to Hallmark Cards and its affiliates, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations—Bank Credit Facility and Hallmark Notes above.

Interest Paid to HC Crown

        Interest expense paid to HC Crown, which formerly was payable to the Company's bank syndicate and resulted from a reduction in the interest rate and commitment fee payable to the Company's bank syndicate in Amendment No. 8 and Amendment No. 10 to the Company's credit facility, was $1.8 million for the year ended December 31, 2007, and $1.1 million for the year ended December 31, 2008.

Hallmark Agreements Related to Bank Credit Facility

        See "Bank Credit Facility and Hallmark Notes" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations above and Notes 9 and 10 to our Consolidated Financial Statements for information regarding our bank credit facility, the Hallmark Cards' guarantee of the bank credit facility and related agreements with Hallmark Cards.

Waiver and Standby Purchase Agreement and Related Amendments

        For information on agreement of Hallmark Cards regarding amounts payable to Hallmark Cards and its affiliates, see "Bank Credit Facility and Hallmark Notes—Waiver and Standby Purchase Agreement" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations above.

Stockholders Agreement and Registration Rights

  General

        We are a party to a stockholders agreement, amended and restated as of August 30, 2001, as amended (including the modification in the January 2, 2008, agreement with NICC) with VISN, The DIRECTV Group, Inc. ("DIRECTV"), and Hallmark Entertainment Investments. The stockholders agreement provides that our Board will consist of not less than 15 directors, with 12 nominated by Hallmark Entertainment Investments, and two independent directors, who must not be officers, directors or employees of any of the parties or their affiliates, and who will be nominated by the Board. The rights of the parties to nominate a director will terminate on the later of (1) such party owning less than 5% of our common stock then outstanding or (2) such party ceasing to own at least 75% of the number of shares of our common stock held by them immediately after our initial public offering in May 2000. DIRECTV is entitled to appoint an observer to the board of directors of Crown Media Holdings until DIRECTV and its affiliates cease to own beneficially in the aggregate at least 75% of the shares of our common stock acquired in the August 2001 transaction by the predecessor holder of the shares and now held by DIRECTV.

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

        In addition, the stockholders agreement provides that, in the event that Hallmark Entertainment Investments proposes to transfer 20% or more of our outstanding common stock to an unaffiliated third party, each other party to the stockholders agreement will have the right to participate on the same terms in that transaction with respect to a proportionate number of such other party's shares, except for DIRECTV.

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

  Rights Relating To Crown Media United States Amended and Restated Company Agreement

        Under the stockholders agreement, so long as we or any of our affiliates are entitled to have a representative on the Crown Media United States governance committee, and VISN and its affiliates either were entitled to nominate to, or designate a member of, our Board, or beneficially owned any preferred interests in Crown Media United States, neither we nor any of our affiliates were able without the consent of the member of our Board nominated by VISN or a representative of NICC, to vote in favor of:

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

  •
  legal services;

  •
  treasury and cash management services;

  •
  real estate consulting services;

  •
  human resources services; and

  •
  other services mutually agreed by the parties.

        We have agreed to pay Hallmark Cards $546,000 in 2007 and $541,000 in 2008 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. The balance of the payable for services, expenses and fees under this and the previous services agreement as of December 31, 2007 and 2008, was approximately $5.1 million and $5.5 million, respectively. We believe that the services being provided under the agreement have a value at least equal to the annual fee. Commencing October 2008, the Company paid the monthly amount due under the intercompany service agreement in the total amount of approximately $135,000. The Company intends to timely pay the monthly amounts due in 2009.

Hallmark Trademark License Agreements

        Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., dated March 27, 2001, which has been extended through September 1, 2009. The amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the "Hallmark Channel." The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States' network. Crown Media United States also has a similar trademark license agreement with Hallmark Licensing, Inc., which is effective January 1, 2004, and as extended expires September 1, 2009, to permit the use of the Hallmark trademark in the name of the "Hallmark Movie Channel".

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

Tax Sharing Agreement

        On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into the Tax Sharing Agreement with Hallmark Cards. Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax returns. Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future tax losses, if any, which may be generated by Crown Media Holdings. Based on the Tax Sharing Agreement, Hallmark Cards pays Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a taxpayer. Under the Tax Sharing Agreement, at Hallmark Cards' option, this 25% balance may also be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

        An independent member of the Board of Directors of Crown Media Holdings, with advice of independent counsel approved Crown Media Holdings' entering into the Tax Sharing Agreement.

        The Company received $12.2 million and $21.3 million under the Tax Sharing Agreement during 2007 and 2008, respectively, which were offset against the Tax Note during each respective year.

        For more information regarding amounts owed by the Company to Hallmark Cards under the Tax Sharing Agreement and a Tax Note, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation—Bank Credit Facility and Hallmark Notes and—Tax Sharing Agreement. Hallmark Cards offset future tax benefits it realized pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then to the unpaid principal balance of the Tax Note until the balance reached zero on December 31, 2008.

Certain Business Relationships and Conflicts of Interest

        Hallmark Entertainment Investments controls a majority of our outstanding shares of Class A Common Stock and all of our outstanding shares of Class B common stock, representing approximately 95.7% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment Investments' control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Class A common stock. As a result, the market price of our Class A common stock or our business could suffer.

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

Transactions with JP Morgan Chase Bank

        We have a revolving credit facility with JP Morgan Chase Bank, N.A., providing a secured line of credit of up to a total of $45.0 million due March 31, 2010 ($50.0 million until the step-down effective April 1, 2009). For information regarding the terms of the bank credit agreement, please see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation under "Bank Credit Facility and Hallmark Notes." We paid to JPMorgan Chase Bank under the credit facility $2.2 million in interest and fees for the year ended December 31, 2008.

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
List of Documents Filed as Part of This Report

(1)
Consolidated Financial Statements

Reports of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2008
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2006, 2007, and 2008
Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2006, 2007, and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2007, and 2008
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

Exhibit Number	Exhibit Title
10.2	Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of December 31, 2001, by Hallmark Entertainment Holdings, Inc. (previously filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on March 29, 2002 (Commission File No. 000-30700 and Film No. 02594577) and incorporated herein by reference).
10.3
Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of March 11, 2003, by Hallmark Entertainment Investments Co. (previously filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).
10.4
Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by JP Morgan Partners (BHCA), L.P. (previously filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).
10.5
Acknowledgement to the Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by Liberty Crown, Inc. and Liberty Media Corporation. (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).
10.6
Consent and Waiver to Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by DirecTV Enterprises, Inc. (previously filed as Exhibit 10.6 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).
10.7
Consent and Waiver to Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by VISN Management Corp. (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).
10.8
Consent and Waiver to Second Amended and Restated Stockholders Agreement, dated March 11, 2003, by Crown Media Holdings, Inc. (previously filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).
10.9
Acknowledgment and Agreement to the Second Amended and Restated Stockholders Agreement, dated as of February 28, 2003, by Hughes Electronics Corporation (previously filed as Exhibit 10.9 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).
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

Exhibit Number	Exhibit Title
10.11	Amendment No. 1, dated as of December 14, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 18, 2001 (Commission File No. 000-30700 and Film No. 1816385) and incorporated herein by reference).
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
10.15
Amendment No. 5, dated as of February 5, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).
10.16
Amendment No. 6, dated as of August 4, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on August 6, 2003 (Commission File No. 000-30700 and Film No. 03825587) and incorporated herein by reference).
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

Exhibit Number	Exhibit Title
10.18	Amendment No. 8, dated as of March 2, 2005, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 11, 2005 and incorporated herein by reference).
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
10.24
Amendment No. 14, dated as of March 10, 2008, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
10.25
Amendment No. 15, dated as of March 2, 2009, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank.
10.26
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

Exhibit Number	Exhibit Title
10.27	Guarantee Agreement, dated as of March 2, 2009 between Hallmark Cards Incorporated and JPMorgan Chase Bank as Administrative Agent.
10.28
Second Amended and Restated Program License Agreement, dated as of January 1, 2005, by and between Hallmark Entertainment Distribution, LLC (now RHI Entertainment Distribution, LLC) and Crown Media United States, LLC (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on October 11, 2005, and incorporated herein by reference).
10.29
Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (Commission File No. 000-30700 and Film No. 1623520), and incorporated herein by reference).
10.30
Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).
10.31
Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 10, 2003 (Commission File No. 000-30700 and Film No. 03988106) and incorporated by reference herein).
10.32
Trademark License Extension Agreement, dated as of August 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 15, 2004 and incorporated by reference herein).
10.33
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
10.35
Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.36
Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.37	Trademark License Agreement (Hallmark Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).
10.38
Trademark License Agreement (Hallmark Movie Channel), dated as of January 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
10.39
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).
10.40
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.98 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).
10.41
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.42
Trademark License Agreement (Hallmark Movie Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).
10.43
Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).
10.44
Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10-K, filed on March 29, 2002 (Commission File No. 000-30700 and Film No. 02594577) and incorporated herein by reference).
10.45
Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (Commission File No. 000-30700 and Film No. 1623520) and incorporated herein by reference).
10.46
Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 15, 2003 (Commission File No. 000-30700 and Film No. 03701984), and incorporated herein by reference).
10.47
Settlement Agreement dated as of December 1, 2005 between National Interfaith Cable Coalition, Inc., VISN Management Corp. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.48	Modification and Termination Agreement, dated as of January 2, 2008, by and among National Interfaith Cable Coalition, Inc., VISN Management Corp., Crown Media Holdings, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.102 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
10.49
Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).
10.50
Intercompany Services Extension Agreement, dated as of January 1, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.42 to our Annual Report on Form 10-K filed on March 29, 2006, and incorporated herein by reference.)
10.51
Intercompany Services Extension Agreement, dated as of January 1, 2007, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).
10.52
Intercompany Services Extension Agreement, dated as of January 1, 2008, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
10.53	Intercompany Services Extension Agreement, dated as of January 1, 2009, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
10.54
$50,000,000 Promissory Note, dated July 10, 2001, made by Crown Media, Inc. in favor of HC Crown Corporation (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 31, 2001 (Commission File No. 000-30700 and Film No. 1693331) and incorporated herein by reference).
10.55
$75,000,000 Promissory Note, dated December 14, 2001, made by Crown Media Holdings, Inc., Crown Media International, Inc. and Crown Media United States, LLC in favor of HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 18, 2001 (Commission File No. 000-30700 and Film No. 1816385), and incorporated herein by reference).
10.56
Note Purchase Agreement, dated as of August 1, 2003 between Crown Media Holdings, Inc. and HC Crown Corp. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2003 (Commission File No. 000-30700 and Film No. 03825587) and incorporated by reference herein).
10.57
10.25% Senior Secured Discount Note dated August 5, 2003 issued by Crown Media Holdings, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2003 (Commission File No. 000-30700 and Film No. 03825587) and incorporated by reference herein).
10.58
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
10.60
Extension Agreement, dated as of March 1, 2002, by and between Crown Media Holdings, Inc., Crown Media Distribution, LLC and Hallmark Entertainment Distribution, LLC (previously filed as Exhibit 10.44 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).
10.61
Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).
10.62
Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 (Commission File No. 000-30700 and Film No. 03846439) and incorporated by reference herein).
10.63
Promissory Note in the amount of $33,082,019, dated July 27, 2007, issued by Crown Media Holdings, Inc. in favor of Hallmark Cards, Incorporated (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.64
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
10.66
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).
10.67
Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).
10.68	*
Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan(previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001 (Commission File No. 000-30700 and Film No. 1580885), and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.69	*	Form of Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 9, 2004, and incorporated herein by reference).
10.70	*
Form of Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 9, 2004, and incorporated herein by reference).
10.71	*
Form of Crown Media Holdings, Inc. 2005 Restricted Stock Unit Agreement. (previously filed as Exhibit 10.72 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)
10.72	*
Employment Agreement, dated as of December 20, 2001, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 15, 2003 (Commission File No. 000-30700 and Film No. 03701984) and incorporated herein by reference).
10.73	*
Amendment to Employment Agreement dated December 6, 2004, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 8, 2004 and incorporated herein by reference)
10.74	*
Second Amendment to Employment Agreement, dated as of December 6, 2004, by and between David Kenin and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 8, 2004 and incorporated herein by reference).
10.75	*
Third Amendment to Employment Agreement, dated as of June 13, 2007, by and between David Kenin and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference).
10.76	*	2008 Deferred Compensation Plan of Crown Media Holdings, Inc.
10.77
Technical Services Agreement, dated as of April 26, 2005, by and between Crown Media United States LLC and Crown Media International LLC (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).
10.78
$132,785,424 Promissory Note, dated October 1, 2005, made by Crown Media United States, LLC in favor of Hallmark Entertainment Distribution, LLC. (previously filed as Exhibit 10.97 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)
10.79
Amended and Restated Waiver and Standby Purchase Agreement dated March 10, 2008 by and between Hallmark Cards Incorporated, HC Crown Corp., Crown Media United States, LLC and Crown Media Holdings, Inc. (previously filed as Exhibit 10.77 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
10.80
Amendment No. 1 to Amended and Restated Waiver and Standby Purchase Agreement dated March 10, 2008 by and between Hallmark Cards Incorporated, HC Crown Corp., Crown Media United States, LLC and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.81		Amendment No. 2 to Amended and Restated Waiver and Standby Purchase Agreement dated October 30, 2008, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).
10.82		Amendment No. 3 to Amended and Restated Waiver and Standby Purchase Agreement dated March 2, 2009, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc.
10.83
$70,414,087 Promissory Note, dated March 21, 2006, made by Crown Media Holdings, Inc. in favor of Hallmark Entertainment Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)
10.84
Copyright Security Agreement, dated July 27, 2007, executed by Crown Media Holdings, Inc. and its subsidiaries for the benefit of Hallmark Cards, Incorporated (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.85
Security and Pledge Agreement, dated July 27, 2007, by and among Crown Media Holdings, Inc., its subsidiaries and Hallmark Cards, Incorporated (previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.86
Letter Agreement, dated May 2, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)
10.87	*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and William Abbott. (previously filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)
10.88	*
Amendment to Employment Agreement, dated as of May 22, 2007, by and between William Abbott and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2007 and incorporated herein by reference).
10.89	*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford. (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)
10.90	*
Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.85 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
10.91	*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Laura Masse (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)
10.92	*
Amendment to Employment Agreement, dated as of May 9, 2008, by and between Crown Media Holdings, Inc. and Laura Masse (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference.)
10.93	*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Brian Stewart. (previously filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

Exhibit Number		Exhibit Title
10.94	*	Employment Agreement Amendment dated November 8, 2006 between Crown Media Holdings, Inc. and Brian Stewart. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)
10.95	*
Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Brian Stewart (previously filed as Exhibit 10.89 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
10.96	*
Amendment to Employment Agreement, dated as of May 30, 2008, by and between Crown Media Holdings, Inc. and Janice Arouh (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference.)
10.97
Purchase Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).
10.98
Amendment No. 1 to Purchase Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2006, and incorporated herein by reference).
10.99
Intercreditor Agreement, dated as of October 3, 2006, by and among Hallmark Cards, Incorporated, Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).
10.100	*
Employment Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)
10.101	*
Restricted Stock Unit Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)
10.102	*
Stock Appreciation Rights Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)
10.103	*	First Amendment to the Employment Agreement, dated December 16, 2008, by and between Crown Media Holdings, Inc. and Henry Schleiff.
10.104	*
Crown Media Holdings, Inc. 2007 Annual Advertising Sales Commission Plan** (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.105	*
Crown Media Holdings, Inc. 2008 Annual Advertising Sales Commission Plan** (previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).
10.106
Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and the Company.** (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.107	Lease Agreement, dated September 8, 2008, by and between Paramount Group, Inc., 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).
10.108
Guaranty Commitment, dated as of September 2, 2008, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).
21.1	List of Subsidiaries.
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 5, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY S. SCHLEIFF Henry S. Schleiff	Director and Principal Executive Officer	March 5, 2009
/s/ BRIAN C. STEWART Brian C. Stewart	Principal Financial and Accounting Officer	March 5, 2009
/s/ DWIGHT C. ARN Dwight C. Arn	Director	March 5, 2009
/s/ WILLIAM CELLA William Cella	Director	March 5, 2009
/s/ GLENN CURTIS Glenn Curtis	Director	March 5, 2009
/s/ STEVE DOYAL Steve Doyal	Director	March 5, 2009
/s/ BRIAN GARDNER Brian Gardner	Director	March 5, 2009

Signature	Title	Date

/s/ HERBERT A. GRANATH Herbert A. Granath	Director	March 5, 2009
/s/ DAVID E. HALL David E. Hall	Director	March 5, 2009
/s/ DONALD J. HALL, JR. Donald J. Hall, Jr.	Director	March 5, 2009
/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr.	Director	March 5, 2009
/s/ A. DRUE JENNINGS A. Drue Jennings	Director	March 5, 2009
/s/ PETER A. LUND Peter A. Lund	Director	March 5, 2009
/s/ BRAD R. MOORE Brad R. Moore	Director	March 5, 2009
/s/ DEANNE R. STEDEM Deanne R. Stedem	Director	March 5, 2009

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 5, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

        We have audited Crown Media Holdings, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Media Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Crown Media Holdings, Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, Crown Media Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 5, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
March 5, 2009

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,
	2007	2008
ASSETS
Cash and cash equivalents	$1,974	$2,714
Accounts receivable, less allowance for doubtful accounts of $242 and $294, respectively	68,603	66,510
Program license fees—Hallmark Cards affiliates	128	1,134
Program license fees—non-affiliates	119,561	104,802
Prepaid and other assets	4,478	4,067
Prepaid program license fee assets	8,361	7,655

Total current assets	203,105	186,882
Program license fees—Hallmark Cards affiliates	625	8,872
Program license fees—non-affiliates	129,296	205,335
Subscriber acquisition fees, net	3,333	3,283
Property and equipment, net	15,962	15,392
Goodwill	314,033	314,033
Prepaid and other assets	9,887	5,548

Total assets	$676,241	$739,345

The accompanying notes are an integral part of these consolidated balance sheets

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except par value and number of shares)

	As of December 31,
	2007	2008
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
Accounts payable and accrued liabilities	$25,255	$19,115
Audience deficiency reserve liability	15,620	11,505
Accrued restricted stock units	4,609	1,852
License fees payable to Hallmark Cards affiliates	550	1,089
License fees payable to non-affiliates	108,827	127,549
Payables to Hallmark Cards affiliates	13,266	14,799
Payables to National Interfaith Cable Coalition	5,685	2,849
Credit facility and interest payable	19,583	29
Interest payable to Hallmark Cards affiliates	—	3,941
Other current liabilities	5,979	3,025

Total current liabilities	199,374	185,753
Accrued liabilities	18,056	12,693
License fees payable to Hallmark Cards affiliates	—	8,782
License fees payable to non-affiliates	56,521	103,669
Payables to National Interfaith Cable Coalition	4,041	2,504
Credit facility	50,000	28,570
Notes and interest payable to Hallmark Cards affiliates	340,056	340,743
Senior secured note to HC Crown, including accrued interest	621,266	686,578
Company obligated mandatorily redeemable preferred Interest	18,690	20,822
Other liabilities	19,232	16,164
Obligation to NICC for the repurchase of Class A common stock, extinguished without cash on January 2, 2008, per the agreement, $.01 par value; 4,357,066 and 0 shares issued and outstanding as of December 31, 2007 and 2008, respectively	32,765	—

Total liabilities	1,360,001	1,406,278
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 69,760,588 and 74,117,654 shares issued and outstanding as of December 31, 2007 and 2008, respectively	698	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2007 and 2008, respectively	307	307
Paid-in capital	1,411,291	1,465,293
Accumulated deficit	(2,096,056)	(2,133,274)

Total stockholders' deficit	(683,760)	(666,933)

Total liabilities and stockholders' deficit	$676,241	$739,345

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2006	2007	2008
Revenue:
Subscriber fees	$24,869	$27,812	$57,153
Advertising	172,950	205,666	222,967
Advertising by Hallmark Cards	1,240	508	429
Film asset license fees	1,815	—	—
Sublicense fees and other revenue	305	378	1,245

Total revenue, net	201,179	234,364	281,794
Cost of Services:
Programming costs
Hallmark Cards affiliates	74	82	798
Non-affiliates	152,119	164,287	139,900
Amortization of film assets	14,739	(5,220)	(745)
Impairment of film assets	225,832	—	176
Subscriber acquisition fee amortization expense	31,044	30,996	—
Amortization of capital lease	1,157	1,158	1,158
Other costs of services	11,273	11,222	12,492

Total cost of services	436,238	202,525	153,779
Selling, general and administrative expense	43,968	61,452	46,605
Marketing expense	16,021	19,733	19,603
Depreciation and amortization expense	2,865	1,656	1,932
Gain from sale of film assets	(8,238)	—	—

(Loss) income from operations before interest expense	(289,675)	(51,002)	59,875
Interest income	2,957	1,351	723
Interest expense	(101,685)	(109,495)	(100,880)

Loss before discontinued operations and cumulative effect of change in accounting principle	(388,403)	(159,146)	(40,282)
Gain from sale of discontinued operations, net of tax	1,530	114	3,064

Loss before cumulative effect of change in accounting principle	(386,873)	(159,032)	(37,218)
Cumulative effect of change in accounting principle	(2,099)	—	—

Net and comprehensive loss	$(388,972)	$(159,032)	$(37,218)

Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,788	104,038	104,776

Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	$(3.71)	$(1.53)	$(0.39)
(Loss) gain per share from discontinued operations, basic and diluted	0.02	0.00	0.03
Cumulative effect of change in accounting principle, basic and diluted	(0.02)	—	—

Net loss per share, basic and diluted	$(3.71)	$(1.53)	$(0.36)

The accompanying notes are an integral part of these consolidated statements of operations and comprehensive loss.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(In thousands)

	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances, December 31, 2005	74,118	$741	30,670	$307	$1,423,815	$(1,548,052)	$(123,189)
Payment by Hallmark Cards on note payable to Hallmark Cards affiliate	—	—	—	—	3,111	—	3,111
Proceeds from the 2005 issuance of stock for exercise of options	—	—	—	—	114	—	114
Stock-based compensation	—	—	—	—	11	—	11
Contributions under affiliate tax sharing agreement	—	—	—	—	29,981	—	29,981
Net loss	—	—	—	—	—	(388,972)	(388,972)

Balances, December 31, 2006	74,118	741	30,670	307	1,457,032	(1,937,024)	(478,944)
Reduction of additional paid-in capital for obligation to return amounts previously received as capital contributions under tax sharing agreement	—	—	—	—	(25,192)	—	(25,192)
Reclassification of NICC Class A common stock as mandatorily redeemable common stock	(4,357)	(43)	—	—	(32,722)	—	(32,765)
Contributions under affiliate tax sharing agreement	—	—	—	—	12,173	—	12,173
Net loss	—	—	—	—	—	(159,032)	(159,032)

Balances, December 31, 2007	69,761	698	30,670	307	1,411,291	(2,096,056)	(683,760)
Reclassification of NICC mandatorily redeemable common stock as Class A common stock	4,357	43	—	—	32,722	—	32,765
Contributions under affiliate tax sharing agreement	—	—	—	—	21,280	—	21,280
Net loss	—	—	—	—	—	(37,218)	(37,218)

Balances, December 31, 2008	74,118	$741	30,670	$307	$1,465,293	$(2,133,274)	$(666,933)

The accompanying notes are an integral part of these consolidated statements of stockholders' deficit.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(388,972)	$(159,032)	$(37,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of discontinued operations	(1,530)	(114)	(3,064)
Gain from sale of film assets	(8,238)	—	(101)
Depreciation and amortization	209,589	198,209	145,172
Accretion on company obligated mandatorily redeemable preferred interest	1,946	2,207	2,132
Provision for allowance for doubtful accounts	(261)	166	75
Cumulative effect of change in accounting principle	2,099	—	—
Impairment of film assets	225,832	—	176
Loss on sale of property and equipment	207	20	—
Stock-based compensation	(3,071)	6,007	(89)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,752	(10,817)	1,944
Additions to program license fees	(96,197)	(116,062)	(210,123)
(Additions) deletions to subscriber acquisition fees	(850)	858	(2,693)
Decrease in prepaid and other assets	21,640	3,761	2,354
(Decrease) increase in accounts payable, accrued and other liabilities	(18,339)	16,783	(18,800)
Increase in interest payable	75,098	92,926	91,296
(Decrease) increase in subscriber acquisition fees payable	(10,167)	(2,042)	933
Increase in license fees payable to Hallmark Cards affiliates	—	550	9,321
Increase in payables to Hallmark Cards affiliates	1,444	1,753	1,533
(Decrease) increase in license fees payables to non-affiliates	(52,733)	(21,962)	65,869
(Decrease) increase in deferred revenue	(310)	1,401	(639)

Net cash (used in) provided by operating activities	(34,061)	14,612	48,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(713)	(1,668)	(1,868)
Purchases of film asset	—	(2,051)	35
Payments to buyer of international business	(8,420)	(4,104)	(3,604)
Proceeds from disposition of film assets, net	152,116	—	—
Proceeds from disposition of property and equipment	—	20	—

Net cash provided by (used in) investing activities	142,983	(7,803)	(5,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options	114	—	—
Proceeds from tax sharing agreement with Hallmark Cards	11,982	—	—
Borrowings under the credit facility	15,000	18,145	30,543
Payments on the credit facility	(137,367)	(36,273)	(71,478)
Payment on note payable to Hallmark Cards	—	—	(228)
Principal payments on capital lease obligations	(612)	(672)	(738)

Net cash used in financing activities	(110,883)	(18,800)	(41,901)

Net (decrease) increase in cash and cash equivalents	(1,961)	(11,991)	740
Cash and cash equivalents, beginning of year	15,926	13,965	1,974

Cash and cash equivalents, end of year	$13,965	$1,974	$2,714

Supplemental disclosure of cash and non-cash activities:
Interest paid	$18,704	$8,657	$4,649
Income taxes paid	$4	$—	$—
Tax sharing payment from Hallmark Cards applied to note payable to Hallmark Cards affiliate	$17,999	$12,172	$21,280
Payment by Hallmark Cards on note payable to Hallmark Cards affiliate	$3,111	$—	$—
Reduction of additional paid-in capital for obligation to return amounts previously received as capital contributions under tax sharing agreement	$—	$25,192	$—
Reclassification of common stock and paid-in capital to Redeemable Common Stock	$—	$32,765	$—
Reclassification of Redeemable Common Stock to common stock and paid-in capital	$—	$—	$32,765
Interest payable converted to principal on note payable to HC Crown	$12,712	$5,734	$15,135
Interest payable converted to principal on note payable to Hallmark Cards affiliate	$4,628	$8,984	$23,712
Interest payable converted to principal on note payable to Hallmark Cards affiliate	$—	$4,060	$8,643
Disposal of film asset
Accounts receivable	$—	$—	$74
Program license fee—non-affiliate	$—	$—	$1,110
Film asset, net	$—	$—	$1,507
Accrued liabilities	$—	$—	$573

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006, 2007 and 2008

1. Business and Organization

Organization

        Crown Media Holdings, Inc. ("Crown Media Holdings," "Crown Media" or the "Company"), through its wholly-owned subsidiary, Crown Media United States, LLC ("Crown Media United States"), owns and operates pay television channels (collectively the "Channels" or the "channels") dedicated to high quality, entertainment programming for adults and families, in the United States. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. ("Hallmark Entertainment Investments"), a subsidiary of Hallmark Cards, Incorporated ("Hallmark Cards"), the National Interfaith Cable Coalition, Inc. ("NICC"), the DIRECTV Group, Inc. and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation ("Liberty Media") and J.P. Morgan Partners (BHCA), L. P. ("J.P. Morgan").

        The Company's continuing operations are currently organized into one operating segment, the domestic channels.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

1. Business and Organization (Continued)

        The Purchase Agreement provided the Company with non-exclusive licenses for 83 film titles back from RHI, substantially all of which expired in November 2008. Management ascribed a fair value of $10.9 million to the internal usage of these titles and recorded the $10.9 million as program license fees—non-affiliates. In order to ascribe a fair value to the specific titles, management applied an hourly rate based on the Company's film rate card, which had been utilized throughout the year for the pricing of licenses to third parties. In April 2008, RHI extended the term of most of the non-exclusive windows for these titles to December 2010.

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

Liquidity

        As of December 31, 2008, the Company had $2.7 million in cash and cash equivalents on hand and $21.4 million of current borrowing capacity under the bank credit facility. Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates. The Company's management anticipates that the principal uses of cash up to March 31, 2010, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and repayment of principal under the bank credit facility and interest of approximately $20.0 million to $23.0 million due under certain notes to the Hallmark Cards affiliates.

        Operating activities for the years ended December 31, 2007 and 2008, yielded positive cash flow. However, there can be no assurance that the Company's operating activities will continue to generate positive cash flow.

        The Company's principal sources of funds are cash on hand; cash generated by operations and amounts available under the Company's revolving bank credit facility through March 31, 2010. Another significant aspect of the Company's liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries. In March 2008, the Company and Hallmark Cards entered into an Amended and Restated Waiver Agreement (called as amended the "Waiver Agreement") which changed the maturity date of three obligations to December 31, 2009, and deferred payments under these and certain other obligations. Under an amendment of the Waiver Agreement in March 2009, the deferred payments under such obligations are extended to March 31, 2010, and additionally, payments, which may become due in 2009 from the Company to Hallmark Cards under the Tax Sharing Agreement, are added to the payments deferred until March 31, 2010.

        The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through March 31, 2010, when combined with the deferral of any required payments on related-party debt, any 2009 tax sharing payments and related interest on the 10.25%

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

1. Business and Organization (Continued)

Senior Secured Note described under the Waiver Agreement, will be sufficient to fund the Company's operations and enable the Company to meet its liquidity needs through March 31, 2010.

        The sufficiency of the existing sources of liquidity to fund the Company's operations is dependent upon maintaining subscriber revenue at or above the amount of such revenue for the year ended December 31, 2008, and maintaining or increasing advertising revenue. A significant decline in the popularity of the Hallmark Channel, a further economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company's liquidity and its ability to fund the current level of operations. During the last three quarters of 2008, the Company experienced a softening of advertising rates in the direct response and scatter market. The Company expects this softening to continue throughout 2009 and has identified a number of contingency cost cutting measures that could be implemented in 2009 depending on market conditions, such as decreases in the number of marketing promotions and original movies produced.

        In March 2009, effective April 1, 2009, the bank credit facility's maturity date was extended to March 31, 2010, and the bank's lending commitment was set at $45.0 million. The Company's ability to pay amounts outstanding on the maturity date is highly dependent upon the Company's ability to generate sufficient, timely cash flow from operations between January 1, 2009 and March 31, 2010. There is uncertainty in the U.S. economy and the advertising market so it is possible that the cash flow may be less than the expectations of the Company's management.

        Upon maturity of the credit facility on March 31, 2010, to the extent the facility has not been paid in full, renewed or replaced, the Company could require under the Waiver Agreement that Hallmark Cards purchase the interest of the lending bank in the facility. In that case, Hallmark Cards would have all the obligations and rights of the lending bank under the bank credit facility and could demand payment of outstanding amounts at any time after March 31, 2010, under the terms of the Waiver Agreement.

        Because of the Company's possible inability to meet its obligations when they come due on and after March 31, 2010, and through December 31, 2010, the Company anticipates that prior to March 31, 2010, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including restructuring of the debt if possible, refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives. If the current credit market conditions continue, a restructuring or refinancing could be difficult.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

1. Business and Organization (Continued)

        NICC proposed that its purchase demand be settled on January 4, 2008. If the Company had repurchased the shares as requested, the settlement amount would have been $32.8 million, based on the 30-day average closing price of the Company's Class A shares from October 8, 2007 through November 16, 2007, inclusive.

        As more fully described below in Note 8, the Company and NICC signed the Modification Agreement on January 2, 2008 whereby the Company's obligation under the Put Right was immediately extinguished. The Modification Agreement also resolved a related dispute with respect to expiration or survival of a prior provision which would have required the Company to pay NICC $15.0 million upon a change in control of the Company. Pursuant to the Modification Agreement, the Company will pay NICC a total of $3.8 million in equal installments of $1.3 million on each January 20 of 2008, 2009 and 2010. In addition, the Company will provide NICC with two-hours of broadcast time each Sunday morning during 2008 and 2009 at no cost to NICC. We estimate the value of the broadcast time to be $1.5 million. Its discounted value was recorded as deferred revenue at December 31, 2007 and will be amortized to revenue ratably over NICC's two year use. The Company is also obligated to pay NICC an estimated $4.5 million in yearly installments at the rate of 6% of the outstanding liquidation preference of the CMUS preferred interest owned by VISN Management Corp. ("VISN"), a wholly-owned subsidiary of NICC, through December 31, 2010.

        Subsequently, NICC asserted that a provision of the 2005 NICC Agreement had not been satisfied. In December 2008, NICC and the Company agreed to a settlement whereby the Company assigned its ownership interest in "The Note," a Hallmark Channel original movie which until then was co-owned by NICC and the Company. The Company retained broadcast rights and certain other distribution rights for a period of four years. In expectation of the settlement, the Company recognized settlement expense of approximately $500,000 during 2008. Upon closing of the settlement agreement, the Company recognized a gain of approximately $101,000 in connection with the disposition of its ownership interest in "The Note," which is included as a component of selling, general and administrative expense in the statement of operations for the year ending December 31, 2008 See Note 18.

Classification of Redeemable Common Stock

        At December 31, 2007, the Company classified 4,357,066 shares of Class A common stock and $32.8 million associated with the purported exercise of the Put Right referred to above as redeemable common stock. The shares and related amount were reclassified to common stock and paid-in capital on January 2, 2008, in connection with the NICC Modification Agreement discussed above and in Note 12.

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

        The consolidated financial statements include the accounts of Crown Media Holdings and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

2. Summary of Significant Accounting Policies and Estimates (Continued)

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

Use of Estimates

        The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation of income taxes and customer incentives, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to uncollectible accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company's bad debt expense was $166,000 and $75,000 for the years ended December 31, 2007 and 2008, respectively. The Company's bad debt provision was a credit of $261,000 for the year ended December 31, 2006.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

2. Summary of Significant Accounting Policies and Estimates (Continued)

        The activity in the allowance for doubtful accounts for each of the three years ending December 31, 2006, 2007, and 2008, is as follows:

	Balance at Beginning of Year	Additions (Reductions) Charged (Credited) to Expense	Deductions (including transfers to buyers of international business and film assets)	Balance at End of Year
Allowance for doubtful accounts
Year-ended December 31, 2006	$1,565	$(261)	$(1,058) (1)	$246
Year-ended December 31, 2007	$246	$166	$(170)	$242
Year-ended December 31, 2008	$242	$75	$(23)	$294

(1)
Represents amounts written off of $432,000 and $626,000 transferred to buyer of film assets.

Program License Fees

        Program license fees are incurred in connection with the acquisition of rights to air programs acquired from others. The cost of program rights are deferred and then amortized on a straight-line basis over the shorter of their contractual license periods or anticipated usage. The Company evaluates the realizability of these deferred license fees in relation to the estimated future revenue. Estimates of the net realizable value for the program licenses are determined using estimates of future advertising revenue and program usage. The estimated net realizable value is compared to the net book value of the program license fee assets to determine if the unamortized costs of the Company's programming assets are expected to be recovered. If the analysis indicates the costs are in excess of the estimated net realizable value, the Company would write down the unamortized cost of the program license fee assets to the estimated net realizable value with a corresponding impairment charge to expense.

Subscriber Acquisition Fees

        Subscriber acquisition fees are generally required to be paid to obtain initial carriage on major domestic pay distributors systems. Under certain of these agreements with major pay distributors, Crown Media United States has been obligated to pay subscriber acquisition fees if defined subscriber levels are met or in order to obtain additional carriage of the Hallmark Channel by those pay distributors. Such costs are accrued when Crown Media United States receives notice from the distributors that they have met the contractual penetration percentage or subscriber count.

        Subscriber acquisition fees are amortized over the contractual life of the distribution agreements (ranging from 1 to 9 years) as a reduction of subscriber fee revenue. If the amortization expense exceeds the cumulative subscriber fee revenue recognized, or to be recognized, on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically by comparing the net carrying amount to the estimates of future subscriber fee and advertising revenue. It also assesses the recoverability when events such as changes in distributor relationships occur or other indicators suggest impairment.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

2. Summary of Significant Accounting Policies and Estimates (Continued)

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

        Goodwill is reviewed for impairment annually as of November 30 and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of goodwill might be in excess of its fair value. Goodwill is carried at historical cost if the estimated fair value is greater than the carrying amounts. However, in the event that the estimated fair value is less than the carrying amount, the carrying value of goodwill would be reduced to its estimated fair value through an impairment charge to the Company's consolidated statements of operations. The fair value of goodwill has been determined from time-to-time using a combination of the discounted future cash flow method, the public guideline company method, and the guideline transaction method.

        The public guideline company method involves identifying and selecting publicly-traded companies with financial and operating characteristics similar to the Company and applying valuations multiples to the Company. The guideline transaction method involves identifying a list of applicable market transactions in which the companies selected bear certain similarities in terms of line of business, capital structure and maturity of business to the Company.

Legal Costs and Contingencies

        In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

        If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

2. Summary of Significant Accounting Policies and Estimates (Continued)

the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

Leases

        The Company accrues rent expense on a straight line basis over the lease term.

        Assets subject to capital leases are capitalized as property and equipment at the inception of the lease. Capitalized lease assets are depreciated over their estimated useful lives.

Fair Value of Financial Instruments

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

        The Company does not have balance sheet items carried at fair value on a recurring basis (to which SFAS 157 applies in 2008) such as derivative financial instruments which are valued primarily based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Significant balance sheet items which are subject to non-recurring fair value measurements (to which SFAS 157 will apply in 2009) consist of goodwill, property and equipment, and subscriber acquisition fees. The adoption of SFAS 157 in 2008 has had no effect on the measurement of the Company's financial assets and liabilities. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2008 years.

        Effective January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies the definition of fair

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

2. Summary of Significant Accounting Policies and Estimates (Continued)

value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

  Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

  Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

  Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), Establishing the Fair Value Option for Financial Assets and Liabilities. The FASB has issued SFAS 159 to permit all entities to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chose early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company adopted SFAS 159 effective January 1, 2008. The Company has not elected to measure eligible financial instruments at fair value. Accordingly, SFAS 159 has had no effect on the Company's consolidated balance sheets or results of operations.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the estimated useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for us on January 1, 2009. The Company is still in the process of evaluating the impact FSP 142-3, but does not expect it to have a material impact on its consolidated balance sheets or results of operations.

        In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157, which the Company partially adopted as of January 1, 2008, in cases where a market is not active. The Company is still in the process of evaluating the impact FSP 157-3, but does not expect it to have a material impact on our consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

2. Summary of Significant Accounting Policies and Estimates (Continued)

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

Audience Deficiency Unit Liability

        Audience deficiency units ("ADUs") are units of inventory (rights to utilize future advertising timeframes) that are made available to advertisers as fulfillment for past advertisements in programs that under-delivered on the guaranteed viewership ratings. The related liability results when impressions delivered on guaranteed ratings are less than the impressions guaranteed to advertisers. Such liability (a type of deferred revenue) arises as a matter of industry practice rather than as a matter of written contract. The liability is reduced when the Company airs the advertisement during another program to "make-good" on the under-delivery of impressions. The Company typically does not remit cash to advertisers in satisfaction of such deficiencies.

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising expense was $16.0 million, $19.7 million and $19.6 million for the years ended December 31, 2006, 2007 and 2008, respectively.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

2. Summary of Significant Accounting Policies and Estimates (Continued)

Taxes on Income

        Pursuant to the tax sharing agreement entered into with Hallmark Cards in March 2003, the Company's results of operations for tax purposes became a part of the Hallmark Cards consolidated federal tax return as of and subsequent to March 2003. However, the Company continues to account for income taxes on a separate return basis. Accordingly, the Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. All payments received from Hallmark Cards under the tax sharing agreement are recorded as increases in additional paid-in capital. Based on the tax sharing agreement, the Company may ultimately owe Hallmark Cards for its share of the consolidated federal tax liability caused by the inclusion of the Company in the consolidated group. Such payments would be treated as a reduction to paid-in capital to the extent of amounts previously received under the Tax Sharing Agreement.

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

        In connection with the adoption of SFAS 123R, we recorded a cumulative catch-up adjustment of $2.1 million related to restricted stock units ("RSUs") granted under the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the "Plan"). See Note 16 for further information regarding our stock-based compensation assumptions and expenses.

Net Loss per Share

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

2. Summary of Significant Accounting Policies and Estimates (Continued)

shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 810,000, 356,000 and 341,000 stock options for the years ended December 31, 2006, 2007 and 2008, respectively, have been excluded from the calculations of earnings per share because their effect would have been antidilutive.

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

        Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the years ended December 31, 2006, 2007 and 2008, and together accounted for a total of 91%, 92% and 77% of consolidated subscriber revenue during the years ended December 31, 2006, 2007 and 2008, respectively. Three, four and three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the years ended December 31, 2006, 2007 and 2008, respectively, and together accounted for 66%, 77% and 61% of our subscribers during the years ended December 31, 2006, 2007 and 2008, respectively.

Reclassifications

        Certain reclassifications have been made to conform prior periods' financial information to the current presentation.

        All financial activity relating to the NICC and its related parties have been reclassified to non-affiliate financial statement line items.

        The Company was a co-owner of "The Note," which the Company transferred to NICC during 2008. The economic interest in that film asset that was retained by the Company was reclassified to program license fees—non-affiliate upon execution of the agreement with NICC. See Note 18, Commitments and Contingencies, below.

Recently Issued Accounting Pronouncements

        The FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), The Hierarchy of Generally Accepted Accounting Principles, in May 2008. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

2. Summary of Significant Accounting Policies and Estimates (Continued)

Conformity With Generally Accepted Accounting Principles. The Company does not expect that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

3. Impairment of Film Assets

        As a result of non-binding bids received in 2006 and the then proposed terms of an agreement dated October 5, 2006, for the sale of the Crown Library, management deemed it necessary to review its film assets for impairment. The fair values used in the impairment analyses were derived by management taking into account the following: (1) the implied fair value from bid parties and a contractual sales price with adjustments to take into account the terms of the proposed sale including the estimated future cost of the Company's indemnification of the buyer for residual and participation liabilities arising from the buyer's use of the Crown Library for a 10-year period following the closing of the sale; (2) the estimated fair value of rights for the Company's non-exclusive use of certain films for showing on its Hallmark Movie Channel for a limited period of time; and (3) the amount of accounts receivable related to the film library. The resulting non-cash impairment charge of $225.8 million for the year ended December 31, 2006, is included in impairment of film assets on the accompanying consolidated statement of operations.

        In preparing the impairment analyses management relied upon various estimates which were based on information known at the time of the analyses.

4. Residual and Participation Liability

        On December 15, 2006, we completed the sale of domestic rights and certain international ancillary rights to our library of approximately 620 television movies, mini-series and series to RHI Entertainment LLC. Included in accounts payable and accrued liabilities are $12.2 million and $13.8 million at December 31, 2007 and 2008, respectively, related to residuals and participations that RHI would otherwise be obligated to pay to third parties in connection with domestic film library sales between the December 2006 sale and December 2016. The Company's actual cost of this obligation will depend on the actual sales of these films by RHI but, in no event, will exceed $22.5 million. Any revisions to these estimated liabilities will be reflected as gain (loss) from the sale of the film assets and reflected in continuing operations in future periods.

        During 2007, the Company completed an analysis of its residual and participation liability, related to the Company's licenses of the film assets prior to the sale to RHI. Using new information that became available, the Company was able to more accurately estimate amounts due and make payments on certain obligations, as well as analyze and determine potential amounts due for exploitation of the films during the referenced period. The Company determined that it needed to reduce its liability by $5.2 million, and thus, recorded a negative amortization of film assets in this amount during this time period.

        The Company also completed an analysis during 2008 of its residual and participation liability, related to the Company's licenses of the film assets prior to the sale to RHI. The Company determined that the payments it had submitted up to that time had fully satisfied its obligations. Accordingly, the Company reduced its liability to zero by recording $1.1 million of negative amortization of film assets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

4. Residual and Participation Liability (Continued)

        Also, included in accounts payable and accrued liabilities as December 31, 2007, and 2008, is $5.0 million and $336,000, respectively, for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015. The Company's actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from sale of discontinued operations in future periods.

        In December 2008, the Company received information from the buyer of the international business related to the actual internal usage and sales of these films through December 31, 2007. As a result, the Company determined that it needed to reduce its liability by $5.1 million. The Company did so by recording a gain from sale of discontinued operations of $3.0 million and a reduction of interest expense of $2.1 million during this time period.

5. Subscriber Acquisition Fees

        Subscriber acquisition fees are comprised of the following:

	As of December 31, 2007	As of December 31, 2008
	(In thousands)
Subscriber acquisition fees, at cost	$9,837	$10,874
Accumulated amortization	(6,504)	(7,591)

Subscriber acquisition fees, net	$3,333	$3,283

        Of the net balance at December 31, 2008, in regard to existing agreements, the Company expects $3.3 million will be recognized as a reduction of subscriber fee revenue and $0 will be recognized as subscriber acquisition fee expense in future periods. The Company expects to amortize the net balance at December 31, 2008, as follows:

Years Ended December 31,
(in thousands)
2009	$1,876
2010	1,105
2011	151
2012	151

Total amortization	$3,283

        As of December 31, 2007 and 2008, the consolidated balance sheets also reflect subscriber acquisition fees payable of $29,000 and $962,000, respectively, in accounts payable and accrued liabilities. For the years ended December 31, 2006, 2007 and 2008, the Company made cash payments of, $11.0 million, $1.2 million and $1.8 million, respectively, relating to current subscriber acquisition fee obligations.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

6. Program License Fees

        Program license fees are comprised of the following:

	As of December 31,
	2007	2008
	(In thousands)
Program license fees—RHI Entertainment Distribution	$244,920	$275,481
Program license fees—Hallmark Cards affiliates	918	10,967
Program license fees—other non-affiliates	298,013	301,298

Program license fees, at cost	543,851	587,746
Accumulated amortization	(294,241)	(267,603)

Program license fees, net	$249,610	$320,143

        Programming costs for the years ended December 31, 2006, 2007 and 2008, were $152.2 million, $164.4 million and $140.7 million, respectively.

        In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it. In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value. During the years ended December 31, 2006 and 2007, such changes in estimates resulted in additional amortization of program license fees of $20.9 million and $2.7 million, respectively; the Company made no such changes in estimates during the year ended December 31, 2008.

        At December 31, 2007 and 2008, $8.4 million and $7.6 million, respectively, of program license fees were included in prepaid and other assets on the accompanying consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the license period.

        License fees payable are comprised of the following:

	As of December 31,
	2007	2008
	(In thousands)
License fees payable—RHI Entertainment Distribution	$21,427	$71,649
License fees payable—Hallmark Cards affiliates	550	9,871
License fees payable—non-affiliates	143,921	159,569

Total license fees payable	165,898	241,089
Less current maturities	(109,377)	(128,638)

Long-term license fees payable	$56,521	$112,451

        During 2008, the Company amended certain of its program license fee agreements. These amendments reduced or deferred payment amounts under the original agreements. Programming costs also decreased due to these amendments.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

7. Property and Equipment

        Property and equipment are comprised of the following:

	As of December 31,
			Depreciable Life (In years)
	2007	2008
	(In thousands)
Technical equipment and computers	$7,811	$8,372	3 - 5
Leased assets	17,363	17,363	15
Furniture, fixtures and equipment	1,313	690	5
Leasehold improvements	735	1,137	3 - 7
Construction-in-progress	289	123

Property and equipment, at cost	27,511	27,685
Accumulated depreciation	(11,549)	(12,293)

Property and equipment, net	$15,962	$15,392

        Depreciation expense related to property and equipment was $2.8 million, $2.0 million and $2.4 million, for the years ended December 31, 2006, 2007 and 2008, respectively.

        Software and other intangible assets of $599,000 and $524,000 as of December 31, 2007 and 2008, respectively, have been included in prepaid and other assets on the accompanying consolidated balance sheets.

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

For the Years Ended December 31, 2006, 2007 and 2008

8. Leases (Continued)

contain escalation clauses and renewal options. Future minimum lease payments under the agreements at December 31, 2008, are as follows:

Years Ended December 31,	Capital Leases	Operating Leases
(in thousands)
2009	2,160	4,432
2010	2,160	3,963
2011	2,160	3,019
2012	2,160	2,493
2013	2,160	1,973
Thereafter	12,870	4,387

Total minimum lease payments	23,670	$20,267	(1)

Less amount representing interest (at implicit rate of 9.375%)	(8,910)

Present value of net minimum lease payments	14,760
Less current maturities	(811)

Long term obligation	$13,949

    (1)
    Minimum payments have not been reduced by minimum sublease rentals of $321,000 due in 2009 and $135,000 due in 2010 under non-cancelable subleases.

        Rent expense under the operating leases was $2.0 million, $2.2 million and $3.0 million, respectively, for the years ended December 31, 2006, 2007 and 2008. Amortization of assets held under capital leases is recorded as amortization of capital lease on the accompanying statements of operations and comprehensive loss.

        From January 1, 2006, through November 30, 2006, the buyer of the international business allowed Crown Media Holdings to occupy office space without paying rent. The Company estimated the fair value of this free occupancy to have been $103,000 during 2006.

        During November 1, 2007, through April 30, 2008, Hallmark Cards allowed Crown Media Holdings to occupy office space for a reduced rate of rent. The Company estimated that if it had been subject to market rates it would have paid $121,000 in additional rent for this space in 2007 and $242,000 in 2008.

        During September 11, 2008, through December 11, 2008, Crown Media Holdings occupied office space in Denver, Colorado without paying rent. The Company estimated the fair value of this free occupancy to have been $25,000 during 2008.

9. Credit Facility

        By Amendment No. 15 on March 2, 2009, to the amended credit agreement with JPMorgan Chase Bank, the maturity date of the bank credit facility is extended to March 31, 2010. The facility is guaranteed by Hallmark Cards and the Company's subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings its subsidiaries. Although executed on March 2, 2009, the

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

9. Credit Facility (Continued)

effective date of Amendment No. 15 will be April 1, 2009, and sets the maximum amount available under the credit facility at $45.0 million. Interest on the credit facility is expected to increase from the Eurodollar rate to the Eurodollar rate plus 2.25% and from the Alternate Base rate to the Alternate Base rate plus 1.25%.

        The Company had at January 31, 2009, $19.1 million of unused revolving credit capacity. The Company's ability to borrow additional amounts under the credit facility is not limited or restricted.

        Each borrowing under the bank credit facility bears interest at a Eurodollar rate or an alternate base rate as the Company may request at the time of borrowing. The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months. The alternate rate is 1.25% plus the greatest of the prime rate of JP Morgan Chase Bank, the one month London interbank market for Eurodollars plus 1.00% or the Federal Funds effective rate plus 0.50%, which is adjusted whenever the rates change. The Company was required to pay a commitment fee of 0.15% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. Pursuant to Amendment No. 15, the commitment fee of 0.15% per annum was increased to 0.375% per annum.

        At December 31, 2007 and 2008, the Company had outstanding borrowings of $69.5 million and $28.6 million, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2007, $69.5 million of the outstanding balance bore interest at the Eurodollar rate (5.67% weighted average rate at December 31, 2007) and $0 bore interest at the JP Morgan Chase Bank prime rate. At December 31, 2008, $28.6 million of the outstanding balance bore interest at the Eurodollar rate (2.02% weighted average rate at December 31, 2008) and $0 bore interest at the JP Morgan Chase Bank prime rate. Interest expense on borrowings under the credit facility for each of the years ended December 31, 2006, 2007 and 2008, was $12.7 million, $5.4 million and $2.1 million, respectively.

Covenants

        The credit facility, as amended, contains a number of affirmative and negative covenants. The Company was in compliance with these covenants at December 31, 2008.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

10. Related Party Long-Term Obligations

Waiver and Standby Purchase

        On March 10, 2008, the Company, Hallmark Cards and affiliates of Hallmark Cards who hold obligations of the Company entered into an Amended and Restated Waiver and Standby Purchase Agreement, which was most recently amended on March 2, 2009, to extend the waiver period (the "Waiver Agreement"). The Waiver Agreement replaced a previous version of the Waiver and Standby Purchase Agreement dated March 21, 2006 as amended through October 2007. The Waiver Agreement as amended extends to March 31, 2010, the period during which the Hallmark Cards and its affiliates will defer the payment of obligations listed below. The March 2008 agreement also included the following changes: The annual addition of interest to principal on the obligations described below (except the 10.25% Note continues to add interest semi-annually to the principal); the extension of the maturity dates of three notes (the 2001, 2005 and 2006 notes mentioned below) to December 31, 2009; fixing the interest rate of these three notes to a rate of LIBOR plus 5%, adjusted quarterly; the accrual and addition to principal of interest through November 15, 2008 on these three notes; a requirement that interest will be payable in cash, quarterly in arrears five days after the end of each calendar quarter commencing November 16, 2008; and a change to the definition of Excess Cash Flow. As revised, the Waiver Agreement defers payments (excluding interest on the 2001, 2005 and 2006 notes mentioned above) due on any of the following obligations (the "Subject Obligations") and interest on the 10.25% Note until March 31, 2010, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the "Waiver Period"):

  •
  Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2007 and 2008, including accrued interest was $101.4 million and $109.8 million, respectively. See Note and Interest Payable to HC Crown below.)

  •
  $70.0 million note and interest payable to Hallmark Cards affiliate, dated as of March 21, 2006, arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2007 and 2008, including accrued interest was $57.9 million and $62.7 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

  •
  10.25% senior secured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2007 and 2008, including accrued interest was $621.3 million and $686.6 million, respectively. See Senior Secured Note below.)

  •
  Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2007 and 2008, including accrued interest was $158.8 million and $172.1 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

  •
  Note and interest payable to Hallmark Cards in the amount of $33.1 million, dated as of July 27, 2007. (Total amount outstanding at December 31, 2007 and 2008, including accrued interest was $22.1 million and $0, respectively. See Tax Note below.) This Note was paid in full (both principal and interest) on December 31, 2008, without penalty, and, therefore, deleted from the

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

10. Related Party Long-Term Obligations (Continued)

    list of waived obligations pursuant to the most recent Waiver amendment executed in March 2009.

  •
  All obligations of the Company under the bank credit facility by virtue of Hallmark Cards' deemed purchase of participations in all of the obligations under a letter of credit which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to the bank credit facility.

  •
  Any and all amounts due and owing to Hallmark Cards pursuant to the Tax Sharing Agreement.

        In addition to extending the Waiver Period to March 31, 2010, the most recent amendment to the Waiver Agreement executed in March 2009 also includes the following: (i) our covenant not to take any action (including the issuance of new stock or options) that would prohibit us from being included as member of Hallmark Cards consolidated federal tax group; (ii) our covenant to use our commercially reasonable efforts to promptly renew the bank credit facility, extending the maturity date to at least March 31, 2010; (iii) addition of any amounts due pursuant to the Tax Sharing Agreement to the obligations being deferred; and, (iv) clarification to the definition of Excess Cash Flow for 2009.

        Hallmark Cards has agreed that it will not accelerate the maturity of any of the foregoing obligations or initiate collection proceedings during the Waiver Period. Interest will continue to accrue on these obligations during the Waiver Period and will be payable as indicated above. The Company will continue to pay interest on the bank credit facility during the Waiver Period.

        The waiver termination date is March 31, 2010, or earlier upon occurrence of any of the following events: (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness to unrelated parties with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; (b) certain bankruptcy events occur; (c) the Company defaults in its payment of licensing fees under the Second Amended and Restated Program License Agreement with RHI Entertainment Distribution (formerly known as Hallmark Entertainment Distribution at which time it was a wholly-owned subsidiary of Hallmark Cards); (d) a representation and warranty of the Company in the Waiver Agreement is false or misleading in any material respect; (e) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement; or (f) the security agreements granted to the Hallmark parties shall not remain perfected.

        Under the Waiver Agreement, if the bank lender under the bank credit facility accelerates any of the indebtedness under the bank credit facility or seeks to collect any indebtedness under it, the Company may elect to exercise its right to require that Hallmark Cards or its designated subsidiary exercise an option to purchase all the outstanding indebtedness under the bank credit facility. All expenses and fees in connection with this purchase would be added to the principal amount of the credit facility obligations.

        The Waiver Agreement does not limit any existing rights of Hallmark Cards or its affiliates to offset amounts owed to us under the Hallmark Tax Sharing Agreement or as otherwise agreed by us

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

10. Related Party Long-Term Obligations (Continued)

against these obligations. Additionally, during the Waiver Period, Hallmark Cards was permitted to offset future tax benefits it realizes pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then to the unpaid principal balance of the Tax Note until the earlier of such time as the balance reaches zero or the maturity date of the Tax Note. The Tax Note was paid in full (both principal and interest) on December 31, 2008, without penalty.

        Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any "Excess Cash Flow" during the Waiver Period. As amended by the most recent amendment to the Waiver Agreement executed in March 2009, "Excess Cash Flow" is defined as 1) the net proceeds of any debt or equity financings; 2) the net cash proceeds from the sale, transfer or lease by the Company of assets outside the ordinary course of business; and 3) if positive, the consolidated net cash flow from operations for a quarter calculated in the same manner as "Cash Flow Before Interest" as set forth in the Crown Media Holdings 2009 Plan as approved by the Board of Directors of Crown Media Holdings and reasonably acceptable to Hallmark Cards and the lending Hallmark affiliates (provided that in any calendar quarter the deduction for the general and administrative expenses, capital expenditures and similar items do not exceed one-quarter of the amount with respect to the items set forth in the 2009 Plan), less any amounts paid during the quarter (i) as a net reduction of the principal amount of the Credit Facility when comparing the outstanding principal amount at the beginning and the end of the quarter, (ii) as interest and other amounts due under the Credit Facility and (iii) as repayment of the obligations under the Waiver Agreement, in each case, that were not otherwise required to be paid pursuant to the terms of the Waiver Agreement. Excess Cash Flow from operations was budgeted at $43.9 million for 2008. Excess Cash Flow for 2008 of $45.9 million was used to make payments on the bank credit facility of $40.9 million, on the Tax Note of $228,000 and on interest payments of $4.7 million. See Note 1 Business and Organization—Liquidity for additional information on the Excess Cash Flow for 2008.

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

Hallmark Guarantee; Interest and Fee Reductions

        Hallmark Cards has provided to the lending bank under the credit facility the Hallmark Cards facility guarantee. The guarantee is unconditional for obligations of the Company under the bank credit facility. If any payment is made on the guarantee, it will be treated as a purchase of the lending bank's interest in the credit facility.

        From March 2005 until the effective date of Amendment 15 to the bank credit facility on April 1, 2009, Hallmark Cards provided an irrevocable letter of credit to JP Morgan Chase Bank as credit support for our obligations under the Company's bank credit facility. We previously paid the letter of credit fees.

        Also, when the letter of credit of Hallmark resulted in reductions in the interest rate and commitment fees under the credit facility, we agreed to pay and have paid the amounts of the

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

10. Related Party Long-Term Obligations (Continued)

reductions to Hallmark Cards. Based on the interest rate and commitment fee which will be effective on April 1, 2009, we will pay to Hallmark Cards the amounts resulting from the reduction in the interest rate by 0.75% and the reduction in the commitment fee by 0.125%.

Senior Secured Note

        In August 2003, the Company issued a senior note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company's outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

        In accordance with the Waiver Agreement, cash payments are not required until March 31, 2010. The principal amount of the senior secured note accretes at 10.25% per annum, compounding semi-annually, to February 5, 2010. From that date, interest at 10.25% per annum is scheduled to be payable semi-annually in arrears on the accreted value of the senior note to HC Crown on August 5 and February 5 of each year until maturity. The note matures on August 5, 2011, and is pre-payable without penalty. At December 31, 2007 and 2008, $621.3 million and $686.6 million, respectively, of principal and interest were included in the senior note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior note contains certain restrictive covenants which, among other things, prevent the Company from incurring any additional indebtedness, purchasing or otherwise acquiring shares of the Company's stock, investing in other parties and incurring liens on the Company's assets. As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to HC Crown

        On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown. Due to the Waiver Agreement, the note is payable in full on March 31, 2010. Under the Waiver Agreement, accrued interest on this 2001 Note has been added to principal through November 15, 2008. Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. This note is subordinate to the bank credit facility. The rate of interest under this note was equal to LIBOR plus 3% and is currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement. At December 31, 2007, $93.5 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2008, $108.6 million of the outstanding balance bore interest at the Eurodollar rates of 9.05%. At December 31, 2007 $101.4 million is reported as note and interest payable to HC Crown on the accompanying consolidated balance sheet. At December 31, 2008, $108.6 million, is reported as note and interest payable to HC Crown and $1.3 million is reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. The $1.3 million of interest was paid on January 5, 2009.

Note and Interest Payable to Hallmark Cards Affiliate

        On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note. The rate of interest under this note was equal to

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

10. Related Party Long-Term Obligations (Continued)

LIBOR plus 3% and is currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement. Pursuant to the Waiver Agreement, the promissory note is payable in full on March 31, 2010. Under the Waiver Agreement, accrued interest on this 2005 Note has been added to principal through November 15, 2008. Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2007, $146.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2008, $170.1 million of the outstanding balance bore interest at the Eurodollar rates of 9.05%. At December 31, 2007 $158.8 million is reported as note and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheet. At December 31, 2008, $170.1 million, is reported as note and interest payable to Hallmark Cards affiliate and $2.0 million is reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. The $2.0 million in interest was paid on January 5, 2009.

Note and Interest Payable to Hallmark Cards Affiliate

        On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note. The rate of interest under this note was equal to LIBOR plus 3% and is currently LIBOR plus 5% per annum pursuant to the March 2008 amendment to the Waiver Agreement. Pursuant to the Waiver Agreement, the promissory note is payable in full on March 31, 2010. Under the Waiver Agreement, accrued interest on this 2006 Note has been added to principal through November 15, 2008. Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2007, $53.4 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2008, $62.0 million of the outstanding balance bore interest at the Eurodollar rates of 9.05%. At December 31, 2007 $57.9 million is reported as note and interest payable to Hallmark Cards affiliate in the accompanying consolidated balance sheet. At December 31, 2008, $62.0 million, is reported as note and interest payable to HC Crown and $717,000 is reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. The $717,000 in interest was paid on January 5, 2009.

        During 2006, Hallmark Cards used $18.0 million of the 25% in the federal tax benefits from losses the Company generated to reduce the $70.4 million balance on the note and interest payable to Hallmark Cards affiliate. On September 1, 2006, Hallmark Cards also reduced the balance of the note by $3.1 million, which was related to the December 1, 2005, agreement with NICC.

Note and Interest Payable to Hallmark Cards

        During 2007, the Internal Revenue Service completed its examination of Hallmark Cards' consolidated tax returns for fiscal years 2003 and 2004 and determined that, with respect to a portion of the losses attributable to the Company for fiscal years 2003 and 2004, Hallmark Cards should not have carried back such losses to its consolidated federal tax returns filed for fiscal years 2001 and 2002. These losses are available as carry-forwards in the consolidated federal tax return beginning in 2005 and later years. Furthermore, the examination changed the amount of foreign tax credits that had previously been conveyed to the Company under the Tax Sharing Agreement. Because the Company's aggregate share of the tax benefits realized from such losses and credits ($25.2 million) was either

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

10. Related Party Long-Term Obligations (Continued)

contributed to the Company in cash or applied as an offset against amounts owed by the Company to other members of the consolidated group, the Company was obligated to return this amount to Hallmark Cards plus interest related thereto in the amount of $7.9 million. As a result, the Company recorded a $33.1 million payable to Hallmark Cards with a corresponding $25.2 million reduction of additional paid-in capital and a $7.9 million charge to interest expense, all of which were recognized during the three months ended June 30, 2007.

        On July 27, 2007, the Company replaced a payable to Hallmark Cards under the Tax Sharing Agreement with a $33.1 million promissory note payable to Hallmark Cards due in July 2009 with interest at LIBOR plus 3% per annum (the "Tax Note"). The Tax Note could be prepaid in whole or in part with no penalty. The Company was not required to make any cash payments prior to maturity. Until the Tax Note and related interest were paid in full, Hallmark Cards offset any tax benefits it realized pursuant to the Tax Sharing Agreement, first against accrued and unpaid interest and then against the unpaid principal balance. During 2007, Hallmark Cards offset $12.2 million against $1.1 million of accrued and unpaid interest and $11.1 million of unpaid principal. Additionally, in 2007, the Company recorded an additional $85,000 charge to interest expense related to the receipt of an invoice for the actual amount owed in regard to the return of tax benefits under the Tax Sharing Agreement. During 2008, Hallmark Cards offset $21.3 million against $933,000 of accrued and unpaid interest and $20.3 million of unpaid principal.

        On April 14, 2008, the Internal Revenue Service refunded to Hallmark Cards a portion of the interest previously paid in connection with the disallowance of certain net operating losses. In July 2008, Hallmark Cards notified the Company that they had reduced the Company's indebtedness as of April 14, 2008, under the Tax Note by $1.5 million in consideration of the Company's applicable portion of such refund. Accordingly, the Company reduced interest expense during the three months ended June 30, 2008.

        At December 31, 2007 and 2008, interest was paid to the respective balance sheet dates. In December 2008, the Company paid Hallmark Cards the $228,000 remaining principal balance under the note in order to fully satisfy the note. At December 31, 2007, $22.1 million of the outstanding balance bore interest at the Eurodollar rates of 8.23%. At December 31, 2007 and 2008, borrowings under the note were $22.1 million and $0, respectively, and are each reported as note and interest payable to Hallmark Cards in the accompanying consolidated balance sheets.

        The Tax Note and all payments thereunder were subordinated to the bank credit facility extended to the Company by JP Morgan Chase Bank.

Interest Paid to HC Crown

        Interest expense paid to HC Crown was $4.4 million for the year ended December 31, 2006, $1.8 million for the year ended December 31, 2007 and $1.1 million for the year ended December 31, 2008. Prior to Amendments No. 8 and No. 10 to the Company's credit facility, such amounts would have been paid to the bank syndicate.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

10. Related Party Long-Term Obligations (Continued)

Related Party Long-Term Obligations

        The aggregate maturities of related party long-term debt for each of the five years subsequent to December 31, 2008, are as follows:

	Payments Due by Period
	Total	2009	2010	2011	2012	2013
	(In thousands)
Note and interest payable to HC Crown, with principal due March 31, 2010	$109,837	$1,256	$108,581	$—	$—	$—
10.25% Senior secured note to HC Crown, including accrued interest, due August 5, 2011	686,578	—	—	686,578	—	—
Note and interest payable to Hallmark Cards affiliate with principal due March 31, 2010	172,077	1,968	170,109	—	—	—
Note and interest payable to Hallmark Cards affiliate with principal due March 31, 2010	62,724	717	62,007	—	—	—

	$1,031,216	$3,941	$340,697	$686,578	$—	$—

        In addition to amounts in the table, any Excess Cash Flow for 2008 and 2009 as defined in the Waiver Agreement must be paid on bank debt or the Subject Obligations. Excess Cash Flow of $45.9 million was used to make payments on the bank credit facility of $40.9 million, on the Tax Note of $228,000 and on interest payments of $4.7 million.

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

For the Years Ended December 31, 2006, 2007 and 2008

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

        The Company received $30.0 million (including the $18.0 million offset to intercompany debt during 2006), $12.2 million (including the $12.2 million offset to the Tax Note during 2007) and $21.3 million (including the $21.3 million offset to the Tax Note during 2008) under the Tax Sharing Agreement during 2006, 2007 and 2008, respectively. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as additions to paid-in capital in the accompanying consolidated statements of stockholders' equity (deficit).

Hallmark Entertainment Investments

        On March 11, 2003, Hallmark Entertainment Holdings, Inc. ("Hallmark Entertainment Holdings", a wholly-owned subsidiary of Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments. Two of Crown Media Holdings' investors, Liberty Crown, Inc., a subsidiary of Liberty Media, and JP Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments, and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for shares in Hallmark Entertainment Investments. Hallmark Entertainment Holdings, now an owner of more than 80% of Hallmark Entertainment Investments, has voting power over all of the Crown Media Holdings shares owned by Hallmark Entertainment Investments. See Note 13 for further information on the percentage of voting power.

Services Agreement with Hallmark Cards

        The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for additional years through December 31, 2009. Under the agreement, Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, and cash management services and real estate consulting services. Under the agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. This amount was increased to $530,000 for 2006, $546,000 for 2007 and $541,000 for 2008. However, the Company has not paid these amounts with concurrence of Hallmark Cards through September 2008. Commencing October 2008, the Company paid the monthly amount due under the intercompany service agreement in the total amount of approximately $135,000. The Company intends to timely pay the monthly amounts due in 2009.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

11. Related Party Transactions (Continued)

        For the year ended December 31, 2006, Crown Media Holdings had accrued $530,000 under the agreement. For the year ended December 31, 2007, Crown Media Holdings had accrued $546,000 under the agreement. For the year ended December 31, 2008, Crown Media Holdings had accrued $406,000 under the agreement. At December 31, 2007 and 2008 non-interest bearing unpaid accrued service fees and unreimbursed expenses of $13.3 million and $14.8 million, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. At December 31, 2006, 2007 and 2008 out-of-pocket expenses and third party fees were $914,000, $1.2 million and $1.1 million, respectively.

"Hallmark Hall of Fame" Programming License Agreement

        In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, Inc. to license 58 "Hallmark Hall of Fame" movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability. This agreement makes the Hallmark Channel and Hallmark Movie Channel the exclusive home for these movies. The total license fee for these movies is $17.2 million and is payable in equal monthly installments over 10 year exhibition windows.

        The Company aired one title during 2007 and recorded $550,000 as a license fee payable to affiliate related to this title. Windows opened for additional titles in the amount of $10.1 million during the year ended December 31, 2008.

Trademark Agreement with Hallmark Cards

        Crown Media United States has a trademark license agreement with Hallmark Licensing, Inc. for use of the "Hallmark" mark for the Hallmark Channel and for the Hallmark Movie Channels. During 2008, Hallmark Cards extended the trademark license agreements for the Hallmark Channel and the Hallmark Movie Channels to September 1, 2009. The Company is not required to pay any fees under the trademark license agreements.

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

12. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

        VISN owns a $25.0 million company obligated mandatorily redeemable preferred interest in Crown Media United States (the "preferred interest") issued in connection with an investment by the Company in Crown Media United States. On November 13, 1998, the Company, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

12. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements (Continued)

operation of Crown Media United States (the "company agreement"), which agreement was further amended on February 22, 2001, January 1, 2002, March 5, 2003, January 1, 2004, November 15, 2004 and December 1, 2005 (the "December 2005 NICC Settlement Agreement").

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

        NICC purportedly exercised the Put Right by written notice on October 28, 2007 and proposed that the purchase be settled on January 4, 2008. The determination or resolution of whether cash would be used to satisfy the Put Right was beyond the sole control of the Company. Therefore, in accordance with SFAS 150, the accompanying consolidated balance sheet as of December 31, 2007

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

12. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements (Continued)

reflects a liability of $32.8 million for the pending repurchase of Company shares owned by NICC. Such amount reflects the 30-day average closing price of the Company's Class A common stock from October 8, 2007 through November 16, 2007, inclusive, as specified in the NICC Agreement with respect to exercise of the Put Right. An equal amount, along with the corresponding number of shares, was reclassified from common stock and paid-in capital, $31.9 million of which was previously reclassified and reflected as mandatorily redeemable common stock as of September 30, 2007.

        On January 2, 2008, the Company and NICC resolved the disputes discussed above and signed an agreement (the "Modification Agreement") which, among other things, immediately extinguished the Put Right and the Company's pending obligation. In addition, the Modification Agreement also settled the dispute with respect to whether the Termination Payment provision expired with, or survived, the December 31, 2007 expiration of the December 2005 NICC Settlement Agreement. We agreed to pay NICC $3.8 million in three equal installments payable each January 20 of 2008, 2009 and 2010. We also agreed to provide NICC a two-hour broadcast period granted each Sunday morning during the two year period ending December 31, 2009. The discounted value of the broadcast period, estimated to be $1.4 million, is reflected as deferred revenue as of December 31, 2007. We are also obligated to pay NICC an estimated $3.7 million in quarterly installments at the rate of 6% of the outstanding liquidation preference of the preferred interest. These costs are reflected on the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2007 as a charge to selling, general and administrative expense at a discounted amount of $8.2 million. At December 31, 2008 the Company recorded additional programming expense of approximately $744,000 to give effect to revisions of anticipated dates on which preferred interest redemptions will occur. The deferred revenue is being amortized to revenue ratably over NICC's two-year use of the broadcast commitment.

        During the year ended December 31, 2006, 2007, and 2008, Crown Media United States paid NICC $18.4 million, $22.1 million and $6.4 million, respectively, related to the company agreement as amended.

13. Stockholders' Equity

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

        At December 31, 2008, Hallmark Entertainment Investment Company controlled 100% of the outstanding shares of Class B common stock. As a result of its combined control of Class A and Class B shares, Hallmark Entertainment Investment Company possessed approximately 95.7% of the voting power of outstanding shares at December 31, 2008.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

13. Stockholders' Equity (Continued)

        The Company has not paid any cash dividends on its common stock since inception. The Company anticipates that it will retain all of its earnings, if any, in the foreseeable future to finance the continued growth and expansion of its business. The Company has no current intention to pay cash dividends. Its bank credit facility also prohibits the Company from declaring or paying any cash dividends.

14. Income Taxes

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

        During 2006, Hallmark Cards used $18.0 million of the approximately $18.0 million balance of this 25% balance to reduce the principal amount due under the March 21, 2006, promissory note with Hallmark Entertainment Holdings. During 2007, Hallmark Cards used $12.2 million, due to the Company under the tax sharing agreement, to reduce the principal and interest amount due under the Tax Note. During 2008, Hallmark Cards used $21.3 million, due to the Company under the tax sharing agreement to reduce the principal and interest amount due under the Tax Note.

        Hallmark Cards expects to use approximately $52.7 million of the Company's 2008 tax losses in 2008 tax year and has used approximately $943.2 million (including the approximately $52.7 million generated in 2008) of Crown Media Holdings tax losses since entering into the tax sharing agreement. Pursuant to the tax sharing agreement, the Company received $30.0 million (including the $18.0 million offset to intercompany debt during 2006), $12.2 million offset to the Tax Note during 2007 under the

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

14. Income Taxes (Continued)

tax sharing agreement and $21.3 million offset to the Tax Note during 2008 under the tax sharing agreement during 2006, 2007, and 2008, respectively. These receipts have been recorded as an addition to paid-in capital. The Company has recorded a deferred tax asset of $20.6 million related to the taxable loss generated during the year ended December 31, 2008, which has been included in the net operating loss component of deferred tax assets in the table below. The Company has recorded a deferred tax asset of $638.0 million related to the cumulative losses generated. The entire amount of the Company's net deferred tax assets have been offset with a valuation allowance. During 2008, the valuation allowance changed by $13.7 million. The Company may ultimately reverse the valuation allowance and record a tax benefit if it is determined to be more likely than not that the Company could realize the tax benefit if it were treated as a stand-alone taxpayer.

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

        The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,
	2006	2007	2008
	(In thousands)
Taxes computed at 35%	$(135,941)	$(55,701)	$(14,099)
Other	219	601	541
Increase in federal valuation allowance	135,722	55,100	13,558

Income tax provision	$—	$—	$—

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

14. Income Taxes (Continued)

        The components of Crown Media Holdings' deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2007	2008
	(In thousands)
Deferred tax assets:
Deferred revenue	$546	$—
Bad debt reserve	94	115
Accrued compensation	3,910	2,380
Net operating loss	616,750	638,000
Depreciation	6,388	4,994
Other	19,736	13,824
Valuation allowance	(643,042)	(656,748)

Total deferred tax assets	4,382	2,565
Deferred tax liabilities:
Program license fees	(1,921)	(936)
Other	(2,461)	(1,629)

Total deferred tax liabilities	(4,382)	(2,565)

Net deferred taxes	$—	$—

        As of December 31, 2008, the Company's cumulative federal and state net tax operating losses were approximately $1.6 billion. Of this amount, approximately $702.1 million has not been utilized by Hallmark Cards in its consolidated returns and will expire beginning in 2020 through 2026.

Accounting for Uncertainty in Income Taxes

        The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining a tax position is at least more likely than not, then the tax position is warranted and recognition should be at the highest amount which is greater than 50% likely of being realized upon ultimate settlement. At December 31, 2007 and 2008, the total amount of unrecognized tax benefits for uncertain tax positions was $0. As a result of the implementation of FIN 48, the Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2007 and 2008, we have no accrued interest related to uncertain tax positions.

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

For the Years Ended December 31, 2006, 2007 and 2008

14. Income Taxes (Continued)

amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company is subject to examination for NOL's generated prior to March 11, 2003 if and when such NOL's are utilized in future tax returns.

        The Company files state tax returns in major jurisdictions such as California, Colorado and New York, and has also been included in the combined state tax returns of Hallmark or Hallmark Entertainment Holdings, Inc. The state returns are generally subject to examination for years after 2004.

15. Fair Value

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2007 and 2008.

	2007		2008
	Carrying Amount	Fair Value	Carrying Amount	Significant Unobservable Inputs (Level 3) Fair Value
	(In thousands)
Senior secured note to HC Crown, including accrued interest	$621,266	$560,300	$686,578	$599,683
Note and interest payable to HC Crown	101,360	101,360	109,837	86,544
Note and interest payable to Hallmark Cards Affiliate	57,868	57,868	62,724	49,422
Note and interest payable to Hallmark Cards Affiliate	158,753	158,753	172,077	135,584
Note and interest payable to Hallmark Cards	22,075	22,075	—	—
Company obligated mandatorily redeemable preferred interest	18,690	18,308	20,822	17,430

        SFAS 157 defines fair value as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the liability, such as inherent risk, transfer restrictions, and credit risk. Level 3 is defined as inputs that are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the liability.

        The carrying amounts shown in the table are included on the accompanying consolidated balance sheets under the indicated captions. The valuation of the Company obligated mandatorily redeemable preferred interest is dependent upon the future pre-tax income of Crown Media United States since the Company is only obligated to make payments on the instrument within 60 days after the end of any fiscal year in which pre-tax income is generated by Crown Media United States with the remaining preferred liquidation preference payable in full on December 31, 2010.

        The Company estimates the fair value of its debt to Hallmark Cards affiliates on a yearly basis at December 31 using the discounted future cash flow method.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

15. Fair Value (Continued)

        Accounts payable and receivable are carried at reasonable estimates of their fair values because of the short-term nature of these instruments. The interest rates on the bank credit facility is variable, has a relatively short maturity period and/or resets periodically; therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates.

        Estimates of the fair value of the Company's financial instruments are presented in the tables above. As a result of recent market conditions, the Company has financial instruments for which limited or no observable market data is available. Fair value measurements for these instruments fall with Level 3 of the fair value hierarchy of SFAS 157. These fair value measurements are based primarily upon the Company's own estimates and are often based on its current pricing policy, the current economic and competitive environment, the characteristics of the instrument, credit and interest rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in an immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

        The majority of the Company's debt has been transacted with Hallmark Cards and its affiliates.

16. Share-Based Compensation

        Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the "Plan"). The Plan covers three types of share-based compensation: Stock Options, Restricted Stock Units ("RSU") and Share Appreciation Rights ("SAR").

Stock-Based Compensation

        During 2006, we adopted SFAS 123R. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

For the Years Ended December 31, 2006, 2007 and 2008

16. Share-Based Compensation (Continued)

        The Company recorded a $3.1 million compensation benefit related to restricted stock units and $11,000 compensation expense related to stock options for the year ended December 31, 2006, on our consolidated statement of operations as a component of selling, general and administrative expense.

        The Company recorded $4.6 million and $1.1 million of compensation expense associated with the Employment and Performance RSUs during the years ended December 31, 2007 and 2008, respectively, which have been included in selling, general and administrative expense on the accompanying consolidated statements of operations

        As of December 31, 2007 and 2008, there was no unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to our employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

General Stock Option Information

        Crown Media Holdings may grant options for up to 10.0 million shares under the Plan. The stock options expire 10 years from the date of grant and generally vest over service periods that range from date of grant to four years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

        There were no stock option grants in 2006, 2007 and 2008.

        A summary of the status of the Company's Stock Option Plan at December 31, 2007 and 2008, and changes during the years then ended is presented below:

	Shares	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(in thousands)
Balance, December 31, 2007	356		$11.68	3.37	$0.00
Options cancelled	(15)	$9.76 - 17.45	$13.40

Balance, December 31, 2008	341		$11.60	2.51	$0.00

Exercisable	341		$11.60	2.51	$0.00

        The total intrinsic value of options exercised during all of the years ended December 31, 2006, 2007 and 2008, was $0, respectively.

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

For the Years Ended December 31, 2006, 2007 and 2008

16. Share-Based Compensation (Continued)

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

        The following table shows the cash settlements for each of the following years ending December 31:

Settlement Amount
(in thousands)
2006	$6,745
2007	1,542
2008	3,848

Total	$12,135

        In August 2005, the Company's Board of Directors approved an additional grant of 828,000 Employment and Performance RSUs to employees. The Employment RSUs, which constitute 50% of the award granted in 2005, vested in equal one-third installments over the next three years on the anniversary of the grant date each year. The Performance RSUs, constituting 50% of the award granted in 2005, vest on the 3rd anniversary of the grant date, provided that the price of the Crown common stock is $14 or higher on that date. In August 2008, 255,000 of the 2005 Performance RSUs expired, as the stock price targets were not met as required in the applicable agreement, which terminated in August 2008.

        In August 2005, the Company's Board of Directors approved a grant to those Directors who were not employees of the Company or of Hallmark Cards or its affiliated companies, a total of 31,570 RSUs. The RSUs vested in equal one-third installments over three years on the anniversary of the grant dates each year.

        In August 2006, the Company's Board of Directors approved a grant to those Directors who were not employees of the Company or of Hallmark Cards or its affiliated companies, a total of 71,979 RSUs. The RSUs vest in equal one-third installments over three years on the anniversary of the grant dates each year.

        In August 2006, the Company's Board of Directors approved an additional grant of 1,298,000 Employment and Performance RSUs to the executive officers and other employees. The Employment RSUs and the Performance RSUs constitute 35% and 65% of the grant, respectively. The Employment RSUs will vest and be settled in stock or cash on August 17, 2009, the third anniversary of the grant date, provided the individual holding the RSUs is employed by the Company on that date. Performance RSUs become eligible to vest ("Achieved Performance RSUs"), in the range of 150% (which results in

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

16. Share-Based Compensation (Continued)

an award of additional Performance RSUs) to 0% of the Performance RSUs, depending upon the successful renewal of specific distributor agreements within certain time periods. Sixty-five percent of the Achieved Performance RSUs (that portion of the Performance RSUs that were earned based on meeting the plan's performance criteria—"Achieved Performance RSUs") granted in 2006 became fully vested in March 2008 after all major distribution agreements were renewed. In a second vesting, 100% ("the Modifier") of the Achieved Performance RSUs (less the Achieved Performance RSUs previously vested) vested on December 31, 2008, based upon a formula using subscriber revenue achieved for a specified time period.

        The Compensation Committee of the Board of Directors has the discretion to increase or decrease the Modifier by 20% and also may extend the deadlines for satisfaction of the vesting conditions in the event that a renewal of the distribution agreements is delayed for factors beyond the control of the Company. In order to be eligible for vesting and settlement of the Achieved Performance RSUs, the individual holding them must either be employed at the time of the first vesting or have been terminated without cause within 90 days of a vesting date. The vesting of Employment RSUs accelerates upon death or disability of an executive officer or employee. Employment RSUs and Performance RSUs have accelerated vesting if the executive or employee is involuntarily terminated without cause within 90 days before or after a change in control.

        On March 13, 2008, the Compensation Committee determined that the first vesting of the 2006 Performance RSUs would be paid out in accordance with the vesting criteria as if all the major distribution agreements had been renewed prior to each agreement's expiration date, and accordingly, 100% of the first vesting of the Performance RSUs were deemed Achieved Performance RSUs. The settlement of 571,578 vested units valued at approximately $3.3 million was paid on April 4, 2008. On February 10, 2009, the Compensation Committee determined that the second vesting of the 2006 Performance RSUs would be paid out in accordance with the vesting criteria as $59.9 million of gross subscriber revenue was achieved for the year ended December 31, 2008, and accordingly, 100% of the second vesting of the Performance RSUs were deemed Achieved Performance RSUs. The settlement of 307,772 vested units valued at approximately $689,000 will be paid in March 2009.

        Under the 2006 Restricted Stock Units Agreement dated October 3, 2006, the Company granted 200,000 restricted stock units to the Company's CEO. The Employment RSUs constitute 50% of the grant and the Performance RSUs 50%. The Company also executed a Restricted Stock Units Agreement with the CFO, dated November 8, 2006, which provides for the grant of 25,200 Employment RSUs and 46,800 Performance RSUs to the CFO. The Employment RSUs will vest and be settled in stock or cash on August 17, 2009, provided that CFO is employed by the Company on that date and subject to accelerated vesting in the event of a change of control of the Company.

        Additionally, the Company granted 52,129 RSUs in August 2008 to members of its Board of Directors who were not employees of the Company or Hallmark Cards and its subsidiaries. These RSUs are part of the compensation of directors consisting of the grant annually of RSUs valued at $40,000.

        Under SFAS 123R, the fair value of the 2005 Employment RSU grants are estimated using a Black-Scholes option pricing model. The fair value of the 2005 Performance RSU grants are estimated

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

16. Share-Based Compensation (Continued)

at each reporting date using a Monte Carlo Lattice option pricing model. Beginning in 2006, the Company is applying a forfeiture rate to the RSUs as required by SFAS No. 123R.

Employment RSUs	Units	Weighted-Average Remaining Contractual Term
Outstanding Balance, December 31, 2007	604,650	1.68
Units settled in cash	(85,000)

Nonvested Balance, December 31, 2008	519,650	0.84

        The closing price of a share of our common stock was $6.50 on December 31, 2007 and $2.85 on December 31, 2008.

Performance RSUs	Units	Weighted-Average Remaining Contractual Term
Outstanding Balance, December 31, 2007	1,134,350	0.58
Units settled in cash	(571,578)
Units vested	(307,772)
Units forfeited	(255,000)

Nonvested Balance, December 31, 2008	-0-	0.00

Vested Balance, December 31, 2008	307,772

        At December 31, 2006, the 2004 Performance RSUs were valued at $0.00 per unit and the 2005 Performance RSUs were valued at $0.12 per unit. The chief executive officer Performance grant expired in May 2006. At December 31, 2007, the 2005 Performance RSUs were valued at $0.09 per unit. The 2005 Performance RSUs grant expired in August 2008. Valuation of these Performance RSU grants were based upon market conditions.

        The following table includes assumptions used to value the Employment and Performance RSUs at December 31, 2007.

2005 Grant
Expected volatility	44.40%
Expected dividends	0
Expected Term (in years)	0.63
Risk-free rate	3.42%

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

16. Share-Based Compensation (Continued)

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

        Under SFAS 123R, the fair value of each 2006 Employment and Performance RSU grant is estimated using the fair value of $6.50 and $2.85 based upon the closing prices of a share of our common stock as of the December 31, 2007 and 2008, reporting dates. Valuation of the 2006 Employment RSUs is based solely on a service condition. Valuation of the 2006 Performance RSUs is based upon a service condition and a performance condition.

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

Board of Directors RSUs	Units	Weighted-Average Remaining Contractual Term
Nonvested Balance, December 31, 2007	69,389	2.01
Vested Balance, December 31, 2007	5,820
Units issued	52,129
Units settled in cash	(38,671)

Nonvested Balance, December 31, 2008	88,667	2.02

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

16. Share-Based Compensation (Continued)

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

        The fair value of the CEO's SAR grant is estimated at each reporting date using a Monte Carlo Lattice option pricing model. Valuation of this SAR grant is based upon market and service conditions. At December 31, 2007, the CEO's SARs were valued at $4.6 million using the closing price of a share of our common stock on December 31, 2007, of $6.50. At December 31, 2008, the CEO's SARs were valued at $440,000 using the closing price of a share of our common stock on December 31, 2008, of $2.85. The Company recorded $59,000 and $1.4 million in compensation expense and $1.2 million in compensation benefit related to SARs for the years ended December 31, 2006, 2007 and 2008, respectively, on our consolidated statement of operations as a component of selling, general and administrative expense. The SARs have been recorded in accounts payable and accrued liabilities on

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

16. Share-Based Compensation (Continued)

the accompanying consolidated balance sheets for the years ended December 31, 2007 and 2008, respectively.

        The following table includes assumptions used to value the SARs at December 31, 2006, 2007 and 2008.

	2006	2007	2008
Expected volatility	46.91%	46.70%	66.20%
Expected dividends	0	0	0
Expected Term (in years)	3.56	4.00	4.00
Risk-free rate	4.72%	3.07%	0.76%

17. Employee Benefits

Benefit Plans

        Crown Media Holdings adopted a 401(k) retirement plan for all of its United States employees effective January 1, 2002. Under the provisions of the Crown Media Employee Savings Plan ("ESP"), any full-time or part-time employee may join the ESP 90 days after his or her employment commences. Employees that qualify for participation can contribute up to 50% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after-tax salary, not to exceed 50% total of combined and pre-tax and after-tax contributions. Commencing on January 1, 2009, all eligible employees will be automatically enrolled into the plan. Employees will have 90 days to terminate his or her participation in the plan and the plan will refund any contributions. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents. Crown Media Holdings contributed $384,000, $353,000 and $409,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

Deferred Compensation Plans

        The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $2.6 million and $2.4 million at December 31, 2007 and 2008, respectively, are included on the accompanying consolidated balance sheets among short and long-term accrued liabilities. The Company suspended this plan for 2006 and no deferrals of employee compensation earned were allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan. The Company reactivated the plan in 2007.

        The Company also sponsors a deferred compensation plan for its Board of Directors. Participants in this plan earn interest on their deferred compensation. Related liabilities of $313,000 and $333,000 at December 31, 2007 and 2008, respectively, are included on the accompanying consolidated balance sheets among short and long-term accrued liabilities. The Company suspended this plan for 2006 and no deferrals of director compensation earned were allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan. The Company reactivated this plan in 2007.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

18. Commitments and Contingencies

        In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

        SFAS No. 63 requires an entity providing licensed programming to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both gross assets and liabilities of $218.1 million and $161.4 million as of December 31, 2007 and 2008, respectively, related to committed program license fees payable with airing windows which begin subsequent to period-end.

        Contractual maturities of long-term obligations (excluding future interest) over the next five years are as follows (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Credit facility and interest payable(1)	$30,035	693	29,342	—	—	—	—
Interest payable to Hallmark Cards affiliate(1)	419	276	143	—	—	—	—
Company obligated mandatorily redeemable preferred interest, including accretion(2)	25,000	—	25,000	—	—	—	—
Senior secured note to HC Crown, including accrued interest(1)	883,791	—	39,258	844,533	—	—	—
Note and interest payable to HC Crown(1)	118,557	6,488	112,069	—	—	—	—
Note and interest payable to Hallmark Cards affiliate(1)	185,737	10,164	175,573	—	—	—	—
Note and interest payable to Hallmark Cards affiliate(1)	67,704	3,705	63,999	—	—	—	—
Capital lease obligations(1)	23,670	2,160	2,160	2,160	2,160	2,160	12,870
Operating leases	20,267	4,432	3,963	3,019	2,493	1,973	4,387
License fees payable to non-affiliates for current and future windows(3)(4)	386,044	129,351	80,303	65,725	55,892	28,988	25,785
License fees payable to Hallmark Cards affiliates for current and future windows(3)(4)	16,471	1,089	1,343	1,498	1,648	1,720	9,173
Funding of original productions(3)	37,718	28,718	9,000	—	—	—	—
Subscriber acquisition fees	962	962	—	—	—	—	—
Obligations to NICC due to January 2, 2008 Agreement(5)	6,295	3,545	2,750	—	—	—	—
Deferred compensation and interest	2,746	622	612	556	62	62	832
Vested restricted stock units(6)	689	689	—	—	—	—	—
Payable to buyer of international business	2,324	1,199	1,125	—	—	—	—
Other payables to buyer of international business	613	229	93	76	58	53	104
Other payables to buyer of film assets	22,221	3,481	2,080	2,240	2,560	2,960	8,900

Total Contractual Cash Obligations	$1,831,263	$197,803	$548,813	$919,807	$64,873	$37,916	$62,051

(1)
Includes future interest.

(2)
If the Company does not earn pretax profits, the company obligated mandatorily redeemable preferred interest is to be redeemed on or before December 31, 2010.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

18. Commitments and Contingencies (Continued)

(3)
Includes off-balance sheet commitments.

(4)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(5)
Pursuant to the January 2, 2008, agreement, the Company will pay NICC $1.3 million on each of January 20, 2009 and 2010. In addition, the Company will provide NICC with a two-hour program block each Sunday morning during 2009 at no cost to NICC. Also, the Company will make 6% yearly payments based on the outstanding balance of the VISN preferred interest in Crown Media United States.

(6)
The restricted stock units vested on December 31, 2008. They are payable 30 days subsequent to the filing of the Company's Annual Report on Form 10-K.

        In accordance with the Purchase and Sale Agreement dated February 23, 2005, Sparrowhawk Media Limited has made several warranty and indemnity claims against the Company of approximately $2.0 million. The Company has recorded an accrual related to this claim during the year ended December 31, 2007, which is included in accounts payable and accrued liabilities. The Company estimated that it might have been liable within the range of $250,000 to $750,000 related to these claims at December 31, 2007. At December 31, 2008, the Company had reduced its accrual to $0.

        On July 27, 2007, a lawsuit was brought against Crown Media Holdings, Inc. and our former Chief Financial Officer, William Aliber, in the U.S. District Court for the Northern District of Illinois. The plaintiff, Robert Lieblang, claimed to have purchased our common shares on the market from August 31, 2005 to April 13, 2006 and to have sold those shares in April 2006 and in August 2006. The plaintiff alleged that he relied to his detriment on allegedly false and misleading statements by the defendants regarding the possible sale of Crown Media Holdings. We announced the exploration of strategic alternatives including the possibility of selling the Company in August 2005; in April 2006 we announced the termination of an extensive review of strategic alternatives including a possible sale. Plaintiff alleged claims under Section 10(b) of the Securities Exchange Act (and Rule 10b-5), the Illinois Consumer Fraud Act and common law fraud. The complaint sought compensatory damages of approximately $2.0 million plus interest and $6.0 million in punitive damages. We retained counsel to defend Mr. Aliber and the Company and submitted the claims to an insurer under an insurance policy. On November 24, 2008, we entered into a settlement and release agreement with the plaintiff. Under the settlement agreement, the parties agreed to settle the litigation for $300,000 and released each other from any other future claims or liabilities. On December 3, 2008, the U.S. District Court for the Northern District of Illinois issued an order dismissing this case with prejudice. The Company incurred in this lawsuit costs equal to its deductible ($500,000) under its insurance policy; additional costs and the settlement amount were paid by the insurance. No additional expense was recorded during 2008.

        NICC made a claim stemming from certain provisions in the 2005 NICC Agreement that had not previously been resolved. The Company conducted extensive negotiations with NICC on this issue and signed a final settlement during 2008. As a result of this settlement, the Company gave NICC full ownership of "The Note," a Hallmark Channel original movie then co-owned by NICC and the Company with the Company maintaining certain broadcast rights on its channels. As a result of the settlement, the Company recognized settlement expense of approximately $500,000 during 2008.

        In recording the settlement in 2008, the Company reduced settlement expense by approximately $17,000 and recognized a gain of approximately $101,000 on the disposal of its film asset. The Company has recorded a short-term receivable from NICC in the amount of $150,000. In turn, the

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

18. Commitments and Contingencies (Continued)

Company has relieved (1) $1.5 million from film asset, (2) $91,000 from its residual and participation liability, $224,000 from accounts receivable related to Canadian tax credits, and approximately $500,000 from accrued liabilities for the previously recorded FAS 5 liability. Finally, the Company has recorded the retained program license at approximately $1.1 million, the result of apportioning the $1.5 million carrying value of "The Note" on the basis of relative fair values retained and transferred.

19. Segment Reporting

        During 2007 and 2008, domestic channel operations comprise the Company's sole operating segment. During 2006, the Company's continuing operations comprised domestic channel operations and film distribution. The Company exited the latter segment upon the December 2006 sale of its film assets. The Company has evaluated performance and allocated resources based on the results of these segments as applicable. The key operating performance criteria used in this evaluation include revenue, loss from continuing operations and total assets.

        The following tables present the Company's segment information for 2006 (in thousands):

	Domestic	Film Distribution	Adjustments		Consolidated
Total revenue	$199,362	$(12,896)	$14,713	(1)	$201,179
Programming costs	(178,689)	(1,890)	28,386	(1)	(152,193)
Amortization of film assets	—	5,872	(20,611	)(1)	(14,739)
Impairment of film assets	—	(206,216)	(19,616	)(1)	(225,832)
Subscriber acquisition fee amortization expense	(34,430)	—	3,386	(1)	(31,044)
Operating costs	(11,434)	(996)	—		(12,430)
Selling, marketing, general and administrative expenses	(45,976)	(16,878)	—		(62,854)
Gain on sale of film assets	—	8,238	—		8,238

Loss from continuing operations	(71,167)	(224,766)	6,258		(289,675)
Interest expense	(13,641)	(85,087)	—		(98,728)
Gain on sale of discontinued operations	—	1,530	—	(2)	1,530
Cumulative effect of change in accounting principle	—	(2,099)	—		(2,099)

Net loss	$(84,808)	$(310,422)	$6,258		$(388,972)

Total assets	$749,748	$18,035	$—	(3)	$767,783

(1)
Represents elimination of intersegment transactions.

(2)
Represents losses from discontinued operations.

(3)
The film distribution segment assets represent assets held by the holding company.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

20. Quarterly Information (Unaudited)

        The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2007 and 2008.

	Quarters Ended
2007	3/31	6/30	9/30	12/31	Full Year
Total revenue	$53,572	$55,907	$55,312	$69,573	$234,364
Programming costs	(39,692)	(38,389)	(46,395)	(39,893)	(164,369)
Amortization of film assets	—	521	4,739	(40)	5,220
Subscriber acquisition fee amortization expense	(7,848)	(7,832)	(7,048)	(8,268)	(30,996)
Operating costs	(3,237)	(2,602)	(3,222)	(3,319)	(12,380)
Selling, marketing, general and administrative expenses	(18,941)	(18,526)	(15,517)	(29,857)	(82,841)

Loss from operations	(16,146)	(10,921)	(12,131)	(11,804)	(51,002)
Interest expense	(24,062)	(32,741)	(25,746)	(25,595)	(108,144)
Gain on sale of discontinued operations	—	—	—	114	114

Net loss	$(40,208)	$(43,662)	$(37,877)	$(37,285)	$(159,032)

Net loss per share	$(0.38)	$(0.42)	$(0.36)	$(0.37)	$(1.53)

	Quarters Ended
2008	3/31	6/30	9/30	12/31	Full Year
Total revenues	$70,564	$71,520	$64,482	$75,228	$281,794
Programming costs	(35,405)	(35,641)	(36,653)	(32,999)	(140,698)
Amortization of film assets	(163)	(80)	1,068	(80)	745
Operating costs	(3,306)	(3,514)	(3,527)	(3,479)	(13,826)
Selling, marketing, general and administrative expenses	(20,291)	(14,417)	(17,779)	(15,653)	(68,140)

Income from operations	11,399	17,868	7,591	23,017	59,875
Interest expense	(26,114)	(23,792)	(25,454)	(24,797)	(100,157)
Gain on sale of discontinued operations	—	—	—	3,064	3,064

Net (loss) income	$(14,715)	$(5,924)	$(17,863)	$1,284	$(37,218)

Net (loss) income per share	$(0.14)	$(0.06)	$(0.17)	$0.01	$(0.36)

        During the second and third quarters of 2007, the Company reduced its estimate of a residual and participation liability related to the Company's use of the film assets prior to the sale to RHI for $521,000 and $4.7 million, respectively, less than it had originally accrued. Therefore, the Company recognized negative amortization of film assets in this amount during this time period.

        The Company also completed an analysis during the third quarter of 2008 of its residual and participation liability, related to the Company's licenses of the film assets prior to the sale to RHI. Using new information that became available during this time period, the Company determined that it

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2006, 2007 and 2008

20. Quarterly Information (Unaudited) (Continued)

needed to reduce its liability by $1.1 million, and thus, recorded a negative amortization of film assets in this amount during this time period.

        In December 2008, the Company received information from the buyer of the international business related to the actual internal usage and sales of these films through December 31, 2007. As a result, the Company determined that it needed to reduce its liability by $5.1 million. The Company did so by recording a gain from sale of discontinued operations of $3.0 million and a reduction of interest expense of $2.1 million during this time period.

        On April 14, 2008, the Internal Revenue Service refunded to Hallmark Cards a portion of the interest previously paid in connection with the disallowance of certain net operating losses. In July 2008, Hallmark Cards notified the Company that they had reduced the Company's indebtedness as of April 14, 2008, under the Tax Note by $1.5 million in consideration of the Company's applicable portion of such refund.

        In expectation of the settlement, the Company recognized settlement expense of approximately $500,000 during the third quarter of 2008. Upon closing of the settlement agreement, the Company recognized a gain of approximately $101,000 in connection with the disposition of its ownership interest in "The Note," which is included as a component of selling, general and administrative expense in the statement of operations for the year ending December 31, 2008

21. Subsequent Event

        On March 2, 2009, effective April 1, 2009, the maturity date of the bank credit facility was extended to March 31, 2010.