Form 10-K/A
period 2008-12-31
CROWN MEDIA HOLDINGS INC
filed 2009-04-30
CIK 1103837

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

(818) 755-2400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Class A Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☒         Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $98,674,130.

As of February 27, 2009, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this amendment to our Annual Report on Form 10-K, the terms “Crown Media Holdings,” the “Company,” or “we” and “our” refer to Crown Media Holdings, Inc.  and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, Crown Media United States, LLC (“Crown Media United States”) and until the completion of the sale of our film library in December 2006, Crown Media Distribution, LLC (“Crown Media Distribution”). The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

The name Hallmark and other product or service names are trademarks or registered trademarks of their owners.

Crown Media Holdings hereby amends its Annual Report on Form 10-K for the year ended December 31, 2008, initially filed with the Securities and Exchange Commission on March 5, 2009, by amending Part III to include information that was previously incorporated by reference to our proxy statement for our 2009 annual meeting of stockholders.  Rules promulgated under the Securities Exchange Act of 1934, as amended, require that in order to incorporate this information by reference to the proxy statement, our definitive proxy statement must be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ending December 31, 2008.  Our definitive proxy statement will not be filed within that time period, although we expect to file the definitive proxy statement and to make the proxy materials available to our stockholders on or about June 12, 2009.  The statements made below are made as of the date of the initial filing.

The Company will hold its annual meeting of stockholders on July 23, 2009.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

General

Our current directors, consisting of 14 persons, are listed and described below.  The term of the directors continues until the next annual meeting of stockholders or until their successors are duly elected and qualified.  Our Board currently has 15 member positions, one of which positions is vacant.  Directors are elected annually.

Nominations to our Board are governed by our bylaws and our Second Amended and Restated Stockholders Agreement, dated August 30, 2001, as amended (“Stockholders Agreement”), by and among the Company, Hallmark Entertainment Investments Co., a subsidiary of Hallmark Cards, Incorporated (“HEIC”), VISN Management Corp. (“VISN”)and The DIRECTV Group, Inc.  The Stockholders Agreement provides that the Board will consist of not less than 15 directors, with twelve nominated by HEIC, one nominated by VISN and two independent directors (who may not be officers, employees or directors of any of the parties to the Stockholders Agreement or their affiliates) to be nominated by the Board. In addition, pursuant to a separate stockholders agreement which concerns HEIC and to which we are not a party, HEIC granted Liberty Crown, Inc. (“Liberty Crown”) and J.P. Morgan Partners (BHCA), L.P. (“JPMorgan”) each the right to designate one of our directors as part of HEIC’s twelve nominees.  In August 2006, JPMorgan surrendered its nomination right granted under the Stockholders Agreement.  In January 2008 as part of an agreement with us, VISN also surrendered its nomination right granted under the Stockholders Agreement.  The right of any party to nominate a director pursuant to the Stockholders Agreement will terminate on the later of when such party (1) ceases to beneficially own in the aggregate at least 5% of the shares of the Company’s common stock then issued and outstanding and (2) ceases to beneficially own at least 75% of the Company’s common stock that the party (or predecessor holder) owned immediately following completion of our initial public offering on May 9, 2000.  See Item 13.

Of the Board members, Dwight C. Arn, William Cella, Steve Doyal, Brian E. Gardner, David E. Hall, Donald J. Hall, Jr., Irvine O. Hockaday, Jr., A. Drue Jennings, Brad R. Moore, Henry S. Schleiff and Deanne R. Stedem were nominated by HEIC; Glenn Curtis was designated as a nominee by Liberty Crown.  In addition, the Board nominated Peter A. Lund and Herbert Granath as independent directors.  Our Board of Directors also approved the nomination of each of these persons as directors.

Because HEIC holds Class A Common Stock and all of the Class B Common Stock, representing approximately 95.7% of the voting power of the Company, its vote in favor of nominees for directors will be sufficient to elect such nominees regardless of the vote of any other stockholders.

Directors

Dwight C. Arn, age 58, has been a director of Crown Media Holdings since March 2008.  Mr. Arn has been Associate General Counsel of Hallmark Cards, Incorporated since 1989.  Additionally, Mr. Arn has been serving as General Counsel of Hallmark International since 1992 and as General Counsel of Crayola LLC since 1995.  Mr. Arn began his career at Hallmark Cards, Incorporated in 1976 and has served in various attorney positions.

William Cella, age 59, has been a director of Crown Media Holdings since March 2008.  Mr. Cella is the Chairman and Chief Executive Officer of The Cella Group, a media sales representation company.  Before forming The Cella Group in 2008, Mr. Cella led MAGNA Global, a Media Negotiation, Research and Programming Unit of the Interpublic Group of Companies.  From 1997 through 2001, Mr. Cella served as Executive Vice President and Director of Broadcast and Programming for Universal McCann North America.  From 1994 through 1997, Mr. Cella served as Director of National Broadcast and Programming for McCann-Erickson and, in 1997, was named Executive Vice President of McCann-Erickson for all of North America.

Glenn Curtis, age 49, has been a director of Crown Media Holdings since January 2005.  He has been Executive Vice President and Chief Financial Officer of Starz LLC since August 2006.  Prior to that, he was Vice President of Liberty Media Corporation (a holding company with interests in electronic retailing, media, communications, and entertainment industries) from 2003 to August 2006.  Prior to that, he was Executive Vice President and Chief Financial Officer of Starz Entertainment Group (a subsidiary of Liberty Media Corporation providing premium movie networks on television) from 1995 to 2002.

Steve Doyal, age 60, has been a director of Crown Media Holdings since December 2007.  Mr. Doyal has been Senior Vice President of Public Affairs and Communications and a corporate officer at Hallmark Cards since 1995.  In this position, he oversees the operations of the Hallmark Cards’ communications programs, including internal communications and publications, audio-visual communications, media relations, government affairs, and the Hallmark Visitors Center.  Prior to that, he served as Media Relations Director from 1993 to 1994 and as Corporate Media Relations Manager from 1988 to 1993.

Brian E. Gardner, age 56, has been a director and Secretary of Crown Media Holdings since January 2004.  He has been Executive Vice President and General Counsel of Hallmark Cards since January 2004.  From 1996 to 2003, Mr. Gardner was a Managing Partner of Stinson Morrison Hecker, LLP (formerly known as Morrison & Hecker, LLP).

Herbert A. Granath, age 80, has been a director of Crown Media Holdings since December 2004.  He has been a consultant for Telenet since 2000 and a consultant for Accenture since 2006.  He has also been a director of Central European Media since 2001.  Mr. Granath was the Chairman of Disney/ABC International Television from 1995 to 2000.

David E. Hall, age 46, has been a director of Crown Media Holdings since March 2003. He has been the President - Personal Expression Group of Hallmark Cards since January 1, 2005 and a member of the board of directors of Hallmark Cards since 1996.  He was Senior Vice President - Human Resources of Hallmark Cards from June 2002 to January 2005.  Mr. Hall has served in a variety of positions for Hallmark Cards since 1981.  Mr. Hall was Vice President - U.S. Sales and Marketing for Crayola LLC (a wholly-owned subsidiary of Hallmark Cards) from 1999 to June 2002.

Donald J. Hall, Jr., age 53, has been a director of Crown Media Holdings since May 2000.  Mr. Hall has been the President and Chief Executive Officer of Hallmark Cards since January 2002 and a member of the board of directors of Hallmark Cards since 1996.  Mr. Hall has served in a variety of positions for Hallmark Cards since 1971.  Mr. Hall was the Executive Vice President, Strategy and Development from September 1999 until December 2001.  Prior to that, Mr. Hall was the Vice President, Product Development, of Hallmark Cards from September 1996 until August 1999.  Mr. Hall is a member of the board of directors of Hallmark Entertainment Holdings and Business Men’s Assurance Company of America.

Irvine O. Hockaday, Jr., age 72, has been a director of Crown Media Holdings since May 2000. He is a member of the board of directors of Ford Motor Company, Sprint Corporation and Estee Lauder Companies Inc. and the chairman of the audit committees of Estee Lauder Companies Inc. and Ford Motor Co.  Mr. Hockaday is a trustee of the Hall Family Foundations and the Aspen Institute.  He was the President and Chief Executive Officer of Hallmark Cards from January 1986 to December 2001.

A. Drue Jennings, age 62, has been a director of Crown Media Holdings since June 2006.  He has been Of Counsel at the law firm of Polsinelli Shughart (formerly known as Shughart, Thomson & Kilroy, P.C.) since October 2004.  Mr. Jennings was the interim Athletic Director at the University of Kansas from April 2003 until July 2003.  Prior to that, Mr.

Jennings was the Chief Executive Officer of Kansas City Power & Light Company from 1988 to 2000 and Chairman of the Board of Kansas City Power & Light Company from 1990 to 2001.

Peter A. Lund, age 68, has been a director of Crown Media Holdings since May 2000. He is the former President and Chief Executive Officer of CBS Inc.  He also serves as a director of The DIRECTV Group, Inc. and Emmis Communications Corporation.

Brad R. Moore, age 62, has been a director of Crown Media Holdings since March 2008.  Mr. Moore has been President of Hallmark Hall of Fame Productions since 1993 and Hallmark Publishing since 2007, both of which are wholly-owned subsidiaries of Hallmark Cards.  Prior to that, Mr. Moore led the development, production and distribution of the Hallmark Hall of Fame series since 1983.  Mr. Moore directed Hallmark Cards’ U.S. advertising efforts from 1982 to 1998.

Henry S. Schleiff, age 61, has been President and Chief Executive Officer and a director of Crown Media Holdings since October 2006.  Prior to joining Crown Media Holdings, from December 1999 to 2006, Mr. Schleiff served as Chairman and Chief Executive Officer of Court TV Network.  Prior to that, Mr. Schleiff served as Court TV Network’s President and Chief Executive Officer from October 1998 to December 1999.  Prior to joining Court TV Network, Mr. Schleiff was the Executive Vice President for Studios USA from 1996 to 1998.

Deanne R.  Stedem, age 46, has been a director of Crown Media Holdings since March 2003.  She has been Associate General Counsel for Hallmark Cards since 1998, managing legal matters for the various entertainment divisions of Hallmark Cards, Incorporated.  She served as Senior Attorney for Hallmark Cards from 1989 until 1998.

Mr. David E. Hall and Mr. Donald J. Hall, Jr. are brothers.  Mr. Hockaday is Mr. David E. Hall’s father-in-law.  There are no other family relationships among the executive officers or directors of the Company.

Executive Officers

The following lists our executive officers and information regarding their principal occupations during at least the last five years.

William J. Abbott, age 47, has been Executive Vice President, Advertising Sales, of Crown Media Holdings since January 2000.  Prior to that, he was Senior Vice President, Advertising Sales, of Fox Family Worldwide from January 1997 to January 2000.

David Kenin, age 68, has been Executive Vice President, Programming, Crown Media Holdings, Inc. since January 2007.  Before that he was Executive Vice President, Programming for Crown Media United States, LLC.  Prior to joining Crown Media United States in January 2002, Mr. Kenin headed Kenin Partners, where he represented clients in various media industries, including cable television, business development, international programming, international sports rights and new technology.

Laura Masse, age 45, has been Executive Vice President for Crown Media Holdings, Inc. since February 2007.  Prior to that, Ms. Masse was Senior Vice President, Marketing for Crown Media Holdings, Inc. from December 2001 to February 2007.  Prior to joining Crown Media Holdings, Inc., Ms. Masse was Vice President of Marketing for American Movie Classics (AMC) from 1998 to 2001.

For Henry S. Schleiff, please see information above under “Directors”.

Charles L. Stanford, 63, has been Executive Vice President, Legal and Business Affairs and General Counsel of Crown Media Holdings since May 2001. Prior to that, he was Senior Vice President, Business Affairs and General Counsel of Crown Media Holdings from October 2000 to May 2001. He also served as Senior Vice President, Legal and Business Affairs of Crown Media International from November 1999 through October 2000.

Brian C. Stewart, 44, has been Executive Vice President and Chief Financial Officer of Crown Media Holdings since November 2006.  Prior to that, Mr. Stewart served as Senior Vice President and Chief Financial Officer of Crown Media United States, LLC since November 2002.  Prior to assuming the position of Chief Financial Officer of Crown Media United States, LLC, Mr. Stewart served as Vice President, Finance, for Crown Media Holdings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2008 were made timely, except for a filing of one Form 4 by Mr. Cella concerning one transaction.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics that reflects long-standing positions of the Company and contains additional provisions.  The Code applies to all employees, including the Company’s principal executive officer, principal financial officer and controller, and to directors.  A shareholder can request a free copy of the Code of Business Conduct and Ethics by writing to the Executive Vice President, Legal and Business Affairs and General Counsel of the Company at Crown Media Holdings, Inc., 12700 Ventura Boulevard, Studio City, California 91604.

AUDIT COMMITTEE

The members of the Audit Committee are Messrs. Jennings, Chairman, Granath and Lund, each of whom are believed by the Board to be independent directors as defined in Rule 5605 of the listing standards for the Nasdaq Global Market (“Nasdaq Listing Standards”).  The Board has determined that each of the members of the Audit Committee is financially literate in accordance with the Nasdaq Listing Standards.  The Board has also determined that Mr. Jennings qualifies as an audit committee financial expert, as defined under Securities and Exchange Commission (the “Commission”) rules.

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

Item II.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview and Objectives of the Compensation Program

The Company’s compensation packages to its executive officers, as determined by the Compensation Committee of the Company’s Board, are designed to enable the Company to recruit, retain and motivate a talented and diverse group of people who contribute to our success.  The packages are also intended to synchronize executive compensation with the Company’s performance, motivate executive officers to achieve our business objectives and provide strong performance incentives.  The Company’s Chief Executive Officer provides input on determining and recommending compensation packages to executive officers other than for himself.  The Compensation Committee also consults, as provided in his employment agreement, with the Chief Executive Officer in regard to his bonus.  The goal of the Compensation Committee is that the packages are fair, reasonable and competitive with other companies in the cable and television industry similar in size to the Company.

In addressing compensation, the Compensation Committee attempts to balance the short term and long term components, to properly reward and encourage retention and align executive pay with that of executives at comparable companies in the industry.  The Compensation Committee also focuses on aligning individual incentives with the Company’s strategic and financial goals. Key incentive-based components in executive compensation packages are the annual individual performance-based incentive bonus, which is awarded in recognition of individual and Company performance each year, and awards granted under our Amended and Restated 2000 Long Term Incentive Plan (“LTIP”).

Elements of Executive Compensation Packages

Compensation packages awarded to the Company’s executive officers are comprised of base salary, annual cash bonus awards, awards granted under our LTIP and perquisites and other benefits.

Salary Determinations

Salary ranges for the Chief Executive Officer and other executives are based on an individual’s experience and prior performance, as well as the Company’s operating performance and the attainment of planned financial and strategic goals.  In addition, the Compensation Committee reviews compensation levels of similarly situated executives at companies in the cable and television industry similar in size to the Company when determining the target range of salary payable to the executive officers.  In determining their salaries and salaries for other officers, the Compensation Committee subjectively evaluates the experience, performance and attainment of initiatives, and no particular weight is given to any particular factor.  Annual salaries for the Named Executive Officers (as defined below) are subject to the provisions of their respective employment agreements described below under the heading “Compensation of Executive Officers and Directors - Summary of Executive Employment Agreements”.

Bonus Determination

The Company pays annual incentive bonuses in March of each year.  Employment agreements contain maximum and, in some cases, minimum percentages of base salary that are to be paid as annual bonuses.  In addition, the Compensation Committee may, in its sole discretion, approve signing and discretionary bonuses for executive officers.  Annual bonus payments for fiscal year 2008 paid to the Named Executive Officers were determined and calculated in accordance with the below formula.  The Compensation Committee has the authority to modify the below formula for subsequent years.

BONUS OPPORTUNITY: Target Incentive was from 20% to 25% of an executive’s base pay.  Total bonus opportunity was 0% to 135% of the Target Incentive.

PLAN MEASURES: The bonus plan measured performance of January 1 through December 31 of the plan year and used the following allocation of the Target Incentive for each target:

•	EBITDA (calculated using the same formula as is used to calculate EBITDA in the Company’s Operating Plan)	—	25%
•	Advertising Revenue (recognized on an as-earned basis)	—	30%
•	Demographic Achievement (total daily average household delivery for adults ages 25-54, as determined by Nielsen)	—	10%
•	Operating Cash Flow (cash flow before cash interest expense)	—	25%
•	Top Ten Full Day (household ranking in top ten each quarter of 2008)	—	10%

PLAN TARGETS: Targets are set each year based upon the Company’s Operating Plan.  The targets for 2008 were as follows:

•	EBITDA	—	$63.7 million
•	Advertising Revenue	—	$243.0 million
•	Demographic Achievement	—	148,000 Households
•	Top Ten Primetime (household ranking quarterly)

CALCULATIONS:

•	The calculation for payment of the EBITDA Target were as follows:

Percentage of EBITDA Target Achieved	Percentage of Allocated Target Incentive Payable

Below 85%	0%
85% or more, but less than 90%	80%
90% or more, but less than 95%	90%
95% or more, but less than 98%	95%
98% or more, but less than 102%	100%
102% or more, but less than 105%	110%
105% or more, but less than 110%	120%
110% or more	135%

•                  The calculation for payment of the Advertising Revenue Target were as follows:

Percentage of Advertising Revenue Target Achieved	Percentage of Allocated Target Incentive Payable

Below 95%	0%
95% or more, but less than 98%	95%
98% or more, but less than 102%	100%
102% or more, but less than 105%	110%
105% or more, but less than 110%	120%
110% or more	135%

•                  The calculation for payment of the Demographic Achievement for 2008 were as follows:

Total Daily Average Households (Women 25-54) Achieved	Percentage of Allocated Target Incentive Payable

Below 122,500	0%
122,500 – 124,999	85%
125,000 – 127,499	90%
127,500 – 129,999	95%
130,000 – 132,499	100%
132,500 – 134,999	105%
135,000 or more	110%

BONUS AMOUNT: Actual bonus amount is dependent on the degree to which the Company achieves the objective for each plan measure against performance ranges established for each metric.  The Compensation Committee has the discretion to adjust the total award and the result for each metric up or down by up to 20%.  The actual bonus that was paid was 12.6% for those with a target of 20% and 15.75% for those with a target of 25%.

Awards Granted Under Long Term Incentive Plan

GENERAL

Under our LTIP, the Board and the Compensation Committee have the discretion to grant incentive stock-based awards to our employees and directors, including, without limitation, Restricted Stock Units (“RSUs”) and Share Appreciation Rights (“SARs”).  These awards, which are intended as incentives for future performance, combined with the executive’s salary and performance bonus, substantially form a total compensation package.  In determining the awards to executives, the Compensation Committee analyzes stock-based awards made to similarly situated executives at companies in the cable and television industry similar in size to the Company and assesses each executive’s performance.  The Company did not grant stock awards in 2007 and 2008.

RESTRICTED STOCK UNITS

The Company exchanged 94.8% of granted stock options for 2,050,693 RSUs in 2003.  Since this exchange, the Company has not awarded any stock options to its employees or directors, but has granted Performance RSUs and Employment RSUs.  Each RSU represents the right to receive one share of the Company’s Class A Common Stock or, in the discretion of the Compensation Committee, the cash equivalent to the fair market value of one share of the Company’s Class A Common Stock (calculated by taking the average of the stock price for the immediately preceding 14 business days).  If any dividend is paid with respect to a share of Class A Common Stock while the RSUs are held, the Company will pay to each holder at its discretion an amount in cash, Class A Common Stock or other property, in each case having a value equal to the dividend.  Such amounts of dividend shall vest and be paid at the same time as the underlying RSUs are settled.  All RSUs are subject to forfeiture until certain conditions, including continued employment, have been met.

The Compensation Committee determines whether or not RSU grants will be made, grant eligibility, vesting, the size of the grant pool and the grant ranges for each executive level.  Within the parameters established by the Compensation Committee, the Chief Executive Officer then determines the size of the grant pool for each department within the Company.  Each Executive Vice President then makes specific individual grants for each employee within the department which he or she oversees.  Below is a table summarizing certain key terms of the RSUs granted to the Company’s executive officers that were outstanding in 2008.

Year of	Employment RSUs		Performance RSUs
Grant	Percentage	Vesting Dates (1)	Percentage	Vesting Dates	Vesting Criteria
2005	50%	Vested in equal one-third installments on the first, second and third anniversaries of the grant date (August 17, 2006, August 17, 2007 and August 17, 2008).	50%	Vest entirely on the third anniversary of the grant date (August 17, 2008).

The fair market value of one share of the Company’s Class A Common Stock equals or exceeds $14.00 (calculated by taking the average of the stock price for the immediately preceding 14 business days of the vesting date). This criteria was not met and, therefore, Performance RSUs were cancelled on August 17, 2008.

2006(2)	35%	Vest entirely on the third anniversary of the grant date (August 18, 2009).	65%	See “Vesting Criteria”(3)	First Tranche and Vesting: 65% of the Performance RSUs were eligible to vest as follows

•    150% of Performance RSUs if at least 3 of the major distribution agreements were renewed within 15 months of the grant date and the fourth major distribution agreement was renewed prior to its expiration date or within 120 days thereafter.

•    100% of Performance RSUs if at least three of the major distribution agreements were renewed within 15 months of the grant date and the fourth major distribution agreement was renewed but not prior to its expiration date or within 120 days thereafter.

					• 100% of Performance RSUs if all major distribution agreements were renewed on or prior to each agreement’s expiration date.
					• 65% of Performance RSUs if all major distribution agreements were renewed within 120 days after expiration.

•    0% of Performance RSUs if all major distribution agreements were not renewed as described above.

The Compensation Committee determined that 100% of the first tranche of Performance RSUs were eligible to vest since all major distribution agreements were renewed on or prior to each agreement’s expiration date. Such Performance RSUs were vested and settled in cash in April 2008.

Second Tranche and Vesting: The remaining Performance RSUs, 35%, were eligible to vest on December 31, 2008 in accordance with the following formula:

Percentage of value of the RSUs paid based on subscriber revenue achieved (the “Modifier”)

					Less than $47.86 million	65%
					$47.86 mil. to $55.17 mil	85%
					$55.17 mil. to $61.93 mil	100%
					$61.93 mil. or more	135%

The Compensation Committee determined that 100% of the second tranche of the Performance RSUs were eligible to vest since the Company achieved the number of subscriber revenue. Such Performance RSUs were vested in December 2008 and settled in cash in February 2009.

(1)           Employment RSUs will vest if the employee is employed with the Company on the vesting date.

(2)           With respect to Mr. Schleiff only, (a) 50% of RSUs granted in 2006 are Employment RSUs and the remaining 50% are Performance RSUs and (b) Employment RSUs vest entirely on the fourth anniversary of the date of grant (October 2, 2010).  Mr. Schleiff’s Performance RSUs have the same terms as set forth in the table above.

(3)           The Compensation Committee had the discretion to increase or decrease the Modifier by 20% and had the authority to extend the deadlines for satisfaction of the vesting conditions in the event that a renewal of the major distribution agreements was delayed for factors beyond the control of the Company.

SHARE APPRECIATION RIGHTS

The only employee with whom the Company has agreed to grant SARs is Henry Schleiff under the Share Appreciation Rights Agreement dated October 3, 2006.  The value of each SAR corresponds to the value of one share of Class A common stock and will be settled at the Company’s discretion in Class A common stock or cash.  SARs will be granted during the term of employment the day after the fair market value of the Company’s stock reaches the “threshold price” and stays at the threshold price or higher for 60 consecutive calendar days.  SARs will then be granted each time that the fair market value of the Company’s stock increases another incremental five dollars over the previous price at which an SAR grant was triggered and stays at such price or higher for 60 consecutive calendar days.  Upon the occurrence of each event which triggers an SAR grant, Mr. Schleiff will be granted that number of SARs with a value equal to 0.8% of the Enterprise Growth as of the grant date divided by the triggering Company stock price.  “Enterprise Growth” equals the increase in market capitalization (compared to the market capitalization based on the Start Price (defined below) or the last price triggering a grant of an SAR), adjusted upward or downward by the amount of debt incurred or paid down since the last trigger date.  “Start Price” is $4.43, the average of the fair market value for the 5 business days prior to the date of public announcement of Mr. Schleiff’s employment with the Company.  “Threshold price” is $9.43, the Start Price plus $5.  The vesting schedules and settlement provisions are described below in “Potential Payments Upon Termination or Change in Control.”

Perquisites and Other Benefits

All Company executives are also entitled, subject to meeting certain eligibility requirements, to participate in the Company’s benefit programs, including the Company’s 401(k) plan and its medical, dental and other benefits plans.  Certain executive officers are entitled to additional benefits, such as car allowance, reimbursement for financial consulting fees and particular travel conditions as agreed to under their respective employment agreements.

Compensation Consultants

From time to time, the Compensation Committee engages and consults with Towers Perrin, a human resources consulting firm, when developing, analyzing and reviewing compensation packages to be awarded to its executive officers.  Towers Perrin has provided to the Compensation Committee relevant executive compensation data related to companies in the cable and television industry similar in size to the Company, such as base salaries, termination payments and the level or formula for performance-based cash bonuses and other incentive awards.  Additionally, Towers Perrin has assisted the Compensation Committee in structuring various incentive compensation plans.  The Compensation Committee and the Board also seek advice and recommendations from the human resource and compensation departments of its parent company, Hallmark Cards, on executive and director compensation matters.  Such services are rendered by Hallmark Cards pursuant to a services agreement which it has with the Company.

In the past, the board has also engaged Pearl Meyer & Partners, an executive compensation consulting firm, to assist with the Company’s LTIP and to recommend awards to be made to the Company’s employees under such plan.

Deferred Compensation Plan

The Company offers a Deferred Compensation Plan to its executive officers and directors.  The Deferred Compensation Plan offers an opportunity for the executive officers to defer payment, on a pre-tax basis, of portions of his or her salary, bonus compensation and such deferred payment will be deposited in an interest-bearing account until distribution.  With respect to the interest rate earned, as of January 1, 2009, the Company applies Moody’s Average Corporate Bond Yield as in effect on the first day of each month and no longer prime plus 1%.  RSU compensation may be deposited in an interest-bearing account or in a stock tracking fund at the option of the participant of the Plan.  Under the terms of the Deferred Compensation Plan, an executive officer may elect to defer the following compensation:

Type of Compensation	Maximum Deferral
Base Salary	50%
Incentive Compensation	100%
RSU Compensation (whether settled in cash or stock)	100%

The amount of total compensation deferred must be at least $5,000.

An executive officer may elect to receive payment of all or part of that Plan year’s deferral amount in a future year that is at least two years beyond the end of that Plan year.  If such scheduled in-service distribution is more than $25,000, the distribution may be made in annual installments over 5 years.  If such distribution is $25,000 or less, it must be taken as a lump sum.  All scheduled in-service withdrawals will be paid in January.  In some circumstances, hardship withdrawals of account balances are allowed without penalty.  Hardship withdrawals are limited to unforeseeable emergencies, such as illness or casualty losses.

The Company suspended the Plan for 2006 and no deferrals of employee compensation earned were allowed in 2006. The Company continued to pay interest on amounts deferred in previous years and paid out these amounts in accordance with the terms of the plan.  The Plan has been reactivated since 2007.

Chief Executive Officer Compensation

The provisions of our Chief Executive Officer’s employment agreement and related agreements which have been approved by the Board, determined the salary and stock-based awards granted to him during fiscal year 2008.  In approving the compensation levels contained in Mr. Schleiff’s employment agreements, the Board reviewed and considered the expected value of his leadership that he would bring to the Company.  The Board then set his compensation during the term of his employment agreement in levels that reflected his potential achievements and quality of the Company under his leadership.

Tax Deductibility of Executive Compensation

Under Section 162(m) of the Internal Revenue Code and IRS Notice 2007-49, the Company may not be able to deduct certain forms of compensation in excess of $1,000,000 paid per year to its chief executive officer and its three most highly compensated officers (other than its CEO and CFO) who are employed by the Company at year-end.  The Committee believes that it is generally in the Company’s best interest to satisfy the requirements for deductibility under Internal Revenue Code Section 162(m).  Accordingly, the Committee has taken appropriate actions, to the extent it believes feasible, to preserve the deductibility of annual incentive and long-term performance awards.  However, notwithstanding this general policy, the Committee also believes that there may be circumstances in which the Company’s interests are best served by maintaining flexibility in the way compensation is provided, whether or not compensation is fully deductible under Internal Revenue Code Section 162(m).

The Internal Revenue Code exempts qualifying performance-based compensation from the deduction limit if certain conditions are met.  One of the conditions is stockholder approval of the performance-based compensation provisions.  At the 2007 Annual Meeting of Stockholders of the Company, the stockholders approved (1) the performance-based cash bonuses payable in 2007 and later years to Henry Schleiff and the other executive officers under their then employment agreements and (2) provisions in their then existing RSU agreements that could be settled in cash or stock in 2007 and later years.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary Compensation Table

The following table summarizes the cash and non-cash compensation earned in 2006, 2007 and 2008 awarded to or earned by individuals who served as our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers serving during and/or at the end of 2008 (each, a “Named Executive Officer, collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary($)	Bonus ($)(1)	Stock Awards($) (2)	Option Awards($) (3)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
William Abbott,	2008	578,048	91,043	58,902	—	—	11,097	10,000	(5)	747,090
Executive Vice President,	2007	546,154	152,923	372,367	—	—	26,180	10,000	(5)	1,107,624
Advertising Sales	2006	520,139	148,079	-18,293	—	—	19,969	10,000	(5)	679,894
David Kenin,	2008	823,251	103,730	57,029			13,686	11,400	(5)	1,009,097
Executive Vice President,	2007	788,111	177,325	406,436	—	—	18,425	11,400	(5)	1,401,696
Programming	2006	749,580	176,250	15,154	—	—	16,609	11,400	(5)	968,993
Henry S. Schleiff,	2008	1,064,173	670,429	78,728	-1,180,438	—	—	20,004	(5)	652,896
President and	2007	1,011,212	1,668,499	486,800	1,368,145	—	—	20,004	(5)	4,554,660
Chief Executive Officer	2006	202,692	437,500	98,114	59,115	—	—	8,847	(6)	806,268
Charles L. Stanford,	2008	491,684	61,952	59,706	—	—	—	—		613,342
Executive Vice President	2007	457,800	103,005	356,627	—	—	—	—		917,432
and General Counsel	2006	439,186	102,460	-31,254	—	—	—	—		510,392
Brian C. Stewart,	2008	397,885	50,134	74,580	—	—	23,884	—		546,483
Executive Vice President	2007	350,000	78,750	266,049	—	—	30,957	—		725,757
and Chief Financial Officer	2006	311,695	66,736	-708	—	—	27,906	—		405,629

(1)     Represents performance bonus under the terms of employment agreements with the Company.  See “Compensation Discussion and Analysis - Elements of Executive Compensation Package — Bonus Determination.”

(2)     The amounts in this column are calculated based on FAS 123R and equal to financial statement compensation costs for RSUs as reported in our consolidated statement of income for the applicable year. Under FAS 123R, compensation cost is based on the fair value of our stock price at the end of each reporting period.  The Company recognizes the compensation cost, net of estimated forfeitures, over the vesting term and includes changes in fair value at each reporting period.

(3)     Represents compensation expense recognized in accordance with FAS 123R with respect to SARs.  No actual SARs were granted in 2006, 2007 and 2008.

(4)     Represents interest earned on deferred compensation.

(5)     Represents car allowance.

(6)     Represents car allowance of $3,846 and reimbursement of financial consulting fee of $5,000.

Grants of Plan-Based Awards

The Company did not grant any SARs, RSUs or other stock-based awards to its Named Executive Officers in 2007 or 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the number of unexercised stock options and unvested RSUs held by the Company’s Named Executive Officers on December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William Abbott, Executive Vice President, Advertising Sales	—	—	—	—	—	—	—	—	—
2006 RSUs	—	—	—	—	—	46,200	131,670	—	—
David Kenin, Executive Vice President, Programming	200,000	—	—	11.29	01/02/2012	—	—	—	—
2006 RSUs	—	—	—	—	—	46,200	131,670	—	—
Henry S. Schleiff, President and Chief Executive Officer	—	—	—	—	—	—	—	—	—
Stock Appreciation Rights(3)	—	—	31,663	2.85	10/03/2010	—	—	—	—
2006 RSUs	—	—	—	—	—	100,000	285,000	—	—
Charles L. Stanford, Executive Vice President and General Counsel	—	—	—	—	—	—	—	—	—
2006 RSUs	—	—	—	—	—	46,200	131,670	—	—
Brian C. Stewart, Executive Vice President and Chief Financial Officer	—	—	—	—	—	—	—	—	—
2006 RSUs	—	—	—	—	—	46,200	131,670	—	—

(1)   Vesting dates of Employment RSUs are set forth above under heading “Compensation Discussion & Analysis — Elements of Executive Compensation Packages — Awards Under Long Term Incentive Plan.”

(2)   The amounts in this column are calculated using a value of $2.85 per share, which is the closing market price for our Class A Common Stock on December 31, 2008.

(3)   Represents compensation expense recognized in accordance with FAS 123R with respect to SARs.  No actual SARs were granted in 2008.  Grant and vesting terms are set forth below under heading “Compensation of Executive Officers and Directors — “Summary of Executive Employment Agreements” and “Potential Payments Upon Termination or Change-In-Control.”

Option Exercises and Stock Vested

The following table shows the number of stock options or RSUs issued to the Company’s Named Executive Officers that were exercised or vested in fiscal year 2008.

	Option Awards(1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
(a)	(b)	(c)	(d)	(e)
William Abbott, Executive Vice President, Advertising Sales	—	—	96,800	429,108
David Kenin, Executive Vice President, Programming	—	—	99,133	439,849
Henry S. Schleiff, President and Chief Executive Officer	—	—	100,000	441,100
Charles L. Stanford, Executive Vice President and General Counsel	—	—	95,800	424,504
Brian C. Stewart, Executive Vice President and Chief Financial Officer	—	—	88,300	389,974

(1)   Mr. Kenin is the only Named Executive Officer who owns any stock options.  Mr. Kenin did not exercise any stock options in 2008.

(2)   Represents the number of RSUs vested during 2008.

(3)   Represents cash amounts paid to settle vested RSUs in 2008.

Nonqualifed Deferred Compensation

Please see above under the headings “Compensation Discussion and Analysis — Deferred Compensation Plan” for a description of material terms of the Company’s Nonqualified Deferred Compensation Plan summarized below.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions in Last FY ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
William Abbott, Executive Vice President, Advertising Sales	96,852	—	11,097	—	221,279
David Kenin, Executive Vice President, Programming	—	—	13,687	—	226,452
Henry S. Schleiff, President and Chief Executive Officer	—	—	—	—	—
Charles L. Stanford, Executive Vice President and General Counsel	—	—	—	—	—
Brian Stewart, Executive Vice President and Chief Financial Officer	30,754	—	23,884	—	412,124

Summary of Employment Agreements with Named Executive Officers

Employment Agreement with William Abbott

On August 8, 2006, the Company entered into an employment agreement with William Abbott that provides for his employment as Executive Vice President, Advertising Sales, which agreement replaced Mr. Abbott’s prior employment agreement and had a term through August 7, 2008.  Under the employment agreement, Mr. Abbott’s base salary is at an annual rate of $523,688 for the term of employment, subject to annual increases at the discretion of the Company.   Mr. Abbott is also entitled to receive a bonus each year of up to 25% of his base salary, conditioned on the Company’s achievement of certain EBITDA, advertising revenue and ratings goals. (See details pertaining to performance bonus below under heading “Compensation Discussion and Analysis - Elements of Executive Compensation Packages — Bonus Determination.”)  On May 28, 2007, the Company amended Mr. Abbott’s employment agreement and extended the term of his employment for an additional one year, through August 18, 2009.  Additionally, under the amendment, in addition to participating in the bonus plan described above, Mr. Abbott is also eligible to participate in the Company’s advertising sales year-end commission plan, although his compensation under the plan will be at reduced levels.  The amounts payable under the plan, for achievement of annual advertising sales revenue targets, are based on a percentage of base salary.  Mr. Abbott’s percentages are from 2.5% to 15% of his then-current base salary.

Under the employment agreement, Mr. Abbott may not compete with the Company during the term of his employment. Additionally, for the one-year period following his termination of employment for any reason, Mr. Abbott may not employ any person who is working for the Company as an officer, policymaker or in a high-level creative, development or distribution position at the date of termination of Mr. Abbott’s employment.

Employment Agreement with David Kenin

On December 20, 2001, Crown Media United States, LLC entered into an employment agreement with David Kenin that provides for his employment as Executive Vice President, Programming.   The Employment Agreement, which was last amended on June 21, 2007, has a term through December 31, 2009.  Mr. Kenin’s annual base salary during the period January 3, 2008 through January 2, 2009 is $825,000 and $850,000 during the period January 3, 2009 through December 31, 2009.  Following the end of each calendar year during the term, Mr. Kenin may be paid a bonus based on his performance during such calendar year if the Company so determines in its sole discretion.

Mr. Kenin’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Abbott’s employment agreement and which are described above.

Employment Agreement with Henry S. Schleiff

On October 3, 2006, the Company entered in an employment agreement with Henry S. Schleiff under which Mr. Schleiff has agreed to serve as the Company’s President and Chief Executive Officer.  The term of the Employment Agreement is four years, commencing October 3, 2006.  In December 2008, Mr. Schleiff’s Employment Agreement was amended to comply with Internal Revenue Code Section 409A.  The Employment Agreement provides for an annual base salary of $1,000,000 with a minimum increase of at least 4% per year on the anniversary date of employment.  Additionally, Mr. Schleiff will be eligible to receive an annual performance bonus.  The target annual performance bonus will be 100% of the then-current base salary with a potential payout range of 0% to 200% and a minimum guarantee of 50% for each calendar year of the term.  This performance bonus will be based on achievement of criteria determined by the Company’s Compensation Committee in consultation with Mr. Schleiff and will include such factors as improved EBITDA, demographics, operating cash, renewal progress of contracts with distributors, advertising revenue and other appropriate discretionary considerations.

Mr. Schleiff cannot compete with the Company during the term of his employment and, if Mr. Schleiff is terminated for cause or resigns other than for “good reason,” for a period of time ending on the earlier of 12 months from the termination of employment or the fourth anniversary of the Employment Agreement.

Employment Agreement with Charles L. Stanford

On August 8, 2006, the Company entered into a new employment agreement with Charles L. Stanford, for his services as Executive Vice President, Legal and Business Affairs and General Counsel, which was amended on January 29, 2008.  This agreement replaced Mr. Stanford’s previous 3-year employment agreement which would have expired on October 24, 2006.  The new agreement, as amended, expires on August 8, 2010 and provides for an annual base salary of $485,268, subject to a minimum increase of 3.0% in October of each year of his term.  Mr. Stanford is also entitled to receive a bonus each year of up to 20% of his base salary, conditioned on the Company’s achievement of certain EBITDA, advertising revenue and ratings goals. (See details pertaining to performance bonus below under heading “Compensation Discussion and Analysis - Elements of Executive Compensation Packages — Bonus Determination”.)

Mr. Stanford’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Abbott’s employment agreement and which are described above.

Employment Agreement with Brian C. Stewart

On July 24, 2006, the Company entered into an employment agreement with Brian C. Stewart, for his services as Senior Vice President, Finance and interim Chief Financial Officer.  The agreement was for a term of two years, expiring on July 23, 2008, and provided for an annual base salary of $340,000, subject to annual adjustment in the discretion of the Company.  Mr. Stewart is also entitled to receive a bonus each year of up to 20% of his base salary, conditioned on the Company’s achievement of certain EBITDA, advertising revenue and ratings goals  (See details pertaining to performance bonus below under heading “Compensation Discussion and Analysis - Elements of Executive Compensation Packages — Bonus Determination”.)  On November 8, 2006, the parties amended Mr. Stewart’s employment agreement.  The amendment provides for his employment as the Company’s Executive Vice President, Finance and Chief Financial Officer and an increase of his annual base salary to $350,000 through the remainder of the term.  On January 29, 2008, the parties further amended Mr. Stewart’s employment agreement and extended the term of his employment through July 24, 2010.  Furthermore, pursuant to the amendment, Mr. Stewart receives an annual base salary of $400,000 effective January 1, 2008, subject to increases in the Company’s discretion in January of each year of his term.

Mr. Stewart’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Abbott’s employment agreement and which are described above.

Potential Payments Upon Termination or Change-in-Control

Employment Agreements - General

Except as otherwise described for Mr. Schleiff below, in all of our employment agreements with our Named Executive Officers, if his employment is terminated other than for death, disability or cause prior to the expiration of the employment agreements, the following will be paid by the Company:

•           the greater of twelve months base salary or the remaining base salary for the remaining term of the employment agreement, paid in a lump sum and, except for Mr. Kenin, discounted at prime rates to present value at the time of payment;

•           pro rata bonus through the termination date;

•           any amounts payable under the RSU Agreements;

•           vested ERISA benefits, such as those under the 401(k) plan; and

•           benefits that may be required by law, such as those under COBRA.

In the event of termination for the reason stated above, the Named Executive Officer has no obligation to seek comparable employment and, if the executive accepts employment during the severance period, there will be no offset by the Company against the amounts paid for termination.  Additionally, the non-competition provision in the employment agreements will not apply from the termination date.

If a Named Executive Officer’s employment is terminated as a result of death, disability or for cause, the following will be paid by the Company:

•           the executive’s salary through the later of the expiration date of the 5 business after the event which triggered the termination or the end of the month in which the triggering event occurred;

•           any amounts payable under the RSU Agreements;

•           vested ERISA benefits, such as those under the 401(k) plan; and

•           benefits that may be required by law, such as those under COBRA.

Employment Agreement — Henry S. Schleiff

In the event of a change in control of the Company during the first year of employment, Mr. Schleiff will receive a transaction bonus of $6,000,000; provided that he stays with the Company or a successor company for 6 months.  The transaction bonus will be increased by $1,000,000 for each succeeding year Mr. Schleiff remains employed with the Company prior to a change in control through the fourth year of the term, up to a maximum of $9,000,000.  Under the December, 2008 amendment, any transaction bonus is payable on the earlier of March 15 of the year following the transaction or 180 days after such transaction.  Mr. Schleiff is also entitled to the transaction bonus if his employment is terminated as a result of death or disability, by the Company without cause and (1) a change in control occurs within 90 days of such termination or (2) a change in control contract is executed prior to such termination and the change in control occurs within 180 days of such termination.  “Change in control” means (1) a sale of shares, or a merger or other business combination of the Company so that immediately thereafter, Hallmark Cards and its subsidiaries no longer own directly or indirectly 50% or more of the Company’s stock or (2) a sale of all or substantially all of the assets of the Company to persons other than Hallmark Cards and its subsidiaries.

The Employment Agreement provides that, if Mr. Schleiff’s employment is terminated by the Company without cause, by Mr. Schleiff for good reason (which includes a material breach of contract by the Company, a reduction of authority or a change in the location of employment) or by Mr. Schleiff 6 months after a change in control, the Company then must pay: (1) his base salary for the balance of the term, paid in a lump sum discounted to the present value; (2) the pro rata portion of the bonus for the calendar year in which the termination occurs; (3) a lump sum payment, discounted to present value, of 50% of the target bonuses for the balance of the Employment Agreement; and (4) if a change in control has occurred, the transaction bonus to the extent described above.  In the event of termination, Mr. Schleiff has no obligation to seek comparable employment and, if Mr. Schleiff accepts employment during the severance period, there will be no offset by the Company against the amounts paid for termination.  If Mr. Schleiff’s employment is terminated because of disability, he will be paid the base salary for six months and, to the extent described above, the transaction bonus.

RSU Agreements

GENERAL

If an executive’s employment is terminated for any reason except for those stated below, any outstanding unvested RSUs will immediately terminate and no payment will be made in respect thereof.

2005 RSU AGREEMENT

Employment RSUs - If any of the following occurred, any outstanding unvested Employment RSUs would have been immediately settled in stock or cash in an amount equal to the Vesting Price:

•      death or disability;

•      retirement at the “normal retirement age”;

•      involuntary termination without cause within 90 days prior to or ending one year after a change-in-control (“termination without cause” is deemed to have occurred it the executive is not offered a “comparable position” with the Company or its affiliated or successor companies following a change-in-control); or

•      involuntary termination without cause within 90 days prior to any sale or merger of substantially all of the assets of the Company.

Performance RSUs  — In the event of involuntary termination without cause within 90 days prior to a change-in-control, all unvested Performance RSUs would have been vested and settled if (1)(a) the change-in-control occurs prior to the first anniversary of the grant date and (b) the change-in-control price per share equals or exceeds $10.00; (2)(a) the change-in-control occurs after the first anniversary of the grant date but prior to the second anniversary of the grant date and (b) the change-in-control price per share equals or exceeds $12.00; or (3)(a) the change-in-control occurs after the second anniversary of the grant date but prior to the third anniversary of the grant date and (b) the change-in-control price per share equals or exceeds $14.00.  “Change-in-control price per share” means the highest price per share of stock paid in the transaction resulting in a change-in-control (“Change-in-Control PPS”).

2006 RSU AGREEMENT

Employment RSUs - If any of the following occurs, any outstanding unvested Employment RSUs will vest immediately and be settled in stock or cash in an amount equal to the Vesting Price:

•      death or disability; or

•      involuntary termination without cause within 90 days prior to or 90 days after a change-in-control.

Performance RSUs - In the event of an involuntary termination without cause within 90 days prior to or 90 days after a change-in-control, any outstanding unvested Performance RSUs will vest immediately and be settled in stock or cash in an amount equal to the Vesting Price.

Henry S. Schleiff — Any outstanding unvested Employment RSUs will vest immediately if Mr. Schleiff’s employment is terminated as a result of (1) death or disability or (2) termination without cause or for a good reason within 90 days prior to or 90 days after a change-in-control.  If the Company terminates employment without cause or Mr. Schleiff terminates for good reason within 90 days prior to a vesting date for Performance RSUs, the Performance RSUs will vest immediately.  All vested RSUs will be settled with either the Company’s stock or cash calculated with the Vesting Price.

Henry S. Schleiff’s Share Appreciation Rights Agreement

In the event of a change in control of the Company, then as of the change in control, (1) if there has been no prior SAR trigger and the change in control price (price of the Company’s stock less transaction costs and certain other amounts) exceeds the Start Price (defined below), then Mr. Schleiff shall be granted that number of SARs equal to 0.8% of the Enterprise Growth (defined below) divided by the change in control price; or (2) if there has been a previous SAR trigger and the change in control price exceeds the previous SAR trigger, then Mr. Schleiff shall be granted that number of SARs equal to 0.8% of the Enterprise Growth divided by the change in control price.  If Mr. Schleiff’s employment is terminated without cause by the Company or by him for good reason or because of his death or disability, and if a change in control occurs within 90 days after the termination of employment or an agreement that will result in a change of control is executed prior to the termination and the change of control occurs within 180 days after the termination, Mr. Schleiff will receive a grant of SARs on the basis described above.  “Start Price” is $4.43, the average of the fair market value for the 5 business days prior to the date of public announcement of Mr. Schleiff’s employment with the Company.  “Enterprise Growth” equals the increase in market capitalization (compared to the market capitalization based on the Start Price or the last price triggering a grant of an SAR), adjusted upward or downward by the amount of debt (and the liquidation preference and accrued but unpaid dividends on any preferred stock) incurred or paid down since the last trigger date.

SARs will vest upon the earlier of (1) 3 years of employment after the grant date, (2) termination of employment without cause by the Company, (3) termination by Mr. Schleiff for good reason or (4) upon a change in control of the Company.  The Company at its discretion may settle SARs in cash or in stock.

Summary of Potential Termination or Change-in-Control Payments

The table below reflects the dollar amount of compensation to each Named Executive Officer in the event of termination of such individual’s employment prior to the expiration of the employment agreements.  The amounts shown assume that the termination was effective December 31, 2008.

WILLIAM ABBOTT

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/08($)	Termination for Cause on 12/31/08($)	Involuntary Termination without Cause on 12/31/08($)(1)	Retirement at “Normal Retirement Age” on 12/31/08($)	Disability on 12/31/08($)	Death on 12/31/08($)

Compensation:
Salary(2)	—	—	353,616	—	—	—
Bonus(3)	—	—	91,043	—	—	—
Incentives and Benefits:
RSUs(4)	—	—	—	—	—	—
2006 Employment RSUs	—	—	103,488	—	103,488	103,488
2006 Performance RSUs	—	—	67,117	—	—	—
Deferred Compensation Plan(5)	221,279	221,279	221,279	221,279	221,279	221,279
Life Insurance Benefits(6)	—	—	—	—	—	200,000
Unused Vacation and/or Personal Time Pay	75,453	75,453	75,453	75,453	75,453	75,453

DAVID KENIN

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/08($)	Termination for Cause on 12/31/08($)	Involuntary Termination without Cause on 12/31/08($)(1)	Retirement at “Normal Retirement Age” on 12/31/08($)	Disability on 12/31/08($)	Death on 12/31/08($)

Compensation:
Salary(2)	—	—	850,000	—	—	—
Bonus(3)	—	—	103,730	—	—	—
Incentives and Benefits:
RSUs(4)	—	—	—	—	—	—
2006 Employment RSUs	—	—	103,488	—	103,488	103,488
2006 Performance RSUs	—	—	67,117	—	—	—
Deferred Compensation Plan(5)	226,452	226,452	226,452	226,452	226,452	226,452
Life Insurance Benefits(6)	—	—	—	—	—	200,000
Unused Vacation and/or Personal Time Pay	96,519	96,519	96,519	96,519	96,519	96,519

HENRY S. SCHLEIFF

Benefits and Payments Upon Termination	Voluntary Termination for Good Reason or on Change-in- Control on 12/31/08($)		Termination for Cause on 12/31/08 ($)	Involuntary Termination without Cause on 12/31/08($)(1)		Retirement at “Normal Retirement Age” on 12/31/08($)	Disability on 12/31/08 ($)	Death on 12/31/08 ($)

Compensation:
Salary(2)	1,850,605		—	1,850,605		—	527,500	—
Bonus(7)	1,202,516		—	1,202,516		—	—	—
Transaction Bonus(8)	7,000,000		—	7,000,000		—	7,000,000	7,000,000
Incentives and Benefits:
RSUs(4)	—		—	—		—	—	—
2006 Employment RSUs	224,000		—	224,000		—	224,000	224,000
2006 Performance RSUs	78,400		—	78,225		—	—	—
Stock Appreciation Rights	0	(9)	—	0	(9)	—	—	—
Deferred Compensation Plan(5)	—		—	—		—	—	—
Life Insurance Benefits(6)	—		—	—		—	—	200,000
Unused Vacation and/or Personal Time Pay	86,016		86,016	86,016		86,016	86,016	86,016

CHARLES L. STANFORD

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/08($)	Termination for Cause on 12/31/08($)	Involuntary Termination without Cause on 12/31/08($)(1)	Retirement at “Normal Retirement Age” on 12/31/08($)	Disability on 12/31/08($)	Death on 12/31/08($)

Compensation:
Salary(2)	—	—	778,660	—	—	—
Bonus(3)	—	—	61,952	—	—	—
Incentives and Benefits:
RSUs(4)	—	—	—	—	—	—
2006 Employment RSUs	—	—	103,488	—	103,488	103,488
2006 Performance RSUs	—	—	67,117	—	—	—
Deferred Compensation Plan(5)	—	—	—	—	—	—
Life Insurance Benefits(6)	—	—	—	—	—	200,000
Unused Vacation and/or Personal Time Pay	58,594	58,594	58,594	58,594	58,594	58,594

BRIAN C. STEWART

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/08($)	Termination for Cause on 12/31/08($)	Involuntary Termination without Cause on 12/31/08($)(1)	Retirement at “Normal Retirement Age” on 12/31/08($)	Disability on 12/31/08($)	Death on 12/31/08($)

Compensation:
Salary(2)	—	—	611,805	—	—	—
Bonus(3)	—	—	50,134	—	—	—
Incentives and Benefits:
RSUs(4)	—	—	—	—	—	—
2006 Employment RSUs	—	—	103,488	—	103,488	103,488
2006 Performance RSUs	—	—	67,117	—	—	—
Deferred Compensation Plan(5)	412,124	412,124	412,124	412,124	412,124	412,124
Life Insurance Benefits(6)	—	—	—	—	—	200,000
Unused Vacation and/or Personal Time Pay	51,596	51,596	51,596	51,596	51,596	51,596

(1)

“Involuntary termination without cause” with respect to the 2006 Employment & Performance RSUs assumes a change-in-control and means the following: Termination within 90 days prior to or 90 days after a change-in-control.

(2)	Remaining salary for the balance of the term of the employment agreements.
(3)	Actual amount of bonus earned in 2008 and paid in 2009.
(4)

Cash settlement amounts of RSUs vested pursuant to their respective RSU Agreements, calculated with a vesting price of $2.24 (average stock price for the immediately preceding 14 business days of December 31, 2008).

(5)	Balance of deferred compensation plus accrued interest.
(6)	Proceeds payable to Named Executive Officer’s beneficiaries upon his death.
(7)	Consists of actual amount of bonus earned in 2008 and 50% of bonus due through the end of the term calculated at target of 100% of his annual salary.
(8)	Transaction Bonus is only payable if a change-in-control occurs. This amount assumes a change-in-control on December 31, 2008.
(9)	Assumes that any change in control price as of December 31, 2008 is less than the “Start Price” stated in the SAR Agreement.

Director Compensation

We do not compensate directors who are employees of the Company or Hallmark Cards or its subsidiaries for services as members of our Board or any of its committees.  In 2008, Directors who are not employees of the Company or Hallmark Cards and its subsidiaries received the following for serving on the Company’s Board: (1) an annual retainer of $35,000 and $1,000 per meeting for each extraordinary meeting or meeting in excess of the number of regularly scheduled meetings, (2) RSUs valued at $40,000 are granted annually, (3) the chairman of the Audit Committee is paid $5,000 annually, and (4) chairmen of each other committee are paid $3,000 annually.  Effective 2009, directors who are not employees of the Company or Hallmark Cards and its subsidiaries receive the following for serving on the Company’s Board: (1) an annual retainer of $40,000 and $1,000 per meeting for each extraordinary meeting or meeting in excess of the number of regularly scheduled meetings, (2) an additional annual retainer of $40,000 for Co-Chairman of the Board, (3) RSUs valued at $45,000 are granted annually, (4) the chairman of the Audit Committee is paid $6,000 annually, and (5) chairmen of each other committee are paid $4,000 annually.

All directors receive reimbursement of expenses incurred in connection with participation in Board meetings.

The table below summarizes the compensation paid by the Company to its directors who are not employees of the Company or Hallmark Cards or its subsidiaries for the fiscal year ended in December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards($) (1)	Option Awards($)	Non-Equity Incentive Plan Comp. ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings($)(2)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Cella	30,849	—	—	—	—	—	30,849
Glenn Curtis(3)	40,000	31,634	—	—	—	—	71,634
Herbert A. Granath	85,500	31,634	—	—	—	—	117,134
Irvine O. Hockaday, Jr.	36,000	31,634	—	—	7,271	—	74,905
A. Drue Jennings	57,000	24,714	—	—	—	—	81,714
Peter A. Lund	43,000	31,634	—	—	12,837	—	87,471

(1)           Represent 2008 RSUs valued and settled in accordance with FAS 123R and RSU agreements.

(2)           Represents interest earned on deferred compensation.

(3)           Mr. Curtis assigned all of his board compensation to Liberty Media Corporation pursuant his contract with Liberty Media Corporation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2008, none of our executive officers served on the board or compensation committee of another company which had one of its executive officers serve as one of our directors or a member of our Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management.  Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s proxy statement for the 2009 annual meeting.

This report is submitted by the members of the Compensation Committee and the members of the Board for the fiscal year 2008.

THE COMPENSATION COMMITTEE:

David E. Hall, Chairman

Herbert Granath

A. Drue Jennings

Deanne R. Stedem

The preceding information under the caption “Compensation Committee Report” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 27, 2009, with respect to beneficial ownership of our Class A Common Stock and Class B Common Stock, by each of the Named Executive Officer (defined above), each director, each holder of more than 5% of either Class A or Class B Common Stock, and all current directors and executive officers as a group.

Except as indicated in the footnotes to this table, the persons named each have sole voting and investment power over the shares shown as owned by them.  The percentage of beneficial ownership is based on 74,117,654 shares of our Class A Common Stock and 30,670,422 shares of our Class B Common Stock outstanding as of April 27, 2009.

Amount of Nature of Beneficial Ownership(1)

	Class A Common Stock	% of Class	Class B Common Stock	% of Class	% of Total Voting Power
Name and Address of Beneficial Owner 5% Stockholders:
Hallmark Entertainment Investments Co.(2)(3) 2501 McGee Street, Kansas City, MO 64108	57,586,336	77.7%	30,670,422	100%	95.7%
Liberty Media Corporation(3)(4) 9197 South Peoria Street, Englewood, CO 80112	57,586,336	77.7%	30,670,422	100%	95.7%
National Interfaith Cable Coalition, Inc.(3)(5) 74 Trinity Place, Suite 1550, New York, NY 10006	57,586,336	77.7%	30,670,422	100%	95.7%
J.P. Morgan Partners (BHCA), L.P.(3)(6) 390 Madison Avenue, New York, NY 10017	57,586,336	77.7%	30,670,422	100%	95.7%
The DIRECTV Group, Inc.(7) (formerly known as Hughes Electronics Corporation) 2230 E. Imperial Highway, El Segundo, CA 90245	5,360,202	7.2%	—	—	1.4%
S. Muoio & Co. LLC and Salvatore Muoio(8) 509 Madison Avenue, Suite 406, New York, NY 10022	3,882,027	5.2%	—	—	1.0%
Directors and Named Executive Officers (defined above):
William Abbott	0	*	—	—	*
Dwight C. Arn	0	*	—	—	*
William Cella	4,300	*	—	—	*
Glenn Curtis	0	*	—	—	*
Steve Doyal	1,500	*	—	—	*
Brian E. Gardner	0	*	—	—	*
Herbert A. Granath	0	*	—	—	*
David E. Hall	2,500	*	—	—	*
Donald J. Hall, Jr.(9)	57,588,836	77.7%	30,670,422	100%	95.7%
Irvine O. Hockaday, Jr.(10)	40,795	*	—	—	*
A. Drue Jennings	0	*	—	—	*
David Kenin(11)	205,500	*	—	—	*
Peter A. Lund (12)	14,190	*	—	—	*
Brad R. Moore	0	*	—	—	*
Henry S. Schleiff	0	*	—	—	*
Charles L. Stanford	12,750	*	—	—	*
Deanne R. Stedem	1,000	*	—	—	*
Brian C. Stewart	10,500	*	—	—	*
All directors and executive officers as a group (19 persons)	57,881,871	77.9%	30,670,422	100%	95.7%

*                                       The percentage of shares or voting power beneficially owned does not exceed 1% of the class.

(1)                                Pursuant to Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship, or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days from April 27, 2008.  Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which the person has the right to acquire voting and/or investment power within 60 days.  The number of shares shown includes outstanding shares of common stock owned as of April 27, 2008 by the person indicated and shares underlying options owned by such person on April 27, 2008 that were exercisable within 60 days of that date.

(2)                                Based on a Schedule 13D/A filed on April 18, 2006, jointly by Hallmark Cards, HEIC and Hallmark Entertainment Holdings, who as of that date shared voting and dispositive power with respect to 30,670,422 shares of Class B Common Stock, which are convertible at the option of the holder into an equivalent number of shares of Class A Common Stock, and 53,215,080 shares of Class A Common Stock.  Does not include, under the column headed “Class A Common Stock,” the number of shares of Class A Common Stock that HEIC would hold if it converted all of its shares of Class B Common Stock into shares of Class A Common Stock, which, if so converted, together with its shares of Class A Common Stock would equal approximately 80% of the total outstanding Class A Common Stock.  HEIC is a majority owned subsidiary of Hallmark Entertainment Holdings and Hallmark Entertainment Holdings is a wholly-owned subsidiary of Hallmark Cards.

(3)                                On March 11, 2003, Hallmark Entertainment Holdings, Liberty Crown and J.P. Morgan Partners contributed 100% of their Company shares in return for HEIC shares representing the following percentage interest in HEIC: Hallmark Entertainment Holdings, 83.4%; Liberty Crown, 11.2%; and J.P. Morgan Partners, 4.6%. In addition, VISN contributed 10% of its Company shares in return for HEIC shares representing an 0.8% interest in HEIC. Each of the HEIC stockholders entered into the stockholders agreement concerning HEIC and Crown shares. As a result, each of the above parties may be deemed to beneficially own Company shares held by HEIC described in note (2) above.

The total number of shares shown as beneficially owned by HEIC includes 4,357,066 shares of Class A Common Stock we believe to be beneficially owned by VISN and 14,190 shares beneficially owned by JP Morgan Partners outside of HEIC because the parties to the HEIC stockholders agreement may be deemed to be acting as a group.  Beneficial ownership of these 4,371,256 shares of Class A Common Stock has been disclaimed by the other HEIC stockholders.

Each of Hallmark Entertainment Holdings and Liberty Crown has the right to nominate directors to the HEIC Board; and VISN is entitled to designate a non-voting observer to HEIC’s Board.  In addition, Liberty Crown has the right to nominate a director to the Company’s Board.  J.P. Morgan had the right to nominate a director on the Company’s Board and on the board of HEIC but has formally surrendered such nomination rights.  VISN also had the right to nominate a director on the Company’s Board but has relinquished such nomination rights.  Under the HEIC stockholders agreement, Hallmark Entertainment Holdings directs the voting of the Company shares owned by HEIC.  Pursuant to the HEIC stockholders agreement, HEIC may not sell, pledge, distribute or transfer its Company common stock without the consent of Liberty Crown and J.P. Morgan Partners, except for mergers and other combinations approved in accordance with the Company stockholders agreement. This requirement terminates on the later of such date as each party (1) ceases to own beneficially at least 2.5% of the outstanding HEIC common stock and (2) ceases to own beneficially 75% of the HEIC stock owned by the party at March 11, 2003.

(4)                                Based on a Schedule 13D/A filed on March 12, 2003 by Liberty Media Corporation and Liberty Crown.

(5)                                The National Interfaith Cable Coalition, Inc. is a not-for-profit coalition of faith groups.  To our knowledge, NICC is governed by a board of sixteen trustees appointed by the major faith groups who are members of NICC.

(6)                                Includes 14,190 shares of Class A Common Stock underlying options that have vested and are held by J.P. Morgan Partners, LLC.  Such options were initially issued to an individual designated by J.P. Morgan for serving on the Company’s Board.  Since issuance, the individual transferred such options to J.P. Morgan Partners, LLC pursuant to his contract with J.P. Morgan Partners, LLC.  Although the individual resigned from our board in December 2006, such options will remain outstanding for 3 years after such date of termination in accordance with our LTIP.  The general partner of J.P. Morgan Partners (BHCA), L.P. is JPMP Master Fund Manager, L.P., and the general partner of JPMP Master Fund is JPMP Capital Corp. JPMP Capital Corp. is a wholly-owned subsidiary of J.P. Morgan Chase & Co. which is a publicly-held company engaged in the commercial banking business.

(7)                                Based on a Schedule 13G filed on January 22, 2009 by The DIRECTV Group, Inc.

(8)                                Based on a Schedule 13G/A filed on February 17, 2009 by S. Muoio & Co. LLC.

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

(10)                          Includes 4,098 shares of Class A Common Stock underlying options that have vested.

(11)                          Includes 200,000 shares of Class A Common Stock underlying options that have vested.

(12)                          Consists of 14,190 shares of Class A Common Stock underlying options that have vested.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

The information required by this Item 13 is set forth in the Company’s Form 10-K Report previously filed on March 5, 2009 in Item 13 under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

DIRECTOR INDEPENDENCE

 Board of Directors

Based on the Nasdaq Listing Standards, the Board has determined that the following directors are independent and have no relationship with the Company, except as directors of the Company: William Cella, Herbert A. Granath, A. Drue Jennings and Peter A. Lund.

Also based on the Nasdaq Listing Standards, the Board has determined that the following directors are not independent because they are employees of Hallmark Cards, the Company’s parent company: Dwight C. Arn, Steve Doyal, Brian E. Gardner, David E. Hall, Donald J. Hall, Jr., Brad R. Moore and Deanne R. Stedem.  Furthermore, the Board has determined that (1) Henry Schleiff is not independent because he is the President and Chief Executive Officer of the Company, (2) Glenn Curtis is not independent because he is an executive officer of Starz LLC, a subsidiary of Liberty Media Corporation which beneficially owns more than 5% of the Company’s Class A Common Stock and (3) Irvine O. Hockaday, Jr. is not independent because he has a family member who is employed by Hallmark Cards as an executive officer and also possibly because of his positions in the past with Hallmark Cards.

Audit Committee

Based on the Nasdaq Listing Standards, the Board has determined that all members of the Audit Committee are independent.

Compensation Committee

Based on the Nasdaq Listing Standards, the Board has determined that the following members of the Compensation Committee are not independent for the reasons stated above: David E. Hall and Deanne R. Stedem.

Nominating Committee

Based on the Nasdaq Listing Standards, the Board has determined that the following member of the Nominating Committee is not independent for the reason stated above: Brian E. Gardner.

Controlled-Company Exemption

HEIC holds Class A Common Stock and all of the Class B Common Stock, representing approximately 95.7% of the voting power of the Company.  Therefore, notwithstanding the disclosures made herein under “Director Independence”, the Board has determined that the Company is a “controlled company”, as that term is defined under Rule 5615(c) of the Nasdaq Listing Standards.  Consequently, the Company is exempt from independent director requirements of Rule 5605(b) of the Nasdaq Listing Standards, except for the requirements pertaining to the composition of the audit committee and the executive sessions of independent directors, with which the Company has been complying.  In 2008, all independent directors have met without management present after each regularly scheduled Audit Committee meeting, which meeting is held quarterly.

ITEM 14.  Principal Accountant Fees and Services

AUDIT FEES

The following table presents aggregate fees billed for professional services rendered by KPMG LLP, our principal accountant in fiscal years 2007 and 2008:

	Fiscal Year
Type of Fee	2007	2008
Audit Fees(1)	$1,169,844	$1,150,890
Audit-Related Fees	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,169,844	$1,150,890

(1)          Audit Fees are for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and services rendered in connection with management’s assessment of internal controls over financial reporting and the related report in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

PRE-APPROVAL POLICY AND PROCEDURES FOR SERVICES
OF INDEPENDENT PUBLIC ACCOUNTANTS

As part of its duties under the Audit Committee Charter, the Audit Committee annually pre-approves all audit and non-audit services performed by the Company’s auditors in order to assure that the auditors are independent from the Company.  If a type of service to be provided by the auditors has not been pre-approved during this annual process, the Audit Committee pre-approves such service on a case-by-case basis.  The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by the auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

By:	/s/ HENRY S. SCHLEIFF
Henry S. Schleiff
President and Chief Executive Officer

April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY S. SCHLEIFF	Director and Principal	April 30, 2009
Henry S. Schleiff	Executive Officer

/s/ BRIAN C. STEWART	Principal Financial and	April 30, 2009
Brian C. Stewart	Accounting Officer

/s/ DWIGHT C. ARN	Director	April 30, 2009
Dwight C. Arn

Director
William Cella

Director
Glenn Curtis

/s/ STEVE DOYAL	Director	April 30, 2009
Steve Doyal

/s/ BRIAN GARDNER	Director	April 30, 2009
Brian Gardner

/s/ HERBERT A. GRANATH	Director	April 30, 2009
Herbert A. Granath

/s/ DAVID E. HALL	Director	April 30, 2009
David E. Hall

/s/ DONALD J. HALL, JR.	Director	April 30, 2009
Donald J. Hall, Jr.

Director
Irvine O. Hockaday, Jr.

/s/ A. DRUE JENNINGS	Director	April 30, 2009
A. Drue Jennings

Director
Peter A. Lund

/s/ BRAD R. MOORE	Director	April 30, 2009
Brad R. Moore

/s/ DEANNE R. STEDEM	Director	April 30, 2009
Deanne R. Stedem