Form 10-Q
period 2009-03-31
CROWN MEDIA HOLDINGS INC
filed 2009-05-07
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
if Changed Since Last Report.)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer (do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 1, 2009, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

TABLE OF CONTENTS

Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)
CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets – December 31, 2008 and March 31, 2009 (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
- Three Months Ended March 31, 2008 and 2009
Condensed Consolidated Statements of Cash Flows (Unaudited)
- Three Months Ended March 31, 2008 and 2009
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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	As of December 31, 2008	As of March 31, 2009

ASSETS

Cash and cash equivalents	$2,714	$5,286
Accounts receivable, less allowance for doubtful accounts of $294 and $778, respectively	66,510	69,340
Program license fees	105,936	112,406
Prepaid and other assets	11,722	14,059
Total current assets	186,882	201,091

Program license fees	214,207	229,751
Property and equipment, net	15,392	14,705
Goodwill	314,033	314,033
Prepaid and other assets	8,831	8,345
Total assets	$739,345	$767,925

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)
(continued)

	As of December 31, 2008	As of March 31, 2009

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$23,992	$22,789
Audience deficiency reserve liability	11,505	13,399
License fees payable	128,638	127,977
Payables to Hallmark Cards affiliates	14,799	14,865
Payables to National Interfaith Cable Coalition	2,849	2,643
Credit facility and interest payable	29	32,053
Interest payable to Hallmark Cards affiliates	3,987	5,527
Total current liabilities	185,799	219,253

Accrued liabilities	28,857	26,203
License fees payable	112,451	130,811
Payables to Hallmark Cards affiliates	-	2,800
Payables to National Interfaith Cable Coalition	2,504	-
Credit facility	28,570	-
Notes payable to Hallmark Cards affiliates	340,697	340,697
Senior secured note to HC Crown, including accrued interest	686,578	704,003
Company obligated mandatorily redeemable preferred interest	20,822	21,342
Total liabilities	1,406,278	1,445,109
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 shares issued and outstanding as of December 31, 2008 and March 31, 2009, respectively	741	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2008 and March 31, 2009, respectively	307	307
Paid-in capital	1,465,293	1,462,493
Accumulated deficit	(2,133,274)	(2,140,725)
Total stockholders' deficit	(666,933)	(677,184)
Total liabilities and stockholders' deficit	$739,345	$767,925

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2009
Revenue:
Subscriber fees	$13,853	$15,295
Advertising	56,348	55,125
Advertising by Hallmark Cards	75	169
Other revenue	288	363
Total revenue, net	70,564	70,952
Cost of Services:
Programming costs
Hallmark Cards affiliates	89	293
Non-affiliates	35,316	31,922
Other costs of services	3,469	4,012
Total cost of services	38,874	36,227
Selling, general and administrative expense	13,461	12,081
Marketing expense	6,398	4,775
Depreciation and amortization expense	432	483
Income from operations	11,399	17,386
Interest income	190	137
Interest expense	(26,304)	(24,974)
Net loss and comprehensive loss	$(14,715)	$(7,451)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,740	104,788
Net loss per share, basic and diluted	$(0.14)	$(0.07)

                          See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,715)	$(7,451)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,552	33,576
Accretion on company obligated mandatorily redeemable preferred interest	626	520
Provision for allowance for doubtful accounts	(34)	622
Residuals and participations	96	-
Impairment of film asset	176	-
Stock-based compensation	834	(287)
Changes in operating assets and liabilities:
Decrease(increase) in accounts receivable	627	(3,452)
Additions to program license fees	(20,234)	(54,228)
Increase in prepaid and other assets	(7,866)	(2,735)
Decrease in accounts payable, accrued and other liabilities	(7,096)	(3,675)
Increase in interest payable	22,729	18,960
Increase in license fees payable to affiliates	2,350	276
(Decrease) increase in license fees payable to non-affiliates	(14,049)	17,423
Increase in payables to affiliates	310	66
Net cash provided by (used in) operating activities	306	(385)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(180)	(81)
Payments to buyer of international business	(1,107)	(223)
Net cash used in investing activities.	(1,287)	(304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility	18,761	12,391
Principal payments on the credit facility	(16,530)	(8,934)
Principal payments on capital lease obligations	(178)	(196)
Net cash provided by financing activities	2,053	3,261
Net increase in cash and cash equivalents	1,072	2,572
Cash and cash equivalents, beginning of period	1,974	2,714
Cash and cash equivalents, end of period	$3,046	$5,286

Supplemental disclosure of cash and non-cash activities:
Interest paid	$1,666	$4,544
Tax sharing payment from Hallmark Cards applied to note payable to Hallmark Cards	$5,075	$-
Tax sharing amount due to Hallmark Cards	$-	$2,800
Reclassification of Redeemable Common Stock to common stock and paid-in capital	$32,765	$-
Interest payable converted to principal on note payable to Hallmark Card affiliates	$24,747	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2009

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings,” “Crown Media” or the “Company”), through its wholly-owned subsidiary, Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television channels (collectively the “Channels” or the “channels”) dedicated to high quality, entertainment programming for adults and families in the United States. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. ("Hallmark Entertainment Investments"), a subsidiary of Hallmark Cards, Incorporated ("Hallmark Cards"), the National Interfaith Cable Coalition, Inc. ("NICC"), the DIRECTV Group, Inc. and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation and J.P. Morgan Partners (BHCA), L. P.

The Company’s continuing operations are currently organized into one operating segment, the domestic channels.

Liquidity

As of March 31, 2009, the Company had $5.3 million in cash and cash equivalents on hand and $12.9 million of current borrowing capacity under the bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates.  The Company’s management anticipates that the principal uses of cash up to May 1, 2010, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and repayment of principal under the bank credit facility and interest of approximately $20.0 million to $25.0 million due under certain notes to the Hallmark Cards affiliates.

Operating activities for the year ended December 31, 2008, yielded positive cash flow while the three months ended March 31, 2009, yielded slightly negative cash flow. There can be no assurance that the Company’s operating activities will generate positive cash flow in future periods.

Another significant aspect of the Company’s liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries. Under the Amended and Restated Waiver Agreement as amended with Hallmark Cards and its affiliates (the “Waiver Agreement”), the deferred payments under such obligations are extended to May 1, 2010.

The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through March 31, 2010, when combined with (1) the deferral of any required payments on related-party debt, any 2009 tax sharing payments and related interest on the 10.25% Senior Secured Note described under the Waiver Agreement, and (2) if necessary, Hallmark Cards’ purchase of any outstanding indebtedness under the bank credit facility on March 31, 2010, as described below, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through May 1, 2010.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber and advertising revenue at or near the amount of such revenue for the year ended December 31, 2008. A significant decline in the popularity of the Channels, a further economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.  Since the second quarter of 2008, the Company has experienced a softening of advertising rates in the direct response and general rate scatter market.  The Company expects this softening to continue throughout 2009, has implemented certain cost containment measures for 2009, and has a limited number of additional, contingent cost cutting measures that could be implemented in the remainder of 2009 depending on market conditions.

In March 2009, effective April 1, 2009, the bank credit facility’s maturity date was extended to March 31, 2010, and the bank’s lending commitment was set at $45.0 million.  The Company’s ability to pay amounts outstanding on the maturity date is highly dependent upon the Company’s ability to generate sufficient, timely cash flow from operations between January 1, 2009 and March 31, 2010.  Based on the Company’s forecasts for 2009 and 2010, which assume no principal payments on notes payable to Hallmark Cards and its affiliates, the Company would have sufficient cash to repay all or most of the bank credit facility on the maturity date, if necessary.  However, there is uncertainty in the U.S. economy and the advertising market, so it is possible that the cash flow may be less than the expectations of the Company’s management.

Upon maturity of the credit facility on March 31, 2010, to the extent the facility has not been paid in full, renewed or replaced, the Company could require under the Waiver Agreement that Hallmark Cards purchase the interest of the lending bank in the facility.  In that case, Hallmark Cards would have all the obligations and rights of the lending bank under the bank credit facility and could demand payment of outstanding amounts at any time after May 1, 2010, under the terms of the Waiver Agreement.

Because of the Company’s possible inability to meet its obligations when they come due on and after May 1, 2010, the Company anticipates that prior to May 1, 2010, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including restructuring of the debt if possible, refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives. If the current credit market conditions continue, a restructuring or refinancing could be difficult to achieve.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Crown Media Holdings and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation of income taxes and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $622,000 for the three months ended March 31, 2009. The Company’s bad debt provision was a credit of $34,000 for the three months ended March 31, 2008.

Fair Value of Financial Instruments

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles that is intended to result in increased consistency and comparability in fair value measurements. In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delayed by one year, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the portion of SFAS 157 that was not delayed by FSP FAS-157-2 as of January 1, 2008, and has adopted the balance of its provisions as of January 1, 2009.

The Company does not have balance sheet items carried at fair value on a recurring basis (to which SFAS 157 applied in 2008) such as derivative financial instruments which are valued primarily based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Significant balance sheet items which are subject to non-recurring fair value measurements (to which SFAS 157 applies in 2009) consist of goodwill, property and equipment, and subscriber acquisition fees. The adoption of SFAS 157 in 2008 had no effect on the measurement of the Company’s financial assets and liabilities. The standard has not had an impact on the determination of fair value related to non-financial assets and non-financial liabilities in the first quarter of 2009.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 341,000 stock options for each of the three months ended March 31, 2008 and 2009, have been excluded from the calculations of earnings per share because their effect would have been antidilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of losses.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the three months ended March 31, 2008 and 2009, and together accounted for a total of 80% and 76% of consolidated subscriber revenue during the three months ended March 31, 2008 and 2009, respectively.  Four and three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended March 31, 2008 and 2009, respectively, and together accounted for 76% and 62% of our subscribers during the three months ended March 31, 2008 and 2009, respectively.

Reclassifications

Certain reclassifications have been made to conform prior periods' financial information to the current presentation.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its financial information for the quarter ending June 30, 2009.

3. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of March 31,
	2008	2009
	(In thousands)
Program license fees — non-affiliates	$576,779	$613,026
Program license fees — Hallmark Cards affiliates	10,967	11,517
Program license fees, at cost	587,746	624,543
Accumulated amortization	(267,603)	(282,386)
Program license fees, net	$320,143	$342,157

At December 31, 2008, and March 31, 2009, $7.6 million and $10.5 million, respectively, of program license fees were included in prepaid and other assets on the accompanying condensed consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the respective license periods.

License fees payable are comprised of the following:

	As of December 31,	As of March 31,
	2008	2009
	(In thousands)
License fees payable — non-affiliates	$231,218	$248,641
License fees payable — Hallmark Cards affiliates	9,871	10,147
Total license fees payable	241,089	258,788
Less current maturities	(128,638)	(127,977)
Long-term license fees payable	$112,451	$130,811

4. Credit Facility

On March 2, 2009, the Company and JPMorgan Chase Bank executed Amendment No. 15 to the credit facility, renewing the Company’s $45.0 million credit line and extending the maturity date to March 31, 2010, all effective April 1, 2009.  The facility is guaranteed by Hallmark Cards and the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries.  Interest rates under the credit facility increased from the Eurodollar rate to the Eurodollar rate plus 2.25% and from the Alternate Base rate to the Alternate Base rate plus 1.25%.

The Company had at March 31, 2009, $12.9 million of unused revolving credit capacity. The Company’s ability to borrow additional amounts under the credit facility is not limited or restricted.

Each borrowing under the bank credit facility bears interest at a Eurodollar rate or an alternate base rate as the Company may request at the time of borrowing.  The Eurodollar rate is based on the London interbank market for Eurodollars, and remains in effect for the time period of the loan ranging from one, two, three, six or twelve months.  The alternate rate is the greatest of the prime rate of JP Morgan Chase Bank, the one month London interbank market for Eurodollars plus 1.00% or the Federal Funds effective rate plus 0.50%, and is adjusted whenever the applicable rate changes.  Prior to the effectiveness of Amendment No. 15, the Company was required to pay a commitment fee of 0.15% per annum of the committed, but not outstanding, amounts under the revolving credit facility, payable in quarterly installments. Pursuant to Amendment No. 15, the commitment fee was increased to 0.375% per annum.

At December 31, 2008, and March 31, 2009, the Company had outstanding borrowings under the credit facility of $28.6 million and $32.1 million, respectively, and there were no letters of credit outstanding. At December 31, 2008, the outstanding balance bore interest at the Eurodollar rate (a 2.02% weighted average rate). At March 31, 2009, the outstanding balance bore interest at the Eurodollar rate (a 1.28% weighted average rate). Interest expense on borrowings under the credit facility for each of the three months ended March 31, 2008 and 2009, was $895,000 and $108,000, respectively.

Covenants

The credit facility, as amended, contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants at March 31, 2009.

5. Related Party Long-Term Obligations

Waiver and Standby Purchase

On March 10, 2008, the Company, Hallmark Cards and affiliates of Hallmark Cards who hold obligations of the Company entered into an Amended and Restated Waiver and Standby Purchase Agreement, which was most recently amended on May 4, 2009, to extend the waiver period (the “Waiver Agreement”).  The Waiver Agreement replaced a previous version of the Waiver and Standby Purchase Agreement dated March 21, 2006 as amended through October 2007.  The Waiver Agreement defers payments (excluding interest on the 2001, 2005 and 2006 notes mentioned below) due on any of the following obligations (the “Subject Obligations”) and interest on the 10.25% Note until May 1, 2010, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•
Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2008, and March 31, 2009, including accrued interest was $109.8 million and $110.3 million, respectively. See Note and Interest Payable to HC Crown below.)

•
$70.0 million note and interest payable to Hallmark Cards affiliate, dated as of March 21, 2006, arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2008, and March 31, 2009, including accrued interest was $62.7 million and $63.0 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•
10.25% senior secured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown.  (Total amount outstanding at December 31, 2008, and March 31, 2009, including accrued interest was $686.6 million and $704.0 million, respectively. See Senior Secured Note below.)

•
Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2008, and March 31, 2009, including accrued interest was $172.1 million and $172.8 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•
All obligations of the Company under the bank credit facility by virtue of Hallmark Cards’ deemed purchase of participations in all of the obligations under a guarantee which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to the bank credit facility.

•	Any and all amounts due and owing to Hallmark Cards pursuant to the Tax Sharing Agreement (Total amount outstanding at March 31, 2009, was $2.8 million.).

Interest will continue to accrue on these obligations during the Waiver Period.  The Waiver Agreement also contains certain covenants, including but not limited to (1) our covenant not to take any action that would prohibit us from being included as a member of Hallmark Cards consolidated federal tax group, (2) compliance with obligations in the loan documents for the bank credit facility and (3) commercially reasonable efforts to refinance the obligations subject to the Waiver Period.  Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.  There was no Excess Cash Flow for the first quarter of 2009.

The waiver termination date is May 1, 2010, or earlier upon occurrence of certain events including but not limited to the following:  (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness to unrelated parties with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; or (b) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement.

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

Hallmark Guarantee; Interest and Fee Reductions

Hallmark Cards has provided to the lending bank under the credit facility the Hallmark Cards facility guarantee.  The guarantee is unconditional for obligations of the Company under the bank credit facility.  If any payment is made on the guarantee, it will be treated as a purchase of the lending bank’s interest in the credit facility.

Prior to April 1, 2009, Hallmark Cards provided an irrevocable letter of credit to JP Morgan Chase Bank as credit support for our obligations under the Company’s bank credit facility for which we previously paid the letter of credit fees. This letter of credit was cancelled on April 1, 2009.

Also, when Hallmark Cards’ issuance of the letter of credit resulted in reductions in the interest rate and commitment fees under the credit facility, we agreed to pay and have paid an amount equal to the reductions to Hallmark Cards.  With Hallmark Cards’ guarantee issued in place of the letter of credit, commencing April 1, 2009, such fee is reduced to 0.875%, representing the 0.75% reduction in the interest rate and the 0.125% reduction in the commitment fee.

Senior Secured Note

In August 2003, the Company issued a senior note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

In accordance with the Waiver Agreement, cash payments are not required until May 1, 2010. The principal amount of the senior secured note accretes at 10.25% per annum, compounding semi-annually, to February 5, 2010.  From that date, interest at 10.25% per annum is scheduled to be payable semi-annually in arrears on the accreted value of the senior note to HC Crown on August 5 and February 5 of each year until maturity.  The note matures on August 5, 2011, and is pre-payable without penalty. At December 31, 2008, and March 31, 2009, $686.6 million and $704.0 million, respectively, of principal and interest were included in the senior note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior note contains certain restrictive covenants which, among other things, prevent the Company from incurring any additional indebtedness, purchasing or otherwise acquiring shares of the Company’s stock, investing in other parties and incurring liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown.  Due to the Waiver Agreement, the note is payable in full on May 1, 2010. Under the Waiver Agreement, accrued interest on this 2001 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. This note is subordinate to the bank credit facility. The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 6.425% at December 31, 2008, and March 31, 2009, respectively). At December 31, 2008, and March 31, 2009, $108.6 million, is reported as note and interest payable to HC Crown and $1.3 million and $1.7 million, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying condensed consolidated balance sheet. The $1.3 million of interest was paid on January 5, 2009, and the $1.7 million in interest was paid on April 6, 2009.

Note and Interest Payable to Hallmark Cards Affiliate

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note.  The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 6.425% at December 31, 2008, and March 31, 2009, respectively). Pursuant to the Waiver Agreement, the promissory note is payable in full on May 1, 2010.  Under the Waiver Agreement, accrued interest on this 2005 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2008, and March 31, 2009, $170.1 million is reported as note and interest payable to Hallmark Cards affiliate and $2.0 million and $2.7 million, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying condensed consolidated balance sheet. The $2.0 million in interest was paid on January 5, 2009, and the $2.7 million in interest was paid on April 6, 2009.

Note and Interest Payable to Hallmark Cards Affiliate

On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note. The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 6.425% at December 31, 2008, and March 31, 2009, respectively). Pursuant to the Waiver Agreement, the promissory note is payable in full on May 1, 2010. Under the Waiver Agreement, accrued interest on this 2006 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2008, and March 31, 2009, $62.0 million is reported as note and interest payable to HC Crown and $717,000 and $996,000, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying condensed consolidated balance sheet. The $717,000 in interest was paid on January 5, 2009, and the $996,000 in interest was paid on April 6, 2009.

Interest Paid to HC Crown Related to the Credit Facility

Interest expense paid to HC Crown was $390,000 for the three months ended March 31, 2008, and $148,000 for the three months ended March 31, 2009, related to the credit facility.

Related Party Long-Term Obligations

The aggregate maturities of related party long-term debt for each of the five years subsequent to December 31, 2008, are as follows:

	Payments Due by Period
	Total	2009	2010	2011	2012	2013
	(In thousands)
Note and interest payable to HC Crown, with principal due May 1, 2010	$110,325	$1,744	$108,581	$-	$-	$-
10.25 % Senior secured note to HC Crown, including accrued interest, due August 5, 2011	704,003	-	-	704,003	-	-
Note and interest payable to Hallmark Cards affiliate with principal due May 1, 2010	172,841	2,732	170,109	-	-	-
Note and interest payable to Hallmark Cards affiliate with principal due May 1, 2010	63,003	996	62,007	-	-	-
	$1,050,172	$5,472	$340,697	$704,003	$-	$-

In addition to amounts in the table, any Excess Cash Flow for 2009 as defined in the Waiver Agreement must be paid on bank debt or the Subject Obligations.  There was no Excess Cash Flow for the first quarter of 2009.

6. Related Party Transactions

Tax Sharing Agreement

Overview

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated U.S. federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “tax sharing agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated U.S. federal income tax return.  Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future federal tax losses, which may be generated by Crown Media Holdings.  Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return.  These benefits are estimated and paid 75% in cash on a quarterly basis and the balance when Crown Media Holdings becomes a federal taxpayer.  A final true-up calculation is completed within 15 days after Hallmark Cards files its consolidated federal income tax return for the year.  Pursuant to the true-up calculation, Crown Media Holdings is obligated to reimburse Hallmark Cards the amount that any estimated payments have exceeded the actual benefit realized by Hallmark Cards and Hallmark Cards is obligated to pay Crown Media Holdings the amount that any actual benefit exceeds the estimated payments.  Under the tax sharing agreement, at Hallmark Cards’ option, the non-interest bearing balance of the 25% in federal tax benefits not funded immediately may be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets.

The Company received $5.1 million, which was offset during the first quarter of 2008 against debt owed under the tax sharing agreement with Hallmark Cards, and $0 during the first quarter of 2009 under the tax sharing agreement. The Company recorded $2.8 million as a payable to Hallmark Cards affiliates during the first quarter of 2009 under the tax sharing agreement. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreement have been recorded as additions to paid-in capital in the consolidated statements of stockholders’ equity (deficit).

Services Agreement with Hallmark Cards

Hallmark Cards provides various support services to the Company under a 2003 agreement, the most recent renewal of which expires December 31, 2009.  Such services include tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management services and real estate consulting services.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards’ services were $541,000 for 2008 and are scheduled to be $428,000 for 2009. With the concurrence of Hallmark Cards, the Company deferred payment of fees for services provided through September 2008. Commencing October 2008, the Company has paid the required monthly fees, amounting to $135,000 during the three months ended December 31, 2008, and   $107,000 during the three months ended March 31, 2009.

At December 31, 2008, and March 31, 2009, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $14.8 million and $14.9 million, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. For the year ended December 31, 2008, and the three months ended March 31, 2009, related out-of-pocket expenses and third party fees were $1.1 million and $66,000, respectively.

"Hallmark Hall of Fame" Programming License Agreement

In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, Inc. to license 58 “Hallmark Hall of Fame” movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Hallmark Channel and Hallmark Movie Channel.  These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability.  This agreement makes the Hallmark Channel and Hallmark Movie Channel the exclusive home for these movies.  The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various 10 year exhibition windows.

7. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

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

On January 2, 2008, the Company and NICC signed an agreement (the “Modification Agreement”) which, among other things, immediately extinguished a right to put to the Company common stock owned by NICC.  In addition, the Modification Agreement also settled the dispute with respect to whether an obligation to pay $15.0 million upon a change in control of Crown Media Holdings expired with, or survived, the December 31, 2007 expiration of the December 2005 NICC Settlement Agreement. We agreed to pay NICC $8.3 million in three equal installments payable in 2008, 2009 and 2010.  We also agreed to provide NICC a two-hour broadcast period granted each Sunday morning during the two year period ending December 31, 2009.  The discounted value of the broadcast period, estimated to be $1.4 million, is reflected as deferred revenue as of December 31, 2007. The deferred revenue is being amortized to revenue ratably over NICC’s two-year use of the broadcast commitment.

During the three months ended March 31, 2008 and 2009, Crown Media United States paid NICC $4.9 million and $4.5 million, respectively, under the terms of the Modification Agreement mentioned above and one programming agreement.

8. Share-Based Compensation

The Company recorded $1.4 million of compensation expense and $171,000 of compensation benefit associated with the Employment and Performance restricted stock units (“RSUs”) during the three months ended March 31, 2008 and 2009, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded these RSUs at fair value during each period.

The Company issued cash settlements related to the RSUs of $3.8 million during the year ended December 31, 2008, and $724,000 during the three months ended March 31, 2009.

At December 31, 2008, the CEO’s share appreciation rights (“SARs”) were valued at $440,000 using the closing price of a share of our common stock on December 31, 2008, of $2.85. At March 31, 2009, the CEO’s SARs were valued at $210,000 using the closing price of a share of our common stock on March 31, 2009, of $2.05. The Company recorded $570,000 and $116,000 in compensation benefit related to SARs for the three months ended March 31, 2008 and 2009, respectively, on our condensed consolidated statement of operations as a component of selling, general and administrative expense.  The SARs have been recorded in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets at December 31, 2008 and March 31, 2009, respectively.

9.           Subsequent Events

Chief Executive Officer

On May 6, 2009, the Company announced that Henry Schleiff will resign from his position as President and Chief Executive Officer of the Company and as a member of the Board effective May 31, 2009 (the “Resignation Date”), and will be replaced by William Abbott, Executive Vice President, National Advertising Sales.  Mr. Abbott has also been elected as a director on the Board of Directors of the Company, effective June 1, 2009.

In connection with the foregoing, the Company has entered into a new employment agreement (“Employment Agreement”) with Mr. Abbott and has entered into a resignation agreement with Mr. Schleiff (the “Resignation Agreement”).  Prior employment agreements of Mr. Abbott and Mr. Schleiff have been terminated.

The Employment Agreement with Mr. Abbott, dated as of May 7, 2009, includes the following provisions:

•	Mr. Abbott agrees to serve as President and Chief Executive Officer commencing June 1, 2009.

•
The term of the Agreement commences May 7, 2009, and ends on December 31, 2011, provided, that the Term will automatically renew for one year periods if neither party provides notice to the other by June 30 of the last year of the Term.

•
Annual base salary will be $670,000 per year.  Mr. Abbott will be eligible to receive an annual performance bonus with a target of 60% of his then-current base salary with a potential payout range of 0-150%.  The performance bonus will be based on criteria outlined by the Company’s Compensation Committee, which criteria shall be the same as that established for the senior management team.

•	Mr. Abbott will receive a 2009 Long Term Incentive Compensation Agreement with a target of $469,000. See below for information about this and other Long Term Incentive Compensation Agreements.

•
If Mr. Abbott is terminated without cause, the Company must pay the net present value of his base salary for 12 months and a pro rata portion of his bonus, through the date job duties end, for the calendar year in which termination occurs; vested ERISA benefits; and any amounts required by the terms of his Long Term Incentive Compensation Agreement.

The Resignation Agreement with Mr. Schleiff, dated May 4, 2009, includes the following provisions:

•	The continued payment of the regular installments of Mr. Schleiff’s salary and bonus through the Resignation Date, and the continuation of benefits through the Resignation Date.

•
The payment of a lump sum amount of $2.5 million within 10 days after the Resignation Date, representing the net present value of the salary and bonus which could have been payable to Mr. Schleiff through the expiration of his employment agreement on October 2, 2010.

•	An amount equal to accrued but unused vacation/personal time will be paid within 10 days of the Resignation Date.

•
The transaction bonus provision set forth in Mr. Schleiff’s employment agreement will be effective if there is a “Change in Control” (as defined in the employment agreement) within (i) 90 days after the Resignation Date or (ii) within 180 days after the Resignation Date if a Change in Control Agreement is signed prior to the Resignation Date.

Long Term Incentive Compensation Agreements

The Company has granted Long Term Incentive Compensation Agreements (“LTI Agreements”) to vice presidents and above at the Company, which LTI Agreements were signed on May 4, 2009.  The target award under each LTI Agreements is a percentage of the employee’s base salary and range from $26,000 to $825,000 for executive officers of the Company.  Of each award, 50% is an Employment Award and 50% is a Performance Award.  The Employment Award will vest and be settled in cash on August 31, 2011, subject to earlier pro rata settlement as provided in the LTI Agreement.  The Performance Award will vest and be settled in cash 50% on December 31, 2010, and 50% on December 31, 2011, in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement.  Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2010, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Description of Business and Overview

Current Business

We own and operate the Channels. With 85.9 million subscribers (as provided by Nielsen Research) in the United States at March 31, 2009, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. For the first quarter of 2009, the Hallmark Channel finished the quarter as the 14th highest rated advertising-supported cable channel for total day ratings and the 7th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005.  Programming on the Hallmark Movie Channel consists of movies and mini-series. The Hallmark Movie Channel has generated subscriber fees and advertising revenue since 2005. As distribution continues to expand, the financial contribution of the Hallmark Movie Channel may grow, including increases in advertising and subscription revenue. The Hallmark Movie Channel is operated through Crown Media Holdings’ existing infrastructure at a small incremental cost.  In April 2008, we began distributing the Hallmark Movie Channel HD in high definition format, resulting in additional costs; however, we expect that this additional format will continue to contribute to subscriber growth for the Hallmark Movie Channel.

At March 31, 2009, the Hallmark Movie Channel was distributed to over 16.0 million subscribers, an increase of nearly 1.5 million subscribers from 14.5 million at December 31, 2008.  This increase in distribution and more advertising spots has contributed to improved Hallmark Movie Channel revenue in the first quarter of 2009 and should continue to do so throughout the remainder of the year.

Current Challenges and Developments

The Company faces numerous operating challenges. Among them are maintaining and increasing advertising sales revenue, maintaining and expanding the distribution of the Channels, broadening viewership demographics to meet our target audience, and increasing viewership ratings.

In the 2008/2009 upfront sales process, we entered agreements with major advertising firms representing approximately 51% of our advertising inventory for the last quarter of 2008 and first three quarters of 2009.  This inventory was sold at CPMs (i.e., advertising rates per thousand viewers) approximately 7% higher than the inventory sold in the 2007/2008 upfront. Advertisers with upfront contracts have an option to terminate their contracts.  During the first quarter of 2009, advertisers canceled approximately 12% of the inventory covered by such contracts, which is believed to be in line with average cancellation rates for the advertising-supported cable channels in the United States.  Previously cancellations of upfront contracts were unusual. The balance of the inventory has been and will be sold in the scatter market. Continued weakness in the economy has resulted generally in lower demand and slightly lower rates for our inventory of ad spots available for the scatter market and lower revenue from direct response advertising when compared to the first quarter of 2008.

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

We expect to experience increases in our bad debt expense during 2009 due to the economic downturn. These increases will be due to certain customers (primarily advertisers) experiencing cash flow problems in this economic environment.

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

We are considering a possible conversion of the Hallmark Channel to a high definition signal.  The cost of doing so is estimated at approximately $2.0 million to $7.0 million.  Because of our cost cutting efforts in 2009, the timing of such a conversion is uncertain at this time.

Revenue from Continuing Operations

Our revenue consists of subscriber fees and advertising fees.

Subscriber Fees

Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our Channels. Rates we receive per subscriber vary with changes in the following factors, among others:

•	the degree of competition in the market;

•	the relative position in the market of the distributor and the popularity of the channel;

•	the packaging arrangements for the channel; and

•	length of the contract term and other commercial terms.

We are in continuous negotiations with our existing distributors to increase our subscriber base in order to enhance our advertising revenue. We have been subject in the past to requests by major distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors' efforts to market our Channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees

In the past, for the most part, we have paid certain television distributors up-front subscriber acquisition fees to carry the Hallmark Channel. Subscriber acquisition fees that we pay are capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. At the time we sign a distribution agreement, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

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

Advertising

Our advertising rates are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership. Revenue is recorded net of estimated delivery shortfalls, which are usually settled by providing the advertiser additional advertising time. The remainder of the revenue is recognized as the “make-good” advertising time is delivered. Revenue from direct response advertising depends largely upon actions of viewers.

Cost of Services

Our cost of services consists primarily of the amortization of program license fees; the cost of signal distribution; and the cost of promotional segments that are aired between programs. We expect cost of services in 2009 to remain at the 2008 level or increase slightly.

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

For further information regarding our critical accounting policies, judgments and estimates, please see Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report and “Critical Accounting Policies, Judgments and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2008.

Effects of Transactions with Related and Certain Other Parties

In 2009 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a tax sharing agreement, the issuance of four promissory notes and a waiver agreement. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2008. Also, please see Notes 5, 6 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three months ended March 31, 2008 and 2009, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.
			Percent Change
	Three Months Ended March 31,		2009 vs.
	2008	2009	2008
Revenue:
Subscriber fees	$13,853	$15,295	10%
Advertising	56,423	55,294	-2%
Other revenue	288	363	26%
Total revenue	70,564	70,952	1%
Cost of Services:
Programming costs	35,405	32,215	-9%
Operating costs	3,469	4,012	16%
Total cost of services	38,874	36,227	-7%
Selling, general and administrative expense	13,893	12,564	-10%
Marketing expense	6,398	4,775	-25%
Income from operations before interest expense	11,399	17,386	53%
Interest expense	(26,114)	(24,837)	-5%
Net loss	$(14,715)	$(7,451)	-49%

Other Data:
Net cash provided by (used in) operating activities	$306	$(385)	-226%
Net cash used in investing activities	$(1,287)	$(304)	-76%
Net cash provided by financing activities	$2,053	$3,261	59%
Total domestic day household ratings (1)(3)	0.731	0.635	-13%
Total domestic primetime household ratings (2)(3)	1.193	1.160	-3%
Subscribers at period end	84,215	85,891	2%

(1) Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.
(2) Primetime is defined as 8:00 - 11:00 P.M. in the United States.
(3) These Nielsen ratings are for the time period January 1 through March 31.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2009

Revenue.  Our revenue from continuing operations, comprised primarily of subscriber fees and advertising, increased $388,000 or less than 1% in 2009 over 2008. Our subscriber fee revenue increased $1.4 million or 10%.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue declined from $664,000 for the three months ended March 31, 2008, to $651,000 in 2009. Subscriber revenue increased primarily due to contractual increases in subscriber fee rates and increases in our distribution as a result of the renewal of major distribution agreements in 2007 and 2008. We also experienced an increase in distribution because of the addition of subscribers in 2009 with some of the Company’s other distributors. Subscriber revenue growth in 2009 compared to 2008 will be limited to the effects of contractual increases in subscriber fee rates and increases, if any, in our distribution.

We understand that Charter Communications filed for bankruptcy in March 2009. There is a risk that a sale of some of the systems under bankruptcy to other distributors may result in a decline of subscriber revenue.  Charter Communications has indicated in its press releases that it has received authorization from the bankruptcy court to pay in the normal course trade creditor balances which were incurred prior to the bankruptcy filing and that Charter Communications is authorized to transact business in the ordinary course of business and as such has been paying its trade creditors in full for balances incurred after the bankruptcy filing in the normal course. See also the risk factor concerning Charter Communications in Item 1A of Part II of this Report.

The $1.1 million or 2% decrease in advertising revenue reflects nominal increases in advertising rates and an increase in the number of available general/scatter rate advertising spots, the effects of which were offset by lower delivery of committed viewership ratings and a decrease in the effectiveness of direct response advertising. In response to the lower advertising revenue, starting in the third quarter of 2008, we have reduced the amount of time allotted to on-air self-promotion and increased the time available for paid advertising. As indicated under “Current Challenges and Developments” above, we continue to experience a softening of advertising rates due to economic conditions.  Scatter rates were slightly lower in the first quarter of 2009 compared to the first quarter of 2008, and direct response advertising revenue has decreased based on lower programming rates and lower viewer responses in the first quarter of 2009 than in the first quarter of 2008.  The Company experienced ratings declines in our key demographics in the first quarter of 2009 compared to the first quarter of 2008.

For the three months ended March 31, 2009, Nielsen ranked the Hallmark Channel 14th in total day viewership with a 0.635 household rating and 7th in primetime with a 1.160 household rating among the 73 cable channels in the United States market.

Cost of services.  Cost of services as a percent of revenue decreased to 51% in 2009 as compared to 55% in 2008. This decrease results primarily from the effects of the 9% decrease in programming costs, discussed below.

Programming costs decreased $3.2 million or 9% from the three months ended March 31, 2008. During 2008, we entered into amendments to significant programming agreements which added programming and deferred certain payments for program content to periods in 2009 and beyond. These amendments also extended the windows for a number of programs under license resulting in lower amortization for these titles in the first quarter of 2009 compared to previous quarters.  During the first quarter of 2009, we also entered into amendments to some of our original programming agreements which extended the current license period to those titles and thus resulted in lower amortization in the first quarter of 2009 compared to the first quarter of 2008.

Operating costs for the three months ended March 31, 2009, increased $543,000 over 2008 primarily due the $657,000 increase in bad debt expense. The Company’s bad debt expense was $622,000 for the three months ended March 31, 2009, as compared to the Company’s negative bad debt expense of $34,000 for the three months ended March 31, 2008. The increase in bad debt expense is due to certain advertising customers experiencing cash flow problems under current economic conditions.  The Company will continue to monitor cash collections as part of determining this expense and expects that this expense may continue at higher levels in 2009 than in 2008.

Selling, general and administrative expense. Our selling, general and administrative expense decreased $1.3 million or 10%.  The Company recorded $1.4 million of compensation expense associated with RSUs during the three months ended March 31, 2008, as compared to $171,000 of compensation benefit associated with RSUs for the three months ended March 31, 2009. On March 13, 2008, the Compensation Committee determined that 100% of the first vesting of the 2006 Performance RSUs of 571,578 units vested.  On February 10, 2009, the Compensation Committee determined that the 100% of the second vesting of the 2006 Performance RSUs of 307,772 units vested.  The Company recorded $570,000 and $116,000 of compensation benefit associated with SARs for the three months ended March 31, 2008 and 2009, respectively.  The SAR liability has declined due to a lower stock price. See Note 8 to the Unaudited Condensed Consolidated Financial Statements in this Report.

Marketing expense.  Our marketing expense decreased 25%. During the three months ended March 31, 2008, we invested in two significant marketing promotions that were centered around the original movies: “The Good Witch” in January 2008 and “Bridal Fever” in February 2008. The Company had one significant marketing promotion in January 2009 centered around the original movie, “Taking a Chance on Love.” The Company also had a marketing promotion in March 2009 for the series the “Golden Girls.”  As part of our contingency cost reduction efforts, promotional and marketing efforts were reduced overall during the 2009 quarter compared to the first quarter of 2008.

Interest expense.  Interest expense for the three months ended March 31, 2009, decreased $1.3 million compared to the three months ended March 31, 2008. The principal balance of our credit facility was $71.8 million at March 31, 2008, and $32.1 million at March 31, 2009. The interest rate on our bank credit facility decreased from 3.45% at March 31, 2008, to 1.31% at March 31, 2009. Interest rates of our 2001, 2005 and 2006 notes decreased from 9.65% at March 31, 2008, to 6.42% at March 31, 2009. The benefit of this rate decrease was offset in part by a higher principal balance on the Senior Secured Note.

Liquidity and Capital Resources

During the three months ended March 31, 2008, our operating activities provided $306,000 of cash compared to cash used of $385,000 in the first quarter of 2009. The Company’s net loss for the three months ended March 31, 2009, decreased $7.2 million to $7.5 million from $14.7 million for the three months ended March 31, 2008. Our depreciation and amortization expense for the three months ended March 31, 2009, decreased $3.0 million to $33.6 million from $36.6 million in 2008.  During the first quarter of 2009, we entered into amendments to some of our original programming agreements which extended the current license period to those titles and thus resulted in lower amortization in the first quarter of 2009 compared to the first quarter of 2008. On January 5, 2009, pursuant to the Waiver Agreement, the Company paid $3.9 million for interest on the 2001, 2005 and 2006 Notes that accrued from November 16, 2008, through December 31, 2008. Additions to non-affiliate program license fee assets and corresponding license fees payable increased from $17.5 million during March 31, 2008, as compared to additions of $53.0 million during March 31, 2009.

Cash used in investing activities was $1.3 million and $304,000 for the three months ended March 31, 2008 and 2009, respectively. During the three months ended March 31, 2008 and 2009, the Company paid $1.1 million and $223,000, respectively, to the buyer of the international business (which occurred in April 2005) for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments.

Cash provided by financing activities was $2.1 million and $3.3 million for the three months ended March 31, 2008 and 2009, respectively. We borrowed $18.8 million and $12.4 million under our credit facility to supplement the cash requirements of our operating and investing activities during the three months ended March 31, 2008 and 2009, respectively. We repaid principal of $16.5 million and $8.9 million under our bank credit facility during the three months ended March 31, 2008 and 2009, respectively.

The Company experienced a decrease in cash amounts received resulting from lower revenue and lower rates of cash collections, with total cash receipts declining from $71.8 million to $69.9 million during the three months ended March 31, 2008 and 2009, respectively.

Cash Flows

Overview

Operational cash flows for 2009 are expected to differ substantially from the actual cash flows in 2008.  We anticipate that we will pay interest on our 2001, 2005 and 2006 Hallmark Notes of approximately $20.0 million to $23.0 million during 2009. Although our amortization expense has declined, based on the terms of our programming agreements, our programming cash payments will be higher in 2009 as compared to 2008. Due to potential decrease in advertising revenue caused by current economic conditions, cash receipts in 2009 may be less than in 2008.  The combination of these factors will decrease the amount of any principal repayments under our bank credit facility during 2009 as compared to 2008, but we intend to maintain our compliance with our bank and Hallmark Cards covenants.

As of March 31, 2009, the Company had $5.3 million in cash and cash equivalents on hand and $12.9 million of current borrowing capacity under the bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates.  The Company’s management anticipates that the principal uses of cash up to May 1, 2010, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and repayment of principal under the bank credit facility and interest of approximately $20.0 million to $25.0 million due under certain notes to the Hallmark Cards affiliates.

Operating activities for the year ended December 31, 2008, yielded positive cash flow while the three months ended March 31, 2009, yielded slightly negative cash flow. There can be no assurance that the Company’s operating activities will generate positive cash flow in future periods.

Another significant aspect of the Company’s liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries. Under the Amended and Restated Waiver Agreement as amended with Hallmark Cards and its affiliates (the “Waiver Agreement”), the deferred payments under such obligations are extended to May 1, 2010.

The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through March 31, 2010, when combined with (1) the deferral of any required payments on related-party debt, any 2009 tax sharing payments and related interest on the 10.25% Senior Secured Note described under the Waiver Agreement, and (2) if necessary, Hallmark Cards’ purchase of any outstanding indebtedness under the bank credit facility on March 31, 2010, as described below, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through May 1, 2010.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber and advertising revenue at or near the amount of such revenue for the year ended December 31, 2008. A significant decline in the popularity of the Channels, a further economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.  Since the second quarter of 2008, the Company has experienced a softening of advertising rates in the direct response and general rate scatter market.  The Company expects this softening to continue throughout 2009, has implemented certain cost containment measures for 2009, and has a limited number of additional, contingent cost cutting measures that could be implemented in the remainder of 2009 depending on market conditions.

In March 2009, effective April 1, 2009, the bank credit facility’s maturity date was extended to March 31, 2010, and the bank’s lending commitment was set at $45.0 million.  The Company’s ability to pay amounts outstanding on the maturity date is highly dependent upon the Company’s ability to generate sufficient, timely cash flow from operations between January 1, 2009 and March 31, 2010.  Based on the Company’s forecasts for 2009 and 2010, which assume no principal payments on notes payable to Hallmark Cards and its affiliates, the Company would have sufficient cash to repay all or most of the bank credit facility on the maturity date, if necessary.  However, there is uncertainty in the U.S. economy and the advertising market, so it is possible that the cash flow may be less than the expectations of the Company’s management.

Upon maturity of the credit facility on March 31, 2010, to the extent the facility has not been paid in full, renewed or replaced, the Company could require under the Waiver Agreement that Hallmark Cards purchase the interest of the lending bank in the facility.  In that case, Hallmark Cards would have all the obligations and rights of the lending bank under the bank credit facility and could demand payment of outstanding amounts at any time after May 1, 2010, under the terms of the Waiver Agreement.

Because of the Company’s possible inability to meet its obligations when they come due on and after May 1, 2010, the Company anticipates that prior to May 1, 2010, it will be necessary to either extend or refinance (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including restructuring of the debt if possible, refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives. If the current credit market conditions continue, a restructuring or refinancing could be difficult to achieve.

Upon maturity of the bank credit facility on March 31, 2010, if not renewed or refinanced, the Company will not have a comparable credit facility.  In that case, the Company would be solely dependent upon day-to-day operating cash receipts to meet its cash requirements.

Should there be a sustained recession in the United States, rising unemployment or continued declines in discretionary income, the Company’s revenue and margins could be significantly affected in 2009 and the future years.  The Company cannot predict whether, when or the manner in which the economic conditions will change.

Bank Credit Facility, Hallmark Notes, and Tax Sharing Agreement

For information regarding our Bank Credit Facility, Hallmark Notes and Tax Sharing Agreement, please see “Bank Credit Facility, Hallmark Notes, and Tax Sharing Agreement” of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2008. Also, please see Notes 4, 5 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

The Company will endeavor to extend or refinance the bank credit facility prior to or upon its maturity.  Any such extension or refinancing could require the continuing guaranty or other support from Hallmark Cards in regard to the bank credit facility or other steps by the Company and, thus, is not assured.  Upon maturity of the credit facility on March 31, 2010, to the extent the facility has not been paid in full, renewed or replaced, the Company could require under the Waiver Agreement that Hallmark Cards purchase the interest of the lending bank in the facility.  In that case, Hallmark Cards would have all the obligations and rights of the lending bank under the bank credit facility and could demand payment of outstanding amounts any time after May 1, 2010 under the terms of the Waiver Agreement.

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

Among the factors that could cause actual results to differ materially are those discussed in this Report below and in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and this Report. Such Risk Factors include, but are not limited to, the following:  competition for distribution of channels, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our channels; our ability to address our liquidity needs; our incurrence of losses; and our substantial indebtedness affecting our financial condition and results.

Available Information

We will make available free of charge through our website, www.hallmarkchannel.com, the 2008 Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2009, the decline of the fair value of the fixed income portfolio would not be material.

As of March 31, 2009, our cash, cash equivalents and short-term investments had a fair value of $5.3 million and were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three months ended March 31, 2009, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of March 31, 2009, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

We are exposed to market risk.

We are exposed to market risk, including changes to interest rates. To reduce the volatility relating to these exposures, we may enter into various derivative investment transactions in the near term pursuant to our investment and risk management policies and procedures in areas such as hedging and counterparty exposure practices. We have not used derivatives for speculative purposes.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $5.3 million, or less than 1% of total assets, as of March 31, 2009. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our note and interest payable to HC Crown, and our notes and interest payable to Hallmark Cards affiliates. The balance of those liabilities was $372.8 million, or 26% of total liabilities, as of March 31, 2009. Net interest expense for the three months ended March 31, 2009, was $24.8 million, 36%, of our total revenue. Our net interest expense for these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from levels as of March 31, 2009, our interest expense for the three months would change correspondingly by $933,000.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

The bankruptcy of Charter Communications could affect our revenue adversely.

Charter Communications, which accounts for approximately 5% of our subscribers, commenced a Chapter 11 bankruptcy on March 27, 2009, in order to implement a financial restructuring.  Although there is a pre-arranged plan which is subject to approval in the proceeding and which provides for acceptance of trade contracts and obligations, the bankruptcy could result in a rejection (in essence, a cancellation) of our distribution agreement with Charter Communications, thereby potentially decreasing our subscriber revenue. These effects depend on the final plan adopted in the bankruptcy proceeding of Charter Communication.  These effects also depend on whether we would be able to renegotiate a new distribution agreement with Charter Communications if the agreement is rejected or with any purchaser of Charter Communications during or after the bankruptcy and whether there are any different terms in any renegotiated agreement. If Charter Communications would be acquired by another distributor in the bankruptcy proceeding, the distribution agreement of the acquiring party may become applicable.

Item 5.  Other Information.

The Company has granted Long Term Incentive Compensation Agreements (“LTI Agreements”) to vice presidents and above at the Company, which LTI Agreements were signed on May 4, 2009.  The target award under each LTI Agreements is a percentage of the employee’s base salary and range from $26,000 to $825,000 for executive officers of the Company.  Of each award, 50% is an Employment Award and 50% is a Performance Award.  The Employment Award will vest and be settled in cash on August 31, 2011, subject to earlier pro rata settlement as provided in the LTI Agreement.  The Performance Award will vest and be settled in cash 50% on December 31, 2010, and 50% on December 31, 2011, in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement.  Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2010, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

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

3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1	Amendment 4 to Amended and Restated Waiver and Standby Purchase Agreement dated May 4, 2009, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc.
10.2*	Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 by and between Crown Media Holdings, Inc. and Employee.
31.1	Rule 13a-14(a) Certification executed by the Company's Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

_______________________________________________________________________________________________________________________________________________________________________________________________________

*Management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature	Title	Date

By: /s/ HENRY S. SCHLEIFF	Principal Executive Officer	May 7, 2009
Henry S. Schleiff

By: /s/ BRIAN C. STEWART	Principal Financial and Accounting Officer	May 7, 2009
Brian C. Stewart