Form 10-Q
period 2009-06-30
CROWN MEDIA HOLDINGS INC
filed 2009-08-06
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 3, 2009, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

TABLE OF CONTENTS

Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)
CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets – December 31, 2008 and June 30, 2009 (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
- Three and Six Months Ended June 30, 2008 and 2009
Condensed Consolidated Statements of Cash Flows (Unaudited)
- Six Months Ended June 30, 2008 and 2009
Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	Other Information

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 6	Exhibits

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	As of December 31, 2008	As of June 30, 2009

ASSETS

Cash and cash equivalents	$2,714	$6,804
Accounts receivable, less allowance for doubtful accounts of $294 and $290, respectively	66,510	65,780
Program license fees	105,936	110,587
Prepaid and other assets	11,722	11,640
Total current assets	186,882	194,811

Program license fees	214,207	213,745
Property and equipment, net	15,392	14,169
Goodwill	314,033	314,033
Prepaid and other assets	8,831	7,105
Total assets	$739,345	$743,863

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)
(continued)

	As of December 31, 2008	As of June 30, 2009

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$23,992	$17,134
Audience deficiency reserve liability	11,505	16,387
License fees payable	128,638	118,780
Payables to Hallmark Cards affiliates	14,799	21,132
Payables to National Interfaith Cable Coalition	2,849	2,693
Credit facility and interest payable	29	20,353
Notes and interest payable to Hallmark Cards affiliates	3,987	346,051
Total current liabilities	185,799	542,530

Accrued liabilities	28,857	26,072
License fees payable	112,451	117,465
Payables to National Interfaith Cable Coalition	2,504	-
Credit facility	28,570	-
Notes payable to Hallmark Cards affiliates	340,697	-
Senior secured note to HC Crown, including accrued interest	686,578	721,765
Company obligated mandatorily redeemable preferred interest	20,822	21,862
Total liabilities	1,406,278	1,429,694
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 shares issued and outstanding as of December 31, 2008 and June 30, 2009, respectively	741	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2008 and June 30, 2009, respectively	307	307
Paid-in capital	1,465,293	1,459,168
Accumulated deficit	(2,133,274)	(2,146,047)
Total stockholders' deficit	(666,933)	(685,831)
Total liabilities and stockholders' deficit	$739,345	$743,863

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenue:
Subscriber fees	$14,579	$15,860	$28,432	$31,155
Advertising	56,538	51,756	112,886	106,881
Advertising by Hallmark Cards	82	165	157	334
Other revenue	321	401	609	764
Total revenue, net	71,520	68,182	142,084	139,134
Cost of Services:
Programming costs
Affiliates	195	306	284	599
Non-affiliates	35,446	30,995	70,762	62,917
Other costs of services	3,594	4,488	7,063	8,500
Total cost of services	39,235	35,789	78,109	72,016
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	11,865	10,711	25,326	22,792
Marketing expense	2,060	842	8,458	5,617
Depreciation and amortization expense	492	484	924	967
Income from operations	17,868	20,356	29,267	37,742
Interest income	175	124	365	261
Interest expense	(23,967)	(25,802)	(50,271)	(50,776)
Net loss and comprehensive loss	$(5,924)	$(5,322)	$(20,639)	$(12,773)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,788	104,788	104,764	104,788
Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.20)	$(0.12)

                          See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,639)	$(12,773)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,583	66,248
Accretion on company obligated mandatorily redeemable preferred interest	1,198	1,040
Provision for allowance for doubtful accounts	5	893
Residuals and participations	96	-
Impairment of film asset	176	-
Stock-based compensation (benefit)	1,044	(684)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,352	(163)
Additions to program license fees	(68,093)	(67,704)
(Increase) decrease in prepaid and other assets	(13,802)	40
Decrease in accounts payable, accrued and other liabilities	(16,158)	(5,373)
Increase in interest payable	43,687	36,494
Increase (decrease) in license fees payable	13,257	(4,844)
Increase in payables to affiliates	1,293	208
Net cash provided by operating activities	16,999	13,382
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,267)	(194)
Payments to buyer of international business	(2,019)	(454)
Net cash used in investing activities	(3,286)	(648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility	18,761	18,062
Principal payments on the credit facility	(33,810)	(26,310)
Principal payments on capital lease obligations	(361)	(396)
Net cash used in financing activities	(15,410)	(8,644)
Net (decrease) increase in cash and cash equivalents	(1,697)	4,090
Cash and cash equivalents, beginning of period	1,974	2,714
Cash and cash equivalents, end of period	$277	$6,804

Supplemental disclosure of cash and non-cash activities:
Interest paid	$2,899	$11,383
Tax sharing payment from Hallmark Cards applied to note payable to Hallmark Cards	$10,150	$-
Tax sharing amount due to Hallmark Cards	$-	$6,125
Reclassification of Redeemable Common Stock to common stock and paid-in capital	$32,765	$-
Interest payable converted to principal on note payable to Hallmark Card affiliates	$24,747	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2009

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

Liquidity

As of June 30, 2009, the Company had $6.8 million in cash and cash equivalents on hand and $24.6 million of current borrowing capacity under the bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates.  The Company’s management anticipates that the principal uses of cash up to May 1, 2010, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and repayment of principal under the bank credit facility and interest of approximately $20.0 million to $25.0 million due under certain notes to the Hallmark Cards affiliates.  The amounts outstanding under the bank credit agreement and those notes are due May 1, 2010 as discussed below.

Operating activities for the year ended December 31, 2008 and the six months ended June 30, 2009, yielded positive cash flow from operations. As discussed below, there can be no assurance that the Company’s operating activities will generate positive cash flow in future periods.

Another significant aspect of the Company’s liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries. Under the Amended and Restated Waiver Agreement as amended with Hallmark Cards and its affiliates (the “Waiver Agreement”), the deferred payments under such obligations are extended to May 1, 2010.  These obligations were a total of $346.1 million at June 30, 2009.  An additional $721.8 million of principal and interest outstanding at June 30, 2009, payable to a Hallmark Cards’ affiliate in August 2011, is also subject to the Waiver Agreement until May 1, 2010.  Interest amounts related to the 10.25% note will be added to principal through February 5, 2010. The Hallmark affiliate has indicated that it will not extend the Waiver Agreement beyond May 1, 2010.

In March 2009, effective April 1, 2009, the bank credit facility’s maturity date was extended to March 31, 2010, and the bank’s lending commitment was set at $45.0 million.  The Company’s ability to pay amounts outstanding on the maturity date is highly dependent upon the Company’s ability to generate sufficient, timely cash flow from operations between June 30, 2009 and March 31, 2010.  Based on the Company’s forecasts for 2009 and 2010, which assume no principal payments on notes payable to Hallmark Cards and its affiliates, the Company would have sufficient cash to repay all or most of the bank credit facility on the maturity date, if necessary.  However, there is uncertainty regarding the advertising revenues, so it is possible that the cash flow may be less than the expectations of the Company’s management.

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

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber and advertising revenue at or near the amount of such revenue for the six months ended June 30, 2009. A significant decline in the popularity of the Channels, a further economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.  In the first half of 2009, lower viewership ratings for the Company's programming on the Hallmark Channel resulted in an increase in audience deficiency units owed to advertisers, thereby reducing revenues and cash flow.  Since the second quarter of 2008, the Company has also experienced a softening of advertising rates in the direct response and general rate scatter market because of the national recession.  Subsequent to the first quarter of 2008, the rates for the Company's advertising spots in the scatter market and direct response advertising were lower than 2007 levels.  The Company expects these market conditions to continue throughout 2009, has implemented certain cost containment measures for 2009, and has a limited number of additional, contingent cost cutting measures that can be implemented in the remainder of 2009 depending on market conditions.

Because of the Company’s current inability to meet its obligations when they come due on and after May 1, 2010, the Company anticipates that prior to May 1, 2010, it will be necessary to extend, refinance or restructure (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including restructuring of the debt if possible, refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives. If the current credit market conditions continue, a restructuring or refinancing could be difficult to achieve and if achieved could include changes to existing interest rates and other provisions within the current debt arrangements. These changes may have a negative impact on future operating results and cash flows.

As discussed in Note 6, the Hallmark Cards' affiliate has proposed a recapitalization of the Company's obligations.  There can be no assurance as to whether the proposal will be agreed to by the Company or when, if ever, a recapitalization of the Company will be consummated, and if consummated whether the terms will be the same or different than those set forth in the proposal.

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

The preparation of financial statements in accordance with generally accepted accounting principles requires the consideration of events or transactions that occur after the balance sheet date but before the financial statements are issued. Depending on the nature of the subsequent event, financial statement recognition or disclosure of the subsequent event is required.  Subsequent events have been evaluated through the time of filing of the Company’s Form 10-Q Report on August 6, 2009, which represents the date the unaudited condensed consolidated financial statements were issued.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation of income taxes and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile markets for equity, foreign currency, and energy, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Estimates of the effects future events are inherently uncertain; therefore, actual results could differ significantly from these estimates. Whenever revisions to estimates are warranted by subsequent events or changes in conditions, the effect of such revisions will be reflected in the financial statements of future periods.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $271,000 and $893,000 for the three and six months ended June 30, 2009, respectively. The Company’s bad debt expense was $40,000 and $5,000 for the three and six months ended June 30, 2008, respectively.

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

The Company does not have balance sheet items carried at fair value on a recurring basis (to which SFAS 157 applied in 2008) such as derivative financial instruments which are valued primarily based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Significant balance sheet items which are subject to non-recurring fair value measurements (to which SFAS 157 applies in 2009) consist of goodwill, and property and equipment. The adoption of SFAS 157 in 2008 had no effect on the measurement of the Company’s financial assets and liabilities. The standard has not had an impact on the determination of fair value related to non-financial assets and non-financial liabilities in the first six months of 2009.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 341,000 stock options for each of the three and six months ended June 30, 2008 and 2009, have been excluded from the calculations of earnings per share because their effect would have been antidilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of losses.

Four and five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the three months ended June 30, 2008 and 2009, and together accounted for a total of 67% and 76% of consolidated subscriber revenue during the three months ended June 30, 2008 and 2009, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for both the three months ended June 30, 2008 and 2009, respectively, and together accounted for 62% of our subscribers during both the three months ended June 30, 2008 and 2009, respectively.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the six months ended June 30, 2008 and 2009, and together accounted for a total of 78% and 76% of consolidated subscriber revenue during the six months ended June 30, 2008 and 2009, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for both the six months ended June 30, 2008 and 2009, respectively, and together accounted for 62% our subscribers during both the six months ended June 30, 2008 and 2009, respectively.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures in its financial information for the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165).   SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for the Company as of June 30, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification (SFAS 168), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company’s condensed consolidated financial statements.

3. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of June 30,
	2008	2009
	(In thousands)
Program license fees — non-affiliates	$576,779	$623,005
Program license fees — Hallmark Cards affiliates	10,967	12,068
Program license fees, at cost	587,746	635,073
Accumulated amortization	(267,603)	(310,741)
Program license fees, net	$320,143	$324,332

At December 31, 2008, and June 30, 2009, $7.6 million and $6.8 million, respectively, of program license fees were included in prepaid and other assets on the accompanying condensed consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the respective license periods.

License fees payable are comprised of the following:

	As of December 31,	As of June 30,
	2008	2009
	(In thousands)
License fees payable — non-affiliates	$231,218	$225,836
License fees payable — Hallmark Cards affiliates	9,871	10,409
Total license fees payable	241,089	236,245
Less current maturities	(128,638)	(118,780)
Long-term license fees payable	$112,451	$117,465

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

The Company had at June 30, 2009, $24.6 million of unused revolving credit capacity. The Company’s ability to borrow additional amounts under the credit facility is not limited or restricted.

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

At December 31, 2008, and June 30, 2009, the Company had outstanding borrowings under the credit facility of $28.6 million and $20.4 million, respectively, and there were no letters of credit outstanding. At December 31, 2008, the outstanding balance bore interest at the Eurodollar rate (a 2.02% weighted average rate). At June 30, 2009, the outstanding balance bore interest at the Eurodollar rate (a 2.57% weighted average rate). Interest expense on borrowings under the credit facility for each of the three months ended June 30, 2008 and 2009, was $541,000 and $182,000, respectively. Interest expense on borrowings under the credit facility for each of the six months ended June 30, 2008 and 2009, was $1.4 million and $289,000, respectively.

Covenants

The credit facility, as amended, contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants at June 30, 2009.

5. Related Party Long-Term Obligations

Waiver and Standby Purchase

On March 10, 2008, the Company, Hallmark Cards and affiliates of Hallmark Cards who hold obligations of the Company entered into an Amended and Restated Waiver and Standby Purchase Agreement, which was most recently amended in May 2009, to extend the waiver period to May 1, 2010 (the “Waiver Agreement”).  In connection with the recapitalization proposal described in Note 6, a Hallmark Cards affiliate stated that it would not further extend the waiver period. The Waiver Agreement replaced a previous version of the Waiver and Standby Purchase Agreement dated March 21, 2006 as amended through October 2007.  The Waiver Agreement defers payments (excluding interest on the 2001, 2005 and 2006 notes mentioned below) due on any of the following obligations (the “Subject Obligations”) until May 1, 2010, and interest on the 10.25% Note until August 5, 2010, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•
Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2008, and June 30, 2009, including accrued interest was $109.8 million and $110.3 million, respectively. See Note and Interest Payable to HC Crown below.)

•
$70.0 million note and interest payable to Hallmark Cards affiliate, dated as of March 21, 2006, arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2008, and June 30, 2009, including accrued interest was $62.7 million and $63.0 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•
10.25% senior secured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown.  (Total amount outstanding at December 31, 2008, and June 30, 2009, including accrued interest was $686.6 million and $721.8 million, respectively. See Senior Secured Note below.)

•
Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2008, and June 30, 2009, including accrued interest was $172.1 million and $172.8 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•
All obligations of the Company under the bank credit facility by virtue of Hallmark Cards’ deemed purchase of participations in all of the obligations under a guarantee which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to the bank credit facility.

•	Any and all amounts due and owing to Hallmark Cards pursuant to the Tax Sharing Agreement (Total amount outstanding at June 30, 2009, was $6.1 million.).

Interest will continue to accrue on these obligations during the Waiver Period.  The Waiver Agreement also contains certain covenants, including but not limited to (1) our covenant not to take any action that would prohibit us from being included as a member of Hallmark Cards consolidated federal tax group, (2) compliance with obligations in the loan documents for the bank credit facility and (3) commercially reasonable efforts to refinance the obligations subject to the Waiver Period.  Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.  There was no Excess Cash Flow for the first or second quarters of 2009. For the six months ended June 30, 2009, the Company repaid $8.2 million of principal under the credit facility and $10.4 million of interest due to Hallmark Cards affiliates, which amounts would otherwise be Excess Cash Flow. Additionally, in July 2009, the Company paid interest of $5.3 million to Hallmark Cards affiliates.

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

Also, when Hallmark Cards’ issuance of the letter of credit resulted in reductions in the interest rate and commitment fees under the credit facility, we agreed to pay and have paid an amount equal to the reductions to Hallmark Cards.  With Hallmark Cards’ guarantee issued in place of the letter of credit, commencing April 1, 2009, such fee is reduced to 0.875%, representing the 0.75% reduction in the interest rate and the 0.125% reduction in the commitment fee. These amounts reflect an increase in the credit facility rates.

Senior Secured Note

In August 2003, the Company issued a senior note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

In accordance with the Waiver Agreement, cash payments are not required until August 5, 2010 (which is the first payment date after May 1, 2010). The principal amount of the senior secured note accretes at 10.25% per annum, compounding semi-annually, to February 5, 2010.  From that date, interest at 10.25% per annum is scheduled to be payable semi-annually in arrears on the accreted value of the senior note to HC Crown on August 5 and February 5 of each year until maturity.  The note matures on August 5, 2011, and is pre-payable without penalty. At December 31, 2008, and June 30, 2009, $686.6 million and $721.8 million, respectively, of principal and interest were included in the senior note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior note provides that if there is an event of default, the accreted value and any accrued and unpaid interest on the senior note would become due and payable when there is a default with respect to any other indebtedness in excess of $5.0 million. The note purchase agreement for the senior note contains certain restrictive covenants which, among other things, prevent the Company from incurring any additional indebtedness, purchasing or otherwise acquiring shares of the Company’s stock, investing in other parties and incurring liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown.  Pursuant to the Waiver Agreement, the note is payable in full on May 1, 2010 (although the maturity date of the note is December 31, 2009). Under the Waiver Agreement, accrued interest on this 2001 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. This note is subordinate to the bank credit facility. The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 6.19% at December 31, 2008, and June 30, 2009, respectively). At December 31, 2008, and June 30, 2009, $108.6 million, is reported as note payable to Hallmark Cards affiliate and $1.3 million and $1.7 million, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying condensed consolidated balance sheet. Interest of $1.3 million was paid on January 5, 2009, interest of $1.7 million was paid on April 6, 2009, and interest of $1.7 million was paid on July 6, 2009.

Note and Interest Payable to Hallmark Cards Affiliate

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note.  The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 6.19% at December 31, 2008, and June 30, 2009, respectively). Pursuant to the Waiver Agreement, the promissory note is payable in full on May 1, 2010 (although the maturity date of the note is December 31, 2009).  Under the Waiver Agreement, accrued interest on this 2005 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2008, and June 30, 2009, $170.1 million is reported as note payable to Hallmark Cards affiliate and $2.0 million and $2.7 million, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying condensed consolidated balance sheet. Interest of $2.0 million was paid on January 5, 2009, interest of $2.7 million was paid on April 6, 2009 and interest of $2.7 million was paid on July 6, 2009.

Note and Interest Payable to Hallmark Cards Affiliate

On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note. The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 6.19% at December 31, 2008, and June 30, 2009, respectively). Pursuant to the Waiver Agreement, the promissory note is payable in full on May 1, 2010 (although the maturity date of the note is December 31, 2009). Under the Waiver Agreement, accrued interest on this 2006 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2008, and June 30, 2009, $62.0 million is reported as note payable to Hallmark Cards affiliates and $717,000 and $971,000, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying condensed consolidated balance sheet. Interest of $717,000 was paid on January 5, 2009, interest of $996,000 was paid on April 6, 2009 and interest of $971,000 was paid on July 6, 2009.

Interest Paid to HC Crown Related to the Credit Facility

Interest expense paid to HC Crown in connection with the credit facility was $322,000 for the three months ended June 30, 2008, and $850,000 for the three months ended June 30, 2009.  Interest expense paid to HC Crown in connection with the credit facility was $712,000 for the six months ended June 30, 2008, and $998,000 for the six months ended June 30, 2009.

Related Party Note Obligations

The aggregate maturities of related party notes for each of the five years subsequent to December 31, 2008, are as follows:

	Payments Due by Period
	Total	2009	2010	2011	2012	2013
	(In thousands)
Note and interest payable to HC Crown, with principal deferred until May 1, 2010	$110,280	$1,699	$108,581	$-	$-	$-
10.25 % Senior secured note to HC Crown, including accrued interest, due August 5, 2011	721,765	-	-	721,765	-	-
Note and interest payable to Hallmark Cards affiliate with principal deferred until May 1, 2010	172,771	2,662	170,109	-	-	-
Note and interest payable to Hallmark Cards affiliate with principal deferred until May 1, 2010	62,978	971	62,007	-	-	-
	$1,067,794	$5,332	$340,697	$721,765	$-	$-

6. Related Party Transactions

Recapitalization Proposal

On May 28, 2009, the Company received a proposal (the “Proposal”) from HC Crown Corp. (“HCC”), a wholly owned subsidiary of Hallmark Cards, Incorporated, regarding a recapitalization of the Company's existing indebtedness and accounts payable to HC Crown Corp. and its affiliates (“HCC Debt”) in excess of $1.05 billion. Under the Proposal, $500.0 million principal amount of HCC Debt would be restructured into new secured loans (the “New Debt”) with a maturity date of September 30, 2011 and the remaining balance of the HCC Debt would be converted into an equal amount of convertible preferred stock (the “Preferred Stock”).

As stated in the Proposal, the New Debt would have two tranches: (1) Tranche 1 of $300.0 million would be cash-pay and would bear interest at the rate of 12% per annum and the Company would have the ability to pay-in-kind up to three quarterly payments and (2) Tranche 2 of $200.0 million would be pay-in-kind at the rate of 15% per annum. The New Debt would be secured by the Company's assets.

The terms of the Preferred Stock would include (1) an aggregate liquidation preference, equal to the amount of converted HCC Debt; (2) no preferential dividend but participation in any dividends on the Common Stock on an “as if converted” basis; (3) the ability to convert into common stock at a rate equal to the liquidation preference divided initially by $1.00 per share, which permits the Company’s existing shareholders (including Hallmark) to retain 15% ownership of the Company; (4) the Company's ability to redeem the Preferred Stock at a price equal to the liquidation preference; and (5) the ability to vote together with the Common Stock on an “as if converted” basis.

As part of the Proposal, the Company’s certificate of incorporation would be amended to authorize additional shares of Preferred Stock and Common Stock in amounts sufficient for the proposed conversion of HCC Debt into Preferred Stock and the conversion of such Preferred Stock into Common Stock.  The Proposal also contemplates a merger of Hallmark Entertainment Holdings and HEIC into the Company, with the shareholders in Hallmark Entertainment Holdings and HEIC receiving Common Stock of the Company in accordance with their indirect ownership of the Company immediately prior to such mergers.  Additionally, the existing Federal Income Tax Sharing Agreement would be amended to, among other things, permit the Company to deduct both cash-pay and pay-in-kind interest due to Hallmark Cards in calculating tax-sharing payments on a prospective basis.

The HCC Debt is subject to the Waiver Agreement described above that provides, among other things, that during the Waiver Period (which is scheduled to expire on May 1, 2010), HCC will not accelerate the maturity of the HCC Debt, initiate proceedings for the collection of the HCC Debt, foreclose on the collateral security for the HCC Debt, or commence or participate in certain bankruptcy proceedings with respect to the Company. In connection with the Proposal, HCC stated that it will not further extend the expiration of the Waiver Period.  The Company's Board of Directors has formed a Special Committee comprising of A. Drue Jennings (Chairman), Herb Granath and Peter Lund that is reviewing and considering the proposed recapitalization.  In July 2009, the Special Committee announced that it has retained an independent financial advisor to aid in the Special Committee’s review of the proposed recapitalization.

There can be no assurance as to whether the Proposal will be agreed to by the Company or when, if ever, a recapitalization of the Company will be consummated, and if consummated whether the terms will be the same or different than those set forth in the Proposal.  The Proposal has been filed with the Securities and Exchange Commission by the Company in a May 28, 2009 Form 8-K Report and by Hallmark Cards in an amendment to a Schedule 13D concerning the Company.

On July 16, 2009, counsel to HCC delivered a letter (the “July 16 Letter”) to counsel to the Special Committee.  In the July 16 Letter, counsel to HCC reiterated its understanding that the Special Committee needs time to determine an appropriate response to the Proposal.  Although HCC had requested to receive a decision from the Company regarding the Proposed prior to the filing of the Company’s second quarter Form 10-Q, HCC’s counsel confirmed in the July 16 Letter that the filing date was in no way intended as a deadline.  In addition, counsel to HCC confirmed that notwithstanding HCC’s understanding that the Company is unable to obtain refinancing of the debt owed to HCC, HCC assumes that the Special Committee will explore other refinancing alternatives.

For information on the lawsuit brought in July 2009 with respect to the Proposal, see Note 11, Subsequent Events.

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

The Company received $5.1 million, which was offset during the first quarter of 2008 against debt owed under the tax sharing agreement with Hallmark Cards, and $5.1 during the second quarter of 2008 under the tax sharing agreement ($10.2 million for the six months ended June 30, 2008). The Company recorded $2.8 million as a payable to Hallmark Cards affiliates during the first quarter of 2009 under the tax sharing agreement and $3.3 million as a payable to Hallmark Cards affiliates during the second quarter of 2009 ($6.1 million for the six months ended June 30, 2009). Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreement have been recorded as paid-in capital in the consolidated statements of stockholders’ equity (deficit).

Services Agreement with Hallmark Cards

Hallmark Cards provides various support services to the Company under a 2003 agreement, the most recent renewal of which expires December 31, 2009.  Such services include tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management services and real estate consulting services.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards’ services were $541,000 for 2008 and are scheduled to be $428,000 for 2009. With the concurrence of Hallmark Cards, the Company deferred payment of fees for services provided through September 2008. Commencing October 2008, the Company has paid the required monthly fees, amounting to $135,000 during the three months ended December 31, 2008, and   $107,000 during both the three months ended March 31, and June 30, 2009, and $214,000 during the six months ended June 30, 2009.

At December 31, 2008, and June 30, 2009, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $14.8 million and $15.0 million, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. For the year ended December 31, 2008, and the six months ended June 30, 2009, related out-of-pocket expenses and third party fees were $1.1 million and $208,000, respectively.

Trademark License Agreement

Crown Media United States has a trademark license agreement with Hallmark Licensing, Inc. for use of the “Hallmark” mark for the Hallmark Channel and for the Hallmark Movie Channels.  During 2008, Hallmark Cards extended the trademark license agreements for the Hallmark Channel and the Hallmark Movie Channels to September 1, 2009. The Company is not required to pay any fees under the trademark license agreements.

The Company has accounted for the agreement pursuant to the contractual terms of the arrangement, which is royalty free.  Accordingly, no amounts have been reflected in the balance sheet or income statement of the Company.

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

During the three months ended June 30, 2008 and 2009, Crown Media United States paid NICC $1.5 million and $40,000, respectively, under the terms of the Modification Agreement mentioned above and one programming agreement. During the six months ended June 30, 2008 and 2009, Crown Media United States paid NICC $6.4 million and $4.5 million, respectively, under the terms of the Modification Agreement mentioned above and one programming agreement.

8. Share-Based Compensation

Approximately 200,000 stock options will expire in August 2009 related to the resignation of one of the Company’s executives in May 2009. Such options were fully vested at the time of resignation.

The Company recorded $328,000 and $1.7 million of compensation expense associated with the Employment and Performance restricted stock units (“RSUs”) during the three and six months ended June 30, 2008, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded $266,000 and $437,000 of compensation benefit associated with the Employment and Performance restricted stock units (“RSUs”) during the three and six months ended June 30, 2009, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded these RSUs at fair value during each period.

The Company issued cash settlements related to the RSUs of $3.8 million during the year ended December 31, 2008, and $724,000 during the six months ended June 30, 2009.

At December 31, 2008, the CEO’s share appreciation rights (“SARs”) were valued at $440,000 using the $2.85 closing price of a share of our common stock on December 31, 2008. At June 30, 2009, the CEO’s SARs were valued at $0 as the CEO resigned on May 4, 2009. The Company recorded $118,000 and $131,000 in compensation benefit related to SARs for the three months ended June 30, 2008 and 2009, respectively, on our condensed consolidated statement of operations as a component of selling, general and administrative expense.  The Company recorded $688,000 and $247,000 in compensation benefit related to SARs for the six months ended June 30, 2008 and 2009, respectively, on our condensed consolidated statement of operations as a component of selling, general and administrative expense.  The SARs have been recorded in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet at December 31, 2008.

9.  Resignation Agreement and Long Term Incentive Plan

Resignation Agreements

The individual then serving as the Company’s chief executive officer resigned May 31, 2009.  Pursuant to the resignation agreement, in June 2009 the Company paid this individual $2.5 million, an amount representing the present value of the salary and bonus that otherwise would have been paid to him from June 1, 2009 through October 2, 2010, the scheduled expiration of his employment contract.  The Company is obligated to pay this individual a transaction bonus in the event a change in control of the Company occurs on or before August 29, 2009.  The Company is also obligated to provide him office space, an assistant and payment of COBRA insurance benefits for periods that expire at various times through May 31, 2010.

The Executive Vice President of Programming resigned from his position effective May 31, 2009. The executive will receive continued payment of the regular installments of his salary through December 31, 2009 ($523,000) and his salary through May 31, 2010 in one lump sum payable on January 15, 2010 ($347,000). He will also receive a payment of a pro rated annual bonus, determined by the Company, for the 2009 calendar year for the period up to the resignation date.  Finally, he received an amount equal to accrued but unused vacation/personal time ($42,000).

Long Term Incentive Compensation Agreements

The Company has granted Long Term Incentive Compensation Agreements (“LTI Agreements”) to vice presidents and above at the Company, which LTI Agreements were signed during the second quarter of 2009.  The target award under each LTI Agreements is a percentage of the employee’s base salary and range from $26,000 to $469,000 for executive officers of the Company.  Of each award, 50% is an Employment Award and 50% is a Performance Award.  The Employment Award will vest and be settled in cash on August 31, 2011, subject to earlier pro rata settlement as provided in the LTI Agreement.  The Performance Award will vest and be settled in cash 50% on December 31, 2010, and 50% on December 31, 2011, in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2010, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

10. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008, and June 30, 2009.

	December 31, 2008		June 30, 2009
	Carrying	Significant Unobservable Inputs (Level 3) Fair	Carrying	Significant Unobservable Inputs (Level 3) Fair
	Amount	Value	Amount	Value
	(In thousands)

Senior secured note to HC Crown,
including accrued interest	$686,578	$599,683	$721,765	$709,978
Note and interest payable to HC Crown	109,837	86,544	110,280	106,151
Note and interest payable to Hallmark Cards Affiliate	62,724	49,422	62,978	60,619
Note and interest payable to Hallmark Cards Affiliate	172,077	135,584	172,771	166,302
Company obligated mandatorily redeemable
preferred interest	20,822	17,430	21,862	17,700

SFAS 157 defines fair value as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the liability, such as inherent risk, transfer restrictions, and credit risk. Level 3 is defined as inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the liability.

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

The Company estimates the fair value of its debt to Hallmark Cards affiliates on a quarterly basis, commencing June 30, 2009, using the discounted future cash flow method.

Accounts payable and receivable are carried at reasonable estimates of their fair values because of the short-term nature of these instruments. Long-term license fees payable are also considered carried at reasonable estimates of their fair value. The interest rates on the bank credit facility is variable, has a relatively short maturity period and/or resets periodically; therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates.  The credit spread in debt is fixed, but the market credit spread will fluctuate.

Estimates of the fair value of the Company’s financial instruments are presented in the tables above. As a result of recent market conditions, the Company has financial instruments for which limited or no observable market data is available. Fair value measurements for these instruments fall with Level 3 of the fair value hierarchy of SFAS 157. These fair value measurements are based primarily upon the Company’s own estimates and are often based on its current pricing policy, the current economic and competitive environment, the characteristics of the instrument, credit and interest rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in an immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

The majority of the Company’s debt has been transacted with Hallmark Cards and its affiliates.

11. Subsequent Event

Lawsuit

On July 13, 2009, a lawsuit was brought in the Delaware Court of Chancery against each member of the Board of Directors of Crown Media Holdings, Hallmark Cards and its affiliates, as well as the Company as a nominal defendant, by a minority stockholder of the Company regarding the recapitalization proposal (the “Proposal”) which the Company received from Hallmark Cards. The plaintiff is S. Muoio & Co. LLC which owns beneficially approximately 5.8% of the Company's Class A common stock, according to the complaint and filings with the Securities and Exchange Commission. The Proposal, which the Company publicly announced on May 28, 2009, provides for a recapitalization of its outstanding debt to Hallmark Cards affiliates in exchange for new debt and convertible preferred stock of the Company. The lawsuit claims to be a derivative action and a class action on behalf of the plaintiff and other minority stockholders of the Company. The lawsuit alleges, among other things, that, the defendants have breached fiduciary duties owed to the Company and minority stockholders in connection with the Proposal. The lawsuit includes allegations that if the Proposal is consummated, an unfair amount of equity would be issued to the majority stockholders, thereby reducing the minority stockholders' equity and voting interests in the Company, and that the majority stockholders would be able to eliminate the minority stockholders through a short-form merger. The complaint requests the court to enjoin the defendants from consummating the Proposal and to award plaintiff fees and expenses incurred in bringing the lawsuit.

On July 22, 2009, a Stipulation Providing for Notice of Transaction (the “Stipulation”) was filed with the Delaware Court of Chancery.  The Stipulation provided that the Company cannot consummate the transaction contemplated in the Proposal until not less than seven weeks after providing the plaintiff with a notice of the terms of the proposed transaction.  If the plaintiff moves for preliminary injunctive relief with respect to any such transaction, the parties will establish a schedule with the Court of Chancery to resolve such motion during the seven week period.  In addition, following the decision of the Court of Chancery, the Company will not consummate any transaction for a period of at least one week, during which time any party may seek an expedited appeal.  The Stipulation further provides that the plaintiff shall withdraw its motion for preliminary injunction filed on July 13, 2009 and that the action shall be stayed until the earlier of providing the notice of a transaction or an announcement by the Company that it is no longer considering a transaction.

It is not currently possible to predict the outcome of the proceeding discussed in this Note. The plaintiff does not seek damages from the Company. Legal defense costs will be expensed as incurred.

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

Description of Business and Overview

Current Business

We own and operate the Channels. With 86.2 million subscribers (as provided by Nielsen Research) in the United States at June 30, 2009, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. For the second quarter of 2009, the Hallmark Channel finished the quarter as the 16th highest rated advertising-supported cable channel for total day ratings and the 16th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research. See “Results of Operations – Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2009 – Revenue” for more information on ratings.

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

At June 30, 2009, the Hallmark Movie Channel was distributed to over 18.1 million subscribers, an increase of nearly 3.6 million subscribers from 14.5 million at December 31, 2008.  This increase in distribution and a greater number of advertising spots has contributed to improved Hallmark Movie Channel revenue in the first six months of 2009 and should continue to do so throughout the remainder of the year.

Current Challenges and Developments

The Company faces numerous operating challenges. Among them are maintaining and increasing advertising revenue, maintaining and expanding the distribution of the Channels, broadening viewership demographics to meet our target audience, and increasing viewership ratings.

In the 2008/2009 upfront sales process, we entered agreements with major advertising firms representing approximately 51% of our advertising inventory for the last quarter of 2008 and first three quarters of 2009.  This inventory was sold at CPMs (i.e., advertising rates per thousand viewers) approximately 7% higher than the inventory sold in the 2007/2008 upfront.  Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. During the second quarter of 2009 and the first six months of 2009, advertisers canceled approximately 19% and 13% of the inventory covered by such contracts.  In prior years, cancellations of upfront contracts were unusual.  The Company intends to sell the balance of the inventory in the scatter market. Continued weakness in the economy has resulted generally in lower demand and lower rates for our inventory of ad spots available for the scatter market and lower revenue from direct response advertising when compared to the second quarter of 2008 and the first half of 2008. Advertising revenues have also decreased because of lower viewer ratings as a result of recent changes in the program scheduling of the Hallmark Channel.

While we had sold approximately 51% of our advertising inventory in the 2008-2009 upfront market (consistent with volumes sold in previous years) at rates that were an increase over the previous years upfront advertising sales rates, the remaining advertising sales (scatter and direct response) are made closer to the timing of the actual advertisement.  We have historically seen significant increases in rates on these remaining advertising sales over the rates obtained from our upfront sales.   Subsequent to the first quarter of 2008, the advertising rates for the scatter and direct response advertising decreased from 2007 levels, although still at levels in excess of our current upfront sales rates.  Accordingly for this period, while we still saw increases in rates on that portion of our advertising sales from the upfront, this was offset by decreases in rates on the remaining advertising inventory related to scatter and direct response sales.

The Company is currently engaged in negotiations with advertisers for the 2009-2010 upfront season.  The economic environment has created a more prolonged upfront season.

Distribution agreements are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. The long-term distribution challenge is renewing our distribution arrangements with the multiple system operators as they expire on favorable terms. Our major distribution agreements have terms which expire at various times from December 31, 2009, through, with options to renew, December 2023. Agreements representing approximately 12% of our total Hallmark Channel subscriber base expire by December 31, 2009, and agreements representing approximately 16% of our agreements expire between the dates of this Report and December 31, 2010.

Domestic telephone companies have entered the business of distributing television channels to households through their wire-lines. We have agreements with several telephone companies and cooperatives of telephone companies, which permit the carriage of the Hallmark Channel, the Hallmark Movie Channel and Hallmark Movie Channel HD, and are negotiating with others.

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

We plan to offer a high definition version of the Hallmark Channel in the near future.  The cost of doing so is estimated at approximately $2.0 million to $7.0 million.  Because of our cost cutting efforts in 2009, the timing of such an offering has been deferred until 2010.

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

In the past, we generally paid certain television distributors up-front subscriber acquisition fees to carry the Hallmark Channel. Subscriber acquisition fees that we pay are capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. At the time we sign a distribution agreement, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

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

Advertising

Historically, revenue from advertising aired on our channels has contributed more than 75% of our total annual revenue.  We earn advertising revenue in the form of spot or general rate advertising, direct response advertising and paid-programming (i.e., “infomercials”).  Spot advertisements and direct response advertisements are generally 30 seconds long and are aired during or between licensed program content.  Spot advertisements are priced at a rate per thousand viewers and almost always bear the Company’s commitment to deliver a specified number of viewers.  Our revenue from direct response advertising varies in proportion to the direct sales achieved by the advertiser.  It is sold without ratings or product sales commitments.  Paid-programming is sold at fixed rates for 30 minute blocks of time, typically airing in the early morning hours.  It requires no licensed program content.  Our advertising revenue is affected by the mix of these forms of advertising.

Our rates for spot advertisements are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership. Revenue is recorded net of estimated delivery shortfalls (“audience deficiency units” or “ADUs”), which are usually settled by providing the advertiser additional advertising time. The remainder of the revenue is recognized as the “make-good” advertising time is delivered. Revenue from direct response advertising depends largely upon actions of viewers.

Whenever spot advertising is aired in programs that do not achieve promised viewership ratings, we issue ADUs which provide the advertiser with additional spots at no additional cost.  We defer a pro rata amount of advertising revenue and recognize a like amount as a liability.  When the make-good spots are subsequently aired, revenue is recognized and the liability is reduced.  The level of inventory that is utilized for ADUs varies over time and is influenced by prior fluctuations in our under-delivery, if any, of viewers against promised ratings as well as the rate at which our advertisers choose to utilize the ADUs.

Our channels are broadcast 24 hours per day.  The revenue contribution of Hallmark Movie Channel has been small relative to that of Hallmark Channel.  The Hallmark Movie Channel has not been the subject of ratings measurement by Nielsen Media Research.

Our advertising inventory comprises the commercial load or advertising capacity of the program hours in which we intend to broadcast licensed program content.  The volume of inventory that we have available for sale is determined by the number of our channels (i.e., two), our chosen commercial load per hour and the number of broadcast hours in which we air licensed program content.  Sales of advertising inventory are decreased by our need to reserve inventory for the use of ADUs.

Cost of Services

Our cost of services consists primarily of the amortization of program license fees; the cost of signal distribution; and the cost of promotional segments that are aired between programs. We expect cost of services in 2009 to increase as compared to 2008 due to increased bad debt expense and severance expense.

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

Goodwill

The following discussion regarding Fair Value Measurements of our Non-Financial Instruments is intended to supplement our critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2008.

At December 31, 2008, the Company had a stockholders’ deficit of $666.9 million and a goodwill asset of $314.0 million. All of our goodwill relates to our domestic channel operations segment within Crown Media United States, which is also our only reporting unit. The Company’s market capitalization exceeds the negative carrying value of the reporting unit.

We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets as of November 30 in accordance with the provisions of Statement of Financial Accounting Standards No. 142. We estimate the fair value of our reporting unit for the Step 1 Test using a discounted cash flow analysis. The cash flow projections (the "2008 Cash Flow Projections") used in our analysis were prepared by management and represent management's estimate of the future cash flows to be generated by operations during 2009 through 2013 (Years 1-5). For the 5 years ended December 31, 2008, revenue grew at an annual growth rate of approximately 19.5%. Our gross margin increased over the same time period from a negative 28.7% to a positive 18.5%. Given the downturn in the economy in 2008, management determined that it was prudent to adjust the growth rates used in the 2008 Cash Flow Projections. Therefore, the 2008 Cash Flow Projections include growth rates which are lower than historical growth rates and lower than the growth rates used in our 2007 cash flow projections. The growth rates used in the 2008 Cash Flow Projections are considered by management to be appropriate and reflect the current state of the economy. The 2008 Cash Flow Projections include many assumptions, including assumptions regarding the timing of an economic recovery and the impact of any such recovery on operations. In this regard, the 2008 Cash Flow Projections are based on the economy stabilizing and growing modestly in the second half of 2009 and through 2010 and that the economy is somewhat more normalized in the years beyond 2010.

The projected cash flows were discounted using a blended discount rate of 13.7%, which represents an estimate of the weighted average cost of capital. The weighted average cost of capital incorporates risk premiums that reflect the current economic environment. Such discount rate is higher than the rate used in prior years due to changes in the marketplace for credit and risk premiums. Terminal growth rates  (the approximation of ongoing growth rates) after Year 5 consider the above noted factors for the initial five years forecasted cash flows and forecasted CPI increases.

We also used a market approach to validate the fair value determined by our discounted cash flow analysis. In our market approach, we identified publicly traded companies whose business and financial risks are comparable to ours. We then compared the market values of those companies to our calculated value. We also identified recent sales of companies in lines of business similar to ours and compared the sales prices in those transactions to the calculated value of ours. The range of values determined in our market approach corroborated the value calculated in our discounted cash flow analysis.

We also reconcile the estimated fair value of our reporting unit to our market capitalization.  As long as we continue to have a stockholders’ deficit and only one reporting unit, we believe it is unlikely we would have a goodwill impairment.  However, ignoring that our positive market capitalization exceeds our shareholders’ deficit, we have discussed below the sensitivity of our discounted cash flow analysis.

The estimated fair value determined in our Step 1 Test was in excess of the reporting unit’s carrying value, and accordingly no Step 2 Test was performed and no impairment charge was recorded. We note that if our fair value estimate was 60% lower, we would still not have triggered a Step 1 failure and no impairment charge would be taken.

The foregoing impairment test requires a high degree of judgment with respect to estimates of future cash flows and discount rates as well as other assumptions. Therefore, any value ultimately derived may differ from our estimate of fair value. Further, if the environment continues to experience recessionary pressures for an extended period of time, our cash flow projections will need to be revised downward and we could have impairment charges in the future. In this regard, we estimate that if we were to use a compound annual growth rate for revenue that is approximately 40% to 60% lower than the rate currently used in the 2008 Cash Flow Projections and that we achieved the margins assumed in the 2008 Cash Flow Projections, we could in the future fail the Step 1 Test and would be required to perform the Step 2 Test to measure any impairment of goodwill.

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

For information on a recapitalization proposal received in May 2009 from a Hallmark Cards affiliate, see Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three and six months ended June 30, 2008 and 2009, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percent Change			Percent Change
	Three Months Ended June 30,		2009 vs.	Six Months Ended June 30,		2009 vs.
	2008	2009	2008	2008	2009	2008
Revenue:
Subscriber fees	$14,579	$15,860	9%	$28,432	$31,155	10%
Advertising	56,620	51,921	-8%	113,043	107,215	-5%
Other revenue	321	401	25%	609	764	25%
Total revenue	71,520	68,182	-5%	142,084	139,134	-2%
Cost of Services:
Programming costs	35,641	31,301	-12%	71,046	63,516	-11%
Operating costs	3,594	4,488	25%	7,063	8,500	20%
Total cost of services	39,235	35,789	-9%	78,109	72,016	-8%
Selling, general and administrative expense	12,357	11,195	-9%	26,250	23,759	-9%
Marketing expense	2,060	842	-59%	8,458	5,617	-34%
Income from operations
before interest expense	17,868	20,356	14%	29,267	37,742	29%
Interest expense	(23,792)	(25,678)	8%	(49,906)	(50,515)	1%
Net loss	$(5,924)	$(5,322)	-10%	$(20,639)	$(12,773)	-38%

Other Data:
Net cash provided by operating activities	$16,693	$13,767	-18%	$16,999	$13,382	-21%
Net cash used in investing activities	$(1,999)	$(344)	-83%	$(3,286)	$(648)	-80%
Net cash used in financing activities	$(17,463)	$(11,905)	-32%	$(15,410)	$(8,644)	-44%
Total domestic day household ratings (1)(3)	0.678	0.541	-20%	0.705	0.588	-17%
Total domestic primetime household ratings (2)(3)	1.076	0.871	-19%	1.135	1.016	-10%
Subscribers at period end	83,247	86,228	4%	83,247	86,228	4%

(1) Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.
(2) Primetime is defined as 8:00 - 11:00 P.M. in the United States.
(3) These Nielsen ratings are for the time period April 1 through June 30 and January 1 through June 30, respectively.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2009

Revenue.  Our revenue from continuing operations, comprised primarily of subscriber fees and advertising, decreased $3.3 million or 5% in 2009 over 2008. Our subscriber fee revenue increased $1.3 million or 9%.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue declined from $676,000 for the three months ended June 30, 2008, to $651,000 in 2009. Subscriber revenue increased primarily due to an increase in distribution because of the addition of subscribers in 2009 with some of the Company’s distributors. Subscriber revenue growth in 2009 compared to 2008 will be limited to the effects of increases, if any, in our distribution.

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

The $4.7 million or 8% decrease in advertising revenue is primarily due to declines in viewer ratings across demographic categories in the second quarter of 2009 compared to the second quarter of 2008.  As a result, our liability for audience deficiency units increased by approximately $3.0 million for the second quarter of 2009, thereby decreasing advertising revenues, when compared to the same period in 2008.  A number of  changes to our program schedule were implemented in second quarter of 2009, including the replacement of programs that had appeared in the schedule for a number of years, as well as a shift in scheduling strategy to more specifically target the demographic group of women 25-54.  This strategy included the placement of television series in certain timeslots, instead of movies or original productions. These changes have caused a temporary disruption to established viewing patterns of our audience resulting in declines in household ratings, but over time are intended to increase our delivery of viewers in this target demographic category. At this time, we expect advertising revenue to improve marginally in the fourth quarter of 2009, consistent with our historically strong ratings during the Holiday season.

The decrease in advertising revenue also reflects lower scatter rates in the second quarter of 2009 compared to the second quarter of 2008, and lower direct response advertising revenue based on lower programming rates and lower viewer responses in the second quarter of 2009 than in the second quarter of 2008.  An offsetting factor was an increase in the number of available general/scatter rate advertising spots.  In response to the lower advertising revenue, starting in the third quarter of 2008, we reduced the amount of time allotted to on-air, self-promotion and increased the time available for paid advertising.  As indicated under “Current Challenges and Developments” above, we continue to experience a softening of advertising rates due to economic conditions.

For the three months ended June 30, 2009, Nielsen ranked the Hallmark Channel 16th in total day viewership with a 0.541 household rating and 16th in primetime with a 0.871 household rating among the 76 cable channels in the United States market.  We believe that these ratings declines are due primarily to the changes to our programming schedule described above.

Cost of services.  Cost of services as a percent of revenue decreased to 52% in 2009 as compared to 55% in 2008. This decrease results primarily from the effects of the 12% decrease in programming costs, discussed below, offset in part by the 8% decrease in advertising revenue discussed above.

Programming costs decreased $4.3 million or 12% from the three months ended June 30, 2008. In the second and third quarters of 2008, we entered into agreements to amend significant programming agreements which added programs and deferred certain payments for programming content to periods beyond 2008. Some of the agreements resulted in the extension of related program licenses to cover slightly longer periods of availability, the deferral of expected delivery of certain programming and the deferral of certain payments primarily from 2008 until 2009. Upon the amendment of the agreements, we have prospectively changed the amortization of program license fees for any changes in the period of expected usage and/or changes in license fees.  The effects of these amendments on 2008 amortization were not significant. Additionally, we returned our exclusivity rights to one title, which resulted in a lower asset and liability balance.  During the first quarter of 2009, we also entered into amendments to some of our original programming agreements which extended the current license period to those titles and thus resulted in lower amortization in the second quarter of 2009 compared to the second quarter of 2008.

Operating costs for the three months ended June 30, 2009, increased $894,000 over 2008 primarily due to the $912,000 of severance expense recorded in May 2009 related to one executive’s resignation. The Company’s bad debt expense was $271,000 for the three months ended June 30, 2009, compared to $40,000 for the three months ended June 30, 2008.  The increase in bad debt expense is due to certain advertising customers experiencing cash flow problems under current economic conditions.  The Company will continue to monitor cash collections as part of estimating this expense and expects that this expense may continue at higher levels in 2009 than in 2008.

Selling, general and administrative expense. Our selling, general and administrative expense decreased $1.2 million or 9%.  The Company recorded $2.5 million of severance expense associated with the resignation of its President in May 2009. The increase in severance expense was offset by decreases in the bonus, commission, research and RSU related expenses. Bonus expense decreased $1.3 million quarter over quarter. Commission and research expenses each decreased by approximately $600,000 quarter over quarter. Additionally, the Company recorded $328,000 of compensation expense associated with RSUs during the three months ended June 30, 2008, as compared to $266,000 of compensation benefit associated with RSUs for the three months ended June 30, 2009. See Note 8 to the Unaudited Condensed Consolidated Financial Statements in this Report.

Marketing expense.  Our marketing expense decreased 59%. As part of our contingency cost reduction efforts, promotional and marketing efforts were reduced overall during the 2009 quarter compared to the second quarter of 2008.

Interest expense.  Interest expense for the three months ended June 30, 2009, increased $1.9 million compared to the three months ended June 30, 2008. On April 14, 2008, a note payable with a Hallmark Cards’ affiliate was credited $1.5 million, which represented the Company’s share of an IRS interest refund that Hallmark Cards received and reduced interest expense in the second quarter of 2008. This refund of interest reduced the balance of the note. The principal balance of our credit facility was $54.5 million at June 30, 2008, and $20.3 million at June 30, 2009. The interest rate on our bank credit facility decreased from 3.23% at June 30, 2008, to 2.56% at June 30, 2009. Interest rates of our 2001, 2005 and 2006 notes decreased from 7.68% at June 30, 2008, to 6.19% at June 30, 2009. The benefit of these rate decreases was offset in part by a higher principal balance on the Senior Secured Note.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2009

Revenue.  Our revenue from continuing operations, comprised primarily of subscriber and advertising fees, decreased $3.0 million or 2% in 2009 over 2008. Our subscriber fee revenue increased $2.7 million or 10%.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $1.3 million for both the six months ended June 30, 2008 and 2009, respectively. The reasons for the increase in subscriber fees in the six months ended June 30, 2009 was the same as those stated above for subscriber fee revenue for the three months ended June 30, 2009.

The $5.8 million or 5% decrease in advertising revenue is primarily due to declines in viewer ratings across demographic categories for the first six months of 2009 compared 2008.  As a result, our liability for audience deficiency units increased by approximately $5.1 million for the first half of 2009, thereby decreasing advertising revenues, when compared to the same period in 2008.  Please see the discussion above of the decrease in advertising revenue for the three months ended June 30, 2009 for additional information on the ratings. The decrease in advertising revenue also reflects lower scatter rates and direct response advertising revenue during the first six months of 2009 compared to 2008 because of the effects of the national recession on the advertising market.

For the six months ended June 30, 2009, Nielsen ranked the Hallmark Channel 14th in total day viewership with a 0.588 household rating and 9th in primetime with a 1.016 household rating among the 76 cable channels in the United States market. These ratings declined due to recent changes to our programming schedule.

Cost of services.  Cost of services as a percent of revenue decreased to 52% in 2009 as compared to 55% in 2008. This decrease results primarily from the effects of the 11% decrease in programming costs, discussed below, offset in part by the 5% decrease in advertising revenue discussed above.

Programming costs decreased $7.5 million or 11% from the six months ended June 30, 2008. See the discussion of programming costs for the three months ended June 30, 2009 above as to the primary reason for this decrease.

Operating costs for the six months ended June 30, 2009, increased $1.4 million over 2008 primarily due to the $888,000 increase in bad debt expense and the $912,000 of severance expense recorded in May 2009 related to one executive’s resignation. The Company’s bad debt expense was $893,000 for the six months ended June 30, 2009, as compared to $5,000 for the six months ended June 30, 2008. See the discussion above on the bad debt expense for the second quarter of 2009 for additional information.

Selling, general and administrative expense. Our selling, general and administrative expense decreased $2.5 million or 9%.  The Company recorded $2.5 million of severance expense associated with the resignation of its President on May 31, 2009. The increase in severance expense was offset by decreases in the travel, communication, research and RSU related expenses. Research expense decreased by approximately $604,000 due to the execution of a new contract in the second quarter of 2009. Travel and communication events related expenses each decreased approximately $500,000 period over period. Additionally, the Company recorded $1.7 million of compensation expense associated with RSUs during the six months ended June 30, 2008, as compared to $437,000 of compensation benefit associated with RSUs for the six months ended June 30, 2009. On March 13, 2008, the Compensation Committee determined that 100% of the first vesting of the 2006 Performance RSUs of 571,578 units vested.  On February 10, 2009, the Compensation Committee determined that the 100% of the second vesting of the 2006 Performance RSUs of 307,772 units vested.  See Note 8 to the Unaudited Condensed Consolidated Financial Statements in this Report.

Marketing expense.  Our marketing expense decreased 34%. The Company had two marketing promotions in the first half of 2008: “The Good Witch” in January 2008 and “Bridal Fever” in February 2008. The Company had one significant marketing promotion in January 2009 centered around the original movie, “Taking a Chance on Love.” As part of our contingency cost reduction efforts, promotional and marketing efforts were reduced overall during the 2009 compared to 2008.

Interest expense.  Interest expense for the six months ended June 30, 2009, increased $609,000 compared to the six months ended June 30, 2008. On April 14, 2008, a note payable with a Hallmark Cards’ affiliate was credited $1.5 million, which represented the Company’s share of an IRS interest refund that Hallmark Cards received. This refund of interest reduced the balance of the note. The principal balance of our credit facility was $54.5 million at June 30, 2008, and $20.3 million at June 30, 2009. The interest rate on our bank credit facility decreased from 3.23% at June 30, 2008, to 2.56% at June 30, 2009. Interest rates of our 2001, 2005 and 2006 notes decreased from 7.68% at June 30, 2008, to 6.19% at June 30, 2009. The benefit of this rate decrease was offset in part by a higher principal balance on the Senior Secured Note.

Liquidity and Capital Resources

During the six months ended June 30, 2008, our operating activities provided $17.0 million of cash compared to $13.4 million in 2009. The Company’s net loss for the six months ended June 30, 2009, decreased $7.8 million to $12.8 million from $20.6 million for the six months ended June 30, 2008. Our depreciation and amortization expense for the six months ended June 30, 2009, decreased $7.3 million to $66.3 million from $73.6 million in 2008.  Due to contract amendments mentioned above under programming costs, we reduced programming amortization expense.  Pursuant to the Waiver Agreement, the Company paid $9.4 million for interest on the 2001, 2005 and 2006 Notes that accrued from November 16, 2008, through March 31, 2009.

Cash used in investing activities was $3.3 million and $648,000 for the six months ended June 30, 2008 and 2009, respectively. During the six months ended June 30, 2008 and 2009, the Company paid $2.0 million and $454,000, respectively, to the buyer of the international business (sold in April 2005) for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments.

Cash used in financing activities was $15.4 million and $8.6 million for the six months ended June 30, 2008 and 2009, respectively. We borrowed $18.8 million and $18.1 million under our credit facility to supplement the cash requirements of our operating and investing activities during the six months ended June 30, 2008 and 2009, respectively. We repaid principal of $33.8 million and $26.3 million under our bank credit facility during the six months ended June 30, 2008 and 2009, respectively.

Cash Flows

As of June 30, 2009, the Company had $6.8 million in cash and cash equivalents on hand and $24.6 million of current borrowing capacity under the bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates.  The Company’s management anticipates that the principal uses of cash up to May 1, 2010, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and repayment of principal under the bank credit facility and interest of approximately $20.0 million to $25.0 million due under certain notes to the Hallmark Cards affiliates.  The amounts outstanding under the bank credit agreement and those notes are due May 1, 2010 as discussed below.

Operating activities for the year ended December 31, 2008 and the six months ended June 30, 2009, yielded positive cash flow from operations. As discussed below, there can be no assurance that the Company’s operating activities will generate positive cash flow in future periods.

Another significant aspect of the Company’s liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries. Under the Amended and Restated Waiver Agreement as amended with Hallmark Cards and its affiliates (the “Waiver Agreement”), the deferred payments under such obligations are extended to May 1, 2010.  These obligations were a total of $346.1 million at June 30, 2009.  An additional $721.8 million of principal and interest outstanding at June 30, 2009, payable to a Hallmark Cards’ affiliate in August 2011, is also subject to the Waiver Agreement until May 1, 2010.  Interest amounts related to the 10.25% note will be added to principal through February 5, 2010. The Hallmark affiliate has indicated that it will not extend the Waiver Agreement beyond May 1, 2010.

In March 2009, effective April 1, 2009, the bank credit facility’s maturity date was extended to March 31, 2010, and the bank’s lending commitment was set at $45.0 million.  The Company’s ability to pay amounts outstanding on the maturity date is highly dependent upon the Company’s ability to generate sufficient, timely cash flow from operations between June 30, 2009 and March 31, 2010.  Based on the Company’s forecasts for 2009 and 2010, which assume no principal payments on notes payable to Hallmark Cards and its affiliates, the Company would have sufficient cash to repay all or most of the bank credit facility on the maturity date, if necessary.  However, there is uncertainty regarding the advertising revenues, so it is possible that the cash flow may be less than the expectations of the Company’s management.

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

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber and advertising revenue at or near the amount of such revenue for the six months ended June 30, 2009. A significant decline in the popularity of the Channels, a further economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.  In the first half of 2009, lower viewership ratings for the Company's programming on the Hallmark Channel resulted in an increase in audience deficiency units owed to advertisers, thereby reducing revenues and cash flow.  Since the second quarter of 2008, the Company has also experienced a softening of advertising rates in the direct response and general rate scatter market because of the national recession.  Subsequent to the first quarter of 2008, the rates for the Company's advertising spots in the scatter market and direct response advertising were lower than 2007 levels.  The Company expects these market conditions to continue throughout 2009, has implemented certain cost containment measures for 2009, and has a limited number of additional, contingent cost cutting measures that can be implemented in the remainder of 2009 depending on market conditions.

Because of the Company’s current inability to meet its obligations when they come due on and after May 1, 2010, the Company anticipates that prior to May 1, 2010, it will be necessary to extend, refinance or restructure (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including restructuring of the debt if possible, refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives. If the current credit market conditions continue, a restructuring or refinancing could be difficult to achieve and if achieved could include changes to existing interest rates and other provisions within the current debt arrangements. These changes may have a negative impact on future operating results and cash flows.

As discussed in Note 6, the Hallmark Cards' affiliate has proposed a recapitalization of the Company's obligations.  There can be no assurance as to whether the proposal will be agreed to by the Company or when, if ever, a recapitalization of the Company will be consummated, and if consummated whether the terms will be the same or different than those set forth in the proposal.

Risk Factors and Forward-Looking Statements

The discussion set forth in this Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings management, as of the date of this Form 10-Q including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as "expects," "anticipates," "believes," or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings' actual results, levels of activity, performance, or achievements could differ materially from those anticipated by such forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2009, the decline of the fair value of the fixed income portfolio would not be material.

As of June 30, 2009, our cash, cash equivalents and short-term investments had a fair value of $6.8 million and were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three and six months ended June 30, 2009, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of June 30, 2009, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $6.8 million, or less than 1% of total assets, as of June 30, 2009. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our note and interest payable to HC Crown, and our notes and interest payable to Hallmark Cards affiliates. The balance of those liabilities was $366.4 million, or 26% of total liabilities, as of June 30, 2009. Net interest expense for the three months ended June 30, 2009, was $25.7 million, 38%, of our total revenue. Net interest expense for the six months ended June 30, 2009, was $50.5 million, 36%, of our total revenue.  Our net interest expense for these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from the rates discussed in Notes 4 and 5 to the financial statements as of June 30, 2009, our interest expense for the three and six months would change by $929,000 and $1.9 million, respectively. See Notes 4 and 5.

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

b.  b.           Chandes in Internal Control over Financial Reportingy this Quarterly Rport on Form 10-Q because we have not yet completed theChanges in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding a lawsuit concerning a recapitalization proposal made in May 2009 by a Hallmark Cards affiliate, please see Note 11 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Item 1A.  Risk Factors

Our liquidity is dependent on external funds.

Although in the 2008 year and the first half of 2009, we generated positive cash flow from operations, unanticipated significant expense or any developments that hamper our growth in revenue or decreases any of our revenue, may result in the need for additional external funds in order to continue operations.  We have no arrangements for any such additional external financings, whether debt or equity, and are not certain whether any new external financing would be available on acceptable terms.  Any new debt financing would require the cooperation and agreement of existing lenders.

Further, as discussed in this report under “Liquidity and Capital Resources” below, we need to (1) extend, refinance or replace our credit facility on or prior to March 31, 2010, or to extend or replace borrowings from Hallmark Cards by May 1, 2010, that would result from Hallmark Cards' purchasing the loans under that facility, and (2) extend or refinance outstanding notes payables to Hallmark Cards and its subsidiaries on or prior to May 1, 2010, for three obligations and August 2011 in the case of the 10.25% Note, as described in this Report.

Upon maturity of the credit facility on March 31, 2010, if not paid in full, JP Morgan Chase Bank can elect to initiate a process to foreclose on the Company's assets.  Such foreclosure proceedings would affect our ability to continue our operations.  Prior to any such possible foreclosure proceedings, however, the Company would consider various alternatives.  The Company could also cause Hallmark Cards, pursuant to the terms of the waiver and standby purchase agreement, to exercise its option to purchase the Bank’s interest in the credit facility and the bank credit facility would then be payable to Hallmark Cards upon demand after May 1, 2010.

Because of our current inability to meet obligations when they become due on and after May 1, 2010, we anticipate that prior to May 1, 2010, it will be necessary to either extend or refinance the notes payable to affiliates of Hallmark Cards or to enter into a recapitalization transaction involving Hallmark Cards affiliates.  See the discussion of the recapitalization proposal made by a Hallmark Cards affiliate in Note 6 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.  A Hallmark Cards affiliate has indicated that it will not extend the due dates beyond May 1, 2010.  As part of the combination of actions and in order to obtain additional funding, the Company may consider various alternatives including restructuring of the debt if possible, raising additional capital through the issuance of equity or debt securities or other strategic alternatives.

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

In the second quarter of 2009, we experienced declines in viewer ratings across demographic categories, compared to the second quarter of 2008.  As a result, audience deficiency units increased, thereby directly decreasing advertising revenues.  A number of changes to our program schedule were implemented in the second quarter of 2009, including the replacement of programs that had appeared in the schedule for a number of years, as well as a shift in scheduling strategy to more specifically target the demographic group of women 25-54.  These changes have caused a temporary disruption to established viewing patterns for our audience resulting in declines in household ratings but over time are intended to increase our delivery of viewers in the women 25-54 demographic category.  We must successfully implement the program rescheduling with an increase in ratings, which is uncertain, or otherwise address the decrease in ratings in order to maintain or increase our advertising revenues, to maintain subscriber fees and to maintain or improve our cash flow from operations.

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
10.1*
Employment Agreement dated as of May 7, 2009 between the Company and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009 and incorporated herein by reference).

10.2*
Resignation Agreement dated May 4, 2009 between the Company and Henry Schleiff (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 6, 2009 and incorporated herein by reference).

10.3*
Resignation Agreement dated May 19, 2009 between the Company and David Kenin (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2009 and incorporated herein by reference).

10.4*
Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 between the Company and employee (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification executed by the Company's Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

__________

*Management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature	Title	Date

By: /s/ WILLIAM J. ABBOTT	Principal Executive Officer	August 6, 2009
William J. Abbott

By: /s/ BRIAN C. STEWART	Principal Financial and	August 6, 2009
Brian C. Stewart	Accounting Officer