Form 10-Q
period 2009-09-30
CROWN MEDIA HOLDINGS INC
filed 2009-11-05
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
if Changed Since Last Report.)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ X ]

Non-accelerated filer (do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 3, 2009, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

TABLE OF CONTENTS

Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited)
CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets – December 31, 2008 and September 30, 2009 (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
- Three and Nine Months Ended September 30, 2008 and 2009
Condensed Consolidated Statements of Cash Flows (Unaudited)
- Nine Months Ended September 30, 2008 and 2009
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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	As of December 31, 2008	As of September 30, 2009

ASSETS

Cash and cash equivalents	$2,714	$8,359
Accounts receivable, less allowance for doubtful accounts of $294 and $322, respectively	66,510	57,488
Program license fees	105,936	110,051
Prepaid and other assets	11,722	6,821
Total current assets	186,882	182,719

Program license fees	214,207	194,726
Property and equipment, net	15,392	13,689
Goodwill	314,033	314,033
Prepaid and other assets	8,831	6,106
Total assets	$739,345	$711,273

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)
(continued)

	As of December 31, 2008	As of September 30, 2009

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$23,992	$15,728
Audience deficiency reserve liability	11,505	17,281
License fees payable	128,638	113,108
Payables to Hallmark Cards affiliates	14,799	19,970
Payables to National Interfaith Cable Coalition	2,849	2,727
Credit facility and interest payable	29	2,516
Notes and interest payable to Hallmark Cards affiliates	3,987	340,727
Total current liabilities	185,799	512,057

Accrued liabilities	28,857	25,936
License fees payable	112,451	105,606
Payables to National Interfaith Cable Coalition	2,504	-
Credit facility	28,570	-
Notes payable to Hallmark Cards affiliates	340,697	-
Senior secured note to HC Crown, including accrued interest	686,578	740,083
Company obligated mandatorily redeemable preferred interest	20,822	22,382
Total liabilities	1,406,278	1,406,064
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 shares issued and outstanding as of December 31, 2008 and September 30, 2009, respectively	741	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2008 and September 30, 2009, respectively	307	307
Paid-in capital	1,465,293	1,460,400
Accumulated deficit	(2,133,274)	(2,156,239)
Total stockholders' deficit	(666,933)	(694,791)
Total liabilities and stockholders' deficit	$739,345	$711,273

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenue:
Subscriber fees	$14,240	$15,998	$42,672	$47,153
Advertising	49,950	46,296	162,836	153,177
Advertising by Hallmark Cards	-	191	157	525
Other revenue	292	334	901	1,098
Total revenue, net	64,482	62,819	206,566	201,953
Cost of Services:
Programming costs
Affiliates	245	315	529	914
Non-affiliates	36,408	31,365	107,170	94,282
Other costs of services	2,459	3,405	9,522	11,905
Total cost of services	39,112	35,085	117,221	107,101
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	12,640	12,208	37,966	35,000
Marketing expense	4,633	339	13,091	5,956
Depreciation and amortization expense	506	495	1,430	1,462
Income from operations	7,591	14,692	36,858	52,434
Interest income	187	115	552	375
Interest expense	(25,641)	(24,999)	(75,912)	(75,774)
Net loss and comprehensive loss	$(17,863)	$(10,192)	$(38,502)	$(22,965)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,788	104,788	104,772	104,788
Net loss per share, basic and diluted	$(0.17)	$(0.10)	$(0.37)	$(0.22)

                          See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,502)	$(22,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	111,738	99,319
Accretion on company obligated mandatorily redeemable preferred interest	1,665	1,560
Provision for allowance for doubtful accounts	43	1,128
Residuals and participations	(1,052)	-
Impairment of film asset	176	-
Stock-based compensation (benefit)	1,650	(550)
Changes in operating assets and liabilities:
Decrease in accounts receivable	12,846	7,894
Additions to program license fees	(135,893)	(79,829)
(Increase) decrease in prepaid and other assets	(8,622)	4,964
Decrease in accounts payable, accrued and other liabilities	(16,998)	(5,538)
Increase in interest payable	66,700	49,481
Increase (decrease) in license fees payable	46,335	(22,375)
Increase in payables to affiliates	1,493	278
Net cash provided by operating activities	41,579	33,367
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,772)	(371)
Payments to buyer of international business	(2,597)	(691)
Net cash used in investing activities.	(4,369)	(1,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility	18,761	18,062
Principal payments on the credit facility	(53,100)	(44,121)
Principal payments on capital lease obligations	(547)	(601)
Net cash used in financing activities	(34,886)	(26,660)
Net increase in cash and cash equivalents	2,324	5,645
Cash and cash equivalents, beginning of period	1,974	2,714
Cash and cash equivalents, end of period	$4,298	$8,359

Supplemental disclosure of cash and non-cash activities:
Interest paid	$3,882	$22,022
Tax sharing payment from Hallmark Cards applied to note payable to Hallmark Cards	$15,488	$-
Tax sharing amount due to Hallmark Cards	$-	$4,893
Reclassification of Redeemable Common Stock to common stock and paid-in capital	$32,765	$-
Interest payable converted to principal on note payable to Hallmark Card affiliates	$24,747	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2009

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

Liquidity

As of September 30, 2009, the Company had $8.4 million in cash and cash equivalents on hand and $42.5 million of current borrowing capacity under the bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates.  The Company’s management anticipates that the principal uses of cash up to May 1, 2010, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and repayment of principal under the bank credit facility and interest of approximately $8.0 million to $12.0 million due under certain notes to the Hallmark Cards affiliates from October 1, 2009, through May 1, 2010.  The amounts outstanding under the bank credit agreement and those notes are due May 1, 2010 as discussed below.

Operating activities for the year ended December 31, 2008 and the nine months ended September 30, 2009, yielded positive cash flow from operations. As discussed below, there can be no assurance that the Company’s operating activities will generate positive cash flow in future periods.

Another significant aspect of the Company’s liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries. Under the Amended and Restated Waiver Agreement as amended with Hallmark Cards and its affiliates (the “Waiver Agreement”), the deferred payments under such obligations are extended to May 1, 2010.  These obligations comprised $340.7 million at September 30, 2009.  An additional $740.1 million (10.25% Senior Secured Note) of principal and interest outstanding at September 30, 2009, payable to a Hallmark Cards’ affiliate in August 2011, is also subject to the Waiver Agreement until May 1, 2010.  Interest amounts related to the 10.25% note will be added to principal through February 5, 2010. The Hallmark affiliate has indicated that it will not extend the Waiver Agreement beyond May 1, 2010.

Effective April 1, 2009, the bank credit facility’s maturity date was extended to March 31, 2010, and the bank’s lending commitment was set at $45.0 million.  The Company’s ability to pay amounts outstanding on the maturity date is highly dependent upon its ability to generate sufficient, timely cash flow from operations between September 30, 2009 and March 31, 2010.  Based on the Company’s forecasts for 2009 and 2010, which assume no principal payments on notes payable to Hallmark Cards and its affiliates, the Company would have sufficient cash to repay all or most of the bank credit facility on the maturity date, if necessary.  However, there is uncertainty regarding the Company’s future advertising revenues, so it is possible that the cash flow may be less than the expectations of the Company’s management.

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

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber and advertising revenue at or near the amount of such revenue for the nine months ended September 30, 2009. A significant decline in the popularity of the Channels, a further economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.  For the first three quarters, lower viewership ratings in 2009 as compared to 2008 for the Company's programming on the Hallmark Channel resulted in an increase in audience deficiency units owed to advertisers, thereby reducing revenues and cash flows.  Since the second quarter of 2008, the Company has also experienced a softening of advertising rates in the direct response and general rate scatter market because of the national recession.  Subsequent to the first quarter of 2008, the rates for the Company's advertising spots in the scatter market and direct response advertising were lower than 2007 levels.  These market conditions have continued in 2009, with rates lower in the third quarter of 2009 and the first nine months of 2009 when compared to the same periods in 2008. The Company expects continued lower rates through 2009 and into 2010. In response to these market conditions, the Company has implemented certain cost containment measures for 2009, and has a limited number of additional, contingent cost cutting measures that can be implemented in the remainder of 2009 depending on market conditions.

The Company is currently unable to meet its obligations which come due on and after May 1, 2010.  A default on the obligations due on May 1, 2010 would also result in a default under the Company’s 10.25% Senior Secured Note. The Company anticipates that prior to May 1, 2010, it will be necessary to extend, refinance or restructure (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including restructuring of the debt if possible, refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives. If the current adverse credit market conditions continue, a restructuring or refinancing could be difficult to achieve and if achieved could include changes to existing interest rates and other provisions within the current debt arrangements. These changes may have a negative impact on future operating results and cash flows.

As discussed in Note 6, the Hallmark Cards' affiliate has proposed a recapitalization of the Company's obligations.  There can be no assurance that the Company will accept and consummate this proposal, with or without modification. Further, there can be no assurance that the Company will ever consummate a refinancing or recapitalization.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Crown Media Holdings and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in accordance with generally accepted accounting principles requires the consideration of events or transactions that occur after the balance sheet date but before the financial statements are issued. Depending on the nature of the subsequent event, financial statement recognition or disclosure of the subsequent event is required.  Subsequent events have been evaluated through the time of filing of the Company’s Form 10-Q Report on November 5, 2009, which represents the date the unaudited condensed consolidated financial statements were issued.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, goodwill, program license fee assets, subscriber acquisition fee assets, and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile markets for equity, foreign currency, and energy, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Estimates of the effects of future events are inherently uncertain; therefore, actual results could differ significantly from these estimates. Whenever revisions to estimates are warranted by subsequent events or changes in conditions, the effect of such revisions will be reflected in the financial statements of future periods.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $235,000 and $1.1 million for the three and nine months ended September 30, 2009, respectively. The Company’s bad debt expense was $38,000 and $43,000 for the three and nine months ended September 30, 2008, respectively.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 820, Fair Value Measurements and Disclosures, provides guidance which defines fair value, establishes a framework for measuring fair value and specifies disclosures about fair value measurements.  On January 1, 2008 we adopted that portion of the standard that relates to those nonfinancial assets and liabilities which are recognized or disclosed at fair value on a recurring basis (that is, at least annually).  On January 1, 2009, subject to the FASB’s delayed implementation, we adopted the remaining provisions of the standard.  After adoption, we now determine fair value as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company does not have balance sheet items carried at fair value on a recurring basis such as derivative financial instruments which are valued primarily based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Significant balance sheet items which are subject to non-recurring fair value measurements consist of goodwill and property and equipment. The adoption of the standard in 2008 had no effect on the measurement of the Company’s financial assets and liabilities. The standard has not had an impact on the determination of fair value related to non-financial assets and non-financial liabilities in the first nine months of 2009.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 341,000 stock options for each of the three and nine months ended September 30, 2008, have been excluded from the calculations of earnings per share because their effect would have been antidilutive. Approximately 88,000 stock options for each of the three and nine months ended September 30, 2009, have been excluded from the calculations of earnings per share because their effect would have been antidilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of losses.

Four and five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the three months ended September 30, 2008 and 2009, and together accounted for a total of 68% and 76% of consolidated subscriber revenue during the three months ended September 30, 2008 and 2009, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for both the three months ended September 30, 2008 and 2009, respectively, and accounted for 61% of our subscribers during both the three months ended September 30, 2008 and 2009, respectively.

Four and five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the nine months ended September 30, 2008 and 2009, and together accounted for a total of 68% and 76% of consolidated subscriber revenue during the nine months ended September 30, 2008 and 2009, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for both the nine months ended September 30, 2008 and 2009, respectively, and accounted for 61% our subscribers during both the nine months ended September 30, 2008 and 2009, respectively.

Recently Issued Accounting Pronouncements

The FASB’s Accounting Standards Codification is effective for all interim and annual financial statements issued after September 15, 2009.  The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to the ASC.  However, we have conformed references to specific accounting standards in these notes to unaudited condensed consolidated financial statements to the appropriate section of the ASC.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 Fair Value Measurements and Disclosures (ASC Topic 820) - Measuring Liabilities at Fair Value (ASC Update 2009-05). This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. The Company will adopt ASC Update 2009-05 prospectively from October 1, 2009.  We have not determined the impact, if any, that this update may have on our financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (ASC Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.

3. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of September 30,
	2008	2009
	(In thousands)
Program license fees — non-affiliates	$576,779	$623,076
Program license fees — Hallmark Cards affiliates	10,967	12,467
Program license fees, at cost	587,746	635,543
Accumulated amortization	(267,603)	(330,766)
Program license fees, net	$320,143	$304,777

At December 31, 2008, and September 30, 2009, $7.6 million and $3.5 million, respectively, of program license fees were included in prepaid and other assets on the accompanying condensed consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the respective license periods.

License fees payable are comprised of the following:

	As of December 31,	As of September 30,
	2008	2009
	(In thousands)
License fees payable — non-affiliates	$231,218	$208,201
License fees payable — Hallmark Cards affiliates	9,871	10,513
Total license fees payable	241,089	218,714
Less current maturities	(128,638)	(113,108)
Long-term license fees payable	$112,451	$105,606

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

The Company had at September 30, 2009, $42.5 million of unused revolving credit capacity. The Company’s ability to borrow additional amounts under the credit facility is not limited or restricted.

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

At December 31, 2008, and September 30, 2009, the Company had outstanding borrowings under the credit facility of $28.6 million and $2.5 million, respectively, and there were no letters of credit outstanding. At December 31, 2008, the outstanding balance bore interest at the Eurodollar rate (a 2.02% weighted average rate). At September 30, 2009, the outstanding balance bore interest at the Eurodollar rate (a 2.51% weighted average rate). Interest expense on borrowings under the credit facility for each of the three months ended September 30, 2008 and 2009, was $389,000 and $53,000, respectively. Interest expense on borrowings under the credit facility for each of the nine months ended September 30, 2008 and 2009, was $1.8 million and $342,000, respectively.

Covenants

The credit facility, as amended, contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants at September 30, 2009.

5. Related Party Long-Term Obligations

Waiver and Standby Purchase

On March 10, 2008, the Company, Hallmark Cards and affiliates of Hallmark Cards who hold obligations of the Company entered into an Amended and Restated Waiver and Standby Purchase Agreement, which was most recently amended in May 2009, to extend the waiver period to May 1, 2010 (the “Waiver Agreement”).  In connection with the recapitalization proposal described in Note 6, a Hallmark Cards affiliate stated that it would not further extend the waiver period. The Waiver Agreement replaced a previous version of the Waiver and Standby Purchase Agreement dated March 21, 2006 as amended through October 2007.  The Waiver Agreement defers payments (excluding interest on the 2001, 2005 and 2006 notes mentioned below) due on any of the following obligations (the “Subject Obligations”) until May 1, 2010, and interest on the 10.25% Note until August 5, 2010, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”):

•
Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2008, and September 30, 2009, including accrued interest was $109.8 million and $108.6 million, respectively. See Note and Interest Payable to HC Crown below.)

•
$70.0 million note and interest payable to Hallmark Cards affiliate, dated as of March 21, 2006, arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2008, and September 30, 2009, including accrued interest was $62.7 million and $62.0 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•
10.25% senior secured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown.  (Total amount outstanding at December 31, 2008, and September 30, 2009, including accrued interest was $686.6 million and $740.1 million, respectively. See Senior Secured Note below.)

•
Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2008, and September 30, 2009, including accrued interest was $172.1 million and $170.1 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•
All obligations of the Company under the bank credit facility by virtue of Hallmark Cards’ deemed purchase of participations in all of the obligations under a guarantee which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to the bank credit facility.

•	Any and all amounts due and owing to Hallmark Cards pursuant to the Tax Sharing Agreement (Total amount outstanding at September 30, 2009, was $4.9 million.).

Interest will continue to accrue on these obligations during the Waiver Period.  The Waiver Agreement also contains certain covenants, including but not limited to (1) our covenant not to take any action that would prohibit us from being included as a member of Hallmark Cards consolidated federal tax group, (2) compliance with obligations in the loan documents for the bank credit facility and (3) commercially reasonable efforts to refinance the obligations subject to the Waiver Period.  Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.  There was no Excess Cash Flow for the first, second or third quarters of 2009. For the nine months ended September 30, 2009, the Company repaid $26.1 million of principal under the credit facility and $20.6 million of interest due to Hallmark Cards affiliates, which amounts would otherwise be Excess Cash Flow.

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

The above mentioned credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility; however, we agreed to pay and have paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards.  Prior to April 1, 2009, we paid 2.25% and 0.375% to Hallmark Cards, representing the reductions in the interest rate and commitment fees, respectively. On April 1, 2009, as noted in Note 4, the interest rate and commitment fees under the renewed credit facility increased and we began paying Hallmark Cards a smaller reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%.

Senior Secured Note

In August 2003, the Company issued a senior note to HC Crown for $400.0 million. A portion of the proceeds was used to repurchase the Company’s outstanding trust preferred securities, and the balance of the proceeds, after expenses, was used to reduce amounts outstanding under its bank credit facility.

In accordance with the Waiver Agreement, cash payments are not required until August 5, 2010 (which is the first payment date after May 1, 2010). The principal amount of the senior secured note accretes at 10.25% per annum, compounding semi-annually, to February 5, 2010.  From that date, interest at 10.25% per annum is scheduled to be payable semi-annually in arrears on the accreted value of the senior note to HC Crown on August 5 and February 5 of each year until maturity.  The note matures on August 5, 2011, and is pre-payable without penalty. At December 31, 2008, and September 30, 2009, $686.6 million and $740.1 million, respectively, of principal and interest were included in the senior note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior note provides that if there is an event of default with respect to any other indebtedness in excess of $5.0 million, the accreted value and any accrued and unpaid interest on the senior note would become due and payable. The note purchase agreement for the senior note contains certain restrictive covenants which, among other things, prevent the Company from incurring any additional indebtedness, purchasing or otherwise acquiring shares of the Company’s stock, investing in other parties and incurring liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown.  Pursuant to the Waiver Agreement, the note is payable in full on May 1, 2010 (although the maturity date of the note is December 31, 2009). Under the Waiver Agreement, accrued interest on this 2001 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. This note is subordinate to the bank credit facility. The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 5.60% at December 31, 2008, and September 30, 2009, respectively). At December 31, 2008, and September 30, 2009, $108.6 million, is reported as note payable to Hallmark Cards affiliate and $1.3 million and $0, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying condensed consolidated balance sheet. Interest of $1.3 million was paid on January 5, 2009, interest of $1.7 million was paid on April 6, 2009, interest of $1.7 million was paid on July 6, 2009, and interest of $1.6 million was paid on September 30, 2009.

Note and Interest Payable to Hallmark Cards Affiliate

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note.  The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 5.60% at December 31, 2008, and September 30, 2009, respectively). Pursuant to the Waiver Agreement, the promissory note is payable in full on May 1, 2010 (although the maturity date of the note is December 31, 2009).  Under the Waiver Agreement, accrued interest on this 2005 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2008, and September 30, 2009, $170.1 million is reported as note payable to Hallmark Cards affiliate and $2.0 million and $0, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying condensed consolidated balance sheet. Interest of $2.0 million was paid on January 5, 2009, interest of $2.7 million was paid on April 6, 2009, interest of $2.7 million was paid on July 6, 2009, and interest of $2.4 million was paid on September 30, 2009.

Note and Interest Payable to Hallmark Cards Affiliate

On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note. The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 5.60% at December 31, 2008, and September 30, 2009, respectively). Pursuant to the Waiver Agreement, the promissory note is payable in full on May 1, 2010 (although the maturity date of the note is December 31, 2009). Under the Waiver Agreement, accrued interest on this 2006 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2008, and September 30, 2009, $62.0 million is reported as note payable to Hallmark Cards affiliates and $717,000 and $0, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying condensed consolidated balance sheet. Interest of $717,000 was paid on January 5, 2009, interest of $996,000 was paid on April 6, 2009, interest of $971,000 was paid on July 6, 2009, and interest of $887,000 was paid on September 30, 2009.

Interest Paid to HC Crown Related to the Credit Facility

Interest expense paid to HC Crown in connection with the credit facility was $241,000 for the three months ended September 30, 2008, and $15,000 for the three months ended September 30, 2009.  Interest expense paid to HC Crown in connection with the credit facility was $953,000 for the nine months ended September 30, 2008, and $1.0 million for the nine months ended September 30, 2009.

Related Party Note Obligations

The aggregate maturities of related party notes for each of the five years subsequent to September 30, 2009, are as follows:

	Payments Due by Period
	Total	2010	2011	2012	2013	2014
	(In thousands)
Note and interest payable to HC Crown, with principal deferred until May 1, 2010	$108,611	$108,611	$-	$-	$-	$-
10.25 % Senior secured note to HC Crown, including accrued interest, due August 5, 2011	740,083	-	740,083	-	-	-
Note and interest payable to Hallmark Cards affiliate with principal deferred until May 1, 2010	170,109	170,109	-	-	-	-
Note and interest payable to Hallmark Cards affiliate with principal deferred until May 1, 2010	62,007	62,007	-	-	-	-
	$1,080,810	$340,727	$740,083	$-	$-	$-

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

As stated in the Proposal, the New Debt would have two tranches: (1) Tranche 1 of $300.0 million would bear cash-pay interest at the rate of 12% per annum with the Company having the right to pay-in-kind up to three quarterly payments and (2) Tranche 2 of $200.0 million would bear pay-in-kind at the rate of 15% per annum. The New Debt would be secured by the Company's assets.

The terms of the Preferred Stock would include (1) an aggregate liquidation preference, equal to the amount of converted HCC Debt; (2) no preferential dividend but participation in any dividends on the Common Stock on an “as if converted” basis; (3) the right to convert into common stock at a rate equal to the liquidation preference divided initially by $1.00 per share, which permits the Company’s existing shareholders (including Hallmark) to retain 15% ownership of the Company; (4) the Company's right to redeem the Preferred Stock at a price equal to the liquidation preference; and (5) the right to vote together with the Common Stock on an “as if converted” basis.

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

The HCC Debt is subject to the Waiver Agreement described above that provides, among other things, that during the Waiver Period (which is scheduled to expire on May 1, 2010), HCC will not accelerate the maturity of the HCC Debt, initiate proceedings for the collection of the HCC Debt, foreclose on the collateral security for the HCC Debt, or commence or participate in certain bankruptcy proceedings with respect to the Company. In connection with the Proposal, HCC stated that it will not further extend the expiration of the Waiver Period.  The Company's Board of Directors has formed a Special Committee of three independent directors to review and consider the Proposal.  In July 2009, the Special Committee announced that it has retained an independent financial advisor to aid in the Special Committee’s review of the Proposal.

There can be no assurance that the Company will accept and consummate this Proposal, with or without modification. The Proposal was filed with the Securities and Exchange Commission by the Company in a May 28, 2009 Form 8-K Report and by Hallmark Cards in an amendment to a Schedule 13D concerning the Company.

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

For information on the lawsuit brought in July 2009 with respect to the Proposal, see Note 11, Commitments and Contingencies.

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

The Company received $5.3 million, which was offset during the third quarter of 2008 against debt owed under the tax sharing agreement with Hallmark Cards ($15.5 million for the nine months ended September 30, 2008). The Company recorded a $1.2 million reduction to the payable to Hallmark Cards affiliates during the third quarter of 2009 under the tax sharing agreement ($4.9 million payable for the nine months ended September 30, 2009). All payments received from Hallmark Cards or otherwise credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group, all pursuant to the tax sharing agreement, have been recorded as paid-in capital.

Services Agreement with Hallmark Cards

Hallmark Cards provides various support services to the Company under a 2003 agreement, the most recent renewal of which expires December 31, 2009.  The Company plans to request a renewal of this agreement on similar terms to the current agreement. Such services include tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management services and real estate consulting services.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards’ services were $541,000 for 2008 and are scheduled to be $455,000 for 2009. With the concurrence of Hallmark Cards, the Company deferred payment of fees for services provided through September 2008. Commencing October 2008, the Company has paid the required monthly fees, amounting to $135,000 during the three months ended December 31, 2008, $127,000 during the three months ended September 30, 2009, and $341,000 during the nine months ended September 30, 2009.

At December 31, 2008, and September 30, 2009, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $14.8 million and $15.1 million, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. For the year ended December 31, 2008, and the nine months ended September 30, 2009, related out-of-pocket expenses and third party fees were $1.1 million and $278,000, respectively.

Trademark License Agreement

Crown Media United States has a trademark license agreement with Hallmark Licensing, Inc. for use of the “Hallmark” mark for the Hallmark Channel and for the Hallmark Movie Channels.  In September 2009, Hallmark Cards extended the trademark license agreements for the Hallmark Channel and the Hallmark Movie Channels to September 1, 2010. The Company is not required to pay any fees under the trademark license agreements.

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

Under the company agreement, the members agreed that if during any year ending after January 1, 2005 and on or prior to December 31, 2009, Crown Media United States has Federal taxable income (with possible adjustments) in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States will redeem the preferred interest in an amount equal to the lesser of: (i) such excess Federal taxable income; (ii) $5.0 million; or (iii) the amount equal to the preferred liquidation preference on the date of redemption.  Crown Media United States may voluntarily redeem the preferred interest at any time; however, it is obligated to do so no later than December 31, 2010. Because of the mandatory redemption provisions, this equity instrument is reflected as a liability in the accompanying consolidated balance sheets. Notwithstanding provisions of the Tax Sharing Agreement, the Company believes that it will not have Federal taxable income in 2009. Accordingly, the accreted amount of this obligation is classified among other than current liabilities as of December 31, 2008, and September 20, 2009.

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

During the three months ended September 30, 2008 and 2009, Crown Media United States paid NICC $0 and $40,000, respectively, under the terms of the Modification Agreement and one programming agreement. During the nine months ended September 30, 2008 and 2009, Crown Media United States paid NICC $6.4 million and $4.6 million, respectively, under the terms of the Modification Agreement and one programming agreement.

8. Share-Based Compensation

Approximately 200,000 stock options expired, without being exercised, in August 2009 following the resignation of one of the Company’s executives in May 2009. Such options were fully vested at the time of resignation.

The Company recorded $649,000 and $2.4 million of compensation expense associated with the Employment and Performance restricted stock units (“RSUs”) during the three and nine months ended September 30, 2008, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded $134,000 of compensation expense and $303,000 of compensation benefit associated with the Employment and Performance RSUs during the three and nine months ended September 30, 2009, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded these RSUs at fair value during each period.

The Company issued cash settlements related to the RSUs of $3.8 million during the year ended December 31, 2008, and $1.5 million during the nine months ended September 30, 2009.

At December 31, 2008, the CEO’s share appreciation rights (“SARs”) were valued at $440,000 using the $2.85 closing price of a share of our common stock on December 31, 2008. At September 30, 2009, these SARs were valued at $0 as the related CEO resigned on May 4, 2009. The Company recorded $42,000 and $0 in compensation benefit related to SARs for the three months ended September 30, 2008 and 2009, respectively, on our condensed consolidated statement of operations as a component of selling, general and administrative expense.  The Company recorded $730,000 and $247,000 in compensation benefit related to SARs for the nine months ended September 30, 2008 and 2009, respectively, on our condensed consolidated statement of operations as a component of selling, general and administrative expense.  The SARs were recorded in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet at December 31, 2008.

9.  Resignation Agreements, Long Term Incentive Plan and Employee Terminations

Resignation Agreements

The individual then serving as the Company’s chief executive officer resigned May 31, 2009.  Pursuant to the resignation agreement, in June 2009 the Company paid this individual $2.5 million, an amount representing the present value of the salary and bonus that otherwise would have been paid to him from June 1, 2009 through October 2, 2010, the scheduled expiration of his employment contract.  The Company was obligated to pay this individual a transaction bonus if a change in control of the Company occurred on or before August 29, 2009.  The Company is obligated to provide him office space, an assistant and payment of COBRA insurance benefits for periods that expire at various times through May 31, 2010.

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

Long Term Incentive Compensation Agreements

In the second quarter of 2009, the Company granted Long Term Incentive Compensation Agreements (“LTI Agreements”) to vice presidents and above.  The target award under each LTI Agreements is a percentage of the employee’s base salary and range from $26,000 to $469,000 for executive officers of the Company.  Of each award, 50% is an Employment Award and 50% is a Performance Award.  The Employment Award will vest and be settled in cash on August 31, 2011, subject to earlier pro rata settlement as provided in the LTI Agreement.  The Performance Award will vest and be settled in cash 50% on December 31, 2010, and 50% on December 31, 2011, in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2010, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

Employee Terminations

In August 2009, the Company terminated the employment of certain individuals.  The Company recorded severance expense of approximately $1.2 million during the third quarter of 2009 as part of selling, general and administrative expenses.

10. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008, and September 30, 2009.

	December 31, 2008		September 30, 2009
	Carrying	Significant Unobservable Inputs (Level 3) Fair	Carrying	Significant Unobservable Inputs (Level 3) Fair
	Amount	Value	Amount	Value
	(In thousands)

Senior secured note to HC Crown,
including accrued interest	$686,578	$599,683	$740,083	$724,613
Note and interest payable to HC Crown	109,837	86,544	108,611	104,101
Note and interest payable to Hallmark Cards Affiliate	62,724	49,422	62,007	59,448
Note and interest payable to Hallmark Cards Affiliate	172,077	135,584	170,109	163,089
Company obligated mandatorily redeemable
preferred interest	20,822	17,430	22,382	19,200

ASC Topic 820 defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the liability, such as inherent risk, transfer restrictions, and credit risk. Level 3 is defined as inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the liability.

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

Accounts payable and receivable are carried at reasonable estimates of their fair values because of the short-term nature of these instruments. Long-term license fees payable are also considered carried at reasonable estimates of their fair value. Interest rates on borrowings under the bank credit facility are for relatively short periods and variable. Therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates.  The credit spread in debt is fixed, but the market credit spread will fluctuate.

Estimates of the fair value of the Company’s financial instruments are presented in the tables above. As a result of recent market conditions, the Company has financial instruments for which limited or no observable market data is available. Fair value measurements for these instruments are included in Level 3 of the fair value hierarchy of ASC Topic 820. These fair value measurements are based primarily upon the Company’s own estimates and are often based on its current pricing policy, the current economic and competitive environment, the characteristics of the instrument, credit and interest rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in an immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

The majority of the Company’s debt has been transacted with Hallmark Cards and its affiliates.

11. Commitments and Contingencies

Lawsuit

On July 13, 2009, a lawsuit was brought in the Delaware Court of Chancery against each member of the Board of Directors of Crown Media Holdings, Hallmark Cards and its affiliates, as well as the Company as a nominal defendant, by a minority stockholder of the Company regarding the recapitalization proposal (the “Proposal”) which the Company received from HCC. The plaintiff is S. Muoio & Co. LLC which owns beneficially approximately 5.8% of the Company's Class A common stock, according to the complaint and filings with the Securities and Exchange Commission. The Proposal, which the Company publicly announced on May 28, 2009, provides for a recapitalization of its outstanding debt to Hallmark Cards affiliates in exchange for new debt and convertible preferred stock of the Company. The lawsuit claims to be a derivative action and a class action on behalf of the plaintiff and other minority stockholders of the Company. The lawsuit alleges, among other things, that, the defendants have breached fiduciary duties owed to the Company and minority stockholders in connection with the Proposal. The lawsuit includes allegations that if the Proposal is consummated, an unfair amount of equity would be issued to the majority stockholders, thereby reducing the minority stockholders' equity and voting interests in the Company, and that the majority stockholders would be able to eliminate the minority stockholders through a short-form merger. The complaint requests the court to enjoin the defendants from consummating the Proposal and to award plaintiff fees and expenses incurred in bringing the lawsuit.

On July 22, 2009, a Stipulation Providing for Notice of Transaction (the “Stipulation”) was filed with the Delaware Court of Chancery.  The Stipulation provides that the Company will not consummate any transaction arising out of or relating to the Proposal until not less than seven weeks after providing the plaintiff with a notice of the terms of the proposed transaction.  If the plaintiff moves for preliminary injunctive relief with respect to any such transaction, the parties will establish a schedule with the Court of Chancery to resolve such motion during the seven week period.  In addition, following the decision of the Court of Chancery, the Company will not consummate any transaction for a period of at least one week, during which time any party may seek an expedited appeal.  The Stipulation further provides that the plaintiff shall withdraw its motion for preliminary injunction filed on July 13, 2009 and that the action shall be stayed until the earlier of providing the notice of a transaction or an announcement by the Company that it is no longer considering a transaction.

The Company is unable to predict the outcome of the legal proceeding discussed in this Note. The plaintiff does not seek monetary damages from the Company or other named defendants. However, if the plaintiff’s request for relief is granted, the Company will be unable to consummate the recapitalization described in the Proposal. Legal fees to defend the proceeding described in this Note are being expensed as incurred.

12. Subsequent Event

At November 5, 2009, the Company believes that it will be necessary in the first quarter of 2010 to record a charge to cost of services of approximately $4.0 million to $5.0 million. This relates to the Company’s planned launch of a high definition version of the Hallmark Channel in February 2010.

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

Description of Business and Overview

Current Business

We own and operate the Channels. With 87.7 million subscribers (as provided by Nielsen Research) in the United States at September 30, 2009, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. At December 31, 2008, the Hallmark Channel was the 38th most widely distributed advertising-supported cable channel in the United States with 85.5 million subscribers (as provided by Nielsen Research). For the third quarter of 2009, the Hallmark Channel finished the quarter as the 18th highest rated advertising-supported cable channel for total day ratings and the 17th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research. These viewer ratings represent a decline that started earlier in 2009. See “Results of Operations – Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2009 – Revenue” for more information on ratings.

We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005.  Programming on the Hallmark Movie Channel consists of movies and mini-series. The Hallmark Movie Channel has generated subscriber fees and advertising revenue since 2005. As distribution continues to expand, the financial contribution of the Hallmark Movie Channel may grow, including increases in advertising and subscription revenue. The Hallmark Movie Channel is operated through Crown Media Holdings’ existing infrastructure at a small incremental cost.  In April 2008, we began distributing the Hallmark Movie Channel HD in high definition format, resulting in additional costs; however, we expect that this additional format will continue to contribute to subscriber growth for the Hallmark Movie Channel.  See below for information regarding a high definition version of the Hallmark Channel.

At September 30, 2009, the Hallmark Movie Channel was distributed to over 24.9 million subscribers, an increase of nearly 10.4 million subscribers from 14.5 million at December 31, 2008. As of October 15, 2009, the Hallmark Movie Channel was distributed in the nation’s top 30 demographic measurement areas (DMA’s). This increase in distribution, particularly in these key markets, and a greater number of advertising spots has contributed to improved Hallmark Movie Channel revenue in the first three quarters of 2009 and should continue to do so through the remainder of the year.

Current Challenges and Developments

The Company faces numerous operating challenges. Among them are maintaining and increasing advertising revenue, maintaining and expanding the distribution of the Channels, broadening viewership demographics to meet our target audience, and increasing viewership ratings.

We have completed our 2009/2010 upfront sales process.  In this year’s process, we entered agreements with major advertising firms representing approximately 41% of our advertising inventory for the last quarter of 2009 and the first three quarters of 2010.  This inventory was sold at CPMs (i.e., advertising rates per thousand viewers) approximately 1.6% lower than the inventory sold in the 2008/2009 upfront.  In the 2008/2009 upfront sales process, we entered agreements for approximately 51% of our advertising inventory for the last quarter of 2008 and the first three quarters of 2009.  We held more advertising inventory from the 2009/2010 upfront than the 2008/2009 upfront, for use in the general scatter market, because of lower CPMs offered by some advertisers in the 2009/2010 upfront.

Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. During the twelve months period ended September 30, 2009, advertisers canceled approximately 13% of the inventory covered by such contracts.  In prior years, cancellations of upfront contracts were unusual.

The Company intends to sell the balance of the 2009/2010 general rate inventory in the calendar year upfront and scatter marketplace. The Company sold the balance of the 2008/2009 general rate inventory, including that resulting from the cancellations, in the scatter market. Continued weakness in the economy has resulted generally in lower demand and lower rates for our inventory of ad spots available for the scatter market and lower revenue from direct response advertising when comparing the third quarter of 2009 to the third quarter of 2008 and comparing the first three quarters of 2009 to the first three quarters of 2008. Notwithstanding the relatively higher CPMs negotiated in the 2008/2009 upfront sales period versus the 2007/2008 upfront sales period, our advertising revenue for the nine months ended September 30, 2009, decreased relative to the nine months ended September 30, 2008, primarily because of lower viewer ratings and also because of lower rates in the scatter market. With the shortfall in achieving viewership commitments, our liability for audience deficiency units has increased significantly since December 31, 2008.

Following the upfront period, sales of our general rate, direct response and paid-programming inventory are made closer to the timing of the actual advertisement.  We have historically seen significant increases in rates on these remaining advertising sales over the rates obtained from our upfront sales.  During the fourth quarter of 2008 and the first three quarters of 2009, rates for this scatter market and direct response advertising decreased when compared to the same periods in the prior year, although still at levels in excess of our 2008/2009 upfront sales rates.  Accordingly for the 2008/2009 upfront period, while we still saw increases in rates on that portion of our advertising sales from the upfront, this was offset by decreases in rates on the remaining advertising inventory related to scatter and direct response sales.

The scatter rates in the first three quarters of 2009 were higher by approximately the following percentages than the upfront rates for those quarters:  45% for the first quarter of 2009; 40% for the second quarter of 2009; and 46% for the third quarter of 2009.

Distribution agreements are important because they affect our number of subscribers, which in turn have a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. The long-term distribution challenge is renewing our distribution arrangements with the multiple system operators as they expire on favorable terms. Our major distribution agreements have terms which expire at various times from December 31, 2009, through December 2023, inclusive of renewal options. Agreements representing approximately 12% of our total Hallmark Channel subscriber base expire between the date of this Report and December 31, 2009. Agreements representing an additional 5% of our subscribers will expire during 2010.

Domestic telephone companies have entered the business of distributing television channels to households through their wire-lines. We have distribution agreements with several telephone companies for the carriage of the Hallmark Channel, the Hallmark Movie Channel and Hallmark Movie Channel HD, and continue to seek agreements with other telephone companies.

We expect to continue experiencing increases in our bad debt expense during the remainder of 2009 and into 2010 because of the economic downturn. Such increased expense is expected to result from certain customers, primarily advertisers, which will experience cash flow problems in this adverse economic environment.

The universe of cable TV subscribers in the United States is approximately 100 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 90 million or more subscribers.  Our goal is for the Hallmark Channel to reach 90 million subscribers in the next one to two years.

Two factors have contributed to the ratings of the Hallmark Channel: acquired series and movies and original productions. Original productions are our most high profile programs and generate the Hallmark Channel’s highest ratings. Their ratings success is of significant help to our distribution and advertising sales teams in selling the Hallmark Channel. In the past, the Company has typically incurred additional marketing and promotional expenses surrounding original productions and certain acquired movies to drive higher ratings.

We plan to launch a high definition version of the Hallmark Channel in February 2010.  The Company’s management estimates that the costs for this launch will be approximately $5.0 million to $7.0 million.  This estimate is subject to change based upon several factors. The Company may also incur additional costs including the cost of converting certain television series to high definition.  The launch of a high definition version will further the Company’s efforts to maintain competitiveness.

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

We have generally paid certain television distributors up-front subscriber acquisition fees to obtain initial carriage on domestic pay distributor systems. Subscriber acquisition fees that we pay are capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. At the time we sign a distribution agreement and periodically thereafter, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

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

Our rates for spot advertisements are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership. Revenue is recorded net of estimated delivery shortfalls (“audience deficiency units” or “ADUs”), which are usually settled by providing the advertiser additional advertising time. The remainder of the revenue is recognized as the “make-good” advertising time is delivered in satisfaction of ADUs. Revenue from direct response advertising depends largely upon actions of viewers.

Whenever spot advertising is aired in programs that do not achieve promised viewership ratings, we issue ADUs which provide the advertiser with additional spots at no additional cost.  We defer a pro rata amount of advertising revenue and recognize a like amount as a liability for programs that do not achieve promised viewership ratings.  When the make-good spots are subsequently aired, revenue is recognized and the liability is reduced.  The level of inventory that is utilized for ADUs varies over time and is influenced by prior fluctuations in our under-delivery, if any, of viewers against promised ratings as well as the rate at which we and our customers mutually agree to utilize the ADUs.

Our channels are broadcast 24 hours per day.  The revenue contribution of Hallmark Movie Channel has been small relative to that of Hallmark Channel.  The Hallmark Movie Channel has not been the subject of ratings measurement by Nielsen Media Research. However, as currently planned, the Hallmark Movie Channel will have Nielsen ratings commencing in the second quarter of 2010, and we will sell advertising inventory for the Hallmark Movie Channel commencing in that quarter based on a price per unit of audience measurement.

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

Cost of Services

Our cost of services consists primarily of the amortization of program license fees; the cost of signal distribution; and the cost of promotional segments that are aired between programs. Although we expect our 2009 expenses for bad debts and severance payments to exceed 2008 levels, we expect our total cost of service to decrease in 2009 compared to 2008 because of reduced amortization expense associated with program license fees.  See the discussion of programming costs in “Results of Operations” below. See also discussion of operating costs in “Results of Operations” below for an anticipated increase in the operating costs for the first quarter of 2010 due to the costs of launching a high definition version of the Hallmark Channel.

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

Effects of Transactions with Related and Certain Other Parties

In 2009 and in prior years, we entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, programming, trademark licenses, administrative services, a line of credit, a tax sharing agreement, the issuance of four promissory notes and a waiver agreement. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2008. Also, please see Notes 5, 6 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

For information on a recapitalization proposal received in May 2009 from a Hallmark Cards affiliate, see Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three and nine months ended September 30, 2008 and 2009, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percent Change			Percent Change
	Three Months Ended September 30,		2009 vs.	Nine Months Ended September 30,		2009 vs.
	2008	2009	2008	2008	2009	2008
Revenue:
Subscriber fees	$14,240	$15,998	12%	$42,672	$47,153	11%
Advertising	49,950	46,487	-7%	162,993	153,702	-6%
Other revenue	292	334	14%	901	1,098	22%
Total revenue	64,482	62,819	-3%	206,566	201,953	-2%
Cost of Services:
Programming costs	36,653	31,680	-14%	107,699	95,196	-12%
Operating costs	2,459	3,405	38%	9,522	11,905	25%
Total cost of services	39,112	35,085	-10%	117,221	107,101	-9%
Selling, general and administrative expense	13,146	12,703	-3%	39,396	36,462	-7%
Marketing expense	4,633	339	-93%	13,091	5,956	-55%
Income from operations
before interest expense	7,591	14,692	94%	36,858	52,434	42%
Interest expense	(25,454)	(24,884)	-2%	(75,360)	(75,399)	0%
Net loss	$(17,863)	$(10,192)	-43%	$(38,502)	$(22,965)	-40%

Other Data:
Net cash provided by operating activities	$24,580	$19,985	-19%	$41,579	$33,367	-20%
Net cash used in investing activities	$(1,083)	$(414)	-62%	$(4,369)	$(1,062)	-76%
Net cash used in financing activities	$(19,476)	$(18,016)	-7%	$(34,886)	$(26,660)	-24%
Total domestic day household ratings (1)(3)	0.657	0.537	-18%	0.689	0.571	-17%
Total domestic primetime household ratings (2)(3)	1.115	0.899	-19%	1.128	0.976	-13%
Subscribers at period end	84,761	87,717	3%	84,761	87,717	3%

(1) Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.
(2) Primetime is defined as 8:00 - 11:00 P.M. in the United States.
(3) These Nielsen ratings are for the time period July 1 through September 30 and January 1 through September 30, respectively.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2009

Revenue.  Our revenue from continuing operations, comprised primarily of subscriber fees and advertising, decreased $1.7 million or 3% in 2009 over 2008. Our subscriber fee revenue increased $1.8 million or 12%.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue declined from $702,000 for the three months ended September 30, 2008, to $651,000 in 2009. Subscriber revenue increased primarily due to an increase in distribution because of the addition of subscribers in 2009 with some of the Company’s distributors and small contractual rate increases.

Charter Communications filed for a Chapter 11 bankruptcy in March 2009. There is a risk in a bankruptcy of a distributor that a sale of some of the systems under bankruptcy to other distributors may result in a decline of subscriber revenue. This risk is diminished significantly in the case of Charter Communications which has stated that it expects to emerge soon from Chapter 11. Charter Communications has indicated in its press releases that it has received authorization from the bankruptcy court to pay in the normal course trade creditor balances which were incurred prior to the bankruptcy filing and that Charter Communications is authorized to transact business in the ordinary course of business and as such has been paying its trade creditors in full for balances incurred after the bankruptcy filing in the normal course.  On October 15, 2009, Charter Communications announced that the bankruptcy court indicated that it would confirm Charter Communications’ pre-arranged joint plan of reorganization and issue a confirmation order in the next several weeks.

The $3.5 million or 7% decrease in advertising revenue is primarily due to declines in viewer ratings across demographic categories in the third quarter of 2009 compared to the third quarter of 2008. Audience deficiency reserve revenue decreased $1.8 million from revenue of $951,000 for the three months ending September 30, 2008, to contra-revenue of $842,000 for the same period in 2009, leading to a corresponding decrease in revenue recognized by the Company. A number of changes to our program schedule were implemented in second and third quarters of 2009, including the replacement of programs that had appeared in the schedule for a number of years, as well as a shift in scheduling strategy to more specifically target the demographic group of women 25-54.  This strategy included the placement of television series in certain timeslots, instead of movies or original productions. These changes have caused a disruption to established viewing patterns of our audience resulting in declines in household ratings, but over time are intended to increase our delivery of viewers in this target demographic category.

In the later half of the fourth quarter, we will implement our traditional Holiday schedule, including an expanded block of Holiday-themed movies from noon to midnight each weekday.  This additional emphasis on our most successful programming genre (Holiday-themed movies) is intended to increase our audience of women ages 25 to 54, and provide promotional information on our post-Holiday schedule to this important audience.  In 2010, we will continue to refine our schedule in an attempt to optimize our women 25 to 54 viewership, and launch original series intended to increase this viewing audience and increase the CPM’s we charge advertisers.  At this time, we expect advertising revenue to improve marginally in the fourth quarter of 2009 as compared to the third quarter of 2009, consistent with our historically strong ratings for our Holiday programming.

The decrease in advertising revenue also reflects slightly lower scatter rates in the third quarter of 2009 compared to the third quarter of 2008, and lower direct response advertising revenue based on lower programming rates and lower viewer responses in the third quarter of 2009 than in the third quarter of 2008.  As indicated under “Current Challenges and Developments” above, we continue to experience a softening of advertising rates due to economic conditions.

For the three months ended September 30, 2009, Nielsen ranked the Hallmark Channel 18th in total day viewership with a 0.537 household rating and 17th in primetime with a 0.899 household rating among the 76 cable channels in the United States market.  We believe that these ratings declines are due primarily to the changes to our programming schedule described above.

Cost of services.  Cost of services as a percent of revenue decreased to 56% in 2009 as compared to 61% in 2008. This decrease results primarily from the effects of the 14% decrease in programming costs, discussed below, offset in part by the 7% decrease in advertising revenue discussed above.

Programming costs decreased $5.0 million or 14% from the three months ended September 30, 2008. In the second and third quarters of 2008, we entered into agreements to amend significant programming agreements which added programs and deferred certain payments for programming content to periods beyond 2008. Some of the agreements resulted in the extension of related program licenses to cover slightly longer periods of availability, the deferral of expected delivery of certain programming and the deferral of certain payments primarily from 2008 until 2009. Upon the amendment of the agreements, we prospectively changed the amortization of program license fees for any changes in the period of expected usage and/or changes in license fees.  The effects of these amendments on 2008 amortization were not significant. Additionally, we returned our exclusivity rights to one title, which resulted in a lower asset and liability balance.  During the first quarter of 2009, we also entered into amendments to some of our original programming agreements which extended the current license period to those titles, and thus, resulted in lower amortization in the third quarter of 2009 compared to the third quarter of 2008.  Additionally, we have not entered into any significant new third party license agreements since the fourth quarter of 2008, so expiring program rights and the related amortization have not been replaced in full with assets and amortization from newer license agreements.

Operating costs for the three months ended September 30, 2009, increased $946,000 over 2008. During the third quarter of 2008, the Company recorded $1.1 million negative amortization of film assets related to a change in estimate of the Company’s residual and participation liability using information that became available during the third quarter of 2008. The Company’s bad debt expense was $235,000 for the three months ended September 30, 2009, compared to $38,000 for the three months ended September 30, 2008.  The increase in bad debt expense is due to certain advertising customers experiencing cash flow problems under current economic conditions.  The Company will continue to monitor cash collections as part of estimating this expense and expects that this expense may continue at higher levels in 2009 than in 2008.  The Company’s management expects that approximately $4.0 million to $5.0 million of the estimated costs of launching a high definition version of the Hallmark Channel in February 2010 (estimated costs of $5.0 million to $7.0 million) will be an additional expense in operating costs for the first quarter of 2010.

Selling, general and administrative expense. Our selling, general and administrative expense decreased $443,000 or 3%.  The Company recorded $1.2 million of severance expense associated with the termination of 15 employees in August 2009. Legal fees expense also increased $451,000 primarily related to the shareholder lawsuit and the recapitalization proposal described in Notes 6 and 11 to the unaudited consolidated financial statements in this Report. The increases were offset by decreases in the bonus and RSU related expenses. Bonus expense decreased $1.5 million quarter over quarter. Additionally, the Company recorded $649,000 of compensation expense associated with RSUs during the three months ended September 30, 2008, as compared to $134,000 of compensation expense associated with RSUs for the three months ended September 30, 2009. See Note 8 to the unaudited condensed consolidated financial statements in this Report.

Marketing expense.  Our marketing expense decreased 93%. The Company had one marketing promotion for “A Gunfighter’s Pledge” in July 2008, which was a large, national off-air campaign.  In addition to radio, television, print and online advertising, we executed a multi-market event to drive press coverage and viewer awareness. As part of our contingency cost reduction efforts, promotional and marketing efforts were reduced overall during the 2009 quarter compared to the third quarter of 2008.

Interest expense.  Interest expense for the three months ended September 30, 2009, decreased $570,000 compared to the three months ended September 30, 2008. The principal balance under our credit facility was $35.2 million at September 30, 2008, and $2.5 million at September 30, 2009. The interest rate on our bank credit facility decreased from 4.45% at September 30, 2008, to 2.5% at September 30, 2009. Interest rates on our 2001, 2005 and 2006 notes decreased from 7.79% at September 30, 2008, to 5.60% at September 30, 2009. The benefit of these rate decreases was offset in part by a higher principal balance on the Senior Secured Note.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2009

Revenue.  Our revenue from continuing operations, comprised primarily of subscriber and advertising fees, decreased $4.6 million or 2% in 2009 over 2008. Our subscriber fee revenue increased $4.5 million or 11%.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $2.0 million for both the nine months ended September 30, 2008 and 2009. The primary reason for the increase in subscriber fees in the nine months ended September 30, 2009 was the same as those stated above for subscriber fee revenue for the three months ended September 30, 2009.

The $9.3 million or 6% decrease in advertising revenue is primarily due to declines in viewer ratings across demographic categories for the first nine months of 2009 compared 2008. Audience deficiency unit revenue decreased $6.9 million from revenue of $1.2 million for the nine months ending September 30, 2008, to contra-revenue of $5.7 million for the same period in 2009, leading to a corresponding decrease in revenue recognized by the Company.  Please see the discussion above related to the decrease in advertising revenue for the three months ended September 30, 2009 for additional information on the ratings. The decrease in advertising revenue also reflects lower scatter rates and direct response advertising revenue during the first three quarters of 2009 compared to 2008 because of the effects of the national recession on the advertising market. An offsetting factor was an increase in the number of available general/scatter rate advertising spots. In response to the lower advertising revenue, starting in the third quarter of 2008, we reduced the amount of time allotted to on-air, self-promotion and increased the time available for paid advertising.

For the nine months ended September 30, 2009, Nielsen ranked the Hallmark Channel 15th in total day viewership with a 0.571 household rating and 12th in primetime with a 0.976 household rating among the 76 cable channels in the United States market. These ratings declined primarily due to recent changes to our programming schedule.

Cost of services.  Cost of services as a percent of revenue decreased to 53% in 2009 as compared to 57% in 2008. This decrease results primarily from the effects of the 12% decrease in programming costs, discussed below, offset in part by the 6% decrease in advertising revenue discussed above.

Programming costs decreased $12.5 million or 12% from the nine months ended September 30, 2008. See the discussion of programming costs for the three months ended September 30, 2009 above as to the primary reason for this decrease.

Operating costs for the nine months ended September 30, 2009, increased $2.4 million over 2008 primarily due to the $1.1 million increase in bad debt expense and the $912,000 of severance expense recorded in May 2009 related to one executive’s resignation. The Company’s bad debt expense was $1.1 million for the nine months ended September 30, 2009, as compared to $42,000 for the nine months ended September 30, 2008. See the discussion above on the bad debt expense for the third quarter of 2009 for additional information.

Selling, general and administrative expense. Our selling, general and administrative expense decreased $2.9 million or 7%.  The Company recorded $2.5 million of severance expense associated with the resignation of its President on May 31, 2009. The Company also recorded $1.2 million of severance expense associated with the termination of 15 employees in August 2009. Legal fees expense also increased $587,000 primarily related to the shareholder lawsuit and the recapitalization proposal described in Notes 6 and 11 to the unaudited consolidated financial statements in this Report. These increases in expense were offset by decreases in the bonus, commission, travel, communication, and RSU related expenses. Bonus and commission expenses decreased $3.3 million period over period. Travel and communication events related expenses decreased approximately $1.0 million period over period. Additionally, the Company recorded $2.4 million of compensation expense associated with RSUs during the nine months ended September 30, 2008, as compared to $303,000 of compensation benefit associated with RSUs for the nine months ended September 30, 2009. See Note 8 to the unaudited condensed consolidated financial statements in this Report.

Marketing expense.  Our marketing expense decreased 55%. The Company had three marketing promotions in the first three quarters of 2008: “The Good Witch” in January 2008, “Bridal Fever” in February 2008, and “A Gunfighter’s Pledge” in July 2008. The Company had one significant marketing promotion in January 2009 centered around the original movie, “Taking a Chance on Love.” As part of our contingency cost reduction efforts, promotional and marketing efforts were reduced overall during the 2009 compared to 2008.

Interest expense.  The principal balance under our credit facility was $35.2 million at September 30, 2008, and $2.5 million at September 30, 2009. The interest rate on our bank credit facility decreased from 4.45% at September 30, 2008, to 2.5% at September 30, 2009. Interest rates on our 2001, 2005 and 2006 notes decreased from 7.79% at September 30, 2008, to 5.60% at September 30, 2009. The benefit of these rate decreases was offset by a higher principal balance on the Senior Secured Note, resulting in interest expense for the first three quarters of 2009 being nearly the same as for the first three quarters of 2008.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, our operating activities provided $41.6 million of cash compared to $33.4 million in 2009. The Company’s net loss for the nine months ended September 30, 2009, decreased $15.5 million to $23.0 million from $38.5 million for the nine months ended September 30, 2008. Our depreciation and amortization expense for the nine months ended September 30, 2009, decreased $12.4 million to $99.3 million from $111.7 million in 2008.  Due to contract amendments mentioned above under programming costs, we reduced programming amortization expense, but those adjustments did not change the cash payment terms.  Additionally, certain amendments to programming agreements moved cash payments from 2008 to 2009, resulting in higher programming cash payments and lower cash from operations in 2009 compared to 2008.  Pursuant to the Waiver Agreement, the Company paid $20.6 million for interest on the 2001, 2005 and 2006 Notes that accrued from November 16, 2008, through September 30, 2009, while no such interest payments were made in the prior year period.

Cash used in investing activities was $4.4 million and $1.1 million for the nine months ended September 30, 2008 and 2009, respectively. During the nine months ended September 30, 2008 and 2009, the Company paid $2.6 million and $691,000, respectively, to the buyer of the international business (sold in April 2005) for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments. During the nine months ended September 30, 2008 and 2009, the Company purchased property and equipment of  $1.8 million and $371,000, respectively.

Cash used in financing activities was $34.9 million and $26.7 million for the nine months ended September 30, 2008 and 2009, respectively. We borrowed $18.8 million and $18.1 million under our credit facility to supplement the cash requirements of our operating and investing activities during the nine months ended September 30, 2008 and 2009, respectively. We repaid principal of $53.1 million and $44.1 million under our bank credit facility during the nine months ended September 30, 2008 and 2009, respectively.

Cash Flows

As of September 30, 2009, the Company had $8.4 million in cash and cash equivalents on hand and $42.5 million of current borrowing capacity under the bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates.  The Company’s management anticipates that the principal uses of cash up to May 1, 2010, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and repayment of principal under the bank credit facility and interest of approximately $8.0 million to $12.0 million due under certain notes to the Hallmark Cards affiliates from October 1, 2009, through May 1, 2010.  The amounts outstanding under the bank credit agreement and those notes are due May 1, 2010 as discussed below.

Operating activities for the year ended December 31, 2008 and the nine months ended September 30, 2009, yielded positive cash flow from operations. As discussed below, there can be no assurance that the Company’s operating activities will generate positive cash flow in future periods.

Another significant aspect of the Company’s liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries. Under the Amended and Restated Waiver Agreement as amended with Hallmark Cards and its affiliates (the “Waiver Agreement”), the deferred payments under such obligations are extended to May 1, 2010.  These obligations comprised $340.7 million at September 30, 2009.  An additional $740.1 million (10.25% Senior Secured Note) of principal and interest outstanding at September 30, 2009, payable to a Hallmark Cards’ affiliate in August 2011, is also subject to the Waiver Agreement until May 1, 2010.  Interest amounts related to the 10.25% note will be added to principal through February 5, 2010. The Hallmark affiliate has indicated that it will not extend the Waiver Agreement beyond May 1, 2010.

Effective April 1, 2009, the bank credit facility’s maturity date was extended to March 31, 2010, and the bank’s lending commitment was set at $45.0 million.  The Company’s ability to pay amounts outstanding on the maturity date is highly dependent upon its ability to generate sufficient, timely cash flow from operations between September 30, 2009 and March 31, 2010.  Based on the Company’s forecasts for 2009 and 2010, which assume no principal payments on notes payable to Hallmark Cards and its affiliates, the Company would have sufficient cash to repay all or most of the bank credit facility on the maturity date, if necessary.  However, there is uncertainty regarding the Company’s future advertising revenues, so it is possible that the cash flow may be less than the expectations of the Company’s management.

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

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber and advertising revenue at or near the amount of such revenue for the nine months ended September 30, 2009. A significant decline in the popularity of the Channels, a further economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.  For the first three quarters, lower viewership ratings in 2009 as compared to 2008 for the Company's programming on the Hallmark Channel resulted in an increase in audience deficiency units owed to advertisers.  Since the second quarter of 2008, the Company has also experienced a softening of advertising rates in the direct response and general rate scatter market because of the national recession.  Subsequent to the first quarter of 2008, the rates for the Company's advertising spots in the scatter market and direct response advertising were lower than 2007 levels.  These market conditions have continued in 2009, with rates lower in the third quarter of 2009 and the first nine months of 2009 when compared to the same periods in 2008. The Company expects continued lower rates through 2009 and into 2010. In response to these market conditions, the Company has implemented certain cost containment measures for 2009, and has a limited number of additional, contingent cost cutting measures that can be implemented in the remainder of 2009 depending on market conditions.

The Company is currently unable to meet its obligations which come due on and after May 1, 2010.  A default on the obligations due on May 1, 2010 would also result in a default under the Company’s 10.25% Senior Secured Note. The Company anticipates that prior to May 1, 2010, it will be necessary to extend, refinance or restructure (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards. As part of a combination of actions and in order to obtain additional funding, the Company may consider various alternatives, including restructuring of the debt if possible, refinancing the bank credit facility, raising additional capital through the issuance of equity or debt securities, or other strategic alternatives. If the current adverse credit market conditions continue, a restructuring or refinancing could be difficult to achieve and if achieved could include changes to existing interest rates and other provisions within the current debt arrangements. These changes may have a negative impact on future operating results and cash flows.

As discussed in Note 6, the Hallmark Cards' affiliate has proposed a recapitalization of the Company's obligations.  There can be no assurance that the Company will accept and consummate this proposal, with or without modification. Further, there can be no assurance that the Company will ever consummate a refinancing or recapitalization.

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

Among the factors that could cause actual results to differ materially are those discussed in this Report below and in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 3009, and this Report. Such Risk Factors include, but are not limited to, the following:  competition for distribution of channels, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our channels; our ability to address our liquidity needs; our incurrence of losses; and our substantial indebtedness affecting our financial condition and results.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2009, the decline of the fair value of the fixed income portfolio would not be material.

As of September 30, 2009, our cash, cash equivalents and short-term investments had a fair value of $8.4 million and were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three and nine months ended September 30, 2009, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of September 30, 2009, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $8.4 million, or 1% of total assets, as of September 30, 2009. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our note and interest payable to HC Crown, and our notes and interest payable to Hallmark Cards affiliates. The balance of those liabilities was $343.2 million, or 24% of total liabilities, as of September 30, 2009. Net interest expense for the three months ended September 30, 2009, was $24.9 million, 40%, of our total revenue. Net interest expense for the nine months ended September 30, 2009, was $75.4 million, 37%, of our total revenue.  Our net interest expense for these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from the rates discussed in Notes 4 and 5 to the financial statements as of September 30, 2009, our interest expense for the three and nine months would change by $892,000 and $2.8 million, respectively. See Notes 4 and 5.

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

b.  b.           Chandes in Internal Control over Financial Reportingy this Quarterly Rport on Form 10-Q because we have not yet completed theChanges in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In both the second and third quarters of 2009, we experienced declines in viewer ratings across demographic categories, compared to the second and third quarters of 2008, resulting in decreases in advertising revenues and cash flows.  A number of changes to our program schedule were implemented in the second and third quarters of 2009, including the replacement of programs that had appeared in the schedule for a number of years, as well as a shift in scheduling strategy to more specifically target our prime demographic group of women 25-54.  These changes have caused a temporary disruption to established viewing patterns for our audience resulting in declines in household ratings but over time are intended to increase our delivery of viewers in the women 25-54 demographic category.  We must successfully implement the program rescheduling with an increase in ratings, which is uncertain, or otherwise address the decrease in ratings in order to maintain or increase our advertising revenues, to maintain subscriber fees and to maintain or improve our cash flow from operations.

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2009 annual meeting of stockholders was held on July 23, 2009, and was temporarily adjourned until July 30, 2009.  The following proposals were voted upon at the meeting on July 30, 2009, with the following number of votes cast for, against or withheld:

Proposal 1: Election of Directors

Name	Number of Votes For	Votes For as a Percent of Votes Eligible	Votes Withheld
William J. Abbott	367,649,294	96.54%	6,372,864
Dwight C. Arn	367,644,911	96.54	6,377,247
Robert C. Bloss	367,503,397	96.50	6,518,761
William Cella	368,944,755	96.88	5,077,403
Glenn Curtis	367,665,389	96.55	6,356,769
Steve Doyal	367,649,117	96.54	6,373,041
Brian E. Gardner	366,929,588	96.35	7,092,570
Herbert A.Granath	368,946,473	96.88	5,075,685
Donald J. Hall, Jr.	367,635,471	96.54	6,386,687
Irvine O. Hockaday, Jr.	367,600,487	96.53	6,421,671
A. Drue Jennings	368,901,736	96.87	5,120,422
Peter A. Lund	367,667,583	96.55	6,354,575
Brad R. Moore	368,946,026	96.88	5,076,132
Deanne R. Stedem	367,500,519	96.50	6,521,639

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
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

3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
10.1	Trademark License Extension Agreement (Hallmark Movie Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC.
10.2	Trademark License Extension Agreement (Hallmark Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC.
10.3*	Employment Agreement, dated as of June 15, 2009, by and between Crown Media Holdings, Inc. and Edward Georger.
31.1	Rule 13a-14(a) Certification executed by the Company's Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

__________

*Management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature	Title	Date

By: /s/ WILLIAM J. ABBOTT	Principal Executive Officer	November 5, 2009
William J. Abbott

By: /s/ BRIAN C. STEWART	Principal Financial and	November 5, 2009
Brian C. Stewart	Accounting Officer