Form 10-K
CROWN MEDIA HOLDINGS INC
filed 2010-03-04
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[  ]  Yes   [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]                Accelerated filer [ ]               Non-accelerated filer [X]               Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $34,774,121.

As of February 28, 2010, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed, are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

Page
Part I
Item 1	Business
Item 1A	Risk Factors
Item 1 B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

Part II
Item 5	Market for Our Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management's Discussion and Analysis of Financial Condition
and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

Part III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
and Director Independence
Item 14	Principal Accountant Fees and Services

Part IV
Item 15	Exhibits, Financial Statement Schedules
Signatures

In this Annual Report on Form 10-K the terms "Crown Media Holdings" or the “Company,” refer to Crown Media Holdings, Inc.  and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, including Crown Media United States, LLC ("Crown Media United States"). The term "common stock" refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

The name Hallmark and other product or service names are trademarks or registered trademarks of their owners.

PART I

ITEM 1. Business

Company Overview

We own and operate pay television channels (the “Channels”), known as the Hallmark Channel, the Hallmark Movie Channel and the Hallmark Movie Channel HD, each of which is dedicated to high-quality entertainment programming for adults and families.  The Hallmark Channel is a 24-hour television destination for family-friendly programming and a leader in the production of original movies.  The Hallmark Movie Channel is a 24-hour cable network dedicated to offering viewers a collection of movies appropriate for the entire family, and the Hallmark Movie Channel HD, which was launched in April 2008, is simulcast alongside the Hallmark Movie Channel. The Hallmark Movie Channel offers a mix of Hallmark Channel original movies, classical theatrical films, and Hallmark Hall of Fame presentations. Our Channels are distributed in the United States of America and its territories and possessions, including Puerto Rico.

The Channels offer compelling stories, masterfully written, directed and produced with talented and recognized actors. We believe that we have established these Channels as destinations for viewers seeking high-quality entertainment for adults and families, and as attractive outlets for advertisers seeking to target these viewers. We have distribution agreements with leading pay television distributors. The following table shows our Channels’ programming sources, selected pay television distributors and the total number of subscribers as of December 31, 2009.

	Hallmark Channel	Hallmark Movie Channel

Programming Sources	• Original Productions	• Original Productions
	• Other third-party sources	• Other third-party sources
	• Hallmark Hall of Fame	• Hallmark Hall of Fame

Selected Pay	• AT&T (U-verse)	• AT&T (U-verse)
Television	• Cablevision	• Cablevision
Distributors	• Charter	• Charter
	• Comcast	• Comcast
	• Cox	• Cox
	• DIRECTV	• Dish Network
	• Dish Network	• NCTC
	• NCTC	• Mediacom
	• Mediacom	• Time Warner
	• Time Warner	• Verizon Communication (FiOS)
• Verizon Communication (FiOS)

Total Subscribers	88.3 million (1)	29.1 million (2)

(1) Source: Nielsen Code and The Nielsen Public U.E. December 2009.
(2) Source: Internal reports.

We view a “subscriber” as a household that receives, on a full or part-time basis, a channel on a program tier of a distributor.  We determine our Hallmark Channel subscribers from subscriber numbers reported by Nielsen Media Research.  Subscribers include both viewers who pay a monthly fee for the tier programming and so-called “promotional” subscribers who are given free access to the tier by the distributor for a limited time.

Programming acquired from third parties is an important component of our Channels as we continually develop and refine our programming strategy. This programming includes original movies produced by a variety of experienced television production companies and “off network” television series. Our production agreements cover one specific movie or a package of several movies.  Typically under these agreements, our Channels have the right to exhibit the movies for an initial window of 3 to 5 years and have the right to extend the term for an additional 3 years, which we exercise based on the performance of the movies in their initial window. With respect to television series which we acquire from third parties, we typically have the right to exhibit the series for a window of 3 to 5 years.

We currently distribute (a) the Hallmark Channel through approximately 5,450 cable, satellite and other pay television distribution systems and (b) the Hallmark Movie Channel through approximately 800 such systems. As of the end of 2009, we had agreements with AT&T Inc. (U-verse), Cablevision, Charter, Comcast, Cox, DirecTV, Dish Network, Mediacom, the National Cable Television Cooperative, Time Warner, Verizon Communication (FiOS), and many other pay television distributors, for the distribution of the Hallmark Channel. We also have agreements with AT&T Inc. (U-verse), Cablevision, Charter, Comcast, Cox, Dish Network, DirecTV, National Cable Televisions Cooperative (“NCTC”), Time Warner, Verizon Communications (FiOS) and other select distributors, which give these distributors the right to distribute the Hallmark Movie Channel and the Hallmark Movie Channel HD.  In addition, we have entered into agreements with several telephone companies that have started to furnish video programming to consumers, including the National Rural Telecommunications Cooperative and AT&T.

Five of our distributors each accounted for more than 10%, and together accounted for a total of 76%, of our consolidated subscriber revenue for the year ended December 31, 2009.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the year ended December 31, 2009, and together accounted for 61% of our consolidated subscribers on that date.

We license the trademark “Hallmark” for use on our Channels pursuant to certain trademark license agreements with a subsidiary of Hallmark Cards, Incorporated. We believe that the use of this trademark is extremely important for our Channels due to the substantial name recognition and favorable characteristics associated with the name in the United States. For further information concerning these trademark license agreements, see Part III – Item 13. Certain Relationships and Related Transactions – Hallmark Trademark License Agreements.

During 2009, domestic channel operations comprised the Company’s sole operating segment.

Recent Developments

Recapitalization of the Company

As previously disclosed, the Company’s Board of Directors formed a Special Committee of three independent directors to review and consider a May 28, 2009 proposal from H C Crown Corp. (“HCC”) regarding a recapitalization of the amounts owed by the Company to HCC and its affiliates.  HCC is a wholly-owned subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”).  On February 9, 2010, the Special Committee of the Board and HCC approved and executed a Recapitalization Term Sheet, representing non-binding terms of recapitalization transactions for the Company.  On February 26, 2010, the Company entered into the Master Recapitalization Agreement with Hallmark Cards, HCC and related entities that provides for the recapitalization transactions and the agreements described below (the “Recapitalization”).  The summary of the terms of the Recapitalization transactions is qualified entirely by reference to the agreements to which each summary description relates, each of which we have filed with the Securities and Exchange Commission (the “SEC”).

The Recapitalization transactions include, among other things, $315.0 million principal amount of the HCC Debt (as defined below) being restructured into new debt instruments, $185.0 million principal amount of the HCC Debt being converted into convertible preferred stock of the Company, Class B Common Stock being converted into Class A Common Stock with Class A Common Stock becoming the only authorized and outstanding common stock of the Company (the “Class A Common Stock”), and the balance of the HCC Debt being converted into shares of Class A Common Stock.  Upon execution of the Master Recapitalization Agreement, the automatic termination of the waiver under the existing Amended and Restated Waiver and Standby Purchase Agreement (the “Waiver Agreement”) with Hallmark Cards and HCC was extended until August 31, 2010; the Waiver Agreement defers payment dates on HCC Debt (excluding accounts payable).

Other aspects of the Recapitalization concern a Credit Agreement for the new debt, an amendment to the Tax Sharing Agreement with Hallmark Cards, a registration rights agreement, mergers of two intermediate holding companies with the Company, efforts to extend or replace the Company’s revolving line of credit, Hallmark Cards’ willingness to guarantee $30.0 million of a revolving line of credit, a standstill agreement of Hallmark entities pursuant to which such entities agree not to acquire, through December 31, 2013, additional shares of Class A Common Stock of the Company, subject to certain exceptions, and agree to certain restrictions on their ability to sell or transfer shares of Class A Common Stock of the Company until December 31, 2013 and, subject to lesser restrictions, until December 31, 2020.

Each of the Company (subject to approval by the Special Committee) and HCC has the right to terminate the Master Recapitalization Agreement at any time after the later of (x) June 30, 2010 and (y) 45 days following receipt of notice that the information statement filed by the Company will not be reviewed by the SEC or that the SEC staff has no further comments thereon, if the Recapitalization has not been consummated prior to that date.  Even if there were such a termination, the Waiver Agreement will continue to provide that the automatic termination date of the waiver will extend to August 31, 2010.  The closing of the Recapitalization is subject to a number of conditions, including, among other things, (a) representations and warranties of the Company being accurate, (b) obtaining a one-year revolving credit agreement mentioned below, (c) there being no judgment or order which prohibits the consummation of the Recapitalization and (d) Hallmark Cards not having delivered a written notice to the Company certifying that Hallmark Cards in its sole discretion (but only after consultation with outside legal counsel) shall have determined that the status of any pending or threatened litigation or regulatory proceeding involving the Company or its subsidiaries in connection with the Recapitalization is unsatisfactory to Hallmark Cards.  See Note 16 of the Consolidated Financial Statements for information regarding a pending lawsuit on the Recapitalization in which the plaintiff objects to the Recapitalization.

From the date of the Master Recapitalization Agreement to the Closing Date, the Company will be subject to various affirmative covenants (including covenants to operate in the ordinary course of business and to keep available the services of its officers and employees and preserve the present relationships with persons doing business with it) as well as various negative covenants (including, among others, with respect to sales, leases or transfers outside the ordinary course of business and acquisitions of material assets other than in accordance with past practices).

If the Recapitalization is consummated, the Hallmark parties will own, excluding the shares of Class A Common Stock that would be received upon conversion of the preferred stock, at least 90.1% of the sum of the outstanding common stock of the Company and shares subject to outstanding options (the outstanding options are for 87,238 shares on the date hereof).  Certain aspects of the Recapitalization require stockholder approval.  Hallmark Entertainment Holdings, Inc. (“HEH”) and certain Hallmark Cards affiliates as direct or indirect owners of a more than a majority of the Company’s voting stock have stated in the Master Recapitalization Agreement their written consents as stockholders to these matters in lieu of holding a meeting of the Company’s stockholders.  No vote of other stockholders will be requested or required.  The closing of the Recapitalization cannot occur until 20 calendar days after an information statement required by regulations of the SEC is sent to the stockholders of the Company, or if such information statement is furnished by sending a Notice of Internet Availability, until 40 calendar days after such notice is sent to the stockholders of the Company.  The Master Recapitalization Agreement requires that the Company use best efforts to prepare and file the information statement with the SEC as promptly as is reasonably practicable (but not later than March 20, 2010).

General

In the Recapitalization:

•
$315.0 million principal amount of the HCC Debt will be restructured into new debt instruments on the terms summarized below (the “New Debt”), $185.0 million principal amount of the HCC Debt will be converted into an equal amount of convertible preferred stock of the Company on the terms summarized below (the “Convertible Preferred Stock”), and the balance of the HCC Debt as of the closing of the Recapitalization (the “Closing Date”) will be converted into shares of Class A Common Stock at the Conversion Price (as described below). As a result of the Recapitalization, immediately following the closing of the Recapitalization transactions, all of the HCC Debt, except to the extent converted and continued as New Debt, will be extinguished and discharged.

o
“HCC Debt” means (i) the aggregate principal amount of all indebtedness owed to Hallmark Cards, HCC and their controlled affiliates, including accrued and unpaid interest thereon through the Closing Date, but excluding accrued but unpaid interest with respect to the 2001 Note, the 2005 Note and the 2006 Note; (b) all accounts payable and open intercompany accounts of the Company and its subsidiaries owed to HCC and Hallmark Cards and their controlled affiliates (other than the Company and its subsidiaries); and (c) any amounts due to Hallmark Cards or its affiliates under the Tax Sharing Agreement (as defined below) through December 31, 2009; provided that for the avoidance of doubt the following shall not constitute HCC Debt:  (i) Reimbursement Obligations (as defined in the Master Recapitalization Agreement), (ii) Ordinary Course of Business Obligations (as defined in the Master Recapitalization Agreement), and (iii) any amounts due to Hallmark Cards or its affiliates under the Tax Sharing Agreement accruing on or after January 1, 2010.  “2001 Note” means the Promissory Note, dated as of December 14, 2001, of the Company in the original principal amount of $75.0 million payable to HCC; “2005 Note” means the Promissory Note, dated as of October 1, 2005, of a wholly-owned subsidiary of the Company in the original principal amount of $132,785,424 payable to HCC; and “2006 Note” means the Promissory Note, dated as of March 21, 2006, of the Company in the original principal amount of $70,414,087.87 payable to HCC.

o
“Conversion Price” means the amount equal to (x) the quantity of (i) the total HCC Debt as of the Date of Determination, less (ii) $500 million, divided by (y) the Conversion Price Shares.  “Conversion Price Shares” means a notional number of shares of Class A Common Stock which, when combined with the number of shares of Class A Common Stock directly or indirectly owned by Hallmark Cards as of the Date of Determination (for purposes of such calculation (x) including with respect to shares of Class A Common Stock owned directly by Hallmark Entertainment Investments Co. (“HEIC”) only HEH’s pro rata portion of the Class A Common Stock owned by HEIC, and (y) excluding the shares of Class A Common Stock that will be receivable by HCC upon conversion of the Convertible Preferred Stock), will equal 90.1% of the sum of (i) all outstanding shares of Class A Common Stock on the Date of Determination prior to the Closing Date, (ii) the Conversion Price Shares and (iii) all shares potentially issuable upon exercise of all outstanding options as of the Date of Determination.

“Date of Determination” means the Closing Date, provided that if the Closing Date occurs on or after March 31, 2010, the “Date of Determination” will be deemed to be March 31, 2010.

•	The terms of the New Debt as set forth in the Credit Agreement will include without limitation the following:

o	Maturity: December 31, 2013.

o	Tranches:

▪
Term A Loan of $200 million will be cash-pay in terms of interest and will bear interest at the rate of 9.5% per annum through December 31, 2011, increasing to 12% on and after January 1, 2012 through December 31, 2013.

▪
Term B Loan of $115 million will be payable-in-kind, by adding interest to the principal (“PIK”), through December 31, 2010 and will become cash-pay for the quarterly period beginning on January 1, 2011 and for all quarterly periods thereafter. The interest rate will be 11.5% through December 31, 2011, increasing to 14% on and after January 1, 2012 and continuing through December 31, 2013.

o
PIK Toggle: The Company will have the option to PIK up to three quarterly cash payments in the aggregate for the Term A Loan and the Term B Loan.  For the avoidance of doubt, contractual PIK payments under the Term B Loan will not reduce the number of optional PIK payments available to the Company, and if the Company opts to PIK both the Term A Loan and the Term B Loan cash payments in a single quarter then that will count as two of the Company’s three quarterly PIK options.

o	Prepayment: The New Debt will be pre-payable at any time at par plus accrued interest.

o
Mandatory Prepayments: 100% of net cash proceeds from asset sales or other dispositions, except to the extent such net cash proceeds are reinvested in productive assets of a kind then used or usable in the business of the Company or its subsidiaries within 180 days of the sale or other disposition; 100% of net cash proceeds from equity issuances; 100% of net cash proceeds from debt issuances (exclusive of the Revolver as described below); 75% of Excess Cash Flow (as defined in the New Debt agreements); and upon the sale of assets in advance of a condemnation proceeding, or following the occurrence of a casualty or condemnation for which the Company or its subsidiaries have received proceeds, after such proceeds have been used to replace the subject assets.  Prepayments must be applied in the following order (i) first to PIK interest on the Term A Loan (ii) then to principal on the Term A Loan (iii) then to PIK interest on the Term B Loan, and (iv) finally to principal on the Term B Loan.

o
Change in Control:  The principal and interest on the New Debt will become immediately due and payable upon a change in control (as defined in the Credit Agreement) arising from (i) a Premium Transaction (as described below) or (ii) a transaction approved by a special committee of the Company's Board of Directors.

o
Collateral:  An existing lien on substantially all of the Company’s assets will be modified so it secures obligations under the Credit Agreement.  It is contemplated that this security interest will be subordinate to the lender under the bank revolving credit facility.

o
NICC Reserve Account:  The Company is required to redeem the preferred interest held by a wholly-owned subsidiary of National Interfaith Cable Coalition (“NICC”) in Crown Media United States for $25.0 million by December 31, 2010.  Prior to closing of the Credit Agreement, the Company will establish with a financial institution a NICC Reserve Account in the Company's name and deposit in that account amounts which the Company chooses as a sinking fund for the mandatory redemption of that preferred interest.  The funds in the NICC Reserve Account are to be used to make any scheduled payments on the NICC preferred interest and at no time is the amount to exceed $25.0 million.

o
Covenants:  Negative covenants include limitations on debt incurrence; dividends; liens; capital expenditures; investments; restricted payments; sale/leaseback transactions; creation of subsidiaries; changes in business conducted; execution or amendment of material agreements in such a way as could be reasonably be expected to be materially disadvantageous to the Hallmark lenders; transactions with affiliates; and dispositions of property.

Financial covenants include:   The Company will not permit its Cash Interest Coverage Ratio as the end of any fiscal quarter to be less than 2.0:1.0.

“Cash Interest Coverage Ratio” is defined as the ratio of (a) EBITDA to (b) the sum of the Term A Loan and the Term B Loan cash interest expense (excluding PIK interest), in each case for a Measurement Period of  four consecutive fiscal quarters ending on the date of determination, adjusted pro rata for the three full quarters following the Closing Date.

“EBITDA” means for any period (x) Consolidated Net Income plus (y) to the extent Consolidated Net Income was reduced by such items: (i) provision for income taxes during such period; (ii) interest expense deducted in computing Consolidated Net Income; (iii) total depreciation expense and total amortization expense (other than amortization of capitalized film costs); (iv) any extraordinary, unusual or non-recurring expenses or losses, whether or not included as a separate item in the statement of such Consolidated Net Income for such period (including, but not limited to losses on sales of assets outside of the ordinary course of business, impairment of assets, restructuring charges, transactions costs of the Recapitalization payable by the Company and write-offs of deferred costs for such period); (v) any other non-cash charges (other than write-offs or write-downs during such period of inventory, accounts receivable or any other current assets or liabilities in the ordinary course of business); minus (z)(i) any extraordinary, unusual or non-recurring income or gains (including, whether or not otherwise included as a separate item in the statement of such Consolidated Net Income for such period, gains on sale of assets outside of the ordinary course of business) for such period and (ii) any other non-cash income items increasing Consolidated Net Income for such period, all as determined for such period in conformity with GAAP.

The credit agreement for the Term A Loan and Term B Loan includes cross defaults if there is a default by the Company on any indebtedness for borrowed money and similar obligations in excess of $1,000,000 or if there is a failure to pay the redemption amount of $25.0 million on the preferred interest held by the NICC subsidiary in Crown Media United States or if there is demand on the Hallmark guarantee on the Revolver.

•	The terms of the Convertible Preferred Stock will include without limitation the following:

o
Liquidation preference:  In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock will be entitled to receive, in preference to the holders of the common stock of the Company, an amount equal to the greater of (x) $1,000 per share plus accrued but unpaid dividends thereon, or (y) that amount that would be received by such holders on an “as converted” basis (the “Liquidation Preference”).  A consolidation, merger, reorganization or other form of acquisition of the Company or a sale of all or substantially all of its assets will be deemed to be a liquidation or winding up for purposes of the liquidation preference.

o
Dividends: No dividends will accrue or be payable from the date of issue of the Convertible Preferred Stock through December 31, 2010; cumulative PIK dividends will accrue from and after January 1, 2011 through December 31, 2011 at a rate per annum of 14%; cumulative PIK dividends will accrue from and after January 1, 2012 through December 31, 2014 at a rate per annum of 16%; and cumulative cash-pay dividends will accrue for all periods thereafter at a rate per annum of 16%, in each case payable solely out of lawfully available surplus.  The Convertible Preferred Stock will participate with the common stock of the Company as to dividends on an “as converted” basis.  The Company may elect to pay accumulated PIK dividends in cash at any time, subject to lawfully available surplus.

o
Optional Conversion:  At the option of the holder, each share of Convertible Preferred Stock becomes and remains convertible at the earlier of December 31, 2013, or upon a payment or refinancing by the Company of all or substantially all of the New Debt, into such number of shares of common stock of the Company as is determined by dividing the Liquidation Preference of $1,000 plus accrued and unpaid dividends with respect to such shares of  Convertible Preferred Stock by the conversion price, with anti-dilution protection, including, among other things, an adjustment for certain issuances of common stock of the Company without consideration or for a consideration per share less than the then Conversion Price.

o
Redemption:  The Company must redeem (to the extent funds are lawfully available) the Convertible Preferred Stock when and as the Company receives, upon a refinancing of the New Debt, net proceeds from such refinancing in excess of the aggregate outstanding principal and interest amounts of New Debt (“Excess Refinancing Proceeds”).  The Company may voluntarily redeem the Convertible Preferred Stock at the Liquidation Preference at any time upon 10-days written notice.

o
Voting:  The Convertible Preferred Stock will vote together with the common stock of the Company on an “as-converted” basis.  In addition, the consent of holders of more than 50% of the Convertible Preferred Stock, voting as a separate class, will be required for the Company to do any of the following, among other things:  (i) Authorize or sell any equity securities pari passu or senior in right of liquidation to the Preferred Stock; (ii) except for certain indebtedness permitted by the Credit Agreement, authorize or issue any debt security unless the debt security has received the prior approval of the Board of Directors, or amend the terms of any agreement regarding material indebtedness of the Company unless the amendment has been approved by the Board of Directors; (iii) repurchase or redeem equity securities (other than from an employee following termination pursuant to an arrangement or agreement), or declare or pay any dividend on the common stock of the Company; (iv) sell, merge, recapitalize, reorganize, liquidate or dissolve the Company; (v) make any acquisitions greater than $5,000,000; (vi) amend organizational documents or enter into an agreement that adversely affects or alters the rights, preferences or privileges of the Convertible Preferred Stock; and (vii) issue any additional shares of common stock of the Company (other than pursuant to options outstanding on the Closing Date) or options or rights to acquire common stock of the Company.

Tax Sharing Agreement

The existing Federal Income Tax Sharing Agreement between Hallmark Cards and the Company will be amended effective as of January 1, 2010 (as amended, the “Tax Sharing Agreement”).  The amendment will provide, among other things, that:

o
Hallmark Cards will not pay any Crown Tax Benefits (defined in the Tax Sharing Agreement) in cash and instead will carry forward any such amounts to offset future Crown Tax Liability (defined in the Tax Sharing Agreement);

o	the Company will be allowed to deduct both cash-pay and PIK interest due to Hallmark Cards in calculating tax-sharing payments;

o	the conversion of the HCC Debt pursuant to the Recapitalization will not be deemed the payment of interest expense to Hallmark Cards;

o	tax attributable to the cancellation of indebtedness income will be excluded from the calculation of tax sharing payments; and

o	any amounts related to taxes owed to Hallmark Cards prior to December 31, 2009, will be included in the HCC Debt, which will be converted into Class A Common Stock.

The first payment by the Company pursuant to the Tax Sharing Agreement will occur after the first full quarter following the Closing Date and will be made in respect of the period commencing from January 1, 2010 through the last day of the first full quarter following the Closing Date.

Registration Rights Agreement

The Company and HCC will enter into a Registration Rights Agreement providing for three demand registration rights, three demand resale registration rights and unlimited piggyback registration rights.  The registration rights concern, among other things, Class A Common Stock issued in the Recapitalization, Class A Common Stock issuable upon the conversion of the Convertible Preferred Stock, and Class A Common Stock acquired pursuant to subscription rights of HCC described below.

Mergers and Amendments to Certificate of Incorporation

Two intermediate holding companies (HEIC and HEH) will be merged with and into the Company, and the stockholders of those companies will receive their pro rata direct ownership of Class A Common Stock in connection therewith (the “Mergers”).  The Company’s stockholders will receive no consideration in connection with these mergers.

The Company will effect an amendment to the Company’s certificate of incorporation which will automatically convert the shares of Class B Common Stock into shares of Class A Common Stock and eliminate the super-voting nature of the Class B Common Stock, resulting in the only authorized common stock being the Class A Common Stock.  The amendment will increase the Company’s authorized capital stock to 500,000,000 shares of Class A Common Stock and decrease the authorized Preferred Stock to 1,000,000 shares of preferred stock which may be issued in series designated by the Board of Directors, of which 400,000 will be designated as Series A Preferred Stock.

The provisions dealing with corporate opportunities will be revised to further delineate the duties of a director or officer of the Company who is also a director or officer of Hallmark Cards or its affiliates with respect to business opportunities and corporate transaction opportunities.

Currently the Company is governed by Section 203 of the Delaware General Corporation Law, dealing with restrictions on business combinations, although, by the terms of Section 203, the restrictions on business combinations do not currently apply to Hallmark Cards or its affiliates.  Pursuant to the amendments to the Certificate of Incorporation, the Company will elect not to be governed by Section 203 unless and until such time as (i) Section 203, but for the opt-out provision, would apply to the Company or (ii) there is a transaction in which Hallmark's beneficial interest in the Company is reduced to less than 50% of the outstanding shares of Class A Common Stock.

Further, the Company’s Board of Directors and Hallmark Cards affiliates representing more than a majority of the voting power of the Company’s capital stock have approved of an amendment to the Company’s Certificate of Incorporation that provides for a reverse stock split at any time prior to December 31, 2013 upon the request of a special committee of the Company’s Board of Directors.  The exact ratio of the reverse stock split will be determined by the Board of Directors, upon the recommendation of the special committee.

Revolver

As a condition to closing, the Company must have obtained a revolving credit facility from a third-party lender with a term of not less than 360 days from the Closing Date and with availability of at least $30.0 million (the “Revolver”).  The Revolver will have other terms and conditions reasonably acceptable to the Company, and Hallmark Cards must have guaranteed, or caused one or more of its affiliates to have guaranteed, the Revolver.

Waiver Agreement

The Waiver Agreement, which was entered into on March 10, 2008 and most recently amended in May 2009, has been amended to provide that the waiver thereunder will terminate automatically on August 31, 2010.  Additionally, Hallmark will use its best efforts to ensure that the Company will have continued access to up to $30.0 million under the Company’s existing revolving credit facility while the Waiver Agreement is in effect.

Standstill Agreement

Hallmark Cards and HCC (“Hallmark” in this context) will enter into a stockholders agreement (the “Stockholders Agreement”) with standstill provisions pursuant to which they will agree that Hallmark will not acquire any additional shares of common stock of the Company through December 31, 2013, except:

o	additional shares of Class A Common Stock resulting from the conversion of the Convertible Preferred Stock;

o	acquisitions pursuant to the subscription rights described in the next paragraph;

o	with the prior approval of a special committee of the Company’s Board of Directors comprised solely of independent, disinterested directors; and

o
from January 1, 2012 through December 31, 2013, either (i) pursuant to a tender offer for all of the Company’s shares of Class A Common Stock, which tender offer is subject to a majority-of-a-minority tender condition, or (ii) pursuant to a “Premium Transaction” as described below under “Co-Sale Rights.”

Until termination of the Stockholders Agreement, in the event that the Company proposes to issue additional shares of capital stock, options or rights to acquire equity securities or debt securities convertible into equity securities, the Company will offer to HCC and its affiliates such additional shares as will be necessary to ensure that Hallmark continues to own on a fully-diluted basis at least the same percentage of the shares of all classes of the Company capital stock as HCC and its affiliates owned immediately prior to such issuance.

Co-Sale Rights

The Stockholders Agreement also provides that:

o	Until December 31, 2013, HCC may not sell or transfer its Class A Common Stock to a third party, except:

▪	from the Closing Date through December 31, 2013, with the prior approval of a special committee of the Company’s Board of Directors comprised solely of independent, disinterested directors;

▪
on or after January 1, 2012, (i) in a Premium Transaction or (ii) pursuant to a public offering or block trade in which to the knowledge of HCC, no purchaser (together with its affiliates and associates) acquires beneficial ownership of a block of shares of the Company in excess of 5% (in the case of a public offering) or 2% (in the case of any block trade) of the outstanding Class A Common Stock; and

▪	to an affiliate of Hallmark Cards or pursuant to a bona fide pledge of the shares to a lender that is not an affiliate of Hallmark Cards (collectively, a “Permitted Transfer”).

A “Premium Transaction” is a transaction involving the sale or transfer by Hallmark of its shares of Class A Common Stock to a third party (by merger or otherwise) in which all stockholders unaffiliated with Hallmark will be entitled to participate and will be entitled to receive both (x) consideration equivalent in value to the highest consideration per share of Class A Common Stock received by HCC in connection with such transaction, and (y) a premium of $0.50 per share of Class A Common Stock (subject to adjustment for any stock splits, combinations, reclassifications, adjustments, sale of Class A Common Stock by the Company, or sale of Class A Common Stock by HCC pursuant to a public offering or block trade as permitted above, or any similar transaction).  For the avoidance of doubt, the aggregate premium shall not exceed $17,400,880, which is the product of the number of outstanding shares owned by minority stockholders as of the date of the Master Recapitalization Agreement multiplied by $0.50.  Also, for the avoidance of doubt, HCC may effectuate a Premium Transaction pursuant to a short-form merger (or other merger) between the Company and HCC or any purchaser of its shares, so long as the holders of Class A Common Stock not affiliated with HCC receive the consideration provided for in this paragraph in connection with such merger.

o
From and after January 1, 2014 until the earlier of (x) December 31, 2020 and (y) such time as Hallmark and its controlled affiliates no longer beneficially own a majority of the outstanding Class A Common Stock, HCC may not sell or transfer, in one or a series of related transactions, a majority of the outstanding shares of Class A Common Stock to a third party, unless (i) in a Permitted Transfer, (ii) with the prior approval of a special committee of the Board of Directors or (iii) all stockholders unaffiliated with Hallmark will be entitled to either (a) participate in such transaction on the same terms as HCC or (b) receive cash consideration equivalent in value to the highest consideration per share of Class A Common Stock received by HCC in connection with such transaction.

In addition, the Stockholders Agreement sets forth the terms on which Hallmark Cards or one of its affiliates is required to provide a guarantee of the Revolver.  The Hallmark obligations regarding the standstill provisions, co-sale rights and the guarantee of the Revolver will terminate upon a payment default on the New Debt, subject to a 60-day grace/cure period.  The Stockholders Agreement also terminates on the earlier of such time as Hallmark and its affiliates cease to own a majority of the Class A Common Stock or December 31, 2020.

Listing Requirements

Pursuant to the Stockholders Agreement, the Company will use its commercially reasonable best efforts to maintain the listing of the Class A Common Stock on the NASDAQ Global Market through December 31, 2013.  Until that date, HCC will (i) vote in favor of any proposed amendment to the Company’s certificate of incorporation to effect a reverse stock split with respect to the Class A Common Stock to maintain the listing on the NASDAQ Global Market if recommended by a majority of directors who are not affiliates of Hallmark and (ii) reasonably cooperate with the Company in meeting with representatives of the NASDAQ Global Market in support of such listing.  Through December 31, 2013, HCC will not cause the Company to voluntarily delist the shares of Class A Common Stock from NASDAQ Global Market or deregister the shares of Class A Common Stock under the Securities Exchange Act of 1934, as amended (except in connection with a Premium Transaction or tender offer by Hallmark which is a permitted acquisition of stock as described above).

Martha Stewart Agreement

In January 2010, Crown Media United States, LLC entered into a multi-year agreement with Martha Stewart Living Omnimedia, Inc. (“Martha Stewart Living”) to exclusively televise original episodes of the popular daytime home and lifestyle series The Martha Stewart Show on Hallmark Channel beginning September 2010. As part of the agreement, Martha Stewart Living will also develop a range of new and original series and prime time specials that will complement Hallmark Channel’s schedule.  Beginning in the fall of 2010, Mondays through Fridays, The Martha Stewart Show, will be presented 10 a.m. to 11 a.m. (ET/PT), kicking off a two-and-half-hour block of original Martha Stewart programming.  Following The Martha Stewart Show, from 11 a.m. to 12:30 p.m. (ET/PT) each weekday, the Hallmark Channel will present exclusive original programming currently in development at Martha Stewart Living that will feature a portfolio of creative content for which the Martha Stewart brand is known and which will showcase experts and personalities from within Martha Stewart Living.  Additionally, Martha Stewart Living will develop numerous holiday and interview specials for prime time on the network.

Company History

Crown Media Holdings, Inc. was incorporated in the State of Delaware in December 1999. Its wholly-owned subsidiary, Crown Media United States, LLC, owns, operates and distributes the Channels. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments”), a subsidiary of Hallmark Cards, the National Interfaith Cable Coalition, Inc. ("NICC"), The DIRECTV Group, Inc. and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation ("Liberty Media") and J.P. Morgan Partners (BHCA), L. P. ("J.P. Morgan").

Hallmark Cards controls the Company through its ownership of more than 80% of the equity interests in Hallmark Entertainment Investments and its control over the voting of our Class A and Class B common stock held by Hallmark Entertainment Investments.  See also the description of the Hallmark Entertainment Investments Co. Stockholders Agreement in Part III - Item 13 below and Part III - Item 12 below regarding beneficial ownership of our securities.

Employees

We had 178 employees at December 31, 2008, and 159 employees at December 31, 2009. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good. Most of our Channels’ employees work at our offices in Studio City, California and New York, New York.

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

Pay television distributors own and operate the platforms used to deliver channels to subscribers. These distributors use several different technologies to reach their subscribers as described below. Distributors attempt to create a mix of channels that will be attractive to their subscriber population in an attempt to gain new subscribers and to reduce subscriber turnover. Distributors have different levels of service for subscribers, with each service level containing some different channels. Pay television distributors often create “tiers” of programming services, and our services occasionally are offered on family or movie programming tiers. Various distributors offer additional broadband services such as Internet access, telephony and video-on-demand over their systems.

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

Distribution Platforms

Four major distribution platforms are currently used to transmit programming. First, cable television systems use coaxial or fiber optic cable to transmit multiple channels between a central facility, known as a headend, and the individual subscriber's television set. Second, analog and digital satellite broadcast systems (such as direct-to-home or “DTH”) use satellite transponders to broadcast television programming to individual dwellings with satellite reception equipment, including a dish and a decoder. Third, telephone companies (“Telcos”) feature a combination of traditional cable and Protocol Television (“IPTV”) technologies. For example, Verizon adopted a hybrid model combining traditional cable and IPTV technologies while AT&T launched full-fledged IPTV networks.  While traditional cable systems devote a slice of bandwidth for each channel and then cablecast them all out at once, IPTV uses a "switched video" architecture in which only the channel being watched at that moment is sent over the network, freeing up capacity for other features and more interactivity. Channels can also be distributed through satellite master antenna television (“SMATV”). SMATV is used primarily for buildings, such as apartments and hotels that receive programming from satellites by means of a single antenna that is connected to the buildings’ headend. The television signals are then distributed to individual units in the building by cable. For promotional purposes we exhibit excerpts of certain programming, and in one case, an entire program, on our website.  The one case is the offering of our original series “Adoption” on the internet, for both its first and second seasons. Additionally, we offered streaming of certain original Holiday movies online during December 2009.  We also currently offer certain episodes of Jack Hanna’s Animal Adventure online in full length.

Sources of Revenue

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

Generally, our distribution agreements last from three to ten years, and usually include annual increases of subscriber fees. In the past, for the most part, these distribution agreements also involved payments by us for the establishment of the relationship or, together with or in lieu of any payment, waived subscriber fees for our Channels to distributors for a period of time.  Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information regarding subscriber fees.

Advertising Revenue

Television advertising is sold in a variety of formats. Most advertising supported cable networks rely largely upon the spot advertisement format. Spot advertisements are normally 30 seconds long and air during or between programs. They are often sold in packages of a certain number of spots with a commitment to deliver a certain number of viewers. An alternative to spot advertising is sponsorship, by which a company sponsors a program or selection of programs on a channel and receives enhanced exposure for its brand and products in these programs. An additional form of television advertising is direct response advertising, which is designed to elicit a specific and quantifiable response from the viewer.  Unlike spot advertising, fees payable for this form of advertising are measured by viewer response to advertising, such as product purchases, rather than the viewer ratings which measures success in programming.  A majority of the Hallmark Channel advertising revenue is comprised of spot advertising. The Hallmark Movie Channel’s revenue has been comprised to date primarily of direct response revenue. Please see “Current Challenges – Ratings” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on the Hallmark Movie Channel’s commencing to sell spot advertising based on Nielsen ratings.

The ability of a television channel to generate advertising revenue largely depends on estimated or actual viewing levels, primarily based on ratings, and on advertising rates. In the United States, independent ratings systems on which advertising sales can be based are well established and widely accepted within the industry. In addition, pay television channel providers and distributors may also provide estimated or actual subscriber information. Our rates for spot advertisements are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership. Revenue is recorded net of estimated delivery shortfalls (often referred to as “audience deficiency units”).  Audience deficiency units (“ADUs”) are units of inventory (rights to utilize future advertising timeframes) that are made available to advertisers as fulfillment for past advertisements in programs that under-delivered on the guaranteed viewership ratings.  ADUs are usually settled by providing the advertiser additional advertising time. Historically, there has been no cash paid to an advertiser to settle ADUs , but in 2009, the Company provided an immaterial amount of cash for settlements. The remainder of the revenue is recognized as the “make-good” advertising time is delivered in satisfaction of ADUs. Revenue from direct response advertising depends largely upon actions of viewers.

Our Channel typically sells approximately 50% of its advertising in the “up-front” season, generally in June and July, for the last quarter of the same year and the first three quarters of the following year.  We hold back a small percentage of our inventory for ADUs and sell the remainder in the spot or scatter market and to advertisers that purchase up-front inventory on a calendar year basis.  For information on the up-front 2009/2010 season, see “Advertising Revenue” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Among the 76 ad-supported cable channels in the United States market in 2009, the Hallmark Channel ranked 14th in total day viewership with an average 0.589 household rating for the year and 10th for prime time with an average 0.991 household rating for the year, according to Nielsen Media Research.  In 2008, among the 73 ad-supported cable channels in the United States market, the Hallmark Channel ranked 11th in total day viewership with an average 0.695 household rating and 8th for prime time with an average 1.168 household rating, according to Nielsen Media Research.  Total day means the time period measured from the time each day the broadcast of commercially-sponsored programming commences to the time such commercially-sponsored programming ends.

We have advertising sales offices in New York, Los Angeles, Chicago, and Atlanta. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on our Channels. In December 2008, we entered into an agreement with Google Inc. under which advertisers may place ads on the Channels through the Google platform, which started in early 2009 for the Hallmark Movie Channel and the Hallmark Channel.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for further information on advertising and ratings.

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

Examples of programming from other producers include, the Hallmark Channel original movies Come Dance at My Wedding, The Good Witch, Mrs. Washington Goes to Smith, and Old Fashioned Thanksgiving. Examples of programming from the RHI Entertainment Distribution library include, Steve Martini’s The Judge, The Outsider, Talking to Heaven, and The Five People You’ll Meet in Heaven. We benefit from original productions, whether they have aired on other networks or are premiered on our Channel. Examples of other third party programming shown on our Channel include the popular series M*A*S*H, Little House on the Prairie, 7th Heaven, Touched by an Angel, The Golden Girls and Cheers.  Examples of Twentieth Television family-friendly movies include Big, Cheaper by the Dozen, Home Alone and Working Girl.  Other examples of our third party programming include acquired movies and miniseries such as Ever After, The Ultimate Gift, My Favorite Martian and Hocus Pocus. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time.

Our channels air, and benefit from, programming previously shown as Hallmark Hall of Fame such as John Grisham’s Painted House, The Magic of Ordinary Days, Back When We Were Grownups, Sarah, Plain and Tall and What the Deaf Man Heard.

We have occasionally sublicensed exhibition rights to third parties to select programs in order to reduce our programming costs.

Distribution

The Hallmark Channel ended 2009 with 88.3 million subscribers, an increase of 3% from 85.5 million at the 2008 year-end. We currently distribute the Hallmark Channel to approximately 85% of all United States pay television subscribers. The following table shows the approximate number of pay television households and the Hallmark Channel subscribers for each of the eleven largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2009.

			HALLMARK
		HALLMARK	CHANNEL - U.S.
	TOTAL U.S. PAY TV	CHANNEL - U.S.	% OF PAY TV
PAY TELEVISION DISTRIBUTOR	HOUSEHOLDS (1)	SUBSCRIBERS (1)	HOUSEHOLDS
	(In thousands, except percentages)

Comcast	27,034	22,618	83.7%
DIRECTV	18,441	17,717	96.1%
Time Warner	15,775	13,282	84.2%
Dish Network	13,851	11,778	85.0%
Cox	5,528	4,670	84.5%
Charter	5,701	4,621	81.1%
Cablevision	3,001	2,540	84.6%
AT&T (U-verse)	1,817	1,777	97.8%
Verizon Communications (FiOS)	2,035	1,722	84.6%
Mediacom	1,553	1,289	83.0%
NCTC and all others	9,238	6,306	68.3%
Total	103,974	88,320	84.9%

(1) Source: Nielsen Code and The Nielsen Public U.E. December 2009.

Our subscribers in the United States have grown from approximately 16.0 million full time subscribers at January 1, 2001.

Our major distribution agreements have terms with options which extend through December 2023. Of these distribution agreements, an agreement accounting for approximately 5% of our subscriber base at December 31, 2009, will expire and be the subject of renewal negotiations on or prior to December 31, 2010. A distribution agreement with NCTC representing approximately 9% of our Hallmark Channel subscriber base as of December 31, 2009, expired in December 2009.  Our Channels continue to be distributed by NCTC under the terms of the expired agreement through an extension to that agreement while negotiations continue on a renewal.

At December 31, 2009, the Hallmark Movie Channel was distributed to over 29.1 million subscribers, an increase of nearly 14.5 million subscribers from 14.6 million at December 31, 2008. As of October 15, 2009, the Hallmark Movie Channel was distributed in the nation’s top 30 demographic measurement areas (DMA’s).

Sales and Marketing

Our primary target demographics are women aged 25 to 54 and adults aged 25 to 54.  Our programming is targeted to adults, but is generally appropriate for viewing by the entire family, which is important to viewers, advertisers and affiliates.

For over fifty years Hallmark has been a leader in high-quality original television production. The Hallmark Channel and the Hallmark Movie Channel have the exclusive cable license to broadcast the movies previously shown as Hallmark Hall of Fame, a selection of movies from an award-winning entertainment series.

The power of the Hallmark brand and the quality of our programming combine to:

•	provide our viewers with tangible evidence of our commitment to the best in entertainment for the entire family;

•	enhance our ability to attract advertising commitments and higher rates (“Cost-Per-Thousands” or “CPM’s”) from the largest advertisers; and

•	provide a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

Crown Media Holdings currently uses the websites www.hallmarkchannel.com and www.hallmarkmoviechannel.com to promote the Channels and their programs and to provide information to potential viewers.  These websites support major programming events such as original movie premieres and program acquisitions as well as contain information regarding the Channels’ program schedule and information on the Channels’ programs and their stars. Further, the sites provide platforms for viewer participation in the Channels’ sweepstakes promotions and community areas.  The sites have advertiser imaging including banner messages and video content.

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

The creation of on-air promotional segments “interstitials,” which are broadcast between the feature movies, miniseries and series, are typically created by the Company’s employees, but are occasionally outsourced to external vendors. These interstitials are intended to invite viewership, guide viewers to specific programming, and promote "brand awareness" for the Channels. Occasionally, these interstitials are sponsored by advertisers, resulting in additional advertising revenue.

The scheduling department creates the play list, which contains a list of daily programming. The scheduling department works with advertising sales, research and distributor sales and marketing personnel to continuously monitor the effectiveness of programming content and sequence. The play list is then forwarded to the traffic department.

The traffic department inserts promotional segments and advertising into the play list and creates the daily log, which contains a detailed schedule of the stream of programming, commercials and promotional materials that will ultimately be distributed to the subscribers of the Channels.

Channel Delivery

We deliver the daily log and digital tapes of the Hallmark Channel and Hallmark Movie Channel programming, commercials and promotional messages to a third party network operations center in Los Angeles, California, where the programming, advertising and promotional elements are combined and compressed.  The Channels are compiled in high definition (“HD”) and then the same versions of the Channels are created in standard definition (“SD”). The Los Angeles facility transmits the combined signals to a satellite transponder that covers the United States. The transponder transmits the signal back to cable head-end facilities, Telcos and direct-to-home satellite services operated by pay television distributors who receive and decode our signal and transmit our Channels to their subscribers.

The following chart summarizes for the primary distribution platforms through which we deliver our Channels, our primary pay television distributors, and the uplink and satellites we currently use to deliver our Channels.

Primary	Primary	Channel	Uplink
Distribution	Pay TV	Origination	Providers/
Platforms	Distributors	Providers/Locations	Locations	Satellites

Cable	AT&T (U-verse)	Andrita Studios	Andrita Studios	Hallmark Channel:
	Cablevision	Los Angeles, CA	Los Angeles, CA	SES Americom
Charter
	Comcast			Hallmark Movie Channel: AMC 11
Cox
NCTC
Mediacom
Time Warner
Verizon Communications (FiOS)

Satellite	DirecTV	Andrita Studios	Andrita Studios	Hallmark Channel:
Direct-to-	Dish Network	Los Angeles, CA	Los Angeles, CA	SES Americom
home
Hallmark Movie Channel: AMC 11

The contracts with the parties providing origination, uplink, satellite and other services for the delivery of our Channels in the United States expire from 2013 through 2019. Such contracts may be terminated by the vendors prior to the expiration of the contracts under conditions that are customary to contracts of this type.  Amounts payable under these contracts, as well as international contracts, are reflected in “Operating and Capital Leases” in the schedule of contractual commitments as of December 31, 2009, as shown in Item 7 below. Agreements with two other parties for the delivery of the Channels were terminated in early 2010. See “Results of Operations – Year Ended December 31, 2008 Compared to Year Ended December 31, 2009 – Cost of Services” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding these terminations.

Competition

The pay television industry is highly competitive. Our Channels compete for distribution, viewers and advertisers with other pay television channels, broadcast television channels and with other general forms of entertainment.

There are several sources of competition within our industry, each of which affects our business strategy. The Hallmark Channel competes with other general entertainment programming from TNT, USA Network, A&E, TV Land, Lifetime, Oxygen, ABC Family and other similarly targeted channels. We compete with these channels for viewers and advertising dollars based upon quality of programming, number of subscribers, ratings and subscriber demographics. We compete with all channels for carriage on cable, satellite and telephone systems that may have limited capacity.

Competition continues to intensify as the industry shifts from analog distribution to digital distribution. Many pay television distributors have upgraded their physical infrastructures to accommodate digital delivery, which provides significantly more channel capacity. In an effort to accelerate the conversion, pay television distributors are attempting to place new channels on their digital tier as opposed to their limited, yet more widely-distributed, basic analog tiers. Although competition for the remaining analog channel space is still intense, as more and more subscribers are converted, the digital tier is expected to become the dominant platform.

Competitive Strengths

We believe that our primary competitive strengths include the following:

•	Programming. We have established a track record of providing high quality family programming.

•
Pay Television Channels Branded with the Well-Known Hallmark Name. Our Channels are branded with the Hallmark name. We believe that viewers and distributors associate the Hallmark brand with family values and high quality content. Our association with this brand facilitates our efforts to achieve increased distribution and to attract additional viewers, which in turn affects ratings and advertising revenue.

•
Experienced Management.  Members of our senior management team have experience promoting and operating channels. They have held senior positions at such companies as ABC, CBS Sports, Fox Family, Discovery Channel, AMC and USA Networks.

Competitive Risks

We believe that our primary competitive risks include the following:

•
One Primary Channel Distributed Domestically.  We operate only two channels.  Many of our competitors have more than two channels and are also diversified entertainment companies, giving them an advantage in dealing with distributors and advertisers. These companies are also able to leverage costs across multiple channels. Until the Hallmark Movie Channel is more widely distributed, it will not provide significant leverage in negotiations with distributors and advertisers.

•
Entertainment Programming.  Our programming is entertainment designed for adults and families and is intended to meet quality standards that are associated with the Hallmark trademark.  Our competitors may have more flexibility in programming.

•
Ratings Which Affect Advertising.  Our ratings are a significant and generally positive factor. Nevertheless, our competitors include channels with more subscribers and higher ratings, which affect rates that we can charge for advertising.

Research

The research department at the Company provides strategic and tactical guidance to decision-makers within the Company, as well as supplying information about the Channels to our potential advertisers and affiliates. This department provides data on the size and demographics of our audience and information about our audiences, competitors, markets and industry.

Currently, our Channels’ research department translates our overall business strategy into a cohesive research program.  This information assists our executives to more effectively target, brand, promote, program, and better understand where opportunities lie, in order to increase our Channels’ market share.

The research department has sophisticated research tools and competitive tracking database hardware and software. Trends and changes from these ratings systems are reported to top management for short and long-term strategic planning.

Our Channels’ performance is tracked through an internal tracking study established in July 2001, which is a monthly telephone survey conducted among a national probability sample of approximately 1,000 adults. The research department also subscribes to a number of other services, which are useful in obtaining information about viewers of our Channel.

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

Our Channels have a history of net losses and we expect to continue to report net losses for the foreseeable future. As of December 31, 2009, we had an accumulated deficit of approximately $2.2 billion, total stockholders’ deficit of approximately $698.0 million, and goodwill of approximately $314.0 million.

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

We believe that our ability to continue operations depends upon completion of the Recapitalization.

We are unable to meet our debt obligations due August 31, 2010, which are owed to affiliates of Hallmark Cards and are owed under the bank credit facility.  The Recapitalization is intended to exchange the existing debt obligations to the Hallmark affiliates for new debt, preferred stock and common stock.  Hallmark Cards and its affiliates own beneficially a sufficient number of shares of Class A and Class B stock to approve the Recapitalization transactions.  Nevertheless, consummation of the Recapitalization transactions is not assured.  Various conditions must be satisfied for a closing of the Recapitalization, including that Hallmark Cards has not delivered a written notice to the Company certifying that Hallmark Cards, in its sole discretion, shall have determined that the status of any pending or threatened litigation or a regulatory proceeding involving the Company or its subsidiaries in connection with the Recapitalization is unsatisfactory to Hallmark Cards.  A lawsuit challenging the original proposal for the Recapitalization was filed in 2009, and the plaintiff in that lawsuit has indicated a continuing objection to the Recapitalization.  We do not know what steps will be taken in this existing lawsuit or whether any new lawsuits will be brought in regard to the Recapitalization.  In any event, there can be no assurance that the Recapitalization will be completed.

Our substantial indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

We have a substantial amount of indebtedness. At this time, prior to the Recapitalization, to the extent interest is deferred and added to principal, the indebtedness increases. As of December 31, 2009, our total debt was $1.1 billion, and we had $10.5 million of cash and cash equivalents and $44.0 million available under our bank credit facility to support our operations.

As a result of our present level of debt and the terms of our debt instruments:

• our vulnerability to adverse general economic conditions is heightened;

• we are required to dedicate a portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

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

Our ability to meet our debt and other obligations and to reduce our total debt likely depends at this time on completing the Recapitalization; in the future our ability to meet our debt and other obligations will depend on our operating performances and on economic, financial, competitive and other factors. There can be no assurance that our leverage and such restrictions will not materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities.

Even if the Recapitalization is completed, we will have substantial indebtedness (although significantly reduced) as well as dividends that are paid or accrued on the preferred stock that will be outstanding, and the factors listed above (some to a lesser extent) will continue to apply.

Information concerning our liquidity may be found in Note 1 of our Notes to Consolidated Financial Statements in this Report.

We have significant interest expense, which may impact our future operations.

High levels of interest expense could have negative effects on our future operations. Interest expense, which includes amortization of debt issuance costs and interest expense on borrowings under our senior and demand notes and bank credit facility, was significant over the past year. Although interest expense was lower in the past twelve months than in the previous twelve months, we continue to have significant outstanding indebtedness and related interest expense. The Recapitalization would significantly reduce our outstanding indebtedness and interest expense; nevertheless, even with the Recapitalization, there will be substantial indebtedness and related interest expense. A substantial portion of our cash flow from operations will be used to pay our interest expense and will not be available for other business purposes. In addition, we may need to incur additional indebtedness in the future. We cannot be assured that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

Our liquidity is dependent on external funds.

Although in the past twelve months we generated positive cash flow from operations, unanticipated significant expense or any developments that hamper our growth in revenue or decreases any of our revenue, may result in the need for additional external funds in order to continue operations. Except for the Recapitalization, we have no arrangements for any such additional external financings, whether debt or equity, and are not certain whether any new external financing would be available on acceptable terms.  Any new debt financing would require the cooperation and agreement of existing lenders.

The Company is currently unable to meet its debt obligations to Hallmark Cards and its affiliates and under the bank credit facility which come due on and after August 31, 2010.  A default on the obligations due on August 31, 2010, would also result in a default under the Company’s 10.25% Senior Secured Note. The Company anticipates that prior to August 31, 2010, it will be necessary to extend, refinance or restructure (i) the bank credit facility and (ii) the promissory notes payable to affiliates of Hallmark Cards.  To accomplish those changes, the Company plans to complete the Recapitalization.

The Recapitalization contemplates that we will endeavor to have a revolving line of credit with JPMorgan Chase or another third party in the amount of $30.0 million with a maturity date of not less than 360 days from closing the Recapitalization.

There is no assurance that Hallmark Cards and its affiliates will extend dates for the deferral of payments on indebtedness owed by us or participate in any extension, refinancing or restructuring of the indebtedness.

We have substantial outstanding obligations owed to Hallmark Cards and its affiliates.  These obligations include promissory notes and amounts owed under a service agreement.  Hallmark Cards, its affiliates and we are parties to the Waiver Agreement, as amended, under which principal payments and certain interest payments on the promissory notes are deferred until August 31, 2010, subject to earlier termination as provided in that Agreement.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Bank Credit Facility and Hallmark Notes and Item 13 - Certain Relationships and Related Transactions and Director Independence.  These obligations and the Waiver Agreement have been negotiated by us with Hallmark Cards and its affiliates.  Hallmark Cards and its affiliates have indicated that they do not intend to extend the Waiver Agreement beyond August 31, 2010.  Any decision by Hallmark Cards and its affiliates on these matters other than pursuant to the Recapitalization is at their discretion.

“Most Favored Nations” provisions may require modification of existing distribution agreements which could adversely affect subscriber revenue.

A number of our existing distribution agreements contain "most favored nations" or “MFN” clauses. These clauses typically provide that, in the event we enter into an agreement with another distributor on more favorable terms, these terms must be offered to the distributor holding the MFN right, subject to certain exceptions and conditions. These clauses cover matters such as subscriber fees, launch support, local advertising time and other financial and operating provisions. In the past, after entering into new distribution agreements, we have been asked by some of the distributors holding MFN rights to modify their distribution agreements to incorporate financial terms similar to those in the new agreements.  Any claims of this type in the future could result in lower overall subscriber revenue or increased cash outlays; however, if our subscription base is increased as a result of such modifications, it could result in higher advertising revenue.

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

In the second, third and fourth quarters of 2009, except for the holiday period commencing with Thanksgiving and ending on January 3, 2010, we experienced declines in viewer ratings across demographic categories, compared to the same periods of 2008, resulting in decreases in advertising revenues and cash flows.  This decline has continued in the early part of 2010.  A number of changes to our program schedule were implemented in the second and third quarters of 2009, including the replacement of programs that had appeared in the schedule for a number of years, as well as a shift in scheduling strategy to more specifically target our prime demographic group of women 25-54.  These changes have caused a temporary disruption to established viewing patterns for our audience resulting in declines in household ratings but over time are intended to increase our delivery of viewers in the women 25-54 demographic category.  We are considering further changes in our programming that may be helpful.  We must successfully implement the program rescheduling with an increase in ratings, which is uncertain, or otherwise address the decrease in ratings in order to maintain or increase our advertising revenues, to maintain subscriber fees and to maintain or improve our cash flow from operations.

In addition, our delivery of key demographics continues to be impacted by industry developments.  One potentially significant factor is the continued growth of time-shifting digital video recording devices (DVRs). DVRs heighten the impact of competition as viewers are able to increase their access to what they consider to be new, compelling content.  The number of cable networks investing in original programming increased 74% in 2009, and acquired (non-original) programming now represents only 33% of the prime time cable programming.  Although Hallmark Channel continues to invest in original programming, our increase in investment for original content did not match the growth of the market or many of our competitors.

If we are unable to increase our advertising revenue, we may be unable to achieve improved results.

Although it is expected over time that our advertising revenue will increase, if we fail to significantly increase our advertising revenue, we may be unable to achieve or sustain improved results or to expand our business.  A failure to increase advertising revenue may be a result of any or all of the following: (i) a continued decline in viewer ratings mentioned above; (ii) the current economic environment presents uncertainty regarding the condition of the advertising marketplace and the financial health of many industry segments and individual companies, including those which advertise on our channels; (iii) we may be unable to reduce our average viewer age to be within our target audience of viewers between the ages of 25 and 54; (iv) we may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience; (v) our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors; (vi) the advancement of technologies such as Digital Video Recording may cause advertisers to shift their expenditures to media in which their commercial messages are not circumvented by the technology; and/or (vii) we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots to fulfill guaranteed delivery numbers which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our channels and our number of subscribers.

Current economic conditions have resulted in softness of advertising rates and may materially adversely impact our business.

In the second half of 2008 and during the first three quarters of 2009, we experienced some softening of our general advertising rate prices and a more dramatic decrease in the rates of our direct response advertising because of economic conditions.  The volume of advertising has not been impacted. See “Results of Operations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2008 Compared to Year Ended December 31, 2009, in this Report for additional information on this subject.

In addition, the turmoil in the investment market, the tightening of credit and relatively high, increasing levels of unemployment in the United States have lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and possibly a reduction in business activity generally.  A continuation of these conditions could have the following negative effects, among others:  (1) a reduction in spending by advertisers and consumers in general, which in turn could reduce our number of subscribers and/or advertising rates, resulting in reduced revenue; and (2) a further increase in bad debts or the reserve for bad debts.  These factors could make more difficult the goal of a continuing positive cash flow, any renewal of the Bank credit facility and any financial restructuring.

Hallmark Entertainment Investments controls us and this control could create conflicts of interest or inhibit potential changes of control.

Hallmark Entertainment Investments owns all of our outstanding shares of Class B common stock and, together with other affiliates of Hallmark Cards, owns approximately 71.8% of the outstanding shares of our Class A common stock, representing in the aggregate approximately 94.5% of the outstanding voting power on all matters submitted to our stockholders. Hallmark Entertainment Holdings, a subsidiary of Hallmark Cards, controls the voting of all our shares held by Hallmark Entertainment Investments. Additionally, a significant portion of our overall indebtedness is held by Hallmark Cards or its wholly owned affiliates. This control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Class A common stock. As a result, the market price of our Class A common stock could suffer, and our business could suffer. In addition, the control that Hallmark Cards and/or these specific wholly-owned affiliates may exert over us, either directly or indirectly, could give rise to conflicts of interest in certain situations.

After the Recapitalization, Hallmark Cards will own 90.1% of the outstanding Common Stock and will be subject to standstill and other provisions in a stockholder agreement as described earlier in this Report.

We could lose the right to use the name “Hallmark” because we have limited-duration license agreements, which could harm our business.

We license the name "Hallmark" from Hallmark Licensing, Inc., a subsidiary of Hallmark Cards, for use in the names of our Channels. This license will expire on September 1, 2010. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including failure to comply with Hallmark Cards' programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue.

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

• any failure to recapitalize or restructure our outstanding indebtedness;

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

 Additionally, of the approximately 74.1 million shares of the Company’s outstanding Class A common stock, only 11.6 million shares (approximately 16%), plus shares held by The DIRECTV Group, Inc. and National Interfaith Cable Coalition, are held by non-affiliates of the Company. This stock ownership structure may also be a cause of volatility in the market price of the Company’s Class A common stock.

Prior to entering into a new agreement on January 2, 2008, certain programming and other commitments in then existing agreements with the National Interfaith Cable Coalition (“NICC”) would have terminated upon the sale of 50% or more of the shares of Class A common stock owned by NICC.  On January 2, 2008, we and NICC entered into a new agreement superseding prior agreements and terminating most programming relationships with NICC.  Additionally, NICC owns approximately 4.4 million shares of the Company’s Class A common stock.  As a result of the agreement mentioned above, NICC has sold some of its Class A common stock and may continue to do so, which could have an adverse impact on the share price of our Class A common stock.

Risks Relating to Our Industry

The recent change in the television rating system in the United States could reduce our Channel revenue and our ability to achieve profitability.

Our domestic advertising revenue is partially dependent on television ratings provided by Nielsen Media Research. In 2007, Nielsen modified its ratings system by increasing its household sample size. In the fourth quarter of 2007, Nielsen began measuring and providing performance data based on viewing of commercial content as well as programming content.  As the impact of the changes continue to take effect, our ratings could either be positively or negatively affected by these changes, depending on the demographic characteristics of the households added to the Nielsen sample and the nature of the changes in the measurement systems.  From the beginning of the fourth quarter of 2007 through the fourth quarter of 2008, we experienced a decrease in viewers of approximately 5% under the new ratings measurement system compared to the system previously in use. We continue to factor the new rating information into our advertising rates as Nielsen is continually in the process of modifying its ratings system to accommodate emerging technologies.

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

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd.	Executive and administrative office and post	37,164
Studio City, California	production and editing facilities
1325 Avenue of the Americas	Advertising sales and administrative office	16,937
New York, New York	and advertising traffic
6430 S. Fiddlers Green Circle	Administrative office	4,500
Greenwood Village, Colorado
205 N. Michigan Ave.	Advertising sales office	3,048
Chicago, Illinois
1170 Peachtree Street	Advertising sales office	180
Atlanta, Georgia

We own most of the equipment and furnishings used in our businesses, except for satellite transponders, which are leased. See Note 6 of Notes to Consolidated Financial Statements for information on our leasing of property and equipment.

ITEM 3. Legal Proceedings

On July 13, 2009, a lawsuit was brought in the Delaware Court of Chancery against each member of the Board of Directors of Crown Media Holdings, Hallmark Cards and its affiliates, as well as the Company as a nominal defendant, by a minority stockholder of the Company regarding the recapitalization proposal (the “Proposal”) which the Company received from HC Crown Corp. The plaintiff is S. Muoio & Co. LLC which owns beneficially approximately 5.8% of the Company's Class A common stock, according to the complaint and filings with the Securities and Exchange Commission. The Proposal, which the Company publicly announced on May 28, 2009, provides for a recapitalization of its outstanding debt to Hallmark Cards affiliates in exchange for new debt and convertible preferred stock of the Company. The lawsuit claims to be a derivative action and a class action on behalf of the plaintiff and other minority stockholders of the Company. The lawsuit alleges, among other things, that, the defendants have breached fiduciary duties owed to the Company and minority stockholders in connection with the Proposal. The lawsuit includes allegations that if the Proposal is consummated, an unfair amount of equity would be issued to the majority stockholders, thereby reducing the minority stockholders' equity and voting interests in the Company, and that the majority stockholders would be able to eliminate the minority stockholders through a short-form merger. The complaint requests the court to enjoin the defendants from consummating the Proposal and to award plaintiff fees and expenses incurred in bringing the lawsuit.

On July 22, 2009, a Stipulation Providing for Notice of Transaction (the “Stipulation”) was filed with the Delaware Court of Chancery.  The Stipulation provided that the Company cannot consummate the transaction contemplated in the Proposal until not less than seven weeks after providing the plaintiff with a notice of the terms of the proposed transaction, including copies of the final transaction agreements.  If the plaintiff moves for preliminary injunctive relief with respect to any such transaction, the parties will establish a schedule with the Court of Chancery to resolve such motion during the seven week period.  In addition, following the decision of the Court of Chancery, the Company will not consummate any transaction for a period of at least one week, during which time any party may seek an expedited appeal.  The Stipulation further provides that the plaintiff shall withdraw its motion for preliminary injunction filed on July 13, 2009 and that the action shall be stayed until the earlier of providing the notice of a transaction or an announcement by the Company that it is no longer considering a transaction.  Notice of the terms of the proposed Recapitalization, including copies of the agreements, was provided to the plaintiff on March 1, 2010.

By a letter of February 28, 2010, the plaintiff in this lawsuit informed the Special Committee of the Board of Directors, which considered and negotiated the Recapitalization, that the plaintiff objected to the proposed Recapitalization on the terms set forth in the term sheet dated February 9, 2010.  The plaintiff asserted, among other things, that the transactions contemplated by the term sheet would unfairly dilute the economic and voting interests of the Company’s minority stockholders, that the transactions should be subject to a vote of the majority of the minority stockholders and that the proposed transactions remain inadequate.  The plaintiff indicated that if the Company executed definitive documents for the Recapitalization, the plaintiff would pursue the litigation.  The February 26, 2010, agreements executed by the Company for the Recapitalization followed the provisions in the earlier term sheet.

It is not currently possible to predict the outcome of the proceeding discussed in this report. The plaintiff does not seek monetary damages from the Company. Legal fees incurred to defend the proceeding described in this report will be expensed as incurred. See “Risk Factors” above for any potential impact of this lawsuit on completion of the Recapitalization.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on the NASDAQ Global Market under the ticker symbol "CRWN." There is no established public trading market for our Class B common stock, of which 100% is owned by Hallmark Entertainment Investments. Set forth below are the high and low sales prices for our Class A common stock for each quarterly period in 2008 and 2009, as reported on the NASDAQ Global Market.

	Price Range
Common Stock	High	Low
2008
First Quarter	$6.480	$4.520
Second Quarter	$5.440	$4.200
Third Quarter	$5.350	$3.640
Fourth Quarter	$5.230	$1.630
2009
First Quarter	$2.890	$1.170
Second Quarter	$3.280	$1.450
Third Quarter	$2.100	$1.450
Fourth Quarter	$1.940	$1.190

Holders

As of February 12, 2010, there were 55 record holders of our Class A common stock and one record holder of our Class B common stock.

Dividends

We have not paid any cash dividends on our common stock since inception. We anticipate that we will retain all of our earnings, if any, in 2010 to finance the continued growth and expansion of our business, and we have no current intention to pay cash dividends. Our bank credit facility also prohibits our declaring or paying any cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information related to our Amended and Restated 2000 Long Term Incentive Plan, our only equity compensation plan, is presented as of December 31, 2009 in the following table.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding the Number of Securities to be Issued Upon Exercise of Outstanding Options)
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	87	$13.89	9,913

Stock Purchases

We did not make any repurchases of our outstanding shares during the fourth quarter of 2009.  None of our executive officers purchased shares of our Class A Common Stock in open market transactions during the fourth quarter of 2009.

Performance Graph

The following graph compares total stockholder return on our Class A Common Stock since December 31, 2004 through December 31, 2009, to the NASDAQ Composite Index and a Peer Group Index consisting of Time Warner Inc., Outdoor Channel Holdings, Inc. and Walt Disney Co.  The graph assumes that $100 was invested in our stock on December 31, 2004 and that the same amount was invested in the NASDAQ Composite Index and the Peer Group Index.  Historical results are not necessarily indicative of future performance. The following graph is deemed furnished and not filed with the SEC.

The closing sale price for our stock on December 31, 2004, was $8.60.  Our closing stock price on December 31, 2009, the last trading day of our 2009 fiscal year, was $1.45.

ITEM 6. Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, and the consolidated balance sheet data as of December 31, 2005, 2006, 2007, 2008 and 2009, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes for the years ended December 31, 2007, 2008 and 2009,  included in this Annual Report on Form 10-K.

In April 2005, the Company completed the sale of its international business and classified the operating results of the international business as discontinued operations in the accompanying statements of operations for all periods presented. The Company’s discontinued operations consisted of the international channel operations and the international rights to the film library assets.

In December 2006, the Company completed the sale of its film assets.

	Years Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share amounts)
Revenue:
Subscriber fees	$18,746	$24,869	$27,812	$57,153	$63,597
Advertising	143,780	172,950	205,666	222,967	213,770
Advertising by Hallmark Cards	2,335	1,240	508	429	775
Film asset license fees	21,693	1,815	—	—	—
Sublicense fees and other revenue	10,830	305	378	1,245	1,422
Total revenue, net	197,384	201,179	234,364	281,794	279,564
Cost of Services:
Programming costs
Hallmark Cards affiliates	74	74	82	798	1,235
Non-affiliates	120,503	152,119	164,287	139,900	126,293
Amortization of film assets	51,619	14,739	(5,220)	(745)	—
Impairment of film assets	25,542	225,832	—	176	—
Subscriber acquisition fee amortization expense	35,928	31,044	30,996	—	—
Amortization of capital lease	1,158	1,157	1,158	1,158	1,158
Contract termination fees expense	—	—	—	—	4,718
Other costs of services	20,448	11,273	11,222	12,492	14,175
Total cost of services	255,272	436,238	202,525	153,779	147,579
Selling, general and administrative expense	55,138	43,968	61,452	46,706	47,069
Marketing expense	24,160	16,021	19,733	19,603	6,551
Depreciation and amortization expense	4,471	2,865	1,656	1,932	1,947
Gain from sale of film assets	—	(8,238)	—	(101)	(682)
(Loss) income from operations before interest	(141,657)	(289,675)	(51,002)	59,875	77,100
Interest expense, net of interest income	(73,880)	(98,728)	(108,144)	(100,157)	(100,539)
Loss before discontinued operations and cumulative
effect of change in accounting principle	(215,537)	(388,403)	(159,146)	(40,282)	(23,439)
Loss from discontinued operations, net of tax	(10,683)	—	—	—	—
(Loss) gain from sale of discontinued operations, net of tax	(6,538)	1,530	114	3,064	847
Loss before cumulative effect of change
in accounting principle	(232,758)	(386,873)	(159,032)	(37,218)	(22,592)
Cumulative effect of change in accounting principle	—	(2,099)	—	—	—
Net loss	$(232,758)	$(388,972)	$(159,032)	$(37,218)	$(22,592)
Other comprehensive loss:
Foreign currency translation adjustment	(3,434)	—	—	—	—
Comprehensive loss	$(236,192)	$(388,972)	$(159,032)	$(37,218)	$(22,592)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,619	104,788	104,038	104,776	104,788
Loss per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	$(2.06)	$(3.71)	$(1.53)	$(0.39)	$(0.23)
(Loss) gain per share from discontinued operations, basic and diluted	(0.16)	0.02	0.00	0.03	0.01
Cumulative effect of change in accounting principle, basic and diluted	—	(0.02)	—	—	—
Net loss per share, basic and diluted	$(2.22)	$(3.71)	$(1.53)	$(0.36)	$(0.22)

	As of December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,926	$13,965	$1,974	$2,714	$10,456
Goodwill	314,033	314,033	314,033	314,033	314,033
Total assets	1,273,826	767,783	676,241	739,345	698,061
Total long-term debt, excluding current maturities	971,589	975,007	1,044,772	1,090,616	771,814
Stockholders' deficit	(123,189)	(478,944)	(683,760)	(666,933)	(698,030)
Other Data:
Capital expenditures	$504	$713	$1,668	$1,868	$507
Total subscribers at year end	70,666	74,641	83,915	85,540	88,320

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated financial statements and accompanying notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K should be read in conjunction with the discussion and analysis that follows.

Current Challenges

The Company faces numerous operating challenges. Among them are increasing viewership ratings, maintaining and increasing advertising revenue, maintaining and expanding the distribution of the Channels, broadening viewership demographics to meet our target audience, and controlling costs and expenses. In addition, the Company believes that it is necessary to complete the Recapitalization; see “Recapitalization” in Item 1, Business and the “Liquidity” discussion below in this Item 7.

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals.  Our ratings declined from 11th in total day viewership and 8th for prime time in 2008 to 14th in total day viewership and 10th for prime time in 2009.  We believe our ratings are affected by our ability to (i) acquire and produce series and movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate the Hallmark Channel’s highest ratings. In the past, the Company has typically incurred additional marketing and promotional expenses surrounding original productions and certain acquired movies to drive higher ratings. Certain acquired series delivered historically strong ratings, but recently they have been part of the decline experienced in viewer ratings. In order to reverse the recent decline in ratings, we plan to continue or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the expenses relating to these actions.  Our recent acquisition of the broadcast rights of Martha Stewart Living and our planned 26 original productions for broadcast in 2010 are key parts of these plans.

The Hallmark Movie Channel has not been the subject of ratings measurement by Nielsen Media Research. However, as currently planned, the Hallmark Movie Channel will have Nielsen ratings commencing in the second quarter of 2010, and we will sell advertising inventory for the Hallmark Movie Channel commencing in that quarter based on a price per unit of audience measurement.

Advertising Revenue

 Continued weakness in the economy has resulted generally in lower demand and lower rates for our inventory of ad spots available for the scatter market and lower revenue from direct response advertising when comparing the 2009 year to the 2008 year. Notwithstanding the relatively higher CPMs negotiated in the 2008/2009 broadcast year upfront sales period versus the 2007/2008 broadcast year upfront sales period, our advertising revenue for the year ended December 31, 2009, decreased relative to the year ended December 31, 2008, primarily because of lower viewer ratings and also because of lower rates in the scatter market. With the shortfall in achieving viewership commitments, our liability for ADUs has increased significantly since December 31, 2008.

In the 2009/2010 upfront process, we entered agreements with major advertising firms representing approximately 41% of our advertising inventory for the last quarter of 2009 and the first three quarters of 2010.  This inventory was sold at CPMs (i.e., advertising rates per thousand viewers) approximately 1.6% lower than the inventory sold in the 2008/2009 upfront.  In the 2008/2009 upfront sales process, we entered agreements for approximately 51% of our advertising inventory for the last quarter of 2008 and the first three quarters of 2009.  We held more advertising inventory from the 2009/2010 upfront than the 2008/2009 upfront, for use in the general scatter market, because of lower CPMs offered by some advertisers in the 2009/2010 upfront. The Company intends to sell the balance of the general rate inventory for the 2009/2010 broadcast season to advertisers that purchase upfront inventory on a calendar year basis, rather than an advertising year basis, and in the scatter marketplace.

Following the upfront period, sales of our general rate, direct response and paid-programming inventory are made closer to the timing of the actual advertisement.  We have historically seen significant increases in rates on these remaining advertising sales over the rates obtained from our upfront sales.  As compared to the upfront sales for the same periods, scatters rates in 2009 were higher by the following percentages: 45% for the first quarter of 2009; 40% for the second quarter of 2009; 46% for the third quarter of 2009; and 60% for the fourth quarter of 2009.  However, during the fourth quarter of 2008 and each of the quarters in 2009 rates for the scatter market and direct response advertising decreased when compared to the same periods in the prior year, except there was a slight increase in the fourth quarter of 2009 scatter rates as compared to the fourth quarter of 2008 scatter rates.

Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. In prior years, cancellations of upfront contracts were unusual. During the twelve months period ended September 2009 comprising the 2008/2009 broadcast season, advertisers canceled approximately 13% of the inventory covered by such contracts.  The Company sold the balance of the 2008/2009 general rate inventory, including that resulting from the cancellations, in the scatter market.

Distribution Agreements

Distribution agreements are important because they affect our number of subscribers, which in turn have a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. The long-term distribution challenge is renewing our distribution arrangements with the multiple system operators as they expire on favorable terms. Our major distribution agreements have terms which expire at various times from December 31, 2009, through December 2023, inclusive of renewal options. An Agreement with National Cable Televisions Cooperative representing approximately 12% of our total Hallmark Channel subscriber base expired in December 2009. The Company is currently in negotiations with the National Cable Televisions Cooperative to enter into a new agreement. Agreements representing an additional 5% of our subscribers to our Hallmark Channel will expire prior to December 31, 2010.

Domestic telephone companies have entered the business of distributing television channels to households through their wire-lines. We have distribution agreements with several telephone companies for the carriage of the Hallmark Channel, the Hallmark Movie Channel and Hallmark Movie Channel HD, and continue to seek agreements with other telephone companies.

The universe of cable TV subscribers in the United States is approximately 100 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 90 million or more subscribers.  Our goal is for the Hallmark Channel to reach 90 million subscribers and the Hallmark Movie Channel to reach 40 million subscribers in the next one to two years.

Demographics

As pay television channels draw audience share, audience demographics (i.e. viewers categorized by characteristics such as age, sex and income) become fragmented.  As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by buying advertising on channels which attract the desired viewer demographic.

We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54.  However, the average median age of a viewer of the Hallmark Channel was 59.5 in 2009 and 59.8 in 2008.  In order to achieve our revenue goals, we need to draw in our target audience.  The broadcast on the Hallmark Channel of Martha Stewart Show and other Martha Stewart Living productions, commencing in September 2010, are a key part of our efforts to attract our target audience.

For additional information on demographics and viewer ratings, please see “Sources of Revenue – Advertising Revenue” in Item 1, Business, and “Results of Operations – Year Ended December 31, 2008 Compared to Year Ended December 31, 2009 – Revenue” in Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results.

Cost Control

We expect to continue experiencing increases in our bad debt expense during 2010, which increases also occurred in 2009, because of the economic downturn. Such increased expense is expected to result from certain customers, primarily advertisers, which will experience cash flow problems in this adverse economic environment.

We launched a high definition version of the Hallmark Channel in February 2010.  The costs for this launch were approximately $5.0 million, approximately $4.4 million of which represents a non-cash charge related to the terminations of two existing channel delivery agreements, which was recorded in 2009. This amount is subject to change based upon several factors. The Company may also incur additional costs including the cost of converting certain television series to high definition.  The launch of a high definition version will further the Company’s efforts to maintain competitiveness.

Revenue from Continuing Operations

Our revenue consists primarily of subscriber fees and advertising fees.  For the years ended December 31, 2007, 2008 and 2009 revenue derived from subscriber fees for the Channels was approximately $27.8 million, $57.2 million and $63.6 million, respectively.   For the years ended December 31, 2007, 2008 and 2009 revenue from the sale of advertising time on our Channels were approximately $206.2 million, $223.4 million and $214.5 million, respectively. Information relating to subscriber fees and advertising fees is presented above in “Item 1 Business – Sources of Revenue”

Cost of Services

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

Goodwill

At December 31, 2009, the Company had a stockholders’ deficit of $698.0 million and a goodwill asset of $314.0 million. All of our goodwill relates to our domestic channel operations segment within Crown Media United States, which is also our only reporting unit. The Company’s market capitalization exceeds the negative carrying value of the reporting unit.

We performed our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets as of November 30 using a market approach to determine fair value. In our market approach, we identified publicly traded companies whose business and financial risks are comparable to ours. We then compared the market values of those companies to our calculated value. We also identified recent sales of companies in lines of business similar to ours and compared the sales prices in those transactions to the calculated value of ours.

We also used the discounted cash flow analysis approach to validate the fair value determined by our market approach. The values determined in our discounted cash flow analysis corroborated the value calculated in our market approach. We estimated the fair value of our reporting unit for the Step 1 Test using a discounted cash flow analysis. The cash flow projections (the "2009 Cash Flow Projections") used in our analysis were prepared by management and represent management's estimate of the future cash flows to be generated by operations during 2010 through 2014 (Years 1-5). For the 5 years ended December 31, 2009, revenue grew at an annual growth rate of approximately 3%. Our gross margin increased over the same time period from a negative 103% to a positive 28%. Given the downturn in the economy in 2009, management determined that it was prudent to adjust the growth rates used in the 2009 Cash Flow Projections. Therefore, the 2009 Cash Flow Projections include growth rates which are lower than historical growth rates and lower than the growth rates used in our 2008 cash flow projections. The growth rates used in the 2009 Cash Flow Projections are considered by management to be appropriate and reflect the current state of the economy. The 2009 Cash Flow Projections include many assumptions, including assumptions regarding the timing of an economic recovery and the impact of any such recovery on operations. In this regard, the 2009 Cash Flow Projections are based on the economy stabilizing and growing modestly in 2010 and that the economy is somewhat more normalized in the years beyond 2010.

The projected cash flows were discounted using a blended discount rate of 14%, which represents an estimate of the weighted average cost of capital. The weighted average cost of capital incorporates risk premiums that reflect the current economic environment. Such discount rate is higher than the rate used in prior years due to changes in the marketplace for credit and risk premiums. Terminal growth rates  (the approximation of ongoing growth rates) after Year 5 consider the above noted factors for the initial five years forecasted cash flows and forecasted CPI increases.

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

The estimated fair value determined in our Step 1 Test was in excess of the reporting unit’s carrying value, and accordingly no Step 2 Test was performed and no impairment charge was recorded. We note that if our fair value estimate was 58% lower, we would still not have triggered a Step 1 failure and no impairment charge would be taken.

The foregoing impairment test requires a high degree of judgment with respect to estimates of future cash flows and discount rates as well as other assumptions. Therefore, any value ultimately derived may differ from our estimate of fair value. Further, if the environment continues to experience recessionary pressures for an extended period of time, our cash flow projections will need to be revised downward and we could have impairment charges in the future. In this regard, we estimate that if we were to use a compound annual growth rate for revenue that is approximately 50% to 60% lower than the rate currently used in the 2009 Cash Flow Projections and that we achieved the margins assumed in the 2009 Cash Flow Projections, we could in the future fail the Step 1 Test and would be required to perform the Step 2 Test to measure any impairment of goodwill.

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

Audience Deficiency Unit Liability

Audience deficiency units (“ADUs”) are units of inventory that are made available to advertisers as fulfillment for the inventory the advertiser purchased that ran in programs that under-delivered on the guaranteed ratings.

An audience deficiency liability results when impressions delivered on guaranteed ratings are less than the impressions guaranteed to advertisers. Such liability arises as a matter of industry practice rather than as a matter of written contract.  The liability is reduced when the Company airs the advertisement during another program to “make-good” on the under-delivery of impressions.  The Company typically does not remit cash to advertisers in satisfaction of such deficiencies.

Effects of Transactions with Related and Certain Other Parties

Hallmark Transactions

In 2009 and in prior years, we entered into a number of significant transactions with Hallmark Cards and its subsidiaries. These transactions include, among other things, trademark licenses, and administrative services agreement, a Tax Sharing Agreement, the issuance of a $400.0 million senior note, notes payable and the Amended Waiver and Standby Agreement.  A summary of the terms and financial impact of these transactions is described below in Item 13 “Certain Relationships and Related Transactions” which is incorporated by reference into this Item 7.  Certain of these agreements would be modified if the Recapitalization were implemented.

NICC Agreement

For information regarding the amendment to our agreements with NICC including the required redemption of a preferred interest in Crown Media United States, please see Item 13 “Certain Relationships and Related Transactions – VISN Preferred Interest” contained in this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other unaudited data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2007, 2008 and 2009, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

				Percent Change
	Years ended December 31,			2008 vs.	2009 vs.
	2007	2008	2009	2007	2008
Revenues:
Subscriber fees	$27,812	$57,153	$63,597	105%	11%
Advertising	206,174	223,396	214,545	8%	-4%
Sublicense fees and other revenue	378	1,245	1,422	229%	14%
Total revenues	234,364	281,794	279,564	20%	-1%
Cost of Services:
Programming costs	164,369	140,698	127,528	-14%	-9%
Subscriber acquisition fee amortization	30,996	-	-	-100%
Contract termination fees expense	-	-	4,718		100%
Operating costs	7,160	13,081	15,333	83%	17%
Total cost of services	202,525	153,779	147,579	-24%	-4%
Selling, general and administrative expense	63,108	48,638	49,016	-23%	1%
Marketing expense	19,733	19,603	6,551	-1%	-67%
Gain from sale of film assets	-	(101)	(682)	100%	575%
(Loss) income from continuing operations before interest expense	(51,002)	59,875	77,100	-217%	29%
Interest expense	(108,144)	(100,157)	(100,539)	-7%	0%
Loss from continuing operations	(159,146)	(40,282)	(23,439)	-75%	-42%
Gain on sale of discontinued operations	114	3,064	847	2588%	-72%
Net loss	$(159,032)	$(37,218)	$(22,592)	-77%	-39%

Other Data:
Net cash provided by operating activities	$14,612	$48,078	$37,566	229%	-22%
Capital expenditures	$(1,668)	$(1,868)	$(507)	12%	-73%
Net cash used in investing activities	$(7,803)	$(5,437)	$(1,443)	-30%	-73%
Net cash used in financing activities	$(18,800)	$(41,901)	$(28,381)	123%	-32%
Total domestic day household ratings (1)(3)	0.714	0.695	0.589	-3%	-15%
Total domestic primetime household ratings (2)(3)	1.155	1.168	0.991	1%	-15%
Subscribers at year end	83,915	85,540	88,320	2%	3%

(1) Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.
(2) Primetime is defined as 8:00 - 11:00 P.M. in the United States.
(3) These Nielsen ratings are for the time period January 1 through December 31.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2009

Revenue.  Our revenue from continuing operations, comprised primarily of subscriber and advertising fees, decreased $2.2 million or 1% in 2009 over 2008. Our subscriber fee revenue increased $6.4 million or 11%.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $2.7 million and $2.6 million for 2008 and 2009, respectively. Subscriber revenue increased in 2009 primarily due to an increase in the number of Hallmark Channel pay subscribers and small contractual rate increases.

The $8.9 million or 4% decrease in advertising revenue is primarily due to declines in viewer ratings across demographic categories for 2009 compared 2008. Audience deficiency unit revenue decreased $10.5 million from revenue of $4.1 million for 2008, to contra-revenue of $6.4 million for the same period in 2009 as a result of such ratings declines, leading to a corresponding decrease in revenue recognized by the Company.

We believe that recent changes to our program schedule, along with increased competition (including the availability of high definition distribution by competitors), contributed to a decline in ratings. From 2005 until early 2009, our programming schedule did not change significantly. Beginning in 2008, a number of programs that had previously received strong ratings began to experience ratings declines, and we placed television series in certain timeslots instead of movies or original productions.  Also, a number of programs in the schedule provided strong household ratings performance but less effective delivery of our key demographic, women age 25-54.  In 2009, we began to introduce new content into the schedule with the objective of increasing the delivery of women 25-54.  The schedule changes likely resulted in some viewer confusion and did result in lower ratings.  We continue to experience success in select dayparts, and we will continue to focus on program acquisitions, original program production and schedule changes that are intended to improve both the viewer ratings and the demographic delivery of the Hallmark Channel.

The fact that Hallmark Channel was not broadcast in high definition may have had a negative impact on ratings in 2009.  Of the top 44 advertising supported cable networks with a 0.4 household rating or higher in prime time, only six of those networks (including Hallmark Channel) were not offered in high definition.  Of those six networks, three experienced double-digit ratings decreases in 2009 compared to 2008 and three experienced single digit increases.  In 2009, 33% of viewers with access to high definition programming services tuned to those high definition services first.  The growth in popularity of high definition programming is expected to continue in 2010 and beyond, and these high definition trends are part of our decision to launch Hallmark Channel in high definition in February 2010.

The 2009 year also represented a year of increased competition within cable television.  The number of cable networks investing in original programming increased 74% in 2009, and acquired (non-original) programming now represents only 33% of prime time cable programming.  Although Hallmark Channel continues to invest in original programming, our increase in investment for original content did not match the growth of the market or many of our competitors.  The impact of the programming competition is heightened by the continued growth of time-shifting digital video recording devices, or DVR’s.  With the proliferation of these devices, viewers are able to increase their access to the new, compelling content.

For the year ended December 31, 2009, Nielsen ranked the Hallmark Channel 14th in total day viewership with a 0.589 household rating and 10th in primetime with a 0.991 household rating among the 76 cable channels in the United States market.

Cost of services. Cost of services as a percent of revenue decreased to 53% in 2009 as compared to 55% in 2008. This decrease results primarily from the effects of the 9% decrease in programming costs, discussed below, offset in part by the 4% decrease in advertising revenue discussed above.

Programming costs decreased $13.2 million or 9% from 2008. In the second and third quarters of 2008, we entered into agreements to amend significant programming agreements which added programs and deferred certain payments for programming content to periods beyond 2008. Some of the agreements resulted in the extension of related program licenses to cover slightly longer periods of availability, the deferral of expected delivery of certain programming and the deferral of certain payments primarily from 2008 until 2009. Upon the amendment of the agreements, we prospectively changed the amortization of program license fees for any changes in the period of expected usage and/or changes in license fees.  The effects of these amendments on 2008 amortization were not significant. Additionally, we returned our exclusivity rights to one title, which resulted in a lower asset and liability balance.  During the first quarter of 2009, we also entered into amendments to some of our original programming agreements which extended the current license period to those titles, and thus, resulted in lower amortization in 2009 compared to 2008.  Additionally, during 2009, we did not enter into any significant new third party license agreements, so expiring program rights and the related amortization were not replaced in full with assets and amortization from newer license agreements.

Operating costs for 2009 increased $2.3 million over 2008 due in part to the $1.2 million increase in bad debt expense and the $912,000 of severance expense recorded in May 2009 related to one executive’s resignation. The Company’s bad debt expense was $1.3 million for 2009, as compared to $75,000 for 2008.  The increase in bad debt expense is due to certain advertising customers experiencing cash flow problems under current economic conditions.  The Company will continue to monitor cash collections as part of estimating this expense.

Additionally, the Company recorded negative film amortization of $745,000 in 2008 that resulted principally from the Company’s periodic reassessment and eventual payment of its liabilities for residuals and participations associated with the Company’s third-party licensing and self-use of the Company’s film library prior to the sale of the Company’s international film rights in April 2005 and the Company’s domestic film rights in December 2006.

During the fourth quarter of 2009, we negotiated the termination of two channel delivery agreements related to the launch of the Hallmark Channel into high definition. The estimated costs of termination were approximately $4.7 million.  We may incur additional costs during 2010 to obtain high definition versions of certain of our programming.

Selling, general and administrative expense. Our selling, general and administrative expense increased slightly year over year.  The Company recorded $2.5 million of severance expense associated with the resignation of its President on May 31, 2009. The Company also recorded $1.2 million of severance expense associated with the termination of 15 employees in August 2009. These increases in expense were offset by decreases in the travel, communication, and RSU related expenses. Travel and communication events related expenses decreased approximately $1.3 million period over period. Additionally, the Company recorded $1.1 million of compensation expense associated with RSUs during 2008, as compared to $269,000 of compensation benefit associated with RSUs for 2009. See Note 14 to the consolidated financial statements in this Report.

Marketing expense.  Our marketing expense decreased 67% in 2009 versus 2008. During 2008, we invested in five significant marketing promotions.  The five marketing promotions were centered around the original movies:  “The Good Witch” in January 2008, “Bridal Fever” in February 2008, “A Gunfighter’s Pledge” in July 2008, and both “Old Fashioned Thanksgiving” and “Moonlight and Mistletoe” in November 2008. The Company had one significant marketing promotion in January 2009 centered around the original movie, “Taking a Chance on Love.” As part of our contingency cost reduction efforts, promotional and marketing efforts were reduced overall during 2009 compared to 2008.

Marketing expenses may increase in 2010 to promote the Hallmark Channel’s programming schedule, including the Martha Stewart Living productions.

Gain from sale of film assets. In December 2009 the Company concluded that payments for residuals and participations, which are liabilities from the Company’s December 2006 sale of its film assets, would occur generally later than originally estimated in December 2006.  Accordingly, the Company reduced the carrying amount of the liability by $682,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations.

Interest expense.  Interest expense in 2009 increased $382,000 compared to 2008.   The principal balance under our credit facility was $28.6 million at December 31, 2008, and $1.0 million at December 31, 2009. The interest rate on our bank credit facility increased from 1.22% at December 31, 2008, to 2.49% at December 31, 2009. Interest rates on our 2001, 2005 and 2006 notes decreased from 9.05% at December 31, 2008, to 5.29% at December 31, 2009. The benefit of these rate decreases was offset by a higher principal balance on the Senior Secured Note, resulting in interest expense for 2009 being nearly the same as for 2008.

Gain on sale of discontinued operations.  The terms of our April 2005 sale of the international business require that we reimburse the buyer for its cost of residuals and participations incurred in connection with the its exploitation of the related international film rights through April 25, 2015.  At the time of the sale, we recorded an estimate of our liability for this obligation and considered the amount in our determination of our loss from the sale of discontinued operations as reported in 2005.  During the fourth quarter of 2008, the buyer requested us to reimburse it for such obligations incurred in connection with its exploitation of these films through December 31, 2007.  Using the historical information provided by the buyer, we reduced the estimate of our remaining liability as of December 31, 2008, by $5.1 million.  This change in estimate was reflected as a $3.1 million gain on sale of discontinued operations and a $2.0 million decrease in interest expense.

Termination of one agreement relating to channel delivery also resulted in a change in the estimated life of the deferred credit for playback services.  After termination of services, there is no longer a recurring monthly expense for compression and uplink services.  Accordingly, the adjustment to eliminate the unneeded portion of the deferred credit of approximately $847,000 was recognized during the fourth quarter of 2009. Through December 31, 2009, the aggregate loss on sale of the international business is $1.0 million.

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

During the second, third and fourth quarters of 2008 we experienced a softening of advertising rates in the scatter and direct response markets as a result of deteriorating national economic conditions.  This softening continued throughout 2009. The relative decrease in advertising revenue in the third quarter of 2008 compared to the second quarter of 2008 was greater than the seasonal decrease we would typically have expected.  Advertising revenue for the fourth quarter of 2008 was $60.4 million compared to $63.0 million in the fourth quarter of 2007.  We were not significantly affected by cancellations under advertising contracts.  In response to the lower advertising rates, starting in the third quarter of 2008, we reduced the amount of time allotted to on-air self-promotion and increased the time available for paid advertising. The volume of advertising did not decrease.

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

Cost of services.  Cost of services as a percent of revenue decreased to 55% in 2008 as compared to 86% in 2007. This decrease resulted from the combined effects of the 20% increase in revenue, discussed above, and the 100% decrease in subscriber amortization fee amortization expense discussed below.

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

Subscriber acquisition fee amortization expense resulted from subscriber acquisition costs incurred previously by us and amortized over the remaining life of the relevant distribution agreement. Subscriber acquisition fee amortization expense decreased 100% as all of the expense was netted against revenue in 2008. The Company’s three largest affiliation agreements became fully amortized during the fourth quarter of 2007 as they expired and renewal agreements were executed.

Negative film amortization of $5.2 million and $745,000 in 2007 and 2008, respectively, resulted principally from the Company’s periodic reassessment and eventual payment of its liabilities for residuals and participations associated with the Company’s third-party licensing and self-use of it film library prior to the sale of its international film rights in April 2005 and its domestic film rights in December 2006.  In 2007, such favorable adjustments amounted to $521,000 in the second quarter and $4.7 million in the third quarter.  In 2008, such adjustment amounted to $1.1 million in the third quarter.

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

Marketing expense.  Our marketing expense decreased 1%. During 2007, we invested in five significant marketing promotions.  The five marketing promotions were centered around the original movies: “Love is a Four Letter Word” in February 2007, “A Stranger’s Heart” in May 2007, “Avenging Angel” in July 2007, “All I Want for Christmas” in December 2007 and “The Note” in December 2007. The Company also had five significant marketing promotions in 2008 centered around the original movies: “The Good Witch” in January 2008, “Bridal Fever” in February 2008, “A Gunfighter’s Pledge” in July 2008, and both “Old Fashioned Thanksgiving” and “Moonlight and Mistletoe” in November 2008. Total amounts spent for the five significant marketing promotions were lower in 2008 as compared to 2007. In addition to the radio, television, print and online advertising included in the significant marketing promotions, we executed a multi-market event to drive press coverage, viewer awareness and tune-in to the movie. The Company also engaged in other smaller, promotional activities throughout 2007 and 2008, with lower expenditures for these activities in 2008 as compared to 2007.

Interest expense.  Interest expense in 2008 decreased $8.0 million compared to 2007.   The principal balance of our credit facility decreased from $87.6 million at December 31, 2006, to $69.6 million at December 31, 2007, to $28.6 million at December 31, 2008. The interest rate on our bank credit facility decreased from 5.6% at December 31, 2007, to 1.22% at December 31, 2008. The benefit of this rate decrease was offset in part by higher principal balances on four of the five notes payable to Hallmark affiliates.  Additionally, on April 14, 2008, the Tax Note was credited $1.5 million for the Company’s share of an IRS interest refund that Hallmark Cards received. This refund of interest reduced the balance of the Tax Note. During the year ended December 31, 2007, the Company recorded $7.9 million of interest expense related to the Tax Note.  See information on the Tax Note in “Bank Credit Facility and Hallmark Notes – Note and Interest Payable to Hallmark Cards” below.  Interest expense in 2008 also included a $2.0 million reduction to give effect to our change in the estimate of our indemnification liability to the buyer of our international business as described in the next paragraph

Gain on sale of discontinued operations.  The terms of our April 2005 sale of the international business require that we reimburse the buyer for its cost of residuals and participations incurred in connection with the its exploitation of the related international film rights through April 25, 2015.  At the time of the sale, we recorded an estimate of our liability for this obligation and considered the amount in our determination of our loss from the sale of discontinued operations as reported in 2005.  During the fourth quarter of 2008, the buyer requested us to reimburse it for such obligations incurred in connection with its exploitation of these films through December 31, 2007.  Using the historical information provided by the buyer, we reduced the estimate of our remaining liability as of December 31, 2008, by $5.1 million.  This change in estimate was reflected as a $3.1 million gain on sale of discontinued operations and a $2.0 million decrease in interest expense.  Through December 31, 2008, the aggregate loss on sale of the international business was $1.8 million.

Liquidity and Capital Resources

Year Ended December 31, 2008 Compared to Year Ended December 31, 2009

In 2008, our operating activities provided $48.1 million of cash compared to $37.6 million of in 2009. The Company’s net loss for the year ended December 31, 2009, decreased $14.6 million to $22.6 million from $37.2 million for the year ended December 31, 2008. Our depreciation and amortization expense for 2009 decreased $12.2 million to $133.0 million from $145.2 million in 2008.  The Company had lower additions to program license fees in 2009 as compared to 2008 due to amendments to agreements with certain third party programming suppliers during 2008 to add programming content. Pursuant to the Waiver Agreement, the Company paid $19.6 million for interest on the 2001, 2005 and 2006 Notes that accrued November 16, 2008, through September 30, 2009. The Company made programming payments of $138.4 million and $146.5 million in 2008 and 2009, respectively.

Cash used in investing activities was $5.4 million and $1.4 million in 2008 and 2009, respectively. During 2008 and 2009, we purchased property and equipment of $1.9 million and $507,000, respectively. During 2008 and 2009, the Company paid $3.6 million and $936,000, respectively, to the buyer of the international business for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments. The Company established a liability and recorded a related loss for these payments as part of the 2005 sale of our international business.

Cash used in financing activities was $41.9 million and $28.4 million in 2008 and 2009, respectively. We borrowed $30.5 million and $18.1 million under our credit facility to supplement the cash requirements of our operating and investing activities in 2008 and 2009, respectively. We repaid principal of $71.5 million and $45.6 million under our bank credit facility in 2008 and 2009, respectively.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2008

In 2007, our operating activities provided $14.6 million of cash compared to $48.1 million of in 2008. The most significant contribution to this favorable change of $33.5 million was the increase in operating cash receipts from $240.4 million to $282.6 million during the years ended December 31, 2007 and 2008, respectively. Additionally, the Company’s net loss for the year ended December 31, 2008, decreased $121.8 million to $37.2 million from $159.0 million for the year ended December 31, 2007. Our depreciation and amortization expense for 2008 decreased $47.1 million to $145.2 million from $198.2 million in 2007.  The Company had higher additions to program license fees in 2008 as compared to 2007 due to amendments to agreements with certain third party programming suppliers during 2008 to add programming content. On January 5, 2009, pursuant to the Waiver Agreement, the Company paid $3.9 million for interest on the 2001, 2005 and 2006 Notes that accrued from November 16, 2008, through December 31, 2008.

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

Cash used in financing activities was $18.8 million and $41.9 million in 2007 and 2008, respectively. We borrowed $18.1 million and $30.5 million under our credit facility to supplement the cash requirements of our operating and investing activities in 2007 and 2008, respectively. We repaid principal of $36.3 million and $71.5 million under our bank credit facility in 2007 and 2008, respectively.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2009:

	Scheduled Payments by Period in Millions
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit facility and interest payable (1)	$1.0	$1.0	$-	$-	$-
Company obligated mandatorily redeemable preferred interest, including accretion (2)	25.0	25.0	-	-	-
Senior secured note to HC Crown, including accrued interest (1)	883.8	39.3	844.5	-	-
Notes and interest payable to Hallmark Cards affiliates(1)	351.3	351.3	-	-	-
Capital lease obligations (1)	21.5	2.2	4.3	4.3	10.7
Operating leases	30.3	5.9	10.9	9.9	3.6
Other obligations
Program license fees payable for non-affiliate current and future windows (3)(4)	276.4	102.1	125.3	49.0	-
Program license fees payable for Hallmark Cards affiliate current and future windows (3)(4)	8.0	1.4	3.2	3.4	-
Funding of original productions (3)(4)	33.0	20.2	12.8	-	-
Subscriber acquisition fees	0.5	0.5	-	-	-
Obligations to NICC due to January 2, 2008 Agreement (5)	2.8	2.8	-	-	-
Deferred compensation and interest	2.5	0.9	0.6	0.3	0.7
Payable to buyer of international business	1.2	1.2	-	-	-
Other payables to buyer of international business	0.6	0.3	0.1	0.1	0.1
Other payables to buyer of film assets	21.0	4.3	4.8	6.0	5.9
Total Contractual Cash Obligations	$1,658.9	$558.4	$1,006.5	$73.0	$21.0

(1) Includes future interest. Subsequent to the balance sheet date, the termination dates were extended to August 31, 2010. These amounts do not contain interest for the period May 1 through August 31, 2010.

(2) The company obligated mandatorily redeemable preferred interest is to be redeemed on or before December 31, 2010.
(3) The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.
(4) Contains airing windows that open subsequent to year end and, therefore, the liability is not included on the balance sheet as of December 31, 2009.
(5) Pursuant to the January 2, 2008, agreement, the Company paid NICC $1.3 million in January 2010. Also, the Company made a 6% payment based on the outstanding balance of the VISN preferred interest in Crown Media United States in January 2010.

Cash Flows

As of December 31, 2009, the Company had $10.5 million in cash and cash equivalents on hand and $44.0 million of borrowing capacity under the bank credit facility.  On March 2, 2010, the Company and the bank set the maximum amount that could be borrowed under the bank credit facility at $30.0 million and extended the maturity date to August 31, 2010.  After this amendment, the Company had $30.0 million of current borrowing capacity under the bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates.  The Company’s management anticipates that the principal uses of cash up to August 31, 2010, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, costs incurred in connection with the Recapitalization, interest and repayment of principal under the bank credit facility and interest of approximately $15.0 million to $18.0 million due under certain notes to Hallmark Cards affiliates from January 1 through August 31, 2010.  The amounts outstanding under the bank credit agreement and those notes to Hallmark affiliates are due August 31, 2010 as discussed below.

The Company generated positive cash flows from operating activities for each of the years ended December 31, 2007, 2008 and 2009.  As indicated below, there can be no assurance that the Company’s operating activities will generate positive cash flow in future periods.

Another significant aspect of the Company’s liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries. Under the Amended and Restated Waiver Agreement as amended with Hallmark Cards and its affiliates (the “Waiver Agreement”), the deferred payments under such obligations are extended to August 31, 2010.  These obligations comprised $345.3 million at December 31, 2009.  An additional $758.8 million (10.25% Senior Secured Note) of principal and interest outstanding at December 31, 2009, payable to a Hallmark Cards’ affiliate in August 2011, is also subject to the Waiver Agreement until August 31, 2010.  Interest amounts related to the 10.25% note will be added to principal through August 5, 2010.  The deferral of payments under the Waiver Agreement terminates on August 31, 2010.  Hallmark Cards and its affiliates have no obligation, and have stated no intent, to extend this termination date. The note purchase agreement for the senior note provides that if there is an event of default with respect to any other indebtedness in excess of $5.0 million, the accreted value and any accrued and unpaid interest on the senior note would become due and payable.

The Company’s ability to pay amounts outstanding under the bank credit facility on the maturity date is highly dependent upon its ability to generate sufficient, timely cash flow from operations between January 1 and August 31, 2010.  Based on the Company’s forecasts for 2010, which assume no principal payments on notes payable to Hallmark Cards and its affiliates, the Company would have sufficient cash to repay all or most of the bank credit facility on the maturity date, if necessary.  However, there is uncertainty regarding the Company’s future advertising revenues, so it is possible that cash flows may be less than the expectations of the Company’s management.

Upon maturity of the credit facility on August 31, 2010, to the extent the facility has not been paid in full, renewed or replaced, the Company could exercise its option under the Waiver Agreement and require Hallmark Cards to purchase the interest of the lending bank in the facility.  In that case, Hallmark Cards would have all the obligations and rights of the lending bank under the bank credit facility and could demand payment of outstanding amounts at any time after August 31, 2010, under the terms of the Waiver Agreement.

The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through August 31, 2010, when combined with (1) the deferral of otherwise required payments under the 10.25% Senior Secured Note related-party debt and the tax sharing agreement, and (2) if necessary, Hallmark Cards’ purchase of any outstanding indebtedness under the bank credit facility on August 31, 2010 will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs until the earlier of August 31, 2010 or the closing of the Recapitalization described above.

The Company has entered into the Master Recapitalization Agreement for the Recapitalization transactions, including the exchange of existing debt owed to H C Crown Corp. for new debt, preferred stock and common stock.  It is a condition of the Recapitalization that the Company have obtained a revolving credit facility from a third-party lender, guaranteed by Hallmark Cards or one of its affiliates, with a term of not less than 360 days of the closing date of the Recapitalization, with the availability of at least $30.0 million and on other terms and conditions reasonably acceptable to the Company.  If the Recapitalization is closed as contemplated at this time, the Company believes that cash on hand, cash generated by operations and borrowing availability under the contemplated revolving credit facility will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs until at least March 31, 2011.

The form of credit agreement with HCC and other Hallmark Card affiliates in the Recapitalization requires that, prior to closing of the credit agreement, the Company establish with a financial institution a reserve account (called the "NICC Reserve Account") in the Company's name for amounts that the Company may choose as a sinking fund with respect to the $25.0 million payable by December 31, 2010, for the redemption of the preferred interest in Crown Media United States.  The preferred interest is held by VISN Management Corp. which is a wholly-owned subsidiary of National Interfaith Cable Coalition.  At no time may the amounts in the NICC Reserve Account exceed $25.0 million.  In order to redeem the preferred interest, the Company may need to borrow up to $25.0 million under the bank credit facility.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber and advertising revenue at or near the amount of such revenue for the year ended December 31, 2009. A significant decline in the popularity of the Channels, a further economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.

The closing of the Recapitalization is subject to a number of conditions, including, among other things, (a) representations and warranties of the Company being accurate, (b) obtaining the revolving credit agreement mentioned above, (c) no judgment or order which prohibits the consummation of the Recapitalization and (d) Hallmark Cards’ not having delivered a written notice to the Company certifying that Hallmark Cards in its sole discretion shall have determined that the status of any pending or threatened litigation or regulatory proceeding involving the Company or its subsidiaries in connection with the Recapitalization is unsatisfactory to Hallmark Cards.  If for any reason the Recapitalization is not consummated, the Company would be unable to meet its obligations which become due on August 31, 2010, which provides substantial doubt about the entity’s ability to continue.  In addition, it is unlikely that the Company could obtain, without a guarantee or other support of Hallmark Cards, other equity or debt financing prior to August 31, 2010 in order to replace or refinance obligations becoming due on that date.  This is the view of the special committee which considered and negotiated the Recapitalization.  Accordingly, the Company believes the ability of the Company to continue its operations depends upon completion of the Recapitalization.

The special committee of the Board believes that the Recapitalization is fair to the stockholders (other than Hallmark Cards and its affiliates) and in the best interest of the Company.

Bank Credit Facility and Hallmark Notes

In 2001, we entered into a credit agreement (which agreement has been amended subsequently, with the most recent amendment dated March 2, 2010) with a syndicate of banks, led by JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank.  The facility is guaranteed by our subsidiaries, is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries, and is guaranteed by Hallmark Cards.  As a result of amendments through March 2010, the bank credit facility is a revolving line of credit with JP Morgan Chase Bank, N.A., in the amount of $30.0 million due on August 31, 2010. The credit agreement for the bank credit facility, including all of its amendments, are exhibits to this Report or are incorporated herein by reference.

In connection with Amendment No. 14, JP Morgan Chase Bank became the sole lender under the bank credit facility by acquiring the interests of all other lending banks. Concurrent with the execution of the March 2008 amendment, the existing Hallmark Cards’ support letter of credit was reissued by JPMorgan in the face amount of $90.0 million and with an expiration date of June 10, 2009.  Effective April 1, 2009, this letter of credit was cancelled with the permission of JPMorgan Chase Bank, and Hallmark Cards is providing a guarantee agreement.

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

Events of default under the amended credit agreement include, among other things,  (1) the failure to pay principal or interest, with the default continuing unremedied for five days after receipt of a remittance advice, (2) a failure to observe covenants, (3) a change in control, (4) the Hallmark Cards’ guarantee of the credit facility shall have expired or otherwise terminated or Hallmark Cards shall have disavowed its obligations under the guarantee or default shall otherwise have occurred in accordance with the terms of the guarantee, (5) a termination by Hallmark Cards or any of its affiliates of the right of Crown Media Holdings or its subsidiaries to use the names “Hallmark” or “Crown” in their television services or any Channels owned or operated by them.  For purposes of the credit facility, a change in control means that (a) Hallmark Cards ceases to own directly or indirectly at least 80% of the equity interest of Hallmark Entertainment Investment, (b) Hallmark Entertainment Holdings ceases to have sufficient voting power to elect a majority of Crown Media Holdings’ board of directors or beneficial ownership of over a majority of the outstanding equity interest of Crown Media Holdings having voting power, (c) the majority of the Board is not comprised of individuals who were either in office or who were nominated by a two-third’s vote of individuals in office or so nominated as at December 17, 2001, or (d) the consummation by the Company of a Rule 13e-3 transaction (or a “going-private” transaction) as defined in the Securities Exchange Act.

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

Negative covenants include limitations on (1) indebtedness, (2) liens, (3) guaranties, (4) investments, (5) making “Restricted Payments,” (Restricted Payments include any distribution on equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of the Company which is subordinated to the bank loans, any reduction of the HC Crown line of credit for the Company, any payment on certain obligations assumed by the Company under the purchase agreement for the film assets and any other payment to Hallmark Cards or any of its affiliates.  The credit agreement, however, permits the Company to make payments to Hallmark Cards or an affiliate in payment of a valid outstanding obligation (but not any principal payments in excess of $10.0 million in the aggregate with respect to such obligations, subject to any applicable subordination agreement) or any commercially reasonable fees in consideration for Hallmark Cards having extended its guarantee for the bank credit facility, (6) sale of assets, (7) sale of receivables, (8) entering into any sale and leaseback transactions, (9) entering into transactions with affiliates, (10) amending the promissory note with HC Crown, a related letter of credit issued for our benefit or certain of our other material agreements, (11) creating negative pledge, (12) mergers or acquisitions, (13) production of any item of Product in any fiscal year having an aggregate budgeted negative cost in excess of $5.0 million, (14) changing our business activities, (15) entering into certain transactions that are prohibited under ERISA, (16) entering into any interest rate protection agreement or currency agreement, (17) acquiring or creating any new subsidiary, (18) using or storing hazardous materials on our premises,  and (19) creating any first tier subsidiary other than CM Intermediary or have any asset related to the Channel at a level above CM Intermediary.

Waiver and Standby Purchase Agreement

On March 10, 2008, the Company, Hallmark Cards and affiliates of Hallmark Cards who hold obligations of the Company entered into an Amended and Restated Waiver and Standby Purchase Agreement, which was most recently amended in February 2010, as part of the Master Recapitalization Agreement, to extend the waiver period to August 31, 2010 (the “Waiver Agreement”).  The Waiver Agreement defers payments (excluding interest on the 2001, 2005 and 2006 notes listed below) due on any of the following obligations (the “Subject Obligations”) until August 31, 2010 and interest on the 10.25% Note until August 5, 2010, or an earlier date as described below as the waiver termination date, whereupon all of these amounts become immediately due and payable (the “Waiver Period”).  Each of these listed agreements is described below in Item 13 “Certain Relationships and Related Transactions”.

•
Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2008 and 2009, including accrued interest was $109.8 million and $110.0 million, respectively.)

•
$70.0 million note and interest payable to Hallmark Cards affiliate, dated as of March 21, 2006, arising out of the sale to Crown Media Holdings of the Hallmark Entertainment film library. (Total amount outstanding at December 31, 2008 and 2009, including accrued interest was $62.7 million and $62.8 million, respectively.)

•
10.25% senior secured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown.  (Total amount outstanding at December 31, 2008 and 2009, including accrued interest was $686.6 million and $758.8 million, respectively.)

•
Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2008 and 2009, including accrued interest was $172.1 million and $172.4 million, respectively.)

•
All obligations of the Company under the bank credit facility by virtue of Hallmark Cards’ deemed purchase of participations in all of the obligations under a guarantee which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to the bank credit facility.

•	Any and all amounts due and owing to Hallmark Cards pursuant to the Tax Sharing Agreement (Total amount outstanding at December 31, 2009, was $8.5 million.).

Interest will continue to accrue on these obligations during the Waiver Period and is payable as indicated above.  The Waiver Agreement also contains certain covenants, including but not limited to (1) our covenant not to take any action (including the issuance of new stock or options) that would prohibit us from being included as a member of Hallmark Cards consolidated federal tax group, (2) compliance with obligations in the loan documents for the bank credit facility and (3) commercially reasonable efforts to refinance the obligations subject to the Waiver Period.  Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.  There was Excess Cash Flow of $7.7 million for the year ended December 31, 2009, of which $4.6 million of interest on the 2001, 2005 and 2006 Notes was remitted to a Hallmark Cards’ affiliate on January 5, 2010. See Note 8 to the Consolidated Financial Statements for the Use of the Excess Cash Flow to make payments to a Hallmark Cards affiliate and to Hallmark Cards. Pursuant to the Master Recapitalization Agreement, we have not made the payments representing the remaining amounts of Excess Cash Flow for 2009.  Payment continues to be deferred under the extension of the Waiver Agreement.  Excess Cash Flow for 2008 of $45.9 million was used to make payments on the bank credit facility of $40.9 million, on the Tax Note of $228,000 and on interest payments of $4.7 million.

The waiver termination date is August 31, 2010, or earlier upon occurrence of certain events including but not limited to the following:  (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness to unrelated parties (other than the bank credit facility) with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; or (b) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement.

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

With tax sharing payments included in the deferred obligations, estimated tax sharing payments, if any, which the Company would otherwise be required to pay to Hallmark Cards after consideration of the deferred deductibility of interest on the 10.25% Senior Secured Note are deferred until August 31, 2010. Pursuant to the terms of the Tax Sharing Agreement, prior to changes as part of the Recapitalization, the Company will not realize a current tax benefit from such interest until it is paid to Hallmark Cards.

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

The above mentioned credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility; however, we agreed to pay and have paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards.  Prior to April 1, 2009, we paid 2.25% and 0.375% to Hallmark Cards, representing the reductions in the interest rate and commitment fees, respectively. On April 1, 2009, as noted in Note 8, the interest rate and commitment fees under the renewed credit facility increased and we began paying Hallmark Cards a smaller reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%.

Senior Secured Note

In August 2003, the Company issued a senior note to HC Crown for $400.0 million. In accordance with the Waiver Agreement, cash payments are not required until February 5, 2011 (which is the first payment date after August 31, 2010). The principal amount of the senior secured note accretes at 10.25% per annum, compounding semi-annually, to August 5, 2010.  From that date, interest at 10.25% per annum is scheduled to be payable semi-annually in arrears on the accreted value of the senior note to HC Crown on February 5, 2011, and upon maturity on August 5, 2011, and is pre-payable without penalty. At December 31, 2008 and 2009, $686.6 million and $758.8 million, respectively, of principal and interest were included in the senior note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior note provides that if there is an event of default with respect to any other indebtedness in excess of $5.0 million, the accreted value and any accrued and unpaid interest on the senior note would become due and payable. The note purchase agreement for the senior note contains certain restrictive covenants which, among other things, prevent the Company from incurring any additional indebtedness, purchasing or otherwise acquiring shares of the Company’s stock, investing in other parties and incurring liens on the Company’s assets.  As a fee for the issuance of the notes, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown.  Pursuant to the Waiver Agreement, the note is payable in full on August 31, 2010 (although the maturity date of the note is December 31, 2009). Under the Waiver Agreement, accrued interest on this 2001 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. This note is subordinate to the bank credit facility. The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 5.29% at December 31, 2008 and 2009, respectively). At December 31, 2008 and 2009, $108.6 million, is reported as note payable to Hallmark Cards affiliate and $1.3 million and $1.5 million, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. Interest of $6.3 million was paid in 2009, and interest of $1.5 million was paid on January 5, 2010.

Note and Interest Payable to Hallmark Cards Affiliate

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note.  The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 5.29% at December 31, 2008 and 2009, respectively). Pursuant to the Waiver Agreement, the promissory note is payable in full on August 31, 2010 (although the maturity date of the note is December 31, 2009).  Under the Waiver Agreement, accrued interest on this 2005 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2008 and 2009, $170.1 million is reported as note payable to Hallmark Cards affiliate and $2.0 million and $2.3 million, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. Interest of $9.8 million was paid on in 2009, and interest of $2.3 million was paid on January 5, 2010.

Note and Interest Payable to Hallmark Cards Affiliate

On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note. The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 5.29% at December 31, 2008 and 2009, respectively). Pursuant to the Waiver Agreement, the promissory note is payable in full on August 31, 2010 (although the maturity date of the note is December 31, 2009). Under the Waiver Agreement, accrued interest on this 2006 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2008 and 2009, $62.0 million is reported as note payable to Hallmark Cards affiliates and $717,000 and $838,000, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. Interest of $3.6 million was paid in 2009, and interest of $838,000 was paid on January 5, 2010.

Note and Interest Payable to Hallmark Cards

During 2007, the Internal Revenue Service completed its examination of Hallmark Cards' consolidated tax returns for fiscal years 2003 and 2004 and determined that, with respect to a portion of the losses attributable to the Company for fiscal years 2003 and 2004, Hallmark Cards should not have carried back such losses to its consolidated federal tax returns filed for fiscal years 2001 and 2002.  These losses are available as carry-forwards in the consolidated federal tax return beginning in 2005 and later years.   Furthermore, the examination changed the amount of foreign tax credits that had previously been conveyed to the Company under the Tax Sharing Agreement. Because the Company’s share of the tax benefits realized from such losses and credits, $25.2 million, were either contributed to the Company in cash or applied as an offset against amounts owed by the Company to other members of the consolidated group, the Company was obligated to return this amount to Hallmark Cards plus interest related thereto in the amount of $7.9 million.  As a result, the Company recorded a $33.1 million payable to Hallmark Cards with a corresponding $25.2 million reduction of additional paid-in capital and a $7.9 million charge to interest expense, all of which were recognized during 2007.

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

On April 14, 2008, the Internal Revenue Service refunded to Hallmark Cards a portion of the interest previously paid in connection with the disallowance of certain net operating losses.  In July 2008, Hallmark Cards notified the Company that they had reduced the Company’s indebtedness as of April 14, 2008, under the Tax Note by $1.5 million in consideration of the Company’s applicable portion of such refund. Accordingly, the Company reduced interest expense during 2008.

In December 2008, the Company paid $121,000 in principal and $107,000 in interest to fully satisfy its obligation under this note. The Tax Note and all payments thereunder were subordinated to the bank credit facility extended to the Company by JP Morgan Chase Bank.

Interest Expense Paid to HC Crown

Interest expense paid to HC Crown was $1.8 million for the year ended December 31, 2007, $1.1 million for the year ended December 31, 2008, and $1.0 million for the year ended December 31, 2009. Prior to Amendments No. 8 and No. 10 to the Company’s credit facility, such amounts would have been paid to the bank syndicate.

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

The Company received $21.3 million under the Tax Sharing Agreement during 2008, which were offset against the Tax Note. The Company incurred liability under the Tax Sharing Agreement to Hallmark Cards in the amount of $8.5 million during 2009.  This amount remains owed to Hallmark Cards as of December 31, 2009, and is covered by the Waiver Agreement.

The Tax Sharing Agreement will be amended in the Recapitalization.  See “Recapitalization” in Item 1, Business and Note 1 to the Consolidated Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2009, the decline of the fair value of the fixed income portfolio would not be material.

As of December 31, 2009, our cash, cash equivalents and short-term investments had a fair value of $10.5 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations or can be used to reduce borrowings under our credit facility based on the maturity schedule of loans under that agreement. Consequently, the size of this portfolio is nominal and fluctuates as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the year ended December 31, 2009, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of December 31, 2009, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $10.5 million, or 1% of total assets, as of December 31, 2009. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our line of credit and interest payable to HC Crown, our line of credit and interest payable to Hallmark Cards affiliate, and our note and interest payable to Hallmark Cards affiliate. The balance of those liabilities was $346.3 million, or 25% of total liabilities, as of December 31, 2009. Net interest expense for the year ended December 31, 2009, was $100.5 million, 36%, of our total revenue. Our net interest expense under these liabilities is sensitive to changes in the general level of interest rates, primarily U.S., LIBOR and Eurodollar interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from levels as of December 31, 2009, our interest expense would increase or decrease by $3.6 million.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. In performing its assessment of the Company’s internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

    Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report included in the Financial Statement section of this Report.

 Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.  Other Information

Not applicable.

PART III

The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2010 annual meeting of stockholders under the headings “Election of Directors,” “Board Information,” “Compensation of Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management,” and “Principal Accountant Fees and Services.” We intend to file the definitive proxy statement with the Securities and Exchange Commission on or prior to April 30, 2010.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders (“the Proxy Statement”) under the headings “Election of Directors,” “Board Information,” and “Compensation of Directors and Executive Officers,” and is incorporated by reference herein.

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

Policies and procedures for the review, approval or ratification of transactions with related persons

Generally, there are two types of related party transactions which the Company enters into: (1) transactions with Hallmark Cards to promote and market Hallmark Channel and Hallmark Movie Channel and (2) Affiliate Transactions (as such term is defined under the Second Amended and Restated Stockholders Agreement, dated August 30, 2001 described below (the "Stockholders Agreement")), which are subject to the Stockholders Agreement.  Affiliate Transactions are any transactions with parties to the Stockholders Agreement with certain exceptions.

The Audit Committee, under its charter, has been delegated by the Board the authority to review and approve related party transactions.  To seek approval of marketing-related transactions with Hallmark Cards, management begins by providing the Audit Committee a summary of the transactions, together with researched data which supports management's decision in selecting Hallmark Cards as a commercially reasonable and cost effective partner for such marketing activities.  At its meetings, the Audit Committee discusses the appropriateness of the transaction for the Company and renders a decision.  For efficiency purposes, the Audit Committee has asked management to seek approval only if a transaction involves a financial commitment on the part of the Company that is greater than $5,000 per transaction.  Notwithstanding the foregoing, management seeks approval of transactions surrounding major holiday campaigns (for example, Valentine's Day, Mother's Day and Christmas) regardless of the monetary value involved.  These practices result from requirements in the Stockholders Agreement as well as corporate governance principles, are reflected in minutes and are not otherwise the subject of written policies or procedures.

To seek approval of any related-party transactions, management begins by providing a summary of the transaction and any documents that are necessary for the independent directors to review and approve the transactions.  Such directors then conduct a meeting (or multiple meetings, if necessary) to discuss the appropriateness of the transactions for the Company and render their decision.  If a transaction has a value of more than $35.0 million, the Board generally forms a special committee of directors who are independent of the transaction at hand and delegate authority to such committee to review and approve the transaction.  The special committee have authority to retain financial advisors and legal counsel who advise the committee on matters relating to the transaction.  These practices result from requirements in the Stockholders Agreement as well as corporate governance principles, are reflected in minutes and are not otherwise the subject of written policies or procedures.

"Hallmark Hall of Fame" Programming License Agreement

In 2008, Crown Media United States entered into an agreement with Hallmark Cards to license 58 “Hallmark Hall of Fame” movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Hallmark Channel and Hallmark Movie Channel.  These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability.  This agreement makes the Hallmark Channel and Hallmark Movie Channel the exclusive home for these movies.  The total license fee for these movies is $17.2 million and is payable in equal monthly installments over 10 year exhibition windows.

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

Crown Media United States did not have such taxable income in 2009. Crown Media United States may voluntarily redeem the preferred interest at any time, however, it is obligated to do so on the date of redemption (December 31, 2010). The preferred interest has a liquidation preference of $25.0 million. See information below on a January 2, 2008, agreement under which VISN may request the preferred interest be replaced with promissory notes of Crown Media Holdings.

Crown Media United States Programming Agreement with NICC

On January 2, 2008, Crown Media Holdings entered into an agreement with the NICC regarding termination of any right of NICC under the agreement covering the operation of Crown Media United States (the “Company Agreement”) to compel Crown Media Holdings to buy all of the outstanding shares of Class A common stock owned by NICC and NICC’s subsidiary VISN Management Corp. (“VMC”) at the then current market value.  The January 2008 agreement also covers other aspects of Crown Media Holdings’ relationship with NICC.

The January 2008 agreement provided for the following:

• The put agreement was terminated, and the purported exercise of the put was waived.

• Throughout 2008 and 2009, Crown will provide to NICC the use of a two-hour time period each Sunday morning for programming by NICC and NICC shall retain any advertising revenue from such time period.  Neither NICC nor Crown is obligated to make any payment regarding this time period or the programming.

• NICC voluntarily relinquished its right to designate one director on Crown Media Holdings’ Board of Directors, effective with the resignation of its designee on December 19, 2007.

• In settlement of a claim of NICC for $15,000,000 in the event of a change of control, Crown will pay NICC the total amount of $3,750,000 in three installments of $1,250,000 each on January 20, 2008, January 20, 2009 and January 20, 2010.  If there would have been a change of control prior to January 20, 2010, Crown would have paid the remaining unpaid installments at that time. The Company has paid the January 20, 2008, 2009 and 2010, installments.

• For so long as the preferred interest remains outstanding, Crown will remit to NICC payments equivalent to 6.0% per annum of outstanding balance of the preferred interest. The 2008 and 2009 payments have been made.

• At the request of VMC, Crown will replace the preferred interest in Crown Media United States held by NICC/VMC with a promissory note of Crown and, at VMC’s option, a second note payable to an independent not-for-profit corporation designated by VMC.  Such notes with an aggregate face amount equal to the outstanding preferred interest at the conversion date would bear interest at 6.0% and a maturity date of December 31, 2010.  If the preferred interest is not exchanged for notes, Crown will redeem the preferred interest as set forth in the Company Agreement of Crown Media United States.

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

During the years ended December 31, 2008 and 2009, Crown Media United States paid the National Interfaith Cable Coalition $6.4 million and $4.6 million, respectively, related to the Company Agreement, the December 2005 Agreement and the January 2008 Agreement.

DIRECTV Affiliation Agreement

On August 20, 2001, Crown Media United States entered into an Affiliation Agreement with DIRECTV, Inc., a wholly owned subsidiary of DIRECTV Enterprises, Inc.  Pursuant to the Affiliation Agreement, DIRECTV distributes the Hallmark Channel on the TOTAL CHOICE ® tier of its DBS distribution system in the United States and pays us license fees for such distribution.  At the same time we entered into a Stock Purchase Agreement with DIRECTV Enterprises whereby we issued 5,360,202 shares of our Class A common stock, which shares were subsequently transferred to its parent company, The DIRECTV Group, Inc. In March 2008, we renewed this distribution agreement for a multi-year term and additionally provided DIRECTV with the right to distribute the Standard Definition and High Definition versions of the Hallmark Movie Channel. As of December 31, 2009, DIRECTV accounted for 17.7 million of our subscribers.

Hallmark Advertising

Hallmark Cards purchased $429,000 and $775,000 of advertising on the Hallmark Channel in the United States at negotiated market rates, respectively, during the years ended December 31, 2008 and 2009.

During November and December of 2009 and February of 2010, Hoops & Yoyo, popular animation characters created and owned by Hallmark Cards, hosted certain of our original movies airing on Hallmark Channel.  The characters appeared intermittently during the airing of the movies to provide commentaries and narratives pertinent to the movies.  Hallmark Cards provided the content and no license fee was paid by the Company to Hallmark Cards for such content.

Bank Credit Facility and Hallmark Notes

See Note 8 of our Notes to Consolidated Financial Statements in this Report and “Bank Credit Facility and Hallmark Notes” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report for information on the several notes payable to Hallmark Cards and its affiliates. See “Recapitalization” in Item 1, Business and Note 1 to the Consolidated Financial Statements.

Stockholders Agreement and Registration Rights

General

We are a party to a stockholders agreement, amended and restated as of August 30, 2001, as amended (including the modification in the January 2, 2008, agreement with NICC) with VISN, The DIRECTV Group, Inc. (“DIRECTV”), and Hallmark Entertainment Investments. The stockholders agreement provides that our Board will consist of not less than 15 directors, with 12 nominated by Hallmark Entertainment Investments, and two independent directors, who must not be officers, directors or employees of any of the parties or their affiliates, and who will be nominated by the Board.  The rights of the parties to nominate a director will terminate on the later of (1) such party owning less than 5% of our common stock then outstanding or (2) such party ceasing to own at least 75% of the number of shares of our common stock held by them immediately after our initial public offering in May 2000. DIRECTV is entitled to appoint an observer to the board of directors of Crown Media Holdings until DIRECTV and its affiliates cease to own beneficially in the aggregate at least 75% of the shares of our common stock acquired in the August 2001 transaction by the predecessor holder of the shares and now held by DIRECTV.

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

In addition, the stockholders agreement provides that, in the event that Hallmark Entertainment Investments proposes to transfer 20% or more of our outstanding common stock to an unaffiliated third party, each other party to the stockholders agreement will have the right to participate on the same terms in that transaction with respect to a proportionate number of such other party’s shares, except for DIRECTV.

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

Rights Relating To Crown Media United States Amended and Restated Company Agreement

Under the stockholders agreement, so long as the Company or any of its affiliates are entitled to have a representative on the Crown Media United States governance committee, and VISN and its affiliates either were entitled to nominate to, or designate a member of, our Board, or beneficially owned any preferred interests in Crown Media United States, neither the Company nor any of its affiliates were able without the consent of the member of our Board nominated by VISN or a representative of NICC, to vote in favor of:

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

The restrictions set forth above were extinguished upon execution of a settlement agreement dated January 2, 2008 between Crown Media Holdings and NICC, pursuant to which NICC voluntarily relinquished its right to designate a director on our Board, effective with the resignation of NICC's designee on December 19, 2007  (for a description of this settlement agreement, see above "Item 13. Certain Relationships and Related Transactions and Director Independence - Crown Media United States Program Agreement with NICC").

Intercompany Services Agreement

The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for additional years through December 31, 2010. Under the agreement, Hallmark Cards provides us with the following services:

•	tax services;

•	risk management, health, safety and environmental services and insurance;

•	legal services;

•	treasury and cash management services;

•	real estate consulting services;

•	human resources services; and

•	other services mutually agreed by the parties.

We have agreed to pay Hallmark Cards $541,000 in 2008 and $455,000 in 2009 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. The balance of the payable for services, expenses and fees under this and the previous services agreement as of both December 31, 2008 and 2009, was approximately $5.5 million. We believe that the services being provided under the agreement have a value at least equal to the annual fee. For the last three months of 2008, the Company paid the monthly amount due under the intercompany service agreement in the amount of approximately $135,000.  The Company made timely payments in 2009.

Hallmark Trademark License Agreements

Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., dated March 27, 2001, which has been extended through September 1, 2009.  The amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the “Hallmark Channel.”  The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States’ network. Crown Media United States also has a similar trademark license agreement with Hallmark Licensing, Inc., which is effective January 1, 2004, and as extended expires September 1, 2010, to permit the use of the Hallmark trademark in the name of the “Hallmark Movie Channel”.

Under the agreement, if Hallmark Cards notifies us in writing that it has determined that we have failed to comply with the usage standards set forth in the agreement or have otherwise breached our obligations under the agreement, we are required to stop any non-complying activity within 10 days of that notice or we may be in default of the agreement.  We also may be in default if Hallmark Cards delivers such a written notice to us with respect to its standards three or more times in any 12-month period.  In addition, there may be a default under the agreement if we fail to cure any breach of the program agreement with RHI Entertainment Distribution, if we fail to make any payments due under loan agreements within five days of the due date, or if we receive an opinion from our auditors that shows that we no longer are a going concern. The Company obtained a waiver for the trademark license agreement dated March 3, 2010, from Hallmark Cards related to its going concern opinion over its 2009 financial statements.

The license agreements can be terminated immediately and without notice if we transfer in any way our rights under the license agreements, if we have an event of default under the agreement or in events of bankruptcy, insolvency or similar proceedings.

Tax Sharing Agreement

For more information regarding amounts owed by the Company to Hallmark Cards under the Tax Sharing Agreement and a Tax Note, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Bank Credit Facility and Hallmark Notes and – Tax Sharing Agreement. See “Recapitalization” in Item 1, Business and Note 1 to the Consolidated Financial Statements.

Certain Business Relationships and Conflicts of Interest

Hallmark Entertainment Investments controls a majority of our outstanding shares of Class A Common Stock and all of our outstanding shares of Class B common stock, representing approximately 94.5% of the voting power on all matters submitted to our stockholders. Hallmark Entertainment Investments’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Class A common stock.  As a result, the market price of our Class A common stock or our business could suffer.

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

Other than as disclosed above and under “— Stockholders Agreement and Registration Rights,” there are no specific policies in place with respect to any conflicts that may arise.  We expect conflicts to be resolved on a case-by-case basis, and in a manner consistent with applicable law.

Transactions with JP Morgan Chase Bank

We have a revolving credit facility with JP Morgan Chase Bank, N.A., providing a secured line of credit of up to a total of $30.0 million due August 31, 2010.  This amount, which is a reduction from $45.0 million, and the current maturity date of August 31, 2010 result from an amendment in March 2010.  For information regarding the terms of the bank credit agreement, please see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation under “Bank Credit Facility and Hallmark Notes.” We paid to JPMorgan Chase Bank under the credit facility $519,000 in interest and fees for the year ended December 31, 2009.

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

Reports of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2009
Consolidated Statements of Operations for the
Years Ended December 31, 2007, 2008, and 2009
Consolidated Statements of Stockholders' Deficit for the Years
Ended December 31, 2007, 2008, and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31,
2007, 2008, and 2009
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

2.3
Recapitalization Term Sheet dated February 9, 2010 between the Special Committee of the Board of Directors of the Company and H C Crown Corp. (previously filed as Exhibit 99.1 to our Current Report on Form 8-K filed on February 10, 2010 and incorporated herein by reference).

2.4
Agreement and Plan of Merger of Crown Media Holdings, Inc. and Hallmark Entertainment Investments Co., dated as of February 26, 2010 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

2.5
Agreement and Plan of Merger of Crown Media Holdings, Inc. and Hallmark Entertainment Holdings, Inc., dated as of February 26, 2010 (previously filed as Exhibit 2.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

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
3.4
Proposed form of Second Amended and Restated Certificate of Incorporation of Crown Media Holdings (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.5
Proposed form of Certificate of Designation, Powers, Preferences, Qualifications, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.6
Proposed form of Third Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. (previously filed as Exhibit 3.3 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

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

10.25
Amendment No. 15, dated as of March 2, 2009, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

10.26
Amendment No. 16, dated as of March 2, 2010, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank.

10.27
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

10.28
Guarantee Agreement, dated as of March 2, 2009 between Hallmark Cards Incorporated and JPMorgan Chase Bank as Administrative Agent (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

10.29
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

10.39
Trademark License Agreement (Hallmark Movie Channel), dated as of January 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.40
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).

10.41
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.98 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).

10.42
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.43
Trademark License Agreement (Hallmark Movie Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.44
Trademark License Extension Agreement (Hallmark Movie Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).

10.45
Trademark License Extension Agreement (Hallmark Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).

10.46	Waiver to the Trademark License Extension Agreement (Hallmark Channel and Hallmark Movie Channel) dated March 3, 2010, by and between Hallmark Licensing Inc. and Crown Media United States, LLC.
10.47
Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.48
Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10-K, filed on March 29, 2002 (Commission File No. 000-30700 and Film No. 02594577) and incorporated herein by reference).

10.49
Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2001  (Commission File No. 000-30700 and Film No. 1623520) and incorporated herein by reference).

10.50
Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 15, 2003 (Commission File No. 000-30700 and Film No. 03701984), and incorporated herein by reference).

10.51
Settlement Agreement dated as of December 1, 2005 between National Interfaith Cable Coalition, Inc., VISN Management Corp. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).

10.52
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

10.54
Intercompany Services Extension Agreement, dated as of January 1, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.42 to our Annual Report on Form 10-K filed on March 29, 2006, and incorporated herein by reference.)

10.55
Intercompany Services Extension Agreement, dated as of January 1, 2007, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).

10.56
Intercompany Services Extension Agreement, dated as of January 1, 2008, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.57
Intercompany Services Extension Agreement, dated as of January 1, 2009, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.54 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

10.58	Intercompany Services Extension Agreement, dated as of January 1, 2010, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
10.59
$50,000,000 Promissory Note, dated July 10, 2001, made by Crown Media, Inc. in favor of HC Crown Corporation (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 31, 2001 (Commission File No. 000-30700 and Film No. 1693331) and incorporated herein by reference).

10.60
$75,000,000 Promissory Note, dated December 14, 2001, made by Crown Media Holdings, Inc., Crown Media International, Inc. and Crown Media United States, LLC in favor of HC Crown Corp. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 18, 2001 (Commission File No. 000-30700 and Film No. 1816385), and incorporated herein by reference).

10.61
Note Purchase Agreement, dated as of August 1, 2003 between Crown Media Holdings, Inc. and HC Crown Corp. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2003 (Commission File No. 000-30700 and Film No. 03825587) and incorporated by reference herein).

10.62
10.25% Senior Secured Discount Note dated August 5, 2003 issued by Crown Media Holdings, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2003 (Commission File No. 000-30700 and Film No. 03825587) and incorporated by reference herein).

10.63
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

10.65
Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).

10.66
Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 (Commission File No. 000-30700 and Film No. 03846439) and incorporated by reference herein).

10.67
Promissory Note in the amount of $33,082,019, dated July 27, 2007, issued by Crown Media Holdings, Inc. in favor of Hallmark Cards, Incorporated (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.68
Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.69
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.70
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.71
Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc.  (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.72*
Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001 (Commission File No. 000-30700 and Film No. 1580885), and incorporated herein by reference).

10.73*
Form of Amended and Restated Crown Media Holdings, Inc. Restricted Stock Unit Agreement (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 9, 2004, and incorporated herein by reference).

10.74*
Form of Crown Media Holdings, Inc. 2004 Restricted Stock Unit Agreement (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 9, 2004, and incorporated herein by reference).

10.75*
Form of Crown Media Holdings, Inc. 2005 Restricted Stock Unit Agreement (previously filed as Exhibit 10.72 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)

10.76*
Employment Agreement, dated as of December 20, 2001, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on May 15, 2003 (Commission File No. 000-30700 and Film No. 03701984) and incorporated herein by reference).

10.77*
Amendment to Employment Agreement dated December 6, 2004, by and between Crown Media United States, LLC and David Kenin (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 8, 2004 and incorporated herein by reference)

10.78*
Second Amendment to Employment Agreement, dated as of December 6, 2004, by and between David Kenin and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 8, 2004 and incorporated herein by reference).

10.79*
Third Amendment to Employment Agreement, dated as of June 13, 2007, by and between David Kenin and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference).

10.80*
Resignation Agreement dated May 19, 2009 between the Company and David Kenin (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2009 and incorporated herein by reference).

10.81*	2008 Deferred Compensation Plan of Crown Media Holdings, Inc. (previously filed as Exhibit 10.77 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).
10.82
Technical Services Agreement, dated as of April 26, 2005, by and between Crown Media United States LLC and Crown Media International LLC (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed on May 27, 2005 and incorporated herein by reference).

10.83
$132,785,424 Promissory Note, dated October 1, 2005, made by Crown Media United States, LLC in favor of Hallmark Entertainment Distribution, LLC. (previously filed as Exhibit 10.97 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)

10.84
Amended and Restated  Waiver and Standby Purchase Agreement dated March 10, 2008 by and between Hallmark Cards Incorporated, HC Crown Corp., Crown Media United States, LLC and Crown Media Holdings, Inc. (previously filed as Exhibit 10.77 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.85
Amendment No. 1 to Amended and Restated  Waiver and Standby Purchase Agreement dated March 10, 2008 by and between Hallmark Cards Incorporated, HC Crown Corp., Crown Media United States, LLC and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.86
Amendment No. 2 to Amended and Restated Waiver and Standby Purchase Agreement dated October 30, 2008, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).

10.87
Amendment No. 3 to Amended and Restated Waiver and Standby Purchase Agreement dated March 2, 2009, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.82 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

10.88
Amendment 4 to Amended and Restated Waiver and Standby Purchase Agreement dated May 4, 2009, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed May 7, 2009, and incorporated herein by reference).

10.89
$70,414,087 Promissory Note, dated March 21, 2006, made by Crown Media Holdings, Inc. in favor of Hallmark Entertainment Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10.90
Copyright Security Agreement, dated July 27, 2007, executed by Crown Media Holdings, Inc. and its subsidiaries for the benefit of Hallmark Cards, Incorporated  (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.91
Security and Pledge Agreement, dated July 27, 2007, by and among Crown Media Holdings, Inc., its subsidiaries and Hallmark Cards, Incorporated  (previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.92
Letter Agreement, dated May 2, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10.93*
Employment Agreement dated as of May 7, 2009 between the Company and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009 and incorporated herein by reference).

10.94*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford. (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

10.95*
Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.85 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.96*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Laura Masse (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

10.97*
Amendment to Employment Agreement, dated as of May 9, 2008, by and between Crown Media Holdings, Inc. and Laura Masse (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference.)

10.98*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Brian Stewart. (previously filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

10.99*
Employment Agreement Amendment dated November 8, 2006 between Crown Media Holdings, Inc. and Brian Stewart. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)

10.100*
Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Brian Stewart (previously filed as Exhibit 10.89 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.101*
Amendment to Employment Agreement, dated as of May 30, 2008, by and between Crown Media Holdings, Inc. and Janice Arouh (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference.)

10.102
Purchase Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).

10.103
Amendment No. 1 to Purchase Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2006, and incorporated herein by reference).

10.104
Intercreditor Agreement, dated as of October 3, 2006, by and among Hallmark Cards, Incorporated, Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).

10.105*
Employment Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)

10.106*
Restricted Stock Unit Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)

10.107*
Stock Appreciation Rights Agreement dated October 3, 2006 between Crown Media Holdings, Inc. and Henry Schleiff. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 9, 2006, and incorporated herein by reference.)

10.108*
First Amendment to the Employment Agreement, dated December 16, 2008, by and between Crown Media Holdings, Inc. and Henry Schleiff (previously filed as Exhibit 10.104 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

10.109*
Resignation Agreement dated May 4, 2009 between the Company and Henry Schleiff (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 6, 2009 and incorporated herein by reference).

10.110*
Crown Media Holdings, Inc. 2007 Annual Advertising Sales Commission Plan**  (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.111*
Crown Media Holdings, Inc. 2008 Annual Advertising Sales Commission Plan**  (previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.112
Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and the Company.**  (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.113
Lease Agreement, dated September 8, 2008, by and between Paramount Group, Inc., 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).

10.114
Guaranty Commitment, dated as of September 2, 2008, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).

10.115*
Employment Agreement, dated as of June 15, 2009, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).

10.116*
Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 between the Company and employee (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference).

10.117
Master Recapitalization Agreement by and among Hallmark Cards, Incorporated, H C Crown Corp., Hallmark Entertainment Holdings, Inc., Crown Media Holdings, Inc., Crown Media United States, LLC, and The Subsidiaries of Crown Media Holdings, Inc. Listed as Guarantors on the Credit Facility, dated as of February 26, 2010 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.118
Proposed form of Credit Agreement Among Crown Media Holdings, Inc. as Borrower and HC Crown Corp., as Lender and Each of the Credit Parties Identified on the Signature Pages Hereto (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.119
Proposed form of Stockholders Agreement by and among H C Crown Corp., Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.120
Proposed form of Registration Rights Agreement among H C Crown Corp., any Other HEIC Stockholder and Crown Media Holdings, Inc. (previously filed as Exhibit 4.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.121
Proposed form of Amendment No. 2 to Federal Income Tax Sharing Agreement between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

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

__________

* Management contract or compensating plan or arrangement.

**Portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

By:                 /s/ WILLIAM J. ABBOTT
William J. Abbott
President and Chief Executive Officer

March 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ WILLIAM J. ABBOTT	Director and Principal	March 4, 2010
William J. Abbott	Executive Officer

/s/ BRIAN C. STEWART	Principal Financial and	March 4, 2010
Brian C. Stewart	Accounting Officer

/s/ DWIGHT C. ARN	Director	March 4, 2010
Dwight C. Arn

/s/ ROBERT BLOSS	Director	March 4, 2010
Robert Bloss

/s/ WILLIAM CELLA	Director	March 4, 2010
William Cella

/s/ GLENN CURTIS	Director	March 4, 2010
Glenn Curtis

/s/ STEVE DOYAL	Director	March 4, 2010
Steve Doyal

/s/ BRIAN GARDNER	Director	March 4, 2010
Brian Gardner

/s/ HERBERT A. GRANATH	Director	March 4, 2010
Herbert A. Granath

/s/ DONALD J. HALL, JR.	Director	March 4, 2010
Donald J. Hall, Jr.

/s/ IRVINE O. HOCKADAY, JR.	Director	March 4, 2010
Irvine O. Hockaday, Jr.

/s/ A. DRUE JENNINGS	Director	March 4, 2010
A. Drue Jennings

/s/ PETER A. LUND	Director	March 4, 2010
Peter A. Lund

/s/ BRAD R. MOORE	Director	March 4, 2010
Brad R. Moore

/s/ DEANNE R. STEDEM	Director	March 4, 2010
Deanne R. Stedem

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2008 and 2009
Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2007, 2008 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2008 and 2009
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Media Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has significant short-term debt obligations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crown Media Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Denver, Colorado
March 4, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Media Holdings, Inc.:

We have audited Crown Media Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Media Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Crown Media Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 4, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Denver, Colorado
March 4, 2010

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	As of December 31,
	2008	2009

ASSETS

Cash and cash equivalents	$2,714	$10,456
Accounts receivable, less allowance for doubtful accounts of $294 and $476, respectively	66,510	68,817
Program license fees	105,936	106,825
Prepaid and other assets	11,722	4,049
Total current assets	186,882	190,147

Program license fees	214,207	178,332
Property and equipment, net	15,392	13,176
Goodwill	314,033	314,033
Prepaid and other assets	8,831	2,373
Total assets	$739,345	$698,061

The accompanying notes are an integral part of these consolidated balance sheets

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except par value and number of shares)

	As of December 31,
	2008	2009

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$26,841	$19,642
Audience deficiency reserve liability	11,505	17,872
License fees payable	128,638	99,494
Payables to Hallmark Cards affiliates	14,799	23,745
Credit facility and interest payable	29	1,002
Notes and interest payable to Hallmark Cards affiliates	3,987	345,314
Company obligated mandatorily redeemable preferred interest	-	22,902
Total current liabilities	185,799	529,971

Accrued liabilities	31,361	24,484
License fees payable	112,451	82,881
Credit facility	28,570	-
Notes payable to Hallmark Cards affiliates	340,697	-
Senior secured note to HC Crown, including accrued interest	686,578	758,755
Company obligated mandatorily redeemable preferred interest	20,822	-
Total liabilities	1,406,278	1,396,091
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 shares issued and outstanding as of December 31, 2008 and 2009, respectively	741	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2008 and 2009, respectively	307	307
Paid-in capital	1,465,293	1,456,788
Accumulated deficit	(2,133,274)	(2,155,866)
Total stockholders' deficit	(666,933)	(698,030)
Total liabilities and stockholders' deficit	$739,345	$698,061

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2007	2008	2009
Revenue:
Subscriber fees	$27,812	$57,153	$63,597
Advertising	205,666	222,967	213,770
Advertising by Hallmark Cards	508	429	775
Sublicense fees and other revenue	378	1,245	1,422
Total revenue, net	234,364	281,794	279,564
Cost of Services:
Programming costs
Hallmark Cards affiliates	82	798	1,235
Non-affiliates	164,287	139,900	126,293
Amortization of film assets	(5,220)	(745)	-
Impairment of film assets	-	176	-
Subscriber acquisition fee amortization expense	30,996	-	-
Amortization of capital lease	1,158	1,158	1,158
Contract termination expense	-	-	4,718
Other costs of services	11,222	12,492	14,175
Total cost of services	202,525	153,779	147,579
Selling, general and administrative expense	61,452	46,706	47,069
Marketing expense	19,733	19,603	6,551
Depreciation and amortization expense	1,656	1,932	1,947
Gain from sale of film assets	-	(101)	(682)
(Loss) income from operations before interest	(51,002)	59,875	77,100
Interest income	1,351	723	481
Interest expense	(109,495)	(100,880)	(101,020)
Loss before discontinued operations	(159,146)	(40,282)	(23,439)
Gain from sale of discontinued operations, net of tax	114	3,064	847
Net loss	$(159,032)	$(37,218)	$(22,592)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,038	104,776	104,788
Loss per share before discontinued operations, basic and diluted	$(1.53)	$(0.39)	$(0.23)
Gain per share from discontinued operations, basic and diluted	-	0.03	0.01
Net loss per share, basic and diluted	$(1.53)	$(0.36)	$(0.22)

The accompanying notes are an integral part of these consolidated statements of operations.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In thousands)

	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances, December 31, 2006	74,118	$741	30,670	$307	$1,457,032	$(1,937,024)	$(478,944)
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	—	—	(25,192)	—	(25,192)
Reclassification of NICC Class A common stock as mandatorily redeemable common stock	(4,357)	(43)	—	—	(32,722)	—	(32,765)
Contributions of additional paid-in capital under tax sharing agreement	—	—	—	—	12,173	—	12,173
Net loss	—	—	—	—	—	(159,032)	(159,032)
Balances, December 31, 2007	69,761	698	30,670	307	1,411,291	(2,096,056)	(683,760)
Reclassification of NICC mandatorily redeemable common stock as Class A common stock	4,357	43	—	—	32,722	—	32,765
Contributions of additional paid-in capital under tax sharing agreement	—	—	—	—	21,280	—	21,280
Net loss	—	—	—	—	—	(37,218)	(37,218)
Balances, December 31, 2008	74,118	741	30,670	307	1,465,293	(2,133,274)	(666,933)
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	—	—	(8,505)	—	(8,505)
Net loss	—	—	—	—	—	(22,592)	(22,592)
Balances, December 31, 2009	74,118	$741	30,670	$307	$1,456,788	$(2,155,866)	$(698,030)

The accompanying notes are an integral part of these consolidated statements of stockholders’ deficit.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159,032)	$(37,218)	$(22,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain from sale of discontinued operations	(114)	(3,064)	(847)
Gain from sale of film assets	—	(101)	(682)
Depreciation and amortization	198,209	145,172	133,040
Accretion on company obligated mandatorily redeemable preferred interest	2,207	2,132	2,080
Provision for allowance for doubtful accounts	166	75	1,303
Impairment of film assets	—	176	-
Loss on sale of property and equipment	20	-	-
Stock-based compensation	6,007	(89)	(516)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,817)	1,944	(3,610)
Additions to program license fees	(116,062)	(210,123)	(92,542)
Deletions (additions) to subscriber acquisition fees	858	(2,693)	(1,000)
Decrease in prepaid and other assets	3,761	2,354	11,582
Increase (decrease) in accounts payable, accrued and other liabilities	16,142	(18,506)	(3,355)
Increase in interest payable	92,926	91,296	72,998
Increase in license fees payable to Hallmark Cards affiliates	550	9,321	538
Increase in payables to Hallmark Cards affiliates	1,753	1,533	420
(Decrease) increase in license fees payables to non-affiliates	(21,962)	65,869	(59,251)
Net cash provided by operating activities	14,612	48,078	37,566
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,668)	(1,868)	(507)
Purchases of film asset	(2,051)	35	-
Payments to buyer of international business	(4,104)	(3,604)	(936)
Proceeds from disposition of property and equipment	20	-	-
Net cash used in investing activities	(7,803)	(5,437)	(1,443)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility	18,145	30,543	18,062
Payments on the credit facility	(36,273)	(71,478)	(45,633)
Payment on note payable to Hallmark Cards	—	(228)	-
Principal payments on capital lease obligations	(672)	(738)	(810)
Net cash used in financing activities	(18,800)	(41,901)	(28,381)
Net (decrease) increase in cash and cash equivalents	(11,991)	740	7,742
Cash and cash equivalents, beginning of year	13,965	1,974	2,714
Cash and cash equivalents, end of year	$1,974	$2,714	$10,456

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2007	2008	2009
Supplemental disclosure of cash and non-cash activities:
Interest paid	$9,076	$4,800	$22,537
Tax sharing payment from Hallmark Cards applied to note payable to Hallmark Cards affiliate	$12,172	$21,280	$—
Reduction of additional paid-in capital for obligation under tax sharing agreement	$25,192	$—	$8,505
Reclassification of common stock and paid-in capital to Redeemable Common Stock	$32,765	$—	$—
Reclassification of Redeemable Common Stock to common stock and paid-in capital	$—	$32,765	$—
Interest payable converted to principal on notes payable to Hallmark Cards affiliate	$18,778	$47,490	$—
Disposal of film asset
Accounts receivable	$—	$74	$—
Program license fee – non-affiliate	$—	$1,110	$—
Film asset, net	$—	$1,507	$—
Accrued liabilities	$—	$573	$—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2008 and 2009

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its wholly-owned subsidiary, Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television channels (collectively the “Channels” or the “channels”) dedicated to high quality, entertainment programming for adults and families, in the United States. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. ("Hallmark Entertainment Investments"), a subsidiary of Hallmark Cards, Incorporated ("Hallmark Cards"), the National Interfaith Cable Coalition, Inc. ("NICC"), the DIRECTV Group, Inc. and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation ("Liberty Media") and J.P. Morgan Partners (BHCA), L. P. ("J.P. Morgan").

The Company’s continuing operations are currently organized into one operating segment, the channels.

Recent Developments

Recapitalization of the Company

In the second quarter of 2009, the Company’s Board of Directors formed a Special Committee of three independent directors to review and consider a May 28, 2009 proposal from H C Crown Corp. (“HCC”) regarding a recapitalization of the amounts owed by the Company to HCC and its affiliates.  HCC is a wholly-owned subsidiary of Hallmark Cards.  On February 9, 2010, the Special Committee of the Board and HCC approved and executed a Recapitalization Term Sheet, representing non-binding terms of recapitalization transactions for the Company.  On February 26, 2010, the Company entered into the Master Recapitalization Agreement with Hallmark Cards, HCC and related entities that provides for the recapitalization transactions and the agreements described below (the “Recapitalization”).  The summary of the terms of the Recapitalization transactions is qualified entirely by reference to the agreements to which each summary description relates, each of which we have filed with the Securities and Exchange Commission (the “SEC”).

The Recapitalization transactions include, among other things, $315.0 million principal amount of the HCC Debt (as defined below) being restructured into new debt instruments, $185.0 million principal amount of the HCC Debt being converted into convertible preferred stock of the Company, Class B Common Stock being converted into Class A Common Stock with Class A Common Stock becoming the only authorized and outstanding common stock of the Company (the “Class A Common Stock”), and the balance of the HCC Debt being converted into shares of Class A Common Stock.  Upon execution of the Master Recapitalization Agreement, the automatic termination of the waiver under the existing Amended and Restated Waiver and Standby Purchase Agreement (the “Waiver Agreement”) with Hallmark Cards and HCC was extended until August 31, 2010; the Waiver Agreement defers payment dates on HCC Debt (excluding accounts payable).

Other aspects of the Recapitalization concern a Credit Agreement for the new debt, an amendment to the Tax Sharing Agreement with Hallmark Cards, a registration rights agreement, mergers of two intermediate holding companies with the Company, efforts to extend or replace the Company’s revolving line of credit, Hallmark Cards’ willingness to guarantee $30.0 million of a revolving line of credit, a standstill agreement of Hallmark entities pursuant to which such entities agree not to acquire, through December 31, 2013, additional shares of Class A Common Stock of the Company, subject to certain exceptions, and agree to certain restrictions on their ability to sell or transfer shares of Class A Common Stock of the Company until December 31, 2013 and, subject to lesser restrictions, until December 31, 2020.

Each of the Company (subject to approval by the Special Committee) and HCC has the right to terminate the Master Recapitalization Agreement at any time after the later of (x) June 30, 2010 and (y) 45 days following receipt of notice that the information statement filed by the Company will not be reviewed by the SEC or that the SEC staff has no further comments thereon, if the Recapitalization has not been consummated prior to that date.  Even if there were such a termination, the Waiver Agreement will continue to provide that the automatic termination date of the waiver will extend to August 31, 2010.  The closing of the Recapitalization is subject to a number of conditions, including, among other things, (a) representations and warranties of the Company being accurate, (b) obtaining a one-year revolving credit agreement mentioned below, (c) there being no judgment or order which prohibits the consummation of the Recapitalization and (d) Hallmark Cards not having delivered a written notice to the Company certifying that Hallmark Cards in its sole discretion (but only after consultation with outside legal counsel) shall have determined that the status of any pending or threatened litigation or regulatory proceeding involving the Company or its subsidiaries in connection with the Recapitalization is unsatisfactory to Hallmark Cards.  See Note 16 for information regarding a pending lawsuit on the Recapitalization in which the plaintiff objects to the Recapitalization.

From the date of the Master Recapitalization Agreement to the Closing Date, the Company will be subject to various affirmative covenants (including covenants to operate in the ordinary course of business and to keep available the services of its officers and employees and preserve the present relationships with persons doing business with it) as well as various negative covenants (including, among others, with respect to sales, leases or transfers outside the ordinary course of business and acquisitions of material assets other than in accordance with past practices).

If the Recapitalization is consummated, the Hallmark parties will own, excluding the shares of Class A Common Stock that would be received upon conversion of the preferred stock, at least 90.1% of the sum of the outstanding common stock of the Company and shares subject to outstanding options (the outstanding options are for 87,238 shares on the date hereof).  Certain aspects of the Recapitalization require stockholder approval.  Hallmark Entertainment Holdings, Inc. (“HEH”) and certain Hallmark Cards affiliates as direct or indirect owners of a more than a majority of the Company’s voting stock have stated in the Master Recapitalization Agreement their written consents as stockholders to these matters in lieu of holding a meeting of the Company’s stockholders.  No vote of other stockholders will be requested or required.  The closing of the Recapitalization cannot occur until 20 calendar days after an information statement required by regulations of the SEC is sent to the stockholders of the Company, or if such information statement is furnished by sending a Notice of Internet Availability, until 40 calendar days after such notice is sent to the stockholders of the Company.  The Master Recapitalization Agreement requires that the Company use best efforts to prepare and file the information statement with the SEC as promptly as is reasonably practicable (but not later than March 20, 2010).

General

In the Recapitalization:

•
$315.0 million principal amount of the HCC Debt will be restructured into new debt instruments on the terms summarized below (the “New Debt”), $185.0 million principal amount of the HCC Debt will be converted into an equal amount of convertible preferred stock of the Company on the terms summarized below (the “Convertible Preferred Stock”), and the balance of the HCC Debt as of the closing of the Recapitalization (the “Closing Date”) will be converted into shares of Class A Common Stock at the Conversion Price (as described below). As a result of the Recapitalization, immediately following the closing of the Recapitalization transactions, all of the HCC Debt, except to the extent converted and continued as New Debt, will be extinguished and discharged.

o
“HCC Debt” means (i) the aggregate principal amount of all indebtedness owed to Hallmark Cards, HCC and their controlled affiliates, including accrued and unpaid interest thereon through the Closing Date, but excluding accrued but unpaid interest with respect to the 2001 Note, the 2005 Note and the 2006 Note; (b) all accounts payable and open intercompany accounts of the Company and its subsidiaries owed to HCC and Hallmark Cards and their controlled affiliates (other than the Company and its subsidiaries); and (c) any amounts due to Hallmark Cards or its affiliates under the Tax Sharing Agreement (as defined below) through December 31, 2009; provided that for the avoidance of doubt the following shall not constitute HCC Debt:  (i) Reimbursement Obligations (as defined in the Master Recapitalization Agreement), (ii) Ordinary Course of Business Obligations (as defined in the Master Recapitalization Agreement), and (iii) any amounts due to Hallmark Cards or its affiliates under the Tax Sharing Agreement accruing on or after January 1, 2010.  “2001 Note” means the Promissory Note, dated as of December 14, 2001, of the Company in the original principal amount of $75.0 million payable to HCC; “2005 Note” means the Promissory Note, dated as of October 1, 2005, of a wholly-owned subsidiary of the Company in the original principal amount of $132,785,424 payable to HCC; and “2006 Note” means the Promissory Note, dated as of March 21, 2006, of the Company in the original principal amount of $70,414,087.87 payable to HCC.

o
“Conversion Price” means the amount equal to (x) the quantity of (i) the total HCC Debt as of the Date of Determination, less (ii) $500 million, divided by (y) the Conversion Price Shares.  “Conversion Price Shares” means a notional number of shares of Class A Common Stock which, when combined with the number of shares of Class A Common Stock directly or indirectly owned by Hallmark Cards as of the Date of Determination (for purposes of such calculation (x) including with respect to shares of Class A Common Stock owned directly by Hallmark Entertainment Investments Co. (“HEIC”) only HEH’s pro rata portion of the Class A Common Stock owned by HEIC, and (y) excluding the shares of Class A Common Stock that will be receivable by HCC upon conversion of the Convertible Preferred Stock), will equal 90.1% of the sum of (i) all outstanding shares of Class A Common Stock on the Date of Determination prior to the Closing Date, (ii) the Conversion Price Shares and (iii) all shares potentially issuable upon exercise of all outstanding options as of the Date of Determination.

“Date of Determination” means the Closing Date, provided that if the Closing Date occurs on or after March 31, 2010, the “Date of Determination” will be deemed to be March 31, 2010.

•	The terms of the New Debt as set forth in the Credit Agreement will include without limitation the following:

o	Maturity: December 31, 2013.

o	Tranches:

▪
Term A Loan of $200 million will be cash-pay in terms of interest and will bear interest at the rate of 9.5% per annum through December 31, 2011, increasing to 12% on and after January 1, 2012 through December 31, 2013.

▪
Term B Loan of $115 million will be payable-in-kind, by adding interest to the principal (“PIK”), through December 31, 2010 and will become cash-pay for the quarterly period beginning on January 1, 2011 and for all quarterly periods thereafter. The interest rate will be 11.5% through December 31, 2011, increasing to 14% on and after January 1, 2012 and continuing through December 31, 2013.

o
PIK Toggle: The Company will have the option to PIK up to three quarterly cash payments in the aggregate for the Term A Loan and the Term B Loan.  For the avoidance of doubt, contractual PIK payments under the Term B Loan will not reduce the number of optional PIK payments available to the Company, and if the Company opts to PIK both the Term A Loan and the Term B Loan cash payments in a single quarter then that will count as two of the Company’s three quarterly PIK options.

o	Prepayment: The New Debt will be pre-payable at any time at par plus accrued interest.

o
Mandatory Prepayments: 100% of net cash proceeds from asset sales or other dispositions, except to the extent such net cash proceeds are reinvested in productive assets of a kind then used or usable in the business of the Company or its subsidiaries within 180 days of the sale or other disposition; 100% of net cash proceeds from equity issuances; 100% of net cash proceeds from debt issuances (exclusive of the Revolver as described below); 75% of Excess Cash Flow (as defined in the New Debt agreements); and upon the sale of assets in advance of a condemnation proceeding, or following the occurrence of a casualty or condemnation for which the Company or its subsidiaries have received proceeds, after such proceeds have been used to replace the subject assets.  Prepayments must be applied in the following order (i) first to PIK interest on the Term A Loan (ii) then to principal on the Term A Loan (iii) then to PIK interest on the Term B Loan, and (iv) finally to principal on the Term B Loan.

o
Change in Control:  The principal and interest on the New Debt will become immediately due and payable upon a change in control (as defined in the Credit Agreement) arising from (i) a Premium Transaction (as described below) or (ii) a transaction approved by a special committee of the Company's Board of Directors.

o
Collateral:  An existing lien on substantially all of the Company’s assets will be modified so it secures obligations under the Credit Agreement.  It is contemplated that this security interest will be subordinate to the lender under the bank revolving credit facility.

o
NICC Reserve Account:  The Company is required to redeem the preferred interest held by a wholly-owned subsidiary of National Interfaith Cable Coalition (“NICC”) in Crown Media United States for $25.0 million by December 31, 2010.  Prior to closing of the Credit Agreement, the Company will establish with a financial institution a NICC Reserve Account in the Company's name and deposit in that account amounts which the Company chooses as a sinking fund for the mandatory redemption of that preferred interest.  The funds in the NICC Reserve Account are to be used to make any scheduled payments on the NICC preferred interest and at no time is the amount to exceed $25.0 million.

o
Covenants:  Negative covenants include limitations on debt incurrence; dividends; liens; capital expenditures; investments; restricted payments; sale/leaseback transactions; creation of subsidiaries; changes in business conducted; execution or amendment of material agreements in such a way as could be reasonably be expected to be materially disadvantageous to the Hallmark lenders; transactions with affiliates; and dispositions of property.

Financial covenants include:   The Company will not permit its Cash Interest Coverage Ratio as the end of any fiscal quarter to be less than 2.0:1.0.

“Cash Interest Coverage Ratio” is defined as the ratio of (a) EBITDA to (b) the sum of the Term A Loan and the Term B Loan cash interest expense (excluding PIK interest), in each case for a Measurement Period of  four consecutive fiscal quarters ending on the date of determination, adjusted pro rata for the three full quarters following the Closing Date.

“EBITDA” means for any period (x) Consolidated Net Income plus (y) to the extent Consolidated Net Income was reduced by such items: (i) provision for income taxes during such period; (ii) interest expense deducted in computing Consolidated Net Income; (iii) total depreciation expense and total amortization expense (other than amortization of capitalized film costs); (iv) any extraordinary, unusual or non-recurring expenses or losses, whether or not included as a separate item in the statement of such Consolidated Net Income for such period (including, but not limited to losses on sales of assets outside of the ordinary course of business, impairment of assets, restructuring charges, transactions costs of the Recapitalization payable by the Company and write-offs of deferred costs for such period); (v) any other non-cash charges (other than write-offs or write-downs during such period of inventory, accounts receivable or any other current assets or liabilities in the ordinary course of business); minus (z)(i) any extraordinary, unusual or non-recurring income or gains (including, whether or not otherwise included as a separate item in the statement of such Consolidated Net Income for such period, gains on sale of assets outside of the ordinary course of business) for such period and (ii) any other non-cash income items increasing Consolidated Net Income for such period, all as determined for such period in conformity with GAAP.

The credit agreement for the Term A Loan and Term B Loan includes cross defaults if there is a default by the Company on any indebtedness for borrowed money and similar obligations in excess of $1,000,000 or if there is a failure to pay the redemption amount of $25.0 million on the preferred interest held by the NICC subsidiary in Crown Media United States or if there is demand on the Hallmark guarantee on the Revolver.

•	The terms of the Convertible Preferred Stock will include without limitation the following:

o
Liquidation preference:  In the event of any liquidation or winding up of the Company, the holders of the Convertible Preferred Stock will be entitled to receive, in preference to the holders of the common stock of the Company, an amount equal to the greater of (x) $1,000 per share plus accrued but unpaid dividends thereon, or (y) that amount that would be received by such holders on an “as converted” basis (the “Liquidation Preference”).  A consolidation, merger, reorganization or other form of acquisition of the Company or a sale of all or substantially all of its assets will be deemed to be a liquidation or winding up for purposes of the liquidation preference.

o
Dividends: No dividends will accrue or be payable from the date of issue of the Convertible Preferred Stock through December 31, 2010; cumulative PIK dividends will accrue from and after January 1, 2011 through December 31, 2011 at a rate per annum of 14%; cumulative PIK dividends will accrue from and after January 1, 2012 through December 31, 2014 at a rate per annum of 16%; and cumulative cash-pay dividends will accrue for all periods thereafter at a rate per annum of 16%, in each case payable solely out of lawfully available surplus.  The Convertible Preferred Stock will participate with the common stock of the Company as to dividends on an “as converted” basis.  The Company may elect to pay accumulated PIK dividends in cash at any time, subject to lawfully available surplus.

o
Optional Conversion:  At the option of the holder, each share of Convertible Preferred Stock becomes and remains convertible at the earlier of December 31, 2013, or upon a payment or refinancing by the Company of all or substantially all of the New Debt, into such number of shares of common stock of the Company as is determined by dividing the Liquidation Preference of $1,000 plus accrued and unpaid dividends with respect to such shares of  Convertible Preferred Stock by the conversion price, with anti-dilution protection, including, among other things, an adjustment for certain issuances of common stock of the Company without consideration or for a consideration per share less than the then Conversion Price.

o
Redemption:  The Company must redeem (to the extent funds are lawfully available) the Convertible Preferred Stock when and as the Company receives, upon a refinancing of the New Debt, net proceeds from such refinancing in excess of the aggregate outstanding principal and interest amounts of New Debt (“Excess Refinancing Proceeds”).  The Company may voluntarily redeem the Convertible Preferred Stock at the Liquidation Preference at any time upon 10-days written notice.

o
Voting:  The Convertible Preferred Stock will vote together with the common stock of the Company on an “as-converted” basis.  In addition, the consent of holders of more than 50% of the Convertible Preferred Stock, voting as a separate class, will be required for the Company to do any of the following, among other things:  (i) Authorize or sell any equity securities pari passu or senior in right of liquidation to the Preferred Stock; (ii) except for certain indebtedness permitted by the Credit Agreement, authorize or issue any debt security unless the debt security has received the prior approval of the Board of Directors, or amend the terms of any agreement regarding material indebtedness of the Company unless the amendment has been approved by the Board of Directors; (iii) repurchase or redeem equity securities (other than from an employee following termination pursuant to an arrangement or agreement), or declare or pay any dividend on the common stock of the Company; (iv) sell, merge, recapitalize, reorganize, liquidate or dissolve the Company; (v) make any acquisitions greater than $5,000,000; (vi) amend organizational documents or enter into an agreement that adversely affects or alters the rights, preferences or privileges of the Convertible Preferred Stock; and (vii) issue any additional shares of common stock of the Company (other than pursuant to options outstanding on the Closing Date) or options or rights to acquire common stock of the Company.

Tax Sharing Agreement

The existing Federal Income Tax Sharing Agreement between Hallmark Cards and the Company will be amended effective as of January 1, 2010 (as amended, the “Tax Sharing Agreement”).  The amendment will provide, among other things, that:

o
Hallmark Cards will not pay any Crown Tax Benefits (defined in the Tax Sharing Agreement) in cash and instead will carry forward any such amounts to offset future Crown Tax Liability (defined in the Tax Sharing Agreement);

o	the Company will be allowed to deduct both cash-pay and PIK interest due to Hallmark Cards in calculating tax-sharing payments;

o	the conversion of the HCC Debt pursuant to the Recapitalization will not be deemed the payment of interest expense to Hallmark Cards;

o	tax attributable to the cancellation of indebtedness income will be excluded from the calculation of tax sharing payments; and

o	any amounts related to taxes owed to Hallmark Cards prior to December 31, 2009, will be included in the HCC Debt, which will be converted into Class A Common Stock.

The first payment by the Company pursuant to the Tax Sharing Agreement will occur after the first full quarter following the Closing Date and will be made in respect of the period commencing from January 1, 2010 through the last day of the first full quarter following the Closing Date.

Registration Rights Agreement

The Company and HCC will enter into a Registration Rights Agreement providing for three demand registration rights, three demand resale registration rights and unlimited piggyback registration rights.  The registration rights concern, among other things, Class A Common Stock issued in the Recapitalization, Class A Common Stock issuable upon the conversion of the Convertible Preferred Stock, and Class A Common Stock acquired pursuant to subscription rights of HCC described below.

Mergers and Amendments to Certificate of Incorporation

Two intermediate holding companies (HEIC and HEH) will be merged with and into the Company, and the stockholders of those companies will receive their pro rata direct ownership of Class A Common Stock in connection therewith (the “Mergers”).  The Company’s stockholders will receive no consideration in connection with these mergers.

The Company will effect an amendment to the Company’s certificate of incorporation which will automatically convert the shares of Class B Common Stock into shares of Class A Common Stock and eliminate the super-voting nature of the Class B Common Stock, resulting in the only authorized common stock being the Class A Common Stock.  The amendment will increase the Company’s authorized capital stock to 500,000,000 shares of Class A Common Stock and decrease the authorized Preferred Stock to 1,000,000 shares of preferred stock which may be issued in series designated by the Board of Directors, of which 400,000 will be designated as Series A Preferred Stock.

The provisions dealing with corporate opportunities will be revised to further delineate the duties of a director or officer of the Company who is also a director or officer of Hallmark Cards or its affiliates with respect to business opportunities and corporate transaction opportunities.

Currently the Company is governed by Section 203 of the Delaware General Corporation Law, dealing with restrictions on business combinations, although, by the terms of Section 203, the restrictions on business combinations do not currently apply to Hallmark Cards or its affiliates.  Pursuant to the amendments to the Certificate of Incorporation, the Company will elect not to be governed by Section 203 unless and until such time as (i) Section 203, but for the opt-out provision, would apply to the Company or (ii) there is a transaction in which Hallmark's beneficial interest in the Company is reduced to less than 50% of the outstanding shares of Class A Common Stock.

Further, the Company’s Board of Directors and Hallmark Cards affiliates representing more than a majority of the voting power of the Company’s capital stock have approved of an amendment to the Company’s Certificate of Incorporation that provides for a reverse stock split at any time prior to December 31, 2013 upon the request of a special committee of the Company’s Board of Directors.  The exact ratio of the reverse stock split will be determined by the Board of Directors, upon the recommendation of the special committee.

Revolver

As a condition to closing, the Company must have obtained a revolving credit facility from a third-party lender with a term of not less than 360 days from the Closing Date and with availability of at least $30.0 million (the “Revolver”).  The Revolver will have other terms and conditions reasonably acceptable to the Company, and Hallmark Cards must have guaranteed, or caused one or more of its affiliates to have guaranteed, the Revolver.

Waiver Agreement

The Waiver Agreement, which was entered into on March 10, 2008 and most recently amended in May 2009, has been amended to provide that the waiver thereunder will terminate automatically on August 31, 2010.  Additionally, Hallmark will use its best efforts to ensure that the Company will have continued access to up to $30.0 million under the Company’s existing revolving credit facility while the Waiver Agreement is in effect.

Standstill Agreement

Hallmark Cards and HCC (“Hallmark” in this context) will enter into a stockholders agreement (the “Stockholders Agreement”) with standstill provisions pursuant to which they will agree that Hallmark will not acquire any additional shares of common stock of the Company through December 31, 2013, except:

o	additional shares of Class A Common Stock resulting from the conversion of the Convertible Preferred Stock;

o	acquisitions pursuant to the subscription rights described in the next paragraph;

o	with the prior approval of a special committee of the Company’s Board of Directors comprised solely of independent, disinterested directors; and

o
from January 1, 2012 through December 31, 2013, either (i) pursuant to a tender offer for all of the Company’s shares of Class A Common Stock, which tender offer is subject to a majority-of-a-minority tender condition, or (ii) pursuant to a “Premium Transaction” as described below under “Co-Sale Rights.”

Until termination of the Stockholders Agreement, in the event that the Company proposes to issue additional shares of capital stock, options or rights to acquire equity securities or debt securities convertible into equity securities, the Company will offer to HCC and its affiliates such additional shares as will be necessary to ensure that Hallmark continues to own on a fully-diluted basis at least the same percentage of the shares of all classes of the Company capital stock as HCC and its affiliates owned immediately prior to such issuance.

Co-Sale Rights

The Stockholders Agreement also provides that:

o	Until December 31, 2013, HCC may not sell or transfer its Class A Common Stock to a third party, except:

▪	from the Closing Date through December 31, 2013, with the prior approval of a special committee of the Company’s Board of Directors comprised solely of independent, disinterested directors;

▪
on or after January 1, 2012, (i) in a Premium Transaction or (ii) pursuant to a public offering or block trade in which to the knowledge of HCC, no purchaser (together with its affiliates and associates) acquires beneficial ownership of a block of shares of the Company in excess of 5% (in the case of a public offering) or 2% (in the case of any block trade) of the outstanding Class A Common Stock; and

▪	to an affiliate of Hallmark Cards or pursuant to a bona fide pledge of the shares to a lender that is not an affiliate of Hallmark Cards (collectively, a “Permitted Transfer”).

A “Premium Transaction” is a transaction involving the sale or transfer by Hallmark of its shares of Class A Common Stock to a third party (by merger or otherwise) in which all stockholders unaffiliated with Hallmark will be entitled to participate and will be entitled to receive both (x) consideration equivalent in value to the highest consideration per share of Class A Common Stock received by HCC in connection with such transaction, and (y) a premium of $0.50 per share of Class A Common Stock (subject to adjustment for any stock splits, combinations, reclassifications, adjustments, sale of Class A Common Stock by the Company, or sale of Class A Common Stock by HCC pursuant to a public offering or block trade as permitted above, or any similar transaction).  For the avoidance of doubt, the aggregate premium shall not exceed $17,400,880, which is the product of the number of outstanding shares owned by minority stockholders as of the date of the Master Recapitalization Agreement multiplied by $0.50.  Also, for the avoidance of doubt, HCC may effectuate a Premium Transaction pursuant to a short-form merger (or other merger) between the Company and HCC or any purchaser of its shares, so long as the holders of Class A Common Stock not affiliated with HCC receive the consideration provided for in this paragraph in connection with such merger.

o
From and after January 1, 2014 until the earlier of (x) December 31, 2020 and (y) such time as Hallmark and its controlled affiliates no longer beneficially own a majority of the outstanding Class A Common Stock, HCC may not sell or transfer, in one or a series of related transactions, a majority of the outstanding shares of Class A Common Stock to a third party, unless (i) in a Permitted Transfer, (ii) with the prior approval of a special committee of the Board of Directors or (iii) all stockholders unaffiliated with Hallmark will be entitled to either (a) participate in such transaction on the same terms as HCC or (b) receive cash consideration equivalent in value to the highest consideration per share of Class A Common Stock received by HCC in connection with such transaction.

In addition, the Stockholders Agreement sets forth the terms on which Hallmark Cards or one of its affiliates is required to provide a guarantee of the Revolver.  The Hallmark obligations regarding the standstill provisions, co-sale rights and the guarantee of the Revolver will terminate upon a payment default on the New Debt, subject to a 60-day grace/cure period.  The Stockholders Agreement also terminates on the earlier of such time as Hallmark and its affiliates cease to own a majority of the Class A Common Stock or December 31, 2020.

Listing Requirements

Pursuant to the Stockholders Agreement, the Company will use its commercially reasonable best efforts to maintain the listing of the Class A Common Stock on the NASDAQ Global Market through December 31, 2013.  Until that date, HCC will (i) vote in favor of any proposed amendment to the Company’s certificate of incorporation to effect a reverse stock split with respect to the Class A Common Stock to maintain the listing on the NASDAQ Global Market if recommended by a majority of directors who are not affiliates of Hallmark and (ii) reasonably cooperate with the Company in meeting with representatives of the NASDAQ Global Market in support of such listing.  Through December 31, 2013, HCC will not cause the Company to voluntarily delist the shares of Class A Common Stock from NASDAQ Global Market or deregister the shares of Class A Common Stock under the Securities Exchange Act of 1934, as amended (except in connection with a Premium Transaction or tender offer by Hallmark which is a permitted acquisition of stock as described above).

Martha Stewart Agreement

In January 2010, Crown Media United States, LLC entered into a multi-year agreement with Martha Stewart Living Omnimedia, Inc. (“Martha Stewart Living”) to exclusively televise original episodes of the popular daytime home and lifestyle series The Martha Stewart Show on Hallmark Channel beginning September 2010. As part of the agreement, Martha Stewart Living will also develop a range of new and original series and prime time specials that will complement Hallmark Channel’s schedule.  Beginning in the fall of 2010, Mondays through Fridays, The Martha Stewart Show, will be presented 10 a.m. to 11 a.m. (ET/PT), kicking off a two-and-half-hour block of original Martha Stewart programming.  Following The Martha Stewart Show, from 11 a.m. to 12:30 p.m. (ET/PT) each weekday, the Hallmark Channel will present exclusive original programming currently in development at Martha Stewart Living that will feature a portfolio of creative content for which the Martha Stewart brand is known and which will showcase experts and personalities from within Martha Stewart Living.  Additionally, Martha Stewart Living will develop numerous holiday and interview specials for prime time on the network.

Liquidity

As of December 31, 2009, the Company had $10.5 million in cash and cash equivalents on hand and $44.0 million of borrowing capacity under the bank credit facility.  On March 2, 2010, the Company and the bank set the maximum amount that could be borrowed under the bank credit facility at $30.0 million and extended the maturity date to August 31, 2010.  After this amendment, the Company has $30.0 million of current borrowing capacity under the bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates.  The Company’s management anticipates that the principal uses of cash up to August 31, 2010, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, costs incurred in connection with the Recapitalization, interest and repayment of principal under the bank credit facility and interest of approximately $15.0 million to $18.0 million due under certain notes to Hallmark Cards affiliates from January 1 through August 31, 2010.  The amounts outstanding under the bank credit agreement and those notes to Hallmark affiliates are due August 31, 2010, as discussed below.

The Company generated positive cash flows from operating activities for each of the years ended December 31, 2007, 2008 and 2009.  As indicated below, there can be no assurance that the Company’s operating activities will generate positive cash flow in future periods.

Another significant aspect of the Company’s liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries. Under the Amended and Restated Waiver Agreement as amended with Hallmark Cards and its affiliates (the “Waiver Agreement”), the deferred payments under such obligations are extended to August 31, 2010.  These obligations comprised $345.3 million at December 31, 2009.  An additional $758.8 million (10.25% Senior Secured Note) of principal and interest outstanding at December 31, 2009, payable to a Hallmark Cards’ affiliate in August 2011, is also subject to the Waiver Agreement until August 31, 2010.  Interest amounts related to the 10.25% note will be added to principal through August 5, 2010.  The deferral of payments under the Waiver Agreement terminates on August 31, 2010.  Hallmark Cards and its affiliates have no obligation, and have stated no intent, to extend this waiver termination date. The note purchase agreement for the senior note provides that if there is an event of default with respect to any other indebtedness in excess of $5.0 million, the accreted value and any accrued and unpaid interest on the senior note would become due and payable.

The Company’s ability to pay amounts outstanding under the bank credit facility on the maturity date is highly dependent upon its ability to generate sufficient, timely cash flow from operations between January 1 and August 31, 2010.  Based on the Company’s forecasts for 2010, which assume no principal payments on notes payable to Hallmark Cards and its affiliates, the Company would have sufficient cash to repay all or most of the bank credit facility on the maturity date, if necessary.  However, there is uncertainty regarding the Company’s future advertising revenues, so it is possible that cash flows may be less than the expectations of the Company’s management.

Upon maturity of the credit facility on August 31, 2010, to the extent the facility has not been paid in full, renewed or replaced, the Company could exercise its option under the Waiver Agreement and require Hallmark Cards to purchase the interest of the lending bank in the facility.  In that case, Hallmark Cards would have all the obligations and rights of the lending bank under the bank credit facility and could demand payment of outstanding amounts at any time after August 31, 2010, under the terms of the Waiver Agreement.

The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through August 31, 2010, when combined with (1) the deferral of otherwise required payments under the 10.25% Senior Secured Note related-party debt and the tax sharing agreement, and (2) if necessary, Hallmark Cards’ purchase of any outstanding indebtedness under the bank credit facility on August 31, 2010 will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs until the earlier of August 31, 2010 or the closing of the Recapitalization described above in this Note 1.

The Company has entered into the Master Recapitalization Agreement for the Recapitalization transactions, including the exchange of existing debt owed to H C Crown Corp. for new debt, preferred stock and common stock.  It is a condition of the Recapitalization that the Company have obtained a revolving credit facility from a third-party lender, guaranteed by Hallmark Cards or one of its affiliates, with a term of not less than 360 days of the closing date of the Recapitalization, with the availability of at least $30.0 million and on other terms and conditions reasonably acceptable to the Company.  If the Recapitalization is closed as contemplated at this time, the Company believes that cash on hand, cash generated by operations and borrowing availability under the contemplated revolving credit facility will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs until at least March 31, 2011.

The form of credit agreement with HCC and other Hallmark Card affiliates in the Recapitalization requires that, prior to closing of the credit agreement, the Company establish with a financial institution a reserve account (called the "NICC Reserve Account") in the Company's name for amounts that the Company may choose as a sinking fund with respect to the $25.0 million payable by December 31, 2010, for the redemption of the preferred interest in Crown Media United States.  The preferred interest is held by VISN Management Corp. (“VISN”) which is a wholly-owned subsidiary of National Interfaith Cable Coalition.  At no time may the amounts in the NICC Reserve Account exceed $25.0 million.  In order to redeem the preferred interest, the Company may need to borrow up to $25.0 million under the bank credit facility.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber and advertising revenue at or near the amount of such revenue for the year ended December 31, 2009. A significant decline in the popularity of the Channels, a further economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.

The closing of the Recapitalization is subject to a number of conditions, including, among other things, (a) representations and warranties of the Company being accurate, (b) obtaining the revolving credit agreement mentioned above, (c) no judgment or order which prohibits the consummation of the Recapitalization and (d) Hallmark Cards’ not having delivered a written notice to the Company certifying that Hallmark Cards in its sole discretion shall have determined that the status of any pending or threatened litigation or regulatory proceeding involving the Company or its subsidiaries in connection with the Recapitalization is unsatisfactory to Hallmark Cards.  If for any reason the Recapitalization is not consummated, the Company would be unable to meet its obligations which become due on August 31, 2010, which provides substantial doubt about the entity’s ability to continue.  In addition, it is unlikely that the Company could obtain, without a guarantee or other support of Hallmark Cards, other equity or debt financing prior to August 31, 2010 in order to replace or refinance obligations becoming due on that date.  This is the view of the special committee which considered and negotiated the Recapitalization.  Accordingly, the Company believes the ability of the Company to continue its operations depends upon completion of the Recapitalization.

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements include the accounts of Crown Media Holdings and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the collectibility of accounts receivable, the valuation of goodwill, intangible assets, and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $166,000, $75,000 and $1.3 million for the years ended December 31, 2007, 2008 and 2009, respectively.

The activity in the allowance for doubtful accounts for each of the three years ending December 31, 2007, 2008, and 2009, is as follows:

	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts
Year-ended December 31, 2007	$246	$166	$(170)	$242
Year-ended December 31, 2008	$242	$75	$(23)	$294
Year-ended December 31, 2009	$294	$1,303	$(1,121)	$476

Program License Fees

Program license fees are incurred in connection with the Company’s acquisition of rights to air programs acquired from others. The cost of program rights are deferred and then amortized on a straight-line basis over the shorter of their contractual license periods or anticipated usage. The Company evaluates the realizability of these deferred license fees in relation to the estimated future revenue. Estimates of the net realizable value for the program licenses are determined using estimates of future advertising revenue and program usage. The estimated net realizable value is compared to the net book value of the program license fee assets to determine if the unamortized costs of the Company’s programming assets are expected to be recovered. If the analysis indicates the costs are in excess of the estimated net realizable value, the Company would write down the unamortized cost of  the program license fee assets to the estimated net realizable value with a corresponding impairment charge to programming costs.

Subscriber Acquisition Fees

In the past, under certain agreements with major domestic pay distributor systems, Crown Media United States was obligated to pay subscriber acquisition fees if defined subscriber levels were met or in order to obtain additional carriage of the Hallmark Channel by those pay distributors.

Subscriber acquisition fees are amortized over the contractual life of the distribution agreements (ranging from 1 to 9 years) as a reduction of subscriber fee revenue. If the amortization expense exceeds the cumulative subscriber fee revenue recognized, or to be recognized, on a per distributor basis, the excess amortization is included as a component of cost of services. Crown Media Holdings assesses the recoverability of these costs periodically by comparing the net carrying amount to the estimates of future subscriber fee and advertising revenue. The Company also assesses the recoverability of these fees whenever events such as changes in distributor relationships occur or other indicators suggest impairment.

Subscriber acquisition fee assets are a component of prepaid and other assets and subscriber acquisition fee liabilities are a component of accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at historical cost, net of accumulated depreciation and amortization. Equipment under capital leases are initially recorded at the present value of the minimum lease payments.

Depreciation on equipment is calculated using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. The costs of normal maintenance and repairs are charged to expense when incurred.

Long-Lived Assets

The Company reviews long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability of assets to be held and used is evaluated by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the asset's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. The Company estimates fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

Goodwill is reviewed for impairment annually as of November 30 and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of goodwill might be in excess of its fair value. However, in the event that the estimated fair value is less than the carrying amount, the carrying value of goodwill would be reduced to its estimated fair value through an impairment charge to the Company’s consolidated statements of operations. The fair value of the reporting unit has been determined from time-to-time using a combination of the discounted future cash flow method, the public company guideline method, and the guideline transaction method.

The public company guideline method involves identifying and selecting publicly-traded companies with financial and operating characteristics similar to the Company and applying valuation multiples to the Company. The guideline transaction method involves identifying a list of applicable market transactions in which the companies selected bear certain similarities in terms of line of business, capital structure and maturity of business to the Company.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

Leases

The Company accrues rent expense on a straight line basis over the lease term.

Assets subject to capital leases are capitalized as property and equipment at the inception of the lease. Capitalized lease assets are depreciated over their estimated useful lives and are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

The Company does not have balance sheet items carried at fair value on a recurring basis such as derivative financial instruments which are valued primarily based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Significant balance sheet items which are subject to non-recurring fair value measurements consist of impairment valuations of goodwill and property and equipment. The standard has not had a significant impact on the determination of fair value related to non-financial assets and non-financial liabilities in 2009.

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

Advertising revenue, net of agency commissions, is recognized in the period in which related commercial spots or long form programming are aired and as ratings guarantees to advertisers are achieved. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s broadcasting operations. Customers remit the gross billing amount to their agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue.

Audience Deficiency Unit Liability

Audience deficiency units (“ADUs”) are units of inventory (rights to utilize future advertising timeframes) that are made available to advertisers as fulfillment for past advertisements in programs that under-delivered on the guaranteed viewership ratings. The related liability results when impressions delivered on guaranteed ratings are less than the impressions guaranteed to advertisers. Such liability (a type of deferred revenue) arises as a matter of industry practice rather than as a matter of written contract.  The liability is reduced and revenue is recognized when the Company airs the advertisement during another program to “make-good” on the under-delivery of impressions.  The Company typically does not remit cash to advertisers in satisfaction of such deficiencies.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $19.7 million, $19.6 million and $6.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Taxes on Income

Pursuant to the tax sharing agreement entered into with Hallmark Cards in March 2003, the Company's results of operations for tax purposes became a part of the Hallmark Cards consolidated federal tax return as of and subsequent to March 2003.  However, the Company continues to account for income taxes on a separate return basis. Accordingly, the Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized without regard to the Tax Sharing Agreement.  All payments received from Hallmark Cards under the tax sharing agreement are recorded as increases in additional paid-in capital and amounts the Company owes Hallmark Cards for its share of the consolidated federal tax liability caused by the inclusion of the Company in the consolidated group are treated as a reduction to paid-in capital.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., usually the vesting period. See Note 14 for further information regarding our stock-based compensation assumptions and expenses.

Net Loss per Share

Basic net loss per share and diluted net loss per share have been computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares, the effect of which would be antidilutive.  If the Company had reported net income, diluted net loss per share would have been computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 356,000, 341,000 and 87,000 stock options for the years ended December 31, 2007, 2008 and 2009, respectively, have been excluded from the calculations of earnings per share because their effect would have been antidilutive.

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

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the years ended December 31, 2007, 2008 and 2009, and together accounted for a total of 92%, 77% and 75% of consolidated subscriber revenue during the years ended December 31, 2007, 2008 and 2009, respectively.  Four, three and three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the years ended December 31, 2007, 2008 and 2009, respectively, and together accounted for 77%, 61% and 61% of our subscribers during the years ended December 31, 2007, 2008 and 2009, respectively.

Reclassifications

Certain reclassifications have been made to conform prior periods' financial information to the current presentation.

Recently Issued Accounting Pronouncements

The FASB’s Accounting Standards Codification is effective for all interim and annual financial statements issued after September 15, 2009.  The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to the ASC.  However, we have conformed references to specific accounting standards in these notes to consolidated financial statements to the appropriate section of the ASC.

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3. Sale of Membership Interest in Crown Media Distribution, Residual and Participation Liability and Third Party Indemnity

In December 2006, the Company sold its film library consisting of domestic rights and certain international ancillary rights to approximately 620 television movies, mini-series and series (the “Crown Library”) to RHI Entertainment LLC (“RHI”).  As a condition of the sale, the Company agreed to pay up to $22.5 million for residuals and profit participations related to RHI’s domestic exploitation of the Crown Library for a ten-year period ending December 14, 2016. The Company estimated the fair value of this obligation to be approximately $10.6 million at December 15, 2006, assuming the maximum payout. Any revisions to this estimated liability will be reflected as gain (loss) from sale of film assets in future periods. In 2006, the Company recorded an $8.2 million gain related to the sale of these film assets.

In December 2009 the Company concluded that payments for residuals and participations under its liability to RHI would occur generally later than originally estimated in December 2006.  Accordingly, the Company reduced the carrying amount of the liability by $682,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations. Carrying amounts of this liability of $13.8 million and $13.9 million as of December 31, 2008 and 2009, respectively, are included in accrued liabilities on the accompanying consolidated balance sheets.  The aggregate amount of payments that the Company will make under this obligation is dependent upon the relative success RHI achieves in exploiting these film assets.  However, in no event will the actual cash payments under this obligation exceed $22.5 million.  The timing of such payments is dependent upon not only the timing of RHI’s exploitation of these film assets but RHI’s administrative processes by which it will request payments from the Company.   Accordingly, it is likely that, during the remaining term of this liability, the carrying amount will be adjusted as additional information becomes available to the Company.

With sale of the domestic rights to its film library in December 2006, the Company completed its two-stage exit from the film distribution business.  Until that time, the Company reported its estimate of residuals and participations expense as a component of film amortization expense.  Amortization of the cost of the film library ceased with its sale.  However, as relevant to 2007 and 2008, the Company remained subject to obligations for residuals and participations for the licenses of the film assets prior to the sale of the domestic film library.

During 2007 and 2008, the Company obtained usage information related to the licenses entered into prior to the sales of the film library.  From this information the Company was able to more accurately determine its obligation for the residuals and participations.  From time-to-time, the Company reduced its estimate of the remaining obligations based upon the current estimates and information received from the third party agents.  The corresponding benefits of such reductions in liabilities have been reflected as reductions of film amortization expense. The negative amortization expense reported in 2007 and 2008 reflects the Company’s changes in estimates as it settled the obligations established in prior years. From December 2006 through September 2008, the Company remitted payments of approximately $2.2 million, after which it reduced its estimate of the remaining liability to zero.  The Company believes it has fully satisfied its liabilities for the obligations.

Also, included in accounts payable and accrued liabilities as of December 31, 2008 and 2009, is $336,000 and $364,000, respectively, for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015.  The Company’s actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as gain (loss) from sale of discontinued operations in future periods.

In December 2008, the Company received information from the buyer of the international business related to the actual internal usage and sales of these films through December 31, 2007.   As a result, the Company reduced its estimate of this liability by $5.1 million. The Company did so by recording a gain from sale of discontinued operations of $3.0 million and a reduction of interest expense of $2.1 million.

 In December 2009, the Company concluded that payments for residuals and participations under its liability to the buyer of the international business would occur generally later than estimated in December 2008.   Accordingly, the Company reduced the carrying amount of the liability by $12,000 and recognized a corresponding decrease in interest expense in the accompanying statement of operations.

4. Program License Fees

Program license fees are comprised of the following:

	As of December 31,
	2008	2009
	(In thousands)

Program license fees — other non-affiliates	$576,779	$597,206
Program license fees — Hallmark Cards affiliates	10,967	12,668
Program license fees, at cost	587,746	609,874
Accumulated amortization	(267,603)	(324,717)
Program license fees, net	$320,143	$285,157

Programming costs included in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009, were $164.4 million, $140.7 million and $127.5 million, respectively.

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  During the year ended December 31, 2007, such changes in estimates resulted in additional amortization of program license fees of $2.7 million; the Company made no such changes in estimates during the years ended December 31, 2008 and 2009.

At December 31, 2008 and 2009, $7.6 million and $1.8 million, respectively, of program license fees were included in prepaid and other assets on the accompanying consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the license period.

License fees payable are comprised of the following:

	As of December 31,
	2008	2009
	(In thousands)

License fees payable — non-affiliates	$231,218	$171,966
License fees payable — Hallmark Cards affiliates	9,871	10,409
Total license fees payable	241,089	182,375
Less current maturities	(128,638)	(99,494)
Long-term license fees payable	$112,451	$82,881

5. Property and Equipment

Property and equipment are comprised of the following:

	As of December 31,		Depreciable Life
	2008	2009	(In years)
	(In thousands)

Technical equipment and computers	$8,372	$6,614	3-5
Leased assets	17,363	17,363	15
Furniture, fixtures and equipment	690	652	5
Leasehold improvements	1,137	1,127	3-7
Construction-in-progress	123	-
Property and equipment, at cost	27,685	25,756
Accumulated depreciation	(12,293)	(12,580)
Property and equipment, net	$15,392	$13,176

Depreciation expense related to property and equipment was $2.0 million, $2.4 million and $2.6 million, for the years ended December 31, 2007, 2008 and 2009, respectively.

Software and other intangible assets of $524,000 and $507,000 as of December 31, 2008 and 2009, respectively, have been included in prepaid and other assets on the accompanying consolidated balance sheets.

6.  Leases

The Company leases uplink and certain transponder space under a long-term lease agreement that is accounted for as a capital lease. The capital lease liability is included as a component of both accounts payable and accrued liabilities and non-current accrued liabilities in the accompanying consolidated balance sheets. In addition, the Company leases uplink services and office facilities under operating leases that are generally non-cancelable. These leases expire at various dates through June 2019, and some contain escalation clauses and renewal options. Future minimum lease payments under the agreements at December 31, 2009, are as follows:

	Capital Leases	Operating Leases
Years Ended December 31,
(in thousands)
2010	$2,160	$5,853
2011	2,160	5,684
2012	2,160	5,195
2013	2,160	4,887
2014	2,160	5,057
Thereafter	10,710	3,629
Total minimum lease payments	21,510	$30,305	(1)
Less amount representing interest (at implicit rate of 9.375%)	(7,561)
Present value of net minimum lease payments	13,949
Less current maturities	(890)
Long term obligation	$13,059

(1) Minimum payments have not been reduced by minimum sublease rentals of $50,000 due in 2010 under subleases.

Rent expense under the operating leases was $2.2 million, $3.0 million and $2.9 million, respectively, for the years ended December 31, 2007, 2008 and 2009. Amortization of assets held under capital leases is recorded as amortization of capital lease on the accompanying statements of operations.

The Company accrues rent expense on a straight line basis over the lease term. Accordingly, the Company recognizes rent expense on a straight-line basis over the term of the lease, including a rental holiday. The Company uses the initial lease term, including the free rent holiday period, to determine the lease term.

7. Credit Facility

By Amendment No. 16 on March 2, 2010, to the amended credit agreement with JPMorgan Chase Bank, the maturity date of the bank credit facility was extended to August 31, 2010.  Additionally, in connection with Recapitalization agreements, the Company and the Bank set the maximum amount that could be borrowed under the bank credit facility at $30.0 million.

The facility is guaranteed by Hallmark Cards and the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. The provisions of the Amendment No. 15 became effective April 1, 2009.  Interest on the credit facility was increased from the Eurodollar rate to the Eurodollar rate plus 2.25% and from the alternate base rate to the alternate base rate plus 1.25%.  The maximum amount that could be borrowed under the bank credit agreement was $45.0 million at December 31, 2009.  The Company’s ability to borrow additional amounts under the credit facility is not limited or restricted.

At December 31, 2008 and 2009, the Company had outstanding borrowings of $28.6 million and $1.0 million, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2008, $28.6 million of the outstanding balance bore interest at the Eurodollar rate (2.02% weighted average rate at December 31, 2008) and $0 bore interest at the JP Morgan Chase Bank prime rate. At December 31, 2009, $1.0 million of the outstanding balance bore interest at the Eurodollar rate (2.49% weighted average rate at December 31, 2009) and $0 bore interest at the JP Morgan Chase Bank prime rate. Interest expense on borrowings under the credit facility for each of the years ended December 31, 2007, 2008 and 2009, was $5.4 million, $2.1 million and $350,000, respectively.

Covenants

The credit facility, as amended, contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants at both December 31, 2009, and March 2, 2010.

8. Related Party Obligations

Since March 2006, substantially all of the Company’s borrowings have been subject to a Waiver and Standby Purchase Agreement between the Company, Hallmark Cards and affiliates of Hallmark Cards who hold obligations of the Company.  Pursuant to the Master Recapitalization Agreement which included an amendment to the Amended and Restated Waiver and Standby Purchase Agreement (as amended, the “Waiver Agreement”), the waiver termination date was extended to August 31, 2010 when the Waiver Agreement automatically terminates (thus concluding the “Waiver Period”).  The Waiver Agreement is subject to early termination upon the occurrence of one or more events described below, whereupon all deferred amounts would become immediately due and payable.  The Waiver Agreement defers payments (excluding interest on the 2001, 2005 and 2006 notes, described below, accruing subsequent to November 15, 2008) otherwise due on any of the following obligations (the “Subject Obligations”) until August 31, 2010.  The Waiver Agreement also provides that interest accruing on the 10.25% Note through August 5, 2010, will be added to principal.

•
Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2008 and 2009, including accrued interest was $109.8 million and $110.1 million, respectively. See Note and Interest Payable to HC Crown below.)

•
$70.0 million note and interest payable to Hallmark Cards affiliate, dated as of March 21, 2006. (Total amount outstanding at December 31, 2008 and 2009, including accrued interest was $62.7 million and $62.8 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•
10.25% senior secured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown.  (Total amount outstanding at December 31, 2008 and 2009, including accrued interest was $686.6 million and $758.8 million, respectively. See Senior Secured Note below.)

•
Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2008 and 2009, including accrued interest was $172.1 million and $172.4 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•
All obligations of the Company under the bank credit facility by virtue of Hallmark Cards’ deemed purchase of participations in all of the obligations under a guarantee which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to the bank credit facility.

•	Any and all amounts due and owing to Hallmark Cards pursuant to the Tax Sharing Agreement (Total amount outstanding at December 31, 2008 and 2009, was $0 and $8.5 million, respectively.).

Interest will continue to accrue on these obligations during the Waiver Period and is payable as indicated above.  The Waiver Agreement also contains certain covenants, including but not limited to (1) the Company’s covenant not to take any action (including the issuance of new stock or options) that would prohibit the Company from being included as a member of Hallmark Cards consolidated federal tax group, (2) compliance with obligations in the loan documents for the bank credit facility and (3) commercially reasonable efforts to refinance the obligations subject to the Waiver Period.  Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.  There was Excess Cash Flow of $7.7 million for the year ended December 31, 2009, of which $4.6 million of interest on the 2001, 2005 and 2006 Notes was remitted to a Hallmark Cards’ affiliate on January 5, 2010. Pursuant to the Master Recapitalization Agreement, we have not made payments representing the remaining amounts of Excess Cash Flow for 2009.  Payment continues to be deferred under the extension of the Waiver Agreement.  Excess Cash Flow for 2008 of $45.9 million was used to make payments on the bank credit facility of $40.9 million, on the Tax Note of $228,000 and on interest payments of $4.7 million.

The Waiver Agreement is subject to early termination upon occurrence of certain events including but not limited to the following:  (a) the Company fails to pay any principal or interest, regardless of amount, due on any indebtedness to unrelated parties with an aggregate principal amount in excess of $5.0 million or any other event or condition occurs that results in any such indebtedness becoming due prior to its scheduled maturity, provided that the waiver will not terminate if the Company reduces the principal amount of such indebtedness to $5.0 million or less within five business days of a written notice of termination from Hallmark Cards; or (b) the Company fails to pay interest on the bank credit facility described above to the extent that Hallmark Cards has purchased all or a portion of the indebtedness thereunder or to perform any covenants in the Waiver Agreement.

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

Prior to April 1, 2009, Hallmark Cards provided an irrevocable letter of credit to JP Morgan Chase Bank as credit support for the Company’s obligations under the Company’s bank credit facility for which the Company previously paid the letter of credit fees. This letter of credit was cancelled on April 1, 2009.

The above mentioned credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards.  Prior to April 1, 2009, the Company agreed to pay 2.25% and 0.375% to Hallmark Cards, representing the reductions in the interest rate and commitment fees, respectively. On April 1, 2009, as noted in Note 8, the interest rate and commitment fees under the renewed credit facility increased and we began paying Hallmark Cards a smaller reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%.

Senior Secured Note

In August 2003, the Company issued a senior note to HC Crown for $400.0 million. In accordance with the Waiver Agreement, cash payments will not be required until February 5, 2011 (which is the first payment date after August 31, 2010). The principal amount of the senior secured note accretes at 10.25% per annum, compounding semi-annually, to August 5, 2010.  From that date, interest at 10.25% per annum is scheduled to be payable semi-annually in arrears on the accreted value of the senior note to HC Crown on February 5, 2011, and upon maturity on August 5, 2011. The senior note is pre-payable without penalty. At December 31, 2008 and 2009, $686.6 million and $758.8 million, respectively, of principal and interest were included in the senior note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior note provides that if there is an event of default with respect to any other indebtedness in excess of $5.0 million, the accreted value and any accrued and unpaid interest on the senior note would become due and payable. Further, the note purchase agreement contains certain restrictive covenants which, among other things, prevent the Company from incurring any additional indebtedness, purchasing or otherwise acquiring shares of the Company’s stock, investing in other parties and incurring liens on the Company’s assets.  As a fee for the issuance of the note, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown.  Pursuant to the Waiver Agreement, the note is payable in full on August 31, 2010 (although the maturity date of the note is December 31, 2009). Under the Waiver Agreement, accrued interest on this 2001 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. This note is subordinate to the bank credit facility. The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 5.29% at December 31, 2008 and 2009, respectively). At December 31, 2008 and 2009, $108.6 million, is reported as note payable to Hallmark Cards affiliate and $1.3 million and $1.5 million, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. Interest of $6.3 million was paid in 2009 and interest of $1.5 million was paid on January 5, 2010.

Note and Interest Payable to Hallmark Cards Affiliate

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note.  The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 5.29% at December 31, 2008 and 2009, respectively). Pursuant to the Waiver Agreement, the promissory note is payable in full on August 31, 2010 (although the maturity date of the note is December 31, 2009).  Under the Waiver Agreement, accrued interest on this 2005 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2008 and 2009, $170.1 million is reported as note payable to Hallmark Cards affiliate and $2.0 million and $2.3 million, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. Interest of $9.8 million was paid in 2009 and interest of $2.3 million was paid on January 5, 2010.

Note and Interest Payable to Hallmark Cards Affiliate

On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note. The rate of interest under this note is currently LIBOR plus 5% per annum (9.05% and 5.29% at December 31, 2008 and 2009, respectively). Pursuant to the Waiver Agreement, the promissory note is payable in full on August 31, 2010 (although the maturity date of the note is December 31, 2009). Under the Waiver Agreement, accrued interest on this 2006 Note was added to principal through November 15, 2008.  Commencing November 16, 2008, interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2008 and 2009, $62.0 million is reported as note payable to Hallmark Cards affiliates and $717,000 and $838,000, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. Interest of $3.6 million was paid in 2009 and interest of $838,000 was paid on January 5, 2010.

Note and Interest Payable to Hallmark Cards

During 2007, the Internal Revenue Service completed its examination of Hallmark Cards' consolidated tax returns for fiscal years 2003 and 2004 and determined that, with respect to a portion of the losses attributable to the Company for fiscal years 2003 and 2004, Hallmark Cards should not have carried back such losses to its consolidated federal tax returns filed for fiscal years 2001 and 2002.  These losses are available as carry-forwards in the consolidated federal tax return beginning in 2005 and later years.   Furthermore, the examination changed the amount of foreign tax credits that had previously been conveyed to the Company under the Tax Sharing Agreement. Because the Company’s aggregate share of the tax benefits realized from such losses and credits ($25.2 million) was either contributed to the Company in cash or applied as an offset against amounts owed by the Company to other members of the consolidated group, the Company was obligated to return this amount to Hallmark Cards plus interest related thereto in the amount of $7.9 million.  As a result, the Company recorded a $33.1 million payable to Hallmark Cards with a corresponding $25.2 million reduction of additional paid-in capital and a $7.9 million charge to interest expense, all of which were recognized during 2007.

On July 27, 2007, the Company replaced the payable to Hallmark Cards under the Tax Sharing Agreement with a $33.1 million promissory note payable to Hallmark Cards due in July 2009 with interest at LIBOR plus 3% per annum (the "Tax Note").  Subsequently, Hallmark Cards offset tax benefits realized pursuant to the Tax Sharing Agreement against amounts owed under the Tax Note, first against accrued and unpaid interest and then against the unpaid principal balance. During 2007, Hallmark Cards offset $12.2 million against $1.1 million of accrued and unpaid interest and $11.1 million of unpaid principal. Additionally, in 2007, the Company recorded an additional $85,000 charge to interest expense related to the receipt of an invoice for the actual amount owed in regard to the return of tax benefits under the Tax Sharing Agreement. During 2008, Hallmark Cards offset $21.3 million against $933,000 of accrued and unpaid interest and $20.3 million of unpaid principal.

On April 14, 2008, the Internal Revenue Service refunded to Hallmark Cards a portion of the interest previously paid in connection with the disallowance of certain net operating losses.  In July 2008, Hallmark Cards notified the Company that they had reduced the Company’s indebtedness as of April 14, 2008, under the Tax Note by $1.5 million in consideration of the Company’s applicable portion of such refund. Accordingly, the Company reduced interest expense during 2008.

In December 2008, the Company paid $121,000 in principal and $107,000 in interest to fully satisfy its obligation under this note.

The Tax Note and all payments thereunder were subordinated to the bank credit facility extended to the Company by JP Morgan Chase Bank.

Interest Paid to HC Crown

Interest expense paid to HC Crown in connection with the credit facility was $1.8 million for the year ended December 31, 2007, $1.1 million for the year ended December 31, 2008, and $1.0 million for the year ended December 31, 2009.

Related Party Long-Term Obligations

The aggregate maturities of related party long-term debt for each of the five years subsequent to December 31, 2009, are as follows:

	Payments Due by Period
	Total	2010	2011	2012	2013	2014
	(In thousands)
Note and interest payable to HC Crown, with principal deferred until August 31, 2010	$110,062	$110,062	$-	$-	$-	$-
10.25 % Senior secured note to HC Crown, including accrued interest, due August 5, 2011	758,755	-	758,755	-	-	-
Note and interest payable to Hallmark Cards affiliate with principal deferred until August 31, 2010	172,407	172,407	-	-	-	-
Note and interest payable to Hallmark Cards affiliate with principal deferred until August 31, 2010	62,845	62,845	-	-	-	-
	$1,104,069	$345,314	$758,755	$-	$-	$-

9. Related Party Transactions

Recapitalization Proposal

See “Recapitalization” in Note 1 for information regarding the proposed Recapitalization of outstanding debt obligations owed to affiliates of Hallmark Cards.

Tax Sharing Agreement

Overview

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “tax sharing agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return.  Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future federal tax losses, which may be generated by Crown Media Holdings.  Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return.  These benefits are estimated and paid 75% in cash on a quarterly basis and the balance is to be applied against any future tax liabilities of Crown Media Holdings.  A final true-up calculation is completed within 15 days after Hallmark Cards files its consolidated federal income tax return for the year.  Pursuant to the true-up calculation, Crown Media Holdings is obligated to reimburse Hallmark Cards the amount that any estimated payments have exceeded the actual benefit realized by Hallmark Cards and Hallmark Cards is obligated to pay Crown Media Holdings the amount that any actual benefit exceeds the estimated payments.  Under the tax sharing agreement, at Hallmark Cards’ option, the non-interest bearing balance of the 25% in federal tax benefits may be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. Pursuant to the amendment to the tax sharing agreement in August 2003, the benefit that would otherwise result from interest accrued on the 10.25% senior secured note will not be available to the Company until such interest is paid in cash.

The Company received $12.2 million (through offset to the Tax Note during 2007) and $21.3 million (through offset to the Tax Note during 2008) under the Tax Sharing Agreement during 2007 and 2008, respectively. The Company owed Hallmark Cards $8.5 million under the Tax Sharing Agreement during 2009. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as additions to paid-in capital in the accompanying consolidated statements of stockholders’ deficit. Any amounts owed or payments made to Hallmark Cards to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as reductions to paid-in capital in the accompanying consolidated statements of stockholders’ deficit.

Hallmark Entertainment Investments

On March 11, 2003, Hallmark Entertainment Holdings, Inc. (“Hallmark Entertainment Holdings”, a wholly-owned subsidiary of Hallmark Cards) contributed 100% of the Crown Media Holdings shares owned by it to Hallmark Entertainment Investments (“HEIC”). Two of Crown Media Holdings’ investors, Liberty Crown, Inc., a subsidiary of Liberty Media, and JP Morgan, also contributed 100% of their Crown Media Holdings shares to Hallmark Entertainment Investments, and VISN contributed 10% of its Crown Media Holdings shares to Hallmark Entertainment Investments, all in return for shares in Hallmark Entertainment Investments. Hallmark Entertainment Holdings, now an owner of more than 80% of Hallmark Entertainment Investments, has voting power over all of the Crown Media Holdings shares owned by Hallmark Entertainment Investments.  See Note 11 for further information on the percentage of voting power.

Services Agreement with Hallmark Cards

The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for additional years through December 31, 2010.  Under the agreement, Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, and cash management services and real estate consulting services.  Under the original agreement, the Company agreed to pay Hallmark Cards $515,000 per year for these services, plus out-of-pocket expenses and third party fees, payable in arrears on the last business day of each quarter. This amount was changed to $546,000 for 2007, $541,000 for 2008 and $455,000 for 2009. However, the Company did not pay these amounts with concurrence of Hallmark Cards through September 2008. From October through December 2008, the Company paid $135,000.  The Company timely paid the monthly amounts due in 2009.

At December 31, 2008 and 2009 non-interest bearing unpaid accrued service fees and unreimbursed expenses of $14.8 million and $15.2 million, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. For the years ended December 31, 2007, 2008 and 2009 out-of-pocket expenses and third party fees were $1.2 million, $1.1 million and $420,000, respectively.

"Hallmark Hall of Fame" Programming License Agreement

In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, Inc. to license 58 “Hallmark Hall of Fame” movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Hallmark Channel and Hallmark Movie Channel.  These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability.  This agreement makes the Hallmark Channel and Hallmark Movie Channel the exclusive home for these movies.  The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various 10-year exhibition windows.

Trademark Agreement with Hallmark Cards

Crown Media United States has a trademark license agreement with Hallmark Licensing, Inc. for use of the “Hallmark” mark for the Hallmark Channel and for the Hallmark Movie Channel.  In September 2009, Hallmark Cards extended the trademark license agreements for the Hallmark Channel and the Hallmark Movie Channel to September 1, 2010. The Company is not required to pay any fees under the trademark license agreements.

The Company has accounted for the agreement pursuant to the contractual terms of the arrangement, which is royalty free.  Accordingly, no amounts have been reflected in the consolidated balance sheets or consolidated statements of operations and of the Company.

In addition, there may be a default under the agreement if we fail to make any payments due under loan agreements within five days of the due date, or if we receive an opinion from our auditors that shows that we no longer are a going concern. The Company obtained a waiver for the trademark license agreement dated March 3, 2010, from Hallmark Cards related to its going concern opinion over its 2009 financial statements.

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

10. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

VISN owns a $25.0 million company obligated mandatorily redeemable preferred interest in Crown Media United States (the “preferred interest”). On November 13, 1998, the Company, Vision Group, VISN and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States (the "company agreement"), which agreement was further amended on February 22, 2001, January 1, 2002, March 5, 2003, January 1, 2004, November 15, 2004 and December 1, 2005 (the “December 2005 NICC Settlement Agreement”).

Crown Media United States may voluntarily redeem the $25.0 million preferred interest at any time; however, it is obligated to do so no later than December 31, 2010.

On January 2, 2008, the Company and NICC resolved disputes amongst themselves and signed an agreement (the “Modification Agreement”) which, among other things, immediately extinguished NICC’s conditional right to require the Company to repurchase all of the shares of the Company’s Class A common stock then owned by NICC (“Put Right”).  In addition, the Modification Agreement also settled the dispute with respect to whether the Termination Payment provision expired with, or survived, the December 31, 2007 expiration of the December 2005 NICC Settlement Agreement. We agreed to pay NICC $3.8 million in three equal installments payable each January 20 of 2008, 2009 and 2010.  We also agreed to provide NICC a two-hour broadcast period granted each Sunday morning during the two year period ending December 31, 2009.  We are also obligated to pay NICC an estimated $3.7 million in yearly installments at the rate of 6% of the outstanding liquidation preference of the preferred interest.  These costs are reflected on the accompanying consolidated statement of operations for the year ended December 31, 2007, as a charge to selling, general and administrative expense at a discounted amount of $8.2 million. At December 31, 2008, the Company recorded additional programming expense of approximately $744,000 to give effect to revisions of anticipated dates on which preferred interest redemptions will occur.

NICC made a claim stemming from certain provisions in the December 2005 NICC Agreement that had not previously been resolved. The Company conducted extensive negotiations with NICC on this issue and signed a final settlement during 2008. As a result of this settlement, the Company gave NICC full ownership of “The Note,” a Hallmark Channel original movie then co-owned by NICC and the Company with the Company maintaining certain broadcast rights on its channels.  As a result of the settlement, the Company recognized settlement expense of approximately $500,000 during 2008.

In recording the settlement in 2008, the Company reduced settlement expense by approximately $17,000 and recognized a gain of approximately $101,000 on the disposal of its film asset.  The Company recorded a short-term receivable from NICC in the amount of $150,000.  In turn, the Company relieved (1) $1.5 million from film asset, (2) $91,000 from its residual and participation liability, $224,000 from accounts receivable related to Canadian tax credits, and approximately $500,000 from accrued liabilities for the previously recorded FAS 5 liability.  Finally, the Company recorded the retained program license at approximately $1.1 million, the result of apportioning the $1.5 million carrying value of “The Note” on the basis of relative fair values retained and transferred.

During the year ended December 31, 2007, 2008, and 2009, Crown Media United States paid NICC $22.1 million, $6.4 million and $4.6 million, respectively, related to the company agreement as amended.

Transactions with NICC

Subsequent to the execution of the Modification Agreement, NICC asserted that a provision of the 2005 NICC Agreement had not been satisfied.  In December 2008, NICC and the Company agreed to a settlement whereby the Company assigned its ownership interest in a film asset, a Hallmark Channel original movie which until then was co-owned by NICC and the Company.  The Company retained broadcast rights and certain other distribution rights for a period of four years.  In expectation of the settlement, the Company recognized settlement expense of approximately $500,000 during 2008. Upon closing of the settlement agreement, the Company recognized a gain of approximately $101,000 in connection with the disposition of its ownership interest in a film asset, which is included as a component of selling, general and administrative expense in the statement of operations for the year ending December 31, 2008.

11. Stockholders’ Equity

The Company’s authorized capital stock continues to consist of 200,000,000 shares of Class A common stock, 120,000,000 shares of Class B common stock, and 10,000,000 shares of preferred stock, all $0.01 par value per share. The Company has not issued any shares of preferred stock. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Shares of Class B common stock are generally automatically convertible into Class A common stock upon sale or other transfer by the selling stockholder.  In addition, each share of Class B common stock entitles the holder to 10 votes on all voting matters submitted to the Company’s stockholders.  In contrast, each share of Class A common stock entitles the holder to one vote.  Otherwise, shares of Class A common stock and shares of Class B common stock are identical. See “Recapitalization” under Note 1 for descriptions of changes to the Company’s preferred stock and common stock that will occur if the Recapitalization is consummated.

At December 31, 2009, HEIC controlled 100% of the outstanding shares of Class B common stock.  As a result of its combined control of Class A and Class B shares, HEIC possessed approximately 94.5% of the voting power of outstanding shares at December 31, 2009.

The Company has not paid any cash dividends on its common stock since inception. The Company anticipates that it will retain all of its earnings, if any, in 2010 to finance the continued growth and expansion of its business. The Company has no current intention to pay cash dividends. Its bank credit facility also prohibits the Company from declaring or paying any cash dividends.

12. Income Taxes

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

See Note 9, Related Party Transactions, for a description of the Crown Media Holdings’ federal tax sharing agreement with Hallmark Cards.

Hallmark Cards expects to use approximately $16.6 million of the Company’s 2009 tax losses in its consolidated federal tax return for 2009 and has used approximately $960.5 million (including the approximately $16.6 million generated in 2009) of Crown Media Holdings tax losses since entering into the tax sharing agreement.  The Company has recorded a deferred tax asset of $6.5 million related to the taxable loss generated during the year ended December 31, 2009, which has been included in the net operating loss component of deferred tax assets in the table below.  The Company has recorded a deferred tax asset of $644.5 million related to the cumulative losses generated. The entire amount of the Company’s net deferred tax assets have been offset with a valuation allowance.  During 2009, the valuation allowance changed by $8.2 million. The Company may ultimately reverse the valuation allowance and record a tax benefit if it is determined to be more likely than not that the Company could realize the tax benefit if it were treated as a stand-alone taxpayer.

In the event the Company realizes taxable income in any future period, the Company would be obligated to pay Hallmark Cards for its share of the consolidated federal tax liability. Such payments would be treated as a reduction to paid-in capital to the extent of amounts previously received under the Tax Sharing Agreement.

Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings. Consequently, Hallmark Entertainment Holdings and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Entertainment Holdings and Crown Media Holdings file consolidated, combined or unitary state tax returns.  Crown Media Holdings makes tax-sharing payments to (or receives payments from) Hallmark Entertainment Holdings equal to the taxes (or tax refunds) that Crown Media Holdings would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on Crown Media Holdings’ taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.

The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,
	2007	2008	2009
	(In thousands)
Tax benefit computed at 35%	$(55,701)	$(14,099)	$(8,204)
State taxes	(6,293)	(1,550)	(874)
Other	601	541	554
Increase in valuation allowance	61,393	15,108	8,524
Income tax provision	$-	$-	$-

The components of Crown Media Holdings' deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2008	2009
	(In thousands)
Deferred tax assets:
Bad debt reserve	$115	$186
Accrued compensation	2,380	1,656
Net operating loss	638,000	644,531
Depreciation	4,994	5,073
Other	13,824	14,769
Valuation allowance	(656,748)	(664,912)
Total deferred tax assets	2,565	1,303
Deferred tax liabilities:
Program license fees	(936)	(485)
Other	(1,629)	(818)
Total deferred tax liabilities	(2,565)	(1,303)
Net deferred taxes	$—	$—

As of December 31, 2009, the Company’s cumulative federal and state net tax operating losses were approximately $1.6 billion. Of this amount, approximately $692.4 million has not been utilized by Hallmark Cards in its consolidated returns and will expire beginning in 2020 through 2026.

Accounting for Uncertainty in Income Taxes

An evaluation process is required under applicable accounting standards for all tax positions taken. If the probability for sustaining a tax position is at least more likely than not, then the tax position is warranted and recognition should be at the highest amount which is greater than 50% likely of being realized upon ultimate settlement. At December 31, 2008 and 2009, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At December 31, 2008 and 2009, we have no accrued interest related to uncertain tax positions.

By virtue of its inclusion in Hallmark Cards consolidated tax returns, the Company is subject to examination by the Internal Revenue Service for periods subsequent to March 10, 2003. Further, net operating loss carryforwards (“NOL's”) are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute.  The amount subject to disallowance is limited to the NOL utilized.  Accordingly, the Company is subject to examination for NOL’s generated prior to March 11, 2003 if and when such NOL’s are utilized in future tax returns.

The  Company  files  state  tax  returns  in  major  jurisdictions such as California,  Colorado  and  New  York,  and  has  also been included in the combined state tax returns of Hallmark or Hallmark Entertainment Holdings, Inc. The state returns are generally subject to examination for years after 2005.

13. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2009.

	2008		2009
	Carrying	Significant Unobservable Inputs (Level 3)	Carrying	Significant Unobservable Inputs (Level 3)
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Senior secured note to HC Crown, including accrued interest	$686,578	$599,683	$758,755	$641,635
Note and interest payable to HC Crown	109,837	86,544	110,062	93,074
Note and interest payable to Hallmark Cards affiliate	62,724	49,422	62,845	53,144
Note and interest payable to Hallmark Cards affiliate	172,077	135,584	172,407	145,795
Company obligated mandatorily redeemable preferred interest	20,822	17,430	22,902	19,800

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

The carrying amounts shown in the table are included on the accompanying consolidated balance sheets under the indicated captions. The valuation of the Company obligated mandatorily redeemable preferred interest was dependent upon the future pre-tax income of Crown Media United States since the Company would only have been obligated to make payments on the instrument within 60 days after the end of any fiscal year in which pre-tax income was generated by Crown Media United States. The remaining preferred liquidation preference is payable in full on December 31, 2010.

The Company estimates the fair value of its debt to Hallmark Cards affiliates using the discounted future cash flow method.  Since June 30, 2009, these estimates have been made on a quarterly basis.

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

Estimates of the fair value of the Company’s financial instruments are presented in the tables above. As a result of recent market conditions, the Company’s debt obligations with Hallmark Cards affiliates and the mandatorily redeemable preferred interest have limited or no observable market data available. Fair value measurements for these instruments are included in Level 3 of the fair value hierarchy of ASC Topic 820. These fair value measurements are based primarily upon the Company’s own estimates and are often based on its current pricing policy, the current economic and competitive environment, the characteristics of the instrument, credit and interest rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in an immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

The majority of the Company’s debt has been transacted with Hallmark Cards and its affiliates.

14. Share-Based Compensation

Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the "Plan"). The Plan covers three types of share-based compensation: Stock Options, Restricted Stock Units (“RSU”) and Share Appreciation Rights (“SAR”).

Stock-Based Compensation

The Company recorded $4.6 million and $1.1 million of compensation expense associated with the employment and performance RSUs during the years ended December 31, 2007 and 2008, respectively, which has been included in selling, general and administrative expense on the accompanying consolidated statements of operations. The Company recorded $269,000 of compensation benefit associated with the Employment and Performance RSUs during the year ended December 31, 2009, which has been included in selling, general and administrative expense on the accompanying consolidated statements of operations. These awards are included as liabilities in accounts payable and accrued liabilities in the accompanying consolidated balance sheets due to the Company’s history of settling these awards in cash.

As of December 31, 2008 and 2009, there was no unrecognized compensation cost, related to non-vested stock options granted to the Company’s employees. The closing price of a share of the Company’s common stock was $2.85 on December 31, 2008 and $1.45 on December 31, 2009, which is used to calculate the year end RSU and SAR liabilities. As of December 31, 2008 and 2009, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company’s employees, in the amount of $515,000 and $190,000, respectively, using the aforementioned stock prices. As of December 31, 2008 and 2009, there was unrecognized compensation cost, related to non-vested SARs granted to the Company’s former CEO, in the amount of $193,000 and $0, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

General Stock Option Information

Crown Media Holdings may grant options for up to 10.0 million shares under the Plan. The stock options expire 10 years from the date of grant and generally vest over service periods that range from date of grant to four years.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

There were no stock option grants in 2007, 2008 and 2009.

A summary of the status of the Company’s Stock Option Plan at December 31, 2008 and 2009, and changes during the years then ended is presented below:

	Shares (in thousands)	Exercise Price Per Option	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance, December 31, 2008	341		$11.60	2.51	$0.00
Options cancelled	(254)	$8.94-16.38	$10.81
Balance, December 31, 2009	87		$13.89	1.51	$0.00
Exercisable	87		$13.89	1.51	$0.00

Approximately 200,000 stock options expired, without being exercised, in August 2009 following the resignation of one of the Company’s executives in May 2009. Such options were fully vested at the time of resignation.

General Restricted Stock Unit Information

The Company’s restricted stock units (“RSUs”) vest based on employment, performance and market conditions. Certain RSUs vest either in one-third increments on the anniversary of the grant date in each of the three years following the grant or all at one time on the third year anniversary of the grant date, in both cases based on continuing employment (“Employment RSUs”). Other RSUs have provided for vesting on the third anniversary date of the grant date, provided that the price of the Company’s Class A common stock was at least $14 or higher on that date (“Performance RSUs”).

The Company’s RSUs are settled in either common stock or cash as determined by the Company’s Board of Directors. The Company has historically settled the RSUs in cash, and considering such past practices, has classified its RSUs as liability awards for accounting purposes.

We recognize compensation cost, net of estimated forfeitures, over the vesting term and include changes in fair value at each reporting period.

The following table shows the cash settlements for each of the following years ending December 31:

Settlement Amount (in thousands)
2007	$1,542
2008	3,848
2009	1,499
Total	$6,889

In August 2006, the Company’s Board of Directors approved a grant to those Directors who were not employees of the Company or of Hallmark Cards or its affiliated companies, a total of 71,979 RSUs. The RSUs vested in equal one-third installments over three years on the anniversary of the grant dates each year.

In August 2006, the Company’s Board of Directors approved an additional grant of 1,298,000 Employment and Performance RSUs to the executive officers and other employees. The Employment RSUs and the Performance RSUs constituted 35% and 65% of the grant, respectively.  The Employment RSUs vested and were settled in cash on August 17, 2009, the third anniversary of the grant date.

On March 13, 2008, the Compensation Committee determined that the first vesting of the 2006 Performance RSUs would be paid out in accordance with the vesting criteria as if all the major distribution agreements had been renewed prior to each agreement’s expiration date, and accordingly, 100% of the first vesting of the Performance RSUs were deemed achieved.  The settlement of 571,578 vested units valued at approximately $3.3 million was paid on April 4, 2008.  On February 10, 2009, the Compensation Committee determined that the second vesting of the Performance RSUs would be paid out in accordance with the vesting criteria as $59.9 million of gross subscriber revenue was achieved for the year ended December 31, 2008, and accordingly, 100% of the second vesting of the Performance RSUs were deemed achieved and the related full liability was recorded at this time.  The settlement of 307,772 vested units valued at approximately $689,000 were paid in February 2009.

Under the 2006 Restricted Stock Units Agreement dated October 3, 2006, the Company granted 200,000 restricted stock units to the Company’s then CEO. The Employment RSUs constituted 50% of the grant and the Performance RSUs 50%. The Company also executed a Restricted Stock Units Agreement with the CFO, dated November 8, 2006, which provided for the grant of 25,200 Employment RSUs and 46,800 Performance RSUs to the CFO. The Employment RSUs for the CEO were forfeited in May 2009, upon receipt of the CEO’s resignation.

Additionally, the Company granted 52,129 RSUs in August 2008 to members of its Board of Directors who were not employees of the Company or Hallmark Cards and its subsidiaries.  These RSUs are part of the compensation of directors consisting of the annual grant of RSUs valued at $40,000.

Additionally, the Company granted 147,540 RSUs in August 2009 to members of its Board of Directors who were not employees of the Company or Hallmark Cards and its subsidiaries.  These RSUs are part of the compensation of directors consisting of the annual grant of RSUs valued at $45,000.

Employment RSUs	Units	Weighted-Average Remaining Contractual Term in Years

Outstanding Balance, December 31, 2008	519,650	0.84
Units settled in cash	(373,450)
Units forfeited	(146,200)
Balance, December 31, 2009	-	0.00

Performance RSUs	Units	Weighted-Average Remaining Contractual Term in Years

Outstanding Balance, December 31, 2008	307,772	0.00
Units settled in cash	(307,772)
Balance, December 31, 2009	-	0.00

Board of Directors RSUs	Units	Weighted-Average Remaining Contractual Term in Years

Nonvested Balance, December 31, 2008	88,667	2.02
Units issued	147,540
Units settled in cash	(44,215)
Nonvested Balance, December 31, 2009	191,992	2.35

Chief Executive Officer (“CEO”) Share Appreciation Rights Agreement

Under Share Appreciation Rights Agreement dated October 3, 2006, the Company agreed to grant stock appreciation rights ("SARs") to the then CEO upon occurrence of certain events. The value of each SAR corresponds to the value of one share of Class A common stock and would have been settled at the Company's discretion in Class A common stock or cash. SARs would have been granted during the term of employment the day after the fair market value of the Company's stock reached the "threshold price" and stayed at the threshold price or higher for 60 consecutive calendar days. SARs would then have been granted each time that the fair market value of the Company's stock increases another incremental five dollars over the previous price at which a SAR grant was triggered and stayed at such price or higher for 60 consecutive calendar days. Upon the occurrence of each event which triggered a SAR grant, the CEO would then have been granted that number of SARs with a value equal to 0.8% of the Enterprise Growth as of the grant date divided by the triggering Company stock price. "Enterprise Growth" equals the increase in market capitalization (compared to the market capitalization based on the Start Price or the last price triggering a grant of an SAR), adjusted upward or downward by the amount of debt incurred or paid down since the Start Date or last trigger date, as applicable. "Threshold price" shall mean the average of the fair market value for the 5 business days prior to the date of announcement of the CEO’s employment (i.e., October 4, 2006) ("Start Price") plus five dollars. These SARs were deemed granted for financial reporting purposes, but the performance conditions were never achieved. The Company ascribed a value to these SARs on a quarterly basis and adjusted the related liability based on estimates of achievement of the threshold price.

SARs would have vested upon the earlier of (i) 3 years of employment after the grant date, (ii) termination of employment without cause by the Company, (iii) termination by the CEO for good reason or (iv) upon a change in control of the Company. The then CEO terminated his employment in May 2009 and his SARs were forfeited at that time.

The fair value of the CEO’s SAR grant was estimated at each reporting date using a Monte Carlo Lattice option pricing model. Valuation of this SAR grant was based upon market and service conditions. At December 31, 2008, the CEO’s SARs were valued at $440,000 using the closing price of a share of our common stock on December 31, 2008, of $2.85. The Company recorded $1.4 million in compensation expense for the year ended December 31, 2007, and $1.2 million and $247,000 in compensation benefit related to SARs for the years ended December 31, 2008 and 2009, respectively, on the Company’s consolidated statement of operations as a component of selling, general and administrative expense.  The SARs were recorded in accounts payable and accrued liabilities on the accompanying consolidated balance sheets for the year ended December 31, 2008.

The following table includes assumptions used to value the SARs at December 31, 2007 and 2008.

	2007	2008

Expected volatility	46.70%	66.20%
Expected dividends	0	0
Expected Term (in years)	4.00	4.00
Risk-free rate	3.07%	0.76%

15. Employee Benefits

Benefit Plans

Crown Media Holdings adopted a 401(k) retirement plan for all of its United States employees effective January 1, 2002. Under the provisions of the Crown Media Employee Savings Plan (“ESP”), any full-time or part-time employee may join the ESP 90 days after his or her employment commences. Employees that qualify for participation can contribute up to 50% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after-tax salary, not to exceed 50% total of combined and pre-tax and after-tax contributions. Commencing on January 1, 2009, all eligible employees will be automatically enrolled into the plan; thereafter, all eligible new hires and rehires will be automatically enrolled in the plan. Employees will have 90 days to terminate his or her participation in the plan and the plan will refund any contributions. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents. Crown Media Holdings contributed and expensed $353,000, $409,000 and $481,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

Deferred Compensation Plans

The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $2.4 million and $2.2 million at December 31, 2008 and 2009, respectively, are included on the accompanying consolidated balance sheets among short and long-term accrued liabilities.

The Company also sponsors a deferred compensation plan for its Board of Directors.  Participants in this plan earn interest on their deferred compensation. Related liabilities of $333,000 and $355,000 at December 31, 2008 and 2009, respectively, are included on the accompanying consolidated balance sheets among short and long-term accrued liabilities.

Resignation Agreements

The individual then serving as the Company’s chief executive officer resigned May 31, 2009.  Pursuant to the resignation agreement, in June 2009 the Company paid this individual $2.5 million, an amount representing the present value of the salary and bonus that otherwise would have been paid to him from June 1, 2009 through October 2, 2010, the scheduled expiration of his employment contract.  The Company is obligated to provide him office space, an assistant and payment of COBRA insurance benefits for periods that expire at various times through May 31, 2010. These expenses were recorded as selling, general and administrative expense on the accompanying consolidated statements of operations in 2009.

The Executive Vice President of Programming resigned from his position effective May 31, 2009. The executive received continued payment of the regular installments of his salary through December 31, 2009 ($523,000) and received his salary through May 31, 2010, in one lump sum paid on January 15, 2010 ($347,000). He also received a payment of a pro rated annual bonus of approximately $55,000, determined by the Company, for the 2009 calendar year for the period up to the resignation date.  These expenses were recorded as other operating costs on the accompanying consolidated statements of operations in 2009.

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

The Company recorded $540,000 of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations in 2009 related to these agreements. Additionally, the $540,000 liability for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

An entity providing licensed programming is required to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both gross assets and liabilities of $161.4 million and $146.7 million as of December 31, 2008 and 2009, respectively, related to committed program license fees payable with airing windows which begin subsequent to period-end.

Contractual maturities of long-term obligations over the next five years are as follows (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter

Credit facility and interest payable (1)	$1,008	1,008	-	-	-	-	-
Interest payable to Hallmark Cards affiliate (1)	2	2	-	-	-	-	-
Company obligated mandatorily redeemable
preferred interest, including accretion (2)	25,000	25,000	-	-	-	-	-
Senior secured note to HC Crown,
including accrued interest (1)	883,791	39,258	844,533	-	-	-	-
Note and interest payable to HC Crown (1)	111,978	111,978	-	-	-	-	-
Note and interest payable to Hallmark Cards affiliate (1)	175,430	175,430	-	-	-	-	-
Note and interest payable to Hallmark Cards affiliate (1)	63,947	63,947	-	-	-	-	-
Capital lease obligations (1)	21,510	2,160	2,160	2,160	2,160	2,160	10,710
Operating leases	30,305	5,853	5,684	5,195	4,887	5,057	3,629
License fees payable to non-affiliates for
current and future windows (3)(4)	276,407	102,062	65,970	59,330	34,290	14,755	-
License fees payable to Hallmark Cards affiliates for
current and future windows (3)(4)	8,016	1,380	1,548	1,648	1,720	1,720	-
Funding of original productions (3)(4)	33,000	20,200	12,800	-	-	-	-
Subscriber acquisition fees	462	462	-	-	-	-	-
Obligations to NICC due to January 2, 2008 Agreement (5)	2,750	2,750		-	-	-	-
Deferred compensation and interest	2,534	920	438	199	146	130	701
Payable to buyer of international business	1,224	1,224		-	-	-	-
Other payables to buyer of international business	612	320	76	58	53	53	52
Other payables to buyer of film assets	20,929	4,269	2,240	2,560	2,960	3,040	5,860
Total Contractual Cash Obligations	$1,658,905	$558,223	$935,449	$71,150	$46,216	$26,915	$20,952

(1) Includes future interest. Subsequent to the balance sheet date, the termination dates were extended to August 31, 2010. These amounts do not contain interest for the period May 1 through August 31, 2010.

(2) The company obligated mandatorily redeemable preferred interest is to be redeemed on or before December 31, 2010.
(3) The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.
(4) Contains airing windows that open subsequent to year end and, therefore, the liability is not included on the balance sheet as of December 31, 2009.
(5) Pursuant to the January 2, 2008, agreement, the Company will pay NICC $1.3 million on January 20, 2010. Also, the Company will make a 6% payment based on the outstanding balance of the VISN preferred interest in Crown Media United States in January 2010.

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

On July 22, 2009, a Stipulation Providing for Notice of Transaction (the “Stipulation”) was filed with the Delaware Court of Chancery.  The Stipulation provides that the Company will not consummate any transaction arising out of or relating to the Proposal until not less than seven weeks after providing the plaintiff with a notice of the terms of the proposed transaction, including copies of the final transaction agreements.  If the plaintiff moves for preliminary injunctive relief with respect to any such transaction, the parties will establish a schedule with the Court of Chancery to resolve such motion during the seven week period.  In addition, following the decision of the Court of Chancery, the Company will not consummate any transaction for a period of at least one week, during which time any party may seek an expedited appeal.  The Stipulation further provides that the plaintiff shall withdraw its motion for preliminary injunction filed on July 13, 2009 and that the action shall be stayed until the earlier of providing the notice of a transaction or an announcement by the Company that it is no longer considering a transaction.  Notice of the terms of the proposed Recapitalization, including copies of the agreements, was provided to the plaintiff on March 1, 2010.

By a letter of February 28, 2010, the plaintiff in this lawsuit informed the Special Committee of the Board of Directors, which considered and negotiated the Recapitalization, that the plaintiff objected to the proposed Recapitalization on the terms set forth in the term sheet dated February 9, 2010.  The plaintiff asserted, among other things, that the transactions contemplated by the term sheet would unfairly dilute the economic and voting interests of the Company’s minority stockholders, that the transactions should be subject to a vote of the majority of the minority stockholders and that the proposed transactions remain inadequate.  The plaintiff indicated that if the Company executed definitive documents for the Recapitalization, the plaintiff would pursue the litigation.  The February 26, 2010 agreements executed by the Company for the Recapitalization followed the provisions in the earlier term sheet.

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

Contract Termination

During the fourth quarter of 2009, we exercised our rights to terminate two agreements in connection with our February 2010 launch of the Hallmark Channel in high definition. The Company estimated the costs of termination to be approximately $4.7 million and recorded them as a component of cost of services in the accompanying consolidated statement of operations for 2009.

Termination of one agreement for a standard definition version of the Channel also resulted in a change in the estimated life of a related deferred credit that arose in connection with the sale of our international business in 2005.  After launch of the high definition service, recurring monthly expenses under the terminated agreement will cease.  Accordingly, in the fourth quarter of 2009, we reduced the deferred credit by approximately $847,000 and recognized a gain on the sale of discontinued operations.  Through December 31, 2009, the aggregate loss on sale of the international business is $983,000.

17. Segment Reporting

During 2007, 2008 and 2009, channel operations comprise the Company’s sole operating segment.  The Company has evaluated performance and allocated resources based on the results of this segment. The key operating performance criteria used in this evaluation include revenue, loss from continuing operations and total assets.

18. Quarterly Information (Unaudited)

The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2008 and 2009.

	Quarters Ended
2008	March 31	June 30	September 30	December 31	Full Year

Total revenues	$70,564	$71,520	$64,482	$75,228	$281,794
Programming costs	(35,405)	(35,641)	(36,653)	(32,999)	(140,698)
Amortization of film assets	(163)	(80)	1,068	(80)	745
Operating costs	(3,306)	(3,514)	(3,527)	(3,479)	(13,826)
Selling, marketing, general and administrative expenses	(20,291)	(14,417)	(17,779)	(15,653)	(68,140)
Income from operations	11,399	17,868	7,591	23,017	59,875
Interest expense	(26,114)	(23,792)	(25,454)	(24,797)	(100,157)
Gain on sale of discontinued operations	-	-	-	3,064	3,064
Net (loss) income	$(14,715)	$(5,924)	$(17,863)	$1,284	$(37,218)
Net (loss) income per share	$(0.14)	$(0.06)	$(0.17)	$0.01	$(0.36)

	Quarters Ended
2009	March 31	June 30	September 30	December 31	Full Year

Total revenues	$70,952	$68,182	$62,819	$77,611	$279,564
Programming costs	(32,215)	(31,301)	(31,680)	(32,332)	(127,528)
Contract termination fees expense	-	-	-	(4,718)	(4,718)
Operating costs	(4,012)	(4,488)	(3,405)	(3,428)	(15,333)
Selling, marketing, general and administrative expenses	(17,339)	(12,037)	(13,042)	(13,149)	(55,567)
Gain on sale of film library	-	-	-	682	682
Income from operations	17,386	20,356	14,692	24,666	77,100
Interest expense	(24,837)	(25,678)	(24,884)	(25,140)	(100,539)
Gain on sale of discontinued operations	-	-	-	847	847
Net (loss) income	$(7,451)	$(5,322)	$(10,192)	$373	$(22,592)
Net (loss) income per share	$(0.07)	$(0.05)	$(0.10)	$0.00	$(0.22)

The Company completed an analysis during the third quarter of 2008 of its residual and participation liability, related to the Company’s licenses of the film assets prior to the sale to RHI.  Using new information that became available during this time period, the Company determined that it needed to reduce its liability by $1.1 million, and thus, recorded a negative amortization of film assets in this amount during this time period.

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

The Company recognized settlement expense of approximately $500,000 during the third quarter of 2008. Upon closing of the settlement agreement, the Company recognized a gain of approximately $101,000 in connection with the disposition of its ownership interest in “The Note,” which is included as a component of selling, general and administrative expense in the statement of operations for the year ending December 31, 2008

In December 2009, the Company reviewed actual payment information concerning its indemnification to RHI for residual and participation liabilities through December 31, 2009.   As a result, the Company determined that it needed to reduce its liability concerning its indemnification to RHI by $682,000. The Company did so by recording a gain from sale of film assets of $682,000 during this time period.

During the fourth quarter of 2009, we negotiated the termination of two agreements related to the launch of the Hallmark Channel into high definition. The estimated costs of termination were approximately $4.7 million.

Termination of one agreement also resulted in a change in the estimated life of the deferred credit.  After launching the Hallmark Channel in high definition, recurring monthly expenses under the terminated agreement will cease. Accordingly, the adjustment to eliminate the unneeded portion of the deferred credit of approximately $847,000 was recognized during the fourth quarter of 2009.

19. Subsequent Events

On January 25, 2010, Crown Media Holdings, Inc. entered into an agreement with Martha Stewart Living Omnimedia, Inc. covering programs to be shown on Hallmark Channel, commencing September 2010.

On March 2, 2010, the maturity date of the bank credit facility was extended to August 31, 2010.

On February 26, 2010, the termination date of the Waiver Agreement was extended to August 31, 2010.

See “Recapitalization” in Note 1 for information regarding agreements into which the Company entered on February 26, 2010 for a proposed Recapitalization of debt obligations owed to affiliates of Hallmark Cards and related matters. See Note 16 for information on the objection by a plaintiff in a lawsuit to terms of the February 26, 2010 agreements for the proposed Recapitalization.