Form 10-K/A
period 2009-12-31
CROWN MEDIA HOLDINGS INC
filed 2010-04-30
CIK 1103837

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this amendment to our Annual Report on Form 10-K, the terms “Crown Media Holdings” or the “Company,” refer to Crown Media Holdings, Inc.  and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, including Crown Media United States, LLC (“Crown Media United States”). The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.

The name Hallmark and other product or service names are trademarks or registered trademarks of their owners.

Crown Media Holdings hereby amends its Annual Report on Form 10-K for the year ended December 31, 2009, initially filed with the Securities and Exchange Commission on March 4, 2010, by amending Part III to include information that was previously to have been incorporated by reference to a proxy statement.

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

Of the Board members, William J. Abbott, Dwight C. Arn, Robert C. Bloss, William Cella, Steve Doyal, Brian E. Gardner, Donald J. Hall, Jr., Irvine O. Hockaday, Jr., A. Drue Jennings, Brad R. Moore and Deanne R. Stedem were nominated by HEIC; Glenn Curtis was nominated by HEIC at the request of  Liberty Crown.  In addition, the Board nominated Peter A. Lund and Herbert Granath as independent directors.  Our Board of Directors also approved the nomination of each of these persons as directors.

Because HEIC holds Class A Common Stock and all of the Class B Common Stock, representing approximately 94.5% of the voting power of the Company, its vote in favor of nominees for directors will be sufficient to elect such nominees regardless of the vote of any other stockholders.

Directors

William J. Abbott, age 48, has been President and Chief Executive Officer and a director of the Company since June 1, 2009.  Prior to that, Mr. Abbott was Executive Vice President, Advertising Sales, of Crown Media Holdings since January 2000.  Prior to that, he was Senior Vice President, Advertising Sales, of Fox Family Worldwide from January 1997 to January 2000.  Mr. Abbott was selected as a director because he is the President and Chief Executive Officer of the Company and for his extensive experience in the television industry and advertising sales.

Dwight C. Arn, age 59, has been a director of Crown Media Holdings since March 2008.  Mr. Arn has been Associate General Counsel of Hallmark Cards, Incorporated since 1989.  Additionally, Mr. Arn has been serving as General Counsel of Hallmark International since 1992 and as General Counsel of Crayola LLC since 1995.  Mr. Arn began his career at Hallmark Cards, Incorporated in 1976 and has served in various attorney positions.  Mr. Arn was selected as a director for his business and legal experience.

Robert C. Bloss, age 54, has been a director of Crown Media Holdings since July 2009.  Mr. Boss has been Senior Vice President - Human Resources of Hallmark Cards since March 2008.  He was human resources director for the Hallmark Cards retail business from 2005 to 2008.  Mr. Bloss has been human resources director for various divisions of Hallmark Cards since 1986, including the product development and marketing division.  Mr. Bloss is the chairman of the Compensation Committee.  Mr. Bloss was selected as a director for his experience in the areas of human resources and executive compensation.

William Cella, age 60, has been a director of Crown Media Holdings since March 2008.  Mr. Cella is the Chairman and Chief Executive Officer of The Cella Group, a media sales representation company.  Before forming The Cella Group in 2008, Mr. Cella led MAGNA Global, a Media Negotiation, Research and Programming Unit of the Interpublic Group of Companies.  From 1997 through 2001, Mr. Cella served as Executive Vice President and Director of Broadcast and Programming for Universal McCann North America.  From 1994 through 1997, Mr. Cella served as Director of National Broadcast and Programming for McCann-Erickson and, in 1997, was named Executive Vice President of McCann-Erickson for all of North America.  Mr. Cella was selected as a director for his extensive experience with media and advertising.

Glenn Curtis, age 50, has been a director of Crown Media Holdings since January 2005.  He has been Executive Vice President and Chief Financial Officer of Starz LLC since August 2006.  Prior to that, he was Vice President of Liberty Media Corporation (a holding company with interests in electronic retailing, media, communications, and entertainment industries) from 2003 to August 2006.  Prior to that, he was Executive Vice President and Chief Financial Officer of Starz Entertainment Group (a subsidiary of Liberty Media Corporation providing premium movie networks on television) from 1995 to 2002.  Mr. Curtis was selected as a director for his extensive experience in cable and entertainment companies.

Steve Doyal, 61, has been a director of Crown Media Holdings since December 2007.  Mr. Doyal has been Senior Vice President of Public Affairs and Communications since 1994 and a corporate officer at Hallmark Cards since 1995.  In this position, he oversees the operations of the Hallmark’s communications programs, including internal communications and publications, audio-visual communications, media relations, government affairs, and the Hallmark Visitors Center.  Prior to that, he served as Media Relations Director from 1993 to 1994 and as Corporate Media Relations Manager from 1988 to 1993.  Mr. Doyal was selected as a director for his experience in communications and media management.

Brian E. Gardner, age 57, has been a director and Secretary of Crown Media Holdings since January 2004.  He has been Executive Vice President and General Counsel of Hallmark Cards since December 2003.  From 1996 to 2003, Mr. Gardner was a Managing Partner of Stinson Morrison Hecker, LLP (formerly known as Morrison & Hecker, LLP).  Mr. Gardner was selected as a director for his business, management and legal experience.

Herbert A. Granath, age 81, is a Co-Chairman of the Board and has been a director of Crown Media Holdings since December 2004.  He has been a consultant for Telenet since 2000 and a consultant for Accenture since 2006.  He has also been a director of Central European Media since 2001.  Mr. Granath was the Chairman of Disney/ABC International Television from 1995 to 2000.  Mr. Granath was selected as a director for his extensive business experience, in particular in the television industry.

Donald J. Hall, Jr., age 54, is a Co-Chairman of the Board and has been a director of Crown Media Holdings since May 2000.  Mr. Hall has been the President and Chief Executive Officer of Hallmark Cards since January 2002 and a member of the board of directors of Hallmark Cards since 1996.  Mr. Hall has served in a variety of positions for Hallmark Cards since 1971.  Mr. Hall was the Executive Vice President, Strategy and Development from September 1999 until December 2001.  Prior to that, Mr. Hall was the Vice President, Product Development, of Hallmark Cards from September 1996 until August 1999.  Mr. Hall is a member of the board of directors of Hallmark Entertainment Investment Co.   Mr. Hall was selected as a director for his extensive business and management experience.

Irvine O. Hockaday, Jr., age 73, has been a director of Crown Media Holdings since May 2000. He is a member of the board of directors of Ford Motor Company and Estee Lauder Companies Inc. and the chairman of the audit committees of Estee Lauder Companies Inc.  During the last five years, Mr. Hockaday was also a director of Sprint Corporation.  Mr. Hockaday is a trustee of the Hall Family Foundations and the Aspen Institute.  He was the President and Chief Executive Officer of Hallmark Cards from January 1986 to December 2001.  Mr. Hockaday was selected as a director for his business and management experience and his experience in serving as a director of other public companies.

A. Drue Jennings, age 63, has been a director of Crown Media Holdings since June 2006.  He has been Of Counsel at the law firm of Polsinelli Shughart (formerly known as Shughart, Thomson & Kilroy, P.C.) since October 2004.  Mr. Jennings was the interim Athletic Director at the University of Kansas from April 2003 until July 2003.  Prior to that, Mr. Jennings was the Chief Executive Officer of Kansas City Power & Light Company from 1988 to 2000 and Chairman of the Board of Kansas City Power & Light Company from 1990 to 2001.  Mr. Jennings is the chairman of the Audit Committee.  Mr. Jennings was selected as a director for his business experience, financial expertise and his ability to lead the Audit Committee.

Peter A. Lund, age 69, has been a director of Crown Media Holdings since May 2000.  He is the former President and Chief Executive Officer of CBS Inc. and President and Chief executive Officer of CBS Television and Cable.  Additionally, Mr. Lund held numerous positions including President of CBS Broadcasting Group, President of CBS Sports, President of CBS Television Stations and President of CBS Television Network.  Mr. Lund has served as a director and a member of the Compensation Committee and Audit Committee of DIRECTV and The DIRECTV Group, Inc. (DIRECTV became publicly held in November 2009 at which time The DIRECTV Group, Inc. became a wholly-owned subsidiary of DIRECTV).  Mr. Lund also serves as a director of Emmis Communications Corporation.  Mr. Lund was selected as a director for his extensive experience in the television and cable industry.

Brad R. Moore, age 63, has been a director of Crown Media Holdings since March 2008.  Mr. Moore has been President of Hallmark Hall of Fame Productions since 1993 and Hallmark Publishing from 2007 to 2009, both of which are wholly-owned subsidiaries of Hallmark Cards.  Prior to that, Mr. Moore led the development, production and distribution of the Hallmark Hall of Fame series since 1983.  Mr. Moore directed Hallmark Cards’ U.S. advertising efforts from 1982 to 1998.  Mr. Moore was selected as a director for his knowledge of Hallmark television programming and his familiarity with the Hallmark brand.

Deanne R.  Stedem, age 47, has been a director of Crown Media Holdings since March 2003.  She has been Associate General Counsel for Hallmark Cards since 1998, managing legal matters for the various entertainment divisions of Hallmark Cards, Incorporated.  She served as Senior Attorney for Hallmark Cards from 1989 until 1998.  Ms. Stedem was selected as a director for her experience in managing entertainment legal matters for divisions of Hallmark Cards.

There are no family relationships among the executive officers or directors of the Company.

Executive Officers

The following lists our executive officers as of the date of this Form 10-K/A and information regarding their principal occupations during at least the last five years.

William J. Abbott, please see information above under “Directors”.

Janice Arouh, age 48, has been Executive Vice President, Network Distribution and Services, for Crown Media Holdings, Inc. since June 2008.  Prior to that, Ms. Arouh was Senior Vice President, Network Distribution Services for Crown Media Holdings, Inc. from August 2006 to June 2008.  Prior to joining Crown Media Holdings, Inc., Ms. Arouh was Senior Vice President, Affiliate Marketing for Fox Cable Networks from 2001 to 2003.  Ms. Arouh has resigned from the Company, effective May 7, 2010.

Edward Georger, age 44, has been Executive Vice President, Advertising Sales, for Crown Media Holdings, Inc. since June 2009.  Prior to that, Mr. Georger was Senior Vice President, Advertising Sales, for Crown Media Holdings, Inc. from February 2000 to June 2009.  Prior to joining Crown Media Holdings, Inc., Mr. Georger was Vice President of Eastern Sales, for Family Channel and Fox Family Channel.  Mr. Georger was also a network buyer at Backer Spielvogel Bates, Inc., managing major accounts, such as Miller Brewing Company, Hyundai Motor and M&M Mars, Inc.

Charles L. Stanford, 64, has been Executive Vice President, Legal and Business Affairs and General Counsel of Crown Media Holdings since May 2001. Prior to that, he was Senior Vice President, Business Affairs and General Counsel of Crown Media Holdings from October 2000 to May 2001. He also served as Senior Vice President, Legal and Business Affairs of Crown Media International from November 1999 through October 2000.

Brian C. Stewart, 45, has been Executive Vice President and Chief Financial Officer of Crown Media Holdings since November 2006.  Prior to that, Mr. Stewart served as Senior Vice President and Chief Financial Officer of Crown Media United States, LLC since November 2002.  Prior to assuming the position of Chief Financial Officer of Crown Media United States, LLC, Mr. Stewart served as Vice President, Finance, for Crown Media Holdings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2009 were made timely.

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

AUDIT COMMITTEE

The members of the Audit Committee are Messrs. Jennings, Chairman, Granath and Lund, each of whom are believed by the Board to be independent directors as defined in the listing standards for the Nasdaq Global Market (“Nasdaq Listing Standards”).  The Board has determined that each of the members of the Audit Committee is financially literate in accordance with the Nasdaq Listing Standards.  The Board has also determined that Mr. Jennings qualifies as an audit committee financial expert, as defined under Securities and Exchange Commission (the “Commission”) rules.

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

•                  pre-approve all audit and non-audit services;

•                  oversee various risks which the Company may encounter; and

•                  establish and oversee the Company’s whistleblower policy regarding submission of reports of questionable accounting practices, internal accounting controls or auditing matters and the investigation, disposition and retention of such reports.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview and Objectives of the Compensation Program

The Company’s compensation packages to the executive officers, as determined by the Compensation Committee of the Company’s Board, are designed to enable the Company to recruit, retain and motivate a talented and diverse group of people who contribute to our success.  The packages are also intended to synchronize executive compensation with the Company’s performance, motivate executive officers to achieve our business objectives and provide strong performance incentives.  The Company’s Chief Executive Officer provides input on determining and recommending compensation packages of the executive officers other than himself.  The goal of the Compensation Committee is that the packages are fair, well-balanced between short term and long term components and reasonable and competitive with other companies in the cable and television industry.  To attain this goal, the Compensation Committee refers to third-party surveys to obtain a general understanding of current compensation practices in the cable and television industry.  The Compensation Committee also refers to such surveys for benchmarking, against the compensation paid to comparable executive officers at other cable programmers, each executive officer’s annual base salary, target bonus, target total cash compensation and target long term incentive awards.   Fox Network, Scripps Networks, Discovery Communications, Disney ABC and Lifetime are a few of many cable programmers who participate in such third-party surveys.

The Compensation Committee also focuses on aligning individual incentives with the Company’s strategic and financial goals.  Key incentive-based components in executive compensation packages are the annual performance-based incentive bonus, which is awarded in recognition of individual and Company performance each year, and awards granted under our Amended and Restated 2000 Long Term Incentive Plan (“LTIP”).

Elements of Executive Compensation Packages

Compensation packages awarded to the Named Executive Officers are comprised of base salary, annual cash bonus awards, awards granted under our LTIP and perquisites and other benefits.

Salary Determinations

Salary ranges for the Chief Executive Officer and the Named Executive Officers are based on an individual’s experience and prior performance, as well as the Company’s operating performance and the attainment of planned financial and strategic goals. Annual salaries for the Named Executive Officers (as defined below) are subject to the provisions of their respective employment agreements described below under the heading “Compensation of Executive Officers and Directors - Summary of Executive Employment Agreements”.  In determining whether or not to increase annual base salaries and the amount of any increase, the Compensation Committee evaluates each executive’s individual performance, any change in executive’s position, the Company’s performance and attainment of initiatives, benchmarked data and commitments negotiated in the employment agreements.  In 2009, Mr. Abbott’s salary was increased by 11%, Ms. Arouh’s salary was increased by 3%, Mr. Georger’s salary was increased by 13%, Mr. Stanford’s salary was increased by 3% and Mr. Stewart’s salary was increased by 4%.

Bonus Determination

The Company pays annual incentive bonuses earned in a calendar year in March of the following year.  Employment agreements executed by Named Executive Officers contain target percentages of base salary that are to be paid as annual bonuses.  In addition, the Compensation Committee may, in its sole discretion, approve signing and discretionary bonuses for executive officers.  Annual bonus payments for fiscal year 2009 paid to the Named Executive Officers were determined and calculated in accordance with the below formula.  The Compensation Committee has the authority to modify the below formula for subsequent years.

Bonus Opportunity:     Target Incentive was 60% of base salary for the Chief Executive Officer, 50% of base salary for the Executive Vice President Advertising Sales (50% of which is conditioned on meeting the targets set forth below and the remaining 50% is conditioned on the Company’s achievement of revenue goals under the Company’s advertising sales incentive plan), and 20% of base salary for each of the other Named Executive Officers.  Total bonus opportunity was 0% to 135% of the Target Incentive.

Plan Metrics:                     The plan measured performance for January 1 through December 31 of the plan year and used the following targets:

•                                          Advertising Revenue - recognized on an as earned basis.

•                                          EBITDA - EBITDA before equity compensation expense and further adjusted to reflect extraordinary items.

•                                          Operating Cash Flow - Cash Flow before cash interest expense.

•                                          W 25 -54 - total daily average household delivery for women ages 25-54, as determined by Nielsen.

Plan Targets:

Targets are set each year based upon the Company’s operating plan.  The targets for 2009 were as follows:

Target Incentive Plan Metrics	Performance Targets	Weight	% Opportunity
Advertising Revenue (MM)	$231.0	30%	6%
EBITDA (MM)	$86.9	25%	5%
Operating Cash Flow (MM)	$51.0	25%	5%
Full Day W25-54	158,000 HHD	20%	4%

Calculations:

The calculation for payment of the Advertising Revenue Target was as follows:

$ Performance to Plan (MM’s)	% Performance to Plan	Payout %
$220	95%	62.50%
$226	98%	81.25%
$231	100%	100.00%
$243	105%	117.50%
$254	110%	135.00%

The calculation for payment of the EBITDA Target was as follows:

$ Performance to Plan (MM’s)	% Performance to Plan	Payout %
$82.5	95%	25.0%
$84.0	97%	62.5%
$86.9	100%	100.0%
$91.3	105%	117.5%
$95.6	110%	135.0%

The calculation for payment of the Operating Cash Flow was as follows:

$ Performance to Plan (MM’s)	% Performance to Plan	Payout %
$44.9	88%	25.0%
$48.5	95%	62.5%
$51.0	100%	100.0%
$56.1	110%	117.5%
$61.2	120%	135.0%

The calculation for payment of the Demographic Achievement target was as follows:

Performance to Plan	% Performance to Plan	Payout %
151,000	96%	50.0%
153,950	97%	75.0%
158,000	100%	100.0%
169,850	108%	117.5%
181,700	115%	135.0%

Bonus Amount: Actual bonus amount is dependent on the degree to which the Company achieves the objective for each plan measure against performance ranges established for each metric.  The Compensation Committee has the discretion to adjust the total award and the result for each metric up or down by up to 20%.  For fiscal year 2009, the actual bonus that was paid was 37.2% of base salary for the Chief Executive Officer, whose target was 60% pursuant to his employment agreement.  With respect to other Named Executive Officers serving at year-end of 2009, except for Executive Vice President, Advertising Sales, the actual bonus that was paid in 2009 was 14.9% of base salary, whose target was 20% of base salary.  The actual bonus that was paid for 2009 under this plan to Executive Vice President, Advertising Sales, was 18.6% of base salary.

Awards Granted Under Long Term Incentive Plan (“LTIP”)

General

Under the LTIP, the Board and the Compensation Committee have the discretion to grant incentive awards to our employees and directors, including, without limitation, Restricted Stock Units (“RSUs”) and cash awards based on a percentage of an employee’s annual base salary (“LTIP Award”).  These awards, which are intended as incentives for future performance, combined with the executive’s salary and performance bonus, substantially form a total compensation package.     The Company has not awarded stock options to any of its employees since 2002.  The Company did not grant any RSUs or other types of stock-based awards from 2007 to 2009; therefore, no RSUs or other types of stock-based awards are outstanding as of the date of this Form 10-K/A.  In January of 2009 and 2010, the Company granted awards payable in cash to Named Executive Officers, senior vice presidents and vice presidents under the LTIP.

Restricted Stock Units

The Company granted RSUs to its executives each year from 2003 to 2006.  The Compensation Committee determined whether or not RSU grants were made, grant eligibility, vesting, the size of the grant pool and the grant ranges for each executive level.  Within the parameters established by the Compensation Committee, the Chief Executive Officer then determined the size of the grant pool for each department within the Company.  Each Executive Vice President then made specific individual grants for each employee within the department which he or she oversaw.

There were two types of RSUs: Performance RSUs and Employment RSUs.  Each RSU represented the right to receive one share of the Company’s Class A Common Stock or, in the discretion of the Compensation Committee, the cash equivalent to the fair market value of one share of the Company’s Class A Common Stock (calculated by taking the average of the stock price for the immediately preceding 14 business days).  If any dividend was paid with respect to a share of Class A Common Stock while the RSUs were held, the Company would have paid to each holder at its discretion an amount in cash, Class A Common Stock or other property, in each case having a value equal to the dividend.  Such amounts of dividend would have vested and be paid at the same time as the underlying RSUs were settled.  All RSUs were subject to forfeiture until certain conditions, including continued employment, were met.

In 2009, the last outstanding RSUs, which were Employment RSUs and the second tranche of Performance RSUs granted in 2006, vested and were settled in cash (see below for vesting criteria).  Below is a table summarizing certain key terms of the RSUs granted to the Company’s executive officers that were outstanding in 2009.

	Employment RSUs		Performance RSUs
Grant Year	Percentage	Vesting Dates(1)	Percentage	Vesting Dates	Vesting Criteria

2006	35%	Vested entirely on the third anniversary of the grant date (August 18, 2009).	65%	See “Vesting Criteria”(2)	First Tranche and Vesting: 65% of the Performance RSUs were eligible to vest as follows

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

Second Tranche and Vesting: The remaining Performance RSUs, 35%, were vested on December 31, 2008 in accordance with the following formula and settled in cash in February 2009:

Percentage of value of the RSUs paid based on subscriber revenue achieved (the “Modifier”)

Less than $47.86 million	65%
$47.86 mil. to $55.17 mil	85%
$55.17 mil. to $61.93 mil	100%
$61.93 mil. or more	135%

(1)                                  Employment RSUs vested if the employee was employed with the Company on the vesting date.

(2)                                  The Compensation Committee had the discretion to increase or decrease the Modifier by 20% and had the authority to extend the deadlines for satisfaction of the vesting conditions in the event that a renewal of the major distribution agreements was delayed for factors beyond the control of the Company.

With respect to Henry S. Schleiff, the Company’s former President and Chief Executive Officer, only, (a) 50% of RSUs granted in 2006 were Employment RSUs and the remaining 50% were Performance RSUs and (b) Employment RSUs would have vested entirely on the fourth anniversary of the date of grant (October 2, 2010).  Mr. Schleiff’s Performance RSUs had the same terms as set forth in the table above.

Long Term Incentive Plan Awards

In January of 2009 and 2010, the Company granted awards payable in cash to Named Executive Officers, senior vice presidents and vice presidents under the LTIP pursuant to Long Term Incentive Compensation Agreements (“LTIP Agreement”).  The award amount granted is calculated by taking a percentage of each employee’s annual base salary, which ranges from 18% to 70%.  Each award is comprised of 50% Performance Award and 50% Employment Award.  The Performance Award will vest only if the Company reaches predetermined performance goals based on cash flow and adjusted EBITDA.  A pro rata portion of any outstanding unvested Award will vest immediately in the case of involuntary termination of employment without cause on or after January 1, 2010 (in the case of 2009 grant) or January 1, 2011 (in the case of 2010 grant) or executive’s death or disability.  The Compensation Committee also has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

Below is a table summarizing certain key terms of the LTIP Awards granted to the Company’s executive officers in 2009 and 2010.

Grant Year	Type of LTIP Award	Vesting Date	Vesting Criteria
2009	Employment	100% will vest on August 31, 2011	Employment on vesting date.

2009	Performance	50% will vest on December 31, 2010
					2009 (MM’s)	2010 (MM’s)	2-Yr Total (MM’s)
			Adjusted EBITDA(1)		$84.1	$129.4	$213.5
			Cash Flow(2)		$39.6	$122.6	$162.2

		50% will vest on December 31, 2011
				2009 (MM’s)	2010 (MM’s)	2011 (MM’s)	3-Yr Total (MM’s)
			Adjusted EBITDA(1)	$84.1	$129.4	$172.6	$386.1
			Cash Flow(2)	$39.6	$122.6	$181.6	$343.8

2010	Employment	100% will vest on August 31, 2012	Employment on vesting date.

2010	Performance	100% will vest on December 31, 2012
				2010 (MM’s)	2011 (MM’s)	2012 (MM’s)	3-Yr Total (MM’s)
			Adjusted EBITDA(1)	$85.1	$115.7	$147.2	$348.0
			Cash Flow(2)	$82.0	$122.9	$137.0	$341.9

(1)                                        Before equity compensation.

(2)                                        Excluding interest payments, financing activities (payment of debt and preferred or redemptions), and equity based compensation of $3.5 million in 2009 and $0.5 million in 2010.

With respect to Performance Awards, the percentage of award payout will vary depending upon achievement of the two targets as follows:

Target Threshold	Payout Percentage
Less than 90%	0%
90% Achievement	50%
100% Achievement	100%
110% Achievement	150%

On each vesting date of a Performance Award, the Chief Financial Officer of the Company will confirm whether or not applicable performance targets have been achieved.  If targets have been achieved, management will submit payout calculations to the Compensation Committee for review and final determination.

All Awards will be settled the later of 30 days following each vesting date or 15 days following the issuance of the Company’s audited financial statements of the relevant year, but by no later than March 15 of the year following the year in which the Award is vested.

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

Chief Executive Officer Compensation

The provisions of our Chief Executive Officer’s employment agreement and related agreements which have been approved by the Board, determined the salary and stock-based awards granted to him during fiscal year 2009.  In approving the compensation levels contained in Mr. Abbott’s employment agreements, the Board reviewed and considered the expected value of his leadership that he would bring to the Company.  The Board then set his compensation during the term of his employment agreement in levels that reflected his potential achievements and quality of the Company under his leadership.

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

The Internal Revenue Code exempts qualifying performance-based compensation from the deduction limit if certain conditions are met.  One of the conditions is stockholder approval of the performance-based compensation provisions.  At the 2007 Annual Meeting of Stockholders of the Company, the stockholders approved (1) the performance-based cash bonuses payable in 2007 and later years to William Abbott and other executive officers under their then employment agreements and (2) provisions in their then existing RSU agreements that could be settled in cash or stock in 2007 and later years.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary Compensation Table

The following table summarizes the cash and non-cash compensation earned in 2007, 2008 and 2009 awarded to or earned by individuals who served as our Chief Executive Officer during 2009, our Chief Financial Officer during 2009, the three other most highly compensated executive officers serving at the end of 2009 and an additional executive officer who would have been one of these three other most highly compensated executive officers but was not serving at the end of 2009 (each, a “Named Executive Officer, collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary($)	Bonus ($) (1)		Stock Awards($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)		(j)
William Abbott(4), President and Chief Executive Officer	2009	666,954	231,865		—	—	—	—	12,115	(5)	910,934
	2008	578,048	91,043		—	—	—	11,097	10,000	(5)	690,188
	2007	546,154	152,923		—	—	—	26,180	10,000	(5)	735,257
Janice Arouh(6), Executive Vice President, Network Distribution & Service	2009	422,308	62,839		—	—	—	—	—		485,147
	2008	386,154	48,655		—	—	—	—	—		434,809
	2007	357,155	80,360		—	—	—	—	—		437,515
Edward Georger(7), Executive Vice President, Advertising Sales	2009	501,044	111,578	(8)	—	—	—	—	—		612,622
	2008	447,929	293,480	(8)	—	—	—	—	—		741,409
	2007	417,929	61,620	(8)	—	—	—	—	—		479,549
David Kenin(9), Former Executive Vice President, Programming	2009	390,865	14,327		—	—	—	—	594,366	(10)	999,558
	2008	823,251	103,730		—	—	—	13,686	11,400	(5)	952,067
	2007	788,111	177,325		—	—	—	18,425	11,400	(5)	995,261
Henry Schleiff(11) Former President and Chief Executive Officer	2009	507,692	976,036		—	—	—	—	1,617,643	(12)	3,101,371
	2008	1,064,173	670,429		—	—	—	—	20,004	(5)	1,754,606
	2007	1,011,212	1,668,499		—	—	—	—	20,004	(5)	2,699,715
Charles L. Stanford, Executive Vice President and General Counsel	2009	526,710	78,374		—	—	—	—	—		605,084
	2008	491,684	61,952		—	—	—	—	—		553,636
	2007	457,800	103,005		—	—	—	—	—		560,805
Brian C. Stewart, Executive Vice President and Chief Financial Officer	2009	431,200	64,163		—	—	—	—	—		495,363
	2008	397,885	50,134		—	—	—	23,884	—		471,903
	2007	350,000	78,750		—	—	—	30,957	—		459,707

(1)               Represents performance bonus or commission under the terms of employment agreements with the Company and the Company’s executive bonus terms.  See “Compensation Discussion and Analysis - Elements of Executive Compensation Package — Bonus Determination.”

(2)               No stock awards were granted by the Company in 2007 through 2009.

(3)               Represents interest earned on deferred compensation.

(4)               Mr. Abbott became the Company’s President and Chief Executive Officer effective June 1, 2009.

(5)               Represents car allowance.

(6)               On April 22, 2010, Ms. Arouh resigned from her position as the Company’s Executive Vice President, Network Distribution & Service, effective May 7, 2010.

(7)               Mr. Georger became Executive Vice President, Advertising Sales, effective June 15, 2009.

(8)               Represents annual bonus, incentive bonus and/or commission.

(9)               Mr. Kenin resigned from his position as the Company’s Executive Vice President, Programming, effective May 31, 2009.

(10)         Represents $490,385 of severance payment, $85,470 of unused vacation time pay, $14,711 of unused personal time pay and $3,800 of car allowance.

(11)         Mr. Schleiff resigned from his position as the Company’s President and Chief Executive Officer and director effective May 31, 2009.

(12)         Represents $1,507,468 of severance payment, $80,649 of unused vacation time pay, $19,039 of unused personal time pay and $10,487 of car allowance.

Grants of Plan-Based Awards

The Company did not grant any stock-based awards to its Named Executive Officers in 2009.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by any Named Executive Officers on December 31, 2009.

Option Exercises and Stock Vested

The following table shows the number of stock options or RSUs issued to the Company’s Named Executive Officers that were exercised or vested in fiscal year 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
(a)	(b)	(c)	(d)	(e)
William Abbott, President and Chief Executive Officer	—	—	46,200	84,546
Janice Arouh, Executive Vice President, National Distribution & Service	—	—	14,000	25,620
Edward Georger President and Chief Executive Officer	—	—	14,000	25,620
David Kenin Former Executive Vice President, Programming			30,030	67,117
Henry Schleiff, Former President and Chief Executive Officer			35,000	78,225
Charles L. Stanford, Executive Vice President and General Counsel	—	—	46,200	84,546
Brian C. Stewart, Executive Vice President and Chief Financial Officer	—	—	46,200	84,546

(1)   Represents the number of RSUs vested in 2009.

(2)          Represents cash amounts paid to settle RSUs vested in 2009.

Nonqualifed Deferred Compensation

The Company has a Nonqualified Deferred Compensation Plan.  Please see above under the headings “Compensation Discussion and Analysis — Deferred Compensation Plan” for a description of material terms of such plan summarized below.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions in Last FY ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
William Abbott, President and Chief Executive Officer	101,898	—	17,698	—	340,906
Janice Arouh, Executive Vice President, Network Distribution & Service	—	—	—	—	—
Edward Georger, Executive Vice President, Advertising Sales	49,756	—	10,668	—	204,094
David Kenin, Former Executive Vice President, Programming	—	—	—	—	—
Henry S. Schleiff, Former President and Chief Executive Officer	—	—	—	—	—
Charles L. Stanford, Executive Vice President and General Counsel	—	—	—	—	—
Brian Stewart, Executive Vice President and Chief Financial Officer	34,496	—	17,882	(164,874)	299,685

Summary of Employment Agreements with Named Executive Officers

Employment Agreement with William Abbott

On August 8, 2006, the Company entered into an employment agreement with William Abbott that provided for his employment as Executive Vice President, Advertising Sales, which agreement was replaced by the employment agreement dated May 7, 2009 described below.  Under the employment agreement, Mr. Abbott’s base salary was at an annual rate of $523,688 for the term of employment, subject to annual increases at the discretion of the Company.   Mr. Abbott was also entitled to receive a bonus each year of up to 25% of his base salary, conditioned on the Company’s achievement of certain EBITDA, advertising revenue and ratings goals. (See details pertaining to performance bonus below under heading “Compensation Discussion and Analysis - Elements of Executive Compensation Packages — Bonus Determination.”)  On May 28, 2007, the Company amended Mr. Abbott’s employment agreement and extended the term of his employment for an additional one year, through August 18, 2009.  Additionally, under the amendment, in addition to participating in the bonus plan described above, Mr. Abbott was also eligible to participate in the Company’s advertising sales year-end commission plan, although his compensation under the plan would have been at reduced levels.  The amounts payable under the plan, for achievement of annual advertising sales revenue targets, were based on a percentage of base salary.  Mr. Abbott’s percentages were from 2.5% to 15% of his then-current base salary.

On May 7, 2009, Mr. Abbott entered into an employment agreement that provides his employment as President and Chief Executive Officer effective June 1, 2009 through December 31, 2011, provided, that the term will automatically renew for one year periods if neither party provides notice to the other by June 30 of the last year of the term.  Mr. Abbott’s annual base salary is $670,000 per year and he is eligible to receive an annual performance bonus with a target of 60% of his annualized base salary with a potential payout range of 0 to 150%.  The performance bonus is based on criteria outlined by the Company’s Compensation Committee, which criteria shall be the same as that established for the senior management team.

Under the employment agreement, Mr. Abbott may not compete with the Company during the term of his employment. Additionally, for the one-year period following his termination of employment for any reason, Mr. Abbott may not employ any person who is working for the Company as an officer, policymaker or in a high-level creative development or distribution position at the date of termination of Mr. Abbott’s employment.

Employment Agreement with Janice Arouh

On August 8, 2006, the Company entered into an employment agreement with Janice Arouh that provided for her employment as Senior Vice President, Network Distribution and Service, through August 8, 2008.  Under the employment agreement, Ms. Arouh’s base salary was at an annual rate of $350,000 for the first year of the term and $370,000 for the second year of the term.  Ms. Arouh is also entitled to receive a bonus each year of up to 20% of her base salary, conditioned on the Company’s achievement of certain EBITDA, advertising revenue and ratings goals. (See details pertaining to performance bonus below under heading “Compensation Discussion and Analysis - Elements of Executive Compensation Packages — Bonus Determination.”).  On May 30, 2008, the Company amended Ms. Arouh’s employment agreement to provide for her employment as Executive Vice President, Network Distribution and Service, and to extend the term of her employment for additional two years, through August 8, 2010.  Also under the amendment, Ms. Arouh’s salary increased to $400,000 effective June 1, 2008, subject to increases in the Company’s discretion in June of each year of her term.  On April 22, 2010, Ms. Arouh resigned from her position as the Company’s Executive Vice President, Network Distribution & Service, effective May 7, 2010.

Ms. Arouh’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Abbott’s employment agreement and which are described above.

Employment Agreement with Edward Georger

On June 15, 2009, the Company entered into an employment agreement with Edward Georger that provided for his employment as Executive Vice President, Advertising Sales, through December 31, 2011.  This employment agreement replaced an earlier employment agreement for Mr. Georger’s employment as Senior Vice President, Advertising Sales.  Under the new employment agreement, Mr. Georger’s base salary is at an annual rate of $510,000 per year and the Company has agreed to consider adjusting his salary in June of each year during the term.  Mr. Georger is also eligible to receive a bonus each year of up to 50% of his base salary, 25% of which will be conditioned on the Company’s achievement of goals under the Company’s Executive Bonus Plan and the remaining 25% will be conditioned on the Company’s achievement of revenue goals under the Company’s advertising sales incentive plan. (See details pertaining to performance bonus below under heading “Compensation Discussion and Analysis - Elements of Executive Compensation Packages — Bonus Determination.”).  Mr. Georger was also paid an incentive bonus of $35,000, 50% of which was paid within 10 days of executing the new employment agreement and the remaining 50% was paid in December 2009.

Mr. Georger’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Abbott’s employment agreement and which are described above.

Employment Agreement with David Kenin

On December 20, 2001, the Company entered into an employment agreement with David Kenin that provided for his employment as Executive Vice President, Programming.   The Employment Agreement, which was last amended on June 21, 2007, had a term through December 31, 2009.  Mr. Kenin’s annual base salary during the period January 3, 2008 through January 2, 2009 was $825,000 and $850,000 during the period January 3, 2009 through December 31, 2009.  Following the end of each calendar year during the term, Mr. Kenin could have been paid a bonus based on his performance during such calendar year if the Company so determined in its sole discretion.  Mr. Kenin’s employment agreement contained identical non-compete and non-solicitation provisions to those contained in Mr. Abbott’s employment agreement and which are described above.

On May 19, 2009, the Company entered into a resignation agreement with Mr. Kenin (the “Kenin Resignation Agreement”) and the employment agreement described above was terminated effective May 31, 2009 (the “Kenin Resignation Date”), except for the part dealing with non-solicitation of employees and similar matters.  Pursuant to the Kenin Resignation Agreement, Mr. Kenin received (i) continued payment of the regular installments of his salary through December 31, 2009 (a total of $523,077), (ii) his salary through May 31, 2010 in one lump sum on January 8, 2010 (a total of $346,538) and (iii) benefits through the Kenin Resignation Date.  Additionally, Mr. Kenin received a pro rated annual bonus, determined by the Company, for the 2009 calendar year for the period up to the Kenin Resignation Date and an amount equal to accrued but unused vacation and personal time was paid within 10 days of the Kenin Resignation Date.

Employment Agreement with Henry S. Schleiff

On October 3, 2006, the Company entered in an employment agreement with Henry S. Schleiff under which Mr. Schleiff had agreed to serve as the Company’s President and Chief Executive Officer.  The term of the Employment Agreement was four years, commencing October 3, 2006.  In December 2008, Mr. Schleiff’s Employment Agreement was amended to comply with Internal Revenue Code Section 409A.  Under the amendment, if any transaction bonus was payable, it would have been paid on the earlier of

March 15 of the year following the transaction or 180 days after such transaction.  The Employment Agreement provided for an annual base salary of $1,000,000 with a minimum increase of at least 4% per year on the anniversary date of employment.  Additionally, Mr. Schleiff would have been eligible to receive an annual performance bonus.  The target annual performance bonus would have been 100% of the then-current base salary with a potential payout range of 0% to 200% and a minimum guarantee of 50% for each calendar year of the term.  This performance bonus would have been based on achievement of criteria determined by the Company’s Compensation Committee in consultation with Mr. Schleiff and would have included such factors as improved EBITDA, demographics, operating cash, renewal progress of contracts with distributors, advertising revenue and other appropriate discretionary considerations.

Mr. Schleiff could not have competed with the Company during the term of his employment and, if Mr. Schleiff was terminated for cause or resigns other than for “good reason,” for a period of time ending on the earlier of 12 months from the termination of employment or the fourth anniversary of the Employment Agreement.

On May 4, 2009, the Company entered into a resignation agreement with Mr. Schleiff (the “Schleiff Resignation Agreement”) and the employment agreement described above was terminated effective May 31, 2009 (the “Schleiff Resignation Date”), except for the part dealing with non-solicitation of employees and similar matters.  Pursuant to the Schleiff Resignation Agreement, Mr. Schleiff received continued payment of regular installments of his salary and receipt of benefits through the Schleiff Resignation Date.  Mr. Schleiff also received a lump sum payment in the amount of $2,483,504 within 10 days after the Schleiff Resignation Date, representing the net present value of the salary which would have been payable to Mr. Schleiff through the expiration of his Employment Agreement ($1,507,468) and the net present value of 50% of performance bonus due through the expiration date of the Employment Agreement ($976,036).  Lastly, Mr. Schleiff was paid an amount equal to accrued but unused vacation and personal time within 10 days of the Schleiff Resignation Date.  The transaction bonus provision set forth in Mr. Schleiff’s Employment Agreement would have been effective if there was a “Change in Control” (as defined in the Employment Agreement) within (i) 90 days after the Schleiff Resignation Date or (ii) within 180 days after the Schleiff Resignation Date if a Change in Control Agreement was signed prior to the Schleiff Resignation Date.  No such bonus was paid to Mr. Schleiff.

Employment Agreement with Charles L. Stanford

On August 8, 2006, the Company entered into a new employment agreement with Charles L. Stanford, for his services as Executive Vice President, Legal and Business Affairs and General Counsel, which was amended on January 29, 2008.  This agreement replaced Mr. Stanford’s previous 3-year employment agreement which would have expired on October 24, 2006.  The new agreement, as amended, expires on August 8, 2010 and provides for an annual base salary of $485,268, subject to a minimum increase of 3% in October of each year of his term.  Mr. Stanford is also entitled to receive a bonus each year of up to 20% of his base salary, conditioned on the Company’s achievement of certain EBITDA, advertising revenue and ratings goals. (See details pertaining to performance bonus below under heading “Compensation Discussion and Analysis - Elements of Executive Compensation Packages — Bonus Determination”.)

Mr. Stanford’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Abbott’s employment agreement and which are described above.

Employment Agreement with Brian C. Stewart

On July 24, 2006, the Company entered into an employment agreement with Brian C. Stewart, for his services as Senior Vice President, Finance and interim Chief Financial Officer.  The agreement was for a term of two years, expiring on July 23, 2008, and provided for an annual base salary of $340,000, subject to annual adjustment in the discretion of the Company.  Mr. Stewart is also entitled to receive a bonus each year of up to 20% of his base salary, conditioned on the Company’s achievement of certain EBITDA, advertising revenue and ratings goals (See details pertaining to performance bonus below under heading “Compensation Discussion and Analysis - Elements of Executive Compensation Packages — Bonus Determination”.)  On November 8, 2006, the parties amended Mr. Stewart’s employment agreement.  The amendment provides for his employment as the Company’s Executive Vice President, Finance and Chief Financial Officer and an increase of his annual base salary to $350,000 through the remainder of the term.  On January 29, 2008, the parties further amended Mr. Stewart’s employment agreement and extended the term of his employment through July 24, 2010 and increased his salary to $400,000 effective January 1, 2008, subject to increases in the Company’s discretion in January of each year of his term.

Mr. Stewart’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Abbott’s employment agreement and which are described above.

Potential Payments Upon Termination or Change-in-Control

Employment Agreements

In all of our employment agreements with our Named Executive Officers, if his or her employment is terminated other than for death, disability or cause prior to the expiration of the employment agreements, the following will be paid by the Company:

•                                except in the case of Messrs. Abbott and Georger, the greater of twelve months base salary or the remaining base salary for the remaining term of the employment agreement, paid in a lump sum and discounted at prime rates to present value at the time of payment;

•                                in the case of Mr. Abbott, twelve months base salary, paid in a lump sum and discounted at prime rate to present value at the time of payment;

•                                in the case of Mr. Georger, the lesser of twelve months base salary or the remaining base salary for the remaining term of the employment agreement, paid in a lump sum and discounted at prime rates to present value at the time of payment;

•                                pro rata bonus through the termination date;

•                                any amounts payable under the LTIP Agreements;

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

If a Named Executive Officer’s employment is terminated as a result of death, disability or for cause, the following will be paid by the Company:

•                                salary through the later of (i) expiration date of the 5 business days after the event which triggered the termination or (ii) end of the month in which the triggering event occurred;

•                                any amounts payable under the LTIP Agreements;

•                                vested ERISA benefits, such as those under the 401(k) plan; and

•                                benefits that may be required by law, such as those under COBRA.

LTIP Agreements

If an executive’s employment is terminated, other than by reason of death, disability or involuntary termination without cause, any outstanding unvested LTIP Award will terminate immediately and no payment will be made with respect to such Awards.

A pro rata percentage of any outstanding unvested LTIP Award will vest immediately and be settled upon termination by reason of involuntary termination without cause, if such termination occurs on or after January 1, 2010 (in the case of 2009 LTIP Agreement) or January 1, 2011 (in the case of 2010 LTIP Agreement), death or disability.  The pro rata percentage will be calculated by taking the number of days an executive was employed by the Company commencing with the date of LTIP Agreement divided by the total number of days, commencing with the date of the applicable LTIP Agreement and concluding with the applicable scheduled vesting dates set forth the applicable LTIP Agreement.

Summary of Potential Termination or Change-in-Control Payments

The table below reflects the dollar amount of compensation to each Named Executive Officer in the event of termination of such individual’s employment prior to the expiration of the employment agreements.  The amounts shown assume that the termination was effective December 31, 2009.

WILLIAM ABBOTT

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/09($)	Termination for Cause on 12/31/09($)	Involuntary Termination without Cause on 12/31/09($)	Retirement at “Normal Retirement Age” on 12/31/09($)	Disability on 12/31/09($)	Death on 12/31/09($)
Compensation:
Salary(1)	—	—	669,999	—	—	—
Bonus(2)	—	—	231,865	—	—	—
Incentives and Benefits:
LTIP(3)	—	—	—	—	87,938	87,938
Deferred Compensation Plan(4)	340,906	340,906	340,906	340,906	340,906	340,906
Life Insurance Benefits(5)	—	—	—	—	—	200,000
Unused Vacation and Personal Time Pay	88,905	88,905	88,905	88,905	88,905	88,905

JANICE AROUH

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/09($)	Termination for Cause on 12/31/09($)	Involuntary Termination without Cause on 12/31/09($)	Retirement at “Normal Retirement Age” on 12/31/09($)	Disability on 12/31/09($)	Death on 12/31/09($)
Compensation:
Salary(1)	—	—	412,000	—	—	—
Bonus(2)	—	—	62,839	—	—	—
Incentives and Benefits:
LTIP(3)	—	—	—	—	31,500	31,500
Deferred Compensation Plan(4)	—	—	—	—	—	—
Life Insurance Benefits(5)	—	—	—	—	—	200,000
Unused Vacation and Personal Time Pay	54,670	54,670	54,670	54,670	54,670	54,670

EDWARD GEORGER

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/09($)	Termination for Cause on 12/31/09($)	Involuntary Termination without Cause on 12/31/09($)	Retirement at “Normal Retirement Age” on 12/31/09($)	Disability on 12/31/09($)	Death on 12/31/09($)
Compensation:
Salary(1)	—	—	510,000	—	—	—
Bonus(2)	—	—	94,078	—	—	—
Incentives and Benefits:
LTIP(3)	—	—	—	—	28,021	28,021
Deferred Compensation Plan(4)	204,094	204,094	204,094	204,094	204,094	204,094
Life Insurance Benefits(5)	—	—	—	—	—	200,000
Unused Vacation and Personal Time Pay	66,312	66,312	66,312	66,312	66,312	66,312

CHARLES L. STANFORD

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/09($)	Termination for Cause on 12/31/09($)	Involuntary Termination without Cause on 12/31/09($)	Retirement at “Normal Retirement Age” on 12/31/09($)	Disability on 12/31/09($)	Death on 12/31/09($)
Compensation:
Salary(1)	—	—	519,819	—	—	—
Bonus(2)	—	—	78,374	—	—	—
Incentives and Benefits:
LTIP(3)	—	—	—	—	39,744	39,744
Deferred Compensation Plan(4)	—	—	—	—	—	—
Life Insurance Benefits(5)	—	—	—	—	—	200,000
Unused Vacation and Personal Time Pay	67,728	67,728	67,728	67,728	67,728	67,728

BRIAN C. STEWART

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/09($)	Termination for Cause on 12/31/09($)	Involuntary Termination without Cause on 12/31/09($)	Retirement at “Normal Retirement Age” on 12/31/09($)	Disability on 12/31/09($)	Death on 12/31/09($)
Compensation:
Salary(1)	—	—	416,000	—	—	—
Bonus(2)	—	—	64,163	—	—	—
Incentives and Benefits:
LTIP(3)	—	—	—	—	35,100	35,100
Deferred Compensation Plan(4)	299,685	299,685	299,685	299,685	299,685	299,685
Life Insurance Benefits(5)	—	—	—	—	—	200,000
Unused Vacation and Personal Time Pay	55,200	55,200	55,200	55,200	55,200	55,200

(1)	Twelve month base salary pursuant to the employment agreements.
(2)	Actual amount of bonus earned in 2009 and paid in 2010.
(3)	LTIP Awards which would have vested and settled pursuant to the 2009 LTIP Agreement.
(4)	Balance of deferred compensation plus accrued interest.
(5)	Proceeds payable to Named Executive Officer’s beneficiaries upon his or her death.

Director Compensation

We do not compensate directors who are employees of the Company or Hallmark Cards or their respective subsidiaries for serving on the Board or any of its committees.  Effective January 1, 2009, directors who are not employees of the Company or Hallmark Cards or their respective subsidiaries received the following for serving on the Company’s Board: (1) annual retainer of $40,000 and $1,000 per meeting for each extraordinary meeting or meeting in excess of the number of regularly scheduled meetings; (2)  additional annual retainer of $40,000 for Co-Chairman of the Board; (3) annual grant of RSUs valued at $45,000, which is based on the price of a share of the Company’s Class A Common Stock on the date of grant; (4) for chairman of the Audit Committee, an annual retainer $6,000; and (5) for chairman of each committee other than the Audit Committee, an annual retainer of $4,000.  Subject to continued membership on the Board of Crown as of each anniversary date of grant date, the RSUs will vest in equal one-third installments on each of the first, second and third anniversaries of the grant date.  Each RSU represented the right to receive one share of the Company’s Class A Common Stock or, in the discretion of the Compensation Committee, the cash equivalent to the fair market value of one share of the Company’s Class A Common Stock (calculated by taking the average of the stock price for the immediately preceding 14 business days).   Any outstanding unvested RSUs will vest immediately upon a director’s termination of membership on the Board by reason of death, disability or involuntary termination without cause upon a change in control.

Each director who serves on the Special Committee of the Board, the committee which was formed by the Board with authority to review, negotiate and, in its discretion, recommend to the Board that certain proposal dated May 28, 2009 in connection with the recapitalization of the Company, has received (1) a one-time retainer of $50,000; (2) $1,000 per meeting; and (3) $500 for each day (other than a day upon which a meeting of the Special Committee is held) on which such director devotes a significant part of his day to the affairs of the Special Committee.

All directors receive reimbursement of expenses incurred in connection with participation in Board meetings.

The table below summarizes the compensation paid by the Company to its directors who are not employees of the Company or Hallmark Cards or its subsidiaries for the fiscal year ended in December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards($) (1)	Option Awards($)	Non-Equity Incentive Plan Comp. ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings($)(2)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Cella	50,000	45,000	—	—	—	—	95,000
Glenn Curtis(3)	48,000	45,000	—	—	—	—	93,000
Herbert A. Granath	166,000	45,000	—	—	—	—	211,000
Irvine O. Hockaday, Jr.	43,000	45,000	—	—	7,760	—	95,760
A. Drue Jennings	133,500	45,000	—	—	—	—	178,500
Peter A. Lund	123,000	45,000	—	—	13,701	—	181,701

(1)                                  Represent the value of the RSUs granted in 2009, which is based on the price of a share of the Company’s Class A Common Stock on the date of grant.

(2)                                  Represents interest earned on deferred compensation.

(3)                                  Mr. Curtis transferred all of his board compensation to Liberty Media Corporation as a result of his appointment to the Board by Liberty Media Corporation.

Compensation Policies and Practices which may have Material Adverse Effect on the Company

After reviewing its compensation policies and practices, the Company has concluded that such policies and practices create an insignificant amount of risk, if any, that is reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2009, none of our executive officers served on the board or compensation committee of another company which had one of its executive officers serve as one of our directors or a member of our Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management.  Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Amendment No.1 to Annual Report on Form 10-K/A for the year ended December 31, 2009.

This report is submitted by the members of the Compensation Committee and the members of the Board for the fiscal year 2009.

THE COMPENSATION COMMITTEE:

Robert C. Bloss (Chairman)

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 1, 2010, with respect to beneficial ownership of our Class A Common Stock and Class B Common Stock, by each of the Named Executive Officers (defined above) employed by the Company at April 1, 2010, each director, each holder of more than 5% of either Class A or Class B Common Stock, and all current directors and executive officers as a group.

Except as indicated in the footnotes to this table, the persons named each have sole voting and investment power over the shares shown as owned by them.  The percentage of beneficial ownership is based on 74,117,654 shares of our Class A Common Stock and 30,670,422 shares of our Class B Common Stock outstanding as of April 1, 2010.

Amount of Nature of Beneficial Ownership(1)

	Class A Common Stock(2)	% of Class	Class B Common Stock	% of Class	% of Total Voting Power
Name and Address of Beneficial Owner 5% Stockholders:
H C Crown Corp.(3)(4) 2501 McGee Street, Kansas City, MO 64108	83,885,502	80.1%	30,670,422	100%	94.5%
Hallmark Entertainment Investments Co.(3)(4) 2501 McGee Street, Kansas City, MO 64108	83,817,071	80.0%	30,670,422	100%	94.5%
Liberty Media Corporation(3)(4)(5) 9197 South Peoria Street, Englewood, CO 80112	88,242,568	84.2%	30,670,422	100%	95.7%
National Interfaith Cable Coalition, Inc.(3)(4)(6) 74 Trinity Place, Suite 1550, New York, NY 10006	88,242,568	84.2%	30,670,422	100%	95.7%
J.P. Morgan Partners (BHCA), L.P.(3)(4) 390 Madison Avenue, New York, NY 10017	88,242,568	84.2%	30,670,422	100%	95.7%
The DIRECTV Group, Inc.(7) (formerly known as Hughes Electronics Corporation) 2230 E. Imperial Highway, El Segundo, CA 90245	5,360,202	7.2%	—	—	1.4%
S. Muoio & Co. LLC and Salvatore Muoio(8) 509 Madison Avenue, Suite 406, New York, NY 10022	4,255,376	5.7%	—	—	1.1%
Directors and Named Executive Officers:
William Abbott	0	*	—	—	*
Dwight C. Arn	0	*	—	—	*
Janice Arouh	0	*	—	—	*
Robert C. Bloss	0	*	—	—	*
William Cella	5,970	*	—	—	*
Glenn Curtis	0	*	—	—	*
Steve Doyal	1,500	*	—	—	*
Brian E. Gardner	0	*	—	—	*
Edward Georger	3,400	*	—	—	*
Herbert A. Granath	0	*	—	—	*
Donald J. Hall, Jr.(9)	83,888,002	80.1%	30,670,422	100%	94.5%
Irvine O. Hockaday, Jr.(10)	40,795	*	—	—	*
A. Drue Jennings	0	*	—	—	*
Peter A. Lund(11)	6,390	*	—	—	*
Brad R. Moore	0	*	—	—	*
Charles L. Stanford	12,750	*	—	—	*
Deanne R. Stedem	1,000	*	—	—	*
Brian C. Stewart	13,500	*	—	—	*
All directors and executive officers as a group (18 persons)	83,973,307	80.1%	30,670,422	100%	94.5%

*                                         The percentage of shares or voting power beneficially owned does not exceed 1% of the class.

(1)                                 Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship, or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days from April 1, 2010.  Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which the person has the right to acquire voting and/or investment power within 60 days.  The number of shares shown includes outstanding shares of common stock owned as of April 1, 2010 by the person indicated and shares underlying options owned by such person on April 1, 2010 that were exercisable within 60 days of that date.

(2)                                  Included under the column headed “Class A Common Stock” are the number of shares of Class A Common Stock that each stockholder would hold if all beneficially owned shares of Class B Common Stock were converted into shares of Class A Common Stock.

(3)                                  Based on a Schedule 13D/A filed on March 1, 2010, jointly by Hallmark, HEIC, HEH, HCC and H.A., Inc., who as of that date shared voting and dispositive power with respect to 30,670,422 shares of Class B Common Stock, which are convertible at the option of the holder into an equivalent number of shares of Class A Common Stock, and 53,146,649 shares of Class A Common Stock directly owned by HEIC.  HEIC is a majority owned subsidiary of HEH, and HEH and HCC are wholly-owned subsidiaries of Hallmark.  In addition to indirect ownership of shares owned by HEIC, HCC owns 68,431 shares of

Class A Common Stock directly.

(4)                                  On March 11, 2003, HEH, Liberty Crown and J.P. Morgan Partners contributed 100% of their Company shares in return for HEIC shares representing the following percentage interest in HEIC:  HEH, 83.4%; Liberty Crown, 11.2%; and J.P. Morgan Partners, 4.6%. In addition, VISN contributed 10% of its Company shares in return for HEIC shares representing an 0.8% interest in HEIC. Each of the HEIC stockholders entered into the stockholders agreement concerning HEIC and Crown shares. As a result, each of the above parties may be deemed to beneficially own Company shares held by HEIC described in note (3) above.

The total number of shares shown as beneficially owned by HEIC does not include 4,357,066 shares of Class A Common Stock we believe to be beneficially owned by VISN.  Beneficial ownership of these shares of Class A Common Stock has been disclaimed by the other HEIC stockholders.

Each of HEH and Liberty Crown has the right to nominate directors to the HEIC Board; and VISN is entitled to designate a non-voting observer to HEIC’s Board.  In addition, Liberty Crown has the right to nominate a director to the Company’s Board.  J.P. Morgan had the right to nominate a director on the Company’s Board and on the board of HEIC but has formally surrendered such nomination rights.  VISN also had the right to nominate a director on the Company’s Board but has relinquished such nomination rights.  Under the HEIC stockholders agreement, HEH directs the voting of the Company shares owned by HEIC.  Pursuant to the HEIC stockholders agreement, HEIC may not sell, pledge, distribute or transfer its Company common stock without the consent of Liberty Crown and J.P. Morgan Partners, except for mergers and other combinations approved in accordance with the Company stockholders agreement. This requirement terminates on the later of such date as each party (1) ceases to own beneficially at least 2.5% of the outstanding HEIC common stock and (2) ceases to own beneficially 75% of the HEIC stock owned by the party at March 11, 2003.

(5)                                  Based on a Schedule 13D/A filed on March 12, 2003 by Liberty Media Corporation and Liberty Crown.

(6)                                  The National Interfaith Cable Coalition, Inc. is a not-for-profit coalition of faith groups.  To our knowledge, NICC is governed by a board of sixteen trustees appointed by the major faith groups who are members of NICC.

(7)                                  Based on a Schedule 13G filed on February 5, 2010 by The DIRECTV Group, Inc.

(8)                                  Based on a Schedule 13D/A filed on March 2, 2010 by S. Muoio & Co. LLC.

(9)                                  Includes 2,500 shares of Class A Common Stock beneficially owned by Donald J. Hall, Jr.  Donald J. Hall, Jr., may also be deemed to be a beneficial owner of the shares beneficially owned by HEIC because Mr. Hall is a co-trustee of a voting trust which controls all of the voting securities of Hallmark and he is Vice Chairman of the board of directors, Chief Executive Officer and President of Hallmark. See note (2).  Mr. Hall disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(10)                            Includes 4,098 shares of Class A Common Stock underlying options that have vested.

(11)                            Consists of 6,390 shares of Class A Common Stock underlying options that have vested.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

The information required by this Item 12 is set forth in the Company’s Form 10-K Report previously filed on March 4, 2010 in Item 13 under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

On February 24, 2010, the Company executed a Letter of Credit/Guaranty Commitment (the “Guaranty”) with respect that certain Lease Agreement (the “Lease Agreement”) with 12700 Investments, Ltd. (“Landlord”) for the office space at 12700 Ventura Boulevard, Studio City, California.   The Landlord required that Crown Media United States, LLC (“CMUS”), the entity which executed the Lease Agreement, provide a letter of credit of $1.56 million securing certain obligations of CMUS.  Consequently, Hallmark Cards, Incorporated (“Hallmark”) has agreed to guarantee the issuer of such letter of credit against any loss thereon pursuant to the Guaranty.  As an inducement for Hallmark to issue the Guaranty, CMUS has agreed to pay Hallmark a fee which equals 0.75% per month of the outstanding letter of credit obligation.  Additionally, in the event that Hallmark is required to pay any amount under the Guaranty, CMUS must reimburse Hallmark for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark in connection with protecting its rights under the Guaranty.

DIRECTOR INDEPENDENCE

Board of Directors

Based on the Nasdaq Listing Standards, the Board has determined that the following directors are independent and have no relationship with the Company, except as directors of the Company: William Cella, Herbert A. Granath, A. Drue Jennings and Peter A. Lund.

Also based on the Nasdaq Listing Standards, the Board has determined that the following directors are not independent because they are employees of Hallmark Cards, the Company’s parent company: Dwight C. Arn, Robert C. Bloss, Steve Doyal, Brian E. Gardner, Donald J. Hall, Jr., Brad R. Moore and Deanne R. Stedem.  Furthermore, the Board has determined that (1) William Abbott is not independent because he is the President and Chief Executive Officer of the Company, (2) Glenn Curtis is not independent because he is an executive officer of Starz LLC, a subsidiary of Liberty Media Corporation which beneficially owns more than 5% of the Company’s Class A Common Stock and (3) Irvine O. Hockaday, Jr. is not independent because he has a family member employed by Hallmark Cards as an executive officer and possibly because of his positions in the past with Hallmark Cards.

The Board determined previously that two former directors who served during part of 2009 were not independent.  David E. Hall was not independent because he is an employee of Hallmark Cards, and Henry Schleiff was not independent because he was the President and Chief Executive Officer of the Company.

Audit Committee

Based on the Nasdaq Listing Standards, the Board has determined that all members of the Audit Committee are independent.

Compensation Committee

Based on the Nasdaq Listing Standards, the Board has determined that the following members of the Compensation Committee are not independent for the reasons stated above: Robert C. Bloss and Deanne R. Stedem.  Other members of the Compensation Committee are Herbert Granath and A. Drue Jennings.  David E. Hall, a former member of the Compensation Committee, was determined not to be independent for the reason stated above.

Nominating Committee

Based on the Nasdaq Listing Standards, the Board has determined that the following member of the Nominating Committee is not independent for the reason stated above: Brian E. Gardner.  Other members of the Nominating Committee are William Cella and Peter Lund.

Controlled-Company Exemption

HEIC holds Class A Common Stock and all of the Class B Common Stock, representing approximately 94.5% of the voting power of the Company.  Therefore, notwithstanding the disclosures made herein under “Director Independence”, the Board has determined that the Company is a “controlled company”, as that term is defined under the Nasdaq Listing Standards.  Consequently, the Company is exempt from independent director requirements of the Nasdaq Listing Standards, except for the requirements pertaining to the composition of the audit committee and the executive sessions of independent directors, with which the Company has been complying.  In 2009, all independent directors have met without management present after each regularly scheduled Audit Committee meeting, which meeting is held quarterly.

ITEM 14.  Principal Accountant Fees and Services

AUDIT FEES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2008 and 2009, and fees billed for other services rendered by KPMG LLC, our principal accountant in fiscal years 2008 and 2009:

	Fiscal Year
Type of Fee	2008	2009
Audit Fees(1)	$1,150,890	$951,469
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,150,890	$951,469

(1)          Audit Fees are principally for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and services rendered in connection with management’s assessment of internal controls over financial reporting and the related report in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(2)                                  Exhibits

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

April 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. ABBOTT	Director and Principal Executive Officer	April 30, 2010
William J. Abbott

/s/ BRIAN C. STEWART	Principal Financial and Accounting Officer	April 30, 2010
Brian C. Stewart

/s/ DWIGHT C. ARN	Director	April 30, 2010
Dwight C. Arn

/s/ ROBERT C. BLOSS	Director	April 30, 2010
Robert C. Bloss

/s/ WILLIAM CELLA	Director	April 30, 2010
William Cella

/s/ GLENN CURTIS	Director	April 30, 2010
Glenn Curtis

/s/ STEVE DOYAL	Director	April 30, 2010
Steve Doyal

/s/ BRIAN GARDNER	Director	April 30, 2010
Brian Gardner

/s/ HERBERT A. GRANATH	Director	April 30, 2010
Herbert A. Granath

/s/ DONALD J. HALL, JR.	Director	April 30, 2010
Donald J. Hall, Jr.

/s/ IRVINE O. HOCKADAY, JR.	Director	April 30, 2010
Irvine O. Hockaday, Jr.

/s/ A. DRUE JENNINGS	Director	April 30, 2010
A. Drue Jennings

/s/ PETER A. LUND	Director	April 30, 2010
Peter A. Lund

/s/ BRAD R. MOORE	Director	April 30, 2010
Brad R. Moore

/s/ DEANNE R. STEDEM	Director	April 30, 2010
Deanne R. Stedem