Form 10-Q
period 2010-03-31
CROWN MEDIA HOLDINGS INC
filed 2010-05-05
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 3, 2010, the number of shares of Class A Common Stock, $.01 par value outstanding was 74,117,654, and the number of shares of Class B Common Stock, $.01 par value, outstanding was 30,670,422.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of March 31,
	2009	2010

ASSETS

Cash and cash equivalents	$10,456	$16,615
Accounts receivable, less allowance for doubtful accounts of $476 and $229, respectively	68,817	64,040
Program license fees	106,825	104,258
Prepaid program license fees	1,778	12,974
Prepaid and other assets	2,271	2,238
Total current assets	190,147	200,125

Program license fees	178,332	168,643
Property and equipment, net	13,176	13,261
Goodwill	314,033	314,033
Prepaid and other assets	2,373	4,510
Total assets	$698,061	$700,572

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

(continued)

	As of December 31,	As of March 31,
	2009	2010

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$19,642	$18,102
Audience deficiency reserve liability	17,872	22,130
License fees payable	99,494	93,594
Payables to Hallmark Cards affiliates	23,745	28,499
Credit facility and interest payable	1,002	—
Notes and interest payable to Hallmark Cards affiliates	345,314	345,184
Company obligated mandatorily redeemable preferred interest	22,902	23,474
Total current liabilities	529,971	530,983

Accrued liabilities	24,484	22,978
License fees payable	82,881	73,652
Senior secured note to HC Crown, including accrued interest	758,755	778,012
Total liabilities	1,396,091	1,405,625
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 200,000,000 shares authorized; 74,117,654 shares issued and outstanding as of December 31, 2009, and March 31, 2010, respectively	741	741
Class B common stock, $.01 par value; 120,000,000 shares authorized; 30,670,422 shares issued and outstanding as of December 31, 2009, and March 31, 2010, respectively	307	307
Paid-in capital	1,456,788	1,452,089
Accumulated deficit	(2,155,866)	(2,158,190)
Total stockholders’ deficit	(698,030)	(705,053)
Total liabilities and stockholders’ deficit	$698,061	$700,572

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2010
Revenue:
Subscriber fees	$15,295	$16,994
Advertising	55,125	51,246
Advertising by Hallmark Cards	169	64
Other revenue	363	74
Total revenue, net	70,952	68,378
Cost of Services:
Programming costs
Hallmark affiliates	293	427
Non-affiliates	31,922	28,730
Contract termination	—	103
Other costs of services	4,012	2,594
Total cost of services	36,227	31,854
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	12,081	12,028
Marketing expense	4,775	973
Depreciation and amortization expense	483	383
Income from operations	17,386	23,140
Interest income	137	18
Interest expense	(24,974)	(25,482)
Net loss and comprehensive loss	$(7,451)	$(2,324)
Weighted average number of Class A and Class B shares outstanding, basic and diluted	104,788	104,788
Net loss per share, basic and diluted	$(0.07)	$(0.02)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,451)	$(2,324)
Adjustments to reconcile net loss to net cash (used in)provided by operating activities:
Depreciation and amortization	33,576	30,441
Accretion on company obligated mandatorily redeemable preferred interest	520	572
Provision for allowance for doubtful accounts	622	26
Loss on sale of fixed asset	—	2
Stock-based compensation (benefit)	(287)	76
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,452)	4,751
Additions to program license fees	(54,228)	(16,902)
Increase in prepaid and other assets	(2,735)	(14,058)
Increase (decrease) in accounts payable, accrued and other liabilities	(3,675)	1,347
Increase in interest payable	18,960	18,921
Increase (decrease) in license fees payable	17,699	(15,131)
Increase in payables to affiliates	66	50
Net cash (used in) provided by operating activities	(385)	7,771
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(81)	(426)
(Payments to) accretion on buyer of international business	(223)	29
Net cash used in investing activities	(304)	(397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility	12,391	—
Principal payments on the credit facility	(8,934)	(1,000)
Principal payments on capital lease obligations	(196)	(215)
Net cash provided by (used in) financing activities	3,261	(1,215)
Net increase in cash and cash equivalents	2,572	6,159
Cash and cash equivalents, beginning of period	2,714	10,456
Cash and cash equivalents, end of period	$5,286	$16,615

Supplemental disclosure of cash and non-cash activities:
Interest paid	$4,717	$5,354
Reduction of additional paid-in capital for obligation under tax sharing agreement	$2,800	$4,699

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2010

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its wholly-owned subsidiary, Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television channels (collectively the “Channels” or the “channels”) dedicated to high quality, entertainment programming for adults and families, in the United States. Significant investors in Crown Media Holdings include Hallmark Entertainment Investments Co. (“Hallmark Entertainment Investments”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”), the National Interfaith Cable Coalition, Inc. (“NICC”), the DIRECTV Group, Inc. and, indirectly through their investments in Hallmark Entertainment Investments, Liberty Media Corporation (“Liberty Media”) and J.P. Morgan Partners (BHCA), L. P. (“J.P. Morgan”).

The Company’s continuing operations are currently organized into one operating segment, the channels.

Recent Developments

Recapitalization of the Company

In the second quarter of 2009, the Company’s Board of Directors formed a Special Committee of three independent directors to review and consider a May 28, 2009 proposal from H C Crown Corp. (“HC Crown”) regarding a recapitalization of the amounts owed by the Company to HC Crown and its affiliates.  HC Crown is a wholly-owned subsidiary of Hallmark Cards.  On February 9, 2010, the Special Committee of the Board and HC Crown approved and executed a Recapitalization Term Sheet, representing non-binding terms of recapitalization transactions for the Company.  On February 26, 2010, the Company entered into the Master Recapitalization Agreement with Hallmark Cards, HC Crown and related entities that provides for the recapitalization transactions and the agreements described below (the “Recapitalization”).  The summary of the terms of the Recapitalization transactions is qualified entirely by reference to the agreements to which each summary description relates, each of which we have filed with the Securities and Exchange Commission (the “SEC”).

The Recapitalization transactions include, among other things, $315.0 million principal amount of the HC Crown Debt (as defined below) being restructured into new debt instruments, $185.0 million principal amount of the HC Crown Debt being converted into convertible preferred stock of the Company, Class B Common Stock being converted into Class A Common Stock with Class A Common Stock becoming the only authorized and outstanding common stock of the Company (the “Class A Common Stock”), and the balance of the HC Crown Debt being converted into shares of Class A Common Stock.  Upon execution of the Master Recapitalization Agreement, the automatic termination of the waiver under the existing Amended and Restated Waiver and Standby Purchase Agreement (the “Waiver Agreement”) with Hallmark Cards and HC Crown was extended until August 31, 2010; the Waiver Agreement defers payment dates on HC Crown Debt (excluding accounts payable).

“HC Crown Debt” means (i) the aggregate principal amount of all indebtedness owed to Hallmark Cards, HC Crown and their controlled affiliates, including accrued and unpaid interest thereon through the closing date, but excluding accrued but unpaid interest with respect to the 2001 Note, the 2005 Note and the 2006 Note; (b) all accounts payable and open intercompany accounts of the Company and its subsidiaries owed to HC Crown and Hallmark Cards and their controlled affiliates (other than the Company and its subsidiaries); and (c) any amounts due to Hallmark Cards or its affiliates under the Tax Sharing Agreement (as described below) through December 31, 2009; provided that for the avoidance of doubt the following shall not constitute HC Crown Debt:  (i) Reimbursement Obligations (as defined in the Master Recapitalization Agreement), (ii) Ordinary Course of Business Obligations (as defined in the Master Recapitalization Agreement), and (iii) any amounts due to Hallmark Cards or its affiliates under the Tax Sharing Agreement accruing on or after January 1, 2010.  “2001 Note” means the

Promissory Note, dated as of December 14, 2001, of the Company in the original principal amount of $75.0 million payable to HC Crown; “2005 Note” means the Promissory Note, dated as of October 1, 2005, of a wholly-owned subsidiary of the Company in the original principal amount of $132.8 million payable to HC Crown; and “2006 Note” means the Promissory Note, dated as of March 21, 2006, of the Company in the original principal amount of $70.4 million payable to HC Crown.

The Company estimates that the “Conversion Price” (as defined in the Master Recapitalization Agreement) will be $2.5969, and that if the Recapitalization transactions were to close on May 31, 2010, the Company would issue Preferred Stock and Class A Common Stock as follows:

• to HC Crown 185,000 shares of Preferred Stock with a liquidation preference of $1,000 per share and an initial estimated conversion price of $2.5969 (which is subject to future adjustments as provided in the Certificate of Designation), which shares would be convertible into an estimated 71,238,785 shares of Class A Common Stock at such Conversion Price;

• to HC Crown a number of shares of Class A Common Stock equal to the HC Crown Debt on the closing of the Recapitalization (the “Closing Date”) (which is expected to be approximately $1.2 billion) less $500.0 million divided by the estimated Conversion Price, or an estimated 252,451,757 shares of Class A Common Stock; and

• as a result of the mergers of each of Hallmark Entertainment Investments Co. and Hallmark Entertainment Holdings (“HEIC” and “HEH”) with and into the Company, to HC Crown, Liberty Crown, Inc., VISN Management Corp. and JP Morgan Partners (BHCA), L.P., in the aggregate, 83,817,071 shares of Class A Common Stock and will cancel 83,817,071 shares of the Company’s Class A and Class B Common Stock owned currently by HEIC.

The actual Conversion Price may differ from $2.5969 per share as a result of a number of factors, including the final determination of HC Crown Debt as of March 31, 2010. The actual number of shares of Class A Common Stock issued in exchange for HC Crown Debt may differ from the number stated above as a result of (a) an actual closing date other than May 31, 2010, (b) the final determination of HC Crown Debt as of the actual closing date, and (c) the difference, if any, in the actual Conversion Price and the estimated Conversion Price of $2.5969 per share.

Immediately following the Recapitalization transactions, assuming a closing date of May 31, 2010, and based on the assumptions set forth above, HC Crown will hold an estimated 322,449,413 shares of Class A Common Stock (including shares of Class A Common Stock currently held directly by HC Crown, but excluding shares of Class A Common Stock issuable upon conversion of the Preferred Stock).

Other aspects of the Recapitalization concern: a credit agreement for the new debt; an amendment to the Tax Sharing Agreement with Hallmark Cards; a registration rights agreement; efforts to extend or replace the Company’s revolving line of credit; Hallmark Cards’ willingness to guarantee $30.0 million of a revolving line of credit; a standstill agreement of Hallmark entities pursuant to which such entities agree not to acquire, through December 31, 2013, additional shares of Class A Common Stock of the Company, subject to certain exceptions, and agree to certain restrictions on their ability to sell or transfer shares of Class A Common Stock of the Company until December 31, 2013 and, subject to lesser restrictions, until December 31, 2020; and authority to implement a reverse stock split if recommended by a committee of disinterested, independent directors.

Each of the Company (subject to approval by the Special Committee) and HC Crown has the right to terminate the Master Recapitalization Agreement at any time after the later of (x) June 30, 2010 and (y) 45 days following receipt of notice that the information statement filed by the Company will not be reviewed by the SEC or that the SEC staff has no further comments thereon, if the Recapitalization has not been consummated prior to that date.  Even if there were such a termination, the Waiver Agreement will continue to provide that the automatic termination date of the waiver will extend to August 31, 2010.  The closing of the Recapitalization is subject to a number of conditions, including, among other things, (a) representations and warranties of the Company being accurate, (b) there being no injunction or action by any court or other governmental entity preventing the consummation of the Recapitalization transactions which has not been vacated, dismissed or withdrawn prior to the completion of the Recapitalization transactions, (c) the Company’s obtaining a revolving credit agreement of at least $30.0 million and a term of at least 360 days from the closing, (d) Hallmark Cards not having delivered a notice that Hallmark Cards, in its sole discretion (but after consultation with legal counsel), shall have determined that the status of any pending or threatened litigation (including, without limitation, the action styled S. Muoio & Co. LLC v. Abbott et al, C.A. No. 4729-CC (Del. Ch.)) or regulatory proceeding relating to the Recapitalization transactions is unsatisfactory to Hallmark Cards and (e) the satisfaction or waiver of the conditions to the effectiveness of the new credit agreement.

If the Recapitalization has not been consummated by August 31, 2010, the Waiver Agreement would terminate automatically with the effect that approximately $1.2 billion of the HC Crown Debt which would be otherwise restructured in the Recapitalization would become due and payable.

Hallmark Cards and the Company are working with a major bank on the extension of the Company’s revolving credit facility. However, there can be no assurance that the Company will obtain such an extension or a new revolving credit facility, either in a form satisfactory for the requirements of the Master Recapitalization Agreement or prior to the dates on which the Master Recapitalization Agreement can be terminated by a party. See Note 11 for information regarding a pending lawsuit on the Recapitalization in which the plaintiff objects to the Recapitalization.  So long as any litigation or regulatory proceeding is threatened or pending, Hallmark can unilaterally prevent the consummation of the Recapitalization by virtue of the closing conditions in the Master Recapitalization Agreement.

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

If the Recapitalization is consummated, the Hallmark parties will own, excluding the shares of Class A Common Stock that would be received upon conversion of the preferred stock, at least 90.1% of the sum of the outstanding common stock of the Company and shares subject to outstanding options (there being outstanding options for the issuance of up to 85,813 shares of Class A Common Stock as of March 31, 2010).  Certain aspects of the Recapitalization require stockholder approval.  Hallmark Entertainment Holdings, Inc. (“HEH”) and certain Hallmark Cards affiliates as direct or indirect owners of a more than a majority of the Company’s voting stock have provided in the Master Recapitalization Agreement, or will provide, their written consents as stockholders to these matters in lieu of holding a meeting of the Company’s stockholders.  No vote of other stockholders will be requested or required.  The closing of the Recapitalization cannot occur until 20 calendar days after an information statement required by regulations of the SEC is sent to the stockholders of the Company, or if such information statement is furnished by sending a Notice of Internet Availability, until 40 calendar days after such notice is sent to the stockholders of the Company.   Pursuant to the Master Recapitalization Agreement, the Company filed the preliminary information statement with the SEC on March 29, 2010.

Additional information about the Recapitalization is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including in Note 1 to the Consolidated Financial Statements in that Report.

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

With respect to The Martha Stewart Show, the agreement constitutes a collaborative arrangement for accounting purposes.  The Company will provide broadcast time and be responsible for most advertising sales activities except product integration.  Martha Stewart Living will produce the program content at its sole expense for which it will be entitled to receive 100% of all related advertising revenue until it has recovered its direct production, delivery and reasonably allocated overhead costs, the sum of which shall not exceed $25.0 million, representing its production, delivery and allocated overhead costs per broadcast season, subject to 10% escalations per season.  Martha Stewart Living may then additionally recover certain equipment acquisition costs not to exceed $750,000 per season.  Subsequent advertising revenue, if any, in the same season will be allocated 90%/10% in favor of the

Company until the Company has recovered $10.0 million, subject to 8% escalations per season.  Thereafter, in the same season, advertising revenue, if any, will be allocated 50%/50%.  After the initial broadcast season, renewals for up to two additional seasons are generally at the option of Martha Stewart Living. The Company’s commitments for the other program content require the payment of program license fees and, in some cases, equal sharing of advertising revenue only after the Company has recovered such costs along with a reasonable value for airtime.

In March 2010, the Company acquired an exclusive license for domestic television rights to extensive lifestyle programming from the library of Martha Stewart Living. The content will be used in various dayparts to introduce home and lifestyle programming to Hallmark Channel viewers.  Hallmark Channel’s lineup with this programming includes episodes from the library programs “From Martha’s Kitchen,” “From Martha’s Home” and “From Martha’s Garden.”  Other titles in the library, but not yet scheduled, are “Petkeeping with Marc Morrone,” early seasons of “Everyday Food,” “Martha Stewart Living” and assorted specials.

Liquidity

As of March 31, 2010, the Company had $16.6 million in cash and cash equivalents on hand and $30.0 million of borrowing capacity under the bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates.  The Company’s management anticipates that the principal uses of cash up to August 31, 2010, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, costs incurred in connection with the Recapitalization, interest and repayment of principal under the bank credit facility and interest of approximately $15.0 million to $18.0 million due under certain notes to Hallmark Cards affiliates from January 1 through August 31, 2010.  The amounts outstanding under the bank credit agreement and those notes to Hallmark affiliates are due August 31, 2010, as discussed below.

The Company generated positive cash flows from operating activities for the year ended December 31, 2009, and the three months ended March 31, 2010.  As indicated below, there can be no assurance that the Company’s operating activities will generate positive cash flow in future periods.

Another significant aspect of the Company’s liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries. Under the Waiver Agreement, the deferred payments under such obligations are extended to August 31, 2010.  These obligations comprised $345.2 million at March 31, 2010.  An additional $778.0 million (10.25% Senior Secured Note) of principal and interest outstanding at March 31, 2010, payable to a Hallmark Cards’ affiliate in August 2011, is also subject to the Waiver Agreement until August 31, 2010.  Interest amounts related to the 10.25% note will be added to principal through August 5, 2010.  The deferral of payments under the Waiver Agreement terminates on August 31, 2010.  Hallmark Cards and its affiliates have no obligation, and have stated an intention not to extend this waiver termination date. The note purchase agreement for the senior note provides that if there is an event of default with respect to any other indebtedness in excess of $5.0 million, the accreted value and any accrued and unpaid interest on the senior note would become due and payable.

At March 31, 2010, the Company had no liability under the credit facility. The Company’s ability to pay amounts outstanding under the bank credit facility on the maturity date is highly dependent upon its ability to generate sufficient, timely cash flow from operations between January 1 and the earlier of August 31, 2010, or the date on which the Recapitalization is consummated.  There is uncertainty regarding the Company’s future advertising revenues, so it is possible that cash flows may be less than the expectations of the Company’s management.

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

As discussed above, the Company has entered into the Master Recapitalization Agreement for the Recapitalization transactions, including the exchange of existing debt owed to H C Crown Corp. for new debt, preferred stock and common stock.  It is a condition of the Recapitalization that the Company have obtained a revolving credit facility from a third-party lender, guaranteed by Hallmark Cards or one of its affiliates, with a term of not less than 360 days of the closing date of the Recapitalization, with the availability of at least $30.0 million and on other terms and conditions reasonably acceptable to the Company.  If the Recapitalization is closed as contemplated at this time, the Company believes that cash on hand, cash generated by operations and borrowing availability under the contemplated revolving credit facility will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs until at least March 31, 2011.

Also, as discussed above, the form of credit agreement with HC Crown and other Hallmark Card affiliates in the Recapitalization requires that, prior to closing of the credit agreement, the Company establish the NICC Reserve Account in the Company’s name for amounts that the Company may choose as a sinking fund with respect to the $25.0 million payable by December 31, 2010, for the redemption of the preferred interest in Crown Media United States.  The preferred interest is held by VISN Management Corp. (“VISN”), a wholly-owned subsidiary of NICC.  At no time may the amounts in the NICC Reserve Account exceed $25.0 million.  In order to redeem the preferred interest, the Company may need to borrow up to $25.0 million under the bank credit facility.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber and advertising revenue at or near the amount of such revenue for the year ended December 31, 2009, and consummation of the Recapitalization. A significant decline in the popularity of the Channels, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.

The closing of the Recapitalization is subject to a number of conditions, including, among other things, (a) representations and warranties of the Company being accurate, (b) there being no injunction or action by any court or other governmental entity preventing the consummation of the Recapitalization transactions which has not been vacated, dismissed or withdrawn prior to the completion of the Recapitalization transactions, (c) the Company’s obtaining a revolving credit agreement of at least $30.0 million and a term of at least 360 days from the closing, (d) Hallmark Cards not having delivered a notice that Hallmark Cards, in its sole discretion (but after consultation with legal counsel), shall have determined that the status of any pending or threatened litigation (including, without limitation, the action styled S. Muoio & Co. LLC v. Abbott et al, C.A. No. 4729-CC (Del. Ch.)) or regulatory proceeding relating to the Recapitalization transactions is unsatisfactory to Hallmark Cards and (e) the satisfaction or waiver of the conditions to the effectiveness of the new credit agreement.  If for any reason the Recapitalization is not consummated, the Company would be unable to meet its obligations which become due on August 31, 2010, which provides substantial doubt about the Company’s ability to continue as a going concern.  In addition, it is unlikely that the Company could obtain, without a guarantee or other support of Hallmark Cards, other equity or debt financing prior to August 31, 2010 in order to replace or refinance obligations becoming due on that date.  This is the view of the special committee which considered and negotiated the Recapitalization.  Accordingly, the Company believes the ability of the Company to continue its operations depends upon completion of the Recapitalization.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Crown Media Holdings and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in accordance with generally accepted accounting principles requires the consideration of events or transactions that occur after the balance sheet date but before the financial statements are issued. Depending on the nature of the subsequent event, financial statement recognition or disclosure of the subsequent event is required.  Subsequent events have been evaluated.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the collectability of accounts receivable, the valuation of goodwill, intangible assets, and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $622,000 and $26,000 for the three months ended March 31, 2009 and 2010, respectively.

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

The Company does not have balance sheet items carried at fair value on a recurring basis such as derivative financial instruments which are valued primarily based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Significant balance sheet items which are subject to non-recurring fair value measurements consist of impairment valuations of goodwill and property and equipment. The standard has not had a significant impact on the determination of fair value related to non-financial assets and non-financial liabilities in 2010.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options. Approximately 341,000 and 86,000 stock options for the three months ended March 31, 2009 and 2010, respectively, have been excluded from the calculations of earnings per share because their effect would have been antidilutive.

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

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended March 31, 2009 and 2010, and together accounted for a total of 76% and 73% of consolidated subscriber revenue during the three months ended March 31, 2009 and 2010, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended March 31, 2009 and 2010, respectively, and together accounted for 62% and 60% of our subscribers during the three months ended March 31, 2009 and 2010, respectively.

Four of our programming content providers each accounted for more than 10% of our total license fee payable for both the three months ended March 31, 2009 and 2010, and together accounted for a total of 77% and 74% of the consolidated programming liability, respectively.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (ASC Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance for fiscal years beginning on or after June 15, 2010, prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Health Care Reform

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax incentives to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. Some of the more significant changes, including the requirement that individuals obtain coverage, do not become effective until 2014 or later. It is too early to fully understand the impacts of the legislation on our business.

3. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of March 31,
	2009	2010
	(In thousands)
Program license fees — non-affiliates	$597,206	$589,568
Program license fees — Hallmark Cards affiliates	12,668	13,768
Program license fees, at cost	609,874	603,336
Accumulated amortization	(324,717)	(330,435)
Program license fees, net	$285,157	$272,901

At December 31, 2009, and March 31, 2010, $1.8 million and $13.0 million, respectively, of program license fees were included in prepaid and other assets on the accompanying condensed consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the respective license periods.

License fees payable are comprised of the following:

	As of December 31,	As of March 31,
	2009	2010
	(In thousands)
License fees payable — non-affiliates	$171,966	$156,053
License fees payable — Hallmark Cards affiliates	10,409	11,193
Total license fees payable	182,375	167,246
Less current maturities	(99,494)	(93,594)
Long-term license fees payable	$82,881	$73,652

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  During the three months ended March 31, 2010, such changes in estimates resulted in additional amortization of program license fees of $227,000; the Company made no such changes in estimates during the three months ended March 31, 2009.

4. Credit Facility

By Amendment No. 16 on March 2, 2010, to the credit agreement with JPMorgan Chase Bank, the maturity date of the bank credit facility was extended to August 31, 2010.  Additionally, in connection with Recapitalization agreements, the Company and the Bank set the maximum amount that could be borrowed under the bank credit facility at $30.0 million.

The facility is guaranteed by Hallmark Cards and the Company’s subsidiaries and is secured by all tangible and intangible property of Crown Media Holdings and its subsidiaries. Interest on the credit facility is the Eurodollar rate plus 2.25% or the alternate base rate plus 1.25%.  The Company’s ability to borrow additional amounts under the credit facility is not otherwise limited or restricted.

At December 31, 2009, and March 31, 2010, the Company had outstanding borrowings of $1.0 million and $0, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2009, all of the outstanding balance bore interest at the Eurodollar rate (2.49% weighted average rate at December 31, 2009). Interest expense on borrowings under the credit facility for each of the three months ended March 31, 2009 and 2010, was $108,000 and $4,000, respectively.

Covenants

The credit facility, as amended, contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants at March 31, 2010.

5. Related Party Long-Term Obligations

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

•                                          Note and interest payable to HC Crown, dated December 14, 2001, in the original principal amount of $75.0 million, payable to HC Crown. (Total amount outstanding at December 31, 2009, and March 31, 2010, including accrued interest was $110.0 million and $110.0 million, respectively. See Note and Interest Payable to HC Crown below.)

•                                          $70.0 million note and interest payable to Hallmark Cards affiliate, dated as of March 21, 2006. (Total amount outstanding at both December 31, 2009, and March 31, 2010, including accrued interest was $62.8 million. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•                                          10.25% senior secured note, dated August 5, 2003, in the initial accreted value of $400.0 million, payable to HC Crown.  (Total amount outstanding at December 31, 2009, and March 31, 2010, including accrued interest was $758.8 million and $778.0 million, respectively. See Senior Secured Note below.)

•                                          Note and interest payable to Hallmark Cards affiliate, dated as of October 1, 2005, in the principal amount of $132.8 million. (Total amount outstanding at December 31, 2009, and March 31, 2010, including accrued interest was $172.4 million and $172.3 million, respectively. See Note and Interest Payable to Hallmark Cards Affiliate below.)

•                                          All obligations of the Company under the bank credit facility by virtue of Hallmark Cards’ deemed purchase of participations in all of the obligations under a guarantee which Hallmark Cards has given in support of the facility or the purchase by Hallmark Cards of all these obligations pursuant to the bank credit facility.

•                                          Any and all amounts due and owing to Hallmark Cards pursuant to the Tax Sharing Agreement (Total amount outstanding at December 31, 2009, and March 31, 2010, was $8.5 million and $13.2 million, respectively.).

Interest will continue to accrue on these obligations during the Waiver Period and is payable as indicated above.  The Waiver Agreement also contains certain covenants, including but not limited to (1) the Company’s covenant not to take any action (including the issuance of new stock or options) that would prohibit the Company from being included as a member of Hallmark Cards consolidated federal tax group, (2) compliance with obligations in the loan documents for the bank credit facility and (3) commercially reasonable efforts to refinance the obligations subject to the Waiver Period.  Pursuant to the Waiver Agreement, the Company must make prepayments on the outstanding debt from 100% of any “Excess Cash Flow” during the Waiver Period.  There was Excess Cash Flow of $7.7 million for the year ended December 31, 2009, of which $4.6 million of interest on the 2001, 2005 and 2006 Notes was remitted to a Hallmark Cards’ affiliate on January 5, 2010. Pursuant to the Master Recapitalization Agreement, we have not made payments representing the remaining amounts of Excess Cash Flow for 2009.  Payment continues to be deferred under the extension of the Waiver Agreement. There was Excess Cash Flow of $11.9 million for the three months ended March 31, 2010, of which $4.5 million of interest on the 2001, 2005 and 2006 Notes was remitted to a Hallmark Cards’ affiliate on April 2, 2010. Pursuant to the Master Recapitalization Agreement, we have not made payments representing the remaining amounts of Excess Cash Flow for 2010.

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

Hallmark Guarantee; Interest and Fee Reductions

Hallmark Cards has provided to the lending bank under the credit facility the Hallmark Cards facility guarantee.  The guarantee is unconditional for obligations of the Company under the bank credit facility.  If any payment is made on the guarantee, it will be treated as a purchase of the lending bank’s interest in the credit facility. Prior to April 2009, Hallmark Cards’ credit support for the Company’s bank credit facility consisted of supplying a letter of credit.

The above mentioned credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards.  On April 1, 2009, the interest rate and commitment fees under the renewed credit facility increased and we began paying Hallmark Cards a smaller reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%. Commitment fee expense for the three months ended March 31, 2009 and 2010, was $12,000 and $15,000, respectively.

Senior Secured Note

In August 2003, the Company issued a senior note to HC Crown for $400.0 million. In accordance with the Waiver Agreement, cash payments for interest will not be required until February 5, 2011 (which is the first payment date after August 31, 2010). The principal amount of the senior secured note accretes at 10.25% per annum, compounding semi-annually, to August 5, 2010.  From that date, interest at 10.25% per annum is scheduled to be payable semi-annually in arrears on the accreted value of the senior note to HC Crown on February 5, 2011, and upon maturity on August 5, 2011. The senior note is pre-payable without penalty. At December 31, 2009, and March 31, 2010, $758.8 million and $778.0 million, respectively, of principal and interest were included in the senior note payable in the accompanying consolidated balance sheets. The note purchase agreement for the senior note provides that if there is an event of default with respect to any other indebtedness in excess of $5.0 million, the accreted value and any accrued and unpaid interest on the senior note would become due and payable. Further, the note purchase agreement contains certain restrictive covenants which, among other things, prevent the Company from incurring any additional indebtedness, purchasing or otherwise acquiring shares of the Company’s stock, investing in other parties and incurring liens on the Company’s assets.  As a fee for the issuance of the note, the Company paid $3.0 million to HC Crown, which was initially capitalized and is being amortized as additional interest expense over the term of the note payable.

Note and Interest Payable to HC Crown

On December 14, 2001, the Company executed a $75.0 million promissory note with HC Crown.  Pursuant to the Waiver Agreement, the note is payable in full on August 31, 2010 (although the maturity date of the note is December 31, 2009). Interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. This note is subordinate to the bank credit facility. The rate of interest under this note is currently LIBOR plus 5% per annum (5.29% and 5.25% at December 31, 2009, and March 31, 2010, respectively). At December 31, 2009, and March 31, 2010, $108.6 million, is reported as note payable to Hallmark Cards affiliate and $1.5 million and $1.4 million, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. Interest of $6.3 million was paid in 2009, interest of $1.5 million was paid on January 5, 2010, and interest of $1.4 million was paid on April 2, 2010.

Note and Interest Payable to Hallmark Cards Affiliate

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to Hallmark affiliates to a promissory note.  The rate of interest under this note is currently LIBOR plus 5% per annum (5.29% and 5.25% at December 31, 2009, and March 31, 2010, respectively). Pursuant to the Waiver Agreement, the promissory note is payable in full on August 31, 2010 (although the maturity date of the note is December 31, 2009).  Interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2009, and March 31, 2010, $170.1 million is reported as note payable to Hallmark Cards affiliate and $2.3 million and $2.2 million, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. Interest of $9.8 million was paid in 2009, interest of $2.3 million was paid on January 5, 2010, and interest of $2.2 million was paid on April 2, 2010.

Note and Interest Payable to Hallmark Cards Affiliate

On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note. The rate of interest under this note is currently LIBOR plus 5% per annum (5.29% and 5.25% at December 31, 2009, and March 31, 2010, respectively). Pursuant to the Waiver Agreement, the promissory note is payable in full on August 31, 2010 (although the maturity date of the note is December 31, 2009). Interest is payable in cash, quarterly in arrears five days after the end of each calendar quarter. At December 31, 2009, and March 31, 2010, $62.0 million is reported as note payable to Hallmark Cards affiliates and $838,000 and $814,000, respectively, are reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. Interest of $3.6 million was paid in 2009, interest of $838,000 was paid on January 5, 2010, and interest of $814,000 was paid on April 2, 2010.

Interest Paid to HC Crown

Interest expense paid to HC Crown in connection with the credit facility was $148,000 for the three months ended March 31, 2009, and $1,000 for the three months ended March 31, 2010.

Related Party Long-Term Obligations

The aggregate maturities of related party long-term debt for each of the five years subsequent to March 31, 2010, are as follows:

	Payments Due by Period
	Total	2010	2011	2012	2013	2014
	(In thousands)
Note and interest payable to HC Crown, with principal deferred until August 31, 2010	$110,021	$110,021	$—	$—	$—	$—
10.25 % Senior secured note to HC Crown, including accrued interest, due August 5, 2011	778,012	—	778,012	—	—	—
Note and interest payable to Hallmark Cards affiliate with principal deferred until August 31, 2010	172,342	172,342	—	—	—	—
Note and interest payable to Hallmark Cards affiliate with principal deferred until August 31, 2010	62,821	62,821	—	—	—	—

	$1,123,196	$345,184	$778,012	$—	$—	$—

6. Related Party Transactions

Recapitalization Proposal

See “Recapitalization” in Note 1 for information regarding the proposed Recapitalization of outstanding debt obligations owed to affiliates of Hallmark Cards.

Tax Sharing Agreement

Overview

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “tax sharing agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return.  Accordingly, Hallmark Cards has benefited from subsequent tax losses and may benefit from future federal tax losses, which may be generated by Crown Media Holdings.  Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return.  These benefits are estimated and paid 75% in cash on a quarterly basis and the balance is to be applied against any future tax liabilities of Crown Media Holdings.  A final true-up calculation is completed within 15 days after Hallmark Cards files its consolidated federal income tax return for the year.  Pursuant to the true-up calculation, Crown Media Holdings is obligated to reimburse Hallmark Cards the amount that any estimated payments have exceeded the actual benefit realized by Hallmark Cards and Hallmark Cards is obligated to pay Crown Media Holdings the amount that any actual benefit exceeds the estimated payments.  Under the tax sharing agreement, at Hallmark Cards’ option, the non-interest bearing balance of the 25% in federal tax benefits may be applied as an offset against any amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. Pursuant to the amendment to the tax sharing agreement in August 2003, the benefit that would otherwise result from interest accrued on the 10.25% senior secured note will not be available to the Company until such interest is paid in cash.

The Company owed Hallmark Cards $8.5 million under the Tax Sharing Agreement during 2009. The Company owed $4.7 million under the Tax Sharing Agreement for the three months ended March 31, 2010. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as additions to paid-in capital in the accompanying consolidated statements of stockholders’ deficit. Any amounts owed or payments made to Hallmark Cards to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as reductions to paid-in capital in the accompanying consolidated statements of stockholders’ deficit.

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, and cash management services and real estate consulting services.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards’ services were $455,000 for 2009 and are scheduled to be $387,000 for 2010. The Company has timely paid and will continue to timely pay the monthly amounts due in 2009 and 2010.  Expense for the three months ended March 31, 2009 and 2010, was $114,000 and $97,000, respectively.

At December 31, 2009, and March 31, 2010, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $15.2 million and $15.3 million, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. For the year ended December 31, 2009, and March 31, 2010, out-of-pocket expenses and third party fees were $420,000 and $50,000, respectively.

Guarantees with Hallmark Cards

On February 24, 2010, the Company executed a Letter of Credit/Guaranty Commitment (the “Guaranty”) with respect that certain Lease Agreement (the “Lease Agreement”) with 12700 Investments, Ltd. (“Landlord”) for the office space at 12700 Ventura Boulevard, Studio City, California.   The Landlord required that Crown Media United States, the entity which executed the Lease Agreement, provide a letter of credit of $1.6 million securing certain obligations of Crown Media United States.  Consequently, Hallmark Cards has agreed to guarantee the issuer of such letter of credit against any loss thereon pursuant to the Guaranty. As an inducement for Hallmark to issue the Guaranty, Crown Media United States has agreed to pay Hallmark Cards a fee which equals 0.75% per annum of the outstanding letter of credit obligation.  Additionally, in the event that Hallmark Cards is required to pay any amount under the Guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the Guaranty.

On September 2, 2008, Hallmark Cards issued a guaranty (the “Guaranty”) for the benefit of Crown Media United States, which guaranty pertains to that certain Lease Agreement (the “Lease Agreement”) with Paramount Group, Inc. (“Landlord”) for the office space at 1325 Avenue of the Americas, New York, New York.  As a condition to executing the Lease Agreement, the Landlord required Hallmark to guaranty all obligations of Crown Media United States under the Lease Agreement.  As an inducement for Hallmark Cards to issue the Guaranty, Crown Media United States has paid Hallmark Cards a fee which equals 0.28% per annum of the outstanding obligation under the Lease Agreement. Additionally, in the event that Hallmark Cards is required to pay any amount under the Guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the Guaranty.

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

During the three months ended March 31, 2009 and 2010, Crown Media United States paid NICC $4.5 million and $2.8 million, respectively, related to the company agreement as amended.

8. Share-Based Compensation

Approximately 200,000 stock options expired, without being exercised, in August 2009 following the resignation of one of the Company’s executives in May 2009. Such options were fully vested at the time of resignation.

The Company recorded $171,000 of compensation benefit and $76,000 of compensation expense  associated with the employment and performance restricted stock units (RSUs) during the three months ended March 31, 2009 and 2010, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

As of December 31, 2009, and March 31, 2010, there was no unrecognized compensation cost, related to non-vested stock options granted to the Company’s employees. The closing price of a share of the Company’s common stock was $1.45 on December 31, 2009, and $1.92 on March 31, 2010, which is used to calculate the RSU liability. As of December 31, 2009, and March 31, 2010, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company’s employees, in the amount of $190,000 and $200,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

The Company issued cash settlements related to the RSUs of $1.5 million during the year ended December 31, 2009, and $0 during the three months ended March 31, 2010.

In May 2009, the then CEO terminated his employment and his share appreciation rights (“SARs”) were forfeited at that time. The Company recorded $116,000 in compensation benefit related to SARs for the three months ended March 31, 2009, on our condensed consolidated statement of operations as a component of selling, general and administrative expense.  The SARs were recorded as a liability until termination.

9.  Resignation Agreements, Long Term Incentive Plan and Employee Terminations

Resignation Agreements

The individual then serving as the Company’s chief executive officer resigned May 31, 2009.  Pursuant to the resignation agreement, in June 2009 the Company paid this individual $2.5 million, an amount representing the present value of the salary and bonus that otherwise would have been paid to him from June 1, 2009 through October 2, 2010, the scheduled expiration of his employment contract.  The Company is obligated to provide him office space, an assistant and payment of COBRA insurance benefits for periods that expire at various times through May 31, 2010. These expenses were recorded as selling, general and administrative expense in the second quarter of 2009.

The Executive Vice President of Programming resigned from his position effective May 31, 2009. The executive received continued payment of the regular installments of his salary through December 31, 2009 ($523,000) and received his salary through May 31, 2010, in one lump sum paid on January 15, 2010 ($347,000). He also received a payment of a pro-rated annual bonus of approximately $14,000, determined by the Company, for the 2009 calendar year for the period up to the resignation date.  These expenses were recorded as other operating costs in the second quarter of 2009.

Long Term Incentive Compensation Agreements

In the second quarter of 2009, the Company granted Long Term Incentive Compensation Agreements (“LTI Agreements”) to each vice president, senior vice president and executive vice president of the Company.  The target award under each LTI Agreements is a percentage of the employee’s base salary and range from $26,000 to $469,000.  Of each award, 50% is an Employment Award and 50% is a Performance Award.  The Employment Award will vest and be settled in cash on August 31, 2011, subject to earlier pro rata settlement as provided in the LTI Agreement.  The Performance Award will vest and be settled in cash 50% on December 31, 2010, and 50% on December 31, 2011, in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2010, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

In the first quarter of 2010, the Company granted LTI Agreements to each vice president, senior vice president and executive vice president of the Company.  The target award under each LTI Agreements is a percentage of the employee’s base salary and range from $25,000 to $332,000.  Of each award, 50% is an Employment Award and 50% is a Performance Award.  The Employment Award will vest on August 31, 2012, and be settled in cash within 30 days thereafter, subject to earlier pro rata settlement as provided in the LTI Agreement.  The Performance Award will vest on December 31, 2012, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2012, but by no later than March 15, 2013. Vesting of the Performance Award  will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2011, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

The Company recorded $207,000 and $428,000 of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the three months ended March 31, 2009 and 2010,  related to these agreements. Additionally, the $540,000 and $968,000 liability for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at December 31, 2009, and March 31, 2010.

10. Fair Value

The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments at December 31, 2009, and March 31, 2010.

	December 31, 2009		March 31, 2010
	Carrying	Significant Unobservable Inputs (Level 3) Fair	Carrying	Significant Unobservable Inputs (Level 3) Fair
	Amount	Value	Amount	Value
	(In thousands)

Senior secured note to HC Crown, including accrued interest	$758,755	$641,635	$778,012	$666,756
Note and interest payable to HC Crown	110,062	93,074	110,021	94,288
Note and interest payable to Hallmark Cards Affiliate	62,845	53,144	62,821	53,838
Note and interest payable to Hallmark Cards Affiliate	172,407	145,795	172,342	147,697
Company obligated mandatorily redeemable preferred interest	22,902	19,800	23,474	20,900

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

The carrying amounts shown in the table are included on the accompanying consolidated balance sheets under the indicated captions. The valuation of the Company obligated mandatorily redeemable preferred interest is based on the preferred liquidation preference being payable in full on December 31, 2010.

Since June 30, 2009, the Company has estimated the fair value of its debt to Hallmark Cards affiliates on a quarterly basis.  The Company (i) utilized the public company guideline method (which attempts to value the business by identifying and selecting publicly-traded companies with financial and operating characteristics similar to our Company and applying valuation multiples to our Company) as a market-based approach and (ii) a discounted future cash flows method (which applies a discount rate to earnings projections for a period of years) to value the Company’s total invested capital.  The Company then used a 75% weighting on the public company guideline method and a 25% weighting on the discounted future cash flows method.

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

Estimates of the fair value of certain of the Company’s financial instruments are presented in the tables above. As a result of recent market conditions, the Company’s debt obligations with Hallmark Cards affiliates and the mandatorily redeemable preferred interest have limited or no observable market data available. Fair value measurements for these instruments are included in Level 3 of the fair value hierarchy of ASC Topic 820. These fair value measurements are based primarily upon the Company’s own estimates and are often based on its current pricing policy, the current economic and competitive environment, the characteristics of the instrument, credit and interest rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in an immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

The majority of the Company’s debt has been transacted with Hallmark Cards and its affiliates.

11. Commitments and Contingencies

Lawsuit

On July 13, 2009, a lawsuit was brought in the Delaware Court of Chancery against each member of the Board of Directors of the Company, Hallmark Cards and its affiliates, as well as the Company as a nominal defendant, by a minority stockholder of the Company regarding the then proposed Recapitalization. The plaintiff is S. Muoio & Co. LLC which owns beneficially approximately 5.8% of the Company’s Class A common stock, according to the complaint and filings with the SEC. The lawsuit claims to be a derivative action and a class action on behalf of the plaintiff and other minority stockholders of the Company. The lawsuit alleges, among other things, that, the defendants have breached fiduciary duties owed to the Company and minority stockholders in connection with the Recapitalization transactions. The lawsuit includes allegations that if the Recapitalization transactions are consummated, the minority stockholders’ equity and voting interests in the Company would be reduced, and that the minority stockholders could be eliminated through a short-form merger. The complaint requested the court enjoin the defendants from consummating the Recapitalization transactions and award plaintiff fees and expenses incurred in bringing the lawsuit.

On July 22, 2009, a Stipulation Providing for Notice of Transaction (the ‘‘Stipulation’’) was filed with the Delaware Court of Chancery. The Stipulation provided that the Company cannot consummate the transaction contemplated in the Recapitalization transactions until not less than seven weeks after providing the plaintiff with a notice of the terms of the proposed transaction, including copies of the final transaction agreements. If the plaintiff moved for preliminary injunctive relief with respect to any such transaction, the parties would establish a schedule with the Court of Chancery to resolve such motion during the seven week period. In addition, following the decision of the Court of Chancery, the Company would not consummate any transaction for a period of at least one week, during which time any party may seek an expedited appeal. The Stipulation further provided that the plaintiff would withdraw its motion for preliminary injunction filed on July 13, 2009 and that the action would be stayed until the earlier of providing the notice of a transaction or an announcement by the Company that it is no longer considering a transaction.

By a letter of February 28, 2010, the plaintiff in this lawsuit informed the Special Committee of the Board of Directors, which considered and negotiated the Recapitalization, that the plaintiff objected to the proposed recapitalization on the terms set forth in the term sheet dated February 9, 2010. The plaintiff asserted, among other things, that the transactions contemplated by the term sheet would unfairly dilute the economic and voting interests of the Company’s minority stockholders, that the transactions should be subject to a vote of the majority of the minority stockholders and that the proposed transactions remain inadequate. The plaintiff indicated that if the Company executed definitive documents for the Recapitalization, the plaintiff would pursue the litigation. The February 26, 2010 agreements executed by the Company for the Recapitalization materially followed the provisions in the earlier term sheet.

Notice of the terms of the proposed Recapitalization, including copies of the executed definitive documents for the Recapitalization, was provided to the plaintiff on March 1, 2010. On March 11, 2010, the plaintiff filed an amended complaint raising similar allegations of breach of fiduciary duty against the Board of Directors of the Company, Hallmark Cards and its affiliates, as well as the Company as a nominal defendant, and seeking rescission of the Recapitalization rather than a preliminary injunction enjoining the consummation of the Recapitalization, or alternatively, an award of rescissory damages. The plaintiff also filed a motion for expedited proceedings and a request that the Chancery Court set a trial date sometime in September 2010. Defendants have informed the Court that they do not oppose a trial in August or September 2010 but reserve the right to oppose rescission as an available or proper remedy.  On March 23, 2010, the Court notified the parties that the trial was scheduled for September 21, 2010.

It is not currently possible to predict the outcome of the proceeding discussed above.  Legal fees incurred to defend the proceeding will be expensed as incurred.

Contract Termination

During the fourth quarter of 2009, we exercised our rights to terminate two agreements in connection with our February 2010 launch of the Hallmark Channel in high definition. The Company estimated the costs of termination to be approximately $4.7 million and recorded them as a component of cost of services in the consolidated statement of operations for 2009.  There were no cash payments required as a result of the termination of the agreement, but the Company forfeited any amounts prepaid under the agreement.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Description of Business and Overview

Current Business

We own and operate the Channels. With 89.1 million subscribers (as provided by Nielsen Research) in the United States at March 31, 2010, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. At December 31, 2009, the Hallmark Channel was the 38th most widely distributed advertising-supported cable channel in the United States with 88.3 million subscribers (as provided by Nielsen Research). For the first quarter of 2010, the Hallmark Channel finished the quarter as the 18th highest rated advertising-supported cable channel for total day household ratings and the 18th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

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

At March 31, 2010, the Hallmark Movie Channel was distributed to over 33.2 million subscribers, an increase of nearly 4.1 million subscribers from 29.1 million at December 31, 2009. This increase in distribution, particularly in certain key markets, and a greater number of advertising spots has contributed to improved Hallmark Movie Channel revenue in 2010 and should continue to do so through the remainder of the year. In the second quarter of 2010, we will begin selling Hallmark Movie Channel inventory to advertisers based on audience guarantees, which should further increase our ability to grow revenues from that channel.

Current Challenges

The Company faces numerous operating challenges. Among them are increasing viewership ratings, maintaining and increasing advertising revenue, maintaining and expanding the distribution of the Channels, broadening viewership demographics to meet our target audience, and controlling costs and expenses. In addition, the Company believes that it is necessary to complete the Recapitalization; see “Recent Developments — Recapitalization of the Company” in Note 1 to the Condensed Consolidated Financial Statements in this Report and the “Liquidity” discussion below in this Item 2.

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals.  Our ratings declined from 14th in total day viewership and 7th for prime time in 2009 to 18th in total day viewership and 18th for prime time in 2010.  We believe our ratings are affected by our ability to (i) acquire and produce series and movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate the Hallmark Channel’s highest ratings. In the past, the Company has typically incurred additional marketing and promotional expenses surrounding original productions and certain acquired movies to drive higher ratings. Certain acquired series delivered historically strong ratings, but recently they have been part of the decline experienced in viewer ratings. In order to reverse the recent decline in ratings, we plan to continue or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the expenses relating to these actions.

Our recent agreements with Martha Stewart Living Omnimedia, including the acquisition of exclusive rights to the show Martha Stewart Living and rights to the extensive library of Martha Stewart branded lifestyle programming, represent a key part of our strategy to attract viewers that appeal to relatively higher CPM advertisers.  We are introducing this lifestyle programming in various dayparts in the second quarter of 2010, leading to the September 2010 premier of Martha Stewart Living on the Hallmark Channel.  These program changes have resulted and may result at least initially in reductions in the ratings delivery of the Channel, but our plan is that, over time, these changes will increase our revenue through the delivery of a more targeted demographic and attraction of higher CPM advertisers.

The Hallmark Movie Channel has not been the subject of ratings measurement by Nielsen Media Research. However, as currently planned, the Hallmark Movie Channel will have Nielsen ratings commencing in the second quarter of 2010, and we will sell advertising inventory for the Hallmark Movie Channel commencing in that quarter based on a price per unit of audience measurement.

Advertising Revenue

The overall improvement in the economy in the first quarter of 2010 had a favorable impact on cable advertising rates, including the rates for our inventory.  Our first quarter scatter market inventory was sold at rates 18% above rates in the first quarter 2009 scatter market and 73% above the rates for first quarter 2010 inventory sold in the upfront.  Additionally, direct response rates were down by 10-15% compared to that inventory sold in the same period of 2009.   Although our CPMs in the first quarter of 2010 were higher than the same period of 2009, our delivery of our key demographic, women 25-54, was substantially lower than prior periods.  Our demographic delivery in the first quarter of 2010 was lower than the previous quarter and lower than the same period of 2009.  This lower demographic delivery more than offset gains in our CPMs resulting in lower advertising revenue in the first quarter of 2010 compared to the first quarter of 2009.

In the 2009/2010 upfront process, we entered agreements with major advertising firms representing approximately 41% of our advertising inventory for the last quarter of 2009 and the first three quarters of 2010.  This inventory was sold at CPMs (i.e., advertising rates per thousand viewers) approximately 1.6% lower than the inventory sold in the 2008/2009 upfront.  In the 2008/2009 upfront sales process, we entered agreements for approximately 51% of our advertising inventory for the last quarter of 2008 and the first three quarters of 2009.  We held more advertising inventory from the 2009/2010 upfront than the 2008/2009 upfront, for use in the general scatter market, because of lower CPMs offered by some advertisers in the 2009/2010 upfront. The Company sold much of the balance of the general rate inventory for the 2009/2010 broadcast season to advertisers that purchase upfront inventory on a calendar year basis, rather than an advertising year basis, and in the scatter marketplace. The calendar year 2010 upfront was completed with a projected 15% increase on CPMs as compared to the calendar year 2009 upfront.

Following the upfront period, sales of our general rate, direct response and paid-programming inventory are made closer to the timing of the actual advertisement.  We have historically seen significant increases in rates on these remaining advertising sales over the rates obtained from our upfront sales.  As compared to the upfront sales for the same periods, scatters rates in the first quarter of 2010 were 73% higher.

Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. In prior years, cancellations of upfront contracts were unusual. During the twelve months period ended September 2009 comprising the 2008/2009 broadcast season, advertisers canceled approximately 13% of the inventory covered by such contracts.  The Company sold the balance of the 2008/2009 general rate inventory, including that resulting from the cancellations, in the scatter market. A total of 3% cancellation options were taken during the first quarter of 2010 as compared to 7% during the first quarter of 2009.

Distribution Agreements

Distribution agreements are important because they affect our number of subscribers, which in turn have a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. The long-term distribution challenge is renewing our distribution arrangements with the multiple system operators as they expire on favorable terms. Our major distribution agreements have terms which expire at various times from March 31, 2010, through December 2023, inclusive of renewal options. An Agreement with National Cable Television Cooperative representing approximately 12% of our total Hallmark Channel subscriber base expired in December 2009. The Company has entered into a series of extensions with the National Cable Television Cooperative through May 7, 2010. The Company is currently in negotiations with the National Cable Television Cooperative to enter into a new agreement and anticipates that the agreement will be completed in the second quarter of 2010. Agreements representing an additional 5% of our subscribers to our Hallmark Channel will expire prior to December 31, 2010.

Domestic telephone companies have entered the business of distributing television channels to households through their wire-lines. We have distribution agreements with several telephone companies for the carriage of the Hallmark Channel, the Hallmark Movie Channel and Hallmark Movie Channel HD, and continue to seek agreements with other telephone companies.

The universe of cable TV subscribers in the United States is approximately 100 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 90 million or more subscribers.  Our goal is for the Hallmark Channel to reach 91 million subscribers and the Hallmark Movie Channel to reach 40 million subscribers by the end of 2010.

Demographics

As pay television channels draw audience share, audience demographics (i.e., viewers categorized by characteristics such as age, sex and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on channels which attract the desired viewer demographic.

We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54.  However, the average median age of a viewer of the Hallmark Channel was 59.5 in 2009.  In order to achieve our revenue goals, we need to draw in our target audience.  The broadcast on the Hallmark Channel of Martha Stewart Show and other Martha Stewart Living productions, commencing in September 2010, are a key part of our efforts to attract our target audience over time.

Cost Control

We launched a high definition version of the Hallmark Channel in February 2010.  The costs for this launch were approximately $5.0 million, approximately $4.4 million of which represents a non-cash charge related to the terminations of two existing channel delivery agreements, which was recorded in 2009. The Company may also incur additional costs including the cost of converting certain television series to high definition.  The launch of a high definition version furthers the Company’s efforts to maintain competitiveness.

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

We are in continuous negotiations with our existing distributors to increase our subscriber base in order to enhance our advertising revenue. We have been subject to past requests by major distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors’ efforts to market our Channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees.

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

For further information regarding our critical accounting policies, judgments and estimates, please see Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report and “Critical Accounting Policies, Judgments and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2009.

Effects of Transactions with Related and Certain Other Parties

In 2010 and in prior years, we entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, trademark licenses, an administrative services agreement, a Tax Sharing Agreement, a $400.0 million senior note, notes payable and the Amended Waiver and Standby Agreement. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2009. Also, please see Notes 5 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

For information on the proposed Recapitalization, see Note 1 of Notes to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three months ended March 31, 2009 and 2010, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information also are unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percent Change
	Three Months Ended March 31,		2010 vs.
	2009	2010	2009
Revenues:
Subscriber fees	$15,295	$16,994	11%
Advertising	55,294	51,310	-7%
Sublicense fees and other revenue	363	74	-80%
Total revenues	70,952	68,378	-4%
Cost of Services:
Programming costs	32,215	29,157	-9%
Operating costs	4,012	2,697	-33%
Total cost of services	36,227	31,854	-12%
Selling, general and administrative expense	12,564	12,411	1%
Marketing expense	4,775	973	-80%
Income before interest expense	17,386	23,140	33%
Interest expense	(24,837)	(25,464)	3%
Net loss	$(7,451)	$(2,324)	-69%

Other Data:
Net cash (used in) provided by operating activities	$(385)	$7,771	-2118%
Net cash used in investing activities	$(304)	$(397)	31%
Net cash provided by (used in) financing activities	$3,261	$(1,215)	-137%
Total domestic day household ratings (1)(3)	0.635	0.501	-21%
Total domestic primetime household ratings (2)(3)	1.160	0.814	-30%
Subscribers at period end	85,891	89,102	4%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period January 1 through March 31.

Results of Operations

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2010

Revenue.  Our revenue, comprised primarily of subscriber and advertising fees, decreased $2.6 million or 4% in 2010 over 2009. Our subscriber fee revenue increased $1.7 million or 11%.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $651,000 and $526,000 for 2009 and 2010, respectively. Subscriber revenue increased in 2010 primarily due small contractual rate increases and significant growth in Hallmark Movie Channel subscribers.

The $4.0 million or 7% decrease in advertising revenue is primarily due to declines in viewer ratings across demographic categories for 2010 compared 2009. The ratings decline reduced the revenue from all inventory, including inventory used to satisfy deficiencies in audience delivery.  Audience deficiency unit revenue decreased $2.3 million from contra-revenue of $1.9 million for 2009, to contra-revenue of $4.2 million for the same period in 2010 as a result of such ratings declines, leading to a corresponding decrease in revenue recognized by the Company. CPM scatter rates in the first quarter of 2010 increased by approximately 18% over the same period of 2009, thereby increasing revenues.  However, the increase in CPM rates was more than offset by the decline in ratings which reduced the value of the Company’s inventory.

We believe that changes to our program schedule in 2009 and the first quarter of 2010, along with increased competition (including the availability of high definition distribution by competitors), contributed to a decline in ratings. From 2005 until early 2009, our programming schedule did not change significantly. Beginning in 2008, a number of programs that had previously received strong ratings began to experience ratings declines, and we placed television series in certain timeslots instead of movies or original productions.  Also, a number of programs in the schedule provided strong household ratings performance but less effective delivery of our key demographic, women age 25-54.  In 2009, we began to introduce new content into the schedule with the objective of increasing the delivery of women 25-54.  The schedule changes likely resulted in some viewer confusion and did result in lower ratings.  We will continue to focus on program acquisitions, original program production and schedule changes that are intended to improve both the viewer ratings and the demographic delivery of the Hallmark Channel.

The fact that Hallmark Channel was not broadcast in high definition may have had a negative impact on ratings in 2009.  Of the top 44 advertising supported cable networks with a 0.4 household rating or higher in prime time, only six of those networks (including Hallmark Channel) were not offered in high definition.  Of those six networks, three experienced double-digit ratings decreases in 2009 compared to 2008 and three experienced single digit increases.  In 2009, 33% of viewers with access to high definition programming services tuned to those high definition services first.  The growth in popularity of high definition programming is expected to continue in 2010 and beyond, and these high definition trends were part of our decision to launch Hallmark Channel in high definition in February 2010.

In 2009, competition within the cable television industry increased significantly.  The number of cable networks investing in original programming increased 74% in 2009 compared to 2008, and, for the full year 2009, acquired (non-original) programming represented only 33% of prime time cable programming. The increase in cable networks’ investment in original programming continues in 2010, and we believe it continues to negatively impact our ratings.  Although Hallmark Channel continues to invest in original programming, our increase in investment for original content did not match the growth of the market or many of our competitors.  The impact of the programming competition is heightened by the continued growth of time-shifting digital video recording devices, or DVR’s. With the proliferation of these devices, viewers are able to increase their access to the new, compelling content.

For the three months ended March 31, 2010, Nielsen ranked the Hallmark Channel 18th in total day viewership with a 0.501 household rating and 18th in primetime with a 0.814 household rating among the 76 cable channels in the United States market.

Cost of services. Cost of services as a percent of revenue decreased to 47% in 2010 as compared to 51% in 2009. This decrease results primarily from the effects of the 9% decrease in programming costs, discussed below, offset in part by the 7% decrease in advertising revenue discussed above.

Programming costs decreased $3.1 million or 9% from 2009. During 2009 and during the first quarter of 2010, except for Martha Stewart programming, we did not enter into any significant new third party license agreements, so expiring program rights and the related amortization were not replaced in full with assets and amortization from newer license agreements. At this time, we do not expect significant program acquisitions for the rest of 2010.

Operating costs for 2010 decreased $1.3 million over 2009 due in part to the $596,000 decrease in bad debt expense. The Company’s bad debt expense was $622,000 for 2009, as compared to $26,000 for 2010.  Additionally, salary expense decreased $207,000 and playback and transponder expenses decreased $266,000 due to terminations of employment and standard definition provider contracts in 2009.

We may incur additional costs subsequent to March 31, 2010, to obtain high definition versions of certain of our programming.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased slightly period over period.  Salary and bonus expense decreased $1.0 million primarily due to terminations of employment in 2009. Additionally, commission expense decreased $386,000 due to lower advertising revenues. These decreases were offset by increases in rent, long-term bonus, RSU, consulting and transportation expenses of $1.0 million.

Marketing expense.  Our marketing expense decreased 80% in first quarter of 2010 versus the first quarter of 2009. During 2009, the Company had one significant marketing promotion in January 2009 centered on the original movie, “Taking a Chance on Love.” The Company did not have a significant marketing promotion in the first quarter of 2010.

Marketing expenses may increase in 2010 to promote the Hallmark Channel’s programming schedule, including the recently acquired Martha Stewart Living productions.

Interest expense.  Interest expense in 2010 increased $627,000 compared to 2009.   The principal balance under our credit facility was $32.1 million at March 31, 2009, and $0 at March 31, 2010. Interest rates on our 2001, 2005 and 2006 notes decreased from 6.42% at March 31, 2009, to 5.25% at March 31, 2010. The benefit of these rate decreases was offset by a higher principal balance on the Senior Secured Note, resulting in interest expense for 2010 being nearly the same as for 2009.

Liquidity and Capital Resources

During the three months ended March 31, 2009, our operating activities used $385,000 of cash compared to cash provided of $7.8 million for the three months ended March 31, 2010. The Company’s net loss for the three months ended March 31, 2010, decreased $5.1 million to $2.3 million from $7.4 million for the three months ended March 31, 2009. Our depreciation and amortization expense for the three months ended March 31, 2010 decreased $3.2 million to $30.4 million from $33.6 million in 2009.  The Company made programming payments of $41.2 million and $45.4 million during the three months ended March 31, 2009 and 2010, respectively.

Cash used in investing activities was $304,000 and $397,000 during the three months ended March 31, 2009 and 2010, respectively. During the three months ended March 31, 2009 and 2010, we purchased property and equipment of $81,000 and $426,000, respectively. During the three months ended March 31, 2009 and 2010, the Company paid $223,000 and $0, respectively, to the buyer of the international business for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments. The related liability was recognized in 2005 as part of the sale of our international business.

Cash provided by financing activities was $3.3 million for the three months ended March 31, 2009, as compared to cash used in financing activities of $1.2 million for the three months ended March 31, 2010. We borrowed $12.4 million and $0 under our credit facility to supplement the cash requirements of our operating and investing activities during the three months ended March 31, 2009 and 2010, respectively. We repaid principal of $8.9 million and $1.0 million under our bank credit facility during the three months ended March 31, 2009 and 2010, respectively.

Cash Flows

As of March 31, 2010, the Company had $16.6 million in cash and cash equivalents on hand and $30.0 million of borrowing capacity under the bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and forbearance by Hallmark Cards and its affiliates.  The Company’s management anticipates that the principal uses of cash up to August 31, 2010, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, costs incurred in connection with the Recapitalization, interest and repayment of principal under the bank credit facility and interest of approximately $15.0 million to $18.0 million due under certain notes to Hallmark Cards affiliates from January 1 through August 31, 2010.  The amounts outstanding under the bank credit agreement and those notes to Hallmark affiliates are due August 31, 2010, as discussed in Note 5 to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

The Company generated positive cash flows from operating activities for the year ended December 31, 2009, and the three months ended March 31, 2010.  As indicated below, there can be no assurance that the Company’s operating activities will generate positive cash flow in future periods.

Another significant aspect of the Company’s liquidity is the deferral of payments on obligations owed to Hallmark Cards and its subsidiaries. Under the Amended and Restated Waiver Agreement with Hallmark Cards and its affiliates, the deferred payments under such obligations are extended to August 31, 2010.  These obligations comprised $345.2 million at March 31, 2010.  An additional $778.0 million (10.25% Senior Secured Note) of principal and interest outstanding at March 31, 2010, payable to a Hallmark Cards’ affiliate in August 2011, is also subject to the Waiver Agreement until August 31, 2010.  Interest amounts related to the 10.25% note will be added to principal through August 5, 2010.  The deferral of payments under the Waiver Agreement terminates on August 31, 2010.  Hallmark Cards and its affiliates have no obligation, and have stated an intention not to extend this waiver termination date. The note purchase agreement for the senior note provides that if there is an event of default with respect to any other indebtedness in excess of $5.0 million, the accreted value and any accrued and unpaid interest on the senior note would become due and payable.

At March 31, 2010, the Company had no liability under the credit facility. The Company’s ability to pay amounts outstanding under the bank credit facility on the maturity date is highly dependent upon its ability to generate sufficient, timely cash flow from operations between January 1 and the earlier of August 31, 2010, or the date on which the Recapitalization is consummated.  There is uncertainty regarding the Company’s future advertising revenues, so it is possible that cash flows may be less than the expectations of the Company’s management.

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

The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through August 31, 2010, when combined with (1) the deferral of otherwise required payments under the 10.25% Senior Secured Note related-party debt and the tax sharing agreement, and (2) if necessary, Hallmark Cards’ purchase of any outstanding indebtedness under the bank credit facility on August 31, 2010 will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs until the earlier of August 31, 2010, or the closing of the Recapitalization described above in Note 1 to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report .

As discussed in such Note 1, the Company has entered into the Master Recapitalization Agreement for the Recapitalization transactions, including the exchange of existing debt owed to H C Crown Corp. for new debt, preferred stock and common stock.  It is a condition of the Recapitalization that the Company have obtained a revolving credit facility from a third-party lender, guaranteed by Hallmark Cards or one of its affiliates, with a term of not less than 360 days of the closing date of the Recapitalization, with the availability of at least $30.0 million and on other terms and conditions reasonably acceptable to the Company.  If the Recapitalization is closed as contemplated at this time, the Company believes that cash on hand, cash generated by operations and borrowing availability under the contemplated revolving credit facility will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs until at least March 31, 2011.

Also, as discussed above, the form of credit agreement with HC Crown and other Hallmark Card affiliates in the Recapitalization requires that, prior to closing of the credit agreement, the Company establish the NICC Reserve Account in the Company’s name for amounts that the Company may choose as a sinking fund with respect to the $25.0 million payable by December 31, 2010, for the redemption of the preferred interest in Crown Media United States.  The preferred interest is held by VISN Management Corp. (“VISN”), a wholly-owned subsidiary of NICC.  At no time may the amounts in the NICC Reserve Account exceed $25.0 million.  In order to redeem the preferred interest, the Company may need to borrow up to $25.0 million under the bank credit facility.

The sufficiency of the existing sources of liquidity to fund the Company’s operations is dependent upon maintaining subscriber and advertising revenue at or near the amount of such revenue for the year ended December 31, 2009, and consummation of the Recapitalization. A significant decline in the popularity of the Channels, an economic decline in the advertising market, an increase in program acquisition costs, an increase in competition or other adverse changes in operating conditions could negatively impact the Company’s liquidity and its ability to fund the current level of operations.

The closing of the Recapitalization is subject to a number of conditions, including, among other things, (a) representations and warranties of the Company being accurate, (b) there being no injunction or action by any court or other governmental entity preventing the consummation of the Recapitalization transactions which has not been vacated, dismissed or withdrawn prior to the completion of the Recapitalization transactions, (c) the Company’s obtaining a revolving credit agreement of at least $30.0 million and a term of at least 360 days from the closing, (d) Hallmark Cards not having delivered a notice that Hallmark Cards, in its sole discretion (but after consultation with legal counsel), shall have determined that the status of any pending or threatened litigation (including, without limitation, the action styled S. Muoio & Co. LLC v. Abbott et al, C.A. No. 4729-CC (Del. Ch.)) or regulatory proceeding relating to the Recapitalization transactions is unsatisfactory to Hallmark Cards and (e) the satisfaction or waiver of the conditions to the effectiveness of the new credit agreement.  If for any reason the Recapitalization is not consummated, the Company would be unable to meet its obligations which become due on August 31, 2010, which provides substantial doubt about the Company’s ability to continue as a going concern.  In addition, it is unlikely that the Company could obtain, without a guarantee or other support of Hallmark Cards, other equity or debt financing prior to August 31, 2010, in order to replace or refinance obligations becoming due on that date.  This is the view of the special committee which considered and negotiated the Recapitalization.  Accordingly, the Company believes the ability of the Company to continue its operations depends upon completion of the Recapitalization.

Risk Factors and Forward-Looking Statements

The discussion set forth in this Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings management, as of the date of this Form 10-Q including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could differ materially from those anticipated by such forward-looking statements.

Among the factors that could cause actual results to differ materially are those discussed in this Report below and in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and this Report. Such Risk Factors include, but are not limited to, the following:  competition for distribution of channels, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our channels; our ability to address our liquidity needs; our incurrence of losses; and our substantial indebtedness affecting our financial condition and results.

Available Information

We will make available free of charge through our website, www.hallmarkchannel.com, the 2009 Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2010, the decline of the fair value of the fixed income portfolio would not be material.

As of March 31, 2010, our cash, cash equivalents and short-term investments had a fair value of $16.6 million and were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations and to fund the $25.0 mandatorily redeemable preferred interest amount payable in December 2010. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three months ended March 31, 2010, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of March 31, 2010, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $16.6 million, or 2% of total assets, as of March 31, 2010. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our note and interest payable to HC Crown, and our notes and interest payable to Hallmark Cards affiliates. The balance of those liabilities was $345.2 million, or 25% of total liabilities, as of March 31, 2010. Net interest expense for the three months ended March 31, 2010, was $25.5 million, 34%, of our total revenue. Our net interest expense for these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from the rates discussed in Notes 4 and 5 to the financial statements as of March 31, 2010, our interest expense for the three months would change by $852,000. See Notes 4 and 5 to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 above.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding a lawsuit concerning the Company’s proposed Recapitalization, please see Note 11 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Item 1A.  Risk Factors

We believe that our ability to continue operations depends upon completion of the Recapitalization.

The Recapitalization is intended to exchange the existing debt obligations to the Hallmark affiliates for new debt, preferred stock and common stock.  Hallmark Cards and its affiliates own beneficially a sufficient number of shares of Class A and Class B stock to approve the Recapitalization transactions.  Nevertheless, consummation of the Recapitalization transactions is not assured.  Various conditions must be satisfied for a closing of the Recapitalization, including Hallmark Cards not having delivered a notice that Hallmark Cards, in its sole discretion (but after consultation with legal counsel), shall have determined that the status of any pending or threatened litigation (including, without limitation, the action styled S. Muoio & Co. LLC v. Abbott et al, C.A. No. 4729-CC (Del. Ch.)) or regulatory proceeding relating to the Recapitalization transactions is unsatisfactory to Hallmark Cards.  A lawsuit challenging the original proposal for the Recapitalization was filed in 2009.  In March 2010 the plaintiff filed an amended complaint raising allegations of breach of fiduciary duty against Hallmark Cards and the director defendants and seeking rescission of the Recapitalization (rather than a preliminary injunction enjoining the consummation of the Recapitalization as originally requested) or alternatively an award of rescissory damages.  The trial in this lawsuit has been scheduled for September 21, 2010. We do not know what steps will be taken in this existing lawsuit or whether any new lawsuits will be brought in regard to the Recapitalization.  So long as any litigation or regulatory proceeding is threatened or pending, Hallmark can unilaterally prevent the consummation of the Recapitalization by virtue of the closing conditions in the Master Recapitalization Agreement.  In any event, there can be no assurance that the Recapitalization will be completed.

If for any reason the Recapitalization is not consummated, the Company would be unable to meet its obligations which become due on August 31, 2010, which provides substantial doubt about the Company’s ability to continue as a going concern.  In addition, it is unlikely that the Company could obtain, without a guarantee or other support of Hallmark Cards, other equity or debt financing prior to August 31, 2010, in order to replace or refinance obligations becoming due on that date.  Accordingly, the Company believes the ability of the Company to continue its operations depends upon completion of the Recapitalization.

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

In the second, third and fourth quarters of 2009, except for the holiday period commencing with Thanksgiving and ending on January 3, 2010, we experienced declines in viewer ratings across demographic categories, compared to the same periods of 2008, resulting in decreases in advertising revenues and cash flows.  This decline in viewer ratings and advertising revenues has continued in the first quarter of 2010.  A number of changes to our program schedule were implemented in the second and third quarters of 2009, including the replacement of programs that had appeared in the schedule for a number of years, as well as a shift in scheduling strategy to more specifically target our prime demographic group of women 25-54.  These changes have caused a temporary disruption to established viewing patterns for our audience resulting in declines in household ratings but over time are intended to increase our delivery of viewers in the women 25-54 demographic category.  We plan to continue or increase the number of original productions and develop a program schedule that attracts a greater number of viewers in our target demographic.  Our recent agreements with Martha Stewart Living Omnimedia, including rights to an extensive library of Martha Stewart, represent a key part of our strategy to attract viewers that appeal to relatively higher CPM advertisers.  We are introducing this lifestyle programming in various dayparts in the second quarter of 2010, leading to the September 2010 premier of Martha Stewart Living on the Hallmark Channel.  We must successfully implement the program rescheduling with an increase in ratings, which is uncertain, or otherwise address the decrease in ratings in order to maintain or increase our advertising revenues, to maintain subscriber fees and to maintain or improve our cash flow from operations.

In addition, our delivery of key demographics continues to be impacted by industry developments.  One potentially significant factor is the continued growth of time-shifting digital video recording devices (DVRs). DVRs heighten the impact of competition as viewers are able to increase their access to what they consider to be new, compelling content.  The number of cable networks investing in original programming increased 74% in 2009 compared to 2008, and, for the full year 2009, acquired (non-original) programming represented only 33% of the prime time cable programming.  This trend continues in 2010, and although Hallmark Channel continues to invest in original programming, our increase in investment for original content did not match the growth of the market or many of our competitors.

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

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

10.1

Amendment No. 16, dated as of March 2, 2010, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 4, 2010 and incorporated herein by reference).

10.2

Waiver to the Trademark License Extension Agreement (Hallmark Channel and Hallmark Movie Channel) dated March 3, 2010, by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K filed on March 4, 2010 and incorporated herein by reference).

10.3

Intercompany Services Extension Agreement, dated as of January 1, 2010, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.58 to our Annual Report on Form 10-K filed on March 4, 2010 and incorporated herein by reference).

10.4

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

10.5

Proposed form of Credit Agreement Among Crown Media Holdings, Inc. as Borrower and HC Crown Corp., as Lender and Each of the Credit Parties Identified on the Signature Pages Hereto (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.6

Proposed form of Stockholders Agreement by and among H C Crown Corp., Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.7

Proposed form of Registration Rights Agreement among H C Crown Corp., any Other HEIC Stockholder and Crown Media Holdings, Inc. (previously filed as Exhibit 4.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.8

Proposed form of Amendment No. 2 to Federal Income Tax Sharing Agreement between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.9	Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement.
10.10	Intercompany Services Amendment and Extension Agreement, dated as of May 1, 2010, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

*Management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive	May 5, 2010
Officer
William J. Abbott

By:	/s/ BRIAN C. STEWART	Principal	May 5, 2010
Financial and
Brian C. Stewart		Accounting Officer