Form 10-Q
period 2010-06-30
CROWN MEDIA HOLDINGS INC
filed 2010-08-12
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 9, 2010, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

In this Form 10-Q the terms “Crown Media Holdings” and the “Company” refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses including Crown Media United States, LLC (“Crown Media United States”). The term “common stock” refers to our Class A common stock and Class B common stock, unless the context requires otherwise.  As part of the recapitalization transactions described below, each outstanding share of Class B common stock was reclassified as a share of Class A common stock and the Class B common stock was eliminated.

The name Hallmark and other product or service names are trademarks or registered trademarks of their owners.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of June 30,
	2009	2010

ASSETS

Cash and cash equivalents	$10,456	$18,192
Restricted cash	—	15,007
Accounts receivable, less allowance for doubtful accounts of $476 and $208, respectively	68,817	65,531
Program license fees	106,825	99,268
Prepaid program license fees	1,778	11,437
Prepaid and other assets	2,271	3,925
Total current assets	190,147	213,360

Program license fees	178,332	154,337
Property and equipment, net	13,176	12,701
Goodwill	314,033	314,033
Prepaid and other assets	2,373	1,376
Total assets	$698,061	$695,807

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

(continued)

	As of December 31,	As of June 30,
	2009	2010

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Accounts payable and accrued liabilities	$19,642	$19,836
Audience deficiency reserve liability	17,872	29,003
License fees payable	99,494	88,408
Payables to Hallmark Cards affiliates	23,745	1,555
Credit facility and interest payable	1,002	—
Notes and interest payable to HCC	345,314	32,225
Company obligated mandatorily redeemable preferred interest	22,902	24,047
Total current liabilities	529,971	195,074

Accrued liabilities	24,484	21,341
License fees payable	82,881	60,772
Notes payable to HCC	—	404,802
Senior secured note to HCC, including accrued interest	758,755	—
Total liabilities	1,396,091	681,989
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; $1,000 liquidation preference; 10,000,000 and 1,000,000 shares authorized; 0 and 185,000 shares issued and outstanding as of December 31, 2009, and June 30, 2010, respectively	—	185,000
Class A common stock, $.01 par value; 200,000,000 and 500,000,000 shares authorized; 74,117,654 and 359,675,936 shares issued and outstanding as of December 31, 2009, and June 30, 2010, respectively	741	3,597
Class B common stock, $.01 par value; 120,000,000 and 0 shares authorized; 30,670,422 and 0 shares issued and outstanding as of December 31, 2009, and June 30, 2010, respectively	307	—
Paid-in capital	1,456,788	1,992,393
Accumulated deficit	(2,155,866)	(2,167,172)
Total stockholders’ equity (deficit)	(698,030)	13,818
Total liabilities and stockholders’ equity (deficit)	$698,061	$695,807

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue:
Subscriber fees	$15,860	$15,872	$31,155	$32,866
Advertising	51,756	49,682	106,881	100,928
Advertising by Hallmark Cards	165	144	334	208
Other revenue	401	11	764	85
Total revenue, net	68,182	65,709	139,134	134,087
Cost of Services:
Programming costs
Hallmark Cards affiliates	306	410	599	837
Non-affiliates	30,995	29,804	62,917	58,534
Contract termination	—	—	—	103
Other costs of services	4,488	2,713	8,500	5,307
Total cost of services	35,789	32,927	72,016	64,781
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	10,711	12,259	22,792	24,287
Marketing expense	842	464	5,617	1,437
Depreciation and amortization expense	484	383	967	766
Loss on sale of film assets	—	155	—	155
Income from operations before interest and income tax expense	20,356	19,521	37,742	42,661
Interest income	124	32	261	50
Interest expense	(25,802)	(25,638)	(50,776)	(51,120)
Income from operations before income tax expense	$(5,322)	$(6,085)	$(12,773)	$(8,409)
Income tax expense	—	(2,897)	—	(2,897)
Net loss and comprehensive loss	$(5,322)	$(8,982)	$(12,773)	$(11,306)
Weighted average number of common shares outstanding, basic and diluted	104,788	110,452	104,788	107,620
Net loss per common share, basic and diluted	$(0.05)	$(0.08)	$(0.12)	$(0.11)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,773)	$(11,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of film assets	—	155
Depreciation and amortization	66,248	61,962
Accretion on company obligated mandatorily redeemable preferred interest	1,040	1,144
Provision for allowance for doubtful accounts	893	32
Loss on sale of fixed asset	—	2
Debt issuance costs	—	1,044
Income tax expense	—	2,897
Stock-based compensation (benefit)	(684)	109
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(163)	3,255
Additions to program license fees	(67,704)	(27,819)
(Increase) decrease in prepaid and other assets	40	(12,308)
Increase (decrease) in accounts payable, accrued and other liabilities	(5,373)	8,966
Increase in interest payable	36,494	33,797
Decrease in license fees payable	(4,844)	(33,196)
Increase in payables to affiliates	208	54
Net cash provided by operating activities	13,382	28,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(194)	(600)
Payments to buyer of international business	(454)	(512)
Net cash used in investing activities	(648)	(1,112)
CASH FLOWS FROM FINANCING ACTIVITIES:
Funding of restricted cash account	—	(15,007)
Borrowings under the credit facility	18,062	—
Principal payments on the credit facility	(26,310)	(1,000)
Payment on notes payable to HCC	—	(67)
Payments for debt issuance costs under the troubled debt restructuring	—	(3,431)
Principal payments on capital lease obligations	(396)	(435)
Net cash used in financing activities	(8,644)	(19,940)
Net increase in cash and cash equivalents	4,090	7,736
Cash and cash equivalents, beginning of period	2,714	10,456
Cash and cash equivalents, end of period	$6,804	$18,192

Supplemental disclosure of cash and non-cash activities:
Interest paid	$11,556	$14,764
Reduction of additional paid-in capital for obligation under tax sharing agreement	$6,125	$1,540
Non-cash activities related to the troubled debt restructuring:
Acceleration of prepaid and other assets	$—	$475
Satisfaction of payable to Hallmark Cards affiliates	—	(23,798)
Issuance of new notes payable to HCC	—	437,094
Satisfaction of old notes and interest payable to HCC	—	(340,697)
Satisfaction of senior secured note to HCC, including accrued interest	—	(797,423)
Issuance of preferred stock	—	185,000
Issuance of common stock	—	2,856
Elimination of Class B common stock designation	—	(307)
Additional paid-in capital from preferred and common stock issuance	—	536,800

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2009 and 2010

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its wholly-owned subsidiary, Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television channels (collectively the “Channels” or the “channels”) dedicated to high quality, entertainment programming for adults and families, in the United States. At June 30, 2010, following the recapitalization of the Company as described below, the significant investor in the Company was H C Crown Corp. (“HCC”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”).

The Company’s continuing operations are currently organized into one operating segment, the channels.

Recent Developments

Recapitalization of the Company

On June 29, 2010 the Company consummated a series of recapitalization transactions (the “Recapitalization”) pursuant to a Master Recapitalization Agreement dated February 26, 2010, by and among the Company, Hallmark Cards, HCC and related entities.

Among other things, the Recapitalization included the following:

•                  Exchange of approximately $1.162 billion of debt (the “HCC Debt”) for new debt, preferred stock and common stock;

•                  Mergers of two intermediate holding companies, Hallmark Entertainment Investments Co. (“HEI”) and Hallmark Entertainment Holdings, Inc. (“HEH”), with and  into the Company (collectively, the “Mergers”);

•                  Reclassification of Class B shares of common stock into shares of Class A common stock upon the filing of the Second Amended and Restated Certificate of Incorporation; and

•                  Approval and authorization for the future filing of the Third Amended and Restated Certificate of Incorporation, the principal effect of which would be a reverse split of shares of common stock at such time as authorized by the Company’s Board of Directors.

The following were issued in exchange for HCC Debt:

•                  $315.0 million principal amount of new debt issued pursuant to the terms of the credit agreement between the Company and HCC (the “Credit Agreement”) in two tranches:  (i) the $200.0 million Term A Loan bearing interest at 9.5% per annum through December 31, 2011, and 12% thereafter and (ii) the $115.0 million Term B Loan bearing interest at 11.5% through December 31, 2011, and 14.0% thereafter (collectively, the “New Debt”);

•                  185,000 shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock”), $0.01 par value, with the terms summarized under “Preferred Stock Terms” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations below; and

•                  254,887,860 shares of the Company’s Class A common stock in exchange for the residual amount of HCC Debt converted at $2.5969 per share.

Immediately after consummation of the Mergers and issuance of common stock in partial exchange for HCC Debt, HCC owned approximately 90.3% of the Company’s Class A common stock and all of the outstanding Preferred Stock.

In addition, the transactions resulted in the following:

•                  The increase of the authorized shares of Class A common stock to 500,000,000 shares; the decrease of the authorized Preferred Stock to 1,000,000 shares; and the elimination of the Class B common stock;

•                  Amendment No. 2 to the Tax Sharing Agreement between the Company and Hallmark Cards, to among other things, (i)  permit Hallmark Cards to defer any future tax benefit payable to the Company for application against future tax liabilities of the Company and (ii) allow the Company to deduct interest accrued on the 10.25% Senior Secured Note from January 1, 2010,  through June 29, 2010; and (iii) provide for the treatment of the Recapitalization under the Tax Sharing Agreement (see Note 6 below);

•                  Execution of the registration rights agreement, by and among the Company, HCC and certain HEIC stockholders;

•                  Extension of the Company’s $30.0 million revolving line of credit to June 30, 2011, and Hallmark Card’s agreement to guarantee up to $30.0 million for such revolving line of credit (see Notes 4 and 5 below); and

•                  A Stockholders Agreement, by and among the Company, HCC and Hallmark Cards, pursuant to which, among other things, Hallmark Cards entities agreed not to acquire, through December 31, 2013, additional shares of Class A common stock, subject to certain exceptions, and agreed to certain restrictions on their ability to sell or transfer shares of Class A common stock until December 31, 2013 and, subject to lesser restrictions, until December 31, 2020.

See “Recapitalization” in Note 5 for the accounting treatment of the Recapitalization.

Liquidity

As of June 30, 2010, the Company had $18.2 million in cash and cash equivalents on hand.  Also available to the Company was the full $30.0 million bank credit facility which expires June 30, 2011.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and, prior to the Recapitalization, forbearance by Hallmark Cards and its affiliates.

The Company’s management anticipates that the principal uses of cash during the twelve month period ending June 30, 2011, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, and interest of approximately $30.0 million to $35.0 million due under the New Debt issued in the Recapitalization.  Subject to the legal availability of funds and approval by the Company’s board of directors, the Company may also pay approximately $13.0 million for cash dividends on Preferred Stock during the six months ending June 30, 2011; at the option of the Company’s board of directors, such dividends, if any, may be paid in the form of additional shares of Preferred Stock.

At June 30, 2010, the Company also had an additional $15.0 million of cash, the use of which is restricted to payment of the $25.0 million company obligated, mandatorily redeemable preferred interest payable to NICC on December 31, 2010.  As of July 31, 2010, the Company had increased such restricted cash to $20.0 million.  The Company believes that it will be able to fund all, or substantially all, of the remaining $5.0 million with cash provided by operating activities.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the collectability of accounts receivable, the valuation of goodwill, intangible assets, and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation of income taxes, among others. A significant non-recurring use of estimates occurred in the course of recording the Company’s June 2010 troubled debt restructuring which required that the Company estimate the fair values of preferred stock and common stock issued in the Recapitalization.

All of the estimates that are employed are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $271,000 and $6,000 for the three months ended June 30, 2009 and 2010, respectively. The Company’s bad debt expense was $893,000 and $32,000 for the six months ended June 30, 2009 and 2010, respectively.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 820, Fair Value Measurements and Disclosures, provides guidance which defines fair value, establishes a framework for measuring fair value and specifies disclosures about fair value measurements.  On January 1, 2008 we adopted that portion of the standard that relates to those financial assets and liabilities and nonfinancial assets and liabilities which are recognized or disclosed at fair value on a recurring basis (that is, at least annually).  On January 1, 2009, subject to the FASB’s delayed implementation, we adopted the remaining provisions of the standard.  After adoption, we now determine fair value as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options or the conversion of Preferred Stock. Approximately 71.2 million incremental shares related to the Preferred Stock issued June 29, 2010, in connection with the Recapitalization have been excluded from the calculations of earnings per share for the three and six months ended June 30, 2010, because their effect would have been antidilutive. Approximately 341,000 and 66,000 stock options for the three and six months ended June 30, 2009 and 2010, respectively, have been excluded from the calculations of earnings per share because their effect would have been antidilutive.

Additionally, no consideration has been given to preferred dividends, because there were not any accrued or paid dividends in 2010.

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

Five and four of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended June 30, 2009 and 2010, and together accounted for a total of 76% and 63% of consolidated subscriber revenue during the three months ended June 30, 2009 and 2010, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended June 30, 2009 and 2010, respectively, and together accounted for 62% and 60% of our subscribers during the three months ended June 30, 2009 and 2010, respectively.

Five and four of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the six months ended June 30, 2009 and 2010, and together accounted for a total of 76% and 64% of consolidated subscriber revenue during the six months ended June 30, 2009 and 2010, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the six months ended June 30, 2009 and 2010, respectively, and together accounted for 62% and 60% of our subscribers during the six months ended June 30, 2009 and 2010, respectively.

Four of our programming content providers each accounted for more than 10% of our total license fees payable for both the six months ended June 30, 2009 and 2010, and together accounted for a total of 64% and 71% of the consolidated programming liability, respectively.

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

Health Care Reform

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax incentives to subsidize a portion of the cost of health insurance coverage. The legislation includes requirements that most individuals obtain health insurance coverage and that most large employers offer coverage to their employees or pay financial penalties. Some of the more significant changes, including the requirement that individuals obtain coverage, do not become effective until 2014 or later. It is too early to fully understand the impacts of the legislation on our business.

3. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of June 30,
	2009	2010
	(In thousands)
Program license fees — non-affiliates	$597,206	$591,544
Program license fees — Hallmark Cards affiliates	12,668	14,167
Program license fees, at cost	609,874	605,711
Accumulated amortization	(324,717)	(352,106)
Program license fees, net	$285,157	$253,605

At December 31, 2009, and June 30, 2010, $1.8 million and $11.4 million, respectively, of program license fees were included in prepaid and other assets on the accompanying condensed consolidated balance sheets because the related license periods had not commenced.

License fees payable are comprised of the following:

	As of December 31,	As of June 30,
	2009	2010
	(In thousands)
License fees payable — non-affiliates	$171,966	$137,929
License fees payable — Hallmark Cards affiliates	10,409	11,251
Total license fees payable	182,375	149,180
Less current maturities	(99,494)	(88,408)
Long-term license fees payable	$82,881	$60,772

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  During the three months ended March 31, 2010, such changes in estimates resulted in additional amortization of program license fees of $227,000; the Company made no such changes in estimates during the three and six months ended June 30, 2009, and the three months ended June 30, 2010.

4. Credit Facility

The Company entered into Amendment No. 17, effective June 29, 2010, to the Company’s amended credit agreement with JP Morgan Chase Bank.  Amendment No. 17, among other things, extends the maturity date of the credit facility provided by the credit agreement to June 30, 2011, from August 31, 2010.  Pursuant to Amendment No. 16 to the credit facility, entered into on March 2, 2010, the maximum amount that may be borrowed under the credit facility is $30.0 million.

Amendment No. 17 terminates the Hallmark Cards Subordination and Support Agreement.  The Hallmark Cards Facility Guarantee remains in place and an intercreditor agreement among HCC, JP Morgan Chase Bank and the Company was entered into, which among other things defines the lien priorities and allows for payments to HCC pursuant to the Recapitalization.  The credit facility is guaranteed by Hallmark Cards and the Company’s subsidiaries and is secured by all tangible and intangible assets of the Company and its subsidiaries. Interest under the credit facility is equal to the LIBOR Rate (as defined in Amendment No. 17) plus 2.25%, in the case of a Eurodollar Loan (as defined in Amendment No. 17), and the Alternate Base Rate (as defined in Amendment No. 17) plus 1.25%, in the case of an Alternate Base Rate Loan.

The credit facility, as amended, contains a number of affirmative and negative covenants.  The affirmative and negative covenants and default provisions are described in the Company’s Annual Report on Form 10-K. The Company was in compliance with these covenants as of June 30, 2010.

At December 31, 2009, and June 30, 2010, the Company had outstanding borrowings of $1.0 million and $0, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2009, all of the outstanding balance bore interest at the Eurodollar rate (2.49% weighted average rate at December 31, 2009). Interest expense on borrowings under the credit facility for each of the three months ended June 30, 2009 and 2010, was $182,000 and $0, respectively. Interest expense on borrowings under the credit facility for each of the six months ended June 30, 2009 and 2010, was $289,000 and $4,000, respectively.

5. Related Party Long-Term Obligations

Recapitalization

For financial reporting purposes, the Recapitalization has been accounted for as a troubled debt restructuring in accordance with the guidance of Accounting Standards Codification (the “ASC”) Topic 470-60 Debt—Troubled Debt Restructurings, based on the estimated fair value of the Company’s Preferred Stock and Common Stock as of June 29, 2010. Identification of the Recapitalization as a troubled debt restructuring involved both qualitative and quantitative aspects. Among the qualitative aspects considered were (i) the Company’s expectations that it would have been unable to fulfill the debt service requirements associated with approximately $342.2 million of principal and interest payable to HCC on May 1, 2010 upon the expiration of the waiver agreement (which was extended to August 31, 2010 pursuant to the master recapitalization agreement), along with an additional $784.6 million of principal and interest that would become immediately due pursuant to cross-default provisions, and (ii) the going concern opinion rendered by the Company’s independent registered public accounting firm in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Quantitatively, Hallmark Cards is deemed to have granted a “concession” within the meaning of ASC 470-60. Prior to consummation of the Recapitalization, the weighted average interest rate of HCC debt was approximately 8.3%. After consideration of (x) the estimated fair values of Preferred Stock and Common Stock issued in the

Recapitalization and (y) the debt service requirements of New Debt, the overall effective interest rate resulting from the Recapitalization is less than 1%.

Pursuant to the guidance in the ASC, we (1) recorded the issuance of Preferred Stock and Common Stock at their respective estimated fair values as of June 29, 2010 and (2) recorded New Debt in an amount equal to the residual of (i) the carrying value of HCC Debt less (ii) the estimated fair values of such Preferred Stock and Common Stock.  New Debt has been apportioned between the Term A and Term B Loans on the basis of their relative fair values.  The amounts by which the apportioned Term Loans exceeded the respective stated amounts of principal are being amortized over the terms of the loans as  reductions of the interest expense that otherwise would arise from the stated cash interest rates.  The resulting effective interest rates are approximately 0.429% and 0.607%, for the Term A Loan and Term B Loan, respectively.  If, and when, any of the available pay-in-kind (where interest is added to principal) options are exercised, the effects of such elections will be recognized prospectively.

The Mergers of HEI and HEH involve non-substantive subsidiaries of Hallmark Cards. The Mergers were recorded at carry-over basis pursuant to the guidance of ASC 805-50 Business Combinations—Related Issues. HEIC and HEH did not have assets other than their investment in the Company; neither company had any liabilities.

The fair value estimates used in the accounting for the recapitalization are preliminary and are subject to change based on final valuations and finalization of the related costs.

The following table summarizes the accounting for the Recapitalization:

		In thousands
Pre-Recapitalization
HCC Debt		$1,161,918
Deferred debt issuance costs		(475)
Transaction costs		(3,596)
		$1,157,847

Post-Recapitalization
New Debt		$437,094
Preferred stock, $185,000 shares, $0.01 par value, $1,000 liquidation preference		185,000
Common stock, $0.01 par value		2,549
Additional paid-in capital
Fair values of new preferred stock and common stock, less liquidation preference and par value, respectively	$536,800
Transaction costs related to new preferred stock and common stock	(2,552)	534,248
Transaction costs related to the New Debt included in selling, general and administrative expense		(1,044)
		$1,157,847

See “Recapitalization of the Company” in Note 1 for information regarding the debt obligations owed to HCC immediately prior to the Recapitalization.

The aggregate maturities of related party long-term debt and future interest (assuming no utilization of the payment-in-kind options) for each of the five years subsequent to June 30, 2010, are as follows:

	Payments Due by Period
	Total	Less than 1 Year	2 Years	3 Years	4 Years	5 Years
	(In thousands)
Term A note, due December 31, 2013, interest payable quarterly to HCC at 9.5% per annum through December 31, 2011 and 12% thereafter	$276,579	$19,000	$21,513	$23,967	$212,099	$—
Term B note, due December 31, 2013, interest payable quarterly to HCC at 11.5% per annum through December 31, 2011 and 14% thereafter	167,092	13,225	14,673	16,078	123,116	—
	$443,671	$32,225	$36,186	$40,045	$335,215	$—

Senior Secured Note

In August 2003, the Company issued a senior note to HCC for $400.0 million. Cash payments for interest were not required from inception through June 29, 2010. The principal amount of the senior secured note accreted at 10.25% per annum, compounding semi-annually, to June 29, 2010.  At December 31, 2009, $758.8 million of principal and interest were included in the senior note payable in the accompanying consolidated balance sheet. The obligations under this note were terminated in connection with the Recapitalization.

Notes and Interest Payable to HCC

On December 14, 2001, the Company executed a $75.0 million promissory note with HCC.  Interest was payable in cash, quarterly in arrears five days after the end of each calendar quarter. The rate of interest under this note was LIBOR plus 5% per annum (5.29% at December 31, 2009). At December 31, 2009, $108.6 million is reported as note payable to Hallmark Cards affiliate and $1.5 million is reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. Interest of $6.3 million was paid in 2009, interest of $1.5 million was paid on January 5, 2010, interest of $1.4 million was paid on April 2, 2010, and interest of $1.4 million was paid on June 29, 2010. The obligations under this note were terminated in connection with the Recapitalization.

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC.  The rate of interest under this note was LIBOR plus 5% per annum (5.29% at December 31, 2009). At December 31, 2009, $170.1 million is reported as note payable to HCC and $2.3 million is reported as interest payable to HCC on the accompanying consolidated balance sheet. Interest of $9.8 million was paid in 2009, interest of $2.3 million was paid on January 5, 2010, interest of $2.2 million was paid on April 2, 2010, and interest of $2.3 million was paid on June 29, 2010. The obligations under this note were terminated in connection with the Recapitalization.

On March 21, 2006, the Company converted approximately $70.4 million of its payable to a a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC. The rate of interest under this note was LIBOR plus 5% per annum (5.29% at December 31, 2009). At December 31, 2009, $62.0 million is reported as note payable to HCC and $838,000 is reported as interest payable to HCC on the accompanying consolidated balance sheet. Interest of $3.6 million was paid in 2009, interest of $838,000 was paid on January 5, 2010, interest of $814,000 was paid on April 2, 2010, and interest of $820,000 was paid on June 29, 2010.  The obligations under this note were terminated in connection with the Recapitalization.

Interest Paid to HCC

Interest expense paid to HCC in connection with the JPMorgan Chase Bank credit facility was $850,000 for the three months ended June 30, 2009, and $0 for the three months ended June 30, 2010. Interest expense paid to HCC in connection with the credit facility was $998,000 for the six months ended June 30, 2009, and $2,000 for the six months ended June 30, 2010.

Hallmark Guarantee; Interest and Fee Reductions

Hallmark Cards has provided to JPMorgan Chase Bank under the credit facility the Hallmark Cards facility guarantee.  The guarantee is unconditional for obligations of the Company under the bank credit facility.  If any payment is made on the guarantee, it will be treated as a purchase of the lending bank’s interest in the credit facility. Prior to April 2009, Hallmark Cards’ credit support for the Company’s bank credit facility consisted of supplying a letter of credit.

The above mentioned credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards.  On April 1, 2009, the interest rate and commitment fees under the renewed credit facility increased and we began paying Hallmark Cards a smaller reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%. Commitment fee expense for both the three months ended June 30, 2009 and 2010, was $10,000. Commitment fee expense for the six months ended June 30, 2009 and 2010, was $25,000 and $22,000, respectively.

Other Agreements with Hallmark Cards and Affiliates

See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations below for discussion regarding other agreements with Hallmark Cards and its affiliates.

6. Related Party Transactions

Tax Sharing Agreement

Overview

On March 11, 2003, Crown Media Holdings became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “tax sharing agreement”). Hallmark Cards includes Crown Media Holdings in its consolidated federal income tax return.  Accordingly, Hallmark Cards has benefited from subsequent tax losses and may benefit from future federal tax losses, which may be generated by Crown Media Holdings.  Based on the tax sharing agreement, Hallmark Cards has agreed to pay Crown Media Holdings all of the benefits realized by Hallmark Cards as a result of including Crown Media Holdings in its consolidated income tax return.  Through December 31, 2009, these benefits have been paid 75% in cash on a quarterly basis with the balance applied as an offset against other amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets.  As a result of the Recapitalization, the tax agreement has been amended to provide that 100% of any such benefit will be deferred for application against future tax liabilities of the Company.  Pursuant to the amendment to the tax sharing agreement in August 2003, the benefit that would otherwise result from interest accrued on the 10.25% senior secured note will not be available to the Company until such interest is paid in cash. As a result of the Recapitalization, such interest accrued from January 1, 2010, through June 29, 2010, will be treated as a deduction under the amended tax sharing agreement.

The Company owed Hallmark Cards $8.5 million under the tax sharing agreement for 2009. The liability was satisfied on June 29, 2010, in connection with the Recapitalization. The Company owed $1.5 million under the amended tax sharing agreement for the six months ended June 30, 2010, a reduction of $3.2 million from the March 31, 2010, estimated amount owed of $4.7 million. Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as additions to paid-in capital in the accompanying consolidated statements of stockholders’ (deficit) equity. Any amounts owed or payments made to Hallmark Cards or to any member of the Hallmark Cards consolidated group under the tax sharing agreement have been recorded as reductions to paid-in capital in the accompanying consolidated statements of stockholders’ (deficit) equity.

The first payment by the Company pursuant to the amended tax sharing agreement will occur after the first full quarter following the closing of the Recapitalization Transactions and will be made in respect of the period commencing from January 1, 2010, through the last day of the first full quarter following the closing. The Company expects to make its first cash payment through the third quarter of 2010 on December 15, 2010, for tax liabilities incurred under the tax sharing agreement as amended.

Historically, the Company has accounted for income taxes as if it were a separate taxpayer not included in the consolidated tax return of Hallmark Cards.  For tax purposes, the recapitalization generated cancellation of debt income which is currently estimated at approximately $200.0 million.  Accordingly, the Company is expected to generate federal and state taxable income for both regular tax and alternative minimum tax (“AMT”) purposes.  For regular tax purposes, this income will be fully offset by net operating loss carryforwards.  However, for federal AMT purposes, loss carryforwards can be used against AMT income but are limited to 90% of AMT income.  As a result, the Company has recorded an income tax expense of approximately $2.9 million for the estimated AMT in its consolidated statements of operations.

However, as a result of being included in the consolidated tax return of Hallmark Cards, this AMT expense is not required to be paid to the Internal Revenue Service nor to Hallmark Cards under the tax sharing agreement. Accordingly, the Company has reduced the liability for the aforementioned AMT and credited paid-in capital. The net result for AMT calculated as if the Company is a separate taxpayer is a charge to the consolidated statements of operations and a corresponding credit to paid-in capital.

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, and cash management services and real estate consulting services.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards’ services were $455,000 for 2009 and are scheduled to be $387,000 for 2010. The Company has timely paid and will continue to timely pay the monthly amounts due in 2009 and 2010.  Intercompany service fee expense for the three months ended June 30, 2009 and 2010, was $114,000 and $97,000, respectively. Intercompany service fee expense for the six months ended June 30, 2009 and 2010, was $228,000 and $194,000, respectively.

At December 31, 2009, and June 30, 2010, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $15.2 million and $0, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. The $15.2 million outstanding at December 31, 2009, was satisfied on June 29, 2010, in connection with the Recapitalization. For the year ended December 31, 2009, and the six months ended June 30, 2010, out-of-pocket expenses and amounts paid to third parties on the Company’s behalf by Hallmark Cards  were $420,000 and $54,000, respectively.

Lease Guarantees with Hallmark Cards

On February 24, 2010, the Company executed a letter of credit/guaranty commitment with respect to certain lease agreement with 12700 Investments, Ltd. for the office space at 12700 Ventura Boulevard, Studio City, California.   The landlord required that Crown Media United States, the entity which executed the lease, provide a letter of credit of $1.6 million securing certain obligations of Crown Media United States.  Consequently, Hallmark Cards has agreed to guarantee the issuer of such letter of credit against any loss thereon pursuant to the guaranty. As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States has agreed to pay Hallmark Cards a fee which equals 0.75% per annum of the outstanding letter of credit obligation.  Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

On September 2, 2008, Hallmark Cards issued a guaranty for the benefit of Crown Media United States, which guaranty pertains to that certain lease agreement with Paramount Group, Inc. for the office space at 1325 Avenue of the Americas, New York, New York.  As a condition to executing the lease agreement, the landlord required Hallmark Cards to guaranty all obligations of Crown Media United States under the lease agreement.  As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States has paid Hallmark Cards a fee which equals 0.28% per annum of the outstanding obligation under the lease agreement. Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

7. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

VISN Management Corp. (“VISN,” a wholly-owned subsidiary of NICC, owns a $25.0 million company obligated mandatorily redeemable preferred interest in Crown Media United States (the “preferred interest”). On November 13, 1998, the Company, VISN, Vision Group Incorporated and Henson Cable Networks, Inc. signed an amended and restated company agreement governing the operation of Crown Media United States (the “company agreement”), which agreement was further amended on February 22, 2001, January 1, 2002, March 5, 2003, January 1, 2004, November 15, 2004 and December 1, 2005 (the “December 2005 NICC Settlement Agreement”).

Crown Media United States may voluntarily redeem the $25.0 million preferred interest at any time; however, it is obligated to do so no later than December 31, 2010. The terms of the Recapitalization required the Company to set aside in its own name an unspecified amount, not to exceed $25.0 million, for the sole purpose of redeeming the preferred interest.  The $15.0 million set aside as of June 30, 2010, is reflected as restricted cash in the accompanying condensed, consolidated balance sheet.  As of July 31, 2010, the Company had set aside $20.0 in this restricted fund.

On January 2, 2008, the Company and NICC resolved disputes amongst themselves and signed an agreement (the “Modification Agreement”) which, among other things, immediately extinguished NICC’s conditional right to require the Company to repurchase all of the shares of the Company’s Class A common stock then owned by NICC (“Put Right”).  In addition, the Modification Agreement also settled the dispute with respect to whether the Termination Payment provision expired with, or survived, the December 31, 2007 expiration of the December 2005 NICC Settlement Agreement. The Company agreed to pay NICC $3.8 million in three equal installments payable each January 20 of 2008, 2009 and 2010.  The Company also agreed to provide NICC a two-hour broadcast period granted each Sunday morning during the two year period ending December 31, 2009.  The Company is also obligated to pay NICC an estimated $3.7 million in yearly installments at the rate of 6% of the outstanding liquidation preference of the preferred interest.

During the three months ended June 30, 2009 and 2010, Crown Media United States paid NICC $40,000 and $0, respectively, related to the company agreement as amended. During the six months ended June 30, 2009 and 2010, Crown Media United States paid NICC $4.5 million and $2.8 million, respectively, related to the company agreement as amended.

8. Share-Based Compensation

Approximately 200,000 stock options expired, without being exercised, in August 2009 following the resignation of one of the Company’s executives in May 2009. Such options were fully vested at the time of resignation.

The Company recorded $266,000 of compensation benefit and $33,000 of compensation expense  associated with the employment and performance restricted stock units (RSUs) during the three months ended June 30, 2009 and 2010, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded $437,000 of compensation benefit and $109,000 of compensation expense  associated with the employment and performance restricted stock units (RSUs) during the six months ended June 30, 2009 and 2010, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

As of December 31, 2009, and June 30, 2010, there was no unrecognized compensation cost, related to non-vested stock options granted to the Company’s employees. The closing price of a share of the Company’s common stock was $1.45 on December 31, 2009, and $1.76 on June 30, 2010, which is used to calculate the RSU liability. As of December 31, 2009, and June 30, 2010, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company’s employees, in the amount of $190,000 and $136,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

The Company issued cash settlements related to the RSUs of $1.5 million during the year ended December 31, 2009, and $0 during both the three and six months ended June 30, 2010.

In May 2009, the then CEO terminated his employment and his share appreciation rights (“SARs”) were forfeited at that time. The Company recorded $131,000 and $247,000 in compensation benefit related to SARs for the three and six months ended June 30, 2009, on the Company’s condensed consolidated statement of operations as a component of selling, general and administrative expense.  The SARs were recorded as a liability until termination.

9.  Long Term Incentive Plan

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

In the first quarter of 2010, the Company granted LTI Agreements to each vice president, senior vice president and executive vice president of the Company.  The target award under each LTI Agreements is a percentage of the employee’s base salary and range from $25,000 to $536,000.  Of each award, 50% is an Employment Award and 50% is a Performance Award.  The Employment Award will vest on August 31, 2012, and be settled in cash within 30 days thereafter, subject to earlier pro rata settlement as provided in the LTI Agreement.  The Performance Award will vest on December 31, 2012, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2012, but by no later than March 15, 2013. Vesting of the Performance Award  will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2011, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

The Company recorded $119,000 and $288,000 of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the three months ended June 30, 2009 and 2010,  related to these agreements. The Company recorded $326,000 and $716,000 of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the six months ended June 30, 2009 and 2010,  related to these agreements. Additionally, the $540,000 and $1.3 million liability for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2009, and June 30, 2010.

10. Fair Value

The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments at December 31, 2009, and June 30, 2010.

	December 31, 2009		June 30, 2010
	Carrying	Significant Unobservable Inputs (Level 3) Fair	Carrying	Significant Unobservable Inputs (Level 3) Fair
	Amount	Value	Amount	Value
	(In thousands)

Senior secured note to HCC, including accrued interest	$758,755	$641,635	$—	$—
Note and interest payable to HCC	110,062	93,074	—	—
Note and interest payable to HCC	62,845	53,144	—	—
Note and interest payable to HCC	172,407	145,795	—	—
Term A note payable to HCC	—	—	272,966	190,865
Term B note payable to HCC	—	—	164,061	114,721
Company obligated mandatorily redeemable preferred interest	22,902	19,800	24,047	23,000

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

The Company estimates the fair value of its debt to HCC on a quarterly basis.  The Company utilized a discounted future cash flows method (which applies a discount rate to earnings projections for a period of years) to value the Company’s total invested capital.

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

Estimates of the fair value of certain of the Company’s financial instruments are presented in the tables above. As a result of recent market conditions, the Company’s debt obligations with HCC and the mandatorily redeemable preferred interest have limited or no observable market data available. Fair value measurements for these instruments are included in Level 3 of the fair value hierarchy of ASC Topic 820. These fair value measurements are based primarily upon the Company’s own estimates and are often based on its current pricing policy, the current economic and competitive environment, the characteristics of the instrument, credit and interest rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in an immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

The majority of the Company’s debt has been transacted with HCC.

11. Commitments and Contingencies

Lawsuit

On July 13, 2009, a lawsuit was brought in the Delaware Court of Chancery against each member of the Board of Directors of the Company, Hallmark Cards and its affiliates, as well as the Company as a nominal defendant, by a minority stockholder of the Company regarding the then proposed Recapitalization. The plaintiff is S. Muoio & Co. LLC which owns beneficially approximately 5.8% of the Company’s Class A common stock at the time of the complaint, according to the complaint and filings with the SEC. The lawsuit claims to be a derivative action and a class action on behalf of the plaintiff and other minority stockholders of the Company. The lawsuit alleges, among other things, that, the defendants have breached fiduciary duties owed to the Company and minority stockholders in connection with the Recapitalization transactions. The lawsuit includes allegations that the consummation of the Recapitalization transactions would result in an unfair amount of equity issued to the majority stockholders, thereby reducing the minority stockholders’ equity and voting interests in the Company, and that the majority stockholders would be able to eliminate the minority stockholders through a short-form merger. The complaint requested the court enjoin the defendants from consummating the Recapitalization transactions and award plaintiff fees and expenses incurred in bringing the lawsuit.

On July 22, 2009, a Stipulation Providing for Notice of Transaction (the ‘‘Stipulation’’) was filed with the Delaware Court of Chancery. The Stipulation provided that the Company could not consummate the transaction contemplated in the Recapitalization transactions until not less than seven weeks after providing the plaintiff with a notice of the terms of the proposed transaction, including copies of the final transaction agreements. If the plaintiff moved for preliminary injunctive relief with respect to any such transaction, the parties would establish a schedule with the Court of Chancery to resolve such motion during the seven week period. In addition, following the decision of the Court of Chancery, the Company would not consummate any transaction for a period of at least one week, during which time any party may seek an expedited appeal. The Stipulation further provided that the plaintiff would withdraw its motion for preliminary injunction filed on July 13, 2009 and that the action would be stayed until the earlier of providing the notice of a transaction or an announcement by the Company that it was no longer considering a transaction.

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

Notice of the terms of the proposed Recapitalization, including copies of the executed definitive documents for the Recapitalization, was provided to the plaintiff on March 1, 2010. On March 11, 2010, the plaintiff filed an amended complaint raising similar allegations of breach of fiduciary duty against Hallmark Cards and the director defendants and seeking rescission of the Recapitalization rather than a preliminary injunction enjoining the consummation of the Recapitalization, or alternatively, an award of rescissory damages. The plaintiff also filed a motion for expedited proceedings and a request that the Chancery Court set a trial date sometime in September 2010. Defendants have informed the Court that they do not oppose a trial in August or September 2010 but reserve the right to oppose rescission as an available or proper remedy.  On March 23, 2010, the Court notified the parties that the trial was scheduled for September 21, 2010. By July 2010, all depositions and discovery efforts were completed, unless further ordered by the court.

It is not currently possible to predict the outcome of the proceeding discussed above.  Legal fees incurred to defend the proceeding will be expensed as incurred.

From time to time, the Company, together with, in some instances, certain of its directors and officers is a defendant or codefendant in various other legal actions involving various claims incident to the conduct of its business.

12. Third Party Indemnity

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

In December 2009 the Company concluded that payments for residuals and participations under its liability to RHI would occur generally later than originally estimated in December 2006.  Accordingly, the Company reduced the carrying amount of the liability by $682,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations. In July 2010, the Company received notification of pending requests for payments of approximately $8.0 million related to exploitation of the Crown Library through mid-2010.  Accordingly, the Company increased the carrying amount of the liability by $155,000 and recognized a corresponding loss from sale of film assets in the accompanying statement of operations.

Carrying amounts of this liability of $13.9 million and $14.1 million as of December 31, 2009, and June 30, 2010, respectively, are included in accrued liabilities on the accompanying consolidated balance sheets.  The aggregate amount of payments that the Company will make under this obligation is dependent upon the relative success RHI achieves in exploiting these film assets.  However, in no event will the actual cash payments under this obligation exceed $22.5 million.  The timing of such payments is dependent upon not only the timing of RHI’s exploitation of these film assets but RHI’s administrative processes by which it will request payments from the Company. Accordingly, it is likely that, during the remaining term of this liability, the carrying amount will be adjusted as additional information becomes available to the Company.

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

Description of Business and Overview

Current Business

We own and operate the Channels. With 89.8 million subscribers (as provided by Nielsen Research) in the United States at June 30, 2010, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. At December 31, 2009, the Hallmark Channel was the 38th most widely distributed advertising-supported cable channel in the United States with 88.3 million subscribers (as provided by Nielsen Research). For the second quarter of 2010, the Hallmark Channel finished the quarter as the 23rd highest rated advertising-supported cable channel for total day household ratings and the 23rd highest rated advertising-supported cable channel in prime time as measured by Nielsen Research.

We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005.  Programming on the Hallmark Movie Channel consists primarily of movies and mini-series. The Hallmark Movie Channel has generated subscriber fees and advertising revenue since 2005. As distribution continues to expand, the financial contribution of the Hallmark Movie Channel may grow, including increases in advertising and subscription revenue. The Hallmark Movie Channel is operated through Crown Media Holdings’ existing infrastructure at a small incremental cost.  In April 2008, we began distributing the Hallmark Movie Channel HD in high definition format, resulting in additional costs; however, we expect that this additional format will continue to contribute to subscriber growth for the Hallmark Movie Channel.  See below for information regarding a high definition version of the Hallmark Channel.

At June 30, 2010, the Hallmark Movie Channel was distributed to over 35.8 million subscribers, an increase of nearly 6.7 million subscribers from 29.1 million at December 31, 2009. This increase in distribution, particularly in certain key markets, and a greater number of advertising spots has contributed to improved Hallmark Movie Channel revenue in 2010 and should continue to do so through the remainder of the year. In the second quarter of 2010, we began selling Hallmark Movie Channel inventory to advertisers based on audience guarantees, which has increased and will continue to increase our ability to grow revenues from that channel.

Current Challenges

The Company faces numerous operating challenges. Among them are increasing viewership ratings, maintaining and increasing advertising revenue, maintaining and expanding the distribution of the Channels, broadening viewership demographics to meet our target audience, and controlling costs and expenses.

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals.  Our ratings declined from 14th in total day viewership and 10th for prime time in 2009 to 23rd in total day viewership and 23rd for prime time in 2010.  We believe our ratings are affected by our ability to (i) acquire and produce series and movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate the Hallmark Channel’s highest ratings. In the past, the Company has typically incurred additional marketing and promotional expenses surrounding original productions and certain acquired movies to drive higher ratings. Certain acquired series delivered historically strong ratings, but recently they have been part of the decline experienced in viewer ratings. In order to reverse the recent decline in ratings, we plan to continue or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the expenses relating to these actions.

Our recent agreements with Martha Stewart Living Omnimedia, including the acquisition of exclusive rights to the live daytime lifestyle program The Martha Stewart Show and rights to the extensive library of Martha Stewart branded lifestyle programming, represent a key part of our strategy to attract viewers that appeal to relatively higher CPM advertisers.  We introduced this lifestyle programming in various dayparts in the second quarter of 2010, leading to the September 2010 premier of The Martha Stewart Show on the Hallmark Channel.  Additionally in September, Hallmark Channel will premier several other original lifestyle shows for the daytime lifestyle block.  These program changes have resulted and may result at least initially in reductions in the ratings delivery of the Channel, but our plan is that, over time, these changes will increase our revenue through the delivery of a more targeted demographic and attraction of higher CPM advertisers.

Prior to the second quarter of 2010, the Hallmark Movie Channel had not been the subject of ratings measurement by Nielsen Media Research. Since then, however, the Hallmark Movie Channel has had Nielsen ratings and we have been selling advertising inventory for the Hallmark Movie Channel based on a price per unit of audience measurement.

Advertising Revenue

The overall improvement in the economy during the first six months of 2010 had a favorable impact on cable advertising rates, including the rates for our inventory.  Our second quarter scatter market inventory was sold at rates 22% above rates in the second quarter 2009 scatter market and 74% above the rates for second quarter 2010 inventory sold in the upfront.  Additionally, direct response rates were down by 11% compared to that inventory sold in the same period of 2009.   Although our CPMs (i.e., advertising rates per thousand viewers) in the second quarter of 2010 were higher than the same period of 2009, our delivery of our key demographic, women 25-54, was substantially lower than prior periods.  Our demographic delivery in the second quarter of 2010 was lower than the previous quarter and lower than the same period of 2009.  This lower demographic delivery more than offset gains in our CPMs resulting in lower advertising revenue in the second quarter of 2010 compared to the second quarter of 2009.

In the 2010/2011 upfront process representing the sale of our inventory for the last quarter of 2010 and the first three quarters of 2011, we entered into agreements with major advertising firms representing approximately 44% of our advertising inventory.  In the prior year 2009/2010 upfront we sold approximately 40% of our inventory.  The 2010/2011 inventory was sold at CPMs over 20% higher than the inventory sold in the 2009/2010 upfront, including significant increases in rates related to our new lifestyle programming block.  The Company will sell the balance of the general rate inventory for the 2010/2011 broadcast season to advertisers that purchase upfront inventory on a calendar year basis, rather than an advertising year basis, and in the scatter marketplace. Additionally, we sold approximately 37% of the Hallmark Movie Channel’s available inventory in the 2010/2011 upfront.

Following the upfront period, sales of our general rate, direct response and paid-programming inventory are made closer to the timing of the actual advertisement.  As compared to the upfront sales for the same periods, scatters rates in the second quarter of 2010 were 74% higher.

Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. In prior years, cancellations of upfront contracts were unusual. During the twelve months period ended September 2009 comprising the 2008/2009 broadcast season, advertisers canceled approximately 13% of the inventory covered by such contracts.  The Company sold the balance of the 2008/2009 general rate inventory, including that resulting from the cancellations, in the scatter market.  Advertisers cancelled a total of 3% of the inventory covered by upfront contracts during the second quarter of 2010 as compared to 21% during the second quarter of 2009.

The Company was able to sell the Martha Stewart programming time block at rates 117% higher than prior year’s rates during that same time block.

Distribution Agreements

Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from June 30, 2010, through December 2023, inclusive of renewal options. Agreements representing an additional 5% of subscribers to the Hallmark Channel will expire prior to December 31, 2010.

Our agreement with National Cable Television Cooperative (“NCTC”), representing approximately 12% of our total Hallmark Channel subscriber base, expired in December 2009. Since then, we entered into a series of extensions with NCTC, the last of which expired May 7, 2010. The Company is currently in negotiations with the National Cable Television Cooperative and anticipates that an agreement will be completed in the third quarter of 2010. In the mean time, we continue to distribute the Channels to NCTC member operators, generally in accordance with the provisions of the most recently expired agreement.  Due to lack of an agreement from May 8, 2010, through June 30, 2010, the Company recognized revenue on a cash basis; thus, causing a decrease in advertising revenue during that period.

The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 90 million or more subscribers.  Our goal is for the Hallmark Channel to reach 91 million subscribers and the Hallmark Movie Channel to reach 40 million subscribers by the end of 2010.

Demographics

As pay television channels draw audience share, audience demographics (i.e., viewers categorized by characteristics such as age, gender and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on channels which attract the desired viewer demographic.

We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54.  However, the average median age of a viewer of the Hallmark Channel was 59.5 in 2009.  In order to achieve our revenue goals, we need to draw in our target audience.  Broadcasts of The Martha Stewart Show and other Martha Stewart Living productions on the Hallmark Channel, commencing in September 2010, are key parts of our efforts to attract our target audience over time.

Launch of High Definition

We launched a high definition version of the Hallmark Channel in February 2010.  The costs for this launch were approximately $5.0 million, of which a non-cash charge of $4.4 million was recognized in December 2009 in connection with the terminations of two existing channel delivery agreements. The Company may also incur additional costs including the cost of converting certain television series to high definition.  The launch of a high definition version furthers the Company’s efforts to maintain competitiveness.

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

In the past, we have generally paid certain television distributors up-front subscriber acquisition fees to obtain initial carriage on domestic pay distributor systems. Subscriber acquisition fees that we paid in the past were capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. If the amortization expense exceeds the revenue recognized on a per distributor basis, the excess amortization is included as a component of cost of services. At the time we sign a distribution agreement and periodically thereafter, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

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

Our channels are broadcast 24 hours per day. Our advertising inventory comprises the commercial load or advertising capacity of the program hours in which we intend to broadcast licensed program content.  The volume of inventory that we have available for sale is determined by the number of our channels (i.e., two), our chosen commercial load per hour and the number of broadcast hours in which we air licensed program content.  Sales of advertising inventory for cash are decreased by our need to reserve inventory for the use of ADUs.

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

Effects of Transactions with Related and Certain Other Parties

In 2010 and in prior years, we entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, trademark licenses, an administrative services agreement, a tax sharing agreement and the Recapitalization, including the loans under the Credit Agreement, a registration rights agreement and a stockholders agreement. For information regarding such transactions and transactions with other related parties, please see “Effects of Transactions with Related and Certain Other Parties” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2009, and “The Recapitalization” in the Company’s Schedule 14C Information Statement filed with the SEC on May 21, 2010. Also, please see Notes 1, 5 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Credit Agreement

Pursuant to the Recapitalization, the Company and HCC entered into a Credit Agreement providing for the restructuring of approximately $315.0 million principal amount of the HCC Debt into new debt instruments on terms including the following:

• Maturity:  The maturity of the New Debt will be December 31, 2013.

• Tranches:  The New Debt includes two tranches:

• Term A Loan of $200.0 million is cash pay and bears interest at the rate of 9.5% per annum through December 31, 2011, and 12% thereafter.

• Term B Loan of $115.0 million allows PIK through December 31, 2010 and requires interest to be paid in cash only for the quarterly periods beginning on January 1, 2011. The interest rate is 11.5% through December 31, 2011, and 14% thereafter.

The Company has the option to PIK up to three quarterly cash payments in the aggregate for the Term A Loan and the Term B Loan. Contractual PIK payments under the Term B Loan will not reduce the number of optional PIK payments available to the Company, and if the Company opts to PIK both the Term A Loan and the Term B Loan cash payments in a single quarter, then that will count as two of the Company’s three quarterly PIK options.

Default Interest:    The Company will be required to pay interest on its obligations to HCC at an interest rate equal to the original interest rate applicable to such obligations plus 2% if: (i) any amount of principal of the New Debt is not paid when due; (ii) any amount payable under any Fundamental Document (as defined in the Credit Agreement) is not paid when due; or (iii) an Event of Default (as described below) exists.

Prepayment:    The New Debt is prepayable at any time at par plus accrued interest.

Mandatory Prepayments:    The following amounts must be used to prepay the New Debt. All net cash proceeds from asset sales or other dispositions, except to the extent such net cash proceeds are reinvested in productive assets of a kind then used or usable in the business of the Company or its subsidiaries within 180 days of the sale or other disposition; 100% of net cash proceeds from equity issuances; 100% of net cash proceeds from debt issuances (exclusive of the bank credit facility); 75% of Excess Cash Flow (as defined in the Credit Agreement); and upon the sale of assets in advance of a condemnation proceeding, or following the occurrence of a casualty or condemnation for which the Company or its subsidiaries have received proceeds, any such proceeds in excess of the amount used to replace the subject assets. Prepayments must be applied in the following order (i) first to PIK interest on the Term A Loan (ii) then to principal on the Term A Loan (iii) then to PIK interest on the Term B Loan, and (iv) finally to principal on the Term B Loan.

Acceleration:    The principal and interest on the New Debt will become immediately due and payable upon a change in control arising from (i) a Premium Transaction (as described below under “Stockholders Agreement”) or (ii) a transaction approved by the Company’s Board of Directors.  Upon an Event of Default, HCC may declare the principal and interest on the New Debt due and payable, without presentment, demand, protest or other notice.

Collateral:   The obligations under the Credit Agreement are secured by substantially all of the Company’s assets. This security interest is subordinate to the lender’s security interest under the bank credit facility.

Affirmative Covenants:    Under the Credit Agreement, the Company and its subsidiary guarantors will, among other things:

(i)      Provide annual and quarterly financial statements and compliance certificates to HCC.

(ii)     Maintain their corporate existence and material rights, licenses and permits and comply in all material respects with applicable law.

(iii)    Keep their tangible properties that are material to the business in good repair and working condition and their assets of an insurable character.

(iv)    Provide prompt notice to HCC of material events including any Event of Default, any material adverse change in the party’s condition or operations or any event which could reasonably be expected to materially and adversely affect performance of such party’s obligations to HCC, result in a Material Adverse Effect (as defined in the Credit Agreement) or otherwise cause the loss of more than 7.5 million subscribers.

(v)     Provide prompt notice to HCC of the institution of any action or investigation by any governmental authority or material development in any action or investigation, which might, if adversely determined, reasonably be expected to have a material adverse effect or otherwise cause the loss of more than 7.5 million subscribers.

(vi)    Upon HCC’s request, take all actions necessary to register copyrights or trademarks.

(vii)   Defend the collateral against liens other than permitted encumbrances.

(viii)  Notify HCC of any potential violation of, non-compliance with or potential liability under, any environmental laws which could reasonably be expected to have a material adverse effect.

(ix)     Upon HCC’s request, obtain credit ratings issued by Moody’s or S&P.

Negative Covenants:    The Credit Agreement includes restrictions on the ability of the Company and its subsidiary guarantors (the “Credit Parties”) to, among other things:

(i)      Incur additional indebtedness, subject to certain exceptions including, but not limited to, indebtedness in respect of secured purchase money financings not to exceed $30.0 million at any time, ordinary trade payables, indebtedness to another Credit Party and the $30.0 million revolving credit facility.

(ii)     Incur liens on any collateral, subject to certain exceptions including, but not limited to, subordinated liens in favor of guilds as required by collective bargaining agreements and liens incurred in the ordinary course of business.

(iii)    Incur guaranties, subject to certain exceptions including, but not limited to, certain guaranties that would constitute investments.

(iv)    Make investments or payments, subject to certain exceptions including investments of less than $5 million in the aggregate to entities that are not wholly-owned subsidiaries, intercompany advances, payments to other Credit Parties and to Hallmark Cards pursuant to the terms of a service agreement.

(v)     Sell, lease, transfer, license, or otherwise dispose of (A) movies or television programs other than in the ordinary course of business (provided that the Company will not be entitled to sell, transfer or alienate its entire interest items of such products with an aggregate value in excess of $5 million), (B) channels owned or operated by the Credit Parties or (C) other property except de minimus dispositions made in the ordinary course of business.

(vi)    Sell, discount or otherwise dispose of notes, accounts receivable, or other obligations owing to HCC except in the ordinary course of business.

(vii)   Make or incur obligations to make capital expenditures in excess of $10.0 million for fiscal year 2010, $5.0 million for fiscal year 2011, $5.0 million for fiscal year 2012, and $5.0 million for fiscal year 2013.

(viii)  Amend any material agreement in a manner materially disadvantageous to HCC.

(ix)     Enter into any agreement prohibiting the creation or assumption of liens upon the properties or assets of the Credit Parties or requiring an obligation to be secured if some other obligation is secured.

(x)      Enter into any interest rate protection agreement or currency agreement other than for bona fide hedging purposes.

(xi)     Permit the Cash Interest Coverage ratio (as defined in the Credit Agreement) of the Company and its consolidated subsidiaries, as at the end of each fiscal quarter, to be less than 2.0:1.0.

Events of Default:    The Credit Agreement defines “Events of Default” to include the following:

(i)      Any representation or warranty made by any Credit Party in the Credit Agreement, other Fundamental Document or in any document furnished to HCC pursuant to the Credit Agreement or other Fundamental Document, is proven to have been false or misleading in any material respect.

(ii)     Default in the payment of any principal of or interest on the New Debt (subject to a five day grace period) or other fees payable by the Company under the Credit Agreement.

(iii)    Default by any Credit Party in the performance of the covenant requiring notice of material events, any other negative covenant or the requirement to establish the NICC reserve account.

(iv)    Default by any Credit Party in the performance of any other covenant or agreement contained in the Credit Agreement or any Fundamental Document, continuing unremedied for thirty days after the defaulting party obtains knowledge thereof or receives written notice from HCC.

(v)     Default with respect to any indebtedness of any Credit Party in excess of $1.0 million when due or the performance of any obligation relating to such indebtedness, if the effect is to accelerate or permit the acceleration of the maturity of such indebtedness.

(vi)    Any Credit Party does not pay its debts as they become due or admits in writing its inability to pay its debts, makes a general assignment for the benefit of creditors or is subject of a voluntary or involuntary bankruptcy or similar proceeding.

(vii)   Final judgments for payments in excess of $1.0 million are rendered in the aggregate against any Credit Party that is not discharged or stayed pending appeal within thirty days from the entry of the judgment.

(viii)  The Credit Agreement or other Fundamental Document ceases to be in full force and effect.

(ix)     The Credit Parties fail to maintain employee benefit plans in accordance with ERISA.

(ix)     The Company defaults on the NICC Preferred Interest and such default is not remedied, cured, waived or consented to within the grace period with respect thereto.

(xi)     Any demand for payment is made pursuant to Hallmark Card’s guaranty with respect to the bank credit facility.

Stockholders Agreement

Pursuant to the Recapitalization, the Company, Hallmark Cards and HCC entered into the Stockholders Agreement which provides for, among other things, the following.

Standstill Provisions:    Hallmark Cards will not, and will cause its controlled affiliates not to, acquire any additional shares of Common Stock (including pursuant to a short form merger) until December 31, 2013 except:

(i)      acquisitions that are effected with the prior approval of a special committee of the Board of Directors comprised solely of independent, disinterested directors;

(ii)     acquisitions in connection with the conversion of Preferred Stock;

(iii)    in the event that the Company issues additional shares of capital stock, such additional shares as are necessary to ensure that Hallmark Cards continues to hold at least the same percentage of the shares of all classes of the Company’s capital stock as Hallmark Cards owned immediately prior to such issuance; and

(iv)    acquisitions effected between January 1, 2012 and December 31, 2013 and either (x) in connection with certain Premium Transactions (as defined below) or (y) pursuant to a tender offer by Hallmark Cards or its affiliates for all of the outstanding shares of Common Stock, provided the holders of Common Stock not affiliated with Hallmark Cards tender, in the aggregate, at least a majority of the shares of Common Stock held by all such stockholders at such time.

“Premium Transaction” means a transaction involving the sale or transfer by HCC of its shares of Common Stock to a third party (by merger or otherwise) in which all stockholders unaffiliated with Hallmark Cards are entitled to participate and are entitled to receive both (i) consideration equivalent in value to the highest consideration per share of Common Stock received by HCC in connection with such transaction, and (ii) a premium of $0.50 per share of Common Stock (subject to adjustment for any stock splits, combinations, reclassifications, adjustments, sale of Common Stock by the Company, or sale of Common Stock by HCC pursuant to a public offering or block trade as described above, or any similar transaction). For the avoidance of doubt, the aggregate premium shall not exceed $17,400,880, which is the product of the number of outstanding shares owned by minority stockholders as of the date of the Master Recapitalization Agreement multiplied by $0.50. Also, for the avoidance of doubt, HCC may effectuate a Premium Transaction pursuant to a short-form merger (or other merger) between the Company and HCC or any purchaser of its shares, so long as the holders of Class A Common Stock not affiliated with HCC receive the consideration provided for in this paragraph in connection with such merger.

Co-sale Provisions:    Until December 31, 2013, HCC will not sell or transfer its Common Stock to a third party except:

(i)      to an affiliate of Hallmark Cards or pursuant to a bona fide pledge of the shares to a lender that is not an affiliate of Hallmark Cards (collectively, a “Permitted Transfer”);

(ii)     with the prior approval of a special committee of the Board of Directors comprised solely of independent disinterested directors; or

(iii)    after January 1, 2012 until December 31, 2013 (x) in a Premium Transaction or (y) pursuant to a public offering or block trade in which to the knowledge of HCC, no purchaser (together with its affiliates and associates) acquires beneficial ownership of a block of shares of the Company in such transaction in excess of 5% (in the case of a public offering) or 2% (in the case of any block trade) of the outstanding Common Stock.

From and after January 1, 2014 until the earlier of December 31, 2020 and such time as Hallmark Cards and its controlled affiliates no longer beneficially own a majority of the Common Stock, HCC will not sell or transfer, in one or a series of related transactions, a majority of the outstanding shares of Common Stock to a third party, unless (x) in a Permitted Transfer, (y) with the prior approval of a special committee of the Board of Directors or (z) all stockholders unaffiliated with Hallmark Cards will at Hallmark Card’s option be entitled to either participate in such transaction on the same terms as HCC or receive cash consideration equivalent in value to the highest consideration per share of Common Stock received by HCC in connection with such transaction.

Subscription Rights:    Except as otherwise set forth below, any time the Company proposes to issue equity securities of any kind, including any warrants, options or other rights to acquire equity securities and debt securities convertible into equity securities (“Proposed Securities”), the Company will:

(i)      give written notice setting forth in reasonable detail (w) the designation and all of the terms and provisions of the Proposed Securities, including the voting powers, preferences and relative participating, optional or other special rights, and the qualification, limitations or restrictions thereof and interest rate and maturity, (x) the price and other terms of the proposed sale of such securities, (y) the amount of such securities proposed to be issued, and (z) such other information as HCC reasonably requests in order to evaluate the proposed issuance; and

(ii)     offer to issue to HCC or its affiliate a portion of the Proposed Securities equal to a percentage (the “Fully Diluted Ownership Percentage”) determined by dividing (x) the number of shares owned by HCC and its affiliates immediately prior to the issuance of the Proposed Securities by (y) the total number of shares of Common Stock then outstanding, including for purposes of this calculation all shares outstanding on a fully diluted basis.

If the Proposed Securities are to be issued to employees of the Company or its affiliates as compensation with the approval of the Board of Directors (the “Employee Proposed Securities”), the Company must comply with the following:

(i)      If the Employee Proposed Securities are shares of capital stock, subject to vesting or other similar conditions (“Restricted Stock”), then HCC and, if applicable, its affiliates have the right to purchase capital stock of the same class as the Restricted Stock but which is not subject to vesting or other similar conditions. HCC or its affiliates may purchase up to the number of shares of capital stock equal to the number of shares of Restricted Stock to be issued multiplied by a fraction, the numerator of which is the Fully Diluted Ownership Percentage and the denominator of which is 100% minus the Fully Diluted Ownership Percentage. The purchase price for such securities will be the fair market value of the Restricted Stock on the date of issuance.

(ii)     If the Employee Proposed Securities are options to acquire capital stock of the Company, then the issuance of the Proposed Securities will be deemed to occur upon the exercise of the options and not upon the issuance of the options, and HCC and, if applicable, its affiliates, will have the right to purchase, prior to the expiration of ten (10) business days after receipt of notice of such exercise from the Company, capital stock of the same class as the underlying security. HCC or its affiliates may purchase up to the number of shares of capital stock equal to the number of shares of the underlying security to be issued upon the exercise of such Employee Proposed Securities multiplied by a fraction, the numerator of which is the Fully Diluted Ownership Percentage and the denominator of which is the quantity 100% minus the Fully Diluted Ownership Percentage. The issuance price will be deemed to be the fair market value of the underlying security on the date of exercise and not the exercise price of the option or right.

If the Proposed Securities are options or rights to acquire capital stock of the Company but are not Employee Proposed Securities, then the issuance of the Proposed Securities will be deemed to occur upon the exercise of the options or rights and not upon the issuance of the options or rights, and HCC and, if applicable, its affiliates have the right to purchase capital stock of the same class as the underlying security. HCC or its affiliates may purchase up to the number of shares of capital stock equal to the number of shares of the underlying security to be issued upon the exercise of such Proposed Securities multiplied by a fraction, the numerator of which is the Fully Diluted Ownership Percentage and the denominator of which is the quantity 100% minus the Fully Diluted Ownership Percentage. The issuance price will be deemed to be the sum of the purchase price for such options or rights, plus any additional consideration paid upon exercise of such options or rights.

HCC and, if applicable, its affiliates, must exercise their purchase rights within ten (10) business days after receipt of such notice from the Company. Upon the expiration of the offering period, the Company will be free to sell such Proposed Securities that HCC and its affiliates have not elected to purchase during the ninety (90) days following such expiration on terms and conditions no more favorable to the purchasers thereof than those offered HCC and its affiliates.

The majority of the obligations of Hallmark Cards set forth in the Stockholders Agreement will terminate upon a payment default on the New Debt, subject to a 60-day cure period. The Stockholders Agreement also terminates on the earliest of (i) such time as Hallmark Cards and its controlled affiliates cease to hold a majority of the Common Stock, (ii) such time as Hallmark Cards and its affiliates own all of the outstanding Common Stock and (iii) December 31, 2020.

Inapplicability of Prior Stockholders Agreement:    As a result of the Mergers and the terms of the Stockholders Agreement, Hallmark Cards will no longer be subject to the prior stockholders agreement with the Company. The prior stockholders agreement among the Company and its largest stockholders set forth certain corporate governance rights, and limitations on the Company’s ability, directly or indirectly, to enter into any material contracts or transactions with any affiliate of certain stockholders, including a wholly-owned subsidiary of Hallmark Cards, unless certain conditions were met.

Registration Rights Agreement

In connection with the Recapitalization, the Company, HCC and any prior stockholders of HEIC that execute a joinder are parties to a Registration Rights Agreement (the “Registration Rights Agreement”) relating to the shares of Common Stock (i) issued to HCC or any joined party in connection with the Mergers, (ii) issuable to HCC upon conversion of the HCC Debt and upon conversion of the Preferred Stock, (iii) acquired by HCC pursuant to its subscription rights as set forth in the Stockholders Agreement and (iv) issued as a dividend or other distribution with respect to, or in exchange for or in replacement of the shares of Common Stock referred to in clauses (i)—(iii) (the shares described in clauses (i)—(iv) collectively, the “Registrable Securities”). The Registration Rights Agreement grants (i) three (3) demand registration rights exercisable by the holders of a majority of the Registrable Securities, (ii) three (3) resale shelf demand rights exercisable by holders of a majority of the Registrable Securities and (iii) unlimited piggyback rights. The expenses of any of these registrations will be borne by the Company.

Preferred Stock Terms

In connection with the Recapitalization, the Company issued to HCC 185,000 shares of Preferred Stock.  The terms of the Preferred Stock include the following:

Dividends:    No dividends will accrue or be payable from the date of issue of the Preferred Stock through December 31, 2010. Cumulative dividends will accrue from and after January 1, 2011 through December 31, 2011 at the rate of 14% per annum of the Original Issue Price. The “Original Issue Price” is $1,000 per share subject to adjustment in the event of any stock dividends, stock splits, stock distributions or combinations and other corporate actions having a similar effect with respect to the Preferred Stock. Cumulative dividends will accrue from and after January 1, 2012 at the rate of 16% per annum of the Original Issue Price. Until December 31, 2014, dividends are payable in cash or in additional shares of Preferred Stock, at the option of the Company. After December 31, 2014, dividends on the Preferred Stock are payable in cash only. The Preferred Stock will participate with the Common Stock as to any declared dividends on an “as converted” basis.

Optional Conversion:    Each share of Preferred Stock will become and remain convertible at the earlier of December 31, 2013, or upon a payment or refinancing of the New Debt (a “Refinancing”) at the option of the holder into a share of Common Stock at the rate equal to the Original Issue Price plus accrued and unpaid cash dividends with respect to such shares of Preferred Stock divided by the Preferred Conversion Price. “Preferred Conversion Price” was $2.5969 as of the closing of the Recapitalization, which price is subject to adjustments for stock splits, combinations, dividends, mergers, recapitalizations and other corporate actions having a similar effect with respect to the Preferred Stock and other adjustments as provided below under “Anti-Dilution Protection.”

Anti-Dilution Protection:    The Preferred Conversion Price will be subject to adjustment for stock splits, combinations, dividends, mergers, recapitalizations and other corporate actions having a similar effect with respect to the Preferred Stock. The Preferred Conversion Price will also be subject to adjustment on a full-ratchet basis in the event that the Company issues additional shares (other Board approved employee options or shares in an acquisition, merger or joint venture) at a purchase price less than the prevailing Preferred Conversion Price. Full-ratchet basis means an adjustment of the Preferred Conversion Price to the lowest consideration paid per share for the additional shares. Shares subject to options, other rights to acquire and convertible securities are deemed issued at their then exercise or conversion price.

Mandatory Redemption:    The Company must provide written notice (the “Excess Proceeds Notice”) to holders of Preferred Stock, when and as the Company receives, upon a refinancing of the New Debt, net proceeds from such refinancing in excess of the aggregate outstanding principal and interest amounts of New Debt (the “Excess Refinancing Proceeds”). Upon receipt of such notice, the holders of Preferred Stock may elect to apply such Excess Refinancing Proceeds to redeem (to the extent of funds legally available for such redemption) at the Redemption Price a number of the outstanding shares of Preferred Stock. The “Redemption Price” means a price per share equal to the Original Issue Price, plus an amount equal to any accrued but unpaid cash dividends with respect to such share, together with any other dividends declared but unpaid. If the Company receives any such requests, it must redeem on the twentieth day after delivery of the Excess Proceeds Notice, the number of outstanding shares of Preferred Stock set forth in all such notices received by the Company within fifteen days after delivery of the Excess Proceeds Notice. If the Excess Refinancing Proceeds are not sufficient to redeem all shares of Preferred Stock to be redeemed, the Company will redeem a pro rata portion of redeemable shares based on the holders’ respective redemption requests.

Optional Redemption:    The Company will be able to redeem the Preferred Stock at any time, upon 10-days written notice, at the Redemption Price.

Voting Rights:    The Preferred Stock will vote together with the Common Stock as a single class, with the Preferred Stock voting on an “as converted” basis.

Protective Provisions:    The consent of holders of more than 50% of the Preferred Stock, voting as a separate class, will be required to approve certain actions, including without limitation:

(i)      Any authorization, offer, sale or issuance of any equity securities pari passu or senior in right of liquidation, dividends or otherwise to the Preferred Stock or any additional shares of Preferred Stock.

(ii)     Repurchase or redemption of equity securities (other than from an employee following termination), or declaration or payment of any dividend on the Common Stock.

(iii)    Any sale, merger, liquidation or dissolution of the Company.

(iv)    Any significant acquisitions involving the payment, contribution or assignment by or to the Company or its subsidiaries of money or assets greater than $5,000,000.

(v)     Any action that adversely alters or changes the rights, preferences or privileges of the Preferred Stock.

(vi)    The issuance of any additional shares of Common Stock (other than pursuant to options outstanding on the Closing Date) or options or rights to acquire Common Stock.

(vii)   Except for certain indebtedness, liens and guaranties permitted by the Credit Agreement, authorization or issuance of any debt security unless the debt security has received the prior approval of the Board of Directors, or amendment of the terms of any agreement regarding material indebtedness of the Company, unless the amendment has been approved by the Board of Directors.

Liquidation Preference:    In the event of any liquidation or winding up of the Company, the holders of the Preferred Stock will be entitled to receive, in preference to the holders of the Common Stock, an amount equal to the greater of (x) the Original Issue Price per share plus accrued but unpaid cash dividends thereon, or (y) that amount that would be received by such holders on an “as converted” basis had all Preferred Stock been converted into Common Stock immediately prior to such liquidation or winding up. A consolidation, merger or other form of acquisition of the Company or a sale of all or substantially all of its assets will be deemed to be a liquidation or winding up for purposes of the liquidation preference.

Tax Sharing Agreement

In connection with the Recapitalization, the tax sharing agreement was amended, effective as of January 1, 2010. The amendment provides, among other things, that:

•              Hallmark Cards will not pay any Crown Tax Benefits (defined in the tax sharing agreement) in cash and instead will carry forward any such amounts to offset future Crown Tax Liability (defined in the tax sharing agreement);

•              the Company is allowed to deduct both cash-pay and pay-in-kind, or PIK, interest due to Hallmark Cards in calculating tax-sharing payments;

•              the conversion of the HCC Debt pursuant to the Recapitalization is not deemed the payment of interest expense to Hallmark Cards;

•              cancellation of indebtedness income resulting from the Recapitalization will be excluded from the calculation of tax sharing payments for the 2010 tax year; and

•              any amounts related to taxes owed to Hallmark Cards prior to December 31, 2009, was included in the HCC Debt.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three and six months ended June 30, 2009 and 2010, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information also are unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2009	2010	Change	2009	2010	Change
Revenues:
Subscriber fees	$15,860	$15,872	0%	$31,155	$32,866	5%
Advertising	51,921	49,826	-4%	107,215	101,136	-6%
Sublicense fees and other revenue	401	11	-97%	764	85	-89%
Total revenues	68,182	65,709	-4%	139,134	134,087	-4%
Cost of Services:
Programming costs	31,301	30,214	-3%	63,516	59,371	-7%
Operating costs	4,488	2,713	-40%	8,500	5,410	-36%
Total cost of services	35,789	32,927	-8%	72,016	64,781	-10%
Selling, general and administrative expense	11,195	12,642	13%	23,759	25,053	5%
Marketing expense	842	464	-45%	5,617	1,437	-74%
Loss from sale of film assets	—	155	100%	—	155	100%
Income before interest and income tax expense	20,356	19,521	-4%	37,742	42,661	13%
Interest expense	(25,678)	(25,606)	0%	(50,515)	(51,070)	1%
Income tax expense	—	(2,897)	100%	—	(2,897)	100%
Net loss	$(5,322)	$(8,982)	69%	$(12,773)	$(11,306)	-11%

Other Data:
Net cash provided by operating activities	$13,767	$21,017	53%	$13,382	$28,788	115%
Net cash used in investing activities	$(344)	$(715)	108%	$(648)	$(1,112)	72%
Net cash used in financing activities	$(11,905)	$(18,725)	57%	$(8,644)	$(19,940)	131%
Total domestic day household ratings (1)(3)	0.541	0.392	-28%	0.588	0.445	-24%
Total domestic primetime household ratings (2)(3)	0.871	0.662	-24%	1.016	0.738	-27%
Subscribers at period end	86,228	89,780	4%	86,228	89,780	4%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period April 1 through June 30 and January 1 through June 30.

Results of Operations

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2010

Revenue.  Our revenue, comprised primarily of subscriber and advertising fees, decreased $2.5 million or 3% in 2010 over 2009. Our subscriber fee revenue remained constant.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $651,000 and $526,000 for 2009 and 2010, respectively. The increase in subscriber revenue due to small contractual rate increases and significant growth in Hallmark Movie Channel subscribers was wholly offset by the accounting treatment of subscriber revenue for one multiple systems operator.

The $2.1 million or 4% decrease in advertising revenue is primarily due to declines in viewer ratings across demographic categories for 2010 compared to 2009. The ratings decline reduced the revenue from all inventory, including inventory used to satisfy deficiencies in audience delivery.  Audience deficiency unit revenue decreased $3.9 million from contra-revenue of $3.0 million for 2009, to contra-revenue of $6.9 million for the same period in 2010 as a result of such ratings declines, leading to a corresponding decrease in revenue recognized by the Company. CPM rates in the second quarter of 2010 increased by approximately 5% over the same period of 2009, thereby increasing revenues.  However, the increase in CPM rates was more than offset by the decline in ratings which reduced the value of the Company’s inventory.

We believe that changes to our program schedule in 2009 and through the second quarter of 2010, along with increased competition (including the availability of high definition distribution by competitors), contributed to a decline in ratings on the Hallmark Channel. From 2005 until early 2009, our programming schedule did not change significantly. Beginning in 2008, a number of programs that had previously received strong ratings began to experience ratings declines, and we placed television series in certain timeslots instead of movies or original productions.  Also, a number of programs in the schedule provided strong household ratings performance but less effective delivery of our key demographic, women age 25-54.  In 2009, we began to introduce new content into the schedule with the objective of increasing the delivery of women 25-54.  The schedule changes likely resulted in some viewer confusion, resulting in lower ratings.  We will continue to focus on program acquisitions, original program production and schedule changes that are intended to improve both the viewer ratings and the demographic delivery of the Hallmark Channel.

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

For the three months ended June 30, 2010, Nielsen ranked the Hallmark Channel 23rd in total day viewership with a 0.392 household rating and 23rd in primetime with a 0.662 household rating among the 78 cable channels in the United States market.

Cost of services. Cost of services as a percent of revenue decreased to 50% in 2010 as compared to 52% in 2009. This decrease results primarily from the effects of the 3% decrease in programming costs, discussed below, offset in part by the 4% decrease in advertising revenue discussed above.

Programming costs decreased $1.1 million or 3% from 2009. During 2009 and through the second quarter of 2010, except for Martha Stewart programming, we did not enter into any significant new third party license agreements. As a result, expiring program rights and the related amortization were not replaced in full with assets and amortization from newer license agreements. At this time, we do not expect significant program acquisitions for the rest of 2010.

Operating costs for 2010 decreased $1.8 million over 2009. The Company’s bad debt expense was $271,000 for 2009, as compared to $6,000 for 2010.  The decrease in bad debt expense is primarily due to certain advertising customers experiencing cash flow problems under generally poor economic conditions during 2009 and being unable to make timely payments. Additionally, salary and severance expense decreased $1.1 million due to terminations of employment and transponder and uplink expense decreased $364,000 due to contract termination.

We may incur additional costs subsequent to June 30, 2010, to obtain high definition versions of certain of our programming.

Selling, general and administrative expense.  Our selling, general and administrative expense for 2010 increased $1.5 million over 2009. Salary and severance expense decreased $3.4 million primarily due to terminations of employment in 2009. Additionally, commission expense increased $592,000 due to meeting quarterly advertising revenue expectations. Research expense increased $1.3 million due to the receipt of ratings for the Hallmark Movie Channel. Benefits expense increased $1.6 million due to an increase in bonus expense and an increase in insurance premiums.   Additionally, the Company recorded $1.0 million of debt issuance costs in conjunction with the Recapitalization.

Marketing expense.  Our marketing expense decreased 45% in the second quarter of 2010 versus the second quarter of 2009. The Company decreased its marketing spend in 2010 in part due to lower than expected advertising revenue and planned 2010 cost cutting measures, but is also waiting to allocate marketing resources towards the third quarter launch of the Martha Stewart programming. Marketing expenses are expected to increase during the third quarter of 2010 to promote the Hallmark Channel’s programming schedule, including the recently acquired Martha Stewart Living productions.

Loss from sale of film assets. In June 2010, the Company concluded that payments for residuals and participations, which are liabilities from the Company’s December 2006 sale of its film assets, would occur generally sooner than originally estimated in December 2006 and December 2009 based upon a request for payment received in July 2010.  Accordingly, the Company increased the carrying amount of the liability by $155,000 and recognized a corresponding loss from sale of film assets in the accompanying statement of operations.

Interest expense.  Interest expense remained constant period over period.   The principal balance under our credit facility was $20.3 million at June 30, 2009, and $0 at June 30, 2010. Interest rates on our 2001, 2005 and 2006 notes decreased from 6.19% at June 30, 2009, to 5.29% at June 29, 2010. The benefit of these rate decreases was offset by a higher principal balance on the Senior Secured Note, resulting in interest expense for 2010 being nearly the same as for 2009.

Income tax expense. For tax purposes, the Recapitalization generated cancellation of debt income which is currently estimated at approximately $200.0 million.  Accordingly, the Company is expected to generate federal and state taxable income for both regular tax and alternative minimum tax (“AMT”) purposes.  For regular tax purposes, this income will be fully offset by net operating loss carryforwards.  However, for federal AMT purposes, loss carryforwards can be used against AMT income but are limited to 90% of AMT income.  As a result, the Company has recorded an income tax expense of $2.9 million for the estimated AMT in its consolidated statements of operations as it is not likely that any benefit of this AMT as a credit carryforward will be realized.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2010

Revenue.  Our revenue, comprised primarily of subscriber and advertising fees, decreased $5.1 million or 4% in 2010 over 2009. Our subscriber fee revenue increased $1.7 million or 5%.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $1.3 million and $1.1 million for 2009 and 2010, respectively. Subscriber revenue increased in 2010 primarily due to small contractual rate increases and significant growth in Hallmark Movie Channel subscribers.

The $6.1 million or 6% decrease in advertising revenue is primarily due to declines in viewer ratings across demographic categories for 2010 compared to 2009. For the six months ended June 30, 2010, Nielsen ranked the Hallmark Channel 24th in total day viewership with a 0.445 household rating and 23rd in primetime with a 0.738 household rating among the 78 cable channels in the United States market. The ratings decline reduced the revenue from all inventory, including inventory used to satisfy deficiencies in audience delivery.  Audience deficiency unit revenue decreased $6.4 million from contra-revenue of $4.9 million for 2009, to contra-revenue of $11.2 million for the same period in 2010 as a result of such ratings declines, leading to a corresponding decrease in revenue recognized by the Company.

Cost of services. Cost of services as a percent of revenue decreased to 48% in 2010 as compared to 52% in 2009. This decrease results primarily from the effects of the $4.1 million or 7% decrease in programming costs, discussed below, offset in part by the 6% decrease in advertising revenue discussed above.

Operating costs for 2010 decreased $3.1 million over 2009 due in part to the $861,000 decrease in bad debt expense. The Company’s bad debt expense was $893,000 for 2009, as compared to $32,000 for 2010.  The decrease in bad debt expense is primarily due to certain advertising customers experiencing cash flow problems under generally poor economic conditions during 2009 and being unable to make timely payments. Additionally, salary and termination expense decreased $1.3 million and playback and transponder expense decreased $630,000 due to terminations of employment and standard definition provider contracts in 2009.

Selling, general and administrative expense.  Our selling, general and administrative expense for 2010 increased $1.5 million over 2009.  Salary and severance expense decreased $3.8 million primarily due to terminations of employment in 2009. Additionally, commission expense increased $390,000 due to meeting quarterly advertising revenue expectations. Research expense increased $1.4 million due to the receipt of ratings for the Hallmark Movie Channel. Benefits expense increased $2.2 million due to an increase in bonus expense and an increase in insurance premiums.   Additionally, the Company recorded $1.0 million of debt issuance costs in conjunction with the Recapitalization.

Marketing expense.  Our marketing expense decreased 74% in 2010 versus 2009. During 2009, the Company had one significant marketing promotion in January 2009 centered on the original movie, “Taking a Chance on Love.” The Company did not have a significant marketing promotion in the first quarter of 2010.

Interest expense.  Interest expense remained constant period over period.

Liquidity and Capital Resources

During the six months ended June 30, 2009, our cash provided by operating activities was $13.4 million as compared to $28.8 million for the six months ended June 30, 2010. The Company’s net loss for the six months ended June 30, 2010, decreased $1.5 million to $11.3 million from $12.8 million for the six months ended June 30, 2009. Our depreciation and amortization expense for the six months ended June 30, 2010 decreased $4.3 million to $62.0 million from $66.3 million in 2009.  The Company made programming payments of $73.2 million and $67.8 million during the six months ended June 30, 2009 and 2010, respectively.

Cash used in investing activities was $648,000 and $1.1 million during the six months ended June 30, 2009 and 2010, respectively. During the six months ended June 30, 2009 and 2010, we purchased property and equipment of $194,000 and $600,000, respectively. During the six months ended June 30, 2009 and 2010, the Company paid $454,000 and $512,000, respectively, to the buyer of the international business for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments. The related liability was recognized in 2005 as part of the sale of our international business.

Cash used in financing activities was $8.6 million and $19.9 million for the six months ended June 30, 2009 and 2010. We borrowed $18.1 million and $0 under our credit facility to supplement the cash requirements of our operating and investing activities during the six months ended June 30, 2009 and 2010, respectively. We repaid principal of $26.3 million and $1.0 million under our bank credit facility during the six months ended June 30, 2009 and 2010, respectively.  Also, during the second quarter of 2010, pursuant to provisions of the Recapitalization, the Company sequestered $15.0 million, which is now restricted to the payment of the NICC preferred interest on or before December 31, 2010.  The Company has since been able to increase the amount of these restricted funds to $20.0 million at July 31, 2010.

The Company expects to make a cash payment for amounts due through third quarter of 2010 on December 15, 2010, for tax liabilities incurred under the tax sharing agreement as amended. The Company may also have to make cash payments to Hallmark Cards during 2011 under the amended tax sharing agreement.

Cash Flows

As of June 30, 2010, the Company had $18.2 million in cash and cash equivalents on hand.  Also available to the Company was the full $30.0 million bank credit facility which expires June 30, 2011.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and, prior to the Recapitalization, forbearance by Hallmark Cards and its affiliates.

The Company’s management anticipates that the principal uses of cash during the twelve month period ending June 30, 2011, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, and interest of approximately $30.0 million to $35.0 million due under the New Debt issued in the Recapitalization.  Subject to the legal availability of funds and approval by the Company’s board of directors, the Company may also pay approximately $13.0 million for cash dividends on Preferred Stock during the six months ending June 30, 2011; at the option of the Company’s board of directors, such dividends, if any, may be paid in the form of additional shares of Preferred Stock.

Increases in the Company’s audience deficiency liability during the six month periods ended June 30, 2009, and June 30, 2010, contributed $4.9 million and $11.1 million, respectively, to cash flows from operating activities (reflected as part of the changes in accounts payable, accrued and other liabilities in the accompanying condensed consolidated statements of cash flows included in Part I of this report).  At June 30, 2010, the Company’s audience deficiency liability was $29.0 million, an amount equivalent to 13.0% of advertising revenue for the year ended December 31, 2009.  Settlement of any portion of this liability will not require the direct use of cash because it is the Company’s policy to settle in kind.  However, such settlement requires the use of advertising spots that otherwise may be sold for cash.  Accordingly, any decrease in this liability will indirectly require the use of cash with little or no corresponding effect on reported advertising revenue.

At June 30, 2010, the Company also had an additional $15.0 million of cash, the use of which is restricted to payment of the $25.0 million company obligated, mandatorily redeemable preferred interest on December 31, 2010.  As of July 31, 2010, the Company had increased such restricted cash to $20.0 million.  The Company believes that it will be able to fund all, or substantially all, of the remaining $5.0 million with cash provided by operating activities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2010, the decline of the fair value of the fixed income portfolio would not be material.

As of June 30, 2010, our cash, cash equivalents and short-term investments had a fair value of $33.2 million (including restricted cash) and were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations and to fund the $25.0 mandatorily redeemable preferred interest amount payable in December 2010. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three and six  months ended June 30, 2010, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of June 30, 2010, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $33.2 million (including restricted cash), or 5% of total assets, as of June 30, 2010. Our material liabilities subject to interest rate risk consisted of our bank credit facility, our old note and interest payable to HCC, and our old notes and interest payable to HCC. The balance of those liabilities was $0, or 0% of total liabilities, as of June 30, 2010. Net interest expense for the three and six months ended June 30, 2010, was $25.6 million, or 39%, and $51.1 million, or 38%, of our total revenue, respectively. Our net interest expense for these liabilities is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1% from the rates discussed in Notes 4 and 5 to the financial statements as of June 30, 2010, our interest expense for the three and six months would change by $852,000 and $1.7 million, respectively. See Notes 4 and 5 to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 above.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding a lawsuit concerning the Company’s proposed Recapitalization, please see Note 11 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Item 1A.  Risk Factors

Changes in programming may cause temporary or long-term ratings declines.

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

We anticipate making changes to our programming.  These program changes may result at least initially in reductions in the ratings delivery of the Channel, but our plan is that, over time, these changes will increase our revenue through the delivery of a more targeted demographic and attraction of higher CPM advertisers.  We must successfully implement the programming changes with an increase in ratings, which is uncertain, or otherwise address the decrease in ratings in order to maintain or increase our advertising revenues, to maintain subscriber fees and to maintain or improve our cash flow from operations.

Item 5.  Other Information

On August 10, 2010, the Company appointed Michael Harmon, age 48, as interim Chief Financial Officer of the Company, effective August 23, 2010.  Mr. Harmon has served as Vice President and Controller of the Company since March 2003.  Mr. Harmon was Controller of the Company from June 2000 to March 2003 and, prior to that, Director from January 1997 to June 2000.

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.4

Agreement and Plan of Merger of Crown Media Holdings, Inc. and Hallmark Entertainment Investments Co., dated as of February 26, 2010 (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

2.5

Agreement and Plan of Merger of Crown Media Holdings, Inc. and Hallmark Entertainment Holdings, Inc., dated as of February 26, 2010 (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

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
3.4

Second Amended and Restated Certificate of Incorporation of Crown Media Holdings (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

3.5

Certificate of Designation, Powers, Preferences, Qualifications, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of Crown Media Holdings, Inc. (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

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

10.2

Amendment No. 17, dated as of June 29, 2010, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank.

10.3

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

10.5

Master Recapitalization Agreement by and among Hallmark Cards, Incorporated, H C Crown Corp., Hallmark Entertainment Holdings, Inc., Crown Media Holdings, Inc., Crown Media United States, LLC, and The Subsidiaries of Crown Media Holdings, Inc. Listed as Guarantors on the Credit Facility, dated as of February 26, 2010 (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.6	Credit Agreement, dated June 29, 2010, Among Crown Media Holdings, Inc. as Borrower and HC Crown Corp., as Lender and Each of the Credit Parties Identified on the Signature Pages

Hereto (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.7

Stockholders Agreement, dated June 29, 2010, by and among H C Crown Corp., Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.8

Registration Rights Agreement, dated June 29, 2010, among H C Crown Corp., any Other HEIC Stockholder and Crown Media Holdings, Inc. (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.9

Amendment No. 2 to Federal Income Tax Sharing Agreement, dated June 29, 2010, between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.10	Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement.
10.11	Security Agreement, dated June 29, 2010, between the Company and HCC.
10.12	Pledge Agreement, dated June 29, 2010, between the Company and HCC.
10.13	Trademark License Extension Agreement (Hallmark Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC.
10.14	Trademark License Extension Agreement (Hallmark Movie Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC.
31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Section 1350 Certifications.

*Management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	August 12, 2010

William J. Abbott

By:	/s/ BRIAN C. STEWART	Principal Financial and	August 12, 2010
Accounting Officer
Brian C. Stewart