Form 10-Q
period 2010-09-30
CROWN MEDIA HOLDINGS INC
filed 2010-11-09
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 1, 2010, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of September 30,
	2009	2010

ASSETS

Cash and cash equivalents	$10,456	$36,150
Restricted cash	—	20,019
Accounts receivable, less allowance for doubtful accounts of $476 and $224, respectively	68,817	62,978
Program license fees	106,825	98,690
Prepaid program license fees	1,778	10,727
Prepaid and other assets	2,271	2,351
Total current assets	190,147	230,915

Program license fees	178,332	138,939
Property and equipment, net	13,176	12,522
Goodwill	314,033	314,033
Prepaid and other assets	2,373	891
Total assets	$698,061	$697,300

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

(continued)

	As of December 31,	As of September 30,
	2009	2010

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$19,642	$22,857
Audience deficiency reserve liability	17,872	31,144
License fees payable	99,494	94,047
Payables to Hallmark Cards affiliates	23,745	5,543
Credit facility and interest payable	1,002	—
Notes and interest payable to HCC	345,314	45,350
Company obligated mandatorily redeemable preferred interest	22,902	24,619
Total current liabilities	529,971	223,560

Accrued liabilities	24,484	21,333
License fees payable	82,881	44,016
Notes and interest payable to HCC	—	387,658
Senior secured note to HCC, including accrued interest	758,755	—
Total liabilities	1,396,091	676,567

COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock, $.01 par value; $1,000 liquidation preference; 10,000,000 and 1,000,000 shares authorized; 0 and 185,000 shares issued and outstanding as of December 31, 2009, and September 30, 2010, respectively	—	191,860

STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 200,000,000 and 500,000,000 shares authorized; 74,117,654 and 359,675,936 shares issued and outstanding as of December 31, 2009, and September 30, 2010, respectively	741	3,597
Class B common stock, $.01 par value; 120,000,000 and 0 shares authorized; 30,670,422 and 0 shares issued and outstanding as of December 31, 2009, and September 30, 2010, respectively	307	—
Paid-in capital	1,456,788	1,993,390
Accumulated deficit	(2,155,866)	(2,168,114)
Total stockholders’ deficit	(698,030)	(171,127)
Total liabilities and stockholders’ deficit	$698,061	$697,300

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue:
Subscriber fees	$15,998	$13,973	$47,153	$46,839
Advertising	46,296	48,499	153,177	149,427
Advertising by Hallmark Cards	191	—	525	208
Other revenue	334	48	1,098	133
Total revenue, net	62,819	62,520	201,953	196,607
Cost of Services:
Programming costs
Hallmark Cards affiliates	315	437	914	1,274
Non-affiliates	31,365	30,809	94,282	89,343
Contract termination	—	—	—	103
Other costs of services	3,405	3,092	11,905	8,399
Total cost of services	35,085	34,338	107,101	99,119
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	12,208	12,294	35,000	36,581
Marketing expense	339	7,114	5,956	8,551
Depreciation and amortization expense	495	347	1,462	1,113
Loss on sale of film assets	—	—	—	155
Income from operations before interest and income tax expense	14,692	8,427	52,434	51,088
Interest income	115	—	375	43
Interest expense	(24,999)	(2,509)	(75,774)	(53,622)
(Loss) income from operations before income tax expense	$(10,192)	$5,918	$(22,965)	$(2,491)
Income tax expense (Note 6)	—	—	—	(2,897)
Net(loss) income and comprehensive (loss) income	$(10,192)	$5,918	$(22,965)	$(5,388)
Imputed preferred stock dividends from amortization of discount on preferred stock	—	(6,860)	—	(6,860)
Net loss and comprehensive loss to common stockholders	$(10,192)	$(942)	$(22,965)	$(12,248)
Weighted average number of common shares outstanding, basic and diluted	104,788	359,676	104,788	192,552
Net (loss) income per common share, basic	$(0.10)	$0.00	$(0.22)	$(0.06)
Net (loss) income per common share, diluted	$(0.10)	$0.00	$(0.22)	$(0.06)

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,965)	$(5,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of film assets	—	155
Depreciation and amortization	99,319	93,186
Accretion on company obligated mandatorily redeemable preferred interest	1,560	1,717
Provision for allowance for doubtful accounts	1,128	44
Loss on sale of fixed asset	—	2
Debt issuance costs	—	1,049
Income tax expense	—	2,897
Stock-based (benefit) compensation	(550)	233
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,894	5,795
Additions to program license fees	(79,829)	(41,946)
Decrease (increase) in prepaid and other assets	4,964	(10,126)
(Decrease) increase in accounts payable, accrued and other liabilities	(5,538)	14,311
Increase in interest payable	49,481	33,820
Decrease in license fees payable	(22,375)	(44,312)
Increase in payables to affiliates	278	78
Net cash provided by operating activities	33,367	51,515
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(371)	(729)
Payments to buyer of international business	(691)	(686)
Net cash used in investing activities	(1,062)	(1,415)
CASH FLOWS FROM FINANCING ACTIVITIES:
Funding of restricted cash account	—	(20,019)
Borrowings under the credit facility	18,062	—
Principal payments on the credit facility	(44,121)	(1,000)
Accretion of interest on notes payable to HCC	—	868
Payments for debt issuance costs under the troubled debt restructuring	—	(3,596)
Principal payments on capital lease obligations	(601)	(659)
Net cash used in financing activities	(26,660)	(24,406)
Net increase in cash and cash equivalents	5,645	25,694
Cash and cash equivalents, beginning of period	2,714	10,456
Cash and cash equivalents, end of period	$8,359	$36,150

Supplemental disclosure of cash and non-cash activities:
Interest paid	$22,022	$15,079
Reduction of additional paid-in capital for obligation under tax sharing agreement	$4,893	$5,501
Asset acquired through capital lease obligation	$—	$232
Additional paid-in capital from imputed dividends on preferred stock	$—	$6,860
Increase in accumulated deficit from imputed dividends on preferred stock	$—	$(6,860)
Non-cash activities related to the troubled debt restructuring:
Acceleration of prepaid and other assets	$—	$475
Satisfaction of payable to Hallmark Cards affiliates	—	(23,798)
Issuance of new notes and interest payable to HCC	—	432,140
Satisfaction of old notes and interest payable to HCC	—	(340,697)
Satisfaction of senior secured note to HCC, including accrued interest	—	(797,423)
Issuance of preferred stock	—	185,000
Issuance of common stock	—	2,856
Elimination of Class B common stock designation	—	(307)
Additional paid-in capital from preferred and common stock issuance	—	541,754

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2009 and 2010

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its wholly-owned subsidiary, Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television channels (collectively the “Channels” or the “channels”) dedicated to high quality, entertainment programming for adults and families, in the United States. At June 29, 2010, following the recapitalization of the Company as described below, the significant investor in the Company was H C Crown Corp. (“HCC”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”).

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

•                  Reclassification of shares of Class B common stock into shares of Class A common stock upon the filing of the Second Amended and Restated Certificate of Incorporation; and

•                  Approval and authorization for the future filing of the Third Amended and Restated Certificate of Incorporation, the principal effect of which would be a reverse split of shares of common stock at such time as authorized by the Company’s Board of Directors.

The following were issued in exchange for HCC Debt:

•                  $315.0 million principal amount of new debt issued pursuant to the terms of the credit agreement between the Company and HCC (the “Credit Agreement”) in two tranches:  (i) the $200.0 million Term A Loan bearing interest at 9.5% per annum through December 31, 2011, and 12% thereafter and (ii) the $115.0 million Term B Loan bearing interest at 11.5% through December 31, 2011, and 14.0% thereafter (collectively, the “New Debt”) (see Note 5);

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

In addition, the transactions resulted in the following:

•                  The decrease of the authorized Preferred Stock to 1,000,000 shares; the increase of the authorized shares of Class A common stock to 500,000,000 shares; and the elimination of the Class B common stock;

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

Liquidity

As of September 30, 2010, the Company had $36.2 million in cash and cash equivalents on hand.  Also available to the Company was the full $30.0 million bank credit facility which expires June 30, 2011.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and, prior to the Recapitalization, forbearance by Hallmark Cards and its affiliates.

The Company’s management anticipates that the principal uses of cash during the twelve month period ending September 30, 2011, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, and nominal interest of approximately $30.0 million to $45.0 million due under the New Debt issued in the Recapitalization.  Subject to the legal availability of funds and approval by the Company’s board of directors, the Company may also pay approximately $19.5 million for cash dividends on Preferred Stock during the nine months ending September 30, 2011; at the option of the Company’s board of directors, such dividends, if any, may be paid in the form of additional shares of Preferred Stock.

At September 30, 2010, the Company also had an additional $20.0 million of cash, the use of which is restricted to payment of the $25.0 million company obligated, mandatorily redeemable preferred interest payable to VISN Management Corp. (“VISN,” a wholly-owned subsidiary of National Interfaith Cable Coalition, Inc., “NICC”) on December 31, 2010.  The Company believes that it will be able to fund all, or substantially all, of the remaining $5.0 million with cash provided by operating activities.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $235,000 and $12,000 for the three months ended September 30, 2009 and 2010, respectively. The Company’s bad debt expense was $1.1 million and $44,000 for the nine months ended September 30, 2009 and 2010, respectively.

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

The Company does not have balance sheet items carried at fair value on a recurring basis as well as similar assets and liabilities. Significant balance sheet items which are subject to non-recurring fair value measurements consist of impairment valuations of goodwill and property and equipment. The standard has not had a significant impact on the determination of fair value related to non-financial assets and non-financial liabilities in 2010.

Net Income (Loss) per Share

Basic net income (loss) per share for each period is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for each period is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive.  Potential common shares consist of incremental common shares issuable upon the exercise of stock options.  Approximately 88,000 and 66,000 stock options for the three months and nine months ended September 30, 2009 and 2010, respectively, have been excluded from the determination of diluted net income or loss per share because the individual effect in each instance was antidilutive.

Holders of Preferred Stock are entitled to mandatory, cumulative quarterly dividends at the following annual rates: 0% during 2010, 14% during 2011 and 16%, (the perpetual rate) during 2012 and all periods thereafter.  In addition to their rights to Preferred Stock dividends, holders of Preferred Stock are entitled to participate in common stock dividends, if any, on an “as if converted” basis.  The potential conversion of Preferred Stock into approximately 71.2 million shares of common stock has been excluded from the diluted loss per share calculation because the effect would be antidilutive.

The Company has estimated that the absence of perpetual rate dividends during 2010 and 2011 resulted in an implicit discount of $17.4 million in the estimated fair value of Preferred Stock upon issuance at June 29, 2010.  Such discount is being amortized through December 31, 2011.  Amortization is reflected in the accompanying condensed consolidated financial statements as an increase in accumulated deficit and redeemable preferred stock.  During the three and nine months ended September 30, 2010, amortization amounted to $6.9 million.  During the three months ending December 31, 2010, an additional $7.1 million will be amortized.  The remaining $3.4 million will be amortized during 2011. Such amortization is reflected as an adjustment to net income to derive net income attributable to common stockholders.

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

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended September 30, 2009 and 2010, and together accounted for a total of 76% and 78% of consolidated subscriber revenue during the three months ended September 30, 2009 and 2010, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended September 30, 2009 and 2010, respectively, and together accounted for 61% and 60% of our subscribers during the three months ended September 30, 2009 and 2010, respectively.

Five and six of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the nine months ended September 30, 2009 and 2010, and together accounted for a total of 76% and 80% of consolidated subscriber revenue during the nine months ended September 30, 2009 and 2010, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the nine months ended September 30, 2009 and 2010, respectively, and together accounted for 61% and 60% of our subscribers during the nine months ended September 30, 2009 and 2010, respectively.

Four and five of our programming content providers accounted for more than 10% of our total license fees payable for the nine months ended September 30, 2009 and 2010, respectively, and together accounted for a total of

83% and 92% of the consolidated programming liability, respectively.

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

3. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of September 30,
	2009	2010
	(In thousands)
Program license fees — non-affiliates	$597,206	$584,597
Program license fees — Hallmark Cards affiliates	12,668	14,567
Program license fees, at cost	609,874	599,164
Accumulated amortization	(324,717)	(361,535)
Program license fees, net	$285,157	$237,629

At December 31, 2009, and September 30, 2010, $1.8 million and $10.7 million, respectively, of program license fees were included in prepaid and other assets on the accompanying condensed consolidated balance sheets because the related license periods had not commenced.

License fees payable are comprised of the following:

	As of December 31,	As of September 30,
	2009	2010
	(In thousands)
License fees payable — non-affiliates	$171,966	$126,764
License fees payable — Hallmark Cards affiliates	10,409	11,299
Total license fees payable	182,375	138,063
Less current maturities	(99,494)	(94,047)
Long-term license fees payable	$82,881	$44,016

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  During the three months ended March 31, 2010, such changes in estimates resulted in additional amortization of program license fees of $227,000; the Company made no such changes in estimates during the three and nine months ended September 30, 2009, and the three months ended June 30 and September 30, 2010.

4. Credit Facility

In connection with the Recapitalization, the Company entered into Amendment No. 17 to the Company’s amended credit agreement with JP Morgan Chase Bank, effective June 29, 2010.  Amendment No. 17, among other things, extended the maturity date of the credit facility provided by the credit agreement to June 30, 2011, from August 31, 2010.  Pursuant to Amendment No. 16 to the credit facility, entered into on March 2, 2010, the maximum amount that may be borrowed under the credit facility is $30.0 million.

Amendment No. 17 terminated the Hallmark Cards Subordination and Support Agreement.  The Hallmark Cards Facility Guarantee remains in place and an intercreditor agreement among HCC, JP Morgan Chase Bank and the Company was entered into, which among other things defines the lien priorities and allows for payments to HCC pursuant to the Recapitalization.  The credit facility is guaranteed by Hallmark Cards and the Company’s subsidiaries and is secured by all tangible and intangible assets of the Company and its subsidiaries. Interest under the credit facility is equal to the LIBOR Rate (as defined in Amendment No. 17) plus 2.25%, in the case of a Eurodollar Loan (as defined in Amendment No. 17), and the Alternate Base Rate (as defined in Amendment No. 17) plus 1.25%, in the case of an Alternate Base Rate Loan.

The credit facility, as amended, contains a number of affirmative and negative covenants.  The affirmative and negative covenants and default provisions are described in the Company’s Annual Report on Form 10-K. The Company was in compliance with these covenants as of September 30, 2010.

At December 31, 2009, and September 30, 2010, the Company had outstanding borrowings of $1.0 million and $0, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2009, all of the outstanding balance bore interest at the Eurodollar rate (2.49% weighted average rate at December 31, 2009). Interest expense on borrowings under the credit facility for each of the three months ended September 30, 2009 and 2010, was $53,000 and $0, respectively. Interest expense on borrowings under the credit facility for each of the nine months ended September 30, 2009 and 2010, was $342,000 and $4,000, respectively.

5. Related Party Long-Term Obligations

Recapitalization

For financial reporting purposes, the Recapitalization has been accounted for as a troubled debt restructuring in accordance with the guidance of ASC Topic 470-60 Debt—Troubled Debt Restructurings. Identification of the Recapitalization as a troubled debt restructuring involved both qualitative and quantitative aspects. Among the qualitative aspects considered were (i) the Company’s expectations that it would have been unable to fulfill the debt service requirements associated with approximately $342.2 million of principal and interest payable to HCC on May 1, 2010 upon the expiration of the waiver agreement (which was extended to August 31, 2010 pursuant to the master recapitalization agreement), along with an additional $784.6 million of principal and interest that would become immediately due pursuant to cross-default provisions, and (ii) the going concern opinion rendered by the Company’s independent registered public accounting firm in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Quantitatively, Hallmark

Cards is deemed to have granted a “concession” within the meaning of ASC 470-60. Prior to consummation of the Recapitalization, the weighted average interest rate of HCC debt was approximately 8.3%. After consideration of (x) the estimated fair values of Preferred Stock and Common Stock issued in the Recapitalization and (y) the debt service requirements of New Debt, the overall effective interest rate on the New Debt resulting from the Recapitalization is less than 1%.

Pursuant to the guidance in the ASC, we (1) recorded the issuance of Preferred Stock and Common Stock at their respective estimated fair values as of June 29, 2010 and (2) recorded New Debt in an amount equal to the residual of (i) the carrying value of HCC Debt less (ii) the estimated fair values of such Preferred Stock and Common Stock.  New Debt has been apportioned between the Term A and Term B Loans on the basis of their relative fair values.  The amounts by which the apportioned Term Loans exceeded the respective stated amounts of principal are being amortized over the terms of the loans as  reductions of the interest expense that otherwise would arise from the stated cash interest rates.  The resulting effective interest rates are approximately 0.789% and 1.002%, for the Term A Loan and Term B Loan, respectively.  If, and when, any of the available pay-in-kind options (where interest is added to principal) are exercised, the effects of such elections will be recognized prospectively.

The Mergers of HEI and HEH involved non-substantive subsidiaries of Hallmark Cards. The Mergers were recorded at carry-over basis pursuant to the guidance of ASC 805-50 Business Combinations—Related Issues. HEIC and HEH did not have assets other than their investment in the Company.

During the third quarter of 2010 the Company determined that its preferred stock should have been classified in temporary equity due to Hallmark Cards’ control of the Company’s Board of Directors and its voting securities.  Accordingly, the Company corrected the classification of its $185 million preferred stock to present it as temporary equity.  The redeemable preferred stock presented in the accompanying condensed consolidated balance sheet as of September 30, 2010 also includes the third quarter imputed dividend of approximately $6.9 million.

The following table summarizes the accounting for the Recapitalization:

		In thousands
Pre-Recapitalization
HCC Debt		$1,161,918
Deferred debt issuance costs		(475)
Transaction costs		(3,596)
		$1,157,847

Post-Recapitalization
New Debt		$432,140
Preferred stock, $185,000 shares, $0.01 par value, $1,000 liquidation preference		185,000
Common stock, $0.01 par value		2,549
Additional paid-in capital
Fair values of new preferred stock and common stock, less liquidation preference and par value, respectively	$541,754
Transaction costs related to new preferred stock and common stock	(2,547)	539,207
Transaction costs related to the New Debt included in selling, general and administrative expense		(1,049)
		$1,157,847

See “Recapitalization of the Company” in Note 1 for information regarding the debt obligations owed to HCC immediately prior to the Recapitalization. See Note 2 for information related to an imputed discount that arose with the issuance of Preferred Stock and the related effect on the determination of net income (loss) per share.

Related Party Long-Term Obligations

The aggregate maturities of related party long-term debt and future interest (assuming no utilization of the payment-in-kind options) for each of the five years subsequent to September 30, 2010, are as follows:

	Payments Due by Period
	Total	Less than 1 Year	2 Years	3 Years	4 Years	5 Years
	(In thousands)
Term A note, due December 31, 2013, interest payable quarterly to HCC at 9.5% per annum through December 31, 2011 and 12% thereafter(1)	$276,578	$32,392	$22,756	$23,984	$197,446	$—
Term B note, due December 31, 2013, interest payable quarterly to HCC at 11.5% per annum through December 31, 2011 and 14% thereafter	167,091	16,558	15,386	16,089	119,058	—
	$443,669	$48,950	$38,142	$40,073	$316,504	$—

(1)          The Company anticipates making a principal payment on the Term A note of approximately $8.6 million, which is the Company’s estimated principal payment based on the excess cash flow provisions discussed under Note 5.

The Company paid principal and interest of $88,000 in June 2010 and principal and interest of $8.1 million in October 2010 on the Term A and Term B notes.  The $8.1 million of principal and interest was included in notes and interest payable to HCC on the accompanying consolidated balance sheet at September 30, 2010.

Senior Secured Note

In August 2003, the Company issued a senior note to HCC for $400.0 million. Cash payments for interest were not required from inception through June 29, 2010. The principal amount of the senior secured note accreted at 10.25% per annum, compounding semi-annually, to June 29, 2010.  At December 31, 2009, $758.8 million of principal and interest were included in the senior note payable in the accompanying consolidated balance sheet. The Company’s obligations under this note, including $797.4 million of principal and accrued interest, were terminated in connection with the Recapitalization.

Notes and Interest Payable to HCC

On December 14, 2001, the Company executed a $75.0 million promissory note with HCC.  Interest was payable in cash, quarterly in arrears five days after the end of each calendar quarter. The rate of interest under this note was LIBOR plus 5% per annum (5.29% at December 31, 2009). At December 31, 2009, $108.6 million is reported as note payable to Hallmark Cards affiliate and $1.5 million is reported as interest payable to Hallmark Cards affiliate on the accompanying consolidated balance sheet. Interest of $6.3 million was paid in 2009, interest of $1.5 million was paid on January 5, 2010, interest of $1.4 million was paid on April 2, 2010, and interest of $1.4 million was paid on June 29, 2010.  The Company’s obligations under this note, including $108.6 million of principal, were terminated in connection with the Recapitalization.

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC.  The rate of interest under this note was LIBOR plus 5% per annum (5.29% at December 31, 2009). At December 31, 2009, $170.1 million is reported as note payable to HCC and $2.3 million is reported as interest payable to HCC on the accompanying consolidated balance sheet. Interest of $9.8 million was paid in 2009, interest of $2.3 million was paid on January 5, 2010, interest of $2.2 million was paid on April 2, 2010, and interest of $2.3 million was paid on June 29, 2010.  The Company’s obligations under this note, including $170.1 of principal, were terminated in connection with the Recapitalization.

On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC. The rate of interest under this note was LIBOR plus 5% per annum (5.29% at December 31, 2009). At December 31, 2009, $62.0 million is reported as note payable to HCC and $838,000 is reported as interest payable to HCC on the accompanying consolidated balance sheet. Interest of $3.6 million was paid in 2009, interest of $838,000 was paid on January 5, 2010, interest of $814,000 was paid on

April 2, 2010, and interest of $820,000 was paid on June 29, 2010.   The Company’s obligations under this note, including $62.0 million of principal, were terminated in connection with the Recapitalization.

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

The above mentioned credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards.  On April 1, 2009, the interest rate and commitment fees under the renewed credit facility increased and the Company began paying Hallmark Cards a smaller reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%. Interest expense paid to HCC in connection with the JPMorgan Chase Bank credit facility was $15,000 and $0 for the three months ended September 30, 2009, and 2010, respectively. Interest expense paid to HCC in connection with the credit facility was $1.0 million and $2,000 for the nine months ended September 30, 2009, and 2010, respectively. Commitment fee expense for the three months ended September 30, 2009 and 2010, was $9,000 and $10,000, respectively. Commitment fee expense for the nine months ended September 30, 2009 and 2010, was $36,000 and $32,000, respectively.

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

At December 31, 2009, the Company owed Hallmark Cards $8.5 million under the tax sharing agreement for 2009. The liability was satisfied on June 29, 2010, in connection with the Recapitalization. The Company owed $5.5 million under the amended tax sharing agreement for the nine months ended September 30, 2010.

Any payments received from Hallmark Cards or credited against amounts owed by Crown Media Holdings to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as additions to paid-in capital in the accompanying consolidated statements of stockholders’ (deficit) equity. Any amounts owed or payments made to Hallmark Cards or to any member of the Hallmark Cards consolidated group under the tax sharing agreement have been recorded as reductions to paid-in capital.

The first payment by the Company pursuant to the amended tax sharing agreement will occur after the first full quarter following the closing of the Recapitalization Transactions and will be made in respect of the period commencing from January 1, 2010, through the last day of the first full quarter following the closing. The Company expects to make its first cash payment through the fourth quarter of 2010 prior to December 31, 2010, for tax liabilities incurred under the tax sharing agreement as amended.

Historically, the Company has accounted for income taxes as if it were a separate taxpayer not included in the consolidated tax return of Hallmark Cards.  For tax purposes, the Recapitalization generated cancellation of debt income which is currently estimated at approximately $200.0 million.  Accordingly, the Company is expected to generate federal and state taxable income in 2010 for both regular tax and alternative minimum tax (“AMT”) purposes.  For regular tax purposes, this income will be fully offset by net operating loss carryforwards.  However, for federal AMT purposes, loss carryforwards can be used against AMT income but are limited to 90% of AMT income.  As a result, the Company has recorded an income tax expense of approximately $2.9 million for the estimated AMT in its consolidated statements of operations. The Company is not able to recognize an offsetting deferred tax benefit from the AMT credit carryforward because of its full valuation allowance on deferred tax assets.

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

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, and cash management services and real estate consulting services.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards’ services were $455,000 for 2009 and are scheduled to be $387,000 for 2010. Intercompany service fee expense for the three months ended September 30, 2009 and 2010, was $114,000 and $97,000, respectively. Intercompany service fee expense for the nine months ended September 30, 2009 and 2010, was $341,000 and $290,000, respectively.

At December 31, 2009, and September 30, 2010, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $15.2 million and $42,000, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. The $15.2 million outstanding at December 31, 2009, was satisfied on June 29, 2010, in connection with the Recapitalization. For the year ended December 31, 2009, and the nine months ended September 30, 2010, out-of-pocket expenses and amounts paid to third parties on the Company’s behalf by Hallmark Cards  were $420,000 and $78,000, respectively.

Guarantees with Hallmark Cards

On February 24, 2010, the Company executed a letter of credit/guaranty commitment with respect to a certain lease agreement with 12700 Investments, Ltd. for the office space at 12700 Ventura Boulevard, Studio City, California.   The landlord required that Crown Media United States, the entity which executed the lease, provide a letter of credit of $1.6 million securing certain obligations of Crown Media United States.  Consequently, Hallmark Cards has agreed to guarantee the issuer of such letter of credit against any loss thereon pursuant to the guaranty. As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States has agreed to pay Hallmark Cards a fee which equals 0.75% per annum of the outstanding letter of credit obligation.  Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

On September 2, 2008, Hallmark Cards issued a guaranty for the benefit of Crown Media United States, which guaranty pertains to a lease agreement with Paramount Group, Inc. for the office space at 1325 Avenue of the Americas, New York, New York.  As a condition to executing the lease agreement, the landlord required Hallmark Cards to guaranty all obligations of Crown Media United States under the lease agreement.  As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States has paid Hallmark Cards a fee which equals 0.28% per annum of the outstanding obligation under the lease agreement. Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

From time to time, in the normal course of business, Hallmark Cards has guaranteed the Company’s performance on certain of the Company’s other obligations. If Hallmark Cards has to perform under these obligations, the Company then typically repays Hallmark Cards.

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

Crown Media United States may voluntarily redeem the $25.0 million preferred interest at any time; however, it is obligated to do so no later than December 31, 2010. The terms of the Recapitalization required the Company to set aside in its own name an unspecified amount, not to exceed $25.0 million, for the sole purpose of redeeming the preferred interest.  The $20.0 million set aside as of September 30, 2010, is reflected as restricted cash in the accompanying condensed, consolidated balance sheet.  Due to the mandatory redemption provision of the preferred interest, on July 1, 2003, the preferred interest was remeasured at fair value and the difference is being accreted and recorded as interest expense.

On January 2, 2008, the Company and NICC resolved a number of disputes with the execution of an agreement (the “Modification Agreement”) which, among other things, immediately extinguished NICC’s conditional right to require the Company to repurchase all of the shares of the Company’s Class A common stock then owned by NICC (“Put Right”).  In addition, the Modification Agreement also settled the dispute with respect to whether the termination payment provision expired with, or survived, the December 31, 2007 expiration of the December 2005 NICC Settlement Agreement. The Company agreed to pay NICC $3.8 million in three equal installments payable each January 20 of 2008, 2009 and 2010.  The Company also agreed to provide NICC a two-hour broadcast period granted each Sunday morning during the two year period ending December 31, 2009.  The Company is also obligated to pay NICC an estimated $3.7 million in yearly installments at the rate of 6% of the outstanding liquidation preference of the preferred interest.

During the three months ended September 30, 2009 and 2010, Crown Media United States paid NICC $40,000 and $0, respectively, related to the company agreement as amended. During the nine months ended September 30, 2009 and 2010, Crown Media United States paid NICC $4.6 million and $2.8 million, respectively, related to the company agreement as amended.

8. Share-Based Compensation

Approximately 200,000 stock options expired, without being exercised, in August 2009 following the resignation of one of the Company’s executives in May 2009. Such options were fully vested at the time of resignation.

The Company recorded $134,000 and $124,000 of compensation expense  associated with the employment and performance restricted stock units (RSUs) during the three months ended September 30, 2009 and 2010, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded $303,000 of compensation benefit and $233,000 of compensation expense  associated with the employment and performance restricted stock units (RSUs) during the nine months ended September 30, 2009 and 2010, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

As of December 31, 2009, and September 30, 2010, there was no unrecognized compensation cost, related to non-vested stock options granted to the Company’s employees. The closing price of a share of the Company’s common stock was $1.45 on December 31, 2009, and $2.39 on September 30, 2010, which is used to calculate the RSU liability. As of December 31, 2009, and September 30, 2010, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company’s employees, in the amount of $190,000 and $416,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

The Company issued cash settlements related to the RSUs of $1.5 million during the year ended December 31, 2009, and $163,000 during both the three and nine months ended September 30, 2010.

In May 2009, the then CEO terminated his employment and his share appreciation rights (“SARs”) were forfeited at that time. The Company recorded $0 and $247,000 in compensation benefit related to SARs for the three and nine months ended September 30, 2009, on the Company’s condensed consolidated statement of operations as a component of selling, general and administrative expense.  The SARs were recorded as a liability until termination.

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

The Company recorded $104,000 and $309,000 of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the three months ended September 30, 2009 and 2010,  related to these agreements. The Company recorded $398,000 and $1.0 million of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2009 and 2010,  related to these agreements. Additionally, the $540,000 and $1.6 million liability for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2009, and September 30, 2010.

10. Fair Value

The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments at December 31, 2009, and September 30, 2010.

	December 31, 2009		September 30, 2010
	Carrying	Significant Unobservable Inputs (Level 3) Fair	Carrying	Significant Unobservable Inputs (Level 3) Fair
	Amount	Value	Amount	Value
	(In thousands)

Senior secured note to HCC, including accrued interest	$758,755	$641,635	$—	$—
Note and interest payable to HCC	110,062	93,074	—	—
Note and interest payable to HCC	62,845	53,144	—	—
Note and interest payable to HCC	172,407	145,795	—	—
Term A note and interest payable to HCC	—	—	270,482	199,056
Term B note and interest payable to HCC	—	—	162,526	119,600
Company obligated mandatorily redeemable preferred interest	22,902	19,800	24,619	24,125

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

Accounts payable and receivable are carried at reasonable estimates of their fair values because of the short-term nature of these instruments. Interest rates on borrowings under the bank credit facility are for relatively short periods and variable. Therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates.  The credit spread on the debt is fixed, but the market credit spread will fluctuate.

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

11. Commitments and Contingencies

On July 13, 2009, a lawsuit was brought in the Delaware Court of Chancery against each member of the Board of Directors of the Company, Hallmark Cards and its affiliates, as well as the Company as a nominal defendant, by a minority stockholder of the Company regarding the then proposed Recapitalization. The plaintiff is S. Muoio & Co. LLC which owned beneficially approximately 5.8% of the Company’s Class A common stock at the time of the complaint, according to the complaint and filings with the SEC. The lawsuit claims to be a derivative action and a class action on behalf of the plaintiff and other minority stockholders of the Company. The lawsuit alleges, among other things, that, the defendants have breached fiduciary duties owed to the Company and minority stockholders in connection with the Recapitalization transactions. The lawsuit includes allegations that the consummation of the Recapitalization transactions would result in an unfair amount of equity issued to the majority stockholders, thereby reducing the minority stockholders’ equity and voting interests in the Company, and that the majority stockholders would be able to eliminate the minority stockholders through a short-form merger. The complaint requested the court enjoin the defendants from consummating the Recapitalization transactions and award plaintiff fees and expenses incurred in bringing the lawsuit.

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

Notice of the terms of the proposed Recapitalization, including copies of the executed definitive documents for the Recapitalization, was provided to the plaintiff on March 1, 2010. On March 11, 2010, the plaintiff filed an amended complaint raising similar allegations of breach of fiduciary duty against Hallmark Cards and the director defendants and seeking rescission of the Recapitalization rather than a preliminary injunction enjoining the consummation of the Recapitalization, or alternatively, an award of rescissory damages. If the Company is forced to rescind the Recapitalization, short-term debt would increase to approximately $1.2 billion, plus accrued interest. A trial took place in September 2010 and the parties are currently preparing post trial briefs to be submitted to the court.  A decision of the court is expected to be issued in the first quarter of 2011.

From time to time, the Company, together with, in some instances, certain of its directors and officers is a defendant or codefendant in legal actions involving various claims incident to the conduct of its business.  It is not currently possible to predict the outcome of the proceeding discussed above.  Legal fees incurred to defend the proceeding will be expensed as incurred. Approximately $4.0 million has been recorded in accounts receivable and accounts payable and accrued liabilities on the accompanying balance sheet at September 30, 2010, related to amounts to be reimbursed by the insurance company.

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

Carrying amounts of this liability of $13.9 million and $14.6 million as of December 31, 2009, and September 30, 2010, respectively, are included in accrued liabilities on the accompanying consolidated balance sheets.  The aggregate amount of payments that the Company will make under this obligation is dependent upon the relative success RHI achieves in exploiting these film assets.  However, in no event will the aggregate cash payments under this obligation exceed $22.5 million.  At September 30, 2010, the maximum future payout remaining under this agreement is $19.9 million. The timing of such payments is dependent upon not only the timing of RHI’s exploitation of these film assets but RHI’s administrative processes by which it will request payments from the Company. Accordingly, it is likely that, during the remaining term of this liability, the carrying amount will be adjusted as additional information becomes available to the Company.

13.  Martha Stewart Agreement

In January 2010, the Company entered into a multi-year agreement with Martha Stewart Living Omnimedia, Inc. (“Martha Stewart Living”) to exclusively televise original episodes of the daytime home and lifestyle series The Martha Stewart Show on Hallmark Channel beginning September 2010. As part of the agreement, Martha Stewart Living will also develop a range of new and original series and prime time specials that will complement Hallmark Channel’s schedule.  The portion of the agreement that relates to The Martha Stewart Show represents a collaborative arrangement.

The Company has and will continue to act as principal in the transactions related to the (i) the sale of most of advertising units aired during The Martha Stewart Show, (ii) collection of accounts receivable related to most sales of advertising units and product integrations, and (iii) the broadcast of The Martha Stewart Show and associated advertising units.  Accordingly, the Company is reporting revenue related to these transactions on a gross basis.  The Company recognized advertising revenue of $1.1 million related to this transaction for the three and nine months ended September 30, 2010.

The aggregate amount payable to Martha Stewart Living each season represents programming expense.   The Company has and will continue to recognize programming expense using the percent-of-revenue method. Non-affiliate programming expense related to Martha Stewart Living was $1.1 million for the three and nine months ended September 30, 2010.

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

Description of Business and Overview

Current Business

We own and operate the Channels. With 90.2 million subscribers (as provided by Nielsen Research) in the United States at September 30, 2010, the Hallmark Channel is the 38th most widely distributed advertising-supported cable channel in the United States. At December 31, 2009, the Hallmark Channel was the 38th most widely distributed advertising-supported cable channel in the United States with 88.3 million subscribers (as provided by Nielsen Research). For the third quarter of 2010, the Hallmark Channel finished the quarter as the 24th highest rated advertising-supported cable channel for total day household ratings and the 25th highest rated advertising-supported cable channel in prime time as measured by Nielsen Research. At October 31, 2010, the number of subscribers declined to 87.3 million due to lack of a contract with AT&T u-Verse (“AT&T”).

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

At September 30, 2010, the Hallmark Movie Channel was distributed to over 38.2 million subscribers, an increase of nearly 9.1 million subscribers from 29.1 million at December 31, 2009. The overall increase in distribution, particularly in certain key markets, and a greater number of advertising spots has contributed to improved Hallmark Movie Channel revenue in 2010 and should continue to do so through the remainder of the year. In the second quarter of 2010, we began selling Hallmark Movie Channel inventory to advertisers based on audience guarantees, which has increased and will continue to increase our ability to grow revenues from that channel. At October 31, 2010, the number of subscribers declined to 36.7 million due to lack of a contract with AT&T.

Current Challenges

The Company faces numerous operating challenges. Among them are increasing viewership ratings, maintaining and increasing advertising revenue, maintaining and expanding the distribution of the Channels, broadening viewership demographics to meet our target audience, and controlling costs and expenses.

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals.  Our ratings declined from 15th in total day viewership and 12th for prime time in 2009 to 26th in total day viewership and 23rd for prime time in 2010.  We believe our ratings are affected by our ability to (i) acquire and produce series and movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate the Hallmark Channel’s highest ratings. In the past, the Company has typically incurred additional marketing and promotional expenses surrounding original productions and certain acquired movies to drive higher ratings. Certain acquired series delivered historically strong ratings, but recently they have been part of the decline experienced in viewer ratings. In order to reverse the recent decline in ratings, we plan to continue or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

Our recent agreements with Martha Stewart Living Omnimedia, including the acquisition of exclusive rights to the live daytime lifestyle program The Martha Stewart Show and rights to the extensive library of Martha Stewart branded lifestyle programming, represent a key part of our strategy to attract viewers that appeal to relatively higher CPM (i.e., advertising rates per thousand viewers) advertisers.  We introduced this lifestyle programming in various dayparts in the second quarter of 2010, leading to the September 2010 premier of The Martha Stewart Show on the Hallmark Channel.  Additionally in September, Hallmark Channel premiered several other original lifestyle shows for the daytime lifestyle block.  These program changes have resulted and may result at least initially in reductions in the ratings delivery of the Channel, but our plan is that, over time, these changes will increase our revenue through the delivery of a more targeted demographic and attraction of higher CPM advertisers.

Prior to the second quarter of 2010, the Hallmark Movie Channel had not been the subject of ratings measurement by Nielsen Media Research. Since then, however, the Hallmark Movie Channel has had Nielsen ratings and we have been selling advertising inventory for the Hallmark Movie Channel based on a price per unit of audience measurement.

Advertising Revenue

The overall improvement in the economy during the first nine months of 2010 had a favorable impact on cable advertising rates, including the rates for our inventory.  Our third quarter scatter market inventory was sold at rates 43% above rates in the third quarter 2009 scatter market and 110% above the rates for third quarter 2010 inventory sold in the upfront.  Additionally, direct response rates were down by 27% compared to that inventory sold in the same period of 2009.   Although our CPMs in the third quarter of 2010 were higher than the same period of 2009, our delivery of our key demographic, women 25-54, was substantially lower than prior periods.  Our demographic delivery in the third quarter of 2010 was lower than the previous quarter and lower than the same period of 2009.  This lower demographic delivery more than offset gains in our CPMs resulting in lower advertising revenue in the third quarter of 2010 compared to the third quarter of 2009.

In the 2010/2011 upfront process representing the sale of our inventory for the last quarter of 2010 and the first three quarters of 2011, we entered into agreements with major advertising firms representing approximately 41% of our advertising inventory.  In the prior year 2009/2010 upfront we sold approximately 40% of our inventory.  The 2010/2011 inventory was sold at CPMs over 25% higher than the inventory sold in the 2009/2010 upfront, including significant increases in rates related to our new lifestyle programming block.  The Company will sell the balance of the general rate inventory for the 2010/2011 broadcast season to advertisers that purchase upfront inventory on a calendar year basis, rather than an advertising year basis, and in the scatter marketplace. Additionally, we sold approximately 39% of the Hallmark Movie Channel’s available inventory in the 2010/2011 upfront.

Following the upfront period, sales of our general rate, direct response and paid-programming inventory are made closer to the timing of the actual advertisement.  As compared to the upfront sales for the same periods, scatters rates in the third quarter of 2010 were 110% higher.

Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. In prior years, cancellations of upfront contracts were unusual. During the twelve months period ended September 2009 comprising the 2008/2009 broadcast season, advertisers canceled approximately 13% of the inventory covered by such contracts.  The Company sold the balance of the 2008/2009 general rate inventory, including that resulting from the cancellations, in the scatter market. Advertisers cancelled a total of 11% of the inventory covered by upfront contracts during the third quarter of 2010 as compared to 14% during the third quarter of 2009.

The Company was able to sell the Martha Stewart programming time block at rates 117% higher than prior year’s rates during that same time block.

Distribution Agreements

Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from September 30, 2010, through December 2023, inclusive of renewal options.

Agreements representing an additional 5% of subscribers to the Hallmark Channel will expire prior to December 31, 2010.

Our agreement with National Cable Television Cooperative (“NCTC”), representing approximately 12% of our total Hallmark Channel subscriber base, expired in December 2009. Since then, we entered into a series of extensions with NCTC, the last of which expired May 7, 2010. The Company is currently in negotiations with NCTC and anticipates that an agreement will be completed in the fourth quarter of 2010. In the mean time, we continue to distribute the Channels to NCTC member operators, generally in accordance with the provisions of the most recently expired agreement.  Due to lack of an agreement from May 8, 2010, through September 30, 2010, the Company recognized revenue on a cash basis; thus, causing a decrease in advertising revenue during that period.

The Company’s agreement with AT&T expired on August 31, 2010. On September 1, 2010, the Hallmark Channel and the Hallmark Movie Channel were dropped from AT&T’s platform because the parties had not agreed to the terms of a new distribution agreement. As a result, we expect the overall subscriber numbers for the Hallmark Channel and the Hallmark Movie Channel to decrease by approximately 2.5 million and 1.0 million, respectively. The Company accounted for subscriber revenue earned through August 31, 2010, on an accrual basis.

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

We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54.  However, the average median age of a viewer of the Hallmark Channel was 59.5 in 2009.  In order to achieve our revenue goals, we need to draw in our target audience.  Broadcasts of The Martha Stewart Show and other Martha Stewart Living productions on the Hallmark Channel, which commenced in September 2010, are key parts of our efforts to attract our target audience over time.

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

• Maturity:  The maturity of the New Debt is December 31, 2013.

• Tranches:  The New Debt includes two tranches:

• Term A Loan of $200.0 million bears interest payable in cash at the rate of 9.5% per annum through December 31, 2011, and 12% thereafter.

• Term B Loan of $115.0 million bears interest payable in cash at the rate of 11.5% through December 31, 2011, and 14% thereafter.  At the Company’s option, it may pay-in-kind (“PIK”) interest payable for quarters in 2010. Through September 30, 2010, the Company has paid interest in cash.

The Company has the option to PIK up to three additional quarterly cash payments in the aggregate for the Term A Loan and the Term B Loan. Exercise of the 2010 PIK option under the Term B Loan will not reduce the number of additional PIK payments available to the Company. If the Company opts to PIK both the Term A Loan and the Term B Loan cash payments in a single quarter, that will count as two of the Company’s three additional PIK options.

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

(v)     Sell, lease, transfer, license, or otherwise dispose of (A) movies or television programs other than in the ordinary course of business (provided that the Company will not be entitled to sell, transfer or alienate its entire interest items of such products with an aggregate value in excess of $5 million), (B) channels owned or operated by the Credit Parties or (C) other property except de minims dispositions made in the ordinary course of business.

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

(x)      The Company defaults on the NICC Preferred Interest and such default is not remedied, cured, waived or consented to within the grace period with respect thereto.

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

Tax Sharing Agreement

On March 11, 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a tax sharing agreement with Hallmark Cards.  Hallmark Cards includes the Company in its consolidated federal income tax return.  Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future tax losses, which may be generated by the Company.  Based on the tax sharing agreement,

Hallmark Cards pays the Company all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when the Company becomes a taxpayer.  Under the tax sharing agreement, at Hallmark Cards’ option, this 25% balance may also be applied as an offset against any amounts owed by the Company to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

The Company received $21.3 million under the tax sharing agreement during 2008, which was offset against the tax note. The Company incurred liability under the tax sharing agreement to Hallmark Cards in the amount of $8.5 million during 2009.

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

The first payment by the Company pursuant to the amended tax sharing agreement is expected to occur on December 15, 2010.

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

Intercompany Services Agreement

The Company has an intercompany services agreement with Hallmark Cards, which was entered into in 2003 for a term of three years and then extended for additional years through December 31, 2010. Under the agreement, Hallmark Cards provides us with the following services: tax services; risk management, health, safety and environmental services and insurance; legal services; treasury and cash management services; real estate consulting services; human resources services; and other services mutually agreed by the parties.

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

Hallmark Trademark License Agreements

Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., dated March 27, 2001, which has been extended through September 1, 2011.  The amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the “Hallmark Channel.”  The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States’ network. Crown Media United States also has a similar trademark license agreement with Hallmark Licensing, Inc., which is effective January 1, 2004, and as extended expires September 1, 2011, to permit the use of the Hallmark trademark in the name of the “Hallmark Movie Channel.”

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

Lease Guarantees with Hallmark Cards

On February 24, 2010, the Company executed a letter of credit/guaranty commitment with respect to a certain lease agreement with 12700 Investments, Ltd. for the office space at 12700 Ventura Boulevard, Studio City, California.   The landlord required that Crown Media United States, the entity which executed the lease, provide a letter of credit of $1.6 million securing certain obligations of Crown Media United States.  Consequently, Hallmark Cards has agreed to guarantee the issuer of such letter of credit against any loss thereon pursuant to the guaranty. As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States has agreed to pay Hallmark Cards a fee which equals 0.75% per annum of the outstanding letter of credit obligation.  Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

On September 2, 2008, Hallmark Cards issued a guaranty for the benefit of Crown Media United States, which guaranty pertains to a lease agreement with Paramount Group, Inc. for the office space at 1325 Avenue of the Americas, New York, New York.  As a condition to executing the lease agreement, the landlord required Hallmark Cards to guaranty all obligations of Crown Media United States under the lease agreement.  As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States has paid Hallmark Cards a fee which equals 0.28% per annum of the outstanding obligation under the lease agreement. Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

VISN Preferred Interest

VISN, a subsidiary of the National Interfaith Cable Coalition, Inc. (“NICC”), owns a $25.0 million preferred interest in Crown Media United States.  Under the Crown Media United States Amended and Restated Company Agreement, originally dated November 13, 1998, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Crown Media United States has federal taxable income (with possible adjustments) in excess of $10.0 million, and the preferred interest has not been redeemed, Crown Media United States would redeem the preferred interest in an amount equal to the lesser of:

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

Crown Media United States Programming Agreement with NICC

On January 2, 2008, Crown Media Holdings entered into an agreement with NICC regarding termination of any right of NICC under the agreement covering the operation of Crown Media United States (the “Company Agreement”) to compel Crown Media Holdings to buy all of the outstanding shares of Class A Common Stock owned by NICC and NICC’s subsidiary VISN Management Corp. (“VMC”) at the then current market value.  The January 2008 agreement also covers other aspects of Crown Media Holdings’ relationship with NICC.

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

•              To the extent required by the Stockholders Agreement of HEIC, Crown will consent, and obtain the consent of HEIC, for VMC to assign its ownership of HEIC shares to a non-profit corporation designated by VMC or to NICC.  The shares will continue to be subject to the HEIC Stockholders Agreement.  As a result of the Recapitalization, the HEIC Stockholders Agreement is no longer effective.

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

During the years ended December 31, 2008 and 2009, Crown Media United States paid NICC $6.4 million and $4.6 million, respectively, related to the Company Agreement, the December 2005 Agreement and the January 2008 Agreement.

DIRECTV Affiliation Agreement

On August 20, 2001, Crown Media United States entered into an Affiliation Agreement with DIRECTV, Inc., a wholly owned subsidiary of DIRECTV Enterprises, Inc.  Pursuant to the Affiliation Agreement, DIRECTV distributes the Hallmark Channel on the TOTAL CHOICE ® tier of its DBS distribution system in the United States and pays us license fees for such distribution.  At the same time we entered into a Stock Purchase Agreement with DIRECTV Enterprises whereby we issued 5,360,202 shares of our Class A Common Stock, which shares were subsequently transferred to its parent company, The DIRECTV Group, Inc. In March 2008, we renewed this distribution agreement for a multi-year term and additionally provided DIRECTV with the right to distribute the Standard Definition and High Definition versions of the Hallmark Movie Channel. As of December 31, 2009, DIRECTV accounted for 17.7 million of our subscribers.  Upon completion of the Recapitalization, The DIRECTV Group, Inc.’s ownership percentage of our Class A Common Stock was reduced from approximately 7.2% to approximately 1.5%.

Bank Credit Facility

In 2001, the Company entered into a credit agreement (which agreement has been amended subsequently, with the most recent amendment dated June 29, 2010) with a syndicate of banks, led by JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank.  In March 2008, JP Morgan Chase Bank became the sole lender under the bank credit facility by acquiring the interests of all other lending banks.  The facility is guaranteed by the Company’s subsidiaries, is secured by all tangible and intangible property of the Company and its subsidiaries, and is guaranteed by Hallmark Cards.  Interest on the credit facility is the Eurodollar rate plus 2.25% or the alternate base rate plus 1.25%.

As a result of the most recent amendment executed in June 2010 (Amendment No. 17), the bank credit facility is a revolving line of credit in the amount of $30.0 million due on June 30, 2011.   Simultaneously with executing Amendment No. 17, Hallmark Cards Subordination and Support Agreement was terminated and an intercreditor agreement among HCC, JP Morgan Chase Bank and the Company was entered into, which among other things defines the lien priorities and allows for payments to HCC pursuant to the Recapitalization.

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

Negative covenants include limitations on (1) indebtedness, (2) liens, (3) guaranties, (4) investments, (5) making “Restricted Payments,” (Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of the Company which is subordinated to the bank loans, and any other payment to Hallmark Cards or any of its affiliates).  The credit agreement, however, permits the Company to make payments to Hallmark Cards or an affiliate in payment of a valid outstanding obligation with respect to certain payments related to the Recapitalization or any commercially reasonable fees in consideration for Hallmark Cards having extended its guarantee for the bank credit facility under Amendment No. 15, (6) sale of assets, (7) sale of receivables, (8) entering into any sale and leaseback transactions, (9) entering into transactions with affiliates, (10) amending any material agreement with a credit party, (11) creating negative pledge, (12) mergers or acquisitions, (13) production of any item of Product in any fiscal year having an aggregate budgeted negative cost in excess of $5.0 million, (14) changing our business activities, (15) entering into certain transactions that are prohibited under ERISA, (16) entering into any interest rate protection agreement or currency agreement, (17) acquiring or creating any new subsidiary, (18) using or storing hazardous materials on our premises, (19) creating any first tier subsidiary other than CM Intermediary or have any asset related to the Channel at a level above CM Intermediary and (20) creating any new liens.

Events of default under the amended credit agreement include, among other things,  (1) the failure to pay principal or interest, with the default continuing unremedied for five days after receipt of a remittance advice, (2) a failure to observe covenants, (3) a change in control, (4) the Hallmark Cards’ guarantee of the credit facility shall have expired or otherwise terminated or Hallmark Cards shall have disavowed its obligations under the guarantee or default shall otherwise have occurred in accordance with the terms of the guarantee, (5) a termination by Hallmark Cards or any of its affiliates of the right of the Company or its subsidiaries to use the names “Hallmark” or “Crown” in their television services or any Channels owned or operated by them.  For purposes of the credit facility, a change in control means that (a)  HCC ceases to have sufficient voting power to elect a majority of the Company’s board of directors or beneficial ownership of over a majority of the outstanding equity interest of the Company having voting power, (b) the majority of the Board is not comprised of individuals who were either in office or who were nominated by a two-third’s vote of individuals in office or so nominated as at December 17, 2001, or (c) the consummation by the Company of a Rule 13e-3 transaction (or a “going-private” transaction) as defined in the Securities Exchange Act.

Certain Business Relationships and Conflicts of Interest

HCC holds approximately 90.3% of our outstanding shares of Class A Common Stock and 100% of Preferred Stock.  HCC’s control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Class A Common Stock.  As a result, the market price of our Class A Common Stock or our business could suffer.

HCC’s control relationship with us also could give rise to conflicts of interest, including:

•      conflicts between HCC, as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

•      conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by HCC or its other affiliates, on the other hand; or

•      conflicts related to existing or new contractual relationships between us, on the one hand, and HCC and its affiliates, on the other hand.

In addition, our directors, who may also be officers or directors of HCC or its affiliates, will have fiduciary duties, including duties of loyalty, to both companies and may have conflicts of interest with respect to matters potentially involving or affecting us.

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

In the event that one of our directors or officers who is also a director or officer of Hallmark Cards acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both us and Hallmark Cards, that director or officer will have fully satisfied his or her fiduciary duty to us and our stockholders with respect to that corporate opportunity if that director or officer acts in a manner consistent with the following policy:

•      a business opportunity offered to any person who is one of our officers, and who is also a director but not an officer of Hallmark Cards, will belong to us;

•      a business opportunity offered to any person who is one of our directors but not one of our officers, and who is also a director or officer of Hallmark Cards, will belong to us if that opportunity is expressly offered to that person in his or her capacity as one of our directors, and otherwise will belong to Hallmark Cards;

•      a business opportunity offered to any person who is one of our officers and an officer of Hallmark Cards will belong to us if that opportunity is expressly offered to that person in his or her capacity as one of our officers, and otherwise will belong to Hallmark Cards; and

•      a corporate transaction opportunity will belong to Hallmark cards and any person who is an officer or director of us and an officer or director of Hallmark Cards shall have no duty to communicate such corporate transaction opportunity to us.

For purposes of the policy:

•      a “business opportunity” is any corporate opportunity relating to the operation of a multichannel video programming provider, other than a corporate transaction opportunity;

•      a “corporate transaction opportunity” is any corporate opportunity relating to the acquisition by a third party unaffiliated with Hallmark Cards of the Company or of all or a material portion of its equity, debt, assets or voting power;

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data and selected cash flow information for three and nine months ended September 30, 2009 and 2010, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. Ratings and subscriber information also are unaudited but are not derived from such financial statements and notes thereto.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2009	2010	Change	2009	2010	Change
Revenues:
Subscriber fees	$15,998	$13,973	-13%	$47,153	$46,839	-1%
Advertising	46,487	48,499	4%	153,702	149,635	-3%
Sublicense fees and other revenue	334	48	-86%	1,098	133	-88%
Total revenues	62,819	62,520	0%	201,953	196,607	-3%
Cost of Services:
Programming costs	31,680	31,246	-1%	95,196	90,617	-5%
Operating costs	3,405	3,092	-9%	11,905	8,502	-29%
Total cost of services	35,085	34,338	-2%	107,101	99,119	-7%
Selling, general and administrative expense	12,703	12,641	0%	36,462	37,694	3%
Marketing expense	339	7,114	1999%	5,956	8,551	44%
Loss from sale of film assets	—	—	0%	—	155	100%
Income before interest and income tax expense	14,692	8,427	-43%	52,434	51,088	-3%
Interest expense	(24,884)	(2,509)	-90%	(75,399)	(53,579)	-29%
Income tax expense	—	—	0%	—	(2,897)	100%
Net (loss) income	$(10,192)	$5,918	-158%	$(22,965)	$(5,388)	-77%

Other Data:
Net cash provided by operating activities	$1,998	$22,727	1037%	$33,367	$51,515	54%
Net cash used in investing activities	$(414)	$(303)	-27%	$(1,062)	$(1,415)	33%
Net cash used in financing activities	$(18,016)	$(4,466)	-75%	$(26,660)	$(24,406)	-8%
Total domestic day household ratings (1)(3)	0.537	0.409	-24%	0.571	0.433	-24%
Total domestic primetime household ratings (2)(3)	0.899	0.657	-27%	0.976	0.711	-27%
Subscribers at period end	87,717	90,218	3%	87,717	90,218	3%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period July 1 through September 30 and January 1 through September 30.

Results of Operations

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2010

Revenue.  Our revenue, comprised primarily of subscriber and advertising fees, decreased $299,000 or less than 1% in 2010 over 2009. Our subscriber fee revenue remained constant.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $651,000 and $485,000 for 2009 and 2010, respectively. The increase in subscriber revenue due to small contractual rate increases and significant growth in Hallmark Movie Channel subscribers was offset by the accounting treatment of subscriber revenue for one multiple systems operator and the lack of a month of  revenue for another multiple systems operator.

Due to the lack of distribution agreements with two multiple system operators, the Company’s subscriber revenue has and will continue to decline until new agreements are executed.

Advertising revenue increased $2.0 million or 4% in 2010 over 2009 due to higher CPM rates offset by declines in viewer ratings across demographic categories for 2010 compared to 2009. The ratings decline reduced the revenue from all inventory, including inventory used to satisfy deficiencies in audience delivery.  Audience deficiency unit revenue decreased $1.2 million from contra-revenue of $894,000 for 2009, to contra-revenue of $2.1 million for the same period in 2010 as a result of such ratings declines, leading to a corresponding decrease in revenue recognized by the Company. CPM rates in the third quarter of 2010 increased by approximately 11% over the same period of 2009, thereby increasing revenues.  However, the increase in CPM rates was more than offset by the decline in ratings which reduced the value of the Company’s inventory.

We believe that changes to our program schedule in 2009 and through the third quarter of 2010, along with increased competition (including the availability of high definition distribution by competitors), contributed to a decline in ratings on the Hallmark Channel. From 2005 until early 2009, our programming schedule did not change significantly. Beginning in 2008, a number of programs that had previously received strong ratings began to experience ratings declines, and we placed television series in certain timeslots instead of movies or original productions.  Also, a number of programs in the schedule provided strong household ratings performance but less effective delivery of our key demographic, women age 25-54.  In 2009, we began to introduce new content into the schedule with the objective of increasing the delivery of women 25-54.  The schedule changes likely resulted in some viewer confusion, resulting in lower ratings.  We will continue to focus on program acquisitions, original program production and schedule changes that are intended to improve both the viewer ratings and the demographic delivery of the Hallmark Channel.

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

For the three months ended September 30, 2010, Nielsen ranked the Hallmark Channel 24th in total day viewership with a 0.409 household rating and 25th in primetime with a 0.657 household rating among the 78 cable channels in the United States market.

Advertising revenue from the Hallmark Movie Channel increased from $2.4 million for the three months ended September 30, 2009, to $4.6 million for the three months ended September 30, 2010. This is due to the increase in the number of subscribers as the Company continues to expand distribution of this channel.

Cost of services. Cost of services as a percent of revenue decreased to 55% in 2010 as compared to 56% in 2009. This decrease results primarily from the effects of the 9% decrease in operating costs, discussed below, offset in part by the 4% decrease in advertising revenue discussed above.

Programming costs decreased $434,000 or 1% from 2009. During 2009 and through the third quarter of 2010, except for Martha Stewart programming, we did not enter into any significant new third party license agreements. As a result, expiring program rights and the related amortization were not replaced in full with assets and amortization from newer license agreements. At this time, we do not expect significant program acquisitions for the rest of 2010, other than the potential additional costs to obtain high definition version of certain of our programming.

Operating costs for 2010 decreased $313,000 over 2009. The Company’s bad debt expense was $235,000 for 2009, as compared to $12,000 for 2010.  The decrease in bad debt expense is primarily due to certain advertising customers experiencing cash flow problems under generally poor economic conditions during 2009 and being unable to make timely payments. Customer cash flow problems declined in 2010 and, therefore, payments were received on a timelier basis.

Selling, general and administrative expense.  Our selling, general and administrative expense for 2010 remained constant.

Marketing expense.  Our marketing expense increased $6.8 million or approximately 2,000% in the third quarter of 2010 versus the third quarter of 2009. The Company allocated significant marketing resources towards the third quarter launch of the Martha Stewart programming in 2010.

Interest expense.  Interest expense decreased $22.4 million due to the Recapitalization.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2010

Revenue.  Our revenue, comprised primarily of subscriber and advertising fees, decreased $5.3 million or 3% in 2010 over 2009. Our subscriber fee revenue decreased $314,000 or 1% due to on-going negotiations with two distributors.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $2.0 million and $1.5 million for 2009 and 2010, respectively.

Due to the lack of distribution agreements with two multiple system operators, the Company’s subscriber revenue has and will continue to decline until new agreements are executed.

The $4.1 million or 3% decrease in advertising revenue is primarily due to declines in viewer ratings across demographic categories for 2010 compared to 2009. For the nine months ended September 30, 2010, Nielsen ranked the Hallmark Channel 26th in total day viewership with a 0.433 household rating and 23rd in primetime with a 0.711 household rating among the 78 cable channels in the United States market. The ratings decline reduced the revenue from all inventory, including inventory used to satisfy deficiencies in audience delivery.  Audience deficiency unit revenue decreased $7.5 million from contra-revenue of $5.8 million for 2009, to contra-revenue of $13.3 million for the same period in 2010 as a result of such ratings declines, leading to a corresponding decrease in revenue recognized by the Company.

Advertising revenue from the Hallmark Movie Channel increased from $7.5 million for the nine months ended September 30, 2009, to $12.6 million for the nine months ended September 30, 2010. This is due to the increase in the number of subscribers as the Company continues to expand distribution of this channel.

Cost of services. Cost of services as a percent of revenue decreased to 50% in 2010 as compared to 53% in 2009. This decrease results primarily from the effects of the $4.6 million or 5% decrease in programming costs, discussed below, offset in part by the 3% decrease in advertising revenue discussed above. We may, however, incur additional programming related costs in the future to obtain high definition versions of certain of our programming.

Operating costs for 2010 decreased $3.4 million over 2009 due in part to the $1.1 million decrease in bad debt expense. The Company’s bad debt expense was $1.1 million for 2009, as compared to $44,000 for 2010.  The decrease in bad debt expense is primarily due to certain advertising customers experiencing cash flow problems under generally poor economic conditions during 2009 and being unable to make timely payments. Customer cash flow problems declined in 2010 and, therefore, payments were received on a timelier basis. Additionally, salary and termination expense decreased $1.4 million and playback and transponder expense decreased $1.0 million due to terminations of employment during second quarter of 2009 and standard definition provider contracts in the fourth quarter of 2009.

Selling, general and administrative expense.  Our selling, general and administrative expense for 2010 increased $1.6 million over 2009.  Salary and severance expense decreased $5.2 million primarily due to terminations of employment in 2009. Additionally, commission expense increased $785,000 due to meeting quarterly advertising revenue expectations. Research expense increased $1.3 million due to the receipt of ratings for the Hallmark Movie Channel. Benefits and bonus expense increased $3.3 million due to an increase in bonus expense based upon assumptions that certain performance metrics will be met and an increase in insurance premiums.   Additionally, the Company recorded $1.0 million of debt issuance costs in conjunction with the Recapitalization.

Marketing expense.  Our marketing expense increased $2.6 million or 44% in 2010 versus 2009. The Company allocated significant marketing resources towards the third quarter launch of the Martha Stewart programming in 2010. During 2009, the Company had one significant marketing promotion in January 2009 centered on the original movie, “Taking a Chance on Love.” The Company did not have a significant marketing promotion in the first quarter of 2010.

Loss from sale of film assets. In June 2010, the Company concluded that payments for residuals and participations, which are liabilities from the Company’s December 2006 sale of its film assets, would occur generally sooner than originally estimated in December 2006 and December 2009 based upon a request for payment received in July 2010.  Accordingly, in the second quarter of 2010, the Company increased the carrying amount of the liability by $155,000 and recognized a corresponding loss from sale of film assets in the accompanying statement of operations.

Interest expense.  Interest expense decreased $21.8 million due to the Recapitalization.

Income tax expense. For tax purposes, the Recapitalization generated cancellation of debt income which is currently estimated at approximately $200.0 million, which was offset by net operating losses.  Accordingly, the Company is expected to generate federal and state taxable income for both regular tax and alternative minimum tax (“AMT”) purposes.  For regular tax purposes, this income will be fully offset by net operating loss carryforwards.  However, for federal AMT purposes, loss carryforwards can be used against AMT income but are limited to 90% of AMT income.  As a result, the Company has recorded an income tax expense of $2.9 million for the estimated AMT in its consolidated statements of operations as it is not likely that any benefit of this AMT as a credit carryforward will be realized.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, our cash provided by operating activities was $33.4 million as compared to $51.5 million for the nine months ended September 30, 2010. The Company’s net loss for the nine months ended September 30, 2010, decreased $17.6 million to $5.4 million from $23.0 million for the nine months ended September 30, 2009. Our depreciation and amortization expense for the nine months ended September 30, 2010 decreased $6.1 million to $93.2 million from $99.3 million in 2009.  The Company made programming payments of $96.5 million and $94.1 million during the nine months ended September 30, 2009 and 2010, respectively.

Cash used in investing activities was $1.1 million and $1.4 million during the nine months ended September 30, 2009 and 2010, respectively. During the nine months ended September 30, 2009 and 2010, we purchased property and equipment of $371,000 and $729,000, respectively. During the nine months ended September 30, 2009 and 2010, the Company paid $691,000 and $686,000, respectively, to the buyer of the international business for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments. The related liability was recognized in 2005 as part of the sale of our international business.

Cash used in financing activities was $26.7 million and $24.4 million for the nine months ended September 30, 2009 and 2010. We borrowed $18.1 million and $0 under our credit facility to supplement the cash requirements of our operating and investing activities during the nine months ended September 30, 2009 and 2010, respectively. We repaid principal of $44.1 million and $1.0 million under our bank credit facility during the nine months ended September 30, 2009 and 2010, respectively.  Also, during 2010, pursuant to provisions of the Recapitalization, the Company sequestered $20.0 million, which is now restricted to the payment of the NICC preferred interest on or before December 31, 2010.

The Company expects to make its first cash payment through the fourth quarter of 2010 prior to December 31, 2010, for tax liabilities incurred under the tax sharing agreement as amended. The Company may also have to make cash payments to Hallmark Cards during 2011 under the amended tax sharing agreement.

Additionally, the Company may make a principal payment on its Term A loan of approximately $8.6 million during the next 12 months.

Cash Flows

As of September 30, 2010, the Company had $36.2 million in cash and cash equivalents on hand.  Also available to the Company was the full $30.0 million bank credit facility which expires June 30, 2011.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and, prior to the Recapitalization, forbearance by Hallmark Cards and its affiliates.

The Company’s management anticipates that the principal uses of cash during the twelve month period ending September 30, 2011, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, and nominal interest of approximately $30.0 million to $45.0 million due under the New Debt issued in the Recapitalization.  Subject to the legal availability of funds and approval by the Company’s board of directors, the Company may also pay approximately $19.5 million for cash dividends on Preferred Stock during the nine months ending September 30, 2011; at the option of the Company’s board of directors, such dividends, if any, may be paid in the form of additional shares of Preferred Stock.

At September 30, 2010, the Company also had an additional $20.0 million of cash, the use of which is restricted to payment of the $25.0 million company obligated, mandatorily redeemable preferred interest payable to VISN Management Corp. on December 31, 2010.  The Company believes that it will be able to fund all, or substantially all, of the remaining $5.0 million with cash provided by operating activities.

Increases in the Company’s audience deficiency liability during the nine month periods ended September 30, 2009, and 2010, contributed $5.8 million and $13.3 million, respectively, to cash flows from operating activities (reflected as part of the changes in accounts payable, accrued and other liabilities in the accompanying condensed consolidated statements of cash flows included in Part I of this report).  At September 30, 2010, the Company’s audience deficiency liability was $31.1 million, an amount equivalent to approximately 14% of advertising revenue for the year ended December 31, 2009.  Settlement of any portion of this liability will not require the direct use of cash because it is the Company’s policy to settle in kind.  However, such settlement requires the use of advertising spots that otherwise may be sold for cash.  Accordingly, any decrease in this liability will indirectly require the use of cash with little or no corresponding effect on reported advertising revenue.

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

Among the factors that could cause actual results to differ materially are those discussed in this Report below and in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. Such Risk Factors include, but are not limited to, the following:  competition for distribution of channels, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our channels; our ability to address our liquidity needs; our incurrence of losses; and our substantial indebtedness affecting our financial condition and results.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2010, the decline of the fair value of the fixed income portfolio would not be material.

As of September 30, 2010, our cash, cash equivalents and short-term investments had a fair value of $56.2 million (including restricted cash) and were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations and to fund the $25.0 mandatorily redeemable preferred interest amount payable in December 2010. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three and nine  months ended September 30, 2010, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of September 30, 2010, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.2

Amendment No. 17, dated as of June 29, 2010, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2010 and incorporated herein by reference).

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

10.10

Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement (previously filed as Exhibit 10.10 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).

10.11

Security Agreement, dated June 29, 2010, between the Company and HCC (previously filed as Exhibit 10.11 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).

10.12

Pledge Agreement, dated June 29, 2010, between the Company and HCC (previously filed as Exhibit 10.12 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).

10.13

Trademark License Extension Agreement (Hallmark Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.13 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).

10.14

Trademark License Extension Agreement (Hallmark Movie Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.14 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).

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

CROWN MEDIA HOLDINGS, INC.

Signature	Title	Date

By: /s/ WILLIAM J. ABBOTT	Principal Executive	November 9, 2010
Officer
William J. Abbott

By: /s/ MICHAEL J. HARMON	Principal	November 9, 2010
Financial and
Michael J. Harmon	Accounting Officer