Form 10-K
period 2010-12-31
CROWN MEDIA HOLDINGS INC
filed 2011-03-03
CIK 1103837

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was $61,095,061.

         As of February 28, 2011, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed, are incorporated by reference in Part III of this Form 10-K.

ii

        In this Annual Report on Form 10-K the terms "Crown Media Holdings" or the "Company," refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, including Crown Media United States, LLC ("Crown Media United States"). The term "Common Stock" refers to our Class A Common Stock and Class B Common Stock, unless the context requires otherwise. As part of the recapitalization transactions described below, each outstanding share of Class B Common Stock was reclassified as a share of Class A Common Stock and the Class B Common Stock was eliminated. The term "Preferred Stock" refers to our Series A Convertible Preferred Stock.

        The name "Hallmark" and other product or service names are trademarks or registered trademarks of entities owned by Hallmark Cards, Incorporated ("Hallmark Cards").

 PART I

ITEM 1.    Business

Company Overview

        We own and operate pay television channels (the "Channels"), known as the Hallmark Channel and the Hallmark Movie Channel, each of which is dedicated to high-quality entertainment programming for adults and families. The Hallmark Channel is a 24-hour television destination for family-friendly programming and a leader in the production of original movies. The Hallmark Movie Channel is a 24-hour cable network dedicated to offering viewers a collection of movies appropriate for the entire family. The Hallmark Movie Channel offers a mix of Hallmark Channel original movies, classical theatrical films, and Hallmark Hall of Fame presentations. Our Channels are distributed in the United States of America and its territories and possessions, including Puerto Rico.

        The Channels offer compelling stories, masterfully written, directed and produced with talented and recognized actors. We believe that we have established these Channels as destinations for viewers seeking high-quality entertainment for adults and families, and as attractive outlets for advertisers seeking to target these viewers. We have distribution agreements with leading pay television distributors. The following table shows our Channels' programming sources, selected pay television distributors and the total number of subscribers as of December 31, 2010.

	Hallmark Channel	Hallmark Movie Channel
Programming Sources	• Original Productions	• Original Productions
	• Other third-party sources	• Other third-party sources
	• Hallmark Hall of Fame	• Hallmark Hall of Fame
Selected Pay Television Distributors	• Cablevision • Cequel III • Charter	• Cablevision • Charter • Comcast
	• Comcast	• Cox
	• Cox	• DIRECTV
	• DIRECTV	• Dish Network
	• Dish Network	• NCTC
	• NCTC	• Time Warner
	• Mediacom	• Verizon Communication (FiOS)
• Time Warner
• Verizon Communication (FiOS)
Total Subscribers	87.3 million(1)	37.6 million(1)

(1)
Source: Nielsen Code and The Nielsen Public U.E. December 2010.

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

        Programming acquired from third parties is an important component of our Channels as we continually develop and refine our programming strategy. This programming includes original movies produced by a variety of experienced television production companies and "off network" television series. Our production agreements cover one specific movie or a package of several movies. Typically under these agreements, our Channels have the right to exhibit the movies for an initial window of 5 to 8 years and have the right to extend the term for an additional 3 years, which we exercise based on the performance of the movies in their initial window. With respect to television series which we acquire from third parties, we typically have the right to exhibit the series for a window of 3 to 5 years.

        We currently distribute (a) the Hallmark Channel through approximately 5,364 cable, satellite and other pay television distribution systems and (b) the Hallmark Movie Channel through approximately 2,117 such systems. Four of our distributors each accounted for more than 10%, and together accounted for a total of 66%, of our consolidated subscriber revenue for the year ended December 31, 2010. Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the year ended December 31, 2010, and together accounted for 60% of our consolidated subscribers on that date.

        We license the trademark "Hallmark" for use on our Channels pursuant to certain trademark license agreements with a subsidiary of Hallmark Cards. We believe that the use of this trademark is extremely important for our Channels due to the substantial name recognition and favorable characteristics associated with the name in the United States. For further information concerning these trademark license agreements, see Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Trademark Agreement with Hallmark Cards.

        During 2008, 2009 and 2010, domestic channel operations comprised the Company's sole operating segment.

Recent Developments

Recapitalization

        On June 29, 2010 the Company consummated a series of recapitalization transactions (the "Recapitalization") pursuant to a Master Recapitalization Agreement dated February 26, 2010, by and among the Company, Hallmark Cards, H C Crown, LLC ("HCC"), a subsidiary of Hallmark Cards, and related entities.

        Among other things, the Recapitalization included the following:

  •
  Exchange of approximately $1.162 billion of debt (the "HCC Debt") for new debt, Preferred Stock and Common Stock;

  •
  Mergers of two intermediate holding companies, Hallmark Entertainment Investments Co. ("HEIC") and Hallmark Entertainment Holdings, Inc. ("HEH"), with and into the Company (collectively, the "Mergers");

  •
  Reclassification of shares of Class B Common Stock into shares of Class A Common Stock upon the filing of the Second Amended and Restated Certificate of Incorporation; and

  •
  Approval and authorization for the future filing of the Third Amended and Restated Certificate of Incorporation, the principal effect of which would be a reverse split of shares of Common Stock at such time as authorized by the Company's Board of Directors.

        The following were issued in exchange for HCC Debt:

  •
  $315.0 million principal amount of new debt issued pursuant to the terms of the credit agreement between the Company and HCC (the "Credit Agreement") in two tranches: (i) the $200.0 million Term A Loan bearing interest at 9.5% per annum through December 31, 2011, and 12% thereafter and (ii) the $115.0 million Term B Loan bearing interest at 11.5% through December 31, 2011, and 14.0% thereafter (collectively, the "New Debt");

  •
  185,000 shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock"), $0.01 par value, with the terms summarized under "Preferred Stock Terms" below; and

  •
  254,887,860 shares of the Company's Class A Common Stock in exchange for the residual amount of HCC Debt converted at $2.5969 per share.

        Immediately after consummation of the Mergers and issuance of Common Stock in partial exchange for HCC Debt, HCC owned approximately 90.3% of the Company's Class A Common Stock and all of the outstanding Preferred Stock.

        In addition, the transactions resulted in the following:

  •
  The increase of the authorized shares of Class A Common Stock to 500,000,000 shares; the decrease of the authorized Preferred Stock to 1,000,000 shares; and the elimination of the Class B Common Stock;

  •
  Amendment No. 2 to the Tax Sharing Agreement between the Company and Hallmark Cards, to among other things, (i) permit Hallmark Cards to defer any future tax benefit payable to the Company for application against future tax liabilities of the Company (ii) allow the Company to deduct interest accrued on the 10.25% Senior Secured Note from January 1, 2010, through June 29, 2010; and (iii) provide for the treatment of the Recapitalization under the Tax Sharing Agreement;

  •
  Execution of the registration rights agreement, by and among the Company, HCC and certain HEIC stockholders;

  •
  Extension of the Company's $30.0 million revolving line of credit with JP Morgan Chase Bank to June 30, 2011, and Hallmark Card's agreement to guarantee up to $30.0 million for such revolving line of credit; and

  •
  A Stockholders Agreement, by and among the Company, HCC and Hallmark Cards, pursuant to which, among other things, Hallmark Cards entities agreed not to acquire, through December 31, 2013, additional shares of Class A Common Stock, subject to certain exceptions, and agreed to certain restrictions on their ability to sell or transfer shares of Class A Common Stock until December 31, 2013 and, subject to lesser restrictions, until December 31, 2020.

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

    •
    Term B Loan of $115.0 million bears interest payable in cash at the rate of 11.5% through December 31, 2011, and 14% thereafter. At the Company's option, it may pay-in-kind ("PIK") interest payable for quarters in 2010. Through December 31, 2010, the Company has paid interest in cash.

        The Company has the option to PIK up to three additional quarterly cash payments in the aggregate for the Term A Loan and the Term B Loan. Exercise of the 2010 PIK option under the Term B Loan did not reduce the number of additional PIK options available to the Company. If the Company opts to PIK both the Term A Loan and the Term B Loan cash interest payments in a single quarter, that will count as two of the Company's three additional PIK options.

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

        Mandatory Prepayments:    The following amounts must be used to prepay the New Debt: (1) all net cash proceeds from asset sales or other dispositions, except to the extent such net cash proceeds are reinvested in productive assets of a kind then used or usable in the business of the Company or its subsidiaries within 180 days of the sale or other disposition; (2) 100% of net cash proceeds from equity issuances; (3) 100% of net cash proceeds from debt issuances (exclusive of the bank credit facility); (4) 75% of Excess Cash Flow (as defined in the Credit Agreement); and (5) upon the sale of assets in advance of a condemnation proceeding, or following the occurrence of a casualty or condemnation for which the Company or its subsidiaries have received proceeds, any such proceeds in excess of the amount used to replace the subject assets. Prepayments must be applied in the following order (i) first to PIK interest on the Term A Loan (ii) then to principal on the Term A Loan (iii) then to PIK interest on the Term B Loan, and (iv) finally to principal on the Term B Loan. In February 2011, HCC consented to modifying the definition of Excess Cash Flow by allowing the Company to deduct the following from Cash Flow from Operating Activities: (i) all interest and principal paid pursuant to the Credit Agreement that is not otherwise captured in (a) or (e) of the definition of "Excess Cash Flow" and (ii) all payments for debt restructuring costs under a troubled debt restructuring that are shown in the "Cash Flow from Financing Activities" section of Crown's Consolidated Statement of Cash Flows.

        Acceleration:    The principal and interest on the New Debt will become immediately due and payable upon a change in control arising from (i) a Premium Transaction (as described below under "Stockholders Agreement") or (ii) a transaction approved by the Company's Board of Directors. Upon an Event of Default, HCC may declare the principal and interest on the New Debt due and payable, without presentment, demand, protest or other notice.

        Collateral:    The obligations under the Credit Agreement are secured by substantially all assets of the Company's and its subsidiary guarantors' (each, a "Credit Party", collectively, the "Credit Parties"). This security interest is subordinate to the lender's security interest under the JP Morgan Chase Bank revolving credit facility.

        Affirmative Covenants:    Under the Credit Agreement, the Credit Parties will, among other things:

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

          (iv)  Provide prompt notice to HCC of material events including any Event of Default, any material adverse change in the party's condition or operations or any event which could reasonably be expected to materially and adversely affect performance of such party's obligations to HCC, result in a Material Adverse Effect (as defined in the Credit Agreement) or otherwise cause the loss of more than 7.5 million subscribers.

           (v)  Provide prompt notice to HCC of the institution of any action or investigation by any governmental authority or material development in any action or investigation, which might, if adversely determined, reasonably be expected to have a material adverse effect or otherwise cause the loss of more than 7.5 million subscribers.

          (vi)  Upon HCC's request, take all actions necessary to register copyrights or trademarks.

         (vii)  Defend the collateral against liens other than permitted encumbrances.

        (viii)  Notify HCC of any potential violation of, non-compliance with or potential liability under, any environmental laws which could reasonably be expected to have a material adverse effect.

          (ix)  Upon HCC's request, obtain credit ratings issued by Moody's or S&P.

        Negative Covenants:    The Credit Agreement includes restrictions on the ability of the Credit Parties' to, among other things:

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

           (v)  Sell, lease, transfer, license, or otherwise dispose of (A) movies or television programs other than in the ordinary course of business (provided that the Company will not be entitled to sell, transfer or alienate its entire interest items of such products with an aggregate value in excess of $5 million), (B) channels owned or operated by the Credit Parties or (C) other property, except de minimus dispositions made in the ordinary course of business.

          (vi)  Sell, discount or otherwise dispose of notes, accounts receivable, or other obligations owing to HCC, except in the ordinary course of business.

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

        Events of Default:    The Credit Agreement defines "Events of Default" to include the following:

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

          (xi)  Any demand for payment is made pursuant to Hallmark Card's guaranty with respect to the bank credit facility.

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

        Standstill Provisions:    Hallmark Cards will not, and will cause its controlled affiliates not to, acquire any additional shares of Common Stock (including pursuant to a short form merger) until December 31, 2013 except:

            (i)  acquisitions that are effected with the prior approval of a special committee of the Board of Directors comprised solely of independent and disinterested directors;

           (ii)  acquisitions in connection with the conversion of Preferred Stock;

          (iii)  in the event that the Company issues additional shares of capital stock, such additional shares as are necessary to ensure that Hallmark Cards continues to hold at least the same percentage of the shares of all classes of the Company's capital stock as Hallmark Cards owned immediately prior to such issuance; and

          (iv)  acquisitions effected between January 1, 2012 and December 31, 2013 and either (x) in connection with certain Premium Transactions (as defined below) or (y) pursuant to a tender offer by Hallmark Cards or its affiliates for all of the outstanding shares of Common Stock, provided the holders of Common Stock not affiliated with Hallmark Cards tender, in the aggregate, at least a majority of the shares of Common Stock held by all such stockholders at such time.

        "Premium Transaction" means a transaction involving the sale or transfer by HCC of its shares of Common Stock to a third party (by merger or otherwise) in which all stockholders unaffiliated with Hallmark Cards are entitled to participate and are entitled to receive both (i) consideration equivalent in value to the highest consideration per share of Common Stock received by HCC in connection with such transaction, and (ii) a premium of $0.50 per share of Common Stock (subject to adjustment for any stock splits, combinations, reclassifications, adjustments, sale of Common Stock by the Company, or sale of Common Stock by HCC pursuant to a public offering or block trade as described above, or any similar transaction). For the avoidance of doubt, the aggregate premium shall not exceed $17,400,880, which is the product of the number of outstanding shares owned by minority stockholders as of the date of the Master Recapitalization Agreement multiplied by $0.50. Also, for the avoidance of doubt, HCC may effectuate a Premium Transaction pursuant to a short-form merger (or other merger) between the Company and HCC or any purchaser of its shares, so long as the holders of Class A Common Stock not affiliated with HCC receive the consideration provided for in this paragraph in connection with such merger.

        Co-sale Provisions:    Until December 31, 2013, HCC will not sell or transfer its Common Stock to a third party except:

            (i)  to an affiliate of Hallmark Cards or pursuant to a bona fide pledge of the shares to a lender that is not an affiliate of Hallmark Cards (collectively, a "Permitted Transfer");

           (ii)  with the prior approval of a special committee of the Board of Directors comprised solely of independent and disinterested directors; or

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

        From and after January 1, 2014 until the earlier of December 31, 2020, or such time as Hallmark Cards and its controlled affiliates no longer beneficially own a majority of the Common Stock, HCC will not sell or transfer, in one or a series of related transactions, a majority of the outstanding shares of Common Stock to a third party, unless (x) in a Permitted Transfer, (y) with the prior approval of a special committee of the Board of Directors or (z) all stockholders unaffiliated with Hallmark Cards will at Hallmark Card's option be entitled to either participate in such transaction on the same terms as HCC or receive cash consideration equivalent in value to the highest consideration per share of Common Stock received by HCC in connection with such transaction.

        Subscription Rights:    Except as otherwise set forth below, any time the Company proposes to issue equity securities of any kind, including any warrants, options or other rights to acquire equity securities and debt securities convertible into equity securities ("Proposed Securities"), the Company will:

            (i)  give written notice setting forth in reasonable detail (w) the designation and all of the terms and provisions of the Proposed Securities, including the voting powers, preferences and relative participating, optional or other special rights, and the qualification, limitations or restrictions thereof and interest rate and maturity, (x) the price and other terms of the proposed sale of such securities, (y) the amount of such securities proposed to be issued, and (z) such other information as HCC reasonably requests in order to evaluate the proposed issuance; and

           (ii)  offer to issue to HCC or its affiliate a portion of the Proposed Securities equal to a percentage (the "Fully Diluted Ownership Percentage") determined by dividing (x) the number of shares owned by HCC and its affiliates immediately prior to the issuance of the Proposed Securities by (y) the total number of shares of Common Stock then outstanding, including for purposes of this calculation all shares outstanding on a fully diluted basis.

        If the Proposed Securities are to be issued to employees of the Company or its affiliates as compensation with the approval of the Board of Directors (the "Employee Proposed Securities"), the Company must comply with the following:

            (i)  If the Employee Proposed Securities are shares of capital stock, subject to vesting or other similar conditions ("Restricted Stock"), then HCC and, if applicable, its affiliates have the right to purchase capital stock of the same class as the Restricted Stock but which is not subject to vesting or other similar conditions. HCC or its affiliates may purchase up to the number of shares of capital stock equal to the number of shares of Restricted Stock to be issued multiplied by a fraction, the numerator of which is the Fully Diluted Ownership Percentage and the denominator of which is 100% minus the Fully Diluted Ownership Percentage. The purchase price for such securities will be the fair market value of the Restricted Stock on the date of issuance.

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

        The Company did not issue any Proposed Securities to employees during 2010.

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

Prior Stockholders Agreement

        Prior to the Recapitalization, we were a party to a stockholders agreement, amended and restated as of August 30, 2001, as further amended, with VISN, The DIRECTV Group, Inc. ("DIRECTV"), and Hallmark Entertainment Investments. The stockholders agreement provided certain corporate governance rights, and limitations on the Company's ability, directly or indirectly, to enter into any material contracts or transactions with any affiliate of certain stockholders. As a result of the Recapitalization, this stockholders agreement is no longer effective.

Registration Rights Agreement

        In connection with the Recapitalization, the Company and HCC are parties to a Registration Rights Agreement (the "Registration Rights Agreement") relating to the shares of Common Stock (i) issued to HCC or any joined party in connection with the Mergers, (ii) issuable to HCC upon conversion of the HCC Debt and upon conversion of the Preferred Stock, (iii) acquired by HCC pursuant to its subscription rights as set forth in the Stockholders Agreement and (iv) issued as a dividend or other distribution with respect to, or in exchange for or in replacement of the shares of Common Stock referred to in clauses (i)—(iii) (the shares described in clauses (i)—(iv) collectively, the "Registrable Securities"). The Registration Rights Agreement grants (i) 3 demand registration rights exercisable by the holders of a majority of the Registrable Securities, (ii) 3 resale shelf demand rights exercisable by holders of a majority of the Registrable Securities and (iii) unlimited piggyback rights. The expenses of any of these registrations will be borne by the Company.

Preferred Stock Terms

        In connection with the Recapitalization, the Company issued to HCC 185,000 shares of Preferred Stock. The terms of the Preferred Stock include the following:

        Dividends:    No dividends will accrue or be payable from the date of issue of the Preferred Stock through December 31, 2010. Cumulative dividends will accrue from and after January 1, 2011 through December 31, 2011 at the rate of 14% per annum of the Original Issue Price. The "Original Issue Price" is $1,000 per share subject to adjustment in the event of any stock dividends, stock splits, stock distributions or combinations and other corporate actions having a similar effect with respect to the Preferred Stock. Cumulative dividends will accrue from and after January 1, 2012 at the rate of 16% per annum of the Original Issue Price. Until December 31, 2014, dividends are payable in cash or in additional shares of Preferred Stock, at the option of the Company. After December 31, 2014, dividends on the Preferred Stock are payable in cash only. The Preferred Stock will participate with the Common Stock as to any declared dividends on an "as converted" basis.

        Optional Conversion:    Each share of Preferred Stock will become and remain convertible at the earlier of December 31, 2013, or upon a payment or refinancing of the New Debt (a "Refinancing") at the option of the holder into a share of Common Stock at the rate equal to the Original Issue Price plus accrued and unpaid cash dividends with respect to such shares of Preferred Stock divided by the Preferred Conversion Price. "Preferred Conversion Price" was $2.5969 as of the closing of the Recapitalization, which price is subject to adjustments for stock splits, combinations, dividends, mergers, recapitalizations and other corporate actions having a similar effect with respect to the Preferred Stock and other adjustments as provided below under "Anti-Dilution Protection."

        Anti-Dilution Protection:    The Preferred Conversion Price will be subject to adjustment for stock splits, combinations, dividends, mergers, recapitalizations and other corporate actions having a similar effect with respect to the Preferred Stock. The Preferred Conversion Price will also be subject to adjustment on a full-ratchet basis in the event that the Company issues additional shares (other Board-approved employee options or shares in an acquisition, merger or joint venture) at a purchase price less than the prevailing Preferred Conversion Price. Full-ratchet basis means an adjustment of the Preferred Conversion Price to the lowest consideration paid per share for the additional shares. Shares subject to options, other rights to acquire and convertible securities are deemed issued at their then exercise or conversion price.

        Mandatory Redemption:    The Company must provide written notice (the "Excess Proceeds Notice") to holders of Preferred Stock, when and as the Company receives, upon a refinancing of the New Debt, net proceeds from such refinancing in excess of the aggregate outstanding principal and interest amounts of New Debt (the "Excess Refinancing Proceeds"). Upon receipt of such notice, the holders of Preferred Stock may elect to apply such Excess Refinancing Proceeds to redeem (to the extent of funds legally available for such redemption) at the Redemption Price a number of the outstanding shares of Preferred Stock. The "Redemption Price" means a price per share equal to the Original Issue Price, plus an amount equal to any accrued but unpaid cash dividends with respect to such share, together with any other dividends declared but unpaid. If the Company receives any such requests, it must redeem on the twentieth day after delivery of the Excess Proceeds Notice, the number of outstanding shares of Preferred Stock set forth in all such notices received by the Company within fifteen days after delivery of the Excess Proceeds Notice. If the Excess Refinancing Proceeds are not sufficient to redeem all shares of Preferred Stock to be redeemed, the Company will redeem a pro rata portion of redeemable shares based on the holders' respective redemption requests.

        Optional Redemption:    The Company will be able to redeem the Preferred Stock at any time, upon 10-days written notice, at the Redemption Price.

        Voting Rights:    The Preferred Stock will vote together with the Common Stock as a single class, with the Preferred Stock voting on an "as converted" basis.

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

        Liquidation Preference:    In the event of any liquidation or winding up of the Company, the holders of the Preferred Stock will be entitled to receive, in preference to the holders of the Common Stock, an amount equal to the greater of (x) the Original Issue Price per share plus accrued but unpaid cash dividends thereon, or (y) that amount that would be received by such holders on an "as converted" basis had all Preferred Stock been converted into Common Stock immediately prior to such liquidation or winding up. A consolidation, merger or other form of acquisition of the Company or a sale of all or substantially all of its assets will be deemed to be a liquidation or winding up for purposes of the liquidation preference.

Tax Sharing Agreement

        On March 11, 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards. Hallmark Cards includes the Company in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from past tax losses and may benefit from future tax losses, which may be generated by the Company. Based on the original tax sharing agreement, Hallmark Cards paid the Company all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when the Company becomes a taxpayer. Under that tax sharing agreement, at Hallmark Cards' option, this 25% balance could be applied as an offset against any amounts owed by the Company to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

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

        The Company received $21.3 million under the tax sharing agreement during 2008, which was offset against the tax note. At December 31, 2009, the Company owed Hallmark Cards $8.5 million under the tax sharing agreement for 2009. The liability was satisfied on June 29, 2010, in connection with the Recapitalization. For the year ended December 31, 2010, the Company owed Hallmark Cards $12.9 million for estimated tax as calculated pursuant to the amended tax sharing agreement and this amount was paid to Hallmark Cards in December 2010.

        Hallmark Cards has agreed to waive the state tax liability associated with the cancellation of debt income in those states in which Hallmark Cards files a combined return.

Company History

        Crown Media Holdings, Inc. was incorporated in the State of Delaware in December 1999. Its wholly-owned subsidiary, Crown Media United States, LLC, owns, operates and distributes the Channels. As of June 29, 2010, following the recapitalization of the Company, the significant investor in the Company is HCC, a subsidiary of Hallmark Cards. Prior to June 29, 2010, significant investors in Crown Media Holdings were HEIC, the National Interfaith Cable Coalition, Inc., The DIRECTV Group, Inc. and, indirectly through their investments in HEIC, Liberty Media Corporation and J.P. Morgan Partners (BHCA), L. P.

Employees

        We had 159 employees at December 31, 2009, and 170 employees at December 31, 2010. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good. Most of our Channels' employees work at our offices in Studio City, California and New York, New York.

Industry Overview

        The pay television industry is comprised primarily of program suppliers, pay television channel providers and pay television distributors. Program suppliers, from whom we acquire or license a portion of our programming, include many of the major production studios, independent production companies and other independent owners of programming. These program suppliers create, develop and finance the production of, or control rights to, movies, television miniseries, series and other programming.

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

        Pay television distributors own and operate the platforms used to deliver channels to subscribers. These distributors use several different technologies to reach their subscribers as described below. Distributors attempt to create a mix of channels that will be attractive to their subscriber population in an attempt to gain new subscribers and to minimize subscriber turnover. Distributors have different levels of service for subscribers, with each service level containing different package of channels. Pay television distributors often create "tiers" of programming services, and our services occasionally are offered on family or movie programming tiers. Various distributors offer additional broadband services such as Internet access, telephony and video-on-demand over their systems.

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

Distribution Platforms

        Four major distribution platforms are currently used to transmit programming. First, cable television systems use coaxial or fiber optic cable to transmit multiple channels between a central facility, known as a headend, and the individual subscriber's television set. Second, analog and digital satellite broadcast systems (such as direct-to-home or "DTH") use satellite transponders to broadcast television programming to individual dwellings with satellite reception equipment, including a dish and a decoder. Third, telephone companies ("Telcos") feature a combination of traditional cable and Protocol Television ("IPTV") technologies. For example, Verizon adopted a hybrid model combining traditional cable and IPTV technologies while AT&T launched full-fledged IPTV networks. While traditional cable systems devote a slice of bandwidth for each channel and then cablecast them all out at once, IPTV uses a "switched video" architecture in which only the channel being watched at that moment is sent over the network, freeing up capacity for other features and more interactivity. Lastly, channels can also be distributed through satellite master antenna television ("SMATV"). SMATV is used primarily for buildings, such as apartments and hotels that receive programming from satellites by means of a single antenna that is connected to the buildings' headend. The television signals are then distributed to individual units in the building by cable.

        From time to time, for promotional purposes, we exhibit excerpts of certain programming on our website. We currently exhibit the entire seasons 1 and 2 of Adoption, our original series, on our website.

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

        We are in continuous negotiations with our existing distributors to increase our subscriber base in order to enhance our advertising revenue. We have been requested in the past by major distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors' efforts to market our Channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees.

        Our Channels are usually offered as one of a number of channels on either a basic tier or part of other program packages and are not offered on a stand-alone basis. Thus, while a cable or satellite customer may subscribe and unsubscribe to the tiers and program packages in which one of our Channels is placed, these customers do not subscribe and unsubscribe to our Channels alone. We are not provided with information from the distributors on their overall subscriber churn and in what manner their churn rates affect our subscriber counts; instead, we are provided information on the total number of subscribers who receive the Channels.

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

Advertising Revenue

        Television advertising is sold in a variety of formats. Most advertising supported cable networks rely largely upon the spot advertisement format. Spot advertisements are normally 30 seconds long and air during or between programs. They are often sold in packages of a certain number of spots with a commitment to deliver a certain number of viewers. An alternative to spot advertising is sponsorship, by which a company sponsors a program or selection of programs on a channel and receives enhanced exposure for its brand and products in these programs. An additional form of television advertising is direct response advertising, which is designed to elicit a specific and quantifiable response from the viewer. Unlike spot advertising, fees payable for this form of advertising are measured by viewer response to advertising, such as product purchases, rather than the viewer ratings which measures success in programming. A majority of the Hallmark Channel advertising revenue is comprised of spot advertising. The Hallmark Movie Channel's revenue has been comprised of spot advertising commencing in April 2010 and primarily direct response revenue in previous years.

        The ability of a television channel to generate advertising revenue largely depends on estimated or actual viewing levels, primarily based on ratings, and on advertising rates. In the United States, independent ratings systems on which advertising sales can be based are well established and widely accepted within the industry. In addition, pay television channel providers and distributors may also provide estimated or actual subscriber information. Our rates for spot advertisements are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership. Advertising revenue is recorded net of estimated delivery shortfalls (often referred to as "audience deficiency units" or "ADUs"). ADUs are units of inventory (rights to utilize future advertising timeframes) that are made available to advertisers as fulfillment for past advertisements in programs that under-delivered on the guaranteed viewership ratings. ADUs are usually settled by providing the advertiser additional advertising time. Historically, there has been no cash paid to an advertiser to settle ADUs, but in 2009 and 2010, the Company provided an immaterial amount of cash for settlements to certain advertisers. The remainder of the revenue is recognized as the "make-good" advertising time is delivered in satisfaction of ADUs. Advertising revenue from direct response advertising depends largely upon actions of viewers.

        We typically sell approximately 50% of our Channels' advertising in the "up-front" season, generally in June and July of each year, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for ADUs and sell the remainder in the spot or scatter market and to advertisers that purchase up-front inventory on a calendar year basis. For information on the up-front 2010/2011 season, see "Advertising Revenue" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Among the 78 ad-supported cable channels in the United States market in 2010, the Hallmark Channel ranked 16th in total day viewership with an average 0.454 household rating for the year and 18th for prime time with an average 0.768 household rating for the year, according to Nielsen Media Research. In 2009, among the 76 ad-supported cable channels in the United States market, the Hallmark Channel ranked 14th in total day viewership with an average 0.589 household rating and 10th for prime time with an average 0.991 household rating, according to Nielsen Media Research. Total day means the time period measured from the time each day the broadcast of commercially-sponsored programming commences to the time such commercially-sponsored programming ends.

        We have advertising sales offices in New York, Los Angeles, Chicago, and Atlanta. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on our Channels.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" for further information on advertising and ratings.

Programming

        Our Channels offer a range of high-quality entertainment programming for adults and families including popular television series, movies, miniseries, theatricals, romances, literary classics, and contemporary stories. Sources for programming on our Channels include programming (both movies and series) licensed from Buena Vista Television, CBS Television Distribution, Hallmark Hall of Fame, Martha Stewart Living Omnimedia, Paramount Pictures, RHI Entertainment Distribution, and Twentieth Television.

        Examples of programming include, the Hallmark Channel original movies A Family Thanksgiving, The Good Witch's Gift, You Lucky Dog, and Smooch. Examples of programming from the RHI Entertainment Distribution library include, Journey to the Center of the Earth, Gentle Ben, Talking to Heaven, and The Five People You'll Meet in Heaven. We benefit from original productions, whether they have aired on other networks or are premiered on our Channel. Examples of other third party programming shown on our Channels include the popular series Little House on the Prairie, Touched by an Angel, The Golden Girls, Who's the Boss and Cheers. Examples of Twentieth Television family-friendly movies include Big, Cheaper by the Dozen, Home Alone and Mr. Magoriums Wonder Emporium. Other examples of our third party programming include acquired movies and miniseries such as Jumanji, The Ultimate Gift, 101 Dalmatians and The Princess Diaries. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time.

        Our Channels air, and benefit from, programming previously shown as Hallmark Hall of Fame such as The Magic of Ordinary Days, Plainsong, Front of the Class, Sarah, Plain and Tall and What the Deaf Man Heard.

        We have occasionally sublicensed exhibition rights to third parties to select programs in order to reduce our programming costs.

Distribution

        The Hallmark Channel ended 2010 with 87.3 million subscribers, a decrease of 1% from 88.3 million at the 2009 year-end. We currently distribute the Hallmark Channel to approximately 83% of all United States pay television subscribers. The following table shows the approximate number of pay television households and the Hallmark Channel subscribers for each of the twelve largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2010.

PAY TELEVISION DISTRIBUTOR	TOTAL U.S. PAY TV HOUSEHOLDS(1)	HALLMARK CHANNEL SUBSCRIBERS(1)	HALLMARK CHANNEL % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	26,145	21,198	81.1%
DIRECTV	18,934	18,577	98.1%
Time Warner	15,743	12,843	81.6%
Dish Network	14,289	11,925	83.5%
Cox	5,454	4,464	81.8%
Charter	5,266	4,154	78.9%
Cablevision	3,008	2,465	81.9%
AT&T (U-verse)	2,739	—	0.0%
Verizon Communications (FiOS)	2,511	2,058	82.0%
Mediacom	1,529	1,229	80.4%
Cequel III	1,406	1,066	75.8%
NCTC and all others	7,906	7,296	92.3%

Total	104,930	87,275	83.2%

(1)
Source: Nielsen Code and The Nielsen Public U.E. December 2010.

        The following table shows the approximate number of pay television households and the Hallmark Movie Channel subscribers for each of the twelve largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2010.

PAY TELEVISION DISTRIBUTOR	TOTAL U.S. PAY TV HOUSEHOLDS(1)	HALLMARK MOVIE CHANNEL SUBSCRIBERS(1)	HALLMARK MOVIE CHANNEL % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	26,145	16,779	64.2%
DIRECTV	18,934	1,102	5.8%
Time Warner	15,743	5,424	34.5%
Dish Network	14,289	4,882	34.2%
Cox	5,454	873	16.0%
Charter	5,266	1,923	36.5%
Cablevision	3,008	2,307	76.7%
AT&T (U-verse)	2,739	—	0.0%
Verizon Communications (FiOS)	2,511	1,926	76.7%
Mediacom	1,529	—	0.00%
Cequel III	1,406	—	0.00%
NCTC and all others	7,906	2,348	29.7%

Total	104,930	37,564	35.8%

(1)
Source: Nielsen Code and The Nielsen Public U.E. December 2010.

        Our subscribers in the United States have grown from approximately 16.0 million full time subscribers at January 1, 2001.

        Our major distribution agreements have terms with options which extend from September 2011 through December 2023. Of these distribution agreements, an agreement accounting for approximately 5% of our subscriber base at December 31, 2010, will expire and be the subject of renewal negotiations on or prior to December 31, 2011. A distribution agreement with AT&T (U-verse) ended on August 31, 2010, and our Channels are no longer being distributed by AT&T (U-verse). A distribution agreement with Cox ended on December 31, 2010. Our Channels continue to be distributed by Cox under the terms of the expired agreement through an extension to that agreement while negotiations continue on a renewal.

        At December 31, 2010, the Hallmark Movie Channel was distributed to over 37.6 million subscribers, an increase of nearly 8.5 million subscribers from 29.1 million at December 31, 2009. As of December 31, 2010, the Hallmark Movie Channel was distributed in the nation's top 30 demographic measurement areas (DMA's).

Sales and Marketing

        Our primary target demographic is women aged 25 to 54 and our secondary target is adults aged 25 to 54. Our programming is targeted to adults, but is generally appropriate for viewing by the entire family, which is important to viewers, advertisers and affiliates.

        For over sixty years Hallmark has been a leader in high-quality original television production. Hallmark Channel and Hallmark Movie Channel have the exclusive cable license to broadcast the movies previously shown as Hallmark Hall of Fame, a selection of movies from an award-winning entertainment series.

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

        We currently and primarily use the websites www.hallmarkchannel.com and www.hallmarkmoviechannel.com to promote the two networks, their programming and to provide information to consumers. These websites promote major programming events, such as original movie premieres and program acquisitions as well as provide information regarding the Channels' programs and their talents. Further, the sites provide platforms for viewer participation in the Channels' sweepstakes promotions and community areas. The sites have advertiser imaging including banner messages and video content.

Channel Operations

        The programming department has been responsible for ensuring the consistent quality of the programming we offer. The programming, scheduling and acquisitions departments work in conjunction with the marketing and creative services departments to create the distinctive appearance of our Channels. Some of these functions are outsourced on an as-needed basis.

        The creation of our Channels begins with the acquisition of programming and original production. Our staff or third parties review all potential programming to ensure compliance with our quality and content standards.

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

Channel Delivery

        We deliver the daily log and digital tapes of the Hallmark Channel and Hallmark Movie Channel programming, commercials and promotional messages to a third party network operations center in Los Angeles, California, where the programming, advertising and promotional elements are combined and compressed. The Channels are compiled in high definition ("HD") and then the same versions of the Channels are created in standard definition ("SD"). The Los Angeles facility transmits the combined signals to a satellite transponder that covers the United States. The transponder transmits the signal back to cable head-end facilities, Telcos and direct-to-home satellite services operated by pay television distributors who receive and decode our signal and transmit our Channels to their subscribers.

        The following chart summarizes for the primary distribution platforms through which we deliver our Channels, our primary pay television distributors, and the uplink and satellites we currently use to deliver our Channels.

Primary Distribution Platforms	Primary Pay TV Distributors	Channel Origination Providers/Locations	Uplink Providers/ Locations	Satellites
Cable	Cablevision	Encompass Digital Media	Encompass Digital Media	Hallmark Channel:
SES World Skies
	Cequel III	Los Angeles, CA	Los Angeles, CA
Charter
	Comcast			Hallmark Movie Channel: AMC 11/T5
Cox
NCTC
Mediacom
Time Warner
Verizon Communications (FiOS)
Satellite	DirecTV	Encompass Digital Media	Encompass Digital Media	Hallmark Channel:
SES World Skies
Direct-to-
Home	Dish Network	Los Angeles, CA	Los Angeles, CA	Hallmark Movie Channel: AMC 11/T5

        The contracts with the parties providing origination, uplink, satellite and other services for the delivery of our Channels in the United States expire from 2013 through 2019. Such contracts may be terminated by the vendors prior to the expiration of the contracts under conditions that are customary to contracts of this type. Amounts payable under these contracts are reflected in "Operating and Capital Leases" in the schedule of contractual commitments as of December 31, 2010, as shown in Item 7 below.

Competition

        The pay television industry is highly competitive. Our Channels compete for distribution, viewers and advertisers with other pay television channels, broadcast television channels and with other general forms of entertainment.

        There are several sources of competition within our industry, each of which affects our business strategy. The Hallmark Channel competes with other general entertainment programming from broadcast networks, TNT, USA Network, HGTV, TV Land, Lifetime, OWN, ABC Family and other similarly targeted channels. We compete with these channels for viewers and advertising dollars based upon quality of programming, number of subscribers, ratings and subscriber demographics. We compete with all channels for carriage on cable, satellite and telephone systems that may have limited capacity.

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

  •
  Experienced Management.  Members of our senior management team have experience promoting and operating channels. They have held senior positions at such companies as ABC, Fox Family, Discovery Channel, AMC and USA Networks.

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

        Currently, our Channels' research department translates our overall business strategy into a cohesive research program. This information assists our executives to more effectively target, brand, promote, program, and better understand where opportunities lie, in order to increase our Channels' market share.

        The research department has sophisticated research tools and competitive tracking database hardware and software. Trends and changes from these ratings systems are reported to top management for short and long-term strategic planning.

        Our Channels' performance is tracked through an internal tracking study established in July 2001, which is a monthly telephone survey conducted among a national probability sample of approximately 1,000 adults. The research department also subscribes to a number of other services, which are useful in obtaining information about viewers of our Channel.

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

ITEM 1A.    Risk Factors

Risk Factors and Forward-Looking Statements

        The discussion set forth in this Form 10-K contains statements concerning potential future events. Such forward-looking statements are based on assumptions by our management, as of the date of this Form 10-K, including, without limitation, assumptions about risks and uncertainties faced by us. Readers can identify these forward-looking statements by their use of such verbs as "expects," "anticipates," "believes," or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, our actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed below in this Form 10-K. We will not update any forward-looking statements contained in this Form 10-K to reflect future events or developments.

        If we do not successfully address the risks described below, our business, prospects, financial condition, results of operations or cash flow could be materially adversely affected. The trading price of our Common Stock could decline because of any of these risks.

Risks Relating to Our Business

Our business has incurred net losses since inception and may continue to incur losses.

        Our business has a history of net losses. As of December 31, 2010, we had an accumulated deficit of approximately $2.1 billion, total stockholders' deficit of approximately $151.0 million, and goodwill of approximately $314.0 million.

        We cannot assure you that we sustain an operating profit or a positive cash flow. If we are not able to do so, the trading price of our Common Stock may fall significantly. To diminish our losses, to continue to be profitable before interest expense and to continue to generate a positive cash flow, we will need to increase our advertising and subscriber revenue. This will require, among other things, maintaining or increasing the distribution of our Channels, attracting younger viewers to our channels, attracting more advertisers, increasing our ratings and maintaining or increasing our subscriber and advertising rates. Risks associated with these areas of our business are described below.

Our substantial indebtedness could adversely affect our financial health, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

        We have a substantial amount of indebtedness. As of December 31, 2010, our total debt was $417.7 million, and we had $30.6 million of cash and cash equivalents and $30.0 million available under our bank credit facility to support our operations.

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

        Our ability to meet our debt and other obligations will depend on our operating performance and on economic, financial, competitive and other factors. There can be no assurance that our leverage and such restrictions will not materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities.

We have significant interest payments, which may impact our future operations.

        The Recapitalization significantly reduced our outstanding indebtedness and interest expense; nevertheless, even with the Recapitalization, there is still substantial indebtedness. A substantial portion of our cash flow from operations has and will continue to be used to make interest payments and will not be available for other business purposes. In addition, we may need to incur additional indebtedness in the future. We cannot be assured that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

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

        Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. Our competitors may have greater numbers of original productions, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also cause a decline in both advertising and subscriber fees revenue. The decline in revenue could hinder or prevent us from achieving profitability or maintaining a positive cash flow and could adversely affect the market price of our Common Stock.

        We experienced declines in viewer ratings across demographic categories, compared to the same periods of 2009, resulting in decreases in advertising revenues and cash flows. A number of changes to our program schedule were implemented in the third quarter of 2010. These changes have caused a temporary disruption to established viewing patterns for our audience resulting in declines in household ratings but over time are intended to increase our delivery of viewers in the women 25-54 demographic category. We are considering further changes in our programming that may be helpful to our ratings. We must successfully implement the program rescheduling with an increase in ratings, which is uncertain, or otherwise address the decrease in ratings in order to maintain or increase our advertising revenues, to maintain subscriber fees and to maintain or improve our cash flow from operations.

        In addition, our delivery of the Channels continues to be impacted by industry developments. One potentially significant factor is the continued growth of time-shifting digital video recording devices (DVRs). DVRs heighten the impact of competition as viewers are able to increase their access to what they consider to be new, compelling content.

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

Hallmark Cards controls us and this control could create conflicts of interest or inhibit potential changes of control.

        Hallmark Cards, through HCC, its wholly-owned subsidiary, owns all of our outstanding shares of Preferred Stock and owns approximately 90.3% of the outstanding shares of our Common Stock, representing in the aggregate approximately 91.9% of the outstanding voting power on all matters submitted to our stockholders. Additionally, a significant portion of our overall indebtedness is held by Hallmark Cards or its wholly-owned affiliates. This control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Common Stock. As a result, the market price of our Common Stock could suffer, and our business could suffer. In addition, the control that Hallmark Cards and/or these specific wholly-owned affiliates may exert over us, either directly or indirectly, could give rise to conflicts of interest in certain situations.

We could lose the right to use the name "Hallmark" because we have limited-duration license agreements, which could harm our business.

        We license the name "Hallmark" from Hallmark Licensing, Inc., a subsidiary of Hallmark Cards, for use in the names of our Channels. This license will expire on September 1, 2011. If Hallmark Cards determines not to renew the trademark license agreements for any reason, including failure to comply with Hallmark Cards' programming standards, we would be forced to significantly revise our business plan and operations, and could experience a significant erosion of our subscriber base and advertising revenue.

If our third-party suppliers fail to provide us with network infrastructure services on a timely basis, our costs could increase and our growth could be hindered.

        We currently rely on third parties to supply key network infrastructure services, including uplink, playback, transmission and satellite services to our market, which are available only from limited sources. We have occasionally experienced outages, delays and other problems in receiving communications equipment, services and facilities and may, in the future, be unable to obtain such services, equipment or facilities on the scale and within the time frames required by us on terms we find acceptable, or at all. If we are unable to obtain, or if we experience a delay in the delivery of, such services, we may be forced to incur significant unanticipated expenses to secure alternative third party suppliers or adjust our operations, which could hinder our growth and reduce our revenue and potential profitability.

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

        The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our Common Stock to decline, including the following:

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

        Additionally, of the approximately 359.7 million shares of the Company's outstanding Common Stock, only 34.8 million shares (approximately 9.7%), are held by non-affiliates of the Company. This stock ownership structure may also be a cause of volatility in the market price of the Company's Common Stock.

Risks Relating to Our Industry

The recent change in the television rating system in the United States could reduce our Channels revenue and our ability to achieve profitability.

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

ITEM 1B.    Unresolved Staff Comments

        Not applicable.

ITEM 2.    Properties

        The following table provides certain summary information with respect to the principal real properties leased by the Company. We do not own any real property. The leases for these offices and facilities expire between 2012 and 2016. The Company believes the facilities, office space and other real properties leased are adequate for its current operations.

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	33,310
1325 Avenue of the Americas New York, New York	Advertising sales and administrative office and advertising traffic	16,937
6430 S. Fiddlers Green Circle Greenwood Village, Colorado	Administrative office	4,424
205 N. Michigan Ave. Chicago, Illinois	Advertising sales office	3,048
1170 Peachtree Street Atlanta, Georgia	Advertising sales office	193

        We own most of the equipment and furnishings used in our businesses, except for satellite transponders and compression and uplink facilities, which are leased. See Note 6 of Notes to Consolidated Financial Statements for information on our leasing of property and equipment.

ITEM 3.    Legal Proceedings

        On July 13, 2009, a lawsuit was brought in the Delaware Court of Chancery against each member of the Board of Directors of the Company, Hallmark Cards and its affiliates, as well as the Company as a nominal defendant, by a minority stockholder of the Company regarding the then proposed Recapitalization. The plaintiff is S. Muoio & Co. LLC which owned beneficially approximately 5.8% of the Company's Class A Common Stock at the time of the complaint, according to the complaint and filings with the SEC. The lawsuit claims to be a derivative action and a class action on behalf of the plaintiff and other minority stockholders of the Company. The lawsuit alleges, among other things, that, the defendants have breached fiduciary duties owed to the Company and minority stockholders in connection with the Recapitalization transactions. The lawsuit includes allegations that the consummation of the Recapitalization transactions would result in an unfair amount of equity issued to the majority stockholders, thereby reducing the minority stockholders' equity and voting interests in the Company, and that the majority stockholders would be able to eliminate the minority stockholders through a short-form merger. The complaint requested the court enjoin the defendants from consummating the Recapitalization transactions and award plaintiff fees and expenses incurred in bringing the lawsuit.

        On July 22, 2009, a Stipulation Providing for Notice of Transaction (the "Stipulation") was filed with the Delaware Court of Chancery. The Stipulation provided that the Company could not consummate the transaction contemplated in the Recapitalization transactions until not less than seven weeks after providing the plaintiff with a notice of the terms of the proposed transaction, including copies of the final transaction agreements. If the plaintiff moved for preliminary injunctive relief with respect to any such transaction, the parties would establish a schedule with the Court of Chancery to resolve such motion during the seven week period. In addition, following the decision of the Court of Chancery, the Company would not consummate any transaction for a period of at least one week, during which time any party may seek an expedited appeal. The Stipulation further provided that the plaintiff would withdraw its motion for preliminary injunction filed on July 13, 2009 and that the action would be stayed until the earlier of providing the notice of a transaction or an announcement by the Company that it was no longer considering a transaction.

        By a letter of February 28, 2010, the plaintiff in this lawsuit informed the Special Committee of the Board of Directors, which considered and negotiated the Recapitalization, that the plaintiff objected to the proposed recapitalization on the terms set forth in the term sheet dated February 9, 2010. The plaintiff asserted, among other things, that the transactions contemplated by the term sheet would unfairly dilute the economic and voting interests of the Company's minority stockholders, that the transactions should be subject to a vote of the majority of the minority stockholders and that the proposed transactions remain inadequate. The plaintiff indicated that if the Company executed definitive documents for the Recapitalization, the plaintiff would pursue the litigation. The February 26, 2010 agreements executed by the Company for the Recapitalization materially followed the provisions in the earlier term sheet.

        Notice of the terms of the proposed Recapitalization, including copies of the executed definitive documents for the Recapitalization, was provided to the plaintiff on March 1, 2010. On March 11, 2010, the plaintiff filed an amended complaint raising similar allegations of breach of fiduciary duty against Hallmark Cards and the director defendants and seeking rescission of the Recapitalization rather than a preliminary injunction enjoining the consummation of the Recapitalization, or alternatively, an award of rescissory damages. If the Company is forced to rescind the Recapitalization, short-term debt would increase to approximately $1.2 billion, plus accrued interest. A trial took place in September 2010 and the parties submitted post trial briefs to the court. A decision of the court is expected to be issued in the first or second quarter of 2011.

PART II

ITEM 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Common Stock is listed on the NASDAQ Global Market under the ticker symbol "CRWN." There is no established public trading market for our Preferred Stock, of which 100% is owned by Hallmark Cards. Set forth below are the high and low sales prices for our Common Stock for each quarterly period in 2009 and 2010, as reported on the NASDAQ Global Market.

	Price Range
Common Stock	High	Low
2009
First Quarter	$2.890	$1.170
Second Quarter	$3.280	$1.450
Third Quarter	$2.100	$1.450
Fourth Quarter	$1.940	$1.190
2010
First Quarter	$2.060	$1.280
Second Quarter	$2.010	$1.590
Third Quarter	$2.930	$1.650
Fourth Quarter	$3.890	$2.260

Holders

        As of February 23, 2011, there were 56 record holders of our Common Stock and one record holder of our Preferred Stock.

Dividends

        We have not paid any cash dividends on our Common Stock since inception. We anticipate that we will pay cash dividends on our redeemable Preferred Stock in 2011.

Securities Authorized for Issuance under Equity Compensation Plans

        Information related to our Amended and Restated 2000 Long Term Incentive Plan, our only equity compensation plan, is presented as of December 31, 2010 in the following table.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding the Number of Securities to be Issued Upon Exercise of Outstanding Options)
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	65	$13.82	9,935

Stock Purchases

        We did not make any repurchases of our outstanding shares during the fourth quarter of 2010. None of our executive officers purchased shares of our Common Stock in open market transactions during the fourth quarter of 2010.

        There were no unregistered issuances of securities, including to employees.

Performance Graph

        The following graph presents the total stockholder return of $100 invested in our Class A Common Stock for the period from December 31, 2005, through December 31, 2010. It also presents comparative results for (i) $100 invested in a peer group index comprising initially equal dollar investments in the common stocks of Comcast Corp. (CMCSA), The Walt Disney Company (DIS) and Time Warner Inc. (TWX) and (ii) the relative performance of the NASDAQ Composite index, also relative to an initial measure of $100. Dividends, if any, are assumed to have been reinvested in shares of the respective company's stock at the closing price on the related dividend payment date.

        The closing price of our stock on December 31, 2005, the last trading day of that year, was $9.17. The closing price of our stock on December 30, 2010, the last trading day of that year, was $2.62.

 Relative Performance of Crown Media Holdings, Inc.
Class A Common Stock

ITEM 6.    Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, and the consolidated balance sheet data as of December 31, 2006, 2007, 2008, 2009 and 2010, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes for the years ended December 31, 2008, 2009 and 2010, included in this Annual Report on Form 10-K.

        In April 2005, the Company completed the sale of its international business and classified the operating results of the international business as discontinued operations in the accompanying statements of operations for all periods presented. The Company's discontinued operations consisted of the international channel operations and the international rights to the film library assets.

        Included in accounts payable and accrued liabilities are the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015. The Company's actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer. Any revisions to these estimated liabilities will be reflected as income (loss) from sale of discontinued operations in future periods.

        In December 2006, the Company completed the sale of its film assets.

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share amounts)
Revenue:
Subscriber fees	$24,869	$27,812	$57,153	$63,597	$68,819
Advertising	172,950	205,666	222,967	213,770	217,656
Advertising by Hallmark Cards	1,240	508	429	775	496
Film asset license fees	1,815	—	—	—	—
Sublicense fees and other revenue	305	378	1,245	1,422	301

Total revenue, net	201,179	234,364	281,794	279,564	287,272
Cost of Services:
Programming costs
Hallmark Cards affiliates	74	82	798	1,235	1,928
Non-affiliates	152,119	164,287	139,900	126,293	123,321
Amortization of film assets	14,739	(5,220)	(745)	—	—
Impairment of film assets	225,832	—	176	—	—
Subscriber acquisition fee amortization expense	31,044	30,996	—	—	—
Amortization of capital lease	1,157	1,158	1,158	1,158	1,158
Contract termination fees expense	—	—	—	4,718	103
Other costs of services	11,273	11,222	12,492	14,175	10,668

Total cost of services	436,238	202,525	153,779	147,579	137,178
Selling, general and administrative expense	43,968	61,452	46,706	47,069	50,324
Marketing expense	16,021	19,733	19,603	6,551	10,152
Depreciation and amortization expense	2,865	1,656	1,932	1,947	1,459
Gain from sale of film assets	(8,238)	—	(101)	(682)	(719)

(Loss) income from operations before interest	(289,675)	(51,002)	59,875	77,100	88,878
Interest expense, net of interest income	(98,728)	(108,144)	(100,157)	(100,539)	(55,987)

(Loss) income before income taxes, discontinued operations and cumulative effect of change in accounting principle	(388,403)	(159,146)	(40,282)	(23,439)	32,891
Income tax expense	—	—	—	—	(8,810)

(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(388,403)	(159,146)	(40,282)	(23,439)	24,081
Income from sale of discontinued operations, net of tax	1,530	114	3,064	847	—

(Loss) income before cumulative effect of change
in accounting principle	(386,873)	(159,032)	(37,218)	(22,592)	24,081
Cumulative effect of change in accounting principle	(2,099)	—	—	—	—

Net (loss) income and comprehensive (loss) income	(388,972)	(159,032)	(37,218)	(22,592)	24,081
Income allocable to Preferred Stockholder	—	—	—	—	(16,297)

Net (loss) income attributable to common stockholders	$(388,972)	$(159,032)	$(37,218)	$(22,592)	$7,784

Weighted average number of common shares outstanding, basic and diluted	104,788	104,038	104,776	104,788	234,676

(Loss) income per share before discontinued operations and cumulative effect of change in accounting principle, basic and diluted	$(3.71)	$(1.53)	$(0.39)	$(0.23)	$0.03
Gain per share from discontinued operations, basic and diluted	0.02	—	0.03	0.01	—
Cumulative effect of change in accounting principle, basic and diluted	(0.02)	—	—	—	—

Net (loss) income per common share, basic and diluted	$(3.71)	$(1.53)	$(0.36)	$(0.22)	$0.03

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,965	$1,974	$2,714	$10,456	$30,565
Goodwill	314,033	314,033	314,033	314,033	314,033
Total assets	767,783	676,241	739,345	698,061	678,534
Total long-term debt, excluding current maturities	975,007	1,044,772	1,090,616	771,814	391,746
Stockholders' deficit	(478,944)	(683,760)	(666,933)	(698,030)	(150,965)
Other Unaudited Data:
Capital expenditures	$713	$1,668	$1,868	$507	$1,086
Total subscribers at year end	74,641	83,915	85,540	88,320	87,275

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

  Ratings

        Ratings success plays a significant role in our ability to achieve our distribution and advertising goals. Our ratings declined from 14th in total day viewership and 10th for prime time in 2009 to 16th in total day viewership and 18th for prime time in 2010. We believe our ratings are affected by our ability to (i) acquire and produce series and movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate the Hallmark Channel's highest ratings. In the past, the Company has typically incurred additional marketing and promotional expenses surrounding original productions and certain acquired movies to drive higher ratings. Certain acquired series delivered historically strong ratings, but recently they have been part of the decline experienced in viewer ratings. In order to reverse the recent decline in ratings, we plan to continue or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

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

  Advertising Revenue

        The overall improvement in the economy during 2010 had a favorable impact on cable advertising rates, including the rates for our inventory. Our 2010 scatter market inventory was sold at rates 22% above rates in the 2009 scatter market and 79% above the rates for 2010 inventory sold in the upfront. Additionally, direct response rates were down by 26% compared to that inventory sold in the same period of 2009. Although our CPMs in 2010 were higher than in 2009, our delivery of our key demographic, women 25-54, was substantially lower than prior periods. Our demographic delivery in 2010 was lower than in 2009. This lower demographic delivery more than offset gains in our CPMs resulting in lower advertising revenue in 2010 compared to 2009.

        In the 2010/2011 upfront process representing the sale of our inventory for the last quarter of 2010 and the first three quarters of 2011, we entered into agreements with major advertising firms representing approximately 40% of our advertising inventory. In the prior year 2009/2010 upfront we sold approximately 40% of our inventory. The 2010/2011 inventory was sold at CPMs 25% higher than the inventory sold in the 2009/2010 upfront, including significant increases in rates related to our new lifestyle programming block. The Company will sell the balance of the general rate inventory for the 2010/2011 broadcast season to advertisers that purchase upfront inventory on a calendar year basis, rather than an advertising year basis, and in the scatter marketplace. Additionally, we sold approximately 39% of the Hallmark Movie Channel's available inventory in the 2010/2011 upfront.

        Following the upfront period, sales of our general rate, direct response and paid-programming inventory are made closer to the timing of the actual advertisement. As compared to the upfront sales for the same periods, scatters rates in the third quarter of 2010 were 110% higher.

        Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. In prior years, cancellations of upfront contracts were unusual. During the twelve months period ended September 2010 comprising the 2009/2010 broadcast season, advertisers canceled approximately 6% of the inventory covered by such contracts. The Company sold the balance of the 2008/2009 general rate inventory, including that resulting from the cancellations, in the scatter market.

        The Company was able to sell the Martha Stewart programming time block at rates 117% higher than prior year's rates during that same time block.

  Distribution Agreements

        Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from September 2011 through December 2023, inclusive of renewal options.

        We renewed our agreement with National Cable Television Cooperative ("NCTC"), on December 7, 2010. The NCTC distribution agreement covers approximately 13% of our total Hallmark Channel and 8% of our Hallmark Movie Channel subscribers.

        The Company's agreement with AT&T expired on August 31, 2010. On September 1, 2010, the Hallmark Channel and the Hallmark Movie Channel were dropped from AT&T's platform because the parties had not agreed to the terms of a new distribution agreement. As a result, the overall subscriber numbers for the Hallmark Channel and the Hallmark Movie Channel decreased by approximately 2.5 million and 1.0 million, respectively. The Company accounted for subscriber revenue earned through August 31, 2010, on an accrual basis.

        A distribution agreement with Cox ended on December 31, 2010. Our Channels continue to be distributed by Cox under the terms of the expired agreement through two extensions to that agreement that expired on February 28, 2011, while renewal negotiations continue. The Cox distribution agreement covers approximately 5% of our subscribers for the Hallmark Channel and 2% of our subscribers for the Hallmark Movie Channel.

        The universe of cable and satellite TV subscribers in the United States is approximately 105 million homes. The top 30 cable TV networks in the United States, measured by the number of subscribers, have 90 million or more subscribers. Our goal is for the Hallmark Channel to reach 93 million subscribers and the Hallmark Movie Channel to reach 44 million subscribers by the end of 2011.

  Demographics

        As pay television channels draw audience share, audience demographics (i.e., viewers categorized by characteristics such as age, gender and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on channels which attract the desired viewer demographic.

        We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54. However, the average median age of a viewer of the Hallmark Channel was 59.2 in 2010, and, in December 2010, the total day average median age of viewers of the Hallmark Channel and Hallmark Movie Channel was 57 and 63, respectively. In order to achieve our revenue goals, we need to draw in our target audience. Broadcasts of The Martha Stewart Show and other Martha Stewart Living productions on the Hallmark Channel, which commenced in September 2010, are key parts of our efforts to attract our target audience over time.

        For additional information on demographics and viewer ratings, please see "Sources of Revenue—Advertising Revenue" in Item 1, Business, and "Results of Operations—Year Ended December 31, 2009 Compared to Year Ended December 31, 2010—Revenue" in Item 7, Management's Discussion and Analysis of Financial Condition and Operating Results.

Revenue from Continuing Operations

        Our revenue consists primarily of subscriber fees and advertising fees. For the years ended December 31, 2008, 2009 and 2010 revenue derived from subscriber fees for the Channels was approximately $57.2 million, $63.6 million and $68.8 million, respectively. For the years ended December 31, 2008, 2009 and 2010 revenue from the sale of advertising time on our Channels was approximately $223.4 million, $214.5 million and $218.2 million, respectively. Information relating to subscriber fees and advertising fees is presented above in "Item 1 Business—Sources of Revenue"

Cost of Services

        Our cost of services consists primarily of the amortization of program license fees; the cost of signal distribution; and the cost of promotional segments that are aired between programs. See the discussion of programming costs in "Results of Operations" below.

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

Program License Fees

        Program license fees are paid in connection with the acquisition of the rights to air programs acquired from others. The cost of program rights are deferred and then amortized on a straight-line basis over the shorter of their contractual license periods or anticipated usage. When necessary, the Company evaluates the realizability of these deferred license fees in relation to the estimated future revenue. Estimates of net realizable value for program license fees are determined using future estimated advertising revenue and anticipated patterns of programming usage on a day part basis (blocks of time during the day) as it pertains to programming licensed to a Channel. These estimates of expected annual future estimated revenue are compared to net book value of the program license fee assets to determine if the programming assets are expected to be recovered. Where the analysis indicates the costs are in excess of the estimated net realizable value, additional programming costs are immediately recognized in the amount of the excess.

Goodwill

        At December 31, 2010, the Company had a stockholders' deficit of $151.0 million and a goodwill asset of $314.0 million. All of our goodwill relates to our channel operations segment, which is also our only reporting unit. For the purpose of performing its annual goodwill impairment test, the Company has included the book value of its redeemable Preferred Stock (otherwise classified as mezzanine for financial reporting purposes) in the calculation of Business Enterprise Value ("BEV.")

        We performed our annual impairment assessment for our goodwill and other non-amortizable intangible assets as of November 30 using a market approach to determine fair value. BEV is equal to common equity at market value plus debt at market value plus preferred equity at market value less cash and cash equivalents. We estimated the fair values of the Term A and Term B loans using discount rates of 11.2% and 11.5%, respectively. We believe that the carrying value of the capitalized lease obligation is not materially different from its fair value; further, the effect of such difference, if any, is not material to the impairment test. Accordingly, we have used the carrying value. The full $25.0 million redemption value of the company obligated mandatorily redeemable preferred interest was paid to VISN Management Corp. on December 1, 2010; therefore, the fair market value as of November 30, 2010, was $25.0 million. We have valued our redeemable Preferred Stock at its liquidation preference based on a recent valuation. We valued our common shares using the November 30, 2010 closing NASDAQ stock price.

        The estimated fair value determined in our initial impairment test was in excess of the reporting unit's BEV, and accordingly no additional testing was performed and no impairment charge was recorded. We note that if our fair value estimate was 50% lower, we would still not have failed the initial test and no impairment charge would be taken.

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

        Contracts executed in the 2010/2011 upfront period require that the Company use its best efforts to run sufficient make-good advertising spots within 12 months to achieve the impressions guarantees. If the Company does not make-good within 12 months, the Company is no longer obligated to satisfy the under-delivery of the guaranteed impressions. Under previous contracts, the Company did not have the obligation to satisfy under-delivery of guaranteed impressions within 12 months and approximately $855,000 of the Company's make-good obligations simply lapsed in 2010 due to the expiration of the applicable state's statute of limitations for contracts. While the Company now has an obligation to use its best efforts to make-good on any under-delivery of guaranteed impressions within 12 months, it also has the benefit of being able to relieve the make-good obligations earlier than it has been able to do historically.

Effects of Transactions with Related and Certain Other Parties

  Hallmark Transactions

        In 2010 and in prior years, we entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, trademark licenses, program licenses, an administrative services agreement, a tax sharing agreement and the Recapitalization, including the loans under the Credit Agreement, a registration rights agreement and a stockholders agreement. A summary of the terms and financial impact of these transactions is described above in Item 1 "Business—Recent Developments—Recapitalization" which is incorporated by reference into this Item 7.

  NICC Agreement

        For information regarding the amendment to our agreements with NICC including the required redemption of a preferred interest in Crown Media United States, please see Item 13 "Certain Relationships and Related Transactions—VISN Preferred Interest" contained in this Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2008, 2009 and 2010, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

				Percent Change
	Years ended December 31,
				2009 vs. 2008	2010 vs. 2009
	2008	2009	2010
Revenues:
Subscriber fees	$57,153	$63,597	$68,819	11%	8%
Advertising	223,396	214,545	218,152	-4%	2%
Sublicense fees and other revenue	1,245	1,422	301	14%	-79%

Total revenues	281,794	279,564	287,272	-1%	3%
Cost of Services:
Programming costs	140,698	127,528	125,249	-9%	-2%
Contract termination fees expense	—	4,718	103	100%	-98%
Operating costs	13,081	15,333	11,826	17%	-23%

Total cost of services	153,779	147,579	137,178	-4%	-7%
Selling, general and administrative expense	48,638	49,016	51,783	1%	6%
Marketing expense	19,603	6,551	10,152	-67%	55%
Gain on sale of film assets	(101)	(682)	(719)	575%	5%

Income from continuing operations before interest and income tax expense	59,875	77,100	88,878	29%	15%
Interest expense	(100,157)	(100,539)	(55,987)	0%	-44%

(Loss) income from continuing operations before income tax expense	(40,282)	(23,439)	32,891	-42%	240%
Income tax expense	—	—	(8,810)	0%	100%

(Loss) income from continuing operations	(40,282)	(23,439)	24,081	-42%	203%
Income from sale of discontinued operations	3,064	847	—	-72%	-100%

Net (loss) income	$(37,218)	$(22,592)	$24,081	-39%	207%

Other Unaudited Data:
Net cash provided by operating activities	$48,078	$37,566	$67,111	-22%	79%
Capital expenditures	$(1,868)	$(507)	$(1,086)	-73%	114%
Net cash used in investing activities	$(5,437)	$(1,443)	$(2,047)	-73%	42%
Net cash used in financing activities	$(41,901)	$(28,381)	$(44,955)	-32%	58%
Total domestic day household ratings(1)(3)	0.695	0.589	0.454	-15%	-23%
Total domestic primetime household ratings(2)(3)	1.168	0.991	0.768	-15%	-23%
Hallmark Channel subscribers at year end	85,540	88,320	87,275	3%	-1%
Hallmark Movie Channel subscribers at year end	13,338	29,061	37,564	118%	29%

(1)
Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)
Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)
These Nielsen ratings are for the time period January 1 through December 31.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2010

        Revenue.    Our revenue, comprised primarily of subscriber and advertising fees, increased $7.7 million or 3% in 2010 over 2009. Our subscriber fee revenue increased $5.2 million or 8% due to increases in contractual rates and subscribers offset in part by on-going negotiations with one distributor. The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $2.6 million and $2.0 million for 2009 and 2010, respectively.

        The $3.6 million or 2% increase in advertising revenue is primarily due to increases in CPMs offset in part by declines in viewer ratings across demographic categories for 2010 compared to 2009. For 2010, Nielsen ranked the Hallmark Channel 16th in total day viewership with a 0.454 household rating and 18th in primetime with a 0.768 household rating among the 78 cable channels in the United States market. The ratings decline reduced the revenue from all inventory, including inventory used to satisfy deficiencies in audience delivery. Audience deficiency unit revenue decreased $2.7 million from contra-revenue of $6.4 million for 2009, to contra-revenue of $9.1 million for the same period in 2010 as a result of such ratings declines, leading to a corresponding decrease in revenue recognized by the Company.

        Advertising revenue from the Hallmark Movie Channel increased from $10.5 million for 2009 to $18.7 million for 2010. This is due to the increase in the number of subscribers as the Company continues to expand distribution of this channel.

        Cost of services.    Cost of services as a percent of revenue decreased to 48% in 2010 as compared to 53% in 2009. This decrease results primarily from the effects of the $2.3 million or 2% decrease in programming costs, discussed below, and the 2% increase in advertising revenue discussed above. We may, however, incur additional programming related costs in the future to obtain high definition versions of certain of our programming.

        Operating costs for 2010 decreased $3.5 million over 2009 due in part to the $1.1 million decrease in bad debt expense. The Company's bad debt expense was $1.3 million for 2009, as compared to $183,000 for 2010. The decrease in bad debt expense is primarily due to certain advertising customers experiencing cash flow problems under generally poor economic conditions during 2009 and being unable to make timely payments. Customer cash flow problems declined in 2010 and, therefore, payments were received on a timelier basis. Additionally, salary and termination expense decreased $1.2 million and playback and transponder expense decreased $1.2 million due to terminations of employment during second quarter of 2009 and standard definition provider contracts in the fourth quarter of 2009.

        Selling, general and administrative expense.    Our selling, general and administrative expense for 2010 increased $2.8 million over 2009. Commission expense increased $1.3 million due to meeting advertising revenue expectations. Research expense increased $1.9 million due to the cost associated with the receipt of ratings for the Hallmark Movie Channel. Benefits and bonus expense increased $3.5 million due to an increase in bonus expense based upon assumptions that certain performance metrics will be met and an increase in insurance premiums. Additionally, the Company recorded $1.0 million of debt issuance costs in conjunction with the Recapitalization. The aforementioned increases were offset in part by the decrease in salary and severance expense of $4.8 million primarily due to terminations of employment in 2009.

        Marketing expense.    Our marketing expense increased $3.6 million or 55% in 2010 versus 2009. The Company allocated significant marketing resources towards the third quarter launch of the Martha Stewart programming in 2010. During 2009, the Company had one significant marketing promotion in

January 2009 centered on the original movie, "Taking a Chance on Love." The Company did not have a significant marketing promotion in 2010.

        Gain from sale of film assets.    In July 2010, the Company received notification of pending requests for payments of approximately $8.0 million related to exploitation of the film assets through mid-2010. Accordingly, the Company increased the carrying amount of the liability by $155,000 and recognized a corresponding loss from sale of film assets in the second quarter of 2010. The Company has recently received requests for payments of an additional $2.0 million and expects to pay the total amount of approximately $10.0 million in March 2011. Notwithstanding the acceleration of payments ahead of the Company's prior expectations, in December 2010 management revised its estimated payment stream because of ongoing operating and financial difficulties being experienced by RHI, including reorganization in bankruptcy. As of December 31, 2010, management believes that fulfillment of its indemnification obligation will occur over a period longer than previously estimated. Accordingly, in the fourth quarter of 2010, the Company decreased the carrying amount of the liability by $874,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations.

        In December 2009 the Company had concluded that payments under this obligation would occur generally later than originally estimated in December 2006. Accordingly, the Company reduced the carrying amount of the liability by $682,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations.

        Interest expense.    Interest expense decreased $44.6 million in 2010 as compared to 2009 due to the Recapitalization.

        Income tax expense.    For tax purposes, the Recapitalization generated net cancellation of debt income which is estimated at approximately $147.0 million. Accordingly, the Company is expected to generate federal and state taxable income for both regular tax and alternative minimum tax ("AMT") purposes. For regular tax purposes, this income will be fully offset by net operating loss carryforwards. However, for federal AMT purposes, loss carryforwards can be used against AMT income but are limited to 90% of AMT income. As a result, the Company has recorded an income tax expense of approximately $3.3 million for the estimated AMT in its consolidated statements of operations as it is not likely that any benefit of this AMT as a credit carryforward will be realized. Additionally, for state tax purposes the Company also has a tax expense. Effective October 2010, California has suspended the use of tax loss carryovers for 2010 and 2011. Also, the state of New York has an alternative minimum tax which allows only 90% of the tax loss carryforwards. The total federal and state tax provision is $8.8 million.

        Gain on sale of discontinued operations.    Termination of one agreement relating to channel delivery resulted in a change in the estimated life of the deferred credit for playback services. After termination of services, there was no longer a recurring monthly expense for compression and uplink services. Accordingly, the adjustment to eliminate the unneeded portion of the deferred credit of approximately $847,000 was recognized during 2009.

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

        We believe that changes to our program schedule, along with increased competition (including the availability of high definition distribution by competitors), contributed to a decline in ratings. From 2005 until early 2009, our programming schedule did not change significantly. Beginning in 2008, a number of programs that had previously received strong ratings began to experience ratings declines, and we placed television series in certain timeslots instead of movies or original productions. Also, a number of programs in the schedule provided strong household ratings performance but less effective delivery of our key demographic, women age 25-54. In 2009, we began to introduce new content into the schedule with the objective of increasing the delivery of women 25-54. The schedule changes likely resulted in some viewer confusion and did result in lower ratings.

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

        The 2009 year also represented a year of increased competition within cable television. The number of cable networks investing in original programming increased 74% in 2009, and acquired (non-original) programming now represents only 33% of prime time cable programming. Although Hallmark Channel continues to invest in original programming, our increase in investment for original content did not match the growth of the market or many of our competitors. The impact of the programming competition is heightened by the continued growth of time-shifting digital video recording devices, or DVR's. With the proliferation of these devices, viewers are able to increase their access to the new, compelling content.

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

        Operating costs for 2009 increased $2.3 million over 2008 due in part to the $1.2 million increase in bad debt expense and the $912,000 of severance expense recorded in May 2009 related to one executive's resignation. The Company's bad debt expense was $1.3 million for 2009, as compared to $75,000 for 2008. The increase in bad debt expense is due to certain advertising customers experiencing cash flow problems under poor economic conditions.

        Additionally, the Company recorded negative film amortization of $745,000 in 2008 that resulted principally from the Company's periodic reassessment and eventual payment of its liabilities for residuals and participations associated with the Company's third-party licensing and self-use of the Company's film library prior to the sale of the Company's international film rights in April 2005 and the Company's domestic film rights in December 2006.

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

        Marketing expense.    Our marketing expense decreased 67% in 2009 versus 2008. During 2008, we invested in five significant marketing promotions. The five marketing promotions were centered around the original movies: "The Good Witch" in January 2008, "Bridal Fever" in February 2008, "A Gunfighter's Pledge" in July 2008, and both "Old Fashioned Thanksgiving" and "Moonlight and Mistletoe" in November 2008. The Company had one significant marketing promotion in January 2009 centered around the original movie, "Taking a Chance on Love." As part of our contingency cost reduction efforts, promotional and marketing efforts were reduced overall during 2009 compared to 2008.

        Gain from sale of film assets.    In December 2009 the Company concluded that payments for residuals and participations, which are liabilities from the Company's December 2006 sale of its film assets, would occur generally later than originally estimated in December 2006. Accordingly, the Company reduced the carrying amount of the liability by $682,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations.

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

Liquidity and Capital Resources

Year Ended December 31, 2009 Compared to Year Ended December 31, 2010

        In 2009, our cash provided by operating activities was $37.6 million as compared to $67.1 million for 2010. The Company's net loss for 2010 decreased $46.7 million to net income of $24.1 million from a net loss of $22.6 million for 2009. Our depreciation and amortization expense for 2010 decreased $9.7 million to $123.4 million from $133.0 million in 2009. The Company made programming payments of $143.3 million and $115.5 million during 2009 and 2010, respectively.

        Cash used in investing activities was $1.4 million and $2.0 million during 2009 and 2010, respectively. During 2009 and 2010, we purchased property and equipment of $507,000 and $1.1 million, respectively. During 2009 and 2010, the Company paid $936,000 and $961,000, respectively, to the buyer of the international business for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments. The related liability was recognized in 2005 as part of the sale of our international business.

        Cash used in financing activities was $28.4 million and $45.0 million for 2009 and 2010, respectively. We borrowed $18.1 million and $0 under our credit facility to supplement the cash requirements of our operating and investing activities during 2009 and 2010, respectively. We repaid principal of $45.6 million and $1.0 million under our bank credit facility during 2009 and 2010, respectively. The Company redeemed the $25.0 million preferred interest in December 2010.

        The Company made its first cash payment through the fourth quarter of 2010 in December 2010, for tax liabilities incurred under the tax sharing agreement as amended of $12.9 million. The Company may also have to make cash payments to Hallmark Cards during 2011 under the amended tax sharing agreement.

        Additionally, the Company may make a principal payment on its Term A loan of approximately $9.3 million during the first quarter of 2011. The Company anticipates making dividend payments on its redeemable Preferred Stock in 2011 of approximately $25.9 million.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2009

        In 2008, our operating activities provided $48.1 million of cash compared to $37.6 million of in 2009. The Company's net loss for the year ended December 31, 2009, decreased $14.6 million to $22.6 million from $37.2 million for the year ended December 31, 2008. Our depreciation and amortization expense for 2009 decreased $12.2 million to $133.0 million from $145.2 million in 2008. The Company had lower additions to program license fees in 2009 as compared to 2008 due to amendments to agreements with certain third party programming suppliers during 2008 to add programming content. Pursuant to the waiver and standby purchase agreement with Hallmark Cards, the Company paid $19.6 million for interest on the 2001, 2005 and 2006 Notes that accrued November 16, 2008, through September 30, 2009. The Company made programming payments of $138.4 million and $143.3 million in 2008 and 2009, respectively.

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

Contractual Obligations

        The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2010:

	Scheduled Payments by Period in Millions
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Term A note due to HCC(1)	$264.1	$27.6	$236.5	$—	$—
Term B note due to HCC(1)	160.4	13.2	147.2	—	—
Dividends on redeemable Preferred Stock(2)	85.1	25.9	59.2	—	—
Capital lease obligations(1)	19.6	2.2	4.5	4.3	8.6
Operating leases	23.5	5.0	9.9	8.0	0.6
Program license fees payable for current and future windows(3)(4)	397.3	134.0	185.7	61.6	16.0
Subscriber acquisition fees	0.6	0.6	—	—	—
Deferred compensation and interest	2.0	0.5	0.5	0.6	0.4
Other payables to buyer of international business	0.9	0.7	0.1	0.1	0.0
Other payables to buyer of film assets	19.9	10.0	—	5.0	4.9

Total Contractual Cash Obligations	$973.4	$219.7	$643.6	$79.6	$30.5

(1)
Includes future interest.

(2)
Based on assumed redemption date of December 31, 2013.

(3)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(4)
Contains airing windows that open subsequent to year end and, therefore, the liability is not included on the balance sheet as of December 31, 2010.

  Cash Flows

        As of December 31, 2010, the Company had $30.6 million in cash and cash equivalents on hand. Also available to the Company was the full $30.0 million bank credit facility which expires June 30, 2011. Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and, prior to the Recapitalization, forbearance by Hallmark Cards and its affiliates.

        The Company's management anticipates that the principal uses of cash during the twelve month period ending December 31, 2011, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, nominal interest of approximately $30.0 million to $35.0 million and a principal payment of approximately $9.3 million due under the New Debt issued in the Recapitalization. Subject to the legal availability of funds and approval by the Company's board of directors, the Company may also pay approximately $25.9 million for cash dividends on Preferred Stock during the year ending December 31, 2011; at the option of the Company's board of directors, such dividends may be paid in the form of additional shares of Preferred Stock.

  Bank Credit Facility and Hallmark Notes

        Amendment No. 16 to the credit facility, entered into on March 2, 2010, set the maximum amount that may be borrowed under the credit facility at $30.0 million (a reduction from $45.0 million) and extended the maturity date to August 31, 2010. In connection with the Recapitalization, the Company entered into Amendment No. 17 to the Company's amended credit agreement with JP Morgan Chase Bank, effective June 29, 2010. Amendment No. 17, among other things, extended the maturity date of the credit facility to June 30, 2011.

        Amendment No. 17 terminated the Hallmark Cards Subordination and Support Agreement. The Hallmark Cards Facility Guarantee remains in place and an intercreditor agreement among HCC, JP Morgan Chase Bank and the Company was entered into which, among other things, defines the lien priorities and allowed for payments to HCC pursuant to the Recapitalization. The credit facility is guaranteed by Hallmark Cards and the Company's subsidiaries and is secured by all tangible and intangible assets of the Company and its subsidiaries. Interest under the credit facility is equal to the LIBOR Rate plus 2.25% in the case of a Eurodollar Loan and the Alternate Base Rate plus 1.25% in the case of an Alternate Base Rate Loan (with each named rate and loan as defined in Amendment No. 17). The Company's ability to borrow additional amounts under the credit facility is not limited or restricted.

        The credit facility, as amended, contains a number of affirmative and negative covenants, discussed below. The Company was in compliance with these covenants as of December 31, 2010.

        At December 31, 2009, and 2010, the Company had outstanding borrowings of $1.0 million and $0, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2009, all of the outstanding balance bore interest at the Eurodollar rate (2.49% weighted average rate at December 31, 2009). Interest expense on borrowings under the credit facility for each of the years ended December 31, 2008, 2009 and 2010, was $2.1 million, $350,000 and $4,000, respectively.

Recapitalization

        For financial reporting purposes, the Recapitalization has been accounted for as a troubled debt restructuring in accordance with the guidance of ASC Topic 470-60 Debt—Troubled Debt Restructurings. Identification of the Recapitalization as a troubled debt restructuring involved both qualitative and quantitative aspects. Among the qualitative aspects considered were (i) the Company's expectations that it would have been unable to fulfill the debt service requirements associated with approximately $342.2 million of principal and interest payable to HCC on May 1, 2010 upon the expiration of the waiver agreement (which was extended to August 31, 2010 pursuant to the master recapitalization agreement), along with an additional $784.6 million of principal and interest that would become immediately due pursuant to cross-default provisions, and (ii) the going concern opinion rendered by the Company's independent registered public accounting firm in connection with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Quantitatively, Hallmark Cards is deemed to have granted a "concession" within the meaning of ASC 470-60. Prior to consummation of the Recapitalization, the weighted average interest rate of HCC debt was approximately 8.3%. After consideration of (x) the estimated fair values of Preferred Stock and Common Stock issued in the Recapitalization and (y) the debt service requirements of New Debt, the overall effective interest rate on the New Debt resulting from the Recapitalization is less than 1%.

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

        The Mergers of HEIC and HEH involved non-substantive subsidiaries of Hallmark Cards. The Mergers were recorded at carry-over basis pursuant to the guidance of ASC 805-50 Business Combinations—Related Issues. HEIC and HEH did not have assets other than their investment in the Company.

        The following table summarizes the accounting for the Recapitalization:

		In thousands
Pre-Recapitalization
HCC Debt		$1,161,918
Deferred debt issuance costs		(475)
Transaction costs		(3,596)

		$1,157,847

Post-Recapitalization
New Debt		$432,140
Preferred Stock, 185,000 shares, $0.01 par value, $1,000 liquidation preference		185,000
Common Stock, $0.01 par value		2,549
Additional paid-in capital
Fair values of new Preferred Stock and Common Stock, less liquidation preference and par value, respectively	$541,754
Transaction costs related to new Preferred Stock and Common Stock	(2,547)	539,207

Transaction costs related to the New Debt included in selling, general and administrative expense		(1,049)

		$1,157,847

Senior Secured Note

        In August 2003, the Company issued a senior note to HCC for $400.0 million. Cash payments for interest were not required from inception through June 29, 2010. The principal amount of the senior secured note accreted at 10.25% per annum, compounding semi-annually, to June 29, 2010. At December 31, 2009, $758.8 million of principal and interest were included in the senior note payable in the accompanying consolidated balance sheet. The Company's obligations under this note, including $797.4 million of principal and accrued interest, were terminated in connection with the Recapitalization.

Notes and Interest Payable to HCC

        On December 14, 2001, the Company executed a $75.0 million promissory note with HCC. Interest was payable in cash, quarterly in arrears five days after the end of each calendar quarter. The rate of interest under this note was LIBOR plus 5% per annum (5.29% at December 31, 2009). At December 31, 2009, $108.6 million of principal, including interest previously added to principal, and $1.5 million of accrued interest were reported as notes and interest payable to HCC on the accompanying consolidated balance sheet. During 2009 and 2010 the Company paid $6.3 million and $4.3 million, respectively, for interest. The Company's obligations under this note, including $108.6 million of principal, were terminated in connection with the Recapitalization.

        On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC. The rate of interest under this note was LIBOR plus 5% per annum (5.29% at December 31, 2009). At December 31, 2009, $170.1 million of principal, including interest previously added to principal, and $2.3 million of accrued interest were reported as notes and interest payable to HCC on the accompanying consolidated balance sheet. During 2009 and 2010 the Company paid $9.8 million and $6.8 million, respectively, for interest. The Company's obligations under this note, including $170.1 of principal, were terminated in connection with the Recapitalization.

        On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC. The rate of interest under this note was LIBOR plus 5% per annum (5.29% at December 31, 2009). At December 31, 2009, $62.0 million of principal, including interest previously added to principal, and $838,000 of accrued interest, were reported as notes and interest payable to HCC on the accompanying consolidated balance sheet. During 2009 and 2010 the Company paid $3.6 million and $2.5 million, respectively, for interest. The Company's obligations under this note, including $62.0 million of principal, were terminated in connection with the Recapitalization.

Hallmark Guarantee; Interest and Fee Reductions

        Hallmark Cards has unconditionally guaranteed the Company's obligations to JPMorgan Chase Bank under the credit facility. Payments, if any, under this guarantee will not reduce the Company's obligations under the credit facility but instead will convey to Hallmark Cards a subordinated participation interest in the Company's obligations under the credit facility. Hallmark Cards also has an option to purchase the lender's entire interest in the credit facility. Prior to April 2009, Hallmark Cards' credit support for the Company's bank credit facility consisted of supplying a letter of credit.

        The above mentioned credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards. On April 1, 2009, the interest rate and commitment fees under the renewed credit facility increased and the Company began paying Hallmark Cards a smaller reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%. Interest expense paid to HCC in connection with the JPMorgan Chase Bank credit facility was $1.1 million, $963,000, $1,000 for the years ended December 31, 2008, 2009 and 2010, respectively. Commitment fee expense for the years ended December 31, 2008, 2009 and 2010, was $91,000, $50,000 and $41,000, respectively.

Tax Sharing Agreement

  Overview

        On March 11, 2003, the Company became a member of Hallmark Cards' consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the "tax sharing agreement"). Hallmark Cards includes the Company in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from subsequent tax losses and may benefit from future federal tax losses, which may be generated by the Company. Based on the tax sharing agreement, Hallmark Cards has agreed to pay the Company all of the benefits realized by Hallmark Cards as a result of including the Company in its consolidated income tax return. Through December 31, 2009, these benefits have been paid 75% in cash on a quarterly basis with the balance applied as an offset against other amounts owed by the Company to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. As a result of the Recapitalization, the tax agreement has been amended to provide that 100% of any such benefit will be deferred for application against future tax liabilities of the Company. Pursuant to the amendment to the tax sharing agreement in August 2003, the benefit that would otherwise result from interest accrued on the 10.25% senior secured note will not be available to the Company until such interest is paid in cash. As a result of the Recapitalization, such interest accrued from January 1, 2010, through June 29, 2010, will be treated as a deduction under the amended tax sharing agreement.

        The Company received $21.3 million under the tax sharing agreement during 2008, which was offset against the tax note. At December 31, 2009, the Company owed Hallmark Cards $8.5 million under the tax sharing agreement for 2009. The liability was satisfied on June 29, 2010, in connection with the Recapitalization. For the year ended December 31, 2010, the Company owed Hallmark Cards $12.9 million for tax as calculated pursuant to the amended tax sharing agreement and this amount was paid to Hallmark Cards in December 2010.

        Any payments received from Hallmark Cards or credited against amounts owed by the Company to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as additions to paid-in capital in the accompanying consolidated statements of stockholders' (deficit) equity. Any amounts owed or payments made to Hallmark Cards or to any member of the Hallmark Cards consolidated group under the tax sharing agreement have been recorded as reductions to paid-in capital.

        Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings. Consequently, Hallmark Entertainment Holdings and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Entertainment Holdings and the Company file consolidated, combined or unitary state tax returns. The Company makes tax-sharing payments to (or receives payments from) Hallmark Entertainment Holdings equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company's taxable income

(loss) and other tax items beginning the day following the May 9, 2000, reorganization. Hallmark Cards has agreed to waive the state tax liability associated with the cancellation of debt income in those states in which Hallmark Cards files a combined return. Accordingly, the Company has reduced the liability for the state taxes and credited paid-in capital for that amount. For the year ending December 31, 2010, it is estimated that the Company will owe Hallmark Cards approximately $800,000 with respect to the state tax sharing payment primarily related to changes in California tax law. This amount will be payable two days prior to the due date of the state tax returns in 2011.

Services Agreement with Hallmark Cards

        Hallmark Cards provides us with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services. In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards' services were $541,000 for 2008, $455,000 for 2009 and $387,000 for 2010.

        At December 31, 2009, and 2010, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $15.2 million and $648,000, respectively, were included in payables to affiliates on the accompanying consolidated balance sheets. The $15.2 million outstanding at December 31, 2009, was satisfied on June 29, 2010, in connection with the Recapitalization. For the years ended December 31, 2008, 2009 and 2010, out-of-pocket expenses and amounts paid to third parties on the Company's behalf by Hallmark Cards were $1.1 million, $420,000 and $302,000, respectively.

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

Trademark Agreement with Hallmark Cards

        Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, Inc., dated March 27, 2001, which has been extended through September 1, 2011. The amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the "Hallmark Channel." The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States' network. Crown Media United States also has a similar trademark license agreement with Hallmark Licensing, Inc., which is effective January 1, 2004, and as extended expires September 1, 2011, to permit the use of the Hallmark trademark in the name of the "Hallmark Movie Channel."

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if there is an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2010, the decline of the fair value of the fixed income portfolio would not be material.

        As of December 31, 2010, our cash, cash equivalents and short-term investments had a fair value of $30.6 million, which was invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations or can be used to reduce borrowings under our credit facility based on the maturity schedule of loans under that agreement. Consequently, the size of this portfolio is nominal and fluctuates as cash is provided by and used in our business.

        The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the year ended December 31, 2010, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

        We have not used derivative financial instruments for speculative purposes. As of December 31, 2010, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

ITEM 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

        Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    Other Information

        Not applicable.

PART III

        The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2011 annual meeting of stockholders under the headings "Election of Directors," "Board Information," "Compensation of Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Security Ownership of Certain Beneficial Owners and Management."We intend to file the definitive proxy statement with the Securities and Exchange Commission on or prior to April 30, 2011.

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders ("the Proxy Statement") under the headings "Election of Directors," "Board Information," and "Compensation of Directors and Executive Officers," and is incorporated by reference herein.

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

Policies and procedures for the review, approval or ratification of transactions with related persons

        The Audit Committee, under its charter, has been delegated by the Board the authority to review and approve related party transactions. To seek approval of marketing-related transactions with Hallmark Cards, management begins by providing the Audit Committee a summary of the transactions, together with researched data which supports management's decision in selecting Hallmark Cards as a commercially reasonable and cost effective partner for such marketing activities. At its meetings, the Audit Committee discusses the appropriateness of the transaction for the Company and renders a decision. For efficiency purposes, the Audit Committee has asked management to seek approval only if a transaction involves a financial commitment on the part of the Company that is greater than $5,000 per transaction. Notwithstanding the foregoing, management seeks approval of transactions surrounding major holiday campaigns (for example, Valentine's Day, Mother's Day and Christmas) regardless of the monetary value involved. These practices result from requirements in the Stockholders Agreement (described below), as well as corporate governance principles, are reflected in minutes and are not otherwise the subject of written policies or procedures.

        To seek approval of any other related-party transactions, management begins by providing a summary of the transaction and any documents that are necessary for the independent directors to review and approve the transactions. Such directors then conduct a meeting (or multiple meetings, if necessary) to discuss the appropriateness of the transactions for the Company and render their decision. In certain cases, the Board may form a special committee of directors who are independent of the transaction at hand and delegate authority to such committee to review and approve the transaction. Generally, such special committee would have authority to retain financial advisors and legal counsel who advise the committee on matters relating to the transaction.

Recapitalization

        Please see "Recapitalization" under "Recent Developments" above in Part I, Item 1."

"Hallmark Hall of Fame" Programming License Agreement

        Please see "Hallmark Hall of Fame Program License Agreement" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" above in Part II, Item 7."

Hallmark Advertising

        Hallmark Cards purchased $429,000, $775,000 and $496,000 of advertising on the Hallmark Channel in the United States at negotiated market rates, respectively, during the years ended December 31, 2008, 2009 and 2010.

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

Intercompany Services Agreement

        Please see "Services Agreement with Hallmark Cards" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" above in Part II, Item 7."

Hallmark Trademark License Agreements

        Please see "Trademark Agreement with Hallmark Cards" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" above in Part II, Item 7."

Lease Guarantees with Hallmark Cards

        Please see "Lease Guarantees with Hallmark Cards" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" above in Part II, Item 7."

VISN Preferred Interest

        VISN, a subsidiary of the National Interfaith Cable Coalition, Inc. ("NICC"), owned a $25.0 million preferred interest in Crown Media United States. Under the Crown Media United States Amended and Restated Company Agreement, originally dated November 13, 1998, the members agreed that if during any year ending after January 1, 2005 and prior to December 31, 2009, Crown Media United States had federal taxable income (with possible adjustments) in excess of $10.0 million, and the preferred interest was redeemed, Crown Media United States would redeem the preferred interest in an amount equal to the lesser of:

  •
  such excess;

  •
  $5.0 million; or

  •
  the amount equal to the preferred liquidation preference on the date of redemption.

        Crown Media United States did not have such taxable income in 2009. Crown Media United States could have voluntarily redeemed the preferred interest at any time, however, it was obligated to do so on the date of redemption (December 31, 2010). The preferred interest had a liquidation preference of $25.0 million. Crown Media United States redeemed the $25.0 million preferred interest in December 2010. Consequently, we no longer have any obligation to NICC.

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

  •
  Throughout 2008 and 2009, Crown provided to NICC the use of a two-hour time period each Sunday morning for programming by NICC and NICC retained any advertising revenue from such time period. Neither NICC nor Crown was obligated to make any payment regarding this time period or the programming.

  •
  NICC voluntarily relinquished its right to designate one director on Crown Media Holdings' Board of Directors, effective with the resignation of its designee on December 19, 2007.

  •
  In settlement of a claim of NICC for $15,000,000 in the event of a change of control, Crown would pay NICC the total amount of $3,750,000 in three installments of $1,250,000 each on January 20, 2008, January 20, 2009 and January 20, 2010. If there would have been a change of control prior to January 20, 2010, Crown would have paid the remaining unpaid installments at that time. The Company has paid the January 20, 2008, 2009 and 2010, installments.

  •
  For so long as the preferred interest remained outstanding, Crown would remit to NICC payments equivalent to 6.0% per annum of outstanding balance of the preferred interest. The 2008 and 2009 payments were made and the preferred interest was redeemed.

  •
  At the request of VMC, Crown would replace the preferred interest in Crown Media United States held by NICC/VMC with a promissory note of Crown and, at VMC's option, a second note payable to an independent not-for-profit corporation designated by VMC. Such notes with an aggregate face amount equal to the outstanding preferred interest at the conversion date would bear interest at 6.0% and a maturity date of December 31, 2010. If the preferred interest was not exchanged for notes, Crown would redeem the preferred interest as set forth in the Company Agreement of Crown Media United States.

  •
  To the extent required by the Stockholders Agreement of HEIC, Crown would consent, and obtain the consent of HEIC, for VMC to assign its ownership of HEIC shares to a non-profit corporation designated by VMC or to NICC. The shares would continue to be subject to the HEIC Stockholders Agreement. As a result of the Recapitalization, however, the HEIC Stockholders Agreement is no longer effective.

  •
  Except as provided or referenced in the January 2008 Agreement, the terms and conditions of the following prior agreements between or among the parties to the January 2008 agreements were superseded: The Company Agreement and the December 2005 agreement. In addition, the parties provided mutual releases.

        During the year ended December 31, 2008, 2009, and 2010, Crown Media United States paid NICC $6.4 million, $4.6 million and $2.8 million, respectively, related to the Company Agreement as amended. Consequently, we no longer have any obligation to NICC.

DIRECTV Affiliation Agreement

        On August 20, 2001, Crown Media United States entered into an Affiliation Agreement with DIRECTV, Inc., a wholly owned subsidiary of DIRECTV Enterprises, Inc. Pursuant to the Affiliation Agreement, DIRECTV distributes the Hallmark Channel on the TOTAL CHOICE ® tier of its DBS distribution system in the United States and pays us license fees for such distribution. At the same time we entered into a Stock Purchase Agreement with DIRECTV Enterprises whereby we issued 5,360,202 shares of our Common Stock, which shares were subsequently transferred to its parent company, The DIRECTV Group, Inc. In March 2008, we renewed this distribution agreement for a multi-year term and additionally provided DIRECTV with the right to distribute the Standard Definition and High Definition versions of the Hallmark Movie Channel. As of December 31, 2010, DIRECTV accounted for 18.6 million of our subscribers. Upon completion of the Recapitalization, The DIRECTV Group, Inc.'s ownership percentage of our Common Stock was reduced from approximately 7.2% to approximately 1.5%.

Bank Credit Facility

        In 2001, the Company entered into a credit agreement (which agreement has been amended subsequently, with the most recent amendment dated June 29, 2010) with a syndicate of banks, led by JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank. In March 2008, JP Morgan Chase Bank became the sole lender under the bank credit facility by acquiring the interests of all other lending banks. The facility is guaranteed by the Company's subsidiaries, is secured by all tangible and intangible property of the Company and its subsidiaries, and is guaranteed by Hallmark Cards. Interest on the credit facility is the Eurodollar rate plus 2.25% or the alternate base rate plus 1.25%.

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

        Negative covenants include limitations on (1) indebtedness, (2) liens, (3) guaranties, (4) investments, (5) making "Restricted Payments," (Restricted Payments include any distribution on our equity, any redemption or other acquisition of our equity including redemption of the company obligated mandatorily redeemable preferred interest, any payment on debt of the Company which is subordinated to the bank loans, and any other payment to Hallmark Cards or any of its affiliates). The credit agreement, however, permits the Company to make payments to Hallmark Cards or an affiliate in payment of a valid outstanding obligation with respect to certain payments related to the Recapitalization or any commercially reasonable fees in consideration for Hallmark Cards having extended its guarantee for the bank credit facility under Amendment No. 15, (6) sale of assets, (7) sale of receivables, (8) entering into any sale and leaseback transactions, (9) entering into transactions with affiliates, (10) amending any material agreement with a credit party, (11) creating negative pledge, (12) mergers or acquisitions, (13) production of any item of Product in any fiscal year having an aggregate budgeted negative cost in excess of $5.0 million, (14) changing our business activities, (15) entering into certain transactions that are prohibited under ERISA, (16) entering into any interest rate protection agreement or currency agreement, (17) acquiring or creating any new subsidiary, (18) using or storing hazardous materials on our premises, (19) creating any first tier subsidiary other than CM Intermediary or have any asset related to the Channel at a level above CM Intermediary and (20) creating any new liens.

        Events of default under the amended credit agreement include, among other things, (1) the failure to pay principal or interest, with the default continuing unremedied for five days after receipt of a remittance advice, (2) a failure to observe covenants, (3) a change in control, (4) the Hallmark Cards' guarantee of the credit facility shall have expired or otherwise terminated or Hallmark Cards shall have disavowed its obligations under the guarantee or default shall otherwise have occurred in accordance with the terms of the guarantee, (5) a termination by Hallmark Cards or any of its affiliates of the right of the Company or its subsidiaries to use the names "Hallmark" or "Crown" in their television services or any Channels owned or operated by them. For purposes of the credit facility, a change in control means that (a) HCC ceases to have sufficient voting power to elect a majority of the Company's board of directors or beneficial ownership of over a majority of the outstanding equity interest of the Company having voting power, (b) the majority of the Board is not comprised of individuals who were either in office or who were nominated by a two-third's vote of individuals in office or so nominated as at December 17, 2001, or (c) the consummation by the Company of a Rule 13e-3 transaction (or a "going-private" transaction) as defined in the Securities Exchange Act.

Certain Business Relationships and Conflicts of Interest

        HCC holds approximately 90.3% of our outstanding shares of Common Stock and 100% of our outstanding Preferred Stock. HCC's control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Common Stock. As a result, the market price of our Common Stock or our business could suffer.

        HCC's control relationship with us also could give rise to conflicts of interest, including:

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

        For purposes of the policy:

  •
  a "business opportunity" is any corporate opportunity relating to the operation of a multichannel video programming provider, other than a corporate transaction opportunity;

  •
  a "corporate transaction opportunity" is any corporate opportunity relating to the acquisition by a third party unaffiliated with Hallmark Cards of the Company or of all or a material portion of its equity, debt, assets or voting power; and

  •
  a director who is our Chairman of the Board or Chairman of a committee of the Board will not be deemed to be one of our officers by reason of holding that position, unless that person is one of our full-time employees.

        The foregoing provisions of our certificate of incorporation will expire on the date that Hallmark Cards ceases to own beneficially Common Stock representing at least 20% of the total voting power of all of our classes of outstanding capital stock and no person who is one of our directors or officers is also a director or officer of Hallmark Cards or any of its subsidiaries.

ITEM 14.    Principal Accountant Fees and Services

        The following table presents fees for professional audit services rendered by KPMG LLP for the audits of the Company's annual financial statements for 2009 and 2010, and fees billed for other services rendered by KPMG LLP, our principal accountant in fiscal years 2009 and 2010:

	Fiscal Year
Type of Fee	2009	2010
Audit Fees(1)	$951,469	$904,780
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$951,469	$904,780

(1)
Audit Fees are principally for the audit of our annual financial statements, internal controls over financial reporting, and review of financial statements included in our Forms 10-Q.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(A)
List of Documents Filed as Part of This Report

(1)
Consolidated Financial Statements

  (2)
  Exhibits

Exhibit Number	Exhibit Title
2.1	Purchase and Sale Agreement, dated as of February 23, 2005, by and among CM Intermediary, LLC, Bagbridge Limited and, solely with respect to Section 10.14 of the Agreement, Crown Media Holdings, Inc. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on February 23, 2005 and incorporated herein by reference).

2.2	Asset Purchase and Sale Agreement, dated as of February 23, 2005, by and among Crown Media Distribution, LLC, Bagbridge Limited and, solely with respect to Section 10.14 of the Agreement, Crown Media Holdings, Inc. (previously filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on February 23, 2005 and incorporated herein by reference).

2.3	Recapitalization Term Sheet dated February 9, 2010 between the Special Committee of the Board of Directors of the Company and H C Crown Corp. (previously filed as Exhibit 99.1 to our Current Report on Form 8-K filed on February 10, 2010 and incorporated herein by reference).

2.4	Agreement and Plan of Merger of Crown Media Holdings, Inc. and Hallmark Entertainment Investments Co., dated as of February 26, 2010 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

2.5	Agreement and Plan of Merger of Crown Media Holdings, Inc. and Hallmark Entertainment Holdings, Inc., dated as of February 26, 2010 (previously filed as Exhibit 2.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Registration Statement on Form S-1/A (Amendment No. 2), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on July 31, 2001 (Commission File No. 000-30700 and Film No. 1693331) and incorporated herein by reference).

3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).

3.4	Proposed form of Second Amended and Restated Certificate of Incorporation of Crown Media Holdings (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.5	Proposed form of Certificate of Designation, Powers, Preferences, Qualifications, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.6	Proposed form of Third Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. (previously filed as Exhibit 3.3 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title
4.1	Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.1	Credit, Security, Guaranty and Pledge Agreement, dated August 31, 2001, by and among Crown Media Holdings, Inc., its Subsidiaries named therein, the Lenders named therein and The Chase Manhattan Bank (now known as JPMorgan Chase Bank) as Administrative Agent and Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 3, 2001 (Commission File No. 000-30700 and Film No. 1751583) and incorporated herein by reference).

10.2	Amendment No. 1, dated as of December 14, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 18, 2001 (Commission File No. 000-30700 and Film No. 1816385) and incorporated herein by reference).

10.3	Amendment No. 2, dated as of December 31, 2001, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 29, 2002 (Commission File No. 000-30700 and Film No. 02594577) and incorporated herein by reference).

10.4	Amendment No. 3, dated as of March 29, 2002, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 15, 2002 (Commission File No. 000-30700 and Film No. 02652502) and incorporated herein by reference).

10.5	Amendment No. 4, dated as of May 15, 2002, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 15, 2002 (Commission File No. 000-30700 and Film No. 02652502) and incorporated herein by reference).

10.6	Amendment No. 5, dated as of February 5, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.15 to our Annual Report on Form 10-K, filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.7	Amendment No. 6, dated as of August 4, 2003, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on August 6, 2003 (Commission File No. 000-30700 and Film No. 03825587) and incorporated herein by reference).

10.8	Amendment No. 7, dated as of October 28, 2004, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on November 15, 2004 and incorporated herein by reference).

10.9	Amendment No. 8, dated as of March 2, 2005, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001, among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 11, 2005 and incorporated herein by reference).

10.10	Amendment No. 9, dated as of March 21, 2006 to the Credit, Security, Guaranty and Pledge Agreement dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and Issuing Bank. (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed March 29, 2006, and incorporated herein by reference.)

10.11	Amendment No. 10, dated as of April 28, 2006 to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10.12	Amendment No. 11, dated as of December 8, 2006 to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.95 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).

10.13	Amendment No. 12, dated as of March 2, 2007, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.96 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.14	Amendment No. 13, dated as of July 27, 2007, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.15	Amendment No. 14, dated as of March 10, 2008, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.24 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.16	Amendment No. 15, dated as of March 2, 2009, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

10.17	Amendment No. 16, dated as of March 2, 2010, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 4, 2010 and incorporated herein by reference).

10.18	Amendment No. 17, dated as of June 29, 2010, to the Credit, Security, Guaranty and Pledge Agreement, dated as of August 31, 2001 among Crown Media Holdings, Inc. as Borrower, the Guarantors named therein, and JP Morgan Chase Bank as Administrative Agent and as Issuing Bank (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2010 and incorporated herein by reference).

10.19	Amended and Restated Subordination and Support Agreement, dated as of July 27, 2007, among Crown Media Holdings, Inc., Hallmark Cards, Incorporated and The Chase Manhattan Bank (now known as JP Morgan Chase Bank) as agent for the Lenders and the Issuing Bank referred to in the Credit Agreement (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.20	Guarantee Agreement, dated as of March 2, 2009 between Hallmark Cards Incorporated and JPMorgan Chase Bank as Administrative Agent (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

10.21	Second Amended and Restated Program License Agreement, dated as of January 1, 2005, by and between Hallmark Entertainment Distribution, LLC (now RHI Entertainment Distribution, LLC) and Crown Media United States, LLC (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on October 11, 2005, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.22	Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (Commission File No. 000-30700 and Film No. 1623520), and incorporated herein by reference).

10.23	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).

10.24	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 10, 2003 (Commission File No. 000-30700 and Film No. 03988106) and incorporated by reference herein).

10.25	Trademark License Extension Agreement, dated as of August 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 15, 2004 and incorporated by reference herein).

10.26	Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).

10.27	Trademark License Extension Agreement (Hallmark Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10.28	Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.29	Trademark License Agreement (Hallmark Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.30	Trademark License Extension Agreement (Hallmark Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).

10.31	Trademark License Extension Agreement (Hallmark Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.13 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.32	Trademark License Agreement (Hallmark Movie Channel), dated as of January 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.33	Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).

10.34	Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.98 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).

10.35	Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.36	Trademark License Agreement (Hallmark Movie Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.37	Trademark License Extension Agreement (Hallmark Movie Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).

10.38	Trademark License Extension Agreement (Hallmark Movie Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.14 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).

10.39	Waiver to the Trademark License Extension Agreement (Hallmark Channel and Hallmark Movie Channel) dated March 3, 2010, by and between Hallmark Licensing Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K filed on March 4, 2010, and incorporated herein by reference).

10.40	Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

10.41	Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10-K, filed on March 29, 2002 (Commission File No. 000-30700 and Film No. 02594577) and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.42	Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (Commission File No. 000-30700 and Film No. 1623520) and incorporated herein by reference).

10.43	Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 15, 2003 (Commission File No. 000-30700 and Film No. 03701984), and incorporated herein by reference).

10.44	Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).

10.45	Intercompany Services Extension Agreement, dated as of January 1, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.42 to our Annual Report on Form 10-K filed on March 29, 2006, and incorporated herein by reference.)

10.46	Intercompany Services Extension Agreement, dated as of January 1, 2007, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).

10.47	Intercompany Services Extension Agreement, dated as of January 1, 2008, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.48	Intercompany Services Extension Agreement, dated as of January 1, 2009, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.54 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

10.49	Intercompany Services Extension Agreement, dated as of January 1, 2010, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.58 to our Annual Report on Form 10-K filed on March 4, 2010 and incorporated herein by reference).

10.50	Intercompany Services Extension Agreement, dated as of January 1, 2011, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.

10.51	Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).

Exhibit Number		Exhibit Title
10.52		Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 (Commission File No. 000-30700 and Film No. 03846439) and incorporated by reference herein).

10.53		Amendment No. 2 to Federal Income Tax Sharing Agreement between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.54		Promissory Note in the amount of $33,082,019, dated July 27, 2007, issued by Crown Media Holdings, Inc. in favor of Hallmark Cards, Incorporated (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.55		Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.56		Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.57		Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.58		Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.59	*	Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001 (Commission File No. 000-30700 and Film No. 1580885), and incorporated herein by reference).

10.60	*	2008 Deferred Compensation Plan of Crown Media Holdings, Inc. (previously filed as Exhibit 10.77 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

10.61		Amended and Restated Waiver and Standby Purchase Agreement dated March 10, 2008 by and between Hallmark Cards Incorporated, HC Crown Corp., Crown Media United States, LLC and Crown Media Holdings, Inc. (previously filed as Exhibit 10.77 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.62		Amendment No. 1 to Amended and Restated Waiver and Standby Purchase Agreement dated March 10, 2008 by and between Hallmark Cards Incorporated, HC Crown Corp., Crown Media United States, LLC and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.63		Amendment No. 2 to Amended and Restated Waiver and Standby Purchase Agreement dated October 30, 2008, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).

10.64		Amendment No. 3 to Amended and Restated Waiver and Standby Purchase Agreement dated March 2, 2009, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.82 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

10.65		Amendment 4 to Amended and Restated Waiver and Standby Purchase Agreement dated May 4, 2009, by and between Hallmark Cards Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed May 7, 2009, and incorporated herein by reference).

10.66		Copyright Security Agreement, dated July 27, 2007, executed by Crown Media Holdings, Inc. and its subsidiaries for the benefit of Hallmark Cards, Incorporated (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.67		Security and Pledge Agreement, dated July 27, 2007, by and among Crown Media Holdings, Inc., its subsidiaries and Hallmark Cards, Incorporated (previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.68		Letter Agreement, dated May 2, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10.69	*	Employment Agreement dated as of May 7, 2009 between the Company and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009 and incorporated herein by reference).

10.70	*	Amendment to Employment Agreement, dated May 11, 2010 between the Company and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2010 and incorporated herein by reference).

10.71	*	Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

10.72	*	Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.85 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.73	*	Amendment to Employment Agreement, dated May 3, 2010 between the Company and Charles Stanford (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2010 and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.74		Purchase Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).

10.75		Amendment No. 1 to Purchase Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2006, and incorporated herein by reference).

10.76		Intercreditor Agreement, dated as of October 3, 2006, by and among Hallmark Cards, Incorporated, Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).

10.77		Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and the Company.** (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.78		Lease Agreement, dated September 8, 2008, by and between Paramount Group, Inc., 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).

10.79		Guaranty Commitment, dated as of September 2, 2008, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).

10.80	*	Employment Agreement, dated as of June 15, 2009, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).

10.81	*	Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 between the Company and employee (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference).

10.82	*	Form of 2010 Long Term Incentive Compensation Agreement effective as of January 1, 2010 between the Company and employee.

10.83		Master Recapitalization Agreement by and among Hallmark Cards, Incorporated, H C Crown Corp., Hallmark Entertainment Holdings, Inc., Crown Media Holdings, Inc., Crown Media United States, LLC, and The Subsidiaries of Crown Media Holdings, Inc. Listed as Guarantors on the Credit Facility, dated as of February 26, 2010 (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.84		Credit Agreement Among Crown Media Holdings, Inc. as Borrower and HC Crown Corp., as Lender and Each of the Credit Parties Identified on the Signature Pages Hereto (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.85	Stockholders Agreement by and among H C Crown Corp., Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference)..

10.86	Registration Rights Agreement among H C Crown Corp., any Other HEIC Stockholder and Crown Media Holdings, Inc. (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.87	Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 12, 2010, and incorporated herein by reference).

10.88	Security Agreement, dated June 29, 2010, between the Company and HCC (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed August 12, 2010, and incorporated herein by reference).

10.89	Pledge Agreement, dated June 29, 2010, between the Company and HCC (previously filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q, filed August 12, 2010, and incorporated herein by reference).

10.90	Letter regarding the Credit Agreement dated February 15, 2011, between Crown Media Holdings, Inc. and HC Crown, LLC.

21.1	List of Subsidiaries.

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 3, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. ABBOTT William J. Abbott	Director and Principal Executive Officer	March 3, 2011
/s/ MICHAEL J. HARMON Michael J. Harmon	Principal Financial and Accounting Officer	March 3, 2011
/s/ DWIGHT C. ARN Dwight C. Arn	Director	March 3, 2011
/s/ ROBERT BLOSS Robert Bloss	Director	March 3, 2011
/s/ WILLIAM CELLA William Cella	Director	March 3, 2011
Glenn Curtis	Director
/s/ STEVE DOYAL Steve Doyal	Director	March 3, 2011

Signature	Title	Date

/s/ BRIAN GARDNER Brian Gardner	Director	March 3, 2011
/s/ HERBERT A. GRANATH Herbert A. Granath	Director	March 3, 2011
/s/ DONALD J. HALL, JR. Donald J. Hall, Jr.	Director	March 3, 2011
/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr.	Director	March 3, 2011
/s/ A. DRUE JENNINGS A. Drue Jennings	Director	March 3, 2011
Peter A. Lund	Director
/s/ BRAD R. MOORE Brad R. Moore	Director	March 3, 2011
/s/ DEANNE R. STEDEM Deanne R. Stedem	Director	March 3, 2011

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
March 3, 2011

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,
	2009	2010
ASSETS
Cash and cash equivalents	$10,456	$30,565
Accounts receivable, less allowance for doubtful accounts of $476 and $141, respectively	68,817	77,684
Program license fees	106,825	99,574
Prepaid program license fees	1,778	4,099
Prepaid and other assets	2,271	2,367

Total current assets	190,147	214,289
Program license fees	178,332	136,503
Property and equipment, net	13,176	12,701
Goodwill	314,033	314,033
Prepaid and other assets	2,373	1,008

Total assets	$698,061	$678,534

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except par value and number of shares)

	As of December 31,
	2009	2010
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
Accounts payable and accrued liabilities	$19,642	$27,835
Audience deficiency reserve liability	17,872	26,954
License fees payable	99,494	104,286
Payables to Hallmark Cards affiliates	23,745	1,005
Credit facility and interest payable	1,002	—
Notes and interest payable to HCC	345,314	38,174
Company obligated mandatorily redeemable preferred interest	22,902	—

Total current liabilities	529,971	198,254
Accrued liabilities	24,484	18,972
License fees payable	82,881	33,818
Notes payable to HCC	—	379,521
Senior secured note to HCC, including accrued interest	758,755	—

Total liabilities	1,396,091	630,565
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK, $.01 par value; $1,000 liquidation preference; 10,000,000 and 1,000,000 shares authorized; 0 and 185,000 shares issued and outstanding as of December 31, 2009 and 2010, respectively	—	198,934
STOCKHOLDERS' DEFICIT:
Class A common stock, $.01 par value; 200,000,000 and 500,000,000 shares authorized; 74,117,654 and 359,675,936 shares issued and outstanding as of December 31, 2009 and 2010, respectively	741	3,597
Class B common stock, $.01 par value; 120,000,000 and 0 shares authorized; 30,670,422 and 0 shares issued and outstanding as of December 31, 2009 and 2010, respectively	307	—
Paid-in capital	1,456,788	1,991,157
Accumulated deficit	(2,155,866)	(2,145,719)

Total stockholders' deficit	(698,030)	(150,965)

Total liabilities and stockholders' deficit	$698,061	$678,534

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2008	2009	2010
Revenue:
Subscriber fees	$57,153	$63,597	$68,819
Advertising	222,967	213,770	217,656
Advertising by Hallmark Cards	429	775	496
Other revenue	1,245	1,422	301

Total revenue, net	281,794	279,564	287,272
Cost of Services:
Programming costs
Hallmark Cards affiliates	798	1,235	1,928
Non-affiliates	139,900	126,293	123,321
Amortization of film assets	(745)	—	—
Impairment of film assets	176	—	—
Amortization of capital lease	1,158	1,158	1,158
Contract termination expense	—	4,718	103
Other costs of services	12,492	14,175	10,668

Total cost of services	153,779	147,579	137,178
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	46,706	47,069	50,324
Marketing expense	19,603	6,551	10,152
Depreciation and amortization expense	1,932	1,947	1,459
Gain from sale of film assets	(101)	(682)	(719)

Income from operations before interest, income tax expense and discontinued operations	59,875	77,100	88,878
Interest income	723	481	45
Interest expense	(100,880)	(101,020)	(56,032)

(Loss) income before income tax expense and discontinued operations	(40,282)	(23,439)	32,891
Income tax expense	—	—	(8,810)

(Loss) income before discontinued operations	(40,282)	(23,439)	24,081
Gain from sale of discontinued operations, net of tax	3,064	847	—

Net (loss) income and comprehensive (loss) income	(37,218)	(22,592)	24,081
Income allocable to Preferred Stockholder	—	—	(16,297)

Net (loss) income attributable to common stockholders	$(37,218)	$(22,592)	$7,784

Weighted average number of common shares outstanding, basic and diluted	104,776	104,788	234,676

(Loss) income per share before discontinued operations, basic and diluted	$(0.39)	$(0.23)	$0.03
Gain per share from discontinued operations, basic and diluted	0.03	0.01	—

Net (loss) income per share, basic and diluted	$(0.36)	$(0.22)	$0.03

The accompanying notes are an integral part of these consolidated statements of operations.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(In thousands)

	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances, December 31, 2007	69,761	$698	30,670	$307	$1,411,291	$(2,096,056)	$(683,760)
Reclassification of NICC mandatorily redeemable common stock as Class A common stock	4,357	43	—	—	32,722	—	32,765
Contributions of additional paid-in capital under tax sharing agreement	—	—	—	—	21,280	—	21,280
Net loss	—	—	—	—	—	(37,218)	(37,218)

Balances, December 31, 2008	74,118	741	30,670	307	1,465,293	(2,133,274)	(666,933)
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	—	—	(8,505)	—	(8,505)
Net loss	—	—	—	—	—	(22,592)	(22,592)

Balances, December 31, 2009	74,118	741	30,670	307	1,456,788	(2,155,866)	(698,030)
Conversion of HCC debt into equity	254,888	2,549	—	—	539,207	—	541,756
Conversion of predecessor Class B common stock into Class A common stock	30,670	307	(30,670)	(307)	—	—	—
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	—	—	(4,838)	—	(4,838)
Imputed preferred stock dividends from amortization of discount on preferred stock	—	—	—	—	—	(13,934)	(13,934)
Net income	—	—	—	—	—	24,081	24,081

Balances, December 31, 2010	359,676	$3,597	—	$—	$1,991,157	$(2,145,719)	$(150,965)

The accompanying notes are an integral part of these consolidated statements of stockholders' deficit.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(37,218)	$(22,592)	$24,081
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain from sale of discontinued operations	(3,064)	(847)	—
Gain from sale of film assets	(101)	(682)	(719)
Depreciation and amortization	145,172	133,040	123,374
Accretion on company obligated mandatorily redeemable preferred interest	2,132	2,080	2,098
Provision for allowance for doubtful accounts	75	1,303	183
Impairment of film assets	176	—	—
Loss on sale of property and equipment	—	—	2
Debt issuance costs	—	—	1,049
Income tax expense	—	—	8,810
Stock-based compensation	(89)	(516)	324
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,944	(3,610)	(9,050)
Additions to program license fees	(210,123)	(92,542)	(69,460)
Additions to subscriber acquisition fees	(2,693)	(1,000)	(1,354)
(Increase) decrease in prepaid and other assets	2,354	11,582	(2,858)
Increase (decrease) in accounts payable, accrued and other liabilities	(18,506)	(3,355)	13,582
Increase in interest payable	91,296	72,998	33,909
Decrease in amounts payable under tax sharing agreement	—	—	(12,890)
Increase in payables to Hallmark Cards affiliates	1,533	420	302
Increase in license fees payable to Hallmark Cards affiliates	9,321	538	1,320
Increase (decrease) in license fees payables to non-affiliates	65,869	(59,251)	(45,592)

Net cash provided by operating activities	48,078	37,566	67,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,868)	(507)	(1,086)
Purchases of film asset	35	—	—
Payments to buyer of international business	(3,604)	(936)	(961)

Net cash used in investing activities	(5,437)	(1,443)	(2,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility	30,543	18,062	—
Principal payments on the credit facility	(71,478)	(45,633)	(1,000)
Payments on notes payable to HCC	(228)	—	(14,445)
Redemption of company obligated mandatorily redeemable preferred interest	—	—	(25,000)
Payments of transaction costs under the troubled debt restructuring	—	—	(3,596)
Principal payments on capital lease obligations	(738)	(810)	(914)

Net cash used in financing activities	(41,901)	(28,381)	(44,955)

Net increase in cash and cash equivalents	740	7,742	20,109
Cash and cash equivalents, beginning of year	1,974	2,714	10,456

Cash and cash equivalents, end of year	$2,714	$10,456	$30,565

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years Ended December 31,
	2008	2009	2010
Supplemental disclosure of cash and non-cash activities:
Interest paid	$4,800	$22,537	$17,005
Tax sharing payment from Hallmark Cards applied to note payable to HCC	$21,280	$—	$—
Reduction of additional paid-in capital for obligation under tax sharing agreement	$—	$8,505	$4,838
Reclassification of redeemable common stock to common stock and paid-in capital	$32,765	$—	$—
Interest payable converted to principal on notes payable to HCC	$47,490	$—	$—
Asset acquired through capital lease obligation	$—	$—	$248
Non-cash activities related to the disposal of film asset:
Accounts receivable	$74	$—	$—
Program license fee—non-affiliate	$1,110	$—	$—
Film asset, net	$1,507	$—	$—
Accrued liabilities	$573	$—	$—
Non-cash activities related to the troubled debt restructuring:
Elimination of deferred debt issuance costs related to old notes payable to HCC	$—	$—	$475
Satisfaction of payable to Hallmark Cards' affiliates	$—	$—	$(23,798)
Issuance of new notes payable to HCC	$—	$—	$432,140
Satisfaction of old notes payable to HCC	$—	$—	$(340,697)
Satisfaction of senior secured note payable to HCC, including accrued interest	$—	$—	$(797,423)
Issuance of redeemable preferred stock	$—	$—	$185,000
Issuance of common stock	$—	$—	$2,549
Additional paid-in capital from issuance of redeemable preferred and common stock	$—	$—	$541,754

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2009 and 2010

1. Business and Organization

Organization

        Crown Media Holdings, Inc. ("Crown Media Holdings" or the "Company"), through its wholly-owned subsidiary, Crown Media United States, LLC ("Crown Media United States"), owns and operates pay television channels (collectively the "Channels" or the "channels") dedicated to high quality, entertainment programming for adults and families, in the United States. At June 29, 2010, following the recapitalization of the Company as described below, the significant investor in the Company was H C Crown Corp. ("HCC"), a subsidiary of Hallmark Cards, Incorporated ("Hallmark Cards").

        The Company's continuing operations are currently organized into one operating segment, the channels.

Recapitalization of the Company

        On June 29, 2010 the Company consummated a series of recapitalization transactions (the "Recapitalization") pursuant to a Master Recapitalization Agreement dated February 26, 2010, by and among the Company, Hallmark Cards, HCC and related entities.

        Among other things, the Recapitalization included the following:

  •
  Exchange of approximately $1.162 billion of debt (the "HCC Debt") for new debt, preferred stock and common stock;

  •
  Mergers of two intermediate holding companies, Hallmark Entertainment Investments Co. ("HEI") and Hallmark Entertainment Holdings, Inc. ("HEH"), with and into the Company (collectively, the "Mergers");

  •
  Reclassification of shares of Class B common stock into shares of Class A common stock upon the filing of the Second Amended and Restated Certificate of Incorporation; and

  •
  Approval and authorization for the future filing of the Third Amended and Restated Certificate of Incorporation, the principal effect of which would be a reverse split of shares of common stock in such ratio and at such time as authorized by the Company's Board of Directors.

The following were issued in exchange for HCC Debt:

  •
  $315.0 million principal amount of new debt issued pursuant to the terms of the credit agreement between the Company and HCC (the "Credit Agreement") in two tranches: (i) the $200.0 million Term A Loan bearing interest at 9.5% per annum through December 31, 2011, and 12% thereafter and (ii) the $115.0 million Term B Loan bearing interest at 11.5% through December 31, 2011, and 14.0% thereafter (collectively, the "New Debt"—see Note 8);

  •
  185,000 shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock"), $0.01 par value, with the terms summarized under "Preferred Stock Terms" in footnote 11 below; and

  •
  254,887,860 shares of the Company's Class A common stock in exchange for the residual amount of HCC Debt converted at $2.5969 per share.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

1. Business and Organization (Continued)

        Immediately after consummation of the Mergers and issuance of common stock in partial exchange for HCC Debt, HCC owned approximately 90.3% of the Company's Class A common stock and all of the outstanding Preferred Stock.

        In addition, the transactions resulted in the following:

  •
  The decrease of the authorized Preferred Stock to 1,000,000 shares; the increase of the authorized shares of Class A common stock to 500,000,000 shares; and the elimination of the Class B common stock;

  •
  Amendment No. 2 to the Tax Sharing Agreement between the Company and Hallmark Cards, which, among other things, (i) permits Hallmark Cards to defer any future tax benefit payable to the Company for application against future tax liabilities of the Company (ii) allows the Company to deduct interest accrued on the 10.25% Senior Secured Note from January 1, 2010, through June 29, 2010; and (iii) provides for the treatment of the Recapitalization under the Tax Sharing Agreement (see Note 9 below);

  •
  Execution of the registration rights agreement, by and among the Company and HCC;

  •
  Extension of the Company's $30.0 million revolving line of credit to June 30, 2011, and Hallmark Card's agreement to guarantee up to $30.0 million for such revolving line of credit (see Notes 7 and 8 below); and

  •
  A Stockholders Agreement, by and among the Company, HCC and Hallmark Cards, pursuant to which, among other things, Hallmark Cards entities agreed not to acquire, through December 31, 2013, additional shares of Class A common stock, subject to certain exceptions, and agreed to certain restrictions on their ability to sell or transfer shares of Class A common stock until December 31, 2013 and, subject to lesser restrictions, until December 31, 2020.

        See "Recapitalization" in Note 8 for the accounting treatment of the Recapitalization.

Liquidity

        As of December 31, 2010, the Company had $30.6 million in cash and cash equivalents on hand. Also available to the Company was the full $30.0 million bank credit facility which expires June 30, 2011. Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and, prior to the Recapitalization, forbearance by Hallmark Cards and its affiliates.

        The Company's management anticipates that the principal uses of cash during the twelve month period ending December 31, 2011, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, and nominal interest of approximately $30.0 million to $35.0 million and a principal payment of approximately $9.3 million due under the New Debt issued in the Recapitalization. Subject to the legal availability of funds and approval by the Company's board of directors, the Company may also pay approximately $25.9 million for cash dividends on Preferred Stock during the year ending December 31, 2011; at the option of the Company's board of directors, such dividends may be paid in the form of additional shares of Preferred Stock.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

        The consolidated financial statements include the accounts of Crown Media Holdings and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the collectibility of accounts receivable, the valuation of goodwill, intangible assets, and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation of income taxes, among others. A significant non-recurring use of estimates occurred in the course of recording the Company's June 2010 troubled debt restructuring which required that the Company estimate the fair values of preferred stock and common stock issued in the Recapitalization.

        All of the estimates that are employed are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

For the Years Ended December 31, 2008, 2009 and 2010

2. Summary of Significant Accounting Policies and Estimates (Continued)

        The activity in the allowance for doubtful accounts for each of the three years ending December 31, 2008, 2009, and 2010, is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts
Year-ended December 31, 2008	$242	$75	$(23)	$294
Year-ended December 31, 2009	$294	$1,303	$(1,121)	$476
Year-ended December 31, 2010	$476	$183	$(518)	$141

Program License Fees

        Program license fees are incurred in connection with the Company's acquisition of rights to broadcast programs acquired from others. The cost of individual program rights is deferred and then amortized on a straight-line basis over its contractual license period or, if shorter, the period of its anticipated use. As a measure of recoverability, the Company, when necessary, compares the aggregate carrying value of its program licenses to the estimated future revenue associated with their future broadcast use. If the measure indicated that the carrying value exceeded estimated future revenue, the Company would reduce the carrying value to an amount equal to the estimated net realizable revenue with a corresponding impairment charge to programming costs.

Subscriber Acquisition Fees

        In the past, under certain agreements with major domestic pay distributor systems, Crown Media United States was obligated to pay subscriber acquisition fees if defined subscriber levels were met or in order to obtain additional carriage of the Hallmark Channel by those pay distributors.

        Subscriber acquisition fees are amortized over the contractual life of the distribution agreements (ranging from 1 to 9 years) as a reduction of subscriber fee revenue. Crown Media Holdings assesses the recoverability of these costs periodically by comparing the net carrying amount to the estimates of future subscriber fee revenue. The Company also assesses the recoverability of these fees whenever events such as changes in distributor relationships occur or other indicators suggest impairment.

        Subscriber acquisition fee assets are a component of prepaid and other assets and subscriber acquisition fee liabilities are a component of accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Property and Equipment

        Property and equipment is stated at historical cost, net of accumulated depreciation and amortization. Equipment under capital leases are initially recorded at the present value of the minimum lease payments.

        Depreciation on equipment is calculated using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

2. Summary of Significant Accounting Policies and Estimates (Continued)

        When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. The costs of normal maintenance and repairs are charged to expense when incurred.

Long-Lived Assets

        The Company reviews long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability of assets to be held and used is evaluated by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset including its ultimate disposal. If the asset's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. The Company estimates fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

        Goodwill is reviewed for impairment annually as of November 30 and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of goodwill might be in excess of its fair value. In the event that the carrying value of goodwill was found to exceed its estimated fair value, the carrying value of goodwill would be reduced to its estimated fair value through an impairment charge to the Company's consolidated statements of operations.

        The Company performed its annual impairment assessment for its goodwill and other non-amortizable intangible assets as of November 30 using a market approach to determine fair value. Business enterprise value is equal to common equity at market value plus debt at market value plus preferred equity at market value less cash and cash equivalents. The Company estimated the fair values of the Term A and Term B loans using discount rates of 11.2% and 11.5%, respectively. The full $25.0 million redemption value of the company obligated mandatorily redeemable preferred interest was paid to VISN Management Corp. on December 1, 2010; therefore, the fair market value as of November 30, 2010, was $25.0 million. The Company has valued its redeemable Preferred Stock at its liquidation preference based on a recent valuation. The Company valued its common shares using the November 30, 2010, closing NASDAQ stock price.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

2. Summary of Significant Accounting Policies and Estimates (Continued)

        Assets subject to capital leases are capitalized as property and equipment at the inception of the lease. Capitalized lease assets are depreciated over their estimated useful lives; the related liabilities are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

        Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC") Topic 820, Fair Value Measurements and Disclosures, provides guidance which defines fair value, establishes a framework for measuring fair value and specifies disclosures about fair value measurements. On January 1, 2008 we adopted that portion of the standard that relates to those financial assets and liabilities and nonfinancial assets and liabilities which are recognized or disclosed at fair value on a recurring basis (that is, at least annually). On January 1, 2009, subject to the FASB's delayed implementation, we adopted the remaining provisions of the standard. After adoption, we now determine fair value as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

        The Company does not have balance sheet items carried at fair value on a recurring basis as well as similar assets and liabilities. Significant balance sheet items which are subject to non-recurring fair value measurements consist of impairment valuations of goodwill and property and equipment. In the course of recording the Company's June 2010 troubled debt restructuring, the Company estimated the fair values of its preferred and common stock issued in the Recapitalization. The standard has not had a significant impact on the determination of fair value related to non-financial assets and non-financial liabilities in 2010.

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

Audience Deficiency Unit Liability

        Audience deficiency units ("ADUs") are units of inventory (rights to utilize future advertising timeframes) that are made available to advertisers as fulfillment for past advertisements in programs that under-delivered on the guaranteed viewership ratings. The related liability results when impressions delivered on guaranteed ratings are less than the impressions guaranteed to advertisers. The liability is reduced and revenue is recognized when the Company airs the advertisement during another program to "make-good" on the under-delivery of impressions or the obligation expires

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

2. Summary of Significant Accounting Policies and Estimates (Continued)

contractually. The Company typically does not remit cash to advertisers in satisfaction of such deficiencies.

        Contracts executed in the 2010/2011 upfront period require that the Company use its best efforts to run sufficient make-good advertising spots within 12 months to achieve the impressions guarantees. If the Company does not make-good within 12 months, the Company is no longer obligated to satisfy the under-delivery of the guaranteed impressions. Under previous contracts, the Company did not have the obligation to satisfy under-delivery of guaranteed impressions within 12 months and approximately $855,000 of the Company's make-good obligations simply lapsed in 2010 due to the expiration of the applicable state's statute of limitations for contracts. While the Company now has an obligation to use its best efforts to make-good on any under-delivery of guaranteed impressions within 12 months, it also will have the benefit of being able to relieve the make-good obligations earlier than it has been able to do historically.

Marketing Expense

        The Company expenses marketing costs as incurred. Marketing expense was $19.6 million, $6.6 million and $10.2 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Taxes on Income

        Pursuant to the tax sharing agreement entered into with Hallmark Cards in March 2003, the Company's results of operations for tax purposes became a part of the Hallmark Cards consolidated federal tax return as of and subsequent to March 2003. However, the Company continues to account for income taxes on a separate return basis. Accordingly, the Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized without regard to the Tax Sharing Agreement. All payments received from Hallmark Cards under the tax sharing agreement are recorded as increases in additional paid-in capital and amounts the Company owes Hallmark Cards for its share of the consolidated federal tax liability caused by the inclusion of the Company in the consolidated group are treated as a reduction to paid-in capital. Conversely, related payments made by the Company to Hallmark Cards are recorded as a reduction of additional paid-in capital but only to the extent of prior payments received.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

2. Summary of Significant Accounting Policies and Estimates (Continued)

Net Income (Loss) per Share

        Basic net income (loss) per share for each period is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for each period is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and common shares issuable upon conversion of the preferred stock. Approximately 341,000, 87,000 and 65,000 stock options for the years ended December 31, 2008, 2009 and 2010, respectively, and 71.2 million shares upon the conversion of the preferred stock for the year ended December 31, 2010, have been excluded from the determination of diluted net income or loss per share because the individual effect in each instance was antidilutive.

        Net income attributable to common stockholders reflects allocations in favor of preferred stockholders for (i) imputed preferred stock dividends for financial reporting purposes of $13.9 million and (ii) the potential participation in common stock dividends (equivalent to approximately 71.2 million shares of common stock) of $2.4 million.

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

        Five, five and four of our distributors each accounted for more than 10% of our subscriber revenue for the years ended December 31, 2008, 2009 and 2010, and together accounted for a total of 77%, 75% and 66% of subscriber revenue during the years ended December 31, 2008, 2009 and 2010, respectively. Three of our distributors each accounted for approximately 15% or more of our subscribers for the years ended December 31, 2008, 2009 and 2010, respectively, and together accounted for 61%, 61% and 60% of our Hallmark Channel subscribers during the years ended December 31, 2008, 2009 and 2010, respectively.

        Four and three of our programming content providers accounted for more than 10% of our total license fees payable as of December 31, 2009 and 2010, respectively, and together accounted for a total of 75% and 53% of the license fees payable, respectively.

Recently Issued Accounting Pronouncements

        In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (ASC Topic 605): Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

2. Summary of Significant Accounting Policies and Estimates (Continued)

estimated selling price if neither vendor-specific nor third-party evidence is available. The Company will be required to apply this guidance for fiscal years beginning on or after June 15, 2010, prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

3. Sale of Membership Interest in Crown Media Distribution, Residual and Participation Liability and Third Party Indemnity

        In December 2006, the Company sold its film library consisting of domestic rights and certain international ancillary rights to approximately 620 television movies, mini-series and series (the "Crown Library") to RHI Entertainment LLC ("RHI"). As a condition of the sale, the Company agreed to pay up to $22.5 million for residuals and profit participations related to RHI's domestic exploitation of the Crown Library for a ten-year period ending December 14, 2016. The Company estimated the fair value of this obligation to be approximately $10.6 million at December 15, 2006, assuming the maximum payout.

        In December 2009 the Company concluded that payments for residuals and participations under its liability to RHI would occur generally later than originally estimated in December 2006. Accordingly, the Company reduced the carrying amount of the liability by $682,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations. In July 2010, the Company received notification of pending requests for payments of approximately $8.0 million related to exploitation of the Crown Library through mid-2010. Accordingly, the Company increased the carrying amount of the liability by $155,000 and recognized a corresponding loss from sale of film assets in the second quarter of 2010. The Company has recently received requests for payments of an additional $2.0 million and expects to pay the total amount of approximately $10.0 million in March 2011. Notwithstanding the acceleration of payments ahead of the Company's prior expectations, in December 2010 management revised its estimated payment stream because of ongoing operating and financial difficulties being experienced by RHI, including reorganization in bankruptcy. As of December 31, 2010, management believes that fulfillment of its indemnification obligation will occur over a period longer than previously estimated. Accordingly, in the fourth quarter of 2010, the Company decreased the carrying amount of the liability by $874,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

3. Sale of Membership Interest in Crown Media Distribution, Residual and Participation Liability and Third Party Indemnity (Continued)

        Carrying amounts of this liability of $13.9 million and $14.2 million as of December 31, 2009 and 2010, respectively, are included in accrued liabilities on the accompanying consolidated balance sheets. The aggregate amount of payments that the Company will make under this obligation is dependent upon the relative success RHI achieves in exploiting these film assets. However, in no event will the aggregate cash payments under this obligation exceed $22.5 million. At December 31, 2010, the maximum future payout remaining under this agreement is $19.9 million. The timing of such payments is dependent upon not only the timing of RHI's exploitation of these film assets but RHI's administrative processes by which it will request payments from the Company. Accordingly, it is likely that, during the remaining term of this liability, the carrying amount will be adjusted as additional information becomes available to the Company.

        Also, included in accounts payable and accrued liabilities as of December 31, 2009 and 2010, is $364,000 and $411,000, respectively, for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015. The Company's actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer.

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

4. Program License Fees

        Program license fees are comprised of the following:

	As of December 31,
	2009	2010
	(In thousands)
Program license fees—other non-affiliates	$597,206	$552,869
Program license fees—Hallmark Cards affiliates	12,668	15,000

Program license fees, at cost	609,874	567,869
Accumulated amortization	(324,717)	(331,792)

Program license fees, net	$285,157	$236,077

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

4. Program License Fees (Continued)

        Programming costs included in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2009 and 2010, were $140.7 million, $127.5 million and $125.2 million, respectively.

        In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it. In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book values. The Company made no such changes in estimates during the years ended December 31, 2008 and 2009. During the year ended December 31, 2010, such changes in estimates resulted in additional amortization of program license fees of $227,000.

        At December 31, 2009 and 2010, $1.8 million and $4.1 million, respectively, of program license fees were included in prepaid and other assets on the accompanying consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the license period.

        License fees payable are comprised of the following:

	As of December 31,
	2009	2010
	(In thousands)
License fees payable—non-affiliates	$171,966	$126,375
License fees payable—Hallmark Cards affiliates	10,409	11,729

Total license fees payable	182,375	138,104
Less current maturities	(99,494)	(104,286)

Long-term license fees payable	$82,881	$33,818

5. Property and Equipment

        Property and equipment are comprised of the following:

	As of December 31,
			Depreciable Life (In years)
	2009	2010
	(In thousands)
Technical equipment and computers	$6,614	$7,505	3 - 5
Leased assets	17,363	17,611	3 - 15
Furniture, fixtures and equipment	652	679	5
Leasehold improvements	1,127	—	3 - 7
Construction-in-progress	—	368

Property and equipment, at cost	25,756	26,163
Accumulated depreciation	(12,580)	(13,462)

Property and equipment, net	$13,176	$12,701

        Depreciation expense related to property and equipment was $2.4 million, $2.6 million and $2.2 million, for the years ended December 31, 2008, 2009 and 2010, respectively.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

5. Property and Equipment (Continued)

        Software and other intangible assets of $507,000 and $515,000 as of December 31, 2009 and 2010, respectively, have been included in prepaid and other assets on the accompanying consolidated balance sheets.

6. Leases

        The Company leases uplink and transponder capacity and copiers under long-term lease agreements that are accounted for as capital leases. The capital lease liabilities are included as a component of both accounts payable and accrued liabilities and non-current accrued liabilities in the accompanying consolidated balance sheets. In addition, the Company leases uplink services and office facilities under operating leases that are generally non-cancelable. These leases expire at various dates through June 2019, and some contain escalation clauses and renewal options. Future minimum lease payments under the agreements at December 31, 2010, are as follows:

Years Ended December 31,	Capital Leases	Operating Leases(1)
(in thousands)
2011	$2,249	$5,018
2012	2,249	5,045
2013	2,219	4,882
2014	2,160	5,051
2015	2,160	2,993
Thereafter	8,550	632

Total minimum lease payments	19,587	$23,621

Less amount representing interest (at implicit rates of 9.375% and 3.910%)	(6,303)

Present value of net minimum lease payments	13,284
Less current maturities	(1,059)

Long term obligation	$12,225

(1)
Includes cancellable amounts related to parking spaces for our Los Angeles, California, office in the amounts of $119,000 for 2011 through 2014 and $89,000 for 2015.

        Rent expense under the operating leases was $3.0 million, $2.9 million and $3.2 million, respectively, for the years ended December 31, 2008, 2009 and 2010. Amortization of the uplink and transponder asset held under a capital lease is recorded as amortization of capital lease on the accompanying statements of operations.

        The Company accrues and recognizes rent expense on a straight line basis over the term of the lease, including rental holidays. The Company uses the initial lease term, including the free rent holiday period, to determine the lease term.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

6. Leases (Continued)

        The Company recognizes revenue for selling excess digital channel capacity on a leased transponder to third parties as Other Revenue. Revenue for the excess capacity was $126,000 in 2010 and will be $252,000 in 2011 through 2013 and $105,000 in 2014.

7. Credit Facility

        Amendment No. 16 to the credit facility, entered into on March 2, 2010, set the maximum amount that may be borrowed under the credit facility at $30.0 million (a reduction from $45.0 million) and extended the maturity date to August 31, 2010. In connection with the Recapitalization, the Company entered into Amendment No. 17 to the Company's amended credit agreement with JP Morgan Chase Bank, effective June 29, 2010. Amendment No. 17, among other things, extended the maturity date of the credit facility June 30, 2011.

        Amendment No. 17 terminated the Hallmark Cards Subordination and Support Agreement. The Hallmark Cards Facility Guarantee remains in place and an intercreditor agreement among HCC, JP Morgan Chase Bank and the Company was entered into which, among other things, defines the lien priorities and allowed for payments to HCC pursuant to the Recapitalization. The credit facility is guaranteed by Hallmark Cards and the Company's subsidiaries and is secured by all tangible and intangible assets of the Company and its subsidiaries. Interest under the credit facility is equal to the LIBOR Rate plus 2.25% in the case of a Eurodollar Loan and the Alternate Base Rate plus 1.25% in the case of an Alternate Base Rate Loan (with each named rate and loan as defined in Amendment No. 17). The Company's ability to borrow additional amounts under the credit facility is not limited or restricted.

        The credit facility, as amended, contains a number of affirmative and negative covenants. The Company was in compliance with these covenants as of December 31, 2010.

        At December 31, 2009, and 2010, the Company had outstanding borrowings of $1.0 million and $0, respectively, under the credit facility and there were no letters of credit outstanding. At December 31, 2009, all of the outstanding balance bore interest at the Eurodollar rate (2.49% weighted average rate at December 31, 2009). Interest expense on borrowings under the credit facility for each of the years ended December 31, 2008, 2009 and 2010, was $2.1 million, $350,000 and $4,000, respectively.

8. Related Party Obligations

Recapitalization

        For financial reporting purposes, the Recapitalization has been accounted for as a troubled debt restructuring in accordance with the guidance of ASC Topic 470-60 Debt—Troubled Debt Restructurings. Identification of the Recapitalization as a troubled debt restructuring involved both qualitative and quantitative aspects. Among the qualitative aspects considered were (i) the Company's expectations that it would have been unable to fulfill the debt service requirements associated with approximately $342.2 million of principal and interest payable to HCC on May 1, 2010 upon the expiration of the waiver agreement (which was extended to August 31, 2010 pursuant to the master recapitalization agreement), along with an additional $784.6 million of principal and interest that would have become immediately due pursuant to cross-default provisions, and (ii) the going concern opinion rendered by the Company's independent registered public accounting firm in connection with the financial

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

8. Related Party Obligations (Continued)

statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Quantitatively, Hallmark Cards is deemed to have granted a "concession" within the meaning of ASC 470-60. Prior to consummation of the Recapitalization, the weighted average interest rate of HCC debt was approximately 8.3%. After consideration of (x) the estimated fair values of Preferred Stock and Common Stock issued in the Recapitalization and (y) the debt service requirements of New Debt, the overall effective interest rate on the New Debt resulting from the Recapitalization is less than 1%.

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

        The Mergers of HEI and HEH involved non-substantive subsidiaries of Hallmark Cards. The Mergers were recorded at carry-over basis pursuant to the guidance of ASC Topic 805-50 Business Combinations—Related Issues. HEIC and HEH did not have assets other than their investment in the Company.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

8. Related Party Obligations (Continued)

        The following table summarizes the accounting for the Recapitalization:

		In thousands
Pre-Recapitalization
HCC Debt		$1,161,918
Deferred debt issuance costs		(475)
Transaction costs		(3,596)

		$1,157,847

Post-Recapitalization
New Debt		$432,140
Preferred stock, 185,000 shares, $0.01 par value, $1,000 liquidation preference		185,000
Common stock, $0.01 par value		2,549
Additional paid-in capital
Fair values of new preferred stock and common stock, less liquidation preference and par value, respectively	$541,754
Transaction costs related to new preferred stock and common stock	(2,547)	539,207

Transaction costs related to the New Debt included in selling, general and administrative expense		(1,049)

		$1,157,847

        See "Recapitalization of the Company" in Note 1 for information regarding the debt obligations owed to HCC immediately prior to the Recapitalization. See Note 11 for information related to an imputed discount that arose with the issuance of Preferred Stock and the related effect on the determination of net income (loss) per share.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

8. Related Party Obligations (Continued)

Related Party Long-Term Obligations

        The aggregate maturities of nominal related party long-term debt and future interest (assuming no utilization of the payment-in-kind options) for each of the five years subsequent to December 31, 2010, are as follows:

	Payments Due by Period
	Total	Less than 1 Year	2 Years	3 Years	4 Years	5 Years
	(In thousands)
Term A note, due December 31, 2013, interest payable quarterly to HCC at 9.5% per annum through December 31, 2011 and 12% thereafter(1)	$264,058	$27,565	$22,886	$213,607	$—	$—
Term B note, due December 31, 2013, interest payable quarterly to HCC at 11.5% per annum through December 31, 2011 and 14% thereafter	160,425	13,225	16,100	131,100	—	—

	$424,483	$40,790	$38,986	$344,707	$—	$—

(1)
The Company anticipates making a principal payment on the Term A note of approximately $9.3 million, which is the Company's estimated principal payment based on the excess cash flow provisions defined in the Credit Agreement.

        The nominal obligations noted in the table above differ from the obligations included in the accompanying balance sheet due to the treatment of the Term A and Term B notes under troubled debt restructuring accounting. The Company paid principal and interest of $16.3 million during the year ended December 31, 2010, on the Term A and Term B notes.

Senior Secured Note

        In August 2003, the Company issued a senior note to HCC for $400.0 million. Cash payments for interest were not required from inception through June 29, 2010. The principal amount of the senior secured note accreted at 10.25% per annum, compounding semi-annually, to June 29, 2010. At December 31, 2009, $758.8 million of principal and interest was included in the senior note payable in the accompanying consolidated balance sheet. The Company's obligations under this note, including $797.4 million of principal and accrued interest, were terminated in connection with the Recapitalization.

Notes and Interest Payable to HCC

        On December 14, 2001, the Company executed a $75.0 million promissory note with HCC. Interest was payable in cash, quarterly in arrears five days after the end of each calendar quarter. The rate of interest under this note was LIBOR plus 5% per annum (5.29% at December 31, 2009). At December 31, 2009, $108.6 million of principal, including interest previously added to principal, and $1.5 million of accrued interest were reported as notes and interest payable to HCC on the

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

8. Related Party Obligations (Continued)

accompanying consolidated balance sheet. During 2009 and 2010 the Company paid $6.3 million and $4.3 million, respectively, for interest. The Company's obligations under this note, including $108.6 million of principal, were terminated in connection with the Recapitalization.

        On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC. The rate of interest under this note was LIBOR plus 5% per annum (5.29% at December 31, 2009). At December 31, 2009, $170.1 million of principal, including interest previously added to principal, and $2.3 million of accrued interest were reported as notes and interest payable to HCC on the accompanying consolidated balance sheet. During 2009 and 2010 the Company paid $9.8 million and $6.8 million, respectively, for interest. The Company's obligations under this note, including $170.1 of principal, were terminated in connection with the Recapitalization.

        On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC. The rate of interest under this note was LIBOR plus 5% per annum (5.29% at December 31, 2009). At December 31, 2009, $62.0 million of principal, including interest previously added to principal, and $838,000 of accrued interest, were reported as notes and interest payable to HCC on the accompanying consolidated balance sheet. During 2009 and 2010 the Company paid $3.6 million and $2.5 million, respectively, for interest. The Company's obligations under this note, including $62.0 million of principal, were terminated in connection with the Recapitalization.

Hallmark Guarantee; Interest and Fee Reductions

        Hallmark Cards has unconditionally guaranteed the Company's obligations to JPMorgan Chase Bank under the credit facility. Payments, if any, under this guarantee will not reduce the Company's obligations under the credit facility but instead will convey to Hallmark Cards a subordinated participation interest in the Company's obligations under the credit facility. Hallmark Cards also has an option to purchase the lender's entire interest in the credit facility. Prior to April 2009, Hallmark Cards' credit support for the Company's bank credit facility consisted of supplying a letter of credit.

        The above mentioned credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards. On April 1, 2009, the interest rate and commitment fees under the renewed credit facility increased and the Company began paying Hallmark Cards a smaller reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%. Interest expense paid to HCC in connection with the JPMorgan Chase Bank credit facility was $1.1 million, $963,000, $1,000 for the years ended December 31, 2008, 2009 and 2010, respectively. Commitment fee expense for the years ended December 31, 2008, 2009 and 2010, was $91,000, $50,000 and $41,000, respectively.

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

For the Years Ended December 31, 2008, 2009 and 2010

8. Related Party Obligations (Continued)

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

9. Related Party Transactions

Tax Sharing Agreement

  Overview

        On March 11, 2003, the Company became a member of Hallmark Cards' consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the "tax sharing agreement"). Hallmark Cards includes the Company in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from subsequent tax losses and may benefit from future federal tax losses, which may be generated by the Company. Based on the original tax sharing agreement, Hallmark Cards agreed to pay the Company all of the benefits realized by Hallmark Cards as a result of including the Company in its consolidated income tax return. Also, taxable income recognized by the Company that is included in the Hallmark Cards consolidated tax return will result in a payment by the Company to Hallmark Cards.

        Through December 31, 2009, the benefit from losses generated have been paid 75% in cash on a quarterly basis with the balance applied as an offset against other amounts owed by the Company to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets. As a result of the Recapitalization, the tax agreement has been amended to provide that 100% of any such benefit will be deferred for application against future tax liabilities of the Company. Pursuant to the amendment to the tax sharing agreement in August 2003, the benefit that would otherwise result from interest accrued on the 10.25% senior secured note was not available to the Company until such interest is paid in cash. As a result of the Recapitalization, such interest accrued from January 1, 2010, through June 29, 2010, will be treated as a deduction under the amended tax sharing agreement.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

9. Related Party Transactions (Continued)

        The Company received $21.3 million under the tax sharing agreement during 2008, which was offset against the tax note. At December 31, 2009, the Company owed Hallmark Cards $8.5 million under the tax sharing agreement for 2009. The liability was satisfied on June 29, 2010, in connection with the Recapitalization. For the year ended December 31, 2010, the Company owed Hallmark Cards $12.9 million for tax as calculated pursuant to the amended tax sharing agreement and this amount was paid to Hallmark Cards in December 2010.

        Any payments received from Hallmark Cards or credited against amounts owed by the Company to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as additions to paid-in capital in the accompanying consolidated statements of stockholders' deficit. Any amounts owed or payments made to Hallmark Cards or to any member of the Hallmark Cards consolidated group under the tax sharing agreement have been recorded as reductions to paid-in capital.

        Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings. Consequently, Hallmark Entertainment Holdings and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Entertainment Holdings and the Company file consolidated, combined or unitary state tax returns. The Company makes tax-sharing payments to (or receives payments from) Hallmark Entertainment Holdings equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company's taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization. Hallmark Cards has agreed to waive the state tax liability associated with the cancellation of debt income in those states in which Hallmark Cards files a combined return. Accordingly, the Company has reduced the liability for the state taxes and credited paid-in capital for that amount. For the year ending December 31, 2010, it is estimated that the Company will owe Hallmark Cards approximately $800,000 with respect to the state tax sharing payment primarily related to changes in California tax law. This amount will be payable two days prior to the due date of the state tax returns in 2011.

Services Agreement with Hallmark Cards

        Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services. In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards' services were $541,000 for 2008, $455,000 for 2009 and $387,000 for 2010.

        At December 31, 2009, and 2010, non-interest bearing unpaid accrued service fees and unreimbursed expenses of $15.2 million and $648,000, respectively, were included in payable to affiliates on the accompanying consolidated balance sheets. The $15.2 million outstanding at December 31, 2009, was satisfied on June 29, 2010, in connection with the Recapitalization. For the years ended December 31, 2008, 2009 and 2010, out-of-pocket expenses and amounts paid to third parties on the Company's behalf by Hallmark Cards were $1.1 million, $420,000 and $302,000, respectively.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

9. Related Party Transactions (Continued)

"Hallmark Hall of Fame" Programming License Agreement

        In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, Inc. for the exclusive license of 58 "Hallmark Hall of Fame" movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability. The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various 10-year exhibition windows.

Trademark Agreement with Hallmark Cards

        Crown Media United States has a trademark license agreement with Hallmark Licensing, Inc. for use of the "Hallmark" mark for the Hallmark Channel and for the Hallmark Movie Channel. In June 2010, Hallmark Cards extended the trademark license agreements for the Hallmark Channel and the Hallmark Movie Channel to September 1, 2011. The Company is not required to pay any fees under the trademark license agreements.

        The Company has accounted for the agreement pursuant to the contractual terms of the arrangement, which is royalty free. Accordingly, no amounts have been reflected in the consolidated balance sheets or consolidated statements of operations and of the Company.

        Under the license agreement, we would be in default if we (i) fail to make any payment due under any loan agreement within five days of its due date or (ii) receive an opinion from our auditors that expresses their doubt with respect to our ability to continue as a going concern. The Company obtained a waiver for the trademark license agreement dated March 3, 2010, from Hallmark Cards related to its going concern opinion over its 2009 financial statements.

10. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

        Pursuant to a 1998 agreement among the Company and others then owning membership interests in Crown Media United States (the "Company Agreement"), VISN Management Corp. ("VISN," a wholly-owned subsidiary of National Interfaith Cable Coalition, Inc., "NICC") owned a $25.0 million mandatorily redeemable, preferred membership interest (the "preferred interest"). Until its December 2010 redemption, the preferred interest was reflected in the accompanying consolidated financial statements at its accreted fair value (which was established as of July 1, 2003 pursuant to ASC Topic 480 Distinguishing Liabilities from Equity).

        On January 2, 2008, the Company and NICC executed an agreement (the "Modification Agreement") to resolve mutual disputes related to a December 2005 agreement (the "December 2005 NICC Agreement"). As part of the Modification Agreement, we agreed to pay NICC $3.8 million in equal installments on each January 20 of 2008, 2009 and 2010. We also agreed to provide NICC a two-hour broadcast period granted each Sunday morning during the two year period ended December 31, 2009. We also agreed to pay NICC an estimated $3.7 million in yearly installments at the rate of 6% of the outstanding liquidation preference of the preferred interest. These costs and the related liability were recorded in December 2007 at a discounted amount of $8.2 million. At December 31, 2008, the Company recorded additional programming expense of approximately $744,000 to give effect to revisions of anticipated dates on which preferred interest redemptions would occur.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

10. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements (Continued)

        Subsequent to the execution of the Modification Agreement, NICC asserted that certain other provisions of the December 2005 NICC Agreement had not been resolved. In full settlement of NICC's assertion, the Company assigned its ownership interest in a Hallmark Channel original movie which was previously co-owned by NICC and the Company, subject to the Company retaining certain broadcast rights. Settlement expense of approximately $483,000 is included as a component of selling, general and administrative expense in the consolidated statement of operations for the year ended December 31, 2008. The Company also recognized a gain of approximately $101,000 in connection with the disposition of its film asset.

        In addition to paying VISN $25.0 million in 2010 for the redemption of the preferred interest, the Company paid NICC $6.4 million, $4.6 million and $2.8 million during the years ended December 31, 2008, 2009 and 2010, respectively, in connection with the provisions of the Company Agreement, the December 2005 NICC Agreement and the Modification Agreement. Such payments fulfilled the Company's obligations to NICC and VISN.

11. Stockholders' Equity

        The June 2010 Recapitalization caused changes to the Company's authorized shares of capital stock. The authorized number of shares of preferred stock was reduced from 10.0 million to 1.0 million. The authorized number of shares of Class A common stock was increased from 200.0 million shares to 500.0 million shares. All shares of Class B common were automatically reclassified to shares of Class A common stock. The authorized number of shares of Class B common stock was reduced from 120.0 million to zero.

        The Company has not paid any cash dividends on its common stock since inception and is prohibited from paying any cash dividends on its common stock so long as the Term A and Term B notes are outstanding. Commencing in the first quarter of 2011, holders of Preferred Stock are entitled to mandatory, cumulative quarterly dividends at the following annual rates: 14% during 2011 and 16%, (the perpetual rate) during 2012 and all periods thereafter. There was no Preferred Stock dividend entitlement during 2010. At the Company's option, it may pay Preferred Stock dividends in the form of additional shares of Preferred Stock for any dividend period occurring though December 31, 2014. If Preferred Stock dividends are paid only in cash, they would amount to approximately (i) $25.9 million in 2011 and (ii) approximately $29.6 million in 2012 and each year thereafter. The Preferred Stock will also participate with the Common Stock as to any declared dividends on an "as converted" basis.

        The Company has estimated that the absence of perpetual rate dividends during 2010 and 2011 resulted in an implicit discount of $17.4 million in the estimated fair value of Preferred Stock upon issuance at June 29, 2010. Such discount is being amortized through December 31, 2011. Amortization is reflected in the accompanying consolidated balance sheets as an increase in accumulated deficit and an increase in redeemable preferred stock. During the year ended December 31, 2010, amortization amounted to $14.0 million. The remaining $3.4 million will be amortized during 2011.

        Each share of Preferred Stock will become and remain convertible at the earlier of December 31, 2013, or upon a payment or refinancing of the debt at the option of the holder into a number of shares of Common Stock to be determined by dividing (i) its Original Issue Price plus accrued and unpaid cash dividends with respect to such share of Preferred Stock (ii) by the Preferred Conversion Price. The

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

11. Stockholders' Equity (Continued)

"Preferred Conversion Price" was $2.5969 as of the closing of the Recapitalization, which price is subject to adjustments for stock splits, combinations, dividends, mergers, recapitalizations and other corporate actions having a similar effect with respect to the Preferred Stock and other adjustments such as the sale of additional shares for a price less than the Preferred Conversion Price.

        If the Company generates net proceeds from a refinancing in excess of the aggregate outstanding principal and interest amounts of New Debt (the "Excess Refinancing Proceeds"), the holders of Preferred Stock may elect to apply such Excess Refinancing Proceeds to redeem (to the extent of funds legally available for such redemption) at the Redemption Price a number of the outstanding shares of Preferred Stock. The "Redemption Price" means a price per share equal to the Original Issue Price, plus an amount equal to any accrued but unpaid cash dividends with respect to such share, together with any other dividends declared but unpaid. If the Company receives any such requests, it must redeem on the twentieth day after delivery of the Excess Proceeds Notice, the number of outstanding shares of Preferred Stock set forth in all such notices received by the Company within fifteen days after delivery of the Excess Proceeds Notice. If the Excess Refinancing Proceeds are not sufficient to redeem all shares of Preferred Stock to be redeemed, the Company will redeem a pro rata portion of redeemable shares based on the holders' respective redemption requests.

        The Company may redeem the Preferred Stock at any time, upon 10-days written notice, at the Redemption Price.

        The Preferred Stock will vote together with the Common Stock as a single class, with the Preferred Stock voting on an "as converted" basis. Holders, as a separate class, are also required to approve certain specified actions that could negatively impact the holders of the Preferred Stock.

        In the event of any liquidation or winding up of the Company, the holders of the Preferred Stock will be entitled to receive, in preference to the holders of the Common Stock, an amount equal to the greater of (x) the Original Issue Price per share plus accrued but unpaid cash dividends thereon, or (y) that amount that would be received by such holders on an "as converted" basis had all Preferred Stock been converted into Common Stock immediately prior to such liquidation or winding up. A consolidation, merger or other form of acquisition of the Company or a sale of all or substantially all of its assets will be deemed to be a liquidation or winding up for purposes of the liquidation preference. The redeemable Preferred Stock has a liquidation preference of $185.0 million.

        The following table summarizes the issuance and transactions related to the redeemable Preferred Stock in 2010:

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock
	(In thousands)
Balance, December 31, 2009	—	$—
Issuance of redeemable preferred stock	185	185,000
Imputed preferred stock dividends from amortization of discount on preferred stock	—	13,934

Balance, December 31, 2010	185	$198,934

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

12. Income Taxes

        Hallmark Cards will include the Company's 2010 taxable income in its 2010 consolidated federal tax return. Hallmark Cards has used approximately $738.6 million of the Company's tax losses since entering into the tax sharing agreement. The Company has recorded a reduction in its deferred tax asset from net operating loss carryforwards of $61.1 million related to the taxable income generated during the year ended December 31, 2010. The Company has recorded a net deferred tax asset of $547.4 million related to the cumulative losses generated. The entire amount of the Company's net deferred tax assets have been offset with a valuation allowance. During 2010, the valuation allowance decreased by $54.7 million primarily related to the use of net operating loss carryforwards, a change in the effective tax rate, and the difference between the book and tax basis of the new HC Crown debt as a result of the recapitalization. The Company may ultimately reverse the valuation allowance and record a tax benefit if it is determined to be more likely than not that the Company could realize the tax benefit if it were treated as a stand-alone taxpayer.

        Historically, the Company has accounted for income taxes as if it were a separate taxpayer not included in the consolidated tax return of Hallmark Cards. Because of this, the provision and temporary differences, which are recorded as if the Company were a separate taxpayer may not exist on the consolidated tax return of Hallmark Cards. For tax purposes, the Recapitalization generated net cancellation of debt income which is estimated at approximately $147.0 million. Accordingly, the Company is expected to generate federal and state taxable income in 2010 for both regular tax and alternative minimum tax ("AMT") purposes. For regular tax purposes, this income will be fully offset by net operating loss carryforwards. However, for federal AMT purposes, loss carryforwards can be used against AMT income but are limited to 90% of that income. As a result, the Company has recorded an income tax expense of approximately $3.3 million for the estimated AMT in its consolidated statements of operations since the Company is not able to recognize an offsetting deferred tax benefit from the AMT credit carryforward because of its full valuation allowance on deferred tax assets.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

12. Income Taxes (Continued)

        For state income tax purposes the Company also has a tax expense on a separate company stand-alone basis. Effective October 2010, California has suspended the use of tax loss carryforwards for 2010 and 2011. Additionally, the state of New York has an alternative minimum tax which allows only 90% of the tax loss carryforwards. There will be a state tax sharing payment to Hallmark Cards in 2011.

        The stand-alone income taxes for the years ended December 31 are as follows:

	Years Ended December 31,
	2009	2010
	(In thousands)
Continuing operations	$—	$8,810

Income tax provision	$—	$8,810

	Current	Deferred	Total
	(In thousands)
2010:
Federal	$3,304	$—	$3,304
State and local	5,506	—	5,506

Total	$8,810	$—	$8,810

2009:
Federal	$—	$—	$—
State and local	—	—	—

Total	$—	$—	$—

        The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,
	2009	2010
	(In thousands)
Tax computed at 35%	$(8,204)	$11,512
State taxes, net	(874)	1,296
Other	554	(171)
Change in tax rate	—	22,055
Increase (decrease) in valuation allowance	8,524	(25,882)

Income tax provision	$—	$8,810

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

12. Income Taxes (Continued)

        The components of Crown Media Holdings' stand-alone deferred tax assets and liabilities are comprised of the following:

	Years Ended December 31,
	2009	2010
	(In thousands)
Deferred tax assets:
Bad debt reserve	$186	$52
Accrued compensation	1,656	1,898
Net operating loss	644,531	547,417
Depreciation	5,073	4,381
Sale of international business and film assets	6,072	5,529
Basis difference on HCC debt.	—	37,997
Audience deficiency unit reserve	6,970	8,944
Other	1,727	689
AMT credit	—	3,304
Valuation allowance	(664,912)	(610,211)

Total deferred tax assets	1,303	—
Deferred tax liabilities:
Program license fees	(485)	—
Other	(818)	—

Total deferred tax liabilities	(1,303)	—

Net deferred taxes	$—	$—

        As of December 31, 2010, the Company's stand-alone cumulative federal net operating losses were approximately $1.4 billion, which would expire in 2022 through 2029 under the carryforward provisions provided by the tax code. Of this amount, approximately $692 million is federal net operating losses that have not yet been utilized by Hallmark Cards in its consolidated returns and will begin to expire in 2020 through 2023. The Company has apportioned state net operating losses of approximately $800 million which expire in 2011 through 2031.

Accounting for Uncertainty in Income Taxes

        An evaluation process is required under applicable accounting standards for all tax positions taken. If the probability for sustaining a tax position is at least more likely than not, then the tax position is warranted and recognition should be at the highest amount which is greater than 50% likely of being realized upon ultimate settlement. At December 31, 2009 and 2010, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2009 and 2010, we have no accrued interest related to uncertain tax positions.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

12. Income Taxes (Continued)

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

        The Company has separate company nexus in Colorado and Georgia and has also been included in the combined state tax returns of Hallmark or HC Crown for California, Illinois, and New York. The state returns are generally subject to examination for years after 2005.

13. Fair Value

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2009 and 2010.

	December 31, 2009		December 31, 2010
	Carrying Amount	Significant Unobservable Inputs (Level 3) Fair Value	Carrying Amount	Significant Unobservable Inputs (Level 3) Fair Value
	(In thousands)
Senior secured note to HCC,
including accrued interest	$758,755	$641,635	$—	$—
Note and interest payable to HCC	110,062	93,074	—	—
Note and interest payable to HCC	62,845	53,144	—	—
Note and interest payable to HCC	172,407	145,795	—	—
Term A note and interest payable to HCC	—	—	261,433	199,361
Term B note and interest payable to HCC	—	—	156,262	119,528
Company obligated mandatorily redeemable
preferred interest	22,902	19,800	—	—

        ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the liability, such as inherent risk, transfer restrictions, and credit risk. Level 3 is defined as inputs that are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the liability.

        The carrying amounts shown in the table are included on the accompanying consolidated balance sheets under the indicated captions. The Company estimates the fair value of its debt to HCC on a quarterly basis.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

13. Fair Value (Continued)

        Accounts payable and receivable are carried at reasonable estimates of their fair values because of the short-term nature of these instruments. Interest rates on borrowings under the bank credit facility are for relatively short periods and variable. Therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates. The credit spread on the debt is fixed, but the market rate will fluctuate.

        Estimates of the fair value of certain of the Company's financial instruments are presented in the tables above. As a result of recent market conditions, the Company's debt obligations with HCC have limited or no observable market data available. Fair value measurements for these instruments are included in Level 3 of the fair value hierarchy of ASC Topic 820. These fair value measurements are based primarily upon the Company's own estimates and are often based on its current pricing policy, the current economic and competitive environment, the characteristics of the instrument, credit and interest rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in an immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

        The majority of the Company's debt has been transacted with HCC. Please see footnote 2 for additional fair value information regarding goodwill and footnote 8 for information regarding the redeemable preferred shares.

14. Share-Based Compensation

        Crown Media Holdings has one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the "Plan"). The Plan covers three types of share-based compensation: Stock Options, Restricted Stock Units ("RSU") and Share Appreciation Rights ("SAR").

Stock-Based Compensation

        The Company recorded $1.1 million and $324,000 of compensation expense associated with the employment and performance RSUs during the years ended December 31, 2008 and 2010, respectively, which has been included in selling, general and administrative expense on the accompanying consolidated statements of operations. The Company recorded $269,000 of compensation benefit associated with the employment and performance RSUs during the year ended December 31, 2009, which has been included in selling, general and administrative expense on the accompanying consolidated statements of operations. These awards are included as liabilities in accounts payable and accrued liabilities in the accompanying consolidated balance sheets due to the Company's history of settling these awards in cash.

        As of December 31, 2009 and 2010, there was no unrecognized compensation cost, related to non-vested stock options granted to the Company's employees. The closing price of a share of the Company's common stock was $1.45 on December 31, 2009 and $2.62 on December 31, 2010, which is used to calculate the year end RSU and SAR liabilities. As of December 31, 2009 and 2010, there was

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

14. Share-Based Compensation (Continued)

unrecognized compensation cost, related to non-vested RSUs granted to the Company's directors, in the amount of $190,000 and $375,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

General Stock Option Information

        Crown Media Holdings may grant options for up to 10.0 million shares under the Plan. The stock options expire 10 years from the date of grant and generally vest over service periods that range from date of grant to four years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

        There were no stock option grants in 2008, 2009 and 2010.

        A summary of the status of the Company's Stock Option Plan at December 31, 2009 and 2010, and changes during the years then ended is presented below:

	Shares (in thousands)	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2008	341		$11.60	2.51	$0.00
Options cancelled	(254)	$8.94 - 16.38	$10.81

Balance, December 31, 2009	87		$13.89	1.51	$0.00
Options cancelled	(22)	$12.50 - 16.38	$14.09

Balance, December 31, 2010	65		$13.82	0.82	$0.00

Exercisable	65		$13.82	0.82	$0.00

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

14. Share-Based Compensation (Continued)

        The following table shows the cash settlements for each of the following years ending December 31:

Settlement Amount (in thousands)
2008	$3,848
2009	1,499
2010	163

Total	$5,510

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

        Additionally, the Company granted 125,581 RSUs in August 2010 to members of its Board of Directors who were not employees of the Company or Hallmark Cards and its subsidiaries. These RSUs are part of the compensation of directors consisting of the annual grant of RSUs valued at $45,000.

Board of Directors RSUs	Units	Weighted- Average Remaining Contractual Term in Years
Nonvested Balance, December 31, 2008	88,667	2.02
Units issued	147,540
Units settled in cash	(44,215)

Nonvested Balance, December 31, 2009	191,992	2.35
Units issued	125,581
Units settled in cash	(76,255)

Nonvested Balance, December 31, 2010	241,318	2.08

Chief Executive Officer ("CEO") Share Appreciation Rights Agreement

        Under Share Appreciation Rights Agreement dated October 3, 2006, the Company agreed to grant stock appreciation rights ("SARs") to the then CEO upon occurrence of certain events. The then CEO terminated his employment in May 2009 and his SARs were forfeited at that time.

        Prior to the CEO's termination, the fair value of the CEO's SAR grant was estimated at each reporting date using a Monte Carlo Lattice option pricing model. Valuation of this SAR grant was

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

14. Share-Based Compensation (Continued)

based upon market and service conditions. The Company recorded $1.2 million and $247,000 in compensation benefit related to SARs for the years ended December 31, 2008 and 2009, respectively, on the Company's consolidated statement of operations as a component of selling, general and administrative expense.

15. Employee Benefits

Benefit Plans

        Crown Media Holdings adopted a 401(k) retirement plan for all of its United States employees effective January 1, 2002. All eligible employees not otherwise enrolled were automatically enrolled into the plan; thereafter, all eligible new hires and rehires will be automatically enrolled in the plan. Employees will have 90 days to terminate his or her participation in the plan and the plan will refund any contributions. Employees that qualify for participation can contribute up to 50% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after-tax salary, not to exceed 50% total of combined and pre-tax and after-tax contributions. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents. Crown Media Holdings contributed and expensed $409,000, $481,000 and $417,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

Deferred Compensation Plans

        The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $2.2 million and $1.6 million at December 31, 2009 and 2010, respectively, are included on the accompanying consolidated balance sheets among short and long-term accrued liabilities.

        The Company also sponsors a deferred compensation plan for its Board of Directors. Participants in this plan earn interest on their deferred compensation. Related liabilities of $355,000 and $375,000 at December 31, 2009 and 2010, respectively, are included on the accompanying consolidated balance sheets among short and long-term accrued liabilities.

Resignation Agreements

        The individual then serving as the Company's chief executive officer resigned May 31, 2009. Pursuant to the resignation agreement, in June 2009 the Company paid this individual $2.5 million, an amount representing the present value of the salary and bonus that otherwise would have been paid to him from June 1, 2009 through October 2, 2010, the scheduled expiration of his employment contract. The Company was also obligated to provide him office space, an assistant and payment of COBRA insurance benefits for periods that expire at various times through May 31, 2010. These expenses were recorded as selling, general and administrative expense on the accompanying consolidated statements of operations in 2009.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

15. Employee Benefits (Continued)

        The Executive Vice President of Programming resigned from his position effective May 31, 2009. The executive received continued payment of the regular installments of his salary through December 31, 2009 ($523,000) and received his salary through May 31, 2010, in one lump sum paid on January 15, 2010 ($347,000). He also received a payment of a pro-rated annual bonus of approximately $55,000, determined by the Company, for the 2009 calendar year for the period up to the resignation date. These expenses were recorded as other operating costs on the accompanying consolidated statements of operations in 2009.

Long Term Incentive Compensation Agreements

        In the second quarter of 2009, the Company granted Long Term Incentive Compensation Agreements ("LTI Agreements") to each vice president, senior vice president and executive vice president of the Company. The target award under each LTI Agreements is a percentage of the employee's base salary and range from $26,000 to $469,000. Of each award, 50% is an Employment Award and 50% is a Performance Award. The Employment Award will vest and be settled in cash on August 31, 2011, subject to earlier pro rata settlement as provided in the LTI Agreement. A portion of the Performance Award vested on December 31, 2010, and the remaining 50% will be settled on December 31, 2011, in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2010, death or disability. Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award. The Company's Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

        The Company did not achieve the 2-year EBITDA target but did obtain 91% achievement of the 2-year Cash Flow target at December 31, 2010. Therefore, the Company will settle the Cash Flow target during first quarter of 2011 in the amount of $157,000.

        In the first quarter of 2010, the Company granted LTI Agreements to each vice president, senior vice president and executive vice president of the Company. The target award under each LTI Agreements is a percentage of the employee's base salary and range from $25,000 to $536,000. Of each award, 50% is an Employment Award and 50% is a Performance Award. The Employment Award will vest on August 31, 2012, and be settled in cash within 30 days thereafter, subject to earlier pro rata settlement as provided in the LTI Agreement. The Performance Award will vest on December 31, 2012, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2012, but by no later than March 15, 2013. Vesting of the Performance Award will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2011, death or disability. Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award. The Company's Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

15. Employee Benefits (Continued)

        The Company recorded $540,000 and $1.3 million of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the years ended December 31, 2009 and 2010, related to these agreements. Additionally, the $540,000 and $1.9 million liability for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2009 and 2010.

Employee Terminations

        In August 2009, the Company terminated the employment of certain individuals. The Company recorded severance expense of approximately $1.2 million during 2009 as part of selling, general and administrative expenses.

16. Commitments and Contingencies

        In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

        An entity providing licensed programming is required to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both gross assets and liabilities of $146.7 million and $259.2 million as of December 31, 2009 and 2010, respectively, related to committed program license fees payable with airing windows which begin subsequent to period-end.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

16. Commitments and Contingencies (Continued)

        Contractual maturities of long-term obligations over the next five years are as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Term A note due to HCC(1)	$264,058	$27,565	$22,886	$213,607	$—	$—	$—
Term B note due to HCC(1)	160,425	13,225	16,100	131,100	—	—	—
Dividends on redeemable preferred stock(2)	85,100	25,900	29,600	29,600	—	—	—
Capital lease obligations(1)	19,587	2,249	2,249	2,219	2,160	2,160	8,550
Operating leases	23,621	5,018	5,045	4,882	5,051	2,993	632
License fees payable for current and future windows(3)(4)	397,257	134,014	106,705	78,927	44,406	17,236	15,969
Subscriber acquisition fees	604	604	—	—	—	—	—
Deferred compensation and interest	1,976	466	229	320	173	387	401
Other payables to buyer of international business	873	657	58	53	53	41	11
Other payables to buyer of film assets	19,888	10,000	—	—	4,944	—	4,944

Total Contractual Cash Obligations	$973,389	$219,698	$182,872	$460,708	$56,787	$22,817	$30,507

(1)
Includes future interest.

(2)
Based on assumed redemption date of December 31, 2013.

(3)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(4)
Contains airing windows that open subsequent to year end and, therefore, the liability is not included on the balance sheet as of December 31, 2010.

        The Company owes an amount on a quarterly basis under a program license agreement that is subject to fluctuation. The Company owed $3.3 million at December 31, 2010, under this agreement. The Company has the obligation to remit these quarterly payments through the 2011/2012 broadcast season.

Lawsuit

        On July 13, 2009, a lawsuit was brought in the Delaware Court of Chancery against each member of the Board of Directors of the Company, Hallmark Cards and its affiliates, as well as the Company as a nominal defendant, by a minority stockholder of the Company regarding the then proposed Recapitalization. The plaintiff is S. Muoio & Co. LLC which owned beneficially approximately 5.8% of the Company's Class A common stock at the time of the complaint, according to the complaint and filings with the SEC. The lawsuit claims to be a derivative action and a class action on behalf of the

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

16. Commitments and Contingencies (Continued)

plaintiff and other minority stockholders of the Company. The lawsuit alleges, among other things, that, the defendants have breached fiduciary duties owed to the Company and minority stockholders in connection with the Recapitalization transactions. The lawsuit includes allegations that the consummation of the Recapitalization transactions would result in an unfair amount of equity issued to the majority stockholders, thereby reducing the minority stockholders' equity and voting interests in the Company, and that the majority stockholders would be able to eliminate the minority stockholders through a short-form merger. The complaint requested the court enjoin the defendants from consummating the Recapitalization transactions and award plaintiff fees and expenses incurred in bringing the lawsuit.

        On July 22, 2009, a Stipulation Providing for Notice of Transaction (the "Stipulation") was filed with the Delaware Court of Chancery. The Stipulation provided that the Company could not consummate the transaction contemplated in the Recapitalization transactions until not less than seven weeks after providing the plaintiff with a notice of the terms of the proposed transaction, including copies of the final transaction agreements. If the plaintiff moved for preliminary injunctive relief with respect to any such transaction, the parties would establish a schedule with the Court of Chancery to resolve such motion during the seven week period. In addition, following the decision of the Court of Chancery, the Company would not consummate any transaction for a period of at least one week, during which time any party may seek an expedited appeal. The Stipulation further provided that the plaintiff would withdraw its motion for preliminary injunction filed on July 13, 2009 and that the action would be stayed until the earlier of providing the notice of a transaction or an announcement by the Company that it was no longer considering a transaction.

        By a letter of February 28, 2010, the plaintiff in this lawsuit informed the Special Committee of the Board of Directors, which considered and negotiated the Recapitalization, that the plaintiff objected to the proposed recapitalization on the terms set forth in the term sheet dated February 9, 2010. The plaintiff asserted, among other things, that the transactions contemplated by the term sheet would unfairly dilute the economic and voting interests of the Company's minority stockholders, that the transactions should be subject to a vote of the majority of the minority stockholders and that the proposed transactions remain inadequate. The plaintiff indicated that if the Company executed definitive documents for the Recapitalization, the plaintiff would pursue the litigation. The February 26, 2010 agreements executed by the Company for the Recapitalization materially followed the provisions in the earlier term sheet.

        Notice of the terms of the proposed Recapitalization, including copies of the executed definitive documents for the Recapitalization, was provided to the plaintiff on March 1, 2010. On March 11, 2010, the plaintiff filed an amended complaint raising similar allegations of breach of fiduciary duty against Hallmark Cards and the director defendants and seeking rescission of the Recapitalization rather than a preliminary injunction enjoining the consummation of the Recapitalization, or alternatively, an award of rescissory damages. If the Company is forced to rescind the Recapitalization, short-term debt would increase to the pre-capitalization amount of approximately $1.2 billion, plus accrued interest. A trial took place in September 2010 and the parties submitted post trial briefs to the court. A decision of the court is expected to be issued in the first or second quarter of 2011.

        From time to time, the Company, together with, in some instances, certain of its directors and officers is a defendant or codefendant in legal actions involving various claims incident to the conduct

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

16. Commitments and Contingencies (Continued)

of its business. It is not currently possible to predict the outcome of the proceeding discussed above. Legal fees incurred to defend the proceeding will be expensed as incurred. Approximately $2.1 million has been recorded in accounts receivable and approximately $434,000 in accounts payable and accrued liabilities on the accompanying balance sheet at December 31, 2010, related to amounts to be reimbursed by the insurance company.

Guarantee

        MAT Movies & Television Production GMBH & Co. Project IV KG ("MAT IV") asserted a claim against HEH under a continuing guaranty executed on or about June 24, 2002, for monies allegedly due in 2008 and 2009 under a distribution agreement between MAT IV and RHI. Hallmark Cards has assumed defense and the Company has been fully indemnified by Hallmark Cards for this claim. On August 12, 2010, HEH was served with a demand for arbitration. RHI filed for bankruptcy on December 10, 2010. The Company filed a protective proof of claim on January 19, 2011. A Settlement and Release Agreement has been executed by RHI, Hallmark Cards, the Company, and MAT IV and was approved by the bankruptcy court on February 17, 2011.

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

        Termination of one agreement for a standard definition version of the Channel also resulted in a change in the estimated life of a related deferred credit that arose in connection with the sale of our international business in 2005. After launch of the high definition service, recurring monthly expenses under the terminated agreement ceased. Accordingly, in the fourth quarter of 2009, we reduced the deferred credit by approximately $847,000 and recognized a gain on the sale of discontinued operations. Through December 31, 2010, the aggregate loss on sale of the international business is $983,000.

17. Segment Reporting

        During 2008, 2009 and 2010, channel operations comprise the Company's sole operating segment. The Company has evaluated performance and allocated resources based on the results of this segment. The key operating performance criteria used in this evaluation include revenue, loss from continuing operations and total assets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2009 and 2010

18. Quarterly Information (Unaudited)

        The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2009 and 2010.

	Quarters Ended
2009	March 31	June 30	September 30	December 31	Full Year
Total revenues	$70,952	$68,182	$62,819	$77,611	$279,564
Programming costs	(32,215)	(31,301)	(31,680)	(32,332)	(127,528)
Contract termination fees expense	—	—	—	(4,718)	(4,718)
Operating costs	(4,012)	(4,488)	(3,405)	(3,428)	(15,333)
Selling, marketing, general and administrative expenses	(17,339)	(12,037)	(13,042)	(13,149)	(55,567)
Gain on sale of film library	—	—	—	682	682

Income from operations	17,386	20,356	14,692	24,666	77,100
Interest expense	(24,837)	(25,678)	(24,884)	(25,140)	(100,539)
Gain on sale of discontinued operations	—	—	—	847	847

Net (loss) income	$(7,451)	$(5,322)	$(10,192)	$373	$(22,592)

Net (loss) income per share	$(0.07)	$(0.05)	$(0.10)	$—	$(0.22)

	Quarters Ended
2010	March 31	June 30	September 30	December 31	Full Year
Total revenues	$68,378	$65,709	$62,520	$90,665	$287,272
Programming costs	(29,157)	(30,214)	(31,246)	(34,632)	(125,249)
Contract termination fees expense	(103)	—	—	—	(103)
Operating costs	(2,594)	(2,713)	(3,092)	(3,427)	(11,826)
Selling, marketing, general and administrative expenses	(13,384)	(13,106)	(19,755)	(15,690)	(61,935)
Gain on sale of film library	—	(155)	—	874	719

Income from operations	23,140	19,521	8,427	37,790	88,878
Interest expense	(25,464)	(25,606)	(2,509)	(2,408)	(55,987)
Income tax expense	—	(2,897)	—	(5,913)	(8,810)
Gain on sale of discontinued operations	—	—	—	—	—

Net (loss) income	$(2,324)	$(8,982)	$5,918	$29,469	$24,081

Net (loss) income per share	$(0.02)	$(0.08)	$—	$0.05	$0.03

        See footnotes 3 and 16 above for discussions regarding non-routine quarterly activity.