Form 10-Q
period 2011-03-31
CROWN MEDIA HOLDINGS INC
filed 2011-05-05
CIK 1103837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 2, 2011, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

In this Form 10-Q the terms “Crown Media Holdings” or the “Company,” refer to Crown Media Holdings, Inc.  and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, including Crown Media United States, LLC (“Crown Media United States”). The term “Common Stock” refers to our Class A Common Stock and Class B Common Stock, unless the context requires otherwise. As part of the recapitalization transactions described below, each outstanding share of Class B Common Stock was reclassified as a share of Class A Common Stock and the Class B Common Stock was eliminated. The term “Preferred Stock” refers to our Series A Convertible Preferred Stock.

The name “Hallmark” and other product or service names are trademarks or registered trademarks of entities owned by Hallmark Cards, Incorporated (“Hallmark Cards”).

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,	As of March 31,
	2010	2011

ASSETS

Cash and cash equivalents	$30,565	$14,518
Accounts receivable, less allowance for doubtful accounts of $141 and $324, respectively	77,684	71,955
Program license fees	99,574	104,545
Deferred tax asset - net	—	3,300
Prepaid program license fees	4,099	16,205
Prepaid and other assets	2,367	1,974
Total current assets	214,289	212,497

Program license fees	136,503	155,906
Property and equipment, net	12,701	12,177
Goodwill	314,033	314,033
Deferred tax asset - net	—	40,900
Prepaid and other assets	1,008	1,460
Total assets	$678,534	$736,973

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(continued)

	As of December 31,	As of March 31,
	2010	2011

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$27,835	$27,243
Audience deficiency reserve liability	26,954	24,028
License fees payable	104,286	110,106
Payables to Hallmark Cards affiliates	1,005	7,311
Notes payable to HCC	38,174	30,952
Total current liabilities	198,254	199,640

Accrued liabilities	18,972	18,852
License fees payable	33,818	47,291
Notes payable to HCC	379,521	370,396
Total liabilities	630,565	636,179

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, $.01 par value; $1,000 liquidation preference; 1,000,000 shares authorized; 185,000 shares issued and outstanding as of December 31, 2010, and March 31, 2011, respectively	198,934	199,732

STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of December 31, 2010, and March 31, 2011, respectively	3,597	3,597
Paid-in capital	1,991,157	1,986,272
Accumulated deficit	(2,145,719)	(2,088,807)
Total stockholders’ deficit	(150,965)	(98,938)
Total liabilities and stockholders’ deficit	$678,534	$736,973

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2011
Revenue:
Subscriber fees	$16,994	$17,749
Advertising	51,246	55,604
Advertising by Hallmark Cards	64	130
Other revenue	74	112
Total revenue, net	68,378	73,595
Cost of Services:
Programming costs
Hallmark Cards affiliate	427	381
Non-affiliates	28,730	31,726
Other costs of services	2,697	2,952
Total cost of services	31,854	35,059
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	12,028	15,736
Marketing expense	973	350
Depreciation and amortization expense	383	385
Income from operations	23,140	22,065
Interest income	18	—
Interest expense	(25,482)	(1,795)
(Loss) income before income tax expense	(2,324)	20,270
Income tax benefit	—	43,827
Net (loss) income and comprehensive (loss) income	(2,324)	64,097
Income allocable to Preferred Stockholder	—	(16,594)
Net (loss) income attributable to common stockholders	$(2,324)	$47,503
Weighted average number of common shares outstanding, basic and diluted	104,788	359,676
Net (loss) income per common share, basic and diluted	$(0.02)	$0.13

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,324)	$64,097
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,441	30,358
Accretion on company obligated mandatorily redeemable preferred interest	572	—
Provision for allowance for doubtful accounts	26	172
Loss on sale of fixed asset	2	—
Income tax benefit	—	(43,827)
Stock-based compensation	76	40
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,751	5,557
Additions to program license fees	(16,902)	(53,760)
Increase in prepaid and other assets	(14,058)	(12,556)
Increase (decrease) in accounts payable, accrued and other liabilities	1,347	(3,179)
Increase (decrease) in interest payable	18,921	(62)
(Decrease) increase in license fees payable	(15,131)	21,841
Increase (decrease) in payables to affiliates	50	(1,499)
Net cash provided by operating activities	7,771	7,182
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(426)	(240)
Accretion on amounts payable to buyer of international business	29	—
Net cash used in investing activities	(397)	(240)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable to HCC	—	(16,347)
Principal payments on the credit facility	(1,000)	—
Dividends paid to Preferred Stockholder	—	(6,386)
Principal payments on capital lease obligations	(215)	(256)
Net cash used in financing activities	(1,215)	(22,989)
Net increase (decrease) in cash and cash equivalents	6,159	(16,047)
Cash and cash equivalents, beginning of period	10,456	30,565
Cash and cash equivalents, end of period	$16,615	$14,518

Supplemental disclosure of cash and non-cash activities:
Interest paid	$5,354	$1,258
Reduction of additional paid-in capital for obligation under tax sharing agreement	$4,699	$4,885

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2011

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its wholly-owned subsidiary, Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television channels (collectively the “Channels” or the “channels”) dedicated to high quality, entertainment programming for adults and families, in the United States. At June 29, 2010, following the recapitalization of the Company as described below, the significant investor in the Company was H C Crown, LLC (“HCC”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”).

The Company’s continuing operations are currently organized into one operating segment, the channels.

Liquidity

As of March 31, 2011, the Company had $14.5 million in cash and cash equivalents on hand.  Also available to the Company was the full $30.0 million bank credit facility which expires June 30, 2011.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and, prior to a series of recapitalization transactions consummated June 29, 2010 (the “Recapitalization”), forbearance by Hallmark Cards and its affiliates.

The Company’s management anticipates that the principal uses of cash during the twelve month period ending March 31, 2012, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, residuals and participations of $10.5 million, and principal and interest of approximately $30.0 million to $35.0 million.  Subject to the legal availability of funds and approval by the Company’s board of directors, the Company may also pay approximately $26.8 million for cash dividends on Preferred Stock through March 31, 2012; at the option of the Company’s board of directors, such dividends may be paid in the form of additional shares of Preferred Stock. The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through June 30, 2011, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through March 31, 2012.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Crown Media Holdings and its wholly-

owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in accordance with generally accepted accounting principles requires the consideration of events or transactions that occur after the balance sheet date but before the financial statements are issued. Depending on the nature of the subsequent event, financial statement recognition or disclosure of the subsequent event is required.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the collectibility of accounts receivable, the valuation of goodwill, intangible assets, and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation of income taxes and valuation allowance, among others. A significant non-recurring use of estimates occurred in the course of recording the Company’s June 2010 troubled debt restructuring which required that the Company estimate the fair values of preferred stock and common stock issued in the Recapitalization.

All of the estimates that are employed are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $26,000 and $172,000 for the three months ended March 31, 2010 and 2011, respectively.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 820, Fair Value Measurements and Disclosures, provides guidance which defines fair value, establishes a framework for measuring fair value and specifies disclosures about fair value measurements. We determine fair value as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company does not have balance sheet items carried at fair value on a recurring basis. Significant balance sheet items which are subject to non-recurring fair value measurements consist of impairment valuations of goodwill and property and equipment. In the course of recording the Company’s June 2010 troubled debt restructuring, the Company estimated the fair values of its preferred and common stock issued in the Recapitalization.  The standard did not have a significant impact on the determination of fair value related to non-financial assets and non-financial liabilities in 2011.

Net Income (Loss) per Share

Basic net income (loss) per share for each period is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for each period is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive.  Potential common shares consist of incremental common shares issuable upon the exercise of stock options and common shares issuable upon conversion of the preferred stock.  Approximately 86,000 and 40,000 stock options for the three months ended March 31, 2010 and 2011, respectively, and 71.2 million shares upon the conversion of the preferred stock for the three months ended March 31, 2011, have been excluded from the determination of diluted net income or loss per share because the individual effect in each instance was antidilutive.

Net income attributable to common stockholders reflects allocations in favor of preferred stockholders for (i) imputed preferred stock dividends for financial reporting purposes of $799,000, (ii) cumulative preferred stock dividends of $6.4 million and (iii) the potential participation in common stock dividends (equivalent to approximately 71.2 million shares of common stock) of $9.4 million.

Concentration of Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of accounting losses.

Five and four of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended March 31, 2010 and 2011, and together accounted for a total of 73% and 74% of consolidated subscriber revenue during the three months ended March 31, 2010 and 2011, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended March 31, 2010 and 2011, respectively, and together accounted for 60% and 61% of our subscribers during the three months ended March 31, 2010 and 2011, respectively.

Four and five of our programming content providers each accounted for more than 10% of our total license fee programming for both the three months ended March 31, 2010 and 2011, and together accounted for a total of 74% and 62% of the consolidated programming liability, respectively.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (ASC Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The adoption of this guidance on January 1, 2011, did not have a material impact on our consolidated financial statements.

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

On January 1, 2011, the Company adopted changes issued by the FASB regarding the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. Based on the most recent impairment review of the Company’s goodwill (November 2010), the adoption of these changes had no impact on our consolidated financial statements.

3. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of March 31,
	2010	2011
	(In thousands)
Program license fees — non-affiliates	$552,869	$589,661
Program license fees — Hallmark Cards affiliates	15,000	15,200
Program license fees, at cost	567,869	604,861
Accumulated amortization	(331,792)	(344,410)
Program license fees, net	$236,077	$260,451

At December 31, 2010, and March 31, 2011, $4.1 million and $16.2 million, respectively, of program license fees were included in prepaid and other assets on the accompanying condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

License fees payable are comprised of the following:

	As of December 31,	As of March 31,
	2010	2011
	(In thousands)
License fees payable — non-affiliates	$126,375	$145,846
License fees payable — Hallmark Cards affiliates	11,729	11,551
Total license fees payable	138,104	157,397
Less current maturities	(104,286)	(110,106)
Long-term license fees payable	$33,818	$47,291

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  During the three months ended March 31, 2010, such changes in estimates resulted in additional amortization of program license fees of $227,000; the Company made no such changes in estimates during the three months ended March 31, 2011.

Under certain license agreements with RHI Entertainment Distribution, LLC (“RHIED”) the Company is obligated to pay $5.3 million through December 1, 2013.  In connection with its reorganization in bankruptcy, RHIED assigned its right to receive these license payments to Hallmark Cards.  During the three months ended March 31, 2011 the Company reclassified $2.5 million from license fees payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards.  Therefore, at March 31, 2011, the payable to Hallmark Cards affiliates includes $1.2 million related to this assignment.  The remaining $2.8 million relates to license periods that have not commenced as of March 31, 2011; accordingly, such amount is not reflected in the accompanying condensed consolidated balance sheet.  See Commitments and Contingencies below.

4. Credit Facility

In connection with the Recapitalization, the Company entered into Amendment No. 17 to the Company’s amended credit agreement with JP Morgan Chase Bank, effective June 29, 2010.  Amendment No. 17, among other things, extended the maturity date of the credit facility June 30, 2011.

Amendment No. 17 terminated the Hallmark Cards Subordination and Support Agreement.  The Hallmark Cards Facility Guarantee remains in place. A related intercreditor agreement among HCC, JP Morgan Chase Bank and the

Company, among other things, defines the lien priorities and allows for payments to HCC pursuant to the Recapitalization.  The credit facility is guaranteed by Hallmark Cards and the Company’s subsidiaries and is secured by all tangible and intangible assets of the Company and its subsidiaries. Interest under the credit facility is equal to the LIBOR Rate plus 2.25% in the case of a Eurodollar Loan and the Alternate Base Rate plus 1.25% in the case of an Alternate Base Rate Loan (with each named rate and loan as defined in Amendment No. 17).  The Company’s ability to borrow additional amounts under the credit facility is not otherwise limited or restricted.

The credit facility, as amended, contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of March 31, 2011.

At December 31, 2010, and March 31, 2011, the Company did not have outstanding borrowings under the credit facility and there were no letters of credit outstanding. Interest expense on borrowings under the credit facility for each of the three months ended March 31, 2010 and 2011, was $4,000 and $0, respectively.

5. Related Party Long-Term Obligations

Related Party Long-Term Obligations

The aggregate maturities of nominal related party long-term debt and future interest (assuming no utilization of the payment-in-kind options) for each of the five years subsequent to March 31, 2011, are as follows:

	Payments Due by Period
	Total	Less than 1 Year	2 Years	3 Years	4 Years	5 Years
	(In thousands)
Term A note, due December 31, 2013, interest payable quarterly to HCC at 9.5% per annum through December 31, 2011 and 12% thereafter	$250,144	$19,341	$22,839	$207,964	$—	$—
Term B note, due December 31, 2013, interest payable quarterly to HCC at 11.5% per annum through December 31, 2011 and 14% thereafter	157,164	13,967	16,067	127,130	—	—
	$407,308	$33,308	$38,906	$335,094	$—	$—

The Company paid principal of $16.3 million and interest of $828,000 during the three months ended March 31, 2011, on the Term A and Term B notes.

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

Notes and Interest Payable to HCC

On December 14, 2001, the Company executed a $75.0 million promissory note with HCC.  Interest was payable in cash, quarterly in arrears five days after the end of each calendar quarter. During 2010 the Company paid $4.3 million for interest.  The Company’s obligations under this note, including $108.6 million of principal, were terminated in connection with the Recapitalization.

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC.  During 2010 the Company paid

$6.8 million for interest.  The Company’s obligations under this note, including $170.1 of principal, were terminated in connection with the Recapitalization.

On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC. During 2010 the Company paid $2.5 million for interest.   The Company’s obligations under this note, including $62.0 million of principal, were terminated in connection with the Recapitalization.

Hallmark Guarantee; Interest and Fee Reductions

Hallmark Cards has unconditionally guaranteed the Company’s obligations to JPMorgan Chase Bank under the credit facility.  Payments, if any, under this guarantee will not reduce the Company’s obligations under the credit facility but instead will convey to Hallmark Cards a subordinated participation interest in the Company’s obligations under the credit facility.  Hallmark Cards also has an option to purchase the lender’s entire interest in the credit facility.

The above mentioned credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards.  The Company pays Hallmark Cards a reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%, respectively. Interest expense paid to HCC in connection with the JPMorgan Chase Bank credit facility was $1,000 and $0 for the three months ended March 31, 2010 and 2011, respectively. Commitment fee expense for three months ended March 31, 2010 and 2011, was $15,000 and $9,000, respectively.

6. Related Party Transactions

Tax Sharing Agreement

On March 11, 2003, the Company became a member of Hallmark Cards’ consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “tax sharing agreement”). Hallmark Cards includes the Company in its consolidated federal income tax return.  Accordingly, Hallmark Cards has benefited from subsequent tax losses and may benefit from future federal tax losses, which may be generated by the Company.  Based on the original tax sharing agreement, Hallmark Cards agreed to pay the Company all of the benefits realized by Hallmark Cards as a result of including the Company in its consolidated income tax return. Also, taxable income recognized by the Company that is included in the Hallmark Cards consolidated tax return will result in a payment by the Company to Hallmark Cards.

On a quarterly basis through December 31, 2009, Hallmark Cards paid the Company cash for 75% of the estimated benefit from losses with the balance applied as an offset against other amounts owed by the Company to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets.  As part of the Recapitalization, the tax agreement was amended to provide that 100% of any such benefit will be deferred for application against future tax liabilities of the Company.  Pursuant to the August 2003 amendment to the tax sharing agreement, the benefit that would otherwise have resulted from interest accrued on the 10.25% senior secured note was not available to the Company until such interest was paid in cash. As a result of the Recapitalization, such interest accrued from January 1, 2010, through June 29, 2010, will be treated as a deduction under the amended tax sharing agreement.

At December 31, 2009, the Company owed Hallmark Cards $8.5 million under the tax sharing agreement for 2009. The liability was satisfied on June 29, 2010, in connection with the Recapitalization. For the year ended December 31, 2010, the Company owed Hallmark Cards $12.9 million for tax as calculated pursuant to the amended tax sharing agreement and this amount was paid to Hallmark Cards in December 2010. The Company owes Hallmark Cards $5.1 million under the federal tax sharing agreement for the first quarter of 2011 which was paid in April 2011.

Any payments received from Hallmark Cards or credited against amounts owed by the Company to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as additions to paid-in capital in the accompanying consolidated statements of stockholders’ deficit. Any amounts owed or payments made to Hallmark Cards or to any member of the Hallmark Cards consolidated group under the tax sharing agreement in excess of current tax expense have been recorded as reductions to paid-in capital.

Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings. Consequently, Hallmark Entertainment Holdings and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Entertainment Holdings and the Company file consolidated, combined or unitary state tax returns.  The Company makes tax-sharing payments to (or receives payments from) Hallmark Entertainment Holdings equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company’s taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.   Hallmark Cards has agreed to waive the state tax liability associated with the cancellation of debt income in those states in which Hallmark Cards files a combined return.  Accordingly, the Company has reduced the liability for the state taxes and credited paid-in capital for that amount.  As of March 31, 2011, it is estimated that the Company will owe Hallmark Cards approximately $900,000 with respect to the state tax sharing payment.  This amount will be payable two days prior to the due date of the state tax returns.

Release of Valuation Allowance

The Company had established a deferred tax asset of $610.2 million as of December 31, 2010, and had recorded a full valuation allowance against it.  Based on its recent earnings history, the Company is no longer in a cumulative loss position for the thirty-six months ended March 31, 2011.  After evaluating positive and negative evidence available as of the reporting date, the Company has determined that it is more likely than not that it will utilize a portion of its tax loss carry forwards, as if separate returns were filed. Consistent with ASC 740, the following sources of taxable income may be available under the tax law to realize a portion or all of a tax benefit for deductible temporary differences and carry forwards:

•                  Future reversals of existing taxable temporary differences

•                  Taxable income in prior carry back year(s) if carry back is permitted under the tax law

•                  Tax planning strategies

•                  Future taxable income exclusive of reversing temporary differences and carry forwards

During the current period, the Company has released a portion of its valuation allowance and has recognized an unreserved deferred tax asset of approximately $44.2 million on its balance sheet as of March 31, 2011.  This also results in a non-cash reduction in income tax expense.

The Company will continue to evaluate the available positive and negative evidence available in subsequent periods and adjust its remaining valuation allowance to an amount it determines to be more likely than not to be realized.

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards’ services were $387,000 for 2010 and are $448,000 for 2011.

At December 31, 2010, and March 31, 2011, the Company’s payables to Hallmark Cards affiliates on the accompanying condensed consolidated balance sheets were $1.0 million and $7.3 million, respectively. The December 31, 2010, balance was comprised of $757,000 of state taxes due in December 2010 under the tax sharing agreement and $248,000 of non-interest bearing unpaid accrued service fees and unreimbursed expenses.  The March 31, 2011, balance was comprised of $5.1 million of federal taxes due in April 2011 and $877,000 of state taxes due in December 2011 under the tax sharing agreement, $1.2 million of assigned license payments, and $46,000 of non-interest bearing unpaid accrued service fees and unreimbursed expenses. The $15.2 million outstanding at December 31, 2009, was satisfied on June 29, 2010, in connection with the Recapitalization. For the three months ended March 31, 2010 and 2011, out-of-pocket expenses and amounts paid to third parties on the Company’s behalf by Hallmark Cards were $50,000 and amounts reimbursed to Hallmark Cards were $202,000, respectively.

7. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

Pursuant to a 1998 agreement among the Company and others then owning membership interests in Crown Media United States (the “Company Agreement”), VISN Management Corp. (“VISN,” a wholly-owned subsidiary of National Interfaith Cable Coalition, Inc., “NICC”) owned a $25.0 million mandatorily redeemable, preferred membership interest (the “preferred interest”). Until its December 2010 redemption, the preferred interest was reflected in the accompanying consolidated financial statements at its accreted fair value (which was established as of July 1, 2003 pursuant to ASC Topic 480 Distinguishing Liabilities from Equity).

On January 2, 2008, the Company and NICC executed an agreement (the “Modification Agreement”) to resolve mutual disputes related to a December 2005 agreement (the “December 2005 NICC Agreement”).  As part of the Modification Agreement, we agreed to pay NICC $3.8 million in equal installments on each January 20 of 2008, 2009 and 2010.  We also agreed to provide NICC a two-hour broadcast period granted each Sunday morning during the two year period ended December 31, 2009, and to pay NICC an estimated $3.7 million in yearly installments at the rate of 6% of the outstanding liquidation preference of the preferred interest.

In addition to paying VISN $25.0 million in 2010 for the redemption of the preferred interest, the Company paid NICC $2.8 million and $0 during the three months ended March 31, 2010 and 2011, respectively, in connection with the provisions of the Company Agreement, the December 2005 NICC Agreement and the Modification Agreement.  Such payments fulfilled the Company’s obligations to NICC and VISN.

8. Share-Based Compensation and Long Term Incentive Plan

Share-Based Compensation

The Company recorded $76,000  and $40,000 of compensation expense associated with the Employment and Performance RSUs during the three months ended March 31, 2010 and 2011, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

As of December 31, 2010, and March 31, 2011, there was no unrecognized compensation cost, related to non-vested stock options granted to the Company’s employees. The closing price of a share of the Company’s common stock was $2.62 on December 31, 2010, and $2.32 on March 31, 2011, which is used to calculate the RSU liability. As of December 31, 2010, and March 31, 2011, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company’s employees, in the amount of $375,000 and $264,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

The Company issued cash settlements related to the RSUs of $0 during both the three months ended March 31, 2010 and 2011, respectively.

Long Term Incentive Plan

In the second quarter of 2009, the Company granted Long Term Incentive Compensation Agreements (“LTI Agreements”) to each vice president, senior vice president and executive vice president of the Company.  The target award under each LTI Agreements is a percentage of the employee’s base salary and range from $26,000 to $469,000.  Of each grant, 50% is an Employment Award (as defined under the LTI Agreements) and 50% is a

Performance Award (as defined under the LTI Agreements).  The Employment Award will vest and be settled in cash on August 31, 2011, subject to earlier pro rata settlement as provided in the LTI Agreement.  A portion of the Performance Award vested on December 31, 2010, and was subsequently settled in the first quarter of 2011, and the remaining 50% may vest and be settled on December 31, 2011, in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2010, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

The Company did not achieve the 2-year EBITDA target but did obtain 91% achievement of the 2-year Cash Flow target at December 31, 2010.  Therefore, the Company settled the Cash Flow target during first quarter of 2011 in the amount of $157,000.

In the first quarter of 2010, the Company granted LTI Agreements to each vice president, senior vice president and executive vice president of the Company.  The target award under each LTI Agreements is a percentage of the employee’s base salary and range from $25,000 to $536,000.  Of each grant, 50% is an Employment Award and 50% is a Performance Award.  The Employment Award will vest on August 31, 2012, and be settled in cash within 30 days thereafter, subject to earlier pro rata settlement as provided in the LTI Agreement.  The Performance Award will vest on December 31, 2012, if the performance criteria are achieved, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2012, but by no later than March 15, 2013. Vesting of the Performance Award will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2011, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

In recognition of these agreements, the accompanying condensed consolidated statements of operations include $428,000 and $364,000 among selling, general and administrative expense for the three months ended March 31, 2010 and 2011, respectively. Additionally, the $1.9 million and $2.0 million liability for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2010 and March 31, 2011, respectively.

9. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s notes payable to HCC and redeemable preferred stock at December 31, 2010 and March 31, 2011.

	December 31, 2010		March 31, 2011
	Carrying	Significant Unobservable Inputs (Level 3) Fair	Carrying	Significant Unobservable Inputs (Level 3) Fair
	Amount	Value	Amount	Value
	(In thousands)

Term A note and interest payable to HCC	$261,433	$199,361	$247,961	$192,249
Term B note and interest payable to HCC	156,262	119,528	153,387	119,934
Redeemable Preferred Stock	198,934	229,433	199,732	258,652

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Estimates of the fair value of certain of the Company’s financial instruments are presented in the table above. As a result of recent market conditions, the Company’s debt obligations with HCC have limited or no observable market data available. Fair value measurements for these instruments are included in Level 3 of the fair value hierarchy of ASC Topic 820. These fair value measurements are based primarily upon the Company’s own estimates and are often based on its current pricing policy, the current economic and competitive environment, the characteristics of the instrument, credit and interest rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in an immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

The carrying amounts shown in the table are included on the accompanying consolidated balance sheets under the indicated captions. The Company estimates the fair value of its debt to HCC on a quarterly basis. The majority of the Company’s debt has been transacted with HCC.

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

10. Commitments and Contingencies

Lawsuit

From time to time, the Company and/or various officers and directors may be named as defendants in legal actions involving various claims incident to the conduct of its business.  Whenever the Company concludes that an adverse outcome in any such action is probable and a loss amount can reasonably be estimated, the Company records such loss amount.  Related legal costs, net of anticipated insurance reimbursements, are expensed as incurred.

As previously disclosed, a lawsuit was brought in July, 2009 in the Delaware Court of Chancery against the Company’s Board of Directors, Hallmark Cards, Incorporated and its affiliates, as well as the Company as a nominal defendant, by S. Muoio & Co. LLC (“Muoio”), a minority stockholder of the Company, regarding a recapitalization proposal which the Company received from Hallmark Cards in May 2009. The lawsuit alleged, among other things, that the recapitalization was for an unfair price and undervalued the Company. The complaint requested the court enjoin the defendants from consummating the recapitalization transactions and award plaintiff fees and expenses incurred in bringing the lawsuit. Following the execution by the Company of the Recapitalization agreements, on March 11, 2010, the plaintiff filed an amended complaint raising similar allegations and seeking rescission of the Recapitalization.  The Recapitalization was consummated on June 29, 2010.

A trial took place in September 2010.  On March 9, 2011, the Delaware Court of Chancery concluded that the process and the price of the Recapitalization were entirely fair and entered a final judgment order in favor of the defendants on all claims and dismissed the lawsuit with prejudice.  On April 7, 2011, Muoio filed notice of appeal.  Muoio’s initial brief is due May 23, 2011, after which the Company and the other appellees have 30 days to respond.  Notwithstanding the favorable trial court ruling, at this time the Company cannot predict the eventual outcome of the appeal process.

Approximately $2.1 million has been recorded in accounts receivable and approximately $434,000 in accounts payable and accrued liabilities on the accompanying balance sheet at December 31, 2010, related to litigation costs to be reimbursed by the insurance company.  Approximately $3.2 million has been recorded in accounts receivable and approximately $304,000 in accounts payable and accrued liabilities on the accompanying balance sheet at March 31, 2011, related to amounts to be reimbursed by the insurance company.

Guarantee

As discussed further under Program License Fees, RHIED assigned to Hallmark Cards its right to receive $5.3 million in program license fees from the Company.  The assignment relates to a 2002 guarantee issued by Hallmark Entertainment Holdings, Inc. (“HEH”) to an unaffiliated movie production company on behalf of RHIED.  At that time, HEH was a wholly-owned subsidiary of Hallmark Cards and an intermediate parent of the Company.  Also at that time, RHIED was a wholly-owned subsidiary of HEH; it ceased to be affiliated with Hallmark Cards in January 2006.  As part of the Recapitalization, HEH was merged with the Company.  In August 2010 the unaffiliated production company made demand of the Company for payment of amounts owed by RHIED.  Hallmark Cards subsequently assumed defense of the claim and fully indemnified the Company.  On December 10, 2010, RHIED filed for reorganization in bankruptcy.  Pursuant to a settlement and release agreement among the unaffiliated production company, RHIED, Hallmark Cards and the Company, the Company’s obligation under the guarantee was extinguished.  The settlement and release agreement was approved by the bankruptcy court on February 17, 2011 and became final and non-appealable on March 3, 2011.

Indemnifications of Third Parties for Residuals and Participations Liabilities

In December 2006, the Company sold its film library consisting of domestic rights and certain international ancillary rights to approximately 620 television movies, mini-series and series (the “Crown Library”) to RHI Entertainment LLC, an affiliate of RHIED (“RHI”).  As a condition of the sale, the Company agreed to pay up to $22.5 million for residuals and profit participations related to RHI’s domestic exploitation of the Crown Library for a ten-year period ending December 14, 2016. The Company estimated the fair value of this obligation to be approximately $10.6 million at December 15, 2006, assuming the maximum payout.  From time-to-time the Company reviews its estimate of the timing and amount of the otherwise unscheduled payments.  At March 31, 2011, the Company has estimated the accreted and adjusted accrued liability to be $14.7 million.  Along with RHIED, RHI filed for reorganization in bankruptcy in December 2010.  Pursuant to RHI’s court-approved plan of reorganization, the Company is obligated to make the following payments on behalf of RHI to certain creditors of RHI: $2.5 million on May 1, 2011; and approximately $8.0 million on July 5, 2011.  The remainder of the estimated liability is classified as other than current.

In April 2005 the Company sold its international business including the international rights to its film library.  As a condition of the sale, the Company agreed to pay an otherwise unlimited amount for residuals and participations related to the purchaser’s exploitation of the film assets for a ten-year period ending April 25, 2015.  The Company estimated the fair value of this obligation to be approximately $4.5 million at April 26, 2005.  From time-to-time the Company reviews its estimate of the timing and amount of the otherwise unscheduled payments.  At March 31, 2011, the Company has estimated the accreted and adjusted accrued liability to be $423,000, $277,000 of which is classified as current.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Description of Business and Overview

Current Business

We own and operate pay television channels (the “Channels”) in the United States of America. Our Channels, broadcast in both standard and high definition, offer high quality, adult and family-oriented programming.

According to Nielsen Media Research (“Nielsen”), the Hallmark Channel had 87.4 million subscribers at both March 31, 2011, and December 31, 2010, making it the 38th most widely distributed advertising-supported cable channel in the United States at each date. For the first quarter of 2011, the Hallmark Channel finished as the 30th highest rated advertising-supported cable channel for total day household ratings and the 29th highest rated advertising-supported cable channel in prime time as measured by Nielsen. Programming on the Hallmark Channel consists primarily of lifestyle shows, series and original movies.

We launched our second 24-hour linear channel, the Hallmark Movie Channel, during the first quarter of 2005.  Programming on the Hallmark Movie Channel consists primarily of movies and mini-series. In the second quarter of 2010, Nielsen began reporting ratings information for the Hallmark Movie Channel, after which we began selling Hallmark Movie Channel inventory to advertisers based on audience guarantees. This has increased and will continue to increase our ability to grow revenue from that channel. At March 31, 2011, Nielsen reported that the Hallmark Movie Channel was distributed to over 40.3 million subscribers.

Current Challenges

The Company faces numerous operating challenges. Among them are increasing viewership ratings, maintaining and increasing advertising revenue, maintaining and expanding the distribution of the Channels, broadening viewership demographics to meet our target audience, and controlling costs and expenses.

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals.  Ratings for the Hallmark Channel declined from 22nd in total day viewership and 21st for prime time during the first quarter of 2010 to 30th in total day viewership and 29th for prime time during the first quarter of 2011. Our ratings for the Hallmark Movie Channel were 42nd in total day viewership and 36th for prime time during the first quarter of 2011.  Prior to the second quarter of 2010, the Hallmark Movie Channel had not been the subject of ratings measurement by Nielsen Media Research. We believe our ratings are affected by our ability to (i) acquire and produce series and movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate the Hallmark Channel’s highest ratings. In the past, the Company has typically incurred additional marketing and promotional expenses surrounding original productions and certain acquired movies to drive higher ratings. Certain acquired series delivered historically strong ratings, but recently they have been part of the decline experienced in viewer ratings. In order to reverse the recent decline in ratings, we plan to continue or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

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

Advertising Revenue

The overall improvement in the economy during first quarter of 2011 had a favorable impact on cable advertising rates, including the rates for our inventory.  Our first quarter of 2011 scatter market inventory was sold at rates 15% above rates in the 2010 scatter market and 73% above the rates for 2011 inventory sold in the upfront.  Additionally, direct response rates were down by 35% compared to that inventory sold in the same period of 2010, the addition of overnight and early morning reducing the 2011 average.   Although our CPMs in 2011 were higher than in 2010, our delivery of our key demographic, women 25-54, was substantially lower than prior periods.  Our demographic delivery in 2011 was lower than in 2010.  This lower demographic delivery offsets some of the gains in our CPMs.

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

Following the upfront period, sales of our general rate, direct response and paid-programming inventory are made closer to the timing of the actual advertisement. Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. In prior years, cancellations of upfront contracts were unusual. The first quarter 2011 options that were exercised represent 14% of the first quarter 2011 upfront dollars.

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

We renewed our agreement with National Cable Television Cooperative (“NCTC”), on December 7, 2010. The NCTC distribution agreement covers approximately 13% of our total Hallmark Channel and 8% of our Hallmark Movie Channel subscribers.

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

A distribution agreement with Cox ended on December 31, 2010.  Our Channels continue to be distributed by Cox under the terms of the expired agreement through four extensions to that agreement that expired on April 30, 2011, while renewal negotiations continue.  The Cox distribution agreement covers approximately 5% of our subscribers for the Hallmark Channel and 2% of our subscribers for the Hallmark Movie Channel.

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

We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54.  However, the average median age of a viewer of the Hallmark Channel was 59.2 in 2010, and, in December 2010, the total day average median age of viewers of the Hallmark Channel and Hallmark Movie Channel was 57 and 63, respectively. For the first quarter of 2011, the average median viewing age was 59.4 for the Hallmark channel and 64.2 for the Hallmark Movie Channel. In order to achieve our revenue goals, we need to draw in our target audience.  Broadcasts of The Martha Stewart Show and other Martha Stewart Living productions on the Hallmark Channel, which commenced in September 2010, are key parts of our efforts to attract our target audience over time.

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

Advertising

Historically, revenue from advertising aired on our channels has contributed more than 75% of our total annual revenue.  We earn advertising revenue in the form of spot or general rate advertising, direct response advertising and paid-programming (i.e., “infomercials”).  Spot advertisements and direct response advertisements are generally 30 seconds long and are aired during or between licensed program content.  Spot advertisements are priced at a rate per thousand viewers and almost always bear the Company’s commitment to deliver a specified number of viewers.  Our revenue from direct response advertising varies in proportion to the direct sales achieved by the advertiser.  It is sold without ratings or product sales commitments.  Paid-programming is sold at fixed rates for 30 minute blocks of time, typically airing in the early morning hours.  It requires no licensed program content.  Our advertising revenue is affected by the mix of these forms of advertising. Beginning in the fourth quarter of 2010, we implemented program schedules that rely upon content that is supported by general rate and direct response advertising, effectively eliminating paid-programming as a source of revenue.

Our rates for spot advertisements are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership. Revenue is recorded net of estimated delivery shortfalls (audience deficiency units or “ADUs”), which are usually settled by providing the advertiser additional advertising time. The remainder of the revenue is recognized as the “make-good” advertising time is delivered in satisfaction of ADUs. Revenue from direct response advertising depends largely upon actions of viewers.

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

Cost of Services

Our cost of services consists primarily of the amortization of program license fees, the cost of signal distribution, and the cost of promotional segments that are aired between programs.

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

For further information regarding our critical accounting policies, judgments and estimates, please see Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report and “Critical Accounting Policies, Judgments and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2010.

Effects of Transactions with Related and Certain Other Parties

In 2010 and in prior years, we entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, trademark licenses, program licenses, an administrative services agreement, a tax sharing agreement and the Recapitalization (described below), including the loans under the Credit Agreement, a registration rights agreement and a stockholders agreement. A summary of the terms and financial impact of these transactions is described  in Item 1 “Business — Recent Developments — Recapitalization” in the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2010.

On June 29, 2010 the Company consummated a series of recapitalization transactions (the “Recapitalization”) pursuant to a Master Recapitalization Agreement dated February 26, 2010, by and among the Company, Hallmark Cards, H C Crown, LLC (“HCC”), a subsidiary of Hallmark Cards, and related entities.

Among other things, the Recapitalization included the following:

•                                          Exchange of approximately $1.162 billion of debt (the “HCC Debt”) for new debt, Preferred Stock and Common Stock;

•                                          Mergers of two intermediate holding companies, Hallmark Entertainment Investments Co. and Hallmark Entertainment Holdings, Inc., with and  into the Company; and

•                                          Reclassification of shares of Class B Common Stock into shares of Class A Common Stock, elimination of the Class B Common Stock and an increase of the authorized shares of Class A Common Stock to 500,000,000 shares and decrease of the authorized Preferred Stock to 1,000,000 shares.

The following were issued in exchange for HCC Debt:

•                                          $315.0 million principal amount of new debt issued pursuant to the terms of the credit agreement between the Company and HCC (the “Credit Agreement”) in two tranches:  (i) the $200.0 million Term A Loan bearing interest at 9.5% per annum through December 31, 2011, and 12% thereafter and (ii) the $115.0 million Term B Loan bearing interest at 11.5% through December 31, 2011, and 14.0% thereafter;

•                                          185,000 shares of the Company’s Series A Convertible Preferred Stock, $0.01 par value; and

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three months ended March 31, 2010 and 2011, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percentage Change
	Three Months Ended March 31,		2011 vs.
	2010	2011	2010
Revenue:
Subscriber fees	$16,994	$17,749	4%
Advertising	51,310	55,734	9%
Sublicense fees and other revenue	74	112	51%
Total revenue	68,378	73,595	8%
Cost of Services:
Programming costs	29,157	32,107	10%
Operating costs	2,697	2,952	9%
Total cost of services	31,854	35,059	10%
Selling, general and administrative expense	12,411	16,121	30%
Marketing expense	973	350	-64%
Income before interest and income tax expense	23,140	22,065	-5%
Interest expense	(25,464)	(1,795)	-93%
(Loss) income before income tax expense	(2,324)	20,270
Income tax benefit	—	43,827	100%
Net (loss) income	$(2,324)	$64,097

Other Data:
Net cash provided by operating activities	$7,771	$7,182	-8%
Net cash used in investing activities	$(397)	$(240)	-40%
Net cash used in financing activities	$(1,215)	$(22,989)	1792%
Hallmark Channel day household ratings (1)(3)	0.501	0.420	-16%
Hallmark Channel primetime household ratings (2)(3)	0.814	0.694	-15%
Hallmark Movie Channel day household ratings (1)(3)	N/A	0.254
Hallmark Movie Channel primetime household ratings (2)(3)	N/A	0.476
Hallmark Channel subscribers at period end	89,102	87,384	-2%
Hallmark Movie Channel subscribers at period end	33,183	40,311	21%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period January 1 through March 31.

Results of Operations

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2011

Revenue.  Our revenue from continuing operations, comprised primarily of subscriber and advertising fees, increased $5.2 million or 8% in 2011 over 2010. Our subscriber fee revenue increased $755,000 or 4% due to rate increases under certain distribution agreements, net of a loss in the number of subscribers.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $526,000 and $298,000 for 2010 and 2011, respectively.

The $4.4 million or 9% increase in advertising revenue is primarily due to higher advertising rates offset in part by declines in viewer ratings across demographic categories for 2011 compared to 2010. Audience deficiency unit revenue increased $7.2 million from contra-revenue of $4.3 million for 2010, to revenue of $2.9 million for the same period in 2011, leading to a corresponding increase in revenue recognized by the Company.  Advertising revenue during the most recent quarter also reflects the benefit of selling ratings-based advertising on the Hallmark Movie Channel commencing in the second quarter of 2010.  Advertising revenue from the Hallmark Movie Channel was $3.7 million and $7.3 million for the three months ended March 31, 2010 and 2011, respectively.

For the three months ended March 31, 2011, Nielsen ranked the Hallmark Channel 30th in total day viewership with a 0.420 household rating and 29th in primetime with a 0.694 household rating among the 86 cable channels in the United States market. For the three months ended March 31, 2011, Nielsen ranked the Hallmark Movie Channel 42nd in total day viewership with a 0.254 household rating and 36th in primetime with a 0.476 household rating among the 86 cable channels in the United States market.

Cost of services. Cost of services as a percent of revenue increased to 48% in 2011 as compared to 47% in 2010. This increase results primarily from the effects of the 10% increase in programming costs, discussed below, and offset in part by the 9% increase in advertising revenue discussed above.

Programming costs increased $3.0 million or 10% from 2010 due to additional expense incurred in conjunction with the purchase of new programming during the first quarter of 2011.

Operating costs for 2011 increased $255,000 over 2010 due in part to the $146,000 increase in bad debt expense. The Company’s bad debt expense was $26,000 for 2010, as compared to $172,000 for 2011.  This is due to amounts not being paid in a timely manner by a few of our advertising customers.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $3.7 million over 2010 due to a $2.5 million increase in investment banking fees, a $353,000 increase in music rights expense due to a settlement reached with a vendor, and research expense increased $550,000 due to ratings information being provided for the Hallmark Movie Channel during the three months ended March 31, 2011, but not for the same period in 2010.

Marketing expense.  Our marketing expense decreased 64% in first quarter of 2011 versus the first quarter of 2010. The company did not have a significant marketing promotion in the first quarter of 2010 or 2011.

Interest expense.  Interest expense decreased $23.7 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due to the Recapitalization and the treatment of this transaction under troubled debt restructuring accounting.

Income tax benefit. During the current period, the Company has released a portion of its valuation allowance and has recognized an unreserved deferred tax asset of approximately $44.2 million on its balance sheet as of March 31, 2011.  This also results in a non-cash reduction in income tax expense.

Liquidity and Capital Resources

Cash provided by operating activities was $7.8 million and $7.2 million for the three months ended March 31, 2010 and 2011, respectively. The Company had net income of $64.1 million for the three months ended March 31, 2011, as compared to a net loss of $2.3 million for the three months ended March 31, 2010. Our depreciation and amortization expense for the three months ended March 31, 2011, remained constant at $30.4 million while our income tax benefit increased to $43.8 million for the three months ended March 31, 2011. The Company made programming payments of $43.4 million and $45.0 million during the three months ended March 31, 2010 and 2011, respectively.

Cash used in investing activities was $397,000 and $240,000 during the three months ended March 31, 2010 and 2011, respectively. During the three months ended March 31, 2010 and 2011, we purchased property and equipment of $426,000 and $240,000, respectively.

Cash used in financing activities was $1.2 million and $23.0 million for the three months ended March 31, 2010 and 2011, respectively. The Company made principal payments on its Term A and Term B loans of $16.3 million for the three months ended March 31, 2011. The Company made a dividend payment of $6.4 million to the Preferred Stockholder during the three months ended March 31, 2011.

In December 2010, the Company paid Hallmark Cards $12.9 million under the federal tax sharing agreement, marking the first time that the Company has remitted cash under the agreement since it became a member of the consolidated federal tax reporting group in March 2003.  In June 2010, $8.5 million owed by the Company under the tax sharing agreement comprised a portion of HCC Debt that was subject to the Recapitalization. The Company may also have to make cash payments to Hallmark Cards during 2011 under the tax sharing agreement.

The Company’s management anticipates that the principal uses of cash during the twelve month period ending March 31, 2012, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, residuals and participations of $10.5 million, and principal and interest of approximately $30.0 million to $35.0 million.  Subject to the legal availability of funds and approval by the Company’s board of directors, the Company may also pay approximately $26.8 million for cash dividends on Preferred Stock through March 31, 2012; at the option of the Company’s board of directors, such dividends may be paid in the form of additional shares of Preferred Stock. The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility through June 30, 2011, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through March 31, 2012.

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

Among the factors that could cause actual results to differ materially are those discussed in this Report below and in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and this Report. Such Risk Factors include, but are not limited to, the following:  competition for distribution of channels, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our channels; our ability to address our liquidity needs; and our substantial indebtedness affecting our financial condition and results.

Available Information

We will make available free of charge through our website, www.hallmarkchannel.com, the 2010 Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2011, the decline of the fair value of the fixed income portfolio would not be material.

As of March 31, 2011, our cash, cash equivalents and short-term investments had a fair value of $14.5 million and were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three months ended March 31, 2011, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of March 31, 2011, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding a lawsuit concerning the Company’s Recapitalization, please see Note 10 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Item 1A.  Risk Factors

For information regarding our risk factors, please our Annual Report on Form 10-K for the year ended December 31, 2010.

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

10.1*	Employment Agreement, dated February 28, 2011, by and between Crown Media Holdings, Inc. and Andrew Rooke.
10.2

Intercompany Services Extension Agreement, dated as of January 1, 2011, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 3, 2011, and incorporated hereby in reference).

10.3

Letter regarding the Credit Agreement dated February 15, 2011, between Crown Media Holdings, Inc. and HC Crown Corp. (previously filed as Exhibit 10.90 to our Annual Report on Form 10-K filed on March 3, 2011, and incorporated hereby in reference).

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	May 5, 2011

William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	May 5, 2011
Andrew Rooke