Form 10-Q
period 2011-06-30
CROWN MEDIA HOLDINGS INC
filed 2011-08-04
CIK 1103837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

if Changed Since Last Report.)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 1, 2011, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,	As of June 30,
	2010	2011

ASSETS

Cash and cash equivalents	$30,565	$7,074
Accounts receivable, less allowance for doubtful accounts of $141 and $446, respectively	77,684	68,996
Program license fees	99,574	102,340
Deferred tax asset - net	—	3,300
Prepaid program license fees	4,099	15,628
Prepaid and other assets	2,367	2,370
Total current assets	214,289	199,708

Program license fees	136,503	158,351
Property and equipment, net	12,701	11,803
Goodwill	314,033	314,033
Deferred tax asset - net	—	40,900
Prepaid and other assets	1,008	3,090
Total assets	$678,534	$727,885

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(continued)

	As of December 31,	As of June 30,
	2010	2011

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Accounts payable and accrued liabilities	$27,835	$20,631
Audience deficiency reserve liability	26,954	21,101
License fees payable	104,286	114,678
Payables to Hallmark Cards affiliates	1,005	7,679
Notes payable to HCC	38,174	2,100
Total current liabilities	198,254	166,189

Accrued liabilities	18,972	19,436
License fees payable	33,818	39,242
Notes payable to HCC	379,521	392,037
Total liabilities	630,565	616,904

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, $.01 par value; $1,000 liquidation preference; 1,000,000 shares authorized; 185,000 shares issued and outstanding as of December 31, 2010, and June 30, 2011, respectively	198,934	200,571

STOCKHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of December 31, 2010, and June 30, 2011, respectively	3,597	3,597
Paid-in capital	1,991,157	1,981,182
Accumulated deficit	(2,145,719)	(2,074,369)
Total stockholders’ deficit	(150,965)	(89,590)
Total liabilities and stockholders’ deficit	$678,534	$727,885

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue:
Subscriber fees	$15,872	$18,132	$32,866	$35,881
Advertising	49,682	57,686	100,928	113,290
Advertising by Hallmark Cards	144	228	208	358
Other revenue	11	104	85	216
Total revenue, net	65,709	76,150	134,087	149,745
Cost of Services:
Programming costs
Hallmark Cards affiliates	410	405	837	786
Non-affiliates	29,804	35,860	58,534	67,586
Contract termination	—	—	103	—
Other costs of services	2,713	2,941	5,307	5,893
Total cost of services	32,927	39,206	64,781	74,265
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	12,259	12,535	24,287	28,271
Marketing expense	464	543	1,437	893
Depreciation and amortization expense	383	367	766	752
Loss on sale of film assets	155	—	155	—
Income from operations before interest and income tax expense	19,521	23,499	42,661	45,564
Interest income	32	—	50	—
Interest expense	(25,638)	(1,535)	(51,120)	(3,330)
(Loss) income from operations before income tax (expense) benefit	(6,085)	21,964	(8,409)	42,234
Income tax (expense) benefit	(2,897)	(419)	(2,897)	43,408
(Loss) income before discontinued operations	(8,982)	21,545	(11,306)	85,642
Gain from sale of discontinued operations, net of tax	—	189	—	189
Net (loss) income and comprehensive (loss) income	(8,982)	21,734	(11,306)	85,831
Income allocable to Preferred Shareholder	—	(9,683)	—	(26,277)
Net (loss) income and comprehensive (loss) income to common shareholders	$(8,982)	$12,051	$(11,306)	$59,554

Weighted average number of common shares outstanding, basic and diluted	110,452	359,676	107,620	359,676
(Loss) income per common share before discontinued operations, basic and diluted	$(0.08)	$0.03	$(0.11)	$0.17
Gain per common share from discontinued operations, basic and diluted	—	—	—	—
Net (loss) income per common share, basic and diluted	$(0.08)	$0.03	$(0.11)	$0.17

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,306)	$85,831
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on sale of film assets	155	—
Gain on sale of discontinued operations	—	(189)
Depreciation and amortization	61,962	64,898
Accretion on company obligated mandatorily redeemable preferred interest	1,144	—
Provision for allowance for doubtful accounts	32	301
Loss on sale of fixed asset	2	—
Debt issuance costs	1,044	—
Income tax expense (benefit)	2,897	(43,408)
Stock-based compensation	109	46
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,255	8,388
Additions to program license fees	(27,819)	(87,584)
Increase in prepaid and other assets	(12,308)	(14,396)
Increase (decrease) in accounts payable, accrued and other liabilities	8,966	(11,425)
Increase (decrease) in interest payable	33,797	(50)
Increase (decrease) in license fees payable	(33,196)	18,363
Increase (decrease) in payables to affiliates	54	(6,645)
Net cash provided by operating activities	28,788	14,130
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(600)	(607)
Payments to buyer of international business	(512)	(94)
Net cash used in investing activities	(1,112)	(701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Funding of restricted cash account	(15,007)	—
Principal payments on the credit facility	(1,000)	—
Payment on notes payable to HCC	(67)	(23,559)
Dividends paid to Preferred Stockholder	—	(12,843)
Payments for debt issuance costs under the troubled debt restructuring	(3,431)	—
Principal payments on capital lease obligations	(435)	(518)
Net cash used in financing activities	(19,940)	(36,920)
Net increase (decrease) in cash and cash equivalents	7,736	(23,491)
Cash and cash equivalents, beginning of period	10,456	30,565
Cash and cash equivalents, end of period	$18,192	$7,074

Supplemental disclosure of cash and non-cash activities:
Interest paid	$14,764	$2,187
Reduction of additional paid-in capital for obligation under tax sharing agreement	$1,540	$9,975
Non-cash activities related to the troubled debt restructuring:
Elimination of deferred debt issuance costs related to old notes payable to HCC	$475	$—
Satisfaction of payable to Hallmark Cards affiliates	(23,798)	—
Issuance of new notes payable to HCC	432,140	—
Satisfaction of old notes payable to HCC	(340,697)	—
Satisfaction of senior secured note payable to HCC, including accrued interest	(797,423)	—
Issuance of redeemable preferred stock	185,000	—
Issuance of common stock	2,549	—
Additional paid-in capital from issuance of redeemable preferred and common common stock	541,754	—

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2010 and 2011

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its wholly-owned subsidiary, Crown Media United States owns and operates pay television channels (collectively the “Channels” or the “channels”) dedicated to high quality, entertainment programming for adults and families, in the United States. As of  June 29, 2010, following the recapitalization of the Company as described below, the significant investor in the Company is H C Crown, LLC (“HCC”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”).

The Company’s continuing operations are currently organized into one operating segment, the channels.

Liquidity

As of June 30, 2011, the Company had $7.1 million in cash and cash equivalents on hand.  Also available to the Company through July 14, 2011, was the full $30.0 million bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and, prior to a series of recapitalization transactions consummated June 29, 2010 (the “Recapitalization”), forbearance by Hallmark Cards and its affiliates.

On July 14, 2011 the Company used the concurrent proceeds from a new $210.0 million senior secured term loan (the “Term Loan”) and $300.0 million of senior unsecured notes (the “Notes”) to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock (collectively, the “2011 Refinancing”).  All of these instruments are described further below.  In particular, see Subsequent Events for descriptions of the $210.0 million Term Loan, the $300.0 million Notes, the new $30.0 million senior secured revolving credit facility and the Registration Rights Agreement.

The Company’s management anticipates that the principal uses of cash during the twelve month period ending June 30, 2012 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, residuals and participations of $8.0 million, interest and mandatory principal payments under the credit facility of $25.0 million to $30.0 million, and additional principal payments made from excess cash flows as defined, and due, under the credit facility.  The Company also paid approximately $1.0 million for cash dividends on Preferred Stock through July 14, 2011. The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through June 30, 2012.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $6,000 and $129,000 for the three months ended June 30, 2010 and 2011, respectively. The Company’s bad debt expense was $32,000 and $301,000 for the six months ended June 30, 2010 and 2011, respectively.

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

Net income attributable to common stockholders for the three and six months ended June 30, 2011, respectively, reflects allocations in favor of preferred stockholders for (i) imputed preferred stock dividends for financial reporting purposes of $839,000 and $1.6 million, (ii) cumulative preferred stock dividends of $6.4 million and $12.8 million, and (iii) the potential participation in common stock dividends (equivalent to approximately 71.2 million shares of common stock) of $2.4 million and $11.8 million. Such considerations were not applicable to the three and six months ended June 30, 2010.  Approximately 39,000 and 50,000 stock options for the three and six months ended June 30, 2011, respectively, and approximately 73,000 and 80,000 stock options for the three and six months ended June 30, 2010, respectively, have been excluded from the determination of diluted net income or loss per share because the individual effect in each instance was antidilutive.

Concentration of Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of accounting losses.

Four and five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for  the three months ended June 30, 2010 and 2011, respectively, and together accounted for a total of 63% and 83% of consolidated subscriber revenue during the three months ended June 30, 2010 and 2011, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for both the three months ended June 30, 2010 and 2011, respectively, and together accounted for 60% of our subscribers during both the three months ended June 30, 2010 and 2011, respectively.

Four of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the six months ended June 30, 2010 and 2011, respectively, and together accounted for a total of 64% and 74% of consolidated subscriber revenue during the six months ended June 30, 2010 and 2011, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for both the six months ended June 30, 2010 and 2011, respectively, and together accounted for 60% of our subscribers during both the six months ended June 30, 2010 and 2011, respectively.

Four and three of our programming content providers each accounted for more than 10% of our total license fees payable for both the six months ended June 30, 2010 and 2011, and together accounted for a total of 71% and 57% of the consolidated programming liability, respectively.

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

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for the Company in 2012 and will be applied retrospectively. This amendment will not change the manner in which the Company presents comprehensive income.

3. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of June 30,
	2010	2011
	(In thousands)
Program license fees — non-affiliates	$552,869	$605,295
Program license fees — Hallmark Cards affiliates	15,000	15,400
Program license fees, at cost	567,869	620,695
Accumulated amortization	(331,792)	(360,004)
Program license fees, net	$236,077	$260,691

License fees payable are comprised of the following:

	As of December 31,	As of June 30,
	2010	2011
	(In thousands)
License fees payable — non-affiliates	$126,375	$142,552
License fees payable — Hallmark Cards affiliates	11,729	11,368
Total license fees payable	138,104	153,920
Less current maturities	(104,286)	(114,678)
Long-term license fees payable	$33,818	$39,242

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  During the three and six months ended June 30, 2010, such changes in estimates resulted in additional amortization of program license fees of $0 and $227,000, respectively.  During the three and six months ended June 30, 2011, such changes in estimates resulted in additional amortization of program license fees of $600,000.

Under certain license agreements with RHI Entertainment Distribution, LLC (“RHIED”) the Company is obligated to pay $5.3 million through December 1, 2013.  In connection with its reorganization in bankruptcy, RHIED assigned its right to receive these license payments to Hallmark Cards.  During the six months ended June 30, 2011, the Company reclassified $2.5 million from license fees payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards.  Therefore, at June 30, 2011, the payable to Hallmark Cards affiliates includes $1.2 million related to this assignment.  The remaining $2.8 million relates to license periods that have not commenced as of June 30, 2011; accordingly, such amount is not reflected in the accompanying condensed consolidated balance sheet.  See Commitments and Contingencies below.

4. Revolving Credit Facilities

In connection with the Recapitalization, the Company entered into Amendment No. 17 to the Company’s amended credit agreement with JP Morgan Chase Bank, effective June 29, 2010.  Amendment No. 17, among other things, extended the maturity date of the credit facility to June 30, 2011.

Amendment No. 17 terminated the Hallmark Cards Subordination and Support Agreement.  The Hallmark Cards Facility Guarantee remained in place. A related intercreditor agreement among HCC, JP Morgan Chase Bank and the Company, among other things, defined the lien priorities and allowed for payments to HCC pursuant to the Recapitalization.  The credit facility was guaranteed by Hallmark Cards and the Company’s subsidiaries and was secured by all tangible and intangible assets of the Company and its subsidiaries. Interest under the credit facility was equal to the LIBOR Rate plus 2.25% in the case of a Eurodollar Loan and the Alternate Base Rate plus 1.25% in the case of an Alternate Base Rate Loan (with each named rate and loan as defined in Amendment No. 17).  The Company’s ability to borrow additional amounts under the credit facility was not otherwise limited or restricted.

On June 29, 2011, the Company entered into Amendment No. 18, which extended the maturity date of the credit facility to the earlier to occur of (i) July 29, 2011 or (ii) the date of the execution of definitive documentation with respect to any Indebtedness of the type contemplated by Exhibit 99.1 of Crown Media Holdings’ 8-K dated June 20, 2011 that was filed with the SEC on June 21, 2011.

In connection with the 2011 Refinancing, the Company obtained a new credit agreement comprising the Term Loan and a new senior revolving credit facility that will expire on July 14, 2016. See the Subsequent Events footnote below.

The credit facility, as amended, contained a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of June 30, 2011.

At December 31, 2010, and June 30, 2011, the Company did not have outstanding borrowings under the credit facility and there were no letters of credit outstanding. Interest expense on borrowings under the credit facility for both the three months ended June 30, 2010 and 2011, was $0. Interest expense on borrowings under the credit facility for each of the six months ended June 30, 2010 and 2011, was $4,000 and $0, respectively.

5. Related Party Long-Term Obligations

Related Party Long-Term Obligations

Without giving effect to the 2011 Refinancing, the aggregate maturities of related party long-term debt and future interest (assuming no utilization of the payment-in-kind options) for each of the five years subsequent to June 30, 2011, were as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5
	(In thousands)
Term A Loan, due December 31, 2013, interest payable quarterly to HCC at 9.5% per annum through December 31, 2011 and 12% thereafter	$245,627	$20,514	$22,855	$202,258	$—	$—
Term B Loan, due December 31, 2013, interest payable quarterly to HCC at 11.5% per annum through December 31, 2011 and 14% thereafter	153,867	14,673	16,078	123,116	—	—
	$399,494	$35,187	$38,933	$325,374	$—	$—

The Company paid principal of $7.2 million and interest of $603,000 during the three months ended June 30, 2011, on the Term A and Term B Loans.  The Company paid principal of $23.6 million and interest of $1.4 million during the six months ended June 30, 2011, on the Term A and Term B Loans.  The Company paid principal of $67,000 and interest of $21,000 during both the three and six months ended June 30, 2010, on the Term A and Term B Loans.

After giving effect to the 2011 Refinancing, the aggregate maturities of long-term debt including future interest for each of the five years subsequent to June 30, 2011, would be as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
The Notes, due July 15, 2019, interest payable semiannually at 10.5% per annum	$552,088	$15,838	$31,500	$31,500	$31,500	$31,500	$410,250
Term Loan, due July 14, 2018	292,841	11,298	14,200	14,078	13,956	13,865	225,444
	$844,929	$27,136	$45,700	$45,578	$45,456	$45,365	$635,694

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

On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC.  During 2010 the Company paid $6.8 million for interest.  The Company’s obligations under this note, including $170.1 million of principal, were terminated in connection with the Recapitalization.

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

Hallmark Guarantee; Interest and Fee Reductions

Hallmark Cards unconditionally guaranteed the Company’s obligations to JPMorgan Chase Bank under the credit facility that expired on July 14, 2011.  This credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility through July 14, 2011; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards.  The Company paid Hallmark Cards a reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%, respectively. Interest expense to HCC in connection with the JPMorgan Chase Bank credit facility was $0 for both the three months ended June 30, 2010 and 2011. Interest expense to HCC in connection with the JPMorgan Chase Bank credit facility was $1,000 and $0 for the six months ended June 30, 2010 and 2011, respectively. Commitment fee expense for both the three months ended June 30, 2010 and 2011, was $10,000. Commitment fee expense for the six months ended June 30, 2010 and 2011, was $22,000 and $19,000, respectively.

6. Related Party Transactions

Tax Sharing Agreement

On March 11, 2003, the Company became a member of Hallmark Cards’ consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “federal tax sharing agreement”). Hallmark Cards includes the Company in its consolidated federal income tax return.  Accordingly, Hallmark Cards has benefited from subsequent tax losses and may benefit from future federal tax losses, which may be generated by the Company.  Based on the original federal tax sharing agreement, Hallmark Cards agreed to pay the Company all of the benefits realized by Hallmark Cards as a result of including the Company in its consolidated income tax return. Also, taxable income recognized by the Company that is included in the Hallmark Cards consolidated tax return will result in a payment by the Company to Hallmark Cards.

On a quarterly basis through December 31, 2009, Hallmark Cards paid the Company cash for 75% of the estimated benefit from losses with the balance applied as an offset against other amounts owed by the

Company to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets.  As part of the Recapitalization, the federal tax sharing agreement was amended to provide that 100% of any such benefit will be deferred for application against future tax liabilities of the Company.  Pursuant to the August 2003 amendment to the federal tax sharing agreement, the benefit that would otherwise have resulted from interest accrued on the 10.25% senior secured note was not available to the Company until such interest was paid in cash. As a result of the Recapitalization, such interest accrued from January 1, 2010, through June 29, 2010, was treated as a deduction under the amended federal tax sharing agreement.

At December 31, 2009, the Company owed Hallmark Cards $8.5 million under the federal tax sharing agreement for 2009. The liability was satisfied on June 29, 2010, in connection with the Recapitalization. For the year ended December 31, 2010, the Company owed Hallmark Cards $12.9 million for tax as calculated pursuant to the amended federal tax sharing agreement and this amount was paid to Hallmark Cards in December 2010. The Company owed Hallmark Cards $5.1 million under the federal tax sharing agreement for the first quarter of 2011 which was paid in April 2011. The Company owes Hallmark Cards $5.4 million under the federal tax sharing agreement for the second quarter of 2011 which was paid in July 2011.

Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings. Consequently, Hallmark Entertainment Holdings and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Entertainment Holdings and the Company file consolidated, combined or unitary state tax returns.  The Company makes tax-sharing payments to (or receives payments from) Hallmark Entertainment Holdings equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company’s taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.   Hallmark Cards has agreed to waive the state tax liability associated with the 2010 cancellation of debt income in those states in which Hallmark Cards files a combined return.  Accordingly, the Company has reduced the liability for the state taxes and credited paid-in capital for that amount.  As of June 30, 2011, it is estimated that the Company will owe Hallmark Cards approximately $988,000 with respect to the state tax sharing payments relating to 2010 and 2011.  This amount will be payable two days prior to the due date of the state tax returns.

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

Release of Valuation Allowance

The Company had established a deferred tax asset of $610.2 million as of December 31, 2010, and had recorded a full valuation allowance against it.  After evaluating positive and negative evidence available as of the reporting date, including recent earnings history, the Company has determined that it is more likely than not that it will utilize a portion of its tax loss carry forwards, as if separate returns were filed. Consistent with ASC 740 Income Taxes, the following sources of taxable income may be available under the tax law to realize a portion or all of a tax benefit for deductible temporary differences and carry forwards:

·                  Future reversals of existing taxable temporary differences

·                  Taxable income in prior carry back year(s) if carry back is permitted under the tax law

·                  Tax planning strategies

·                  Future taxable income exclusive of reversing temporary differences and carry forwards

The Company has released a portion of its valuation allowance and has recognized an unreserved deferred tax asset of approximately $44.2 million on its balance sheet as of June 30, 2011.  This also results in a non-cash reduction in income tax expense.

In accordance with ASC 740, the Company recorded $44.2 million of tax benefit for the portion of the change in valuation allowance arising from expected realization of deferred tax assets in future years as a discrete item in the first quarter of 2011.  The tax benefit for the portion of the change in valuation allowance arising from income in the current year is included in the Company’s computation of the estimated annual effective tax rate for the year, and, therefore, will reduce the tax expense the Company otherwise would have recorded for the remainder of 2011 absent any beginning of year valuation allowance.

The Company will continue to evaluate the available positive and negative evidence available in subsequent periods and adjust its remaining valuation allowance to an amount it determines to be more likely than not to be realized.

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards’ services were $387,000 for full year ending December 31, 2010, and are expected to be $448,000 for the full year ending December 31, 2011.

At December 31, 2010, and June 30, 2011, the Company’s payables to Hallmark Cards affiliates on the accompanying condensed consolidated balance sheets were $1.0 million and $7.7 million, respectively. The December 31, 2010, balance was comprised of $757,000 of state taxes due under the state tax sharing agreement and $248,000 of non-interest bearing unpaid accrued service fees and unreimbursed expenses.  The June 30, 2011, balance was comprised of $5.4 million of federal taxes due in July 2011 and $988,000 of state taxes due under the federal and state tax sharing agreements, $1.2 million of assigned license payments, and $30,000 of non-interest bearing unpaid accrued service fees and unreimbursed expenses. The $15.2 million outstanding at December 31, 2009, was satisfied on June 29, 2010, in connection with the Recapitalization.

Hallmark Hall of Fame

On July 6, 2011, the Company entered into an agreement with Hallmark Cards for six new “Hallmark Hall of Fame” two-hour movies to be produced by Hallmark Cards over a two-year license term.  The Company has the right to broadcast each movie four times during a period which begins seven days after and ends 14 days after the initial broadcast of each movie on the ABC Network.  The Company will retain over nine minutes of commercial time within or adjacent to the running time of each movie and such time will either be used for promos or sales to advertisers who sell products compatible with the Hallmark image.  All other commercial time will be for Hallmark Cards and Hallmark-branded commercials.  Hallmark Cards has agreed to pay the Company $3.4 million during the two-year period.  The program license agreement described herein will have no effect on the Hallmark Hall of Fame program license agreement which the Company entered into with Hallmark Cards in 2008.

7. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

Pursuant to a 1998 agreement among the Company and others then owning membership interests in Crown Media United States (the “Company Agreement”), VISN Management Corp. (“VISN,” a wholly-owned subsidiary of National Interfaith Cable Coalition, Inc., “NICC”) owned a $25.0 million mandatorily redeemable, preferred membership interest (the “preferred interest”) in Crown Media United States. Until its December 2010 redemption, the preferred interest was reflected in the accompanying consolidated financial statements at its accreted fair value, which was established as of July 1, 2003 pursuant to ASC Topic 480

Distinguishing Liabilities from Equity. The $25.0 million redemption fulfilled the Company’s obligations to NICC and VISN.

On January 2, 2008, the Company and NICC executed an agreement (the “Modification Agreement”) to resolve mutual disputes related to a December 2005 agreement (the “December 2005 NICC Agreement”).  As part of the Modification Agreement, the Company agreed to pay NICC $3.8 million in equal installments on each January 20 of 2008, 2009 and 2010.  The Company also agreed to provide NICC a two-hour broadcast period granted each Sunday morning during the two year period ended December 31, 2009, and to pay NICC an estimated $3.7 million in yearly installments at the rate of 6% of the outstanding liquidation preference of the preferred interest.

The Company also paid NICC $2.8 million and $0 during the six months ended June 30, 2010 and 2011, respectively, in connection with the provisions of the Company Agreement, the December 2005 NICC Agreement and the Modification Agreement.  No amounts were paid to NICC during the three months ended June 30, 2010 or 2011.

8. Share-Based Compensation and Long Term Incentive Plan

Share-Based Compensation

The Company recorded $33,000 and $6,000 of compensation expense  associated with restricted stock units (RSUs) during the three months ended June 30, 2010 and 2011, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded $109,000 and $46,000 of compensation expense associated with the restricted stock units (RSUs) during the six months ended June 30, 2010 and 2011, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

As of December 31, 2010, and June 30, 2011, there was no unrecognized compensation cost, related to non-vested stock options granted. The closing price of a share of the Company’s common stock, which is used to calculate the RSU liability, was $2.62 on December 31, 2010, and $1.91 on June 30, 2011. As of December 31, 2010, and June 30, 2011, there was unrecognized compensation cost, related to non-vested RSUs granted, in the amount of $375,000 and $156,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

The Company did not issue cash settlements related to the RSUs during either of the three or six months ended June 30, 2010 and 2011.

Long Term Incentive Plan

In the second quarter of 2009, the Company granted Long Term Incentive Compensation Agreements (“LTI Agreements”) to each vice president, senior vice president, executive vice president and president of the Company.  The target award under each LTI Agreement is a percentage of the employee’s base salary and ranges from $26,000 to $469,000.  Of each grant, 50% is an Employment Award (as defined under the LTI Agreements) and 50% is a Performance Award (as defined under the LTI Agreements).  The Employment Award will vest and be settled in cash on August 31, 2011, subject to earlier pro rata settlement as provided in the LTI Agreement.  A portion of the Performance Award vested on December 31, 2010, and was subsequently settled in the first quarter of 2011, and the remaining 50% may vest and be settled on December 31, 2011, in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2010, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation

Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

The Company did not achieve the two-year EBITDA target but did obtain 91% achievement of the two-year Cash Flow target at December 31, 2010.  The Company settled the Cash Flow target during first quarter of 2011 in the amount of $157,000.

In the first quarter of 2010, the Company granted LTI Agreements to each vice president, senior vice president, executive vice president and president of the Company.  The target award under each LTI Agreement is a percentage of the employee’s base salary and ranges from $25,000 to $536,000.  Of each grant, 50% is an Employment Award and 50% is a Performance Award.  The Employment Award will vest on August 31, 2012, and be settled in cash within 30 days thereafter, subject to earlier pro rata settlement as provided in the LTI Agreement.  The Performance Award will vest on December 31, 2012, if the performance criteria are achieved, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2012, but by no later than March 15, 2013. Vesting of the Performance Award  will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2011, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

In the second quarter of 2011, the Company granted LTI Agreements to each vice president, senior vice president, executive vice president and president of the Company.  The target award under each LTI Agreement is a percentage of the employee’s base salary and ranges from $23,000 to $550,000.  Of each grant, 50% is an Employment Award and 50% is a Performance Award.  The Employment Award will vest on August 31, 2013, and be settled in cash within 30 days thereafter, subject to earlier pro rata settlement as provided in the LTI Agreement.  The Performance Award will vest on December 31, 2013, if the performance criteria are achieved, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2013, but by no later than March 15, 2014. Vesting of the Performance Award  will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2012, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

The Company recorded $288,000 and $503,000 of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the three months ended June 30, 2010 and 2011,  related to these agreements. The Company recorded $716,000 and $867,000 of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the six months ended June 30, 2010 and 2011,  respectively, related to these agreements. Additionally, the $1.9 million and $2.5 million liability for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2010 and June 30, 2011, respectively.

9. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s notes payable to HCC and redeemable preferred stock at December 31, 2010 and June 30, 2011. See Note 11 — Subsequent Events to these unaudited condensed consolidated financial statements for a discussion of the Company’s termination of the notes payable to HCC and redemption of the preferred stock.

	December 31, 2010		June 30, 2011
	Carrying	Significant Unobservable Inputs (Level 3) Fair	Carrying	Significant Unobservable Inputs (Level 3) Fair
	Amount	Value	Amount	Value
	(In thousands)

Term A Loan and interest payable to HCC	$261,433	$199,361	$243,663	$190,901
Term B Loan and interest payable to HCC	156,262	119,528	150,474	115,538
Redeemable Preferred Stock	198,934	229,433	200,571	191,153

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

A lawsuit was brought in July 2009 in the Delaware Court of Chancery against the Company’s Board of Directors, Hallmark Cards, Incorporated and its affiliates, as well as the Company as a nominal defendant, by S. Muoio & Co. LLC (“Muoio”), a minority stockholder of the Company, regarding a recapitalization proposal which the Company received from Hallmark Cards in May 2009. The lawsuit alleged, among other things, that the recapitalization was for an unfair price and undervalued the Company. The complaint requested the court enjoin the defendants from consummating the recapitalization transactions and award plaintiff fees and expenses incurred in bringing the lawsuit. Following the execution by the Company of the Recapitalization agreements, on March 11, 2010, the plaintiff filed an amended complaint raising similar allegations and seeking rescission of the Recapitalization.  The Recapitalization was consummated on June 29, 2010.

A trial took place in September 2010.  On March 9, 2011, the Delaware Court of Chancery concluded that the process and the price of the Recapitalization were entirely fair and entered a final judgment order in favor of the defendants on all claims and dismissed the lawsuit with prejudice.  On April 7, 2011, Muoio filed notice of appeal.  Muoio’s initial brief was filed on May 23, 2011, and the Company and the other appellees responded on June 22, 2011.  Notwithstanding the favorable trial court ruling, at this time the Company cannot predict the eventual outcome of the appeal process.

Approximately $2.1 million has been recorded in accounts receivable and approximately $434,000 in accounts payable and accrued liabilities on the accompanying balance sheet at December 31, 2010, related to litigation costs to be reimbursed by the insurance company.  Approximately $2.0 million has been recorded in accounts receivable and approximately $214,000 in accounts payable and accrued liabilities on the accompanying balance sheet at June 30, 2011, related to amounts to be reimbursed by the insurance company.

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

Indemnifications of Third Parties for Residuals and Participations Liabilities

In December 2006, the Company sold its film library consisting of domestic rights and certain international ancillary rights to approximately 620 television movies, mini-series and series (the “Crown Library”) to RHI Entertainment LLC, an affiliate of RHIED (“RHI”).  As a condition of the sale, the Company agreed to pay up to $22.5 million for residuals and profit participations related to RHI’s domestic exploitation of the Crown Library for a ten-year period ending December 14, 2016. The Company estimated the fair value of this obligation to be approximately $10.6 million at December 15, 2006, assuming the maximum payout.  From time-to-time the Company reviews its estimate of the timing and amount of the otherwise unscheduled payments.  At June 30, 2011, the Company has estimated the accreted and adjusted accrued liability to be $12.7 million.  Along with RHIED, RHI filed for reorganization in bankruptcy in December 2010.  Pursuant to RHI’s court-approved plan of reorganization, the Company is obligated to make the following payments on behalf of RHI to certain creditors of RHI: $2.5 million on May 1, 2011; and approximately $8.0 million on July 5, 2011.  The Company paid $2.6 million in May 2011 and expects to pay the remaining amount due prior to December 31, 2011. The remainder of the estimated liability is classified as other than current.

In April 2005 the Company sold its international business including the international rights to its film library.  As a condition of the sale, the Company agreed to pay an otherwise unlimited amount for residuals and participations related to the purchaser’s exploitation of the film assets for a ten-year period ending April 25, 2015.  The Company estimated the fair value of this obligation to be approximately $4.5 million at April 26, 2005.  From time-to-time the Company reviews its estimate of the timing and amount of the otherwise unscheduled payments.  At June 30, 2011, the Company has estimated the accreted and adjusted accrued liability to be $436,000, $277,000 of which is classified as current.

11. Subsequent Events

Indenture

On July 14, 2011, as part of the 2011 Refinancing, the Company issued $300.0 million in aggregate principal amount of 10.5% Senior Notes, at par, due July 15, 2019 (the “Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  The Notes are guaranteed on a senior basis by each of Crown Media Holdings’ subsidiaries (the “Guarantors”).

Interest is payable each January 15th and July 15th, commencing January 15, 2012.  The Company is not required to make mandatory sinking fund payments with respect to the Notes.

The covenants in the related indenture limit the ability of the Company to, among other things: (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person.

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to: (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates.

Registration Rights Agreement

The holders of the Notes are entitled to the benefits of a Registration Rights Agreement dated July 14, 2011 (the “Registration Rights Agreement”), by and among Crown Media Holdings, the Guarantors and the initial purchaser.  Pursuant to the Registration Rights Agreement, Crown Media Holdings and the Guarantors have agreed to file a registration statement with the Securities and Exchange Commission for an offer to exchange the Notes for a new issuance of substantially identical notes issued under the Securities Act and to use their commercially reasonable efforts to cause the registration statement to be declared effective on or before April 10, 2012.  The Company may be required to provide a shelf registration statement to cover resales of the Notes under certain circumstances.  If Crown Media Holdings fails to satisfy certain obligations under the Registration Rights Agreement, then additional interest may accrue on the principal amount of the Notes that are registrable securities at a rate of 0.25% per annum (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the rate at which such additional interest accrues may in no event exceed 1.0% per annum).  The additional interest will cease to accrue when the registration default is cured.

Credit Agreement

Also, on July 14, 2011, in connection with the 2011 Refinancing, the Company entered into a new $240.0 million Credit Agreement (the “Credit Agreement”) with the lenders party thereto and JPMorgan

Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”).  The Credit Agreement provides for a seven year $210.0 million senior secured term loan facility (the “Term Loan”) and a five year $30.0 million senior secured super-priority revolving credit facility.

The Term Loan can be drawn at LIBOR or ABR at the company’s election. All LIBOR term loans will bear interest at the LIBOR Rate (with that rate not to be deemed to be below 1.25%), plus 4.50%.  All ABR term loans will bear interest at the base rate (as defined in the Credit Agreement), plus 3.50%.  All LIBOR revolving loans will bear interest at the LIBOR Rate, plus 3.50%.  All ABR revolving loans will bear interest at the base rate, plus 2.50%.  Any swingline loans will bear interest at the base rate plus 2.50%.

Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum.

The provisions of the Term Loan require Crown Media Holdings to make principal payments of $525,000 at each quarter’s end, commencing September 30, 2011, until maturity on July 14, 2018. The company is required to make additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the Credit Agreement) of Crown Media Holdings for the remainder of 2011, and each year thereafter, which percentage will be reduced to 25% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the Consolidated Leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds of dispositions or casualty events if Crown Media Holdings has not invested such proceeds within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the Credit Agreement.

The covenants in the Credit Agreement limit the ability of Crown Media Holdings and certain of its subsidiaries to: (1) incur indebtedness; (2) create or permit liens on assets; (3) make certain dividends, stock repurchases and redemptions and other restricted payments; (4) make certain investments; (5) prepay indebtedness; (6) enter into certain transactions with Crown Media Holdings’ affiliates; (7) dispose of substantially all of the assets of Crown Media Holdings; (8) merge or consolidate; (9) enter into new unrelated lines of businesses; and (10) enter into sale and leaseback transactions. The Credit Agreement also requires compliance with a maximum total leverage ratio test and a maximum total secured leverage ratio test, but permits, with certain limitations, certain equity contributions to be made to Crown Media Holdings to enhance its ability to comply with such ratio tests.

The proceeds of the Notes and the Term Loan were used to repay borrowings under Crown Media Holdings’ existing credit agreement with its affiliate, H C Crown, LLC (“HCC”), a subsidiary of Hallmark Cards, Inc., and to redeem all of Crown Media Holdings’ outstanding Series A Preferred Stock, all of which was held by HCC. The revolving credit facility will be used in the future for general corporate purposes.

Redemption of the Series A Preferred Stock

The proceeds of the Notes and extensions of credit under the Credit Agreement were used in part to repay all borrowings under Crown Media’s existing credit agreement with HCC and to redeem all of Crown Media Holdings’ outstanding Series A Preferred Stock, consisting of 185,000 shares held by HCC.  The Series A Preferred Stock had cumulative dividends that accrued from and after January 1, 2011 through December 31, 2011 at the rate of 14% per annum of the Original Issue Price. The “Original Issue Price” was $1,000 per share. Cumulative dividends would have accrued from and after January 1, 2012 at the rate of 16% per annum of the Original Issue Price. Until December 31, 2014, dividends were payable in cash or in additional shares of Series A Preferred Stock, at the option of Crown Media Holdings. After December 31, 2014, dividends on the Preferred Stock would have been payable in cash only.

Extension and Expiration of Revolving Credit Facility

On June 29, 2011, the Company’s existing $30.0 million revolving credit facility with JPMorgan Chase Bank, N.A. was amended to provide for a maturity date of the earlier to occur of (i) July 29, 2011 or (ii) the date of the execution of definitive documentation with respect to any Indebtedness of the type contemplated by Exhibit 99.1 of Crown Media Holdings’ 8-K dated June 20, 2011 that was filed with the SEC on June 21, 2011. In connection with the issuance of the Notes and entry into the Credit Agreement, Crown Media Holdings allowed such credit facility to expire on its own terms on July 14, 2011.

Extension of Licenses

On July 14, 2011, in connection with the 2011 Refinancing, Hallmark Licensing, Inc., an affiliate of Hallmark Cards, Inc., extended two existing trademark licenses with Crown Media United States, for an additional period terminating the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements.

Certain Relationships

As a result of the June 29, 2010 Recapitalization, HCC owns and has owned approximately 90.3% of the outstanding shares of Crown Media Holdings’ common stock.  Pursuant to a related stockholder agreement, HCC is subject to significant limitations on its rights to dispose of any portion of its holdings or acquire additional shares prior to January 1, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 in this Quarterly Report on Form 10-Q.  The following analysis contains forward-looking statements about our future revenue, operating results and expectations. See ‘‘Forward-looking information’’ and ‘‘Risk factors’’ below for a discussion of the risks, assumptions and uncertainties affecting these statements.

Description of Business and Overview

Current Business

We own and operate pay television channels (the “Channels”) known as the Hallmark Channel and the Hallmark Movie Channel, each of which is dedicated to high-quality entertainment programming for families. The Hallmark Channel features the recently launched Hallmark Channel Home contemporary lifestyle programming block headlined by The Martha Stewart Show. Additionally, the Hallmark Channel presents popular television series such as Cheers and Frasier as well as original movies with compelling stories and internationally recognized stars. Beginning in September 2011, we will air Emeril’s Table featuring Chef Emeril Lagasse. The Hallmark Movie Channel is a 24-hour cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classic theatrical films, and presentations from the award-winning Hallmark Hall of Fame collection. Consistent with the Hallmark brand, both Channels are a preeminent source of holiday programming, with the Hallmark Channel often ranking first among cable networks movies during the Christmas holiday season.

Reaching almost 88 million subscribers, the Hallmark Channel is one of the most widely distributed independent channels in the United States. The Hallmark Movie Channel is one of the fastest-growing new cable channels, adding over 25 million subscribers in the past three years. We believe that we have established these Channels as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

Our Channels offer a range of high-quality entertainment programming for families including popular television series, movies, miniseries, theatricals, romances, literary classics, and contemporary stories. Sources for programming on our Channels include programming (both movies and series) licensed from Buena Vista Television, CBS Television Distribution, Hallmark Hall of Fame, Martha Stewart Living Omnimedia, Paramount Pictures, RHI Entertainment Distribution, and Twentieth Television.

Programming acquired from third parties is an important component of our Channels as we continually develop and refine our programming strategy. This programming includes original movies produced by a variety of experienced television production companies and ‘‘off network’’ television series. Our production agreements cover one specific movie or a package of several movies. Typically under these agreements, our Channels have the right to exhibit the movies for an initial window of 5 to 8 years and have the right to extend the term for an additional 3 years, which we exercise based on the performance of the movies in their initial window. With respect to television series which we acquire from third parties, we typically have the right to exhibit the series for a window of 3 to 5 years.

The Hallmark Channel is currently distributed to approximately 83% of all United States pay television subscribers. We currently distribute (a) the Hallmark Channel through 5,492 cable, satellite and other pay television distribution systems and (b) the Hallmark Movie Channel through 2,493 such systems. Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the three months ended June 30, 2011, and together accounted for a total of 83% of consolidated subscriber revenue during the three months ended June 30, 2011.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended June 30, 2011, and together accounted for

60% of our subscribers during the three months ended June 30, 2011.

Four of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the six months ended June 30, 2011, and together accounted for a total of 74% of consolidated subscriber revenue during the six months ended June 30, 2011. Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the six months ended June 30, 2011, and together accounted for 60% of our subscribers during the six months ended June 30, 2011. Three of our programming content providers each accounted for more than 10% of our total license fees payable for the six months ended June 30, 2011, and together accounted for a total of 57% of the consolidated programming liability. From time to time, for promotional purposes, we also exhibit excerpts of certain programming on our website.

We view a ‘‘subscriber’’ as a household that receives, on a full or part-time basis, a channel on a program tier of a distributor. We determine our Hallmark Channel subscribers from subscriber numbers reported by Nielsen Media Research. Subscribers include both viewers who pay a monthly fee for the tier programming and so-called ‘‘promotional’’ subscribers who are given free access to the tier by the distributor for a limited time.  We earn advertising revenue in the form of spot or general rate advertising and direct response advertising. During the three months ended June 30, 2011, no single advertiser accounted for more than 5% of advertising revenue and the top three advertiser categories (food products, drug/pharmaceutical and retail) accounted for 58% of total advertising revenue. Our advertisers include those in the following industries: auto; baby care, beauty and fitness; beverages; computers and electronics; drug and pharmaceutical; entertainment; financial; food products; home improvement; household supply; insurance; military, religion and services; pet; restaurants; retail; and travel.  We license the trademark ‘‘Hallmark’’ for use on our Channels pursuant to certain trademark license agreements with a subsidiary of Hallmark Cards. We believe that the use of this trademark is important for our Channels due to the substantial name recognition and favorable characteristics associated with the name in the United States.

According to Nielsen Media Research (“Nielsen”), the Hallmark Channel had 87.6 million and 87.3 million subscribers at June 30, 2011, and December 31, 2010, respectively, making it the 38th most widely distributed advertising-supported cable channel in the United States at each date. Ratings for the Hallmark Channel changed from 23rd in total day viewership with a 0.4 household rating and 23rd for prime time with a household rating of 0.7 during the second quarter of 2010 among the 78 cable channels in the United States market to 23rd in total day viewership with a 0.4 household rating and 32nd for prime time with a 0.5 household rating during the second quarter of 2011 among the 86 cable channels in the United States market.  Ratings for the Hallmark Channel changed from 18th in total day viewership with a 0.2 Women 25-54 rating and 24th for prime time with a Women 25-54 rating of 0.3 during the second quarter of 2010 among the 78 cable channels in the United States market to 21st in total day viewership with a 0.2 Women 25-54 rating and 23rd for prime time with a 0.3 Women 25-54 rating during the second quarter of 2011 among the 86 cable channels in the United States market.

In the second quarter of 2010, Nielsen began reporting ratings information for the Hallmark Movie Channel, after which we began selling Hallmark Movie Channel inventory to advertisers based on audience guarantees. This has increased and will continue to increase our ability to grow revenue from that channel. At June 30, 2011, Nielsen reported that the Hallmark Movie Channel was distributed to almost 42.0 million subscribers. Ratings for the Hallmark Movie Channel changed from 57th in total day viewership with a 0.1 household rating and 53rd for prime time with a household rating of 0.2 during the second quarter of 2010 among the 78 cable channels in the United States market to 41st in total day viewership with a 0.2 household rating and 44th for prime time with a 0.3 household rating during the second quarter of 2011 among the 86 cable channels in the United States market.  Ratings for the Hallmark Movie Channel changed from 61st in total day viewership with a 0.0 Women 25-54 rating and 48th for prime time with a Women 25-54 rating of 0.1 during the second quarter of 2010 among the 78 cable channels in the United States market to 36th in total day viewership with a 0.1 Women 25-54 rating and 48thfor prime time with a 0.1 Women 25-54 rating during the second quarter of 2011 among the 86 cable channels in the United States market.

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

Our recent agreements with Martha Stewart Living Omnimedia, including the acquisition of exclusive rights to the live daytime lifestyle program The Martha Stewart Show and rights to the extensive library of Martha Stewart branded lifestyle programming, represent a key part of our strategy to attract viewers that appeal to relatively higher CPM (i.e., advertising rates per thousand viewers) advertisers.  We introduced this lifestyle programming in various dayparts in the second quarter of 2010, leading to the September 2010 premier of season six of The Martha Stewart Show on the Hallmark Channel.  Additionally in September, Hallmark Channel premiered several other original lifestyle shows for the daytime lifestyle block.  These program changes have resulted, and, may result at least initially, in reductions in the ratings delivery of the Channel, but over time these changes are expected to increase our revenue through the delivery of a more targeted demographic and attraction of higher CPM advertisers.

Advertising Revenue

The overall improvement in the economy during second quarter of 2011 had a favorable impact on cable advertising rates, including the rates for our inventory.  Our second quarter of 2011 scatter market inventory was sold at rates 15% above rates in the 2010 scatter market and 73% above the rates for 2011 inventory sold in the upfront.  Additionally, direct response rates were down by 30% compared to that inventory sold in the same period of 2010, with the addition of overnight and early morning reducing the 2011 average.

In the 2010/2011 upfront process representing the sale of our inventory for the last quarter of 2010 and the first three quarters of 2011, we entered into agreements with major advertising firms representing approximately 40% of our advertising inventory.  In the prior year 2009/2010 upfront we sold approximately 40% of our inventory.  The 2010/2011 inventory was sold at CPMs 25% higher than the inventory sold in the 2009/2010 upfront, including significant increases in rates related to our new lifestyle programming block.  We were able to sell the Martha Stewart programming time block at rates 117% higher than prior year’s rates during that same time block. We sold additional general rate inventory for the 2010/2011 broadcast season to advertisers that purchase upfront inventory on a calendar year basis, rather than an advertising year basis, and will sell the balance in the scatter marketplace. Additionally, we sold approximately 39% of the Hallmark Movie Channel’s available inventory in the 2010/2011 upfront.

Following the upfront period, sales of our general rate, direct response and paid-programming inventory are made closer to the timing of the actual advertisement. Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. In prior years, cancellations of upfront contracts were unusual. The second quarter 2011 options that were exercised represent 10% of the second quarter 2011 upfront dollars.

Distribution Agreements

Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from September 2011 through December 2022, inclusive of renewal options.  Of these distribution agreements, agreements accounting for approximately 19% of the Hallmark Channel subscriber base and 19% of the Hallmark Movie Channel subscriber base will expire or be the subject of renewal negotiations prior to June 30, 2012. A distribution agreement with Cox ended on December 31, 2010.  Our Channels continue to be distributed by Cox under the terms of the expired agreement through a series of extensions while renewal negotiations continue.  The Cox distribution agreement covers approximately 5% of our subscribers for the Hallmark Channel and 2% of our subscribers for the Hallmark Movie Channel.

The universe of cable and satellite TV subscribers in the United States is approximately 105 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 90 million or more subscribers.  According to Nielsen Media Research, the Hallmark Channel had 87.6 million subscribers at June 30, 2011, and 87.3 million subscribers at December 31, 2010, making it the 38th most widely distributed advertising-supported cable channel in the United States at each date. As of June 30, 2011, the Hallmark Movie Channel is now distributed to 42.0 million subscribers.

Demographics

As pay television channels draw audience share, audience demographics (i.e., viewers categorized by characteristics such as age, gender and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on channels which attract the desired viewer demographic.

We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54.  However, the average median age of a viewer of the Hallmark Channel was 59.2 in 2010, and, in December 2010, the total day average median age of viewers of the Hallmark Channel and Hallmark Movie Channel was 57 and 63, respectively. For the second quarter of 2011, the average median viewing age was 58 for the Hallmark channel and 64 for the Hallmark Movie Channel. In order to achieve our revenue goals, we need to draw in our target audience.  Broadcasts of The Martha Stewart Show and other Martha Stewart Living productions on the Hallmark Channel, which commenced in September 2010, and broadcasts of Emeril’s Table featuring chef Emeril Lagasse, which will commence in September 2011, are key parts of our efforts to attract our target audience over time.

Revenue from Continuing Operations

Our revenue consists of subscriber fees and advertising fees.

Subscriber Fees

Subscriber fees are generally payable to us on a per subscriber basis by pay television distributors for the right to carry our Channels. Rates we receive per subscriber vary with changes in the following factors, among others:

·              the degree of competition in the market;

·              the relative position in the market of the distributor and the popularity of the channel;

·              the packaging arrangements for the channel; and

·              length of the contract term and other commercial terms.

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

We typically sell approximately 40% of our Channels’ advertising in the ‘‘up-front’’ season, generally in June and July of each year, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for ADUs and sell the remainder in the spot or scatter market and to advertisers that purchase up-front inventory on a calendar year basis. Contracts executed in the 2010/2011 upfront period require that the Company use its best efforts to run sufficient make-good advertising spots within 12 months to achieve the impressions guarantees.  If the Company does not make-good within 12 months, the Company is no longer obligated to satisfy the under-delivery of the guaranteed impressions.

Among the 86 ad-supported cable channels in the United States market in 2011, the Hallmark Channel ranked 24th  in total day viewership with an average 0.4 household rating for the year and 29th for prime time with an average 0.6 household rating for the year, according to Nielsen Media Research. Among the 86 ad-supported cable channels in the United States market in 2011, the Hallmark Movie Channel ranked 42nd in total day viewership with an average 0.2 household rating for the year and 37th for prime time with an average 0.4 household rating for the year, according to Nielsen Media Research. Among the 86 ad-supported cable channels in the United States market in 2011, the Hallmark Channel ranked 21st in total day viewership with an average 0.2 Women 25-54 rating for the year and 27th for prime time with an average 0.3 Women 25-54 rating for the year, according to Nielsen Media Research. Among the 86 ad-supported cable channels in the United States market in 2011, the Hallmark Movie Channel ranked 39th in total day viewership with an average 0.1 Women 25-54 rating for the year and 49th for prime time with an average 0.1 Women 25-54 rating for the year, according to Nielsen Media Research.

Among the 78 ad-supported cable channels in the United States market in 2010, the Hallmark Channel ranked 24th  in total day viewership with an average 0.4 household rating for the year and 23rd for prime time with an average 0.7 household rating for the year, according to Nielsen Media Research. Among the 78 ad-supported cable channels in the United States market in 2010, the Hallmark Movie Channel ranked 60th in total day viewership with an average 0.1 household rating for the year and 55th for prime time with an average 0.2 household rating for the year, according to Nielsen Media Research. Among the 78 ad-supported cable channels in the United States market in 2010, the Hallmark Channel ranked 19th in total day viewership with an average 0.2 Women 25-54 rating for the year and 25th for prime time with an average 0.3 Women 25-54 rating for the year, according to Nielsen Media Research. Among the 78 ad-supported cable channels in the United States market in 2010, the Hallmark Movie Channel ranked 62nd in total day viewership with an average 0.0 Women 25-54 rating for the year and 49th for prime time with an average 0.1 Women 25-54 rating for the year, according to Nielsen Media Research.

Total day means the time period measured from the time each day the broadcast of commercially-sponsored programming commences to the time such commercially sponsored programming ends.

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

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Effects of Transactions with Related and Certain Other Parties

In 2010 and in prior years, we entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, trademark licenses, program licenses, an administrative services agreement,  tax sharing agreements and the Recapitalization (described below), including the loans under the Credit Agreement, a registration rights agreement and a stockholders agreement. A summary of the terms and financial impact of these transactions is described  in Item 1 “Business — Recent Developments — Recapitalization” in the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2010.

On June 29, 2010 the Company consummated a series of recapitalization transactions (the “Recapitalization”) pursuant to a Master Recapitalization Agreement dated February 26, 2010, by and among the Company, Hallmark Cards, H C Crown, LLC (“HCC”), a subsidiary of Hallmark Cards, and related entities.

Among other things, the Recapitalization included the following:

·                                          Exchange of approximately $1.162 billion of debt (the “HCC Debt”) for new debt, Preferred Stock and Common Stock;

·                                          Mergers of two intermediate holding companies, Hallmark Entertainment Investments Co. and Hallmark Entertainment Holdings, Inc., with and  into the Company; and

·                                          Reclassification of shares of Class B Common Stock into shares of Class A Common Stock, elimination of the Class B Common Stock and an increase of the authorized shares of Class A Common Stock to 500,000,000 shares and decrease of the authorized Preferred Stock to 1,000,000 shares.

The following were issued in exchange for HCC Debt:

·                                          $315.0 million principal amount of new debt issued pursuant to the terms of the credit agreement between the Company and HCC (the “HCC Credit Agreement”) in two

tranches:  (i) the $200.0 million Term A Loan bearing interest at 9.5% per annum through December 31, 2011, and 12% thereafter and (ii) the $115.0 million Term B Loan bearing interest at 11.5% through December 31, 2011, and 14.0% thereafter;

·                                          185,000 shares of the Company’s Series A Convertible Preferred Stock, $0.01 par value; and

·                                          254,887,860 shares of the Company’s Class A Common Stock in exchange for the residual amount of HCC Debt converted at $2.5969 per share.

Immediately after consummation of the mergers and issuance of Common Stock in partial exchange for HCC Debt, HCC owned approximately 90.3% of the Company’s Class A Common Stock and all of the outstanding Preferred Stock. In connection with the 2011 Refinancing, the Company paid off the HCC Debt and redeemed all outstanding shares of Preferred Stock.  HCC continues to own 90.3% of the Company’s Class A Common Stock.

Recent Developments

Indenture

On July 14, 2011, the Company completed an offering of $300.0 million in aggregate principal amount of 10.5% Senior Notes due 2019 (the “Notes”), at par value, in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  The Notes are guaranteed on a senior basis by each of the Company’s subsidiaries (the “Guarantors”).

The Notes were issued under an Indenture dated as of July 14, 2011 (the “Indenture”) among the Company, the Guarantors, and the Bank of New York Mellon Trust Company, N.A., as Trustee.  The Notes bear interest at a rate of 10.5% per annum and were priced at 100% of par.  The Company will pay interest on the Notes on January 15 and July 15 of each year, commencing January 15, 2012.  The Notes will mature on July 15, 2019.  At any time and from time to time, prior to July 15, 2014, the Company  may redeem up to a maximum of 35% of the original aggregate principal amount of the Notes with the proceeds of one or more equity offerings, at a redemption price equal to 110.500% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), provided that: (i) at least 65% of the original aggregate principal amount of the Notes remains outstanding; and (ii) the redemption occurs within 90 days following the completion of the relevant equity offering.  Prior to July 15, 2015, the Company may redeem some or all of the Notes by paying a “make-whole” premium based on U.S. Treasury rates.  On or after July 15 of the relevant year described below, the Company may redeem some or all of the Notes at the prices listed below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date): 2015 at a redemption price of 105.250%; 2016 at a redemption price of 102.625%; 2017 and thereafter at a redemption price of 100.000%.

Each of the following constitutes an event of default under the Indenture: (1) failure to make the payment of any interest on the Notes when the same becomes due and payable, with such failure continuing for a period of 30 days; (2) failure to make the payment of any principal of, or premium, if any, on, the Notes when the same becomes due and payable at its stated maturity, upon acceleration, redemption, optional redemption, required repurchase or otherwise; (3) failure to comply with the covenants in the Indenture covering merger, consolidation and sale of property; (4) failure to comply with covenants in the Indenture requiring the Company to offer to purchase all of the Notes upon a change of control; (5) to failure to comply with any other covenant or agreement in the Notes or in the Indenture with such failure continuing for 60 days after written notice is given to the Company by the Trustee or holders of not less than 25% in principal amount of the outstanding Notes; (6) a default under any debt of the Company or any restricted subsidiary that results in acceleration of the final maturity of such debt, or failure to pay any such debt at final maturity (giving effect to applicable grace periods), in an aggregate amount greater than $25.0 million;

(7) any judgment or judgments for the payment of money in an aggregate amount in excess of $25.0 million is rendered against the Company or any significant subsidiary and is not paid, discharged or stayed for a period of 60 days after such judgment becomes final;  (8) certain events involving bankruptcy, insolvency or reorganization of the Company or any significant subsidiary; and (9) any subsidiary guarantee of a significant subsidiary ceases to be in full force and effect (subject to certain exceptions), or any significant subsidiary denies that it has any further liability under its guarantee.

The Company is not required to make mandatory sinking fund payments with respect to the Notes.

Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the purchase date (subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

If the Company consummates certain asset sales, it may, within 365 days after receiving the net proceeds of such sale, repay certain indebtedness of the Company or make certain investments, capital expenditures or acquisitions of certain properties or assets.  Any net proceeds that are not invested or applied within such timeframe will be deemed “Excess Proceeds,” and to the extent the Excess Proceeds exceed $10.0 million, the Company will be required to offer to purchase Notes (and, in certain instances, to purchase other debt that is pari passu with the Notes) with such Excess Proceeds at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

The covenants in the Indenture limit the ability of the Company and certain of its subsidiaries to, among other things: (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person.

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has incurred and is continuing under the Indenture, the Company and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to: (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates.

Registration Rights Agreement

The holders of the Notes are entitled to the benefits of a Registration Rights Agreement dated July 14, 2011 (the “Registration Rights Agreement”), by and among the Company, the Guarantors and the initial purchaser.  Pursuant to the Registration Rights Agreement, the Company and the Guarantors have agreed to file a registration statement with the Securities and Exchange Commission for an offer to exchange the Notes for a new issuance of substantially identical notes issued under the Securities Act and to use their commercially reasonable efforts to cause the registration statement to be declared effective on or before April 10, 2012.  The Company may be required to provide a shelf registration statement to cover resales of the Notes under certain circumstances.  If the Company fails to satisfy certain obligations under the Registration Rights Agreement, then additional interest may accrue on the principal amount of the Notes that are registrable securities at a rate of 0.25% per annum (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the rate at which such additional interest accrues may in no event exceed 1.0% per annum).  The additional interest will cease to accrue when the registration default is cured.

Credit Agreement

Also on July 14, 2011, in connection with the 2011 Recapitalization, the Company entered into a new $240.0 million Credit Agreement (the “Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.  The Credit Agreement provides for a seven year $210.0 million senior secured term loan facility (the “Term Loan”) and a five year $30.0 million senior secured super-priority revolving credit facility.  The Credit Agreement also provides for the issuance of letters of credit and the provision of swingline loans under the revolving credit facility, subject to a $15.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans.  The Guarantors have guaranteed the Company’ obligations under the Credit Facility.  The Credit Facility is collateralized by a first priority interest in substantially all of the present and future assets of the Company and the Guarantors, other than their interests in the Hallmark trademark and associated rights.

The Term Loan can be drawn at LIBOR or ABR at the company’s election. All LIBOR term loans will bear interest at the LIBOR Rate (with that rate not to be deemed to be below 1.25%), plus 4.50%.  All ABR term loans will bear interest at the base rate (as defined in the Credit Agreement), plus 3.50%.  All LIBOR revolving loans will bear interest at the LIBOR Rate, plus 3.50%.  All ABR revolving loans will bear interest at the base rate, plus 2.50%.  Any swingline loans will bear interest at the base rate plus 2.50%.

Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum.

The provisions of the Term Loan require Crown Media Holdings to make principal payments of $525,000 at each quarter’s end, commencing September 30, 2011, until maturity on July 14, 2018. The Company is required to make additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the Credit Agreement) of the Company for the remainder of 2011, and each year thereafter, which percentage will be reduced to 25% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the Consolidated Leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds of dispositions or casualty events if the Company has not invested such proceeds within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the Credit Agreement.

The covenants in the Credit Agreement limit the ability of the Company and certain of its subsidiaries to: (1) incur indebtedness; (2) create or permit liens on assets; (3) make certain dividends, stock repurchases and redemptions and other restricted payments; (4) make certain investments; (5) prepay indebtedness; (6) enter into certain transactions with the Company’ affiliates; (7) dispose of substantially all of the assets of the Company; (8) merge or consolidate; (9) enter into new unrelated lines of businesses; and (10) enter into sale and leaseback transactions. The Credit Agreement also requires compliance with a maximum total leverage ratio test and a maximum total secured leverage ratio test, but permits, with certain limitations, certain equity contributions to be made to the Company to enhance its ability to comply with such ratio tests.

Each of the following constitutes an event of default under the Credit Agreement: (1) failure to make payment of any interest on the Notes when the same becomes due and payable, and with such failure continuing for a period of 5 business days; (2) failure to make the payment of any principal of any loan or any reimbursement obligation with respect to any letter of credit disbursement when the same becomes due and payable at the due date or at a date fixed for prepayment or otherwise; (3) any representation or warranty made by the Company or its restricted subsidiaries in the Credit Agreement, any other loan document or other documents delivered to the lenders proves to have been incorrect in any material respect when made or deemed made; (4) failure to comply with the negative covenants in the Credit Agreement or covenants requiring the Company to keep its legal existence in full force and effect and to give notice to the Administrative Agent of any continuing default under the Credit Agreement; (5) failure to comply with the other covenants in the Credit Agreement with such failure continuing for 30 days after written notice is given to the Company by the Administrative Agent; (6) a default in payment of any material debt of the Company or its restricted subsidiaries beyond any applicable grace period; (7) a default in the performance by the Company or its restricted subsidiaries in the performance of any obligation in respect of material indebtedness that enables or permits the holders of any such debt to cause the debt to become due prior to its scheduled maturity; (8) certain events involving bankruptcy, insolvency or reorganization of the Company or any material subsidiary; (9) any judgment or judgments for the payment of money in an aggregate amount in excess of $10.0 million is rendered against the Company or any significant subsidiary that is not paid, discharged or stayed for a period of 45 days after such judgment becomes final; (10) the occurrence of certain violations of ERISA; (11) the occurrence of a change of control (defined as (a) the sale, lease or transfer of all or substantially all of the assets of the Company or the restricted subsidiaries, taken as a whole, (b) the change of ownership of more than 35% of the voting stock of the Company , if such ownership represents a greater percentage of the voting stock of the Company than that beneficially owned by Hallmark Cards and its subsidiaries or (c) the adoption by the stockholders of the Company of a plan or proposal for the liquidation or dissolution of the Company ); (11) any material provision of  loan document or any security interest created by any loan document ceases to be in full force and effect (subject to certain exceptions), or the Company or any restricted subsidiary denies that it has any further liability under any loan document or purports in writing to revoke or rescind any loan document.

If an event of default under the credit facility occurs and is continuing, the commitments under the credit facility may be terminated and the principal amount outstanding under the credit facility, together with all accrued unpaid interest and other amounts owing under the Credit Agreement and related loan documents, may be declared immediately due and payable.  In addition, upon an event of default that is continuing, the lenders would have the right to foreclose on the assets (both tangible and intangible) of the Company.

The proceeds of the Notes and the Term Loan were used to repay borrowings under the Company’ existing credit agreement with HCC and to redeem all of the Company’ outstanding Series A Preferred Stock, all of which was held by HCC. The revolving credit facility will be used in the future for general corporate purposes.

Redemption of the Series A Preferred Stock

The proceeds of the Notes and extensions of credit under the Credit Agreement were used in part to repay all borrowings under the Company’s existing credit agreement with HCC and to redeem all of the Company’ outstanding Series A Preferred Stock, consisting of 185,000 shares held by HCC.  The Series A Preferred Stock had cumulative dividends that accrued from and after January 1, 2011 through December 31, 2011 at the rate of 14% per annum of the Original Issue Price. The “Original Issue Price” was $1,000 per share. Cumulative dividends would have accrued from and after January 1, 2012 at the rate of 16% per annum of the Original Issue Price. Until December 31, 2014, dividends were payable in cash or in additional shares of Series A Preferred Stock, at the option of the Company. After December 31, 2014, dividends on the Preferred Stock would have been payable in cash only.  In the event of any liquidation or winding up of the Company, the holders of the Series A Preferred Stock would have been entitled to receive, in preference to the holders of the common stock, an amount equal to the greater of (x) the Original Issue Price per share plus accrued but unpaid cash dividends thereon, or (y) the amount that would be received by such holders on an “as converted” basis had all Series A Preferred Stock been converted into common stock immediately prior to such liquidation or winding up.

Termination of HCC Credit Facility

Effective July 14, 2011, the Company terminated its existing credit facility with HCC, which included $315.0 million principal amount of debt issued pursuant to the terms of the credit agreement between the Company and HCC in two tranches:  (i) the $200.0 million Term A Loan bearing interest at 9.5% per annum through December 31, 2011, and 12% thereafter and (ii) the $115.0 million Term B Loan bearing interest at 11.5% through December 31, 2011, and 14.0% thereafter.   The proceeds from the offering of Notes and the new Credit Agreement were used in part to repay and extinguish the Company’ obligations under such HCC debt.

HCC will continue to own approximately 90.3% of the outstanding shares of the Company’ common stock following the repayment of the HCC debt and redemption of the Series A Preferred Stock held by HCC.

Extension and Expiration of Revolving Credit Facility

In connection with the issuance of the Notes and entry into the Credit Agreement, the Company allowed its existing $30.0 million revolving credit facility with JPMorgan Chase Bank, N.A. to expire on its own terms.  On June 29, 2011, such credit facility was amended to provide for a maturity date of the earlier to occur of (i) July 29, 2011 or (ii) the date of the execution of definitive documentation with respect to any Indebtedness of the type contemplated by Exhibit 99.1 of the Company’s 8-K dated June 20, 2011 that was filed with the SEC on June 21, 2011.

Extension of Licenses

In connection with the 2011 Refinancing, Hallmark Licensing, Inc., an affiliate of Hallmark Cards, Inc., extended two existing trademark licenses (the “Extended Licenses”) with Crown Media United States for an additional period terminating the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements.

Hallmark Hall of Fame

On July 6, 2011, the Company entered into an agreement with Hallmark Cards for six new “Hallmark Hall of Fame” two-hour movies to be produced by Hallmark Cards over a two-year license term.  The Company has the right to broadcast each movie four times during a period which begins seven days after and ends 14 days after the initial broadcast of each movie on the ABC Network.  The Company will retain over nine minutes of commercial time within or adjacent to the running time of each movie and such time will either be used for promos or sales to advertisers who sell products compatible with the Hallmark image.  All other commercial time will be for Hallmark Cards and Hallmark-branded commercials.  Hallmark Cards has agreed to pay the Company $3.4 million during the two-year period.  The program license agreement described herein will have no effect on the Hallmark Hall of Fame program license agreement which the Company entered into with Hallmark Cards in 2008.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three and six months ended June 30, 2010 and 2011, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percentage			Percentage
			Change			Change
	Three Months Ended June 30,		2011 vs.	Six Months Ended June 30,		2011 vs.
	2010	2011	2010	2010	2011	2010
Revenue:
Subscriber fees	$15,872	$18,132	14%	$32,866	$35,881	9%
Advertising	49,826	57,914	16%	101,136	113,648	12%
Other revenue	11	104	845%	85	216	154%
Total revenue	65,709	76,150	16%	134,087	149,745	12%
Cost of Services:
Programming costs	30,214	36,265	20%	59,371	68,372	15%
Operating costs	2,713	2,941	8%	5,410	5,893	9%
Total cost of services	32,927	39,206	19%	64,781	74,265	15%
Selling, general and administrative expense	12,642	12,902	2%	25,053	29,023	16%
Marketing expense	464	543	17%	1,437	893	-38%
Loss from sale of film assets	155	—	-100%	155	—	-100%
Income before interest and income tax expense	19,521	23,499	20%	42,661	45,564	7%
Interest expense	(25,606)	(1,535)	-94%	(51,070)	(3,330)	-93%
(Loss) income before income tax expense and gain from sale of discontinued operations	(6,085)	21,964		(8,409)	42,234
Income tax provision	(2,897)	(419)		(2,897)	43,408
(Loss) income before gain from sale of discontinued operations	(8,982)	21,545		(11,306)	85,642
Gain from sale of discontinued operations	—	189		—	189
Net (loss) income	$(8,982)	$21,734		$(11,306)	$85,831

Other Data:
Net cash provided by operating activities	$21,017	$6,948	-67%	$28,788	$14,130	-51%
Net cash used in investing activities	$(715)	$(461)	-36%	$(1,112)	$(701)	-37%
Net cash used in financing activities	$(18,725)	$(13,931)	-26%	$(19,940)	$(36,920)	85%
HC day household ratings (1)(3)(4)	0.4	0.4	0%	0.4	0.4	0%
HC primetime household ratings (2)(3)(4)	0.7	0.5	-29%	0.7	0.6	-14%
HMC day household ratings (1)(3)(4)	0.1	0.2	100%	0.1	0.2	100%
HMC primetime household ratings (2)(3)(4)	0.2	0.3	50%	0.2	0.4	100%
HC day W25-54 ratings (1)(3)(4)	0.2	0.2	0%	0.2	0.2	0%
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.3	0%	0.3	0.3	0%
HMC day W25-54 ratings (1)(3)(4)	—	0.1	100%	—	0.1	100%
HMC primetime W25-54 ratings (2)(3)(4)	0.1	0.1	0%	0.1	0.1	0%
HC subscribers at period end (4)	89,780	87,588	-2%	89,780	87,588	-2%
HMC subscribers at period end (4)	35,808	41,630	16%	35,808	41,630	16%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period April 1 through June 30 and January 1 through June 30.

(4)  “HC” represents Hallmark Channel and “HMC” represents Hallmark Movie Channel.

Results of Operations

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2011

Revenue.  Our revenue from continuing operations, comprised primarily of subscriber and advertising fees, increased $10.4 million or 16% in 2011 over 2010. Our subscriber fee revenue increased $2.3 million or 14% due to rate increases under certain distribution agreements, net of a loss in the number of subscribers.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $526,000 and $298,000 for 2010 and 2011, respectively.

The $8.1 million or 16% increase in advertising revenue is primarily due to higher advertising rates. Advertising revenue from the Hallmark Movie Channel was $4.2 million and $8.5 million for the three months ended June 30, 2010 and 2011, respectively.

For the three months ended June 30, 2011, Nielsen ranked the Hallmark Channel 23rd in total day viewership with a 0.4 household rating and 32nd in primetime with a 0.5 household rating among the 86 cable channels in the United States market. For the three months ended June 30, 2011, Nielsen ranked the Hallmark Movie Channel 41st in total day viewership with a 0.2 household rating and 44th in primetime with a 0.3 household rating among the 86 cable channels in the United States market.

Cost of services. Cost of services as a percent of revenue increased to 51% in 2011 as compared to 50% in 2010. This increase results primarily from the effects of the 20% increase in programming costs, discussed below, and offset in part by the 16% increase in advertising revenue discussed above.

Programming costs increased $6.1 million or 20% from 2010 due to additional expense incurred in conjunction with the acquisition of new programming such as Frasier during the first quarter of 2011, which became available for viewing during the second quarter of 2011. Additionally, the Company wrote off one series that is no longer aired on the Hallmark Channel.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $260,000 over 2010. Research costs increased $549,000 due to the growth in Hallmark Movie Channel subscribers and employee costs increased $769,000. In 2010 the Company recorded $1.0 million of non-recurring debt issuance costs in conjunction with the Recapitalization

Marketing expense.  The company did not have a significant marketing promotion in the second quarter of 2010 or 2011. The Company expects its marketing expenses to increase during the second half of 2011 due to the promotion of The Martha Stewart Show and original holiday programming.

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

Interest expense.  Interest expense decreased $24.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, due to the Recapitalization and the treatment of this transaction under troubled debt restructuring accounting.

Income tax (expense) benefit. The Company has released a portion of its valuation allowance and has recognized an unreserved deferred tax asset of approximately $44.2 million on its balance sheet as of June 30, 2011.  This also results in a non-cash reduction in income tax expense. For tax purposes, the

Recapitalization generated cancellation of debt income which is currently estimated at approximately $200.0 million.  Accordingly, the Company is expected to generate federal and state taxable income for both regular tax and alternative minimum tax (“AMT”) purposes.  For regular tax purposes, this income will be fully offset by net operating loss carryforwards.  However, for federal AMT purposes, loss carryforwards can be used against AMT income but are limited to 90% of AMT income.  As a result, the Company has recorded an income tax expense of $2.9 million for the estimated AMT in its consolidated statements of operations for the three months ended June 30, 2010. The Company recorded $297,000 of income tax expense for estimated AMT for the three months ended June 30, 2011.

Due to the events discussed in Recent Developments, the Company anticipates recording an additional decrease in its valuation allowance and an income tax benefit in the three month period ending September 30, 2011.

Gain on sale of discontinued operations.  The terms of our April 2005 sale of the international business require that we reimburse the buyer for certain costs.  At the time of the sale, we recorded an estimate of our liability for these obligations and considered the amount in our determination of our loss from the sale of discontinued operations as reported in 2005.  During the second quarter of 2011, the Company adjusted its estimate for these amounts.  This change in estimate was reflected as a $193,000 gain on sale of discontinued operations, net of $4,000 of tax.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2011

Revenue.  Our revenue, comprised primarily of subscriber and advertising fees, increased $15.7 million or 12% in 2011 over 2010. Our subscriber fee revenue increased $3.0 million or 9%.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $1.1 million and $596,000 for 2010 and 2011, respectively. Subscriber revenue increased in 2011 primarily due to contractual rate increases.

The $12.5 million or 12% increase in advertising revenue is primarily due to higher advertising rates. For the six months ended June 30, 2011, Nielsen ranked the Hallmark Channel 24th in total day viewership with a 0.4 household rating and 29th in primetime with a 0.6 household rating among the 86 cable channels in the United States market. The ratings decline reduced the revenue from all inventory, including inventory used to satisfy deficiencies in audience delivery.

Cost of services. Cost of services as a percent of revenue increased to 50% in 2011 as compared to 48% in 2010. This increase results primarily from the effects of the $9.0 million or 15% increase in programming costs, discussed below, offset in part by the 12% increase in advertising revenue discussed above.

Operating costs for 2011 increased $483,000 over 2010 due in part to the $269,000 increase in bad debt expense. The Company’s bad debt expense was $32,000 for 2010, as compared to $301,000 for 2011.  Additionally, the Company’s salary and severance expense increased $163,000 as compared to 2011.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $4.0 million over 2010. Research costs increased $1.1 million due to ratings information being provided for the Hallmark Movie Channel from April 1, 2010, forward and growth in its subscribers, and employee costs increased $1.1 million. The Company recorded non-recurring debt issuance costs and banking fees attributable to the 2010 Recapitalization of $1.0 million and $2.5 million in 2010 and 2011, respectively.

Marketing expense.  The Company did not have a significant marketing promotion in 2010 or 2011.

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

Interest expense.  Interest expense decreased $47.7 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, due to the Recapitalization and the treatment of this transaction under troubled debt restructuring accounting.

Income tax (expense) benefit. During the current period, the Company has released a portion of its valuation allowance and has recognized an unreserved deferred tax asset of approximately $44.2 million on its balance sheet as of June 30, 2011.  This also results in a non-cash reduction in income tax expense. For tax purposes, the Recapitalization generated cancellation of debt income which is currently estimated at approximately $200.0 million.  Accordingly, the Company is expected to generate federal and state taxable income for both regular tax and alternative minimum tax (“AMT”) purposes.  For regular tax purposes, this income will be fully offset by net operating loss carryforwards.  However, for federal AMT purposes, loss carryforwards can be used against AMT income but are limited to 90% of AMT income.  As a result, the Company has recorded an income tax expense of $2.9 million for the estimated AMT in its consolidated statements of operations for the six months ended June 30, 2010. The Company recorded income tax expense for estimated AMT of $550,000 for the six months ended June 30, 2011. This reflects accounting for income taxes on a separate return basis.

Gain on sale of discontinued operations.  The terms of our April 2005 sale of the international business require that we reimburse the buyer for certain costs.  At the time of the sale, we recorded an estimate of our liability for these obligations and considered the amount in our determination of our loss from the sale of discontinued operations as reported in 2005.  During the second quarter of 2011, the Company adjusted its estimate for these amounts.  This change in estimate was reflected as a $193,000 gain on sale of discontinued operations, net of $4,000 of tax.

Liquidity and Capital Resources

Cash provided by operating activities was $28.8 million and $14.1 million for the six months ended June 30, 2010 and 2011, respectively. The Company had net income of $85.8 million for the six months ended June 30, 2011, as compared to a net loss of $11.3 million for the six months ended June 30, 2010. Our depreciation and amortization expense for the six months ended June 30, 2011, increased to $64.9 million from $62.0 million while our income tax benefit increased $46.3 million for the six months ended June 30, 2011. The Company made programming payments of $69.8 million and $81.6 million during the six months ended June 30, 2010 and 2011, respectively.

Cash used in investing activities was $1.1 million and $701,000 during the six months ended June 30, 2010 and 2011, respectively. During the six months ended June 30, 2010 and 2011, we purchased property and equipment of $600,000 and $607,000, respectively. During the six months ended June 30, 2010 and 2011, the Company paid $512,000 and $94,000, respectively, to the buyer of the international business for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments. The related liability was recognized in 2005 as part of the sale of our international business.

Cash used in financing activities was $19.9 million and $36.9 million for the six months ended June 30, 2010 and 2011, respectively. The Company made principal payments on its Term A and Term B loans of $67,000 and $23.6 million for the six months ended June 30, 2010 and 2011, respectively. The Company made dividend payments of $12.8 million to the Preferred Stockholder during the six months ended June 30, 2011.  Also, during the second quarter of 2010, pursuant to provisions of the Recapitalization, the Company sequestered $15.0 million, for payment on the NICC preferred interest, which was paid on December 1, 2010.

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

In April 2011, the Company paid Hallmark Cards $5.1 million under a federal tax sharing agreement relating to income generated in first quarter of 2011, and in July 2011 paid $5.4 million in respect of the second quarter.

The Company’s management anticipates that the principal uses of cash during the twelve month period ending June 30, 2012 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, residuals and participations of $8.0 million, interest and mandatory principal payments under the credit facility of $25.0 million to $30.0 million, and additional principal payments made from excess cash flows as defined, and due, under the credit facility.  The Company also paid approximately $1.0 million for cash dividends on Preferred Stock through July 14, 2011. The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through June 30, 2012.

On July 14, 2011, the Company repaid nominal principal and interest of $191.4 million and $115.5 million on its Term A and Term B loans, respectively, and principal and accrued dividends of $186.0 million on its Preferred Stock using proceeds from the issuance of the Notes and the Senior Secured Credit Facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2011, the decline of the fair value of the fixed income portfolio would not be material.

As of June 30, 2011, our cash, cash equivalents and short-term investments had a fair value of $7.1 million and were invested in cash and short-term commercial paper. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three months ended June 30, 2011, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of June 30, 2011, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding a lawsuit concerning the Company’s Recapitalization, please see Note 10- Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as such risk factors have been updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

Risks relating to our business

Our business has incurred net losses since inception and may continue to incur losses.

Our business has a history of net losses. As of June 30, 2011, we had an accumulated deficit of approximately $2.1 billion, total stockholders’ deficit of approximately $89.6 million, and goodwill of approximately $314.0 million. We cannot assure you that we will sustain an operating profit or a positive cash flow. To diminish our losses, to continue to be profitable before interest expense and to continue to generate a positive cash flow, we will need to increase our advertising and subscriber revenue. This will require, among other things, maintaining or increasing the distribution of our Channels, attracting younger viewers to our channels, attracting more advertisers, increasing our ratings and maintaining or increasing our subscriber and advertising rates.

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We and the Guarantors may incur additional indebtedness, including secured indebtedness.

On an as adjusted basis giving effect to refinancing transactions, as of June 30, 2011, we would have had total debt outstanding of approximately $510 million, of which $210 million would have been secured, and borrowing availability of approximately $30 million under our new Senior Secured Credit Facilities.

Our indebtedness could have important consequences, such as:

·            limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

·            limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

·            limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

·            restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

·            restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and our subsidiaries’ existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

·            exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results;

·            increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and

·            limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

In addition to our debt service obligations, our operations require substantial investments on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.

Subject to the restrictions in our new Senior Secured Credit Facilities and the indenture governing the Notes, we and the Guarantors may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our new Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our and the Guarantors’ current debt levels, the risks described above could increase.

Our liquidity is dependent on external funds.

Unanticipated significant expenses or any developments that hamper our growth in revenue or cause our revenue to decrease may result in the need for additional external funds in order to continue operations. Any new debt financing would require the cooperation and agreement of existing lenders.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

·            our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

·            our future ability to borrow under our new Senior Secured Credit Facilities, the availability of which depends on, among other things, our complying with the covenants in the indenture governing the notes.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to draw under our new Senior Secured Credit Facilities, in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity, and/or negotiate with our lenders to restructure the applicable debt, in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Our new Senior Secured Credit Facilities and the indenture governing the notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

·            Our new Senior Secured Credit Facilities and, to a lesser extent, the indenture governing the Notes will contain, and any instruments governing future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

·            incur additional debt or issue certain preferred shares;

·            pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

·            make certain payments on debt that is subordinated or secured on a junior basis;

·            make certain investments;

·            sell certain assets;

·            create liens on certain assets;

·            consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

·            enter into certain transactions with our affiliates; and

·            designate our subsidiaries as unrestricted subsidiaries.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our new Senior Secured Credit Facilities and the indenture governing the Notes. Upon a default, unless waived, the lenders under our new Senior Secured Credit Facilities could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under the Senior Secured Credit Facilities and force us into bankruptcy or liquidation. Holders of the Notes would also have the ability ultimately to force us into bankruptcy or liquidation, subject to the indenture governing the Notes. In addition, a default under either our new Senior Secured Credit Facilities or the indenture governing the Notes would trigger a cross default under our other agreements and could trigger a cross default under the agreements governing our future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.

We depend on dividends and distributions from our direct and indirect subsidiaries to fulfill certain of our obligation, including our obligations under the Senior Secured Credit Facilities and the Notes. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

Substantially all of our assets are held through our subsidiaries. We depend on these subsidiaries for substantially all of our cash flow. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to us. Thus, our ability to service our debt obligations, including our ability to pay the interest on and principal of the Notes when due, depends on our subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to us. Our subsidiaries are separate and distinct legal entities and have no obligations, other than under the Guarantee of the notes, to make any funds available to us.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under our new Senior Secured Credit Facilities, that is not waived by the required holders of such indebtedness, could leave us unable to pay principal, premium, if any, or interest on the Notes and could substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on such indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, including our new Senior Secured Credit Facilities, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with any accrued and unpaid interest, the lenders under our new Senior Secured Credit Facilities could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under the Senior Secured Credit Facilities and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek waivers from the required lenders under our new Senior Secured Credit Facilities to avoid being in default. If we breach our covenants under our new Senior Secured Credit Facilities and seek waivers, we may not be able to obtain waivers from the required lenders thereunder.

“Most Favored Nations” provisions may require modification of existing distribution agreements which could adversely affect subscriber revenue.

A number of our existing distribution agreements contain “most favored nations’ or “MFN” clauses. These clauses typically provide that, in the event we enter into an agreement with another distributor on more favorable terms, these terms must be offered to the distributor holding the MFN right, subject to certain exceptions and conditions. These clauses cover matters such as subscriber fees, launch support, local advertising time and other financial and operating provisions. In the past, after entering into new distribution agreements, we have been asked by some of the distributors holding MFN rights to modify their distribution agreements to incorporate financial terms similar to those in the new agreements. Any claims of this type in the future could result in lower overall subscriber revenue or increased cash outlays; however, if our subscription base is increased as a result of such modifications, it could result in higher advertising revenue.

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

We experienced declines in viewer ratings across demographic categories resulting in decreases in advertising revenues and cash flows. A number of changes to our program schedule were implemented in the third quarter of 2010. These changes have caused a temporary disruption to established viewing patterns for our audience resulting in declines in household ratings. We are considering further changes in our programming. We must successfully implement the program rescheduling with an increase in ratings, which is uncertain, or otherwise address the decrease in ratings in order to maintain or increase our advertising revenues, to maintain subscriber fees and to maintain or improve our cash flow from operations.

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

If we fail to significantly increase our advertising revenue, we may be unable to achieve or sustain improved results or to expand our business. A failure to increase advertising revenue may be a result of any or all of the following: (i) a continued decline in viewer ratings mentioned above; (ii) the current economic environment that presents uncertainty regarding the condition of the advertising marketplace and the financial health of many industry segments and individual companies, including those which advertise on our channels; (iii) we may be unable to reduce our average viewer age to be within our target audience of viewers between the ages of 25 and 54; (iv) we may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience; (v) our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors; (vi) the advancement of technologies such as DVRs may cause advertisers to shift their expenditures to media in which their commercial messages are not circumvented by the technology; and (vii) we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots to fulfill guaranteed delivery numbers which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our channels and our number of subscribers.

Hallmark Cards controls us and this control could create conflicts of interest or inhibit potential changes of control.

Hallmark Cards, through HCC, its wholly-owned subsidiary, owns approximately 90.3% of the outstanding shares of our Common Stock. This control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Common Stock. As a result, the market price of our Common Stock could suffer, and our business could suffer. In addition, the control that Hallmark Cards and/or these specific wholly-owned affiliates may exert over us, either directly or indirectly, could give rise to conflicts of interest in certain situations.

We could lose the right to use the name “Hallmark,” which could harm our business.

Pursuant to license agreements, we license the name ‘Hallmark” from Hallmark Licensing, Inc., a subsidiary of Hallmark Cards, for use in the names of our Channels. Hallmark Licensing, Inc. has recently agreed to extend the term of the license agreements for an additional period that terminates on the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements. We believe that the use of this trademark is important for our Channels due to the substantial name recognition and favorable characteristics associated with the name in the United States.

Despite Hallmark Licensing, Inc.’s efforts to protect its trademark in the name ‘Hallmark,’ third parties may infringe or misappropriate the name “Hallmark,” which could harm our business.

Further, in the event of bankruptcy proceedings relating to Hallmark Licensing, Inc. or Hallmark Cards, a bankruptcy court could conclude that the license agreements are executory contracts and, subject to certain legal requirements, the bankruptcy trustee may either assume or reject the license agreements. Rejection of the license agreements could prevent us from continuing to use the “Hallmark” name. The loss of our license rights to use the name ‘Hallmark” could substantially harm our business.

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

Risks relating to our industry

The recent change in the television rating system in the United States could reduce our Channels’ revenue and our ability to achieve profitability.

Our domestic advertising revenue is partially dependent on television ratings provided by Nielsen Media Research. Nielsen is continually in the process of modifying its ratings system to accommodate emerging technologies and ongoing changes in the U.S. population. Nielsen is currently in the process of incorporating 2010 U.S. Census results into its 2012 sample. This process will continue through Spring/Summer 2012 as the U.S. Bureau of the Census’ 2010 data releases extend through June of 2012. As the impact of the changes continue to take effect, our ratings could either be positively or negatively affected by these changes, depending on the demographic characteristics of the households added to the Nielsen sample and the nature of any changes to their measurement systems. Additionally, in May of 2011 Nielsen began to issue credit for extended screen ratings for television programming viewed on in-home personal computers, which to-date, has added virtually no additional viewing due to the Nielsen’s current commercial qualifiers. We continue to factor the new rating information into our advertising rates as Nielsen continues its process of incorporating 2010 U.S. Census results and modifying its ratings system to accommodate emerging technologies.

Competition could reduce our Channels’ revenues and our ability to achieve profitability.

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

Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services that meet customer demands and evolving industry standards. The pay television industry has been, and is likely to continue to be, subject to:

·                  rapid and significant technological change, including continuing developments in technology which do not presently have widely accepted standards; and

·                  frequent introductions of new services and alternative technologies, including new technologies for providing video services.

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

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
3.2

Second Amended and Restated Certificate of Incorporation of Crown Media Holdings (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.3

Certificate of Designation, Powers, Preferences, Qualifications, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

4.1

Indenture, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated hereby in reference).

4.2	Form of 10.5% Senior Notes due 2019 (previously filed as Exhibit 4.2 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated hereby in reference).
10.1

Registration Rights Agreement, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and J.P. Morgan Securities LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein in reference).

10.2

Credit Agreement, dated as of July 14, 2011, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated hereby in reference).

10.3

Trademark License Extension Agreement (Hallmark Movie Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated hereby in reference).

10.4

Trademark License Extension Agreement (Hallmark Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated hereby in reference).

31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32†	Section 1350 Certifications.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101. DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

† Furnished, not filed.

†† XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	August 4, 2011
William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	August 4, 2011
Andrew Rooke

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
3.2

Second Amended and Restated Certificate of Incorporation of Crown Media Holdings (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.3

Certificate of Designation, Powers, Preferences, Qualifications, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

4.1

Indenture, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated hereby in reference).

4.2	Form of 10.5% Senior Notes due 2019 (previously filed as Exhibit 4.2 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated hereby in reference).
10.1

Registration Rights Agreement, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and J.P. Morgan Securities LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein in reference).

10.2

Credit Agreement, dated as of July 14, 2011, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated hereby in reference).

10.3

Trademark License Extension Agreement (Hallmark Movie Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated hereby in reference).

10.4

Trademark License Extension Agreement (Hallmark Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated hereby in reference).

31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32†	Section 1350 Certifications.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101. DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

† Furnished, not filed.

†† XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.