Form 10-Q
period 2011-09-30
CROWN MEDIA HOLDINGS INC
filed 2011-11-03
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 1, 2011, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,	As of September 30,
	2010	2011

ASSETS

Cash and cash equivalents	$30,565	$21,002
Accounts receivable, less allowance for doubtful accounts of $141 and $404, respectively	77,684	65,034
Receivable from Hallmark Cards	—	2,076
Program license fees	99,574	100,463
Prepaid program license fees	4,099	18,405
Deferred tax asset, net	—	13,000
Prepaid and other assets	2,367	2,418
Total current assets	214,289	222,398

Program license fees	136,503	150,453
Property and equipment, net	12,701	11,441
Deferred tax asset, net	—	223,000
Debt issuance costs	—	12,098
Other assets	1,008	2,211
Goodwill	314,033	314,033
Total assets	$678,534	$935,634

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(continued)

	As of December 31,	As of September 30,
	2010	2011

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$27,835	$12,643
Audience deficiency reserve liability	26,954	16,454
License fees payable	104,286	123,286
Payables to Hallmark Cards affiliates	1,005	2,267
Interest payable	—	9,266
Current maturities of long-term debt	—	2,100
Notes payable to HCC	38,174	—
Total current liabilities	198,254	166,016

Accrued liabilities	18,972	19,359
License fees payable	33,818	27,189
Long-term debt, net of current maturities	—	505,329
Notes payable to HCC	379,521	—
Total liabilities	630,565	717,893

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, $.01 par value; $1,000 liquidation preference; 1,000,000 shares authorized; 185,000 and 0 shares issued and outstanding as of December 31, 2010, and September 30, 2011, respectively	198,934	—

STOCKHOLDERS’ (DEFICIT) EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2010, and September 30, 2011	3,597	3,597
Paid-in capital	1,991,157	2,086,360
Accumulated deficit	(2,145,719)	(1,872,216)
Total stockholders’ (deficit) equity	(150,965)	217,741
Total liabilities and stockholders’ (deficit) equity	$678,534	$935,634

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
Advertising	$48,499	$55,953	$149,427	$169,243
Advertising by Hallmark Cards	—	—	208	358
Subscriber fees	13,973	18,013	46,839	53,894
Other revenue	48	82	133	298
Total revenue, net	62,520	74,048	196,607	223,793
Cost of Services:
Programming costs
Non-affiliates	30,809	31,879	89,343	99,465
Hallmark Cards affiliates	437	455	1,274	1,241
Contract termination	—	—	103	—
Other costs of services	3,092	3,133	8,399	9,026
Total cost of services	34,338	35,467	99,119	109,732
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	12,294	13,469	36,581	41,740
Marketing expense	7,114	2,615	8,551	3,508
Depreciation and amortization expense	347	345	1,113	1,097
Loss on sale of film assets	—	—	155	—
Income from operations before interest and income tax expense	8,427	22,152	51,088	67,716
Interest income	—	—	43	—
Interest expense	(2,509)	(10,556)	(53,622)	(13,886)
Income (loss) from operations before income tax (expense) benefit	5,918	11,596	(2,491)	53,830
Income tax benefit (expense)	—	191,685	(2,897)	235,093
Income (loss) before discontinued operations	5,918	203,281	(5,388)	288,923
Gain from sale of discontinued operations, net of tax	—	(1)	—	188
Net income (loss) and comprehensive income (loss)	5,918	203,280	(5,388)	289,111
Income allocable to Preferred Shareholder	(6,860)	(40,076)	(6,860)	(63,096)
Net (loss) income and comprehensive (loss) income to common shareholders	$(942)	$163,204	$(12,248)	$226,015

Weighted average number of common shares outstanding, basic and diluted	359,676	359,676	192,552	359,676
(Loss) income per common share before discontinued operations, basic and diluted	$—	$0.45	$(0.06)	$0.63
Gain per common share from discontinued operations, basic and diluted	—	—	—	—
Net (loss) income per common share, basic and diluted	$—	$0.45	$(0.06)	$0.63

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,388)	$289,111
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on sale of film assets	155	—
Gain on sale of discontinued operations	—	(188)
Depreciation and amortization	93,186	96,911
Accretion on company obligated mandatorily redeemable preferred interest	1,717	—
Provision for allowance for doubtful accounts	44	261
Loss on sale of fixed asset	2	—
Costs associated with the Recapitalization	1,049	—
Income tax expense (benefit)	2,897	(235,093)
Stock-based compensation	233	28
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,795	12,389
Additions to program license fees	(41,946)	(108,582)
Increase in prepaid and other assets	(10,126)	(16,732)
Increase (decrease) in accounts payable, accrued and other liabilities	14,311	(24,168)
Increase in interest payable	33,820	9,232
Increase (decrease) in license fees payable	(44,312)	14,919
Increase (decrease) in payables to affiliates	78	(12,081)
Net cash provided by operating activities	51,515	26,007
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(729)	(730)
Payments to buyer of international business	(686)	(94)
Net cash used in investing activities	(1,415)	(824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Funding of restricted cash account	(20,019)	—
Principal payments on the credit facility	(1,000)	—
Payment on notes payable to HCC	868	(330,390)
Redemption of Preferred Stock	—	(185,000)
Dividends paid to Preferred Stockholder	—	(13,837)
Issuance of the Notes	—	300,000
Issuance of Term Loan, net of original issue discount	—	207,900
Principal payments on the Term Loan	—	(525)
Payments for debt issuance costs	(3,596)	(12,109)
Principal payments on capital lease obligations	(659)	(785)
Net cash used in financing activities	(24,406)	(34,746)
Net increase (decrease) in cash and cash equivalents	25,694	(9,563)
Cash and cash equivalents, beginning of period	10,456	30,565
Cash and cash equivalents, end of period	$36,150	$21,002

Supplemental disclosure of cash and non-cash activities:
Interest paid	$15,079	$2,572
Reduction of additional paid-in capital for obligation under tax sharing agreement	$5,501	$7,807
Asset acquired through capital lease obligation	$248	$—
Additional paid-in capital arising from early extinguishment of debt	$—	$87,305
Additional paid-in capital arising from redemption of preferred stock	$—	$15,705
Non-cash activities related to the troubled debt restructuring:
Elimination of deferred debt issuance costs related to old notes payable to HCC	$475	$—
Satisfaction of payable to Hallmark Cards affiliates	(23,798)	—
Issuance of new notes payable to HCC	432,140	—
Satisfaction of old notes payable to HCC	(340,697)	—
Satisfaction of senior secured note payable to HCC, including accrued interest	(797,423)	—
Issuance of redeemable preferred stock	185,000	—
Issuance of common stock	2,549	—
Additional paid-in capital from issuance of redeemable preferred and common stock	541,754	—

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2010 and 2011

1. Business and Organization

Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its wholly-owned subsidiary Crown Media United States, owns and operates pay television channels (collectively, the “Channels” or the “channels”) dedicated to high quality, entertainment programming for adults and families, in the United States. As of  June 29, 2010, following the recapitalization of the Company as described below, the significant investor in the Company is H C Crown, LLC (“HCC”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”).

The Company’s continuing operations are currently organized into one operating segment, the Channels.

Liquidity

As of September 30, 2011, the Company had $21.0 million in cash and cash equivalents on hand.  Also available to the Company was the full $30.0 million bank credit facility.  Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and, prior to a series of recapitalization transactions consummated June 29, 2010 (the “Recapitalization”), forbearance by Hallmark Cards and its affiliates.

On July 14, 2011 the Company used the proceeds from a new $210.0 million senior secured term loan (the “Term Loan”) and $300.0 million of senior unsecured notes (the “Notes”) to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock (collectively, the “2011 Refinancing”).  All of these instruments are described further below.

The Company’s management anticipates that the principal uses of cash during the twelve month period ending September 30, 2012 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and mandatory principal payments of $44.0 million to $48.0 million under the Term Loan and Notes, and such additional principal payments made from excess cash flows as defined, as may become due under the Term Loan.  The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through September 30, 2012.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $12,000 for the three months ended September 30, 2010, and the Company’s bad debt expense decreased $39,000 in the three months ended September 30, 2011. The Company’s bad debt expense was $44,000 and $261,000 for the nine months ended September 30, 2010 and 2011, respectively.

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

Net income attributable to common stockholders for both the three and nine months ended September 30, 2010, reflects allocations in favor of preferred stockholders for imputed preferred stock dividends for financial reporting purposes of $6.9 million. Net income attributable to common stockholders for the three and nine months ended September 30, 2011, reflects the following allocations, stated respectively, in favor of preferred stockholders: (i) imputed preferred stock dividends for financial reporting purposes of $134,000 and $1.8 million, (ii) cumulative preferred stock dividends of $993,000 and $13.8 million, and (iii) the potential participation in common stock dividends (equivalent to approximately 71.2 million shares of common stock) of $38.9 million and $47.5 million. Approximately 66,000 and 37,000 stock options have been excluded from the determination of diluted net income or loss per share for the three months ended September 30, 2010 and 2011, respectively, because the individual effect in each instance was antidilutive.  Approximately 75,000 and 46,000 stock options for the nine months ended September 30, 2010 and 2011, respectively, have been excluded.

Concentration of Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of accounting losses.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for  both the three months ended September 30, 2010 and 2011, and together accounted for a total of 78% and 84% of consolidated subscriber revenue during the three months ended September 30, 2010 and 2011, respectively.  Three and two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended September 30, 2010 and 2011, respectively, and together accounted for 60% and 46% of our subscribers during the three months ended September 30, 2010 and 2011, respectively.

Six and five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the nine months ended September 30, 2010 and 2011, respectively, and together accounted for a total of 80% and 83% of consolidated subscriber revenue during the nine months ended September 30, 2010 and 2011, respectively.  Three and two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the nine months ended September 30, 2010 and 2011, respectively, and together accounted for 60% and 46% of our subscribers during the nine months ended September 30, 2010 and 2011, respectively.

Five and two of our programming content providers each accounted for more than 10% of our total license fees payable for the nine months ended September 30, 2010 and 2011, respectively, and together accounted for a total of 92% and 46% of the consolidated programming liability for the nine months ended September 30, 2010 and 2011, respectively.

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially change its consolidated financial statement disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for the Company in 2012 and will be applied retrospectively. This amendment will not change the manner in which the Company presents comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment (Topic 350),” (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test.

The Company elected to adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements and footnote disclosures.

3. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of September 30,
	2010	2011
	(In thousands)
Program license fees — non-affiliates	$552,869	$594,541
Program license fees — Hallmark Cards affiliates	15,000	14,500
Program license fees, at cost	567,869	609,041
Accumulated amortization	(331,792)	(358,125)
Program license fees, net	$236,077	$250,916

License fees payable are comprised of the following:

	As of December 31,	As of September 30,
	2010	2011
	(In thousands)
License fees payable — non-affiliates	$126,375	$140,116
License fees payable — Hallmark Cards affiliates	11,729	10,359
Total license fees payable	138,104	150,475
Less current maturities	(104,286)	(123,286)
Long-term license fees payable	$33,818	$27,189

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses have no remaining programming value.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  During the three and nine months ended September 30, 2010, such changes in estimates resulted in additional amortization of program license fees of $0 and $227,000, respectively.  During the three and nine months ended September 30, 2011, such changes in estimates resulted in additional amortization of program license fees of $0 and $600,000, respectively.

Under certain license agreements with RHI Entertainment Distribution, LLC (“RHIED”) the Company is obligated to pay $5.3 million through December 1, 2013.  In connection with its reorganization in bankruptcy, RHIED assigned its right to receive these license payments to Hallmark Cards.  During 2011 the Company reclassified $2.5 million from license fees payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards.  Therefore, at September 30, 2011, the payable to Hallmark Cards affiliates includes $1.2 million related to this assignment.  The remaining $2.8 million relates to license periods that have not commenced as of September 30, 2011; accordingly, such amount is not reflected in the accompanying condensed consolidated balance sheet.  See Commitments and Contingencies below.

4. Revolving Credit Facilities, Term Loan, the Notes and Registration Rights Agreement

Credit Facilities and Term Loan

At December 31, 2010 the Company had no outstanding borrowings under a $30.0 million revolving credit facility issued by JP Morgan Chase Bank, N.A. as most recently amended June 29, 2011.  This agreement expired July 14, 2011.  At September 30, 2011, the Company had no outstanding borrowings under a $30.0 million revolving credit facility issued by JP Morgan Chase Bank, N.A. on July 14, 2011.  There were no letters of credit outstanding at either December 31, 2010, or September 30, 2011. Interest expense on borrowings under these credit facilities for both the three months ended September 30, 2010 and

2011, was $0. Interest expense on borrowings under these credit facilities for each of the nine months ended September 30, 2010 and 2011, was $4,000 and $0, respectively.

On July 14, 2011, in connection with the 2011 Refinancing, the Company entered into a new $240.0 million credit agreement (the “Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”).  The Credit Agreement provides for a seven year $210.0 million senior secured term loan facility (the “Term Loan”) and a five year $30.0 million senior secured super-priority revolving credit facility.  The Term Loan was issued at a discount of 1.0% or $2.1 million.

The Term Loan was drawn on July 14, 2011, at LIBOR at the Company’s election. All LIBOR term loans will bear interest at the LIBOR Rate (subject to a minimum rate of 1.25%) plus 4.50%.  The interest rate at September 30, 2011, was 5.75%. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly.

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

The credit facility contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of September 30, 2011.

The Company made its first principal payment of $525,000 under the Term Loan on September 30, 2011. Interest expense under the Term Loan was $2.8 million for both the three and nine months ended September 30, 2011. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 6.3% during both the three and nine months ended September 30, 2011.

The Notes

On July 14, 2011, also as part of the 2011 Refinancing, the Company issued $300.0 million in aggregate principal amount of 10.5% Senior Notes, at par, due July 15, 2019 (the “Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  The Notes are guaranteed on a senior basis by each of Crown Media Holdings’ subsidiaries (the “Guarantors”).

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

Interest expense under the Notes was $6.8 million for both the three and nine months ended September 30, 2011. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during both the three and nine months ended September 30, 2011.

Maturities

The aggregate maturities of long-term debt including future interest for each of the five years subsequent to September 30, 2011, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)

The Notes, due July 15, 2019	$552,088	$31,588	$31,500	$31,500	$31,500	$31,500	$394,500

Term Loan, due July 14, 2018	292,316	14,326	14,170	14,047	13,925	13,835	222,013
	$844,404	$45,914	$45,670	$45,547	$45,425	$45,335	$616,513

Early Extinguishment of Debt and Redemption of Preferred Stock

The proceeds of the Term Loan and the Notes were used by the Company to (i) repay borrowings under the Term A Loan and Term B Loan, both of which were payable to HCC and (ii) redeem all of the Company’s outstanding Series A Preferred Stock, all of which was held by HCC.

At the time of the 2011 Refinancing, the carrying amounts of the Term A Loan, the Term B Loan and Preferred Stock significantly exceeded the respective reacquisition and redemption prices by approximately $87.3 million and $15.7 million, respectively. In consideration of these carrying amounts having been derived from the provisions of the Recapitalization in which HCC was a significant participant, the benefits arising from the extinguishments and redemption, $103.0 million in the aggregate, have been deemed capital contributions by HCC. Accordingly, such benefits have been credited to additional paid-in capital in the accompanying balance sheet.

Transaction costs of $12.1 million have been included as debt issuance costs in the accompanying balance sheet at September 30, 2011. The effective interest method is being used to amortize the $2.1 million original issue discount related to the Term Loan as well as transaction costs associated with each of the Term Loan and the Notes. The Term Loan is a variable-rate instrument.

Registration Rights Agreement

The holders of the Notes are entitled to the benefits of a Registration Rights Agreement dated July 14, 2011 (the “Registration Rights Agreement”), by and among Crown Media Holdings, the Guarantors and the initial purchaser.  Pursuant to the Registration Rights Agreement, Crown Media Holdings and the Guarantors agreed to file a registration statement with the Securities and Exchange Commission for an offer to exchange the Notes for a new issuance of substantially identical notes issued under the Securities Act and to use their commercially reasonable efforts to cause the registration statement to be declared effective on or before April 10, 2012 or otherwise be subject to specified default interest rate provisions until the commitment is fulfilled.  As discussed further under Subsequent Events, such a registration statement was declared effective by the Securities and Exchange Commission on October 4, 2011.

Guarantees

Crown Media Holdings, Inc. has no independent assets or operations, the guarantees by the subsidiary guarantors are full and unconditional, joint and several, and there are no subsidiaries of Crown Media Holdings, Inc. that are not subsidiary guarantors.  With certain exceptions described above, the Notes and the Credit Facilities impose restrictions on the payment of dividends by Crown Media Holdings, Inc. and the subsidiary guarantors.

5. Related Party Long-Term Obligations

2011 Refinancing Transaction

The proceeds of the Notes, the Term Loan and extensions of credit under the Credit Agreement were used to repay all borrowings under the Term A and Term B Loans and to redeem all the Series A Preferred Stock, consisting of 185,000 shares held by HCC.  On July 14, 2011, the Company paid principal and interest of $191.4 million and $115.5 million under its Term A and Term B Loans, respectively, and redeemed its Preferred Stock of $185.0 million and paid dividends on its Preferred Stock of $993,000.

Related Party Long-Term Obligations

The Company paid principal of $306.8 million and interest of $91,000 during the three months ended September 30, 2011, on the Term A and Term B Loans.  The Company paid principal of $330.4 million and interest of $1.5 million during the nine months ended September 30, 2011, on the Term A and Term B Loans.  The Company paid principal of $67,000 and interest of $21,000 during the nine months ended September 30, 2010, on the Term A and Term B Loans.  On October 1, 2010, the Company paid principal and interest of $8.1 million, which was otherwise payable on September 30, 2010.

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

Hallmark Guarantee; Interest and Fee Reductions

Hallmark Cards unconditionally guaranteed the Company’s obligations to JPMorgan Chase Bank under the credit facility that expired on July 14, 2011.  This credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility through July 14, 2011; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards.  The Company paid Hallmark Cards a reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%, respectively. Interest expense to HCC in connection with the JPMorgan Chase Bank credit facility was $0 for both the three months ended September 30, 2010 and 2011. Interest expense to HCC in connection with the JPMorgan Chase Bank credit facility was $1,000 and $0 for the nine months ended September 30, 2010 and 2011, respectively. Commitment fee expense for the three months ended September 30, 2010 and 2011, was $10,000 and $1,000, respectively. Commitment fee expense for the nine months ended September 30, 2010 and 2011, was $32,000 and $20,000, respectively.

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

On a quarterly basis through December 31, 2008, Hallmark Cards paid the Company cash for 75% of the estimated benefit from losses with the balance applied as an offset against other amounts owed by the Company to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to limitations under any loan indentures or contracts restricting such offsets.  As part of the Recapitalization, the federal tax sharing agreement was amended to provide that 100% of any such benefit will be deferred for application against future tax liabilities of the Company.  Pursuant to the August 2003 amendment to the federal tax sharing agreement, the benefit that would otherwise have resulted from interest accrued on the 10.25% senior secured note was not available to the Company until such interest was paid in cash. As a result of the Recapitalization, such interest accrued from January 1, 2010, through June 29, 2010, was treated as a deduction under the amended federal tax sharing agreement.

At December 31, 2009, the Company owed Hallmark Cards $8.5 million under the federal tax sharing agreement for 2009. The liability was satisfied on June 29, 2010, in connection with the Recapitalization. For the year ended December 31, 2010, the Company owed Hallmark Cards $12.9 million for tax as calculated pursuant to the amended federal tax sharing agreement and this amount was paid to Hallmark Cards in December 2010. The Company owed Hallmark Cards $5.1 million under the federal tax sharing agreement for the first quarter of 2011 which was paid in April 2011. The Company owed Hallmark Cards $5.4 million under the federal tax sharing agreement for the second quarter of 2011 which was paid in July 2011. The Company owed Hallmark Cards $0 under the federal tax sharing agreement for the third quarter of 2011.  Hallmark Cards owed the Company $2.1 million at September 30, 2011, under the federal tax sharing agreement subsequent to the September 2011 filing of the 2010 consolidated federal income tax return.

Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings. Consequently, Hallmark Entertainment Holdings and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Cards (as successor to Hallmark Entertainment Holdings) and the Company file consolidated, combined or unitary state tax returns.  The Company makes tax-sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company’s taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.   Hallmark Cards has agreed to waive the state tax liability associated with the 2010 cancellation of debt income in those states in which Hallmark Cards files a combined return.  Accordingly, the Company has reduced the liability for the state taxes and credited paid-in capital for that amount.  As of September 30, 2011, it is estimated that the Company will owe Hallmark Cards approximately $1.0 million with respect to the state tax sharing payments relating to 2010 and 2011.  This amount will be payable two days prior to the due date of the state tax returns. In October 2011, the Company paid $742,000 to Hallmark Cards related to California state taxes.

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

At December 31, 2010, and September 30, 2011, the Company’s payables to Hallmark Cards affiliates on the accompanying condensed consolidated balance sheets were $1.0 million and $2.3 million, respectively. The December 31, 2010, balance was comprised of $757,000 of state taxes due under the state tax sharing agreement and $248,000 of non-interest bearing unpaid accrued service fees and unreimbursed expenses.  The September 30, 2011, balance was comprised of $1.0 million of taxes due under the federal and state tax sharing agreements and $1.3 million of assigned license payments. The $15.2 million outstanding at December 31, 2009, was satisfied on June 29, 2010, in connection with the Recapitalization.

Additionally, Hallmark Cards owed the Company $2.1 million at September 30, 2011, under the federal tax sharing agreement subsequent to the September 2011 filing of the 2010 consolidated federal income tax return. Such amount can be used as a credit in respect to any future payments due from the Company to Hallmark Cards.

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

Trademark License Agreements

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

7. Release of Valuation Allowance

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

•                  Future reversals of existing taxable temporary differences

•                  Taxable income in prior carry back year(s) if carry back is permitted under the tax law

•                  Tax planning strategies

•                  Future taxable income exclusive of reversing temporary differences and carry forwards

The Company has released a portion of its valuation allowance and has recognized an unreserved deferred tax asset of approximately $236.0 million on its balance sheet as of September 30, 2011.  This also results in a non-cash reduction in income tax expense.

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

In accordance with ASC 740, the Company recorded $191.8 million of tax benefit for the portion of the change in valuation allowance arising from expected realization of deferred tax assets in future years as a discrete item in the third quarter of 2011.

The Company will continue to evaluate the available positive and negative evidence available in subsequent periods and adjust its remaining valuation allowance to an amount it determines to be more likely than not to be realized.

8. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

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

The Company also paid NICC $2.8 million and $0 during the nine months ended September 30, 2010 and 2011, respectively, in connection with the provisions of the Company Agreement, the December 2005 NICC Agreement and the Modification Agreement.  No amounts were paid to NICC during the three months ended September 30, 2010 or 2011.

9. Share-Based Compensation and Long Term Incentive Plan

Share-Based Compensation

The Company recorded $124,000 of compensation expense and $18,000 of compensation benefit associated with restricted stock units (RSUs) during the three months ended September 30, 2010 and 2011, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded $233,000 and $28,000 of compensation expense associated with the restricted stock units (RSUs) during the nine months ended September 30, 2010 and 2011, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

As of December 31, 2010, and September 30, 2011, there was no unrecognized compensation cost, related to non-vested stock options granted. The closing price of a share of the Company’s common stock, which is used to calculate the RSU liability, was $2.62 on December 31, 2010, and $1.43 on September 30, 2011. The Company expects to settle its RSUs in cash and records the fair value of these awards as a liability. As of December 31, 2010, and September 30, 2011, there was unrecognized compensation cost, related to non-vested RSUs granted, in the amount of $375,000 and $340,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

The Company issued cash settlements related to the RSUs during the three and nine months ended September 30, 2010 and 2011, of $163,000 and $154,000, respectively.

Long Term Incentive Plan

In the second quarter of 2009, the Company granted Long Term Incentive Compensation Agreements (“LTI Agreements”) to each vice president, senior vice president, executive vice president and president of the Company.  The target award under each LTI Agreement is a percentage of the employee’s base salary and ranges from $26,000 to $469,000.  Of each grant, 50% is an Employment Award (as defined under the

LTI Agreements) and 50% is a Performance Award (as defined under the LTI Agreements).  The Employment Award vested on August 31, 2011, and was settled in cash on September 2, 2011.  A portion of the Performance Award vested on December 31, 2010, and was subsequently settled in the first quarter of 2011, and the remaining 50% may vest and be settled on December 31, 2011, in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2010, death or disability.  Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award.  The Company’s Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

The Company did not achieve the two-year EBITDA target but did obtain 91% achievement of the two-year Cash Flow target at December 31, 2010.  The Company settled the Cash Flow target during first quarter of 2011 in the amount of $157,000.  The Company settled the Employment Award during the third quarter of 2011 in the amount of $1.1 million.

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

The Company recorded $309,000 and $607,000 of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the three months ended September 30, 2010 and 2011,  related to these agreements. The Company recorded $1.0 million and $1.5 million of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2010 and 2011, respectively, related to these agreements. Additionally, the $1.9 million and $2.0 million liability for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2010 and September 30, 2011, respectively.

10. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s notes payable to HCC and redeemable preferred stock at December 31, 2010, and the Company’s Term Loan and Notes at September 30, 2011.

	December 31, 2010		September 30, 2011
	Carrying	Significant Unobservable Inputs (Level 3) Fair	Carrying	Significant Unobservable Inputs (Level 3) Fair
	Amount	Value	Amount	Value
	(In thousands)

Term A Loan and interest payable to HCC	$261,433	$199,361	$—	$—
Term B Loan and interest payable to HCC	156,262	119,528	—	—
Redeemable Preferred Stock	198,934	229,433	—	—
Term Loan	—	—	207,429	207,429
The Notes	—	—	300,000	300,000

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Estimates of the fair value of certain of the Company’s financial instruments are presented in the table above.

As a result of recent market conditions, the Company’s debt obligations with HCC had limited or no observable market data available. Fair value measurements for these instruments are included in Level 3 of the fair value hierarchy of ASC Topic 820. These fair value measurements are based primarily upon the Company’s own estimates and are often based on its current pricing policy, the current economic and competitive environment, the characteristics of the instrument, credit and interest rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in an immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

As the 2011 Refinancing closed on July 14, 2011, book value has been used to approximate fair value for the Term Loan and The Notes at September 30, 2011. In consideration of the 2011 Refinancing having closed recently on July 14, 2011, the carrying values of the Term Loan and Notes have been used to approximate their respective fair values.

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

11. Commitments and Contingencies

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

A trial took place in September 2010.  On March 9, 2011, the Delaware Court of Chancery concluded that the process and the price of the Recapitalization were entirely fair and entered a final judgment order in favor of the defendants on all claims and dismissed the lawsuit with prejudice.  On April 7, 2011, Muoio filed notice of appeal.  Muoio’s initial brief was filed on May 23, 2011, and the Company and the other appellees responded on June 22, 2011. A hearing date for the appeal has been set for December 14, 2011. Notwithstanding the favorable trial court ruling, at this time the Company cannot predict the eventual outcome of the appeal process.

Approximately $2.1 million has been recorded in accounts receivable and approximately $434,000 in accounts payable and accrued liabilities on the accompanying balance sheet at December 31, 2010, related to litigation costs to be reimbursed by the insurance company.  Approximately $2.3 million has been recorded in accounts receivable and approximately $0 in accounts payable and accrued liabilities on the accompanying balance sheet at September 30, 2011, related to amounts to be reimbursed by the insurance company.

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

Indemnifications of Third Parties for Residuals and Participations Liabilities

In December 2006, the Company sold its film library consisting of domestic rights and certain international ancillary rights to approximately 620 television movies, mini-series and series (the “Crown

Library”) to RHI Entertainment LLC, an affiliate of RHIED (“RHI”).  As a condition of the sale, the Company agreed to pay up to $22.5 million for residuals and profit participations related to RHI’s domestic exploitation of the Crown Library for a ten-year period ending December 14, 2016. The Company estimated the fair value of this obligation to be approximately $10.6 million at December 15, 2006, assuming the maximum payout.  From time-to-time the Company reviews its estimate of the timing and amount of the otherwise unscheduled payments.  At September 30, 2011, the Company has estimated the accreted and adjusted accrued liability to be $5.5 million.  Along with RHIED, RHI filed for reorganization in bankruptcy in December 2010.  Pursuant to RHI’s court-approved plan of reorganization, the Company is obligated to make the following payments on behalf of RHI to certain creditors of RHI: $2.5 million on May 1, 2011; and approximately $8.0 million on July 5, 2011.  The Company paid $2.6 million in May 2011, $7.6 million during the third quarter of 2011 and expects to pay the remaining amount due prior to December 31, 2011. The remainder of the estimated liability is classified as other than current.

In April 2005 the Company sold its international business including the international rights to its film library.  As a condition of the sale, the Company agreed to pay an otherwise unlimited amount for residuals and participations related to the purchaser’s exploitation of the film assets for a ten-year period ending April 25, 2015.  The Company estimated the fair value of this obligation to be approximately $4.5 million at April 26, 2005.  From time-to-time the Company reviews its estimate of the timing and amount of the otherwise unscheduled payments.  At September 30, 2011, the Company has estimated the accreted and adjusted accrued liability to be $449,000, $277,000 of which is classified as current.

12. Subsequent Events

The Company commenced a registered exchange offer in October 2011 to exchange any and all of its $300.0 M aggregate principal amount of 10.5% Senior Secured Notes due 2019 that were issued in a private placement, i.e., the Notes as described above, for an equal principal amount of its 10.5% Senior Secured Notes due 2019 that have been registered under the Securities Act of 1933, as amended (the “Exchange Notes”).

The exchange offer is being made to satisfy the Company’s obligations under the July 14, 2011 registration rights agreement described above and related to the issuance of the Notes.  The exchange offer does not represent a new financing transaction. The Company will not receive any further proceeds from the exchange offer.

The terms of the Exchange Notes are substantially identical to the terms of the Notes, except that certain transfer restrictions, registration rights and additional interest provisions do not apply to the Exchange Notes. Original Notes that are not exchanged in the exchange offer will continue to be subject to the existing transfer restrictions, and the Company will generally have no further obligation to provide for the registration of those notes under the Securities Act of 1933, as amended.

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

Description of Business and Overview

Current Business

We own and operate pay television channels (the “Channels”) known as the Hallmark Channel and the Hallmark Movie Channel, each of which is dedicated to high-quality, family friendly entertainment programming. Available in 87 million U.S. homes, Hallmark Channel presents original, made for television movies and specials and popular television series including Golden Girls and Frasier. The Hallmark Channel features a contemporary lifestyle programming block for daytime headlined by the Emmy Award-winning The Martha Stewart Show.  In September, we premiered a new daytime series, Emeril’s Table, featuring Master Chef Emeril Lagasse. The Hallmark Movie Channel is a 24-hour cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classic theatrical and made-for-television films, and presentations from the award-winning Hallmark Hall of Fame collection. Consistent with the Hallmark brand, both Channels are a preeminent source of holiday programming, with the Hallmark Channel often ranking first on Saturday nights among cable network movies during the Christmas holiday season.

Reaching 87 million subscribers, the Hallmark Channel is one of the most widely distributed independent channels in the United States. The Hallmark Movie Channel is one of the fastest-growing new cable channels, adding over 25 million subscribers in the past three years. We believe that we have established these Channels as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

Our Channels offer a range of high-quality entertainment programming for families including popular television series, movies, miniseries, theatricals, romances, literary classics, and contemporary stories. Sources for programming on our Channels include programming (both movies and series) licensed from Buena Vista Television, CBS Television Distribution, Hallmark Hall of Fame, Martha Stewart Living Omnimedia, Paramount Pictures, RHI Entertainment Distribution, and Twentieth Television, among others.

Programming acquired from third parties is an important component of our Channels as we continually develop and refine our programming strategy. This programming includes original movies produced by a variety of experienced television production companies and ‘‘off network’’ television series. Our production agreements for original movies cover one specific movie or a package of several movies. Typically under these agreements, our Channels have the right to exhibit the movies for an initial window of 5 to 8 years and have the right to extend the term for an additional 3 or more years, which we exercise based on the performance of the movies in their initial window. With respect to television series which we acquire from third parties, we typically have the right to exhibit the series for a window of 3 to 5 years.

The Hallmark Channel is currently distributed to approximately 84% of all United States pay television subscribers. We currently distribute (a) the Hallmark Channel through 5,253 cable, satellite and other pay television distribution systems and (b) the Hallmark Movie Channel through 2,415 such systems. Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the three months ended September 30, 2011, and together accounted for a total of 84% of consolidated subscriber revenue during the three months ended September 30, 2011.  Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended September 30, 2011, and together accounted for 46% of our subscribers during the three months ended September 30, 2011.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the nine months ended September 30, 2011, and together accounted for a total of 83% of consolidated subscriber revenue during the nine months ended September 30, 2011. Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the nine months ended September 30, 2011, and together accounted for 46% of our subscribers during the nine months ended September 30, 2011.

Two of our programming content providers each accounted for more than 10% of our total license fees payable for the nine months ended September 30, 2011, and together accounted for a total of 46% of the consolidated programming liability. From time to time, for promotional purposes, we also exhibit excerpts of certain programming on our website.

We view a “subscriber” as a household that receives, on a full or part-time basis, a channel on a program tier of a distributor. We determine our Hallmark Channel subscribers from subscriber numbers reported by Nielsen Media Research. Subscribers include both viewers who pay a monthly fee for the tier programming and so-called “promotional” subscribers who are given free access to the tier by the distributor for a limited time.  We earn advertising revenue in the form of spot or general rate advertising and direct response advertising. During the three months ended September 30, 2011, no single advertiser accounted for more than 5.1% of advertising revenue and the top three advertiser categories (food products, drug/pharmaceutical and retail) accounted for 59.1% of total advertising revenue. Our advertisers include those in the following industries: auto; baby care, beauty and fitness; beverages; computers and electronics; drug and pharmaceutical; entertainment; financial; food products; home improvement; household supply; insurance; military, religion and services; pet; restaurants; retail; and travel.  We license the trademark “Hallmark” for use on our Channels pursuant to certain trademark license agreements with a subsidiary of Hallmark Cards. We believe that the use of this trademark is important for our Channels due to the substantial name recognition and favorable characteristics associated with the name in the United States.

According to Nielsen Media Research (“Nielsen”), the Hallmark Channel had 87.0 million and 87.3 million subscribers at September 30, 2011, and December 31, 2010, respectively, making it the 38th most widely distributed advertising-supported cable channel in the United States at each date. Ratings for the Hallmark Channel changed from 24th in total day viewership with a 0.4 household rating and 25th for prime time with a household rating of 0.7 during the third quarter of 2010 among the 78 cable channels in the United States market to 25th in total day viewership with a 0.4 household rating and 24th for prime time with a 0.7 household rating during the third quarter of 2011 among the 86 cable channels in the United States market.  Ratings for the Hallmark Channel changed from 20th in total day viewership with a 0.2 Women 25-54 rating and 25th for prime time with a Women 25-54 rating of 0.3 during the third quarter of 2010 among the 78 cable channels in the United States market to 22nd in total day viewership with a 0.2 Women 25-54 rating and 29th for prime time with a 0.3 Women 25-54 rating during the third quarter of 2011 among the 86 cable channels in the United States market.

In the second quarter of 2010, Nielsen began reporting ratings information for the Hallmark Movie Channel, after which we began selling Hallmark Movie Channel inventory to advertisers based on audience guarantees. This ratings information has increased and will continue to increase our ability to grow revenue from that channel. At September 30, 2011, Nielsen reported that the Hallmark Movie Channel was distributed to almost 42.6 million subscribers. Ratings for the Hallmark Movie Channel changed from 43rd in total day viewership with a 0.2 household rating and 43rd for prime time with a household rating of 0.3 during the third quarter of 2010 among the 78 cable channels in the United States market to 44th in total day viewership with a 0.2 household rating and 38th for prime time with a 0.4 household rating during the third quarter of 2011 among the 86 cable channels in the United States market.  Ratings for the Hallmark Movie Channel changed from 38th in total day viewership with a 0.1 Women 25-54 rating and 49th for prime time with a Women 25-54 rating of 0.1 during the third quarter of 2010 among the 78 cable channels in the United States market to 37th in total day viewership with a 0.1 Women 25-54 rating and 47th for prime time with a 0.1 Women 25-54 rating during the third quarter of 2011 among the 86 cable channels in the United States market.

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

Our agreements with Martha Stewart Living Omnimedia, including the acquisition of exclusive rights to the live daytime lifestyle program The Martha Stewart Show and rights to the extensive library of Martha Stewart branded lifestyle programming, represent a key part of our strategy to attract viewers that appeal to relatively higher CPM (i.e., advertising rates per thousand viewers) advertisers.  We introduced this lifestyle programming in various dayparts in the second quarter of 2010, leading to the September 2010 premier of season six of The Martha Stewart Show on the Hallmark Channel.  Additionally in September 2010, Hallmark Channel premiered several other original lifestyle shows for the daytime lifestyle block.  These program changes have resulted in reductions in the ratings delivery of the Channel.

Advertising Revenue

The changes in the economy during third quarter of 2011 had a slightly negative impact on cable advertising rates, including the rates for our inventory.  Our third quarter of 2011 scatter market inventory was sold at rates 1% below rates in the 2010 scatter market and 77% above the rates for 2011 inventory sold in the upfront.  Additionally, direct response rates were down by 20% compared to that inventory sold in the same period of 2010, with the addition of overnight and early morning inventory reducing the 2011 average.

In the 2011/2012 upfront process representing the sale of our inventory for the last quarter of 2011 and the first three quarters of 2012, we entered into agreements with major advertising firms representing approximately 43% of our advertising inventory.  In the 2010/2011 upfront process representing the sale of our inventory for the last quarter of 2010 and the first three quarters of 2011, we entered into agreements with major advertising firms representing approximately 40% of our advertising inventory.  The 2011/2012 inventory was sold at CPMs 11% higher than the inventory sold in the 2010/2011 upfront, including increases in rates related to our lifestyle programming block.  We sold additional general rate inventory for the 2010/2011 broadcast season to advertisers that purchase upfront inventory on a calendar year basis, rather than an advertising year basis, and will sell the balance in the scatter marketplace. Additionally, we sold approximately 32% of the Hallmark Movie Channel’s available inventory in the 2011/2012 upfront, as compared to 9% in the 2010/2011 upfront.

Following the upfront period, sales of our general rate and direct response inventory are made closer to the timing of the actual advertisement. Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. In prior years, cancellations of upfront contracts were unusual. The third quarter 2011 cancellation options that were exercised represent 18% of the third quarter 2011 upfront dollars.

Distribution Agreements

Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from March 2012 through December 2022, inclusive of renewal options.  Of these distribution agreements, agreements accounting for approximately 28% of the Hallmark Channel subscriber base and 32% of the Hallmark Movie Channel subscriber base will expire or be the subject of renewal negotiations prior to December 31, 2012. A distribution agreement with Cox Communications, Inc. (“Cox”) ended on December 31, 2010.  Our Channels continue to be distributed by Cox under the terms of the expired agreement through a series of extensions while renewal negotiations continue.  The Cox distribution agreement covers approximately 5% of our subscribers for the Hallmark Channel and 8% of our subscribers for the Hallmark Movie Channel.   In October 2011, a distribution agreement with Cablevision with a term ending on September 30, 2011, was amended and renewed through September 30, 2017.

The universe of cable and satellite TV subscribers in the United States is approximately 105 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 90 million or more subscribers.  It is a mature market with relatively high penetration. According to Nielsen Media Research, the Hallmark Channel had 87.0 million subscribers at September 30, 2011, and 87.3 million subscribers at December 31, 2010, making it the 38th most widely distributed advertising-supported cable channel in the United States at each date. As of September 30, 2011, the Hallmark Movie Channel is now distributed to 42.6 million subscribers.

Demographics

As pay television channels draw audience share, audience demographics (i.e., viewers categorized by characteristics such as age, gender and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on channels which attract the desired viewer demographic.

We believe that the key demographics for the Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54.  However, the average median age of a viewer of the Hallmark Channel was 59.2 in 2010, and, in December 2010, the total day average median age of viewers of the Hallmark Channel and Hallmark Movie Channel was 57 and 63, respectively. For the third quarter of 2011, the average median viewing age was 58 for the Hallmark channel and 65 for the Hallmark Movie Channel. In order to achieve our revenue goals, we need to draw in our target audience.

Revenue from Continuing Operations

Our revenue consists of advertising fees and subscriber fees.

Advertising

We earn advertising revenue in the form of spot or general rate advertising and direct response advertising. Beginning in the fourth quarter of 2010, we implemented program schedules that rely upon content that is supported by general rate and direct response advertising, effectively eliminating paid-programming (i.e., “infomercials”) as a source of revenue. Spot advertisements and direct response advertisements are generally 30 seconds long and are aired during or between licensed program content.  Spot advertisements are priced at a rate per thousand viewers and almost always bear the Company’s commitment to deliver a specified number of viewers.  Our revenue from direct response advertising varies in proportion to the direct sales achieved by the advertiser.  It is sold without ratings or product sales commitments.  Paid-programming is sold at fixed rates for 30 minute blocks of time, typically airing in the early morning hours.  It requires no licensed program content.  Our advertising revenue is affected by the mix of these forms of advertising.

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

We typically sell approximately 40% of our Channels’ advertising in the “up-front” season, generally in June and July of each year, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for ADUs and sell the remainder in the spot or scatter market and to advertisers that purchase up-front inventory on a calendar year basis. Contracts executed in the 2010/2011 upfront period require that the Company use its best efforts to run sufficient make-good advertising spots within 12 months to achieve the impressions guarantees.  If the Company does not make-good within 12 months, the Company is no longer obligated to satisfy the under-delivery of the guaranteed impressions.

Among the 86 ad-supported cable channels in the United States market in 2011, the Hallmark Channel ranked 24th  in total day viewership with an average 0.4 household rating for the year and 30th for prime time with an average 0.6 household rating for the year, according to Nielsen Media Research. Among the 86 ad-supported cable channels in the United States market in 2011, the Hallmark Movie Channel ranked 43rd  in total day viewership with an average 0.2 household rating for the year and 37th for prime time with an average 0.4 household rating for the year, according to Nielsen Media Research. Among the 86 ad-supported cable channels in the United States market in 2011, the Hallmark Channel ranked 21st in total day viewership with an average 0.2 Women 25-54 rating for the year and 28th for prime time with an average 0.3 Women 25-54 rating for the year, according to Nielsen Media Research. Among the 86 ad-supported cable channels in the United States market in 2011, the Hallmark Movie Channel ranked 36th in total day viewership with an average 0.1 Women 25-54 rating for the year and 48th for prime time with an average 0.1 Women 25-54 rating for the year, according to Nielsen Media Research.

Among the 78 ad-supported cable channels in the United States market in 2010, the Hallmark Channel ranked 26th  in total day viewership with an average 0.4 household rating for the year and 23rd for prime time with an average 0.7 household rating for the year, according to Nielsen Media Research. Among the 78 ad-supported cable channels in the United States market in 2010, the Hallmark Movie Channel ranked 59th in total day viewership with an average 0.1 household rating for the year and 54th for prime time with an average 0.2 household rating for the year, according to Nielsen Media Research. Among the 78 ad-supported cable channels in the United States market in 2010, the Hallmark Channel ranked 19th in total day viewership with an average 0.2 Women 25-54 rating for the year and 26th for prime time with an average 0.3 Women 25-54 rating for the year, according to Nielsen Media Research. Among the 78 ad-supported cable channels in the United States market in 2010, the Hallmark Movie Channel ranked 61st in total day viewership with an average 0.0 Women 25-54 rating for the year and 48th for prime time with an average 0.1 Women 25-54 rating for the year, according to Nielsen Media Research.

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

Our Channels are usually offered as one of a number of channels on either a basic tier or part of other program packages and are not currently offered on a stand-alone basis. Thus, while a cable or satellite customer may subscribe and unsubscribe to the tiers and program packages in which one of our Channels is placed, these customers do not subscribe and unsubscribe to our Channels alone.  We are not provided with information from the distributors on their overall subscriber churn and in what manner their churn rates affect our subscriber counts; instead, we are provided information on the total number of subscribers who receive the Channels.

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

2011 Refinancing

On July 14, 2011, the Company consummated the 2011 Refinancing, which included the issuance of the Notes (defined below), entry into a new credit agreement (including a $210.0 million term loan and a $30.0 million revolving credit facility) and the use of proceeds from those transactions to repay the existing Term A and Term B loans and to redeem the outstanding Preferred Stock.

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

Each of the following constitutes an event of default under the Indenture: (1) failure to make the payment of any interest on the Notes when the same becomes due and payable, with such failure continuing for a period of 30 days; (2) failure to make the payment of any principal of, or premium, if any, on, the Notes when the same becomes due and payable at its stated maturity, upon acceleration, redemption, optional redemption, required repurchase or otherwise; (3) failure to comply with the covenants in the Indenture covering merger, consolidation and sale of property; (4) failure to comply with covenants in the Indenture requiring the Company to offer to purchase all of the Notes upon a change of control; (5) failure to comply with any other covenant or agreement in the Notes or in the Indenture with such failure continuing for 60 days after written notice is given to the Company by the Trustee or holders of not less than 25% in principal amount of the outstanding Notes; (6) a default under any debt of the Company or any restricted subsidiary that results in acceleration of the final maturity of such debt, or failure to pay any such debt at final maturity (giving effect to applicable grace periods), in an aggregate amount greater than $25.0 million; (7) any judgment or judgments for the payment of money in an aggregate amount in excess of $25.0 million is rendered against the Company or any significant subsidiary and is not paid, discharged or stayed for a period of 60 days after such judgment becomes final;  (8) certain events involving bankruptcy, insolvency or reorganization of the Company or any significant subsidiary; and (9) any subsidiary guarantee of a significant subsidiary ceases to be in full force and effect (subject to certain exceptions), or any significant subsidiary denies that it has any further liability under its guarantee.

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

Registration Rights Agreement

The holders of the Notes are entitled to the benefits of a Registration Rights Agreement dated July 14, 2011 (the “Registration Rights Agreement”), by and among the Company, the Guarantors and the initial purchaser.  Pursuant to the Registration Rights Agreement, the Company and the Guarantors agreed to file a registration statement with the Securities and Exchange Commission for an offer to exchange the Notes for a new issuance of substantially identical notes (“Exchange Notes”) issued under the Securities Act and to use their commercially reasonable efforts to cause the registration statement to be declared effective on or before April 10, 2012.

The Company’s registration statement registering the Exchange Notes was declared effective on October 4, 2011 and it commenced the registered exchange offer of Notes for Exchange Notes.  The Company anticipates consummating the exchange in early November 2011. The exchange offer does not represent a new financing transaction. The Company will not receive any further proceeds from the exchange offer.

The terms of the Exchange Notes are substantially identical to the terms of the Notes, except that certain transfer restrictions, registration rights and additional interest provisions do not apply to the Exchange Notes. Notes that are not exchanged in the exchange offer will continue to be subject to the existing transfer restrictions, and the Company will generally have no further obligation to provide for the registration of those Notes.

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

HCC continues to own approximately 90.3% of the outstanding shares of the Company’ common stock following the repayment of the HCC debt and redemption of the Series A Preferred Stock held by HCC.

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three and nine months ended September 30, 2010 and 2011, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percentage			Percentage
			Change			Change
	Three Months Ended September 30,		2011 vs.	Nine Months Ended September 30,		2011 vs.
	2010	2011	2010	2010	2011	2010
Revenue:
Advertising	$48,499	$55,953	15%	$149,635	$169,601	13%
Subscriber fees	13,973	18,013	29%	46,839	53,894	15%
Other revenue	48	82	71%	133	298	124%
Total revenue	62,520	74,048	18%	196,607	223,793	14%
Cost of Services:
Programming costs	31,246	32,334	3%	90,617	100,706	11%
Operating costs	3,092	3,133	1%	8,502	9,026	6%
Total cost of services	34,338	35,467	3%	99,119	109,732	11%
Selling, general and administrative expense	12,641	13,814	9%	37,694	42,837	14%
Marketing expense	7,114	2,615	-63%	8,551	3,508	-59%
Loss from sale of film assets	—	—		155	—	-100%
Income before interest and income tax expense	8,427	22,152	163%	51,088	67,716	33%
Interest expense	(2,509)	(10,556)	321%	(53,579)	(13,886)	-74%
Income (loss) before income tax expense and gain from sale of discontinued operations	5,918	11,596		(2,491)	53,830
Income tax benefit (provision)	—	191,685		(2,897)	235,093
Income (loss) before gain from sale of discontinued operations	5,918	203,281		(5,388)	288,923
Gain from sale of discontinued operations	—	(1)		—	188
Net income (loss)	$5,918	$203,280		$(5,388)	$289,111

Other Data:
Net cash provided by operating activities	$22,727	$11,877	-48%	$51,515	$26,007	-50%
Net cash used in investing activities	$(303)	$(123)	-59%	$(1,415)	$(824)	-42%
Net cash (used in) provided by financing activities	$(4,466)	$2,174	-149%	$(24,406)	$(34,746)	42%
HC day household ratings (1)(3)(4)	0.4	0.4	0%	0.4	0.4	0%
HC primetime household ratings (2)(3)(4)	0.7	0.7	0%	0.7	0.6	-14%
HMC day household ratings (1)(3)(4)	0.2	0.2	0%	0.1	0.2	100%
HMC primetime household ratings (2)(3)(4)	0.3	0.4	33%	0.2	0.4	100%
HC day W25-54 ratings (1)(3)(4)	0.2	0.2	0%	0.2	0.2	0%
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.3	0%	0.3	0.3	0%
HMC day W25-54 ratings (1)(3)(4)	0.1	0.1	0%	—	0.1	100%
HMC primetime W25-54 ratings (2)(3)(4)	0.1	0.1	0%	0.1	0.1	0%
HC subscribers at period end (4)	90,218	87,014	-4%	90,218	87,014	-4%
HMC subscribers at period end (4)	38,153	42,630	12%	38,153	42,630	12%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period July 1 through September 30 and January 1 through September 30.

(4)  “HC” represents Hallmark Channel and “HMC” represents Hallmark Movie Channel. Ratings and subscribers are reported by A.C. Nielsen (“Nielsen”).

Results of Operations

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2011

Revenue.  Our revenue from continuing operations, comprised primarily of subscriber and advertising fees, increased $11.5 million or 18% in 2011 over 2010. The $7.5 million or 15% increase in advertising revenue is primarily due to higher advertising rates. Advertising revenue from the Hallmark Movie Channel increased from $4.6 million for the three months ended September 30, 2010, to $7.8 million for the three months ended September 30, 2011.

For the three months ended September 30, 2011, Nielsen ranked the Hallmark Channel 25th in total day viewership with a 0.4 household rating and 24th in primetime with a 0.7 household rating among the 86 cable channels in the United States market. For the three months ended September 30, 2011, Nielsen ranked the Hallmark Movie Channel 44th in total day viewership with a 0.2 household rating and 38th in primetime with a 0.4 household rating among the 86 cable channels in the United States market.

Our subscriber fee revenue increased $4.0 million or 29% due to rate increases under certain distribution agreements, net of a loss in the number of subscribers.  Since the Company was in negotiations with one multiple systems operator during the third quarter of 2010 and did not renew a contract with another multiple systems operator that expired in August 2010, this had a negative impact on subscriber fee revenue during the third quarter of 2010. The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $485,000 and $298,000 for 2010 and 2011, respectively.

Cost of services. Cost of services as a percent of revenue decreased to 48% in 2011 as compared to 55% in 2010. This decrease results primarily from the effects of the 18% increase in total revenue discussed above, and is offset in part by the 3% increase in programming costs, discussed below.

Programming costs increased $1.1 million or 3% from 2010 due to additional expense incurred in conjunction with the acquisition of new programming such as Frasier and lifestyle programming, which became available for viewing. Operating costs remained constant quarter over quarter.

Selling, general and administrative expense.  Our selling, general and administrative expense increased approximately $1.2 million over the three months ended September 30, 2010. Research costs increased $269,000 due to the growth in Hallmark Movie Channel subscribers and employee costs increased $1.1 million.

Marketing expense.  Our marketing expense decreased $4.5 million or 63% due to the Company allocating significant marketing resources to the 2010 launch of The Martha Stewart Show.

Interest expense.  Interest expense increased $8.1 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Interest expense on the Term A and Term B loans was $936,000 and interest on the Company obligated mandatorily redeemable preferred interest was $572,000 for the three months ended September 30, 2010. On July 14, 2011, as part of the 2011 Refinancing, the Company issued $300.0 million in aggregate principal amount of 10.5% Senior Notes, at par, due July 15, 2019. The Company also entered into a new $240.0 million Credit Agreement. The Credit Agreement provides for a seven year $210.0 million senior secured term loan facility and a five year $30.0 million senior secured super-priority revolving credit facility.  Interest on the Notes and the Term Loan was $6.8 million and $2.8 million for the three months ended September 30, 2011, respectively.  At September 30, 2010, the balance of our Term A and Term B loans was $433.0 million, with an effective interest rate of less than 1%.  At September 30, 2011, the balance of our Term Loan and Notes was $507.4 million.

Income tax (expense) benefit. During the three months ended September 30, 2011, the Company has released $191.8 million of the valuation allowance previously recorded against its deferred tax asset, resulting in an unreserved deferred tax asset of approximately $236.0 million on its balance sheet as of September 30, 2011.  This also results in a non-cash reduction in income tax expense. The Company recorded $115,000 of income tax expense for estimated AMT and state tax for the three months ended September 30, 2011.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2011

Revenue.  Our revenue, comprised primarily of subscriber and advertising fees, increased $27.2 million or 14% in 2011 over 2010. The $20.0 million or 13% increase in advertising revenue is primarily due to higher advertising rates. Due to ratings information being provided for the Hallmark Movie Channel from April 1, 2010, forward and growth in its subscribers, advertising revenue from the Hallmark Movie Channel increased from $12.5 million for the nine months ended September 30, 2010, to $23.5 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, Nielsen ranked the Hallmark Channel 24th in total day viewership with a 0.4 household rating and 30th in primetime with a 0.6 household rating among the 86 cable channels in the United States market.

Our subscriber fee revenue increased $7.1 million or 15%.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $1.5 million and $894,000 for 2010 and 2011, respectively. Since the Company was in negotiations with one multiple systems operator from mid-May through mid-November 2010, this had a negative impact on subscriber fee revenue during part of 2010.

Cost of services. Cost of services as a percent of revenue decreased to 49% in 2011 as compared to 50% in 2010. This decrease results primarily from the 14% increase in total revenue discussed above, offset in part by the effects of the $10.1 million or 11% increase in programming costs, discussed below.

Operating costs for 2011 increased $524,000 over 2010 due in part to the $217,000 increase in bad debt expense. The Company’s bad debt expense was $44,000 for 2010, as compared to $261,000 for 2011.  Additionally, employee costs increased $134,000 and tape duplication costs increased $148,000 as compared to 2011.

Programming costs increased $10.1 million or 11% from 2010 due to additional expense incurred in conjunction with the acquisition of new programming such as Frasier and lifestyle programming. Additionally, the Company wrote off one series that is no longer aired on the Hallmark Channel during 2011. Because The Martha Stewart Show was aired during all of the nine months ended September 30, 2011, but only during part of September 2010, the programming expense associated with this show was significantly higher.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $5.2 million over 2010. Research costs increased $1.4 million due to ratings information being provided for the Hallmark Movie Channel from April 1, 2010 forward, and growth in its subscribers, and employee costs increased $2.2 million. The Company recorded non-recurring debt issuance costs attributable to the 2010 Recapitalization of $1.0 million and banking fees of $2.5 million in 2010 and 2011, respectively.

Marketing expense.  Our marketing expense decreased $5.0 million or 59% in 2011 versus 2010 due to the Company allocating significant marketing resources to the 2010 launch of The Martha Stewart Show. The Company expects its marketing expenses to increase during the fourth quarter of 2011 due to the promotion of original holiday programming.

Loss from sale of film assets. In June 2010, the Company concluded that payments for residuals and participations, which are liabilities from the Company’s December 2006 sale of its film assets, would occur generally sooner based upon a request for payment received in July 2010.  Accordingly, the Company increased the carrying amount of the liability by $155,000 and recognized a corresponding loss from sale of film assets in the accompanying statement of operations.

Interest expense.  Interest expense decreased $39.7 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.   Interest expense on the old debt prior to the 2010 Recapitalization was $47.7 million, interest expense on the Term A and Term B loans was $957,000, and interest expense on the Company obligated mandatorily redeemable preferred interest was $1.7 million for the nine months ended September 30, 2010. Interest on the Term A and Term B loans was $1.5 million for the nine months ended September 30, 2011. Interest on the Notes and the Term Loan was $6.8 million and $2.8 million for the nine months ended September 30, 2011, respectively.  At September 30, 2010, the balance of our Term A and Term B loans was $433.0 million, with an effective interest rate of less than 1%.  At September 30, 2011, the balance of our Term Loan and Notes was $507.4 million.

Income tax (expense) benefit. During the nine months ended September 30, 2011, the Company released $236.0 million of the valuation allowance previously recorded against its deferred tax asset, resulting in an unreserved deferred tax asset of approximately $236.0 million on its balance sheet as of September 30, 2011.  This also resulted in a non-cash reduction in income tax expense. For tax purposes, the Recapitalization generated cancellation of debt income of $147.0 million.  Accordingly, the Company generated federal and state taxable income for both regular tax and alternative minimum tax (“AMT”) purposes.  For regular tax purposes, this income is fully offset by net operating loss carryforwards.  However, for federal AMT purposes, loss carryforwards have been used against AMT income but were limited to 90% of AMT income.  As a result, the Company has recorded an income tax expense of $2.9 million for the AMT in its consolidated statements of operations for the nine months ended September 30, 2010. The Company recorded income tax expense for estimated AMT of $641,000 for the nine months ended September 30, 2011. This reflects accounting for income taxes on a separate return basis.

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

Liquidity and Capital Resources

Cash provided by operating activities was $51.5 million and $26.0 million for the nine months ended September 30, 2010 and 2011, respectively. The Company had net income of $289.1 million for the nine months ended September 30, 2011, as compared to a net loss of $5.4 million for the nine months ended September 30, 2010. Our depreciation and amortization expense for the nine months ended September 30, 2011, increased to $96.9 million from $93.2 million while our income tax benefit increased $238.0 million for the nine months ended September 30, 2011. The Company made programming payments of $94.1 million and $108.2 million during the nine months ended September 30, 2010 and 2011, respectively.

Cash used in investing activities was $1.4 million and $824,000 during the nine months ended September 30, 2010 and 2011, respectively. During the nine months ended September 30, 2010 and 2011, we purchased property and equipment of $729,000 and $730,000, respectively. During the nine months ended September 30, 2010 and 2011, the Company paid $686,000 and $94,000, respectively, to the buyer of the international business for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments. The related liability was recognized in 2005 as part of the sale of our international business.

Cash used in financing activities was $24.4 million and $34.7 million for the nine months ended September 30, 2010 and 2011, respectively. The Company made principal payments on its Term A and Term B loans of $67,000 and $330.4 million for the nine months ended September 30, 2010 and 2011, respectively. The Company made dividend payments of $13.8 million to the Preferred Stockholder during the nine months ended September 30, 2011.  The Company redeemed its Preferred Stock for $185.0 million on July 14, 2011. The Company made its first $525,000 principal payment under its Term Loan on

September 30, 2011.  In conjunction with the 2011 Refinancing, the Company paid $12.1 million of debt issuance costs and received proceeds of $300.0 million and $207.9 million from the issuance of the Note and the Term Loan, respectively. In conjunction with the 2010 Recapitalization, the company paid $3.6 million of debt issuance costs. Also, during the nine months ended September 30, 2010, pursuant to provisions of the Recapitalization, the Company sequestered $20.0 million for payment on the Company obligated mandatorily redeemable preferred interest, which was subsequently paid on December 1, 2010.

In December 2010, the Company paid Hallmark Cards $12.9 million under the federal tax sharing agreement, marking the first time that the Company has remitted cash under the agreement since it became a member of the consolidated federal tax reporting group in March 2003.  In June 2010, $8.5 million owed by the Company under the tax sharing agreement comprised a portion of HCC Debt that was subject to the Recapitalization. During the nine months ended September 30, 2011, the Company paid Hallmark Cards $10.5 million under the federal tax sharing agreement relating to income generated in first and second quarters of 2011. No amounts were due for the third quarter of 2011. In October 2011, the Company paid $742,000 to Hallmark Cards related to California state taxes.

The Company’s management anticipates that the principal uses of cash during the twelve month period ending September 30, 2012 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and mandatory principal payments of $44.0 million to $48.0 million under the Term Loan and Notes, and such additional principal payments made from excess cash flows as defined, as may become due under the Term Loan.  The Company believes that cash on hand, cash generated by operations, and borrowing available under its bank credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through September 30, 2012.

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

Among the factors that could cause actual results to differ materially are those discussed in this Report below and in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and subsequent Quarterly Reports on Form 10-Q. Such Risk Factors include, but are not limited to, the following:  competition for distribution of channels, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our channels; our ability to address our liquidity needs; and our substantial indebtedness affecting our financial condition and results.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2011, the decline of the fair value of the fixed income portfolio would not be material.

As of September 30, 2011, our cash, cash equivalents and short-term investments had a fair value of $21.0 million and were invested in cash. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three and nine months ended September 30, 2011, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of September 30, 2011, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $21.0 million, or 3% of total assets, as of September 30, 2011. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $207.4 million, or 29% of total liabilities, as of September 30, 2011. Net interest expense for the three months ended September 30, 2011, was $10.6 million, 14%, of our total revenue. Net interest expense for the nine months ended September 30, 2011, was $13.9 million, 6%, of our total revenue.  Our net interest expense for this liability is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

If market interest rates were to increase or decrease by 1%, our interest expense for both the three and nine months ended September 30, 2011, would change by $455,000.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September  30, 2011, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	November 3, 2011

William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	November 3, 2011

Andrew Rooke

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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