Form 10-K
period 2011-12-31
CROWN MEDIA HOLDINGS INC
filed 2012-03-01
CIK 1103837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $66,320,172.

         As of February 24, 2012, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed, are incorporated by reference in Part III of this Form 10-K.

ii

        In this Annual Report on Form 10-K the terms "Crown Media Holdings" or the "Company," refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, including Crown Media United States, LLC ("Crown Media United States"). The term "Common Stock" refers to our Class A Common Stock and Class B Common Stock, unless the context requires otherwise. As part of the 2010 Recapitalization described herein, each outstanding share of Class B Common Stock was reclassified as a share of Class A Common Stock and the Class B Common Stock was eliminated. The term "Preferred Stock" refers to our Series A Convertible Preferred Stock, which was redeemed on July 14, 2011, in connection with the 2011 Refinancing described herein.

        The name "Hallmark" and other product or service names are trademarks or registered trademarks of entities owned by Hallmark Cards, Incorporated ("Hallmark Cards").

Certain Terms

        The following is a list of certain terms used throughout this Annual Report on Form 10-K:

ADUs	Audience Deficiency Units, or units of advertising inventory that are made available to advertisers as fulfillment for past advertisements purchased by the advertiser that did not deliver the guaranteed viewership ratings.
Network	Hallmark Channel or Hallmark Movie Channel (collectively, the "Networks").
CPM	Cost per thousand, or advertising rate per thousand viewers.
Hallmark or Hallmark Cards	Hallmark Cards, Incorporated.
Hallmark Channel	A 24-hour television destination for family-friendly programming and a leader in the production of original movies.
Hallmark Movie Channel

A 24-hour cable network dedicated to offering viewers a collection of movies and long form programming appropriate for the entire family including a mix of Hallmark Channel original movies, classic theatrical films, and Hallmark Hall of Fame presentations.

Scatter Market	Advertising sold after the close of the upfront season, in close proximity to its air date.
Upfront Season	The period of time when advertisers commit to a certain volume of advertising for the fourth quarter of one year and the first three quarters of the following year.

PART I

ITEM 1.    Business

Company Overview

        We own and operate pay television Networks, each of which is dedicated to high-quality entertainment programming for families. Hallmark Channel features popular television series such as Cheers and Frasier as well as original movies with compelling stories and internationally recognized stars. It has also offered a "lifestyle" programming block featuring The Martha Stewart Show and Emeril's Table featuring Chef Emeril Lagasse. Hallmark Movie Channel is a 24-hour cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classical theatrical films, and presentations from the award-winning Hallmark Hall of Fame collection as well as other long form television programming. Consistent with the Hallmark brand, both Networks are a preeminent source of holiday programming, with Hallmark Channel often ranking first among cable networks movies during the Christmas holiday season.

        Reaching approximately 87 million subscribers, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movie Channel is one of the fastest-growing new cable networks, reaching nearly 45 million subscribers.

        We believe that we have established these Networks as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

        The following table shows our Networks' programming sources, selected pay television distributors and the total number of subscribers as of December 31, 2011:

	Hallmark Channel	Hallmark Movie Channel
Programming Sources	• Original Productions	• Original Productions
	• Other third-party sources	• Other third-party sources
	• Hallmark Hall of Fame	• Hallmark Hall of Fame
• Martha Stewart Living Omnimedia
Selected Pay Television Distributors	• Cablevision	• Cablevision
	• Charter	• Charter
	• Comcast	• Comcast
	• Cox	• Cox
	• DIRECTV	• DIRECTV
	• Dish Network	• Dish Network
	• NCTC	• NCTC
	• Mediacom	• Time Warner
	• Time Warner	• Verizon Communication (FiOS)
• Verizon Communication (FiOS)
Total Subscribers	87.0 million(1)	44.8 million(1)

(1)
Source: Nielsen Focus and The Nielsen Public U.E. December 2011.

        Programming acquired from third parties is an important component of our Networks as we continually develop and refine our programming strategy. This programming includes original movies produced by a variety of experienced television production companies and "off network" television series. Our production agreements cover one specific movie or a package of several movies. Typically under these agreements, our Networks have the right to exhibit the movies for an initial window of 5 to 8 years for an unlimited number of airings and have the right to extend the term for an additional 3 years, which we exercise based on the performance of the movies in their initial window. With respect to television series which we acquire from third parties, we typically have the right to exhibit the series for a window of 3 to 5 years.

        Hallmark Channel is currently distributed to approximately 84% of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,369 cable, satellite and other pay television distribution systems and (b) Hallmark Movie Channel through approximately 2,680 such systems. Five of our distributors each accounted for more than 10%, and together accounted for a total of 83%, of our consolidated subscriber revenue for the year ended December 31, 2011. Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the year ended December 31, 2011, and together accounted for 46% of our consolidated subscribers on that date. The loss of one of these distributors could have a significant impact on our operations. Three of our programming content providers each accounted for more than 10% of our total license fees payable for the year ended December 31, 2011, and together accounted for a total of 56% of the consolidated programming liability.

        We view a "subscriber" as a household that receives, on a full or part-time basis, a network as part of a program package or a program tier of a distributor. We determine our Hallmark Channel and Hallmark Movie Channel subscribers from subscriber numbers reported by Nielsen Media Research. Subscribers include both viewers who pay a monthly fee for the tier programming and so-called "promotional" subscribers who are given free access to the tier by the distributor for a limited time.

        We license the trademark "Hallmark" for use on our Networks pursuant to certain trademark license agreements with a subsidiary of Hallmark Cards. We believe that the use of this trademark is extremely important for our Networks due to the substantial name recognition and favorable characteristics associated with the name in the United States.

        During 2009, 2010 and 2011, domestic network operations comprised the Company's sole operating segment.

Company History

        Crown Media Holdings was incorporated in the State of Delaware in December 1999. Its wholly-owned subsidiary, Crown Media United States, owns, operates and distributes the Networks. On June 29, 2010, the Company consummated a series of recapitalization transactions (the "2010 Recapitalization"). Following the 2010 Recapitalization, the significant investor in the Company is H C Crown, LLC, a subsidiary of Hallmark Cards ("HCC"). Prior to the 2010 Recapitalization, significant investors in Crown Media Holdings were Hallmark Entertainment Investments Co., a subsidiary of Hallmark Cards ("HEIC"), the National Interfaith Cable Coalition, Inc. ("NICC"), The DIRECTV Group, Inc. and, indirectly through their investments in HEIC, Liberty Media Corporation and J.P. Morgan Partners (BHCA), L.P.

        On July 14, 2011 the Company used the proceeds from a new $210.0 million senior secured term loan (the "Term Loan") and $300.0 million of senior unsecured notes (the "Notes") to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock (collectively, the "2011 Refinancing"). All of these instruments are described further below.

Business Strategy

        In the current economic environment, we are pursuing the following objectives:

  •
  High-quality, family friendly programming.  We will continue to be the preeminent source for 24/7 family programming that is trusted by our audience and highly desirable to our advertisers.

  •
  Hallmark Channel home lifestyle programming block.  We plan to strengthen our program offerings with content that is consistent with our core values of family, home and celebration.

  •
  Original movies and series.  We plan to develop more original movies and will start developing series intended to become uniquely identified with the Networks.

  •
  Hallmark Channel and Hallmark Movie Channel differentiation.  We will continue to improve and refine Hallmark Channel and Hallmark Movie Channel programming to make the two networks distinctly different sources of compelling family entertainment.

  •
  Distribution.  We plan to continue increasing distribution and subscriber fees for Hallmark Channel and achieve full distribution of Hallmark Movie Channel.

  •
  Advertising.  We plan to pursue a diverse group of high-quality, stable advertisers and achieve higher advertising pricing rates through our trusted content, valuable target audience demographics and strong ratings.

  •
  Content provider.  We plan to position ourselves for future growth as a content provider for new technologies by building our library of programming and exploring collaborations in emerging media.

  •
  Profitability.  We will continue to increase our profitability by paying down debt, achieving further cost efficiencies, increasing distribution and focusing on advertising revenue growth.

Employees

        We had 170 employees at December 31, 2010, and 173 employees at December 31, 2011. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good. Most of our Networks' employees work at our offices in Studio City, California and New York, New York.

Industry Overview

        The pay television industry is comprised primarily of program suppliers, pay television network providers and pay television distributors. Program suppliers, from whom we acquire or license a portion of our programming, include many of the major production studios, independent production companies and other independent owners of programming. These program suppliers create, develop and finance the production of, or control rights to, movies, television miniseries, series and other programming.

        We are a pay television network provider, which are all major U.S. cable and satellite networks that often produce programming and acquire or license programming from program suppliers and generally package the programming according to an overriding theme and brand strategy. Pay television network providers and distributors generally restrict viewership through security encryption devices that limit viewership to paying subscribers. Pay television network providers compete with each other for distribution and to attract viewers and advertisers and generally target audiences with a certain demographic composition, so that they can then sell advertising to advertisers seeking to reach the providers' demographic audiences.

        According to SNL Kagan, in 2010 there were a total of approximately 177 basic pay television networks in the U.S., of which 86 were rated by Nielsen. In 2010, total revenue generated by U.S. basic pay television networks was $45.2 billion, consisting principally of $24.8 billion in subscriber fees and $18.8 billion in advertising sales, based on SNL Kagan estimates. According to SNL Kagan, in 2011 there were a total of approximately 180 basic pay television networks in the U.S., of which 97 were rated by Nielsen. In 2011, total revenue generated by U.S. basic pay television networks was $49.8 billion, consisting principally of $26.8 billion in subscriber fees, $21.6 billion in advertising sales and $1.4 billion in other operating revenue, based on SNL Kagan estimates.

        Pay television distributors own and operate the platforms used to deliver networks to subscribers. These distributors use several different technologies to reach their subscribers as described below. Distributors attempt to create a mix of networks that will be attractive to their subscriber population in an attempt to gain new subscribers and to minimize subscriber turnover. Distributors have different levels of service for subscribers, with each service level containing a different package of networks. Pay television distributors often create "tiers" of programming services, and our services occasionally are offered on family or movie programming tiers. Various distributors offer additional broadband services such as Internet access, telephony and video-on-demand over their systems.

        As a result of the competition for use of the digital cable capacity for networks and broadband services, pay television network providers are often required initially to pay subscriber acquisition fees to pay television distributors for carriage on their systems or the addition of subscribers. These subscriber acquisition fees are paid to television distributors on a per subscriber basis and generally in advance of any receipt of subscriber fee revenue from such pay television distributors.

Distribution Platforms

        Four major distribution platforms are currently used to transmit programming. First, cable television systems use coaxial or fiber optic cable to transmit multiple networks from a central facility, known as a headend, to the individual subscriber's television set. Second, analog and digital satellite broadcast systems (such as direct-to-home or "DTH") use satellite transponders to broadcast television programming to individual dwellings with satellite reception equipment, including a dish and a decoder. Third, telephone companies ("Telcos") use a combination of traditional cable and Internet Protocol Television ("IPTV") technologies to reach their subscribers. For example, Verizon adopted a hybrid model combining traditional cable and IPTV technologies while AT&T launched full-fledged IPTV networks. While traditional cable systems devote a slice of bandwidth to each network and push all the networks to subscribers at one time, IPTV uses architecture in which only the network being watched at that moment is sent through the distribution system to the viewer, freeing up bandwidth capacity for other features and more interactivity. Lastly, networks can also be distributed through satellite master antenna television ("SMATV"). SMATV is used primarily for buildings, such as apartments and hotels that receive programming from satellites by means of a single antenna that is connected to the buildings' headend. The television signals are then distributed to individual units in the building by coaxial cable or fiber.

        From time to time, for promotional purposes, we exhibit excerpts of certain programming on our website.

Sources of Revenue

  Advertising Revenue

        We earn advertising revenue in the form of spot or general rate advertising, direct response advertising and paid-programming (i.e., "infomercials"). During the fourth quarter of 2010, we implemented program schedules that rely upon content that is supported by general rate and direct response advertising, effectively eliminating paid-programming as a source of revenue. Spot advertisements and direct response advertisements are generally 30 seconds long and are aired during or between programs. Spot advertisements are priced at a rate per thousand viewers and almost always bear the Company's commitment to deliver a specified number of viewers. Our revenue from direct response advertising varies in proportion to the direct sales achieved by the advertiser in response to the advertising. It is sold without ratings or product sales commitments. Paid-programming is sold at fixed rates for 30 minute blocks of time, typically airing in the early morning hours. It requires no licensed program content. Our advertising revenue is affected by the mix of these forms of advertising.

        Our rates for spot advertisements are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership.

        Revenue is recorded net of ADUs. Whenever spot advertising is aired in programs that do not achieve promised viewership ratings, we issue ADUs which provide the advertiser with additional spots at no additional cost. We defer a pro rata amount of advertising revenue and recognize a like amount as a liability for programs that do not achieve promised viewership ratings. When the make-good spots are subsequently aired, revenue is recognized and the liability is reduced. The level of inventory that is utilized for ADUs varies over time and is influenced by prior fluctuations in our under-delivery, if any, of viewers against promised ratings as well as the rate at which we and our customers mutually agree to utilize the ADUs.

        We typically sell approximately 40% of our Networks' advertising in the up-front season, generally in June and July of each year, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for ADUs and sell the remainder in the spot or scatter market and to advertisers that purchase up-front inventory on a calendar year basis.

        According to Nielsen Media Research ("Nielsen"), Hallmark Channel had approximately 87.0 million and 87.3 million subscribers at December 31, 2011 and 2010, respectively, making it the 38th most widely distributed advertising-supported cable network in the United States at each date. Ratings for Hallmark Channel was 16th in total day viewership with a 0.5 household rating and 18th for prime time with a household rating of 0.8 during 2010 among the 86 cable networks in the United States market and was 16th in total day viewership with a 0.5 household rating and 24th for prime time with a 0.7 household rating during 2011 among the 86 cable networks in the United States market. Ratings for Hallmark Channel was 19th in total day viewership with a 0.2 Women 25-54 rating and 27th for prime time with a Women 25-54 rating of 0.3 during 2010 among the 86 cable networks in the United States market and was 21st in total day viewership with a 0.2 Women 25-54 rating and 27th for prime time with a 0.3 Women 25-54 rating during 2011 among the 86 cable networks in the United States market.

        In the second quarter of 2010, Nielsen began reporting ratings information for Hallmark Movie Channel, after which we began selling Hallmark Movie Channel inventory to advertisers based on audience guarantees. This ratings information is expected to continue to increase our ability to grow revenue from that network. At December 31, 2011, Nielsen reported that Hallmark Movie Channel was distributed to 44.8 million subscribers. Ratings for Hallmark Movie Channel was 44th in total day viewership with a 0.2 household rating and 45th for prime time with a household rating of 0.3 during 2010 among the 86 cable networks in the United States market and was 43rd in total day viewership with a 0.2 household rating and 36th for prime time with a 0.4 household rating during 2011 among the 86 cable networks in the United States market. Ratings for Hallmark Movie Channel was 39th in total day viewership with a 0.1 Women 25-54 rating and 49th for prime time with a Women 25-54 rating of 0.1 during 2010 among the 86 cable networks in the United States market and was 36th in total day viewership with a 0.1 Women 25-54 rating and 48th for prime time with a 0.1 Women 25-54 rating during 2011 among the 86 cable networks in the United States market.

        Total day means the time period measured from the time each day the broadcast of commercially-sponsored programming commences to the time such commercially sponsored programming ends on that day.

        Our networks are broadcast 24 hours per day. The volume of advertising inventory that we have available for sale is determined by our chosen commercial load per hour and the number of broadcast hours in which we air licensed program content. Our need to reserve inventory for the use of ADUs reduces the amount of advertising inventory available for cash sales.

        We have advertising sales offices in New York, Los Angeles, Chicago, and Atlanta. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on our Networks.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" for further information on advertising and ratings.

  Subscriber Fees

        Subscriber fees are payable to us on a per subscriber basis by pay television distributors for the right to carry our Networks. The fees we receive per subscriber vary with changes in the following factors, among others:

  •
  the degree of competition in the market;

  •
  the relative position in the market of the distributor and the popularity of the network;

  •
  the packaging arrangements for the network; and

  •
  length of the contract term and other commercial terms.

        We are in continuous negotiations with our existing distributors to increase our subscriber base in order to enhance our advertising revenue. We have been subject to past requests by major distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors' efforts to market our Networks or we may permit distributors to offer limited promotional periods without payment of subscriber fees.

        Fees that we pay to distributors are capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. At the time we sign a distribution agreement and periodically thereafter, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

        Our Networks are usually offered as one of a number of networks on either a basic tier or part of other program packages and are not generally offered on a stand-alone basis. Thus, while a cable or satellite customer may subscribe and unsubscribe to the tiers and program packages in which one of our Networks is placed, these customers do not subscribe and unsubscribe to our Networks alone. We are not provided with information from the distributors on their overall subscriber churn and in what manner their churn rates affect our subscriber counts; instead, we are provided information on the total number of subscribers who receive the Networks.

        Our subscriber count depends on the number of distributors carrying one of our Networks and the size of such distributors as well as the program tiers on which our Network is carried by these distributors. From time to time, we experience decreases in the number of subscribers as promotional periods end, or as a distributor arrangement is amended or terminated by us or the distributor. The level of subscribers could also be affected by a distributor repositioning our Networks from one tier or package to another tier or package. Management analyzes the estimated effect each new or amended distribution agreement will have on revenue and costs. Based upon these analyses, if subscriber acquisition fees are needed, management endeavors to achieve a fair combination of subscriber commitments and subscriber acquisition fees.

        For each of the years ended December 31, 2009, 2010 and 2011, revenue derived from subscriber fees for the Networks was approximately $63.6 million, $68.8 million and $71.7 million, respectively. For each of the years ended December 31, 2009, 2010 and 2011, revenue from the sale of advertising time on our Networks was approximately $214.5 million, $218.2 million and $251.3 million, respectively.

        Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding subscriber fees.

Programming

        Our Networks offer a range of high-quality entertainment programming for adults and families including popular television series, movies, miniseries, theatricals, romances, literary classics, and contemporary stories. Sources for programming on our Networks include programming (both movies and series) licensed from Buena Vista Television, CBS Television Distribution, Hallmark Hall of Fame, Martha Stewart Living Omnimedia, MGM, Paramount Pictures, RHI Entertainment Distribution, Twentieth Television, Warner Bros. and others.

        Examples of programming include Hallmark Channel original movies Goodnight for Justice, The Shunning, Princess for Christmas and Smooch. Examples of programming from the RHI Entertainment Distribution library include, Journey to the Center of the Earth, Gentle Ben, Talking to Heaven, and The Five People You'll Meet in Heaven. Examples of other third party programming shown on our Networks include the popular series Little House on the Prairie, I Love Lucy, The Golden Girls, The Waltons, Cheers and Frasier. Examples of Twentieth Television family-friendly movies include Big, Cheaper by the Dozen, Home Alone and Mr. Magoriums Wonder Emporium. Other examples of our third party programming include acquired movies and miniseries such as Cloudy with a Chance of Meatballs, Jumanji, The Ultimate Gift, Valentine's Date and The Parent Trap. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time. Original movies can be exhibited an unlimited number of times.

        Our Networks air, and benefit from, programming previously shown as Hallmark Hall of Fame such as The Magic of Ordinary Days, Plainsong, Front of the Class, Sarah, Plain and Tall and What the Deaf Man Heard.

        We have occasionally sublicensed exhibition rights to third parties to select programs in order to reduce our programming costs.

Distribution

        Hallmark Channel ended 2010 with 87.3 million subscribers and 2011 with approximately 87.0 million subscribers. We currently distribute Hallmark Channel to approximately 83.7% of all United States pay television subscribers. The following table shows the approximate number of pay television households and Hallmark Channel subscribers for each of the twelve largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2011:

PAY TELEVISION DISTRIBUTOR	TOTAL U.S. PAY TV HOUSEHOLDS(1)	HALLMARK CHANNEL SUBSCRIBERS(1)	HALLMARK CHANNEL % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	25,470	20,515	80.5%
DIRECTV	19,760	19,737	99.9%
Time Warner	15,607	12,577	80.6%
Dish Network	13,945	11,483	82.3%
Cox	5,431	4,389	80.8%
Charter	5,194	4,100	78.9%
AT&T (U-verse)(2)	3,583	—	0.0%
Cablevision	3,318	2,683	80.9%
Verizon Communications (FiOS)	2,386	1,931	80.9%
Cequel III	1,527	1,157	75.8%
Mediacom	1,495	1,187	79.4%
NCTC and all others	6,229	7,205	115.7%

Total	103,945	86,964	83.7%

(1)
Source: Nielsen Focus and The Nielsen Public U.E. December 2011.

(2)
A distribution agreement with AT&T (U-verse) ended on August 31, 2010, and our Networks are no longer being distributed by AT&T (U-verse).

        Our subscribers in the United States have grown from approximately 16.0 million full time subscribers at January 1, 2001. Our major distribution agreements have expiration terms with options from June 2012 through December 2022, inclusive of renewal options. Of these distribution agreements, agreements accounting for approximately 19% of our subscriber base at December 31, 2011, will expire and be the subject of renewal negotiations on or prior to December 31, 2012. A distribution agreement with AT&T (U-verse) ended on August 31, 2010, and our Networks are no longer being distributed by AT&T (U-verse).

        The following table shows the approximate number of pay television households and Hallmark Movie Channel subscribers for each of the twelve largest pay television distributors, and all other pay television distributors as a group, in the United States as of December 31, 2011:

PAY TELEVISION DISTRIBUTOR	TOTAL U.S. PAY TV HOUSEHOLDS(1)	HALLMARK MOVIE CHANNEL SUBSCRIBERS(1)	HALLMARK MOVIE CHANNEL % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	25,470	15,358	60.3%
DIRECTV	19,760	2,541	12.9%
Time Warner	15,607	9,568	61.3%
Dish Network	13,945	5,601	40.2%
Cox	5,431	3,398	62.6%
Charter	5,194	1,614	31.1%
AT&T (U-verse)(2)	3,583	—	0.0%
Cablevision	3,318	2,043	61.6%
Verizon Communications (FiOS)	2,386	1,496	62.7%
Cequel III	1,527	63	4.2%
Mediacom	1,495	28	1.9%
NCTC and all others	6,229	3,111	49.9%

Total	103,945	44,821	43.1%

(1)
Source: Nielsen Focus and The Nielsen Public U.E. December 2011.

(2)
A distribution agreement with AT&T (U-verse) ended on August 31, 2010, and our Networks are no longer being distributed by AT&T (U-verse).

        At December 31, 2011, Hallmark Movie Channel was distributed to 44.8 million subscribers, an increase of nearly 7.2 million subscribers from 37.6 million at December 31, 2010. As of December 31, 2011, Hallmark Movie Channel was distributed in the nation's top 30 demographic measurement areas (DMA's).

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

  •
  enhance our ability to attract advertising commitments and higher CPMs from the largest advertisers; and

  •
  provide a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

        We currently and primarily use the websites www.hallmarkchannel.com and www.hallmarkmoviechannel.com to promote the two networks, their programming and to provide information to consumers. These websites promote major programming events, such as original movie premieres and program acquisitions, as well as provide information regarding the Networks' regular programs. Further, the sites provide a venue for viewer participation in the Networks' sweepstakes, promotions and community areas. The sites have advertiser imaging, including banner messages and video content. We also promote our programming and promotion activities on social networking sites, such as Facebook and Twitter.

Network Operations

        Our programming department has been responsible for ensuring the consistent quality of the programming we offer. Our programming, scheduling and acquisitions departments work in conjunction with the marketing and creative services departments to create the distinctive appearance of our Networks. Some of these functions are outsourced on an as-needed basis.

        The creation of our Networks begins with the acquisition of programming and original production. Our staff or third parties review all potential programming to ensure compliance with our quality and content standards.

        Our employees are typically responsible for the creation of on-air promotional segments, "interstitials," which are broadcast between the feature movies, miniseries and series, but are occasionally outsourced to external vendors. These interstitials are intended to invite viewership, guide viewers to specific programming, and promote "brand awareness" for the Networks. Occasionally, these interstitials are sponsored by advertisers, resulting in additional advertising revenue.

        Our scheduling department creates the play list, which contains a list of daily programming. The scheduling department works with advertising sales, research, distribution and marketing personnel to continuously monitor the effectiveness of programming content and sequence. The play list is then forwarded to the traffic department.

        The traffic department inserts promotional segments and advertising into the play list and creates the daily log, which contains a detailed schedule of the stream of programming, commercials and promotional materials that will ultimately be distributed to the subscribers of the Networks.

Network Delivery

        We deliver the daily log, electronic files and digital tapes of Hallmark Channel and Hallmark Movie Channel programming, commercials and promotional messages to a third party network operations center in Los Angeles, California, where the programming, advertising and promotional elements are combined and compressed. The Networks are compiled in high definition ("HD") and then the same versions of the Networks are converted to standard definition ("SD"). The Los Angeles facility transmits the combined signals to a satellite transponder that covers the United States. The transponder transmits the signal back to cable head-end facilities, Telcos and direct-to-home satellite services operated by pay television distributors who receive and decode our signal and transmit our Networks to their subscribers.

        The following chart summarizes for the primary distribution platforms through which we deliver our Networks, our primary pay television distributors, and the uplink and satellites we currently use to deliver our Networks:

Primary Distribution Platforms	Primary Pay TV Distributors	Network Origination Providers/Locations	Uplink Providers/ Locations	Satellites
Cable	Cablevision	Encompass Digital Media	Encompass Digital Media	Hallmark Channel: SES Americom
	Cequel III	Los Angeles, CA	Los Angeles, CA
Charter
	Comcast			Hallmark Movie Channel: AMC 11/T5
Cox
NCTC
Mediacom
Time Warner
Verizon Communications (FiOS)
Satellite	DirecTV
Dish Network

        The contracts with the parties providing origination, uplink, satellite and other services for the delivery of our Networks in the United States expire from 2013 through 2019. Such contracts may be terminated by the vendors prior to the expiration of the contracts under conditions that are customary to contracts of this type. Amounts payable under these contracts are reflected in "Operating and Capital Leases" in the schedule of contractual commitments as of December 31, 2011, as shown in Item 7 below.

Competition

        The pay television industry is highly competitive. Our Networks compete for distribution, viewers and advertisers with other pay television networks, broadcast television networks and with other general forms of entertainment.

        There are several sources of competition within our industry, each of which affects our business strategy. Our Networks compete with other general entertainment programming from broadcast networks including, TNT, TCM, USA Network, HGTV, TV Land, Lifetime, Lifetime Movie Network, OWN, ABC Family and other similarly targeted networks. We compete with these networks for viewers and advertising dollars based upon quality of programming, number of subscribers, ratings and subscriber demographics. We compete with all networks for carriage on cable, satellite and telephone systems that may have limited capacity.

        Competition continues to intensify as the industry shifts from analog distribution to digital distribution. Many pay television distributors have upgraded their physical infrastructures to accommodate digital delivery, which provides significantly more network capacity. In an effort to accelerate the conversion, pay television distributors are attempting to place new networks on their digital tier as opposed to their limited, yet more widely-distributed, basic analog tiers. Although competition for the remaining analog network space is still intense, as more and more subscribers are converted, the digital tier is expected to become the dominant platform.

  Competitive strengths

        We believe that our primary competitive strengths include the following:

  •
  Programming.  We have established a track record of providing high quality family programming. Our programming includes high-quality original movies, original lifestyle programming, as well as popular television series such as Frasier and Golden Girls.

  •
  Pay television networks branded with the well-known Hallmark name.  Our Networks are branded with the Hallmark name. We believe that viewers and distributors associate the Hallmark brand with family values and high quality content. Our association with this brand facilitates our efforts to achieve increased distribution and to attract additional viewers, which in turn affects ratings and advertising revenue.

  •
  Dual revenue stream.  We generate our revenue through subscriber fees under long-term distribution agreements and robust advertising sales driven by our attractive audience demographic and trusted content and brand association.

  •
  Broad distribution.  Our Networks are widely distributed throughout the United States, with Hallmark Channel reaching approximately 83.7% of the United States pay television audience, which provides us with the necessary reach to attract advertisers.

  •
  Experienced management.  Members of our senior management team have experience promoting and operating networks. They have held senior positions at such companies as ABC, Fox Family, Discovery Channel, MTV and Twentieth Television.

  Competitive risks

        We believe that our primary competitive risks include the following:

  •
  Two networks distributed domestically.  We operate only two networks. Many of our competitors have more than two networks and are also diversified entertainment companies, giving them an advantage in dealing with distributors and advertisers. These companies are also able to leverage costs across multiple networks.

  •
  Entertainment programming.  Our programming is entertainment designed for adults and families and is intended to meet quality standards that are associated with the Hallmark trademark. Our competitors may have more flexibility in programming.

  •
  Ratings which affect advertising.  Our ratings are a significant and generally positive factor. Nevertheless, our competitors include networks with more subscribers and higher ratings, which affect rates that we can charge for advertising.

Research

        The research department at the Company provides strategic and tactical guidance to decision-makers within the Company, as well as supplying information about the Networks to our potential advertisers and affiliates. This department provides data on the size and demographics of our audience and information about our audiences, competitors, markets and industry.

        Currently, our Networks' research department translates our overall business strategy into a cohesive research program. This information assists our executives to more effectively target, brand, promote, program, and better understand where opportunities lie, in order to increase our Networks' market share.

        The research department has sophisticated research tools and competitive tracking database hardware and software. Trends and changes from these ratings systems are reported to top management for short and long-term strategic planning.

        The performance of both our channels is tracked daily, weekly, monthly, and quarterly through internal tracking established in July of 2001 using the Nielsen ratings service and a number of other services useful in obtaining information on viewers of our channels.

Available Information

        Our principal executive offices are located at 12700 Ventura Boulevard, Studio City, California 91604 and our telephone number is (818) 755-2400. We will make available free of charge through our website, www.hallmarkchannel.com, this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

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

        If we do not successfully address the risks described below, our business, prospects, financial condition, results of operations or cash flow could be materially adversely affected. The trading price of our Common Stock and publicly traded debt could decline because of any of these risks.

Risks Relating to Our Business

Our business incurred net losses from inception through September 30, 2010, and may incur losses in the future.

        Our business has a history of net losses. As of December 31, 2011, we had an accumulated deficit of approximately $1.8 billion, total stockholders' equity of approximately $243.5 million, and goodwill of approximately $314.0 million. We cannot provide assurance that we will sustain an operating profit or a positive cash flow. If we are not able to do so, the trading price of our Common Stock and publicly traded debt may fall significantly. To continue to be profitable before interest expense and to continue to generate a positive cash flow, we must maintain or increase the positive margin of our advertising and subscriber revenue over our (i) programming expenses, (ii) selling, general and administrative expenses and (iii) marketing expenses. This will require, among other things, maintaining or increasing the distribution of our Networks, attracting younger viewers to our Networks, attracting more advertisers, increasing our ratings and maintaining or increasing our subscriber and advertising rates.

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We and the guarantors of our Notes may incur additional indebtedness, including secured indebtedness.

        As of December 31, 2011, we had total debt outstanding of approximately $519.2 million, of which $219.2 million was secured, and borrowing availability of approximately $30.0 million under our senior secured credit facilities.

        Our indebtedness could have important consequences, such as:

  •
  limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

  •
  limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

  •
  limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

  •
  restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

  •
  restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and our subsidiaries' existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

  •
  exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries' debt instruments that could have a material adverse effect on our business, financial condition and operating results;

  •
  increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and

  •
  limiting our ability to react to changing market conditions in our industry and in our customers' industries.

        In addition to our debt service obligations, our operations require substantial investments on a continuing basis. Our ability to make scheduled debt payments and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.

        Subject to the restrictions in our senior secured credit facilities and the indenture governing the Notes, we and the guarantors may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our and the guarantors' current debt levels, the risks described above could increase.

Our liquidity could be dependent on external funds.

        Unanticipated significant expenses or any developments that hamper our growth in revenue or decreases any of our revenue may result in the need for additional external funds in order to continue operations. Any new debt financing would require the cooperation and agreement of existing lenders.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

        Our ability to satisfy our debt obligations will depend upon, among other things:

  •
  our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

  •
  our future ability to borrow under our senior secured credit facilities, the availability of which depends on, among other things, our complying with the covenants in the indenture governing the Notes.

We cannot provide assurance that our business will generate sufficient cash flow from operations or that we will be able to draw under our senior secured credit facilities in an amount sufficient to fund our liquidity needs.

        If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity, and/or negotiate with our lenders to restructure the applicable debt, in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Our senior secured credit facilities and the indenture governing the Notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

        Our senior secured credit facilities and the indenture governing the Notes contain a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

  •
  incur additional debt or issue certain preferred shares;

  •
  pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

  •
  make certain payments on debt that is subordinated or secured on a junior basis;

  •
  make certain investments;

  •
  sell certain assets;

  •
  create liens on certain assets;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  enter into certain transactions with our affiliates; and

  •
  designate our subsidiaries as unrestricted subsidiaries.

        Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our senior secured credit facilities and the indenture governing the Notes. Upon a default, unless waived, the lenders under our senior secured credit facilities could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under the senior secured credit facilities and force us into bankruptcy or liquidation. Holders of the Notes would also have the ability ultimately to force us into bankruptcy or liquidation, subject to the indenture governing the Notes. In addition, a default under either our senior secured credit facilities or the indenture governing the Notes would trigger a cross default under our other agreements and could trigger a cross default under any agreements governing our future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.

We depend on distributions from our direct and indirect subsidiaries to fulfill certain of our obligations, including our obligations under our senior secured credit facilities and Notes. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

        Substantially all of our assets are held through our subsidiaries. We depend on these subsidiaries for substantially all of our cash flow. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before distributions may be made by that subsidiary to us. Thus, our ability to service our debt obligations, including our ability to pay the interest on and principal of the Notes when due, depends on our subsidiaries' ability first to satisfy their obligations to their creditors and then to make distributions to us. Our subsidiaries are separate and distinct legal entities and have no obligations, other than under the guarantee of the notes, to make any funds available to us.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

        Any default under the agreements governing our indebtedness, including a default under our senior secured credit facilities, that is not waived by the required holders of such indebtedness, could leave us unable to pay principal, premium, if any, or interest on the Notes and could substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on such indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, including our senior secured credit facilities, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with any accrued and unpaid interest, the lenders under our senior secured credit facilities could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under the senior secured credit facilities and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek waivers from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and seek waivers, we may not be able to obtain waivers from the required lenders thereunder.

"Most Favored Nations" provisions may require modification of existing distribution agreements which could adversely affect subscriber revenue.

        A number of our existing distribution agreements contain "most favored nations" or "MFN" clauses. These clauses typically provide that, in the event we enter into an agreement with another distributor on more favorable terms, these terms must be offered to the distributor holding the MFN right, subject to certain exceptions and conditions. These clauses cover matters such as subscriber fees, launch support, local advertising time and other financial and operating provisions. In the past, after entering into new distribution agreements, we have been asked by some of the distributors holding MFN rights to modify their distribution agreements to incorporate financial and other terms similar to those in the new agreements. Any claims of this type in the future could result in lower overall subscriber revenue or cash outlays; however, if our subscription base is increased as a result of such modifications, it could result in higher advertising revenue.

If we are unable to obtain programming from third parties, we may be unable to increase our subscriber base.

        We compete with other pay television network providers to acquire programming. If we fail to continue to obtain programming on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may hinder the growth of our subscriber base.

If our programming declines in popularity, our subscriber fees and advertising revenue could fall.

        Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. Our competitors may have greater numbers of original productions, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also cause a decline in both advertising and subscriber fees revenue. The decline in revenue could hinder or prevent us from achieving profitability or maintaining a positive cash flow and could adversely affect the market price of our Common Stock and publicly traded debt.

        In addition, our delivery of the Networks continues to be impacted by industry developments. One potentially significant factor is the continued growth of time-shifting digital video recording devices (DVRs). DVRs heighten the impact of competition as viewers are able to increase their access to what they consider to be new, compelling content.

If we are unable to increase our advertising revenue, we may be unable to achieve improved results.

        If we fail to significantly increase our advertising revenue, we may be unable to achieve or sustain improved results or to expand our business. A failure to increase advertising revenue may be a result of any or all of the following: (i) a continued decline in viewer ratings mentioned above; (ii) the current economic environment that presents uncertainty regarding the condition of the advertising marketplace and the financial health of many industry segments and individual companies, including those which advertise on our Networks; (iii) we may be unable to reduce our average viewer age to be within our target audience of viewers between the ages of 25 and 54; (iv) we may be unable to identify, attract and retain experienced sales and marketing personnel with relevant experience; (v) our sales and marketing organization may be unable to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors; (vi) the advancement of technologies such as DVRs may cause advertisers to shift their expenditures to media in which their commercial messages are not circumvented by the technology; and (vii) we will not be able to increase our advertising sales rate-card or may be required to run additional advertising spots to fulfill guaranteed delivery numbers which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our Networks and our number of subscribers.

Hallmark Cards controls us and this control could create conflicts of interest or inhibit potential changes of control.

        Hallmark Cards, through HCC, its wholly-owned subsidiary, owns approximately 90.3% of the outstanding shares of our Common Stock. This control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Common Stock and publicly traded debt. As a result, the market price of our Common Stock and publicly traded debt could suffer, and our business could suffer. In addition, the control that Hallmark Cards and/or these specific wholly-owned affiliates may exert over us, either directly or indirectly, could give rise to conflicts of interest in certain situations.

We could lose the right to use the name "Hallmark," which could harm our business.

        Pursuant to license agreements, we license the name "Hallmark" from Hallmark Licensing, LLC, a subsidiary of Hallmark Cards, for use in the names of our Networks. Hallmark Licensing, LLC extended the term of the license agreements for an additional period that terminates on the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements. We believe that the use of this trademark is important for our Networks due to the substantial name recognition and favorable characteristics associated with the name in the United States.

        Despite Hallmark Licensing, LLC's efforts to protect its trademark in the name "Hallmark," third parties may infringe or misappropriate the name "Hallmark," which could harm our business. Further, in the event of bankruptcy proceedings relating to Hallmark Licensing, LLC or Hallmark Cards, a bankruptcy court could conclude that the license agreements are executory contracts and, subject to certain legal requirements, the bankruptcy trustee may either assume or reject the license agreements. Rejection of the license agreements could prevent us from continuing to use the "Hallmark" name. The loss of our license rights to use the name "Hallmark" could substantially harm our business.

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

        As a result of our acquisitions of all the common interests in Crown Media United States, we have recorded a significant amount of goodwill. We are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations, stockholders' equity could be materially adversely affected.

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

Risks Relating to Our Industry

The recent change in the television rating system in the United States could reduce our Networks revenue and our ability to achieve profitability.

        Our domestic advertising revenue is partially dependent on television ratings provided by Nielsen Media Research. Nielsen is continually in the process of modifying its ratings system to accommodate emerging technologies and ongoing changes in the U.S. population. Nielsen is currently in the process of incorporating 2010 U.S. Census results into its 2012 sample. This process will continue through Spring/Summer 2012 as the U.S. Bureau of the Census' 2010 data releases extend through June 2012. As the impact of the changes continue to take effect, our ratings could either be positively or negatively affected by these changes, depending on the demographic characteristics of the households added to the Nielsen sample and the nature of any changes to their measurement systems. Additionally, in May 2011 Nielsen began to issue credit for extended screen ratings for television programming viewed on in-home personal computers, which to-date, has added virtually no additional viewing due to the Nielsen's current commercial qualifiers. We continue to factor the new rating information into our advertising rates as Nielsen continues its process of incorporating 2010 U.S. Census results and modifying its ratings system to accommodate emerging technologies.

Competition could reduce our Networks revenue and our ability to achieve profitability.

        We operate in the pay television business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment companies that have substantially greater resources than we have, our operating margins and market share could be reduced, and the growth of our business inhibited. In particular, we compete for distribution with other pay television networks and, when distribution is obtained, for viewers and advertisers with pay television networks, broadcast television networks, radio, the Internet and other media. We also compete, to varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, electronic games and other alternative sources of entertainment and information. Future technological developments may affect competition within this business.

        A continuing trend towards business combinations and alliances in the entertainment industry may create significant new competitors for us or intensify existing competition. Many of these combined entities have more than one network and resources far greater than ours. These combined entities may provide bundled packages of programming, delivery and other services that compete directly with the products we offer.

        We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future pricing levels as competition increases. Our failure to achieve or sustain market acceptance of our programming at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would harm our business.

        Distributors in the United States may attempt to pressure pay TV networks having lower viewership, such as our Networks, to accept decreasing amounts for subscriber fees or to allow carriage of the Networks without the payment of subscriber fees. Factors that may lead to this pressure include the number of competing pay TV networks, the limited space available on services of distributors in the United States and the desire of distributors to maintain or reduce costs. Any reduction in subscriber fees revenue now or in the future could have a material impact on our operating results and cash flow.

New distribution technologies may fundamentally change the way we distribute our Networks and could significantly decrease our revenue or require us to incur significant capital expenditures.

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

        We also rely in part on third parties for the development of, and access to, communications and network technology. As a result, we may be unable to distribute our content via new technology on a timely basis or on satisfactory terms, which could harm our business and prospects.

        Moreover, the increased capacity of digital distribution platforms, including the introduction of digital terrestrial television, may reduce the competition for the right to carry networks and allow development of extra services at low incremental cost. These lower incremental costs could lower barriers to entry for competing networks, and place pressure on our operating margins and market position.

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

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	33,310
1325 Avenue of the Americas New York, New York	Advertising sales and administrative office and advertising traffic	16,937
6430 S. Fiddlers Green Circle Greenwood Village, Colorado	Administrative office	4,424
205 N. Michigan Ave. Chicago, Illinois	Advertising sales office	3,066
1170 Peachtree Street Atlanta, Georgia	Advertising sales office	193

        We own most of the equipment and furnishings used in our businesses, except for satellite transponders and compression and uplink facilities, which are leased. See Note 6 of Notes to Consolidated Financial Statements for information on our leasing of property and equipment.

ITEM 3.    Legal Proceedings

        A lawsuit was brought in July 2009 in the Delaware Court of Chancery against the Company's Board of Directors, Hallmark Cards, Incorporated and its affiliates, as well as the Company as a nominal defendant, by S. Muoio & Co. LLC ("Muoio"), a minority stockholder of the Company, regarding a recapitalization proposal which the Company received from Hallmark Cards in May 2009. The lawsuit alleged, among other things, that the recapitalization was for an unfair price and undervalued the Company. The complaint requested the court enjoin the defendants from consummating the recapitalization transactions and award plaintiff fees and expenses incurred in bringing the lawsuit. Following the execution by the Company of the Recapitalization agreements, on March 11, 2010, the plaintiff filed an amended complaint raising similar allegations and seeking rescission of the 2010 Recapitalization. The 2010 Recapitalization was consummated on June 29, 2010.

        A trial took place in September 2010. On March 9, 2011, the Delaware Court of Chancery concluded that the process and the price of the 2010 Recapitalization were entirely fair and entered a final judgment order in favor of the defendants on all claims and dismissed the lawsuit with prejudice. This ruling was affirmed by the Delaware Supreme Court on December 20, 2011.

 PART II

ITEM 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Common Stock is listed on the NASDAQ Global Market under the ticker symbol "CRWN." Set forth below are the high and low sales prices for our Common Stock for each quarterly period in 2010 and 2011, as reported on the NASDAQ Global Market.

	Price Range
Common Stock	High	Low
2010
First Quarter	$2.060	$1.280
Second Quarter	$2.010	$1.590
Third Quarter	$2.930	$1.650
Fourth Quarter	$3.890	$2.260
2011
First Quarter	$3.380	$1.850
Second Quarter	$2.420	$1.630
Third Quarter	$1.960	$1.120
Fourth Quarter	$1.690	$1.130

Holders

        As of February 8, 2012, there were 53 record holders of our Common Stock.

Dividends

        We have not paid any cash dividends on our Common Stock since inception. We paid cash dividends of $13.8 million on our redeemable Preferred Stock through July 14, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

        Information related to our Amended and Restated 2000 Long Term Incentive Plan, our only equity compensation plan, is presented as of December 31, 2011 in the following table.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding the Number of Securities to be Issued Upon Exercise of Outstanding Options)
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	38	$11.90	9,962

Stock Purchases

        We did not make any repurchases of our outstanding shares during the fourth quarter of 2011. None of our executive officers purchased shares of our Common Stock in open market transactions during the fourth quarter of 2011.

        Except as previously reported on our Form 8-K filed on July 14, 2011, there were no unregistered issuances of securities to any parties, including to employees.

Performance Graph

        The following graph presents the total stockholder return of $100 invested in our Class A Common Stock for the period from December 31, 2006, through December 31, 2011. It also presents comparative results for (i) $100 invested in a peer group index comprising initially equal dollar investments in the common stocks of Comcast Corp. (CMCSA), The Walt Disney Company (DIS) and Time Warner Inc. (TWX) and (ii) the relative performance of the NASDAQ Composite index, also relative to an initial measure of $100. Dividends, if any, are assumed to have been reinvested in shares of the respective company's stock at the closing price on the related dividend payment date.

        The closing price of our stock on December 29, 2006, the last trading day of that year, was $3.63. The closing price of our stock on December 30, 2011, the last trading day of that year, was $1.21.

Relative Performance of Crown Media Holdings, Inc.
Class A Common Stock

ITEM 6.    Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, and the consolidated balance sheet data as of December 31, 2007, 2008, 2009, 2010 and 2011, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes for the years ended December 31, 2009, 2010 and 2011, included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share amounts)
Revenue:
Advertising	$206,174	$223,396	$214,545	$218,152	$251,325
Subscriber fees	27,812	57,153	63,597	68,819	71,668
Other revenue	378	1,245	1,422	301	368

Total revenue, net	234,364	281,794	279,564	287,272	323,361
Cost of Services:
Programming costs	164,369	140,698	127,528	125,249	136,782
Other costs of services	38,156	13,081	20,051	11,929	12,266

Total cost of services	202,525	153,779	147,579	137,178	149,048
Selling, general and administrative expense	63,108	48,638	49,016	51,783	55,679
Marketing expense	19,733	19,603	6,551	10,152	9,816
Gain from extinguishment of indemnification	—	—	—	—	(1,246)
Gain from sale of film assets	—	(101)	(682)	(719)	—

(Loss) income from continuing operations before interest and income tax expense	(51,002)	59,875	77,100	88,878	110,064
Interest expense, net	(108,144)	(100,157)	(100,539)	(55,987)	(25,857)

(Loss) income before income tax expense and discontinued operations	(159,146)	(40,282)	(23,439)	32,891	84,207
Income tax (expense) benefit	—	—	—	(8,810)	234,589

(Loss) income before discontinued operations	(159,146)	(40,282)	(23,439)	24,081	318,796
Gain on sale of discontinued operations, net of tax	114	3,064	847	—	189

Net (loss) income and comprehensive (loss) income	(159,032)	(37,218)	(22,592)	24,081	318,985
Income allocable to Preferred Stockholder	—	—	—	(16,297)	(69,974)

Net (loss) income attributable to common stockholders	$(159,032)	$(37,218)	$(22,592)	$7,784	$249,011

Weighted average number of common shares outstanding, basic and diluted	104,038	104,776	104,788	234,676	359,676

(Loss) income per share before discontinued operations, basic and diluted	$(1.53)	$(0.39)	$(0.23)	$0.03	$0.69
Gain per share from discontinued operations, basic and diluted	—	0.03	0.01	—	—

Net (loss) income per common share, basic and diluted	$(1.53)	$(0.36)	$(0.22)	$0.03	$0.69

	As of December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,974	$2,714	$10,456	$30,565	$35,181
Goodwill	314,033	314,033	314,033	314,033	314,033
Total assets	676,241	739,345	698,061	678,534	958,469
Total long-term debt, excluding current maturities	1,044,772	1,090,616	771,814	391,746	498,463
Stockholders' (deficit) equity	(683,760)	(666,933)	(698,030)	(150,965)	243,496
Other Data:
Net cash provided by operating activities	$14,612	$48,078	$37,566	$67,111	$41,482
Capital expenditures	(1,668)	(1,868)	(507)	(1,086)	(957)
Net cash used in investing activities	(7,803)	(5,437)	(1,443)	(2,047)	(1,145)
Net cash used in financing activities	(18,800)	(41,901)	(28,381)	(44,955)	(35,721)

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company's consolidated financial statements and accompanying notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K should be read in conjunction with the discussion and analysis that follows.

Current Challenges

        The Company faces numerous operating challenges. Among such challenges are increasing viewership ratings, maintaining and increasing advertising revenue, maintaining and expanding the distribution of the Networks, broadening viewership demographics to meet our target audience, and controlling costs and expenses.

  Ratings

        Ratings success plays a significant role in our ability to achieve our distribution and advertising goals. We believe our ratings are affected by our ability to (i) acquire and produce series and original movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate Hallmark Channel's highest ratings. In the past, the Company has typically incurred additional marketing and promotional expenses surrounding original productions and certain acquired movies to drive higher ratings. Certain acquired series delivered historically strong ratings, but recently they have been part of the decline experienced in viewer ratings. We plan to continue or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

  Advertising Revenue

        The changes in the economy during fourth quarter of 2011 had a slightly negative impact on cable advertising rates. In the fourth quarter of 2011, our sales of inventory in the scatter market were at rates 41% greater than the rates we realized for 2011 upfront sales and were generally at rates similar to those we realized in the 2010 scatter market, which was offset by the fact that our direct response rates were down by 2% compared to that inventory sold in the same period of 2010, with the addition of overnight and early morning inventory reducing the 2011 average.

        In the 2011/2012 upfront process relating to the sale of advertising for the last quarter of 2011 and the first three quarters of 2012, we entered into agreements with major advertising firms covering approximately 43% of our advertising inventory. In the 2010/2011 upfront process relating to the sale of advertising for the last quarter of 2010 and the first three quarters of 2011, we entered into agreements with major advertising firms covering approximately 40% of our advertising inventory. The 2011/2012 inventory was sold at CPMs 11% higher than the inventory sold in the 2010/2011 upfront, including increases in rates related to our lifestyle programming block. We sold additional general rate inventory for the 2010/2011 broadcast season to advertisers that purchase upfront inventory on a calendar year basis, rather than an advertising year basis, and will sell the balance in the scatter marketplace. Additionally, we sold approximately 32% of Hallmark Movie Channel's available inventory in the 2011/2012 upfront, as compared to 9% in the 2010/2011 upfront.

        Following the upfront period, sales of our general rate and direct response inventory are made closer to the timing of the actual advertisement. Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. No cancellation options were exercised during the fourth quarter of 2011.

  Distribution Agreements

        Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from June 2012 through December 2022, inclusive of renewal options. Of these distribution agreements, agreements accounting for approximately 19% of Hallmark Channel subscriber base and 25% of Hallmark Movie Channel subscriber base will expire or be the subject of renewal negotiations prior to December 31, 2012.

        The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes. The top 30 cable TV networks in the United States, measured by the number of subscribers, have 90 million or more subscribers. It is a mature market with relatively high penetration. According to Nielsen Media Research, Hallmark Channel had approximately 87.0 million subscribers at December 31, 2011, and 87.3 million subscribers at December 31, 2010, making it the 38th most widely distributed advertising-supported cable network in the United States at each date. As of December 31, 2011, Hallmark Movie Channel was distributed to 44.8 million subscribers.

  Demographics

        As pay television networks draw audience share, audience demographics (i.e., viewers categorized by characteristics such as age, gender and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

        We believe that the key demographics for Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54. However, the average median age of a viewer of Hallmark Channel for the year 2010 was 59.2, and the total day average median age of viewers of Hallmark Channel and Hallmark Movie Channel was 57 and 63, respectively. For the year 2011, the average median viewing age was 58.8 for Hallmark Channel and 63.7 for Hallmark Movie Channel. In order to achieve our revenue goals, we need to draw in our target audience.

Revenue from Continuing Operations

        Our revenue consists primarily of advertising fees and subscriber fees. For the years ended December 31, 2009, 2010 and 2011 revenue from the sale of advertising time on our Networks was approximately $214.5 million, $218.2 million and $251.3 million, respectively. For the years ended December 31, 2009, 2010 and 2011 revenue derived from subscriber fees for the Networks was approximately $63.6 million, $68.8 million and $71.7 million, respectively. Information relating to advertising fees and subscriber fees is presented above in "Item 1 Business—Sources of Revenue"

Cost of Services

        Our cost of services consists primarily of the amortization of program license fees, the cost of signal distribution and the cost of promotional segments that are aired between programs.

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

        For further information regarding our critical accounting policies, judgments and estimates, please see Notes to Consolidated Financial Statements contained in this Report.

        The following discussion concerns certain accounting estimates and assumptions that are considered to be material due to the levels of subjectivity and judgment necessary to account for uncertain matters and the susceptibility of such matters to changes.

Program License Fees

        Program license fees are paid in connection with the acquisition of the rights to air programs acquired from others. The cost of program rights are deferred and then amortized on a straight-line basis over the shorter of their contractual license periods or anticipated usage. When necessary, we evaluate the realizability of these deferred license fees in relation to the estimated future revenue. Estimates of net realizable value for program license fees are determined using future estimated advertising revenue and anticipated patterns of programming usage on a day part basis (blocks of time during the day) as it pertains to programming licensed to a network. These estimates of expected annual future estimated revenue are compared to net book value of the program license fee assets to determine if the programming assets are expected to be recovered. If the analysis were to indicate that the costs were in excess of the estimated net realizable value, additional programming costs would immediately be recognized in the amount of the excess.

Goodwill

        At December 31, 2011, we had a stockholders' equity of $243.5 million and a goodwill asset of $314.0 million. All of our goodwill relates to our network operations segment, which is also our only reporting unit. In November 2011 we first assessed qualitatively whether it was necessary to perform the two-step goodwill impairment test. We did not believe, as a result of its qualitative assessment, that it was more likely than not that the fair value of a reporting period was less than its carrying amount, and, therefore, the quantitative two-step goodwill impairment test was not required. In order to further support our qualitative assessment, we also performed the first step of the goodwill impairment test. We note that if our fair value estimate was 50% lower, we would still not have failed the initial test and no impairment charge would be taken.

Revenue Recognition

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

        Subscriber revenue from pay television distributors is recognized as revenue when an agreement is executed, programming is provided, the price is fixed and determinable, and collectability is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of subscriber acquisition costs.

Audience Deficiency Unit Liability

        Audience deficiency units ("ADUs") are units of inventory that are made available to advertisers as compensation for a program's failure to deliver its guaranteed audience. An audience deficiency liability results when impressions delivered on guaranteed ratings are less than the impressions guaranteed to advertisers. The liability is reduced when we air the advertisement during another program to "make-good" on the under-delivery of impressions.

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2009, 2010 and 2011, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

				Percentage Change	Percentage Change
	Years Ended December 31,
				2010 vs. 2009	2011 vs. 2010
	2009	2010	2011
Revenue:
Advertising	$214,545	$218,152	$251,325	2%	15%
Subscriber fees	63,597	68,819	71,668	8%	4%
Other revenue	1,422	301	368	-79%	22%

Total revenue	279,564	287,272	323,361	3%	13%
Cost of Services:
Programming costs	127,528	125,249	136,782	-2%	9%
Contract termination fee expense	4,718	103	—	-98%	-100%
Operating costs	15,333	11,826	12,266	-23%	4%

Total cost of services	147,579	137,178	149,048	-7%	9%
Selling, general and administrative expense	49,016	51,783	55,679	6%	8%
Marketing expense	6,551	10,152	9,816	55%	-3%
Gain from extinguishment of indemnification	—	—	(1,246)		100%
Gain from sale of film assets	(682)	(719)	—	5%	-100%

Income before interest and income tax expense	77,100	88,878	110,064	15%	24%
Interest expense	(100,539)	(55,987)	(25,857)	-44%	-54%

(Loss) income before income tax expense and
gain from sale of discontinued operations	(23,439)	32,891	84,207
Income tax (provision)benefit	—	(8,810)	234,589

(Loss) income before gain from sale of discontinued operations	(23,439)	24,081	318,796
Gain from sale of discontinued operations	847	—	189

Net (loss) income	$(22,592)	$24,081	$318,985

Cash Flow Data:
Net cash provided by operating activities	$37,566	$67,111	$41,482	79%	-38%
Net cash used in investing activities	$(1,443)	$(2,047)	$(1,145)	42%	-44%
Net cash used in financing activities	$(28,381)	$(44,955)	$(35,721)	58%	-21%
Other Unaudited Data:
HC day household ratings(1)(3)(4)	0.6	0.5	0.5	-17%	0%
HC primetime household ratings(2)(3)(4)	1.0	0.8	0.7	-20%	-13%
HMC day household ratings(1)(3)(4)	N/A	0.2	0.2		0%
HMC primetime household ratings(2)(3)(4)	N/A	0.3	0.4		33%
HC day W25-54 ratings(1)(3)(4)	0.3	0.2	0.2	-33%	0%
HC primetime W25-54 ratings(2)(3)(4)	0.4	0.3	0.3	-25%	0%
HMC day W25-54 ratings(1)(3)(4)	N/A	0.1	0.1		0%
HMC primetime W25-54 ratings(2)(3)(4)	N/A	0.1	0.1		0%
HC subscribers at period end(4)	88,320	87,275	86,964	-1%	0%
HMC subscribers at period end(4)	29,061	37,564	44,821	29%	19%

(1)
Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)
Primetime is defined as 8:00 - 11:00 P.M., ET and PT, in the United States.

(3)
These Nielsen ratings are for the time period January 1 through December 31.

(4)
"HC" represents Hallmark Channel and "HMC" represents Hallmark Movie Channel. Ratings and subscribers are reported by A.C. Nielsen ("Nielsen").

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2011

        Revenue.    Our revenue, comprised primarily of advertising and subscriber fees, increased $36.1 million or 13% in 2011 over 2010. The $33.2 million or 15% increase in advertising revenue is primarily due to higher advertising rates. Due to ratings information being provided for Hallmark Movie Channel from April 1, 2010, forward and growth in its subscribers, advertising revenue from Hallmark Movie Channel increased from $18.7 million in 2010 to $34.2 million in 2011. For 2011, Nielsen ranked Hallmark Channel 16th in total day viewership with a 0.5 household rating and 24th in primetime with a 0.7 household rating among the 86 cable networks in the United States market.

        Our subscriber fee revenue increased $2.8 million or 4%. The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $2.0 million and $1.2 million for 2010 and 2011, respectively. Increases in contractual rates have been offset, in part, during 2011 by the Company not having a contract with one multiple systems operator since September 2010.

        Cost of services.    Cost of services as a percent of revenue decreased to 46% in 2011 as compared to 48% in 2010. This decrease results primarily from the 13% increase in total revenue discussed above, offset in part by the effects of the $11.5 million or 9% increase in programming costs, discussed below.

        Operating costs for 2011 increased $337,000 over 2010 primarily due to the $271,000 increase in bad debt expense. The Company's bad debt expense was $183,000 for 2010, as compared to $454,000 for 2011.

        Programming costs increased $11.5 million or 9% from 2010 due to additional expense incurred in conjunction with the acquisition of new programming such as Frasier and lifestyle programming. Additionally, the Company wrote off one series that is no longer aired on Hallmark Channel during 2011. Because The Martha Stewart Show was aired during all of 2011, but only during part of 2010, the programming expense associated with this show was significantly higher.

        Selling, general and administrative expense.    Our selling, general and administrative expense increased $3.9 million over 2010. Research costs increased $1.7 million due to the purchase of ratings information being provided for Hallmark Movie Channel from April 1, 2010 forward, and growth in its subscribers. Additionally, the Company recorded non-recurring debt issuance costs attributable to the 2010 Recapitalization of $1.0 million and banking fees of $2.5 million in 2010 and 2011, respectively. The remaining increase is due to an increase in employee costs.

        Marketing expense.    Our marketing expense decreased $336,000 or 3% in 2011 versus 2010. During the third quarter of 2010, the Company allocated significant marketing resources to the 2010 launch of The Martha Stewart Show. During 2011 the Company decided to allocate its marketing resources to promote its fourth quarter original holiday programming schedule resulting in increased advertising revenue.

        Gain on extinguishment of indemnification.    In December 2006, the Company sold its film library consisting of domestic rights and certain international ancillary rights to approximately 620 television movies, mini-series and series to RHI Entertainment LLC ("RHI"). As a condition of the sale, the Company agreed to pay up to $22.5 million for residuals and profit participations related to RHI's domestic exploitation of the Crown Library for a ten-year period ending December 14, 2016. In December 2011 the Company and RHI executed an agreement pursuant to which the Company acquired program licenses and was relieved of its remaining obligation under the indemnification agreement, all in exchange for concurrent and future fixed cash payments of $8.1 million. The program license assets were recorded at their estimated fair values of approximately $3.8 million with corresponding recognition of license fees payable. The remainder of the payment obligations was recorded at its estimated fair value of approximately $4.1 million. The carrying amount of this liability as of December 31, 2011 was $3.5 million and is included among accrued liabilities in the accompanying consolidated balance sheet. Extinguishment of the indemnification obligation resulted in a gain of approximately $1.2 million which is reflected in the accompanying statement of operations for the year ended December 31, 2011.

        Gain from sale of film assets.    In July 2010, the Company received notification of pending requests for payments of approximately $8.0 million related to exploitation of the film assets through mid-2010. Accordingly, the Company increased the carrying amount of the liability by $155,000 and recognized a corresponding loss from sale of film assets in the second quarter of 2010. At December 31, 2010, management believed that fulfillment of its indemnification obligation would occur over a period longer than previously estimated. Accordingly, in the fourth quarter of 2010, the Company decreased the carrying amount of the liability by $874,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations.

        Interest expense.    Interest expense decreased $30.1 million for 2011 as compared to 2010. Interest expense on the old debt prior to the 2010 Recapitalization was $47.7 million, interest expense on the Term A and Term B loans was $1.9 million, and interest expense on the Company obligated mandatorily redeemable preferred interest was $2.1 million for 2010. Interest on the Term A and Term B loans was $1.5 million for 2011. Interest on the Notes and the Term Loan was $14.8 million and $6.0 million for 2011, respectively. At December 31, 2010, the balance of our Term A and Term B loans was $417.7 million, with an effective interest rate of less than 1%. At December 31, 2011, the balance of our Term Loan and Notes was $507.0 million.

        Income tax (expense) benefit.    During 2011 the Company released $236.0 million of the valuation allowance previously recorded against its deferred tax asset, resulting in an unreserved deferred tax asset of approximately $236.0 million on its balance sheet as of December 31, 2011. This also resulted in a non-cash reduction in income tax expense. During 2011, after evaluating positive and negative evidence, including recent earnings history, the Company has determined that it is more likely than not that it will utilize a portion of its tax loss carry forwards, as if separate returns were filed. Additionally, Colorado has suspended NOLs in excess of $250,000 for 2011-2013 and Illinois has suspended the use of NOLs for 2011-2013. Also, New York and New York City have taxes based on capital. The total federal and state tax provision for 2011 is $1.4 million excluding the valuation release.

        For tax purposes, the 2010 Recapitalization generated cancellation of debt income of $147.0 million. Accordingly, the Company generated federal and state taxable income for both regular tax and alternative minimum tax ("AMT") purposes. For regular tax purposes, this income was fully offset by net operating loss carryforwards. However, for federal AMT purposes, loss carryforwards were used against AMT income but were limited to 90% of AMT income. As a result, the Company recorded income tax expense of $3.3 million for the AMT in its consolidated statements of operations for 2010. The total federal and state income tax provision for 2010 was $8.8 million.

        Gain on sale of discontinued operations.    The terms of our April 2005 sale of the international business require that we reimburse the buyer for certain costs. At the time of the sale, we recorded an estimate of our liability for these obligations and considered the amount in our determination of our loss from the sale of discontinued operations as reported in 2005. During the second quarter of 2011, the Company adjusted its estimate for these amounts. This change in estimate was reflected as a $190,000 gain on sale of discontinued operations, net of $3,000 of tax.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2010

        Revenue.    Our revenue, comprised primarily of advertising and subscriber fees, increased $7.7 million or 3% in 2010 over 2009. The $3.6 million or 2% increase in advertising revenue is primarily due to increases in CPMs offset in part by declines in viewer ratings across demographic categories for 2010 compared to 2009. For 2010, Nielsen ranked Hallmark Channel 16th in total day viewership with a 0.5 household rating and 18th in primetime with a 0.8 household rating among the 78 cable networks in the United States market. The ratings decline reduced the revenue from all inventory, including inventory used to satisfy deficiencies in audience delivery. Advertising revenue from Hallmark Movie Channel increased from $10.5 million for 2009 to $18.7 million for 2010. This is due to the increase in the number of subscribers as the Company continues to expand distribution of this network.

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

        Selling, general and administrative expense.    Our selling, general and administrative expense for 2010 increased $2.8 million over 2009. Commission expense increased $1.3 million due to meeting advertising revenue expectations. Research expense increased $1.9 million due to the cost associated with the receipt of ratings for Hallmark Movie Channel. Benefits and bonus expense increased $3.5 million due to an increase in bonus expense based upon assumptions that certain performance metrics will be met and an increase in insurance premiums. Additionally, the Company recorded $1.0 million of debt issuance costs in conjunction with the 2010 Recapitalization. The aforementioned increases were offset in part by the decrease in salary and severance expense of $4.8 million primarily due to terminations of employment in 2009.

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

        Gain from sale of film assets.    In July 2010, the Company received notification of pending requests for payments of approximately $8.0 million related to exploitation of the film assets through mid-2010. Accordingly, the Company increased the carrying amount of the liability by $155,000 and recognized a corresponding loss from sale of film assets in the second quarter of 2010. At December 31, 2010, management believed that fulfillment of its indemnification obligation would occur over a period longer than previously estimated. Accordingly, in the fourth quarter of 2010, the Company decreased the carrying amount of the liability by $874,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations.

        In December 2009 the Company had concluded that payments under this obligation would occur generally later than originally estimated in December 2006. Accordingly, the Company reduced the carrying amount of the liability by $682,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations.

        Interest expense.    Interest expense decreased $44.6 million in 2010 as compared to 2009 due to the 2010 Recapitalization.

        Income tax expense.    For tax purposes, the 2010 Recapitalization generated net cancellation of debt income of $147.0 million. Accordingly, the Company generated federal and state taxable income for both regular tax and alternative minimum tax ("AMT") purposes. For regular tax purposes, this income was fully offset by net operating loss carryforwards. However, for federal AMT purposes, loss carryforwards were used against AMT income but are limited to 90% of AMT income. As a result, the Company recorded an income tax expense of approximately $3.3 million for the estimated AMT in its consolidated statements of operations as no benefit of this AMT as a credit carryforward was realized. The total federal and state tax provision for 2010 was $8.8 million.

        Gain on sale of discontinued operations.    Termination of one agreement relating to network delivery resulted in a change in the estimated life of the deferred credit for playback services. After termination of services, there was no longer a recurring monthly expense for compression and uplink services. Accordingly, the adjustment to eliminate the unneeded portion of the deferred credit of approximately $847,000 was recognized during 2009.

Liquidity and Capital Resources

Year Ended December 31, 2010 Compared to Year Ended December 31, 2011

        In 2010, our cash provided by operating activities was $67.1 million as compared to $41.5 million for 2011. The Company's net income for 2011 increased $294.9 million to net income of $319.0 million from $24.1 million for 2010. Our depreciation and amortization expense for 2011 increased $6.7 million to $130.1 million from $123.4 million in 2010. The Company made programming payments of $114.6 million and $140.3 million during 2010 and 2011, respectively.

        Cash used in investing activities was $2.0 million and $1.1 million during 2010 and 2011, respectively. During 2010 and 2011, we purchased property and equipment of $1.1 million and $957,000, respectively. During 2010 and 2011, the Company paid $961,000 and $188,000, respectively, to the buyer of the international business for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments. The related liability was recognized in 2005 as part of the sale of our international business.

        Cash used in financing activities was $45.0 million and $35.7 million for 2010 and 2011, respectively. We repaid principal of $1.0 million and $0 under our bank credit facility during 2010 and 2011, respectively. The Company redeemed the $25.0 million preferred interest in December 2010. The Company made principal payments on its Term A and Term B loans of $14.4 million and $330.4 million for 2010 and 2011, respectively. The Company made dividend payments of $13.8 million to the Preferred Stockholder during 2011. The Company redeemed its Preferred Stock for $185.0 million on July 14, 2011. The Company made principal payments under its Term Loan of $1.1 million in 2011. In conjunction with the 2011 Refinancing, the Company paid $12.3 million of debt issuance costs and received proceeds of $300.0 million and $207.9 million from the issuance of the Note and the Term Loan, respectively. In conjunction with the 2010 Recapitalization, the company paid $3.6 million of debt issuance costs.

        In December 2010 the Company paid $12.9 million for tax liabilities incurred under the tax sharing agreement. The Company made cash payments to Hallmark Cards during 2011 of $10.5 million under the federal tax sharing agreement and $771,000 of cash payments under the state tax agreements. Additionally, the Company made a principal payment on its Term A loan of approximately $9.3 million during the first quarter of 2011. The Company made dividend payments on its redeemable Preferred Stock of $13.8 million through July 14, 2011.

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

        Cash used in financing activities was $28.4 million and $45.0 million for 2009 and 2010, respectively. We borrowed $18.1 million and $0 under our credit facility to supplement the cash requirements of our operating and investing activities during 2009 and 2010, respectively. We repaid principal of $45.6 million and $1.0 million under our bank credit facility during 2009 and 2010, respectively. The Company redeemed the $25.0 million preferred interest held by VISN Management Corp. in Crown Media United States, LLC, in December 2010.

Cash Flows

        As of December 31, 2011, the Company had $35.2 million in cash and cash equivalents on hand. Also available to the Company was the full $30.0 million bank credit facility. Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and, prior to the 2010 Recapitalization, forbearance by Hallmark Cards and its affiliates.

        On July 14, 2011 the Company used the proceeds from a $210.0 million Term Loan and $300.0 million Notes to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock. These instruments are described further below.

        The Company's management anticipates that the principal uses of cash during the twelve month period ending December 31, 2012, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, and interest and principal payments of approximately $65.2 million under the Term Loan and Notes. The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility, will be sufficient to fund the Company's operations and enable the Company to meet its liquidity needs through December 31, 2012.

2010 Recapitalization and 2011 Refinancing

  2010 Recapitalization

        On June 29, 2010 the Company consummated the 2010 Recapitalization pursuant to a Master Recapitalization Agreement dated February 26, 2010, by and among the Company, Hallmark Cards, HCC and related entities.

        Among other things, the 2010 Recapitalization included the following:

  •
  Exchange of approximately $1.162 billion of debt (the "HCC Debt") for new debt, Preferred Stock and Common Stock;

  •
  Mergers of two intermediate holding companies, HEIC and Hallmark Entertainment Holdings, Inc. ("HEH"), with and into the Company (collectively, the "Mergers");

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

  •
  185,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value, with the terms summarized under "Preferred Stock Terms" below; and

  •
  254,887,860 shares of the Company's Class A Common Stock in exchange for the residual amount of HCC Debt converted at $2.5969 per share.

        In addition, the transactions resulted in the following:

  •
  The increase of the authorized shares of Class A Common Stock to 500,000,000 shares; the decrease of the authorized Preferred Stock to 1,000,000 shares; and the elimination of the Class B Common Stock;

  •
  Amendment No. 2 to the Tax Sharing Agreement between the Company and Hallmark Cards, to among other things, (i) permit Hallmark Cards to defer any future tax benefit payable to the Company for application against future tax liabilities of the Company (ii) allow the Company to deduct interest accrued on the 10.25% senior secured note from January 1, 2010, through June 29, 2010; and (iii) provide for the treatment of the 2010 Recapitalization under the Tax Sharing Agreement;

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

        In connection with the 2011 Refinancing, the Company paid off the New Debt and used the proceeds of the outstanding notes to redeem all outstanding shares of Preferred Stock. HCC continues to own 90.3% of the Company's Class A Common Stock.

  2011 Refinancing

        Credit Facilities and Term Loan.    On July 14, 2011, in connection with the 2011 Refinancing, the Company entered into a new $240.0 million credit agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. The agreement provides for a seven year $210.0 million senior secured term loan facility and a five year $30.0 million senior secured super-priority revolving credit facility. The Term Loan was issued at a discount of 1.0% or $2.1 million.

        The Term Loan was drawn on July 14, 2011, at LIBOR at the Company's election. All LIBOR term loans will bear interest at the LIBOR Rate (subject to a minimum rate of 1.25%) plus 4.50%. The interest rate at December 31, 2011, was 5.75%. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly.

        The provisions of the Term Loan require Crown Media Holdings to make principal payments of $525,000 at each quarter's end, commencing September 30, 2011, until maturity on July 14, 2018. The Company is required to make additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the agreement) of Crown Media Holdings for the remainder of 2011, and each year thereafter, which percentage will be reduced to 25% if the Consolidated Leverage Ratio (as defined in the agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the Consolidated Leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds of dispositions or casualty events if Crown Media Holdings has not invested such proceeds within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the agreement. The Company plans to make a combined mandatory and discretionary payment for the remainder of 2011 of $17.5 million, which is included among current maturities of long-term debt in the accompanying consolidated balance sheet.

        The covenants in the agreement limit the ability of Crown Media Holdings and certain of its subsidiaries to: (1) incur indebtedness; (2) create or permit liens on assets; (3) make certain dividends, stock repurchases and redemptions and other restricted payments; (4) make certain investments; (5) prepay indebtedness; (6) enter into certain transactions with Crown Media Holdings' affiliates; (7) dispose of substantially all of the assets of Crown Media Holdings; (8) merge or consolidate; (9) enter into new unrelated lines of businesses; and (10) enter into sale and leaseback transactions. The Credit Agreement also requires compliance with a maximum total leverage ratio test and a maximum total secured leverage ratio test, but permits, with certain limitations, certain equity contributions to be made to Crown Media Holdings to enhance its ability to comply with such ratio tests.

        The agreement contains a number of affirmative and negative covenants. The Company was in compliance with these covenants as of December 31, 2011.

        The Company made principal payments of $1.1 million under the Term Loan through December 31, 2011. Interest expense under the Term Loan was $6.0 million for year ended

December 31, 2011. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 6.3% during the year ended December 31, 2011.

        Senior Notes.    On July 14, 2011, also as part of the 2011 Refinancing, the Company issued $300.0 million in aggregate principal amount of 10.5% Senior Notes, at par, due July 15, 2019 in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Notes are guaranteed on a senior basis by each of Crown Media Holdings' subsidiaries (the "Guarantors"). Pursuant to the Registration Rights Agreement dated July 14, 2011, by and among Crown Media Holdings, the Guarantors and the initial purchaser, Crown Media Holdings and the Guarantors filed a registration statement with the Securities and Exchange Commission and exchanged the Notes for a new issuance of substantially identical notes registered under the Securities Act.

        Commencing January 15, 2012, interest is payable each January 15th and July 15th. The Company is not required to make mandatory sinking fund payments with respect to the Notes.

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

        During any period in which the Notes have an investment grade rating from both Moody's and S&P (at least Baa3 by Moody's and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to: (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates.

        Interest expense under the Notes was $14.8 million for the year ended December 31, 2011. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the year ended December 31, 2011.

        At the time of the 2011 Refinancing, the carrying amounts of the Term A Loan, the Term B Loan and Preferred Stock exceeded the respective reacquisition and redemption prices by approximately $87.3 million and $15.7 million, respectively. In consideration of these carrying amounts having been derived from the provisions of the 2010 Recapitalization in which HCC was a significant participant, the benefits arising from the extinguishments and redemption, $103.0 million in the aggregate, have been deemed capital contributions by HCC. Accordingly, such benefits have been credited to additional paid-in capital in the accompanying balance sheet.

        Guarantees.    Crown Media Holdings has no independent assets or operations, the guarantees by the subsidiary guarantors are full and unconditional, joint and several, and there are no subsidiaries of Crown Media Holdings that are not subsidiary guarantors. With certain exceptions described above, the Notes and the Credit Facilities impose restrictions on the payment of dividends by Crown Media Holdings and the subsidiary guarantors.

Contractual Obligations

        The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2011:

	Scheduled Payments by Period in Millions (unaudited)
Contractual Obligations	Total	1st Year	Years 2 - 3	Years 4 - 5	After 5 Years
The Notes(1)	$552.1	$31.6	$63.0	$63.0	$394.5
Term Loan(1)	282.3	33.6	26.1	25.6	197.0
Capital lease obligations(1)	17.4	2.3	4.4	4.3	6.4
Operating leases	18.7	5.1	10.0	3.6	—
Other obligations
Program license fees payable for current and future windows(2)(3)	344.1	150.4	148.3	30.5	14.9
Executory contracts	0.6	0.5	0.1	—	—
Subscriber acquisition fees	0.1	0.1	—	—	—
Deferred compensation and interest	1.8	0.3	0.7	0.4	0.4
Other payables to buyer of international business	0.5	0.3	0.1	0.1	—
Other payables to buyer of film assets	3.8	0.5	3.3	—	—

Total Contractual Cash Obligations	$1,221.4	$224.7	$256.0	$127.5	$613.2

(1)
Includes future interest.

(2)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(3)
Contains airing windows that open subsequent to December 31, 2011. Therefore, the additional liability is not included on the balance sheet as of December 31, 2011.

        The Company owes an amount on a quarterly basis under a program license agreement that is subject to fluctuation. The Company owed $3.3 million at December 31, 2010, and $2.1 million at December 31, 2011, under this agreement. The Company has the obligation to remit these quarterly payments through the 2011/2012 broadcast season.

Impact of Related Party Agreements

        In 2011 and in prior years, we entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. Payments made in connection with these transactions are presented in the table below and the terms of these transactions are summarized below the table.

	In Thousands
Related Party Transactions	2009	2010	2011
Federal Tax Sharing Agreement(1)	$8,505	$4,838	$11,926
Cash payments under Federal Tax Sharing Agreement	—	12,890	10,525
Cash payments under State Tax Sharing Agreement	—	—	771
Intercompany services agreement	455	387	448
Lease guarantee fees—California	—	9	8
Lease guarantee fees—New York	27	36	30
Hallmark Hall of Fame Agreements	1,162	1,380	2,518
Assignment of receivables	—	—	1,250
Advertising by Hallmark Cards on the Networks	775	496	1,437

(1)
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

  Tax Sharing Agreements

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

        In connection with the 2010 Recapitalization, the Tax Sharing Agreement was amended, effective as of January 1, 2010. The amendment provides, among other things, that:

  •
  Hallmark Cards will not pay any Crown Tax Benefits (defined in the Tax Sharing Agreement) in cash and instead will carry forward any such amounts to offset future Crown Tax Liability (defined in the Tax Sharing Agreement);

  •
  the Company is allowed to deduct both cash-pay and pay-in-kind, or PIK, interest due to Hallmark Cards in calculating tax-sharing payments;

  •
  the conversion of the HCC Debt pursuant to the 2010 Recapitalization is not deemed the payment of interest expense to Hallmark Cards;

  •
  cancellation of indebtedness income resulting from the 2010 Recapitalization will be excluded from the calculation of tax sharing payments for the 2010 tax year; and

  •
  any amounts related to taxes owed to Hallmark Cards prior to December 31, 2009, was included in the HCC Debt.

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

  Intercompany Services Agreement with Hallmark Cards

        Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services. In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter.

  Lease Guarantees with Hallmark Cards

        Lease Guarantee—California.    On February 24, 2010, the Company executed a letter of credit/guaranty commitment with respect to a certain lease agreement with 12700 Investments, Ltd. for the office space at 12700 Ventura Boulevard, Studio City, California. The landlord required that Crown Media United States, the entity which executed the lease, provide a letter of credit of $1.6 million securing certain obligations of Crown Media United States. Consequently, Hallmark Cards agreed to guarantee the issuer of such letter of credit against any loss thereon pursuant to the guaranty. As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States agreed to pay Hallmark Cards a fee which equals 0.75% per annum of the outstanding letter of credit obligation. Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

        Lease Guarantee—New York.    On September 2, 2008, Hallmark Cards issued a guaranty for the benefit of Crown Media United States, which guaranty pertains to a lease agreement with Paramount Group, Inc. for the office space at 1325 Avenue of the Americas, New York, New York. As a condition to executing the lease agreement, the landlord required Hallmark Cards to guaranty all obligations of Crown Media United States under the lease agreement. As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States paid Hallmark Cards a fee which equals 0.28% per annum of the outstanding obligation under the lease agreement. Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

  Hallmark Hall of Fame Agreements

        In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 58 "Hallmark Hall of Fame" movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability. This agreement makes Hallmark Channel and Hallmark Movie Channel the exclusive home for these movies. The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various 10-year exhibition windows.

        In 2011 Crown Media United States entered into an additional agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 16 "Hallmark Hall of Fame" movies produced from 2009 through 2014, for exhibition on Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, with windows commencing at various times between 2011 and 2014, depending on availability. The total license fee for these movies is $10.0 million and is payable in equal monthly installments over the various 10-year exhibition windows.

  Hallmark Hall of Fame Production and License Agreement

        On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards will provide the Company one-week, limited play licenses for each of six new "Hallmark Hall of Fame" two-hour movies to be produced by Hallmark Cards over the two-year contract term. In exchange for approximately two-thirds of the advertising units otherwise available during each airing of the movies, Hallmark Cards will pay the Company $3.4 million of cash ratably as the individual licenses open. The Company has estimated the fair value of the program licenses to be approximately $1.0 million. The Company will recognize total advertising revenue of approximately $4.4 million as it fulfills its advertising obligation to Hallmark Cards. As of the date of this Report, two of such movies aired on Hallmark Channel.

  Hoops & yoyo and Jingle Pup

        During November and December of 2009 and February of 2010, Hoops & yoyo, popular animated characters created and owned by Hallmark Cards, hosted certain of our original movies airing on Hallmark Channel. The characters appeared intermittently during the airing of the movies to provide commentaries and narratives pertinent to the movies. Hallmark Cards provided the content and no license fee was paid by the Company to Hallmark Cards for such content.

        During the holiday season in 2011, Jingle Pup and Hoops & yoyo animated specials, each of which is 30-minutes in length, aired on Hallmark Channel. The license term for Jingle Pup is from November 2011 through December 2020 and the term for Hoops & yoyo is from December 2011 through December 2016. We are currently negotiating new license agreements with Hallmark Cards for the two animated specials to air in 2012.

  Stockholders Agreement

        Pursuant to the 2010 Recapitalization, the Company, Hallmark Cards and HCC entered into the Stockholders Agreement which provides for, among other things, the following.

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

        If the Proposed Securities are to be issued to employees of the Company or its affiliates as compensation with the approval of the Board of Directors (the 'Employee Proposed Securities"), the Company must comply with the following:

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

  Registration Rights Agreement

        In connection with the 2010 Recapitalization, the Company and HCC are parties to a Registration Rights Agreement (the "HCC Registration Rights Agreement") relating to the shares of Common Stock (i) issued to HCC or any joined party in connection with the Mergers, (ii) issuable to HCC upon conversion of the HCC Debt and upon conversion of the Preferred Stock, (iii) acquired by HCC pursuant to its subscription rights as set forth in the Stockholders Agreement and (iv) issued as a dividend or other distribution with respect to, or in exchange for or in replacement of the shares of Common Stock referred to in clauses (i) - (iii) (the shares described in clauses (i) - (iv) collectively, the "Registrable Securities"). The HCC Registration Rights Agreement grants (i) three demand registration rights exercisable by the holders of a majority of the Registrable Securities, (ii) three resale shelf demand rights exercisable by holders of a majority of the Registrable Securities and (iii) unlimited piggyback rights. The expenses of any of these registrations will be borne by the Company.

  Trademark Agreement with Hallmark Cards

        Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, LLC, dated March 27, 2001, which has been extended through the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreement pursuant to the respective terms of such license agreement. The amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the "Hallmark Channel." The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States' network. Crown Media United States also has a similar trademark license agreement with Hallmark Licensing, LLC, which is effective January 1, 2004, and has been extended through the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreement pursuant to the respective terms of such license agreement, to permit the use of the Hallmark trademark in the name of the "Hallmark Movie Channel."

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

  Certain Business Relationships and Conflicts of Interest

        HCC holds approximately 90.3% of our outstanding shares of Common Stock. HCC's control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Common Stock. As a result, the market price of our Common Stock or our business could suffer.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2011, the decline of the fair value of the fixed income portfolio would not be material.

        As of December 31, 2011, our cash, cash equivalents and short-term investments had a fair value of $35.2 million and were invested in cash. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

        The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the year ended December 31, 2011, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

        We have not used derivative financial instruments for speculative purposes. As of December 31, 2011, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

        Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $35.2 million, or 4% of total assets, as of December 31, 2011. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $207.0 million, or 29% of total liabilities, as of December 31, 2011. Net interest expense for the year ended December 31, 2011, was $25.9 million, 8%, of our total revenue. Our net interest expense for this liability is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR ("Eurodollar") interest rates affect the fair value of interest bearing liabilities.

        Our variable rate Term Loan was subject to an interest rate floor from issuance on July 14, 2011 through December 31, 2011. Accordingly, if the relevant market interest rate had been 1% greater or lower, the effect on the Term Loan's effective interest rate and resulting interest expense for the period would have been negligible.

ITEM 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

        Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of

December 31, 2011, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    Other Information

        On January 12, 2012, the Company entered into a new employment agreement with Charles Stanford, Executive Vice President and General Counsel, effective January 1, 2012. Mr. Stanford's new employment agreement has a term through December 31, 2013 and provides for an annual base salary of $543,470, which will be considered for an adjustment in March 2013 and each March during any extension of the employment agreement beyond 2013.

        In addition to his salary, Mr. Stanford will be eligible to receive an annual performance bonus at a target rate not less than 30% of his annual salary earned and based on achievement of criteria established by the Company's Compensation Committee. He will also be eligible to receive a long term incentive award at a target of annual salary established by the Compensation Committee.

        Pursuant to the new employment agreement described above, if the Company terminates employment without cause prior to the expiration thereof, Mr. Stanford will be entitled to 12 months base salary, paid in a lump sum discounted to the present value, pro rata bonus through the date of termination, settlement of any award pursuant to an incentive agreement executed under the Company's 2000 Long Term Incentive Plan and other benefits which may be required by law.

        Additionally, Mr. Stanford may not compete with the Company during the term of employment (or, in the event the Company terminates employment for cause, may not compete with the Company for one year or the remainder of the current term, whichever is shorter) and, for one year following termination of employment for any reason, may not employ any person who is working for the Company as an officer, policymaker or in a high-level creative development or distribution position at the date of termination.

 PART III

        The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2012 annual meeting of stockholders under the headings "Election of Directors," "The Board of Directors," "Corporate Governance," "Compensation Committee Report," "Compensation of Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Security Ownership of Certain Beneficial Owners and Management."We intend to file the definitive proxy statement with the Securities and Exchange Commission on or prior to April 30, 2012.

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders ("the Proxy Statement") under the headings "Election of Directors," "The Board of Directors," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated by reference herein.

ITEM 11.    Executive Compensation

        The information required by this Item 11 is set forth in the Proxy Statement under the headings "The Board of Directors," "Compensation Committee Report," and "Compensation of Executive Officers," and is incorporated by reference herein.

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

ITEM 14.    Principal Accountant Fees and Services

        The following table presents fees for professional audit services rendered by KPMG LLP for the audits of the Company's annual financial statements for 2010 and 2011, and fees billed for other services rendered by KPMG LLP, our principal accountant in fiscal years 2010 and 2011:

	Fiscal Year
Type of Fee	2010	2011
Audit Fees(1)	$904,780	$936,028
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$904,780	$936,028

(1)
Audit Fees are principally for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, comfort letters, consents and review of our Registration Statement.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(A)
List of Documents Filed as Part of This Report

(1)
Consolidated Financial Statements

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2011
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2010, and 2011
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2009, 2010, and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2010, and 2011
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
3.4
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
4.2
Indenture and Form of 10.5% Note, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).
10.1
Second Amended and Restated Program License Agreement, dated as of January 1, 2005, by and between Hallmark Entertainment Distribution, LLC (now RHI Entertainment Distribution, LLC) and Crown Media United States, LLC (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on October 11, 2005, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.2	Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (Commission File No. 000-30700 and Film No. 1623520), and incorporated herein by reference).
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
10.6
Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).
10.7
Trademark License Extension Agreement (Hallmark Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)
10.8
Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.9
Trademark License Agreement (Hallmark Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).
10.10
Trademark License Extension Agreement (Hallmark Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).
10.11
Trademark License Extension Agreement (Hallmark Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.13 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.12	Trademark License Extension Agreement (Hallmark Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).
10.13
Trademark License Agreement (Hallmark Movie Channel), dated as of January 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
10.14
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).
10.15
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.98 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).
10.16
Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).
10.17
Trademark License Agreement (Hallmark Movie Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).
10.18
Trademark License Extension Agreement (Hallmark Movie Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).
10.19
Trademark License Extension Agreement (Hallmark Movie Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.14 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).
10.20
Trademark License Extension Agreement (Hallmark Movie Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).
10.21
Waiver to the Trademark License Extension Agreement (Hallmark Channel and Hallmark Movie Channel) dated March 3, 2010, by and between Hallmark Licensing Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K filed on March 4, 2010, and incorporated herein by reference).
10.22
Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.23	Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10-K, filed on March 29, 2002 (Commission File No. 000-30700 and Film No. 02594577) and incorporated herein by reference).
10.24
Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (Commission File No. 000-30700 and Film No. 1623520) and incorporated herein by reference).
10.25
Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 15, 2003 (Commission File No. 000-30700 and Film No. 03701984), and incorporated herein by reference).
10.26	Company Agreement for Citi TeeVee, LLC (previously filed as Exhibit 10.3 to our Registration Statement of Form S-4 filed on September 26, 2011and incorporated herein by reference).
10.27	Company Agreement for Doone City Pictures, LLC (previously filed as Exhibit 10.4 to our Registration Statement of Form S-4 filed on September 26, 2011and incorporated herein by reference).
10.28	CM Intermediary, LLC Operating Agreement (previously filed as Exhibit 10.5 to our Registration Statement of Form S-4 filed on September 26, 2011and incorporated herein by reference).
10.29
Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).
10.30
Intercompany Services Extension Agreement, dated as of January 1, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.42 to our Annual Report on Form 10-K filed on March 29, 2006, and incorporated herein by reference.)
10.31
Intercompany Services Extension Agreement, dated as of January 1, 2007, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).
10.32
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

Exhibit Number	Exhibit Title
10.34	Intercompany Services Extension Agreement, dated as of January 1, 2010, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.58 to our Annual Report on Form 10-K filed on March 4, 2010 and incorporated herein by reference).
10.35
Intercompany Services Extension Agreement, dated as of January 1, 2011, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 3, 2011 and incorporated herein by reference.)
10.36	Intercompany Services Extension Agreement, dated as of January 1, 2012, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc.
10.37
Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).
10.38	State Tax Sharing Agreement, dated as of May 9, 2000, by and among Hallmark Entertainment, Inc., Crown Media Holdings, Inc. and certain other parties thereto.
10.39
Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 (Commission File No. 000-30700 and Film No. 03846439) and incorporated by reference herein).
10.40
Amendment No. 2 to Federal Income Tax Sharing Agreement between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.41
Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).
10.42
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).
10.43
Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).
10.44
Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.45*	Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001 (Commission File No. 000-30700 and Film No. 1580885), and incorporated herein by reference).
10.46*	2008 Deferred Compensation Plan of Crown Media Holdings, Inc. (previously filed as Exhibit 10.77 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).
10.47*
Employment Agreement dated as of May 7, 2009 between the Company and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009 and incorporated herein by reference).
10.48*
Amendment to Employment Agreement, dated May 11, 2010 between the Company and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2010 and incorporated herein by reference).
10.49*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)
10.50*
Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.85 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
10.51*
Amendment to Employment Agreement, dated May 3, 2010 between the Company and Charles Stanford (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2010 and incorporated herein by reference).
10.52*	Amendment to Employment Agreement, dated January 1, 2012, by and between the Company and Charles Stanford.
10.53
Purchase Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).
10.54
Amendment No. 1 to Purchase Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2006, and incorporated herein by reference).
10.55
Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and the Company.** (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).
10.56
Lease Agreement, dated September 8, 2008, by and between Paramount Group, Inc., 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.57	Guaranty Commitment, dated as of September 2, 2008, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).
10.58*
Employment Agreement, dated as of June 15, 2009, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).
10.59*
Employment Agreement, dated February 28, 2011, by and between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference).
10.60*	Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Michelle Vicary.
10.61*
Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 between the Company and employee (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference).
10.62*
Form of 2010 Long Term Incentive Compensation Agreement effective as of January 1, 2010 between the Company and employee (previously filed as Exhibit 10.82 to our Annual Report on Form 10-K, filed on March 3, 2011, and incorporated herein by reference).
10.63
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
10.64
Stockholders Agreement by and among H C Crown Corp., Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.65
Registration Rights Agreement among H C Crown Corp., any Other HEIC Stockholder and Crown Media Holdings, Inc. (previously filed as an exhibit to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.66
Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 12, 2010, and incorporated herein by reference).
10.67
Credit Agreement, dated as of July 14, 2011, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).
10.68
Registration Rights Agreement, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and J.P. Morgan Securities LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).

Exhibit Number	Exhibit Title
21.1	List of Subsidiaries.
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document

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

March 1, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. ABBOTT William J. Abbott	Director and Principal Executive Officer	March 1, 2012
/s/ ANDREW ROOKE Andrew Rooke	Principal Financial and Accounting Officer	March 1, 2012
/s/ DWIGHT C. ARN Dwight C. Arn	Director	March 1, 2012
/s/ ROBERT BLOSS Robert Bloss	Director	March 1, 2012
/s/ WILLIAM CELLA William Cella	Director	March 1, 2012
/s/ GLENN CURTIS Glenn Curtis	Director	March 1, 2012
/s/ STEVE DOYAL Steve Doyal	Director	March 1, 2012

Signature	Title	Date

/s/ BRIAN GARDNER Brian Gardner	Director	March 1, 2012
/s/ HERBERT A. GRANATH Herbert A. Granath	Director	March 1, 2012
/s/ DONALD J. HALL, JR. Donald J. Hall, Jr.	Director	March 1, 2012
/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr.	Director	March 1, 2012
/s/ A. DRUE JENNINGS A. Drue Jennings	Director	March 1, 2012
/s/ PETER A. LUND Peter A. Lund	Director	March 1, 2012
/s/ BRAD R. MOORE Brad R. Moore	Director	March 1, 2012
/s/ DEANNE R. STEDEM Deanne R. Stedem	Director	March 1, 2012

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2011, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
March 1, 2012

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,
	2010	2011
ASSETS
Cash and cash equivalents	$30,565	$35,181
Accounts receivable, less allowance for doubtful accounts of $141 and $181, respectively	77,684	83,798
Program license fees	99,574	98,158
Prepaid program license fees	4,099	11,533
Deferred tax asset, net	—	14,200
Prepaid and other assets	2,367	1,174

Total current assets	214,289	244,044
Program license fees	136,503	152,806
Property and equipment, net	12,701	11,236
Deferred tax asset, net	—	221,800
Debt issuance costs	—	11,711
Prepaid and other assets	1,008	2,839
Goodwill	314,033	314,033

Total assets	$678,534	$958,469

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except par value and number of shares)

	As of December 31,
	2010	2011
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$27,835	$15,391
Audience deficiency reserve liability	26,954	10,256
License fees payable	104,286	135,768
Payables to Hallmark Cards affiliates	1,005	4,051
Interest payable	—	17,135
Current maturities of long-term debt	—	19,600
Notes and interest payable to HCC	38,174	—

Total current liabilities	198,254	202,201
Accrued liabilities	18,972	16,667
License fees payable	33,818	8,737
Long-term debt, net of current maturities	—	487,368
Notes payable to HCC	379,521	—

Total liabilities	630,565	714,973
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK, $.01 par value; $1,000 liquidation preference; 1,000,000 shares authorized; 185,000 and 0 shares issued and outstanding as of December 31, 2010 and 2011, respectively	198,934	—
STOCKHOLDERS' (DEFICIT) EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2010 and 2011	3,597	3,597
Paid-in capital	1,991,157	2,082,241
Accumulated deficit	(2,145,719)	(1,842,342)

Total stockholders' (deficit) equity	(150,965)	243,496

Total liabilities and stockholders' (deficit) equity	$678,534	$958,469

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2009	2010	2011
Revenue:
Advertising	$213,770	$217,656	$249,888
Advertising by Hallmark Cards	775	496	1,437
Subscriber fees	63,597	68,819	71,668
Other revenue	1,422	301	368

Total revenue, net	279,564	287,272	323,361
Cost of Services:
Programming costs
Non-affiliates	126,293	123,321	134,742
Hallmark Cards affiliates	1,235	1,928	2,040
Amortization of capital lease	1,158	1,158	1,158
Contract termination expense	4,718	103	—
Other costs of services	14,175	10,668	11,108

Total cost of services	147,579	137,178	149,048
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	47,069	50,324	54,224
Marketing expense	6,551	10,152	9,816
Depreciation and amortization expense	1,947	1,459	1,455
Gain from extinguishment of indemnification	—	—	(1,246)
Gain from sale of film assets	(682)	(719)	—

Income from operations before interest, income tax expense and discontinued operations	77,100	88,878	110,064
Interest income	481	45	—
Interest expense	(101,020)	(56,032)	(25,857)

(Loss) income before income tax expense and discontinued operations	(23,439)	32,891	84,207
Income tax (expense) benefit	—	(8,810)	234,589

(Loss) income before discontinued operations	(23,439)	24,081	318,796
Gain from sale of discontinued operations, net of tax	847	—	189

Net (loss) income and comprehensive (loss) income	(22,592)	24,081	318,985
Income allocable to Preferred Stockholder	—	(16,297)	(69,974)

Net (loss) income attributable to common stockholders	$(22,592)	$7,784	$249,011

Weighted average number of common shares outstanding, basic and diluted	104,788	234,676	359,676

(Loss) income per share before discontinued operations, basic and diluted	$(0.23)	$0.03	$0.69
Gain per share from discontinued operations, basic and diluted	0.01	—	—

Net (loss) income per share, basic and diluted	$(0.22)	$0.03	$0.69

The accompanying notes are an integral part of these consolidated statements of operations.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(In thousands)

	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balances, December 31, 2008	74,118	$741	30,670	$307	$1,465,293	$(2,133,274)	$(666,933)
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	—	—	(8,505)	—	(8,505)
Net loss	—	—	—	—	—	(22,592)	(22,592)

Balances, December 31, 2009	74,118	741	30,670	307	1,456,788	(2,155,866)	(698,030)
Conversion of HCC debt into equity	254,888	2,549	—	—	539,207	—	541,756
Conversion of predecessor Class B common stock into Class A common stock	30,670	307	(30,670)	(307)	—	—	—
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	—	—	(4,838)	—	(4,838)
Imputed preferred stock dividends from amortization of discount on preferred stock	—	—	—	—	—	(13,934)	(13,934)
Net income	—	—	—	—	—	24,081	24,081

Balances, December 31, 2010	359,676	3,597	—	—	1,991,157	(2,145,719)	(150,965)
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	—	—	(11,926)	—	(11,926)
Imputed preferred stock dividends from amortization of discount on preferred stock	—	—	—	—	—	(1,771)	(1,771)
Preferred stock dividends paid	—	—	—	—	—	(13,837)	(13,837)
Additional paid-in capital from early extinguishment of debt	—	—	—	—	87,305	—	87,305
Additional paid-in capital from redemption of preferred stock	—	—	—	—	15,705	—	15,705
Net income	—	—	—	—	—	318,985	318,985

Balances, December 31, 2011	359,676	$3,597	—	$—	$2,082,241	$(1,842,342)	$243,496

The accompanying notes are an integral part of these consolidated statements of stockholders' (deficit) equity.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(22,592)	$24,081	$318,985
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain from extinguishment of indemnification	—	—	(1,246)
Gain from sale of discontinued operations	(847)	—	(189)
Gain from sale of film assets	(682)	(719)	—
Depreciation and amortization	133,040	123,374	130,079
Accretion on company obligated mandatorily redeemable preferred interest	2,080	2,098	—
Provision for allowance for doubtful accounts	1,303	183	454
Loss on sale of property and equipment	—	2	—
Debt issuance costs	—	1,049	—
Income tax expense (benefit)	—	8,810	(234,589)
Stock-based compensation	(516)	324	67
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,610)	(9,050)	(6,568)
Additions to program license fees	(92,542)	(69,460)	(140,464)
(Increase) decrease in prepaid and other assets	10,582	(4,212)	(9,654)
Increase (decrease) in accounts payable, accrued and other liabilities	(3,355)	13,582	(28,766)
Increase in interest payable	72,998	33,909	17,266
Increase (decrease) in amounts payable to Hallmark Cards affiliates	420	(12,588)	(12,842)
Increase (decrease) in license fees payables	(58,713)	(44,272)	8,949

Net cash provided by operating activities	37,566	67,111	41,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(507)	(1,086)	(957)
Payments to buyer of international business	(936)	(961)	(188)

Net cash used in investing activities	(1,443)	(2,047)	(1,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility	18,062	—	—
Principal payments on the credit facility	(45,633)	(1,000)	—
Payments on notes payable to HCC	—	(14,445)	(330,390)
Redemption of Preferred Stock	—	—	(185,000)
Dividends paid to Preferred Stockholder	—	—	(13,837)
Issuance of the Notes	—	—	300,000
Issuance of the Term Loan, net of original issue discount	—	—	207,900
Principal payments on the Term Loan	—	—	(1,050)
Redemption of company obligated mandatorily redeemable preferred interest	—	(25,000)	—
Payments of transaction costs	—	(3,596)	(12,270)
Principal payments on capital lease obligations	(810)	(914)	(1,074)

Net cash used in financing activities	(28,381)	(44,955)	(35,721)

Net increase in cash and cash equivalents	7,742	20,109	4,616
Cash and cash equivalents, beginning of year	2,714	10,456	30,565

Cash and cash equivalents, end of year	$10,456	$30,565	$35,181

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years Ended December 31,
	2009	2010	2011
Supplemental disclosure of cash and non-cash activities:
Interest paid	$22,537	$17,005	$5,951
Reduction of additional paid-in capital for obligation under tax sharing agreement	$8,505	$4,838	$11,926
Additional paid-in capital from early extinguishment of debt	$—	$—	$87,305
Additional paid-in capital from redemption of Preferred Stock	$—	$—	$15,705
Asset acquired through capital lease obligation	$—	$248	$63
Non-cash activities related to the troubled debt restructuring:
Elimination of deferred debt issuance costs related to old notes payable to HCC	$—	$475	$—
Satisfaction of payable to Hallmark Cards' affiliates	$—	$(23,798)	$—
Issuance of new notes payable to HCC	$—	$432,140	$—
Satisfaction of old notes payable to HCC	$—	$(340,697)	$—
Satisfaction of senior secured note payable to HCC, including accrued interest	$—	$(797,423)	$—
Issuance of redeemable preferred stock	$—	$185,000	$—
Issuance of common stock	$—	$2,549	$—
Additional paid-in capital from issuance of redeemable preferred and common stock	$—	$541,754	$—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2010 and 2011

1. Business and Organization

        Crown Media Holdings, Inc. ("Crown Media Holdings" or the "Company"), through its wholly-owned subsidiary Crown Media United States, owns and operates pay television networks (collectively, the "Networks" or the "networks") dedicated to high quality, entertainment programming for adults and families, in the United States. The significant investor in the Company is H C Crown, LLC ("HCC"), a subsidiary of Hallmark Cards, Incorporated ("Hallmark Cards").

        The Company's continuing operations are currently organized into one operating segment, the Networks.

        On June 29, 2010, the Company consummated a series of recapitalization transactions (the "Recapitalization"). On July 14, 2011 the Company used the proceeds from a new $210.0 million senior secured term loan (the "Term Loan") and $300.0 million of senior unsecured notes (the "Notes") to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock (collectively, the "2011 Refinancing"). All of these instruments are described further below.

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

        The consolidated financial statements include the accounts of Crown Media Holdings and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the collectibility of accounts receivable, the valuation of goodwill, intangible assets, and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation of income taxes and related valuation allowance, among others. A significant non-recurring use of estimates occurred in the course of recording the Company's June 2010 troubled debt restructuring which required that the Company estimate the fair values of preferred stock and common stock issued in the Recapitalization.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies and Estimates (Continued)

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

        The activity in the allowance for doubtful accounts for each of the three years ended December 31, 2009, 2010, and 2011, is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts
Year-ended December 31, 2009	$294	$1,303	$(1,121)	$476
Year-ended December 31, 2010	$476	$183	$(518)	$141
Year-ended December 31, 2011	$141	$454	$(414)	$181

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

Subscriber Acquisition Fees

        In the past, under certain agreements with major domestic pay distributor systems, Crown Media United States was obligated to pay subscriber acquisition fees if defined subscriber levels were met or in order to obtain additional carriage of Hallmark Channel by those pay distributors.

        Such fees are being amortized over the contractual life of the respective distribution agreements (ranging from 5 months to 6 years) as a reduction of subscriber fee revenue. Crown Media Holdings assesses the recoverability of these costs periodically by comparing the net carrying amount to the estimates of future subscriber fee revenue. The Company also assesses the recoverability of these fees whenever events such as changes in distributor relationships occur or other indicators suggest impairment.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies and Estimates (Continued)

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

Long-Lived Assets

        The Company reviews long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability of assets to be held and used is evaluated by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset including its ultimate disposal. If the asset's carrying value was estimated to be not recoverable from future cash flows, an impairment charge would be recognized for the amount by which the carrying amount of the asset exceeds its fair value. The Company estimates fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

        Goodwill is reviewed for impairment annually as of November 30 and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of goodwill might be in excess of its fair value. All of our goodwill relates to our network operations segment, which is also our only reporting unit. Under the new accounting standard, we are only required to perform all steps in the goodwill impairment test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that goodwill impairment exists based on qualitative factors. We concluded, as a result of its annual assessment, that goodwill was not impaired.

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

For the Years Ended December 31, 2009, 2010 and 2011

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies and Estimates (Continued)

The liability is reduced and revenue is recognized when the Company airs the advertisement during another program to "make-good" on the under-delivery of impressions or the obligation expires contractually.

Marketing Expense

        The Company expenses marketing costs as incurred. Marketing expense was $6.6 million, $10.2 million and $9.8 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Taxes on Income

        Pursuant to the tax sharing agreement entered into with Hallmark Cards in March 2003, the Company's results of operations for tax purposes became a part of the Hallmark Cards consolidated federal tax return as of and subsequent to March 2003. However, the Company continues to account for income taxes on a separate return basis. Accordingly, the Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (ii) net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized without regard to the Tax Sharing Agreement. All payments received from Hallmark Cards under the tax sharing agreement are recorded as increases in additional paid-in capital and amounts the Company owes Hallmark Cards for its share of the consolidated federal tax liability caused by the inclusion of the Company in the consolidated group are treated as a reduction to paid-in capital, but only to the extent of prior payments received.

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

Net Income (Loss) per Share

        Basic net income (loss) per share for each period is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share for each period is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and common shares issuable upon conversion of the preferred stock. Approximately 252,000, 87,000 and 44,000 stock options for the years ended December 31, 2009, 2010 and 2011, respectively, and 71.2 million shares upon the conversion of the preferred stock for the years ended December 31, 2010

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies and Estimates (Continued)

and 2011, have been excluded from the determination of diluted net income or loss per share because the individual effect in each instance was antidilutive.

        Net income attributable to common stockholders for 2010 and 2011, reflects the following allocations, stated respectively, in favor of preferred stockholders: (i) imputed preferred stock dividends for financial reporting purposes of $13.9 million and $1.8 million, (ii) cumulative preferred stock dividends of $0 and $13.8 million, and (iii) the potential participation in common stock dividends (equivalent to approximately 71.2 million shares of common stock) of $2.4 million and $54.4 million.

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

        Five, four and five of our distributors each accounted for more than 10% of our subscriber revenue for the years ended December 31, 2009, 2010 and 2011, respectively, and together accounted for a total of 75%, 66% and 83% of subscriber revenue during the years ended December 31, 2009, 2010 and 2011, respectively. Three, three and two of our distributors each accounted for approximately 15% or more of our subscribers for the years ended December 31, 2009, 2010 and 2011, respectively, and together accounted for 61%, 60% and 46% of our Hallmark Channel subscribers during the years ended December 31, 2009, 2010 and 2011, respectively. The loss of one of these distributors could have a significant impact on the Company's operations.

        Three of our programming content providers accounted for more than 10% of our total license fees payable as of both December 31, 2010 and 2011, and together accounted for a total of 53% and 56% of the license fees payable, respectively.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies and Estimates (Continued)

        On January 1, 2011, the Company adopted changes issued by the FASB regarding the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity's ability to assert that such a reporting unit's goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. Based on the most recent impairment review of the Company's goodwill (November 2011), the adoption of these changes had no impact on our consolidated financial statements.

        In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, ("ASU 2011-04"). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially change its consolidated financial statement disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for the Company in 2012 and will be applied retrospectively. This amendment will not change the manner in which the Company presents comprehensive income.

        In September 2011, the FASB issued ASU No. 2011-08, "Testing for Goodwill Impairment (Topic 350)," ("ASU 2011-08"). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The Company elected to adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests. The adoption of this standard did not have a material impact on its consolidated financial statements and footnote disclosures.

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

For the Years Ended December 31, 2009, 2010 and 2011

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

        In December 2009 the Company concluded that payments for residuals and participations under its liability to RHI would occur generally later than originally estimated in December 2006. Accordingly, the Company reduced the carrying amount of the liability by $682,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations. In July 2010, the Company received notification of pending requests for payments of approximately $8.0 million related to exploitation of the Crown Library through mid-2010. Accordingly, the Company increased the carrying amount of the liability by $155,000 and recognized a corresponding loss from sale of film assets in the second quarter of 2010. During the fourth quarter of 2010, the Company received requests for payments of an additional $2.0 million and expected to pay the total amount of approximately $10.0 million in March 2011. Notwithstanding the acceleration of payments ahead of the Company's prior expectations, in December 2010 management revised its estimated payment stream because of ongoing operating and financial difficulties being experienced by RHI, including reorganization in bankruptcy. As of December 31, 2010, management believed that fulfillment of its indemnification obligation would occur over a period longer than previously estimated. Accordingly, in the fourth quarter of 2010, the Company decreased the carrying amount of the liability by $874,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations. The carrying amount of this liability of $14.2 million as of December 31, 2010, is included in accrued liabilities on the accompanying consolidated balance sheet.

        In December 2011 the Company and RHI executed an agreement pursuant to which the Company acquired program licenses and was relieved of its remaining obligation under the indemnification agreement, all in exchange for concurrent and future fixed cash payments of $8.1 million. The program license assets were recorded at their estimated fair values of approximately $3.8 million with corresponding recognition of license fees payable. The remainder of the payment obligations was recorded at it estimated fair value of approximately $4.1 million. The carrying amount of this liability as of December 31, 2011 was $3.5 million and is included among accrued liabilities in the accompanying consolidated balance sheet. Extinguishment of the indemnification obligation resulted in a gain of approximately $1.2 million which is reflected in the accompanying statement of operations for the year ended December 31, 2011.

        Also, included in accounts payable and accrued liabilities as of December 31, 2010 and 2011, is $411,000 and $406,000, respectively, for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015. The Company's actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer.

        In December 2009 and in December 2011, the Company concluded that payments for residuals and participations under its liability to the buyer of the international business would occur generally later than estimated. Accordingly, the Company reduced the carrying amount of the liability by $12,000

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

3. Sale of Membership Interest in Crown Media Distribution, Residual and Participation Liability and Third Party Indemnity (Continued)

and $57,000, respectively, and recognized corresponding decreases in interest expense in the accompanying statements of operations.

        In 2011, the Company concluded that certain estimated liabilities no longer represented obligations for cash payments. Accordingly, the Company reduced the carrying amount of the liability by $189,000 and recognized a corresponding gain from the sale of discontinued operations in the accompanying statement of operations.

4. Program License Fees

        Program license fees are comprised of the following:

	As of December 31,
	2010	2011
	(In thousands)
Program license fees—other non-affiliates	$552,869	$549,915
Program license fees—Hallmark Cards affiliates	15,000	16,500

Program license fees, at cost	567,869	566,415
Accumulated amortization	(331,792)	(315,451)

Program license fees, net	$236,077	$250,964

        Programming costs included in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011, were $127.5 million, $125.2 million and $136.8 million, respectively.

        In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it. In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book values. The Company made no such changes in estimates during the year ended December 31, 2009. During the years ended December 31, 2010 and 2011, such changes in estimates resulted in additional amortization of program license fees of $227,000 and $600,000, respectively.

        At December 31, 2010 and 2011, $4.1 million and $11.5 million, respectively, of program license fees were included in prepaid and other assets on the accompanying consolidated balance sheets as the Company made payments for the program license fees prior to commencement of the license period.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

4. Program License Fees (Continued)

        License fees payable are comprised of the following:

	As of December 31,
	2010	2011
	(In thousands)
License fees payable—non-affiliates	$126,375	$133,212
License fees payable—Hallmark Cards affiliates	11,729	11,293

Total license fees payable	138,104	144,505
Less current maturities	(104,286)	(135,768)

Long-term license fees payable	$33,818	$8,737

        Under certain license agreements with RHI Entertainment Distribution, LLC ("RHIED") the Company is obligated to pay $5.3 million through December 1, 2013. In connection with its reorganization in bankruptcy, RHIED assigned its right to receive these license payments to Hallmark Cards. During 2011 the Company reclassified $2.5 million from license fees payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards. Therefore, at December 31, 2011, the payable to Hallmark Cards affiliates includes $1.3 million related to this assignment. The remaining $2.7 million relates to license periods that have not commenced as of December 31, 2011; accordingly, such amount is not reflected in the accompanying condensed consolidated balance sheet. See Commitments and Contingencies below.

        During 2011 the Company capitalized film costs of $1.6 million related to one agreement, including $30,000 of interest. These costs will be amortized as each episode is aired in 2012.

5. Property and Equipment

        Property and equipment are comprised of the following:

	As of December 31,
			Depreciable Life (In years)
	2010	2011
	(In thousands)
Technical equipment and computers	$7,505	$8,053	3-5
Leased assets	17,611	17,675	3-15
Furniture, fixtures and equipment	679	571	5
Leasehold improvements	—	258	3-7
Construction-in-progress	368	77

Property and equipment, at cost	26,163	26,634
Accumulated depreciation and amortization	(13,462)	(15,398)

Property and equipment, net	$12,701	$11,236

        Depreciation and amortization expense related to property and equipment was $2.6 million, $2.2 million and $2.2 million, for the years ended December 31, 2009, 2010 and 2011, respectively.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

5. Property and Equipment (Continued)

        Software and other intangible assets of $515,000 and $350,000 as of December 31, 2010 and 2011, respectively, have been included in prepaid and other assets on the accompanying consolidated balance sheets.

6. Leases

        The Company leases uplink and transponder capacity and copiers under long-term lease agreements that are accounted for as capital leases. The capital lease liabilities are included as a component of both accounts payable and accrued liabilities and non-current accrued liabilities in the accompanying consolidated balance sheets. In addition, the Company leases uplink services and office facilities under operating leases that are generally non-cancelable. These leases expire at various dates through June 2019, and some contain escalation clauses and renewal options. Future minimum lease payments under the agreements at December 31, 2011, are as follows:

Years Ending December 31,	Capital Leases	Operating Leases(1)
(in thousands)
2012	$2,271	$5,065
2013	2,241	4,903
2014	2,165	5,059
2015	2,160	3,000
2016	2,160	633
Thereafter	6,390	—

Total minimum lease payments	17,387	$18,660

Less amount representing interest (at implicit rates of 9.38%, 3.91% and 3.31%)	(5,114)

Present value of net minimum lease payments	12,273
Less current maturities	(1,179)

Long term obligation	$11,094

(1)
Includes cancellable amounts related to parking spaces for our Los Angeles, California, office in the amounts of $119,000 for 2012 through 2014 and $89,000 for 2015.

        Rent expense under the operating leases was $2.9 million, $3.2 million and $3.1 million for the years ended December 31, 2009, 2010 and 2011, respectively. Amortization of the uplink and transponder asset held under a capital lease is recorded as amortization of capital lease on the accompanying statements of operations.

        The Company accrues and recognizes rent expense on a straight line basis over the term of the lease, including rental holidays. The Company uses the initial lease term, including the free rent holiday period, to determine the lease term.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

6. Leases (Continued)

        The Company recognizes revenue for selling excess digital network capacity on a transponder leased to third parties as Other Revenue. Revenue for the excess capacity was $126,000 and $252,000 in 2010 and 2011, respectively, and will be $252,000 in 2012 and 2013 and $105,000 in 2014.

7. Revolving Credit Facilities, Term Loan, and the Notes

Credit Facilities and Term Loan

        At December 31, 2010 the Company had no outstanding borrowings under a $30.0 million revolving credit facility issued by JP Morgan Chase Bank, N.A. as most recently amended June 29, 2011. This agreement expired July 14, 2011. At December 31, 2011, the Company had no outstanding borrowings under a $30.0 million revolving credit facility issued by JP Morgan Chase Bank, N.A. on July 14, 2011. There were no letters of credit outstanding at either December 31, 2010, or December 31, 2011. Interest expense on borrowings under the credit facilities for the years ended December 31, 2009, 2010 and 2011, was $350,000, $4,000, and $0, respectively. Commitment fee expense for the years ended December 31, 2009, 2010 and 2011, was $101,000, $123,000 and $132,000, respectively.

        On July 14, 2011, in connection with the 2011 Refinancing, the Company entered into a new $240.0 million credit agreement (the "Credit Agreement") with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a seven year $210.0 million senior secured term loan facility (the "Term Loan") and the five year $30.0 million senior secured super-priority revolving credit facility referred to above. The Term Loan was issued at a discount of 1.0% or $2.1 million.

        The Term Loan was drawn on July 14, 2011, at LIBOR at the Company's election. All LIBOR term loans will bear interest at the LIBOR Rate (subject to a minimum rate of 1.25%) plus 4.50%. The interest rate at December 31, 2011, was 5.75%. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly.

        The provisions of the Term Loan require Crown Media Holdings to make principal payments of $525,000 at each quarter's end, commencing September 30, 2011, until maturity on July 14, 2018. The Company is required to make additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the Credit Agreement) of Crown Media Holdings for the remainder of 2011, and each year thereafter, which percentage will be reduced to 25% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the Consolidated Leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds of dispositions or casualty events if Crown Media Holdings has not invested such proceeds within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the Credit Agreement. The Company plans to make a combined mandatory and discretionary payment for the remainder of 2011 of $17.5 million, which is included among current maturities of long-term debt in the accompanying consolidated balance sheet.

        The covenants in the Credit Agreement limit the ability of Crown Media Holdings and certain of its subsidiaries to (1) incur indebtedness; (2) create or permit liens on assets; (3) make certain dividends, stock repurchases and redemptions and other restricted payments; (4) make certain

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

7. Revolving Credit Facilities, Term Loan, and the Notes (Continued)

investments; (5) prepay indebtedness; (6) enter into certain transactions with Crown Media Holdings' affiliates; (7) dispose of substantially all of the assets of Crown Media Holdings; (8) merge or consolidate; (9) enter into new unrelated lines of businesses; and (10) enter into sale and leaseback transactions. The Credit Agreement also requires compliance with a maximum total leverage ratio test and a maximum total secured leverage ratio test, but permits, with certain limitations, certain equity contributions to be made to Crown Media Holdings to enhance its ability to comply with such ratio tests.

        The credit facility contains a number of affirmative and negative covenants. The Company was in compliance with these covenants as of December 31, 2011.

        The Company made principal payments of $1.1 million under the Term Loan during 2011. Interest expense under the Term Loan was $6.0 million for year ended December 31, 2011. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 6.3% during the year ended December 31, 2011.

The Notes

        On July 14, 2011, also as part of the 2011 Refinancing, the Company issued $300.0 million in aggregate principal amount of 10.5% Senior Notes, at par, due July 15, 2019 (the "Notes") in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Notes are guaranteed on a senior basis by each of Crown Media Holdings' subsidiaries (the "Guarantors").

        Commencing January 15, 2012, interest is payable each January 15th and July 15th. The Company is not required to make mandatory sinking fund payments with respect to the Notes.

        The covenants in the related indenture limit the ability of the Company to, among other things (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person.

        During any period in which the Notes have an investment grade rating from both Moody's and S&P (at least Baa3 by Moody's and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates.

        Interest expense under the Notes was $14.8 million for the year ended December 31, 2011. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the year ended December 31, 2011.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

7. Revolving Credit Facilities, Term Loan, and the Notes (Continued)

Maturities

        The aggregate maturities of long-term debt including future interest for each of the five years subsequent to December 31, 2011, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
The Notes, due July 15, 2019	$552,088	$31,588	$31,500	$31,500	$31,500	$31,500	$394,500
Term Loan, due July 14, 2018(1)	282,286	33,607	13,093	12,970	12,848	12,755	197,013

	$834,374	$65,195	$44,593	$44,470	$44,348	$44,255	$591,513

(1)
The Company only estimated the excess cash flow payment for 2011, which will be paid in 2012. The Company did not estimate excess cash flow payments for the remaining periods. Excess cash flow payments made in future periods will affect amounts due in future periods.

Early Extinguishment of Debt and Redemption of Preferred Stock

        The proceeds of the Term Loan and the Notes were used by the Company to (i) repay borrowings under the Term A Loan and Term B Loan, both of which were payable to HCC and (ii) redeem all of the Company's outstanding Series A Preferred Stock, all of which was held by HCC.

        At the time of the 2011 Refinancing, the carrying amounts of the Term A Loan, the Term B Loan and Preferred Stock exceeded the respective reacquisition and redemption prices by approximately $87.3 million and $15.7 million, respectively. In consideration of these carrying amounts having been derived from the provisions of the Recapitalization in which HCC was a significant participant, the benefits arising from the extinguishments and redemption, $103.0 million in the aggregate, have been deemed capital contributions by HCC. Accordingly, such benefits have been credited to additional paid-in capital, net of tax, in the accompanying balance sheet. The tax impact of these deemed capital contributions was $0, which is reflective of a reduction in the gross deferred tax assets related to the Term A and Term B loans of $32.5 million and offsetting reduction in the deferred tax valuation allowance of $32.5 million.

Registration Rights Agreement

        The holders of the Notes were entitled to the benefits of a Registration Rights Agreement dated July 14, 2011 (the "Registration Rights Agreement"), by and among Crown Media Holdings, the Guarantors and the initial purchaser. Pursuant to the Registration Rights Agreement, Crown Media Holdings and the Guarantors agreed to file a registration statement with the Securities and Exchange Commission for an offer to exchange the Notes for new, substantially identical notes issued under the Securities Act and to use their commercially reasonable efforts to cause the registration statement to be declared effective on or before April 10, 2012 or otherwise be subject to specified default interest rate provisions until the commitment was fulfilled. Such registration statement was declared effective by the Securities and Exchange Commission on October 4, 2011. The exchange offer concluded in November 2011 with all of the Notes being exchanged.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

7. Revolving Credit Facilities, Term Loan, and the Notes (Continued)

Guarantees

        Crown Media Holdings has no independent assets or operations, the guarantees by the subsidiary guarantors are full and unconditional, joint and several, and there are no subsidiaries of Crown Media Holdings that are not subsidiary guarantors. With certain exceptions described above, the Notes and the Credit Facilities impose restrictions on the payment of dividends by Crown Media Holdings and the subsidiary guarantors.

8. Related Party Obligations

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

Related Party Long-Term Obligations

        The Company paid principal of $330.4 million and interest of $1.5 million during the year ended December 31, 2011, on the Term A and Term B Loans. The Company paid principal of $14.4 million and interest of $1.9 million during the year ended December 31, 2010, on the Term A and Term B notes.

Recapitalization

        For financial reporting purposes, the Recapitalization has been accounted for as a troubled debt restructuring in accordance with the guidance of ASC Topic 470-60 Debt—Troubled Debt Restructurings. Identification of the Recapitalization as a troubled debt restructuring involved both qualitative and quantitative aspects. Among the qualitative aspects considered were (i) the Company's expectations that it would have been unable to fulfill the debt service requirements associated with approximately $342.2 million of principal and interest payable to HCC on May 1, 2010 upon the expiration of the waiver agreement (which was extended to August 31, 2010 pursuant to the master recapitalization agreement), along with an additional $784.6 million of principal and interest that would have become immediately due pursuant to cross-default provisions, and (ii) the going concern opinion rendered by the Company's independent registered public accounting firm in connection with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Quantitatively, Hallmark Cards is deemed to have granted a "concession" within the meaning of ASC 470-60. Prior to consummation of the Recapitalization, the weighted average interest rate of HCC debt was approximately 8.3%. After consideration of (x) the estimated fair values of Preferred Stock and Common Stock issued in the Recapitalization and (y) the debt service requirements of New Debt, the overall effective interest rate on the New Debt resulting from the Recapitalization was less than 1%.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

8. Related Party Obligations (Continued)

        Pursuant to the guidance in the ASC, we (1) recorded the issuance of Preferred Stock and Common Stock at their respective estimated fair values as of June 29, 2010 and (2) recorded New Debt in an amount equal to the residual of (i) the carrying value of HCC Debt less (ii) the estimated fair values of such Preferred Stock and Common Stock. New Debt was apportioned between the Term A and Term B Loans on the basis of their relative fair values. The amounts by which the apportioned Term Loans exceeded the respective stated amounts of principal were amortized over the terms of the loans as reductions of the interest expense that otherwise would have arisen from the stated cash interest rates. The resulting effective interest rates were approximately 0.789% and 1.002%, for the Term A Loan and Term B Loan, respectively.

        The Recapitalization also provided for the mergers of Hallmark Entertainment Holdings, Inc. ("HEH") and Hallmark Entertainment Investments Co. ("HEI") into the Company. HEH and HEI, both intermediate parents of the Company, were non-substantive subsidiaries of Hallmark Cards. The mergers were recorded at carry-over basis pursuant to the guidance of ASC Topic 805-50 Business Combinations—Related Issues. HEH and HEI had no assets other than their investment in the Company.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

8. Related Party Obligations (Continued)

Senior Secured Note

        In August 2003, the Company issued a senior note to HCC for $400.0 million. Cash payments for interest were not required from inception through June 29, 2010. The principal amount of the senior secured note accreted at 10.25% per annum, compounding semi-annually, to June 29, 2010. The Company's obligations under this note, including $797.4 million of principal and accrued interest, were extinguished on June 29, 2010, in connection with the Recapitalization.

Notes and Interest Payable to HCC

        On December 14, 2001, the Company executed a $75.0 million promissory note with HCC. Interest was payable in cash, quarterly in arrears five days after the end of each calendar quarter. During 2009 and 2010 the Company paid $6.3 million and $4.3 million, respectively, for interest. The Company's obligations under this note, including $108.6 million of principal, were extinguished on June 29, 2010, in connection with the Recapitalization.

        On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC. During 2009 and 2010 the Company paid $9.8 million and $6.8 million, respectively, for interest. The Company's obligations under this note, including $170.1 of principal, were extinguished on June 29, 2010, in connection with the Recapitalization.

        On March 21, 2006, the Company converted approximately $70.4 million of its payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC. During 2009 and 2010 the Company paid $3.6 million and $2.5 million, respectively, for interest. The Company's obligations under this note, including $62.0 million of principal, were extinguished on June 29, 2010, in connection with the Recapitalization.

Hallmark Guarantee; Interest and Fee Reductions

        Hallmark Cards unconditionally guaranteed the Company's obligations to JPMorgan Chase Bank under the credit facility that expired on July 14, 2011. This credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility through July 14, 2011; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards. The Company paid Hallmark Cards a reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%, respectively. Interest expense to HCC in connection with the JPMorgan Chase Bank credit facility was $963,000, $1,000, and $0 for the years ended December 31, 2009, 2010 and 2011, respectively. Commitment fee expense for the years ended December 31, 2009, 2010 and 2011, was $50,000, $41,000, and $20,000, respectively.

Lease Guarantees with Hallmark Cards

        On February 24, 2010, the Company executed a letter of credit/guaranty commitment with respect to a certain lease agreement with 12700 Investments, Ltd. for the office space at 12700 Ventura Boulevard, Studio City, California. The landlord required that Crown Media United States, the entity which executed the lease, provide a letter of credit of $1.6 million securing certain obligations of Crown

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

8. Related Party Obligations (Continued)

Media United States. Consequently, Hallmark Cards agreed to guarantee the issuer of such letter of credit against any loss thereon pursuant to the guaranty. As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States agreed to pay Hallmark Cards a fee which equals 0.75% per annum of the outstanding letter of credit obligation. Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

        On September 2, 2008, Hallmark Cards issued a guaranty for the benefit of Crown Media United States, which guaranty pertains to a lease agreement with Paramount Group, Inc. for the office space at 1325 Avenue of the Americas, New York, New York. As a condition to executing the lease agreement, the landlord required Hallmark Cards to guaranty all obligations of Crown Media United States under the lease agreement. As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States paid Hallmark Cards a fee which equals 0.28% per annum of the outstanding obligation under the lease agreement. Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

9. Related Party Transactions

Tax Sharing Agreement

  Overview

        On March 11, 2003, the Company became a member of Hallmark Cards' consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the "federal tax sharing agreement"). Hallmark Cards includes the Company in its consolidated federal income tax return. Accordingly, Hallmark Cards has benefited from subsequent tax losses and may benefit from future federal tax losses, which may be generated by the Company. Based on the original federal tax sharing agreement, Hallmark Cards agreed to pay the Company all of the benefits realized by Hallmark Cards as a result of including the Company in its consolidated income tax return. Also, taxable income recognized by the Company that is included in the Hallmark Cards consolidated tax return will result in a payment by the Company to Hallmark Cards.

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

For the Years Ended December 31, 2009, 2010 and 2011

9. Related Party Transactions (Continued)

accrued from January 1, 2010, through June 29, 2010, was treated as a deduction under the amended federal tax sharing agreement.

        At December 31, 2009, the Company owed Hallmark Cards $8.5 million under the federal tax sharing agreement for 2009. The liability was satisfied on June 29, 2010, in connection with the Recapitalization. For the year ended December 31, 2010, the Company owed Hallmark Cards $12.9 million for tax as calculated pursuant to the amended federal tax sharing agreement and this amount was paid to Hallmark Cards in December 2010. The Company owed Hallmark Cards $15.3 million under the federal tax sharing agreement for 2011 with $10.5 million paid in cash and the balance will be offset against the overpayment of the 2010 tax sharing payment and any amounts remaining will be paid in cash to Hallmark Cards during 2012.

        Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings. Consequently, Hallmark Entertainment Holdings and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Cards (as successor to Hallmark Entertainment Holdings) and the Company file consolidated, combined or unitary state tax returns. The Company makes tax-sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company's taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization. In connection with the Recapitalization, Hallmark Cards agreed to waive the state tax liability associated with the 2010 cancellation of debt income in those states in which Hallmark Cards files a combined return. Accordingly, the Company has reduced the liability for the state taxes and credited paid-in capital for that amount. For the year ended December 31, 2010, the Company owed Hallmark Cards $751,000 with respect to the state tax sharing payment primarily related to changes in California tax law. As of December 31, 2011, it is estimated that the Company will owe Hallmark Cards approximately $539,000 with respect to the state tax sharing payments relating to 2011. This amount will be payable two days prior to the due date of the state tax returns. In October 2011, the Company paid $742,000 to Hallmark Cards related to 2010 California state taxes. During December 2011, the Company paid $9,000 to Hallmark Cards related to 2010 New York and New York City taxes. During 2011 the Company made estimated tax payments of $20,000 related to 2011 Colorado state taxes.

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

Services Agreement with Hallmark Cards

        Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services. In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards' services were $455,000 for 2009, $387,000 for 2010 and $448,000 for 2011.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

9. Related Party Transactions (Continued)

        At December 31, 2010, and 2011, the Company's payables to Hallmark Cards affiliates on the accompanying condensed consolidated balance sheets were $1.0 million and $4.1 million, respectively. The December 31, 2010, balance was comprised of $757,000 of state taxes due under the state tax sharing agreement and $248,000 of non-interest bearing unpaid accrued service fees and unreimbursed expenses. The December 31, 2011, balance was comprised of $2.8 million of taxes due under the federal and state tax sharing agreements and $1.3 million of assigned license payments. The $15.2 million outstanding at December 31, 2009, was satisfied on June 29, 2010, in connection with the Recapitalization.

"Hallmark Hall of Fame" Programming License Agreement

        In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 58 "Hallmark Hall of Fame" movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability. The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various 10-year exhibition windows.

        In 2011 Crown Media United States entered into an additional agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 16 "Hallmark Hall of Fame" movies produced from 2009 through 2014, for exhibition on Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, with windows commencing at various times between 2011 and 2014, depending on availability. The total license fee for these movies is $10.0 million and is payable in equal monthly installments over the various 10-year exhibition windows.

        On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards will provide the Company one-week, limited play licenses for each of six new "Hallmark Hall of Fame" two-hour movies to be produced by Hallmark Cards over the two-year contract term. In exchange for approximately two-thirds of the advertising units otherwise available during each airing of the movies, Hallmark Cards will pay the Company $3.4 million of cash ratably as the individual licenses open. The Company has estimated the fair value of the program licenses to be approximately $1.0 million. The Company will recognize total advertising revenue of approximately $4.4 million as it fulfills its advertising obligation to Hallmark Cards. As of the date of this Report, two of such movies aired on Hallmark Channel.

Trademark Agreement with Hallmark Cards

        In connection with the 2011 Refinancing, Hallmark Licensing, LLC, an affiliate of Hallmark Cards, extended two existing trademark licenses (the "Extended Licenses") with Crown Media United States for an additional period terminating the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

9. Related Party Transactions (Continued)

        Crown Media United States has a trademark license agreement with Hallmark Licensing, LLC for use of the "Hallmark" mark for Hallmark Channel and for Hallmark Movie Channel. The Company is not required to pay any fees under the trademark license agreements. The Company has accounted for the agreement pursuant to the contractual terms of the arrangement, which is royalty free. Accordingly, no amounts have been reflected in the consolidated balance sheets or consolidated statements of operations and of the Company.

        Under the license agreement, we would be in default if we (i) fail to make any payment due under any loan agreement within five days of its due date or (ii) receive an opinion from our auditors that expresses their doubt with respect to our ability to continue as a going concern.

10. Company Obligated Mandatorily Redeemable Preferred Interest and NICC License Agreements

        Pursuant to a 1998 agreement among the Company and others then owning membership interests in Crown Media United States (the "Company Agreement"), VISN Management Corp. ("VISN," a wholly-owned subsidiary of National Interfaith Cable Coalition, Inc., "NICC") owned a $25.0 million mandatorily redeemable, preferred membership interest (the "preferred interest"), which was redeemed in December 2010.

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

        In addition to paying VISN $25.0 million in 2010 for the redemption of the preferred interest, the Company paid NICC $4.6 million, $2.8 million and $0 during the years ended December 31, 2009, 2010 and 2011, respectively, in connection with the provisions of the Company Agreement, the December 2005 NICC Agreement and the Modification Agreement. Such payments fulfilled the Company's obligations to NICC and VISN.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

11. Stockholders' Equity (Continued)

        The Company has not paid any cash dividends on its common stock since inception. It has been prohibited from doing so by prior debt agreements including the Term A and Term B Loans. The provisions of the Term Loan and the Notes likewise place significant restrictions on the payment of common stock dividends.

        Commencing in the first quarter of 2011, holders of Preferred Stock were entitled to mandatory, cumulative quarterly dividends at the following annual rates: 14% during 2011 and 16%, (the perpetual rate) during 2012 and all periods thereafter. There was no Preferred Stock dividend entitlement during 2010. During 2011 holders of Preferred Stock received cash dividends of approximately $13.8 million.

        The Company estimated that the absence of perpetual rate dividends during 2010 and 2011 resulted in an implicit discount of $17.4 million in the estimated fair value of Preferred Stock upon issuance at June 29, 2010. Such discount was amortized through July 14, 2011. Amortization of $14.0 million and $1.8 million for the year ended December 31, 2010, and the period from January 1 through July 14, 2011, respectively, was reflected as an increase in accumulated deficit and an increase in redeemable preferred stock.

        Holders of Preferred Stock were entitled to vote together with holders of Common Stock as a single class, with the Preferred Stock voting on an "as converted" basis. Holders of Preferred Stock, as a separate class, were also required to approve certain specified actions that could negatively impact the holders of the Preferred Stock.

        The following table summarizes the issuance and transactions related to the redeemable Preferred Stock in 2010 and 2011:

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock
	(In thousands)
Balance, December 31, 2009	—	$—
Issuance of redeemable preferred stock	185	185,000
Imputed preferred stock dividends from amortization of discount on preferred stock	—	13,934

Balance, December 31, 2010	185	198,934
Imputed preferred stock dividends from amortization of discount on preferred stock	—	1,771
Redemption of preferred stock	(185)	(185,000)
Addition to paid-in capital from redemption of preferred stock	—	(15,705)

Balance, December 31, 2011	—	$—

12. Income Taxes

        Hallmark Cards will include the Company's 2011 taxable income in its 2011 consolidated federal tax return. Historically, the Company has accounted for income taxes as if it were a separate taxpayer not included in the consolidated tax return of Hallmark Cards. Because of this, the provision and

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

12. Income Taxes (Continued)

temporary differences, which are recorded as if the Company were a separate taxpayer may not exist on the consolidated tax return of Hallmark Cards. Prior to 2011, the entire amount of the Company's net deferred tax assets was offset by a valuation allowance through December 31, 2010. During 2011, the valuation allowance decreased by $300.1 million primarily related to current taxable income, the expected future utilization of net operating loss carryforwards, a change in the effective tax rate, and the difference between the book and tax basis of the new HC Crown debt as a result of the recapitalization. The Company may ultimately reverse the remaining valuation allowance and record a tax benefit if it is determined to be more likely than not that the Company could realize the tax benefit if it were treated as a stand-alone taxpayer.

        Because the Company accounts for income taxes as if it were a separate tax payer, the Recapitalization generated net cancellation of debt income of $147.0 million. Accordingly, the Company generated federal and state taxable income in 2010 for both regular tax and alternative minimum tax ("AMT") purposes. For regular tax purposes, this income was fully offset by net operating loss carryforwards. However, for federal AMT purposes, loss carryforwards were used against AMT income but are limited to 90% of that income. As a result, the Company recorded an income tax expense of $3.3 million for the AMT in its consolidated statements of operations since the Company was not able to recognize an offsetting deferred tax benefit from the AMT credit carryforward because of its full valuation allowance on deferred tax assets. In 2011, the AMT expense recognized was $862,000.

        However, as a result of being included in the consolidated tax return of Hallmark Cards, this AMT expense is not required to be paid to the Internal Revenue Service nor to Hallmark Cards under the tax sharing agreement. Accordingly, the Company has reduced the liability for the aforementioned AMT and increased paid-in capital. The net result for AMT calculated as if the Company is a separate taxpayer is a charge to the consolidated statements of operations and a corresponding credit to paid-in capital.

        For state income tax purposes the Company also has a tax expense on a separate company stand-alone basis. Effective October 2010, California suspended the use of tax loss carryforwards for 2010 and 2011. Also, Colorado has suspended NOLs in excess of $250,000 for 2011 through 2013 and Illinois has suspended the use of NOLs for 2011 through 2013. Additionally, New York and New York City have taxes based on capital.

        The stand-alone income taxes for the years ended December 31, 2009, 2010 and 2011, are as follows:

	Years Ended December 31,
	2009	2010	2011
	(In thousands)
Continuing operations	$—	$8,810	$(234,589)

Income tax provision	$—	$8,810	$(234,589)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

12. Income Taxes (Continued)

	Current	Deferred	Total
	(In thousands)
2011:
Federal	$858	$(221,000)	$(220,142)
State and local	553	(15,000)	(14,447)

Total	$1,411	$(236,000)	$(234,589)

2010:
Federal	$3,304	$—	$3,304
State and local	5,506	—	5,506

Total	$8,810	$—	$8,810

2009:
Federal	$—	$—	$—
State and local	—	—	—

Total	$—	$—	$—

        The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,
	2009	2010	2011
	(In thousands)
Tax computed at 35%	$(8,204)	$11,512	$29,472
State taxes, net	(874)	1,296	1,923
Other	554	(171)	650
Change in tax rate applicable to deferred tax assets	—	22,055	943
Increase (decrease) in valuation allowance	8,524	(25,882)	(267,577)

Income tax provision	$—	$8,810	$(234,589)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

12. Income Taxes (Continued)

        The components of Crown Media Holdings' stand-alone deferred tax assets and liabilities are comprised of the following:

	Years Ended December 31,
	2010	2011
	(In thousands)
Deferred tax assets:
Bad debt reserve	$52	$68
Accrued compensation	1,898	2,170
Net operating loss	547,417	530,476
Depreciation	4,381	4,157
Sale of international business and film assets	5,529	1,470
Basis difference on HCC debt.	37,997	—
Audience deficiency unit reserve	8,944	3,818
Other	689	—
AMT credit	3,304	4,165
Valuation allowance	(610,211)	(310,128)

Total deferred tax assets	—	236,196
Deferred tax liabilities:
Other	—	(196)

Total deferred tax liabilities	—	(196)

Net deferred taxes	$—	$236,000

        As of December 31, 2011, the Company's stand-alone cumulative federal net operating losses were approximately $1.4 billion, which would expire in 2021 through 2029 under the carryforward provisions provided by the tax code. Of this amount, approximately $692.0 million is federal net operating losses that have not yet been utilized by Hallmark Cards in its consolidated returns and will begin to expire in 2019 through 2022. The Company has recorded a reduction in its deferred tax asset from net operating loss carryforwards of $16.0 million related to the taxable income generated during the year ended December 31, 2011. The Company has recorded a net deferred tax asset of $530.5 million related to the cumulative losses generated. The Company has apportioned state net operating losses of approximately $796.4 million which expire in 2012 through 2032.

Release of Valuation Allowance

        The Company had established a deferred tax asset of $610.2 million as of December 31, 2010, and had recorded a full valuation allowance against it. During 2011, after evaluating positive and negative evidence, including recent earnings history, the Company determined that it is more likely than not that it will utilize a portion of its tax loss carry forwards, as if separate returns were filed.

        During 2011, in consideration of the expected realization of deferred tax assets in years beyond 2011, in particular, (i) the expected future reversal of existing taxable temporary differences and (ii) expected future taxable income exclusive of reversing temporary differences and carry forwards, the Company released $236.0 million of its valuation allowance. Correspondingly, an unreserved deferred

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

12. Income Taxes (Continued)

tax asset of $236.0 million is reflected on the accompanying consolidated balance sheet as of December 31, 2011. The related $236.0 million effect on the accompanying statement of operations for the year ended December 31, 2011 is a non-cash income tax benefit.

        The Company will continue to evaluate the available positive and negative evidence available in subsequent periods and adjust its remaining valuation allowance to an amount it determines to be more likely than not to be realized.

Accounting for Uncertainty in Income Taxes

        An evaluation process is required under applicable accounting standards for all tax positions taken. If the probability for sustaining a tax position is at least more likely than not, then the tax position is warranted and recognition should be at the highest amount which is greater than 50% likely of being realized upon ultimate settlement. At December 31, 2010 and 2011, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2010 and 2011, we have no accrued interest related to uncertain tax positions.

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

        The Company has separate company nexus in Colorado and Georgia and has also been included in the combined state tax returns of Hallmark Cards or HCC for California, Illinois, and New York. NOL's are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

13. Fair Value

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2010 and 2011.

	December 31, 2010		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term A Loan and interest payable to HCC (Level 3)	$261,433	$199,361	$—	$—
Term B Loan and interest payable to HCC (Level 3)	156,262	119,528	—	—
Redeemable Preferred Stock (Level 2)	198,934	229,433	—	—
Term Loan and interest payable (Level 3)	—	—	209,578	201,346
The Notes and interest payable (Level 2)	—	—	314,525	330,278

        ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company's debt obligations with HCC had limited or no observable market data available on or around December 31, 2010. Fair value measurements for these instruments are included in Level 3 of the fair value hierarchy of ASC Topic 820. These fair value measurements were based primarily upon the Company's own estimates and reflect its current pricing policy, the current economic and competitive environment, the characteristics of the instrument, credit and interest rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in an immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

        The Company estimated the fair value of the Notes using the trading price obtained from Bloomberg on December 30, 2011, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

        At December 31, 2010 and 2011, the fair values of the Level 3 financial instruments were $318.9 million and $201.3 million, respectively. No transfers between levels occurred during 2010 and 2011.

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

For the Years Ended December 31, 2009, 2010 and 2011

14. Share-Based Compensation (Continued)

compensation: Stock Options, Restricted Stock Units ("RSU") and Share Appreciation Rights ("SAR").

Stock-Based Compensation

        The Company recorded $324,000 and $67,000 of compensation expense associated with the employment and performance RSUs during the years ended December 31, 2010 and 2011, respectively, which has been included in selling, general and administrative expense on the accompanying consolidated statements of operations. The Company recorded $269,000 of compensation benefit associated with the employment and performance RSUs during the year ended December 31, 2009, which has been included in selling, general and administrative expense on the accompanying consolidated statements of operations. These awards are included as liabilities in accounts payable and accrued liabilities in the accompanying consolidated balance sheets due to the Company's history of settling these awards in cash.

        As of December 31, 2010 and 2011, there was no unrecognized compensation cost, related to non-vested stock options granted to the Company's employees. The closing price of a share of the Company's common stock, which is used to calculate the year end RSU liabilities, was $2.62 and $1.21 on December 31, 2010 and 2011, respectively. As of December 31, 2010 and 2011, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company's directors, in the amount of $375,000 and $236,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

General Stock Option Information

        Crown Media Holdings may grant options for up to 10.0 million shares under the Plan. The stock options expire 10 years from the date of grant and generally vest over service periods that range from date of grant to four years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

        There were no stock option grants in 2009, 2010 and 2011.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

14. Share-Based Compensation (Continued)

        A summary of the status of the Company's Stock Option Plan at December 31, 2010 and 2011, and changes during the years then ended is presented below:

	Shares (in thousands)	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2009	87		$13.89	1.51	$0.00
Options cancelled	(22)	$12.50 - 16.38	$14.09

Balance, December 31, 2010	65		$13.82	0.82	$0.00
Options cancelled	(27)	$16.38 - 17.45	$16.47

Balance, December 31, 2011	38		$11.90	0.23	$0.00

Exercisable	38		$11.90	0.23	$0.00

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

        We recognize compensation cost, net of estimated forfeitures, over the vesting term and include changes in fair value at each reporting period. Our cash settlements for the years ended December 31, 2009, 2010 and 2011 were as follows:

Settlement Amount (in thousands)
2009	$1,499
2010	163
2011	154

Total	$1,816

        The Company granted 147,540, 125,581 and 192,317 RSUs in August 2009, 2010 and 2011, respectively, to members of its Board of Directors who were not employees of the Company or

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

14. Share-Based Compensation (Continued)

Hallmark Cards and its subsidiaries. These RSUs are part of the compensation of directors consisting of the annual grant of RSUs valued at $45,000.

Board of Directors RSUs	Units	Weighted-Average Remaining Contractual Term in Years
Nonvested Balance, December 31, 2009	191,992	2.35
Units issued	125,581
Units settled in cash	(76,255)

Nonvested Balance, December 31, 2010	241,318	2.08
Units issued	192,317
Units settled in cash	(108,417)

Nonvested Balance, December 31, 2011	325,218	2.07

Chief Executive Officer ("CEO") Share Appreciation Rights Agreement

        Under Share Appreciation Rights Agreement dated October 3, 2006, the Company agreed to grant stock appreciation rights ("SARs") to the then CEO upon occurrence of certain events. The then CEO terminated his employment in May 2009 and his SARs were forfeited at that time.

        Prior to the CEO's termination, the fair value of the CEO's SAR grant was estimated at each reporting date using a Monte Carlo Lattice option pricing model. Valuation of this SAR grant was based upon market and service conditions. The Company recorded $247,000 in compensation benefit related to SARs for the year ended December 31, 2009, on the Company's consolidated statement of operations as a component of selling, general and administrative expense.

15. Employee Benefits

Benefit Plans

        Crown Media Holdings adopted a 401(k) retirement plan for all of its United States employees effective January 1, 2002. All eligible employees not otherwise enrolled were automatically enrolled into the plan; thereafter, all eligible new hires and rehires will be automatically enrolled in the plan. Employees will have 90 days to terminate his or her participation in the plan and the plan will refund any contributions. Employees that qualify for participation can contribute up to 50% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after-tax salary, not to exceed 50% total of combined and pre-tax and after-tax contributions. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents. Crown Media Holdings contributed and expensed $481,000, $417,000 and $480,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

Deferred Compensation Plans

        The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $1.6 million and $1.5 million at

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

15. Employee Benefits (Continued)

December 31, 2010 and 2011, respectively, are included on the accompanying consolidated balance sheets among short and long-term accrued liabilities.

        The Company also sponsors a deferred compensation plan for its Board of Directors. Participants in this plan earn interest on their deferred compensation. Related liabilities of $375,000 and $394,000 at December 31, 2010 and 2011, respectively, are included on the accompanying consolidated balance sheets among short and long-term accrued liabilities.

Resignation Agreements

        The individual then serving as the Company's chief executive officer resigned May 31, 2009. Pursuant to the resignation agreement, in June 2009 the Company paid this individual $2.5 million, an amount representing the present value of the salary and bonus that otherwise would have been paid to him from June 1, 2009 through October 2, 2010, the scheduled expiration of his employment contract. The Company was also obligated to provide him office space, an assistant and payment of COBRA insurance benefits for periods that expired at various times through May 31, 2010. These expenses were recorded as selling, general and administrative expense on the accompanying consolidated statements of operations in 2009.

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

Long Term Incentive Compensation Agreements

        In the second quarter of 2009, the Company granted Long Term Incentive Compensation Agreements ("LTI Agreements") to each vice president, senior vice president, executive vice president and president of the Company. The target award under each LTI Agreement was a percentage of the employee's base salary and ranged from $26,000 to $469,000. Of each grant, 50% was an Employment Award (as defined under the LTI Agreements) and 50% was a Performance Award (as defined under the LTI Agreements). The Employment Award vested on August 31, 2011, and was settled in cash on September 2, 2011, in the amount of $1.1 million. A portion of the Performance Award vested on December 31, 2010, and was subsequently settled in the first quarter of 2011 in the amount of $157,000; the remaining 50% did not vest on December 31, 2011, in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow.

        In the first quarter of 2010, the Company granted LTI Agreements to each vice president, senior vice president, executive vice president and president of the Company. The target award under each LTI Agreement is a percentage of the employee's base salary and ranges from $25,000 to $536,000. Of each grant, 50% is an Employment Award and 50% is a Performance Award. The Employment Award will vest on August 31, 2012, and be settled in cash within 30 days thereafter, subject to earlier pro rata settlement as provided in the LTI Agreement. The Performance Award will vest on December 31, 2012,

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

15. Employee Benefits (Continued)

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

        In the second quarter of 2011, the Company granted LTI Agreements to each vice president, senior vice president, executive vice president and president of the Company. The target award under each LTI Agreement is a percentage of the employee's base salary and ranges from $23,000 to $550,000. Of each grant, 50% is an Employment Award and 50% is a Performance Award. The Employment Award will vest on August 31, 2013, and be settled in cash within 30 days thereafter, subject to earlier pro rata settlement as provided in the LTI Agreement. The Performance Award will vest on December 31, 2013, if the performance criteria are achieved, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2013, but by no later than March 15, 2014. Vesting of the Performance Award will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement. Early settlement is provided in the case of involuntary termination of employment without cause on or after January 1, 2012, death or disability. Potential payouts under the Performance Awards depend on achieving 90% or higher of a target threshold and range from 0% to 150% of the target award. The Company's Compensation Committee has the ability to increase or decrease the payout based on an assessment of demographics achieved, relative market conditions and management of expenses.

        The Company recorded $540,000, $1.3 million and $1.7 million of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the years ended December 31, 2009, 2010 and 2011, respectively, related to these agreements. Additionally, the $1.9 million and $2.2 million liabilities for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2010 and 2011, respectively.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

16. Commitments and Contingencies (Continued)

        An entity providing licensed programming is required to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both gross assets and liabilities of $259.2 million and $199.6 million as of December 31, 2010 and 2011, respectively, related to committed program license fees payable with airing windows which begin subsequent to period-end.

        Contractual maturities of long-term obligations over the next five years and the period thereafter are as follows (in thousands):

	Scheduled Payments by Period in Thousands
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
The Notes(1)	$552,088	$31,588	$31,500	$31,500	$31,500	$31,500	$394,500
Term Loan(1)	282,286	33,607	13,093	12,970	12,848	12,755	197,013
Capital lease obligations(1)	17,387	2,271	2,241	2,165	2,160	2,160	6,390
Operating leases	18,660	5,065	4,903	5,059	3,000	633	—
Program license fees payable for current and future windows(2)(3)	344,099	150,380	95,457	52,807	20,829	9,698	14,928
Executory contract	597	492	35	35	35	—	—
Subscriber acquisition fees	142	142	—	—	—	—	—
Deferred compensation and interest	1,858	259	326	418	433	—	422
Other payables to buyer of international business	493	335	53	53	41	11	—
Other payables to buyer of film assets	3,825	536	3,289	—	—	—	—

Total contractual cash obligations	$1,221,435	$224,675	$150,897	$105,007	$70,846	$56,757	$613,253

(1)
Includes future interest.

(2)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(3)
Contains airing windows that open subsequent to December 31, 2011. Therefore, the additional liability is not included on the balance sheet as of December 31, 2011.

        The Company owes an amount on a quarterly basis under a program license agreement that is subject to fluctuation. The Company owed $3.3 million at December 31, 2010, and $2.1 million at December 31, 2011, under this agreement. The Company has the obligation to remit these quarterly payments through the 2011/2012 broadcast season.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

16. Commitments and Contingencies (Continued)

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

        A lawsuit was brought in July 2009 in the Delaware Court of Chancery against the Company's Board of Directors, Hallmark Cards, Incorporated and its affiliates, as well as the Company as a nominal defendant, by S. Muoio & Co. LLC ("Muoio"), a minority stockholder of the Company, regarding a recapitalization proposal which the Company received from Hallmark Cards in May 2009. The lawsuit alleged, among other things, that the recapitalization was for an unfair price and undervalued the Company. The complaint requested the court enjoin the defendants from consummating the recapitalization transactions and award plaintiff fees and expenses incurred in bringing the lawsuit. Following the execution by the Company of the Recapitalization agreements, on March 11, 2010, the plaintiff filed an amended complaint raising similar allegations and seeking rescission of the Recapitalization. The Recapitalization was consummated on June 29, 2010.

        A trial took place in September 2010. On March 9, 2011, the Delaware Court of Chancery concluded that the process and the price of the Recapitalization were entirely fair and entered a final judgment order in favor of the defendants on all claims and dismissed the lawsuit with prejudice. This ruling was affirmed by the Delaware Supreme Court on December 20, 2011.

        The accompanying consolidated balance sheets include approximately $2.1 million and $1.8 million in accounts receivable at December 31, 2010 and 2011, respectively, for litigation costs for which the Company expects to be reimbursed by its insurance company. Similarly, the accompanying consolidated balance sheets include approximately $434,000 and $202,000 in accounts payable and accrued liabilities at December 31, 2010 and 2011, respectively, related to litigation costs.

Guarantee

        As discussed further under Program License Fees, RHIED assigned to Hallmark Cards its right to receive $5.3 million in program license fees from the Company. The assignment relates to a 2002 guarantee issued by HEH to an unaffiliated movie production company on behalf of RHIED. At that time, HEH was a wholly-owned subsidiary of Hallmark Cards and an intermediate parent of the Company. Also at that time, RHIED was a wholly-owned subsidiary of HEH; it ceased to be affiliated with Hallmark Cards in January 2006. As part of the Recapitalization, HEH was merged with the Company. In August 2010 the unaffiliated production company made demand of the Company for payment of amounts owed by RHIED. Hallmark Cards subsequently assumed defense of the claim and fully indemnified the Company. On December 10, 2010, RHIED filed for reorganization in bankruptcy. Pursuant to a settlement and release agreement among the unaffiliated production company, RHIED, Hallmark Cards and the Company, the Company's obligation under the guarantee was extinguished. The settlement and release agreement was approved by the bankruptcy court on February 17, 2011 and became final and non-appealable on March 3, 2011.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

16. Commitments and Contingencies (Continued)

Contract Termination

        During the fourth quarter of 2009, we exercised our rights to terminate two agreements in connection with our February 2010 launch of Hallmark Channel in high definition. The Company estimated the costs of termination to be approximately $4.7 million and recorded them as a component of cost of services in the accompanying consolidated statement of operations for 2009.

        Termination of one agreement for a standard definition version of the Network also resulted in a change in the estimated life of a related deferred credit that arose in connection with the sale of our international business in 2005. After launch of the high definition service, recurring monthly expenses under the terminated agreement ceased. Accordingly, in the fourth quarter of 2009, we reduced the deferred credit by approximately $847,000 and recognized a gain on the sale of discontinued operations. Through December 31, 2011, the aggregate loss on sale of the international business is $793,000.

17. Segment Reporting

        During 2009, 2010 and 2011, network operations comprise the Company's sole operating segment. The Company has evaluated performance and allocated resources based on the results of this segment. The key operating performance criteria used in this evaluation include revenue, loss from continuing operations and total assets.

18. Quarterly Information (Unaudited)

        The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2010 and 2011.

	Quarters Ended
2010	March 31	June 30	September 30	December 31	Full Year
Total revenues	$68,378	$65,709	$62,520	$90,665	$287,272
Programming costs	(29,157)	(30,214)	(31,246)	(34,632)	(125,249)
Operating costs	(2,697)	(2,713)	(3,092)	(3,427)	(11,929)
Selling, marketing, general and administrative expenses	(13,384)	(13,106)	(19,755)	(15,690)	(61,935)
(Loss) gain on sale of film assets	—	(155)	—	874	719

Income from operations	23,140	19,521	8,427	37,790	88,878
Interest expense, net	(25,464)	(25,606)	(2,509)	(2,408)	(55,987)
Income tax provision	—	(2,897)	—	(5,913)	(8,810)

Net (loss) income	$(2,324)	$(8,982)	$5,918	$29,469	$24,081

Net (loss) income per share	$(0.02)	$(0.08)	$—	$0.05	$0.03

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2009, 2010 and 2011

18. Quarterly Information (Unaudited) (Continued)

	Quarters Ended
2011	March 31	June 30	September 30	December 31	Full Year
Total revenues	$73,595	$76,150	$74,048	$99,568	$323,361
Programming costs	(32,107)	(36,265)	(32,334)	(36,076)	(136,782)
Operating costs	(2,952)	(2,941)	(3,133)	(3,240)	(12,266)
Selling, marketing, general and administrative expenses	(16,471)	(13,445)	(16,429)	(19,150)	(65,495)
Gain on extinguishment of indemnification	—	—	—	1,246	1,246

Income from operations	22,065	23,499	22,152	42,348	110,064
Interest expense, net	(1,795)	(1,535)	(10,556)	(11,971)	(25,857)
Income tax (provision) benefit	43,827	(419)	191,685	(504)	234,589
Gain on sale of discontinued operations	—	189	(1)	1	189

Net income	$64,097	$21,734	$203,280	$29,874	$318,985

Net income per share	$0.13	$0.03	$0.45	$0.08	$0.69

        See footnotes 3 and 16 above for discussions regarding non-routine quarterly activity.