Form 10-Q
period 2012-03-31
CROWN MEDIA HOLDINGS INC
filed 2012-05-03
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

In this Form 10-Q the terms “Crown Media Holdings” or the “Company,” refer to Crown Media Holdings, Inc.  and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, including Crown Media United States, LLC (“Crown Media United States”). The term “Common Stock” refers to our Class A Common Stock.

The name “Hallmark” and other product or service names are trademarks or registered trademarks of entities owned by Hallmark Cards, Incorporated (“Hallmark Cards”).

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,	As of March 31,
	2011	2012

ASSETS

Cash and cash equivalents	$35,181	$11,959
Accounts receivable, less allowance for doubtful accounts of $181 and $194, respectively	83,798	80,610
Program license fees	98,158	93,031
Prepaid program license fees	11,533	24,424
Deferred tax asset, net	14,200	12,900
Prepaid and other assets	1,174	1,693
Total current assets	244,044	224,617

Program license fees	152,806	155,698
Property and equipment, net	11,236	10,803
Deferred tax asset, net	221,800	216,283
Debt issuance costs, net	11,711	11,386
Prepaid and other assets	2,839	6,235
Goodwill, net	314,033	314,033
Total assets	$958,469	$939,055

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(continued)

	As of December 31,	As of March 31,
	2011	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$15,391	$14,992
Audience deficiency reserve liability	10,256	10,244
License fees payable	135,768	113,655
Payables to Hallmark Cards affiliates	4,051	8,931
Interest payable	17,135	6,624
Current maturities of long-term debt	19,600	2,100
Total current liabilities	202,201	156,546

Accrued liabilities	16,667	18,934
License fees payable	8,737	25,892
Long-term debt, net of current maturities	487,368	486,917
Total liabilities	714,973	688,289

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of December 31, 2011, and March 31, 2012, respectively	3,597	3,597
Paid-in capital	2,082,241	2,077,241
Accumulated deficit	(1,842,342)	(1,830,072)
Total stockholders’ equity	243,496	250,766
Total liabilities and stockholders’ equity	$958,469	$939,055

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2012
Revenue:
Advertising	$55,604	$62,986
Advertising by Hallmark Cards	130	876
Subscriber fees	17,749	19,798
Other revenue	112	114
Total revenue, net	73,595	83,774
Cost of Services:
Programming costs
Non-affiliates	31,726	33,447
Hallmark Cards affiliate	381	688
Other costs of services	2,952	3,069
Total cost of services	35,059	37,204
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	15,736	14,355
Marketing expense	350	500
Depreciation and amortization expense	385	348
Income from operations before income tax expense	22,065	31,367
Interest expense	(1,795)	(11,773)
Income before income tax expense	20,270	19,594
Income tax benefit (expense)	43,827	(7,324)
Net income and comprehensive income	64,097	12,270
Income allocable to Preferred Stockholder	(16,594)	—
Net income attributable to common stockholders	$47,503	$12,270
Weighted average number of common shares outstanding, basic and diluted	359,676	359,676
Net income per common share, basic and diluted	$0.13	$0.03

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,097	$12,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,358	32,147
Provision for allowance for doubtful accounts	172	20
Income tax (benefit) expense	(43,827)	7,324
Stock-based compensation	40	71
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,557	3,168
Additions to program license fees	(53,760)	(28,550)
Increase in prepaid and other assets	(12,556)	(17,220)
(Decrease) increase in accounts payable, accrued and other liabilities	(3,179)	2,210
Decrease in interest payable	(62)	(10,676)
Increase (decrease) in license fees payable	21,841	(4,259)
Decrease in payables to Hallmark Cards affiliates	(1,499)	(1,325)
Net cash provided by (used in) operating activities	7,182	(4,820)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(240)	(92)
Net cash used in investing activities	(240)	(92)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Term Loan	—	(18,025)
Principal payments on notes payable to HCC	(16,347)	—
Dividends paid to Preferred Stockholder	(6,386)	—
Principal payments on capital lease obligations	(256)	(285)
Net cash used in financing activities	(22,989)	(18,310)
Net decrease in cash and cash equivalents	(16,047)	(23,222)
Cash and cash equivalents, beginning of period	30,565	35,181
Cash and cash equivalents, end of period	$14,518	$11,959

Supplemental disclosure of cash and non-cash activities:
Interest paid	$1,258	$21,955
Reduction of additional paid-in capital for tax transactions	$4,885	$5,001

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2011 and 2012

1. Business and Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its wholly-owned subsidiary Crown Media United States, owns and operates pay television networks (collectively, the “Networks” or the “networks”) dedicated to high quality, entertainment programming for adults and families, in the United States. The significant investor in the Company is H C Crown, LLC (“HCC”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”).

The Company’s continuing operations are currently organized into one operating segment, the Networks.

On June 29, 2010, the Company consummated a series of recapitalization transactions in which approximately $1.2 billion owed to HCC and Hallmark Cards was extinguished upon issuance of (i) the Term A Loan, the Term B Loan and Preferred Stock in the aggregate face amount of $500 million and (ii) Common Stock (the “Recapitalization”). On July 14, 2011 the Company used the proceeds from a new $210 million senior secured term loan (the “Term Loan”) and $300 million of senior unsecured notes (the “Notes”) to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock (collectively, the “2011 Refinancing”).

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $172,000 and $20,000 for the three months ended March 31, 2011 and 2012, respectively.

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

Net Income per Share

Basic net income per share for each period is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share for each period is computed by dividing net income attributable to common stockholders by the weighted average number of common shares plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive.  Potential common shares consist of incremental common shares issuable upon the exercise of stock options and common shares issuable upon conversion of the preferred stock.  Approximately 62,000 and 30,000 stock options for the three months ended March 31, 2011 and 2012, respectively, have been excluded from the determination of diluted net income per share because the individual effect in each instance was antidilutive.

Net income attributable to common stockholders for the three months ended March 31, 2011, reflects allocations in favor of preferred stockholders for (i) imputed preferred stock dividends for financial reporting purposes of $799,000, (ii) cumulative preferred stock dividends of $6.4 million and (iii) the potential participation in common stock dividends (equivalent to approximately 71.2 million shares of common stock) of $9.4 million.

Concentration of Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of accounting losses.

Four of our distributors each accounted for more than 10% of our consolidated subscriber revenue during the three months ended March 31, 2011 and 2012, and together accounted for a total of 74% and 75% of our consolidated subscriber revenue during the three months ended March 31, 2011 and 2012, respectively.  Three and two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended March 31, 2011 and 2012, respectively, and together accounted for 61% and 47% of our subscribers during the three months ended March 31, 2011 and 2012, respectively. The loss of one of these distributors could have a significant impact on the Company’s operations.

Five and two of our programming content providers each accounted for more than 10% of our total license fee programming for the three months ended March 31, 2011 and 2012, respectively, and together accounted for a total of 62% and 45% of the consolidated programming liability as of March 31, 2011 and 2012, respectively.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for the Company in 2012 and has been applied retrospectively. This amendment did not change the manner in which the Company presents comprehensive income, as the Company did not have comprehensive income during the periods presented.

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

3. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of March 31,
	2011	2012
	(In thousands)
Program license fees — non-affiliates	$549,915	$542,202
Program license fees — Hallmark Cards affiliates	16,500	19,139
Program license fees, at cost	566,415	561,341
Accumulated amortization	(315,451)	(312,612)
Program license fees, net	$250,964	$248,729

At December 31, 2011, and March 31, 2012, $11.5 million and $24.4 million, respectively, of program license fees were included in prepaid program license fees on the accompanying condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

License fees payable are comprised of the following:

	As of December 31,	As of March 31,
	2011	2012
	(In thousands)
License fees payable — non-affiliates	$133,212	$126,094
License fees payable — Hallmark Cards affiliates	11,293	13,453
Total license fees payable	144,505	139,547
Less current maturities	(135,768)	(113,655)
Long-term license fees payable	$8,737	$25,892

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  The Company made no such changes in estimates during either of the three months ended March 31, 2011 and 2012.

Under certain license agreements with RHI Entertainment Distribution, LLC (“RHIED”) the Company is obligated to pay $5.3 million through December 1, 2013.  In connection with its reorganization in bankruptcy, RHIED assigned its right to receive these license payments to Hallmark Cards.  During the three months ended March 31, 2011, the Company reclassified $2.5 million from license fees payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards.  Therefore, at December 31, 2011, the payable to Hallmark Cards affiliates included $1.2 million related to this assignment.  During the three months ended March 31, 2012, the Company reclassified $698,000 from license fees payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards.  Therefore, at March 31, 2012, the payable to Hallmark Cards affiliates includes $620,000 related to this assignment. The remaining $2.7 million and $2.1 million relates to license periods that had not commenced as of December 31, 2011, and March 31, 2012, respectively; accordingly, such amounts are not reflected in the accompanying unaudited condensed consolidated balance sheet. See Commitments and Contingencies below.

4. Revolving Credit Facilities, Term Loan, and the Notes

Credit Facilities and Term Loan

On July 14, 2011, in connection with the 2011 Refinancing, the Company entered into a new $240.0 million credit agreement (the “Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement provides for a seven year $210.0 million senior secured term loan facility (the “Term Loan”) and the five year $30.0 million senior secured super-priority revolving credit facility referred to above.  The Term Loan was issued at a discount of 1.0% or $2.1 million.

At both December 31, 2011, and March 31, 2012, the Company had no outstanding borrowings under a $30.0 million revolving credit facility issued by JP Morgan Chase Bank, N.A. on July 14, 2011.  There were no letters of credit outstanding at December 31, 2011; one letter of credit was outstanding in the amount of $202,000 at March 31, 2012. Interest expense on borrowings under the credit facilities for both the three months ended March 31, 2011 and 2012, was $0. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the three months ended March 31, 2011 and 2012, was $28,000 and $38,000, respectively.

The Term Loan was drawn on July 14, 2011, at LIBOR at the Company’s election. All LIBOR term loans will bear interest at the LIBOR Rate (subject to a minimum rate of 1.25%) plus 4.50%.  The interest rates at both December 31, 2011, and March 31, 2012, were 5.75%.

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

The credit facility contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of March 31, 2012.

The Company made principal payments of $0 and $18.0 million under the Term Loan during the three months ended March 31, 2011 and 2012, respectively. Interest expense under the Term Loan was $0 and $3.3 million for three months ended March 31, 2011 and 2012, respectively. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 0% and 6.3% during the three months ended March 31, 2011 and 2012, respectively.

The Notes

On July 14, 2011, also as part of the 2011 Refinancing, the Company issued $300.0 million in aggregate principal amount of 10.5% Senior Notes, at par, due July 15, 2019 (the “Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  Subsequently, Crown Media Holdings and the Guarantors filed a registration statement with the Securities and Exchange Commission and exchanged the Notes for a new issuance of substantially identical notes registered under the Securities Act. The Notes are guaranteed on a senior basis by each of Crown Media Holdings’ subsidiaries (the “Guarantors”).

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

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates. The Company was in compliance with these covenants as of March 31, 2012.

Interest expense under the Notes was $0 and $8.0 million for the three months ended March 31, 2011 and 2012, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 0% and 11% during the three months ended March 31, 2011 and 2012, respectively.

Maturities

The aggregate maturities of long-term debt including future interest (excluding future excess cash flow amounts) for each of the five years subsequent to March 31, 2012, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
The Notes, due July 15, 2019	$536,250	$31,500	$31,500	$31,500	$31,500	$31,500	$378,750
Term Loan, due July 14, 2018	258,646	13,215	13,062	12,940	12,847	12,695	193,887
	$794,896	$44,715	$44,562	$44,440	$44,347	$44,195	$572,637

Early Extinguishment of Debt and Redemption of Preferred Stock

The proceeds of the Term Loan and the Notes were used by the Company to (i) repay borrowings under the Term A Loan and Term B Loan, both of which were payable to HCC and (ii) redeem all of the Company’s outstanding Series A Preferred Stock, all of which was held by HCC.

At the time of the 2011 Refinancing, the carrying amounts of the Term A Loan, the Term B Loan and Preferred Stock exceeded the respective reacquisition and redemption prices by approximately $87.3 million and $15.7 million, respectively. In consideration of these carrying amounts having been derived from the provisions of the Recapitalization in which HCC was a significant participant, the benefits arising from the extinguishments and redemption, $103.0 million in the aggregate, have been deemed capital contributions by HCC. Accordingly, such benefits have been credited to additional paid-in capital, net of tax, in the accompanying condensed consolidated balance sheet. The tax impact of these deemed capital contributions was $0, which is reflective of a reduction in the gross deferred tax assets related to the Term A and Term B loans of $32.5 million and offsetting reduction in the deferred tax valuation allowance of $32.5 million.

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

5. Related Party Obligations

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

Related Party Long-Term Obligations

For financial reporting purposes, the Recapitalization was accounted for as a troubled debt restructuring in accordance with the guidance of ASC Topic 470-60 Debt—Troubled Debt Restructurings.  Pursuant to the guidance in the ASC, we (1) recorded the issuance of Preferred Stock and Common Stock at their respective estimated fair values as of June 29, 2010 and (2) recorded New Debt in an amount equal to the residual of (i) the carrying value of HCC Debt less (ii) the estimated fair values of such Preferred Stock and Common Stock.  New Debt was apportioned between the Term A and Term B Loans on the basis of their relative fair values.  The amounts by which the apportioned Term Loans exceeded the respective stated amounts of principal were amortized over the terms of the loans as reductions of the interest expense that otherwise would have arisen from the stated cash interest rates.  The resulting effective interest rates were approximately 0.789% and 1.002%, for the Term A Loan and Term B Loan, respectively, through March 9, 2011. The effective interest rate for the Term A Loan decreased to approximately 0.355% on March 10, 2011, subsequent to the Company’s $9.3 million principal payment.

The Company paid principal of $16.3 million and interest of $828,000 during the three months ended March 31, 2011, on the Term A and Term B Loans.

Hallmark Guarantee; Interest and Fee Reductions

Hallmark Cards unconditionally guaranteed the Company’s obligations to JPMorgan Chase Bank under the credit facility that expired on July 14, 2011.  This credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility through July 14, 2011; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards.  The Company paid Hallmark Cards a reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%, respectively. Commitment fee expense for the three months ended March 31, 2011 and 2012, was $9,000 and $0, respectively.

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

The Company owed Hallmark Cards $15.3 million under the federal tax sharing agreement for 2011 with $10.5 million paid in cash and the balance offset against the overpayment of the 2010 tax sharing payment and any amounts remaining will be paid in cash to Hallmark Cards during 2012. The Company owes Hallmark Cards $5.4 million under the federal tax sharing agreement for 2012 as of March 31, 2012, which will be partially offset against the 2010 overpayment, with the balance to be paid in May 2012.

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

Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings. Consequently, Hallmark Entertainment Holdings and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Cards (as successor to Hallmark Entertainment Holdings) and the Company file consolidated, combined or unitary state tax returns.  The Company makes tax-sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company’s taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization. At March 31, 2012, the estimated amounts due to Hallmark Cards related to the state tax sharing agreement were $649,000, approximately $110,000 with respect to 2012 and approximately $539,000 with respect to 2011.  This amount will be payable two days prior to the due date of the state tax returns. In 2011, the Company paid $751,000 to Hallmark Cards related to 2010 state tax sharing payments and $20,000 related to 2011 state estimated payments.

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards’ services were $448,000 for 2011 and are $457,000 for 2012.

At December 31, 2011, and March 31, 2012, the Company’s payables to Hallmark Cards affiliates on the accompanying condensed consolidated balance sheets were $4.1 million and $8.9 million, respectively. The December 31, 2011, balance was comprised of $2.8 million of taxes due under the federal and state tax sharing agreements and $1.3 million of assigned license payments. The March 31, 2012, balance was comprised of $8.3 million of taxes due under the federal and state tax sharing agreements and $620,000 of assigned license payments.

“Hallmark Hall of Fame” Programming License Agreement

In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 58 “Hallmark Hall of Fame” movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on Hallmark Channel and Hallmark Movie Channel.  These titles are licensed for ten year windows, with windows commencing at various times between 2007 and 2010, depending on availability.  The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various 10-year exhibition windows.

In 2011 Crown Media United States entered into an additional agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 16 “Hallmark Hall of Fame” movies produced from 2009 through 2014, for exhibition on Hallmark Channel and Hallmark Movie Channel.  These titles are licensed for ten year windows, with windows commencing at various times between 2011 and 2014, depending on availability.  The total license fee for these movies is $10.0 million and is payable in equal monthly installments over the various 10-year exhibition windows.

On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards will provide the Company one-week, limited play licenses for each of six new “Hallmark Hall of Fame” two-hour movies to be produced by Hallmark Cards over the two-year contract term.  In exchange for approximately two-thirds of the advertising units otherwise available during each airing of the movies, Hallmark Cards will pay the Company $3.4 million of cash ratably as the individual licenses open.  The Company has estimated the fair value of the program licenses to be approximately $1.0 million.  The Company will recognize total advertising revenue of approximately $4.4 million as it fulfills its advertising obligation to Hallmark Cards. As of the date of this Report, two of such movies aired on Hallmark Channel.

Trademark Agreement with Hallmark Cards

In connection with the 2011 Refinancing, Hallmark Licensing, LLC, an affiliate of Hallmark Cards, extended two existing trademark licenses (the “Extended Licenses”) with Crown Media United States for an additional period terminating the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements.

7. Release of Deferred Tax Asset Valuation Allowance

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

During 2011, in consideration of the expected realization of deferred tax assets in years beyond 2011, in particular, (i) the expected future reversal of existing taxable temporary differences and (ii) expected future taxable income exclusive of reversing temporary differences and carry forwards, the Company released $236.0 million of its valuation allowance ($44.2 million during the first quarter of 2011 and $191.8 million during the third quarter of 2011).  Correspondingly, an unreserved deferred tax asset of $236.0 million is reflected on the accompanying condensed consolidated balance sheet as of December 31, 2011.  The related $236.0 million effect on the accompanying condensed consolidated statement of operations for the year ended December 31, 2011 is a non-cash income tax benefit.

The Company will continue to evaluate the available positive and negative evidence available in subsequent periods and adjust its remaining valuation allowance to an amount it determines to be more likely than not to be realized.

At March 31, 2012, an unreserved deferred tax asset of $229.2 million is reflected on the accompanying condensed consolidated balance sheet. The Company recorded an income tax provision of $7.3 million on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2012, which is primarily a non-cash income tax expense.

8. Share-Based Compensation and Long Term Incentive Plan

Share-Based Compensation

The Company recorded $40,000 and $71,000 of compensation expense associated with the Employment and Performance RSUs during the three months ended March 31, 2011 and 2012, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

As of December 31, 2011, and March 31, 2012, there was no unrecognized compensation cost, related to non-vested stock options granted to the Company’s employees. The closing price of a share of the Company’s common stock, which is used to calculate the RSU liability, was $1.21 on December 30, 2011, and $1.59 on March 30, 2012. As of December 31, 2011, and March 31, 2012, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company’s employees, in the amount of $236,000 and $244,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

The Company issued cash settlements related to the RSUs of $0 during both the three months ended March 31, 2011 and 2012, respectively.

Long Term Incentive Plan

In the second quarter of 2009, the Company granted Long Term Incentive Compensation Agreements (“LTI Agreements”) to each vice president, senior vice president, executive vice president and president of the Company.  The target award under each LTI Agreement was a percentage of the employee’s base salary and ranged from $26,000 to $469,000.  Of each grant, 50% was an Employment Award (as defined under the LTI Agreements) and 50% was a Performance Award (as defined under the LTI Agreements).  The Employment Award vested on August 31, 2011, and was settled in cash on September 2, 2011, in the amount of $1.1 million.  A portion of the Performance Award vested on December 31, 2010, and was subsequently settled in the first quarter of 2011 in the amount of $157,000; the remaining 50% did not vest on December 31, 2011, in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow.

In the first quarter of 2010, the Company granted LTI Agreements ranging from $25,000 to $536,000.  The 50% Employment Award will vest on August 31, 2012, and be settled in cash within 30 days thereafter, subject to earlier pro rata settlement as provided in the LTI Agreement.  The 50% Performance Award will vest on December 31, 2012, if the performance criteria are achieved, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2012, but by no later than March 15, 2013.

In the second quarter of 2011, the Company granted LTI Agreements ranging from $23,000 to $550,000.  The 50% Employment Award will vest on August 31, 2013, and be settled in cash within 30 days thereafter, subject to earlier pro rata settlement as provided in the LTI Agreement.  The 50% Performance Award will vest on December 31, 2013, if the performance criteria are achieved, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2013, but by no later than March 15, 2014.

In the first quarter of 2012, the Company granted LTI Agreements ranging from $22,000 to $652,000.  The 50% Employment Award will vest on August 31, 2014, and be settled in cash within 30 days thereafter, subject to earlier pro rata settlement as provided in the LTI Agreement.  The 50% Performance Award will vest on December 31, 2014, if the performance criteria are achieved, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2014, but by no later than March 15, 2015.

Vesting of the 2010, 2011 and 2012 Performance Awards will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement.

In recognition of these agreements, the accompanying condensed consolidated statements of operations include $364,000 and $561,000 among selling, general and administrative expense for the three months ended March 31, 2011 and 2012, respectively. Additionally, the $2.2 million and $2.8 million liability for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2011 and March 31, 2012, respectively.

9. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011, and March 31, 2012.

	December 31, 2011		March 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Term Loan and interest payable (Level 3)	$209,578	$201,346	$189,077	$183,962
The Notes and interest payable (Level 2)	314,525	330,278	306,563	334,344

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from a third-party source on December 30, 2011, and March 30, 2012, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2011, and March 31, 2012, the fair values of the Level 3 financial instruments were $201.3 million and $184.0 million, respectively. No transfers between levels occurred during 2011 and 2012.

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

The accompanying condensed consolidated balance sheets include approximately $1.8 million and $1.9 million in accounts receivable at December 31, 2011, and March 31, 2012, respectively, for litigation costs for which the Company expects to be reimbursed by its insurance company.  Similarly, the accompanying condensed consolidated balance sheets include approximately $202,000 and $0 in accounts payable and accrued liabilities at December 31, 2011, and March 31, 2012, respectively, related to litigation costs.

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

In December 2011 the Company and RHI executed an agreement pursuant to which the Company acquired program licenses and was relieved of its remaining obligation under the indemnification agreement, all in exchange for concurrent and future fixed cash payments of $8.1 million. The program license assets were recorded at their estimated fair values of approximately $3.8 million with corresponding recognition of license fees payable.  The remainder of the payment obligations was recorded at its estimated fair value of approximately $4.1 million, which is being accreted through December 2013. The carrying amount of this liability as of December 31, 2011, and March 31, 2012, was $3.5 million and $3.6 million, respectively, and is included among accrued liabilities in the accompanying unaudited consolidated balance sheet.

Also, included in accounts payable and accrued liabilities as of December 31, 2011, and March 31, 2012, is $406,000 and $418,000, respectively, for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015.  The Company’s actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer.

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

Description of Business and Overview

Current Business

We own and operate pay television Networks, each of which is dedicated to high-quality entertainment programming for families.  Hallmark Channel features popular television series such as Cheers and Frasier as well as original movies with compelling stories and internationally recognized stars. It has also offered a “lifestyle” programming block featuring The Martha Stewart Show and Emeril’s Table featuring Chef Emeril Lagasse. Hallmark Movie Channel is a 24-hour cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classic theatrical films, and presentations from the award-winning Hallmark Hall of Fame collection as well as other long form television programming. Consistent with the Hallmark brand, both Networks are a preeminent source of holiday programming, with Hallmark Channel often ranking first among cable networks movies during the Christmas holiday season.

Reaching approximately 86.8 million subscribers, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movie Channel is one of the fastest-growing new cable networks, reaching nearly 46.8 million subscribers.

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

Hallmark Channel is currently distributed to approximately 83.7% of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,500 cable, satellite and other pay television distribution systems and (b) Hallmark Movie Channel through approximately 2,700 such systems.

Four of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended March 31, 2011 and 2012, and together accounted for a total of 74% and 75% of consolidated subscriber revenue during the three months ended March 31, 2011 and 2012, respectively.  Three and two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended March 31, 2011 and 2012, respectively, and together accounted for 61% and 47% of our subscribers during the three months ended March 31, 2011 and 2012, respectively. The loss of one of these distributors could have a significant impact on the Company’s operations.

Five and two of our programming content providers each accounted for more than 10% of our total license fee programming for the three months ended March 31, 2011 and 2012, respectively,  and together accounted for a total of 62% and 45% of the consolidated programming liability as of March 31, 2011 and 2012, respectively.

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

We license the trademark “Hallmark” for use on our Networks pursuant to certain trademark license agreements with a subsidiary of Hallmark Cards. We believe that the use of this trademark is extremely important for our Networks due to the substantial name recognition and favorable characteristics associated with the name in the United States.

Among the 96 ad-supported cable networks in the United States market in the first quarter of 2012, Hallmark Channel ranked 24th in total day viewership with an average 0.4 household rating and 29th for prime time with an average 0.6 household rating, according to Nielsen Media Research. Among the 96 ad-supported cable networks in the United States market in the first quarter of 2012, Hallmark Movie Channel ranked 43rd in total day viewership with an average 0.2 household rating and 40th for prime time with an average 0.3 household rating, according to Nielsen Media Research. Among the 96 ad-supported cable networks in the United States market in the first quarter of 2012, Hallmark Channel ranked 20th in total day viewership with an average 0.2 Women 25-54 rating and 26th for prime time with an average 0.3 Women 25-54 rating, according to Nielsen Media Research. Among the 96 ad-supported cable networks in the United States market in the first quarter of 2012, Hallmark Movie Channel ranked 37th in total day viewership with an average 0.1 Women 25-54 rating and 48th for prime time with an average 0.1 Women 25-54 rating, according to Nielsen Media Research.

Among the 86 ad-supported cable networks in the United States market in the first quarter of 2011, Hallmark Channel ranked 30th in total day viewership with an average 0.4 household rating and 29th for prime time with an average 0.7 household rating, according to Nielsen Media Research. Among the 86 ad-supported cable networks in the United States market in the first quarter of 2011, Hallmark Movie Channel ranked 42nd in total day viewership with an average 0.3 household rating and 36th for prime time with an average 0.5 household rating, according to Nielsen Media Research. Among the 86 ad-supported cable networks in the United States market in the first quarter of 2011, Hallmark Channel ranked 27th in total day viewership with an average 0.2 Women 25-54 rating and 32nd for prime time with an average 0.3 Women 25-54 rating, according to Nielsen Media Research. Among the 86 ad-supported cable networks in the United States market in the first quarter of 2011, Hallmark Movie Channel ranked 48th in total day viewership with an average 0.1 Women 25-54 rating and 49th for prime time with an average 0.1 Women 25-54 rating, according to Nielsen Media Research.

Current Challenges

The Company faces numerous operating challenges. Among such challenges are increasing viewership ratings, maintaining and increasing advertising revenue, maintaining and expanding the distribution of the Networks, broadening viewership demographics to meet our target audience, and controlling costs and expenses.

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals. We believe our ratings are affected by our ability to (i) acquire and produce series and original movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate Hallmark Channel’s highest ratings. In the past, the Company has typically incurred additional marketing and promotional expenses surrounding original productions and certain acquired movies to drive higher ratings. Certain acquired series delivered historically strong ratings, but recently they have been part of the decline experienced in viewer ratings. We plan to continue or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

Advertising Revenue

In the first quarter of 2012, our sales of inventory in the scatter market were at rates 46% greater than the rates we realized for 2011/2012 upfront sales and were generally lower than those we realized in the 2011 scatter market by approximately 6%. Our average direct response rates were up 11% compared to inventory sold in the same period of 2011, but the volume of inventory sold and rates realized varied by daypart.

In the 2011/2012 upfront process relating to the sale of advertising for the last quarter of 2011 and the first three quarters of 2012, we entered into agreements with major advertising firms covering approximately 43% of our advertising inventory.  In the 2010/2011 upfront process relating to the sale of advertising for the last quarter of 2010 and the first three quarters of 2011, we entered into agreements with major advertising firms covering approximately 40% of our advertising inventory.  The 2011/2012 inventory was sold at CPMs 11% higher than the inventory sold in the 2010/2011 upfront, including increases in rates related to our lifestyle programming block.  We sold additional general rate inventory for the 2010/2011 broadcast season to advertisers that purchase upfront inventory on a calendar year basis, rather than an advertising year basis, and sold the balance in the scatter marketplace. Additionally, we sold approximately 32% of Hallmark Movie Channel’s available inventory in the 2011/2012 upfront, as compared to 9% in the 2010/2011 upfront.

Following the upfront period, sales of our general rate and direct response inventory are made closer to the timing of the actual advertisement. Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. Hallmark Channel had 3% of upfront inventory terminated under such options during the first quarter of 2012 while Hallmark Movie Channel had 5% terminated under such options during this period. The first quarter 2011 termination options that were exercised represented 14% of the first quarter 2011 upfront inventory sales.

Distribution Agreements

Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from June 2012 through December 2022, inclusive of renewal options.  Of these distribution agreements, agreements accounting for approximately 19% of Hallmark Channel subscriber base and 24% of Hallmark Movie Channel subscriber base will expire or be the subject of renewal negotiations prior to December 31, 2012.

The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 90 million or more subscribers.  It is a mature market with relatively high penetration. According to Nielsen Media Research, at March 31, 2012 the Hallmark Channel had 86.8 million subscribers and the Hallmark Movie Channel had 46.8 million subscribers.

Demographics

As pay television networks draw audience share, audience demographics (i.e., viewers categorized by characteristics such as age, gender and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

We believe that the key demographics for Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54. The average median viewing age was 59.4 and 58.5 for Hallmark Channel for the first quarter ended March 31, 2011 and 2012, respectively. The average median viewing age was 64.2 and 63.2 for

Hallmark Movie Channel for the first quarter ended March 31, 2011 and 2012, respectively. In order to achieve our revenue goals, we need to draw in our target audience.

Revenue from Continuing Operations

Our revenue consists of advertising fees and subscriber fees.

Advertising

We earn advertising revenue in the form of spot or general rate advertising and direct response advertising and paid-programming. During the fourth quarter of 2010, we implemented program schedules that rely upon content that is supported by general rate and direct response advertising, effectively eliminating paid-programming (i.e., “infomercials”) as a source of revenue. Spot advertisements and direct response advertisements are generally 30 seconds long and are aired during or between programs. Spot advertisements are priced at a rate per thousand viewers and almost always bear the Company’s commitment to deliver a specified number of viewers. Our revenue from direct response advertising varies in proportion to the direct sales achieved by the advertiser in response to the advertising. It is sold without ratings or product sales commitments.

Our rates for spot advertisements are generally calculated on the basis of an agreed upon price per unit of audience measurement in return for a guaranteed commitment by the advertiser. We commit to provide advertisers certain rating levels in connection with their advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership.

Revenue is recorded net of estimated delivery shortfalls, or audience deficiency units (“ADUs”). Whenever spot advertising is aired in programs that do not achieve promised viewership ratings, we issue ADUs which provide the advertiser with additional spots at no additional cost. We defer a pro rata amount of advertising revenue and recognize a like amount as a liability for programs that do not achieve promised viewership ratings. When the make-good spots are subsequently aired, revenue is recognized and the liability is reduced. The level of inventory that is utilized for ADUs varies over time and is influenced by prior fluctuations in our under-delivery, if any, of viewers against promised ratings as well as the rate at which we and our customers mutually agree to utilize the ADUs.

We typically sell approximately 40% of our Networks’ advertising in the up-front season, generally in June and July of each year, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for ADUs and sell the remainder in the spot or scatter market and to advertisers that purchase up-front inventory on a calendar year basis.

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

We are in continuous negotiations with our existing distributors to increase our subscriber base in order to enhance our advertising revenue. We have been subject to past requests by major distributors to pay subscriber acquisition fees for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors’ efforts to market our Networks or we may permit distributors to offer limited promotional periods without payment of subscriber fees.

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

For further information regarding our critical accounting policies, judgments and estimates, please see Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report and “Critical Accounting Policies, Judgments and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2011.

Effects of Transactions with Related and Certain Other Parties

In 2011 and in prior years, we entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, trademark licenses, program licenses, and an administrative services agreement.  A summary of the terms and financial impact of these transactions is described in the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2011.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three months ended March 31, 2011 and 2012, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percentage
			Change
	Three Months Ended March 31,		2012 vs.
	2011	2012	2011
Revenue:
Advertising	$55,734	$63,862	15%
Subscriber fees	17,749	19,798	12%
Other revenue	112	114	2%
Total revenue	73,595	83,774	14%
Cost of Services:
Programming costs	32,107	34,135	6%
Operating costs	2,952	3,069	4%
Total cost of services	35,059	37,204	6%
Selling, general and administrative expense	16,121	14,703	-9%
Marketing expense	350	500	43%
Income before interest and income tax expense	22,065	31,367	42%
Interest expense	(1,795)	(11,773)	556%
Income before income tax expense	20,270	19,594
Income tax benefit (provision)	43,827	(7,324)	-117%
Net income	$64,097	$12,270

Other Data:
Net cash provided by (used in) operating activities	$7,182	$(4,820)	-167%
Net cash used in investing activities	$(240)	$(92)	-62%
Net cash used in financing activities	$(22,989)	$(18,310)	-20%
HC day household ratings (1)(3)(4)	0.4	0.4	1%
HC primetime household ratings (2)(3)(4)	0.7	0.6	-15%
HMC day household ratings (1)(3)(4)	0.3	0.2	-2%
HMC primetime household ratings (2)(3)(4)	0.5	0.3	-29%
HC day W25-54 ratings (1)(3)(4)	0.2	0.2	16%
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.3	5%
HMC day W25-54 ratings (1)(3)(4)	0.1	0.1	10%
HMC primetime W25-54 ratings (2)(3)(4)	0.1	0.1	-10%
HC subscribers at period end (4)	87,384	86,838	-1%
HMC subscribers at period end (4)	40,311	46,839	16%

(1)  Total day is the time period measured from the time each day the broadcast of commercially sponsored programming commences to the time such commercially sponsored programming ends.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period January 1 through March 31.

(4)  “HC” represents Hallmark Channel and “HMC” represents Hallmark Movie Channel. Ratings and subscribers are reported by Nielsen Media Research.

Results of Operations

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2012

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $10.2 million or 14% in 2012 over 2011.

The $8.1 million or 15% increase in advertising revenue is due to both audience growth and rate increases. Advertising revenue from the Hallmark Movie Channel was $7.3 million and $10.5 million for the three months ended March 31, 2011 and 2012, respectively.

Our subscriber fee revenue increased $2.0 million or 12% due to rate increases under certain distribution agreements and incremental carriage.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $298,000 and $328,000 for 2011 and 2012, respectively.

Cost of services. Cost of services as a percent of revenue decreased to 44% in 2012 as compared to 48% in 2011. This decrease results primarily from the effects of the 15% increase in advertising revenue discussed above, and offset in part by the 6% increase in programming costs, discussed below.

Programming costs increased $2.0 million or 6% from 2011 due to additional expense incurred in conjunction with The Martha Stewart Show, new titles acquired over the past year and original movies airing during the first quarter. Operating costs for 2012 increased $117,000 over 2011.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased $1.4 million from 2011 primarily due to a $2.5 million decrease in banking fees. The Company recorded non-recurring banking fees attributable to the 2010 Recapitalization during the first quarter of 2011. These decreases were offset, in part, by a $537,000 increase in employee costs and a $576,000 increase in research costs due to the purchase of ratings information for Hallmark Movie Channel, who had growth in its subscribers.

Marketing expense.  Our marketing expense increased 43% in first quarter of 2012 versus the first quarter of 2011. The Company promoted the original movies Cupid and Chasing Leprechauns during the first quarter of 2012.

Interest expense.  Interest expense increased $10.0 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to the 2010 Recapitalization and the treatment of this transaction under troubled debt restructuring accounting.  Interest expense on the Term Loan was $3.3 million and interest expense on the Notes was $8.0 million for the quarter ended March 31, 2012.  Interest expense on the Term A and B Loans was $828,000 for the quarter ended March 31, 2011.

Income tax benefit (provision). The Company recorded an income tax provision of $7.3 million on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2012, which is primarily a non-cash income tax expense. During the first quarter of 2011, the Company released a portion of its valuation allowance and recognized an unreserved deferred tax asset of approximately $44.2 million on the balance sheet, which also resulted in a non-cash reduction in income tax expense.

Liquidity and Capital Resources

Cash Flow from Operating Activities. Cash provided by operating activities was $7.2 million and cash used in operating activities was $4.8 million for the three months ended March 31, 2011 and 2012, respectively. The Company had net income of $64.1 million for the three months ended March 31, 2011, as compared to $12.3 million for the three months ended March 31, 2012. Our depreciation and amortization expense for the three months ended March 31, 2012, increased $1.8 million while our income tax benefit decreased $51.2 million from the three months ended March 31, 2011. The Company made interest payments of $828,000 on the Term A and Term B Loans during the three months ended March 31, 2011, and $15.8 million and $5.6 million, respectively, on the Notes and the Term Loans for the three months ended March 31, 2012. These interest payments were partially offset by accrued interest for the periods. The Company made programming payments of $45.0 million and $46.9 million during the three months ended March 31, 2011 and 2012, respectively.

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

The Term Loan was drawn on July 14, 2011, at LIBOR at the Company’s election. All LIBOR term loans will bear interest at the LIBOR Rate (subject to a minimum rate of 1.25%) plus 4.50%.  The interest rate at both December 31, 2011, and March 31, 2012, was 5.75%. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly.

The provisions of the Term Loan require the Company to make principal payments of $525,000 at each quarter’s end, commencing September 30, 2011, until maturity on July 14, 2018. The Company is required to make additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the agreement) of the Company for the remainder of 2011, and each year thereafter, which percentage will be reduced to 25% if the Consolidated Leverage Ratio (as defined in the agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the Consolidated Leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds of dispositions or casualty events if the Company has not invested such proceeds within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the agreement. The Company made a combined mandatory and discretionary payment for the remainder of 2011 of $17.5 million in March 2012.

The covenants in the agreement limit the ability of the Company and certain of its subsidiaries to: (1) incur indebtedness; (2) create or permit liens on assets; (3) make certain dividends, stock repurchases and redemptions and other restricted payments; (4) make certain investments; (5) prepay indebtedness; (6) enter into certain transactions with the Company’s affiliates; (7) dispose of substantially all of the assets of the Company; (8) merge or consolidate; (9) enter into new unrelated lines of businesses; and (10) enter into sale and leaseback transactions. The Credit Agreement also requires compliance with a maximum total leverage ratio test and a maximum total secured leverage ratio test, but permits, with certain limitations, certain equity contributions to be made to the Company to enhance its ability to comply with such ratio tests.

The agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of March 31, 2012.

The Company made principal payments of $0 and $18.0 million under the Term Loan during the three months ended March 31, 2011 and 2012, respectively. Interest expense under the Term Loan was $0 and $3.3 million for three months ended March 31, 2011 and 2012, respectively. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 0% and 6.3%during the three months ended March 31, 2011 and 2012, respectively.

Notes. On July 14, 2011, also as part of the 2011 Refinancing, the Company issued $300.0 million in aggregate principal amount of 10.5% Senior Notes, at par, due July 15, 2019 in a private placement conducted pursuant to

Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  The Notes are guaranteed on a senior basis by each of the Company’s subsidiaries (the “Guarantors”). Pursuant to the Registration Rights Agreement dated July 14, 2011, by and among the Company, the Guarantors and the initial purchaser, the Company and the Guarantors filed a registration statement with the Securities and Exchange Commission and exchanged the Notes for a new issuance of substantially identical notes registered under the Securities Act.

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

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has occurred and is continuing under the Indenture, the Company and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to: (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates.

Interest expense under the Notes was $0 and $8.0 million for the three months ended March 31, 2011 and 2012, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 0% and 11% during the three months ended March 31, 2011 and 2012, respectively.

Guarantees. The Company has no independent assets or operations, the guarantees by the subsidiary guarantors are full and unconditional, joint and several, and there are no subsidiaries of the Company that are not subsidiary guarantors.  With certain exceptions described above, the Notes and the Credit Agreement impose restrictions on the payment of dividends by the Company and the subsidiary guarantors.

Cash Flow from Investing Activities. Cash used in investing activities was $240,000 and $92,000 during the three months ended March 31, 2011 and 2012, respectively, as the Company purchased less property and equipment during the first quarter of 2012.

Cash Flow from Financing Activities. Cash used in financing activities was $23.0 million and $18.3 million for the three months ended March 31, 2011 and 2012, respectively. The Company made principal payments on its Term Loan of $18.0 million for the three months ended March 31, 2012. The Company made principal payments on its Term A and Term B loans of $16.3 million for the three months ended March 31, 2011. The Company made a dividend payment of $6.4 million to the Preferred Stockholder during the three months ended March 31, 2011.

Principal Uses of Cash. The Company’s management anticipates that the principal uses of cash during the twelve month period ending March 31, 2013, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and mandatory principal payments of approximately $45.0 million under the Term Loan and Notes, and such additional principal payments made from excess cash flows as defined, as may become due under the Term Loan.  The Company believes that cash on hand, cash generated by operations, and borrowing available under its bank credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through March 31, 2013.

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

Among the factors that could cause actual results to differ materially are those discussed in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and subsequent Quarterly Reports on Form 10-Q. Such Risk Factors include, but are not limited to, the following:  competition for distribution of networks, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our networks; our ability to address our liquidity needs; and our substantial indebtedness affecting our financial condition and results.

Available Information

We will make available free of charge through our website, www.hallmarkchannel.com, the 2011 Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2012, the decline of the fair value of the fixed income portfolio would not be material.

As of March 31, 2012, our cash, cash equivalents and short-term investments had a fair value of $12.0 million and were invested in cash. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three months ended March 31, 2012, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of March 31, 2012, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $12.0 million, or 1% of total assets, as of March 31, 2012. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $189.0 million, or 27% of total liabilities, as of March 31, 2012. Net interest expense for the three months ended March 31, 2012, was $11.8 million, 14%, of our total revenue. Our net interest expense for this liability is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

Our variable rate Term Loan was subject to an interest rate floor of 1.25% and a margin of 4.5% during the first quarter of 2012.  Accordingly, if the relevant market interest rate had been 1% greater or lower, the effect on the Term Loan’s effective interest rate and resulting interest expense for the period would have been negligible.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Other Information.

On March 1, 2012, William Abbott, the Company’s President & Chief Executive Officer, and the Company entered into an amendment to Mr. Abbott’s Employment Agreement, dated May 7, 2009, as amended on May 11, 2010.  Under such second amendment, Mr. Abbott’s annual salary was increased to $767,000 effective March 1, 2012 and the target of his annual performance bonus was increased to 70%.  Additionally, Mr. Abbott’s annual salary will be considered for an additional increase at the discretion the Company on March 1, 2013.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding a lawsuit concerning the Company’s Recapitalization, please see Note 10 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Item 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as such risk factors have been updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

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

10.1*	Amendment to Employment Agreement, dated March 1, 2012, by and between Crown Media Holdings, Inc. and Bill Abbott.
31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32†	Section 1350 Certifications.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101. DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensating plan or arrangement.

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive	May 3, 2012
Officer
William J. Abbott

By:	/s/ ANDREW ROOKE	Principal	May 3, 2012
Financial and
	Andrew Rooke	Accounting Officer