Form 10-Q
period 2012-06-30
CROWN MEDIA HOLDINGS INC
filed 2012-07-27
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 23, 2012, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,	As of June 30,
	2011	2012

ASSETS

Cash and cash equivalents	$35,181	$23,678
Accounts receivable, less allowance for doubtful accounts of $181 and $234, respectively	83,798	85,069
Program license fees	98,158	83,263
Prepaid program license fees	11,533	31,377
Deferred tax asset, net	14,200	12,300
Prepaid and other assets	1,174	2,259
Total current assets	244,044	237,946

Program license fees	152,806	151,120
Property and equipment, net	11,236	10,730
Deferred tax asset, net	221,800	209,162
Debt issuance costs, net	11,711	11,071
Prepaid and other assets	2,839	4,556
Goodwill, net	314,033	314,033
Total assets	$958,469	$938,618

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(continued)

	As of December 31,	As of June 30,
	2011	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$15,391	$14,237
Audience deficiency reserve liability	10,256	9,896
License fees payable	135,768	107,261
Payables to Hallmark Cards affiliates	4,051	11,006
Interest payable	17,135	14,499
Current maturities of long-term debt	19,600	2,100
Total current liabilities	202,201	158,999

Accrued liabilities	16,667	19,921
License fees payable	8,737	14,827
Long-term debt, net of current maturities	487,368	486,456
Total liabilities	714,973	680,203

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of December 31, 2011, and June 30, 2012, respectively	3,597	3,597
Paid-in capital	2,082,241	2,071,417
Accumulated deficit	(1,842,342)	(1,816,599)
Total stockholders’ equity	243,496	258,415
Total liabilities and stockholders’ equity	$958,469	$938,618

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue:
Advertising	$57,686	$65,482	$113,290	$128,468
Advertising by Hallmark Cards	228	1,035	358	1,911
Subscriber fees	18,132	19,860	35,881	39,658
Other revenue (including $161 from Hallmark Cards for three and six months ended June 30, 2012)	104	363	216	477
Total revenue, net	76,150	86,740	149,745	170,514
Cost of Services:
Programming costs
Non-affiliates	35,860	33,809	67,586	67,256
Hallmark Cards affiliates	405	729	786	1,417
Other costs of services	2,941	3,668	5,893	6,737
Total cost of services	39,206	38,206	74,265	75,410
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	12,535	14,269	28,271	28,624
Marketing expense	543	739	893	1,239
Depreciation and amortization expense	367	348	752	696
Income from operations before interest and income tax expense	23,499	33,178	45,564	64,545
Interest expense	(1,535)	(11,431)	(3,330)	(23,204)
Income from operations before income tax (expense) benefit	21,964	21,747	42,234	41,341
Income tax (expense) benefit	(419)	(8,274)	43,408	(15,598)
Income before discontinued operations	21,545	13,473	85,642	25,743
Gain from sale of discontinued operations, net of tax	189	—	189	—
Net income and comprehensive income	21,734	13,473	85,831	25,743
Income allocable to Preferred Shareholder	(9,683)	—	(26,277)	—
Net income attributable to common stockholders	$12,051	$13,473	$59,554	$25,743

Weighted average number of common shares outstanding, basic and diluted	359,676	359,676	359,676	359,676
Income per common share before discontinued operations, basic and diluted	$0.03	$0.04	$0.17	$0.07
Gain per common share from discontinued operations, basic and diluted	—	—	—	—
Net income per common share, basic and diluted	$0.03	$0.04	$0.17	$0.07

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,831	$25,743
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(189)	—
Depreciation and amortization	64,898	65,543
Provision for allowance for doubtful accounts	301	28
Income tax (benefit) expense	(43,408)	15,598
Stock-based compensation	46	155
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,388	(1,299)
Additions to program license fees	(87,584)	(44,927)
Increase in prepaid and other assets	(14,396)	(24,799)
(Decrease) increase in accounts payable, accrued and other liabilities	(11,425)	2,055
Decrease in interest payable	(50)	(2,800)
Increase (decrease) in license fees payable	18,363	(21,668)
Decrease in payables to Hallmark Cards affiliates	(6,645)	(5,678)
Net cash provided by operating activities	14,130	7,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(607)	(328)
Payments to buyer of international business	(94)	—
Net cash used in investing activities	(701)	(328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Term Loan	—	(18,550)
Principal payments on notes payable to HCC	(23,559)	—
Dividends paid to Preferred Stockholder	(12,843)	—
Principal payments on capital lease obligations	(518)	(576)
Net cash used in financing activities	(36,920)	(19,126)
Net decrease in cash and cash equivalents	(23,491)	(11,503)
Cash and cash equivalents, beginning of period	30,565	35,181
Cash and cash equivalents, end of period	$7,074	$23,678

Supplemental disclosure of cash and non-cash activities:
Interest paid	$2,187	$25,007
Reduction of additional paid-in capital for tax transactions	$9,975	$10,824
Asset acquired through capital lease obligation	$63	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2012

1. Business and Organization

Crown Media Holdings, through its wholly-owned subsidiary Crown Media United States, owns and operates pay television networks (collectively, the “Networks” or the “networks”) dedicated to high quality entertainment programming for adults and families, in the United States. The significant investor in the Company is H C Crown, LLC (“HCC”), a subsidiary of Hallmark Cards.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance including, among other things, collection trends. The Company’s bad debt expense was $129,000 and $8,000 for the three months ended June 30, 2011 and 2012, respectively. The Company’s bad debt expense was $301,000 and $28,000 for the six months ended June 30, 2011 and 2012, respectively.

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

Net Income per Share

Basic net income per share for each period is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share for each period is computed by dividing net income attributable to common stockholders by the weighted average number of common shares plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive.  Potential common shares consisted of incremental common shares issuable upon the exercise of stock options and common shares issuable upon conversion of the preferred stock.

Net income attributable to common stockholders for the three and six months ended June 30, 2011, reflects allocations in favor of preferred stockholders for (i) imputed preferred stock dividends for financial reporting purposes of $839,000 and $1.6 million, (ii) cumulative preferred stock dividends of $6.4 million and $12.8 million, and (iii) the potential participation in common stock dividends (equivalent to approximately 71.2 million shares of common stock) of $2.4 million and $11.8 million, respectively. Such considerations were not applicable to the three and six months ended June 30, 2012, because the preferred stock was redeemed by the Company in connection with the 2011 Refinancing.  Approximately 39,000 and 50,000 stock options for the three and six months ended June 30, 2011, respectively, and approximately 5,000 and 18,000 stock options for the three and six months ended June 30, 2012, respectively, have been excluded from the determination of diluted net income per share because the individual effect in each instance was antidilutive.

Concentration of Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of accounting losses.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended June 30, 2011 and 2012, and together accounted for a total of 83% and 84% of consolidated subscriber revenue during the three months ended June 30, 2011 and 2012, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended June 30, 2011 and 2012, respectively, and together accounted for 60% and 61% of our subscribers during the three months ended June 30, 2011 and 2012, respectively. The loss of one of these distributors could have a significant impact on the Company’s operations.

Four of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the six months ended June 30, 2011 and 2012, and together accounted for a total of 74% and 75% of consolidated subscriber revenue during the six months ended June 30, 2011 and 2012, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the six months ended June 30, 2011 and 2012, respectively, and together accounted for 60% and 61% of our subscribers during the six months ended June 30, 2011 and 2012, respectively. The loss of one of these distributors could have a significant impact on the Company’s operations.

Three of our programming content providers each accounted for more than 10% of our total license fee programming for both the six months ended June 30, 2011 and 2012, and together accounted for a total of 57% and 55% of the consolidated programming liability for the six months ended June 30, 2011 and 2012, respectively.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (Topic 350), (ASU 2011-08). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The Company elected to adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests. The adoption of this standard did not have a material impact on its consolidated financial statements and footnote disclosures.

3. Program License Fees

Program license fees are comprised of the following:

	As of December 31,	As of June 30,
	2011	2012
	(In thousands)
Program license fees — non-affiliates	$549,915	$511,839
Program license fees — Hallmark Cards affiliates	16,500	19,759
Program license fees, at cost	566,415	531,598
Accumulated amortization	(315,451)	(297,215)
Program license fees, net	$250,964	$234,383

At December 31, 2011, and June 30, 2012, $11.5 million and $31.4 million, respectively, of program license fees were included in prepaid program license fees on the accompanying condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

License fees payable are comprised of the following:

	As of December 31,	As of June 30,
	2011	2012
	(In thousands)
License fees payable — non-affiliates	$133,212	$108,504
License fees payable — Hallmark Cards affiliates	11,293	13,584
Total license fees payable	144,505	122,088
Less current maturities	(135,768)	(107,261)
Long-term license fees payable	$8,737	$14,827

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  During the three and six months ended June 30, 2011, such changes in estimates resulted in additional amortization of program license fees of $600,000. During the three and six months ended June 30, 2012, such changes in estimates resulted in additional amortization of program license fees of $1.3 million. Additionally, the Company evaluated the remaining usefulness of its film asset and recognized $1.3 million of impairment expense during both the three and six months ended June 30, 2012. This impairment is included as a component of non-affiliate programming costs in the accompanying unaudited condensed consolidated statement of operations.

Under certain license agreements with RHI Entertainment Distribution, LLC (“RHIED”) the Company is obligated to pay $5.3 million through December 1, 2013.  In connection with its reorganization in bankruptcy, RHIED assigned its right to receive these license payments to Hallmark Cards.  During the six months ended June 30, 2011, the Company reclassified $2.5 million from license fees payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards.  At December 31, 2011, the payable to Hallmark Cards affiliates included $1.3 million related to this assignment.  During the six months ended June 30, 2012, the Company reclassified $748,000 from license fees payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards.  At June 30, 2012, the payable to Hallmark Cards affiliates includes $670,000 related to this assignment. Obligations relating to license periods that had not commenced as of December 31, 2011, and June 30, 2012, were $2.7 million and $2.1 million, respectively; accordingly, such amounts are not reflected in the accompanying unaudited condensed consolidated balance sheet. See Commitments and Contingencies below.

4. Revolving Credit Facilities, Term Loan, and the Notes

Credit Facilities and Term Loan

On July 14, 2011, in connection with the 2011 Refinancing, the Company entered into a new $240.0 million credit agreement (the “Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement provides for a seven year $210.0 million senior secured term loan facility (the “Term Loan”) and a five year $30.0 million senior secured super-priority revolving credit facility (the “Credit Facility”).  The Term Loan was issued at a discount of 1.0% or $2.1 million.

At both December 31, 2011, and June 30, 2012, the Company had no outstanding borrowings under the Credit Facility.  There were no letters of credit outstanding at December 31, 2011; one letter of credit was outstanding in the amount of $202,000 at June 30, 2012. Interest expense on borrowings under the Credit Facility for the three and six months ended June 30, 2012, was $0. Commitment fees on the Credit Facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the three months ended June 30, 2011 and 2012, was $29,000 and $38,000, respectively. Commitment fee expense for the six months ended June 30, 2011 and 2012, was $57,000 and $76,000, respectively. Commitment fee expense is included as a component of interest expense on the accompanying unaudited condensed consolidated statements of operations.

The Term Loan was drawn on July 14, 2011, at LIBOR at the Company’s election. All LIBOR term loans will bear interest at the LIBOR Rate (subject to a minimum rate of 1.25%) plus 4.50%.  The interest rate at both December 31, 2011, and June 30, 2012, was 5.75%.

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

The covenants in the Credit Agreement limit the ability of the Company and certain of its subsidiaries to (1) incur indebtedness; (2) create or permit liens on assets; (3) make certain dividends, stock repurchases and redemptions and other restricted payments; (4) make certain investments; (5) prepay indebtedness; (6) enter into certain transactions with the Company’s affiliates; (7) dispose of substantially all of the assets of the Company; (8) merge or consolidate; (9) enter into new unrelated lines of businesses; and (10) enter into sale and leaseback transactions. The Credit Agreement also requires compliance with a maximum total leverage ratio test and a maximum total secured leverage ratio test, but permits, with certain limitations, certain equity contributions to be made to the Company to enhance its ability to comply with such ratio tests.

The credit facility contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of June 30, 2012.

The Company made principal payments of $525,000 and $18.6 million under the Term Loan during the three and six months ended June 30, 2012, respectively. Interest expense under the Term Loan was $2.9 million and $6.2 million for three and six months ended June 30, 2012, respectively. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 6.3% during the six months ended June 30, 2012.

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

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates. The Company was in compliance with these covenants as of June 30, 2012.

Interest expense under the Notes was $8.1 million and $16.1 million for the three and six months ended June 30, 2012, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11% during the six months ended June 30, 2012.

Maturities

Required payments of principal and interest (excluding future excess cash flow amounts and including future interest) for each of the five years subsequent to June 30, 2012, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
The Notes, due July 15, 2019	$536,250	$31,500	$31,500	$31,500	$31,500	$31,500	$378,750
Term Loan, due July 14, 2018	255,347	13,184	13,032	12,910	12,816	12,665	190,740
	$791,597	$44,684	$44,532	$44,410	$44,316	$44,165	$569,490

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

5. Related Party Obligations

2011 Refinancing Transaction

The proceeds of the Notes and the Term Loan were used to repay all borrowings under the Term A and Term B Loans and to redeem all the Series A Preferred Stock, consisting of 185,000 shares held by HCC.  On July 14, 2011, the Company paid principal and interest of $191.4 million and $115.5 million under its Term A and Term B Loans, respectively, and redeemed its Preferred Stock of $185.0 million and paid dividends on its Preferred Stock of $993,000.

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

Hallmark Guarantee; Interest and Fee Reductions

Hallmark Cards unconditionally guaranteed the Company’s obligations to JPMorgan Chase Bank under the credit facility that expired on July 14, 2011.  This credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility through July 14, 2011; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards.  The Company paid Hallmark Cards a reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%, respectively. Commitment fee expense for the three and six months ended June 30, 2011, was $10,000 and $19,000, respectively.

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

The Company owed Hallmark Cards $15.3 million under the federal tax sharing agreement for 2011 with $10.5 million paid in cash and the balance offset against the overpayment of the 2010 tax sharing payment; any amounts remaining will be paid in cash to Hallmark Cards during 2012 (approximately $3.3 million will be paid in October

2012). In respect of the first quarter of 2012 amount due of $5.4 million, the Company paid $4.4 million in May 2012 and the remaining $1.0 million was offset against the 2010 overpayment. The Company owed Hallmark Cards $6.2 million under the federal tax sharing agreement for 2012 as of June 30, 2012. The Company paid $6.2 million in respect of the second quarter in July 2012.

Any payments received from Hallmark Cards or credited against amounts owed by the Company to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as additions to paid-in capital in the accompanying consolidated statements of stockholders’ equity. Any amounts owed or payments made to Hallmark Cards or to any member of the Hallmark Cards consolidated group under the tax sharing agreement in excess of current tax expense have been recorded as reductions to paid-in capital.

Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings. Consequently, Hallmark Entertainment Holdings and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Cards (as successor to Hallmark Entertainment Holdings) and the Company file consolidated, combined or unitary state tax returns.  The Company makes tax-sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company’s taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization. At June 30, 2012, the estimated amounts due to Hallmark Cards related to the state tax sharing agreement were $787,000, $248,000 with respect to 2012 and $539,000 with respect to 2011.  This amount will be payable two days prior to the due date of the state tax returns. In 2011, the Company paid $751,000 to Hallmark Cards related to 2010 state tax sharing payments and $20,000 related to 2011 state estimated payments.

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

At December 31, 2011, and June 30, 2012, the Company’s payables to Hallmark Cards affiliates on the accompanying condensed consolidated balance sheets were $4.1 million and $11.0 million, respectively. The December 31, 2011, balance was comprised of $2.8 million of taxes due under the federal and state tax sharing agreements and $1.3 million of assigned license payments. The June 30, 2012, balance was comprised of $10.3 million of taxes due under the federal and state tax sharing agreements and $670,000 of assigned license payments.

“Hallmark Hall of Fame” Programming License Agreement

In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 58 “Hallmark Hall of Fame” movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on Hallmark Channel and Hallmark Movie Channel.  These titles are licensed for ten year windows, which commenced at various times between 2007 and 2010, depending on availability.  The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various 10-year exhibition windows.

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

On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards will provide the Company one-week, limited play licenses for each of six new “Hallmark Hall of Fame” two-hour movies produced by Hallmark Cards over the two-year contract term.  In exchange for approximately two-thirds of the advertising units otherwise available during each airing of the movies, Hallmark Cards will pay the Company $3.4 million of cash ratably as the individual licenses open.  The Company has estimated the fair value of the program licenses to be approximately $1.0 million.  The Company will recognize total advertising revenue of approximately $4.4 million as it fulfills its advertising obligation to Hallmark Cards. As of the date of this Report, three of such movies had aired on Hallmark Channel.

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

The Company is not required to pay any fees under the trademark license agreements. The Company has accounted for the agreements pursuant to the contractual terms of the arrangement, which is royalty free.  Accordingly, no amounts have been reflected in the unaudited condensed consolidated balance sheets or unaudited condensed consolidated statements of operations and of the Company.

7. Release of Valuation Allowance

The Company had established a deferred tax asset of $610.2 million as of December 31, 2010, and had recorded a full valuation allowance against it.

During 2011, after evaluating positive and negative evidence, including recent earnings history, the Company determined that it was more likely than not that it would utilize a portion of its tax loss carry forwards, as if separate returns were filed.

In consideration of the expected realization of deferred tax assets in years beyond 2011, in particular, (i) the expected future reversal of existing taxable temporary differences and (ii) expected future taxable income exclusive of reversing temporary differences and carry forwards, the Company released $236.0 million of its valuation allowance ($44.2 million during the first quarter of 2011 and $191.8 million during the third quarter of 2011).  Correspondingly, an unreserved deferred tax asset of $236.0 million is reflected on the accompanying condensed consolidated balance sheet as of December 31, 2011.  The related $236.0 million effect on the accompanying condensed consolidated statement of operations for the year ended December 31, 2011, was a non-cash income tax benefit.

The Company will continue to evaluate the available positive and negative evidence in subsequent periods and adjust its remaining valuation allowance to an amount it determines to be more likely than not to be realized.

At June 30, 2012, an unreserved deferred tax asset of $221.5 million is reflected on the accompanying condensed consolidated balance sheet. The Company recorded income tax provisions of $8.3 million and $15.6 million in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012, respectively, which are primarily non-cash income tax expenses.

8. Share-Based Compensation and Long Term Incentive Plan

Share-Based Compensation

The Company recorded $6,000 and $84,000 of compensation expense associated with the RSUs during the three months ended June 30, 2011 and 2012, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded $46,000 and $155,000 of compensation expense  associated with the RSUs during the six months ended June 30, 2011 and

2012, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

As of December 31, 2011, and June 30, 2012, there were no unrecognized compensation costs, related to non-vested stock options granted to the Company’s directors. The RSU liability is adjusted monthly to reflect the closing price of the Company’s common stock. At December 31, 2011, and June 30, 2012, the closing prices per share were $1.21 and $1.75, respectively. As of December 31, 2011, and June 30, 2012, there were unrecognized compensation costs related to non-vested RSUs granted to the Company’s directors, in the amounts of $236,000 and $162,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

No cash settlements related to the RSUs were issued during the three and six months ended June 30, 2011 and 2012, respectively.

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

In recognition of these agreements, the accompanying condensed consolidated statements of operations include $503,000 and $739,000 among selling, general and administrative expense for the three months ended June 30, 2011 and 2012, respectively, and the accompanying condensed consolidated statements of operations include $867,000 and $1.3 million among selling, general and administrative expense for the six months ended June 30, 2011 and 2012, respectively. Additionally, the $2.2 million and $3.5 million liability for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2011 and June 30, 2012, respectively.

9. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011, and June 30, 2012.

	December 31, 2011		June 30, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Term Loan and interest payable (Level 3)	$209,578	$201,346	$188,617	$186,027
The Notes and interest payable (Level 2)	314,525	330,278	314,438	338,482

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from a third-party source on December 31, 2011, and June 30, 2012, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2011, and June 30, 2012, the fair values of the Level 3 financial instruments were $201.3 million and $186.0 million, respectively. No transfers between levels occurred during 2011 and 2012.

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

The accompanying unaudited condensed consolidated balance sheets include approximately $1.8 million and $1.7 million in accounts receivable at December 31, 2011, and June 30, 2012, respectively, for litigation costs for which the Company expects to be reimbursed by its insurance company.  Similarly, the accompanying unaudited condensed consolidated balance sheets include approximately $202,000 and $0 in accounts payable and accrued liabilities at December 31, 2011, and June 30, 2012, respectively, related to litigation costs.

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

In December 2011 the Company and RHI executed an agreement pursuant to which the Company acquired program licenses and was relieved of its remaining obligation under the indemnification agreement, all in exchange for concurrent and future fixed cash payments of $8.1 million. The program license assets were recorded at their estimated fair values of approximately $3.8 million with corresponding recognition of license fees payable.  The remainder of the payment obligation was recorded at its estimated fair value of approximately $4.1 million, which is being accreted through December 2013. The carrying amount of this liability as of December 31, 2011, and June 30, 2012, was $3.5 million and $3.6 million, respectively, and is included among accrued liabilities in the accompanying unaudited condensed consolidated balance sheet.

Also, included in accounts payable and accrued liabilities as of December 31, 2011, and June 30, 2012, is $406,000 and $431,000, respectively, for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015.  The Company’s actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer.

Lease

The lease agreement dated September 8, 2008, for the Company’s office located in New York was amended effective May 25, 2012.  Pursuant to the amendment, Company will lease an additional space of 7,341 rentable square feet for $1.7 million cumulative rent expense.

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

Description of Business and Overview

Current Business

We own and operate pay television Networks, each of which is dedicated to high-quality entertainment programming for families.  Hallmark Channel features popular television series such as Golden Girls and Frasier as well as original movies with compelling stories and internationally recognized stars. It also offers a “lifestyle” programming block currently featuring The Martha Stewart Show and Emeril’s Table featuring Chef Emeril Lagasse. In the fourth quarter of 2012, the Martha Stewart programming in this” lifestyle” block will be replaced by two new original series — Home and Family and Marie, with Marie Osmond. Hallmark Movie Channel is a cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classic theatrical films, and presentations from the award-winning Hallmark Hall of Fame collection as well as other long form television programming. Consistent with the Hallmark brand, both Networks are a preeminent source of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

Reaching approximately 87.4 million subscribers, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movie Channel is one of the fastest-growing new cable networks, reaching approximately 47.2 million subscribers.

We believe that we have established these Networks as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

Our Networks offer a range of high-quality entertainment programming for adults and families including popular television series, movies, miniseries, theatricals, romances, literary classics, and contemporary stories. Sources for programming on our Networks include programming (both movies and series) licensed from Buena Vista Television, CBS Television Distribution, Hallmark Hall of Fame, Martha Stewart Living Omnimedia, MGM, Paramount Pictures, Sonar Entertainment, Inc., Twentieth Television, Warner Bros. and others.

Programming acquired from third parties is an important component of our Networks as we continually develop and refine our programming strategy. This programming includes original movies and “lifestyle” programming produced by a variety of experienced television production companies specifically for us and theatrical movies and “off network” television series licensed to us by major studios and distributors. Our agreements for original movies and lifestyle programming typically provide for exclusive rights in the United States in all media for periods ranging from 8 years to perpetuity.  Our license agreements for theatrical films and off-network programming usually give us the more limited right to exhibit the programming on our Networks, over a period of five or more years. From time to time, for promotional purposes, we also exhibit excerpts of certain programming on our website.

Hallmark Channel is currently distributed to approximately 84% of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,472 cable, satellite and other pay television distribution systems and (b) Hallmark Movie Channel through approximately 3,154 such systems.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the three months ended June 30, 2011 and 2012, and together accounted for a total of 83% and 84% of consolidated subscriber revenue during the three months ended June 30, 2011 and 2012, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for both the three months ended June 30, 2011 and 2012, respectively, and together accounted for 60% and 61% of our subscribers during the three months ended June 30, 2011 and 2012, respectively. The loss of one of these distributors could have a significant impact on the Company’s operations.

Four of our distributors each accounted for more than 10% of our consolidated subscriber revenue for both the six months ended June 30, 2011 and 2012, and together accounted for a total of 74% and 75% of consolidated subscriber revenue during the six months ended June 30, 2011 and 2012, respectively.  Three of our distributors each accounted for approximately 15% or more of our consolidated subscribers for both the six months ended June 30, 2011 and 2012, respectively, and together accounted for 60% and 61% of our subscribers during the six months ended June 30, 2011 and 2012, respectively. The loss of one of these distributors could have a significant impact on the Company’s operations.

Three of our programming content providers each accounted for more than 10% of our total license fee programming for both the six months ended June 30, 2011 and 2012, and together accounted for a total of 57% and 55% of the consolidated programming liability, respectively.

We view a “subscriber” as a household that receives, on a full- or part-time basis, a network as part of a program package or a program tier of a distributor.  We determine our Hallmark Channel and Hallmark Movie Channel subscribers from subscriber numbers reported by Nielsen Media Research.  Subscribers include both viewers who pay a monthly fee for the tier programming and so-called “promotional” subscribers who are given free access to the tier by the distributor for a limited time.

We license the trademark “Hallmark” for use on our Networks pursuant to certain trademark license agreements with a subsidiary of Hallmark Cards. We believe that the use of this trademark is extremely important for our Networks due to the substantial name recognition and favorable characteristics associated with the name in the United States.

Among the 96 ad-supported cable networks in the United States market in the second quarter of 2012, Hallmark Channel ranked 19th in total day viewership with an average 0.4 household rating and 32nd for prime time with an average 0.5 household rating, according to Nielsen Media Research. Among the 96 ad-supported cable networks in the United States market in the second quarter of 2012, Hallmark Movie Channel ranked 31st in total day viewership with an average 0.3 household rating and 42nd for prime time with an average 0.3 household rating, according to Nielsen Media Research. Among the 96 ad-supported cable networks in the United States market in the second quarter of 2012, Hallmark Channel ranked 19th in total day viewership with an average 0.2 Women 25-54 rating and 23rd for prime time with an average 0.3 Women 25-54 rating, according to Nielsen Media Research. Among the 96 ad-supported cable networks in the United States market in the second quarter of 2012, Hallmark Movie Channel ranked 36th in total day viewership with an average 0.1 Women 25-54 rating and 46th for prime time with an average 0.1 Women 25-54 rating, according to Nielsen Media Research.

Among the 86 ad-supported cable networks in the United States market in the second quarter of 2011, Hallmark Channel ranked 23rd in total day viewership with an average 0.4 household rating and 32nd for prime time with an average 0.5 household rating, according to Nielsen Media Research. Among the 86 ad-supported cable networks in the United States market in the second quarter of 2011, Hallmark Movie Channel ranked 41st in total day viewership with an average 0.2 household rating and 44th for prime time with an average 0.3 household rating, according to Nielsen Media Research. Among the 86 ad-supported cable networks in the United States market in the second quarter of 2011, Hallmark Channel ranked 21st in total day viewership with an average 0.2 Women 25-54 rating and 23rd for prime time with an average 0.3 Women 25-54 rating, according to Nielsen Media Research. Among the 86 ad-supported cable networks in the United States market in the second quarter of 2011, Hallmark Movie Channel ranked 36th in total day viewership with an average 0.1 Women 25-54 rating and 48th for prime time with an average 0.1 Women 25-54 rating, according to Nielsen Media Research.

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

Advertising Revenue

In the second quarter of 2012, our sales of inventory in the scatter market were at rates 36% greater than the rates we realized for 2011/2012 upfront sales and were generally lower than those we realized in the 2011 scatter market by approximately 14%. Our average direct response rates were up 4% compared to inventory sold in the same period of 2011, but the volume of inventory sold and rates realized varied by daypart.

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

Following the upfront period, sales of our general rate and direct response inventory are made closer to the timing of the actual advertisement. Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. Hallmark Channel had 8% of upfront inventory terminated under such options during the second quarter of 2012 while Hallmark Movie Channel had 5% terminated under such options during this period. The second quarter 2011 termination options that were exercised represented 10% of the second quarter 2011 upfront inventory sales.

Distribution Agreements

Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from September 2012 through December 2032, inclusive of renewal options.  Of these distribution agreements, agreements accounting for approximately 15% of Hallmark Channel subscriber base and 17% of Hallmark Movie Channel subscriber base will expire or be the subject of renewal negotiations prior to December 31, 2012.

The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 90 million or more subscribers.  It is a mature market with relatively high penetration. According to Nielsen Media Research, at June 30, 2012 Hallmark Channel had 87.4 million subscribers and Hallmark Movie Channel had 47.2 million subscribers.

Demographics

As pay television networks draw audience share, audience demographics (i.e., viewers categorized by characteristics such as age, gender and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

We believe that the key demographics for Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54. The average median viewing age was 58.8 and 58.2 for Hallmark Channel for the second quarter ended June 30, 2011 and 2012, respectively. The average median viewing age was 63.6 and 62.5 for Hallmark Movie Channel for the second quarter ended June 30, 2011 and 2012, respectively. In order to achieve our revenue goals, we need to draw in our target audience.

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three and six months ended June 30, 2011 and 2012, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percentage			Percentage
			Change			Change
	Three Months Ended June 30,		2012 vs.	Six Months Ended June 30,		2012 vs.
	2011	2012	2011	2011	2012	2011
Revenue:
Advertising	$57,914	$66,517	15%	$113,648	$130,379	15%
Subscriber fees	18,132	19,860	10%	35,881	39,658	11%
Other revenue	104	363	249%	216	477	121%
Total revenue	76,150	86,740	14%	149,745	170,514	14%
Cost of Services:
Programming costs	36,265	34,538	-5%	68,372	68,673	0%
Operating costs	2,941	3,668	25%	5,893	6,737	14%
Total cost of services	39,206	38,206	-3%	74,265	75,410	2%
Selling, general and administrative expense	12,902	14,617	13%	29,023	29,320	1%
Marketing expense	543	739	36%	893	1,239	39%
Income before interest and income tax expense	23,499	33,178	41%	45,564	64,545	42%
Interest expense	(1,535)	(11,431)	645%	(3,330)	(23,204)	597%
Income before income tax expense and gain from sale of discontinued operations	21,964	21,747		42,234	41,341
Income tax provision	(419)	(8,274)	1875%	43,408	(15,598)	-136%
Income before gain from sale of discontinued operations	21,545	13,473		85,642	25,743
Gain from sale of discontinued operations	189	—		189	—
Net income	$21,734	$13,473		$85,831	$25,743

Other Data:
Net cash provided by operating activities	$6,948	$12,771	84%	$14,130	$7,951	-44%
Net cash used in investing activities	$(461)	$(236)	-49%	$(701)	$(328)	-53%
Net cash used in financing activities	$(13,931)	$(816)	-94%	$(36,920)	$(19,126)	-48%
HC day household ratings (1)(3)(4)	0.4	0.4	7%	0.4	0.4	4%
HC primetime household ratings (2)(3)(4)	0.5	0.5	-4%	0.6	0.6	-10%
HMC day household ratings (1)(3)(4)	0.2	0.3	32%	0.2	0.3	13%
HMC primetime household ratings (2)(3)(4)	0.3	0.3	3%	0.4	0.3	-16%
HC day W25-54 ratings (1)(3)(4)	0.2	0.2	16%	0.2	0.2	16%
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.3	7%	0.3	0.3	6%
HMC day W25-54 ratings (1)(3)(4)	0.1	0.1	45%	0.1	0.1	26%
HMC primetime W25-54 ratings (2)(3)(4)	0.1	0.1	18%	0.1	0.1	3%
HC subscribers at period end (4)	87,588	87,424	0%	87,588	87,424	0%
HMC subscribers at period end (4)	41,630	47,191	13%	41,630	47,191	13%

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

(2)   Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)   These Nielsen ratings are for the time period April 1 through June 30 and January 1 through June 30.

(4)   “HC” represents Hallmark Channel and “HMC” represents Hallmark Movie Channel.

Results of Operations

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2012

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $10.6 million or 14% during the three months ended June 30, 2012, over the three months ended June 30, 2011. Advertising revenue increased $8.6 million, or 15%, due to the increase in ratings in key demographics. Advertising revenue from Hallmark Movie Channel increased 40% from $8.2 million to $11.5 million for the three months ended June 30, 2011 and 2012, respectively.

For the three months ended June 30, 2012, Nielsen ranked Hallmark Channel 19th in total day viewership with a 0.4 household rating and 32nd in primetime with a 0.5 household rating among the 96 cable channels in the United States market. For the three months ended June 30, 2012, Nielsen ranked Hallmark Movie Channel 31st in total day viewership with a 0.3 household rating and 42nd in primetime with a 0.3 household rating among the 96 cable channels in the United States market.

Our subscriber fee revenue increased $1.7 million or 10% due to rate increases under certain distribution agreements.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $298,000 and $323,000 for the three months ended June 30, 2011 and 2012, respectively.

Cost of services. Cost of services as a percent of revenue decreased to 44% in the three months ended June 30, 2012 as compared to 51% in the three months ended June 30, 2011. This decrease results from the 15% increase in advertising revenue discussed above and a decrease in programming costs discussed below.

Programming costs decreased $1.7 million or 5% in the three months ended June 30, 2012, from the three months ended June 30, 2011. This decrease was due to the expiration of a number of programming license agreements. These decreases were offset, in part, by the Company writing off two series that are no longer aired on Hallmark Channel. Additionally, the Company recognized $1.3 million of film asset impairment expense during the second quarter of 2012 due to uncertainty surrounding the future usage of certain film assets.

The Company’s salary and severance expense increased $101,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to the termination of one employee during 2012 and the Company’s residual expense increased $698,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.  Bad debt expense was $129,000 for the three months ended June 30, 2011, as compared to $8,000 for the three months ended June 30, 2012.

Selling, general and administrative expense.  Selling, general and administrative expense increased $1.7 million for the three months ended June 30, 2012, over the three months ended June 30, 2011. Employee costs increased $1.4 million over 2011 primarily due to a $1.2 million increase in bonus, commissions and long term incentive plan expenses associated with improved financial performance over the same period of 2011. Research expense increased $110,000 due to growth in Hallmark Movie Channel subscribers. Music rights expense increased $112,000 due to revenue growth.

Marketing expense.  The Company did not have a significant marketing promotion in the second quarter of 2011 or 2012. The Company promoted the original movies Undercover Bridesmaid, Notes from the Heart Healer, Kiss at Pine Lake, Operation Cupcake, Duke, Lake Effects and Hannah’s Law during the second quarter of 2012. The Company expects its marketing expenses to increase during the second half of 2012 due to the promotion of its original holiday programming.

Interest expense.  Interest expense increased $9.9 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, due to the 2010 Recapitalization and the treatment of this transaction under troubled debt restructuring accounting.  Interest expense on the Term A and Term B loans was $603,000 for the three months ended June 30, 2011. Interest expense on the Notes was $8.0 million and interest expense on the Term Loan was $3.0 million for the three months ended June 30, 2012, respectively. Other interest expense decreased from $933,000 in 2011 to $402,000 in 2012.

Income tax (expense) benefit. The company recorded income tax expense of $419,000 for the three months ended June 30, 2011. The Company recorded income tax expense of $8.3 million during the three months ended June 30, 2012. The Company recorded $297,000 and $425,000 of income tax expense for estimated AMT for the three months ended June 30, 2011 and 2012, respectively.

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

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2012

Revenue.  Our revenue, comprised primarily of advertising and subscriber fees, increased $20.8 million or 14% during the six months ended June 30, 2012, over the six months ended June 30, 2011. The $16.7 million or 15% increase in advertising revenue is primarily due to the increase in ratings for certain of our key demographics. For the six months ended June 30, 2012, Nielsen ranked Hallmark Channel 22nd in total day viewership with a 0.4 household rating and 27th in primetime with a 0.6 household rating among the 96 cable channels in the United States market.

Our subscriber fee revenue increased $3.8 million or 11% for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $596,000 and $651,000 for the six months ended June 30, 2011 and 2012, respectively. Subscriber revenue increased in the six months ended June 30, 2012, primarily due to contractual rate increases.

Cost of services. Cost of services as a percent of revenue decreased to 44% in the six months ended June 30, 2012, as compared to 50% in the six months ended June 30, 2011. This decrease resulted primarily from the 15% increase in advertising revenue discussed above, offset, in part by the effects of the increases in operating costs, discussed below.

Operating costs for the six months ended June 30, 2012, increased $844,000 as compared to the six months ended June 30, 2011. The Company’s salary and severance expense increased $304,000 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, and the Company’s residual expense increased $761,000 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.  These increases, were offset, in part, by a $273,000 decrease in bad debt expense. Bad debt expense was $301,000 for the six months ended June 30, 2011, as compared to $28,000 for the six months ended June 30, 2012.

Selling, general and administrative expense.  Selling, general and administrative expense increased $297,000 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Research costs increased $687,000 due to growth in Hallmark Movie Channel subscribers and employee costs increased $1.8 million The Company recorded non-recurring banking fees attributable to the 2010 Recapitalization of $2.5 million in the six months ended June 30, 2011.

Marketing expense.  Marketing expense increased $346,000 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The Company promoted the original movies Cupid, Chasing Leprechauns, Undercover Bridesmaid, Notes from the Heart Healer, Kiss at Pine Lake, Operation Cupcake, Duke, Lake Effects and Hannah’s Law during the six months ended June 30, 2012.  The Company did not have significant marketing promotions in either the six months ended June 30,  2011 and 2012.

Interest expense.  Interest expense increased $19.9 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, due to the 2010 Recapitalization and the treatment of this transaction under troubled debt restructuring accounting.  Interest expense on the Term A and Term B loans was $1.4 million for the six months ended June 30, 2011. Interest expense on the Note was $16.1 million and interest expense on the Term Loan was $6.2 million for the six months ended June 30, 2012, respectively. Other interest expense decreased from $1.9 million for the six months ended June 30, 2011, to $837,000 for the six months ended June 30, 2012.

Income tax (expense) benefit. During the six months ended June 30, 2011, the Company released a portion of its valuation allowance and recognized an unreserved deferred tax asset of approximately $44.2 million, which also resulted in a non-cash reduction in income tax expense. The Company recorded income tax expense for estimated AMT of $550,000 and $811,000 for the six months ended June 30, 2011 and 2012, respectively. This reflects accounting for income taxes on a separate return basis. The Company recorded income tax expense of $15.6 million during the six months ended June 30, 2012.

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

Liquidity and Capital Resources

Cash provided by operating activities was $14.1 million and $8.0 million for the six months ended June 30, 2011 and 2012, respectively. The Company had net income of $25.7 million for the six months ended June 30, 2012, as compared to $85.8 million for the six months ended June 30, 2011. Our depreciation and amortization expense for the six months ended June 30, 2012, increased to $65.5 million from $64.9 million while our income tax benefit decreased from $43.4 million for the six months ended June 30, 2011, to an income tax expense of $15.6 million for the six months ended June 30, 2012. The Company made programming payments of $81.6 million and $87.5 million during the six months ended June 30, 2011 and 2012, respectively.

Cash used in investing activities was $701,000 and $328,000 during the six months ended June 30, 2011 and 2012, respectively. During the six months ended June 30, 2011 and 2012, we purchased property and equipment for $607,000 and $328,000, respectively.

Cash used in financing activities was $36.9 million and $19.1 million for the six months ended June 30, 2011 and 2012, respectively. The Company made principal payments on its Term A and Term B loans of $23.6 million for the six months ended June 30, 2011. The Company made a dividend payment of $12.8 million to the Preferred Stockholder during the six months ended June 30, 2011.  The Company made principal payments on its Term Loan of $18.6 million for the six months ended June 30, 2012.

In April 2011, the Company paid Hallmark Cards $5.1 million under a federal tax sharing agreement relating to income generated in first quarter of 2011, and in July 2011 paid $5.4 million in respect of the second quarter. The Company paid $4.4 million in May 2012 and the remaining $1.0 million was offset against the 2010 overpayment. The Company paid $6.2 million in respect to the second quarter of 2012 in July 2012.

The Company’s management anticipates that the principal uses of cash during the twelve month period ending June 30, 2013, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and mandatory principal payments of approximately $44.7 million under the Term Loan and Notes, and additional principal payments made from excess cash flows, as may become due under the Term Loan.  The Company believes that cash on hand, cash generated by operations, and borrowing available under its bank credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through June 30, 2013.

Credit Facilities and Term Loan

On July 14, 2011, in connection with the 2011 Refinancing, the Company entered into a new $240.0 million credit agreement (the “Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement provides for a seven year $210.0 million senior secured term loan facility (the “Term Loan”) and a five year $30.0 million senior secured super-priority revolving credit facility (the “Credit Facility”).  The Term Loan was issued at a discount of 1.0% or $2.1 million.

At both December 31, 2011, and June 30, 2012, the Company had no outstanding borrowings under the Credit Facility.  There were no letters of credit outstanding at December 31, 2011; one letter of credit was outstanding in the amount of $202,000 at June 30, 2012. Interest expense on borrowings under the Credit Facility for the three and six months ended June 30, 2012, was $0. Commitment fees on the Credit Facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the three months ended June 30, 2011 and 2012, was $29,000 and $38,000, respectively. Commitment fee expense for the six months ended June 30, 2011 and 2012, was $57,000 and $76,000, respectively.

The Term Loan was drawn on July 14, 2011, at LIBOR at the Company’s election. All LIBOR term loans will bear interest at the LIBOR Rate (subject to a minimum rate of 1.25%) plus 4.50%.  The interest rate at both December 31, 2011, and June 30, 2012, was 5.75%.

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

The credit facility contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of June 30, 2012.

The Company made principal payments of $525,000 and $18.6 million under the Term Loan during the three and six months ended June 30, 2012, respectively. Interest expense under the Term Loan was $2.9 million and $6.2 million for three and six months ended June 30, 2012, respectively. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 6.3% during the six months ended June 30, 2012.

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

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates. The Company was in compliance with these covenants as of June 30, 2012.

Interest expense under the Notes was $8.1 million and $16.1 million for the three and six months ended June 30, 2012, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11% during the six months ended June 30, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2012, the decline of the fair value of the fixed income portfolio would not be material.

As of June 30, 2012, our cash, cash equivalents and short-term investments had a fair value of $23.7 million and were invested in cash. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the six months ended June 30, 2012, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of June 30, 2012, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $23.7 million, or 3% of total assets, as of June 30, 2012. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $188.6 million, or 28% of total liabilities, as of June 30, 2012. Net interest expense for the three and six months ended June 30, 2012, was $11.4 million and $23.2 million, respectively. Such amounts represented 13% and 14% of our total revenue for the respective periods. Our net interest expense for this liability is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

Our variable rate Term Loan was subject to an interest rate floor of 1.25% and a margin of 4.5% during the three and six months ended June 30, 2012.  Accordingly, if the relevant market interest rate had been 1% greater or lower, the effect on the Term Loan’s effective interest rate and resulting interest expense for the period would have been negligible.

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

b. Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

On July 25, 2012, the Company amended the employment agreement with William Abbott, President and Chief Executive Officer of the Company, and extended the term of his employment for an additional two years, through December 31, 2014.

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

10.1*	Amendment to Employment Agreement, effective June 27, 2012, by and between Crown Media Holdings, Inc. and William Abbott.
10.2*	Executive Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Susanne McAvoy.
31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32†	Section 1350 Certifications.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101. DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	July 27, 2012
William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	July 27, 2012
Andrew Rooke

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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

10.1*	Amendment to Employment Agreement, effective June 27, 2012, by and between Crown Media Holdings, Inc. and William Abbott.
10.2*	Executive Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Susanne McAvoy.
31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32†	Section 1350 Certifications.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101. DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

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