Form 10-Q
period 2012-09-30
CROWN MEDIA HOLDINGS INC
filed 2012-11-01
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 29, 2012, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,	As of September 30,
	2011	2012

ASSETS

Cash and cash equivalents	$35,181	$34,436
Accounts receivable, less allowance for doubtful accounts of $181 and $262, respectively	83,798	69,686
Programming rights	98,158	80,227
Prepaid programming rights	11,533	37,591
Deferred tax assets, net	14,200	12,000
Prepaid and other assets	1,174	2,159
Total current assets	244,044	236,099

Programming rights	154,428	151,464
Property and equipment, net	11,236	10,881
Deferred tax assets, net	221,800	203,336
Debt issuance costs, net	11,711	10,749
Prepaid and other assets	1,217	4,009
Goodwill	314,033	314,033
Total assets	$958,469	$930,571

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(continued)

	As of December 31,	As of September 30,
	2011	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$15,391	$13,073
Audience deficiency reserve liability	10,256	7,073
Programming rights payable	135,768	104,517
Payables to Hallmark Cards affiliates	4,051	12,369
Interest payable	17,135	6,654
Current maturities of long-term debt	19,600	7,300
Total current liabilities	202,201	150,986

Accrued liabilities	16,667	20,093
Programming rights payable	8,737	15,953
Long-term debt, net of current maturities	487,368	480,798
Total liabilities	714,973	667,830

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of December 31, 2011, and September 30, 2012, respectively	3,597	3,597
Paid-in capital	2,082,241	2,064,245
Accumulated deficit	(1,842,342)	(1,805,101)
Total stockholders’ equity	243,496	262,741
Total liabilities and stockholders’ equity	$958,469	$930,571

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
Advertising	$55,953	$57,739	$169,243	$186,207
Advertising by Hallmark Cards	—	—	358	1,911
Subscriber fees	18,013	19,294	53,894	58,952
Other revenue (including $0 and $161 from Hallmark Cards for the three and nine months ended September 30, 2012)	82	22	298	499
Total revenue, net	74,048	77,055	223,793	247,569
Cost of Services:
Programming costs
Non-affiliates	31,879	29,066	99,465	96,322
Hallmark Cards affiliates	455	651	1,241	2,068
Other costs of services	3,133	3,302	9,026	10,039
Total cost of services	35,467	33,019	109,732	108,429
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	13,469	13,718	41,740	42,342
Marketing expense	2,615	430	3,508	1,669
Depreciation and amortization expense	345	373	1,097	1,069
Income from operations before interest and income tax expense	22,152	29,515	67,716	94,060
Interest expense	(10,556)	(11,451)	(13,886)	(34,655)
Income from operations before income tax benefit (expense)	11,596	18,064	53,830	59,405
Income tax benefit (expense)	191,685	(6,566)	235,093	(22,164)
Income before discontinued operations	203,281	11,498	288,923	37,241
(Loss) gain from sale of discontinued operations, net of tax	(1)	—	188	—
Net income and comprehensive income	203,280	11,498	289,111	37,241
Income allocable to Preferred Shareholder	(40,076)	—	(63,096)	—
Net income attributable to common stockholders	$163,204	$11,498	$226,015	$37,241

Weighted average number of common shares outstanding, basic and diluted	359,676	359,676	359,676	359,676
Income per common share before discontinued operations, basic and diluted	$0.45	$0.03	$0.63	$0.10
(Loss) gain per common share from discontinued operations, basic and diluted	—	—	—	—
Net income per common share, basic and diluted	$0.45	$0.03	$0.63	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$289,111	$37,241
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(188)	—
Depreciation and amortization	96,911	95,621
Provision for allowance for doubtful accounts	261	56
Income tax (benefit) expense	(235,093)	22,164
Stock-based compensation	28	198
Changes in operating assets and liabilities:
Decrease in accounts receivable	12,389	14,056
Additions to programming rights	(108,582)	(69,525)
Increase in prepaid and other assets	(16,732)	(32,184)
Decrease in accounts payable, accrued and other liabilities	(24,168)	(1,585)
Increase (decrease) in interest payable	9,232	(10,644)
Increase (decrease) in programming rights payable	14,919	(23,287)
Decrease in payables to Hallmark Cards affiliates	(12,081)	(11,926)
Net cash provided by operating activities	26,007	20,185
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(730)	(981)
Payments to buyer of international business	(94)	—
Net cash used in investing activities	(824)	(981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Term Loan	(525)	(19,075)
Principal payments on notes payable to HCC	(330,390)	—
Redemption of Preferred Stock	(185,000)	—
Dividends paid to Preferred Stockholder	(13,837)	—
Issuance of the Notes	300,000	—
Issuance of Term Loan, net of original issue discount	207,900	—
Payments for debt issuance costs	(12,109)	—
Principal payments on capital lease obligations	(785)	(874)
Net cash used in financing activities	(34,746)	(19,949)
Net decrease in cash and cash equivalents	(9,563)	(745)
Cash and cash equivalents, beginning of period	30,565	35,181
Cash and cash equivalents, end of period	$21,002	$34,436

Supplemental disclosure of cash and non-cash activities:
Interest paid	$2,572	$43,794
Reduction of additional paid-in capital for tax transactions	$7,807	$17,996
Additional paid-in capital arising from early extinguishment of debt	$87,305	$—
Additional paid-in capital arising from redemption of Preferred Stock	$15,705	$—
Asset acquired through capital lease obligation	$63	$23

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2012

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

On June 29, 2010, the Company consummated a series of recapitalization transactions in which approximately $1.2 billion owed to HCC and Hallmark Cards was extinguished upon issuance of (i) the Term A Loan, the Term B Loan and Preferred Stock in the aggregate face amount of $500 million and (ii) Common Stock (the “Recapitalization”). On July 14, 2011, the Company used the proceeds from a new $210 million senior secured term loan (the “Term Loan”) and $300 million of senior unsecured notes (the “Notes”) to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock (collectively, the “2011 Refinancing”).

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

The preparation of financial statements in accordance with generally accepted accounting principles requires the consideration of events or transactions that occur after the balance sheet date but before the financial statements are issued. Depending on the nature of the subsequent event, financial statement recognition or disclosure of the subsequent event may be required.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance including, among other things, collection trends. The Company’s bad debt expense was $(39,000) and $29,000 for the three months ended September 30, 2011 and 2012, respectively. The Company’s bad debt expense was $261,000 and $56,000 for the nine months ended September 30, 2011 and 2012, respectively.

Barter Transactions

The Company enters into transactions that involve the exchange of advertising, in part, for other products and services, such as programming rights. Such transactions are recognized as programming rights and deferred advertising revenue at the estimated fair value when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when delivered.

Programming Rights

Programming rights principally consist of off-network, theatrical and original movies; off-network and original scripted series; original unscripted series and specials. Original series and specials consist of lifestyle, dramatic and other entertainment programming. Programming aired on the Company’s television Networks is primarily obtained from third-party production companies and distributors and is classified as acquired or original programming. Programming aired on the Company’s television Networks obtained from subsidiaries of Hallmark Cards is classified as affiliate programming.

Acquired programming consists of series, films and specials that have been previously produced and have often been previously exhibited by third parties for which the Company licenses limited broadcast rights over a contractual term. The licensed exhibitions can vary from a single broadcast to multiple broadcasts over several years, and the license typically requires payments during the term of the license. The cost of acquired programming is capitalized when the license period begins and the program is available for use.  Original programming consists of movies, series and specials that are specifically produced for the Company’s television Networks. The Company often funds the production of original programs prior to completion of production and initial broadcast; in these instances, the programs are classified as prepaid programming rights until the program is available for use.

Capitalized programming costs are stated at the lower of cost less accumulated amortization or net realizable value. Amortization of programming rights is recognized over the contractual term on a straight-line basis or the estimated useful life, if shorter. Amortization of the capitalized costs of acquired programming commences when the license period begins and the program is available for use. Amortization of capitalized costs for original programming commences when a program is first broadcast. Original programming which is owned rather than licensed is amortized over the expected and likely broadcasts of the program. The portion of the unamortized programming rights that will be amortized within one year is classified as current programming rights on the condensed consolidated balance sheets. Although the Company estimates that all of the unamortized owned programming will be amortized within the next twelve months, it is classified as long-term programming rights on the condensed consolidated balance sheets in accordance with Accounting Standards Codification (the “ASC”) Topic 926, Entertainment - Films.

The Company periodically evaluates the net realizable value of its programming rights by considering expected future revenue generation. Estimates of future revenues consider historical airing patterns and future plans for airing programming, including any changes in strategy. Estimated future revenues may differ from actual revenues based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving the Company’s Networks, and program usage. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to net realizable value.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance which defines fair value, establishes a framework for measuring fair value and specifies disclosures about fair value measurements. We determine fair value as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company does not have balance sheet items measured at fair value on a recurring basis. Significant balance sheet items which are subject to non-recurring fair value measurements consist of goodwill and property and equipment.

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

Net income attributable to common stockholders for the three and nine months ended September 30, 2011, reflects allocations in favor of preferred stockholders for (i) imputed preferred stock dividends for financial reporting purposes of $134,000 and $1.8 million, (ii) cumulative preferred stock dividends of $993,000 and $13.8 million, and (iii) the potential participation in common stock dividends (equivalent to approximately 71.2 million shares of common stock) of $38.9 million and $47.5 million, respectively. Such considerations were not applicable to the three and nine months ended September 30, 2012, because the preferred stock was redeemed by the Company in connection with the 2011 Refinancing.  Approximately 37,000 and 46,000 stock options for the three and nine months ended September 30, 2011, respectively, and approximately 0 and 12,000 stock options for the three and nine months ended September 30, 2012, respectively, have been excluded from the determination of diluted net income per share because the individual effect in each instance was antidilutive.

Concentration of Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, the Company does not require collateral to secure receivables. The Company has no significant off-balance sheet financial instruments with risk of accounting losses.

Five of the Company’s distributors each accounted for more than 10% of the Company’s consolidated subscriber revenue for the three months ended September 30, 2011 and 2012, and together accounted for a total of 84% and 87% of consolidated subscriber revenue during the three months ended September 30, 2011 and 2012, respectively.  Two of the Company’s distributors each accounted for approximately 15% or more of the Company’s consolidated subscribers for the three months ended September 30, 2011 and 2012, respectively, and together accounted for 46% and 44% of the Company’s subscribers during the three months ended September 30, 2011 and 2012, respectively. The loss of one of these distributors could have a significant impact on the Company’s operations.

Five of the Company’s distributors each accounted for more than 10% of the Company’s consolidated subscriber revenue for the nine months ended September 30, 2011 and 2012, and together accounted for a total of 83% and 85% of consolidated subscriber revenue during the nine months ended September 30, 2011 and 2012, respectively.  Two of the Company’s distributors each accounted for approximately 15% or more of the Company’s consolidated subscribers for the nine months ended September 30, 2011 and 2012, respectively, and together accounted for 46% and 44% of the Company’s subscribers during the nine months ended September 30, 2011 and 2012, respectively. The loss of one of these distributors could have a significant impact on the Company’s operations.

Two and four of the Company’s programming content providers each accounted for more than 10% of our programming costs for the nine months ended September 30, 2011 and 2012, and together accounted for a total of 46% and 66% of the Company’s consolidated programming rights payable balance at September 30, 2011 and 2012, respectively.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If a conclusion is reached that the indefinite-lived intangible asset fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after September 15, 2012, and the related interim and annual goodwill impairment tests. The Company does not believe the requirements of ASU 2012-02 will have a material impact on its consolidated financial statements and footnote disclosures.

3. Programming Rights

Programming rights are comprised of the following:

	As of December 31,	As of September 30,
	2011	2012
	(In thousands)
Programming rights — non-affiliates
Acquired programming
Licensed for less than 12 years	$402,805	$323,577
Original programming
Licensed for less than 12 years	147,110	157,322
Licensed for 12 years or longer	—	2,940
Owned	1,622	1,332
Programming rights— Hallmark Cards affiliates
Licensed for less than 12 years	16,500	20,379
Programming rights, at cost	568,037	505,550
Accumulated amortization	(315,451)	(275,352)
Programming rights available for broadcast	252,586	230,198
Owned programming in development	—	1,493
Programming rights, net	$252,586	$231,691

At December 31, 2011, and September 30, 2012, $11.5 million and $37.6 million, respectively, of programming rights were included in prepaid programming rights on the accompanying condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

Programming rights payable are comprised of the following:

	As of December 31,	As of September 30,
	2011	2012
	(In thousands)
Programming rights payable — non-affiliates
Acquired programming	$114,989	$87,525
Original programming	18,223	19,245
Programming rights payable — Hallmark Cards affiliates	11,293	13,700
Total programming rights payable	144,505	120,470
Less current maturities	(135,768)	(104,517)
Long-term programming rights payable	$8,737	$15,953

In the regular course of evaluating the remaining usefulness of various program licenses, the Company may determine that certain licenses may be of little future program value.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  During the three and nine months ended September 30, 2011, such changes in estimates resulted in additional amortization of programming rights of $0 and $600,000, respectively. During the three and nine months ended September 30, 2012, such changes in estimates resulted in additional amortization of programming rights of $769,000 and $2.1 million, respectively. Additionally, the Company evaluated the remaining usefulness of its owned programming and recognized $1.3 million of impairment expense during the nine months ended September 30, 2012. This expense is included as a component of non-affiliate programming costs in the accompanying condensed consolidated statement of operations.

Under certain license agreements with RHI Entertainment Distribution, LLC (“RHIED”) the Company is obligated to pay $5.3 million through December 1, 2013.  In connection with its reorganization in bankruptcy, RHIED assigned its right to receive these license payments to Hallmark Cards.  During the nine months ended September 30, 2011, the Company reclassified $2.5 million from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards.  At December 31, 2011, the payable to Hallmark Cards affiliates included $1.3 million related to this assignment.  During the nine months ended September 30, 2012, the Company reclassified $748,000 from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards.  At September 30, 2012, the payable to Hallmark Cards affiliates includes $670,000 related to this assignment. Obligations relating to license periods that had not commenced as of December 31, 2011, and September 30, 2012, were $2.7 million and $2.1 million, respectively; accordingly, such amounts are not reflected in the accompanying condensed consolidated balance sheet. See Commitments and Contingencies below.

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

At both December 31, 2011, and September 30, 2012, the Company had no outstanding borrowings under the Credit Facility.  There were no letters of credit outstanding at December 31, 2011; one letter of credit was outstanding in the amount of $202,000 at September 30, 2012. Interest expense on borrowings under the Credit Facility from July 14 through September 30, 2011, and for the three and nine months ended September 30, 2012, was $0. Commitment fees on the Credit Facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the three months ended September 30, 2011 and 2012, was $36,000 and $38,000, respectively. Commitment fee expense for the nine months ended September 30, 2011 and 2012, was $93,000 and $114,000, respectively. Commitment fee expense is included as a component of interest expense on the accompanying unaudited condensed consolidated statements of operations.

The Term Loan was drawn on July 14, 2011, at LIBOR at the Company’s election. All LIBOR term loans will bear interest at the LIBOR Rate (subject to a minimum rate of 1.25%) plus 4.50%.  The interest rate at both December 31, 2011, and September 30, 2012, was 5.75%.

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

The credit facility contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of September 30, 2012.

The Company made principal payments of $525,000 and $19.1 million under the Term Loan during the three and nine months ended September 30, 2012, respectively. During the first quarter of 2012, the Company made the 2012 Excess Cash Flow payment of $17.5 million. Interest expense under the Term Loan was $3.0 million and $9.2 million for three and nine months ended September 30, 2012, respectively. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 6.3% during each of the three and nine months ended September 30, 2012.

The Company made its first principal payment of $525,000 under the Term Loan on September 30, 2011. Interest expense under the Term Loan was $2.8 million from July 14, 2011, through September 30, 2011. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 6.3% from July 14, 2011, through September 30, 2011.

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

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates. The Company was in compliance with these covenants as of September 30, 2012.

Interest expense under the Notes was $8.0 million and $24.1 million for the three and nine months ended September 30, 2012, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11% during each of the three and nine months ended September 30, 2012.

Interest expense under the Notes was $6.8 million from July 14, 2011, through September 30, 2011. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11% from July 14, 2011, through September 30, 2011.

Maturities

Required payments of principal and interest (excluding future excess cash flow amounts and including future interest) for each of the five years subsequent to September 30, 2012, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
The Notes, due July 15, 2019	$520,500	$31,500	$31,500	$31,500	$31,500	$31,500	$363,000
Term Loan, due July 14, 2018 (1)	250,451	18,232	12,698	12,576	12,481	12,331	182,133
	$770,951	$49,732	$44,198	$44,076	$43,981	$43,831	$545,133

(1)          The Company only estimated the excess cash flow payment for 2012, which will be paid in 2013. This amount is an estimate and will change based on actual results of operations through December 31, 2012. The Company did not estimate excess cash flow payments for the remaining periods. Excess cash flow payments made in future periods will affect amounts due in future periods.

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

The Company paid principal of $306.8 million and interest of $91,000 from July 1 through July 14, 2011, on the Term A and Term B Loans.  The Company paid principal of $330.4 million and interest of $1.5 million from January 1 through July 14, 2011, on the Term A and Term B Loans.

Hallmark Guarantee; Interest and Fee Reductions

Hallmark Cards unconditionally guaranteed the Company’s obligations to JPMorgan Chase Bank under the credit facility that expired on July 14, 2011.  This credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility through July 14, 2011; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark

Cards.  The Company paid Hallmark Cards a reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%, respectively. Commitment fee expense from July 1 through July 14, 2011, and January 1 through July 14, 2011, was $1,000 and $20,000, respectively.

6. Related Party Transactions

Tax Sharing Agreement

On March 11, 2003, the Company became a member of Hallmark Cards’ consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “federal tax sharing agreement”). Hallmark Cards includes the Company in its consolidated federal income tax return.  Accordingly, Hallmark Cards has benefited from subsequent tax losses and may benefit from future federal tax losses, which may be generated by the Company.  Based on the original federal tax sharing agreement, Hallmark Cards agreed to pay the Company all of the benefits realized by Hallmark Cards as a result of including the Company in its consolidated income tax return. Also, taxable income recognized by the Company that is included in the consolidated tax return of Hallmark Cards will result in a payment by the Company to Hallmark Cards.

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

The Company owed Hallmark Cards $15.9 million under the federal tax sharing agreement for 2011 with $10.5 million paid in cash, $1.5 million offset against the overpayment of the 2010 tax sharing payment, and $3.9 million paid in cash to Hallmark Cards in October 2012. In respect of the first quarter of 2012 amount due of $5.4 million, the Company paid $4.4 million in May 2012 and the remaining $1.0 million was offset against the 2010 overpayment. The Company owed Hallmark Cards $6.2 million under the federal tax sharing agreement in respect of the second quarter of 2012, which the Company paid in July 2012. The Company owed Hallmark Cards $6.9 million under the federal tax sharing agreement in respect of the third quarter of 2012, which the Company paid in October 2012.

Any payments received from Hallmark Cards or credited against amounts owed by the Company to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as additions to paid-in capital in the accompanying consolidated balance sheets. Any amounts owed or payments made to Hallmark Cards or to any member of the Hallmark Cards consolidated group under the tax sharing agreement in excess of current tax expense have been recorded as reductions to paid-in capital.

Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings. Consequently, Hallmark Entertainment Holdings and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Cards (as successor to Hallmark Entertainment Holdings) and the Company file consolidated, combined or unitary state tax returns.  The Company makes tax-sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company’s taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization. At September 30, 2012, the estimated amount due to Hallmark Cards related to the state tax sharing agreement was $904,000 ($354,000 with respect to 2012 and $550,000 with respect to 2011).  This amount is payable two days prior to the due date of the state tax returns. In 2011, the Company paid $751,000 to Hallmark Cards related to 2010 state tax sharing payments and $20,000 related to 2011 state estimated payments. In October 2012, the Company paid $495,000 to Hallmark Cards related to 2011 state tax sharing payments. The remaining amount of $55,000 is recorded within payable to Hallmark Cards affiliates in the accompanying condensed consolidated balance sheets.

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

At December 31, 2011, and September 30, 2012, the Company’s payables to Hallmark Cards affiliates on the accompanying condensed consolidated balance sheets were $4.1 million and $12.4 million, respectively. The December 31, 2011, balance was comprised of $2.8 million of taxes due under the federal and state tax sharing agreements and $1.3 million of assigned license payments. The September 30, 2012, balance was comprised of $11.7 million of taxes due under the federal and state tax sharing agreements and $670,000 of assigned license payments.

“Hallmark Hall of Fame” Programming License Agreement

In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 58 “Hallmark Hall of Fame” movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on the Networks.  These titles are licensed for ten year windows, which commenced at various times between 2007 and 2010, depending on availability.  The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various 10-year exhibition windows.

In 2011 Crown Media United States entered into an additional agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 16 “Hallmark Hall of Fame” movies produced from 2009 through 2014, for exhibition on the Networks.  These titles are licensed for ten year windows, with windows commencing at various times between 2011 and 2014, depending on availability.  The total license fee for these movies is $10.0 million and is payable in equal monthly installments over the various 10-year exhibition windows.

On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards provides the Company one-week, limited play licenses for each of six new “Hallmark Hall of Fame” two-hour movies produced by Hallmark Cards over the two-year contract term.  In addition to providing the programming rights, Hallmark Cards will pay the Company $3.4 million of cash ratably as the individual licenses open in exchange for approximately two thirds of the advertising units otherwise available during each airing of the movies.  The Company has estimated the fair value of the program licenses to be approximately $1.0 million.  The Company will recognize total advertising revenue of approximately $4.4 million as it fulfills its advertising obligation to Hallmark Cards. As of the date of this Report, three such movies have aired on Hallmark Channel.

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

The Company will continue to evaluate the available positive and negative evidence in subsequent periods and will adjust the remaining valuation allowance to an amount determined to be more likely than not to be realized.

At September 30, 2012, an unreserved deferred tax asset of $215.3 million is reflected on the accompanying condensed consolidated balance sheet. The Company recorded income tax provisions of $6.6 million and $22.2 million in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012, respectively, which are primarily non-cash income tax expenses.

8. Share-Based Compensation and Long Term Incentive Plan

Share-Based Compensation

The Company recorded $18,000 of compensation benefit and $43,000 of compensation expense associated with the RSUs during the three months ended September 30, 2011 and 2012, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded $28,000 and $198,000 of compensation expense  associated with the RSUs during the nine months ended September 30, 2011 and 2012, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

The RSU liability is adjusted monthly to reflect the closing price of the Company’s common stock. At December 31, 2011, and September 30, 2012, the closing prices per share were $1.21 and $1.67, respectively. As of December 31, 2011, and September 30, 2012, there were unrecognized compensation costs related to non-vested RSUs granted to the Company’s directors, in the amounts of $236,000 and $112,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

The Company issued cash settlements related to the RSUs during the three and nine months ended September 30, 2011 and 2012, of $154,000 and $231,000, respectively.

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

In the first quarter of 2010, the Company granted LTI Agreements ranging from $25,000 to $536,000.  The 50% Employment Award vested and was settled in cash on August 31, 2012, in the amount of $1.2 million.  The 50% Performance Award will vest on December 31, 2012, if the performance criteria are achieved, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2012, but by no later than March 15, 2013.

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

During the third quarter of 2012, the Company granted to each independent director a LTI agreement of $20,000 that will vest on August 16, 2013, if the performance criteria are achieved, and be settled in cash the later of 30 days thereafter. Additionally, the Company granted to each independent director a LTI agreement of $50,000 that will vest on December 31, 2014, if the performance criteria are achieved, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2014, but by no later than March 15, 2015.

Vesting of the 2010, 2011 and 2012 Performance Awards  will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement.

In recognition of these agreements, the accompanying condensed consolidated statements of operations include $607,000 and $812,000 among selling, general and administrative expense for the three months ended September 30, 2011 and 2012, respectively, and the accompanying condensed consolidated statements of operations include $1.5 million and $2.1 million among selling, general and administrative expense for the nine months ended September 30, 2011 and 2012, respectively. Additionally, the $2.2 million and $3.0 million liability for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2011 and September 30, 2012, respectively.

9. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011, and September 30, 2012.

	December 31, 2011		September 30, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Term Loan and interest payable (Level 3)	$209,578	$201,346	$188,189	$188,143
The Notes and interest payable (Level 2)	314,525	330,278	306,563	342,592

The Company estimated the fair value of the Notes using the trading prices obtained from a third-party source on December 31, 2011, and September 30, 2012, a Level 2 input, due to the limited amount of trading activity. The

Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2011, and September 30, 2012, the fair values of the Level 3 financial instruments were $201.3 million and $188.1 million, respectively. No transfers between levels occurred during 2011 and 2012.

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

The accompanying unaudited condensed consolidated balance sheets include approximately $1.8 million and $1.5 million in accounts receivable at December 31, 2011, and September 30, 2012, respectively, for litigation costs for which the Company expects to be reimbursed by its insurance company.  Similarly, the accompanying unaudited condensed consolidated balance sheets include approximately $202,000 and $0 in accounts payable and accrued liabilities at December 31, 2011, and September 30, 2012, respectively, related to litigation costs.

Guarantee

As discussed further under Programming Rights, RHIED assigned to Hallmark Cards its right to receive $5.3 million in programming rights from the Company.  The assignment relates to a 2002 guarantee issued by HEH to an unaffiliated movie production company on behalf of RHIED.  At that time, HEH was a wholly-owned subsidiary of Hallmark Cards and an intermediate parent of the Company.  Also at that time, RHIED was a wholly-owned subsidiary of HEH; it ceased to be affiliated with Hallmark Cards in January 2006.  As part of the Recapitalization, HEH was merged with the Company.  In August 2010 the unaffiliated production company made demand of the Company for payment of amounts owed by RHIED.  Hallmark Cards subsequently assumed defense of the claim and fully indemnified the Company.  On December 10, 2010, RHIED filed for reorganization in bankruptcy.

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

In December 2011 the Company and RHI executed an agreement pursuant to which the Company acquired program licenses and was relieved of its remaining obligation under the indemnification agreement, all in exchange for concurrent and future fixed cash payments of $8.1 million. The program license assets were recorded at their estimated fair values of approximately $3.8 million with corresponding recognition of programming rights payable.  The remainder of the payment obligation was recorded at its estimated fair value of approximately $4.1 million, which is being accreted through December 2013. The carrying amount of this liability as of December 31, 2011, and September 30, 2012, was $3.5 million and $3.1 million, respectively, and is included among accrued liabilities in the accompanying unaudited condensed consolidated balance sheet.

Also, included in accounts payable and accrued liabilities as of December 31, 2011, and September 30, 2012, is $406,000 and $444,000, respectively, for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015.  The Company’s actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer.

Lease

The lease agreement dated September 8, 2008, for the Company’s office located in New York was amended effective May 25, 2012.  Pursuant to the amendment, Company commenced leasing additional space of 7,341 rentable square feet on May 29, 2012. Rent expense on the additional space is expected to aggregate $1.7 million through the end of the lease term.

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

Description of Business and Overview

Current Business

We own and operate pay television Networks, each of which is dedicated to high-quality entertainment programming for families.  Hallmark Channel features popular television series such as Golden Girls and Frasier as well as original movies with compelling stories and internationally recognized stars. It also offers a “lifestyle” programming block, which in October 2012 premiered and currently features Home and Family and Marie, with Marie Osmond. Hallmark Movie Channel is a cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classic theatrical films, and presentations from the award-winning Hallmark Hall of Fame collection as well as other long form television programming. Consistent with the Hallmark brand, both Networks are a preeminent source of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

Reaching approximately 87 million subscribers, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movie Channel is one of the fastest-growing new cable networks, reaching approximately 48 million subscribers.

We believe that we have established these Networks as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

Our Networks offer a range of high-quality entertainment programming for adults and families including popular television series, movies, miniseries, theatricals, romances, literary classics, and contemporary stories. Sources for programming on our Networks include programming (both movies and series) licensed from Buena Vista Television, CBS Television Distribution, Hallmark Hall of Fame, MGM, Paramount Pictures, Sonar Entertainment, Inc., Twentieth Television, Warner Bros. and others.

Programming acquired from third parties is an important component of our Networks as we continually develop and refine our programming strategy. This programming includes original movies and “lifestyle” programming produced by a variety of experienced television production companies specifically for us and theatrical movies and “off network” television series licensed to us by major studios and distributors. Our agreements for original movies and lifestyle programming typically provide for exclusive rights in the United States in cable and certain other media for periods ranging from 8 years to perpetuity.  Our license agreements for theatrical films and off-network programming usually give us the more limited right to exhibit the programming on our Networks, which can vary from a single broadcast to multiple broadcasts over several years. From time to time, for promotional purposes, we also exhibit excerpts of certain programming on our website.

Hallmark Channel is currently distributed to approximately 84% of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,444 cable, satellite and other pay television distribution systems and (b) Hallmark Movie Channel through approximately 3,369 such systems.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the three months ended September 30, 2011 and 2012, and together accounted for a total of 84% and 87% of consolidated subscriber revenue during the three months ended September 30, 2011 and 2012, respectively.  Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended September 30, 2011 and 2012, respectively, and together accounted for 46% and 44% of our subscribers during the three months ended September 30, 2011 and 2012, respectively. The loss of one of these distributors could have a significant impact on the Company’s operations.

Five of our distributors each accounted for more than 10% of our consolidated subscriber revenue for the nine months ended September 30, 2011 and 2012, and together accounted for a total of 83% and 85% of consolidated subscriber revenue during the nine months ended September 30, 2011 and 2012, respectively.  Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the nine months ended September 30, 2011 and 2012, respectively, and together accounted for 46% and 44% of our subscribers during the nine months ended September 30, 2011 and 2012, respectively. The loss of one of these distributors could have a significant impact on the Company’s operations.

Two and four of our programming content providers each accounted for more than 10% of our programming costs for the nine months ended September 30, 2011 and 2012, and together accounted for a total of 46% and 66% of our consolidated programming rights payable balance at September 30, 2011 and 2012, respectively.

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

Among the 96 ad-supported cable networks in the United States market in the third quarter of 2012, Hallmark Channel ranked 21st in total day viewership with an average 0.4 household rating and 33rd for prime time with an average 0.5 household rating, according to Nielsen Media Research. Among the 96 ad-supported cable networks in the United States market in the third quarter of 2012, Hallmark Movie Channel ranked 31st in total day viewership with an average 0.3 household rating and 43rd for prime time with an average 0.3 household rating, according to Nielsen Media Research. Among the 96 ad-supported cable networks in the United States market in the third quarter of 2012, Hallmark Channel ranked 20th in total day viewership with an average 0.2 Women 25-54 rating and 26th for prime time with an average 0.3 Women 25-54 rating, according to Nielsen Media Research. Among the 96 ad-supported cable networks in the United States market in the third quarter of 2012, Hallmark Movie Channel ranked 36th in total day viewership with an average 0.1 Women 25-54 rating and 47th for prime time with an average 0.1 Women 25-54 rating, according to Nielsen Media Research.

Among the 86 ad-supported cable channels in the United States market in the third quarter of 2011, Hallmark Channel ranked 25th  in total day viewership with an average 0.4 household rating for the year and 24th for prime time with an average 0.7 household rating for the year, according to Nielsen Media Research. Among the 86 ad-supported cable channels in the United States market in the third quarter of 2011, Hallmark Movie Channel ranked 44th in total day viewership with an average 0.2 household rating for the year and 38th for prime time with an average 0.4 household rating for the year, according to Nielsen Media Research. Among the 86 ad-supported cable channels in the United States market in the third quarter of 2011, Hallmark Channel ranked 22nd in total day viewership with an average 0.2 Women 25-54 rating for the year and 29th for prime time with an average 0.3 Women 25-54 rating for the year, according to Nielsen Media Research. Among the 86 ad-supported cable channels in the United States market in the third quarter of 2011, Hallmark Movie Channel ranked 37th in total day viewership with an average 0.1 Women 25-54 rating for the year and 47th for prime time with an average 0.1 Women 25-54 rating for the year, according to Nielsen Media Research.

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

Advertising Revenue

In the third quarter of 2012, our sales of inventory in the scatter market were at rates 53% greater than the rates we realized for 2011/2012 upfront sales and were generally lower than those we realized in the 2011 scatter market by approximately 17%. Our average direct response rates were down 10% compared to inventory sold in the same period of 2011, but the volume of inventory sold and rates realized varied by daypart.

In the 2012/2013 upfront process relating to the sale of advertising for the last quarter of 2012 and the first three quarters of 2013, we entered into agreements with major advertising firms covering approximately 39% of our advertising inventory.  In the 2011/2012 upfront process relating to the sale of advertising for the last quarter of 2011 and the first three quarters of 2012, we entered into agreements with major advertising firms covering approximately 43% of our advertising inventory. The 2012/2013 inventory was sold at CPMs 4% higher than the inventory sold in the 2011/2012 upfront.  We sold additional general rate inventory for the 2011/2012 broadcast season to advertisers that purchase upfront inventory on a calendar year basis, rather than an advertising year basis, and sold the balance in the scatter marketplace. Additionally, we sold approximately 28% of Hallmark Movie Channel’s available inventory in the 2012/2013 upfront, as compared to 32% in the 2011/2012 upfront.

Following the upfront period, sales of our general rate and direct response inventory are made closer to the timing of the actual advertisement. Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. Hallmark Channel had 8% of upfront inventory terminated under such options during the third quarter of 2012 while Hallmark Movie Channel had 2% terminated under such options during this period. The third quarter 2011 termination options that were exercised represented 18% of the third quarter 2011 upfront inventory sales.

Distribution Agreements

Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from December 2012 through December 2032, inclusive of renewal options.  Of these distribution agreements, agreements accounting for approximately 14% of Hallmark Channel subscriber base and 13% of Hallmark Movie Channel subscriber base will expire or be the subject of renewal negotiations prior to December 31, 2012.

The universe of cable and satellite TV subscribers in the United States is approximately 103 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 96 million or more subscribers.  It is a mature market with relatively high penetration. According to Nielsen Media Research, at September 30, 2012 Hallmark Channel had 86.7 million subscribers and Hallmark Movie Channel had 47.9 million subscribers.

Demographics

As pay television networks draw audience share, audience demographics (i.e., viewers categorized by characteristics such as age, gender and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

We believe that the key demographics for Hallmark Channel are the viewers in the groups Adults aged 25 to 54 and Women aged 25 to 54. The average median viewing age for Hallmark Channel was 58.4 and 56.9 for the quarters ended September 30, 2011 and 2012, respectively. The average median viewing age for Hallmark Movie Channel was 64.7 and 63.5 for the quarters ended September 30, 2011 and 2012, respectively. In order to achieve our revenue goals, we need to draw in our target audience.

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

Revenue is recorded net of estimated delivery shortfalls, or audience deficiency units (“ADUs”). Whenever spot advertising is aired in programs that do not achieve promised viewership ratings, we issue ADUs which provide the advertiser with additional spots at no additional cost. We defer a pro rata amount of advertising revenue and recognize a like amount as a liability for programs that do not achieve promised viewership ratings. When the make-good spots are subsequently aired, revenue is recognized and the liability is reduced. The level of inventory that is utilized for ADUs varies over time and is influenced by fluctuations in our under-delivery, if any, of viewers against promised ratings as well as the rate at which we and our customers mutually agree to utilize the ADUs.

We typically sell approximately 40% of advertising inventory on Hallmark Channel and approximately 30% of advertising inventory on Hallmark Movie Channel in the up-front season, generally in June and July of each year, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for ADUs and sell the remainder in the spot or scatter market and to advertisers that purchase up-front inventory on a calendar year basis.

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

Cost of Services

Our cost of services consists primarily of the amortization of programming rights, the cost of signal distribution, and the cost of promotional segments that are aired between programs.

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

Effects of Transactions with Related and Certain Other Parties

In 2012 and in prior years, we entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, trademark licenses, program licenses, and an administrative services agreement.  A summary of the terms and financial impact of these transactions is described in the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2011.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three and nine months ended September 30, 2011 and 2012, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

			Percentage			Percentage
			Change			Change
	Three Months Ended September 30,		2012 vs.	Nine Months Ended September 30,		2012 vs.
	2011	2012	2011	2011	2012	2011
Revenue:
Advertising	$55,953	$57,739	3%	$169,601	$188,118	11%
Subscriber fees	18,013	19,294	7%	53,894	58,952	9%
Other revenue	82	22	-73%	298	499	67%
Total revenue	74,048	77,055	4%	223,793	247,569	11%
Cost of Services:
Programming costs	32,334	29,717	-8%	100,706	98,390	-2%
Operating costs	3,133	3,302	5%	9,026	10,039	11%
Total cost of services	35,467	33,019	-7%	109,732	108,429	-1%
Selling, general and administrative expense	13,814	14,091	2%	42,837	43,411	1%
Marketing expense	2,615	430	-84%	3,508	1,669	-52%
Income before interest and income tax expense	22,152	29,515	33%	67,716	94,060	39%
Interest expense	(10,556)	(11,451)	8%	(13,886)	(34,655)	150%
Income before income tax expense and gain from sale of discontinued operations	11,596	18,064		53,830	59,405
Income tax benefit (provision)	191,685	(6,566)	-103%	235,093	(22,164)	-109%
Income before gain from sale of discontinued operations	203,281	11,498		288,923	37,241
(Loss) gain from sale of discontinued operations	(1)	—		188	—
Net income	$203,280	$11,498		$289,111	$37,241

Other Data:
Net cash provided by operating activities	$11,877	$12,234	3%	$26,007	$20,185	-22%
Net cash used in investing activities	$(123)	$(653)	431%	$(824)	$(981)	19%
Net cash provided by (used in) financing activities	$2,174	$(823)	-138%	$(34,746)	$(19,949)	-43%
HC day household ratings (1)(3)(4)	0.4	0.4	0%	0.4	0.4	3%
HC primetime household ratings (2)(3)(4)	0.7	0.5	-18%	0.6	0.6	-13%
HMC day household ratings (1)(3)(4)	0.2	0.3	9%	0.2	0.3	12%
HMC primetime household ratings (2)(3)(4)	0.4	0.3	-15%	0.4	0.3	-16%
HC day W25-54 ratings (1)(3)(4)	0.2	0.2	0%	0.2	0.2	10%
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.3	-15%	0.3	0.3	-2%
HMC day W25-54 ratings (1)(3)(4)	0.1	0.1	46%	0.1	0.1	32%
HMC primetime W25-54 ratings (2)(3)(4)	0.1	0.1	41%	0.1	0.1	15%
HC subscribers at period end (4)	87,014	86,679	0%	87,014	86,679	0%
HMC subscribers at period end (4)	42,630	47,864	12%	42,630	47,864	12%

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

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period July 1 through September 30 and January 1 through September 30.

(4)  “HC” represents Hallmark Channel and “HMC” represents Hallmark Movie Channel.

Results of Operations

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2012

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $3.0 million or 4% during the three months ended September 30, 2012, over the three months ended September 30, 2011. Advertising revenue increased $1.8 million, or 3%, due to the growth in Hallmark Movie Channel subscribers, offset, in part, by the decrease in ratings in key demographics on Hallmark Channel. Advertising revenue from Hallmark Movie Channel increased 33% from $7.8 million to $10.4 million for the three months ended September 30, 2011 and 2012, respectively, due to the growth in Hallmark Movie Channel subscribers and increase in ratings in key demographics.

For the three months ended September 30, 2012, Nielsen ranked Hallmark Channel 21st in total day viewership with a 0.4 household rating and 33rd in primetime with a 0.5 household rating among the 96 cable channels in the United States market. For the three months ended September 30, 2012, Nielsen ranked Hallmark Movie Channel 31st in total day viewership with a 0.3 household rating and 43rd in primetime with a 0.3 household rating among the 96 cable channels in the United States market.

Our subscriber fee revenue increased $1.3 million or 7% due to rate increases under certain distribution agreements.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $298,000 and $243,000 for the three months ended September 30, 2011 and 2012, respectively.

Cost of services. Cost of services as a percent of revenue decreased to 43% in the three months ended September 30, 2012 as compared to 48% in the three months ended September 30, 2011. This decrease results from the 3% increase in advertising revenue discussed above and an 8% decrease in programming costs discussed below.

Programming costs decreased $2.6 million or 8% in the three months ended September 30, 2012, from the three months ended September 30, 2011. This decrease was due to the expiration of a number of programming license agreements and the end of The Martha Stewart Show agreement. These decreases were offset, in part, by the Company writing off two series that are no longer aired on Hallmark Channel. We believe that programming costs will likely increase in the future and that the decline we experienced is due to several programming rights expiring around the same time.

The Company’s promotion costs increased $470,000 due to the rebranding of Hallmark Channel and the related introduction of two new original series — Home and Family and Marie. Additionally, the Company’s residual expense increased $628,000 quarter over quarter. These increases were offset, in part, by a $425,000 decrease in tape and interstitial costs.

Selling, general and administrative expense.  Selling, general and administrative expense increased $277,000 for the three months ended September 30, 2012, over the three months ended September 30, 2011. This increase was primarily due to the $454,000 increase in research expense related to growth in Hallmark Movie Channel subscribers and the $220,000 increase in rent and recruiting expenses. These increases, were offset, in part by a $385,000 decrease in employee costs.

Marketing expense.  Marketing expenses decreased $2.2 million for the three months ended September 30, 2012, over the three months ended September 30, 2011, due to the Company allocating a majority of its marketing resources to its original holiday programming and the rebranding of Hallmark Channel during the fourth quarter of 2012.  The Company did not have a significant marketing promotion in the third quarter of 2011 or 2012.

Interest expense.  Interest expense increased $895,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to the timing of the 2011 Refinance.  Interest expense on the Term A and Term B loans was $91,000 for the three months ended September 30, 2011.

Interest expense on the Notes was $6.8 million and interest expense on the Term Loan was $2.8 million for the three months ended September 30, 2011. Interest expense on the Notes was $8.0 million and interest expense on the Term Loan was $3.0 million for the three months ended September 30, 2012. Other interest expense decreased from $892,000 in 2011 to $390,000 in 2012. As a result of the troubled debt restructuring accounting applied to the Recapitalization, the effective interest rates for the Term A and Term B loans were each less than 1.0%.

Income tax (expense) benefit. During the three months ended September 30, 2011, the Company released $191.8 million of the valuation allowance previously recorded against its deferred tax asset.  The Company recorded income tax expense of $6.6 million during the three months ended September 30, 2012. The Company recorded $115,000 and $335,000 of income tax expense for estimated AMT for the three months ended September 30, 2011 and 2012, respectively.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2012

Revenue.  Our revenue, comprised primarily of advertising and subscriber fees, increased $23.8 million or 11% during the nine months ended September 30, 2012, over the nine months ended September 30, 2011. The $18.5 million or 11% increase in advertising revenue is primarily due to the growth in Hallmark Movie Channel subscribers and the increase in ratings for certain of our key demographics on Hallmark Movie Channel. For the nine months ended September 30, 2012, Nielsen ranked Hallmark Channel 19th in total day viewership with a 0.4 household rating and 26th in primetime with a 0.6 household rating among the 96 cable channels in the United States market. For the nine months ended September 30, 2012, Nielsen ranked Hallmark Movie Channel 31st in total day viewership with a 0.3 household rating and 42nd in primetime with a 0.3 household rating among the 96 cable channels in the United States market.

Our subscriber fee revenue increased $5.1 million or 9% for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.  The amount of subscriber acquisition fees that was recorded as a reduction of subscriber fee revenue was approximately $894,000 for both the nine months ended September 30, 2011 and 2012, respectively. Subscriber revenue increased in the nine months ended September 30, 2012, primarily due to contractual rate increases.

Cost of services. Cost of services as a percent of revenue decreased to 44% in the nine months ended September 30, 2012, as compared to 49% in the nine months ended September 30, 2011. This decrease resulted primarily from the 11% increase in advertising revenue discussed above.

The Company’s programming costs decreased $2.3 million due to the expiration of a number of programming license agreements and the end of The Martha Stewart Show agreement. We believe that programming costs will likely increase in the future and that the decline we experienced is due to several programming rights expiring around the same time. Operating costs for the nine months ended September 30, 2012, increased $1.0 million as compared to the nine months ended September 30, 2011, primarily due to the $1.4 million increase in residual expense.

Selling, general and administrative expense.  Selling, general and administrative expense increased $574,000 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Research costs increased $1.1 million due to growth in Hallmark Movie Channel subscribers and employee costs increased $1.5 million. The Company recorded non-recurring banking fees attributable to the 2010 Recapitalization of $2.5 million in the nine months ended September 30, 2011.

Marketing expense.  Marketing expense decreased $1.8 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to the Company allocating a majority of its marketing resources to its original holiday programming and the rebranding of Hallmark Channel during the fourth quarter of 2012. The Company did not have significant marketing promotions in either the nine months ended September 30, 2011 or 2012.

Interest expense.  Interest expense increased $20.8 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, due to the Recapitalization and the treatment of this

transaction under troubled debt restructuring accounting.   As a result of the troubled debt restructuring accounting applied to the Recapitalization, the effective interest rates for the Term A and Term B loans were each less than 1.0%. Interest expense on the Note was $6.8 million and interest expense on the Term Loan was $2.8 million for the nine months ended September 30, 2011. Interest expense on the Term A and Term B loans was $1.5 million for the nine months ended September 30, 2011. Interest expense on the Note was $24.1 million and interest expense on the Term Loan was $9.2 million for the nine months ended September 30, 2012. Other interest expense decreased from $2.8 million for the nine months ended September 30, 2011, to $1.2 million for the nine months ended September 30, 2012.

Income tax (expense) benefit. During the nine months ended September 30, 2011, the Company released $236.0 million of the valuation allowance previously recorded against its deferred tax asset.  The Company recorded income tax expense for estimated AMT of $641,000 and $1.1 million for the nine months ended September 30, 2011 and 2012, respectively. The Company recorded income tax expense of $22.2 million during the nine months ended September 30, 2012.

Gain on sale of discontinued operations.  The terms of our April 2005 sale of the international business require that we reimburse the buyer for certain costs.  At the time of the sale, we recorded an estimate of our liability for these obligations and considered the amount in our determination of our loss from the sale of discontinued operations as reported in 2005.  During 2011, the Company adjusted its estimate for these amounts.  This change in estimate was reflected as a $193,000 gain on sale of discontinued operations, net of $4,000 of tax.

Liquidity and Capital Resources

Cash provided by operating activities was $26.0 million and $20.2 million for the nine months ended September 30, 2011 and 2012, respectively. The Company had net income of $37.2 million for the nine months ended September 30, 2012, as compared to $289.1 million for the nine months ended September 30, 2011. Our depreciation and amortization expense for the nine months ended September 30, 2012, decreased to $95.6 million from $96.9 million while our income tax benefit decreased from $235.1 million for the nine months ended September 30, 2011, to an income tax expense of $22.2 million for the nine months ended September 30, 2012. The Company made programming payments of $108.2 million and $120.7 million during the nine months ended September 30, 2011 and 2012, respectively.

Cash used in investing activities was $824,000 and $981,000 during the nine months ended September 30, 2011 and 2012, respectively. During the nine months ended September 30, 2011 and 2012, we purchased property and equipment for $730,000 and $981,000, respectively.

Cash used in financing activities was $34.7 million and $19.9 million for the nine months ended September 30, 2011 and 2012, respectively. The Company made principal payments on its Term A and Term B loans of $330.4 million for the nine months ended September 30, 2011. The Company made a dividend payment of $13.8 million to the Preferred Stockholder during the nine months ended September 30, 2011.  The Company made principal payments on its Term Loan of $525,000 and $19.1 million for the nine months ended September 30, 2011 and 2012, respectively. In conjunction with the 2011 Refinancing, the Company paid $12.1 million of debt issuance costs and received proceeds of $300.0 million and $207.9 million from the issuance of the Note and the Term Loan, respectively.

In April 2011, the Company paid Hallmark Cards $5.1 million under a federal tax sharing agreement relating to income generated in first quarter of 2011, and in July 2011 paid $5.4 million in respect of the second quarter. The Company paid $4.4 million in May 2012 and the remaining $1.0 million was offset against the 2010 overpayment. The Company paid $6.2 million in respect to the second quarter of 2012 in July 2012 and $6.9 million in respect to the third quarter of 2012 and an additional $623,000 for 2011 in October 2012.

The Company’s management anticipates that the principal uses of cash during the twelve month period ending September 30, 2013, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and mandatory principal payments of approximately $49.7 million under the Term Loan and Notes, and additional principal payments made from excess cash flows under the Term Loan.  The Company believes that cash on hand, cash generated by operations, and borrowing available under its bank credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through September 30, 2013.

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

At both December 31, 2011, and September 30, 2012, the Company had no outstanding borrowings under the Credit Facility.  There were no letters of credit outstanding at December 31, 2011; one letter of credit was outstanding in the amount of $202,000 at September 30, 2012. Interest expense on borrowings under the Credit Facility for the three and nine months ended September 30, 2012, was $0. Commitment fees on the Credit Facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the three months ended September 30, 2011 and 2012, was $36,000 and $38,000, respectively. Commitment fee expense for the nine months ended September 30, 2011 and 2012, was $93,000 and $114,000, respectively. Commitment fee expense is included as a component of interest expense on the accompanying unaudited condensed consolidated statements of operations.

The Term Loan was drawn on July 14, 2011, at LIBOR at the Company’s election. All LIBOR term loans will bear interest at the LIBOR Rate (subject to a minimum rate of 1.25%) plus 4.50%.  The interest rate at both December 31, 2011, and September 30, 2012, was 5.75%.

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

The credit facility contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of September 30, 2012.

The Company made principal payments of $525,000 and $19.1 million under the Term Loan during the three and nine months ended September 30, 2012, respectively. Interest expense under the Term Loan was $3.0 million and $9.2 million for three and nine months ended September 30, 2012, respectively. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 6.3% during the nine months ended September 30, 2012.

The Company made its first principal payment of $525,000 under the Term Loan on September 30, 2011. Interest expense under the Term Loan was $2.8 million for both the three and nine months ended September 30, 2011. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 6.3% during the nine months ended September 30, 2011.

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

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates. The Company was in compliance with these covenants as of September 30, 2012.

Interest expense under the Notes was $8.0 million and $24.1 million for the three and nine months ended September 30, 2012, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11% during the nine months ended September 30, 2012.

Interest expense under the Notes was $6.8 million for both the three and nine months ended September 30, 2011. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the nine months ended September 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2012, the decline of the fair value of the fixed income portfolio would not be material.

As of September 30, 2012, our cash, cash equivalents and short-term investments had a fair value of $34.4 million and were invested in cash. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the nine months ended September 30, 2012, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of September 30, 2012, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash equivalents and short-term investments. The balance of our interest bearing assets was $34.4 million, or 4% of total assets, as of September 30, 2012. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $188.2 million, or 28% of total liabilities, as of September 30, 2012. Net interest expense for the three and nine months ended September 30, 2012, was $11.5 million and $34.7 million, respectively. Such amounts represented 15% and 14% of our total revenue for the respective periods. Our net interest expense for this liability is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

Our variable rate Term Loan was subject to an interest rate floor of 1.25% and a margin of 4.5% during the three and nine months ended September 30, 2012.  Accordingly, if the relevant market interest rate had been 1% greater or lower, the effect on the Term Loan’s effective interest rate and resulting interest expense for the period would have been negligible.

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

b. Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	November 1, 2012
William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	November 1, 2012
Andrew Rooke

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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