Form 10-K
period 2012-12-31
CROWN MEDIA HOLDINGS INC
filed 2013-02-22
CIK 1103837

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $60,698,580.

         As of February 14, 2013, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed on or prior to April 30, 2013, are incorporated by reference in Part III of this Form 10-K.

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

 Certain Terms

        The following is a list of certain terms used throughout this Annual Report on Form 10-K:

2011 Refinancing	The July 14, 2011 transaction pursuant to which the Company used the proceeds from the Term Loan and the Notes to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock.
ADUs

Audience Deficiency Units, or units of advertising inventory that are made available to advertisers as fulfillment for past advertisements purchased by the advertiser that did not deliver the guaranteed viewership ratings.

Broadcast Calendar

The calendar which conforms to the uniform billing period adopted by broadcasters, agencies and advertisers for billing and planning functions. Under this system, the standard week starts on Monday and ends on Sunday, with each day commencing at 6:00 a.m. and ending at 6:00 a.m. on the following day. The standard broadcast billing month always ends on the last Sunday of the calendar month.

Common Stock

Our Class A common stock and Class B common stock, unless the context requires otherwise. As part of the Recapitalization, each outstanding share of Class B common stock was reclassified as a share of Class A common stock and the Class B common stock was eliminated.

CPM	Cost per thousand, or advertising rate per thousand viewers.
Federal Tax Deconsolidation

On October 31, 2012, pursuant to an agreement dated October 29, 2012, Hallmark Cards caused 40 million shares of the Company's Common Stock to be transferred from HCC to a German subsidiary of Hallmark Cards which is not part of Hallmark Cards' consolidated federal tax group, reducing the ownership of Hallmark Cards' consolidated federal tax group from 90.3% to 79.2%. As a result of such transfer, the Company is no longer part of the Hallmark Cards' consolidated federal tax group for federal income tax purposes.

Hallmark Cards or Hallmark	Hallmark Cards, Incorporated., the Company's ultimate parent.
Hallmark Channel	A 24-hour cable television destination for family-friendly programming and a leader in the production of original movies.

Hallmark Movie Channel

A 24-hour cable television destination dedicated to offering viewers a collection of movies and long form programming appropriate for the entire family, including a mix of Hallmark Channel original movies, classic theatrical films, and Hallmark Hall of Fame presentations

HCC	H C Crown, LLC, formerly H C Crown Corp., a subsidiary of Hallmark Cards.
HEIC	Hallmark Entertainment Investments Co.; prior to the Recapitalization, a subsidiary of Hallmark Cards and the Company's immediate parent.
Network or Networks	Hallmark Channel or Hallmark Movie Channel, individually or collectively.
Nielsen

Nielsen Media Research or The Nielsen Company is an information and measurement company, providing information on marketing and consumer information, television and other media measurement, online intelligence, mobile measurement, trade shows and related assets.

Notes	$300.0 million of senior unsecured notes issued in connection with the 2011 Refinancing.
Preferred Stock	Shares of the Company's Series A preferred stock issued in connection with the Recapitalization and subsequently redeemed in connection with the 2011 Refinancing.
Recapitalization

The June 29, 2010 transaction pursuant to which the Company extinguished approximately $1.2 billion owed to HCC and Hallmark Cards upon issuance of (i) the Term A Loan, the Term B Loan and Preferred Stock in the aggregate face amount of $500 million and (ii) Common Stock.

Scatter Market	The period after the close of the Upfront Season during which advertising is sold in close proximity to its air date.
Subscriber	A household that receives, on a full or part-time basis, a network as part of a program package or a program tier of a distributor.
Term A Loan	The $200.0 million loan issued in connection with the Recapitalization.
Term B Loan	The $115.0 million loan issued in connection with the Recapitalization.
Term Loan	$210.0 million senior secured term loan issued in connection with the 2011 Refinancing.
Upfront Season

The period of time (usually during the month of May) when advertisers commit to a certain volume of advertising for the fourth quarter of the same year and the first three quarters of the following year.

 PART I

ITEM 1.    Business

Company Overview

        We own and operate pay television Networks, each of which is dedicated to high-quality entertainment programming for families. Hallmark Channel features popular television series such as Golden Girls and Frasier as well as original movies with compelling stories and internationally recognized stars. It also offers a "lifestyle" programming block currently featuring Home and Family and Marie, with Marie Osmond. Hallmark Movie Channel is a cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classic theatrical films, and presentations from the award-winning Hallmark Hall of Fame collection as well as other long form television programming. Consistent with the Hallmark brand, both Networks are a preeminent source of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

        Reaching approximately 87 million subscribers, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movie Channel is one of the fastest-growing new cable networks, reaching nearly 49 million subscribers as of December 31, 2012.

        We believe that we have established these Networks as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

        The following table shows our Networks' programming sources, selected pay television distributors and the total number of subscribers as of December 31, 2012:

	Hallmark Channel	Hallmark Movie Channel
Programming Sources	• Original Productions	• Original Productions
	• Other third-party sources	• Other third-party sources
	• Hallmark Hall of Fame	• Hallmark Hall of Fame
Selected Pay Television Distributors	• Cablevision	• Cablevision
	• Charter	• Charter
	• Comcast	• Comcast
	• Cox	• Cox
	• DIRECTV	• DIRECTV
	• Dish Network	• Dish Network
	• NCTC	• NCTC
	• Time Warner	• Time Warner
	• Verizon Communication (FiOS)	• Verizon Communication (FiOS)
Total Subscribers	86.9 million(1)	48.6 million(1)

(1)
Source: Nielsen Focus and The Nielsen Public U.E. December 2012.

        Programming acquired from third parties is an important component of our Networks as we continually develop and refine our programming strategy. This programming includes original movies and "lifestyle" programming produced by a variety of experienced television production companies specifically for us and theatrical movies and "off network" television series licensed to us by major studios and distributors. Our agreements for original movies and lifestyle programming typically provide for exclusive rights in the United States in all media for periods ranging from eight years to perpetuity. Our license agreements for theatrical films and off-network programming usually give us more limited right to exhibit the programming on our Networks, over a period of five or more years. From time to time, for promotional purposes, we also exhibit excerpts of certain programming on our website.

        Hallmark Channel is currently distributed to approximately 84% of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through 5,444 cable, satellite and other pay television distribution systems and (b) Hallmark Movie Channel through 3,369 such systems. Five of our distributors each accounted for more than 10%, and together accounted for a total of 86%, of our consolidated subscriber revenue for the year ended December 31, 2012. Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the year ended December 31, 2012, and together accounted for 44% of our consolidated subscribers on that date. The loss of one of these distributors could have a significant impact on our operations. Three of our programming content providers each accounted for more than 10% of our total license fees payable for the year ended December 31, 2012, and together accounted for a total of 53% of the consolidated programming liability.

        We view a "subscriber" as a household that receives, on a full or part-time basis, a network as part of a program package or a program tier of a distributor. We determine our Hallmark Channel and Hallmark Movie Channel subscribers from subscriber numbers reported by Nielsen. Subscribers include both viewers who pay a monthly fee for the tier programming and so-called "promotional" subscribers who are given free access to the tier by the distributor for a limited time.

        We license the trademark "Hallmark" for use on our Networks pursuant to certain trademark license agreements with a subsidiary of Hallmark Cards. We believe that the use of this trademark is extremely important for our Networks due to the substantial name recognition and favorable characteristics associated with the name in the United States.

        During 2010, 2011 and 2012, the Networks comprised the Company's sole operating segment.

Company History

        Crown Media Holdings was incorporated in the State of Delaware in December 1999. Through its wholly-owned subsidiary Crown Media United States, the Company owns, operates and distributes the Networks. Significant investors in the Company are HCC, and Hallmark Cards GmbH, a German subsidiary of Hallmark Cards. Prior to the Federal Tax Deconsolidation, the significant investor in the Company was HCC.

Business Strategy

        In the current economic environment, we are pursuing the following objectives:

  •
  High-quality, family friendly programming.  We will continue to be the preeminent source for 24/7 family programming that is trusted by our audience and highly desirable to our advertisers.

  •
  Hallmark Channel lifestyle programming block.  We plan to strengthen our program offerings with content that is consistent with our core values of family, home and celebration.

  •
  Original movies and series.  We plan to develop more original movies and have begun developing series that are becoming uniquely identified with the Networks.

  •
  Hallmark Channel and Hallmark Movie Channel differentiation.  We will continue to improve and refine Hallmark Channel and Hallmark Movie Channel programming to make the two networks distinctly different sources of compelling family entertainment.

  •
  Distribution.  We plan to continue increasing distribution of Hallmark Channel and Hallmark Movie Channel by securing new distributors and encouraging existing distributors to place our Networks in packages with a greater number of subscribers.

  •
  Advertising.  We plan to continue maintaining strong relationships with a diverse group of high-quality, stable advertisers and achieve higher advertising pricing rates through our trusted content, valuable target audience demographics and strong ratings.

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

Employees

        We had 173 employees at December 31, 2011, and 175 employees at December 31, 2012. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good. Most of our Networks' employees work at our offices in Studio City, California and New York, New York.

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

        We are a pay television provider, similar to all major U.S. cable and satellite networks that often produce programming and acquire or license programming from program suppliers and generally package the programming according to an overriding theme and brand strategy. Pay television network providers and distributors generally restrict viewership through security encryption devices that limit viewership to paying subscribers. Pay television network providers compete with each other for distribution and to attract viewers and advertisers and generally target audiences with a certain demographic composition, so that they can then sell advertising to advertisers seeking to reach the providers' demographic audiences.

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

        As a result of the competition for use of the digital bandwidth capacity for networks and broadband services, pay television network providers are often required initially to pay promotion and placement fees to pay television distributors for carriage on their systems or the addition of subscribers. These promotion and placement fees are paid to television distributors on a per subscriber basis and generally in advance of any receipt of subscriber fee revenue from such pay television distributors.

Distribution Platforms

        Four major distribution platforms are currently used to transmit programming. First, cable television systems use coaxial or fiber optic cable to transmit multiple networks from a central facility, known as a headend, to the individual subscriber's television set. Second, analog and digital satellite broadcast systems (such as direct-to-home or "DTH") use satellite transponders to broadcast television programming to individual dwellings with satellite reception equipment, including a dish and a decoder. Third, telephone companies ("Telcos") use a combination of traditional cable and Internet Protocol

Television ("IPTV") technologies to reach their subscribers. For example, Verizon adopted a hybrid model combining traditional cable and IPTV technologies while AT&T launched full-fledged IPTV networks. While traditional cable systems devote a portion of bandwidth to each network and push all the networks to subscribers at one time, IPTV uses architecture in which only the network being watched at that moment is sent through the distribution system to the viewer, freeing up bandwidth capacity for other features and more interactivity. Lastly, networks can also be distributed through satellite master antenna television ("SMATV"). SMATV is used primarily for buildings, such as apartments and hotels that receive programming from satellites by means of a single antenna that is connected to the buildings' headend. The television signals are then distributed to individual units in the building by coaxial cable or fiber.

        From time to time, for promotional purposes, we exhibit excerpts of certain programming on our website.

Sources of Revenue

  Advertising Revenue

        We earn advertising revenue in the form of spot or general rate advertising and direct response advertising. During the fourth quarter of 2010, we implemented program schedules that rely upon content that is supported by general rate and direct response advertising, effectively eliminating paid-programming (i.e., "infomercials") as a source of revenue. Spot advertisements and direct response advertisements are generally 30 seconds long and are aired during or between programs. Spot advertisements are priced at a rate per thousand viewers and almost always bear the Company's commitment to deliver a specified number of viewers. Our revenue from direct response advertising varies in proportion to the direct sales achieved by the advertiser in response to the advertising. It is sold without ratings or product sales commitments. Paid-programming was sold at fixed rates for 30 minute blocks of time, typically airing in the early morning hours. It required no licensed program content. Our advertising revenue is affected by the mix of these forms of advertising.

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

        According to Nielsen, there were 86 and 96 advertising-supported cable networks in the United States during 2011 and 2012, respectively. The Networks' ratings and industry rankings for the years ended December 31, 2011 and 2012 are presented below.

	Hallmark Channel		Hallmark Movie Channel
	Rating	Rank	Rating	Rank
2011
Subscribers at December 31 (rating in millions)	87.0	38	44.8	89
Households
Total day viewership	0.5	16	0.2	43
Prime time household rating	0.7	24	0.4	36
Women 25-54
Total day viewership	0.2	21	0.1	36
Prime time household rating	0.3	27	0.1	48
2012
Subscribers at December 31 (rating in millions)	86.9	38	48.6	90
Households
Total day viewership	0.5	15	0.3	32
Prime time household rating	0.7	22	0.3	42
Women 25-54
Total day viewership	0.3	12	0.1	38
Prime time household rating	0.1	17	0.1	47

        Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

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

        We are in continuous negotiations with our existing distributors to increase our subscriber base, by having our Networks placed in packages with a greater number of subscribers, in order to enhance our advertising revenue. We have been subject to requests by major distributors to pay promotion and placement fees and to help fund the distributors' efforts to market our Networks.

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

        Each Networks' subscriber count depends on the number of distributors carrying the Network, the size of such distributors, and the program tiers on which the Network is carried by these distributors. From time to time, we experience decreases in the number of subscribers as promotional periods end, or as a distributor arrangement is amended or terminated by us or the distributor. The level of subscribers could also be affected by a distributor repositioning the Network from one tier or package to another tier or package. Management analyzes the estimated effect each new or amended distribution agreement will have on revenue and costs. Based upon these analyses, if promotion and placement fees are needed, management endeavors to achieve a fair combination of subscriber commitments and fees.

        For each of the years ended December 31, 2010, 2011 and 2012, revenue derived from subscriber fees for the Networks was approximately $68.8 million, $71.7 million and $78.0 million, respectively. For each of the years ended December 31, 2010, 2011 and 2012, revenue from the sale of advertising time on our Networks was approximately $218.2 million, $251.3 million and $271.2 million, respectively.

        Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding subscriber fees.

Programming

        Our Networks offer a range of high-quality entertainment programming for adults and families including lifestyle programming and talk shows, popular television series, movies, miniseries, theatricals, romances, literary classics, and contemporary stories. Sources for programming on our Networks include programming (both movies and series) licensed from Buena Vista Television, CBS Television Distribution, Hallmark Hall of Fame, MGM, Paramount Pictures, Sonar Entertainment, Sony Pictures Television, Twentieth Television, Warner Bros. and others. In recent years, we licensed from Hallmark Cards animated programming appropriate for children, such as hoops & yoyo and Jingle the Husky Pup.

        Examples of programming include Hallmark Channel original movies A Taste of Romance, Puppy Love, The Seven Year Hitch and Strawberry Summer. Examples of other third party programming shown on our Networks include the popular series Little House on the Prairie, I Love Lucy, The Golden Girls, The Waltons, Cheers, Frasier and Murder She Wrote. Examples of Twentieth Television family-friendly movies include Cheaper by the Dozen 2, Mr. Magorium's Wonder Emporium and Cocoon. Sony Pictures Television titles include theatricals such as Hook and Hachi: A Dog's Tale, plus additional titles in the Jesse Stone series. Other examples of our third party programming include acquired movies and miniseries such as Ever After: A Cinderella Story, Hope Floats, Jumanji, The Christmas Secret, and Flicka. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time. Original movies can be exhibited an unlimited number of times.

        Our Networks air, and benefit from, programming previously shown as Hallmark Hall of Fame such as Beyond the Blackboard, The Russell Girl, The Magic of Ordinary Days and Little John.

        We have occasionally sublicensed exhibition rights to third parties to select programs in order to reduce our programming costs.

Distribution

  Hallmark Channel

        Hallmark Channel ended 2011 with 87.0 million subscribers and 2012 with approximately 86.9 million subscribers. We currently distribute Hallmark Channel to 84% of all United States pay television subscribers. The following table shows the approximate number of pay television households in the United States and Hallmark Channel subscribers for each of the nine largest pay television distributors and all other pay television distributors as a group, all as of December 31, 2012:

PAY TELEVISION DISTRIBUTOR	TOTAL U.S. PAY TV HOUSEHOLDS(1)	HALLMARK CHANNEL SUBSCRIBERS(1)	HALLMARK CHANNEL % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	20,684	19,525	94.4%
DIRECTV	19,652	18,922	96.3%
Dish Network	14,383	11,462	79.7%
Time Warner	13,588	11,612	85.5%
AT&T (U-verse)(2)	5,007	—	0.0%
Verizon Communications (FiOS)	4,773	4,711	98.7%
Cox	4,151	2,465	59.4%
Charter	4,146	3,494	84.3%
Cablevision	3,408	2,917	85.6%
NCTC and all others	13,614	11,788	86.6%

Total	103,406	86,896	84.0%

(1)
Source: Nielsen Focus and The Nielsen Public U.E. December 2012.

(2)
Our Networks have not been distributed by AT&T (U-verse) since our distribution agreement with them ended on August 31, 2010.

        Our subscribers in the United States have grown from approximately 16.0 million full time subscribers at January 1, 2001 to approximately 86.9 million at December 31, 2012. Our major distribution agreements have expiration terms with options from March 2013 through December 2032, inclusive of renewal options. Our Networks have not been distributed by AT&T (U-verse) since our distribution agreement with them ended on August 31, 2010.

  Hallmark Movie Channel

        We launched Hallmark Movie Channel in 2008. At December 31, 2012, Hallmark Movie Channel was distributed to 48.6 million subscribers, an increase of nearly 3.8 million subscribers from 44.8 million at December 31, 2011. As of December 31, 2012, Hallmark Movie Channel was distributed in the nation's top 30 demographic measurement areas. In February 2013, Hallmark Movie Channel's distribution increased to approximately 50 million subscribers.

        The following table shows the approximate number of pay television households in the United States and Hallmark Movie Channel subscribers for each of the nine largest pay television distributors and all other pay television distributors as a group, as of December 31, 2012:

PAY TELEVISION DISTRIBUTOR	TOTAL U.S. PAY TV HOUSEHOLDS(1)	HALLMARK MOVIE CHANNEL SUBSCRIBERS(1)	HALLMARK MOVIE CHANNEL % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	20,684	18,580	89.8%
DIRECTV	19,652	2,821	14.4%
Dish Network	14,383	6,387	44.4%
Time Warner	13,588	5,989	44.1%
AT&T (U-verse)(2)	5,007	—	0.0%
Verizon Communications (FiOS)	4,773	3,477	72.8%
Cox	4,151	1,847	44.5%
Charter	4,146	1,459	35.2%
Cablevision	3,408	2,911	85.4%
NCTC and all others	13,614	5,121	37.6%

Total	103,406	48,592	47.0%

(1)
Source: Nielsen Focus and The Nielsen Public U.E. December 2012.

(2)
Our Networks have not been distributed by AT&T (U-verse) since our distribution agreement with them ended on August 31, 2010.

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

        We currently and primarily use the websites www.hallmarkchannel.com and www.hallmarkmoviechannel.com to (i) promote the Networks and their programming and (ii) provide information to consumers. These websites promote major programming events, such as original movie premieres and program acquisitions, as well as provide information regarding the Networks' regular programs. Further, the sites provide a venue for viewer participation in the Networks' sweepstakes, promotions and community areas. The sites have advertiser imaging, including banner messages and video content. We also promote our programming and promotion activities on social networking sites, such as Facebook, Pinterest, Twitter and Tumblr.

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

        Our scheduling department creates the schedule, which contains a list of daily programming. The scheduling department works with advertising sales, research, distribution and marketing personnel to continuously monitor the effectiveness of programming content and sequence. The schedule is then forwarded to the traffic department.

        The traffic department inserts promotional segments and advertising into the schedule and creates the daily log, which contains a detailed schedule of the stream of programming, commercials and promotional materials that will ultimately be distributed to the subscribers of the Networks. The daily log is then converted to a machine readable play list.

Network Delivery

        We deliver the play list, electronic files and digital tapes of Hallmark Channel and Hallmark Movie Channel programming, commercials and promotional messages to a third party network operations center in Los Angeles, California, where the programming, advertising and promotional elements are combined and compressed. Each Network's broadcast stream is compiled in high definition, after which a standard definition version is created. The Los Angeles facility transmits the combined signals to a satellite transponder that covers the United States. Cable head-end facilities, Telcos and direct-to-home satellite services receive and decode our broadcast streams and transmit our Networks to their subscribers.

        The following chart summarizes for the primary distribution platforms through which we deliver our Networks, our primary pay television distributors, and the uplink and satellites we currently use to deliver our Networks:

Primary Distribution Platforms	Primary Pay TV Distributors	Network Origination and Uplink Providers/Locations	Satellites
		Encompass Digital Media	Hallmark Channel and Hallmark Movie Channel:
Cable	Cablevision	Los Angeles, CA	SES AMC 11/T5
Charter
Comcast
Cox
NCTC
Time Warner
Verizon Communications (FiOS)
Satellite	DirecTV
Dish Network

        The contracts with the parties providing origination, uplink, satellite and other services for the delivery of our Networks in the United States expire from 2015 through 2019. Such contracts may be terminated by the vendors prior to the expiration of the contracts under conditions that are customary to contracts of this type. Amounts payable under these contracts are reflected in "Operating Leases" and "Capital Leases" in the schedule of contractual commitments as of December 31, 2012, as shown in Item 7 below.

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

  Competitive strengths

        We believe that our primary competitive strengths include the following:

  •
  Programming.  We have established a track record of providing high-quality family programming. Our programming includes high-quality original movies, original lifestyle programming, as well as popular television series such as Frasier and Golden Girls.

  •
  Pay television networks branded with the well-known Hallmark name.  Our Networks are branded with the Hallmark name. We believe that viewers and distributors associate the Hallmark brand with family values and high-quality content. Our association with this brand facilitates our efforts to achieve increased distribution and to attract additional viewers, which in turn affects ratings and advertising revenue.

  •
  Dual revenue stream.  We generate our revenue through subscriber fees under long-term distribution agreements and robust advertising sales driven by our attractive audience demographic and trusted content and brand association.

  •
  Broad distribution.  Our Networks are widely distributed throughout the United States, with Hallmark Channel reaching 84% of the United States pay television audience, which provides us with the necessary reach to attract advertisers.

  •
  Experienced management.  Members of our senior management team have experience promoting and operating networks. They have held senior positions at such companies as ABC, Fox Family, Discovery Channel, and Twentieth Television.

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

  •
  Entertainment programming.  Our programming is entertainment designed for adults and families and is intended to meet quality standards that are associated with the Hallmark trademark and its brand image. Our competitors may have more flexibility in selecting programming.

  •
  Ratings which affect advertising.  Our ratings are a significant and generally positive factor. Nevertheless, our competitors include networks with more subscribers and higher ratings, which affect rates that we can charge for advertising.

Research

        The Company's research department provides strategic and tactical guidance to decision-makers within the Company, as well as supplying information about the Networks to our potential advertisers and affiliates. This department provides data about the size and demographics of our audience and information about our audiences, competitors, markets and industry.

        Currently, the Company's research department translates our overall business strategy into a cohesive research program. This information assists our executives to more effectively target, brand, promote, program, and better understand where opportunities lie, in order to increase our Networks' market share.

        The research department has sophisticated research tools and competitive tracking database hardware and software. Trends and changes from these ratings systems are reported to top management for short and long-term strategic planning.

        The performance of our Networks is tracked daily, weekly, monthly, and quarterly through an internal tracking system using the Nielsen ratings service and a number of other services useful in obtaining information on viewers of our Networks.

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

        The public may read and copy any materials that Crown Media Holdings, Inc. files with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

ITEM 1A.    Risk Factors

Risk Factors and Forward-Looking Statements

        The discussion set forth in this Form 10-K contains statements concerning potential future events. Such forward-looking statements are based on assumptions by our management, as of the date of this Form 10-K, including, without limitation, assumptions about risks and uncertainties faced by us. Readers can identify these forward-looking statements by their use of such verbs as "expects," "anticipates," "believes," "plans" or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, our actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed below in this Form 10-K. We will not update any forward-looking statements contained in this Form 10-K to reflect future events or developments.

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

        Our business has a history of net losses. As of December 31, 2012, we had an accumulated deficit of approximately $1.7 billion, total stockholders' equity of approximately $331.4 million, and goodwill of approximately $314.0 million. We cannot provide assurance that we will sustain an operating profit or a positive cash flow. If we are not able to do so, the trading price of our Common Stock and publicly traded debt may fall significantly. To continue to be profitable before interest expense and to continue to generate a positive cash flow, we must maintain or increase the positive margin of our advertising and subscriber revenue over our (i) programming expenses, (ii) selling, general and administrative expenses and (iii) marketing expenses. This will require, among other things, maintaining or increasing the distribution of our Networks, attracting younger viewers to our Networks, attracting more advertisers, increasing our ratings and maintaining or increasing our subscriber and advertising rates.

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We and the guarantors of our Notes may incur additional indebtedness, including secured indebtedness.

        As of December 31, 2012, we had total debt outstanding of approximately $498.8 million, of which $198.8 million was secured, and borrowing availability of approximately $30.0 million under our senior secured credit facilities.

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

        We compete with other pay television network providers to acquire programming. If we fail to obtain programming on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may hinder the growth of our subscriber base.

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

        In addition, our delivery of the Networks continues to be impacted by industry developments. One potentially significant factor is the continued growth of time-shifting digital video recording devices ("DVRs"). DVRs heighten the impact of competition as viewers are able to increase their access to what they consider to be new, compelling content.

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

        Hallmark Cards, through its wholly-owned subsidiaries, HCC and Hallmark Cards GmbH, beneficially owns an aggregate of approximately 90.3% of the outstanding shares of our Common Stock. This control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Common Stock and publicly traded debt. As a result, the market price of our Common Stock and publicly traded debt could suffer, and our business could suffer. In addition, the control that Hallmark Cards and/or these specific wholly-owned affiliates may exert over us, either directly or indirectly, could give rise to conflicts of interest in certain situations.

We could lose the right to use the name "Hallmark," which could harm our business.

        Pursuant to license agreements, we license the name "Hallmark" from Hallmark Licensing, LLC, a subsidiary of Hallmark Cards, for use in the names of our Networks. Hallmark Licensing, LLC extended the term of the license agreements for an additional period that terminates on the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements. We believe that the use of this trademark is critical for our Networks due to the substantial name recognition and favorable characteristics associated with the name in the United States.

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

If our Federal Tax Deconsolidation is challenged, the Company could owe substantial tax payments to Hallmark Cards.

        The Federal Tax Deconsolidation has had a significant impact on the Company's estimated future cash flows. Amounts previously budgeted for cash payments for taxable amounts due under the prior Tax Sharing Agreement are now available for the pay down of debt and other uses. Under the terms of the Federal Tax Deconsolidation, however, the Company agreed that if the Internal Revenue Service determines that the Federal Tax Deconsolidation did not result in the Company no longer being a member of the Hallmark Federal Tax Group, then the Tax Sharing Agreement will be deemed to have been continuously in effect. If, in the future, the Tax Sharing Agreement were deemed to have been continuously in effect, the Company would not be permitted to access its NOLs and could owe substantial tax payments to Hallmark Cards.

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

        Additionally, of the approximately 359.7 million shares of the Company's outstanding Common Stock, only 34.8 million shares (approximately 9.7%), are held by non-affiliates of the Company. The Company's stock ownership structure may also be a cause of volatility in the market price of the Company's Common Stock.

Risks Relating to Our Industry

The recent change in the television rating system in the United States could reduce our Networks revenue and our ability to achieve profitability.

        Our domestic advertising revenue is partially dependent on television ratings provided by Nielsen. Nielsen continually modifies its ratings system to accommodate emerging technologies and ongoing changes in the U.S. population. As the impact of the changes take effect, our ratings could either be positively or negatively affected by these changes, depending on the demographic characteristics of the households added to the Nielsen sample and the nature of any changes to their measurement systems. We continue to factor the new rating information into our advertising rates as Nielsen continues modifying its ratings system to accommodate emerging technologies.

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

ITEM 1B.    Unresolved Staff Comments

        Not applicable.

ITEM 2.    Properties

        The following table provides certain summary information with respect to the principal real properties leased by the Company. We do not own any real property. The leases for these offices and facilities expire between 2013 and 2016. The Company believes the facilities, office space and other real properties leased are adequate for its current operations.

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	38,680
1325 Avenue of the Americas New York, New York	Advertising sales and administrative office and advertising traffic	24,278
6430 S. Fiddlers Green Circle Greenwood Village, Colorado	Administrative office	4,424
205 N. Michigan Ave. Chicago, Illinois	Advertising sales office	3,066
1170 Peachtree Street Atlanta, Georgia	Advertising sales office	193

        We own most of the equipment and furnishings used in our businesses, except for satellite transponders and compression and uplink facilities, which are leased. See Note 6 of Notes to Consolidated Financial Statements for information on our leasing of property and equipment.

ITEM 3.    Legal Proceedings

        Not applicable.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

 PART II

ITEM 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Common Stock is listed on the NASDAQ Global Market under the ticker symbol "CRWN." Set forth below are the high and low sales prices for our Common Stock for each quarterly period in 2011 and 2012, as reported on the NASDAQ Global Market.

	Price Range
Common Stock	High	Low
2011
First Quarter	$3.380	$1.850
Second Quarter	$2.420	$1.630
Third Quarter	$1.960	$1.120
Fourth Quarter	$1.690	$1.130
2012
First Quarter	$1.640	$1.150
Second Quarter	$1.750	$1.360
Third Quarter	$1.980	$1.630
Fourth Quarter	$1.950	$1.550

Holders

        As of February 14, 2013, there were 51 record holders of our Common Stock.

Dividends

        We have not paid any cash dividends on our Common Stock since inception and there is no intention to do so in the future. In 2011 we paid cash dividends of $13.8 million on our redeemable Preferred Stock through July 14, 2011, at which time the Preferred Stock was redeemed.

Securities Authorized for Issuance under Equity Compensation Plans

        Our Amended and Restated 2000 Long Term Incentive Plan, our only equity compensation plan, expired during 2012. As of December 31, 2012, no stock options were outstanding or available for future use.

Stock Purchases

        We did not make any repurchases of our outstanding shares during the fourth quarter of 2012. None of our executive officers purchased shares of our Common Stock in open market transactions during the fourth quarter of 2012.

        There were no unregistered issuances of securities to any parties, including to employees.

Performance Graph

        The following graph presents the total stockholder return of $100 invested in our Class A Common Stock for the period from December 31, 2007, through December 31, 2012. It also presents comparative results for (i) $100 invested in a peer group index comprising initially equal dollar investments in the common stocks of Comcast Corp. (CMCSA), The Walt Disney Company (DIS) and Time Warner Inc. (TWX) and (ii) the relative performance of the NASDAQ Composite index, also relative to an initial measure of $100. Dividends, if any, are assumed to have been reinvested in shares of the respective company's stock at the closing price on the related dividend payment date. The closing price of our stock on December 31, 2007, the last trading day of that year, was $6.50. The closing price of our stock on December 31, 2012, the last trading day of that year, was $1.85.

Relative Performance of Crown Media Holdings, Inc.
Class A Common Stock

ITEM 6.    Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, and selected consolidated balance sheet data as of December 31, 2008, 2009, 2010, 2011 and 2012, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and the consolidated financial statements and related notes for the years ended December 31, 2010, 2011 and 2012, included in this Annual Report on Form 10-K.

		Years Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share amounts)
Revenue:
Advertising	$223,396	$214,545	$218,152	$251,325	$271,242
Subscriber fees	57,153	63,597	68,819	71,668	78,005
Other revenue	1,245	1,422	301	368	623

Total revenue, net	281,794	279,564	287,272	323,361	349,870
Cost of Services:
Programming costs	140,698	127,528	125,249	136,782	134,549
Other costs of services	13,081	20,051	11,929	12,266	13,704

Total cost of services	153,779	147,579	137,178	149,048	148,253
Selling, general and administrative expense	48,638	49,016	51,783	55,679	60,633
Marketing expense	19,603	6,551	10,152	9,816	10,179
Gain from extinguishment of indemnification	—	—	—	(1,246)	—
Gain from sale of film assets	(101)	(682)	(719)	—	—

Income from continuing operations before interest and income tax expense	59,875	77,100	88,878	110,064	130,805
Interest expense, net	(100,157)	(100,539)	(55,987)	(25,857)	(46,056)

(Loss) income before income tax expense and discontinued operations	(40,282)	(23,439)	32,891	84,207	84,749
Income tax (expense) benefit	—	—	(8,810)	234,589	22,604

(Loss) income before discontinued operations	(40,282)	(23,439)	24,081	318,796	107,353
Gain on sale of discontinued operations, net of tax	3,064	847	—	189	—

Net (loss) income and comprehensive (loss) income	(37,218)	(22,592)	24,081	318,985	107,353
Income allocable to Preferred Stockholder	—	—	(16,297)	(69,974)	—

Net (loss) income attributable to common stockholders	$(37,218)	$(22,592)	$7,784	$249,011	$107,353

Weighted average number of common shares outstanding, basic and diluted	104,776	104,788	234,676	359,676	359,676

(Loss) income per share before discontinued operations, net of income allocable to Preferred Stockholder, basic and diluted	$(0.39)	$(0.23)	$0.03	$0.69	$0.30
Gain per share from discontinued operations, basic and diluted	0.03	0.01	—	—	—

Net (loss) income per common share, basic and diluted	$(0.36)	$(0.22)	$0.03	$0.69	$0.30

	As of December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,714	$10,456	$30,565	$35,181	$43,705
Goodwill	314,033	314,033	314,033	314,033	314,033
Total assets	739,345	698,061	678,534	958,469	1,024,662
Total long-term debt, excluding current maturities	1,090,616	771,814	391,746	498,463	477,893
Stockholders' (deficit) equity	(666,933)	(698,030)	(150,965)	243,496	331,359
Other Data:
Net cash provided by operating activities	$48,078	$37,566	$67,111	$41,482	$30,680
Capital expenditures	(1,868)	(507)	(1,086)	(957)	(1,376)
Net cash used in investing activities	(5,437)	(1,443)	(2,047)	(1,145)	(1,376)
Net cash used in financing activities	(41,901)	(28,381)	(44,955)	(35,721)	(20,780)

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

  Ratings

        Ratings success plays a significant role in our ability to achieve our distribution and advertising goals. We believe our ratings are affected by our ability to (i) acquire and produce series and original movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate Hallmark Channel's highest ratings. In the past, the Company has typically incurred additional marketing and promotional expenses surrounding original productions and certain acquired movies to drive higher ratings. Certain acquired series delivered historically strong ratings, but recently they have been part of the decline in viewer ratings. We plan to maintain or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

  Advertising Revenue

        In the fourth quarter of 2012, our sales of inventory in the Scatter Market (2012/2013) were at rates 40% greater than the rates we realized for 2011/2012 upfront sales and were generally at rates 3% greater than those we realized in the 2011/2012 Scatter Market. Our direct response rates were 3% lower compared to that inventory sold in the same period of 2011/2012.

        In the 2012/2013 upfront process relating to the sale of advertising for the last quarter of 2012 and the first three quarters of 2013, we entered into agreements with major advertising firms covering approximately 39% of our advertising inventory. In the 2011/2012 upfront process relating to the sale of advertising for the last quarter of 2011 and the first three quarters of 2012, we entered into agreements with major advertising firms covering approximately 43% of our advertising inventory. The 2012/2013 inventory was sold at CPMs 4% higher than the inventory sold in the 2011/2012 upfront, including increases in rates related to our lifestyle programming block. We sold additional general rate inventory for the 2011/2012 broadcast season to advertisers that purchase upfront inventory on a calendar year basis, rather than an advertising year basis, and will sell the balance in the scatter marketplace. Additionally, we sold approximately 28% of Hallmark Movie Channel's available inventory in the 2012/2013 upfront, as compared to 32% in the 2011/2012 upfront.

        Following the upfront period, sales of our general rate and direct response inventory are made closer to the timing of the actual advertisement. Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. No cancellation options were exercised during the fourth quarter of 2012.

  Distribution Agreements

        Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from March 2013 through December 2032, inclusive of renewal options. Our Networks have not been distributed by AT&T (U-verse) since our distribution agreement with them ended on August 31, 2010.

        The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes. The top 30 cable TV networks in the United States, measured by the number of subscribers, have 95 million or more subscribers. It is a mature market with relatively high penetration. According to Nielsen, Hallmark Channel had approximately 86.9 million subscribers at December 31, 2012, and Hallmark Movie Channel was distributed to 48.6 million subscribers.

  Demographics

        As pay television networks draw audience share, audience demographics (i.e., viewers categorized by characteristics such as age, gender and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

        We believe that the key demographics for Hallmark Channel are the viewers in the groups adults aged 25 to 54 and women aged 25 to 54. However, the average median viewing age was 58.8 for Hallmark Channel and 63.7 for Hallmark Movie Channel for the year 2011. For the year 2012, the average median viewing age was 57.9 for Hallmark Channel and 62.7 for Hallmark Movie Channel. In order to achieve our revenue goals, we need to draw in our target audience.

Revenue from Continuing Operations

        Our revenue consists primarily of advertising fees and subscriber fees. For the years ended December 31, 2010, 2011 and 2012 revenue from the sale of advertising time on our Networks was approximately $218.2 million, $251.3 million and $271.2 million, respectively. For the years ended December 31, 2010, 2011 and 2012 revenue derived from subscriber fees for the Networks was approximately $68.8 million, $71.7 million and $78.0 million, respectively. Information relating to advertising fees and subscriber fees is presented above in "Item 1 Business—Sources of Revenue"

Cost of Services

        Our cost of services consists primarily of the amortization of programming rights, the cost of signal distribution and the cost of promotional segments that are aired between programs.

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

Programming Rights

        Programming rights principally consist of rights to off-network, theatrical and original movies; off-network and original scripted series; original unscripted series and specials. Original series and specials consist of lifestyle, dramatic and other entertainment programming. Programming aired on the Company's television Networks is primarily obtained from third-party production companies and distributors and is classified as acquired or original programming in the footnotes to these financial statements. Programming aired on the Company's television Networks obtained from subsidiaries of Hallmark Cards is classified as affiliate programming.

        Acquired programming consists of series, films and specials that have been previously produced and have often been previously exhibited by third parties for which the Company licenses limited broadcast rights for a specific time period. The licensed exhibitions can vary from a single broadcast to multiple broadcasts over several years, and the license typically requires payments during the term of the license. The cost of acquired programming is capitalized when the license period begins and the program is available for use. Original programming consists of movies, series and specials that are specifically produced for the Company's television Networks. The Company often funds the production of original programs prior to completion of production and initial broadcast; these payments are classified as prepaid programming rights until the program is available for use.

        Capitalized programming costs are stated at the lower of cost less accumulated amortization or net realizable value (fair value for owned programming). Amortization of programming rights is recognized over the contractual term on a straight-line basis or the estimated useful life, if shorter. Amortization of the capitalized costs of licensed programming commences when the license period begins and the program is available for use. Amortization of the capitalized costs of owned programming is amortized over the expected and likely broadcasts of the program. The portion of the unamortized programming rights that will be amortized within one year is classified as current programming rights on the condensed consolidated balance sheets. Although the Company estimates that all of the unamortized owned programming will be amortized within the next twelve months, it is classified as long-term programming rights on the condensed consolidated balance sheets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC") Topic 926, Entertainment—Films.

        The Company periodically evaluates the net realizable value of its programming rights by considering expected future revenue generation. Estimates of future revenue consider historical airing patterns and future plans for airing programming, including any changes in strategy. Estimated future revenue may differ from actual revenue based on changes in expectations related to market acceptance, advertising demand, the number of cable and satellite television subscribers receiving the Company's Networks, and program usage. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to net realizable value.

Goodwill

        At December 31, 2012, we had a stockholders' equity of $331.4 million and a goodwill asset of $314.0 million. All of our goodwill relates to our Networks, which is also our only segment. In November 2012 we first assessed qualitatively whether it was necessary to perform the two-step goodwill impairment test. We did not believe, as a result of its qualitative assessment, that it was more likely than not that the fair value of a reporting period was less than its carrying amount, and, therefore, the quantitative two-step goodwill impairment test was not required. In order to further support our qualitative assessment, we also performed the first step of the goodwill impairment test. We note that if our fair value estimate was 50% lower, we would still not have failed the initial test and no impairment charge would be taken.

Deferred Tax Asset

        The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities, including related operating loss and tax credit carryforwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

        Net deferred tax assets are recognized to the extent that management believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event management subsequently determines that the Company would likely be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded with a corresponding reduction in the provision for income taxes.

        Management periodically evaluates the sustainability of tax positions taken. Whenever management estimates the probability of sustaining a tax position is at least more likely than not (i.e., greater than 50%), the tax position is deemed warranted and is recognized at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as income tax expense.

Revenue Recognition

        Advertising revenue, net of agency commissions, is recognized in the period in which related commercial spots or long form programming are aired and as ratings guarantees to advertisers are achieved. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting operations. Customers remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue or ADUs.

        Subscriber revenue from pay television distributors is recognized as revenue when an agreement is executed, programming is provided, the price is fixed and determinable, and collectability is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of promotion and placement costs.

Audience Deficiency Liability

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide selected historical consolidated financial and other data (unaudited ratings and subscriber information) of Crown Media Holdings and its subsidiaries. The following selected consolidated statements of operations and cash flow data for the years ended December 31, 2010, 2011 and 2012, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

				Percentage Change	Percentage Change
	Years Ended December 31,
				2011 vs. 2010	2012 vs. 2011
	2010	2011	2012
Revenue:
Advertising	$218,152	$251,325	$271,242	15%	8%
Subscriber fees	68,819	71,668	78,005	4%	9%
Other revenue	301	368	623	22%	69%

Total revenue	287,272	323,361	349,870	13%	8%
Cost of Services:
Programming costs	125,249	136,782	134,549	9%	-2%
Contract termination fee expense	103	—	—	-100%	0%
Operating costs	11,826	12,266	13,704	4%	12%

Total cost of services	137,178	149,048	148,253	9%	-1%
Selling, general and administrative expense	51,783	55,679	60,633	8%	9%
Marketing expense	10,152	9,816	10,179	-3%	4%
Gain from extinguishment of indemnification	—	(1,246)	—	100%	-100%
Gain from sale of film assets	(719)	—	—	-100%	0%

Income before interest and income tax expense	88,878	110,064	130,805	24%	19%
Interest expense	(55,987)	(25,857)	(46,056)	-54%	78%

Income before income tax expense and gain from sale of discontinued operations	32,891	84,207	84,749	156%	1%
Income tax (provision) benefit	(8,810)	234,589	22,604	-2763%	-90%

Income before gain from sale of discontinued operations	24,081	318,796	107,353	1224%	-66%
Gain from sale of discontinued operations	—	189	—	100%	-100%

Net income	$24,081	$318,985	$107,353	1225%	-66%

				Percentage Change	Percentage Change
	Years Ended December 31,
				2011 vs. 2010	2012 vs. 2011
	2010	2011	2012
Cash Flow Data:
Net cash provided by operating activities	$67,111	$41,482	$30,680	-38%	-26%
Net cash used in investing activities	$(2,047)	$(1,145)	$(1,376)	-44%	20%
Net cash used in financing activities	$(44,955)	$(35,721)	$(20,780)	-21%	-42%
Other Data (Unaudited):
HC day household ratings(1)(3)(4)	0.5	0.5	0.5	2%	5%
HC primetime household ratings(2)(3)(4)	0.8	0.7	0.7	-4%	-6%
HMC day household ratings(1)(3)(4)	0.2	0.2	0.3	48%	12%
HMC primetime household ratings(2)(3)(4)	0.3	0.4	0.3	44%	-11%
HC day W25-54 ratings(1)(3)(4)	0.2	0.2	0.3	6%	12%
HC primetime W25-54 ratings(2)(3)(4)	0.3	0.3	0.4	4%	3%
HMC day W25-54 ratings(1)(3)(4)	0.1	0.1	0.1	55%	28%
HMC primetime W25-54 ratings(2)(3)(4)	0.1	0.1	0.1	53%	12%
HC subscribers at period end(4)	87,275	86,964	86,896	0%	0%
HMC subscribers at period end(4)	37,564	44,821	48,592	19%	8%

(1)
Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)
Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)
These Nielsen ratings are for the time period January 1 through December 31.

(4)
"HC" represents Hallmark Channel and "HMC" represents Hallmark Movie Channel. Ratings and subscribers are reported by A.C. Nielsen.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2012

        Revenue.    Our revenue, comprised primarily of advertising and subscriber fees, increased $26.5 million or 8% in 2012 over 2011. The $19.9 million or 8% increase in advertising revenue is primarily due to the increase in ratings for certain of our key demographics. Due to growth in Hallmark Movie Channel subscribers, advertising revenue from Hallmark Movie Channel increased from $34.2 million in 2011 to $45.7 million in 2012. For 2012, Nielsen ranked Hallmark Channel 15th in total day viewership with a 0.5 household rating and 22nd in primetime with a 0.7 household rating among the 96 cable networks in the United States market.

        Our subscriber fee revenue increased $6.3 million or 9% in 2012 due to contractual rate increases. The amount of promotion and placement expense that was recorded as a reduction of subscriber fee revenue was approximately $1.2 million for both 2011 and 2012.

        Cost of services.    Cost of services as a percent of revenue decreased to 42% in 2012 as compared to 46% in 2011. This decrease results primarily from the 8% increase in total revenue discussed above.

        The Company's programming costs decreased $2.2 million or 2% from 2011 due to the expiration of a number of programming license agreements and the end of The Martha Stewart Show agreement. We believe that programming costs will likely increase in the future and that the decline we experienced is due to several programming rights expiring around the same time. Operating costs for 2012 increased $1.4 million over 2011 primarily due to the $2.0 million increase in residual expense offset, in part, by the $415,000 decrease in bad debt expense. The Company's bad debt expense was $454,000 for 2011 as compared to $39,000 for 2012.

        Selling, general and administrative expense.    Our 2012 selling, general and administrative expense increased $5.0 million over 2011. Research costs increased $927,000 due to growth in Hallmark Movie Channel subscribers. Employee costs increased $4.0 million related to the Company's attainment of certain performance metrics while rent expense increased $293,000 due to additional space in both the Los Angeles and New York offices. Legal costs increased $1.7 million due to costs associated with the Federal Tax Deconsolidation and cost associated with the shareholder lawsuit no longer considered reimbursable from our insurer. Additionally, the Company recorded non-recurring banking fees attributable to the Recapitalization of $2.5 million in 2011.

        Marketing expense.    Our marketing expense increased $363,000 or 4% in 2012 versus 2011. During both 2011 and 2012 the Company allocated its marketing resources to promote its fourth quarter original holiday programming schedule.

        Gain on extinguishment of indemnification.    In December 2006, the Company sold its film library consisting of domestic rights and certain international ancillary rights to approximately 620 television movies, mini-series and series to RHI Entertainment LLC ("RHI"). As a condition of the sale, the Company agreed to pay up to $22.5 million for residuals and profit participations related to RHI's domestic exploitation of the Crown Library for a ten-year period ending December 14, 2016. In December 2011 the Company and RHI executed an agreement pursuant to which the Company acquired program licenses and was relieved of its remaining obligation under the indemnification agreement, all in exchange for concurrent and future fixed cash payments of $8.1 million. The program rights assets were recorded at their estimated fair values of approximately $3.8 million with corresponding recognition of license fees payable. The remainder of the payment obligations was recorded at its estimated fair value of approximately $4.1 million. The carrying amount of this liability as of December 31, 2011 was $3.5 million and is included among accrued liabilities in the accompanying consolidated balance sheet. Extinguishment of the indemnification obligation resulted in a gain of approximately $1.2 million which is reflected in the accompanying statement of operations for the year ended December 31, 2011.

        Interest expense.    Interest expense increased $20.2 million for 2012 as compared to 2011 due to the Recapitalization and the treatment of this transaction under troubled debt restructuring accounting. Interest expense on the Note was $14.8 million and interest expense on the Term Loan was $6.0 million for 2011. Interest expense on the Term A and Term B loans was $1.5 million for 2011. Interest expense on the Note was $32.2 million and interest expense on the Term Loan was $12.2 million for 2012. Other interest expense decreased from $3.6 million for 2011 to $1.7 million for 2012.

        Income tax benefit.    The Company recorded income tax benefit of $234.6 million during 2011 and $22.6 million during 2012. During 2011 and 2012 the Company released $236.0 million and $54.2 million, respectively, of the valuation allowance previously recorded against its deferred tax asset, resulting in an unreserved deferred tax asset of approximately $236.0 million and $259.3 million on its balance sheets as of December 31, 2011 and 2012, respectively. This also resulted in a non-cash reduction in income tax expense. Each of the releases of portions of the valuation allowance occurred when the Company, after evaluating positive and negative evidence, including recent earnings history, determined that it was more likely than not that it would utilize portions of its tax loss carryforwards and other deferred tax assets. During 2012, the valuation allowance decreased an additional $229.7 million, principally because of eliminating the deferred tax asset relating to losses incurred while the Company was included in the Hallmark Cards' consolidated federal return. Additionally, Colorado has suspended NOLs in excess of $250,000 for 2011 through 2013 and Illinois has suspended the use of NOLs for 2011 through 2013. Also, New York and New York City have taxes based on capital.

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

        Our subscriber fee revenue increased $2.8 million or 4% in 2011. The amount of promotion and placement expense that was recorded as a reduction of subscriber fee revenue was approximately $2.0 million and $1.2 million for 2010 and 2011, respectively. Increases in contractual rates have been offset, in part, during 2011 by the Company not having a contract with one multiple systems operator since September 2010.

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

        Programming costs for 2011 increased $11.5 million or 9% from 2010 due to additional expense incurred in conjunction with the acquisition of new programming such as Frasier and lifestyle programming. Additionally, the Company wrote off one series that is no longer aired on Hallmark Channel during 2011. Because The Martha Stewart Show was aired during all of 2011, but only during part of 2010, the programming expense associated with this show was significantly higher.

        Selling, general and administrative expense.    Our 2011 selling, general and administrative expense increased $3.9 million over 2010. Research costs increased $1.7 million due to the purchase of ratings information being provided for Hallmark Movie Channel from April 1, 2010 forward, and growth in its subscribers. Additionally, the Company recorded non-recurring debt issuance costs attributable to the Recapitalization of $1.0 million and banking fees of $2.5 million in 2010 and 2011, respectively. The remaining increase is due to an increase in employee costs.

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

        Gain on extinguishment of indemnification.    In December 2006, the Company sold its film library consisting of domestic rights and certain international ancillary rights to approximately 620 television movies, mini-series and series to RHI. As a condition of the sale, the Company agreed to pay up to $22.5 million for residuals and profit participations related to RHI's domestic exploitation of the Crown Library for a ten-year period ending December 14, 2016. In December 2011 the Company and RHI executed an agreement pursuant to which the Company acquired program licenses and was relieved of its remaining obligation under the indemnification agreement, all in exchange for concurrent and future fixed cash payments of $8.1 million. The program rights assets were recorded at their estimated fair values of approximately $3.8 million with corresponding recognition of license fees payable. The remainder of the payment obligations was recorded at its estimated fair value of approximately $4.1 million. The carrying amount of this liability as of December 31, 2011 was $3.5 million and is included among accrued liabilities in the accompanying consolidated balance sheet. Extinguishment of the indemnification obligation resulted in a gain of approximately $1.2 million which is reflected in the accompanying statement of operations for the year ended December 31, 2011.

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

        Interest expense.    Interest expense decreased $30.1 million for 2011 as compared to 2010. Interest expense on the old debt prior to the Recapitalization was $47.7 million, interest expense on the Term A and Term B loans was $1.9 million, and interest expense on the Company obligated mandatorily redeemable preferred interest was $2.1 million for 2010. Interest on the Term A and Term B loans was $1.5 million for 2011. Interest on the Notes and the Term Loan was $14.8 million and $6.0 million for 2011, respectively. At December 31, 2010, the balance of our Term A and Term B loans was $417.7 million, with an effective interest rate of less than 1%. At December 31, 2011, the balance of our Term Loan and Notes was $507.0 million.

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

Liquidity and Capital Resources

Year Ended December 31, 2011 Compared to Year Ended December 31, 2012

        In 2011, our cash provided by operating activities was $41.5 million as compared to $30.7 million for 2012. The Company's net income for 2012 decreased $211.6 million to net income of $107.4 million from $319.0 million for 2011, as the Company released $236.0 million of its valuation allowance during 2011 and $54.2 million during 2012. Our depreciation and amortization expense for 2012 increased $3.1 million to $133.2 million from $130.1 million in 2011. The Company made programming payments of $140.3 million and $150.8 million during 2011 and 2012, respectively.

        Cash used in investing activities was $1.1 million and $1.4 million during 2011 and 2012, respectively. During 2011 and 2012, we purchased property and equipment of $957,000 and $1.4 million, respectively. During 2011, the Company paid $188,000 to the buyer of our international business for amounts due under the terms of the sale agreement, primarily for reimbursement of transponder lease payments. The related liability was recognized in 2005 as part of the sale of our international business.

        Cash used in financing activities was $35.7 million and $20.8 million for 2011 and 2012, respectively. During 2011 the Company redeemed its Preferred Stock for $185.0 million and repaid its Term A and Term B loans, all in connection with the 2011 Refinancing. The Company made dividend payments of $13.8 million to the Preferred Stockholder during 2011. The Company made principal payments under its Term Loan of $1.1 million and $19.6 million in 2011 and 2012, respectively. In conjunction with the 2011 Refinancing, the Company paid $12.3 million of debt issuance costs and received proceeds of $300.0 million and $207.9 million from the issuance of the Notes and the Term Loan, respectively.

        The Company made cash payments to Hallmark Cards during 2011 of $10.5 million under the federal tax sharing agreement and $771,000 of cash payments under the state tax agreements. The Company made cash payments to Hallmark Cards during 2012 of $21.8 million under the federal tax sharing agreement and $584,000 of cash payments under the state tax agreements. Effective November 1, 2012, the Company is no longer a part of Hallmark Cards' consolidated federal tax group.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2011

        In 2010, our cash provided by operating activities was $67.1 million as compared to $41.5 million for 2011. The Company's net income for 2011 increased $294.9 million to net income of $319.0 million from $24.1 million for 2010, as the Company released $236.0 million of its valuation allowance during 2011. Our depreciation and amortization expense for 2011 increased $6.7 million to $130.1 million from $123.4 million in 2010. The Company made programming payments of $114.6 million and $140.3 million during 2010 and 2011, respectively.

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

        Cash used in financing activities was $45.0 million and $35.7 million for 2010 and 2011, respectively. We repaid principal of $1.0 million and $0 under our bank credit facility during 2010 and 2011, respectively. The Company redeemed the $25.0 million preferred interest in December 2010. The Company made principal payments on its Term A and Term B loans of $14.4 million and $330.4 million for 2010 and 2011, respectively. The Company made dividend payments of $13.8 million to the Preferred Stockholder during 2011. The Company redeemed its Preferred Stock for $185.0 million on

July 14, 2011. The Company made principal payments under its Term Loan of $1.1 million in 2011. In conjunction with the 2011 Refinancing, the Company paid $12.3 million of debt issuance costs and received proceeds of $300.0 million and $207.9 million from the issuance of the Notes and the Term Loan, respectively. In conjunction with the Recapitalization, the company paid $3.6 million of debt issuance costs.

        In December 2010 the Company paid $12.9 million for tax liabilities incurred under the tax sharing agreement. The Company made cash payments to Hallmark Cards during 2011 of $10.5 million under the federal tax sharing agreement and $771,000 of cash payments under the state tax agreements.

Cash Flows

        As of December 31, 2012, the Company had $43.7 million in cash on hand and no outstanding borrowings under its $30.0 million bank credit facility. One letter of credit in the amount of $202,000 was outstanding as of December 31, 2012. Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and, prior to the Recapitalization, forbearance, with respect to outstanding indebtedness, by Hallmark Cards and its affiliates.

        On July 14, 2011 the Company used the proceeds from a $210.0 million Term Loan and $300.0 million Notes to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock. These instruments are described further below.

        The Company's management anticipates that the principal uses of cash during the twelve month period ending December 31, 2013, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, and interest and principal payments of approximately $61.3 million under the Term Loan and Notes. The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility, will be sufficient to fund the Company's operations and enable the Company to meet its liquidity needs through December 31, 2013.

        The Deconsolidation Transaction had a significant impact on the Company's future estimated cash flows. Amounts previously budgeted for cash payments for taxable amounts due under the federal tax sharing agreement are now available for the pay down of debt and other uses.

Recapitalization and 2011 Refinancing

  Recapitalization

        On June 29, 2010 the Company consummated the Recapitalization pursuant to a Master Recapitalization Agreement dated February 26, 2010, by and among the Company, Hallmark Cards, HCC and related entities.

        Among other things, the Recapitalization included the following:

  •
  Exchange of approximately $1.162 billion of debt (the "HCC Debt") for new debt, Preferred Stock and Common Stock;

  •
  Mergers of two intermediate holding companies, HEIC and Hallmark Entertainment Holdings, Inc., with and into the Company (collectively, the "Mergers");

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

        In connection with the 2011 Refinancing, the Company paid off the New Debt and used the proceeds of the outstanding notes to redeem all outstanding shares of Preferred Stock. Hallmark Cards, through its subsidiaries HCC and Hallmark Cards GmbH, continues to maintain voting and investment control with beneficial ownership of more than 90.3% of the Company's Class A Common Stock.

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

        The Term Loan was drawn on July 14, 2011, at LIBOR at the Company's election. All LIBOR term loans will bear interest at the LIBOR Rate (subject to a minimum rate of 1.25%) plus 4.50%. The interest rate at both December 31, 2011 and 2012, was 5.75%. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly.

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

        The agreement contains a number of affirmative and negative covenants. The Company was in compliance with these covenants as of December 31, 2012.

        The Company made principal payments of $1.1 million and $19.6 million under the Term Loan during the years ended December 31, 2011 and 2012, respectively. Interest expense under the Term Loan was $6.0 million and $12.2 million for years ended December 31, 2011 and 2012, respectively. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 6.3% during both the years ended December 31, 2011 and 2012.

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

        Interest expense under the Notes was $14.8 million and $32.2 million for the years ended December 31, 2011 and 2012, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during both the years ended December 31, 2011 and 2012.

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

        Guarantees.    Because Crown Media Holdings has no independent assets or operations, the guarantees by the subsidiary guarantors are full and unconditional, joint and several, and there are no subsidiaries of Crown Media Holdings that are not subsidiary guarantors. With certain exceptions described above, the Notes and the Credit Facilities impose restrictions on the payment of dividends by Crown Media Holdings and the subsidiary guarantors.

Contractual Obligations

        The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2012:

	Scheduled Payments by Period in Millions (unaudited)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
The Notes(1)	$520.5	$31.5	$63.0	$63.0	$363.0
Term Loan(1)	243.3	29.8	23.8	23.3	166.4
Capital lease obligations(1)	15.1	2.3	4.3	4.3	4.2
Operating leases	15.7	5.6	9.3	0.8	—
Other obligations
Programming rights payable for current and future windows(2)(3)	308.5	143.3	105.6	35.1	24.5
Executory contracts	0.5	0.4	0.1	—	—
Promotion and placement fees	6.0	1.1	2.1	1.4	1.4
Deferred compensation and interest	2.0	0.4	1.1	0.2	0.3
Other payables to buyer of international business	0.5	0.4	0.1	—	—
Other payables to buyer of film assets	3.3	3.3	—	—	—

Total Contractual Cash Obligations	$1,115.4	$218.1	$209.4	$128.1	$559.8

(1)
Includes estimated future interest.

(2)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(3)
Contains airing windows that open subsequent to December 31, 2012. Therefore, the additional liability is not included on the balance sheet as of December 31, 2012.

        The Company owes an amount on a quarterly basis under a program license agreement that is subject to fluctuation. The Company owed $2.1 million at December 31, 2011, and $0 at December 31, 2012, under this agreement. The Company had the obligation to remit these quarterly payments through the 2011/2012 broadcast season.

Impact of Related Party Agreements

        We have entered into a number of material transactions with Hallmark Cards and certain of its subsidiaries. Payments made in connection with such agreements in place during the year ended December 31, 2012 are presented in the table below and the terms of these transactions are summarized below the table.

	In Thousands
Related Party Transactions	2010	2011	2012
Federal Tax Sharing Agreement(1)	$4,838	$11,926	$19,490
Cash payments under Federal Tax Sharing Agreement	12,890	10,525	21,754
Cash payments under State Tax Sharing Agreement	—	771	584
Intercompany services agreement	387	448	457
Lease guarantee fees—California	9	8	4
Lease guarantee fees—New York	36	30	24
Hallmark Hall of Fame Agreements	1,380	2,518	3,000
hoops & yoyo	—	85	87
Jingle Pup	—	750	800
Assignment of receivables	—	1,250	1,478
Advertising by Hallmark Cards on the Networks	496	1,437	2,990

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

  Tax Sharing Agreements

        On March 11, 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the "Tax Sharing Agreement"). Until the Federal Tax Deconsolidation described below, Hallmark Cards included the Company in its consolidated federal income tax return. Accordingly, Hallmark Cards benefited from past tax losses. Based on the original Tax Sharing Agreement, Hallmark Cards paid the Company all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when the Company became a taxpayer. Under that Tax Sharing Agreement, at Hallmark Cards' option, this 25% balance could be applied as an offset against any amounts owed by the Company to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

        In connection with the Recapitalization, the Tax Sharing Agreement was amended, effective as of January 1, 2010. The amendment provided, among other things, that:

  •
  Hallmark Cards would not pay any Crown Tax Benefits (defined in the Tax Sharing Agreement) in cash and instead carried forward any such amounts to offset future Crown Tax Liability (defined in the Tax Sharing Agreement);

  •
  the Company was allowed to deduct both cash-pay and pay-in-kind, or PIK, interest due to Hallmark Cards in calculating tax-sharing payments;

  •
  the conversion of the HCC Debt pursuant to the Recapitalization was not deemed the payment of interest expense to Hallmark Cards;

  •
  cancellation of indebtedness income resulting from the Recapitalization was excluded from the calculation of tax sharing payments for the 2010 tax year; and

  •
  any amounts related to taxes owed to Hallmark Cards prior to December 31, 2009, was included in the HCC Debt.

        Hallmark Cards agreed to waive the state tax liability associated with the cancellation of debt income in those states in which Hallmark Cards files a combined return.

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

  Federal Tax Deconsolidation

        On October 31, 2012, pursuant to an agreement dated October 29, 2012, Hallmark Cards caused 40 million shares of the Company's Common Stock to be transferred from HCC to a German subsidiary of Hallmark Cards which is not part of Hallmark Cards' consolidated federal tax group, reducing the ownership of Hallmark Cards' consolidated federal tax group from 90.3% to 79.2%. As a result of such transfer, the Company is no longer part of the Hallmark Cards' consolidated federal tax group for federal income tax purposes.

        As required pursuant to the stockholder agreement dated June 29, 2010 (the Stockholder Agreement"), the German subsidiary executed a joinder agreement thereby becoming a party to the Stockholder Agreement. As a condition of the Federal Tax Deconsolidation, the Company agreed that consistent with the terms of the Stockholder Agreement, the Company will not impede future transfers of the 40 million shares back to an affiliate of Hallmark Cards. Further, the Company agreed that if any taxing authority determines that the Federal Tax Deconsolidation did not result in the Company no longer being a member of the Hallmark Cards' consolidated federal tax group, then the Tax Sharing Agreement will be deemed to have been continuously in effect.

        The purpose of the Federal Tax Deconsolidation was to enable the Company to access $692.0 million of net operating losses incurred by the Company prior to March 11, 2003 (the "NOLs"), the date it became part of Hallmark Cards' consolidated federal tax group. Because of limitations in the Internal Revenue Code, Hallmark Cards' consolidated federal tax group was restricted in its ability to utilize these NOLs. As a separate company taxpayer, the Company will be limited in the use of the NOLs only by its ability to generate sufficient future taxable income.

        In September 2012, the Company obtained a private letter ruling from the Internal Revenue Service in support of its position that as a result of the Federal Tax Deconsolidation, it will no longer be part of Hallmark Cards' consolidated federal tax group and the restrictions on its ability to utilize the NOLs will no longer apply.

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

  Hallmark Hall of Fame Agreements

        In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 58 "Hallmark Hall of Fame" movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, which commenced at various times between 2007 and 2010. This agreement makes Hallmark Channel and Hallmark Movie Channel the exclusive home for these movies. The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various ten-year exhibition windows.

        In 2011 Crown Media United States entered into an additional agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 16 "Hallmark Hall of Fame" movies produced from 2009 through 2014, for exhibition on Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, with windows commencing at various times between 2011 and 2014, depending on availability. The total license fee for these movies is $10.0 million and is payable in equal monthly installments over the various ten-year exhibition windows.

  Hallmark Hall of Fame Production and License Agreement

        On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards will provide the Company one-week, limited play licenses for each of six new "Hallmark Hall of Fame" two-hour movies to be produced by Hallmark Cards over the two-year contract term. In exchange for approximately two-thirds of the advertising units otherwise available during each airing of the movies, Hallmark Cards will pay the Company $3.4 million of cash ratably as the individual licenses open. The Company has estimated the fair value of the program licenses to be approximately $1.0 million. The Company will recognize total advertising revenue of approximately $4.4 million as it fulfills its advertising obligation to Hallmark Cards. As of the date of this Report, four of such movies aired on Hallmark Channel.

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

        During the holiday season in 2011, Jingle Pup and hoops & yoyo animated specials, each of which is 30-minutes in length, aired on Hallmark Channel. The license term for Jingle Pup is from November 2011 through December 2020 and the term for hoops & yoyo is from December 2011 through December 2016. We entered into license agreements with Hallmark Cards for two new animated specials, hoops & yoyo Haunted Halloween and Jingle & Bell's Christmas Star, which aired in 2012. The license term for hoops & yoyo Haunted Halloween and Jingle & Bell's Christmas Star is from 2012 through 2016 and from 2012 through 2021, respectively.

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

        Under the agreement, if Hallmark Cards notifies us in writing that it has determined that we have failed to comply with the usage standards set forth in the agreement or have otherwise breached our obligations under the agreement, we are required to stop activity in non-compliance within ten days of that notice or we may be in default of the agreement. We also may be in default if Hallmark Cards delivers such a written notice to us with respect to its standards three or more times in any 12-month period. In addition, there may be a default under the agreement if we fail to make any payments due under loan agreements within five days of the due date, or if we receive an opinion from our auditors that shows that we no longer are a going concern.

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

  Certain Business Relationships and Conflicts of Interest

        Hallmark Cards, through its wholly-owned subsidiaries HCC and Hallmark Cards GmbH holds approximately 90.3% of our outstanding shares of Common Stock. Hallmark Cards' control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of Common Stock. As a result, the market price of our Common Stock or our business could suffer.

        Hallmark Cards' control relationship with us also could give rise to conflicts of interest, including:

  •
  conflicts between Hallmark Cards, as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

  •
  conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by Hallmark Cards or its other affiliates, on the other hand; or

  •
  conflicts related to existing or new contractual relationships between us, on the one hand, and Hallmark Cards and its affiliates, on the other hand.

        In addition, our directors, who may also be officers or directors of Hallmark Cards or its affiliates, will have fiduciary duties, including duties of loyalty, to both companies and may have conflicts of interest with respect to matters potentially involving or affecting us.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        When we invest, we only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2012, the decline of the fair value of the fixed income portfolio would not be material.

        As of December 31, 2012, our cash balance was $43.7 million. We did not have any cash equivalents or short term investments. The primary purpose of these investing activities, when we invest, has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

        The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the year ended December 31, 2012, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

        We have not used derivative financial instruments for speculative purposes. As of December 31, 2012, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

        Our material interest bearing assets consisted of cash, which was $43.7 million, or 4% of total assets, as of December 31, 2012. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $187.6 million, or 27% of total liabilities, as of

December 31, 2012. Net interest expense for the year ended December 31, 2012, was $46.1 million, 13%, of our total revenue. Our net interest expense for this liability is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR ("Eurodollar") interest rates affect the fair value of interest bearing liabilities.

        Our variable rate Term Loan was subject to an interest rate floor from issuance during the year ended December 31, 2012. Accordingly, if the relevant market interest rate had been 1% greater or lower, the effect on the Term Loan's effective interest rate and resulting interest expense for the period would have been negligible.

ITEM 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

        Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.    Other Information

        Not applicable.

PART III

        The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2013 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "The Board of Directors," "Corporate Governance," "Compensation Committee Report," "Compensation of Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." We intend to file the Proxy Statement with the Securities and Exchange Commission on or prior to April 30, 2013.

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is set forth in the Proxy Statement under the headings "Election of Directors," "Board of Directors," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated by reference herein.

ITEM 11.    Executive Compensation

        The information required by this Item 11 is set forth in the Proxy Statement under the headings "Board of Directors," "Compensation Committee Report," and "Compensation of Executive Officers," and is incorporated by reference herein.

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

ITEM 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is set forth in the Proxy Statement under the headings "Audit Committee" and is incorporated by reference herein.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(A)
List of Documents Filed as Part of This Report

(1)
Consolidated Financial Statements

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2012
Consolidated Statements of Operations for the
Years Ended December 31, 2010, 2011, and 2012
Consolidated Statements of Stockholders' Equity (Deficit) for the Years
Ended December 31, 2010, 2011, and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31,
2010, 2011, and 2012

  (2)
  Notes to Consolidated Financial Statements

  (3)
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
3.1
Amended and Restated By-Laws of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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
10.1
Second Amended and Restated Program License Agreement, dated as of January 1, 2005, by and between Hallmark Entertainment Distribution, LLC (now RHI Entertainment Distribution, LLC) and Crown Media United States, LLC (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on October 17, 2005, and incorporated herein by reference).

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
10.13
Movie Channel Trademark License Agreement (Hallmark Movie Channel), dated as of January 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
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
10.21
Trademark License Waiver Agreement (Hallmark Channel and Hallmark Movie Channel) dated March 3, 2010, by and between Hallmark Licensing Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K filed on March 4, 2010, and incorporated herein by reference).
10.22
Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC), dated November 13, 1998 (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

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
10.26	Company Agreement for Citi TeeVee, LLC (previously filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on September 26, 2011and incorporated herein by reference).
10.27	Company Agreement for Doone City Pictures, LLC (previously filed as Exhibit 3.5 to our Registration Statement on Form S-4 filed on September 26, 2011and incorporated herein by reference).
10.28	CM Intermediary, LLC Operating Agreement (previously filed as Exhibit 3.6 to our Registration Statement on Form S-4 filed on September 26, 2011and incorporated herein by reference).
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
10.33
Intercompany Services Extension Agreement, dated as of January 1, 2009, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.53 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

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
10.36
Intercompany Services Extension Agreement, dated as of January 1, 2012, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.36 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).
10.37
Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).
10.38
State Tax Sharing Agreement, dated as of May 9, 2000, by and among Hallmark Entertainment, Inc., Crown Media Holdings, Inc. and certain other parties thereto. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).
10.39
Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 (Commission File No. 000-30700 and Film No. 03846439) and incorporated by reference herein).
10.40
Amendment No. 2 to Federal Income Tax Sharing Agreement between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit I to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
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

Exhibit Number		Exhibit Title
10.44		Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).
10.45	*
Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001 (Commission File No. 000-30700 and Film No. 1580885), and incorporated herein by reference).
10.46	*	2008 Deferred Compensation Plan of Crown Media Holdings, Inc. (previously filed as Exhibit 10.76 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).
10.47	*
Employment Agreement dated as of May 7, 2009 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009 and incorporated herein by reference).
10.48	*
Amendment to Employment Agreement, dated May 11, 2010 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2010 and incorporated herein by reference).
10.49	*
Amendment to Employment Agreement, dated March 1, 2012 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 3, 2012 and incorporated herein by reference).
10.50	*
Amendment to Employment Agreement, dated June 27, 2012 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 27, 2012 and incorporated herein by reference).
10.51	*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)
10.52	*
Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.85 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
10.53	*
Amendment to Employment Agreement, dated May 3, 2010 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2010 and incorporated herein by reference).
10.54	*
Amendment to Employment Agreement, dated January 1, 2012, by and between the Company and Charles Stanford (previously filed as Exhibit 10.52 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).
10.55
Purchase Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).
10.56
Amendment No. 1 to Purchase Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2006, and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.57	**	Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and Crown Media United States, LLC.** (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).
10.58
Lease Agreement, dated September 8, 2008, by and between Paramount Group, Inc., 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).
10.59
Guaranty Commitment, dated as of September 2, 2008, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).
10.60	*
Employment Agreement, dated as of June 15, 2009, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).
10.61	*	Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Annie Howell.
10.62	*
Employment Agreement, dated March 7, 2011, by and between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference).
10.63	*
Amendment to Employment Agreement, effective January 1, 2013 between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 9, 2013 and incorporated herein by reference).
10.64	*
Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Michelle Vicary (previously filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).
10.65	*
Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference).
10.66	*
Form of 2010 Long Term Incentive Compensation Agreement effective as of January 1, 2010 (previously filed as Exhibit 10.82 to our Annual Report on Form 10-K, filed on March 3, 2011, and incorporated herein by reference).
10.67
Master Recapitalization Agreement by and among Hallmark Cards, Incorporated, H C Crown Corp., Hallmark Entertainment Holdings, Inc., Crown Media Holdings, Inc., Crown Media United States, LLC, and The Subsidiaries of Crown Media Holdings, Inc. Listed as Guarantors on the Credit Facility, dated as of February 26, 2010 (previously filed as Appendix A to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.68
Stockholders Agreement by and among H C Crown Corp., Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit D to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.69		Registration Rights Agreement among H C Crown Corp., any Other HEIC Stockholder and Crown Media Holdings, Inc. (previously filed as Exhibit H to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.70
Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 12, 2010, and incorporated herein by reference).
10.71
Credit Agreement, dated as of July 14, 2011, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).
10.72
Registration Rights Agreement, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and J.P. Morgan Securities LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).
10.73	*
Employment Agreement, dated January 1, 2012, between Crown Media Holdings, Inc. and Susanne McAvoy (previously filed as Exhibit 10.2 1 to our Quarterly Report on Form 10-Q filed on July 27, 2012 and incorporated herein by reference).
10.74
Acknowledgment and Agreement, dated October 29, 2012, between HC Crown, LLC, Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference).
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
February 22, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. ABBOTT William J. Abbott	Director and Principal Executive Officer	February 22, 2013
/s/ ANDREW ROOKE Andrew Rooke	Principal Financial and Accounting Officer	February 22, 2013
/s/ DWIGHT C. ARN Dwight C. Arn	Director	February 22, 2013
/s/ ROBERT BLOSS Robert Bloss	Director	February 22, 2013
/s/ WILLIAM CELLA William Cella	Director	February 22, 2013
/s/ GLENN CURTIS Glenn Curtis	Director	February 22, 2013
/s/ STEVE DOYAL Steve Doyal	Director	February 22, 2013

Signature	Title	Date

/s/ BRIAN GARDNER Brian Gardner	Director	February 22, 2013
/s/ HERBERT A. GRANATH Herbert A. Granath	Director	February 22, 2013
/s/ TIMOTHY GRIFFITH Timothy Griffith	Director	February 22, 2013
/s/ DONALD J. HALL, JR. Donald J. Hall, Jr.	Director	February 22, 2013
/s/ A. DRUE JENNINGS A. Drue Jennings	Director	February 22, 2013
/s/ PETER A. LUND Peter A. Lund	Director	February 22, 2013
/s/ BRAD R. MOORE Brad R. Moore	Director	February 22, 2013
/s/ DEANNE R. STEDEM Deanne R. Stedem	Director	February 22, 2013

Exhibit Number	Exhibit Title
2.1	Purchase and Sale Agreement, dated as of February 23, 2005, by and among CM Intermediary, LLC, Bagbridge Limited and, solely with respect to Section 10.14 of the Agreement, Crown Media Holdings, Inc. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on February 23, 2005 and incorporated herein by reference).
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
3.1
Amended and Restated By-Laws of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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
10.1
Second Amended and Restated Program License Agreement, dated as of January 1, 2005, by and between Hallmark Entertainment Distribution, LLC (now RHI Entertainment Distribution, LLC) and Crown Media United States, LLC (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on October 17, 2005, and incorporated herein by reference).

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
10.13
Movie Channel Trademark License Agreement (Hallmark Movie Channel), dated as of January 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
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
10.21
Trademark License Waiver Agreement (Hallmark Channel and Hallmark Movie Channel) dated March 3, 2010, by and between Hallmark Licensing Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K filed on March 4, 2010, and incorporated herein by reference).
10.22
Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC), dated November 13, 1998 (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

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
10.26	Company Agreement for Citi TeeVee, LLC (previously filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on September 26, 2011and incorporated herein by reference).
10.27	Company Agreement for Doone City Pictures, LLC (previously filed as Exhibit 3.5 to our Registration Statement on Form S-4 filed on September 26, 2011and incorporated herein by reference).
10.28	CM Intermediary, LLC Operating Agreement (previously filed as Exhibit 3.6 to our Registration Statement on Form S-4 filed on September 26, 2011and incorporated herein by reference).
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
10.33
Intercompany Services Extension Agreement, dated as of January 1, 2009, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.53 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

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
10.36
Intercompany Services Extension Agreement, dated as of January 1, 2012, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.36 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).
10.37
Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).
10.38
State Tax Sharing Agreement, dated as of May 9, 2000, by and among Hallmark Entertainment, Inc., Crown Media Holdings, Inc. and certain other parties thereto. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).
10.39
Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 (Commission File No. 000-30700 and Film No. 03846439) and incorporated by reference herein).
10.40
Amendment No. 2 to Federal Income Tax Sharing Agreement between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit I to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
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

Exhibit Number		Exhibit Title
10.44		Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).
10.45	*
Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001 (Commission File No. 000-30700 and Film No. 1580885), and incorporated herein by reference).
10.46	*	2008 Deferred Compensation Plan of Crown Media Holdings, Inc. (previously filed as Exhibit 10.76 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).
10.47	*
Employment Agreement dated as of May 7, 2009 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009 and incorporated herein by reference).
10.48	*
Amendment to Employment Agreement, dated May 11, 2010 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2010 and incorporated herein by reference).
10.49	*
Amendment to Employment Agreement, dated March 1, 2012 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 3, 2012 and incorporated herein by reference).
10.50	*
Amendment to Employment Agreement, dated June 27, 2012 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 27, 2012 and incorporated herein by reference).
10.51	*
Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)
10.52	*
Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.85 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).
10.53	*
Amendment to Employment Agreement, dated May 3, 2010 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2010 and incorporated herein by reference).
10.54	*
Amendment to Employment Agreement, dated January 1, 2012, by and between the Company and Charles Stanford (previously filed as Exhibit 10.52 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).
10.55
Purchase Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).
10.56
Amendment No. 1 to Purchase Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2006, and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.57	**	Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and Crown Media United States, LLC.** (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).
10.58
Lease Agreement, dated September 8, 2008, by and between Paramount Group, Inc., 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).
10.59
Guaranty Commitment, dated as of September 2, 2008, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).
10.60	*
Employment Agreement, dated as of June 15, 2009, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).
10.61	*	Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Annie Howell.
10.62	*
Employment Agreement, dated March 7, 2011, by and between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference).
10.63	*
Amendment to Employment Agreement, effective January 1, 2013 between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 9, 2013 and incorporated herein by reference).
10.64	*
Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Michelle Vicary (previously filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).
10.65	*
Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference).
10.66	*
Form of 2010 Long Term Incentive Compensation Agreement effective as of January 1, 2010 (previously filed as Exhibit 10.82 to our Annual Report on Form 10-K, filed on March 3, 2011, and incorporated herein by reference).
10.67
Master Recapitalization Agreement by and among Hallmark Cards, Incorporated, H C Crown Corp., Hallmark Entertainment Holdings, Inc., Crown Media Holdings, Inc., Crown Media United States, LLC, and The Subsidiaries of Crown Media Holdings, Inc. Listed as Guarantors on the Credit Facility, dated as of February 26, 2010 (previously filed as Appendix A to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.68
Stockholders Agreement by and among H C Crown Corp., Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit D to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.69		Registration Rights Agreement among H C Crown Corp., any Other HEIC Stockholder and Crown Media Holdings, Inc. (previously filed as Exhibit H to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.70
Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 12, 2010, and incorporated herein by reference).
10.71
Credit Agreement, dated as of July 14, 2011, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).
10.72
Registration Rights Agreement, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and J.P. Morgan Securities LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).
10.73	*
Employment Agreement, dated January 1, 2012, between Crown Media Holdings, Inc. and Susanne McAvoy (previously filed as Exhibit 10.2 1 to our Quarterly Report on Form 10-Q filed on July 27, 2012 and incorporated herein by reference).
10.74
Acknowledgment and Agreement, dated October 29, 2012, between HC Crown, LLC, Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference).
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

        We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2012, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
February 22, 2013

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,
	2011	2012
ASSETS
Cash and cash equivalents	$35,181	$43,705
Accounts receivable, less allowance for doubtful accounts of $181 and $245, respectively	83,798	92,062
Programming rights	98,158	85,946
Prepaid programming rights	11,533	13,820
Deferred tax assets, net	14,200	34,200
Prepaid and other assets	1,174	2,326

Total current assets	244,044	272,059
Programming rights	154,428	174,971
Prepaid programming rights	—	13,748
Property and equipment, net	11,236	10,455
Deferred tax assets, net	221,800	225,149
Debt issuance costs, net	11,711	10,421
Prepaid and other assets	1,217	3,826
Goodwill	314,033	314,033

Total assets	$958,469	$1,024,662

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except par value and number of shares)

	As of December 31,
	2011	2012
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$15,391	$25,801
Audience deficiency reserve liability	10,256	5,679
Programming rights payable	135,768	112,503
Payables to Hallmark Cards affiliates	4,051	1,239
Interest payable	17,135	14,468
Current maturities of long-term debt	19,600	19,600

Total current liabilities	202,201	179,290
Accrued liabilities	16,667	15,852
Programming rights payable	8,737	30,121
Long-term debt, net of current maturities	487,368	468,040

Total liabilities	714,973	693,303
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2011 and 2012	3,597	3,597
Paid-in capital	2,082,241	2,062,751
Accumulated deficit	(1,842,342)	(1,734,989)

Total stockholders' equity	243,496	331,359

Total liabilities and stockholders' equity	$958,469	$1,024,662

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2010	2011	2012
Revenue:
Advertising	$217,656	$249,888	$268,252
Advertising by Hallmark Cards	496	1,437	2,990
Subscriber fees	68,819	71,668	78,005
Other revenue (including $0, $0 and $161 from Hallmark Cards for 2010, 2011 and 2012)	301	368	623

Total revenue, net	287,272	323,361	349,870
Cost of Services:
Programming costs
Non-affiliates	123,321	134,742	131,186
Hallmark Cards affiliates	1,928	2,040	3,363
Amortization of capital lease	1,158	1,158	1,158
Contract termination expense	103	—	—
Other costs of services	10,668	11,108	12,546

Total cost of services	137,178	149,048	148,253
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	50,324	54,224	59,156
Marketing expense	10,152	9,816	10,179
Depreciation and amortization expense	1,459	1,455	1,477
Gain from extinguishment of indemnification	—	(1,246)	—
Gain from sale of film assets	(719)	—	—

Income from operations before interest, income tax expense and discontinued operations	88,878	110,064	130,805
Interest income	45	—	—
Interest expense	(56,032)	(25,857)	(46,056)

Income before income tax expense and discontinued operations	32,891	84,207	84,749
Income tax (expense) benefit	(8,810)	234,589	22,604

Income before discontinued operations	24,081	318,796	107,353
Gain from sale of discontinued operations, net of tax	—	189	—

Net income and comprehensive income	24,081	318,985	107,353
Income allocable to Preferred Stockholder	(16,297)	(69,974)	—

Net income attributable to common stockholders	$7,784	$249,011	$107,353

Weighted average number of common shares outstanding, basic and diluted	234,676	359,676	359,676

Income per share before discontinued operations, net of income allocable to Preferred Stockholder, basic and diluted	$0.03	$0.69	$0.30
Gain per share from discontinued operations, basic and diluted	—	—	—

Net income per common share, basic and diluted	$0.03	$0.69	$0.30

The accompanying notes are an integral part of these consolidated statements of operations.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(In thousands)

	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balances, December 31, 2009	74,118	$741	30,670	$307	$1,456,788	$(2,155,866)	$(698,030)
Conversion of HCC debt into equity	254,888	2,549	—	—	539,207	—	541,756
Conversion of predecessor Class B common stock into Class A common stock	30,670	307	(30,670)	(307)	—	—	—
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	—	—	(4,838)	—	(4,838)
Imputed Preferred Stock dividends from amortization of discount on Preferred Stock	—	—	—	—	—	(13,934)	(13,934)
Net income	—	—	—	—	—	24,081	24,081

Balances, December 31, 2010	359,676	3,597	—	—	1,991,157	(2,145,719)	(150,965)
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	—	—	(11,926)	—	(11,926)
Imputed Preferred Stock dividends from amortization of discount on Preferred Stock	—	—	—	—	—	(1,771)	(1,771)
Preferred Stock dividends paid	—	—	—	—	—	(13,837)	(13,837)
Additional paid-in capital from early extinguishment of debt	—	—	—	—	87,305	—	87,305
Additional paid-in capital from redemption of Preferred Stock	—	—	—	—	15,705	—	15,705
Net income	—	—	—	—	—	318,985	318,985

Balances, December 31, 2011	359,676	3,597	—	—	2,082,241	(1,842,342)	243,496
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	—	—	(19,490)	—	(19,490)
Net income	—	—	—	—	—	107,353	107,353

Balances, December 31, 2012	359,676	$3,597	—	$—	$2,062,751	$(1,734,989)	$331,359

The accompanying notes are an integral part of these consolidated statements of stockholders'
(deficit) equity.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,081	$318,985	$107,353
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain from extinguishment of indemnification	—	(1,246)	—
Gain from sale of discontinued operations	—	(189)	—
Gain from sale of film assets	(719)	—	—
Depreciation and amortization	123,374	130,079	133,171
Accretion on company obligated mandatorily redeemable preferred interest	2,098	—	—
Provision for allowance for doubtful accounts	183	454	39
Loss on sale of property and equipment	2	—	—
Debt issuance costs	1,049	—	—
Income tax expense (benefit)	8,810	(234,589)	(22,604)
Stock-based compensation	324	67	237
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,050)	(6,568)	(8,303)
Additions to programming rights	(69,460)	(140,464)	(131,964)
Increase in prepaid and other assets	(4,212)	(9,654)	(25,479)
Increase (decrease) in accounts payable, accrued and other liabilities	13,582	(28,766)	5,722
Increase (decrease) in interest payable	33,909	17,266	(2,831)
Decrease in amounts payable to Hallmark Cards affiliates	(12,588)	(12,842)	(23,628)
(Decrease) increase in programming rights payable	(44,272)	8,949	(1,033)

Net cash provided by operating activities	67,111	41,482	30,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,086)	(957)	(1,376)
Payments to buyer of international business	(961)	(188)	—

Net cash used in investing activities	(2,047)	(1,145)	(1,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the credit facility	(1,000)	—	—
Payments on notes payable to HCC	(14,445)	(330,390)	—
Redemption of Preferred Stock	—	(185,000)	—
Dividends paid to Preferred Stockholder	—	(13,837)	—
Issuance of the Notes	—	300,000	—
Issuance of the Term Loan, net of original issue discount	—	207,900	—
Principal payments on the Term Loan	—	(1,050)	(19,600)
Redemption of company obligated mandatorily redeemable preferred interest	(25,000)	—	—
Payments of transaction costs	(3,596)	(12,270)	—
Principal payments on capital lease obligations	(914)	(1,074)	(1,180)

Net cash used in financing activities	(44,955)	(35,721)	(20,780)

Net increase in cash and cash equivalents	20,109	4,616	8,524
Cash and cash equivalents, beginning of year	10,456	30,565	35,181

Cash and cash equivalents, end of year	$30,565	$35,181	$43,705

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years Ended December 31,
	2010	2011	2012
Supplemental disclosure of cash and non-cash activities:
Interest paid	$17,005	$5,951	$46,909
Reduction of additional paid-in capital for obligation under tax sharing agreement	$4,838	$11,926	$19,490
Additional paid-in capital from early extinguishment of debt	$—	$87,305	$—
Additional paid-in capital from redemption of Preferred Stock	$—	$15,705	$—
Assets acquired through capital lease obligations	$248	$63	$25
Non-cash activities related to the troubled debt restructuring:
Elimination of deferred debt issuance costs related to old notes payable to HCC	$475	$—	$—
Satisfaction of payable to Hallmark Cards' affiliates	$(23,798)	$—	$—
Issuance of new notes payable to HCC	$432,140	$—	$—
Satisfaction of old notes payable to HCC	$(340,697)	$—	$—
Satisfaction of senior secured note payable to HCC, including accrued interest	$(797,423)	$—	$—
Issuance of redeemable Preferred Stock	$185,000	$—	$—
Issuance of common stock	$2,549	$—	$—
Additional paid-in capital from issuance of redeemable Preferred and common stock	$541,754	$—	$—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010, 2011 and 2012

1. Business and Organization

        Crown Media Holdings, Inc. ("Crown Media Holdings" or the "Company"), through its wholly-owned subsidiary Crown Media United States, owns and operates pay television networks (collectively, the "Networks" or the "networks") dedicated to high quality, entertainment programming for adults and families, in the United States. Significant investors in the Company are H C Crown, LLC ("HCC"), a subsidiary of Hallmark Cards, Incorporated ("Hallmark Cards") and Hallmark Cards GmbH, a German subsidiary of Hallmark Cards.

        The Company's continuing operations are currently organized into one operating segment, the Networks.

        On June 29, 2010, the Company consummated a series of recapitalization transactions in which approximately $1.2 billion owed to HCC and Hallmark Cards was extinguished upon issuance of (i) the $200.0 million Term A Loan (the "Term A Loan"), the $115.0 million Term B Loan (the "Term B Loan") and 185,000 shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock") in the aggregate face amount of $185 million and (ii) Common Stock (collectively, the "Recapitalization"). On July 14, 2011 the Company used the proceeds from a new $210.0 million senior secured term loan (the "Term Loan") and $300.0 million of senior unsecured notes (the "Notes") to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock (collectively, the "2011 Refinancing"). All of these instruments are described further below.

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

        The consolidated financial statements include the accounts of Crown Media Holdings and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the collectibility of accounts receivable, the valuation of goodwill, intangible assets and other long-lived assets, the net realizable value of programming rights, legal contingencies, indemnifications, barter transactions, audience deficiency liability and assumptions used in the calculation of income taxes and related valuation allowance, among others. A significant non-recurring use of estimates occurred in the course of recording the Company's June 2010 troubled debt restructuring which required that the Company estimate the fair values of Preferred Stock and common stock issued in the Recapitalization.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies and Estimates (Continued)

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

        The activity in the allowance for doubtful accounts for each of the three years ended December 31, 2010, 2011, and 2012, is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	(Deductions) / Additions	Balance at End of Year
Allowance for doubtful accounts
Year-ended December 31, 2010	$476	$183	$(518)	$141
Year-ended December 31, 2011	$141	$454	$(414)	$181
Year-ended December 31, 2012	$181	$39	$25	$245

Programming Rights

        Programming rights principally consist of rights to off-network, theatrical and original movies; off-network and original scripted series; original unscripted series and specials. Original series and specials consist of lifestyle, dramatic and other entertainment programming. Programming aired on the Company's television Networks is primarily obtained from third-party production companies and distributors and is classified as acquired or original programming in the footnotes to these financial statements. Programming aired on the Company's television Networks obtained from subsidiaries of Hallmark Cards is classified as affiliate programming.

        Acquired programming consists of series, films and specials that have been previously produced and have often been previously exhibited by third parties for which the Company licenses limited broadcast rights for a specific time period. The licensed exhibitions can vary from a single broadcast to multiple broadcasts over several years, and the license typically requires payments during the term of the license. The cost of acquired programming is capitalized when the license period begins and the program is available for use. Original programming consists of movies, series and specials that are specifically produced for the Company's television Networks. The Company often funds the production

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies and Estimates (Continued)

of original programs prior to completion of production and initial broadcast; these payments are classified as prepaid programming rights until the program is available for use.

        Capitalized programming costs are stated at the lower of cost less accumulated amortization or net realizable value (fair value for owned programming). Amortization of programming rights is recognized over the contractual term on a straight-line basis or the estimated useful life, if shorter. Amortization of the capitalized costs of licensed programming commences when the license period begins and the program is available for use. Amortization of the capitalized costs of owned programming is amortized over the expected and likely broadcasts of the program. The portion of the unamortized programming rights that will be amortized within one year is classified as current programming rights on the condensed consolidated balance sheets. Although the Company estimates that all of the unamortized owned programming will be amortized within the next twelve months, it is classified as long-term programming rights on the condensed consolidated balance sheets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC") Topic 926, Entertainment—Films.

        The Company periodically evaluates the net realizable value of its programming rights by considering expected future revenue generation. Estimates of future revenue consider historical airing patterns and future plans for airing programming, including any changes in strategy. Estimated future revenue may differ from actual revenue based on changes in expectations related to market acceptance, advertising demand, the number of cable and satellite television subscribers receiving the Company's Networks, program usage and actual performance of the Company's programming. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to net realizable value.

Property and Equipment

        Property and equipment is stated at historical cost, net of accumulated depreciation and amortization. Equipment under capital leases is initially recorded at the present value of the respective minimum lease payments.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies and Estimates (Continued)

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

        In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Testing for Goodwill Impairment (Topic 350), (ASU 2011-08). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test.

        Goodwill is reviewed for impairment annually as of November 30 and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of goodwill might be in excess of its fair value. All of the Company's goodwill relates to the Company's Networks, which is also the Company's only reporting unit. At November 30, 2012, the date of the Company's most recent assessment, the Company concluded that goodwill was not impaired.

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

Leases

        The Company recognizes rent expense on a straight line basis over the lease term.

        Assets subject to capital leases are capitalized as property and equipment at the inception of the lease. Capitalized lease assets are depreciated over their estimated useful lives; the related liabilities are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Barter Transactions

        The Company enters into transactions that involve the exchange of its on-air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when delivered.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies and Estimates (Continued)

The Company recognized $70,000, $258,000 and $794,000 in barter advertising revenue during the years ended December 31, 2010, 2011 and 2012, respectively.

Fair Value of Financial Instruments

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

        The Company does not have balance sheet items measured at fair value on a recurring basis. Significant balance sheet items which are subject to non-recurring fair value measurements consist of impairment valuations of goodwill, promotion and placement fees, property and equipment and owned programming. In the course of recording the Company's June 2010 troubled debt restructuring, the Company estimated the fair values of its preferred and common stock issued in the Recapitalization.

Revenue Recognition

        Subscriber revenue from pay television distributors is recognized as revenue when an agreement is executed, programming is provided, the price is fixed and determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of promotion and placement costs.

        Advertising revenue, net of agency commissions, is recognized in the period in which related commercial spots are aired and as ratings guarantees to advertisers are achieved. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting operations. Customers remit the gross billing amount to their agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred revenue. Included in accounts payable and accrued liabilities as of December 31, 2011 and 2012, is $75,000 and $1.7 million, respectively, of deferred revenue.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies and Estimates (Continued)

Taxes on Income

        Income tax expense or benefit comprises (i) amounts estimated to be payable or receivable with respect to the Company's income or loss for the period pursuant to the statutory provisions of the various federal, state and local jurisdictions to which the Company is subject and (ii) the reported changes in deferred tax assets and liabilities during the period.

        The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities, including related operating loss and tax credit carryforwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

        Net deferred tax assets are recognized to the extent that management believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event management subsequently determines that the Company would likely be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded with a corresponding reduction in the provision for income taxes.

        Management periodically evaluates the sustainability of tax positions taken. Whenever management estimates the probability of sustaining a tax position is at least more likely than not (i.e., greater than 50%), the tax position is deemed warranted and is recognized at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as income tax expense.

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

Net Income per Share

        Basic net income per share for each period is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding during the period. Diluted net income per share for each period is computed by dividing net income attributable to common stock by the weighted average number of common shares plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and common shares issuable upon conversion of the Company's Preferred Stock. Approximately 87,000, 44,000 and 9,000 stock options for the years ended December 31, 2010, 2011 and 2012, respectively, and 71.2 million

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies and Estimates (Continued)

shares upon the conversion of the Preferred Stock for the years ended December 31, 2010 and 2011, have been excluded from the determination of diluted net income or loss per share because the individual effect in each instance was antidilutive.

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

        Four, five and five of the Company's distributors each accounted for more than 10% of subscriber revenue for the years ended December 31, 2010, 2011 and 2012, respectively, and together accounted for a total of 66%, 83% and 86% of subscriber revenue during the years ended December 31, 2010, 2011 and 2012, respectively. Three, two and two of our distributors each accounted for approximately 15% or more of the Company's subscribers for the years ended December 31, 2010, 2011 and 2012, respectively, and together accounted for 60%, 46% and 44% of Hallmark Channel subscribers during the years ended December 31, 2010, 2011 and 2012, respectively. The loss of one of these distributors could have a significant impact on the Company's operations.

        Three of the Company's programming content providers each accounted for more than 10% of total programming rights payable as of both December 31, 2011 and 2012, and together accounted for a total of 56% and 53% of the programming rights payable, respectively.

Recently Issued Accounting Pronouncements

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment was effective for the Company in 2012 and has been applied retrospectively. This amendment did not change the manner in which the Company presents comprehensive income, as the Company did not have comprehensive income during the periods presented.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

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

        In July 2010, the Company received notification of pending requests for payments of approximately $8.0 million related to exploitation of the Crown Library through mid-2010. Accordingly, the Company increased the carrying amount of the liability by $155,000 and recognized a corresponding loss from sale of film assets in the second quarter of 2010. During the fourth quarter of 2010, the Company received requests for payments of an additional $2.0 million and expected to pay the total amount of approximately $10.0 million in March 2011. Notwithstanding the acceleration of payments ahead of the Company's prior expectations, in December 2010 management revised its estimated payment stream because of ongoing operating and financial difficulties being experienced by RHI, including reorganization in bankruptcy. As of December 31, 2010, management believed that fulfillment of its indemnification obligation would occur over a period longer than previously estimated. Accordingly, in the fourth quarter of 2010, the Company decreased the carrying amount of the liability by $874,000 and recognized a corresponding gain from sale of film assets in the accompanying statement of operations. The $14.2 million carrying amount of this liability as of December 31, 2010, was included in accrued liabilities on the accompanying consolidated balance sheet.

        In December 2011 the Company and RHI executed an agreement pursuant to which the Company acquired program licenses and was relieved of its remaining obligation under the indemnification agreement, all in exchange for concurrent and future fixed cash payments of $8.1 million. The programming rights assets were recorded at their estimated fair values of approximately $3.8 million with corresponding recognition of programming rights payable. The remainder of the payment obligations was recorded at its estimated fair value of approximately $4.1 million. The carrying amounts of this liability as of December 31, 2011 and 2012, were $3.5 million and $3.2 million, respectively, and are included among accrued liabilities in the accompanying consolidated balance sheets. Extinguishment of the indemnification obligation resulted in a gain of approximately $1.2 million which was reflected in the accompanying statement of operations for the year ended December 31, 2011.

        Accounts payable and accrued liabilities as of December 31, 2011 and 2012, also includes $406,000 and $420,000, respectively, for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015. The Company's actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer.

        In both December 2011 and 2012, the Company concluded that payments for residuals and participations under its liability to the buyer of the international business would occur generally later than estimated. Accordingly, the Company reduced the carrying amount of the liability by $57,000 and $38,000, respectively, and recognized a corresponding decrease in interest expense in the accompanying

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

3. Sale of Membership Interest in Crown Media Distribution, Residual and Participation Liability and Third Party Indemnity (Continued)

statements of operations. Additionally, in 2011, the Company concluded that certain other estimated liabilities no longer represented obligations for cash payments. Accordingly, the Company reduced the carrying amount of the liability by $189,000 and recognized a corresponding gain from the sale of discontinued operations in the accompanying statement of operations.

4. Programming Rights

        Programming rights are comprised of the following:

	As of December 31,
	2011	2012
	(In thousands)
Programming rights—non-affiliates
Acquired programming
Licensed for less than 12 years	$402,805	$294,272
Original programming
Licensed for less than 12 years	147,110	169,176
Licensed for 12 years or longer	—	4,440
Owned	1,622	5,772
Programming rights—Hallmark Cards affiliates
Licensed for less than 12 years	16,500	22,549

Programming rights, at cost	568,037	496,209
Accumulated amortization	(315,451)	(235,292)

Programming rights available for broadcast	252,586	260,917
Owned programming in development	—	—

Programming rights, net	$252,586	$260,917

        Programming costs included in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2011 and 2012, were $125.2 million, $136.8 million and $134.5 million, respectively.

        In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future programming value. In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book values. During the years ended December 31, 2010, 2011 and 2012, such changes in estimates resulted in additional amortization of programming rights of $227,000, $600,000, and $4.0 million, respectively. Additionally, the Company evaluated the remaining usefulness of its owned programming and recognized $1.3 million of impairment expense during the year ended December 31, 2012. This expense is included as a component of non-affiliate programming costs in the accompanying consolidated statement of operations. The Company expects that the carrying amount of owned programming as of December 31, 2012, $807,000, will be fully amortized during the year ended December 31, 2013.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

4. Programming Rights (Continued)

        At December 31, 2011 and 2012, $11.5 million and $27.6 million, respectively, of programming rights were included in prepaid programming rights on the accompanying consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

        Programming rights payable are comprised of the following:

	As of December 31,
	2011	2012
	(In thousands)
Programming rights payable—non-affiliates
Acquired programming	$114,989	$102,367
Original programming	18,223	25,085
Programming rights payable—Hallmark Cards affiliates	11,293	15,172

Total programming rights payable	144,505	142,624
Less current maturities	(135,768)	(112,503)

Long-term programming rights payable	$8,737	$30,121

        Under certain license agreements with RHI Entertainment Distribution, LLC ("RHIED," a subsidiary of RHI) the Company is obligated to pay $5.3 million through December 1, 2013. In connection with its reorganization in bankruptcy, RHIED assigned its right to receive these license payments to Hallmark Cards. During the year ended December 31, 2011, the Company reclassified $2.5 million from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards. At December 31, 2011, the payable to Hallmark Cards affiliates included $1.3 million related to this assignment. During the year ended December 31, 2012, the Company reclassified $848,000 from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.5 million to Hallmark Cards. At December 31, 2012, the payable to Hallmark Cards affiliates includes $620,000 related to this assignment. Obligations relating to license periods that had not commenced as of December 31, 2011 and 2012 were $2.7 million and $2.0 million, respectively; accordingly, such amounts are not reflected in the accompanying unaudited condensed consolidated balance sheet. See Commitments and Contingencies below.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

5. Property and Equipment

        Property and equipment are comprised of the following:

	As of December 31,
			Depreciable Life (In years)
	2011	2012
	(In thousands)
Technical equipment and computers	$8,053	$7,093	3 - 5
Leased assets	17,675	17,700	3 - 15
Furniture, fixtures and equipment	571	788	5
Leasehold improvements	258	530	3 - 7
Construction-in-progress	77	187

Property and equipment, at cost	26,634	26,298
Accumulated depreciation and amortization	(15,398)	(15,843)

Property and equipment, net	$11,236	$10,455

        Depreciation and amortization expense related to property and equipment was $2.2 million, $2.2 million and $2.3 million, for the years ended December 31, 2010, 2011 and 2012, respectively.

        Software and other intangible assets of $350,000 and $416,000 as of December 31, 2011 and 2012, respectively, have been included in prepaid and other assets on the accompanying consolidated balance sheets.

6. Leases

        The Company leases uplink and transponder capacity and copiers under long-term lease agreements that are accounted for as capital leases. The capital lease liabilities are included as components of both accounts payable and accrued liabilities and non-current accrued liabilities in the accompanying consolidated balance sheets. In addition, the Company leases uplink services and office facilities under operating leases that are generally non-cancelable. These leases expire at various dates

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

6. Leases (Continued)

through June 2019, and some contain escalation clauses and renewal options. Future minimum lease payments under the agreements as of December 31, 2012, are as follows:

Years Ending December 31,	Capital Leases	Operating Leases(1)
(in thousands)
2013	$2,251	$5,553
2014	2,175	5,713
2015	2,167	3,615
2016	2,160	795
2017	2,160	—
Thereafter	4,230	—

Total minimum lease payments	15,143	$15,676

Less amount representing interest (at implicit rates of 9.38%, 6.30% 3.91% and 3.31% )	(4,024)

Present value of net minimum lease payments	11,119
Less current maturities	(1,266)

Long term obligation	$9,853

(1)
Includes cancellable amounts related to parking spaces for our Los Angeles, California, office in the amounts of $119,000 for 2013 and 2014 and $89,000 for 2015.

        Rent expense under the operating leases was $3.2 million, $3.1 million and $3.4 million for the years ended December 31, 2010, 2011 and 2012, respectively. Amortization of the uplink and transponder asset held under a capital lease is recorded as amortization of capital lease on the accompanying statements of operations.

        The Company accrues and recognizes rent expense for operating leases on a straight line basis over the term of the lease, including rental holidays. The Company uses the initial lease term, including the free rent holiday period, to determine the lease term.

        Revenue associated with the Company's sale of excess digital network capacity on a transponder is included in other revenue. Such amounts were $126,000 in 2010 and $252,000 in both 2011 and 2012, respectively. The Company anticipates that is will recognize $252,000 in 2013 and $105,000 in 2014, after which the arrangement will have concluded.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

7. Revolving Credit Facilities, Term Loan, and the Notes

Credit Facilities and Term Loan

        At December 31, 2011 and 2012, the Company had no outstanding borrowings under a $30.0 million revolving credit facility issued by JP Morgan Chase Bank, N.A. on July 14, 2011. Interest expense on borrowings under the credit facilities for the years ended December 31, 2010, 2011 and 2012, was $4,000, $0, and $0, respectively. There were no letters of credit outstanding at December 31, 2011. One letter of credit was outstanding in the amount of $202,000 at December 31, 2012. Commitment fees on the Credit Facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the years ended December 31, 2010, 2011 and 2021, was $123,000, $132,000 and $152,000, respectively.

        On July 14, 2011, in connection with the 2011 Refinancing, the Company entered into a new $240.0 million credit agreement (the "Credit Agreement") with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for the Term Loan, a seven year $210.0 million senior secured term loan facility, and the five year $30.0 million senior secured super-priority revolving credit facility referred to above. The Term Loan was issued at a discount of 1.0% or $2.1 million.

        The Term Loan was drawn on July 14, 2011, at LIBOR at the Company's election. All LIBOR term loans will bear interest at the LIBOR Rate (subject to a minimum rate of 1.25%) plus 4.50%. The interest rate at both December 31, 2011 and 2012 was 5.75%.

        The provisions of the Term Loan require Crown Media Holdings to make principal payments of $525,000 at each quarter's end, commencing September 30, 2011, until maturity on July 14, 2018. The Company is required to make additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the Credit Agreement) of Crown Media Holdings for the remainder of 2011, and each year thereafter, which percentage will be reduced to 25% if the Consolidated Leverage Ratio (as defined in the Credit Agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the Consolidated Leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds of dispositions or casualty events if Crown Media Holdings has not invested such proceeds within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or Preferred Stock not otherwise permitted by the Credit Agreement. The Company plans to make a combined mandatory and discretionary payment for 2012 of $17.5 million, which is included among current maturities of long-term debt in the accompanying consolidated balance sheet.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

7. Revolving Credit Facilities, Term Loan, and the Notes (Continued)

        The credit facility contains a number of affirmative and negative covenants. The Company was in compliance with these covenants as of December 31, 2012.

        The Company made principal payments of $1.1 million and $19.6 million under the Term Loan during the years ended December 31, 2011 and 2012, respectively. Interest expense under the Term Loan was $6.0 million and $12.2 million for years ended December 31, 2011 and 2012, respectively. After giving effect to the amortization of associated debt issuance costs and original issue discount, the effective interest rate of the Term Loan was approximately 6.3% during both the years ended December 31, 2011 and 2012.

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

        Interest expense under the Notes was $14.8 million and $32.2 million for the years ended December 31, 2011 and 2012, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during both the years ended December 31, 2011 and 2012.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

7. Revolving Credit Facilities, Term Loan, and the Notes (Continued)

Maturities

        The aggregate maturities of long-term debt including estimated future interest for each of the five years subsequent to December 31, 2012, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
The Notes, due July 15, 2019	$520,500	$31,500	$31,500	$31,500	$31,500	$31,500	$363,000
Term Loan, due July 14, 2018(1)	243,276	29,818	11,950	11,828	11,732	11,583	166,365

	$763,776	$61,318	$43,450	$43,328	$43,232	$43,083	$529,365

(1)
The Company only estimated the excess cash flow payment for 2012, which will be paid in 2013. The Company did not estimate excess cash flow payments for the remaining periods. Excess cash flow payments made in future periods will affect amounts due in future periods.

Early Extinguishment of Debt and Redemption of Preferred Stock

        The proceeds of the Term Loan and the Notes were used by the Company to (i) repay borrowings under the Term A Loan and Term B Loan, both of which were payable to HCC and (ii) redeem all of the Company's outstanding Preferred Stock, all of which was held by HCC.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

8. Related Party Obligations

2011 Refinancing Transaction

        The proceeds of the Notes, the Term Loan and extensions of credit under the Credit Agreement were used to repay all borrowings under the Term A and Term B Loans and to redeem all the Preferred Stock, consisting of 185,000 shares held by HCC. On July 14, 2011, the Company (i) paid principal and interest of $191.4 million and $115.5 million under its Term A and Term B Loans, respectively, (ii) redeemed its Preferred Stock of $185.0 million and (iii) paid dividends on its Preferred Stock of $993,000.

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

For the Years Ended December 31, 2010, 2011 and 2012

8. Related Party Obligations (Continued)

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

		$1,157,847

        See Note 11 for information related to an imputed discount that arose with the issuance of Preferred Stock and the related effect on the determination of net income per share.

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

Notes and Interest Payable to HCC

        On December 14, 2001, the Company executed a $75.0 million promissory note with HCC. Interest was payable in cash, quarterly in arrears five days after the end of each calendar quarter. During 2010

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

8. Related Party Obligations (Continued)

the Company paid $4.3 million for interest. The Company's obligations under this note, including $108.6 million of principal, were extinguished on June 29, 2010, in connection with the Recapitalization.

        On October 1, 2005, the Company converted approximately $132.8 million of its license fees payable to a Hallmark Cards affiliate to a promissory note subsequently transferred to HCC. During 2010 the Company paid $6.8 million for interest. The Company's obligations under this note, including $170.1 million of principal, were extinguished on June 29, 2010, in connection with the Recapitalization.

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

Hallmark Guarantee; Interest and Fee Reductions

        Hallmark Cards unconditionally guaranteed the Company's obligations to JPMorgan Chase Bank under the credit facility that expired on July 14, 2011. This credit support provided by Hallmark Cards resulted in reductions in the interest rate and commitment fees under the credit facility through July 14, 2011; however, the Company agreed to pay and has paid an amount equal to the reductions in the interest rate and commitment fees to Hallmark Cards. The Company paid Hallmark Cards a reduction amount of the interest rate and commitment fees equal to 0.75% and 0.125%, respectively. Interest expense to HCC in connection with the JPMorgan Chase Bank credit facility was $1,000 for the year ended December 31, 2010. Commitment fee expense for the years ended December 31, 2010, 2011 and 2012, was $41,000, and $20,000 and $0, respectively.

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

For the Years Ended December 31, 2010, 2011 and 2012

8. Related Party Obligations (Continued)

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

9. Related Party Transactions

Tax Sharing Agreements

        Pursuant to the federal tax sharing agreement entered into with Hallmark Cards on March 11, 2003, the Company's results of operations for federal income tax reporting purposes became a part of Hallmark Cards' consolidated federal tax group and remained so until October 31, 2012. On that later date, Hallmark Cards transferred ownership of 40 million shares of the Company's common stock to a German subsidiary of Hallmark Cards that is not part of Hallmark Cards' consolidated federal tax group. This transfer of Company stock reduced the percentage of the Company's common stock collectively owned by members of Hallmark Cards' consolidated federal tax group to less than 80%, the minimum threshold required for inclusion in a consolidated federal income tax return. Effective November 1, 2012, the Company became a separate-company taxpayer for federal income tax reporting purposes. The stock transfer and resulting separate-company taxpayer status are referred to as the "Federal Tax Deconsolidation."

        The purpose of the Federal Tax Deconsolidation was to enable the Company to benefit from approximately $692.0 million of net operating losses it incurred prior to March 11, 2003 (the "SRLY NOLs"). Because of limitations imposed by the Internal Revenue Code of the United States, Hallmark Cards was restricted in its ability to utilize the SRLY NOLs. As a separate-company taxpayer, the Company will be limited in the use of the SRLY NOLs only by its ability to generate sufficient future taxable income. If not utilized, the SRLY NOLs will expire in periods from 2018 through 2021.

        For each of the periods in which it was a member of Hallmark Cards' consolidated federal tax group, the Company either (i) received from Hallmark Cards the incremental tax benefit related to the loss it contributed to the consolidated return or (ii) paid Hallmark Cards the incremental tax associated with the taxable income it contributed to the consolidated return. Payments received from Hallmark Cards or credited against amounts owed by the Company to any other member of Hallmark Cards' consolidated federal tax group have been recorded as additions to paid-in capital. Amounts owed or payments made to Hallmark Cards or to any member of Hallmark Cards' consolidated group in excess of current tax expense have been recorded as reductions to paid-in capital.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

9. Related Party Transactions (Continued)

        Amounts owed and paid to Hallmark Cards pursuant to the federal tax sharing agreement for 2010, 2011 and 2012 are summarized below.

	2010	2011	2012
	(in thousands)
Estimated federal tax liability payable to Hallmark Cards as reported at December 31	$9,662	$15,260	$18,868
Subsequently adjusted to returns as filed	(2,472)	623	—
Payments to Hallmark Cards during the years ended December 31,
2010	(9,662)	—	—
2011	—	(10,525)	—
2012	—	(3,923)	(17,831)
Application of overpayments	2,472	(1,435)	(1,037)

Balance as of December 31, 2012	$—	$—	$—

In 2010 the Company also paid $3.2 million against the amounts owed for the 2009 tax year.

        Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or HEH. In connection therewith, HEH and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Cards (as successor to HEH upon the Recapitalization) and the Company file consolidated, combined or unitary state tax returns in some states. The Company makes tax-sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company's taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization. In connection with the Recapitalization, Hallmark Cards agreed to waive the Company's state tax liability associated with the 2010 cancellation of debt income in those states in which Hallmark Cards and the Company file a combined return.

        During 2011, the Company paid Hallmark Cards $751,000 with respect to the state tax sharing agreement primarily related to changes in California tax law for the 2010 tax year. During 2012, the Company paid Hallmark Cards approximately $495,000 with respect to the state tax sharing agreement for the 2011 tax year. For the year ended December 31, 2012, it is estimated that the Company will owe Hallmark Cards approximately $334,000 with respect to the state tax sharing agreement, which will be paid during 2013. This amount will be payable two days prior to the due date of the state tax returns.

        The Company will continue to be included in Hallmark Cards' consolidated or combined returns for certain states.

Services Agreement with Hallmark Cards

        Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services. In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards' services were $387,000 for 2010, $448,000 for 2011and $457,000 for 2012.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

9. Related Party Transactions (Continued)

        At December 31, 2011, and 2012, the Company's payables to Hallmark Cards affiliates on the accompanying condensed consolidated balance sheets were $4.1 million and $1.2 million, respectively. The December 31, 2011, balance was comprised of $2.8 million of taxes due under the federal and state tax sharing agreements and $1.3 million of assigned license payments. The December 31, 2012, balance was comprised of $188,000 of invoices paid on the Company's behalf, $431,000 of taxes and $620,000 of assigned license payments.

"Hallmark Hall of Fame" Programming License Agreement

        In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 58 "Hallmark Hall of Fame" movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, which commenced at various times between 2007 and 2010. The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various 10-year exhibition windows.

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

        On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards provided the Company one-week, limited play licenses for each of six new "Hallmark Hall of Fame" two-hour movies produced by Hallmark Cards over the two-year contract term. In exchange for approximately two-thirds of the advertising units otherwise available during each airing of the movies, Hallmark Cards has or will pay the Company $3.4 million of cash ratably as the individual licenses open. The Company has estimated the fair value of the program licenses to be approximately $1.0 million. The Company will recognize total advertising revenue of approximately $4.4 million as it fulfills its advertising obligation to Hallmark Cards. As of the date of this Report, four of such movies have aired on Hallmark Channel.

hoops & yoyo and Jingle Pup

        During November and December of 2009 and February of 2010, hoops & yoyo, popular animated characters created and owned by Hallmark Cards, hosted certain original movies airing on Hallmark Channel. The characters appeared intermittently during the airing of the movies to provide commentaries and narratives pertinent to the movies. Hallmark Cards provided the content and no license fee was paid by the Company to Hallmark Cards for such content.

        During the holiday season in 2011, Jingle Pup and hoops & yoyo animated specials, each of which is 30-minutes in length, aired on Hallmark Channel. The license term for Jingle Pup is from November 2011 through December 2020 and the term for hoops & yoyo is from December 2011 through December 2016. The Company entered into license agreements with Hallmark Cards for two new

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

9. Related Party Transactions (Continued)

animated specials, hoops & yoyo Haunted Halloween and Jingle & Bell's Christmas Star, which aired in 2012. The license term for hoops & yoyo Haunted Halloween and Jingle & Bell's Christmas Star is from 2012 through 2016 and from 2012 through 2021, respectively.

Trademark Agreement with Hallmark Cards

        Crown Media United States has a trademark license agreement with Hallmark Licensing, LLC, an affiliate of Hallmark Cards, for use of the "Hallmark" mark for Hallmark Channel and for Hallmark Movie Channel. In connection with the 2011 Refinancing, Hallmark Licensing, LLC extended these existing trademark licenses for an additional period terminating the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements.

        The Company is not required to pay any royalty fees under the trademark license agreements. Accordingly, no amounts have been reflected in the consolidated balance sheets or consolidated statements of operations and of the Company for these licenses.

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

        On January 2, 2008, the Company and NICC executed an agreement (the "Modification Agreement") to resolve mutual disputes related to a December 2005 agreement (the "December 2005 NICC Agreement"). As part of the Modification Agreement, we agreed to pay NICC $3.8 million in equal installments on each January 20 of 2008, 2009 and 2010. In addition to paying VISN $25.0 million in 2010 for the redemption of the preferred interest, the Company paid NICC $2.8 million during the year ended December 31, 2010, in connection with the provisions of the Company Agreement, the December 2005 NICC Agreement and the Modification Agreement. Such payments fulfilled the Company's obligations to NICC and VISN.

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

For the Years Ended December 31, 2010, 2011 and 2012

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

12. Income Taxes

        As a result of the Federal Tax Deconsolidation, the Company's taxable income for the short period from January 1, 2012, through October 31, 2012, will be included in the federal income tax return of

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

12. Income Taxes (Continued)

Hallmark Cards' consolidated federal tax group. The Company will file a separate federal tax return for the short tax period from November 1, 2012, through December 31, 2012, and the years thereafter.

        Prior to 2011, the entire amount of the Company's net deferred tax assets was offset by a valuation allowance. During 2011 management determined that it was more likely than not that the Company would realize a significant portion of its deferred tax assets, principally net operating loss carryforwards. Accordingly, the Company released $236.0 million of the valuation allowance. As of December 31, 2012, management determined that it was more likely than not that the Company will realize an additional portion of the benefit of its deferred tax assets. Accordingly, during the fourth quarter of 2012, the Company has released an additional $54.2 million of the valuation allowance.

        Notwithstanding the periods during which the Company was a member of Hallmark Cards' consolidated federal tax group, the Company has continuously accounted for income taxes as if it were a separate-company taxpayer. For financial reporting purposes, the losses incurred while the Company was included in the Hallmark consolidated return were recorded as a tax benefit offset by a valuation allowance. However, upon exit from Hallmark Cards' consolidated federal tax group, since the Company would be filing tax returns on separate company basis, that portion of the Company's net operating losses that had previously been utilized by Hallmark Cards' consolidated federal tax group, was not available to the Company as a separate-company taxpayer. Accordingly, in the fourth of quarter of 2012, deferred tax assets, specifically the component related to net operating losses and the valuation allowance, were each reduced by $229.7 million.

        The Recapitalization generated net cancellation of debt income of $147.0 million. Accordingly, the Company generated federal and state taxable income in 2010 for both regular tax and alternative minimum tax ("AMT") purposes. For regular tax purposes, this income was fully offset by net operating loss carryforwards. However, for federal AMT purposes, loss carryforwards were used to offset the AMT income, subject to a 90% limitation. As a result, in 2010 the Company recorded an income tax expense of $3.3 million for the AMT in its consolidated statements of operations. In 2011 and 2012, the AMT expense recognized was $862,000 and $268,000.

        However, as a result of being included in the consolidated tax return of Hallmark Cards, this AMT expense was not required to be paid to the Internal Revenue Service nor to Hallmark Cards under the tax sharing agreement through October 31, 2012. Accordingly, the Company reduced the liability for the aforementioned AMT and increased paid-in capital. The net result for AMT calculated as if the Company was a separate taxpayer was a charge to the consolidated statements of operations and a corresponding credit to paid-in capital. At December 31, 2012, the Company included $268,000 of federal AMT payable for November 1 through December 31, 2012, as a component of accounts payable and accrued liabilities on the accompanying consolidated balance sheet. This amount is due on March 15, 2013.

        In recent years, changes enacted by various states have served to defer the effectiveness of the Company's net operating loss carryforwards. Effective October 2010, California suspended the use of tax loss carryforwards for 2010 and 2011. Also, Colorado has suspended NOLs in excess of $250,000 for 2011 through 2013 and Illinois has suspended the use of NOLs for 2011 through 2013. Additionally, New York and New York City have taxes based on capital.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

12. Income Taxes (Continued)

        Income tax expense (benefit) for the years ended December 31, 2010, 2011 and 2012, comprised the following:

	Current	Deferred	Total
	(In thousands)
2012:
Federal	$268	$(21,819)	$(21,551)
State and local	477	(1,530)	(1,053)

Total	$745	$(23,349)	$(22,604)

2011:
Federal	$858	$(221,000)	$(220,142)
State and local	553	(15,000)	(14,447)

Total	$1,411	$(236,000)	$(234,589)

2010:
Federal	$3,304	$—	$3,304
State and local	5,506	—	5,506

Total	$8,810	$—	$8,810

        The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the financial statements:

	Years Ended December 31,
	2010	2011	2012
	(In thousands)
Tax computed at 35%	$11,512	$29,472	$29,662
State taxes, net	1,296	1,923	1,795
Other	(171)	650	248
Change in tax rate applicable to deferred tax assets	22,055	943	(140)
Increase (decrease) in valuation allowance	(25,882)	(267,577)	(54,169)

Income tax provision	$8,810	$(234,589)	$(22,604)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

12. Income Taxes (Continued)

        The components of Crown Media Holdings' deferred tax assets and liabilities are comprised of the following:

	Years Ended December 31,
	2011	2012
	(In thousands)
Deferred tax assets:
Bad debt reserve	$68	$91
Accrued compensation	2,170	2,678
Net operating loss	530,476	275,260
Depreciation	4,157	4,048
Sale of international business and film assets	1,470	1,329
Audience deficiency unit reserve	3,818	2,107
Other	—	364
AMT credit	4,165	268
Valuation allowance	(310,128)	(26,242)

Total deferred tax assets	236,196	259,903
Deferred tax liabilities:
Other	(196)	(554)

Total deferred tax liabilities	(196)	(554)

Net deferred taxes	$236,000	$259,349

        As of December 31, 2011, the Company had approximately $692.0 million of federal net operating losses incurred prior to March 11, 2003, the date it became part of Hallmark Cards' consolidated federal tax group. Because of limitations in the Treasury consolidated return regulations, Hallmark Cards had not been able to utilize the SRLY NOLs.

        The Federal Tax Deconsolidation removes the limitation on the Company's use of the SRLY NOLs. Therefore, as a result, the deferred tax asset and valuation allowance related to the federal NOLs incurred while the Company was included in Hallmark Cards' consolidated federal tax group and utilized by Hallmark Cards' consolidated federal tax group have also been removed. The deferred tax asset and related valuation allowance related to the AMT credits recognized while the Company was included in Hallmark Cards' consolidated federal tax group and calculated as if the Company were a separate taxpayer have been removed. Accordingly, the Company has a deferred tax asset of $237.5 million related to the cumulative SRLY NOLs as of December 31, 2012.

        As of December 31, 2012, the Company has federal NOL carry forward of $678.6 million and various state NOL carry forwards. The determination of the state NOL carry forwards depends on apportionment percentages and state laws that can change from year to year and impact the amount of such carry forwards. If unutilized, the federal NOLs will expire between 2018 and 2021, and the state NOLs will expire between 2013 and 2032.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

12. Income Taxes (Continued)

        At December 31, 2011 and 2012, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.

        At December 31, 2011 and 2012, we have no accrued interest related to uncertain tax positions.

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

        In September 2012, the Company obtained a private letter ruling from the Internal Revenue Service in support of its position that as a result of the Federal Tax Deconsolidation, it will no longer be part of Hallmark Cards' consolidated federal tax group and the restrictions on its ability to utilize the NOLs will no longer apply.

        As of 2012, the Company has separate company nexus in New York, Colorado and Georgia and has also been included in the combined state tax returns of Hallmark Cards or HCC for California and Illinois. NOL's are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute.

13. Fair Value

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2011 and 2012.

	December 31, 2011		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term Loan and interest payable (Level 3)	$209,578	$201,346	$187,670	$188,046
The Notes and interest payable (Level 2)	314,525	330,278	314,438	352,368

        ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2011 and 2012, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

        At December 31, 2011 and 2012, the fair values of the Level 3 financial instruments were $201.3 million and $188.0 million, respectively. No transfers between levels occurred during 2011 and 2012.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

13. Fair Value (Continued)

        Accounts payable and receivable are carried at reasonable estimates of their fair values because of the short-term nature of these instruments. Interest rates on borrowings under the bank credit facility are for relatively short periods and variable. Therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates. The credit spread on the debt is fixed, but the market rate will fluctuate. Only a significant change in the creditworthiness of the Company would impact the credit spread. The Company believes that there has not been a significant change in this regard since issuance.

14. Share-Based Compensation

        Crown Media Holdings had one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (the "Plan"), which covered three types of share-based compensation: Stock Options, Restricted Stock Units ("RSU") and Share Appreciation Rights ("SAR"). The Company now has one incentive plan, the 2012 Crown Media Holdings, Inc. Long Term Incentive Plan (the "Plan"). The Plan covers stock appreciation rights ("SAR"), long term incentive awards ("LTIP Awards") and other awards that are not stock-based.

Stock-Based Compensation

        The Company recorded $324,000, $67,000 and $237,000 of compensation expense associated with the employment and performance RSUs during the years ended December 31, 2010, 2011 and 2012, respectively, which has been included in selling, general and administrative expense on the accompanying consolidated statements of operations. These awards are included as liabilities in accounts payable and accrued liabilities in the accompanying consolidated balance sheets due to the Company's history of settling these awards in cash.

        As of December 31, 2011 and 2012, there was no unrecognized compensation cost, related to non-vested stock options granted to the Company's employees. The closing price of a share of the Company's common stock, which is used to calculate the year end RSU liabilities, was $1.21 and $1.85 on December 31, 2011 and 2012, respectively. As of December 31, 2011 and 2012, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company's directors, in the amount of $236,000 and $99,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

General Stock Option Information

        Crown Media Holdings may grant options for up to 10.0 million shares under the Plan. The stock options expire 10 years from the date of grant and generally vest over service periods that range from date of grant to four years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

        There were no stock option grants in 2010, 2011 and 2012. At December 31, 2012, no stock options were outstanding.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

14. Share-Based Compensation (Continued)

        A summary of the status of the Company's Stock Option Plan at December 31, 2011 and 2012, and changes during the years then ended is presented below:

	Shares (in thousands)	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2010	65		$13.82	0.82	$0.00
Options cancelled	(27)	$16.38 - 17.45	$16.47

Balance, December 31, 2011	38		$11.90	0.23	$0.00
Options cancelled	(38)	$9.76 - 12.50	$11.90

Balance, December 31, 2012	—		$0.00	0.00	$0.00

Exercisable	—		$0.00	0.00	$0.00

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

        We recognize compensation cost, net of estimated forfeitures, over the vesting term and include changes in fair value at each reporting period. Our cash settlements for the years ended December 31, 2010, 2011 and 2012 were as follows:

Settlement Amount (in thousands)
2010	$163
2011	154
2012	231

Total	$548

        The Company granted 125,581 and 192,317 RSUs in August 2010 and 2011, respectively, to members of its Board of Directors who were not employees of the Company or Hallmark Cards and its subsidiaries. These RSUs are part of the compensation of directors consisting of the annual grant of RSUs valued at $45,000 through 2011.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

14. Share-Based Compensation (Continued)

        A summary of the status of the Company's RSUs at December 31, 2011 and 2012, and changes during the years then ended is presented below:

Board of Directors RSUs	Units	Weighted-Average Remaining Contractual Term in Years
Nonvested Balance, December 31, 2010	241,318	2.08
Units issued	192,317
Units settled in cash	(108,417)

Nonvested Balance, December 31, 2011	325,218	2.07
Units issued	—
Units cancelled	(54,202)
Units settled in cash	(129,289)

Nonvested Balance, December 31, 2012	141,727	1.38

15. Employee Benefits

Benefit Plans

        Crown Media Holdings adopted a 401(k) retirement plan for all of its United States employees effective January 1, 2002. All eligible employees not otherwise enrolled were automatically enrolled into the plan; thereafter, all eligible new hires and rehires will be automatically enrolled in the plan. Employees will have 90 days to terminate his or her participation in the plan and the plan will refund any contributions. Employees that qualify for participation can contribute up to 60% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after-tax salary, not to exceed 60% total of combined and pre-tax and after-tax contributions. Additionally, for every dollar up to six percent of salary an employee contributes, Crown Media Holdings will contribute fifty cents. Crown Media Holdings contributed and expensed $417,000, $480,000 and $430,000 for the years ended December 31, 2010, 2011 and 2012, respectively. These amounts were included in selling, general and administrative expense in the accompanying consolidated statement of operations for the years ended December 31, 2010, 2011 and 2012, respectively.

Deferred Compensation Plans

        The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $1.5 million and $1.6 million at December 31, 2011 and 2012, respectively, are included on the accompanying consolidated balance sheets among current and non-current accrued liabilities.

        The Company also sponsors a deferred compensation plan for its Board of Directors. Participants in this plan earn interest on their deferred compensation. Related liabilities of $394,000 and $411,000 at December 31, 2011 and 2012, respectively, are included on the accompanying consolidated balance sheets among current and non-current accrued liabilities.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

15. Employee Benefits (Continued)

Long Term Incentive Compensation Agreements

        In the second quarter of 2009, the Company granted Long Term Incentive Compensation Agreements ("LTI Agreements") to each vice president, senior vice president, executive vice president and president of the Company. The target award under each LTI Agreement was a percentage of the employee's base salary and ranged from $26,000 to $469,000. Of each grant, 50% was an Employment Award (as defined under the LTI Agreements) and 50% was a Performance Award (as defined under the LTI Agreements). The Employment Award vested on August 31, 2011, and was settled in cash on September 2, 2011, in the amount of $1.1 million. A portion of the Performance Award vested on December 31, 2010, and was subsequently settled in the first quarter of 2011 in the amount of $157,000; the remainder did not vest.

        In the first quarter of 2010, the Company granted LTI Agreements ranging from $25,000 to $536,000. The 50% Employment Award vested and was settled in cash on August 31, 2012, in the amount of $1.2 million. A portion of the Performance Award vested on December 31, 2012, and will be settled during the first quarter of 2013 in the amount of $612,000; the remainder did not vest.

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

        During the third quarter of 2012, the Company granted LTI agreements of $20,000 to each independent director that will vest on August 16, 2013, if the performance criteria for the 2012 fiscal year are achieved and the necessary service has been provided. On December 31, 2012, the performance criteria were achieved. As the independent directors must continue to perform service through August 16, 2013, the Company has, and will continue, recognizing expense over the service period. Additionally, the Company granted LTI agreements of $50,000 to each independent director that will vest on December 31, 2014, if the performance criteria are achieved, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2014, but by no later than March 15, 2015.

        Vesting of the 2010, 2011 and 2012 Performance Awards was determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the LTI Agreement.

        The Company recorded $1.3 million, $1.7 million and $2.8 million of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

15. Employee Benefits (Continued)

years ended December 31, 2010, 2011 and 2012, respectively, related to these agreements. Additionally, the $2.2 million and $3.6 million liabilities for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2011 and 2012, respectively.

16. Commitments and Contingencies

        In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

        An entity providing licensed programming is required to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both gross assets and liabilities of $199.6 million and $165.9 million as of December 31, 2011 and 2012, respectively, related to committed programming rights payable with airing windows which begin subsequent to period-end.

        Contractual maturities of long-term obligations over the next five years and the period thereafter are as follows (in thousands):

	Scheduled Payments by Period in Thousands
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
The Notes(1)	$520,500	$31,500	$31,500	$31,500	$31,500	$31,500	$363,000
Term Loan(1)	243,276	29,818	11,950	11,828	11,732	11,583	166,365
Capital lease obligations(1)	15,143	2,251	2,175	2,167	2,160	2,160	4,230
Operating leases	15,676	5,553	5,713	3,615	795	—	—
Programming rights payable for current and future windows(2)(3)	308,541	143,258	64,606	41,035	24,737	10,378	24,527
Executory contracts	452	382	35	35	—	—	—
Promotion and placement fees	6,000	1,050	1,050	1,050	1,050	300	1,500
Deferred compensation and interest	2,028	429	585	532	162	17	303
Other payables to buyer of international business	492	387	53	41	11	—	—
Other payables to buyer of film assets	3,288	3,288	—	—	—	—	—

Total Contractual Cash Obligations	$1,115,396	$217,916	$117,667	$91,803	$72,147	$55,938	$559,925

(1)
Includes estimated future interest.

(2)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

16. Commitments and Contingencies (Continued)

(3)
Contains airing windows that open subsequent to December 31, 2012. Therefore, the additional liability is not included on the balance sheet as of December 31, 2012.

        At December 31, 2010, 2011 and 2012, the Company owed $3.3 million, $2.1 million and $0, respectively, payable quarterly under a variable rate program license arrangement.

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

        The accompanying consolidated balance sheets include approximately $1.8 million and $382,000 in accounts receivable at December 31, 2011 and 2012, respectively, for litigation costs for which the Company expects to be reimbursed by its insurance company. Similarly, the accompanying consolidated balance sheets include approximately $202,000 and $0 in accounts payable and accrued liabilities at December 31, 2011 and 2012, respectively, related to litigation costs.

Guarantee

        As discussed further under Programming Rights, RHIED assigned to Hallmark Cards its right to receive $5.3 million in programing rights payable from the Company. The assignment relates to a 2002 guarantee issued by HEH to an unaffiliated movie production company on behalf of RHIED. At that time, HEH was a wholly-owned subsidiary of Hallmark Cards and an intermediate parent of the Company. Also at that time, RHIED was a wholly-owned subsidiary of HEH; it ceased to be affiliated with Hallmark Cards in January 2006. As part of the Recapitalization, HEH was merged with the Company. In August 2010 the unaffiliated production company made demand of the Company for payment of amounts owed by RHIED. Hallmark Cards subsequently assumed defense of the claim and fully indemnified the Company. On December 10, 2010, RHIED filed for reorganization in bankruptcy.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

16. Commitments and Contingencies (Continued)

Pursuant to a settlement and release agreement among the unaffiliated production company, RHIED, Hallmark Cards and the Company, the Company's obligation under the guarantee was extinguished. The settlement and release agreement was approved by the bankruptcy court on February 17, 2011 and became final and non-appealable on March 3, 2011.

17. Segment Reporting

        During 2010, 2011 and 2012, the Networks comprise the Company's sole operating segment. The Company has evaluated performance and allocated resources based on the results of this segment. The key operating performance criteria used in this evaluation include revenue, loss from continuing operations and total assets.

18. Quarterly Information (Unaudited)

        The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2011 and 2012.

	Quarters Ended
2011	March 31	June 30	September 30	December 31	Full Year
Total revenue	$73,595	$76,150	$74,048	$99,568	$323,361
Programming costs	(32,107)	(36,265)	(32,334)	(36,076)	(136,782)
Operating costs	(2,952)	(2,941)	(3,133)	(3,240)	(12,266)
Selling, marketing, general and administrative expenses	(16,471)	(13,445)	(16,429)	(19,150)	(65,495)
Gain on extinguishment of indemnification	—	—	—	1,246	1,246

Income from operations	22,065	23,499	22,152	42,348	110,064
Interest expense	(1,795)	(1,535)	(10,556)	(11,971)	(25,857)
Income tax provision	43,827	(419)	191,685	(504)	234,589
Gain on sale of discontinued operations	—	189	(1)	1	189

Net income	$64,097	$21,734	$203,280	$29,874	$318,985

Net income per common share	$0.13	$0.03	$0.45	$0.08	$0.69

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2010, 2011 and 2012

18. Quarterly Information (Unaudited) (Continued)

	Quarters Ended
2012	March 31	June 30	September 30	December 31	Full Year
Total revenue	$83,774	$86,740	$77,055	$102,301	$349,870
Programming costs	(34,135)	(34,538)	(29,717)	(36,159)	(134,549)
Operating costs	(3,069)	(3,668)	(3,302)	(3,665)	(13,704)
Selling, marketing, general and administrative expenses	(15,203)	(15,356)	(14,521)	(25,732)	(70,812)

Income from operations	31,367	33,178	29,515	36,745	130,805
Interest expense	(11,773)	(11,431)	(11,451)	(11,401)	(46,056)
Income tax provision	(7,324)	(8,274)	(6,566)	44,768	22,604

Net income	$12,270	$13,473	$11,498	$70,112	$107,353

Net income per common share	$0.03	$0.04	$0.03	$0.19	$0.30

        See notes 3, 12 and 16 above for discussions regarding non-routine quarterly activity.

        In accordance with ASC 740, the Company recorded $44.2 million of tax benefit for the portion of the change in valuation allowance arising from expected realization of deferred tax assets in future years as a discrete item in the first quarter of 2011. During the third quarter of 2011, the Company recorded $191.8 million of tax benefit for the portion of the change in valuation allowance arising from expected realization of deferred tax assets in future years as a discrete item. Finally, in the fourth quarter of 2012, the Company recorded $54.2 million of tax benefit for the portion of the change in valuation allowance arising from expected realization of deferred tax assets in future years as a discrete item.