Form 10-Q
period 2013-03-31
CROWN MEDIA HOLDINGS INC
filed 2013-05-02
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

In this Quarterly Report on Form 10-Q the terms “Crown Media Holdings” or the “Company,” refer to Crown Media Holdings, Inc.  and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, including Crown Media United States, LLC (“Crown Media United States”).

The name “Hallmark” and other product or service names are trademarks or registered trademarks of entities owned by Hallmark Cards, Incorporated (“Hallmark Cards”).

Certain Terms

The following is a list of certain terms used throughout this Quarterly Report on Form 10-Q:

2011 Refinancing

The July 14, 2011 transaction pursuant to which the Company used the proceeds from the Term Loan and the Notes to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock.

Amendment No. 1	Amendment No. 1 to the Company’s Credit Agreement dated as of July 14, 2011 with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, as executed March 29, 2013.

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

Common Stock

Our Class A common stock, unless the context requires otherwise. As part of the Recapitalization, each outstanding share of Class B common stock was reclassified as a share of Class A common stock and the Class B common stock was eliminated.

CPM	Cost per thousand, or advertising rate per thousand viewers.

Federal Tax Deconsolidation

The effect of an agreement dated October 29, 2012, pursuant to which Hallmark Cards caused 40 million shares of the Company’s Common Stock to be transferred from HCC to a German subsidiary of Hallmark Cards, which is not part of Hallmark Cards’ consolidated federal tax group, thus reducing Hallmark Cards’ ownership of the consolidated federal tax group from 90.3% to 79.2%. As a result of such transfer, the Company is no longer part of the Hallmark Cards’ consolidated federal tax group for federal income tax purposes.

Hallmark Cards or Hallmark	Hallmark Cards, Incorporated, the Company’s ultimate parent.

Hallmark Channel	A 24-hour cable television destination for family-friendly programming and a leader in the production of original movies.

Hallmark Movie Channel

A 24-hour cable television destination dedicated to offering viewers a collection of movies and long form programming appropriate for the entire family, including a mix of Hallmark Channel original movies, classic theatrical films, and Hallmark Hall of Fame presentations

HCC	H C Crown, LLC, formerly H C Crown Corp., a subsidiary of Hallmark Cards; the Company’s immediate parent.

HEIC	Hallmark Entertainment Investments Co.; prior to the Recapitalization, a subsidiary of Hallmark Cards and the Company’s immediate parent. Subsequently merged out of existence in 2011.

Network or Networks	Hallmark Channel or Hallmark Movie Channel, individually or collectively, as the context requires.

Nielsen

Nielsen Media Research or The Nielsen Company; an information and measurement company, that provides information on marketing and consumer information, television and other media measurement, online intelligence, mobile measurement, trade shows and related assets.

Notes	The $300.0 million of the Company’s 10.5% senior unsecured notes due in 2019 issued in connection with the 2011 Refinancing.

Preferred Stock	Shares of the Company’s Series A preferred stock issued in connection with the Recapitalization and subsequently redeemed in connection with the 2011 Refinancing.

Recapitalization

The June 29, 2010 transaction pursuant to which the Company extinguished approximately $1.2 billion owed to HCC and Hallmark Cards upon issuance of (i) the Term A Loan, the Term B Loan and Preferred Stock in the aggregate face amount of $500 million and (ii) Common Stock.

Scatter Market	The period after the close of the Upfront Season during which advertising is sold in close proximity to its air date.

Subscriber	A household that receives, on a full or part-time basis, a network as part of a program package or a program tier of a distributor.

Term A Loan	The $200.0 million term loan issued by the Company to HCC in connection with the Recapitalization.

Term B Loan	The $115.0 million term loan issued by the Company to HCC in connection with the Recapitalization.

Term Loan	The $210.0 million senior secured term loan issued July 14, 2011, as amended March 29, 2013.

Upfront Season

The period of time (usually during the month of May) when advertisers commit to a certain volume of advertising for the fourth quarter of the same year and the first three quarters of the following year.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,	As of March 31,
	2012	2013

ASSETS

Cash and cash equivalents	$43,705	$18,269
Accounts receivable, less allowance for doubtful accounts of $245 and $267, respectively	92,062	83,019
Programming rights	85,946	82,265
Prepaid programming rights	13,820	22,502
Deferred tax assets, net	34,200	34,200
Prepaid and other assets	2,326	2,200
Total current assets	272,059	242,455

Programming rights	174,971	184,130
Prepaid programming rights	13,748	12,241
Property and equipment, net	10,455	10,152
Deferred tax assets, net	225,149	217,126
Debt issuance costs, net	10,421	11,209
Prepaid and other assets	3,826	3,935
Goodwill	314,033	314,033
Total assets	$1,024,662	$995,281

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(continued)

	As of December 31,	As of March 31,
	2012	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$25,801	$16,341
Audience deficiency reserve liability	5,679	6,594
Programming rights payable	112,503	98,204
Payables to Hallmark Cards affiliates	1,239	640
Interest payable	14,468	6,637
Current maturities of long-term debt	19,600	1,720
Total current liabilities	179,290	130,136

Accrued liabilities	15,852	14,992
Programming rights payable	30,121	36,056
Long-term debt, net of current maturities	468,040	468,205
Total liabilities	693,303	649,389

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2012 and March 31, 2013	3,597	3,597
Paid-in capital	2,062,751	2,062,751
Accumulated deficit	(1,734,989)	(1,720,456)
Total stockholders’ equity	331,359	345,892
Total liabilities and stockholders’ equity	$1,024,662	$995,281

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2013
Revenue:
Advertising	$62,986	$64,189
Advertising by Hallmark Cards	876	1,053
Subscriber fees	19,798	20,149
Other revenue	114	169
Total revenue, net	83,774	85,560
Cost of Services:
Programming costs
Non-affiliates	33,447	30,849
Hallmark Cards affiliate	688	843
Other costs of services	3,069	3,322
Total cost of services	37,204	35,014
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	14,355	15,007
Marketing expense	500	639
Depreciation and amortization expense	348	413
Income from operations before income tax expense	31,367	34,487
Interest expense	(11,773)	(11,348)
Income before income tax expense	19,594	23,139
Income tax expense	(7,324)	(8,606)
Net income and comprehensive income	$12,270	$14,533
Weighted average number of common shares outstanding, basic and diluted	359,676	359,676
Net income per common share, basic and diluted	$0.03	$0.04

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,270	$14,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,147	33,050
Provision for allowance for doubtful accounts	20	45
Income tax expense	7,324	8,153
Stock-based compensation	71	46
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,168	8,998
Additions to programming rights	(28,550)	(37,170)
Increase in prepaid and other assets	(17,220)	(7,516)
Increase (decrease) in accounts payable, accrued and other liabilities	2,210	(9,152)
Decrease in interest payable	(10,676)	(7,870)
Decrease in programming rights payable	(4,259)	(7,665)
Decrease in payables to Hallmark Cards affiliates	(1,325)	(1,428)
Net cash provided by (used in) operating activities	(4,820)	(5,976)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(92)	(251)
Net cash used in investing activities.	(92)	(251)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Term Loan	(18,025)	(17,350)
Capitalized debt issuance costs	—	(1,116)
Discount on issuance of debt	—	(430)
Principal payments on capital lease obligations	(285)	(313)
Net cash used in financing activities	(18,310)	(19,209)
Net decrease in cash and cash equivalents	(23,222)	(25,436)
Cash and cash equivalents, beginning of period	35,181	43,705
Cash and cash equivalents, end of period	$11,959	$18,269

Supplemental disclosure of cash and non-cash activities:
Interest paid	$21,955	$18,775
Reduction of additional paid-in capital for tax transactions	$5,001	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2012 and 2013

1. Business and Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its wholly-owned subsidiary Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television networks (collectively, the “Networks” or the “networks”) dedicated to high quality entertainment programming for adults and families, in the United States. Significant investors in the Company are H C Crown, LLC (“HCC”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”) and Hallmark Cards GmbH, a German subsidiary of Hallmark Cards.

The Company’s continuing operations are currently organized into one operating segment, the Networks.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the collectibility of accounts receivable, the valuation of goodwill, intangible assets and other long-lived assets, the net realizable value of programming rights, legal contingencies, indemnifications, barter transactions,  audience deficiency reserve liability and assumptions used in the calculation of income taxes and the related valuation allowance, among others.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $20,000 and $45,000 for the three months ended March 31, 2012 and 2013, respectively.

Barter Transactions

The Company enters into transactions that involve the exchange of its on-air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when delivered. The Company recognized $160,000 and $713,000 in barter advertising revenue during the three months ended March 31, 2012 and 2013, respectively.

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

Net Income per Share

Basic net income per share for each period is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share for each period is computed by dividing net income attributable to common stockholders by the weighted average number of common shares plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive.  Potential common shares consist of incremental common shares issuable upon the exercise of stock options.  Approximately 30,000 and 0 stock options for the three months ended March 31, 2012 and 2013, respectively, have been excluded from the determination of diluted net income per share because the individual effect in each instance was antidilutive.

Concentration of Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of accounting losses.

Four and five of our distributors individually accounted for more than 10% of our consolidated subscriber revenue and collectively accounted for 75% and 88% of our consolidated subscriber revenue during the three months ended March 31, 2012 and 2013, respectively.  Two of our distributors individually accounted for approximately 15% or more of our consolidated subscribers and collectively accounted for 47% and 44% of our subscribers during the three months ended March 31, 2012 and 2013, respectively. The loss of one of these distributors could have an adverse impact on the Company’s operations.

Two and three of our programming content providers individually accounted for more than 10% of our total license fee programming and collectively accounted for 45% and 61% of the consolidated programming liability as of March 31, 2012 and 2013, respectively. The loss of any one of these programming content providers could have an adverse impact on the Company’s operations.

Taxes on Income

Income tax expense or benefit comprises (i) amounts estimated to be payable or receivable with respect to the Company’s pre-tax income or loss for the period pursuant to the statutory provisions of the various federal, state and local jurisdictions to which the Company is subject and (ii) the reported changes in deferred tax assets and liabilities during the period.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the financial statements.

3. Programming Rights

Programming rights are comprised of the following:

	As of December 31,	As of March 31,
	2012	2013
	(In thousands)
Programming rights — non-affiliates
Acquired programming
Licensed for less than 12 years	$294,272	$309,701
Original programming
Licensed for less than 12 years	169,176	172,368
Licensed for 12 years or longer	4,440	8,737
Owned	5,772	9,578
Programming rights— Hallmark Cards affiliates
Licensed for less than 12 years	22,549	23,774
Programming rights, at cost	496,209	524,158
Accumulated amortization	(235,292)	(257,763)
Programming rights, net	$260,917	$266,395

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  The Company made no such changes in estimates during either of the three months ended March 31, 2012 and 2013.

At December 31, 2012, and March 31, 2013, $27.6 million and $34.7 million, respectively, of programming rights were included in prepaid programming rights on the accompanying condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

Programming rights payable are comprised of the following:

	As of December 31,	As of March 31,
	2012	2013
	(In thousands)
Programming rights payable — non-affiliates
Acquired programming	$102,367	$101,336
Original programming	25,085	17,443
Programming rights payable — Hallmark Cards affiliates	15,172	15,481
Total programming rights payable	142,624	134,260
Less current maturities	(112,503)	(98,204)
Long-term programming rights payable	$30,121	$36,056

Under certain license agreements with RHI Entertainment Distribution, LLC, a subsidiary of RHI (“RHIED”), the Company is obligated to pay $5.3 million through December 1, 2013.  In connection with its reorganization in bankruptcy, RHIED assigned its right to receive these license payments to Hallmark Cards.   During the three months ended March 31, 2012, the Company reclassified $698,000 from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards.  At December 31, 2012, the payable to Hallmark Cards affiliates includes $620,000 related to this assignment. During the three months ended March 31, 2013, the Company reclassified $698,000 from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.2 million to Hallmark Cards.  At March 31, 2013, the payable to Hallmark Cards affiliates includes $69,000 related to this assignment. Obligations relating to license periods that had not commenced as of December 31, 2012 and March 31, 2013, were $2.0 million and $1.3 million, respectively; accordingly, such amounts are not reflected in the accompanying unaudited condensed consolidated balance sheet.

4. Revolving Credit Facilities, Term Loan, and the Notes

Credit Facilities and Term Loan

On March 29, 2013, the Company and the related lender syndicate amended the Company’s credit agreement dated July 14, 2011. Among other things, the amendment served to (i) significantly reduce the nominal interest rates applicable to principal owed by the Company and (ii) extend the maturity of the $30.0 million revolving credit facility.

The amendment also served to modify the lender syndicate supporting the Term Loan.  For financial reporting purposes, the Company treated the transaction as a modification, as the present value of the cash flows did not substantially change.

The Company incurred costs of approximately $1.8 million in connection with the amendment, of which (i) $430,000, representing a 0.25% discount paid to all members of the lender syndicate and (ii) $1.1 million of debt issuance costs were paid to creditors and have been capitalized with respect to the Term Loan and will be amortized along with previously unamortized amounts related to syndicate members.  Third-party debt issuance costs of $260,000 were expensed and are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013.

The amendment reduced the Company’s minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% (the latter comprising a LIBOR floor of 1.00% plus an applicable rate of 3.00%).  The LIBOR floor was reduced by 25 basis points and the applicable rate was reduced by 150 basis points.  The July 14, 2018 maturity date for the Term Loan facility remains unchanged.

Prior to March 29, 2013, the Company made principal payments of $525,000 at each quarter’s end. Under the amended Term Loan, the Company is required to make quarterly principal payments of $430,000. The Company continues to be subject to requirements to remit additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended credit agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended credit agreement.

Under the amended revolving credit facility, the maturity was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced. At December 31, 2012, and March 31, 2013, the Company had no outstanding borrowings under the revolving credit facility.

The covenants in the amended credit agreement continue to limit the ability of Crown Media Holdings and certain of its subsidiaries to (1) incur indebtedness; (2) create or permit liens on assets; (3) make certain dividends, stock repurchases and redemptions and other restricted payments; (4) make certain investments; (5) prepay indebtedness; (6) enter into certain transactions with Crown Media Holdings’ affiliates; (7) dispose of substantially all of the assets of Crown Media Holdings; (8) merge or consolidate; (9) enter into new unrelated lines of businesses; and (10) enter into sale and leaseback transactions. The amended credit agreement also requires compliance with a maximum total leverage ratio test and a maximum total secured leverage ratio test, but permits, with certain limitations, certain equity contributions to be made to Crown Media Holdings to enhance its ability to comply with such ratio tests.

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of March 31, 2013.

At December 31, 2012, and March 31, 2013, the outstanding balance under the Term Loan, net of unamortized discount, was $187.6 million and $169.9 million, respectively. The Company made principal payments of $18.0 million and $17.4 million under the Term Loan during the three months ended March 31, 2012 and 2013, respectively.

Interest expense under the Term Loan was $3.3 million and $2.9 million for the three months ended March 31, 2012 and 2013, respectively. The effective interest rate was approximately 6.3% and 6.4% during the three months ended March 31, 2012 and March 31, 2013, respectively. The effective interest rate as of March 31, 2013 was 4.8%. The weighted average nominal interest rate was approximately 5.75% and 5.82% during the three months ended March 31, 2012 and March 31, 2013, respectively.

Interest expense under the revolving credit facility for both the three months ended March 31, 2012 and 2013, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2012, and March 31, 2013. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three months ended December 31, 2012, and March 31, 2013, was $38,000.

The Notes

On July 14, 2011, the Company issued the Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  The Notes are guaranteed on a senior basis by each of Crown Media Holdings’ subsidiaries (the “Guarantors”).

Commencing January 15, 2012, interest on the Notes became payable each January 15th and July 15th.  The Company is not required to make mandatory sinking fund payments with respect to the Notes.

The covenants in the related indenture (the “Indenture”) limit the ability of the Company to, among other things (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person.

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

Interest expense under the Notes was $8.0 million and $8.1 million for the three months ended March 31, 2012 and 2013, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended March 31, 2012 and 2013.

Maturities

The aggregate maturities of long-term debt including estimated future interest for each of the five years subsequent to March 31, 2013, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
Notes, due July 15, 2019	$504,750	$31,500	$31,500	$31,500	$31,500	$31,500	$347,250
Term Loan, due July 14, 2018	208,024	8,719	8,600	8,549	8,460	8,390	165,306
	$712,774	$40,219	$40,100	$40,049	$39,960	$39,890	$512,556

Guarantees

Because Crown Media Holdings has no independent assets or operations, the guarantees by the subsidiary guarantors are full and unconditional, joint and several, and there are no subsidiaries of Crown Media Holdings that are not subsidiary guarantors.  With certain exceptions described above, the Indenture and the Amended Credit Agreement impose restrictions on the payment of dividends by Crown Media Holdings and the subsidiary guarantors.

5. Related Party Transactions

Tax Sharing Agreements

Under a federal tax sharing agreement dated March 11, 2003, the Company was included in Hallmark Cards’ consolidated federal tax group.   However, on October 31, 2012 the percentage of the Company’s common stock collectively owned by members of Hallmark Cards’ consolidated federal tax group dropped to less than 80%, the minimum threshold required for inclusion in a consolidated federal income tax return.  Therefore, effective November 1, 2012, the Company became a separate-company taxpayer for federal income tax reporting purposes and is no longer included in the Hallmark Card’s federal consolidated tax return.

For each of the periods in which the Company was a member of Hallmark Cards’ consolidated federal tax group, the Company either (i) received from Hallmark Cards the incremental tax benefit related to the loss it contributed to the consolidated return or (ii) paid Hallmark Cards the incremental tax associated with the taxable income it contributed to the consolidated return.  Payments received from Hallmark Cards or credited against amounts owed by the Company to any other member of Hallmark Cards’ consolidated federal tax group have been recorded as additions to paid-in capital. Amounts owed or payments made to Hallmark Cards or to any member of Hallmark Cards’ consolidated group in excess of current tax expense have been recorded as reductions to paid-in capital.

The amount owed and reimbursed to Hallmark Cards pursuant to the federal tax sharing agreement in connection with the Company’s taxable income for the three months ended March 31, 2012 was $4.3 million, net of a prior year overpayment of $1.0 million.

Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings (“HEH”). In connection therewith, HEH and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Cards (as successor to HEH) and the Company file consolidated, combined or unitary state tax returns in some states.  The Company makes tax-sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company’s taxable income (loss) and other tax items beginning the day following the May 9, 2000 reorganization.

Notwithstanding that the Company is no longer a member of the Hallmark federal tax group, the Company will continue to be included in Hallmark Cards’ consolidated or combined returns for certain states.  During 2012, the Company reimbursed Hallmark Cards approximately $495,000 with respect to the state tax sharing agreement for the 2011 tax year.  For the year ended December 31, 2012, it is estimated that the Company will owe Hallmark Cards approximately $334,000 with respect to the state tax sharing agreement, which will be paid during 2013.  For the three months ended March 31, 2013, it is estimated that the Company will owe Hallmark Cards approximately $100,000 with respect to the state tax sharing agreement, which will be paid during 2014. This amount will be payable two days prior to the due date of the state tax returns.

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management, real estate consulting services and other services as requested by the Company.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards’ services were $457,000 for 2012 and are expected to be $347,000 for 2013.

At December 31, 2012 and March 31, 2013, the Company’s payables to Hallmark Cards affiliates on the accompanying condensed consolidated balance sheets were $1.2 million and $640,000, respectively. The December 31, 2012, balance was comprised of $188,000 of invoices paid on the Company’s behalf, $431,000 of taxes and $620,000 of assigned license payments. The March 31, 2013 balance was comprised of $9,000 of invoices paid on the Company’s behalf, $562,000 of taxes and $69,000 of assigned license payments.

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

In 2011, Crown Media United States entered into an additional agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 16 “Hallmark Hall of Fame” movies produced from 2009 through 2014, for exhibition on Hallmark Channel and Hallmark Movie Channel.  These titles are licensed for ten-year windows, with windows commencing at various times between 2011 and 2014, depending on availability.  The total license fee for these movies is $10.0 million and is payable in equal monthly installments over the various ten-year exhibition windows.

On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards provided the Company one-week, limited play licenses for each of six new “Hallmark Hall of Fame” two-hour movies produced by Hallmark Cards over the two-year contract term.  In exchange for approximately two-thirds of the advertising units otherwise available during each airing of the movies, Hallmark Cards has or will pay the Company $3.4 million of cash ratably as the individual licenses open.  The Company has estimated the fair value of the program licenses to be approximately $1.0 million.  The Company will recognize total advertising revenue of approximately $4.4 million as it fulfills its advertising obligation to Hallmark Cards. As of March 31, 2013, five of such movies have aired on Hallmark Channel.

Trademark Agreement with Hallmark Cards

Crown Media United States has a trademark license agreement with Hallmark Licensing, LLC, an affiliate of Hallmark Cards, for use of the “Hallmark” mark for use on Hallmark Channel and for Hallmark Movie Channel.  In connection with the 2011 Refinancing, Hallmark Licensing, LLC extended these existing trademark licenses for an additional period terminating the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Amended Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements.

The Company is not required to pay any royalty fees under the trademark license agreements. Accordingly, no amounts have been reflected in the consolidated balance sheets or consolidated statements of operations and of the Company for these licenses.

Under the trademark license agreement, the Company would be in default if the Company (i) fails to make any payment due under any loan agreement within five days of its due date or (ii) receives an opinion from our auditors that expresses their doubt with respect to our ability to continue as a going concern.

6. Restricted Stock Units and Long Term Incentive Plan

Restricted Stock Units

The Company recorded $71,000 and $46,000 of compensation expense associated with restricted stock units (“RSUs”) during the three months ended March 31, 2012 and 2013, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

The closing price of a share of the Company’s Common Stock, which is used to calculate the year end RSU liability, was $1.85 and $2.05 on December 31, 2012, and March 31, 2013, respectively. As of December 31, 2012 and March 31, 2013, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company’s directors, in the amount of $99,000 and $80,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

The Company issued cash settlements related to the RSUs of $0 during the three months ended March 31, 2012 and 2013, respectively.

Long Term Incentive Plan

In the first quarter of 2010, the Company entered Long Term Incentive Compensation Agreements (“LTI Agreements”) granting incentive compensation ranging from $25,000 to $536,000.  The 50% Employment Award vested and was settled in cash on August 31, 2012, in the amount of $1.2 million.  A portion of the Performance Award vested on December 31, 2012, and was settled during the first quarter of 2013 in the amount of $640,000; the remainder did not vest.

In the second quarter of 2011, the Company entered LTI Agreements granting incentive compensation ranging from $23,000 to $550,000.  The 50% Employment Award will vest on August 31, 2013, subject to continued employment, and be settled in cash within 30 days thereafter.  The 50% Performance Award will vest on December 31, 2013, subject to achieving financial performance criteria, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2013, but by no later than March 15, 2014. All vesting is also subject to earlier pro rata settlement as provided in each LTI Agreement.

In the first quarter of 2012, the Company entered LTI Agreements granting incentive compensation ranging from $22,000 to $652,000.  The 50% Employment Award will vest on August 31, 2014, subject to continued employment, and be settled in cash within 30 days thereafter.  The 50% Performance Award will vest on December 31, 2014, subject to achieving financial performance criteria, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2014, but by no later than March 15, 2015. All vesting is also subject to earlier pro rata settlement as provided in each LTI Agreement.

In the first quarter of 2013, the Company entered LTI Agreements granting incentive compensation ranging from $20,000 to $680,000.  The 40% Employment Award, subject to continued employment, and the 60% Performance Award, subject to achievement of the financial performance criteria, will vest on December 31, 2015, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2015, but by no later than March 15, 2016. All vesting is also subject to earlier pro rata settlement as provided in each LTI Agreement.

During the third quarter of 2012, the Company entered LTI agreements granting incentive compensation in the amount of $20,000 to each independent director that will vest on August 16, 2013, subject to continued membership on the board and as achievement of the financial performance criteria for the 2012 fiscal year. On December 31, 2012, the performance criteria were achieved.  As each independent director must continue to perform service through August 16, 2013, as a condition of vesting, the Company has, and will continue, recognizing expense over the service period. All vesting is also subject to earlier pro rata settlement as provided in each LTI Agreement.

Additionally, the Company entered LTI agreements granting incentive compensation in the amount of $50,000 to each independent director that will vest on December 31, 2014, subject continued membership on the board and achievement of the financial, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2014, but by no later than March 15, 2015. Finally, the Company entered LTI agreements granting incentive compensation in the amount of $50,000 to each independent director in March 2013 that will vest on December 31, 2015, subject to continued membership on the board and achievement of the financial performance criteria, and be settled in cash the later of 30 days thereafter or 15 days after the Company issues its audited financials for 2015, but by no later than March 15, 2016.  All vesting is also subject to earlier pro rata settlement as provided in each LTI Agreement.

Vesting of the 2011, 2012 and 2013 LTI Performance Awards will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in each LTI Agreement.

In recognition of these LTI Agreements, the accompanying condensed consolidated statements of operations include $561,000 and $737,000 among selling, general and administrative expense for the three months ended March 31, 2012 and 2013, respectively. Additionally, the $3.6 million and $3.7 million liabilities for these LTI Agreements was included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets at December 31, 2012, and March 31, 2013, respectively.

7. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2012 and March 31, 2013.

	December 31, 2012		March 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Term Loan and interest payable (Level 3)	$187,670	$188,046	$170,000	$170,000
Notes and interest payable (Level 2)	314,438	352,368	306,563	344,852

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2012, and March 31, 2013, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2012 and March 31, 2013, the fair values of the Level 3 financial instruments were $188.0 million and $170.0 million, respectively. No transfers between levels occurred during 2012 and 2013.

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

8. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

Legal Proceedings

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

9.  Income Taxes

As a result of the Federal Tax Deconsolidation, the Company’s taxable income for the tax period from January 1, 2012, through October 31, 2012, will be included in the federal income tax return of Hallmark Cards’ consolidated federal tax group.  The Company will file a separate federal tax return for the tax period from November 1, 2012, through December 31, 2012, and the full tax years thereafter.

Notwithstanding the periods during which the Company was a member of Hallmark Cards’ consolidated federal tax group, the Company has continuously accounted for income taxes as if it were a separate-company taxpayer.  For financial reporting purposes, the losses incurred while the Company was included in the Hallmark consolidated return were recorded as a tax benefit offset by a valuation allowance.  However, upon exit from Hallmark Cards’ consolidated federal tax group, since the Company would be filing tax returns on separate company basis, that portion of the Company’s net operating losses that had previously been utilized by Hallmark Cards’ consolidated federal tax group, was not available to the Company as a separate-company taxpayer. Accordingly, in the fourth quarter of 2012, deferred tax assets, specifically the component related to net operating losses and the related valuation allowance, were each reduced by $229.7 million.

As of December 31, 2012, management determined that it was more likely than not that the Company will realize an additional portion of the benefit of its deferred tax assets.  Accordingly, during the fourth quarter of 2012, the Company released an additional $54.2 million of the previously established valuation allowance.

During 2012, the alternative minimum tax (“AMT”) expense recognized was $268,000. In March 2013, $270,000 was paid related to this amount. During the three months ended March 31, 2013, the AMT recognized was $453,000 and this amount is included as a component of accrued liabilities on the accompanying consolidated balance sheet. In April 2013, $475,000 was paid.

Since the Company is no longer included in the Hallmark federal tax group, there is no longer a limitation on the use of net operating losses (“NOLs”) incurred prior to being included in the Hallmark group.  Accordingly, the Company has a deferred tax asset of $237.5 million related to the cumulative separate return limitation year (“SRLY”) NOLs as of December 31, 2012.  In September 2012, the Company obtained a private letter ruling from the Internal Revenue Service in support of its position that as a result of the Federal Tax Deconsolidation, it will no longer be part of Hallmark Cards’ consolidated federal tax group and the restrictions on its ability to utilize the NOLs will no longer apply.

As of December 31, 2012, the Company has a federal NOL carry forward of $678.6 million and various state NOL carry forwards.  The determination of the state NOL carry forwards depends on apportionment percentages and state laws that can change from year to year and impact the amount of such carry forwards.  If not utilized, the federal NOLs will expire between 2018 and 2021, and the state NOLs will expire between 2013 and 2032.

At both December 31, 2012, and March 31, 2013, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.  Accordingly, at both December 31, 2012, and March 31, 2013, there is no accrued interest related to uncertain tax positions.

By virtue of its previous inclusion in Hallmark Cards consolidated tax group, the Company is subject to examination by the Internal Revenue Service for periods subsequent to March 10, 2003. Further, NOL carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute of limitations.  The amount subject to disallowance is limited to the NOL utilized.  Accordingly, the Company is subject to examination for NOL’s generated prior to March 11, 2003 as those NOLs are utilized in future tax returns.

As of 2012, the Company has separate company nexus in New York and Georgia and has also been included in the combined state tax returns of Hallmark Cards or HCC for California, Colorado and Illinois. NOL’s are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute.  In recent years, changes enacted by various states have served to defer the effectiveness of the Company’s NOL carryforwards.  Effective October 2010, California suspended the use of NOL carryforwards for 2010 and 2011. Also, Colorado has suspended NOLs in excess of $250,000 for 2011 through 2013 and Illinois has suspended the use of NOLs for 2011 through 2013. Additionally, New York and New York City have taxes based on capital.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 in this Quarterly Report on Form 10-Q.  The following analysis contains forward-looking statements about our future revenue, operating results and expectations. See ‘‘Risk Factors and Forward Looking Statements’’ below for a discussion of the risks, assumptions and uncertainties affecting these statements.

Description of Business and Overview

Current Business

We own and operate pay television Networks, each of which is dedicated to high-quality entertainment programming for families.  Hallmark Channel features popular television series such as Golden Girls and Frasier as well as original movies with compelling stories and internationally recognized stars. It also offers a “lifestyle” programming block currently featuring Home and Family and Marie, with Marie Osmond. Hallmark Movie Channel is a cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classic theatrical films, and presentations from the award-winning Hallmark Hall of Fame collection as well as other long form television programming. Consistent with the Hallmark brand, both Networks are a preeminent source of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

Reaching approximately 87 million subscribers as of March 31, 2013, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movie Channel is one of the fastest-growing new cable networks, reaching nearly 50 million subscribers as of March 31, 2013.

We believe that we have established these Networks as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

Programming acquired from third parties is an important component of our Networks as we continually develop and refine our programming strategy. This programming includes original movies and “lifestyle” programming produced by a variety of experienced television production companies specifically for us and theatrical movies and “off network” television series licensed to us by major studios and distributors. Our agreements for original movies and lifestyle programming typically provide for exclusive rights in the United States in all media for periods ranging from eight years to perpetuity.  Our license agreements for theatrical films and off-network programming usually give us more limited rights to exhibit the programming on our Networks, over a period of five or more years. From time to time, for promotional purposes, we also exhibit excerpts of certain programming on our website.

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

Hallmark Channel is currently distributed to approximately 84% of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through 5,408 cable, satellite and other pay television distribution systems and (b) Hallmark Movie Channel through 3,581 such systems.

The loss of one of the pay television distributors or programming content providers discussed below could have an adverse impact on the Company’s operations. Five of our distributors each accounted for more than 10%, and together accounted for a total of 88%, of our consolidated subscriber revenue for the three months ended March 31,

2013.  Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended March 31, 2013, and together accounted for 44% of our consolidated subscribers on that date. Three of our programming content providers each accounted for more than 10% of our total license fees payable for the three months ended March 31, 2013, and together accounted for a total of 61% of the consolidated programming liability.

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

Advertising Revenue

In the first quarter of 2013, our sales of inventory in the Scatter Market (2012/2013) were at rates 25% greater than the rates we realized for 2011/2012 upfront sales and were generally at rates 11% lower than those we realized in the 2011/2012 Scatter Market. Our direct response rates were flat compared to that inventory sold in the same period of 2011/2012.

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

Following the upfront period, sales of our general rate and direct response inventory are made closer to the timing of the actual advertisement. Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. Approximately 9% of cancellation options were exercised during the first quarter of 2013. Hallmark Channel had 3% of upfront inventory terminated under such options during the first quarter of 2012 while Hallmark Movie Channel had 5% terminated under such options during this period.

Distribution Agreements

Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from September 2013 through December 2032, inclusive of renewal options.  Our Networks have not been distributed by AT&T (U-verse) since our distribution agreement with them ended on August 31, 2010.

The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 96 million or more subscribers.  It is a mature market with relatively high penetration. According to Nielsen, Hallmark Channel had approximately 87 million subscribers at March 31, 2013, and Hallmark Movie Channel was distributed to nearly 50 million subscribers.

Demographics

As pay television networks draw audience share, audience demographics (i.e., viewers categorized by characteristics such as age, gender and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

We believe that the key demographics for Hallmark Channel are the viewers in the groups adults aged 25 to 54 and women aged 25 to 54.  The average viewing age was 58.5 and 61.2 for Hallmark Channel for the first quarter ended March 31, 2012 and 2013, respectively. The average viewing age was 63.2 and 64.5 for Hallmark Movie Channel for the first quarter ended March 31, 2012 and 2013, respectively. In order to achieve our revenue goals, we need to draw in our target audience.

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

Advertising revenue is recorded net of ADUs. Whenever spot advertising is aired in programs that do not achieve promised viewership ratings, we issue ADUs which provide the advertiser with additional spots at no additional cost. We defer a pro rata amount of advertising revenue and recognize a like amount as a liability for programs that do not achieve promised viewership ratings. When the make-good spots are subsequently aired, revenue is recognized and the liability is reduced. The level of inventory that is utilized for ADUs varies over time and is influenced by prior fluctuations in our under-delivery, if any, of viewers against promised ratings as well as the rate at which we and our customers mutually agree to utilize the ADUs.

We typically sell approximately 40% of our Networks’ advertising in the upfront season, generally in June and July of each year, for the last quarter of the same year and the first three quarters of the following year. We hold back a small percentage of our inventory for ADUs and sell the remainder in the spot or Scatter Market and to advertisers that purchase up-front inventory on a calendar year basis.

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

We are in continuous negotiations with our existing distributors to increase our subscriber base, by having our Networks placed in packages with a greater number of subscribers, in order to enhance our advertising revenue. We have been subject to requests by major distributors to pay promotion and placement fees and to help fund the distributors’ efforts to market our Networks.  Fees that we pay to distributors are capitalized and amortized over the contractual term of the applicable distribution agreement as a reduction in subscriber fee revenue. At the time we sign a distribution agreement and periodically thereafter, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

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

Each Network’s subscriber count depends on the number of distributors carrying the Network, the size of such distributors, and the program tiers on which the Network is carried by these distributors. From time to time, we experience increases or decreases in the number of subscribers as promotional periods end, or as a distributor arrangement is amended or terminated by us or the distributor. The level of subscribers could also be affected by a distributor repositioning the Network from one tier or package to another tier or package. Management analyzes the estimated effect each new or amended distribution agreement will have on revenue and costs.

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

For further information regarding our critical accounting policies, judgments and estimates, please see Notes to Unaudited Condensed Consolidated Financial Statements “Summary of Significant Accounting Policies and Estimates” in Item 1 of this Quarterly Report on Form 10-Q and “Critical Accounting Policies, Judgments and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2012.

Effects of Transactions with Related and Certain Other Parties

In 2012 and in prior years, we entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, trademark licenses, program licenses, and an administrative services agreement.  A summary of the terms and financial impact of these transactions is described in the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2012.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three months ended March 31, 2012 and 2013, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

			Percentage
			Change
	Three Months Ended March 31,		2013 vs.
	2012	2013	2012
Revenue:
Advertising	$63,862	$65,242	2%
Subscriber fees	19,798	20,149	2%
Other revenue	114	169	48%
Total revenue	83,774	85,560	2%
Cost of Services:
Programming costs	34,135	31,692	-7%
Operating costs	3,069	3,322	8%
Total cost of services	37,204	35,014	-6%
Selling, general and administrative expense	14,703	15,420	5%
Marketing expense	500	639	28%
Income before interest and income tax expense	31,367	34,487	10%
Interest expense	(11,773)	(11,348)	-4%
Income before income tax expense and gain from sale of discontinued operations	19,594	23,139	18%
Income tax provision	(7,324)	(8,606)	18%
Net income	$12,270	$14,533	18%

Cash Flow Data:
Net cash used by operating activities	$(4,820)	$(5,976)	24%
Net cash used in investing activities	$(92)	$(251)	173%
Net cash used in financing activities	$(18,310)	$(19,209)	5%

Other Data (Unaudited):
HC Total day household ratings (1)(3)(4)	0.4	0.4
HC primetime household ratings (2)(3)(4)	0.6	0.6
HMC Total day household ratings (1)(3)(4)	0.2	0.3
HMC primetime household ratings (2)(3)(4)	0.3	0.4
HC Total day W25-54 ratings (1)(3)(4)	0.2	0.2
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.3
HMC Total day W25-54 ratings (1)(3)(4)	0.1	0.1
HMC primetime W25-54 ratings (2)(3)(4)	0.1	0.1
HC subscribers at period end (4)	86,838	86,968
HMC subscribers at period end (4)	46,839	49,743

(1)  Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period December 31, 2012 through March 31, 2013 as compared to December 26, 2011 through March 25, 2012.

(4)  “HC” represents Hallmark Channel and “HMC” represents Hallmark Movie Channel. Ratings and subscribers are reported by The Nielsen Company.  Percent change based on ratings to 3 decimal places.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2013

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $1.8 million or 2% during the first quarter of 2013 as compared to the first quarter of 2012.

The $1.4 million or 2% increase in advertising revenue is due to both audience growth and rate increases. Advertising revenue from the Hallmark Movie Channel was $10.5 million and $12.4 million for the three months ended March 31, 2012 and 2013, respectively.

Our subscriber fee revenue increased $351,000 or 2% due to rate increases under certain distribution agreements.  The amount of product and placement fees that was recorded as a reduction of subscriber fee revenue was approximately $328,000 and $263,000 for three months ended March 31, 2012 and 2013, respectively.

Cost of services. Cost of services as a percent of revenue decreased to 41% in during the three months ended March 31, 2013, as compared to 44% for the three months ended March 31, 2012. This decrease results primarily from the effects of the 2% increase in advertising revenue discussed above, and the 7% decrease in programming costs, discussed below.

Programming costs decreased $2.4 million or 7% during the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due to the expiration of a number of programming license agreements and the end of The Martha Stewart Show agreement. We believe that programming costs will likely increase in the future and that the decline we experienced is due to several programming rights that expired during the summer of 2012. The Company is slowly replacing expired programming with equivalent programming as it refines its programming schedule. Operating costs for the three months ended March 31, 2013, increased $253,000 over the three months ended March 31, 2012, primarily due to the increase in residuals expense for our original programming.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $717,000 from the three months ended March 31, 2012, primarily due to a $495,000 increase in employee costs and a $260,000 increase in third party costs directly expensed in conjunction with Amendment No. 1.

Marketing expense.  Our marketing expense increased 28% during first quarter of 2013 versus the first quarter of 2012 due to the marketing and promotion to publicize the success of our Holiday season and our Hallmark Movie Channel attaining 50 million subscribers.

Interest expense.  Interest expense decreased $425,000 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.  At March 31, 2012, and March 31, 2013, the outstanding balance under the Term Loan was $189.0 million and $169.9 million, respectively. Interest expense on the Term Loan was $3.3 million and interest expense on the Notes was $8.0 million for the quarter ended March 31, 2012.  Interest expense on the Term Loan was $2.9 million and interest expense on the Notes was $8.1 million for the quarter ended March 31, 2013.

Income tax provision. Provision for income tax of $7.3 million and $8.6 million reflect corresponding effective tax rates of 37.4% and 37.2% for the three months ended March 31, 2012 and 2013, respectively. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

Liquidity and Capital Resources

Cash Flow from Operating Activities. Cash used in operating activities was $4.8 million and $6.0 million for the three months ended March 31, 2012 and 2013, respectively. The Company had net income of $12.3 million for the three months ended March 31, 2012, as compared to $14.5 million for the three months ended March 31, 2013. Our depreciation and amortization expense for the three months ended March 31, 2013, increased $901,000. The Company made interest payments of $15.8 million and $5.6 million, respectively, on the Notes and the Term Loans for the three months ended March 31, 2012. The Company made interest payments of $15.8 million and $2.7 million, respectively, on the Notes and the Term Loans for the three months ended March 31, 2013. The Company made programming payments of $46.9 million and $54.0 million during the three months ended March 31, 2012 and 2013, respectively.

Cash Flow from Investing Activities. Cash used in investing activities was $92,000 and $251,000 during the three months ended March 31, 2012 and 2013, respectively, as the Company purchased additional computer equipment during the first quarter of 2013.

Cash Flow from Financing Activities. Cash used in financing activities was $18.3 million and $19.2 million for the three months ended March 31, 2012 and 2013, respectively. The Company made principal payments on its Term Loan of $18.0 million and $17.4 million for the three months ended March 31, 2012 and 2013, respectively. In conjunction with Amendment No. 1, the Company paid $1.1 million of debt issuance costs and $430,000 of debt discount.

Principal Uses of Cash. The Company’s management anticipates that the principal uses of cash during the twelve month period ending March 31, 2014 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and mandatory principal payments of approximately $40.2 million under the Term Loan and Notes, and such additional principal payments made from excess cash flows as defined, as may become due under the Term Loan.  The Company believes that cash on hand, cash generated by operations, and borrowing available under its credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through March 31, 2014.

Credit Facilities and Term Loan. On March 29, 2013, the Company and the related lender syndicate amended the Company’s credit agreement dated July 14, 2011. Among other things, the amendment served to (i) significantly reduce the nominal interest rates applicable to principal owed by the Company and (ii) extend the maturity of the $30.0 million revolving credit facility.

The amendment also served to modify the lender syndicate supporting the Term Loan.  For financial reporting purposes, the Company treated the transaction as a modification, as the present value of the cash flows did not substantially change.

The Company incurred costs of approximately $1.8 million in connection with the amendment, of which (i) $430,000, representing a 0.25% discount paid to all members of the lender syndicate and (ii) $1.1 million of debt issuance costs were paid to creditors and have been capitalized with respect to the Term Loan and will be amortized along with previously unamortized amounts related to syndicate members.  Third-party debt issuance costs of $260,000 were expensed and are included in selling, general and administrative expense in the accompanying statement of operations for the three months ended March 31, 2013.

The amendment reduced the Company’s minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% (the latter comprising a LIBOR floor of 1.00% plus an applicable rate of 3.00%).  The LIBOR floor was reduced by 25 basis points and the applicable rate was reduced by 150 basis points.  The July 14, 2018 maturity date for the Term Loan facility remains unchanged.

Prior to March 29, 2013, the Company made principal payments of $525,000 at each quarter’s end. Under the amended Term Loan, the Company is required to make quarterly principal payments of $430,000. The Company continues to be subject to requirements to remit additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended credit agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended credit agreement.

Under the amended revolving credit facility, the maturity was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced. At December 31, 2012, and March 31, 2013, the Company had no outstanding borrowings under the revolving credit facility.

The covenants in the amended credit agreement continue to limit the ability of Crown Media Holdings and certain of its subsidiaries to (1) incur indebtedness; (2) create or permit liens on assets; (3) make certain dividends, stock repurchases and redemptions and other restricted payments; (4) make certain investments; (5) prepay indebtedness; (6) enter into certain transactions with Crown Media Holdings’ affiliates; (7) dispose of substantially all of the assets of Crown Media Holdings; (8) merge or consolidate; (9) enter into new unrelated lines of businesses; and (10) enter into sale and leaseback transactions. The amended credit agreement also requires compliance with a maximum total leverage ratio test and a maximum total secured leverage ratio test, but permits, with certain limitations, certain equity contributions to be made to Crown Media Holdings to enhance its ability to comply with such ratio tests.

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of March 31, 2013.

At December 31, 2012, and March 31, 2013, the outstanding balance under the Term Loan, net of unamortized discount, was $187.6 million and $169.9 million, respectively. The Company made principal payments of $18.0 million and $17.4 million under the Term Loan during the three months ended March 31, 2012 and 2013, respectively.

Interest expense under the Term Loan was $3.3 million and $2.9 million for the three months ended March 31, 2012 and 2013, respectively. The effective interest rate was approximately 6.3% and 6.4% during the three months ended March 31, 2012 and March 31, 2013, respectively. The effective interest rate as of March 31, 2013 was 4.8%.

The weighted average nominal interest rate was approximately 5.75% and 5.82% during the three months ended March 31, 2012 and March 31, 2013, respectively. The nominal interest rate as of March 31, 2013 was 5.25%; the Company reduced the nominal interest rate to 4.00% on April 4, 2013.

Interest expense under the revolving credit facility for both the three months ended March 31, 2012 and 2013, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2012, and March 31, 2013. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three months ended December 31, 2012, and March 31, 2013, was $38,000.

The Notes. On July 14, 2011, also as part of the 2011 Refinancing, the Company issued the Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  The Notes are guaranteed on a senior basis by each of Crown Media Holdings’ subsidiaries (the “Guarantors”).

Commencing January 15, 2012, interest on the Notes is payable each January 15th and July 15th.  The Company is not required to make mandatory sinking fund payments with respect to the Notes.

The covenants in the related indenture (the “Indenture”) limit the ability of the Company to, among other things (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person.

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

Interest expense under the Notes was $8.0 million and $8.1 million for the three months ended March 31, 2012 and 2013, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended March 31, 2012 and 2013.

Guarantees. Because Crown Media Holdings has no independent assets or operations, the guarantees by the subsidiary guarantors are full and unconditional, joint and several, and there are no subsidiaries of Crown Media Holdings that are not subsidiary guarantors.  With certain exceptions described above, the Indenture and the Amended Credit Agreement impose restrictions on the payment of dividends by Crown Media Holdings and the subsidiary guarantors.

Risk Factors and Forward-Looking Statements

The discussion set forth in this Quarterly Report on Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings management, as of the date of this Quarterly Report on Form 10-Q including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” “plans” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could differ materially from those anticipated by such forward-looking statements.

Among the factors that could cause actual results to differ materially are those discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Risk Factors stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and subsequent Quarterly Reports on Form 10-Q. Such Risk Factors include, but are not limited to, the following:  competition for distribution of networks, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our Networks; our ability to address our liquidity needs; and our substantial indebtedness affecting our financial condition and results.

Available Information

We will make available free of charge through our website, www.hallmarkchannel.com, the 2012 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the SEC.

The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at www.sec.gov.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2013, the decline of the fair value of the fixed income portfolio would not be material.

As of March 31, 2013, our cash had a fair value of $18.3 million. In the past, the primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is provided by and used in our business.

The value of certain investments in this portfolio can be impacted by the risk of adverse changes in securities and economic markets and interest rate fluctuations. For the three months ended March 31, 2013, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of this portfolio, or on our income derived from this portfolio.

We have not used derivative financial instruments for speculative purposes. As of March 31, 2013, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash. The balance of our interest bearing assets was $18.3 million, or 2% of total assets as of March 31, 2013. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $169.9 million, or 26% of total liabilities, as of March 31, 2013. Net interest expense for the three months ended March 31, 2013 was $11.3 million, 13%, of our total revenue. Our net interest expense for this liability is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

Our variable rate Term Loan was subject to an interest rate floor of 1.25% and a margin of 4.5% through March 27, 2013.  Accordingly, if the relevant market interest rate had been 1% greater or lower, the effect on the Term Loan’s effective interest rate and resulting interest expense for the period would have been negligible.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding a lawsuit concerning the Company’s Recapitalization, please see Note 8 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as such risk factors have been updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
3.2

Second Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

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

10.1

Amendment No. 1 to the Credit Agreement, dated March 29,2013, among Crown Media Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32†	Section 1350 Certification.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101. DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	May 2, 2013

William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	May 2, 2013

Andrew Rooke

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
3.2

Second Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

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

10.1

Amendment No. 1 to the Credit Agreement, dated March 29,2013, among Crown Media Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32†	Section 1350 Certification.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101. DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

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