Form 10-Q
period 2013-06-30
CROWN MEDIA HOLDINGS INC
filed 2013-07-31
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 26, 2013, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

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

CPM	Cost per thousand or advertising rate per thousand viewers.

Federal Tax Deconsolidation

The effect of an agreement dated October 29, 2012, pursuant to which Hallmark Cards caused 40 million shares of the Company’s Common Stock to be transferred from HCC to a German subsidiary of Hallmark Cards, which is not part of Hallmark Cards’ consolidated federal tax group, thus reducing HCC’s ownership of the Company’s common stock from 90.3% to 79.2%. As a result of such transfer, the Company is no longer part of the Hallmark Cards’ consolidated federal tax group for federal income tax purposes.

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

HEIC

Hallmark Entertainment Investments Co.; prior to the Recapitalization, a subsidiary of Hallmark Cards and the Company’s immediate parent. Merged out of existence in 2010 in connection with the Recapitalization.

Network or Networks	Hallmark Channel or Hallmark Movie Channel, individually or collectively, as the context requires.

Nielsen	Nielsen Media Research or The Nielsen Company; an information and measurement company, that provides television ratings, media measurements and other marketing and consumer information.

Notes	The $300.0 million of the Company’s 10.5% senior unsecured notes due in 2019 issued in connection with the 2011 Refinancing.

Preferred Stock	Shares of the Company’s Series A preferred stock issued in connection with the Recapitalization and subsequently redeemed in connection with the 2011 Refinancing.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,	As of June 30,
	2012	2013

ASSETS

Cash and cash equivalents	$43,705	$44,432
Accounts receivable, less allowance for doubtful accounts of $245 and $512, respectively	92,062	84,945
Programming rights	85,946	70,259
Prepaid programming rights	13,820	33,478
Deferred tax assets, net	34,200	34,200
Prepaid and other assets	2,326	2,410
Total current assets	272,059	269,724

Programming rights	174,971	180,626
Prepaid programming rights	13,748	7,746
Property and equipment, net	10,455	10,225
Deferred tax assets, net	225,149	208,117
Debt issuance costs, net	10,421	10,838
Prepaid and other assets	3,826	3,637
Goodwill	314,033	314,033
Total assets	$1,024,662	$1,004,946

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(continued)

	As of December 31,	As of June 30,
	2012	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$25,801	$16,102
Audience deficiency reserve liability	5,679	8,700
Programming rights payable	112,503	88,746
Payables to Hallmark Cards affiliates	1,239	760
Interest payable	14,468	14,495
Current maturities of long-term debt	19,600	1,720
Total current liabilities	179,290	130,523

Accrued liabilities	15,852	15,164
Programming rights payable	30,121	28,993
Long-term debt, net of current maturities	468,040	467,858
Total liabilities	693,303	642,538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2012 and June 30, 2013	3,597	3,597
Paid-in capital	2,062,751	2,062,751
Accumulated deficit	(1,734,989)	(1,703,940)
Total stockholders’ equity	331,359	362,408
Total liabilities and stockholders’ equity	$1,024,662	$1,004,946

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue:
Advertising	$65,482	$67,647	$128,468	$131,836
Advertising by Hallmark Cards	1,035	1,059	1,911	2,112
Subscriber fees	19,860	20,597	39,658	40,746
Other revenue (including $161 from Hallmark Cards for three and six months ended June 30, 2012)	363	172	477	341
Total revenue, net	86,740	89,475	170,514	175,035
Cost of Services:
Programming costs
Non-affiliates	33,809	31,411	67,256	62,260
Hallmark Cards affiliates	729	918	1,417	1,761
Other costs of services	3,668	3,850	6,737	7,172
Total cost of services	38,206	36,179	75,410	71,193
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	14,269	15,131	28,624	30,138
Marketing expense	739	1,054	1,239	1,693
Depreciation and amortization expense	348	431	696	844
Income from operations before interest and income tax expense	33,178	36,680	64,545	71,167
Interest expense	(11,431)	(10,450)	(23,204)	(21,798)
Income from operations before income tax expense	21,747	26,230	41,341	49,369
Income tax expense	(8,274)	(9,714)	(15,598)	(18,320)
Net income attributable to common stockholders	$13,473	$16,516	$25,743	$31,049

Weighted average number of common shares outstanding, basic and diluted	359,676	359,676	359,676	359,676
Net income per common share, basic and diluted	$0.04	$0.05	$0.07	$0.09

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,743	$31,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,543	66,817
Provision for allowance for doubtful accounts	28	290
Income tax expense	15,598	17,328
Stock-based compensation	155	124
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,299)	6,827
Additions to programming rights	(44,927)	(53,989)
Increase in prepaid and other assets	(24,799)	(14,267)
Increase (decrease) in accounts payable, accrued and other liabilities	2,055	(7,041)
(Decrease) increase in interest payable	(2,800)	27
Decrease in programming rights payable	(21,668)	(24,186)
Decrease in payables to Hallmark Cards affiliates	(5,678)	(1,437)
Net cash provided by operating activities	7,951	21,542
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(328)	(856)
Net cash used in investing activities	(328)	(856)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Term Loan	(18,550)	(17,780)
Capitalized debt issuance costs	—	(1,116)
Discount on issuance of debt	—	(430)
Principal payments on capital lease obligations	(576)	(633)
Net cash used in financing activities	(19,126)	(19,959)
Net (decrease) increase in cash and cash equivalents	(11,503)	727
Cash and cash equivalents, beginning of period	35,181	43,705
Cash and cash equivalents, end of period	$23,678	$44,432

Supplemental disclosure of cash and non-cash activities:
Interest paid	$25,007	$20,797
Reduction of additional paid-in capital for tax transactions	$10,824	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2012 and 2013

1. Business and Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its wholly-owned subsidiary Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television networks dedicated to high quality entertainment programming for adults and families, in the United States. Significant investors in the Company are H C Crown, LLC (“HCC”), a subsidiary of Hallmark Cards, Incorporated (“Hallmark Cards”) and Hallmark Cards GmbH, a German subsidiary of Hallmark Cards.

The Company’s operations are currently organized into one operating segment, the Networks.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the collectibility of accounts receivable, the valuation of goodwill, intangible assets and other long-lived assets, the net realizable value of programming rights, legal contingencies, indemnifications, barter transactions, audience deficiency reserve obligations and assumptions used in the calculation of income taxes and the related valuation allowance, among others.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $8,000 and $245,000 for the three months ended June 30, 2012 and 2013, respectively. The Company’s bad debt expense was $28,000 and $290,000 for the six months ended June 30, 2012 and 2013, respectively.

Barter Transactions

The Company enters into transactions that involve the exchange of its on-air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when the on-air advertising spots are delivered. The Company recognized $160,000 and $500,000 in barter advertising revenue during the three months ended June 30, 2012 and 2013, respectively. The Company recognized $320,000 and $1.2 million in barter advertising revenue during the six months ended June 30, 2012 and 2013, respectively.

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

Net Income per Share

Basic net income per share for each period is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share for each period is computed by dividing net income attributable to common stockholders by the weighted average number of common shares plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive.  Potential common shares consist of incremental common shares issuable upon the exercise of stock options.  Approximately 5,000 and 18,000 stock options for the three and six months ended June 30, 2012, respectively, have been excluded from the determination of diluted net income per share because the individual effect in each instance was antidilutive. No stock options were outstanding or excluded during the three and six months ended June 30, 2013.

Concentration of Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of accounting losses.

Five of our distributors individually accounted for more than 10% of our consolidated subscriber revenue and collectively accounted for 84% and 88% of our consolidated subscriber revenue during the three months ended June 30, 2012 and 2013, respectively.  Three and two of our distributors individually accounted for approximately 15% or more of our consolidated subscribers and collectively accounted for 61% and 43% of our subscribers during the three months ended June 30, 2012 and 2013, respectively. The loss of one of these distributors could have an adverse impact on the Company’s operations.

Four and five of our distributors individually accounted for more than 10% of our consolidated subscriber revenue and collectively accounted for 75% and 88% of our consolidated subscriber revenue during the six months ended June 30, 2012 and 2013, respectively.  Three and two of our distributors individually accounted for approximately 15% or more of our consolidated subscribers and collectively accounted for 61% and 43% of our subscribers during the six months ended June 30, 2012 and 2013, respectively. The loss of one of these distributors could have an adverse impact on the Company’s operations.

Three of our programming content providers individually accounted for more than 10% of our total license fee programming and collectively accounted for 55% and 64% of the consolidated programming liability as of June 30, 2012 and 2013, respectively. The loss of any one of these programming content providers could have an adverse impact on the Company’s operations.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncement issued or becoming effective during the fiscal year had or is expected to have a material impact on the financial statements.

3. Programming Rights

Programming rights are comprised of the following:

	As of December 31,	As of June 30,
	2012	2013
	(In thousands)
Programming rights — non-affiliates
Acquired programming
Licensed for less than 12 years	$294,272	$305,278
Original programming
Licensed for less than 12 years	169,176	172,224
Licensed for 12 years or longer	4,440	15,907
Owned	5,772	12,528
Programming rights— Hallmark Cards affiliates
Licensed for less than 12 years	22,549	24,414
Programming rights, at cost	496,209	530,351
Accumulated amortization	(235,292)	(279,466)
Programming rights, net	$260,917	$250,885

In the regular course of evaluating the remaining usefulness of its various program rights, the Company may determine that certain rights may be of little future program value to it.  In such instances, the Company shortens the estimated remaining life of the asset to zero, thereby accelerating amortization of the remaining net book value.  During the three and six months ended June 30, 2012, such changes in estimates resulted in additional amortization of programming rights of $1.3 million. Additionally, the Company evaluated the remaining usefulness of its film asset and recognized $1.3 million of impairment expense during both the three and six months ended June 30, 2012. This impairment is included as a component of non-affiliate programming costs in the accompanying unaudited condensed consolidated statement of operations. During the three and six months ended June 30, 2013, such changes in estimates resulted in additional amortization of programming rights of $2.1 million.

At December 31, 2012, and June 30, 2013, $27.6 million and $41.2 million, respectively, of programming rights were included in prepaid programming rights on the accompanying condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

Programming rights payable are comprised of the following:

	As of December 31,	As of June 30,
	2012	2013
	(In thousands)
Programming rights payable — non-affiliates
Acquired programming	$102,367	$86,139
Original programming	25,085	16,059
Programming rights payable — Hallmark Cards affiliates	15,172	15,541
Total programming rights payable	142,624	117,739
Less current maturities	(112,503)	(88,746)
Long-term programming rights payable	$30,121	$28,993

Under certain license agreements with Sonar Entertainment, Inc. (“Sonar”), the Company is obligated to pay $5.3 million through December 1, 2013.  In connection with its reorganization in bankruptcy, Sonar assigned its right to receive these license payments to Hallmark Cards.   During the six months ended June 30, 2012, the Company reclassified $748,000 from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards.  At December 31, 2012, the amount payable to Hallmark Cards affiliates includes $620,000 related to this assignment. During the six months ended June 30, 2013, the Company reclassified $698,000 from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.2 million to Hallmark Cards.  At June 30, 2013, the amount payable to Hallmark Cards affiliates includes $69,000 related to this assignment. Obligations relating to license periods that had not commenced as of December 31, 2012 and June 30, 2013, were $2.0 million and $1.3 million, respectively; accordingly, such amounts are not reflected in the accompanying unaudited condensed consolidated balance sheets.

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

The Company incurred costs of approximately $1.8 million in connection with the amendment, of which (i) $430,000, representing a 0.25% discount paid to all members of the lender syndicate, and (ii) $1.1 million of debt issuance costs paid to creditors have been capitalized with respect to the Term Loan and will be amortized along with previously unamortized amounts related to syndicate members.  Third-party debt issuance costs of $260,000 were expensed and are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2013.

The amendment reduced the Company’s minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% (the latter comprising a LIBOR floor of 1.00% plus an applicable rate of 3.00%).  The LIBOR floor was reduced by 25 basis points and the applicable rate was reduced by 150 basis points.  The July 14, 2018 maturity date for the Term Loan remains unchanged.

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

Under the amended revolving credit facility, the maturity date was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced from 3.5% to 2.75%. At December 31, 2012 and June 30, 2013, the Company had no outstanding borrowings under the amended revolving credit facility.

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

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of June 30, 2013.

At December 31, 2012, and June 30, 2013, the outstanding balance under the Term Loan, net of unamortized discount, was $187.6 million and $169.6 million, respectively. The Company made principal payments of $525,000 and $430,000 under the Term Loan during the three months ended June 30, 2012 and 2013, respectively. The Company made principal payments of $18.6 million and $17.8 million under the Term Loan during the six months ended June 30, 2012 and 2013, respectively.

Interest expense under the Term Loan was $2.9 million and $2.0 million for the three months ended June 30, 2012 and 2013, respectively. The effective interest rate was approximately 6.3% and 4.8% during the three months ended June 30, 2012 and 2013, respectively. The weighted average nominal interest rate was approximately 5.75% and 4.09% during the three months ended June 30, 2012 and 2013, respectively.

Interest expense under the Term Loan was $6.2 million and $4.9 million for the six months ended June 30, 2012 and 2013, respectively. The effective interest rate was approximately 6.3% and 5.6% during the six months ended June 30, 2012 and 2013, respectively. The weighted average nominal interest rate was approximately 5.75% and 4.99% during the six months ended June 30, 2012 and 2013, respectively.

Interest expense under the revolving credit facility for the three and six months ended June 30, 2012 and 2013, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2012, and June 30, 2013. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three months ended June 30, 2012 and 2013 was $38,000 and $37,000, respectively. Commitment fee expense for each of the six months ended June 30, 2012 and 2013 was $76,000 and $75,000, respectively.

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

The covenants in the related indenture (the “Indenture”) limit the ability of the Company to, among other things (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into certain transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person.

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into certain transactions with affiliates. The Company was in compliance with these covenants as of June 30, 2013.

Interest expense under the Notes was $8.1 million and $8.1 million for the three months ended June 30, 2012 and 2013, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended June 30, 2012 and 2013.

Interest expense under the Notes was $16.1 million and $16.1 million for the six months ended June 30, 2012 and 2013, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the six months ended June 30, 2012 and 2013.

Maturities

The aggregate maturities of long-term debt including estimated future interest for each of the five years subsequent to June 30, 2013, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
Notes, due July 15, 2019	$504,750	$31,500	$31,500	$31,500	$31,500	$31,500	$347,250
Term Loan, due July 14, 2018	205,842	8,690	8,582	8,531	8,443	8,468	163,128
	$710,592	$40,190	$40,082	$40,031	$39,943	$39,968	$510,378

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

5. Related Party Transactions

Tax Sharing Agreements

Under a federal tax sharing agreement dated March 11, 2003, the Company was included in Hallmark Cards’ consolidated federal tax group.  However, on October 31, 2012, the percentage of the Company’s common stock collectively owned by members of Hallmark Cards’ consolidated federal tax group decreased to less than 80%, the minimum threshold required for inclusion in a consolidated federal income tax return.  Therefore, effective November 1, 2012, the Company became a separate-company taxpayer for federal income tax reporting purposes and is no longer included in the Hallmark Card’s federal consolidated tax return.

For each of the periods in which the Company was a member of Hallmark Cards’ consolidated federal tax group, the Company either (i) received from Hallmark Cards the incremental tax benefit related to the loss it contributed to the consolidated return or (ii) paid Hallmark Cards the incremental tax associated with the taxable income it contributed to the consolidated return.  Payments received from Hallmark Cards or credited against amounts owed by the Company to any other member of Hallmark Cards’ consolidated federal tax group have been recorded as additions to paid-in capital. Amounts owed or payments made to Hallmark Cards or to any member of Hallmark Cards’ consolidated group in excess of current tax expense have been recorded as reductions of paid-in capital.

The amount owed and reimbursed to Hallmark Cards pursuant to the federal tax sharing agreement in connection with the Company’s taxable income for the three months ended March 31, 2012 was $4.3 million, net of a prior year overpayment of $1.0 million, which was reimbursed in May 2012. The Company owed Hallmark Cards $6.2 million under the federal tax sharing agreement for 2012 as of June 30, 2012, which was reimbursed in July 2012.

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

Notwithstanding that the Company is no longer a member of the Hallmark federal tax group, the Company will continue to be included in Hallmark Cards’ consolidated or combined returns for certain states.  During 2012, the Company reimbursed Hallmark Cards approximately $495,000 with respect to the state tax sharing agreement for the 2011 tax year.  For the year ended December 31, 2012, it is estimated that the Company will owe Hallmark Cards approximately $334,000 with respect to the state tax sharing agreement, which will be paid during 2013.  For the six months ended June 30, 2013, it is estimated that the Company will owe Hallmark Cards approximately $236,000 with respect to the state tax sharing agreement, which is payable two days prior to the due date of the state tax returns.

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management, real estate consulting services and other services as requested by the Company.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards’ services were $457,000 for 2012 and are expected to be approximately $347,000 for 2013.

At December 31, 2012 and June 30, 2013, the Company’s payables to Hallmark Cards affiliates on the accompanying condensed consolidated balance sheets were $1.2 million and $760,000, respectively. The December 31, 2012, balance was comprised of $188,000 of invoices paid on the Company’s behalf, $431,000 of taxes and $620,000 of assigned license payments. The June 30, 2013 balance was comprised of $691,000 of taxes and $69,000 of assigned license payments.

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

On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards provided the Company one-week, limited play licenses for each of six new “Hallmark Hall of Fame” two-hour movies produced by Hallmark Cards over the two-year contract term.  In addition to providing the program licenses, Hallmark Cards has paid the Company $3.4 million of cash ratably as the individual licenses open, all in exchange for approximately two-thirds of the advertising units otherwise available during each airing of the movies.  The Company has estimated the fair value of the program licenses to be approximately $1.0 million.  The Company recognized total advertising revenue of approximately $4.4 million as it fulfilled its advertising obligation to Hallmark Cards. As of June 30, 2013, all of such movies have aired on Hallmark Channel.

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

The Company is not required to pay any royalty fees under the trademark license agreements. Accordingly, no amounts have been reflected in the condensed consolidated balance sheets or condensed consolidated statements of operations for these licenses.

Under the trademark license agreement, the Company would be in default if the Company (i) fails to make any payment due under any loan agreement within five days of its due date or (ii) receives an opinion from our auditors that expresses their doubt with respect to our ability to continue as a going concern.

6. Restricted Stock Units and Long Term Incentive Plan

Restricted Stock Units

The Company recorded $84,000 and $78,000 of compensation expense associated with restricted stock units (“RSUs”) during the three months ended June 30, 2012 and 2013, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded $155,000 and $124,000 of compensation expense associated with restricted stock units during the six months ended June 30, 2012 and 2013, respectively, which have been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

The closing price of a share of the Company’s Common Stock, which is used to calculate the period end RSU liability, was $1.85 and $2.47 on December 31, 2012, and June 30, 2013, respectively. As of December 31, 2012 and June 30, 2013, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company’s directors, in the amount of $99,000 and $62,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

The Company issued no cash settlements related to the RSUs during the three and six months ended June 30, 2012 and 2013, respectively.

Long Term Incentive Plan

In the first quarter of 2010, the Company entered into Long Term Incentive Compensation Agreements (“LTI Agreements”) granting incentive compensation ranging from $25,000 to $536,000 per employee.  The 50% Employment Awards vested and were settled in cash on August 31, 2012, in the aggregate amount of $1.2 million.  A portion of the Performance Awards vested on December 31, 2012, and were settled during the first quarter of 2013 in the aggregate amount of $640,000; the remainder did not vest.

In the second quarter of 2011, the Company entered into LTI Agreements granting incentive compensation ranging from $23,000 to $550,000 per employee.  Each of the 50% Employment Awards will vest on August 31, 2013, subject to continued employment, and will be settled in cash by September 30, 2013.  Each of the 50% Performance Awards will vest on December 31, 2013, subject to the Company’s achievement of financial performance criteria, and will be settled in cash by the later of January 30, 2014, or 15 days after the Company issues its audited financials for 2013, but no later than March 15, 2014. Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

In the first quarter of 2012, the Company entered into LTI Agreements granting incentive compensation ranging from $22,000 to $652,000 per employee.  Each of the 50% Employment Awards will vest on August 31, 2014, subject to continued employment, and will be settled in cash by September 30, 2014.  Each of the 50% Performance Awards will vest on December 31, 2014, subject to the Company’s achievement of financial performance criteria, and will be settled in cash by the later of January 30, 2015, or 15 days after the Company issues its audited financials for 2014, but no later than March 15, 2015. Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

In the first quarter of 2013, the Company entered into LTI Agreements granting incentive compensation ranging from $20,000 to $680,000 per employee.  Each of the 40% Employment Awards, subject to continued employment, and each of the 60% Performance Awards, subject to the Company’s achievement of financial performance criteria, will vest on December 31, 2015, and be settled in cash the later of January 30, 2016, or 15 days after the Company issues its audited financials for 2015, but no later than March 15, 2016. Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

During the third quarter of 2012, the Company entered into LTI Agreements granting $20,000 incentive compensation to each independent director, subject to continued membership on the board. The related financial performance criteria for 2012 were achieved. On December 31, 2012, the performance criteria were achieved.  As each independent director must continue to perform service through August 16, 2013, the vesting date, the Company has recognized, and will continue to recognize, expense over the service period. Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

Additionally, in August 2012, the Company entered into LTI Agreements granting $50,000 incentive compensation to each independent director, subject continued membership on the board through December 31, 2014, the vesting date, and achievement of the financial performance criteria. Each of the awards will be settled in cash by the later of January 30, 2015, or 15 days after the

Company issues its audited financials for 2014, but no later than March 15, 2015. Finally, in March 2013, the Company entered into LTI agreements granting $50,000 incentive compensation to each independent director, subject to continued membership on the board through December 31, 2015, the vesting date, and achievement of the financial performance criteria. Each award will be settled in cash by the later of January 30, 2016, or 15 days after the Company issues its audited financials for 2015, but no later than March 15, 2016.  Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

Vesting of the 2011, 2012 and 2013 LTI Performance Awards will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow. Each award is subject to earlier pro rata settlement as provided in the related LTI Agreement.

In recognition of these LTI Agreements, the accompanying condensed consolidated statements of operations include $739,000 and $966,000 among selling, general and administrative expense for the three months ended June 30, 2012 and 2013, respectively. Likewise, the accompanying condensed consolidated statements of operations include $1.3 million and $1.7 million among selling, general and administrative expense for the six months ended June 30, 2012 and 2013, respectively. Related liabilities of $3.6 million and $4.7 million at December 31, 2012, and June 30, 2013, respectively, are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

7. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2012 and June 30, 2013.

	December 31, 2012		June 30, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Term Loan and interest payable (Level 3)	$187,670	$188,046	$169,635	$167,602
Notes and interest payable (Level 2)	314,438	352,368	314,438	347,470

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2012, and June 30, 2013, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2012 and June 30, 2013, the fair values of the Level 3 financial instruments were $188.0 million and $167.6 million, respectively. No transfers between levels occurred during 2012 and 2013.

Carrying amounts for accounts payable and accrued liabilities and accounts receivable are reasonable estimates of their fair values because of the short-term nature of these instruments. Interest rates on borrowings under the bank credit facility are for relatively short periods and variable. Therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates.  The credit spread on the debt is fixed, but the market rate will fluctuate. Only a significant change in the creditworthiness of the Company would impact the credit spread. Since issuance, the credit spread on the Company’s Notes has decreased.

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

9.  Income Taxes

As a result of the Federal Tax Deconsolidation, the Company’s taxable income for the tax period from January 1, 2012, through October 31, 2012, will be included in the federal income tax return of Hallmark Cards’ consolidated federal tax group.  The Company will file a separate federal tax return for the tax period from November 1, 2012, through December 31, 2012, and each of the calendar years thereafter.

Notwithstanding the periods during which the Company was a member of Hallmark Cards’ consolidated federal tax group, the Company has continuously accounted for income taxes as if it were a separate-company taxpayer.  For financial reporting purposes, deferred tax benefits recognized in connection with losses incurred while the Company was included in the Hallmark consolidated return were offset, in whole or in part, by a valuation allowance.  However, upon exit from Hallmark Cards’ consolidated federal tax group, since the Company would be filing tax returns on separate company basis, that portion of the Company’s net operating losses that had previously been utilized by Hallmark Cards’ consolidated federal tax group, was not available to the Company as a separate-company taxpayer. Accordingly, in the fourth quarter of 2012, deferred tax assets, specifically the component related to net operating losses and the related valuation allowance, were each reduced by $229.7 million.

As of December 31, 2012, management determined that it was more likely than not that the Company will realize an additional portion of the benefit of its deferred tax assets.  Accordingly, during the fourth quarter of 2012, the Company released an additional $54.2 million of the previously established valuation allowance.

During 2012, the alternative minimum tax (“AMT”) expense recognized was $268,000. In March 2013, $270,000 was paid related to this amount. During the three months ended March 31, 2013, the AMT recognized was $453,000 and this amount is included as a component of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet. In April 2013, $475,000 was paid. During the three months ended June 30, 2013, AMT expense of $540,000 was recognized, and in June 2013, $550,000 was paid.

Since the Company is no longer included in the Hallmark Cards’ federal tax group, there is no longer a limitation on the use of net operating losses (“NOLs”) incurred prior to being included in the Hallmark Cards’ federal tax group.  Accordingly, the Company has a deferred tax asset of $237.5 million related to the cumulative separate return limitation year (“SRLY”) NOLs as of December 31, 2012.  In September 2012, the Company obtained a private letter ruling from the Internal Revenue Service in support of its position that as a result of the Federal Tax Deconsolidation, it will no longer be part of Hallmark Cards’ consolidated federal tax group and the restrictions on its ability to utilize the NOLs will no longer apply.

As of December 31, 2012, the Company had a federal NOL carry forward of $678.6 million and various state NOL carry forwards.  The determination of the state NOL carry forwards depends on apportionment percentages and state laws that can change from year to year and impact the amount of such carry forwards.  If not utilized, the federal NOLs will expire between 2018 and 2021, and the state NOLs will expire between 2013 and 2032.

At both December 31, 2012 and June 30, 2013, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.  Accordingly, at both December 31, 2012 and June 30, 2013, there is no accrued interest related to uncertain tax positions.

By virtue of its previous inclusion in Hallmark Cards’ consolidated federal tax group, the Company is subject to examination by the Internal Revenue Service for periods subsequent to March 10, 2003. Further, NOL carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute of limitations.  The amount subject to disallowance is limited to the NOL utilized.  Accordingly, the Company is subject to examination for NOL’s generated prior to March 11, 2003 as those NOLs are utilized in future tax returns.

In 2012, the Company had separate company nexus in New York and Georgia and will be included in the combined state tax returns of Hallmark Cards or HCC for California, Colorado and Illinois. State NOLs are also subject to examination in the year in which they are utilized regardless of whether the tax year in which they were generated has been closed by statute.  In recent years, changes enacted by various states have served to defer the effectiveness of the Company’s NOL carryforwards.  Also, Colorado has suspended NOLs in excess of $250,000 for tax years 2011 through 2013 and Illinois has suspended the use of NOLs for tax years 2011 through 2013.

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

Description of Business and Overview

Current Business

We own and operate pay television Networks, each of which is dedicated to high-quality entertainment programming for families.  Hallmark Channel features popular television series such as Golden Girls and Frasier as well as original movies with compelling stories and internationally recognized stars. It also offers a “lifestyle” programming block currently featuring Home and Family. Hallmark Movie Channel is a cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classic theatrical films, and presentations from the award-winning Hallmark Hall of Fame collection as well as other long form television programming. Consistent with the Hallmark brand, both Networks are a preeminent source of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

Reaching more than 86 million subscribers as of June 30, 2013, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movie Channel is one of the fastest-growing new cable networks, reaching nearly 52 million subscribers as of June 30, 2013.

We believe that we have established these Networks as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

Programming acquired from third parties is an important component of our Networks as we continually develop and refine our programming strategy. This programming includes original movies and “lifestyle” programming produced by a variety of experienced television production companies specifically for us and theatrical movies and “off network” television series licensed to us by major studios and distributors. Our agreements for original movies and lifestyle programming typically provide for exclusive rights in the United States in all media for periods ranging from eight years to perpetuity.  Our license agreements for theatrical films and off-network programming usually give us more limited rights to exhibit the programming on our Networks, over a period of five or more years. From time to time, we also exhibit excerpts on our website.

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

Hallmark Channel and Hallmark Movie Channel are currently distributed to approximately 84% and 50%, respectively, of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through 5,453 cable, satellite and other pay television distribution systems and (b) Hallmark Movie Channel through 3,673 such systems.

Five of our multiple-system distributors each accounted for more than 10%, and together accounted for a total of 88% of our consolidated subscriber revenue for the three and six months ended June 30, 2013, respectively.  Two of our multiple-system distributors for Hallmark Channel each accounted for approximately 15% or more of our consolidated subscribers for the three and six months ended June 30, 2013, and together accounted for 43% of our consolidated subscribers on that date. Three of our programming content providers each accounted for more than 10% of our total license fees payable for the six months ended June 30 2013, and together accounted for a total of 64% of the consolidated programming liability at the end of the period. The loss of one of these pay television distributors or programming content providers could have an adverse impact on the Company’s operations.

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

Advertising Revenue

In the second quarter of 2013, our sales of inventory in the Scatter Market (2012/2013) were at rates 26% greater than the rates we realized for 2012/2013 upfront sales and were generally at rates 4% lower than those we realized in the 2011/2012 Scatter Market. Our direct response rates were 1% higher than those for inventory sold in the same period of 2012.

In the 2012/2013 upfront process relating to the sale of advertising for the last quarter of 2012 and the first three quarters of 2013, we entered into agreements with major advertising firms covering approximately 39% of our advertising inventory.  In the 2011/2012 upfront process relating to the sale of advertising for the last quarter of 2011 and the first three quarters of 2012, we entered into agreements with major advertising firms covering approximately 43% of our advertising inventory.  The 2012/2013 inventory was sold at CPMs 4% higher than the inventory sold in the 2011/2012 upfront, including increases in rates related to our lifestyle programming block.  We sold additional general rate inventory for the 2012/2013 broadcast season to advertisers that purchased upfront inventory on a calendar year basis, rather than an advertising year basis, and will sell the balance in the scatter marketplace. Additionally, we sold approximately 28% of Hallmark Movie Channel’s available inventory in the 2012/2013 upfront, as compared to 32% in the 2011/2012 upfront.

Following the upfront period, sales of our general rate and direct response inventory are made closer to the timing of the actual advertisement. Advertisers with upfront contracts have an option to terminate their contracts, as well as an option to expand the amount of inventory purchased under the contracts. Approximately 7% of cancellation options were exercised during the second quarter of 2013 for Hallmark Channel while 12% of options were exercised for Hallmark Movie Channel. Hallmark Channel had 8% of upfront inventory terminated under such options during the second quarter of 2012 while Hallmark Movie Channel had 5% terminated under such options during this period.

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

The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 96 million or more subscribers.  It is a mature market with relatively high penetration. According to Nielsen, Hallmark Channel had more than 86 million subscribers at June 30, 2013, and Hallmark Movie Channel was distributed to nearly 52 million subscribers.

Demographics

As pay television networks draw audience share, audience demographics (i.e., viewers categorized by characteristics such as age, gender and income) become fragmented. As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

We believe that the key demographics for Hallmark Channel are the viewers in the groups adults aged 25 to 54 and women aged 25 to 54.  The average viewing age was 58.2 and 56.1 for Hallmark Channel for the second quarter ended June 30, 2012 and 2013, respectively. The average viewing age was 62.5 and 62.8 for Hallmark Movie Channel for the second quarter ended June 30, 2012 and 2013, respectively. In order to achieve our revenue goals, we need to draw in our target audience.

Revenue from Continuing Operations

Our revenue consists of advertising fees and subscriber fees.

Advertising

We earn advertising revenue in the form of spot or general rate advertising and direct response advertising. Spot advertisements and direct response advertisements are generally 30 seconds long and are aired during or between programs. Spot advertisements are priced at a rate per thousand viewers (i.e., the CPM) and almost always bear the Company’s commitment to deliver a specified number of viewers. Our revenue from direct response advertising varies in proportion to the direct sales achieved by the advertiser in response to the advertising. It is sold without ratings or product sales commitments. Our advertising revenue is affected by the mix of these forms of advertising.

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

The volume of advertising inventory that we have available for sale is determined by our chosen commercial load per hour and the number of broadcast hours in which we air licensed program content. Our Networks are broadcast 24 hours per day. Our need to reserve inventory for the use of ADUs reduces the amount of advertising inventory available for cash sales.

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three and six months ended June 30, 2012 and 2013, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

					Percentage
					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three	Six
	2012	2013	2012	2013	Months	Months
	(in thousands)
Revenue:
Advertising	$66,517	$68,706	$130,379	$133,948	3%	3%
Subscriber fees	19,860	20,597	39,658	40,746	4%	3%
Other revenue	363	172	477	341	-53%	-29%
Total revenue	86,740	89,475	170,514	175,035	3%	3%
Cost of Services:
Programming costs	34,538	32,329	68,673	64,021	-6%	-7%
Other costs of services	3,668	3,850	6,737	7,172	5%	6%
Total cost of services	38,206	36,179	75,410	71,193	-5%	-6%
Selling, general and administrative expense	14,617	15,562	29,320	30,982	6%	6%
Marketing expense	739	1,054	1,239	1,693	43%	37%
Income before interest and income tax expense	33,178	36,680	64,545	71,167	11%	10%
Interest expense	(11,431)	(10,450)	(23,204)	(21,798)	-9%	-6%
Income before income tax expense and gain from sale of discontinued operations	21,747	26,230	41,341	49,369	21%	19%
Income tax provision	(8,274)	(9,714)	(15,598)	(18,320)	17%	17%
Net income	$13,473	$16,516	$25,743	$31,049	23%	21%

Cash Flow Data:
Net cash provided by operating activities	$12,771	$27,518	$7,951	$21,542	115%	171%
Net cash used in investing activities	$(236)	$(605)	$(328)	$(856)	156%	161%
Net cash used in financing activities	$(816)	$(750)	$(19,126)	$(19,959)	-8%	4%
Other Data (Unaudited):
HC Total day household ratings (1)(3)(4)	0.4	0.4	0.4	0.4	-7%	-5%
HC primetime household ratings (2)(3)(4)	0.5	0.5	0.6	0.5	-5%	-6%
HMC Total day household ratings (1)(3)(4)	0.3	0.3	0.3	0.3	25%	20%
HMC primetime household ratings (2)(3)(4)	0.3	0.4	0.3	0.4	27%	22%
HC Total day W25-54 ratings (1)(3)(4)	0.2	0.2	0.2	0.2	-1%	2%
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.2	0.3	0.3	-12%	-11%
HMC Total day W25-54 ratings (1)(3)(4)	0.1	0.1	0.1	0.1	31%	15%
HMC primetime W25-54 ratings (2)(3)(4)	0.1	0.1	0.1	0.1	16%	8%
HC subscribers at period end (4)	87,424	86,586	87,424	86,586	-1%	-1%
HMC subscribers at period end (4)	47,191	51,570	47,191	51,570	9%	9%

(1)  Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period  April 1 through June 30, 2013 as compared to March 26, 2012, through June 24, 2012, and December 31, 2012 through June 30, 2013 as compared to December 26, 2011 through June 24, 2012.

(4)  “HC” represents Hallmark Channel and “HMC” represents Hallmark Movie Channel. Ratings and subscribers are reported by The Nielsen Company.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2013

Revenue.  Our revenue from continuing operations comprised primarily of advertising and subscriber fees, increased $2.7 million or 3% for the second quarter of 2013 as compared to the second quarter of 2012.

The $2.2 million or 3% increase in advertising revenue is due to Hallmark Movie Channel distribution and audience growth. Hallmark Movie Channel subscribers grew from more than 47 million subscribers at June 30, 2012, to nearly 52 million subscribers at June 30, 2013.  Advertising revenue from the Hallmark Movie Channel was $11.5 million and $14.2 million for the three months ended June 30, 2012 and 2013, respectively.

Our subscriber fee revenue increased $737,000 or 4% due to rate increases under certain distribution agreements.  The amount of promotion and placement fees that was recorded as a reduction of subscriber fee revenue was approximately $323,000 and $262,000 for the three months ended June 30, 2012 and 2013, respectively.

Cost of services. Cost of services as a percent of revenue decreased to 40% for the three months ended June 30, 2013, as compared to 44% for the three months ended June 30, 2012. This decrease results primarily from the effects of the 3% increase in advertising revenue discussed above, and the 6% decrease in programming costs, discussed below.

Programming costs decreased $2.2 million or 6% during the three months ended June 30, 2013, compared to the three months ended June 30, 2012, due to the expiration of a number of programming license agreements and the end of The Martha Stewart Show agreement. We believe that programming costs will likely increase in the future and that the decline we experienced is due to several programming rights that expired during the summer of 2012. Other costs of services for the three months ended June 30, 2013 increased $182,000 from the three months ended June 30, 2012, primarily due to the $237,000 increase in bad debt expense from $8,000 during the quarter ended June 30, 2012 to $245,000 during the quarter ended June 30, 2013.

Selling, general and administrative expense.  Our selling, general and administrative expense for the three months ended June 30, 2013, increased $945,000 from the three months ended June 30, 2012, primarily related to a $332,000 increase in employee costs, a $342,000 increase in research costs due to growth of Hallmark Movie Channel subscribers, and a $286,000 increase in rent and outside services expenses.

Marketing expense.  Our marketing expense increased 43% during second quarter of 2013 versus the second quarter of 2012 due to the marketing and promotion to publicize the debut of the series Cedar Cove.

Interest expense.  Interest expense decreased $981,000 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to Amendment No. 1 that reduced the Company’s minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% and the $17.4 million principal payment made in March 2013.  At June 30, 2012 and 2013, the outstanding balance under the Term Loan was $188.6 million and $169.6 million, respectively. Interest expense on the Term Loan was $2.9 million and interest expense on the Notes was $8.1 million for the quarter ended June 30, 2012.  Interest expense on the Term Loan was $2.0 million and interest expense on the Notes was $8.1 million for the quarter ended June 30, 2013.

Income tax provision. Provisions for income tax of $8.3 million and $9.7 million reflect effective tax rates of 38.0% and 37.0% for the three months ended June 30, 2012 and 2013, respectively.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2013

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $4.5 million, or 3%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The $3.6 million, or 3% increase, in advertising revenue is due to Hallmark Movie Channel distribution and audience growth. Our subscriber fee revenue increased $1.1 million, or 3%, due to rate increases under certain distribution agreements.  The amount of promotion and placement fees that was recorded as a reduction of subscriber fee revenue was approximately $596,000 and $525,000 for six months ended June 30, 2012 and 2013, respectively.

Cost of services. Cost of services as a percent of revenue decreased to 41% during the six months ended June 30, 2013, as compared to 44% for the six months ended June 30, 2012. This decrease results primarily from the effects of the 3% increase in advertising revenue discussed above, and the 7% decrease in programming costs, discussed below.

Programming costs decreased $4.7 million or 7% during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, due to the expiration of a number of programming license agreements and the end of The Martha Stewart Show agreement. We believe that programming costs will likely increase in the future. Other costs of services for the six months ended June 30, 2013 increased $435,000 compared to the six months ended June 30, 2012 primarily due to a $262,000 increase in bad debt expense from $28,000, during the period ended June 30, 2012, to $290,000, during the period ended June 30, 2013, and an increase in transmission costs of $122,000 period over period.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $1.7 million from the six months ended June 30, 2012, primarily related to a $827,000 increase in employee costs, a $295,000 increase in research costs due to growth in Hallmark Movie Channel subscribers, a $361,000 increase in photography costs, and a $260,000 increase in third party costs directly expensed in conjunction with Amendment No. 1.

Marketing expense.  Our marketing expense increased 37% during the six months ended June 30, 2013, versus the six months ended June 30, 2012, due to the marketing and promotion to publicize the success of our holiday season, our Hallmark Movie Channel attaining 50 million subscribers and the series Cedar Cove.

Interest expense.  Interest expense decreased $1.4 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to Amendment No. 1 that reduced the Company’s minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% and the $17.4 million principal payment made in March 2013.  Interest expense on the Term Loan was $6.2 million and interest expense on the Notes was $16.1 million for the six months ended June 30, 2012.  Interest expense on the Term Loan was $4.9 million and interest expense on the Notes was $16.1 million for the six months ended June 30, 2013.

Income tax provision. Provisions for income tax of $15.6 million and $18.3 million reflect effective tax rates of 37.7% and 37.1% for the six months ended June 30, 2012 and 2013, respectively

Liquidity and Capital Resources

Cash Flow from Operating Activities. Cash provided by operating activities was $8.0 million and $21.5 million for the six months ended June 30, 2012 and 2013, respectively. The Company had net income of $25.7 million for the six months ended June 30, 2012, as compared to $31.0 million for the six months ended June 30, 2013. Our depreciation and amortization expense for the six months ended June 30, 2013 increased $1.3 million. The Company made interest payments of $8.4 million and $4.4 million, respectively, on the Term Loan for the six months ended June 30, 2012 and 2013. The Company made programming payments of $87.5 million and $94.0 million during the six months ended June 30, 2012 and 2013, respectively. Cash receipts during the six months ended June 30, 2012 and 2013 were $168.3 million and$183.8 million, respectively.

Cash Flow from Investing Activities. Cash used in investing activities was $328,000 and $856,000 during the six months ended June 30, 2012 and 2013, respectively, as the Company purchased additional computer equipment during 2013.

Cash Flow from Financing Activities. Cash used in financing activities was $19.1 million and $20.0 million for the six months ended June 30, 2012 and 2013, respectively. The Company made principal payments on its Term Loan of $18.6 million and $17.8 million for the six months ended June 30, 2012 and 2013, respectively. In conjunction with Amendment No. 1, the Company paid $1.1 million of debt issuance costs and $430,000 of debt discount in March 2013.

Principal Uses of Cash. The Company’s management anticipates that the principal uses of cash during the twelve month period ending June 30, 2014 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest and mandatory principal payments of approximately $40.2 million under the Term Loan and Notes, and such additional principal payments made from excess cash flows as defined, as may become due under the Term Loan.  The Company believes that cash on hand, cash generated by operations, and borrowing available under its amended revolving credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through June 30, 2014.

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

The Company incurred costs of approximately $1.8 million in connection with the amendment, of which (i) $430,000, representing a 0.25% discount paid to all members of the lender syndicate and (ii) $1.1 million of debt issuance costs were paid to creditors and have been capitalized with respect to the Term Loan and will be amortized along with previously unamortized amounts related to syndicate members.  Third-party debt issuance costs of $260,000 were expensed and are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2013.

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

Under the amended revolving credit facility, the maturity was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced. At December 31, 2012, and June 30, 2013, the Company had no outstanding borrowings under the revolving credit facility.

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

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of June 30, 2013.

At December 31, 2012, and June 30, 2013, the outstanding balance under the Term Loan, net of unamortized discount, was $187.6 million and $169.6 million, respectively. The Company made principal payments of $525,000 and $430,000 under the Term Loan during the three months ended June 30, 2012 and 2013, respectively. The Company made principal payments of $18.6 million and $17.8 million under the Term Loan during the six months ended June 30, 2012 and 2013, respectively.

Interest expense under the Term Loan was $2.9 million and $2.0 million for the three months ended June 30, 2012 and 2013, respectively. The effective interest rate was approximately 6.3% and 4.8% during the three months ended June 30, 2012 and 2013, respectively. The weighted average nominal interest rate was approximately 5.75% and 4.09% during the three months ended June 30, 2012 and 2013, respectively.

Interest expense under the Term Loan was $6.2 million and $4.9 million for the six months ended June 30, 2012 and 2013, respectively. The effective interest rate was approximately 6.3% and 5.6% during the six months ended June 30, 2012 and 2013, respectively. The weighted average nominal interest rate was approximately 5.75% and 4.99% during the six months ended June 30, 2012 and 2013, respectively.

Interest expense under the revolving credit facility for the three and six months ended June 30, 2012 and 2013, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2012, and June 30, 2013. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three months ended June 30, 2012 and 2013 was $38,000 and $37,000, respectively. Commitment fee expense for each of the six months ended June 30, 2012 and 2013 was $76,000 and $75,000, respectively.

The Notes.

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

The covenants in the related indenture (the “Indenture”) limit the ability of the Company to, among other things (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into certain transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person.

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into certain transactions with affiliates. The Company was in compliance with these covenants as of June 30, 2013.

Interest expense under the Notes was $8.1 million and $8.1 million for the three months ended June 30, 2012 and 2013, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended June 30, 2012 and 2013.

Interest expense under the Notes was $16.1 million and $16.1 million for the six months ended June 30, 2012 and 2013, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the six months ended June 30, 2012 and 2013.

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

Risk Factors and Forward-Looking Statements

The discussion set forth in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings management, as of the date of this Quarterly Report on Form 10-Q including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” “plans” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could differ materially from those anticipated by such forward-looking statements.

Among the factors that could cause actual results to differ materially are those discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Risk Factors stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”),  and subsequent Quarterly Reports on Form 10-Q. Such Risk Factors include, but are not limited to, the following:  competition for distribution of networks, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our Networks; our ability to address our liquidity needs; and our substantial indebtedness affecting our financial condition and results. The forward-looking statements in this report speak as of the filing date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Available Information

We will make available free of charge through our website, www.hallmarkchannel.com, the 2012 Annual Report, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, our cash had a fair value of $44.4 million. In the past, the primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuated significantly as cash was provided by and used in our business.

We have not used derivative financial instruments for speculative purposes. As of June 30, 2013, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash. The balance of our interest bearing assets was $44.4 million, or 4% of total assets as of June 30, 2013. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $169.6 million, or 26% of total liabilities, as of June 30, 2013. Net interest expense for the six months ended June 30, 2013 was $21.8 million, 12%, of our total revenue. Our net interest expense for this liability is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

Our variable rate Term Loan is subject to an interest rate floor of 1.0% and a margin of 3.0%.  Accordingly, if the relevant market interest rate had been 1% greater or lower, the effect on the Term Loan’s effective interest rate and resulting interest expense for the period would have been negligible.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our 2012 Annual Report, as such risk factors have been updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	July 31, 2013

William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	July 31, 2013

Andrew Rooke

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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