Form 10-Q
period 2013-09-30
CROWN MEDIA HOLDINGS INC
filed 2013-11-01
CIK 1103837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 28, 2013, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,	As of September 30,
	2012	2013

ASSETS

Cash and cash equivalents	$43,705	$40,965
Accounts receivable, less allowance for doubtful accounts of $245 and $1,037, respectively	92,062	76,927
Programming rights	85,946	74,544
Prepaid programming rights	13,820	34,633
Deferred tax assets, net	34,200	34,200
Prepaid and other assets	2,326	2,428
Total current assets	272,059	263,697

Programming rights	174,971	196,459
Prepaid programming rights	13,748	9,704
Property and equipment, net	10,455	10,158
Deferred tax assets, net	225,149	202,420
Debt issuance costs, net	10,421	10,438
Prepaid and other assets	3,826	3,688
Goodwill	314,033	314,033
Total assets	$1,024,662	$1,010,597

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(continued)

	As of December 31,	As of September 30,
	2012	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$25,801	$19,118
Audience deficiency reserve liability	5,679	6,804
Programming rights payable	112,503	88,105
Payables to Hallmark Cards affiliates	1,239	913
Interest payable	14,468	6,580
Current maturities of long-term debt	19,600	—
Total current liabilities	179,290	121,520

Accrued liabilities	15,852	14,592
Programming rights payable	30,121	47,763
Long-term debt, net of current maturities	468,040	454,243
Total liabilities	693,303	638,118

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2012 and September 30, 2013	3,597	3,597
Paid-in capital	2,062,751	2,062,818
Accumulated deficit	(1,734,989)	(1,693,936)
Total stockholders’ equity	331,359	372,479
Total liabilities and stockholders’ equity	$1,024,662	$1,010,597

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue:
Advertising	$57,739	$63,577	$186,207	$195,413
Advertising by Hallmark Cards	—	—	1,911	2,112
Subscriber fees	19,294	20,527	58,952	61,273
Other revenue (including $0 and $161 from Hallmark Cards for three and nine months ended September 30, 2012)	22	273	499	614
Total revenue, net	77,055	84,377	247,569	259,412
Cost of Services:
Programming costs
Non-affiliates	29,066	33,133	96,322	95,393
Hallmark Cards affiliates	651	688	2,068	2,449
Other costs of services	3,302	4,244	10,039	11,416
Total cost of services	33,019	38,065	108,429	109,258
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	13,718	15,193	42,342	45,331
Marketing expense	430	3,993	1,669	5,686
Depreciation and amortization expense	373	525	1,069	1,369
Income from operations before interest and income tax expense	29,515	26,601	94,060	97,768
Interest expense	(11,451)	(10,486)	(34,655)	(32,284)
Income from operations before income tax expense	18,064	16,115	59,405	65,484
Income tax expense	(6,566)	(6,111)	(22,164)	(24,431)
Net income attributable to common stockholders	$11,498	$10,004	$37,241	$41,053

Weighted average number of common shares outstanding, basic and diluted	359,676	359,676	359,676	359,676
Net income per common share, basic and diluted	$0.03	$0.03	$0.10	$0.11

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,241	$41,053
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on the disposal of property and equipment	—	2
Depreciation and amortization	95,621	102,209
Provision for allowance for doubtful accounts	56	794
Income tax expense	22,164	23,145
Stock-based compensation	198	210
Changes in operating assets and liabilities:
Decrease in accounts receivable	14,056	14,340
Additions to programming rights	(69,525)	(107,927)
Increase in prepaid and other assets	(32,184)	(17,587)
Decrease in accounts payable, accrued and other liabilities	(1,585)	(6,616)
Decrease in interest payable	(10,644)	(7,889)
Decrease in programming rights payable	(23,287)	(5,390)
Decrease in payables to Hallmark Cards affiliates	(11,926)	(1,972)
Net cash provided by operating activities	20,185	34,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(981)	(1,405)
Disposal of property and equipment	—	3
Net cash used in investing activities	(981)	(1,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Term Loan	(19,075)	(33,210)
Capitalized debt issuance costs	—	(1,116)
Discount on issuance of debt	—	(430)
Principal payments on capital lease obligations	(874)	(954)
Net cash used in financing activities	(19,949)	(35,710)
Net decrease in cash and cash equivalents	(745)	(2,740)
Cash and cash equivalents, beginning of period	35,181	43,705
Cash and cash equivalents, end of period	$34,436	$40,965

Supplemental disclosure of cash and non-cash activities:
Interest paid	$43,794	$38,582
Reduction of additional paid-in capital for tax transactions	$17,996	$—
Assets acquired through capital lease obligation	$23	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2012 and 2013

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

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related unaudited condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Crown Media Holdings and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in accordance with generally accepted accounting principles requires the consideration of events or transactions that occur after the balance sheet date but before the financial statements are issued. Depending on the nature of the subsequent event, financial statement recognition or disclosure of the subsequent event may be required.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the collectibility of accounts receivable, the valuation of goodwill, intangible assets and other long-lived assets, the net realizable value of programming rights, legal contingencies, indemnifications, barter transactions, audience deficiency reserve obligations and assumptions used in the calculation of income taxes and the related valuation allowance, among others.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, the financial condition of a customer and collection trends. The Company’s bad debt expense was $29,000 and $504,000 for the three months ended September 30, 2012 and 2013, respectively. The Company’s bad debt expense was $56,000 and $794,000 for the nine months ended September 30, 2012 and 2013, respectively.

Barter Transactions

The Company enters into transactions that involve the exchange of its on-air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when the on-air advertising spots are delivered. The Company recognized $0 and $224,000 in barter advertising revenue during the three months ended September 30, 2012 and 2013, respectively. The Company recognized $320,000 and $1.4 million in barter advertising revenue during the nine months ended September 30, 2012 and 2013, respectively.

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

The Company does not have balance sheet items measured at fair value on a recurring basis. Significant balance sheet items which are subject to non-recurring fair value measurements consist of impairment valuations of goodwill, promotion and placement fees, property and equipment, and owned programming.

Net Income per Share

Basic net income per share for each period is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share for each period is computed by dividing net income attributable to common stockholders by the weighted average number of common shares plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive.  Potentially dilutive common shares consist of incremental common shares issuable upon the exercise of stock options.  Approximately 0 and 12,000 stock options for the three and nine months ended September 30, 2012, respectively, have been excluded from the determination of diluted net income per share because the individual effect in each instance was antidilutive. No stock options were outstanding or excluded during the three and nine months ended September 30, 2013.

Concentration of Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off-balance sheet financial instruments with risk of accounting losses.

Five of our distributors individually accounted for more than 10% of our consolidated subscriber revenue and collectively accounted for 87% and 88% of our consolidated subscriber revenue during the three months ended September 30, 2012 and 2013, respectively.  Two of our distributors individually accounted for approximately 15% or more of our consolidated subscribers and collectively accounted for 44% of our subscribers during both the three months ended September 30, 2012 and 2013, respectively. The loss of one of these distributors could have an adverse impact on the Company’s operations.

Five of our distributors individually accounted for more than 10% of our consolidated subscriber revenue and collectively accounted for 85% and 88% of our consolidated subscriber revenue during the nine months ended September 30, 2012 and 2013, respectively.  Two of our distributors individually accounted for approximately 15% or more of our consolidated subscribers and collectively accounted for 44% of our subscribers during both the nine months ended September 30, 2012 and 2013, respectively. The loss of one of these distributors could have an adverse impact on the Company’s operations.

Four and three of our programming content providers individually accounted for more than 10% of our total license fees for programming and collectively accounted for 66% and 71% of the consolidated programming liability as of September 30, 2012 and 2013, respectively. The loss of any one of these programming content providers could have an adverse impact on the Company’s operations.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncement issued or becoming effective during the most recent fiscal year had, or is expected to have, a material impact on the financial statements.

3. Programming Rights

Programming rights are comprised of the following:

	As of December 31,	As of September 30,
	2012	2013
	(In thousands)
Programming rights — non-affiliates
Acquired programming
Licensed for less than 12 years	$294,272	$286,769
Original programming
Licensed for less than 12 years	169,176	172,017
Licensed for 12 years or longer	4,440	20,352
Owned	5,772	14,902
Programming rights— Hallmark Cards affiliates
Licensed for less than 12 years	22,549	25,054
Programming rights, at cost	496,209	519,094
Accumulated amortization	(235,292)	(248,091)
Programming rights, net	$260,917	$271,003

In the regular course of evaluating the remaining usefulness of its various program rights, the Company may determine that certain rights may be of little future program value to it.  In such instances, the Company shortens the estimated remaining life of the asset to zero, thereby accelerating amortization of the remaining net book value.  During the three and nine months ended September 30, 2012, such changes in estimates resulted in additional amortization of programming rights of $769,000 and $2.1 million, respectively. Additionally, the Company evaluated the remaining usefulness of its owned programming asset and recognized $1.3 million of impairment expense during the nine months ended September 30, 2012. This impairment is included as a component of non-affiliate programming costs in the accompanying unaudited condensed consolidated statement of operations. During the three and nine months ended September 30, 2013, such changes in estimates resulted in additional amortization of programming rights of $16,000 and $2.1 million, respectively.

At December 31, 2012, and September 30, 2013, $27.6 million and $44.3 million, respectively, of programming rights were included in prepaid programming rights on the accompanying unaudited condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

Programming rights payable are comprised of the following:

	As of December 31,	As of September 30,
	2012	2013
	(In thousands)
Programming rights payable — non-affiliates
Acquired programming	$102,367	$105,040
Original programming	25,085	15,249
Programming rights payable — Hallmark Cards affiliates	15,172	15,579
Total programming rights payable	142,624	135,868
Less current maturities	(112,503)	(88,105)
Long-term programming rights payable	$30,121	$47,763

Under certain license agreements with Sonar Entertainment, Inc. (“Sonar”), the Company is obligated to pay $5.3 million through December 1, 2013.  In connection with its reorganization in bankruptcy, Sonar assigned its right to receive these license payments to Hallmark Cards.   During the nine months ended September 30, 2012, the Company reclassified $748,000 from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards.  At December 31, 2012, the amount payable to Hallmark Cards affiliates included $620,000 related to this assignment. During the nine months ended September 30, 2013, the Company reclassified $1.4 million from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.9 million to Hallmark Cards.  At September 30, 2013, the amount payable to Hallmark Cards affiliates includes $130,000 related to this assignment. Obligations relating to license periods that had not commenced as of December 31, 2012 and September 30, 2013, were $2.0 million and $559,000, respectively; accordingly, such amounts are not reflected in the accompanying unaudited condensed consolidated balance sheets.

4. Revolving Credit Facilities, Term Loan, and the Notes

Credit Facilities and Term Loan

On March 29, 2013, the Company and the lender syndicate amended the Company’s credit agreement dated July 14, 2011. Among other things, the amendment served to (i) significantly reduce the nominal interest rates applicable to principal owed by the Company and (ii) extend the maturity of the $30.0 million revolving credit facility.

The amendment also served to modify the lender syndicate supporting the Term Loan.  For financial reporting purposes, the Company treated the transaction as a modification, as the present value of the cash flows did not substantially change.

The Company incurred costs of approximately $1.8 million in connection with the amendment, of which (i) $430,000, representing a 0.25% discount paid to all members of the lender syndicate, and (ii) $1.1 million of debt issuance costs paid to creditors have been capitalized with respect to the Term Loan and will be amortized along with previously unamortized amounts related to syndicate members.  Third-party debt issuance costs of $260,000 were expensed and are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2013.

The amendment reduced the Company’s minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% (the latter comprising a LIBOR floor of 1.00% plus an applicable rate of 3.00%).  The LIBOR floor was reduced by 25 basis points and the applicable rate was reduced by 150 basis points.  The July 14, 2018 maturity date for the Term Loan remains unchanged.

Prior to March 29, 2013, the Company made principal payments of $525,000 at each quarter’s end. Under the amended Term Loan, the Company made quarterly principal payments of $430,000 through September 2013. Subsequent to that date, the Company is no longer required to make these principal payments due to its voluntary payment. The Company continues to be subject to requirements to remit additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended credit agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended credit agreement.

Under the amended revolving credit facility, the maturity date was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced from 3.5% to 2.75%. At December 31, 2012 and September 30, 2013, the Company had no outstanding borrowings under the amended revolving credit facility.

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

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of September 30, 2013.

At December 31, 2012, and September 30, 2013, the outstanding balance under the Term Loan, net of unamortized discount, was $187.6 million and $154.2 million, respectively. The Company made principal payments of $525,000 and $15.4 million under the Term Loan during the three months ended September 30, 2012 and 2013, respectively. The Company made principal payments of $19.1 million and $33.2 million under the Term Loan during the nine months ended September 30, 2012 and 2013, respectively.

Interest expense under the Term Loan was $3.0 million and $2.0 million for the three months ended September 30, 2012 and 2013, respectively. The effective interest rate was approximately 6.3% and 4.87% during the three months ended September 30, 2012 and 2013, respectively. The weighted average nominal interest rate was approximately 5.75% and 4.00% during the three months ended September 30, 2012 and 2013, respectively.

Interest expense under the Term Loan was $9.2 million and $6.9 million for the nine months ended September 30, 2012 and 2013, respectively. The effective interest rate was approximately 6.3% and 5.39% during the nine months ended September 30, 2012 and 2013, respectively. The weighted average nominal interest rate was approximately 5.75% and 4.69% during the nine months ended September 30, 2012 and 2013, respectively.

Interest expense under the revolving credit facility for the three and nine months ended September 30, 2012 and 2013, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2012, and September 30, 2013. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three months ended September 30, 2012 and 2013 was $38,000, respectively. Commitment fee expense for each of the nine months ended September 30, 2012 and 2013 was $114,000 and $113,000, respectively.

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

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into certain transactions with affiliates. The Company was in compliance with these covenants as of September 30, 2013.

Interest expense under the Notes was $8.0 million and $8.1 million for the three months ended September 30, 2012 and 2013, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended September 30, 2012 and 2013.

Interest expense under the Notes was $24.1 million and $24.2 million for the nine months ended September 30, 2012 and 2013, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the nine months ended September 30, 2012 and 2013.

Maturities

The aggregate maturities of long-term debt including estimated future interest for each of the five years subsequent to September 30, 2013, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
Notes, due July 15, 2019	$489,000	$31,500	$31,500	$31,500	$31,500	$31,500	$331,500
Term Loan, due July 14, 2018	186,465	6,332	6,332	6,350	6,332	161,119	—
	$675,465	$37,832	$37,832	$37,850	$37,832	$192,619	$331,500

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

The amount owed and reimbursed to Hallmark Cards pursuant to the federal tax sharing agreement in connection with the Company’s taxable income for the three months ended September 30, 2012 was $6.9 million, which was reimbursed in October 2012. The Company reimbursed Hallmark Cards $17.8 million under the federal tax sharing agreement for 2012, net of a prior year overpayment of $1.0 million, through October 2012. During the three months ended September 30, 2013, Hallmark Cards reimbursed the Company $67,000 for an overpayment under the federal tax sharing agreement for 2012.

The IRS is currently auditing the Hallmark consolidated federal tax returns for 2010-2011.  It is possible that the result of that audit could be an increase to taxable income attributable to the Company resulting in a payment under the tax sharing agreement with Hallmark Cards.

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

Notwithstanding that the Company is no longer a member of the Hallmark federal tax group, the Company will continue to be included in Hallmark Cards’ consolidated or combined returns for certain states.  During 2012, the Company reimbursed Hallmark Cards approximately $495,000 with respect to the state tax sharing agreement for the 2011 tax year.  For the year ended December 31, 2012, the Company owed Hallmark Cards approximately $264,000 with respect to the state tax sharing agreement, which was paid during October 2013.  For the nine months ended September 30, 2013, it is estimated that the Company will owe Hallmark Cards approximately $310,000 with respect to the state tax sharing agreement, which is payable two days prior to the due date of the state tax returns.

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

At December 31, 2012 and September 30, 2013, the Company’s payables to Hallmark Cards affiliates on the accompanying unaudited condensed consolidated balance sheets were $1.2 million and $913,000, respectively. The December 31, 2012, balance was comprised of $188,000 of invoices paid on the Company’s behalf, $431,000 of taxes and $620,000 of assigned license payments. The September 30, 2013 balance was comprised of $778,000 of taxes, $130,000 of assigned license payments and $5,000 of invoices paid on the Company’s behalf.

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

On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards provided the Company one-week, limited play licenses for each of six new “Hallmark Hall of Fame” two-hour movies produced by Hallmark Cards over the two-year contract term.  In addition to providing the program licenses, Hallmark Cards has paid the Company $3.4 million of cash ratably as the individual licenses open, all in exchange for approximately two-thirds of the advertising units otherwise available during each airing of the movies.  The Company has estimated the fair value of the program licenses to be approximately $1.0 million.  The Company recognized total advertising revenue of approximately $4.4 million as it fulfilled its advertising obligation to Hallmark Cards. As of September 30, 2013, all of such movies have aired on Hallmark Channel.

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

The Company is not required to pay any royalty fees under the trademark license agreements. Accordingly, no amounts have been reflected in the unaudited condensed consolidated balance sheets or unaudited condensed consolidated statements of operations for these licenses.

Under the trademark license agreement, the Company would be in default if the Company (i) fails to make any payment due under any loan agreement within five days of its due date or (ii) receives an opinion from our auditors that expresses their doubt with respect to our ability to continue as a going concern.

6. Restricted Stock Units and Long Term Incentive Plan

Restricted Stock Units

The Company recorded $43,000 and $86,000 of compensation expense associated with restricted stock units (“RSUs”) during the three months ended September 30, 2012 and 2013, respectively, which has been included in selling, general and administrative expense on the accompanying unaudited condensed consolidated statements of operations. The Company recorded $198,000 and $210,000 of compensation expense associated with restricted stock units during the nine months ended September 30, 2012 and 2013, respectively, which have been included in selling, general and administrative expense on the accompanying unaudited condensed consolidated statements of operations.

The closing price of a share of the Company’s Common Stock, which is used to calculate the period end RSU liability, was $1.85 and $3.08 on December 31, 2012, and September 30, 2013, respectively. As of December 31, 2012 and September 30, 2013, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company’s directors, in the amount of $99,000 and $48,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

The Company issued cash settlements related to the RSUs during the three and nine months ended September 30, 2012 and 2013, of $231,000 and $257,000, respectively.

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

In the second quarter of 2011, the Company entered into LTI Agreements granting incentive compensation ranging from $23,000 to $550,000 per employee. The 50% Employment Awards vested on August 31, 2013, and were settled in cash on September 6, 2013, in the aggregate amount of $1.5 million. Each of the 50% Performance Awards will vest on December 31, 2013, subject to the Company’s achievement of financial performance criteria, and will be settled in cash by the later of January 30, 2014, or 15 days after the Company issues its audited financials for 2013, but no later than March 15, 2014. Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

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

During the third quarter of 2012, the Company entered into LTI Agreements granting $20,000 incentive compensation to each independent director, subject to continued membership on the board. The related financial performance criteria for 2012 were achieved. On December 31, 2012, the performance criteria were achieved and on August 16, 2013, the awards vested. On August 23, 2013, the awards were settled in cash in the aggregate amount of $132,000.

Additionally, in August 2012, the Company entered into LTI Agreements granting $50,000 incentive compensation to each independent director, subject to continued membership on the board through December 31, 2014, the vesting date, and achievement of the financial performance criteria. Each of the awards will be settled in cash by the later of January 30, 2015, or 15 days after the Company issues its audited financials for 2014, but no later than March 15, 2015.

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

During the third quarter of 2013, the Company entered into LTI Agreements granting $35,000 incentive compensation to each independent director, subject to continued membership on the board through August 15, 2014, the vesting date, and achievement of the financial performance criteria. As each independent director must continue to perform service through August 15, 2014, the vesting date, the Company has recognized, and will continue to recognize, expense over the service period. Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

Vesting of the 2011, 2012 and 2013 LTI Performance Awards will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow. Each award is subject to earlier pro rata settlement as provided in the related LTI Agreement.

In recognition of these LTI Agreements, the accompanying unaudited condensed consolidated statements of operations include $812,000 and $965,000 in selling, general and administrative expense for the three months ended September 30, 2012 and 2013, respectively. Likewise, the accompanying unaudited condensed consolidated statements of operations include $2.1 million and $2.7 million in selling, general and administrative expense for the nine months ended September 30, 2012 and 2013, respectively. Related liabilities of $3.6 million and $4.1 million at December 31, 2012, and September 30, 2013, respectively, are included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

7. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2012 and September 30, 2013.

	December 31, 2012		September 30, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Term Loan and interest payable (Level 3)	$187,670	$188,046	$154,260	$150,767
Notes and interest payable (Level 2)	314,438	352,368	306,563	341,848

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2012, and September 30, 2013, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2012 and September 30, 2013, the fair values of the Level 3 financial instruments were $188.0 million and $150.8 million, respectively. No transfers between levels occurred during 2012 and 2013.

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

9.  Income Taxes

As a result of the Federal Tax Deconsolidation, the Company’s taxable income for the tax period from January 1, 2012, through October 31, 2012, was included in the federal income tax return of Hallmark Cards’ consolidated federal tax group.  The Company has filed a separate federal tax return for the short tax period from November 1, 2012, through December 31, 2012, and will do so for each of the calendar years thereafter.

Notwithstanding the periods during which the Company was a member of Hallmark Cards’ consolidated federal tax group, the Company has continuously accounted for income taxes as if it were a separate-company taxpayer.  For financial reporting purposes, deferred tax benefits recognized in connection with losses incurred while the Company was included in the Hallmark consolidated return were offset, in whole or in part, by a valuation allowance.  However, subsequent to its exit from Hallmark Cards’ consolidated federal tax group, the Company will file federal tax returns on separate company basis. As a result, that portion of the Company’s net operating losses that had previously been utilized by Hallmark Cards’ consolidated federal tax group, is not available to the Company as a separate-company taxpayer. Accordingly, in the fourth quarter of 2012, deferred tax assets, specifically the component related to net operating losses and the related valuation allowance, were each reduced by $229.7 million.

As of December 31, 2012, management determined that it was more likely than not that the Company will realize an additional portion of the benefit of its deferred tax assets.  Accordingly, during the fourth quarter of 2012, the Company released an additional $54.2 million of the previously established valuation allowance.

During 2012, the alternative minimum tax (“AMT”) expense recognized was $268,000. In March 2013, $270,000 was paid related to this amount. During the three months ended March 31, 2013, AMT expense recognized was $453,000 and in April 2013, $475,000 was paid. During the three months ended June 30, 2013, AMT expense of $540,000 was recognized, and in June 2013, $550,000 was paid. During the three months ended September 30, 2013, AMT expense of $336,000 was recognized, and in September 2013, $525,000 was paid. During the nine months ended September 30, 2013, AMT expense of $1.3 million was recognized and $1.6 million was paid relating to 2013.

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

At both December 31, 2012 and September 30, 2013, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.  Accordingly, at both December 31, 2012 and September 30, 2013, there is no accrued interest related to uncertain tax positions.

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

In 2012, the Company had separate company nexus in New York and Georgia and will be included in the combined state tax returns of the Hallmark Cards group for California, Colorado and Illinois. State NOLs are also subject to examination in the year in which they are utilized regardless of whether the tax year in which they were generated has been closed by statute.  In recent years, changes enacted by various states have served to defer the effectiveness of the Company’s NOL carryforwards.  Colorado has suspended NOLs in excess of $250,000 for tax years 2011 through 2013 and Illinois has suspended the use of NOLs for tax years 2011 and for NOLs in excess of $100,000 for 2012 and 2013.

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

Description of Business and Overview

Current Business

We own and operate pay television Networks, each of which is dedicated to high-quality entertainment programming for families.  Hallmark Channel features popular television series such as Golden Girls and Frasier as well as original series and movies with compelling stories and internationally recognized stars. It also offers a “lifestyle” programming block currently featuring Home and Family. Hallmark Movie Channel is a cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classic theatrical films, and presentations from the award-winning Hallmark Hall of Fame collection as well as other long form television programming. Consistent with the Hallmark brand, both Networks are preeminent sources of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

Reaching nearly 87 million subscribers as of September 30, 2013, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movie Channel is one of the fastest-growing new cable networks, reaching more than 52 million subscribers as of September 30, 2013.

We believe that we have established these Networks as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

Programming acquired from third parties is an important component of our Networks as we continually develop and refine our programming strategy. This programming includes original series and movies and “lifestyle” programming produced specifically for us by a variety of experienced television production companies and theatrical movies and “off network” television series licensed to us by major studios and distributors. Our agreements for original series and movies and lifestyle programming typically provide for exclusive rights in the United States in all media for periods ranging from eight years to perpetuity.  Our license agreements for theatrical films and off-network programming usually give us more limited rights to exhibit the programming on our Networks, over a period of five or more years. From time to time, we also exhibit excerpts on our website.

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

Hallmark Channel and Hallmark Movie Channel are currently distributed to approximately 83% and 50%, respectively, of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through 5,500 cable, satellite and other pay television distribution systems and (b) Hallmark Movie Channel through 3,768 such systems.

Five of our multiple-system distributors each accounted for more than 10%, and together accounted for a total of 88% of our consolidated subscriber revenue for the three and nine months ended September 30, 2013, respectively.  Two of our multiple-system distributors for Hallmark Channel each accounted for approximately 15% or more of our consolidated subscribers for the three and nine months ended September 30, 2013, and together accounted for 44% of our consolidated subscribers on that date. Three of our programming content providers each accounted for more than 10% of our total license fees payable for the nine months ended September 30 2013, and together accounted for a total of 71% of the consolidated programming liability at the end of the period. The loss of one of these pay television distributors or programming content providers could have an adverse impact on the Company’s operations.

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

The IRS is currently auditing the Hallmark consolidated federal tax returns for 2010-2011.  It is possible that the result of that audit could be an increase to taxable income attributable to the Company resulting in a payment under the tax sharing agreement with Hallmark Cards.

Current Challenges

The Company faces numerous operating challenges. Among such challenges are increasing viewership ratings, maintaining and increasing advertising revenue, maintaining and expanding the distribution of the Networks, broadening viewership demographics to meet our target audience, and controlling costs and expenses.

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals. We believe our ratings are affected by our ability to (i) acquire and produce series and original movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate Hallmark Channel’s highest ratings. The Company has typically incurred additional marketing and promotional expenses to help drive higher ratings for original productions and certain acquired movies, such as for Cedar Cove in 2013. We plan to maintain or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

Advertising Revenue

During the three months ended September 30, 2013, CPMs for commitments in the 2012/2013 Scatter Market for Hallmark Channel were 40% greater than the CPMs for commitments during the 2012/2013 Upfront Season but were generally 5% lower than achieved during the three months ended September 30, 2012, during the 2011/2012 Scatter Market. During the three months ended September 30, 2013, CPMs for commitments in the 2012/2013 Scatter Market for Hallmark Movie Channel were 31% greater than the CPMs for commitments during the 2012/2013 Upfront Season but were generally 4% lower than achieved during the three months ended September 30, 2012, during the 2011/2012 Scatter Market.

Our direct response rates for Hallmark Channel during the three months ended September 30, 2013, were 21% higher than those during the three months ended September 30, 2012. Our direct response rates for Hallmark Movie Channel during the three months ended September 30, 2013, were 37% higher than those during the three months ended September 30, 2012.

During the 2011/2012 and the 2012/2013 Upfront Seasons, we entered into agreements with major advertising firms covering approximately 43% and 39% of our advertising inventory, respectively, for Hallmark Channel.  Advertising units committed during the 2012/2013Upfront Season for Hallmark Channel were at CPMs 4% higher than the CPMs for those committed during the 2011/2012 Upfront Season, reflecting, in part, increases in rates related to our lifestyle programming block. We sold the balance of our 2012/2013 broadcast season inventory in the Scatter Market.

During the 2011/2012 and the 2012/2013 Upfront Seasons, Hallmark Movie Channel entered into advertising commitments for approximately 32% and 28% of its advertising inventory, respectively. Advertising units committed during the 2012/2013Upfront Season for Hallmark Movie Channel were at CPMs flat to the CPMs for those committed during the 2011/2012 Upfront Season.

Each advertiser with an upfront contract has the option to terminate its contract, as well as an option to expand its commitment. During the three months ended September 30, 2012 and 2013, Hallmark Channel experienced cancellation rates of approximately 8%

and 7%, respectively. During the three months ended September 30, 2012 and 2013, Hallmark Movie Channel experienced cancellation rates of approximately 2% and 11%, respectively.

Distribution Agreements

Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from December 2015 through December 2032.

The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 97 million or more subscribers.  According to Nielsen, Hallmark Channel had nearly 87 million subscribers at September 30, 2013, and Hallmark Movie Channel was distributed to more than 52 million subscribers.

Demographics

Each pay television network attracts a different audience with different viewer demographics (i.e., viewers categorized by characteristics such as age, gender and income). As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

We believe that the key demographics for Hallmark Channel and Hallmark Movie Channel are the viewers in the groups’ adults aged 25 to 54 and women aged 25 to 54.  The average viewing age for Hallmark Channel was 56.9 and 58.5 for the quarters ended September 30, 2012 and 2013, respectively. The average viewing age for Hallmark Movie Channel was 63.5 and 64.4 for the quarters ended September 30, 2012 and 2013, respectively. In order to achieve our revenue goals, we need to draw in our target audience.

Revenue from Continuing Operations

Our revenue consists of advertising fees and subscriber fees.

Advertising

We earn advertising revenue in the form of spot or general rate advertising and direct response advertising. Spot advertisements and direct response advertisements are generally 30 seconds long and are aired during or between programs. Spot advertisements are priced at a rate per thousand viewers (i.e., the CPM) and almost always include the Company’s commitment to deliver a specified number of viewers. Our revenue from direct response advertising varies in proportion to the direct sales achieved by the advertiser in response to the advertising. It is sold without ratings or product sales commitments. Our advertising revenue is affected by the mix of these forms of advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership.

Advertising revenue is recorded net of ADUs. Whenever spot advertising is aired in programs that do not achieve promised viewership ratings, we issue ADUs which provide the advertiser with additional spots at no additional cost to make up for the shortfall. We defer a pro rata amount of advertising revenue and recognize a like amount as a liability for programs that do not achieve promised viewership ratings. When the make-good spots are subsequently aired, revenue is recognized and the liability is reduced. The level of inventory that is utilized for ADUs varies over time and is influenced by prior fluctuations in our under-delivery, if any, of viewers against promised ratings as well as the rate at which we and our customers mutually agree to utilize the ADUs.

We typically commit approximately 40% of our Networks’ advertising in the Upfront Season. We hold back a small percentage of our inventory for ADUs and commit the remainder in the spot or Scatter Market and to advertisers that purchase up-front inventory on a calendar year basis.

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

We are in continuous negotiations with our existing distributors to have our Networks placed in packages with a greater number of subscribers, thereby increasing our subscriber base and enhancing our opportunities to generate advertising revenue. We have been subject to requests by major distributors to pay promotion and placement fees to help fund the distributors’ efforts to market our Networks.  Fees that we pay to a distributor are capitalized and amortized over the term of the applicable distribution agreement as a reduction in subscriber fee revenue. At the time we sign a distribution agreement and periodically thereafter, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

Our Networks are usually offered as one of a number of networks on either a basic tier or part of other program packages and are not generally offered on a stand-alone basis. Thus, while cable or satellite customers may subscribe and unsubscribe to the tiers and program packages in which one of our Networks is placed, these customers do not subscribe and unsubscribe to our Networks alone.

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

Effects of Transactions with Related and Certain Other Parties

In 2013 and in prior years, we entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, trademark licenses, program licenses, and an administrative services agreement.  A summary of the terms and financial impact of these transactions is described in the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2012.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical unaudited condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected unaudited condensed consolidated statement of operations data for three and nine months ended September 30, 2012 and 2013, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

					Percentage
					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three	Nine
	2012	2013	2012	2013	Months	Months
	(in thousands)
Revenue:
Advertising	$57,739	$63,577	$188,118	$197,525	10%	5%
Subscriber fees	19,294	20,527	58,952	61,273	6%	4%
Other revenue	22	273	499	614	1141%	23%
Total revenue	77,055	84,377	247,569	259,412	10%	5%
Cost of Services:
Programming costs	29,717	33,821	98,390	97,842	14%	-1%
Operating costs	3,302	4,244	10,039	11,416	29%	14%
Total cost of services	33,019	38,065	108,429	109,258	15%	1%
Selling, general and administrative expense	14,091	15,718	43,411	46,700	12%	8%
Marketing expense	430	3,993	1,669	5,686	829%	241%
Income before interest and income tax expense	29,515	26,601	94,060	97,768	-10%	4%
Interest expense	(11,451)	(10,486)	(34,655)	(32,284)	-8%	-7%
Income before income tax expense and gain from sale of discontinued operations	18,064	16,115	59,405	65,484	-11%	10%
Income tax provision	(6,566)	(6,111)	(22,164)	(24,431)	-7%	10%
Net income	$11,498	$10,004	$37,241	$41,053	-13%	10%

Cash Flow Data:
Net cash provided by operating activities	$12,234	$12,830	$20,185	$34,372	5%	70%
Net cash used in investing activities	$(653)	$(546)	$(981)	$(1,402)	-16%	43%
Net cash used in financing activities	$(823)	$(15,751)	$(19,949)	$(35,710)	1814%	79%

Other Data (Unaudited):
HC Total day household ratings (1)(3)(4)	0.4	0.5	0.4	0.4	3%	-3%
HC primetime household ratings (2)(3)(4)	0.5	0.7	0.6	0.6	29%	6%
HMC Total day household ratings (1)(3)(4)	0.3	0.3	0.3	0.3	20%	20%
HMC primetime household ratings (2)(3)(4)	0.3	0.4	0.3	0.4	18%	21%
HC Total day W25-54 ratings (1)(3)(4)	0.2	0.3	0.2	0.2	2%	2%
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.3	0.3	0.3	8%	-5%
HMC Total day W25-54 ratings (1)(3)(4)	0.1	0.1	0.1	0.1	13%	15%
HMC primetime W25-54 ratings (2)(3)(4)	0.1	0.1	0.1	0.1	-25%	-4%
HC subscribers at period end (4)	86,679	86,985	86,679	86,985	0%	0%
HMC subscribers at period end (4)	47,864	52,475	47,864	52,475	10%	10%

(1)  Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period  July 1 through September 29, 2013 as compared to June 25, 2012, through September 30, 2012, and December 31, 2012 through September 29, 2013 as compared to December 26, 2011 through September 30, 2012.

(4)  “HC” represents Hallmark Channel and “HMC” represents Hallmark Movie Channel. Ratings and subscribers are reported by The Nielsen Company.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2013

Revenue.  Revenue from continuing operations comprised primarily of advertising and subscriber fees, increased $7.3 million or 10% for the third quarter of 2013 as compared to the third quarter of 2012.

The $5.8 million or 10% increase in advertising revenue is due to Hallmark Movie Channel distribution and audience growth. Hallmark Movie Channel subscribers grew from nearly 48 million subscribers at September 30, 2012, to more than 52 million subscribers at September 30, 2013.  Advertising revenue from the Hallmark Movie Channel was $10.4 million and $13.4 million for the three months ended September 30, 2012 and 2013, respectively.

Subscriber fee revenue increased $1.2 million or 6% due to rate increases under certain distribution agreements.  The amount of promotion and placement fees that was recorded as a reduction of subscriber fee revenue was approximately $243,000 and $263,000 for the three months ended September 30, 2012 and 2013, respectively.

Cost of services. Cost of services as a percent of revenue increased to 45% for the three months ended September 30, 2013, as compared to 43% for the three months ended September 30, 2012. This increase results primarily from the 14% increase in programming costs, discussed below.

Programming costs increased $4.1 million or 14% during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to the amortization of Cedar Cove. Other costs of services for the three months ended September 30, 2013 increased $942,000 from the three months ended September 30, 2012, due to the $475,000 increase in bad debt expense from $29,000 during the quarter ended September 30, 2012 to $504,000 during the quarter ended September 30, 2013, and the $526,000 increase salary, consulting and playback costs.

Selling, general and administrative expense.  Selling, general and administrative expense for the three months ended September 30, 2013, increased $1.6 million from the three months ended September 30, 2012, primarily related to a $1.4 million increase in employee costs and a $152,000 increase in depreciation and amortization expense.

Marketing expense.  Marketing expense increased from $430,000 to $4.0 million during third quarter of 2013 versus the third quarter of 2012 due to the marketing and promotion of Cedar Cove.

Interest expense.  Interest expense decreased $965,000 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to Amendment No. 1 that reduced the Company’s minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% and the $17.4 million principal payment made in March 2013.  At September 30, 2012 and 2013, the outstanding balance under the Term Loan was $188.1 million and $154.2 million, respectively. Interest expense on the Term Loan was $3.0 million and $2.0 for the quarters ended September 30, 2012 and 2013, respectively.  Interest expense on the Notes was $8.0 million and $8.1 million for the quarters ended September 30, 2012 and 2013, respectively.

Income tax provision. Provisions for income tax of $6.6 million and $6.1 million reflect effective tax rates of 36.3% and 37.9% for the three months ended September 30, 2012 and 2013, respectively. The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to pre-tax income primarily because of state income taxes and estimated permanent differences.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2013

Revenue.  Revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $11.8 million, or 5%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The $9.4 million or 5% increase in advertising revenue is due to Hallmark Movie Channel distribution and audience growth. Our subscriber fee revenue increased $2.3 million, or 4%, due to rate increases under certain distribution agreements.  The amount of promotion and placement fees that was recorded as a reduction of subscriber fee revenue was approximately $894,000 and $788,000 for nine months ended September 30, 2012 and 2013, respectively.

Cost of services. Cost of services as a percent of revenue decreased to 42% during the nine months ended September 30, 2013, as compared to 44% for the nine months ended September 30, 2012. This decrease results primarily from the effects of the 5% increase in advertising revenue discussed above.

Programming costs decreased $548,000 or 1% during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, due to the expiration of a number of programming license agreements and the end of The Martha Stewart Show agreement, offset, in part by the amortization of Cedar Cove. Other costs of services for the nine months ended September 30, 2013 increased $1.4 million compared to the nine months ended September 30, 2012 primarily due to a $738,000 increase in bad debt expense from $56,000, during the period ended September 30, 2012, to $794,000, during the period ended September 30, 2013, and an increase in employee, playback and consulting costs of $596,000 period over period.

Selling, general and administrative expense.  Selling, general and administrative expense increased $3.3 million from the nine months ended September 30, 2012, primarily related to a $2.1 million increase in employee costs, a $296,000 increase in rent, a $260,000 increase in third party costs directly expensed in conjunction with Amendment No. 1 and a $300,000 increase in depreciation and amortization expense.

Marketing expense.  Marketing expense increased from $1.7 million to $5.7 million during the nine months ended September 30, 2013, versus the nine months ended September 30, 2012, due to the marketing and promotion of Cedar Cove.

Interest expense.  Interest expense decreased $2.4 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to Amendment No. 1 that reduced the Company’s minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% and the $17.4 million principal payment made in March 2013. Interest expense on the Term Loan was $9.2 million and $6.9 for the nine months ended September 30, 2012 and 2013, respectively.  Interest expense on the Notes was $24.1 million and $24.2 million for the nine months ended September 30, 2012 and 2013, respectively.

Income tax provision. Provisions for income tax of $22.2 million and $24.4 million reflect effective tax rates of 37.3% for each of the nine months ended September 30, 2012 and 2013. The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to pre-tax income primarily because of state income taxes and estimated permanent differences.

Liquidity and Capital Resources

Cash Flow from Operating Activities. Cash provided by operating activities was $20.2 million and $34.4 million for the nine months ended September 30, 2012 and 2013, respectively. The Company had net income of $37.2 million for the nine months ended September 30, 2012, as compared to $41.1 million for the nine months ended September 30, 2013. Our depreciation and amortization expense for the nine months ended September 30, 2013 increased $6.6 million. The Company made interest payments of $11.2 million and $6.2 million, respectively, on the Term Loan during the nine months ended September 30, 2012 and 2013. The Company made programming payments of $120.3 million and $130.7 million during the nine months ended September 30, 2012 and 2013, respectively. Cash receipts during the nine months ended September 30, 2012 and 2013 were $258.0 million and $274.7 million, respectively.

Cash Flow from Investing Activities. Cash used in investing activities was $981,000 and $1.4 million during the nine months ended September 30, 2012 and 2013, respectively, as the Company purchased additional computer equipment during 2013.

Cash Flow from Financing Activities. Cash used in financing activities was $19.9 million and $35.7 million for the nine months ended September 30, 2012 and 2013, respectively. The Company made principal payments on its Term Loan of $19.1 million and $33.2 million during the nine months ended September 30, 2012 and 2013, respectively. In conjunction with Amendment No. 1, the Company paid $1.1 million of debt issuance costs and $430,000 of debt discount in March 2013.

Principal Uses of Cash. The Company’s management anticipates that the principal uses of cash during the twelve month period ending September 30, 2014 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, and interest payments of approximately $37.8 million under the Term Loan and Notes.  The Company believes that cash on hand, cash generated by operations, and borrowing available under its amended revolving credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through September 30, 2014.

Credit Facilities and Term Loan

On March 29, 2013, the Company and the lender syndicate amended the Company’s credit agreement dated July 14, 2011. Among other things, the amendment served to (i) significantly reduce the nominal interest rates applicable to principal owed by the Company and (ii) extend the maturity of the $30.0 million revolving credit facility.

The amendment also served to modify the lender syndicate supporting the Term Loan.  For financial reporting purposes, the Company treated the transaction as a modification, as the present value of the cash flows did not substantially change.

The Company incurred costs of approximately $1.8 million in connection with the amendment, of which (i) $430,000, representing a 0.25% discount paid to all members of the lender syndicate, and (ii) $1.1 million of debt issuance costs paid to creditors have been capitalized with respect to the Term Loan and will be amortized along with previously unamortized amounts related to syndicate members.  Third-party debt issuance costs of $260,000 were expensed and are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2013.

The amendment reduced the Company’s minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% (the latter comprising a LIBOR floor of 1.00% plus an applicable rate of 3.00%).  The LIBOR floor was reduced by 25 basis points and the applicable rate was reduced by 150 basis points.  The July 14, 2018 maturity date for the Term Loan remains unchanged.

Prior to March 29, 2013, the Company made principal payments of $525,000 at each quarter’s end. Under the amended Term Loan, the Company made quarterly principal payments of $430,000 through September 2013. Subsequent to that date, the Company is no longer required to make these principal payments due to its voluntary payment. The Company continues to be subject to requirements to remit additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended credit agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended credit agreement.

Under the amended revolving credit facility, the maturity date was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced from 3.5% to 2.75%. At December 31, 2012 and September 30, 2013, the Company had no outstanding borrowings under the amended revolving credit facility.

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

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of September 30, 2013.

At December 31, 2012, and September 30, 2013, the outstanding balance under the Term Loan, net of unamortized discount, was $187.6 million and $154.2 million, respectively. The Company made principal payments of $525,000 and $15.4 million under the Term Loan during the three months ended September 30, 2012 and 2013, respectively. The Company made principal payments of $19.1 million and $33.2 million under the Term Loan during the nine months ended September 30, 2012 and 2013, respectively.

Interest expense under the Term Loan was $3.0 million and $2.0 million for the three months ended September 30, 2012 and 2013, respectively. The effective interest rate was approximately 6.3% and 4.87% during the three months ended September 30, 2012 and 2013, respectively. The weighted average nominal interest rate was approximately 5.75% and 4.00% during the three months ended September 30, 2012 and 2013, respectively.

Interest expense under the Term Loan was $9.2 million and $6.9 million for the nine months ended September 30, 2012 and 2013, respectively. The effective interest rate was approximately 6.3% and 5.39% during the nine months ended September 30, 2012 and 2013, respectively. The weighted average nominal interest rate was approximately 5.75% and 4.69% during the nine months ended September 30, 2012 and 2013, respectively.

Interest expense under the revolving credit facility for the three and nine months ended September 30, 2012 and 2013, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2012, and September 30, 2013. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three months ended September 30, 2012 and 2013 was $38,000, respectively. Commitment fee expense for each of the nine months ended September 30, 2012 and 2013 was $114,000 and $113,000, respectively.

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

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into certain transactions with affiliates. The Company was in compliance with these covenants as of September 30, 2013.

Interest expense under the Notes was $8.0 million and $8.1 million for the three months ended September 30, 2012 and 2013, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended September 30, 2012 and 2013.

Interest expense under the Notes was $24.1 million and $24.2 million for the nine months ended September 30, 2012 and 2013, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the nine months ended September 30, 2012 and 2013.

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

Additionally, we will make available, free of charge upon request, a copy of our Code of Business Conduct and Ethics, which is applicable to all of our employees, including our senior financial officers. Our code is available through our website, or copies may be requested by contacting the Company’s General Counsel at 12700 Ventura Boulevard, Studio City, California  91604.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013, our cash had a fair value of $41.0 million. In the past, the primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuated significantly as cash was provided by and used in our business.

We have not used derivative financial instruments for speculative purposes. As of September 30, 2013, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash. The balance of our interest bearing assets was $41.0 million, or 4% of total assets as of September 30, 2013. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $154.3 million, or 24% of total liabilities, as of September 30, 2013. Net interest expense for the nine months ended September 30, 2013 was $32.3 million, 12%, of our total revenue. Our net interest expense for this liability is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	November 1, 2013

William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	November 1, 2013

Andrew Rooke

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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