Form 10-K
period 2013-12-31
CROWN MEDIA HOLDINGS INC
filed 2014-02-21
CIK 1103837

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $85,700,602.

          As of February 17, 2014, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed on or prior to April 30, 2014, are incorporated by reference in Part III of this Form 10-K.

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

 Certain Terms

        Certain terms used throughout this Annual Report on Form 10-K are defined below.

2011 Refinancing	The July 14, 2011 transaction pursuant to which the Company used the proceeds from the Term Loan and the Notes to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock.
Amendment No. 1	Amendment No. 1 to the Company's Credit Agreement dated as of July 14, 2011 with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, as executed March 29, 2013.
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
Federal Tax Deconsolidation

The effect of an agreement dated October 29, 2012, pursuant to which Hallmark Cards caused 40 million shares of the Company's Common Stock to be transferred from HCC to a German subsidiary of Hallmark Cards, which is not part of Hallmark Cards' consolidated federal tax group, thus reducing HCC's ownership of the Company's common stock from 90.3% to 79.2%. As a result of such transfer, the Company is no longer part of the Hallmark Cards' consolidated federal tax group for federal income tax purposes.

Hallmark Cards or Hallmark	Hallmark Cards, Incorporated, the Company's ultimate parent.
Hallmark Channel	A 24-hour cable television destination for family-friendly programming and a leader in the production of original movies.

Hallmark Movie Channel

A 24-hour cable television destination dedicated to offering viewers a collection of movies and long form programming appropriate for the entire family, including a mix of Hallmark Channel original movies, classic theatrical films, and Hallmark Hall of Fame presentations.

HCC	H C Crown, LLC, formerly H C Crown Corp., a subsidiary of Hallmark Cards; the Company's immediate parent.
HEIC	Hallmark Entertainment Investments Co.; prior to the Recapitalization, a subsidiary of Hallmark Cards and the Company's immediate parent.
Network or Networks	Hallmark Channel or Hallmark Movie Channel, individually or collectively, as the context requires.
Nielsen	Nielsen Media Research or The Nielsen Company; an information and measurement company, that provides television ratings, media measurements and other marketing and consumer information.
Notes	$300.0 million of the Company's 10.5% senior unsecured notes due in 2019 issued in connection with the 2011 Refinancing.
Preferred Stock	Shares of the Company's Series A preferred stock issued in connection with the Recapitalization and subsequently redeemed in connection with the 2011 Refinancing.
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

 PART I

ITEM 1.    Business

Company Overview

        We own and operate pay television Networks, each of which is dedicated to high-quality entertainment programming for families. Hallmark Channel features popular television series such as Golden Girls and Frasier as well as original series and movies with compelling stories and internationally recognized stars. It also features "lifestyle" programming currently featuring Home and Family. Hallmark Movie Channel is a cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classic theatrical films, and presentations from the award-winning Hallmark Hall of Fame collection as well as other long form television programming. Consistent with the Hallmark brand, both Networks are preeminent sources of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

        Reaching more than 86 million subscribers as of December 31, 2013, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movie Channel is one of the fastest-growing new cable networks, reaching nearly 53 million subscribers as of December 31, 2013.

        We believe that we have established these Networks as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

        The following table shows our Networks' programming sources, selected pay television distributors and the total number of subscribers as of December 31, 2013.

	Hallmark Channel	Hallmark Movie Channel
Programming Sources	• Original Productions • Other third-party sources • Hallmark Hall of Fame	• Original Productions • Other third-party sources • Hallmark Hall of Fame

Selected Pay Television Distributors	• Cablevision • Charter • Comcast • Cox • DIRECTV • Dish Network • NCTC • Time Warner • Verizon Communication (FiOS)	• Cablevision • Charter • Comcast • Cox • DIRECTV • Dish Network • NCTC • Time Warner • Verizon Communication (FiOS)

Total Subscribers	86.2 million(1)	52.7 million(1)

(1)
Source: Nielsen Focus and The Nielsen Public U.E. December 2013.

        Programming acquired from third parties is an important component of our Networks as we continually develop and refine our programming strategy. This programming includes original series and movies and "lifestyle" programming produced specifically for us by a variety of experienced television production companies and theatrical movies and "off network" television series licensed to us by major studios and distributors. Our agreements for original series and movies and lifestyle programming typically provide for exclusive rights in the United States in all media for periods ranging from eight years to perpetuity. Our license agreements for theatrical films and off-network programming usually give us more limited rights to exhibit the programming on our Networks and periods of five or more years for use on other media. From time to time, we also exhibit excerpts of certain programming on our website.

        Hallmark Channel and Hallmark Movie Channel are currently distributed to approximately 83% and 51%, respectively, of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,309 cable, satellite and other pay television distribution systems and (b) Hallmark Movie Channel through approximately 3,674 such systems.

        Five of our distributors each accounted for more than 10%, and together accounted for a total of 88%, of our consolidated subscriber revenue for the year ended December 31, 2013. Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the year ended December 31, 2013, and together accounted for 46% of our consolidated subscribers on that date. Three of our programming content providers each accounted for more than 10% of our total license fees payable for the year ended December 31, 2013, and together accounted for a total of 69% of the consolidated programming liability.

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

        We license the trademark "Hallmark" for use on our Networks pursuant to trademark license agreements with a subsidiary of Hallmark Cards. We believe that the use of this trademark is extremely important for our Networks due to the substantial name recognition and favorable characteristics associated with the name.

        During 2011, 2012 and 2013, the Networks comprised the Company's sole operating segment.

Company History

        Crown Media Holdings was incorporated in the state of Delaware in December 1999. Through its wholly-owned subsidiary Crown Media United States, the Company owns, operates and distributes the Networks. Significant investors in the Company are HCC and Hallmark Cards GmbH, a German subsidiary of Hallmark Cards. In January 2014, we formed Crown Media Productions, LLC ("Crown Media Productions"), a Delaware limited liability company and wholly-owned subsidiary of Crown Media United States. Crown Media Productions will own our original programming for which we hold the copyright.

Business Strategy

        In the current economic environment, we are pursuing the following objectives.

  •
  High-quality, family friendly programming.  We will continue to be the preeminent source for 24/7 family programming that is trusted by our audience and highly attractive to our advertisers.

  •
  Hallmark Channel lifestyle programming.  We plan to strengthen our lifestyle program offerings with content that is consistent with our core values of family, home and celebration.

  •
  Original movies and series.  We plan to develop more original movies and have series that are becoming uniquely identified with the Networks.

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

  •
  Profitability.  We will continue to increase our profitability by paying down debt, achieving cost efficiencies, increasing distribution and focusing on advertising revenue growth.

Employees

        We had 175 employees at December 31, 2012, and 187 employees at December 31, 2013. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good. Most of our employees work at our offices in Studio City, California and New York, New York.

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

Distribution Platforms

        Four major distribution platforms are currently used to transmit programming. First, cable television systems use coaxial or fiber optic cable to transmit multiple networks from a central facility, known as a headend, to the individual subscriber's television set. Second, analog and digital satellite broadcast systems (such as direct-to-home or "DTH") use satellite transponders to broadcast television programming to individual dwellings with satellite reception equipment, including a dish and a decoder. Third, telephone companies ("Telcos") use a combination of traditional cable and Internet Protocol Television ("IPTV") technologies to reach their subscribers. For example, Verizon adopted a hybrid model combining traditional cable and IPTV technologies while AT&T launched full-fledged IPTV networks. While traditional cable systems devote a portion of bandwidth to each network and push all the networks to subscribers at one time, IPTV uses architecture in which only the network being watched at that moment is sent through the distribution system to the viewer, freeing up bandwidth capacity for other features and more interactivity. Lastly, networks can also be distributed through satellite master antenna television ("SMATV"). SMATV is used primarily for buildings such as apartments and hotels that receive programming from satellites by means of a single antenna that is connected to the buildings' headend. The television signals are then distributed to individual units in the building by coaxial cable or fiber.

        From time to time, for promotional purposes, we exhibit excerpts of certain programming on our website.

Sources of Revenue

  Advertising Revenue

        We earn advertising revenue in the form of spot or general rate advertising and direct response advertising. Spot advertisements and direct response advertisements are generally 30 seconds long and are aired during or between programs. Spot advertisements are priced at a rate per thousand viewers (i.e., the CPM) and almost always include the Company's commitment to deliver a specified number of viewers. Our revenue from direct response advertising varies in proportion to the direct sales achieved by the advertiser in response to the advertising. It is sold without ratings or product sales commitments. Our advertising revenue is affected by the mix of these forms of advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership.

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

        We typically commit approximately 40% of our Networks' advertising in the Upfront Season. We hold back a small percentage of our inventory for ADUs and commit the remainder in the spot or Scatter Market and to advertisers that purchase up-front inventory on a calendar year basis.

        According to Nielsen, there were 96 and 103 advertising-supported cable networks in the United States during 2012 and 2013, respectively. The Networks' ratings and industry rankings for the years ended December 31, 2012 and 2013 are presented below.

	2012		2013
	Rating	Rank	Rating	Rank
Hallmark Channel
Subscribers at December 31 (rating in millions)	86.9	38	86.2	39
Household
Total day viewership	0.5	15	0.5	14
Prime time household rating	0.7	22	0.8	17
Women 25 - 54
Total day viewership	0.3	12	0.3	10
Prime time household rating	0.4	17	0.4	18
Hallmark Movie Channel
Subscribers at December 31 (rating in millions)	48.6	90	52.7	88
Household
Total day viewership	0.3	32	0.3	32
Prime time household rating	0.3	42	0.4	36
Women 25 - 54
Total day viewership	0.1	38	0.1	39
Prime time household rating	0.1	47	0.1	49

        Total day means the time period that Nielsen measures each day, 6 a.m. to 6 a.m.

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

        For each of the years ended December 31, 2011, 2012 and 2013, revenue from the sale of advertising time on our Networks was approximately $251.3 million, $271.2 million and $294.8 million, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" for further information on advertising and ratings.

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

        We are in continuous negotiations with our existing distributors to have our Networks placed in packages with a greater number of subscribers, thereby increasing our subscriber base and enhancing our opportunities to generate advertising revenue. We have been subject to requests by major distributors to pay promotion and placement fees to help fund the distributors' efforts to market our Networks. Fees that we pay to a distributor are capitalized and amortized over the term of the applicable distribution agreement as a reduction in subscriber fee revenue. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

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

        Each Network's subscriber count depends on the number of distributors carrying the Network, the size of such distributors, and the program tiers on which the Network is carried by these distributors. From time to time, we experience increases or decreases in the number of subscribers as promotional periods end, as distributors reposition the Networks from one tier or package to another, or as a distributor arrangement is amended or terminated by us or the distributor. Management analyzes the estimated effect each new or amended distribution agreement will have on revenue and costs.

        For each of the years ended December 31, 2011, 2012 and 2013, revenue derived from subscriber fees for the Networks was approximately $71.7 million, $78.0 million and $81.8 million, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for information regarding subscriber fees.

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

        Examples of programming include Hallmark Channel original movies Be My Valentine, Second Chances, The Nearlyweds, The Christmas Ornament and A Very Merry Mix-Up. Examples of other third party programming shown on our Networks include the popular series Home Improvement, Little House on the Prairie, I Love Lucy, The Golden Girls, The Waltons, Cheers, Frasier, The Middle and Murder She Wrote (on Hallmark Movie Channel only). Examples of family-friendly movies licensed from major studios include Flicka, First Daughter, Big, Hook and Hachi: A Dog's Tale, plus additional titles in the Jesse Stone series. Other examples of our third party programming include acquired movies and miniseries such as Ever After: A Cinderella Story, Hope Floats, and The Ron Clark Story. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time. Original movies can be exhibited an unlimited number of times in the United States.

        Our Networks air, and benefit from, programming previously shown as a Hallmark Hall of Fame such as Remember Sunday, The Makeover, Firelight, and A Smile as Big as the Moon.

        We have occasionally sublicensed exhibition rights to third parties to select programs in order to reduce our programming costs.

Distribution

  Hallmark Channel

        Hallmark Channel ended 2012 with 86.9 million subscribers and 2013 with approximately 86.2 million subscribers. We currently distribute Hallmark Channel to 83% of all United States pay television subscribers. The following table shows the approximate number of pay television households in the United States and Hallmark Channel subscribers for each of the nine largest pay television distributors and all other pay television distributors as a group, all as of December 31, 2013.

PAY TELEVISION DISTRIBUTOR	TOTAL U.S. PAY TV HOUSEHOLDS(1)	HALLMARK CHANNEL SUBSCRIBERS(1)	HALLMARK CHANNEL % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	21,343	20,171	94.5%
DIRECTV	20,089	19,365	96.4%
Dish Network	14,573	11,219	77.0%
Time Warner	13,706	12,075	88.1%
AT&T (U-verse)	6,505	—	0.0%
Verizon Communications (FiOS)	5,828	5,686	97.6%
Charter	4,396	3,947	89.8%
Cox	4,251	3,228	75.9%
Cablevision	2,784	2,390	85.8%
NCTC and all others	10,612	8,118	76.5%

Total	104,087	86,199	82.8%

(1)
Source: Nielsen Focus and The Nielsen Public U.E. December 2013.

        Our subscribers in the United States have grown from approximately 16.0 million full time subscribers at January 1, 2001 to approximately 86.2 million at December 31, 2013. Our major distribution agreements have terms which expire at various times from December 2015 through December 2032.

  Hallmark Movie Channel

        We launched Hallmark Movie Channel in 2008. At December 31, 2013, Hallmark Movie Channel was distributed to 52.7 million subscribers, an increase of nearly 4.1 million subscribers from 48.6 million at December 31, 2012. As of December 31, 2013, Hallmark Movie Channel was distributed in the nation's top 30 demographic measurement areas.

        The following table shows the approximate number of pay television households in the United States and Hallmark Movie Channel subscribers for each of the nine largest pay television distributors and all other pay television distributors as a group, as of December 31, 2013.

PAY TELEVISION DISTRIBUTOR	TOTAL U.S. PAY TV HOUSEHOLDS(1)	HALLMARK MOVIE CHANNEL SUBSCRIBERS(1)	HALLMARK MOVIE CHANNEL % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	21,343	19,235	90.1%
DIRECTV	20,089	3,374	16.8%
Dish Network	14,573	6,387	43.8%
Time Warner	13,706	8,011	58.4%
AT&T (U-verse)	6,505	—	0.0%
Verizon Communications (FiOS)	5,828	4,409	75.7%
Charter	4,396	2,642	60.1%
Cox	4,251	2,839	66.8%
Cablevision	2,784	2,385	85.7%
NCTC and all others	10,612	3,422	32.2%

Total	104,087	52,704	50.6%

(1)
Source: Nielsen Focus and The Nielsen Public U.E. December 2013.

  Distribution through New Media

        A number of our original movies and series have been released on DVD and are also available for streaming or downloaded viewing from online stores, such as Amazon and iTunes. Our original movies and primetime series, as well as the lifestyle series Home and Family may also be viewed on the "TV Everywhere" or "Authenticated" platforms of certain of our distributors.

Sales and Marketing

        Our primary target demographic is women aged 25 to 54 and our secondary target is adults aged 25 to 54. Our programming is targeted to adults, but is generally appropriate for viewing by the entire family, which is important to viewers, advertisers and distributors.

        For over sixty years, Hallmark has been a leader in high-quality original television production. Hallmark Channel and Hallmark Movie Channel have the exclusive cable license to broadcast the movies previously shown as Hallmark Hall of Fame, a selection of movies from an award-winning entertainment series.

        The power of the Hallmark brand and the quality of our programming combine to

  •
  provide our viewers with tangible evidence of our commitment to the best in entertainment that is suitable for the entire family;

  •
  enhance our ability to attract advertising commitments and higher CPMs from the largest advertisers; and

  •
  provide a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

        Our websites www.hallmarkchannel.com and www.hallmarkmoviechannel.com are used to promote the Networks and their programming and to provide information to consumers. These websites promote major programming events, such as original movie and series premieres and program acquisitions, as well as provide information regarding the regular programs on the respective Networks. Further, the sites provide a venue for viewer participation in Network sweepstakes, promotions and community areas. The sites have advertiser imaging, including banner messages and video content. We also promote our programming and promotion activities on social networking sites, such as Facebook, Pinterest, Twitter, Get Glue, Instagram and Tumblr.

Network Operations

        Our programming department is responsible for ensuring the consistent quality of the programming we offer. Our programming, scheduling and acquisitions departments work in conjunction with the marketing and creative services departments to create the distinctive appearance of our Networks. Some of these functions are outsourced on an as-needed basis.

        The ongoing production of our Networks is dependent upon our development of original movies and series and acquisition of programming from third parties. Our staff or third parties review all potential programming to ensure that programming is appropriate for the Networks and in compliance with our quality and content standards.

        Our employees are typically responsible for the creation of on-air promotional segments, "interstitials," which are broadcast between the feature movies, miniseries and series, but are occasionally outsourced to external vendors. These interstitials are intended to invite viewership, guide viewers to specific programming with tune-in information, and promote "brand awareness" for the Networks. Occasionally, these interstitials are sponsored by advertisers, resulting in additional advertising revenue.

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
Dish Network

        The contracts with the parties providing origination, uplink, satellite and other services for the delivery of our Networks in the United States expire from 2015 through 2019. Such contracts may be terminated by the vendors prior to the expiration of the contracts under conditions that are customary to contracts of this type. Amounts payable under these contracts are reflected in "Operating Leases" and "Capital Leases" in the schedule of contractual commitments as of December 31, 2013, as shown in Item 7 below.

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

  Competitive strengths

        We believe that our primary competitive strengths include the following:

  •
  Programming.  We have established a track record of providing high-quality family programming. Our programming includes high-quality original movies and series, original lifestyle programming, as well as popular television series.

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

  •
  Dual revenue stream.  We generate our revenue through subscriber fees under long-term distribution agreements and advertising sales driven by our attractive audience demographic and trusted content and brand association.

  •
  Broad distribution.  Our Networks are widely distributed throughout the United States, with Hallmark Channel reaching 83% of the United States pay television audience, which provides us with the necessary reach to attract advertisers.

  •
  Experienced management.  Members of our senior management team have experience promoting and operating networks. They have held senior positions at such companies as ABC, Fox Family, Discovery Channel, and Twentieth Television.

  Competitive risks

        We believe that our primary competitive risks include the following:

  •
  Two networks distributed domestically.  We operate only two networks and we only distribute our networks domestically. Many of our competitors are also diversified entertainment companies that have more than two networks and are distributed internationally, giving them an advantage in dealing with distributors and advertisers. Additionally, such companies are distributed more widely on various digital platforms, such as through mobile devices and other authenticated distribution platforms in collaboration with their distributors. These companies are also able to leverage costs across multiple networks.

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

        Additionally, we will make available, free of charge upon request, a copy of our Code of Business Conduct and Ethics, which is applicable to all of our employees, including our senior financial officers. Our code is available through our website. Copies may be requested by contacting the Company's General Counsel at 12700 Ventura Boulevard, Studio City, California 91604.

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

        Our business has a history of net losses. As of December 31, 2013, we had an accumulated deficit of $1.7 billion, total stockholders' equity of $399.1 million, and goodwill of $314.0 million. We cannot provide assurance that we will sustain an operating profit or a positive cash flow. If we are not able to do so, the trading price of our Common Stock and publicly traded debt may fall significantly. To continue to be profitable before interest expense and to continue to generate a positive cash flow, we must maintain or increase the positive margin of our advertising and subscriber revenue over our (i) programming expenses, (ii) selling, general and administrative expenses and (iii) marketing expenses. This will require, among other things, maintaining or increasing the distribution of our Networks, attracting younger viewers to our Networks, attracting more advertisers, increasing our ratings and maintaining or increasing our subscriber and advertising rates.

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We, and our subsidiaries, each a guarantor of our Notes, may incur additional indebtedness, including secured indebtedness.

        As of December 31, 2013, we had total debt outstanding of $454.3 million, of which $154.3 million was secured, and borrowing availability of approximately $30.0 million under our senior secured credit facilities.

        The amount of our indebtedness, as well as the associated restrictive covenants, may adversely affect the operation of our business by limiting our ability to do a number of things, including but not limited to, the following:

  •
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

  •
  Make strategic acquisitions, develop properties or exploit business opportunities;

  •
  Pay dividends or other distributions from our subsidiaries to us;

  •
  Avoid vulnerabilities if confronted with downturns in the pricing of our products or general economic conditions; and

  •
  React to changing market conditions in our industry and in our customers' industries.

        Further, a number of the associated restrictive covenants constitute events of default if not satisfied, cured or waived.

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

        Subject to the restrictions in our senior secured credit facilities and the indenture governing the Notes, we and our subsidiary guarantors may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If we or any of our subsidiary guarantors should incur additional debt, the risks described above could increase.

Our liquidity could be dependent on external funds.

        Unanticipated significant costs or expenses or any developments that decrease or otherwise hamper the growth in our revenue may result in the need for additional external funds in order to continue operations. Any new debt financing would require the cooperation and agreement of existing lenders.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

        Our ability to satisfy our debt obligations will depend upon, among other things, the following:

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

        If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity, or negotiate with our lenders to restructure the applicable debt, in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Our senior secured credit facilities and the indenture governing the Notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

        Our senior secured credit facilities and the indenture governing the Notes contain a number of covenants that impose significant operating and financial restrictions on us which, among other things, limit our ability to do the following:

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

If we default on our obligations to pay our indebtedness, we may not be able to make payments on our other indebtedness.

        Any default under the agreements governing our indebtedness, including a default under our senior secured credit facilities, that is not waived by the required holders of such indebtedness, could leave us unable to pay principal, premium, if any, or interest on the Notes or other indebtedness and could substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on such indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, including our senior secured credit facilities, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with any accrued and unpaid interest, the lenders under our senior secured credit facilities could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under the senior secured credit facilities and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek waivers from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and seek waivers, we may not be able to obtain waivers from the required lenders thereunder.

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

        Hallmark Cards, through its wholly-owned subsidiaries, HCC and Hallmark Cards GmbH, beneficially owns an aggregate of approximately 90.3% of the outstanding shares of our Common Stock. This control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of Common Stock and publicly traded debt. As a result, the market price of our Common Stock and publicly traded debt could suffer, and our business could suffer. In addition, the control that Hallmark Cards or these specific wholly-owned affiliates may exert over us, either directly or indirectly, could give rise to conflicts of interest in certain situations.

        Hallmark Cards' standstill restrictions placed on ownership of our Common Stock pursuant to the Stockholders Agreement expired on December 31, 2013. Consequently, Hallmark Cards is now allowed to pursue alternative investment opportunities available under certain conditions. On June 24, 2013, Hallmark Cards filed a Schedule 13D/A disclosing possible options it may consider with respect to its ownership of our Common Stock upon expiration of the standstill restriction, which included among other things: maintaining their investment in the Company; purchasing additional shares of the Company's Common Stock, either on the market or in privately negotiated transactions; engaging in a short-form merger to eliminate the minority stockholders in the Company or proposing another form of "going private" transaction; proposing that the Company's Board of Directors consider implementing a stock repurchase program; proposing that the Company's Board of Directors consider delisting the Company's Common Stock from the Nasdaq Global Market and terminating the Company's registration under the Securities and Exchange Act of 1934, as amended; and disposing, subject to the continuing limitations in the Stockholders Agreement, all or a portion of their investment in the Company in a privately negotiated transaction or series of transactions.

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

        The Federal Tax Deconsolidation had a significant impact on the Company's future estimated cash flows. Amounts previously budgeted for cash payments for taxable amounts due under the Tax Sharing Agreement are now available for the pay down of debt and other uses. Under the terms of the Federal Tax Deconsolidation, however, the Company agreed that if any taxing authority determines that the

Federal Tax Deconsolidation did not result in the Company no longer being a member of the Hallmark Cards' consolidated federal tax group, then the Tax Sharing Agreement (as defined below) will be deemed to have been continuously in effect. If, in the future, the Tax Sharing Agreement is deemed to have been continuously in effect, the Company would not be permitted to access its NOLs and could be obligated to reimburse substantial tax payments to Hallmark Cards.

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

        We operate in the pay television business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment companies that have substantially greater resources than we have, our operating margins and market share could be reduced, and the growth of our business inhibited. In particular, we compete for distribution with other pay television networks and, when distribution is obtained, for viewers and advertisers with pay television networks, broadcast television networks, radio, the Internet and other emerging media. We also compete, to varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, electronic games and other alternative sources of entertainment and information. Future technological developments may affect competition within this business.

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

        Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services that meet customer demands and evolving industry standards. The pay television industry has been, and is likely to continue to be, subject to

  •
  rapid and significant technological change, including continuing developments in technology which do not presently have widely accepted standards; and

  •
  frequent introductions of new services and alternative technologies, including new technologies for providing video services.

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

        Moreover, the increased capacity of digital distribution platforms, may reduce the competition for the right to carry networks and allow development of extra services at low incremental cost. These lower incremental costs could lower barriers to entry for competing networks, and place pressure on our operating margins and market position.

ITEM 1B.    Unresolved Staff Comments

        Not applicable.

ITEM 2.    Properties

        The following table provides certain summary information with respect to the principal real properties leased by the Company. We do not own any real property. The leases for these offices and facilities expire between 2014 and 2020. The Company believes the facilities, office space and other real properties leased are adequate for its current operations.

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	38,680
1325 Avenue of the Americas New York, New York	Advertising sales and administrative office and advertising traffic	24,278
6025 S. Quebec St. Centennial, Colorado	Administrative office	4,528
205 N. Michigan Ave. Chicago, Illinois	Advertising sales office	3,066
1170 Peachtree Street Atlanta, Georgia	Advertising sales office	193

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

 PART II

ITEM 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Common Stock is listed on the NASDAQ Global Market under the ticker symbol "CRWN." Set forth below are the high and low sales prices for our Common Stock for each quarterly period in 2012 and 2013, as reported on the NASDAQ Global Market.

	Price Range
Common Stock	High	Low
2012
First Quarter	$1.640	$1.150
Second Quarter	$1.750	$1.360
Third Quarter	$1.980	$1.630
Fourth Quarter	$1.950	$1.550
2013
First Quarter	$2.150	$1.790
Second Quarter	$2.660	$1.850
Third Quarter	$3.300	$2.400
Fourth Quarter	$3.630	$3.000

Holders

        As of February 13, 2014, there were 49 record holders of our Common Stock.

Dividends

        We have not paid any cash dividends on our Common Stock since inception and there are currently no plans to do so in the future. In 2011 we paid cash dividends of $13.8 million on our redeemable Preferred Stock through July 14, 2011, at which time the Preferred Stock was redeemed.

Securities Authorized for Issuance under Equity Compensation Plans

        The Company has one incentive plan, the 2012 Crown Media Holdings, Inc. Long Term Incentive Plan (the "Plan"). The Plan covers stock appreciation rights ("SAR"), long term incentive awards ("LTIP Awards") and other awards that are not stock-based. As of December 31, 2013, no stock options were outstanding or available for future use.

Stock Purchases

        We did not repurchase any of our outstanding shares during the fourth quarter of 2013. None of our executive officers purchased shares of our Common Stock in open market transactions during the fourth quarter of 2013.

        There were no unregistered issuances of securities to any parties, including to employees.

Performance Graph

        The following graph presents the total stockholder return of $100 invested in our Class A Common Stock for the period from December 31, 2008, through December 31, 2013. It also presents comparative results for (i) $100 invested in a peer group index comprising initially equal dollar investments in the common stocks of Discovery Communications, Inc. (DISCA), Scripps Networks Interactive, Inc. (SNI) and The Walt Disney Company (DIS) and (ii) the relative performance of the NASDAQ Composite index, also relative to an initial measure of $100. Dividends, if any, are assumed to have been reinvested in shares of the respective company's stock at the closing price on the related dividend payment date. The closing price of our stock on December 31, 2008, the last trading day of that year, was $2.85. The closing price of our stock on December 31, 2013, the last trading day of that year, was $3.53.

Relative Performance of Crown Media Holdings, Inc.
Class A Common Stock

ITEM 6.    Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, and selected consolidated balance sheet data as of December 31, 2009, 2010, 2011, 2012 and 2013, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and the consolidated financial statements and related notes for the years ended December 31, 2011, 2012 and 2013, included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share amounts)
Revenue:
Advertising	$214,545	$218,152	$251,325	$271,242	$294,805
Subscriber fees	63,597	68,819	71,668	78,005	81,818
Other revenue	1,422	301	368	623	1,178

Total revenue, net	279,564	287,272	323,361	349,870	377,801
Cost of Services:
Programming costs	127,528	125,249	136,782	134,549	134,001
Other costs of services	20,051	11,929	12,266	13,704	15,148

Total cost of services	147,579	137,178	149,048	148,253	149,149
Selling, general and administrative expense	49,016	51,783	55,679	60,633	65,288
Marketing expense	6,551	10,152	9,816	10,179	11,544
Gain from extinguishment of liability	—	—	(1,246)	—	(121)
Gain from sale of film assets	(682)	(719)	—	—	—

Income from continuing operations before interest and income tax expense	77,100	88,878	110,064	130,805	151,941
Interest expense, net	(100,539)	(55,987)	(25,857)	(46,056)	(42,577)

(Loss) income before income tax expense and discontinued operations	(23,439)	32,891	84,207	84,749	109,364
Income tax (expense) benefit	—	(8,810)	234,589	22,604	(41,649)

(Loss) income before discontinued operations	(23,439)	24,081	318,796	107,353	67,715
Gain on sale of discontinued operations, net of tax	847	—	189	—	—

Net (loss) income and comprehensive (loss) income	(22,592)	24,081	318,985	107,353	67,715
Income allocable to Preferred Stockholder	—	(16,297)	(69,974)	—	—

Net (loss) income attributable to common stockholders	$(22,592)	$7,784	$249,011	$107,353	$67,715

Weighted average number of common shares outstanding, basic and diluted	104,788	234,676	359,676	359,676	359,676

(Loss) income per share before discontinued operations, net of income allocable to Preferred Stockholder, basic and diluted	$(0.23)	$0.03	$0.69	$0.30	$0.19
Gain per share from discontinued operations, basic and diluted	0.01	—	—	—	—

Net (loss) income per common share, basic and diluted	$(0.22)	$0.03	$0.69	$0.30	$0.19

	As of December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,456	$30,565	$35,181	$43,705	$63,750
Goodwill	314,033	314,033	314,033	314,033	314,033
Total assets	698,061	678,534	958,469	1,024,662	1,038,230
Total long-term debt, excluding current maturities	771,814	391,746	498,463	480,393	439,183
Stockholders' (deficit) equity	(698,030)	(150,965)	243,496	331,359	399,141
Other Data:
Net cash provided by operating activities	$37,566	$67,111	$41,482	$30,680	$57,578
Capital expenditures	(507)	(1,086)	(957)	(1,376)	(1,530)
Net cash used in investing activities	(1,443)	(2,047)	(1,145)	(1,376)	(1,511)
Net cash used in financing activities	(28,381)	(44,955)	(35,721)	(20,780)	(36,022)

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

  Advertising Revenue

        During the three months ended December 31, 2013, CPMs for commitments in the 2013/2014 Scatter Market for Hallmark Channel were 32% greater than the CPMs for commitments during the 2012/2013 Upfront Season but were generally 4% lower than achieved during the three months ended December 31, 2012, during the 2012/2013 Scatter Market. During the three months ended December 31, 2013, CPMs for commitments in the 2013/2014 Scatter Market for Hallmark Movie Channel were 18% greater than the CPMs for commitments during the 2012/2013 Upfront Season but were generally 23% lower than achieved during the three months ended December 31, 2012, during the 2012/2013 Scatter Market.

        Our direct response rates for Hallmark Channel during the three months ended December 31, 2013, were 26% higher than those during the three months ended December 31, 2012. Our direct response rates for Hallmark Movie Channel during the three months ended December 31, 2013, were 43% higher than those during the three months ended December 31, 2012.

        During the 2012/2013 and the 2013/2014 Upfront Seasons, we entered into agreements with major advertising firms covering approximately 39% and 44%, respectively, of our advertising inventory for Hallmark Channel. Advertising units committed during the 2013/2014 Upfront Season for Hallmark Channel were at CPMs 4% higher than the CPMs for those committed during the 2012/2013 Upfront Season, reflecting, in part, increases in rates related to our lifestyle programming block. We sold the balance of our 2013/2014 broadcast season inventory in the Scatter Market.

        During the 2012/2013 and the 2013/2014 Upfront Seasons, Hallmark Movie Channel entered into advertising commitments for approximately 28% and 32% of its advertising inventory, respectively. Advertising units committed during the 2013/2014 Upfront Season for Hallmark Movie Channel were at CPMs 5% higher than the CPMs for those committed during the 2012/2013 Upfront Season.

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

        The universe of cable and satellite TV subscribers in the United States is approximately 103 million homes. The top 30 cable TV networks in the United States, measured by the number of subscribers, have 96 million or more subscribers. It is a mature market with relatively high penetration. According to Nielsen, at December 31, 2013, Hallmark Channel and Hallmark Movie Channel were distributed to 86.2 million subscribers and 52.7 million subscribers, respectively.

  Demographics

        Each pay television network attracts a different audience with different viewer demographics (i.e., viewers categorized by characteristics such as age, gender and income). As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

        We believe that the key demographics for Hallmark Channel and Hallmark Movie Channel are the viewers in the groups' adults aged 25 to 54 and women aged 25 to 54. The average viewing age for Hallmark Channel was 57.9 and 57.4 for 2012 and 2013, respectively. The average viewing age for Hallmark Movie Channel was 62.7 and 63.8 for 2012 and 2013, respectively. In order to achieve our revenue goals, we need to draw in our target audience.

  Tax Sharing Agreement

        The IRS is currently auditing the Hallmark consolidated federal tax returns for 2010 and 2011. It is possible that the result of these audits could be an increase to taxable income attributable to the Company resulting in a reimbursement to Hallmark Cards under the Tax Sharing Agreement.

Revenue from Continuing Operations

        Our revenue consists primarily of advertising fees and subscriber fees. For the years ended December 31, 2011, 2012 and 2013 revenue from the sale of advertising time on our Networks was approximately $251.3 million, $271.2 million and $294.8 million, respectively. For the years ended December 31, 2011, 2012 and 2013 revenue derived from subscriber fees for the Networks was approximately $71.7 million, $78.0 million and $81.8 million, respectively. Information relating to advertising fees and subscriber fees is presented above in "Item 1 Business—Sources of Revenue"

Cost of Services

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

Programming Rights

        Programming rights principally consist of rights to off-network, theatrical and original movies; off-network and original scripted series; original unscripted series and specials. Original series and specials consist of lifestyle, dramatic and other entertainment programming. Programming aired on the Company's television Networks is primarily obtained from third-party production companies and distributors and is classified as acquired or original programming in the notes to consolidated financial statements. Programming aired on the Company's television Networks obtained from subsidiaries of Hallmark Cards is classified as affiliate programming.

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

        Capitalized programming costs are stated at the lower of cost less accumulated amortization or net realizable value (fair value for owned programming). Amortization of programming rights is recognized over the contractual term on a straight-line basis or the estimated useful life, if shorter. Amortization of the capitalized costs of licensed programming commences when the license period begins and the program is available for use. Amortization of the capitalized costs of owned programming is amortized over the expected and likely broadcasts of the program. The portion of the unamortized programming rights that will be amortized within one year is classified as current programming rights on the accompanying consolidated balance sheets. Although the Company estimates that all of the unamortized owned programming will be amortized within the next twelve months, it is classified as long-term programming rights on the accompanying consolidated balance sheets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC") Topic 926, Entertainment—Films.

        The Company periodically evaluates the net realizable value of its licensed programming rights by considering expected future revenue generation. Estimates of future revenue consider historical airing patterns and future plans for airing programming, including any changes in strategy. Estimated future revenue may differ from actual revenue based on changes in expectations related to market acceptance, advertising demand, the number of cable and satellite television subscribers receiving the Company's Networks, and program usage. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to net realizable value.

Goodwill

        At December 31, 2013, we had a stockholders' equity of $399.1 million and a goodwill asset of $314.0 million. All of our goodwill relates to our Networks, which is also our only segment. In November 2013 we first assessed qualitatively whether it was necessary to perform the two-step goodwill impairment test. We did not believe, as a result of its qualitative assessment, that it was more likely than not that the fair value of a reporting period was less than its carrying amount, and, therefore, the quantitative two-step goodwill impairment test was not required. In order to further support our qualitative assessment, we also performed the first step of the goodwill impairment test. We note that if our fair value estimate was 50% lower, we would still not have failed the initial test and no impairment charge would be taken.

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

Revenue Recognition

        Advertising revenue, net of agency commissions, is recognized in the period in which related commercial spots or long form programming are aired. If the ratings guarantees associated with the programming in which the advertiser appears are not achieved, recognition of a portion of the revenue form the advertising is deferred until the guarantees are satisfied by providing the advertisers with additional advertising time. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting operations. Customers remit the gross billing amount to their respective agencies, after which each agency remits the amount collected less its commission to the Company. Payments received in advance of being earned are recorded as deferred revenue or ADUs.

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide selected historical consolidated financial and other data (unaudited ratings and subscriber information) of Crown Media Holdings and its subsidiaries. The following selected consolidated statements of operations and cash flow data for the years ended December 31, 2011, 2012 and 2013, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

				Percentage Change
	Years Ended December 31,
				2012 vs. 2011	2013 vs. 2012
	2011	2012	2013
Revenue:
Advertising	$251,325	$271,242	$294,805	8%	9%
Subscriber fees	71,668	78,005	81,818	9%	5%
Other revenue	368	623	1,178	69%	89%

Total revenue	323,361	349,870	377,801	8%	8%
Cost of Services:
Programming costs	136,782	134,549	134,001	-2%	0%
Operating costs	12,266	13,704	15,148	12%	11%

Total cost of services	149,048	148,253	149,149	-1%	1%
Selling, general and administrative expense	55,679	60,633	65,288	9%	8%
Marketing expense	9,816	10,179	11,544	4%	13%
Gain from extinguishment of liability	(1,246)	—	(121)

Income before interest and income tax expense	110,064	130,805	151,941	19%	16%
Interest expense	(25,857)	(46,056)	(42,577)	78%	-8%

Income before income tax expense and gain from sale of discontinued operations	84,207	84,749	109,364	1%	29%
Income tax (provision) benefit	234,589	22,604	(41,649)	-90%	-284%

Income before gain from sale of discontinued operations	318,796	107,353	67,715	-66%	-37%
Gain from sale of discontinued operations	189	—	—

Net income	$318,985	$107,353	$67,715	-66%	-37%

Cash Flow Data:
Net cash provided by operating activities	$41,482	$30,680	$57,578	-26%	88%
Net cash used in investing activities	$(1,145)	$(1,376)	$(1,511)	20%	10%
Net cash used in financing activities	$(35,721)	$(20,780)	$(36,022)	-42%	73%
Other Data (Unaudited):
HC day household ratings(1)(3)(4)	0.5	0.5	0.5	5%	5%
HC primetime household ratings(2)(3)(4)	0.7	0.7	0.8	-6%	12%
HMC day household ratings(1)(3)(4)	0.2	0.3	0.3	12%	19%
HMC primetime household ratings(2)(3)(4)	0.4	0.3	0.4	-11%	18%
HC day W25-54 ratings(1)(3)(4)	0.2	0.3	0.3	12%	6%
HC primetime W25-54 ratings(2)(3)(4)	0.3	0.4	0.4	3%	3%
HMC day W25-54 ratings(1)(3)(4)	0.1	0.1	0.1	28%	7%
HMC primetime W25-54 ratings(2)(3)(4)	0.1	0.1	0.1	12%	-7%
HC subscribers at period end(4)	86,964	86,896	86,199	0%	-1%
HMC subscribers at period end(4)	44,821	48,592	52,704	8%	8%

(1)
Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)
Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)
These Nielsen ratings are for the time period December 27, 2010, through December 25, 2011, compared to December 26, 2011, through December 30, 2012, as compared to December 31, 2012 through December 29, 2013.

(4)
"HC" represents Hallmark Channel and "HMC" represents Hallmark Movie Channel. Ratings and subscribers are reported by The Nielsen Company.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2013

        Revenue.    Revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $27.9 million, or 8%, in 2013 as compared to 2012. The $23.6 million or 9% increase in advertising revenue is due to a 6% and 24% increases in Hallmark Channel and Hallmark Movie Channel advertising revenue, respectively, primarily due to the increase in ratings for certain of our key demographics and growth in Hallmark Movie Channel subscribers and CPMs. Our subscriber fee revenue increased $3.8 million, or 5%, due to rate increases under certain distribution agreements. The amount of promotion and placement fees that was recorded as a reduction of subscriber fee revenue was approximately $1.2 million and $1.1 million for 2012 and 2013, respectively.

        Cost of services.    Cost of services as a percent of revenue decreased to 39% in 2013 as compared to 42% in 2012. This decrease results primarily from the 8% increase in total revenue discussed above.

        Programming costs decreased $548,000 or less than 1% during 2013 compared to 2012, due to the expiration of a number of programming license agreements and the end of The Martha Stewart Show agreement in 2012, offset, in part by the amortization of Cedar Cove. We believe that programming costs will likely increase in the future. Other costs of services for 2013 increased $1.4 million compared to 2012 primarily due to an $836,000 increase in bad debt expense from $39,000 during 2012 to $875,000 during 2013, and a $632,000 increase in employee and playback costs.

        Selling, general and administrative expense.    Selling, general and administrative expense increased $4.7 million from 2012, primarily related to a $3.8 million increase in employee costs, a $345,000 increase in rent, a $260,000 increase in third party costs directly expensed in conjunction with Amendment No. 1 and a $373,000 increase in depreciation and amortization expense.

        Marketing expense.    Marketing expense increased from $10.2 million to $11.5 million during 2013 versus 2012 as the Company allocated more funds to marketing to drive additional audience, particularly around the Company's first original series Cedar Cove.

        Gain on extinguishment.    In November 2013, the Company recorded a $121,000 gain on extinguishment of a liability as a result of making an early payment that resulted in a discount of cash owed.

        Interest expense.    Interest expense decreased $3.5 million for 2013 as compared to 2012 due to Amendment No. 1 that reduced the Company's minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00%, effective March 29, 2013, and $33.2 million of principal payments made during 2013. Interest expense on the Term Loan was $12.2 million and $8.8 million for 2012 and 2013, respectively. Interest expense on the Notes was $32.2 million and $32.3 million for 2012 and 2013, respectively.

        Income tax benefit.    The Company recorded income tax benefit of $22.6 million during 2012. During 2012 the Company released $54.2 million of the valuation allowance previously recorded against its deferred tax asset, resulting in an unreserved deferred tax asset of approximately $259.3 million on its balance sheet as of December 31, 2012. This also resulted in a non-cash reduction in income tax expense. The release of the valuation allowance occurred when the Company, after evaluating positive and negative evidence, including recent earnings history, determined that it was more likely than not that it would utilize portions of its tax loss carry-forwards and other deferred tax assets. During 2012, the valuation allowance decreased an additional $229.7 million, principally because of the elimination of the deferred tax asset relating to losses incurred while the Company was included in the Hallmark Cards' consolidated federal returns. The $41.6 million provision for income tax in 2013 reflects an effective tax rate of 38.1%. The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to pre-tax income primarily because of state income taxes.

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

        The Company's programming costs decreased $2.2 million or 2% from 2011 due to the expiration of a number of programming license agreements and the end of The Martha Stewart Show agreement in 2012. Operating costs for 2012 increased $1.4 million over 2011 primarily due to the $2.0 million increase in residual expense offset, in part, by the $415,000 decrease in bad debt expense. The Company's bad debt expense was $454,000 for 2011 as compared to $39,000 for 2012.

        Selling, general and administrative expense.    Our 2012 selling, general and administrative expense increased $5.0 million over 2011. Research costs increased $828,000 due to growth in Hallmark Movie Channel subscribers. Employee costs increased $4.1 million related to the Company's attainment of certain performance metrics while rent expense increased $315,000 due to additional space in both the Los Angeles and New York offices. Legal costs increased $1.7 million due to costs associated with the Federal Tax Deconsolidation and cost associated with the shareholder lawsuit no longer considered reimbursable from our insurer. Additionally, the Company recorded non-recurring banking fees attributable to the Recapitalization of $2.5 million in 2011.

        Marketing expense.    Our marketing expense increased $363,000 or 4% in 2012 versus 2011. During both 2011 and 2012 the Company allocated its marketing resources to promote its fourth quarter original holiday programming schedule.

        Gain on extinguishment.    In December 2011 the Company and Sonar Entertainment, Inc. ("Sonar"), executed an agreement pursuant to which the Company acquired program licenses and was relieved of its remaining residuals and participations reimbursement obligations under the library sale agreement, all in exchange for concurrent and future fixed cash payments of $8.1 million. The programming rights assets were recorded at their estimated fair values of approximately $3.8 million with corresponding recognition of programming rights payable. The remainder of the payment obligations was recorded at its estimated fair value of approximately $4.1 million. The carrying amounts of this liability as of December 31, 2012 and 2013, were $3.2 million and $0, respectively, and are included among accrued liabilities in the accompanying consolidated balance sheets. Extinguishment of the residuals and participations obligations resulted in a gain of approximately $1.2 million which was reflected in the accompanying consolidated statement of operations for the year ended December 31, 2011.

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

        Income tax benefit.    The Company recorded income tax benefit of $234.6 million during 2011 and $22.6 million during 2012. During 2011 and 2012 the Company released $236.0 million and $54.2 million, respectively, of the valuation allowance previously recorded against its deferred tax asset, resulting in an unreserved deferred tax asset of approximately $236.0 million and $259.3 million on its balance sheets as of December 31, 2011 and 2012, respectively. This also resulted in a non-cash reduction in income tax expense. Each of the releases of portions of the valuation allowance occurred when the Company, after evaluating positive and negative evidence, including recent earnings history, determined that it was more likely than not that it would utilize portions of its tax loss carryforwards and other deferred tax assets. During 2012, the valuation allowance decreased an additional $229.7 million, principally because of eliminating the deferred tax asset relating to losses incurred while the Company was included in the Hallmark Cards' consolidated federal returns. Additionally, Colorado has suspended NOLs in excess of $250,000 for 2011 through 2013 and Illinois has suspended the use of NOLs for 2011 through 2013. Also, New York and New York City have taxes based on capital.

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

Liquidity and Capital Resources

Year Ended December 31, 2012 Compared to Year Ended December 31, 2013

        In 2012, our cash provided by operating activities was $30.7 million as compared to $57.6 million for 2013. The Company's net income for 2013 decreased $39.6 million to net income of $67.7 million from $107.4 million for 2012, as the Company released $54.2 million of its valuation allowance during 2012. Our depreciation and amortization expense for 2013 increased $6.7 million to $139.9 million from $133.2 million in 2012. The Company made interest payments of $14.0 million and $7.8 million, respectively, on the Term Loan during the years ended December 31, 2012 and 2013.The Company made programming payments of $150.8 million and $168.0 million during 2012 and 2013, respectively. Cash receipts during the years ended December 31, 2012 and 2013 were $336.9 million and $363.2 million, respectively.

        Cash used in investing activities was $1.4 million and $1.5 million during 2012 and 2013, respectively, as the Company purchased additional computer equipment during 2013.

        Cash used in financing activities was $20.8 million and $36.0 million for the years ended December 31, 2012 and 2013, respectively. The Company made principal payments on its Term Loan of $19.6 million and $33.2 million during the years ended December 31, 2012 and 2013, respectively. In conjunction with Amendment No. 1, the Company paid $1.1 million of debt issuance costs and $430,000 of debt discount in March 2013.

        The Company's management anticipates that the principal uses of cash during the twelve month period ending December 31, 2014 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, and interest payments of approximately $62.1 million under the Term Loan and Notes. The Company believes that cash on hand, cash generated by operations, and borrowing available under its amended revolving credit facility, will be sufficient to fund the Company's operations and enable the Company to meet its liquidity needs through December 31, 2014.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2012

        In 2011, our cash provided by operating activities was $41.5 million as compared to $30.7 million for 2012. The Company's net income for 2012 decreased $211.4 million to net income of $107.4 million from $319.0 million for 2011, as the Company released $236.0 million of its valuation allowance during 2011 and $54.2 million during 2012. Our depreciation and amortization expense for 2012 increased $3.1 million to $133.2 million from $130.1 million in 2011. The Company made programming payments of $140.3 million and $150.8 million during 2011 and 2012, respectively.

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

        The Company made cash payments to Hallmark Cards during 2011 of $10.5 million under the federal tax sharing agreement and $771,000 of cash payments under the state tax agreements. The Company made cash payments to Hallmark Cards during 2012 of $21.8 million under the federal tax sharing agreement and $584,000 of cash payments under the state tax agreements. Effective November 1, 2012, the Company was no longer a part of Hallmark Cards' consolidated federal tax group.

Cash Flows

        As of December 31, 2013, the Company had $63.8 million in cash and cash equivalents on hand. Also available to the Company was the full $30.0 million bank credit facility. Day-to-day cash disbursement requirements have typically been satisfied with cash on hand and operating cash receipts supplemented with the borrowing capacity available under the bank credit facility and, prior to the Recapitalization, forbearance, with respect to outstanding indebtedness, by Hallmark Cards and its affiliates.

        On July 14, 2011 the Company used the proceeds from a $210.0 million Term Loan and $300.0 million Notes to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock. These instruments are described further below.

        The Company's management anticipates that the principal uses of cash during the twelve month period ending December 31, 2014, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, and interest and payments of approximately $62.1 million under the Term Loan and Notes. The Company believes that cash on hand, cash generated by operations, and borrowing availability under its bank credit facility, will be sufficient to fund the Company's operations and enable the Company to meet its liquidity needs through December 31, 2014.

        The Deconsolidation Transaction had a significant impact on the Company's future estimated cash flows. Amounts previously budgeted for cash payments for tax amounts due under the federal tax sharing agreement are now available for the pay down of debt and other uses.

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

        The following were issued in exchange for HCC Debt:

  •
  $315.0 million principal amount of new debt issued pursuant to the terms of the credit agreement between the Company and HCC in two tranches: (i) the $200.0 million Term A Loan bearing interest at 9.5% per annum through December 31, 2011, and 12% thereafter and (ii) the $115.0 million Term B Loan bearing interest at 11.5% through December 31, 2011, and 14.0% thereafter ;

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

        In connection with the 2011 Refinancing, the Company paid off the Term A and Term B Loans and used the proceeds of the outstanding notes to redeem all outstanding shares of Preferred Stock. Through its beneficial ownership of over 90.3% of the Company's Class A Common Stock, Hallmark Cards possesses voting and investment control.

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

        On March 29, 2013, the Company and the lender syndicate amended the Company's credit agreement dated July 14, 2011. Among other things, the amendment served to (i) significantly reduce the nominal interest rates applicable to principal owed by the Company and (ii) extend the maturity of the $30.0 million revolving credit facility.

        The amendment also served to modify the lender syndicate supporting the Term Loan. For financial reporting purposes, the Company treated the transaction as a modification, as the present value of the cash flows did not substantially change.

        The Company incurred costs of approximately $1.8 million in connection with the amendment, of which (i) $430,000, representing a 0.25% discount paid to all members of the lender syndicate, and (ii) $1.1 million of debt issuance costs paid to creditors have been capitalized with respect to the Term Loan and will be amortized along with previously unamortized amounts related to syndicate members. Third-party debt issuance costs of $260,000 were expensed and are included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2013.

        The amendment reduced the Company's minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% (the latter comprising a LIBOR floor of 1.00% plus an applicable rate of 3.00%). The LIBOR floor was reduced by 25 basis points and the applicable rate was reduced by 150 basis points. The July 14, 2018 maturity date for the Term Loan remains unchanged.

        Prior to March 29, 2013, the Company made principal payments of $525,000 at each quarter's end. Under the amended Term Loan, the Company made quarterly principal payments of $430,000 through September 2013. Subsequent to that date, the Company is no longer required to make these principal payments due to its voluntary payment. The Company continues to be subject to requirements to remit additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended credit agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended credit agreement. At December 31, 2013, the Company's consolidated leverage ratio was less than 3.25. Although the Company is not required to make a principal payment, it plans to make a $25.0 million voluntary principal repayment on March 31, 2014.

        Under the amended revolving credit facility, the maturity date was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced from 3.5% to 2.75%. At December 31, 2012 and 2013, the Company had no outstanding borrowings under the amended revolving credit facility.

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

        The amended credit agreement contains a number of affirmative and negative covenants. The Company was in compliance with these covenants as of December 31, 2013.

        At December 31, 2012, and 2013, the outstanding balance under the Term Loan, net of unamortized discount, was $187.6 million and $154.3 million, respectively. The Company made principal payments of $1.1 million, $19.6 million and $33.2 million under the Term Loan during the years ended December 31, 2011, 2012 and 2013, respectively. Interest expense under the Term Loan was $6.0 million, $12.2 million and $8.8 million for years ended December 31, 2011, 2012 and 2013, respectively.

        The effective interest rate was approximately 6.38%, 6.41% and 5.28% during the years ended December 31, 2011, 2012 and 2013, respectively. The weighted average nominal interest rate was approximately 5.86%, 5.84% and 4.54% during the years ended December 31, 2011, 2012 and 2013, respectively.

        Interest expense under the revolving credit facility for years ended December 31, 2011, 2012 and 2013, respectively, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2012 and 2013. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the years ended December 31, 2011, 2012 and 2013, was $132,000, $152,000 and $152,000, respectively.

  Senior Notes.

        On July 14, 2011, the Company issued the Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Notes are guaranteed on a senior basis by each of Crown Media Holdings' subsidiaries.

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

        During any period in which the Notes have an investment grade rating from both Moody's and S&P (at least Baa3 by Moody's and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates. The Company was in compliance with these covenants as of December 31, 2013.

        Interest expense under the Notes was $14.8 million, $32.2 million and $32.3 million for the years ended December 31, 2011, 2012 and 2013, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the years ended December 31, 2011, 2012 and 2013.

Contractual Obligations

        The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2013.

	Scheduled Payments by Period in Millions (unaudited)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
The Notes(1)	$489.0	$31.5	$63.0	$63.0	$331.5
Term Loan(1)	180.6	30.6	10.7	139.3	—
Capital lease obligations(1)	12.9	2.2	4.3	4.3	2.1
Operating leases(2)	10.6	5.8	4.6	0.2	0.0
Other obligations
Programming rights payable for current and future windows(3)(4)	327.2	130.8	119.4	65.8	11.2
Executory contracts	0.4	0.4	0.0	—	—
Promotion and placement fees	5.0	1.1	2.1	0.6	1.2
Deferred compensation and interest	2.4	0.6	1.3	0.2	0.3
Other payables to buyer of international business	0.5	0.4	0.1	—	—
Total Contractual Cash Obligations	$1,028.6	$203.4	$205.5	$273.4	$346.3

(1)
Includes future interest.

(2)
See footnote 18 for additional information regarding the amendment to our Studio City, California lease.

(3)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(4)
Contains airing windows that open subsequent to December 31, 2013. Therefore, the additional liability is not included on the balance sheet as of December 31, 2013.

Impact of Related Party Agreements

        We have entered into a number of material transactions with Hallmark Cards and certain of its subsidiaries. Payments made in connection with such agreements in place during the year ended December 31, 2013 are presented in the table below and the terms of these transactions are summarized below the table.

	In Thousands
Related Party Transactions	2011	2012	2013
Federal Tax Sharing Agreement(1)	$11,926	$19,490	$(67)
Cash payments under Federal Tax Sharing Agreement	10,525	21,754	—
Cash payments under State Tax Sharing Agreement	751	495	264
Intercompany services agreement	448	457	347
Lease guarantee fees—California	8	4	7
Lease guarantee fees—New York	30	24	18
Hallmark Hall of Fame Agreements	2,518	3,000	3,437
hoops & yoyo	85	87	68
Jingle Pup	750	800	325
Assignment of receivables	1,250	1,478	2,545
Advertising by Hallmark Cards on the Networks	1,437	2,990	3,095

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

  Tax Sharing Agreements

        On March 11, 2003, the Company became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the "Tax Sharing Agreement"). Until the Federal Tax Deconsolidation described below, Hallmark Cards included the Company in its consolidated federal income tax returns. Accordingly, Hallmark Cards benefited from past tax losses. Based on the original Tax Sharing Agreement, Hallmark Cards paid the Company all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when the Company became a taxpayer. Under that Tax Sharing Agreement, at Hallmark Cards' option, this 25% balance could be applied as an offset against any amounts owed by the Company to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

        In connection with the Recapitalization, the Tax Sharing Agreement was amended, effective as of January 1, 2010. The amendment provided, among other things, that

  •
  Hallmark Cards would not pay any Crown Tax Benefits (defined in the Tax Sharing Agreement) in cash and instead carried forward any such amounts to offset future Crown Tax Liability (defined in the Tax Sharing Agreement);

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

        Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or HEH. Consequently, HEH and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Cards (as successor to HEH) and the Company file consolidated, combined or unitary state tax returns. The Company makes tax-sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company's taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.

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

        As required pursuant to the stockholders agreement dated June 29, 2010 (the "Stockholders Agreement"), the German subsidiary executed a joinder agreement thereby becoming a party to the Stockholders Agreement. As a condition of the Federal Tax Deconsolidation, the Company agreed that consistent with the terms of the Stockholders Agreement, the Company will not impede future transfers of the 40 million shares back to an affiliate of Hallmark Cards. Further, the Company agreed that if any taxing authority determines that the Federal Tax Deconsolidation did not result in the Company no longer being a member of the Hallmark Cards' consolidated federal tax group, then the Tax Sharing Agreement will be deemed to have been continuously in effect.

        The Federal Tax Deconsolidation enabled the Company to access $692.0 million of net operating losses incurred by the Company prior to March 11, 2003 (the "NOLs"), the date it became part of Hallmark Cards' consolidated federal tax group. Because of limitations in the Internal Revenue Code, Hallmark Cards' consolidated federal tax group was restricted in its ability to utilize these NOLs. As a separate company taxpayer, the Company will be limited in the use of the NOLs only by its ability to generate sufficient future taxable income.

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

  Hallmark Hall of Fame Production and License Agreement

        On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards provided the Company one-week, limited play licenses for each of six new "Hallmark Hall of Fame" two-hour movies produced by Hallmark Cards over the two-year contract term. The Company recognized total advertising revenue of approximately $4.4 million as it fulfilled its advertising obligation to Hallmark Cards. As of December 31, 2013, all of such movies have aired on Hallmark Channel.

        Effective July 6, 2013, the Company and Hallmark Cards extended the July 6, 2011, agreement for another year, whereby Hallmark Cards will provide the Company one-week, limited play licenses for each of two new "Hallmark Hall of Fame" two-hour movies produced by Hallmark Cards and up to two additional Hallmark Hall of Fame movies premiered in a previous year. The Company will recognize total advertising revenue of approximately $1.4 million as it fulfills its advertising obligation to Hallmark Cards. As of December 31, 2013, one movie has aired on Hallmark Channel.

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

  Standstill provisions:

        Hallmark Cards was restricted from acquiring any additional shares of Common Stock (including pursuant to a short form merger) through December 31, 2013 except

            (i)  acquisitions effected with the prior approval of a special committee of the Board of Directors comprised solely of independent and disinterested directors;

           (ii)  acquisitions in connection with the conversion of Preferred Stock;

          (iii)  in the event that the Company issues additional shares of capital stock, such additional shares as necessary to ensure that Hallmark Cards continued to hold at least the same percentage of the shares of all classes of the Company's capital stock as Hallmark Cards owned immediately prior to such issuance; and

          (iv)  acquisitions effected between January 1, 2012 and December 31, 2013 and either (x) in connection with certain Premium Transactions (as defined below) or (y) pursuant to a tender offer by Hallmark Cards or its affiliates for all of the outstanding shares of Common Stock, provided the holders of Common Stock not affiliated with Hallmark Cards tender, in the aggregate, at least a majority of the shares of Common Stock held by all such stockholders at such time.

        "Premium Transaction" means a transaction involving the sale or transfer by HCC of its shares of Common Stock to a third party (by merger or otherwise) in which all stockholders unaffiliated with Hallmark Cards are entitled to participate and are entitled to receive both (i) consideration equivalent in value to the highest consideration per share of Common Stock received by HCC in connection with such transaction, and (ii) a premium of $0.50 per share of Common Stock (subject to adjustment for any stock splits, combinations, reclassifications, adjustments, sale of Common Stock by the Company, or sale of Common Stock by HCC pursuant to a public offering or block trade as described above, or any similar transaction). The aggregate premium shall not exceed $17,400,880, which is the product of the number of outstanding shares owned by minority stockholders as of the date of the Master Recapitalization Agreement multiplied by $0.50. Also, HCC may effectuate a Premium Transaction pursuant to a short-form merger (or other merger) between the Company and HCC or any purchaser of its shares, so long as the holders of Class A Common Stock not affiliated with HCC receive the consideration provided for in this paragraph in connection with such merger.

  Co-sale provisions:

        Through December 31, 2013, HCC was restricted from selling or transferring its Common Stock to a third party except

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

  Subscription rights:

        Except as otherwise set forth below, any time the Company proposes to issue equity securities of any kind, including any warrants, options or other rights to acquire equity securities and debt securities convertible into equity securities ("Proposed Securities"), the Company will

            (i)  give written notice setting forth in reasonable detail (w) the designation and all of the terms and provisions of the Proposed Securities, including the voting powers, preferences and relative participating, optional or other special rights, and the qualification, limitations or restrictions thereof and interest rate and maturity, (x) the price and other terms of the proposed sale of such securities, (y) the amount of such securities proposed to be issued, and (z) such other information as HCC reasonably requests in order to evaluate the proposed issuance; and

           (ii)  offer to issue to HCC or its affiliate a portion of the Proposed Securities equal to a percentage (the "Fully Diluted Ownership Percentage") determined by dividing (x) the number of shares owned by HCC and its affiliates immediately prior to the issuance of the Proposed Securities by (y) the total number of shares of Common Stock then outstanding, including for purposes of this calculation all shares outstanding on a fully diluted basis.

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

        HCC and, if applicable, its affiliates, must exercise their purchase rights within ten (10) business days after receipt of such notice from the Company. Upon the expiration of the offering period, the Company will be free to sell such Proposed Securities that HCC and its affiliates have not elected to purchase during the ninety (90) days following such expiration on terms and conditions no more favorable to the purchasers thereof than those offered HCC and its affiliates. The majority of the obligations of Hallmark Cards set forth in the Stockholders Agreement will terminate upon a payment default on the Term A and Term B Loans, subject to a 60-day cure period. The Stockholders Agreement also terminates on the earliest of (i) such time as Hallmark Cards and its controlled affiliates cease to hold a majority of the Common Stock, (ii) such time as Hallmark Cards and its affiliates own all of the outstanding Common Stock and (iii) December 31, 2020.

  Registration Rights Agreement

        In connection with the Recapitalization, the Company and HCC are parties to a Registration Rights Agreement (the "HCC Registration Rights Agreement") relating to the shares of Common Stock (i) issued to HCC or any joined party in connection with the Mergers, (ii) issuable to HCC upon conversion of the HCC Debt and upon conversion of the Preferred Stock, (iii) acquired by HCC pursuant to its subscription rights as set forth in the Stockholders Agreement and (iv) issued as a dividend or other distribution with respect to, or in exchange for or in replacement of the shares of Common Stock referred to in clauses (i)-(iii) (the shares described in clauses (i)-(iv) collectively, the "Registrable Securities"). The HCC Registration Rights Agreement grants (i) three demand registration rights exercisable by the holders of a majority of the Registrable Securities, (ii) three resale shelf demand rights exercisable by holders of a majority of the Registrable Securities and (iii) unlimited piggyback rights. The expenses of any of these registrations will be borne by the Company.

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

        Hallmark Cards' control relationship with us also could give rise to conflicts of interest, including

  •
  conflicts between Hallmark Cards, as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

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

        In the event that one of our directors or officers who is also a director or officer of Hallmark Cards acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both us and Hallmark Cards, that director or officer will have fully satisfied his or her fiduciary duty to us and our stockholders with respect to that corporate opportunity if that director or officer acts in a manner consistent with the following policy:

  •
  A business opportunity offered to any person who is one of our officers, and who is also a director but not an officer of Hallmark Cards, will belong to us.

  •
  A business opportunity offered to any person who is one of our directors but not one of our officers, and who is also a director or officer of Hallmark Cards, will belong to us if that opportunity is expressly offered to that person in his or her capacity as one of our directors, and otherwise will belong to Hallmark Cards.

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

        For purposes of the policy

  •
  a "business opportunity" is any corporate opportunity relating to the operation of a multichannel video programming provider, other than a corporate transaction opportunity;

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As of December 31, 2013, our cash had a fair value of $63.8 million. In the past, the primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuated significantly as cash was provided by and used in our business.

        We have not used derivative financial instruments for speculative purposes. As of December 31, 2013, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

        Our material interest bearing assets consisted of cash. The balance of our interest bearing assets was $63.8 million, or 6% of total assets, as of December 31, 2013. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $154.3 million, or 24% of total liabilities, as of December 31, 2013. Net interest expense for the year ended December 31, 2013, was $42.6 million, 11%, of our total revenue. Our net interest expense for this liability is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR ("Eurodollar") interest rates affect the fair value of interest bearing liabilities.

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

ITEM 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

        Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

        This Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    Other Information

        On February 19, 2014, the Company extended through December 31, 2015 employment agreements it has with Susanne McAvoy, Executive Vice President, Marketing and Charles Stanford, Executive Vice President and General Counsel. In addition to extending the length of term, Ms. McAvoy's title has been changed to Executive Vice President, Marketing, Creative and Communications. On the same date, the Company extended through December 31, 2016 an employment agreement it has with Michelle Vicary, Executive Vice President, Programming and also changed her title to Executive Vice President, Programming and Network Publicity.

        On February 19, 2014, the Company entered into an employment agreement with each of the following executive officers, each effective January 1, 2014: Edward Georger, Executive Vice President, Advertising Sales and Digital Media; Laura Lee, Executive Vice President, Distribution; and Kristen Roberts, Executive Vice President, Pricing, Planning and Revenue Management.

        In addition to their annual salaries, the executives will be eligible to receive an annual performance bonus at a target rate determined by the Compensation Committee of the Company's Board of Directors and based on achievement of criteria established by such committee. The executives will also be eligible to receive a long term incentive award pursuant to the Company's 2012 Long Term Incentive Plan at a target of annual salary established by the Compensation Committee. Pursuant to the employment agreement described above, if the Company terminates employment without cause prior to the expiration thereof, each executive will be entitled to 12 months base salary, paid in a lump sum discounted to the present value, pro rata bonus through the date of termination, settlement of any award pursuant to an incentive agreement executed under the Company's 2012 Long Term Incentive Plan and other benefits which may be required by law. Additionally, the executives may not compete with the Company during the term of employment (or, in the event the Company terminates employment for cause, may not compete with the Company for one year or the remainder of the current term, whichever is shorter) and, for one year following termination of employment for any reason, may not employ any person who is working for the Company as an officer, policymaker or in a high-level creative development or distribution position at the date of termination.

 PART III

        The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2014 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "The Board of Directors," "Corporate Governance," "Compensation Committee Report," "Compensation of Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." We intend to file the Proxy Statement with the Securities and Exchange Commission on or prior to April 30, 2014.

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
List of Documents Filed as Part of This Report

(1)
Consolidated Financial Statements

Reports of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2012, and 2013
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2011, 2012, and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2012, and 2013
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

Exhibit Number	Exhibit Title
10.31	Intercompany Services Extension Agreement, dated as of January 1, 2007, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).
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
10.55	*	Amendment to Employment Agreement, dated January 1, 2014, by and between the Company and Charles Stanford.
10.56
Purchase Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).
10.57
Amendment No. 1 to Purchase Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2006, and incorporated herein by reference).
10.58	**
Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and Crown Media United States, LLC.** (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).
10.59
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
10.61	*
Employment Agreement, dated as of June 15, 2009, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).
10.62	*	Employment Agreement, dated as of January 1, 2014, by and between Crown Media Holdings, Inc. and Edward Georger.
10.63	*
Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Annie Howell (previously filed as Exhibit 10.61 to our Annual Report on Form 10-K filed February 22, 2013, and incorporated herein by reference).
10.64	*
Employment Agreement, dated March 7, 2011, by and between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference).
10.65	*
Amendment to Employment Agreement, effective January 1, 2013 between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 9, 2013 and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.66	*	Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Michelle Vicary (previously filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).
10.67	*	Amendment to Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Michelle Vicary.
10.68	*
Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference).
10.69	*
Form of 2010 Long Term Incentive Compensation Agreement effective as of January 1, 2010 (previously filed as Exhibit 10.82 to our Annual Report on Form 10-K, filed on March 3, 2011, and incorporated herein by reference).
10.70
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
10.71
Stockholders Agreement by and among H C Crown Corp., Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit D to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.72
Registration Rights Agreement among H C Crown Corp., any Other HEIC Stockholder and Crown Media Holdings, Inc. (previously filed as Exhibit H to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.73
Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 12, 2010, and incorporated herein by reference).
10.74
Credit Agreement, dated as of July 14, 2011, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).
10.75
Registration Rights Agreement, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and J.P. Morgan Securities LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).
10.76	*
Employment Agreement, dated January 1, 2012, between Crown Media Holdings, Inc. and Susanne McAvoy (previously filed as Exhibit 10.2 1 to our Quarterly Report on Form 10-Q filed on July 27, 2012 and incorporated herein by reference).
10.77	*	Amendment to Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Susanne McAvoy.
10.78	*	Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Laura Lee.
10.79	*	Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Kristen Roberts.

Exhibit Number	Exhibit Title
10.80	Acknowledgment and Agreement, dated October 29, 2012, between HC Crown, LLC, Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference).
21.1	List of Subsidiaries.
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document

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
February 21, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. ABBOTT William J. Abbott	Director and Principal Executive Officer	February 21, 2014
/s/ ANDREW ROOKE Andrew Rooke	Principal Financial and Accounting Officer	February 21, 2014
/s/ DWIGHT C. ARN Dwight C. Arn	Director	February 21, 2014
/s/ ROBERT BLOSS Robert Bloss	Director	February 21, 2014
/s/ WILLIAM CELLA William Cella	Director	February 21, 2014
/s/ GLENN CURTIS Glenn Curtis	Director	February 21, 2014
/s/ STEVE DOYAL Steve Doyal	Director	February 21, 2014

Signature	Title	Date

/s/ BRIAN GARDNER Brian Gardner	Director	February 21, 2014
/s/ HERBERT A. GRANATH Herbert A. Granath	Director	February 21, 2014
/s/ TIMOTHY GRIFFITH Timothy Griffith	Director	February 21, 2014
/s/ DONALD J. HALL, JR. Donald J. Hall, Jr.	Director	February 21, 2014
/s/ A. DRUE JENNINGS A. Drue Jennings	Director	February 21, 2014
/s/ PETER A. LUND Peter A. Lund	Director	February 21, 2014
/s/ BRAD R. MOORE Brad R. Moore	Director	February 21, 2014
/s/ DEANNE R. STEDEM Deanne R. Stedem	Director	February 21, 2014

Exhibit Number	Exhibit Title
2.1	Purchase and Sale Agreement, dated as of February 23, 2005, by and among CM Intermediary, LLC, Bagbridge Limited and, solely with respect to Section 10.14 of the Agreement, Crown Media Holdings, Inc. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on February 23, 2005 and incorporated herein by reference).
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
10.55	*	Amendment to Employment Agreement, dated January 1, 2014, by and between the Company and Charles Stanford.
10.56
Purchase Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.57		Amendment No. 1 to Purchase Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2006, and incorporated herein by reference).
10.58	**
Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and Crown Media United States, LLC.** (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).
10.59
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
10.61	*
Employment Agreement, dated as of June 15, 2009, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).
10.62	*	Employment Agreement, dated as of January 1, 2014, by and between Crown Media Holdings, Inc. and Edward Georger.
10.63	*
Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Annie Howell (previously filed as Exhibit 10.61 to our Annual Report on Form 10-K filed February 22, 2013, and incorporated herein by reference).
10.64	*
Employment Agreement, dated March 7, 2011, by and between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference).
10.65	*
Amendment to Employment Agreement, effective January 1, 2013 between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 9, 2013 and incorporated herein by reference).
10.66	*
Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Michelle Vicary (previously filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).
10.67	*	Amendment to Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Michelle Vicary.
10.68	*
Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference).
10.69	*
Form of 2010 Long Term Incentive Compensation Agreement effective as of January 1, 2010 (previously filed as Exhibit 10.82 to our Annual Report on Form 10-K, filed on March 3, 2011, and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.70		Master Recapitalization Agreement by and among Hallmark Cards, Incorporated, H C Crown Corp., Hallmark Entertainment Holdings, Inc., Crown Media Holdings, Inc., Crown Media United States, LLC, and The Subsidiaries of Crown Media Holdings, Inc. Listed as Guarantors on the Credit Facility, dated as of February 26, 2010 (previously filed as Appendix A to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.71
Stockholders Agreement by and among H C Crown Corp., Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit D to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.72
Registration Rights Agreement among H C Crown Corp., any Other HEIC Stockholder and Crown Media Holdings, Inc. (previously filed as Exhibit H to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).
10.73
Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 12, 2010, and incorporated herein by reference).
10.74
Credit Agreement, dated as of July 14, 2011, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).
10.75
Registration Rights Agreement, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and J.P. Morgan Securities LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).
10.76	*
Employment Agreement, dated January 1, 2012, between Crown Media Holdings, Inc. and Susanne McAvoy (previously filed as Exhibit 10.2 1 to our Quarterly Report on Form 10-Q filed on July 27, 2012 and incorporated herein by reference).
10.77	*	Amendment to Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Susanne McAvoy.
10.78	*	Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Laura Lee.
10.79	*	Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Kristen Roberts.
10.80
Acknowledgment and Agreement, dated October 29, 2012, between HC Crown, LLC, Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference).
21.1		List of Subsidiaries.
23.2		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.
31.2		Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.

Exhibit Number	Exhibit Title
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document

*
Management contract or compensating plan or arrangement.

**
Portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Commission.

(This page has been left blank intentionally.)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2013, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of Crown Media Holdings, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crown Media Holdings, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of Crown Media Holdings, Inc.'s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado February 21, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

        We have audited Crown Media Holdings, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Media Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on Crown Media Holdings, Inc.'s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Crown Media Holdings, Inc., in all material respects, maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Media Holdings, Inc. as of December 31, 2012 and 2013, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado February 21, 2014

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,
	2012	2013
ASSETS
Cash and cash equivalents	$43,705	$63,750
Accounts receivable, less allowance for doubtful accounts of $245 and $834, respectively	92,062	104,613
Programming rights	85,946	71,540
Prepaid programming rights	13,820	26,839
Deferred tax assets, net	34,200	39,100
Prepaid and other assets	2,326	1,960

Total current assets	272,059	307,802
Programming rights	174,971	201,936
Prepaid programming rights	13,748	9,805
Property and equipment, net	10,455	9,799
Deferred tax assets, net	225,149	181,164
Debt issuance costs, net	10,421	10,047
Prepaid and other assets	3,826	3,644
Goodwill	314,033	314,033

Total assets	$1,024,662	$1,038,230

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$25,801	$22,238
Audience deficiency reserve liability	5,679	4,888
Programming rights payable	112,503	85,560
Payables to Hallmark Cards affiliates	1,239	466
Interest payable	14,468	14,455
Current maturities of long-term debt	19,600	25,000

Total current liabilities	179,290	152,607
Accrued liabilities	15,852	13,838
Programming rights payable	30,121	43,314
Long-term debt, net of current maturities	468,040	429,330

Total liabilities	693,303	639,089
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2012 and 2013	3,597	3,597
Paid-in capital	2,062,751	2,062,818
Accumulated deficit	(1,734,989)	(1,667,274)

Total stockholders' equity	331,359	399,141

Total liabilities and stockholders' equity	$1,024,662	$1,038,230

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2012	2013
Revenue:
Advertising	$249,888	$268,252	$291,710
Advertising by Hallmark Cards	1,437	2,990	3,095
Subscriber fees	71,668	78,005	81,818
Other revenue (including $0, $161 and $0 from Hallmark Cards for 2011, 2012 and 2013)	368	623	1,178

Total revenue, net	323,361	349,870	377,801
Cost of Services:
Programming costs
Non-affiliates	134,742	131,186	130,572
Hallmark Cards affiliates	2,040	3,363	3,429
Amortization of capital lease	1,158	1,158	1,158
Other costs of services	11,108	12,546	13,990

Total cost of services	149,048	148,253	149,149
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	54,224	59,156	63,438
Marketing expense	9,816	10,179	11,544
Depreciation and amortization expense	1,455	1,477	1,850
Gain from extinguishment	(1,246)	—	(121)

Income from operations before interest, income tax expense and discontinued operations	110,064	130,805	151,941
Interest expense	(25,857)	(46,056)	(42,577)

Income before income tax expense and discontinued operations	84,207	84,749	109,364
Income tax benefit (expense)	234,589	22,604	(41,649)

Income before discontinued operations	318,796	107,353	67,715
Gain from sale of discontinued operations, net of tax	189	—	—

Net income and comprehensive income	318,985	107,353	67,715
Income allocable to Preferred Stockholder	(69,974)	—	—

Net income attributable to common stockholders	$249,011	$107,353	$67,715

Weighted average number of common shares outstanding, basic and diluted	359,676	359,676	359,676

Income per share before discontinued operations, net of income allocable to Preferred Stockholder, basic and diluted	$0.69	$0.30	$0.19

Net income per common share, basic and diluted	$0.69	$0.30	$0.19

The accompanying notes are an integral part of these consolidated statements of operations.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(In thousands)

	Class A Shares	Class A Common Stock	Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balances, December 31, 2010	359,676	$3,597	$1,991,157	$(2,145,719)	$(150,965)
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	(11,926)	—	(11,926)
Imputed Preferred Stock dividends from amortization of discount on Preferred Stock	—	—	—	(1,771)	(1,771)
Preferred Stock dividends paid	—	—	—	(13,837)	(13,837)
Additional paid-in capital from early extinguishment of debt	—	—	87,305	—	87,305
Additional paid-in capital from redemption of Preferred Stock	—	—	15,705	—	15,705
Net income	—	—	—	318,985	318,985

Balances, December 31, 2011	359,676	3,597	2,082,241	(1,842,342)	243,496
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	(19,490)	—	(19,490)
Net income	—	—	—	107,353	107,353

Balances, December 31, 2012	359,676	3,597	2,062,751	(1,734,989)	331,359
Additional paid-in capital from refund under tax sharing agreement	—	—	67	—	67
Net income	—	—	—	67,715	67,715

Balances, December 31, 2013	359,676	$3,597	$2,062,818	$(1,667,274)	$399,141

The accompanying notes are an integral part of these consolidated statements of stockholders' (deficit) equity.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$318,985	$107,353	$67,715
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from extinguishment of indemnification	(1,246)	—	(121)
Gain from sale of discontinued operations	(189)	—	—
Depreciation and amortization	130,079	133,171	139,879
Provision for allowance for doubtful accounts	454	39	875
Gain on sale of property and equipment	—	—	(12)
Income tax (benefit) expense	(234,589)	(22,604)	39,562
Stock-based compensation	67	237	242
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,568)	(8,303)	(13,426)
Additions to programming rights	(140,464)	(131,964)	(146,560)
Increase in prepaid and other assets	(9,654)	(25,479)	(10,011)
(Decrease) increase in accounts payable, accrued and other liabilities	(28,766)	5,722	(6,061)
Increase (decrease) in interest payable	17,266	(2,831)	(14)
Decrease in amounts payable to Hallmark Cards affiliates	(12,842)	(23,628)	(2,156)
Increase (decrease) in programming rights payable	8,949	(1,033)	(12,334)

Net cash provided by operating activities	41,482	30,680	57,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(957)	(1,376)	(1,530)
Disposal of property and equipment	—	—	19
Payments to buyer of international business	(188)	—	—

Net cash used in investing activities	(1,145)	(1,376)	(1,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable to HCC	(330,390)	—	—
Redemption of Preferred Stock	(185,000)	—	—
Dividends paid to Preferred Stockholder	(13,837)	—	—
Issuance of the Notes	300,000	—	—
Issuance of the Term Loan, net of original issue discount	207,900	—	—
Principal payments on the Term Loan	(1,050)	(19,600)	(33,210)
Payments of transaction costs	(12,270)	—	—
Capitalized debt issuance costs	—	—	(1,116)
Discount on issuance of debt	—	—	(430)
Principal payments on capital lease obligations	(1,074)	(1,180)	(1,266)

Net cash used in financing activities	(35,721)	(20,780)	(36,022)

Net increase in cash and cash equivalents	4,616	8,524	20,045
Cash and cash equivalents, beginning of year	30,565	35,181	43,705

Cash and cash equivalents, end of year	$35,181	$43,705	$63,750

Supplemental disclosure of cash and non-cash activities:
Interest paid	$5,951	$46,909	$40,414
Taxes paid	$751	$548	$2,761
Reduction of additional paid-in capital for obligation for tax transactions	$11,926	$19,490	$—
Additional paid-in capital for tax transactions	$—	$—	$(67)
Additional paid-in capital from early extinguishment of debt	$87,305	$—	$—
Additional paid-in capital from redemption of Preferred Stock	$15,705	$—	$—
Assets acquired through capital lease obligations	$63	$25	$—

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2012 and 2013

1. Business and Organization

        Crown Media Holdings, Inc. ("Crown Media Holdings" or the "Company"), through its wholly-owned subsidiary Crown Media United States, LLC ("Crown Media United States") owns and operates pay television networks dedicated to high quality, entertainment programming for adults and families, in the United States. Majority ownership of the Company is held by Hallmark Cards, Incorporated ("Hallmark Cards") through its subsidiaries H C Crown, LLC ("HCC") and Hallmark Cards GmbH.

        The Company's continuing operations are currently organized into one operating segment, the Networks.

        On June 29, 2010, the Company consummated a series of recapitalization transactions in which approximately $1.2 billion owed to HCC and Hallmark Cards was extinguished upon issuance of (i) the $200.0 million Term A Loan (the "Term A Loan"), (ii) the $115.0 million Term B Loan (the "Term B Loan"), (iii) 185,000 shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock") in the aggregate face amount of $185 million, and (iv) Common Stock (collectively, the "Recapitalization"). On July 14, 2011 the Company used the proceeds from a new $210.0 million senior secured term loan (the "Term Loan") and $300.0 million of senior unsecured notes (the "Notes") to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock (collectively, the "2011 Refinancing"). Finally, on March 29, 2013, the Term Loan was amended to provide, among other things, a reduced borrowing rate. All of these instruments are described further below.

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Crown Media Holdings and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the collectibility of accounts receivable, the valuation of goodwill, intangible assets and other long-lived assets, the net realizable value of programming rights, legal contingencies, indemnifications, barter transactions, audience deficiency reserve obligations and assumptions used in the calculation of income taxes and related valuation allowance, among others.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

2. Summary of Significant Accounting Policies and Estimates (Continued)

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

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to uncollectible accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, the financial condition of specific customers and collection trends.

        The activity in the allowance for doubtful accounts for each of the three years ended December 31, 2011, 2012, and 2013, is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	(Deductions) / Additions	Balance at End of Year
Allowance for doubtful accounts
Year-ended December 31, 2011	$141	$454	$(414)	$181
Year-ended December 31, 2012	$181	$39	$25	$245
Year-ended December 31, 2013	$245	$875	$(286)	$834

Programming Rights

        Programming rights usually comprise feature films, series, shows, and other broadcastable productions that make up a broadcaster's television schedules. Individual rights on which these parts of programming assets are based are also referred to as film rights. Film rights comprise the rights associated with a film or program that a television broadcaster must hold in order to exploit it on the market. Such film rights are usually acquired in the form of a film or television licensing agreement, for example with license sellers, or in the form of production agreements with producers. Among other things, a licensing agreement stipulates the type and amount of the license fee, the broadcast area, broadcast time, number of broadcasts, and the form of exploitation.

        The Company's programming rights principally consist of rights to off-network, theatrical and original movies; off-network and original scripted series; original unscripted series and specials. Original series and specials consist of lifestyle, dramatic and other entertainment programming. Programming aired on the Company's television Networks is primarily obtained from third-party production companies and distributors and is classified as acquired or original programming in the footnotes to these financial statements. Programming aired on the Company's television Networks obtained from subsidiaries of Hallmark Cards is classified as affiliate programming.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

2. Summary of Significant Accounting Policies and Estimates (Continued)

        Acquired programming consists of series, films and specials that have been previously produced and have often been previously exhibited by third parties for which the Company licenses limited broadcast rights for a specific time period. The licensed exhibitions can vary from a single broadcast to multiple broadcasts over several years, and the license typically requires payments during the term of the license. The cost of acquired programming is capitalized when the license period begins and the program is available for use. Original programming consists of movies, series and specials that are specifically produced for the Company's television Networks. The Company often funds the production of original programs; this production funding is classified as prepaid programming rights until production is completed and the program is available for use.

        Capitalized programming costs are stated at the lower of cost less accumulated amortization or net realizable value (fair value for owned programming). Amortization of licensed programming rights is recognized over the contractual term on a straight-line basis or the estimated useful life, if shorter. Amortization of the capitalized costs of licensed programming commences when the license period begins and the program is available for use. The portion of the unamortized programming rights that will be amortized within one year is classified as current programming rights on the accompanying consolidated balance sheets.

        The Company periodically evaluates the net realizable value of its licensed programming rights by considering expected future revenue generation. Estimates of future revenue consider historical airing patterns and future plans for airing programming, including any changes in strategy. Estimated future revenue may differ from actual revenue based on changes in expectations related to market acceptance, advertising demand, the number of cable and satellite television subscribers receiving the Company's Networks, program usage and actual performance of the Company's programming. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to net realizable value.

        Certain original programs are fully owned and produced by the Company. Therefore, these are classified as owned programming. Amortization of the capitalized costs of owned programming is amortized over the expected and likely broadcasts of the program. Although the Company estimates that all of the unamortized owned programming will be amortized within the next twelve months, it is classified as long-term programming rights on the accompanying consolidated balance sheets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC") Topic 926, Entertainment—Films.

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

For the Years Ended December 31, 2011, 2012 and 2013

2. Summary of Significant Accounting Policies and Estimates (Continued)

        When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. The costs of normal maintenance and repairs are charged to expense when incurred.

Long-Lived Assets and Goodwill

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

        Goodwill is reviewed for impairment annually as of November 30 and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of goodwill might be in excess of its fair value. All of the Company's goodwill relates to the Company's Networks, which is also the Company's only reporting unit. At November 30, 2013, the date of the Company's most recent assessment, the Company concluded that goodwill was not impaired.

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

For the Years Ended December 31, 2011, 2012 and 2013

2. Summary of Significant Accounting Policies and Estimates (Continued)

        Assets subject to capital leases are capitalized as property and equipment at the inception of the lease and depreciated over the shorter of the lease term or their estimated useful lives. The related liabilities are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Barter Transactions

        The Company enters into transactions that involve the exchange of its on-air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when the on-air advertising spots are delivered. The Company recognized $258,000, $794,000 and $2.4 million in barter advertising revenue during the years ended December 31, 2011, 2012 and 2013, respectively.

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

        Advertising revenue, net of agency commissions, is recognized in the period in which related commercial spots or long form programming are aired. If the ratings guarantees associated with the programming in which the advertising appears are not achieved, recognition of a portion of the revenue from the advertising is deferred until the guarantees are satisfied by providing the advertisers with additional advertising time. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting operations. Customers remit the gross billing amount to their respective agencies, after which each agency remits the amount collected less its commission to the Company. Payments received in advance of being earned are recorded as deferred revenue or ADUs. Included in accounts payable and accrued liabilities as of December 31, 2012 and 2013, is $1.7 million and $699,000, respectively, of deferred revenue.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

2. Summary of Significant Accounting Policies and Estimates (Continued)

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

Taxes on Income

        Income tax expense or benefit comprises (i) amounts estimated to be payable or receivable with respect to the Company's income or loss for the period pursuant to the statutory provisions of the various federal, state and local jurisdictions in which the Company is subject to taxation and (ii) the changes in deferred tax assets and liabilities during the period.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

2. Summary of Significant Accounting Policies and Estimates (Continued)

Share-Based Compensation

        Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., usually the vesting period. See Note 13 for further information regarding our share-based compensation assumptions and expenses.

Net Income per Share

        Basic net income per share for each period is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding during the period. Diluted net income per share for each period is computed by dividing net income attributable to common stock by the weighted average number of common shares plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and common shares issuable upon conversion of the Company's Preferred Stock. Approximately 44,000, 9,000 and 0 stock options for the years ended December 31, 2011, 2012 and 2013, respectively, and 71.2 million shares upon the conversion of the Preferred Stock for the year ended December 31, 2011, have been excluded from the determination of diluted net income or loss per share because the individual effect in each instance was antidilutive.

        Net income attributable to common stockholders for 2011 reflects the following allocations in favor of Preferred Stockholders: (i) imputed Preferred Stock dividends for financial reporting purposes of $1.8 million, (ii) cumulative Preferred Stock dividends of $13.8 million, and (iii) the potential participation in common stock dividends (equivalent to approximately 71.2 million shares of common stock) of $54.4 million. Inasmuch as there was no Preferred Stock outstanding during the years ended December 31, 2012 and 2013, dividends were not given effect during those years.

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

        Five of the Company's distributors each accounted for more than 10% of subscriber revenue for the years ended December 31, 2011, 2012 and 2013, respectively, and together accounted for a total of 83%, 86% and 88% of subscriber revenue. Two of our distributors each accounted for approximately 15% or more of the Company's subscribers for the years ended December 31, 2011, 2012 and 2013, and together accounted for 46%, 44% and 46% of Hallmark Channel subscribers, respectively. The loss of one of these distributors could have a significant impact on the Company's operations.

        Three of the Company's programming content providers each accounted for more than 10% of total programming rights payable as of both December 31, 2012 and 2013, and together accounted for a total of 53% and 69% of the programming rights payable, respectively.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

2. Summary of Significant Accounting Policies and Estimates (Continued)

Recently Issued Accounting Pronouncements

        In 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. This adoption will not have an impact on our financial position, results of operations, or cash flows.

3. Sale of Domestic Film Library

        In December 2011 the Company and Sonar Entertainment, Inc. ("Sonar"), executed an agreement pursuant to which the Company acquired program licenses and was relieved of its remaining residuals and participations reimbursement obligations under the 2006 film library sale agreement, all in exchange for concurrent and future fixed cash payments of $8.1 million. The programming rights assets were recorded at their estimated fair values of approximately $3.8 million with corresponding recognition of programming rights payable. The remainder of the payment obligations was recorded at its estimated fair value of approximately $4.1 million. The carrying amounts of this liability as of December 31, 2012 and 2013, were $3.2 million and $0, respectively, and are included among accrued liabilities in the accompanying consolidated balance sheets. Extinguishment of the residuals and participations obligations resulted in a gain of approximately $1.2 million which was reflected in the accompanying consolidated statement of operations for the year ended December 31, 2011. In November 2013, the Company recorded a $121,000 gain on extinguishment of this liability as a result of the Company making an early payment that resulted in a discount of cash owed.

4. Programming Rights

        Programming rights are comprised of the following:

	As of December 31,
	2012	2013
	(In thousands)
Programming rights—non-affiliates
Acquired programming
Licensed for less than 12 years	$294,272	$261,654
Original programming
Licensed for less than 12 years	169,176	171,024
Licensed for 12 years or longer	4,440	29,115
Owned	5,772	18,542
Programming rights—Hallmark Cards affiliates
Licensed for less than 12 years	22,549	25,054

Programming rights, at cost	496,209	505,389
Accumulated amortization	(235,292)	(231,913)

Programming rights, net	$260,917	$273,476

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

4. Programming Rights (Continued)

        Programming costs included in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2012 and 2013, were $136.8 million, $134.5 million and $134.0 million, respectively.

        In the regular course of evaluating the remaining usefulness of its various program rights, the Company may determine that certain rights may be of little future program value to it. In such instances, the Company shortens the estimated remaining life of the asset to zero, thereby accelerating amortization of the remaining net book value. During the years ended December 31, 2011, 2012 and 2013, such changes in estimates resulted in additional amortization of programming rights of $600,000, $4.0 million and $4.5 million, respectively. Additionally, the Company evaluated the remaining usefulness of its owned programming asset and recognized $1.3 million of impairment expense during the year ended December 31, 2012. This expense is included as a component of non-affiliate programming costs in the accompanying consolidated statement of operations. The Company expects that the carrying amount of owned programming as of December 31, 2013, $578,000, will be fully amortized during the year ended December 31, 2014.

        At December 31, 2012 and 2013, $27.6 million and $36.6 million, respectively, of programming rights were included in prepaid programming rights in the accompanying consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

        Programming rights payable are comprised of the following:

	As of December 31,
	2012	2013
	(In thousands)
Programming rights payable—non-affiliates
Acquired programming	$102,367	$98,670
Original programming	25,085	15,208
Programming rights payable—Hallmark Cards affiliates	15,172	14,996

Total programming rights payable	142,624	128,874
Less current maturities	(112,503)	(85,560)

Long-term programming rights payable	$30,121	$43,314

        Under certain license agreements with Sonar, the Company was obligated to pay $5.3 million through December 1, 2013. In connection with its reorganization in bankruptcy, Sonar assigned its right to receive these license payments to Hallmark Cards. During the year ended December 31, 2011, the Company reclassified $2.5 million from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.3 million to Hallmark Cards. During the year ended December 31, 2012, the Company reclassified $848,000 from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.5 million to Hallmark Cards. At December 31, 2012, the payable to Hallmark Cards affiliates includes $620,000 related to this assignment. During the year ended December 31, 2013, the Company reclassified $1.5 million from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

4. Programming Rights (Continued)

payment of $2.5 million to Hallmark Cards. At December 31, 2013, the payable to Hallmark Cards affiliates includes $0 related to this assignment. Obligations relating to license periods that had not commenced as of December 31, 2012 and 2013 were $2.0 million and $0, respectively; accordingly, such amounts are not reflected in the accompanying consolidated balance sheets. See Commitments and Contingencies below.

5. Property and Equipment

        Property and equipment are comprised of the following:

	As of December 31,		Depreciable Life
	2012	2013	(In years)
	(In thousands)
Technical equipment and computers	$7,093	$8,158	3 - 5
Leased assets	17,700	17,451	3 - 15
Furniture, fixtures and equipment	788	832	5
Leasehold improvements	530	857	3 - 7
Construction-in-progress	187	583

Property and equipment, at cost	26,298	27,881
Accumulated depreciation and amortization	(15,843)	(18,082)

Property and equipment, net	$10,455	$9,799

        Depreciation and amortization expense related to property and equipment was $2.2 million, $2.3 million and $2.6 million, for the years ended December 31, 2011, 2012 and 2013, respectively.

        Software and other intangible assets of $416,000 and $984,000 as of December 31, 2012 and 2013, respectively, have been included in prepaid and other assets in the accompanying consolidated balance sheets.

6. Leases

        The Company leases uplink and transponder capacity and copiers under long-term lease agreements that are accounted for as capital leases. The capital lease liabilities are included as components of both accounts payable and accrued liabilities and non-current accrued liabilities in the accompanying consolidated balance sheets. In addition, the Company leases uplink services and office facilities under operating leases that are generally non-cancelable. These leases expire at various dates

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

6. Leases (Continued)

through 2019, and some contain escalation clauses and renewal options. Future minimum lease payments under the agreements as of December 31, 2013, are as follows:

Years Ending December 31, (in thousands)	Capital Leases(1)	Operating Leases(2)(3)
2014	$2,175	$5,785
2015	2,167	3,721
2016	2,160	888
2017	2,160	94
2018	2,160	97
Thereafter	2,070	32

Total minimum lease payments	12,892	$10,617

Less amount representing interest (at implicit rates of 9.38%, 6.30%, and 3.31%)	(3,039)

Present value of net minimum lease payments	9,853
Less current maturities	(1,307)

Long-term obligation	$8,546

(1)
The Company has three capital lease obligations.

(2)
Includes cancellable amounts related to parking spaces for the Studio City, California, office in the amounts of $119,000 for 2014 and $89,000 for 2015.

(3)
See footnote 18.

        Rent expense under the operating leases was $3.1 million, $3.4 million and $3.7 million for the years ended December 31, 2011, 2012 and 2013, respectively. Amortization of the uplink and transponder asset held under a capital lease is recorded as amortization of capital lease in the accompanying consolidated statements of operations.

        The Company accrues and recognizes rent expense for operating leases on a straight line basis over the term of the lease, including free rent holiday periods, if any.

        Revenue associated with the Company's sale of excess digital network capacity on a transponder is included in other revenue. Such amounts were $252,000 in 2011, 2012 and 2013, respectively. The Company anticipates that it will recognize $105,000 in 2014, after which the arrangement will have concluded.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

7. Revolving Credit Facilities, Term Loan, and the Notes

  Credit Facilities and Term Loan

        On July 14, 2011, in connection with the 2011 Refinancing, the Company entered into a new $240.0 million credit agreement (the "Credit Agreement") with a lender syndicate and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for the Term Loan, a seven year $210.0 million senior secured term loan facility, and the five year $30.0 million senior secured, super-priority revolving credit facility referred to above. The Term Loan was issued at a discount of 1.0% or $2.1 million.

        On March 29, 2013, the Company and the lender syndicate amended the Company's credit agreement dated July 14, 2011. Among other things, the amendment served to (i) significantly reduce the nominal interest rates applicable to principal owed by the Company and (ii) extend the maturity of the $30.0 million revolving credit facility.

        The amendment also served to modify the lender syndicate supporting the Term Loan. For financial reporting purposes, the Company treated the transaction as a modification, as the present value of the cash flows did not substantially change.

        The Company incurred costs of approximately $1.8 million in connection with the amendment, of which (i) $430,000, representing a 0.25% discount paid to all members of the lender syndicate, and (ii) $1.1 million of debt issuance costs paid to creditors have been capitalized with respect to the Term Loan and will be amortized along with previously unamortized amounts related to syndicate members. Third-party debt issuance costs of $260,000 were expensed and are included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2013.

        The amendment reduced the Company's minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% (the latter comprising a LIBOR floor of 1.00% plus an applicable rate of 3.00%). The LIBOR floor was reduced by 25 basis points and the applicable rate was reduced by 150 basis points. The July 14, 2018 maturity date for the Term Loan remains unchanged.

        Prior to March 29, 2013, the Company made principal payments of $525,000 at each quarter's end. Under the amended Term Loan, the Company made quarterly principal payments of $430,000 through September 2013. Subsequent to that date, the Company is no longer required to make these principal payments due to its voluntary payment. The Company continues to be subject to requirements to remit additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended credit agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended credit agreement. At December 31, 2013, the Company's consolidated leverage ratio was less than 3.25. Although the Company is not required to make a principal payment, it plans to make a $25.0 million voluntary principal repayment on March 31, 2014.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

7. Revolving Credit Facilities, Term Loan, and the Notes (Continued)

        Under the amended revolving credit facility, the maturity date was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was reduced from LIBOR plus 3.5% to LIBOR plus 2.75%. At December 31, 2012 and 2013, the Company had no outstanding borrowings under the amended revolving credit facility.

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

        The amended credit agreement contains a number of affirmative and negative covenants. The Company was in compliance with these covenants as of December 31, 2013.

        At December 31, 2012, and 2013, the outstanding balance under the Term Loan, net of unamortized discount, was $187.6 million and $154.3 million, respectively. The Company made principal payments of $1.1 million, $19.6 million and $33.2 million under the Term Loan during the years ended December 31, 2011, 2012 and 2013, respectively. Interest expense under the Term Loan was $6.0 million, $12.2 million and $8.8 million for years ended December 31, 2011, 2012 and 2013, respectively.

        The effective interest rate under the Term Loan was approximately 6.38%, 6.41% and 5.28% during the years ended December 31, 2011, 2012 and 2013, respectively. The weighted average nominal interest rate was approximately 5.86%, 5.84% and 4.54% during the years ended December 31, 2011, 2012 and 2013, respectively.

        Interest expense under the revolving credit facility for years ended December 31, 2011, 2012 and 2013, respectively, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2012 and 2013. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the years ended December 31, 2011, 2012 and 2013, was $132,000, $152,000 and $152,000, respectively.

The Notes

        On July 14, 2011, the Company issued the Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes are guaranteed on a senior basis by each of Crown Media Holdings' subsidiaries.

        Commencing January 15, 2012, interest is payable each January 15th and July 15th. The Company is not required to make mandatory sinking fund payments with respect to the Notes.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

7. Revolving Credit Facilities, Term Loan, and the Notes (Continued)

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

        During any period in which the Notes have an investment grade rating from both Moody's and S&P (at least Baa3 by Moody's and BBB- by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates. The Company was in compliance with these covenants as of December 31, 2013.

        Interest expense under the Notes was $14.8 million, $32.2 million and $32.3 million for the years ended December 31, 2011, 2012 and 2013, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the years ended December 31, 2011, 2012 and 2013.

Debt Service Requirements

        Debt service requirements, including estimated future interest, for each of the five years subsequent to December 31, 2013, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
The Notes, due July 15, 2019	$489,000	$31,500	$31,500	$31,500	$31,500	$31,500	$331,500
Term Loan, due July 14, 2018	180,519	30,568	5,319	5,333	5,318	133,981	—

	$669,519	$62,068	$36,819	$36,833	$36,818	$165,481	$331,500

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

7. Revolving Credit Facilities, Term Loan, and the Notes (Continued)

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

Hallmark Guarantee; Interest and Fee Reductions

        Hallmark Cards unconditionally guaranteed the Company's obligations to JPMorgan Chase Bank under the credit facility that expired on July 14, 2011. This credit support provided by Hallmark Cards resulted in reductions in commitment fees under the credit facility through July 14, 2011; however, the Company agreed to pay and has paid an amount equal to the reductions in commitment fees to Hallmark Cards. The Company paid Hallmark Cards a reduction amount of commitment fees equal to 0.125%. Commitment fee expense for the years ended December 31, 2011, 2012 and 2013, was $20,000, $0 and $0, respectively.

Lease Guarantees with Hallmark Cards

        On February 24, 2010, the Company executed a letter of credit/guaranty commitment with respect to a certain lease agreement with 12700 Investments, Ltd. for the office space at 12700 Ventura Boulevard, Studio City, California. The landlord required that Crown Media United States, the entity which executed the lease, provide a letter of credit of $1.6 million securing certain obligations of Crown Media United States. Consequently, Hallmark Cards agreed to guarantee the issuer of such letter of credit against any loss thereon pursuant to the guaranty. As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States agreed to pay Hallmark Cards a fee which equals 0.75% per annum of the outstanding letter of credit obligation. Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

8. Related Party Obligations (Continued)

Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

        On September 2, 2008, Hallmark Cards issued a guaranty for the benefit of Crown Media United States, which guaranty pertains to a lease agreement with Paramount Group, Inc. for the office space at 1325 Avenue of the Americas, New York, New York. As a condition to executing the lease agreement, the landlord required Hallmark Cards to guaranty all obligations of Crown Media United States under the lease agreement. As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States agreed to pay Hallmark Cards a fee which equals 0.28% per annum of the outstanding obligation under the lease agreement. Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

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

        The purpose of the Federal Tax Deconsolidation was to enable the Company to benefit from approximately $692.0 million of net operating losses ("NOLs") it incurred prior to March 11, 2003 (the "SRLY NOLs"). Because of limitations imposed by the Internal Revenue Code of the United States, Hallmark Cards was restricted in its ability to utilize the SRLY NOLs. As a separate-company taxpayer, the Company will be limited in the use of the SRLY NOLs only by its ability to generate sufficient future taxable income. If not utilized, the SRLY NOLs will expire in periods from 2018 through 2021.

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

For the Years Ended December 31, 2011, 2012 and 2013

9. Related Party Transactions (Continued)

payments made to Hallmark Cards or to any member of Hallmark Cards' consolidated group in excess of current tax expense have been recorded as reductions to paid-in capital.

        Amounts owed and paid to Hallmark Cards pursuant to the federal tax sharing agreement for 2011, 2012 and 2013 are summarized below.

	2011	2012	2013
	(in thousands)
Estimated federal tax liability payable to Hallmark Cards as reported at December 31	$15,260	$18,868	$—
Subsequently adjusted to returns as filed	623	(67)	—
Payments (to)from Hallmark Cards during the years ended December 31,
2011	(10,525)	—	—
2012	(3,923)	(17,831)	—
2013	—	67	—
Application of overpayments	(1,435)	(1,037)	—

Balance as of December 31, 2013	$—	$—	$—

        Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings, Inc. ("HEH"). In connection therewith, HEH and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Cards (as successor to HEH upon the Recapitalization) and the Company file consolidated, combined or unitary state tax returns in some states. The Company makes tax-sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company's taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization. In connection with the Recapitalization, Hallmark Cards agreed to waive the Company's state tax liability associated with the 2010 cancellation of debt income in those states in which Hallmark Cards and the Company file a combined return.

        During 2011, the Company paid Hallmark Cards $751,000 with respect to the state tax sharing agreement primarily related to changes in California tax law for the 2010 tax year. During 2012, the Company paid Hallmark Cards approximately $495,000 with respect to the state tax sharing agreement for the 2011 tax year. During 2013, the Company paid Hallmark Cards approximately $264,000 with respect to the state tax sharing agreement for the 2012 tax year. For the year ended December 31, 2013, it is estimated that the Company will owe Hallmark Cards approximately $406,000 with respect to the state tax sharing agreement, which will be paid during 2014. This amount will be payable two days prior to the due date of the state tax returns.

        The Company will continue to be included in Hallmark Cards' consolidated or combined returns for certain states.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

9. Related Party Transactions (Continued)

Services Agreement with Hallmark Cards

        Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services. In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards' services were $448,000 for 2011, $457,000 for 2012 and $347,000 for 2013.

        At December 31, 2012, and 2013, the Company's payables to Hallmark Cards affiliates in the accompanying consolidated balance sheets were $1.2 million and $466,000, respectively. The December 31, 2012, balance was comprised of $188,000 of invoices paid on the Company's behalf, $431,000 of taxes and $620,000 of assigned license payments. The December 31, 2013, balance was comprised of $465,000 of taxes and $1,000 of invoices paid on the Company's behalf.

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

        On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards provided the Company one-week, limited play licenses for each of six new "Hallmark Hall of Fame" two-hour movies produced by Hallmark Cards over the two-year contract term. The Company recognized advertising revenue of approximately $4.4 million as it fulfilled its advertising obligation to Hallmark Cards. As of December 31, 2013, all of such movies have aired on Hallmark Channel.

        Effective July 6, 2013, the Company and Hallmark Cards extended the July 6, 2011, agreement for another year, whereby Hallmark Cards will provide the Company one-week, limited play licenses for each of two new "Hallmark Hall of Fame" two-hour movies produced by Hallmark Cards and up to two additional Hallmark Hall of Fame movies premiered in a previous year. The Company will recognize advertising revenue of approximately $1.4 million as it fulfills its advertising obligation to Hallmark Cards. As of December 31, 2013, one movie has aired on Hallmark Channel.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

9. Related Party Transactions (Continued)

hoops & yoyo and Jingle Pup

        During 2011 and 2012, Hallmark Channel licensed 30-minute animated specials separately featuring hoops & yoyo or Jingle Pup, popular animated characters created and owned by Hallmark Cards. The hoops & yoyo license expires in 2016. The Jingle Pup licenses expire in 2020 and 2021, respectively.

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

        The Company is not required to pay any royalty fees under the trademark license agreements. Accordingly, no amounts have been reflected in the accompanying consolidated balance sheets or consolidated statements of operations of the Company for these licenses.

        Under the license agreement, we would be in default if we (i) fail to make any payment due under any loan agreement within five days of its due date or (ii) receive an opinion from our auditors that expresses their doubt with respect to our ability to continue as a going concern.

10. Stockholders' Equity

        The Company has not paid any cash dividends on its common stock since inception. It has been prohibited from doing so by prior debt agreements including the Term A and Term B Loans. The provisions of the Term Loan and the Notes likewise place significant restrictions on the payment of common stock dividends.

        Commencing in the first quarter of 2011, holders of Preferred Stock were entitled to mandatory, cumulative quarterly dividends at the following annual rates: 14% during 2011 and 16%, (the perpetual rate) during 2012, and all periods thereafter. During 2011, holders of Preferred Stock received cash dividends of approximately $13.8 million.

        The Company estimated that the absence of perpetual rate dividends during 2010 and 2011 resulted in an implicit discount of $17.4 million in the estimated fair value of Preferred Stock upon issuance at June 29, 2010. In 2011, until the 2011 Recapitalization, the Company amortized $1.8 million of such discount, recording it as an increase in accumulated deficit and an increase in redeemable Preferred Stock. The Company redeemed all of the outstanding Preferred Stock in connection with the 2011 Refinancing.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

10. Stockholders' Equity (Continued)

        The following table summarizes the issuance and transactions related to the redeemable Preferred Stock in 2011:

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock
	(In thousands)
Balance, December 31, 2010	185	$198,934
Imputed Preferred Stock dividends from amortization of discount on Preferred Stock	—	1,771
Redemption of Preferred Stock	(185)	(185,000)
Addition to paid-in capital from redemption of Preferred Stock	—	(15,705)

Balance, December 31, 2011	—	$—

11. Income Taxes

        As a result of the Federal Tax Deconsolidation in 2012, the Company will file a separate federal tax return for 2013.

        Prior to 2011, the entire amount of the Company's net deferred tax assets was offset by a valuation allowance. During 2011 management determined that it was more likely than not that the Company would realize a significant portion of its deferred tax assets, principally net operating loss carryforwards. Accordingly, the Company released $236.0 million of the valuation allowance. As of December 31, 2012, management determined that it was more likely than not that the Company will realize an additional portion of the benefit of its deferred tax assets. Accordingly, during the fourth quarter of 2012, the Company released an additional $54.2 million of the valuation allowance.

        Notwithstanding the periods during which the Company was a member of Hallmark Cards' consolidated federal tax group, the Company has continuously accounted for income taxes as if it were a separate-company taxpayer. For financial reporting purposes, the losses incurred while the Company was included in the Hallmark consolidated returns were recorded as a tax benefit offset by a valuation allowance. However, upon exit from Hallmark Cards' consolidated federal tax group, since the Company would be filing tax returns on a separate company basis, that portion of the Company's net operating losses that had previously been utilized by Hallmark Cards' consolidated federal tax group, was not available to the Company as a separate-company taxpayer. Accordingly, in the fourth of quarter of 2012, deferred tax assets, specifically the component related to net operating losses and the valuation allowance, were each reduced by $229.7 million.

        For 2013, the Company generated federal and state taxable income for both regular tax and alternative minimum tax ("AMT") purposes. For regular tax purposes, this income will be fully offset by net operating loss carryforwards. However, for federal AMT purposes, loss carryforwards used to offset the AMT income are subject to a 90% limitation.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

11. Income Taxes (Continued)

        Prior to the Federal Tax Deconsolidation, as a result of being included in the consolidated tax return of Hallmark Cards, this AMT expense was not required to be paid to the Internal Revenue Service nor to Hallmark Cards under the tax sharing agreement through October 31, 2012. Accordingly, the Company reduced the liability for the AMT and increased paid-in capital. The net result for AMT calculated as if the Company was a separate taxpayer was a charge to the consolidated statements of operations and a corresponding credit to paid-in capital. The accompanying consolidated balance sheets as of December 31, 2012 and 2013 included $268,000 of federal AMT payable for November 1 through December 31, 2012, and $38,000 for 2013, respectively, as components of accounts payable and accrued liabilities.

        In recent years, changes enacted by various states have served to defer the effectiveness of the Company's net operating loss carryforwards. Effective October 2010, California suspended the use of tax loss carryforwards for 2010 and 2011. Also, Colorado has suspended NOLs in excess of $250,000 for 2011 through 2013 and Illinois has suspended the use of NOLs for 2011 through 2013.

        Income tax (benefit) expense for the years ended December 31, 2011, 2012 and 2013, comprised the following:

	Current	Deferred	Total
	(In thousands)
2011:
Federal	$858	$(221,000)	$(220,142)
State and local	553	(15,000)	(14,447)

Total	$1,411	$(236,000)	$(234,589)

2012:
Federal	$268	$(21,819)	$(21,551)
State and local	477	(1,530)	(1,053)

Total	$745	$(23,349)	$(22,604)

2013:
Federal	$2,140	$36,865	$39,005
State and local	424	2,220	2,644

Total	$2,564	$39,085	$41,649

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

11. Income Taxes (Continued)

        The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the consolidated financial statements:

	Years Ended December 31,
	2011	2012	2013
	(In thousands)
Tax computed at 35%	$29,472	$29,662	$38,277
State taxes, net	1,923	1,795	2,216
Other	650	248	1,131
Change in tax rate applicable to deferred tax assets	943	(140)	25
Decrease in valuation allowance	(267,577)	(54,169)	—

Income tax provision	$(234,589)	$(22,604)	$41,649

        The components of Crown Media Holdings' deferred tax assets and liabilities are comprised of the following:

	Years Ended December 31,
	2012	2013
	(In thousands)
Deferred tax assets:
Bad debt reserve	$91	$309
Accrued compensation	2,678	3,351
Net operating loss	275,260	235,038
Depreciation	4,048	3,874
Sale of international business and film assets	1,329	175
Audience deficiency unit reserve	2,107	1,810
Other	364	42
AMT credit	268	2,408
Valuation allowance	(26,242)	(26,242)

Total deferred tax assets	259,903	220,765
Deferred tax liabilities:
Other	(554)	(501)

Total deferred tax liabilities	(554)	(501)

Net deferred taxes	$259,349	$220,264

        As of December 31, 2011, the Company had approximately $692.0 million of federal net operating losses incurred prior to March 11, 2003, the date it became part of Hallmark Cards' consolidated federal tax group ("SRLY NOLs"). Because of limitations in the Treasury consolidated return regulations, Hallmark Cards had not been able to utilize the SRLY NOLs.

        The Federal Tax Deconsolidation removes the limitation on the Company's use of the SRLY NOLs and thus the related valuation allowance was removed. In addition, the deferred tax asset and valuation allowance related to the federal NOLs incurred while the Company was included in Hallmark Cards'

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

11. Income Taxes (Continued)

consolidated federal tax group and utilized by Hallmark Cards' consolidated federal tax group have also been removed. The deferred tax asset and related valuation allowance related to the AMT credits recognized while the Company was included in Hallmark Cards' consolidated federal tax group and calculated as if the Company were a separate taxpayer have also been removed. Accordingly, the Company had a deferred tax asset of $237.5 million and $200.0 million related to the cumulative SRLY NOLs as of December 31, 2012 and 2013, respectively.

        As of December 31, 2012 and 2013, the Company has federal NOL carry-forwards of $678.6 million and $571.6 million, respectively, and various state NOL carry-forwards. The $26.2 million of valuation allowance described below is comprised of $23.4 million of state NOLs and $2.8 million of timing items. The federal NOLs will expire between 2018 and 2021, and the state NOLs will expire between 2014 and 2032.

        The activity in the valuation allowance for deferred tax assets for each of the three years ended December 31, 2011, 2012, and 2013, is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	(Deductions) / Additions	Balance at End of Year
Valuation allowance for deferred tax assets
Year-ended December 31, 2011	$610,211	$—	$(300,083)	$310,128
Year-ended December 31, 2012	$310,128	$—	$(283,886)	$26,242
Year-ended December 31, 2013	$26,242	$—	$—	$26,242

        At December 31, 2012 and 2013, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions. At December 31, 2012 and 2013, the Company had no accrued interest related to uncertain tax positions.

        By virtue of its inclusion in Hallmark Cards consolidated tax returns, the Company is subject to examination by the Internal Revenue Service for periods subsequent to March 10, 2003, and prior to the Federal Tax Deconsolidation. The IRS is currently auditing the Hallmark Cards consolidated tax returns for 2010 and 2011. The separate tax returns of the Company from November 1 through December 31, 2012, and 2013 are also subject to examination by the Internal Revenue Service. Further, net operating loss carry-forwards are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company is subject to examination for SRLY NOL's generated prior to March 11, 2003, as such NOL's are utilized.

        In September 2012, the Company obtained a private letter ruling from the Internal Revenue Service in support of its position that as a result of the Federal Tax Deconsolidation, it will no longer be part of Hallmark Cards' consolidated federal tax group and the restrictions on its ability to utilize the SRLY NOLs will no longer apply.

        As of 2012 and 2013, the Company has separate company nexus in New York and Georgia and has also been included in the combined state tax returns of Hallmark Cards or its subsidiaries for California, Colorado and Illinois.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

12. Fair Value

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2012 and 2013.

	December 31, 2012		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term Loan and interest payable (Level 3)	$187,670	$188,046	$154,347	$150,894
The Notes and interest payable (Level 2)	314,438	352,368	314,438	355,026

        ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2012 and 2013, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

        At December 31, 2012 and 2013, the fair values of the Level 3 financial instruments were $188.0 million and $150.9 million, respectively. No transfers between levels occurred during 2012 and 2013.

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

13. Share-Based Compensation

        Crown Media Holdings had one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan, which covered three types of share-based compensation: Stock Options, Restricted Stock Units ("RSU") and Share Appreciation Rights ("SAR"). The Company now has one incentive plan, the 2012 Crown Media Holdings, Inc. Long Term Incentive Plan (the "Plan"). The Plan covers stock appreciation rights ("SAR"), long term incentive awards ("LTIP Awards") and other awards that are not stock-based.

General Stock Option Information

        Crown Media Holdings' remaining stock options expired in May 2012. There were no stock option grants in 2011, 2012 and 2013. At both December 31, 2012 and 2013, no stock options were outstanding.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

13. Share-Based Compensation (Continued)

        A summary of the status of the Company's Stock Option Plan at December 31, 2012 and 2013, and changes during the years then ended is presented below:

	Shares (in thousands)	Exercise Price Per Option	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2011	38		$11.90	0.23	$0.00
Options cancelled	(38)	$9.76 - 12.50	$11.90

Balance, December 31, 2012 and 2013	—		$0.00	0.00	$0.00

Exercisable	—		$0.00	0.00	$0.00

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

        We recognize compensation cost, net of estimated forfeitures, over the vesting term and include changes in fair value at each reporting period. Our cash settlements for the years ended December 31, 2011, 2012 and 2013 were as follows:

Settlement Amount (in thousands)
2011	$154
2012	231
2013	257

Total	$642

        The Company granted 192,317 RSUs in August 2011 to members of its Board of Directors who were not employees of the Company or Hallmark Cards and its subsidiaries. These RSUs are part of the compensation of directors consisting of the annual grant of RSUs valued at $45,000 through 2011.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

13. Share-Based Compensation (Continued)

        A summary of the status of the Company's RSUs at December 31, 2012 and 2013, and changes during the years then ended is presented below:

Board of Directors RSUs	Units	Weighted-Average Remaining Contractual Term in Years
Nonvested Balance, December 31, 2011	325,218	2.07
Units issued	—
Units cancelled	(54,202)
Units settled in cash	(129,289)

Nonvested Balance, December 31, 2012	141,727	1.38
Units issued	—
Units cancelled	—
Units settled in cash	(88,305)

Nonvested Balance, December 31, 2013	53,422	0.63

        The Company recorded $67,000, $237,000 and $242,000 of compensation expense associated with the employment and performance RSUs during the years ended December 31, 2011, 2012 and 2013, respectively, which has been included in selling, general and administrative expense in the accompanying consolidated statements of operations. These awards are included as liabilities in accounts payable and accrued liabilities in the accompanying consolidated balance sheets due to the Company's history of settling these awards in cash.

        As of December 31, 2012 and 2013, there was no unrecognized compensation cost, related to non-vested stock options granted to the Company's employees. The closing price of a share of the Company's common stock, which is used to calculate the year end RSU liabilities, was $1.85 and $3.53 on December 31, 2012 and 2013, respectively. As of December 31, 2012 and 2013, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company's directors, in the amount of $99,000 and $40,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

14. Employee Benefits

Benefit Plans

        All employees of Crown Media Holdings are automatically enrolled in the Company's 401(k) retirement plan. Employees have 90 days to terminate his or her participation in the plan and the plan will refund any contributions. Participating employees may contribute up to 60% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after-tax salary, not to exceed 60% total of combined pre-tax and after-tax contributions. During the years ended December 31, 2011, 2012 and 2013, the Company recognized discretionary matching contributions of $480,000, $430,000 and $432,000, respectively, which are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

14. Employee Benefits (Continued)

Deferred Compensation Plans

        The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $1.6 million and $2.1 million at December 31, 2012 and 2013, respectively, are included in the accompanying consolidated balance sheets among current and non-current accrued liabilities.

        The Company also sponsors a deferred compensation plan for its Board of Directors. Participants in this plan earn interest on their deferred compensation. Related liabilities of $411,000 and $345,000 at December 31, 2012 and 2013, respectively, are included in the accompanying consolidated balance sheets among current and non-current accrued liabilities.

Long Term Incentive Compensation Agreements

  Employee

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

        In the first quarter of 2010, the Company entered into LTI Agreements granting incentive compensation ranging from $25,000 to $536,000 per employee. The 50% Employment Awards vested and were settled in cash on August 31, 2012, in the aggregate amount of $1.2 million. A portion of the Performance Awards vested on December 31, 2012, and were settled during the first quarter of 2013 in the aggregate amount of $640,000; the remainder did not vest.

        In the second quarter of 2011, the Company entered into LTI Agreements granting incentive compensation ranging from $23,000 to $550,000 per employee. The 50% Employment Awards vested on August 31, 2013, and were settled in cash on September 6, 2013, in the aggregate amount of $1.5 million. The Performance Awards vested on December 31, 2013, and will be settled in cash in the amount of $1.5 million no later than March 15, 2014.

        In the first quarter of 2012, the Company entered into LTI Agreements granting incentive compensation ranging from $22,000 to $652,000 per employee. Each of the 50% Employment Awards will vest on August 31, 2014, subject to continued employment, and will be settled in cash by September 30, 2014. Each of the 50% Performance Awards will vest on December 31, 2014, subject to the Company's achievement of financial performance criteria, and will be settled in cash by the later of January 30, 2015, or 15 days after the Company issues its audited financials for 2014, but no later than March 15, 2015. Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

14. Employee Benefits (Continued)

        In the first quarter of 2013, the Company entered into LTI Agreements granting incentive compensation ranging from $20,000 to $680,000 per employee. Each of the 40% Employment Awards, subject to continued employment, and each of the 60% Performance Awards, subject to the Company's achievement of financial performance criteria, will vest on December 31, 2015, and be settled in cash the later of January 30, 2016, or 15 days after the Company issues its audited financials for 2015, but no later than March 15, 2016. Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

  Independent Directors

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

        During the third quarter of 2013, the Company entered into LTI Agreements granting $35,000 incentive compensation to each independent director, subject to continued membership on the board through August 15, 2014. The related financial performance criteria for 2013 were achieved. As each independent director must continue to perform service through August 15, 2014, the vesting date, the Company has recognized, and will continue to recognize, expense over the service period. Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement. The Performance Awards of $262,000will be settled in cash no later in August 2014.

  Vesting

        Vesting of the 2011, 2012 and 2013 LTI Performance Awards will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow. Each award is subject to earlier pro rata settlement as provided in the related LTI Agreement.

        The Company recorded $1.7 million, $2.8 million and $3.7 million of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the years ended December 31, 2011, 2012 and 2013, respectively, related to these agreements. Additionally, the $3.6 million and $5.1 million liabilities for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2012 and 2013, respectively.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

15. Commitments and Contingencies

        In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

        An entity providing licensed programming is required to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both gross assets and liabilities of $165.9 million and $198.4 million as of December 31, 2012 and 2013, respectively, related to committed programming rights payable with airing windows which begin subsequent to period-end.

        Contractual maturities of long-term obligations over the next five years and the period thereafter are as follows:

	Scheduled Payments by Period in Thousands
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
The Notes(1)	$489,000	$31,500	$31,500	$31,500	$31,500	$31,500	$331,500
Term Loan(1)	180,519	30,568	5,319	5,333	5,318	133,981	—
Capital lease obligations(1)	12,892	2,175	2,167	2,160	2,160	2,160	2,070
Operating leases(2)	10,617	5,785	3,721	888	94	97	32
Programming rights payable for current and future windows(3)(4)	327,293	130,846	62,399	57,034	40,135	25,669	11,210
Executory contracts	412	377	35	—	—	—	—
Promotion and placement fees	4,956	1,056	1,050	1,050	300	300	1,200
Deferred compensation and interest	2,398	613	760	519	174	—	332
Other payables to buyer of international business	492	440	41	11	—	—	—

Total Contractual Cash Obligations	$1,028,579	$203,360	$106,992	$98,495	$79,681	$193,707	$346,344

(1)
Includes future interest.

(2)
See footnote 18.

(3)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(4)
Contains airing windows that open subsequent to December 31, 2013. Therefore, the additional liability is not included on the consolidated balance sheet as of December 31, 2013.

        At December 31, 2011, 2012 and 2013, the Company owed $2.1 million, $0 and $0, respectively, payable quarterly under a variable rate program license arrangement.

Litigation

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

15. Commitments and Contingencies (Continued)

        Litigation was brought in July 2009 in the Delaware Court of Chancery against the Company's Board of Directors, Hallmark Cards, Incorporated and its affiliates, as well as the Company as a nominal defendant, by S. Muoio & Co. LLC ("Muoio"), a minority stockholder of the Company, regarding a recapitalization proposal which the Company received from Hallmark Cards in May 2009. The litigation alleged, among other things, that the recapitalization was for an unfair price and undervalued the Company. The complaint requested the court enjoin the defendants from consummating the recapitalization transactions and award plaintiff fees and expenses incurred in bringing the litigation. Following the execution by the Company of the Recapitalization agreements, on March 11, 2010, the plaintiff filed an amended complaint raising similar allegations and seeking rescission of the Recapitalization. The Recapitalization was consummated on June 29, 2010.

        A trial took place in September 2010. On March 9, 2011, the Delaware Court of Chancery concluded that the process and the price of the Recapitalization were entirely fair and entered a final judgment order in favor of the defendants on all claims and dismissed the litigation with prejudice. This ruling was affirmed by the Delaware Supreme Court on December 20, 2011.

        The accompanying consolidated balance sheets include approximately $382,000 and $0 in accounts receivable at December 31, 2012 and 2013, respectively, for litigation costs for which the Company expects to be reimbursed by its insurance company.

Guarantee

        As discussed further under Programming Rights, Sonar assigned to Hallmark Cards its right to receive $5.3 million in programing rights payable from the Company. The assignment relates to a 2002 guarantee issued by HEH to an unaffiliated movie production company on behalf of Sonar. At that time, HEH was a wholly-owned subsidiary of Hallmark Cards and an intermediate parent of the Company. Also at that time, Sonar was a wholly-owned subsidiary of HEH; it ceased to be affiliated with Hallmark Cards in January 2006. As part of the Recapitalization, HEH was merged with the Company. In August 2010 the unaffiliated production company made demand of the Company for payment of amounts owed by Sonar. Hallmark Cards subsequently assumed defense of the claim and fully indemnified the Company. On December 10, 2010, Sonar filed for reorganization in bankruptcy. Pursuant to a settlement and release agreement among the unaffiliated production company, Sonar, Hallmark Cards and the Company, the Company's obligation under the guarantee was extinguished. The settlement and release agreement was approved by the bankruptcy court on February 17, 2011 and became final and non-appealable on March 3, 2011.

16. Segment Reporting

        During 2011, 2012 and 2013, the Networks comprise the Company's sole operating segment. The Company has evaluated performance and allocated resources based on the results of this segment. The key operating performance criteria used in this evaluation include revenue, loss from continuing operations and total assets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

17. Quarterly Information (Unaudited)

        The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2012 and 2013.

	Quarters Ended
2012	March 31	June 30	September 30	December 31	Full Year
Total revenue	$83,774	$86,740	$77,055	$102,301	$349,870
Programming costs	(34,135)	(34,538)	(29,717)	(36,159)	(134,549)
Operating costs	(3,069)	(3,668)	(3,302)	(3,665)	(13,704)
Selling, marketing, general and administrative expenses	(15,203)	(15,356)	(14,521)	(25,732)	(70,812)

Income from operations	31,367	33,178	29,515	36,745	130,805
Interest expense	(11,773)	(11,431)	(11,451)	(11,401)	(46,056)
Income tax provision	(7,324)	(8,274)	(6,566)	44,768	22,604

Net income	$12,270	$13,473	$11,498	$70,112	$107,353

Net income per common share	$0.03	$0.04	$0.03	$0.19	$0.30

	Quarters Ended
2013	March 31	June 30	September 30	December 31	Full Year
Total revenue	$85,560	$89,475	$84,377	$118,389	$377,801
Programming costs	(31,692)	(32,329)	(33,821)	(36,159)	(134,001)
Operating costs	(3,322)	(3,850)	(4,244)	(3,732)	(15,148)
Selling, marketing, general and administrative expenses	(16,059)	(16,616)	(19,711)	(24,325)	(76,711)

Income from operations	34,487	36,680	26,601	54,173	151,941
Interest expense	(11,348)	(10,450)	(10,486)	(10,293)	(42,577)
Income tax provision	(8,606)	(9,714)	(6,111)	(17,218)	(41,649)

Net income	$14,533	$16,516	$10,004	$26,662	$67,715

Net income per common share	$0.04	$0.05	$0.03	$0.07	$0.19

        See notes 3 and 11 above for discussions regarding non-routine quarterly activity.

        In the fourth quarter of 2012, the Company recorded $54.2 million of tax benefit for the portion of the change in valuation allowance arising from expected realization of deferred tax assets in future years as a discrete item.

18. Subsequent Events

        On January 23, 2014, the Company executed an amendment, effective January 1, 2014, to its Studio City, California, office space lease. The Company's leases now expire at various dates through

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2011, 2012 and 2013

18. Subsequent Events (Continued)

2020. The following table reflects future minimum lease payments under all operating lease agreements, inclusive of the amended Studio City lease.

Years Ending December 31,	Operating Leases(1)
(in thousands)
2014	$5,695
2015	4,053
2016	2,399
2017	1,646
2018	1,822
Thereafter	3,176

Total minimum lease payments	$18,791

(1)
Includes cancellable amounts related to parking spaces for the Studio City, California, office in the amounts of $119,000 for 2014 and 2015, $130,000 for 2016 through 2019, and $97,000 for 2020.