Form 10-Q
period 2014-03-31
CROWN MEDIA HOLDINGS INC
filed 2014-05-02
CIK 1103837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 28, 2014, the number of shares of Class A Common Stock, $0.01 par value per share, outstanding was 359,675,936.

In this Quarterly Report on Form 10-Q the terms “Crown Media Holdings” and the “Company,” refer to Crown Media Holdings, Inc.  and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, including Crown Media United States, LLC (“Crown Media United States”).

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

HCC	H C Crown, LLC, formerly H C Crown Corp., a subsidiary of Hallmark Cards; the Company’s immediate parent.

Network or Networks	Hallmark Channel or Hallmark Movie Channel, individually or collectively, as the context requires.

Nielsen	Nielsen Media Research or The Nielsen Company; an information and measurement company that provides television ratings, media measurements and other marketing and consumer information.

Notes	$300.0 million of 10.5% senior unsecured notes due in 2019 issued by the Company in connection with the 2011 Refinancing.

Preferred Stock	Shares of the Company’s Series A preferred stock issued in connection with the Recapitalization and subsequently redeemed in connection with the 2011 Refinancing.

Recapitalization

The June 29, 2010 transaction pursuant to which the Company extinguished approximately $1.2 billion owed to HCC and Hallmark Cards upon issuance of (i) the Term A Loan, the Term B Loan and Preferred Stock in the aggregate face amount of $500 million and (ii) Common Stock.

Scatter Market	The period after the close of the Upfront Season during which advertising is sold in close proximity to its air date.

Subscriber	A household that receives, on a full- or part-time basis, a network as part of a program package or a program tier of a distributor.

Term A Loan	The $200.0 million term loan issued by the Company to HCC in connection with the Recapitalization.

Term B Loan	The $115.0 million term loan issued by the Company to HCC in connection with the Recapitalization.

Term Loan	The $210.0 million senior secured term loan issued July 14, 2011, as amended March 29, 2013.

Upfront Season

The period of time (usually during the month of May) when advertisers commit to a certain volume of advertising for the fourth quarter of the same year and the first three quarters of the following year.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,	As of March 31,
	2013	2014

ASSETS

Cash and cash equivalents	$63,750	$42,834
Accounts receivable, less allowance for doubtful accounts of $834 and $251, respectively	104,613	88,505
Programming rights	71,540	83,219
Prepaid programming rights	26,839	28,640
Deferred tax assets, net	39,100	39,100
Prepaid and other assets	1,960	2,208
Total current assets	307,802	284,506

Programming rights	201,936	229,587
Prepaid programming rights	9,805	10,772
Property and equipment, net	9,799	9,012
Deferred tax assets, net	181,164	174,643
Debt issuance costs, net	10,047	9,631
Prepaid and other assets	3,644	3,987
Goodwill	314,033	314,033
Total assets	$1,038,230	$1,036,171

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(continued)

	As of December 31,	As of March 31,
	2013	2014

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$22,238	$16,201
Audience deficiency reserve liability	4,888	8,588
Programming rights payable	85,560	78,308
Payables to Hallmark Cards affiliates	466	504
Interest payable	14,455	6,577
Current maturities of long-term debt	25,000	—
Total current liabilities	152,607	110,178

Accrued liabilities	13,838	20,204
Programming rights payable	43,314	65,183
Long-term debt, net of current maturities	429,330	429,427
Total liabilities	639,089	624,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2013 and March 31, 2014	3,597	3,597
Paid-in capital	2,062,818	2,062,818
Accumulated deficit	(1,667,274)	(1,655,236)
Total stockholders’ equity	399,141	411,179
Total liabilities and stockholders’ equity	$1,038,230	$1,036,171

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2014
Revenue:
Advertising	$64,189	$68,526
Advertising by Hallmark Cards	1,053	855
Subscriber fees	20,149	21,014
Other revenue	169	280
Total revenue, net	85,560	90,675
Cost of Services:
Programming costs
Non-affiliates	30,849	39,313
Hallmark Cards affiliate	843	848
Other costs of services	3,322	3,568
Total cost of services	35,014	43,729
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	15,007	16,001
Marketing expense	639	1,149
Depreciation and amortization expense	413	508
Income from operations before income tax expense	34,487	29,288
Interest expense	(11,348)	(10,311)
Income before income tax expense	23,139	18,977
Income tax expense	(8,606)	(6,939)
Net income and comprehensive income	$14,533	$12,038
Weighted average number of common shares outstanding, basic and diluted	359,676	359,676
Net income per common share, basic and diluted	$0.04	$0.03

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,533	$12,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,050	41,734
Provision for allowance for doubtful accounts	45	5
Income tax expense	8,153	6,554
Stock-based compensation	46	30
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,998	16,103
Additions to programming rights	(37,170)	(79,491)
Increase in prepaid and other assets	(7,516)	(3,801)
(Decrease) increase in accounts payable, accrued and other liabilities	(9,152)	4,653
Decrease in interest payable	(7,870)	(7,879)
(Decrease) increase in programming rights payable	(7,665)	14,617
(Decrease) increase in payables to Hallmark Cards affiliates	(1,428)	6
Net cash (used in) provided by operating activities	(5,976)	4,569
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(251)	(165)
Net cash used in investing activities	(251)	(165)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Term Loan	(17,350)	(25,000)
Capitalized debt issuance costs	(1,116)	—
Discount on issuance of debt	(430)	—
Principal payments on capital lease obligations	(313)	(320)
Net cash used in financing activities	(19,209)	(25,320)
Net decrease in cash and cash equivalents	(25,436)	(20,916)
Cash and cash equivalents, beginning of period	43,705	63,750
Cash and cash equivalents, end of period	$18,269	$42,834

Supplemental disclosure of cash and non-cash activities:
Interest paid	$18,775	$17,639
Income taxes paid	$271	$39

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2013 and 2014

1. Business and Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its wholly-owned subsidiary Crown Media United States, LLC (“Crown Media United States”) owns and operates pay television networks dedicated to high quality, entertainment programming for adults and families in the United States. Majority ownership of the Company is held by Hallmark Cards, Incorporated (“Hallmark Cards”) through its subsidiaries H C Crown, LLC (“HCC”) and Hallmark Cards GmbH.

The Company’s continuing operations are currently organized into one operating segment, the Networks.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $45,000 and $5,000 for the three months ended March 31, 2013 and 2014, respectively.

Barter Transactions

The Company enters into transactions that involve the exchange of its on-air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when delivered. The Company recognized $713,000 and $501,000 in barter advertising revenue during the three months ended March 31, 2013 and 2014, respectively.

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

Five of our distributors individually accounted for more than 10% of our consolidated subscriber revenue and collectively accounted for 88% of our consolidated subscriber revenue during both the three months ended March 31, 2013 and 2014, respectively.  Two of our distributors individually accounted for approximately 15% or more of our consolidated subscribers and collectively accounted for 44% and 45% of our subscribers during the three months ended March 31, 2013 and 2014, respectively. The loss of one of these distributors could have an adverse impact on the Company’s operations.

Three and four of our programming content providers individually accounted for more than 10% of our total license fee programming and collectively accounted for 61% and 74% of the consolidated programming liability as of March 31, 2013 and 2014, respectively. The loss of any one of these programming content providers could have an adverse impact on the Company’s operations.

Taxes on Income

Income tax expense or benefit comprises (i) amounts estimated to be payable or receivable with respect to the Company’s income or loss for the period pursuant to the statutory provisions of the various federal, state and local jurisdictions in which the Company is subject to taxation and (ii) the changes in deferred tax assets and liabilities during the period.

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

Recently Issued Accounting Pronouncements

In 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this new standard on a prospective basis during the first quarter of 2014. This adoption did not have an impact on our financial position, results of operations, or cash flows.

In April 2014, the FASB issued an accounting standard update that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this accounting standard update should be applied prospectively and are effective for annual periods, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company adopted this new standard during the first quarter of 2014. This adoption did not have an impact on our financial position, results of operations, or cash flows.

3. Programming Rights

Programming rights are comprised of the following:

	As of December 31,	As of March 31,
	2013	2014
	(In thousands)
Programming rights — non-affiliates
Acquired programming
Licensed for less than 12 years	$261,654	$299,488
Original programming
Licensed for less than 12 years	171,024	186,029
Licensed for 12 years or longer	29,115	30,672
Owned	18,542	24,269
Programming rights— Hallmark Cards affiliates
Licensed for less than 12 years	25,054	25,694
Programming rights, at cost	505,389	566,152
Accumulated amortization	(231,913)	(258,505)
Programming rights available for broadcast	273,476	307,647
Owned programming in development	—	5,159
Programming rights, net	$273,476	$312,806

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  The Company made no such changes in estimates during the three months ended March 31, 2013. During the three months ended March 31, 2014, such changes in estimates resulted in additional amortization of programming rights of $7,000.

At December 31, 2013, and March 31, 2014, $36.6 million and $39.4 million, respectively, of programming rights were included in prepaid programming rights on the accompanying condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

Programming rights payable are comprised of the following:

	As of December 31,	As of March 31,
	2013	2014
	(In thousands)
Programming rights payable — non-affiliates
Acquired programming	$98,670	$115,481
Original programming	15,208	12,467
Programming rights payable — Hallmark Cards affiliates	14,996	15,543
Total programming rights payable	128,874	143,491
Less current maturities	(85,560)	(78,308)
Long-term programming rights payable	$43,314	$65,183

Under certain license agreements with Sonar Entertainment, Inc. (“Sonar”), the Company was obligated to pay $5.3 million through December 1, 2013.  In connection with its reorganization in bankruptcy, Sonar assigned its right to receive these license payments to Hallmark Cards.   During the three months ended March 31, 2013, the Company reclassified $698,000 from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.2 million to Hallmark Cards.  During the year ended December 31, 2013, the Company reclassified $1.5 million from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $2.5 million to Hallmark Cards.  At December 31, 2013, the payable to Hallmark Cards affiliates includes $0 related to this assignment.

4. Revolving Credit Facilities, Term Loan, and the Notes

Credit Facilities and Term Loan

On March 29, 2013, the Company and the related lender syndicate amended the Company’s credit agreement dated July 14, 2011. Among other things, the amendment served to (i) reduce the nominal interest rates applicable to principal owed by the Company and (ii) extend the maturity of the $30.0 million revolving credit facility.

The amendment also served to modify the lender syndicate supporting the Term Loan.  For financial reporting purposes, the Company treated the transaction as a modification, as the present value of the cash flows did not substantially change.

In connection with the amendment, the Company incurred costs of approximately $1.8 million. These costs included (i) a 0.25%, $430,000 discount paid to all members of the lender syndicate and (ii) $1.1 million of debt issuance costs paid to creditors, all of which have been capitalized with respect to the Term Loan and are being amortized along with previously unamortized amounts related to syndicate members.  Third-party debt issuance costs of $260,000 were expensed and are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013.

The amendment reduced the Company’s minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% (the latter comprising a LIBOR floor of 1.00% plus an applicable rate of 3.00%).  The LIBOR floor was reduced by 25 basis points and the applicable rate was reduced by 150 basis points.  The July 14, 2018 maturity date for the Term Loan facility remains unchanged.

In both June 2013 and September 2013, the Company made quarterly principal payments of $430,000. In September 2013, the Company made a voluntary principal payment of $15.0 million, after which it is no longer required to make quarterly principal payments. The Company continues to be subject to requirements to remit additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended credit agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended credit agreement.

Under the amended revolving credit facility, the maturity was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced. At December 31, 2013, and March 31, 2014, the Company had no outstanding borrowings under the revolving credit facility.

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

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of March 31, 2014.

At December 31, 2013, and March 31, 2014, the outstanding balance under the Term Loan, net of unamortized discount, was $154.3 million and $129.4 million, respectively. The Company made principal payments of $17.4 million and $25.0 million under the Term Loan during the three months ended March 31, 2013 and 2014, respectively.

Interest expense under the Term Loan was $2.9 million and $1.8 million for the three months ended March 31, 2013 and 2014, respectively. The effective interest rate was approximately 6.37% and 4.97% during the three months ended March 31, 2013 and March 31, 2014, respectively. The weighted average nominal interest rate was approximately 5.82% and 4.05% during the three months ended March 31, 2013 and March 31, 2014, respectively.

Interest expense under the revolving credit facility for both the three months ended March 31, 2013 and 2014, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2013, and March 31, 2014. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three months ended March 31, 2013 and 2014, was $38,000 and $37,000, respectively.

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

The covenants in the related indenture (the “Indenture”) limit the ability of the Company to, among other things (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person. The Company was in compliance with these covenants as of March 31, 2014.

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

Interest expense under the Notes was $8.1 million and $8.1 million for the three months ended March 31, 2013 and 2014, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended March 31, 2013 and 2014.

Maturities

The aggregate maturities of long-term debt, including estimated future interest for each of the five years subsequent to March 31, 2014, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
Notes, due July 15, 2019	$473,250	$31,500	$31,500	$31,500	$31,500	$31,500	$315,750
Term Loan, due July 14, 2018	153,958	5,319	5,333	5,318	5,318	132,670	—
	$627,208	$36,819	$36,833	$36,818	$36,818	$164,170	$315,750

Guarantees

Because Crown Media Holdings has no independent assets or operations, the guarantees by the subsidiary guarantors are full and unconditional, as well as joint and several. There are no subsidiaries of Crown Media Holdings that are not subsidiary guarantors.  With certain exceptions described above, the Indenture and the Amended Credit Agreement impose restrictions on the payment of dividends by Crown Media Holdings and the subsidiary guarantors.

5. Related Party Transactions

Tax Sharing Agreements

Pursuant to the federal tax sharing agreement entered into with Hallmark Cards on March 11, 2003, the Company’s results of operations for federal income tax reporting purposes became a part of Hallmark Cards’ consolidated federal tax group and remained so until October 31, 2012.  On that later date, Hallmark Cards transferred ownership of 40 million shares of the Company’s common stock to a German subsidiary of Hallmark Cards that is not part of Hallmark Cards’ consolidated federal tax group.  This transfer of Company stock reduced the percentage of the Company’s common stock collectively owned by members of Hallmark Cards’ consolidated federal tax group to less than 80%, the minimum threshold required for inclusion in a consolidated federal income tax return.  Effective November 1, 2012, the Company became a separate-company taxpayer for federal income tax reporting purposes. The stock transfer and resulting separate-company taxpayer status are referred to as the “Federal Tax Deconsolidation.”

As a result of the Federal Tax Deconsolidation, the Company will benefit from approximately $692.0 million of net operating losses (“NOLs”) it incurred prior to March 11, 2003 (the “SRLY NOLs”).  Because of limitations imposed by the Internal Revenue Code of the United States, Hallmark Cards was restricted in its ability to utilize the SRLY NOLs.  As a separate-company taxpayer, the Company will be limited in the use of the SRLY NOLs only by its ability to generate sufficient future taxable income.  If not utilized, the SRLY NOLs will expire in periods from 2018 through 2021. The Company has used approximately $120.0 million of these SRLY NOLs through December 31, 2013.

Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings, Inc. (“HEH”). In connection therewith, HEH and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Cards (as successor to HEH upon the Recapitalization) and the Company file consolidated, combined or unitary state tax returns in some states.  The Company makes tax-sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company’s taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.   In connection with the Recapitalization, Hallmark Cards agreed to waive the Company’s state tax liability associated with the 2010 cancellation of debt income in those states in which Hallmark Cards and the Company file a combined return.

During 2013, the Company reimbursed Hallmark Cards approximately $264,000 with respect to the state tax sharing agreement for the 2012 tax year.  For the year ended December 31, 2013, it is estimated that the Company will owe Hallmark Cards approximately $406,000 with respect to the state tax sharing agreement, which will be paid during 2014.  This amount will be payable two days prior to the due date of the state tax returns. For the three months ended March 31, 2014, it is estimated that the Company will owe Hallmark Cards approximately $11,000 with respect to the state tax sharing agreement, which will be paid during 2015.

The Company will continue to be included in Hallmark Cards’ consolidated or combined returns for certain states.

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management, real estate consulting services and other services as requested by the Company.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter. Fees for Hallmark Cards’ services were $347,000 for 2013 and are expected to be $342,000 for 2014.

At December 31, 2013, and March 31, 2014, the Company’s payables to Hallmark Cards affiliates in the accompanying consolidated balance sheets were $466,000 and $504,000, respectively. The December 31, 2013, balance was comprised of $465,000 of taxes and $1,000 of invoices paid on the Company’s behalf. The March 31, 2014, balance was comprised of $497,000 of taxes and $7,000 of invoices paid on the Company’s behalf.

“Hallmark Hall of Fame” Programming License Agreement

In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, LLC, a subsidiary of Hallmark Cards, for the exclusive television license of 58 “Hallmark Hall of Fame” movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on Hallmark Channel and Hallmark Movie Channel.  These titles are licensed for ten year windows, which commenced at various times between 2007 and 2010.  The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various ten-year exhibition windows.

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

Effective July 6, 2013, the Company and Hallmark Cards extended the July 6, 2011, agreement for another year, whereby Hallmark Cards will provide the Company one-week, limited play licenses for each of two new “Hallmark Hall of Fame” two-hour movies produced by Hallmark Cards.  The Company will recognize advertising revenue of approximately $1.4 million as it fulfills its advertising obligation to Hallmark Cards. As of March 31, 2014, both movies have aired on Hallmark Channel.

Northpole

The Company, in collaboration with Hallmark Cards, is producing Northpole, a Hallmark Channel original holiday movie. It is the first full-length, two-hour original holiday movie that Hallmark Channel and Hallmark Cards have created together.

Trademark Agreement with Hallmark Cards

Crown Media United States has a trademark license agreement with Hallmark Licensing, LLC, an affiliate of Hallmark Cards, for use of the “Hallmark” mark for Hallmark Channel and for Hallmark Movie Channel.  In connection with the 2011 Refinancing, Hallmark Licensing, LLC extended these existing trademark licenses for an additional period terminating the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements.

The Company is not required to pay any royalty fees under the trademark license agreements. Accordingly, no amounts have been reflected in the accompanying consolidated balance sheets or consolidated statements of operations of the Company for these licenses.

Under the license agreement, we would be in default if we, in addition to certain other situations which would violate standards and guidelines established by Hallmark Cards, (i) fail to make any payment due under any loan agreement within five days of its due date or (ii) receive an opinion from our auditors that expresses their doubt with respect to our ability to continue as a going concern.

6. Restricted Stock Units and Long Term Incentive Plan

Restricted Stock Units

The Company recorded $46,000 and $30,000 of compensation expense associated with restricted stock units (“RSUs”) during the three months ended March 31, 2013 and 2014, respectively, which has been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company issued cash settlements related to the RSUs of $0 during the three months ended March 31, 2013 and 2014, respectively.

The closing price of a share of the Company’s common stock, which is used to calculate the year end RSU liabilities, was $3.53 and $3.84 on December 31, 2013, and March 31, 2014, respectively. As of December 31, 2013 and March 31, 2014, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company’s directors, in the amount of $40,000 and $26,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

Long Term Incentive Plan

Employee

The Company grants incentive awards pursuant to the 2012 Long Term Incentive Plan (the “2012 Plan”).  For awards granted in 2012 through 2014 the target amount of an award granted was based on a percentage of each employee’s annual base salary ranging from 18% to 85%. Each award is comprised of a Performance Award and an Employment Award. For awards granted in 2010 through 2012, the Performance Award and the Employment Award each constituted half of the award. For awards granted in 2013 and 2014, the Performance Award constituted 60% of the award and the Employment Award constituted 40% of the award. The Performance Award is based on the Company’s achievement of a predetermined cash flow goal and an adjusted EBITDA goal over a three year performance period.

In the first quarter of 2010, the Company granted incentive compensation ranging from $25,000 to $536,000 per employee.  The 50% Employment Awards vested and were settled in cash on August 31, 2012, in the amount of $1.2 million.  A portion of the Performance Awards vested on December 31, 2012, and were settled during the first quarter of 2013 in the amount of $640,000; the remainder did not vest.

In the second quarter of 2011, the Company granted incentive compensation ranging from $23,000 to $550,000 per employee. The 50% Employment Awards vested on August 31, 2013, and were settled in cash on September 6, 2013, in the aggregate amount of $1.5 million. The Performance Awards vested on December 31, 2013, and were settled in cash in the amount of $1.6 million on March 14, 2014.

In the first quarter of 2012, the Company granted incentive compensation ranging from $22,000 to $652,000 per employee.  Each of the 50% Employment Awards will vest on August 31, 2014, subject to continued employment, and will be settled in cash by September 30, 2014.  Each of the 50% Performance Awards will vest on December 31, 2014, subject to the Company’s achievement of financial performance criteria, and will be settled in cash by the later of January 30, 2015, or 15 days after the Company issues its audited financials for 2014, but no later than March 15, 2015. Each award is also subject to earlier pro rata settlement as provided in the 2012 Plan.

In the first quarter of 2013, the Company granted incentive compensation ranging from $20,000 to $680,000 per employee.  Each of the 40% Employment Awards, subject to continued employment, and each of the 60% Performance Awards, subject to the Company’s achievement of financial performance criteria, will vest on December 31, 2015, and be settled in cash the later of January 30, 2016, or 15 days after the Company issues its audited financials for 2015, but no later than March 15, 2016. Each award is also subject to earlier pro rata settlement as provided in the 2012 Plan.

In the first quarter of 2014, the Company granted incentive compensation ranging from $27,000 to $707,000 per employee.  Each of the 40% Employment Awards, subject to continued employment,

and each of the 60% Performance Awards, subject to the Company’s achievement of financial performance criteria, will vest on December 31, 2016, and be settled in cash the later of January 30, 2017, or 15 days after the Company issues its audited financials for 2016, but no later than March 15, 2017. Each award is also subject to earlier pro rata settlement as provided in the 2012 Plan.

Directors

During the third quarter of 2012, the Company entered into LTI Agreements granting $20,000 incentive compensation to each director, who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board. On December 31, 2012, the performance criteria were achieved and on August 16, 2013, the awards vested. On August 23, 2013, the awards were settled in cash in the aggregate amount of $132,000.

Additionally, in August 2012, the Company entered into LTI Agreements granting $50,000 incentive compensation to each director, who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board through December 31, 2014, the vesting date, and achievement of the financial performance criteria. Each of the awards will be settled in cash by the later of January 30, 2015, or 15 days after the Company issues its audited financials for 2014, but no later than March 15, 2015.

In March 2013, the Company entered into LTI agreements granting $50,000 incentive compensation to each director, who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board through December 31, 2015, the vesting date, and achievement of the financial performance criteria. Each award will be settled in cash by the later of January 30, 2016, or 15 days after the Company issues its audited financials for 2015, but no later than March 15, 2016.  Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

During the third quarter of 2013, the Company entered into LTI Agreements granting $35,000 incentive compensation to each director, who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board through August 15, 2014. The related financial performance criteria for 2013 were achieved. As each independent director must continue to perform service through August 15, 2014, the vesting date, the Company has recognized, and will continue to recognize, expense over the service period. Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement. The Performance Awards of $262,000 will be settled in cash in August 2014.

In March 2014, the Company entered into LTI agreements granting $50,000 incentive compensation to each director, who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board through December 31, 2016, the vesting date, and achievement of the financial performance criteria. Each award will be settled in cash by the later of January 30, 2017, or 15 days after the Company issues its audited financials for 2016, but no later than March 15, 2017.  Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

Vesting

Vesting of the 2012, 2013 and 2014 LTI Performance Awards will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the 2012 Plan.

In recognition of these LTI Agreements, the accompanying condensed consolidated statements of operations include $737,000 and $884,000 among selling, general and administrative expense for the three months ended March 31, 2013 and 2014, respectively. Additionally, the $5.1 million and $4.4 million liabilities for these agreements were included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2013, and March 31, 2014, respectively.

7. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2013 and March 31, 2014.

	December 31, 2013		March 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Term Loan and interest payable (Level 3)	$154,347	$150,894	$129,442	$126,634
The Notes and interest payable (Level 2)	314,438	355,026	306,563	346,345

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2013, and March 31, 2014, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2013, and March 31, 2014, the fair values of the Level 3 financial instruments were $150.9 million and $126.6 million, respectively. No transfers between levels occurred during 2013 and 2014.

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

9.  Income Taxes

As a result of the Federal Tax Deconsolidation in 2012, the Company will file separate-company federal tax returns for 2013 and 2014. The Company estimates that in 2013 it generated federal and state taxable income for both regular tax and alternative minimum tax (“AMT”) purposes.  For regular tax purposes, this income will be fully offset by net operating loss carryforwards.  However, for federal AMT purposes, loss carryforwards used to offset the AMT income are subject to a 90% limitation.

In March 2013, the Company paid AMT of $270,000. During the three months ended March 31, 2013, the Company recognized AMT of $453,000 and this amount is included as a component of accrued liabilities on the accompanying consolidated balance sheet. In April 2013, $475,000 was paid.  In March 2014, the Company paid AMT of $38,000. During the three months ended March 31, 2014, the Company recognized AMT of $385,000 and this amount is included as a component of accrued liabilities on the accompanying consolidated balance sheet.

Prior to the Federal Tax Deconsolidation, as a result of being included in the consolidated tax return of Hallmark Cards, this AMT expense was not required to be paid to the Internal Revenue Service nor to Hallmark Cards under the tax sharing agreement through October 31, 2012. Accordingly, the Company reduced the liability for the AMT and increased paid-in capital. The net result for AMT calculated as if the Company was a separate taxpayer was a charge to the consolidated statements of operations and a corresponding credit to paid-in capital. At December 31, 2012, the Company included $268,000 of federal AMT payable for November 1 through December 31, 2012, and $38,000 for 2013, as a component of accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Each amount was paid in March of the following year.

As of December 31, 2013, the Company had federal NOL carry-forwards of $571.6 million and various state NOL carry-forwards.  The determination of the state NOL carry-forwards depends on apportionment percentages and state laws that can change from year to year and impact the amount of such carry-forwards.  If unutilized, the federal NOLs will expire between 2019 and 2021 and the state NOLs will expire between 2014 and 2032.

At both December 31, 2013, and March 31, 2014, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.  Accordingly, at both December 31, 2013, and March 31, 2014, there is no accrued interest related to uncertain tax positions.

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

Description of Business and Overview

Current Business

We own and operate pay television Networks, each of which is dedicated to high-quality entertainment programming for families.  Hallmark Channel features popular television series such as Golden Girls, The Middle and Home Improvement as well as original series and movies with compelling stories and internationally recognized stars. It also features “lifestyle” programming currently featuring Home and Family. Hallmark Movie Channel is a cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classic theatrical films, and presentations from the award-winning Hallmark Hall of Fame collection as well as other long form television programming. Consistent with the Hallmark brand, both Networks are preeminent sources of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

Reaching 86 million subscribers as of March 31, 2014, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movie Channel is one of the fastest-growing cable networks, reaching more than 53 million subscribers as of March 31, 2014.

We believe that we have established these Networks as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

Programming acquired from third parties is an important component of our Networks as we continually develop and refine our programming strategy. This programming includes original series and movies and “lifestyle” programming produced specifically for us by a variety of experienced television production companies and theatrical movies and “off network” television series licensed to us by major studios and distributors. Our agreements for original series and movies and lifestyle programming typically provide for exclusive rights in the United States in all media for periods ranging from eight years to perpetuity.  Our license agreements for theatrical films and off-network programming usually give us more limited rights to exhibit the programming on our Networks and in other media, over a period of five or more years. From time to time, we also exhibit excerpts of certain programming on our website.

Hallmark Channel and Hallmark Movie Channel are currently distributed to approximately 83% and 52%, respectively, of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,287 cable, satellite and other pay television distribution systems and (b) Hallmark Movie Channel through approximately 3,740 such systems.

Five of our distributors each accounted for more than 10%, and together accounted for a total of 88%, of our consolidated subscriber revenue for the three months ended March 31, 2014.  Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended March 31, 2014, and together accounted for 45% of our consolidated subscribers on that date. Four of our programming content providers each accounted for more than 10% of our total license fees payable for the three months ended March 31, 2014, and together accounted for a total of 74% of the consolidated programming liability.

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

We license the trademark “Hallmark” for use on our Networks pursuant to trademark license agreements with a subsidiary of Hallmark Cards. We believe that the use of this trademark is extremely important for our Networks due to the substantial name recognition and favorable characteristics associated with the name.

Current Challenges

The Company faces numerous operating challenges. Among such challenges are increasing viewership ratings, maintaining and increasing advertising revenue, maintaining and expanding the distribution of the Networks, broadening viewership demographics to meet our target audience, and controlling costs and expenses.

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals. We believe our ratings are affected by our ability to (i) acquire and produce series and original movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate Hallmark Channel’s highest ratings. The Company has typically incurred additional marketing and promotional expenses to help drive higher ratings for original programming such as for the series Cedar Cove in 2013 and When Calls the Heart in 2014. We plan to maintain or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

Advertising Revenue

During the three months ended March 31, 2014, CPMs for commitments in the 2013/2014 Scatter Market for Hallmark Channel were 33% greater than the CPMs for commitments during the 2013/2014 Upfront Season and were 10% higher than achieved during the three months ended March 31, 2013 during the 2012/2013 Scatter Market. During the three months ended March 31, 2014, CPMs for commitments in the 2013/2014 Scatter Market for Hallmark Movie Channel were 31% greater than the CPMs for commitments during the 2013/2014 Upfront Season and 6% higher than achieved during the three months ended March 31, 2013 during the 2012/2013 Scatter Market.

Our direct response rates for Hallmark Channel during the three months ended March 31, 2014, were 11% higher than those during the three months ended March 31, 2013. Our direct response rates for Hallmark Movie Channel during the three months ended March 31, 2014, were 40% higher than those during the three months ended March 31, 2013.

During the 2012/2013 and the 2013/2014 Upfront Seasons, we entered into agreements with major advertising firms covering approximately 39% and 44% of our advertising inventory, respectively, for Hallmark Channel.  Advertising units committed during the 2013/2014 Upfront Season for Hallmark Channel were at CPMs 4% higher than the CPMs for those committed during the 2012/2013Upfront Season, reflecting, in part, increases in rates related to our lifestyle programming block. We sold the balance of our 2013/2014 broadcast season inventory in the Scatter Market.

During the 2012/2013 and the 2013/2014 Upfront Seasons, Hallmark Movie Channel entered into advertising commitments for approximately 28% and 32% of its advertising inventory, respectively. Advertising units committed during the 2013/2014 Upfront Season for Hallmark Movie Channel were at CPMs 5% higher than the CPMs for those committed during the 2012/2013 Upfront Season.

Each advertiser with an upfront contract has the option to terminate its contract, as well as an option to expand its commitment. During both the three months ended March 31, 2013 and 2014, Hallmark Channel experienced cancellation rates of approximately 9%. During the three months ended March 31, 2013 and 2014, Hallmark Movie Channel experienced cancellation rates of approximately 4% and 6%, respectively.

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

The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 95 million or more subscribers.  It is a mature market with relatively high penetration. According to Nielsen, at March 31, 2014, Hallmark Channel and Hallmark Movie Channel were distributed to 86 million subscribers and 53.5 million subscribers, respectively.

Demographics

Each pay television network attracts a different audience with different viewer demographics (i.e., viewers categorized by characteristics such as age, gender and income). As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

We believe that the key demographics for Hallmark Channel and Hallmark Movie Channel are the viewers in the groups’ adults aged 25 to 54 and women aged 25 to 54.  The average viewing age for Hallmark Channel was 56.7 and 59.3 for the first quarter ended March 31, 2013 and 2014, respectively. The average viewing age for Hallmark Movie Channel was 64.5 and 65.0 for the first quarter ended March 31, 2013 and 2014, respectively. In order to achieve our revenue goals, we need to draw in our target audience.

Tax Sharing Agreement

The Internal Revenue Service is currently reviewing the Hallmark consolidated federal tax returns for 2010 and 2011.  It is possible that the result of these audits could be an increase to taxable income attributable to the Company resulting in a reimbursement by the Company pursuant to the Tax Sharing Agreement.

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

Advertising revenue is recorded net of ADUs. Whenever spot advertising is aired in programs that do not achieve promised viewership ratings, we issue ADUs which provide the advertiser with additional spots at no additional cost to make up for the shortfall. We defer a pro rata amount of advertising revenue and recognize a like amount as a liability for programs that do not achieve promised viewership ratings. When the make-good spots are subsequently aired, revenue is recognized and the liability is reduced. The level of inventory that is utilized for our

ADU liability varies over time and is influenced by prior fluctuations in our under-delivery, if any, of viewers against promised ratings as well as the rate at which we and our customers mutually agree to utilize the ADUs.

We typically commit approximately 40% to 45% of our Networks’ advertising inventory in the Upfront Season. We hold back a small percentage of our inventory for ADUs and commit the remainder in the spot or Scatter Market and to advertisers that purchase up-front inventory on a calendar year basis.

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

For further information regarding our critical accounting policies, judgments and estimates, please see Notes to Unaudited Condensed Consolidated Financial Statements “Summary of Significant Accounting Policies and Estimates” in Item 1 of this Quarterly Report on Form 10-Q and “Critical Accounting Policies, Judgments and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2013.

Effects of Transactions with Related and Certain Other Parties

In 2014 and in prior years, we entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, trademark licenses, program licenses, and an administrative services agreement.  A summary of the terms and financial impact of these transactions is described in the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2013 and in the footnotes to the financial statements included in this Current Report.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three months ended March 31, 2013 and 2014, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

			Percentage
			Change
	Three Months Ended March 31,		2014 vs.
	2013	2014	2013
Revenue:
Advertising	$65,242	$69,381	6%
Subscriber fees	20,149	21,014	4%
Other revenue	169	280	66%
Total revenue	85,560	90,675	6%
Cost of Services:
Programming costs	31,692	40,161	27%
Operating costs	3,322	3,568	7%
Total cost of services	35,014	43,729	25%
Selling, general and administrative expense	15,420	16,509	7%
Marketing expense	639	1,149	80%
Income before interest and income tax expense	34,487	29,288	-15%
Interest expense	(11,348)	(10,311)	-9%
Income before income tax expense and gain from sale of discontinued operations	23,139	18,977	-18%
Income tax provision	(8,606)	(6,939)	-19%
Net income	$14,533	$12,038	-17%

Cash Flow Data:
Net cash (used in) provide by operating activities	$(5,976)	$4,569	-176%
Net cash used in investing activities	$(251)	$(165)	-34%
Net cash used in financing activities	$(19,209)	$(25,320)	32%

Other Data (Unaudited):
HC day household ratings (1)(3)(4)	0.4	0.4	3%
HC primetime household ratings (2)(3)(4)	0.6	0.6	12%
HMC day household ratings (1)(3)(4)	0.3	0.4	31%
HMC primetime household ratings (2)(3)(4)	0.4	0.5	22%
HC day W25-54 ratings (1)(3)(4)	0.2	0.2	-10%
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.3	-3%
HMC day W25-54 ratings (1)(3)(4)	0.1	0.1	10%
HMC primetime W25-54 ratings (2)(3)(4)	0.1	0.1	11%
HC subscribers at period end (4)	86,968	85,991	-1%
HMC subscribers at period end (4)	49,743	53,497	8%

(1)  Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period December 31, 2012, through March 31, 2013, compared to December 30, 2013, through March 30, 2014.

(4)  “HC” represents Hallmark Channel and “HMC” represents Hallmark Movie Channel. Ratings and subscribers are reported by The Nielsen Company.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2014

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $5.1 million or 6% during the first quarter of 2014 as compared to the first quarter of 2013.

The $4.1 million or 6% increase in advertising revenue is due to audience growth on Hallmark Movie Channel and rate increases on both channels, offset, in part, by decreases in ratings in our key demographics on Hallmark Channel. Advertising revenue from the Hallmark Movie Channel was $12.4 million and $16.1 million for the three months ended March 31, 2013 and 2014, respectively.

Our subscriber fee revenue increased $865,000 or 4% due to rate increases under certain distribution agreements.  The amount of promotion and placement fees that was recorded as a reduction of subscriber fee revenue was approximately $263,000 and $264,000 for three months ended March 31, 2013 and 2014, respectively.

Cost of services. Cost of services as a percent of revenue increased to 48% during the three months ended March 31, 2014, as compared to 41% for the three months ended March 31, 2013. This increase results primarily from the effects of the 27% increase in programming costs, discussed below, offset, in part, by the 6% increase in advertising revenue discussed above.

Programming costs increased $8.5 million or 27% during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, due to the amortization of 100% of the costs related to our original series When Calls the Heart and our special Kitten Bowl. We believe that our 2014 programming costs will exceed our 2013 programming costs. Operating costs for the three months ended March 31, 2014, increased $246,000 over the three months ended March 31, 2014, primarily due to the increase in employee costs.

Selling, general and administrative expense.  Our selling, general and administrative expense for the three months ended March 31, 2014, increased $1.1 million from the three months ended March 31, 2013, primarily due to a 16% increase in employee costs, including contingent compensation and severance expense, and increases in amortization and depreciation expense and research costs.

Marketing expense.  Our marketing expense increased 80% during first quarter of 2014 versus the first quarter of 2013 due to the timing of our marketing expenses surrounding original programming and company achievements.

Interest expense.  Interest expense decreased $1.0 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  Interest expense on the Term Loan was $2.9 million and $1.8 million for the quarters ended March 31, 2013 and 2014, respectively. The decrease reflects (i) a $33.2 million reduction in the principal outstanding under the Term Loan and (ii) a reduction in the effective interest rate from 6.37% to 4.97% subsequent to Amendment No. 1.

Income tax provision. Provision for income tax of $8.6 million and $6.9 million reflect corresponding effective tax rates of 37.2% and 36.6% for the three months ended March 31, 2013 and 2014, respectively. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

Liquidity and Capital Resources

Cash Flow from Operating Activities. Cash used in operating activities was $6.0 million and cash provided by operating activities was $4.6 million for the three months ended March 31, 2013 and 2014, respectively. The Company had net income of $14.5 million for the three months ended March 31, 2013, as compared to $12.0 million for the three months ended March 31, 2014. Our depreciation and amortization expense for the three months ended March 31, 2014 increased $8.7 million due to the amortization of 100% of the costs related to our original series When Calls the Heart and our special Kitten Bowl.  The Company made interest payments of $2.7 million and $1.6 million, respectively, under the Term Loan for the three months ended March 31, 2013 and 2014. The Company made programming payments of $53.7 million and $58.1 million during the three months ended March 31, 2013 and 2014, respectively.

Cash Flow from Investing Activities. Cash used in investing activities was $251,000 and $165,000 during the three months ended March 31, 2013 and 2014, respectively.

Cash Flow from Financing Activities. Cash used in financing activities was $19.2 million and $25.3 million for the three months ended March 31, 2013 and 2014, respectively. The Company made principal payments on its Term Loan of $17.4 million and $25.0 million for the three months ended March 31, 2013 and 2014, respectively. In conjunction with Amendment No. 1, the Company paid $1.1 million of debt issuance costs and $430,000 of debt discount in 2013.

Principal Uses of Cash. The Company’s management anticipates that the principal uses of cash during the twelve month period ending March 31, 2015 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest of approximately $36.8 million under the Term Loan and Notes, and such additional principal payments made from excess cash flows as defined, as may become due under the Term Loan.  The Company believes that cash on hand, cash generated by operations, and borrowing available under its credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through March 31, 2015.

Credit Facilities and Term Loan. On March 29, 2013, the Company and the related lender syndicate amended the Company’s credit agreement dated July 14, 2011. Among other things, the amendment served to (i) reduce the nominal interest rates applicable to principal owed by the Company and (ii) extend the maturity of the $30.0 million revolving credit facility.

The amendment also served to modify the lender syndicate supporting the Term Loan.  For financial reporting purposes, the Company treated the transaction as a modification, as the present value of the cash flows did not substantially change.

In connection with the amendment, the Company incurred costs of approximately $1.8 million. These costs included (i) a 0.25%, $430,000 discount paid to all members of the lender syndicate and (ii) $1.1 million of debt issuance costs paid to creditors, all of which have been capitalized with respect to the Term Loan and are being amortized along with previously unamortized amounts related to syndicate members.  Third-party debt issuance costs of $260,000 were expensed and are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013.

The amendment reduced the Company’s minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% (the latter comprising a LIBOR floor of 1.00% plus an applicable rate of 3.00%).  The LIBOR floor was reduced by 25 basis points and the applicable rate was reduced by 150 basis points.  The July 14, 2018 maturity date for the Term Loan facility remains unchanged.

In both June 2013 and September 2013, the Company made quarterly principal payments of $430,000. In September 2013, the Company made a voluntary principal payment of $15.0 million, after which it is no longer required to make quarterly principal payments. The Company continues to be subject to requirements to remit additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended credit agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended credit agreement.

Under the amended revolving credit facility, the maturity was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced. At December 31, 2013, and March 31, 2014, the Company had no outstanding borrowings under the revolving credit facility.

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

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of March 31, 2014.

At December 31, 2013, and March 31, 2014, the outstanding balance under the Term Loan, net of unamortized discount, was $154.3 million and $129.4 million, respectively. The Company made principal payments of $17.4 million and $25.0 million under the Term Loan during the three months ended March 31, 2013 and 2014, respectively.

Interest expense under the Term Loan was $2.9 million and $1.8 million for the three months ended March 31, 2013 and 2014, respectively. The effective interest rate was approximately 6.37% and 4.97% during the three months ended March 31, 2013 and March 31, 2014, respectively. The weighted average nominal interest rate was approximately 5.82% and 4.05% during the three months ended March 31, 2013 and March 31, 2014, respectively.

Interest expense under the revolving credit facility for both the three months ended March 31, 2013 and 2014, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2013, and March 31, 2014. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three months ended March 31, 2013 and 2014, was $38,000 and $37,000, respectively.

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

Interest expense under the Notes was $8.1 million and $8.1 million for the three months ended March 31, 2013 and 2014, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended March 31, 2013 and 2014.

Guarantees. Because Crown Media Holdings has no independent assets or operations, the guarantees by the subsidiary guarantors are full and unconditional, as well as joint and several. There are no subsidiaries of Crown Media Holdings that are not subsidiary guarantors.  With certain exceptions described above, the Indenture and the Amended Credit Agreement impose restrictions on the payment of dividends by Crown Media Holdings and the subsidiary guarantors.

Risk Factors and Forward-Looking Statements

The discussion set forth in this Quarterly Report on Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by Crown Media Holdings management, as of the date of this Quarterly Report on Form 10-Q, including assumptions about risks and uncertainties faced by Crown Media Holdings. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” “plans” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, Crown Media Holdings’ actual results, levels of activity, performance, or achievements could differ materially from those anticipated by such forward-looking statements.

Among the factors that could cause actual results to differ materially are those discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Risk Factors stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Such Risk Factors include, but are not limited to, the following:  competition for distribution of networks, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; fluctuations in demand for programming which we air on our Networks; our ability to address our liquidity needs; and our substantial indebtedness affecting our financial condition and results.

Available Information

We will make available free of charge through our website, www.hallmarkchannel.com, the 2013 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, our cash had a fair value of $42.8 million. The primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuated significantly as cash was provided by and used in our business.

We have not used derivative financial instruments for speculative purposes. As of March 31, 2014, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash. The balance of our interest bearing assets was $42.8 million, or 4% of total assets, as of March 31, 2014. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $129.4 million, or 21% of total liabilities, as of March 31, 2014. Total net interest expense for the three months ended March 31, 2014, was $10.3 million, 11%, of our total revenue.  Our net interest expense for the Term Loan is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as we have updated such risk factors by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

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

10.1	Severance Agreement, dated March 25, 2014, between Crown Media United States, LLC and Annie Howell.*
31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32†	Section 1350 Certification.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101. DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	May 2, 2014
William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	May 2, 2014
Andrew Rooke

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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

10.1	Severance Agreement, dated March 25, 2014, between Crown Media United States, LLC and Annie Howell.*
31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32†	Section 1350 Certification.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101. DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

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