Form 10-Q
period 2014-06-30
CROWN MEDIA HOLDINGS INC
filed 2014-08-01
CIK 1103837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

(Address of principal executive offices) (Zip Code)

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

As of July 28, 2014, the number of shares of Class A Common Stock, $0.01 par value per share, outstanding was 359,675,936.

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

Hallmark Movie Channel

A 24-hour cable television destination dedicated to offering viewers a collection of movies and long form programming appropriate for the entire family, including a mix of Hallmark Channel original movies, classic theatrical films, and Hallmark Hall of Fame movie presentations.

HCC	H C Crown, LLC, formerly H C Crown Corp., a subsidiary of Hallmark Cards; the Company’s immediate parent.

Network or Networks	Hallmark Channel or Hallmark Movie Channel, individually or collectively, as the context requires.

Nielsen	Nielsen Media Research or The Nielsen Company, an information and measurement company that provides television ratings, media measurements and other marketing and consumer information.

Notes	$300.0 million of 10.5% senior unsecured notes due in 2019 issued by the Company in connection with the 2011 Refinancing.

Preferred Stock	Shares of the Company’s Series A preferred stock issued in connection with the Recapitalization and subsequently redeemed in connection with the 2011 Refinancing.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,	As of June 30,
	2013	2014

ASSETS

Cash and cash equivalents	$63,750	$73,778
Accounts receivable, less allowance for doubtful accounts of $834 and $191, respectively	104,613	91,436
Programming rights	71,540	85,593
Prepaid programming rights	26,839	28,996
Deferred tax assets, net	39,100	39,100
Prepaid and other assets	1,960	2,564
Total current assets	307,802	321,467

Programming rights	201,936	221,055
Prepaid programming rights	9,805	6,976
Property and equipment, net	9,799	10,363
Deferred tax assets, net	181,164	165,700
Debt issuance costs, net	10,047	9,229
Prepaid and other assets	3,644	3,563
Goodwill	314,033	314,033
Total assets	$1,038,230	$1,052,386

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(continued)

	As of December 31,	As of June 30,
	2013	2014

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$22,238	$18,121
Audience deficiency reserve liability	4,888	10,803
Programming rights payable	85,560	77,403
Payables to Hallmark Cards affiliates	466	543
Interest payable	14,455	14,452
Current maturities of long-term debt	25,000	—
Total current liabilities	152,607	121,322

Accrued liabilities	13,838	19,731
Programming rights payable	43,314	54,678
Long-term debt, net of current maturities	429,330	429,514
Total liabilities	639,089	625,245

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2013 and June 30, 2014	3,597	3,597
Paid-in capital	2,062,818	2,062,818
Accumulated deficit	(1,667,274)	(1,639,274)
Total stockholders’ equity	399,141	427,141
Total liabilities and stockholders’ equity	$1,038,230	$1,052,386

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue:
Advertising	$67,647	$74,956	$131,836	$143,482
Advertising by Hallmark Cards	1,059	870	2,112	1,725
Subscriber fees	20,597	20,957	40,746	41,971
Other revenue	172	570	341	850
Total revenue, net	89,475	97,353	175,035	188,028
Cost of Services:
Programming costs
Non-affiliates	31,411	36,553	62,260	75,866
Hallmark Cards affiliates	918	918	1,761	1,766
Other costs of services	3,850	4,215	7,172	7,783
Total cost of services	36,179	41,686	71,193	85,415
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	15,131	16,111	30,138	32,112
Marketing expense	1,054	3,693	1,693	4,842
Depreciation and amortization expense	431	595	844	1,103
Income from operations before interest and income tax expense	36,680	35,268	71,167	64,556
Interest income	—	204	—	204
Interest expense	(10,450)	(9,995)	(21,798)	(20,306)
Income from operations before income expense	26,230	25,477	49,369	44,454
Income tax expense	(9,714)	(9,515)	(18,320)	(16,454)
Net income attributable to Common Stockholders	$16,516	$15,962	$31,049	$28,000

Weighted average number of common shares outstanding, basic and diluted	359,676	359,676	359,676	359,676
Net income per common share, basic and diluted	$0.05	$0.04	$0.09	$0.08

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,049	$28,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,817	80,842
Provision for allowance for doubtful accounts	290	113
Income tax expense	17,328	15,541
Share-based compensation	124	37
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,827	13,065
Additions to programming rights	(53,989)	(110,803)
Increase in prepaid and other assets	(14,267)	(768)
(Decrease) increase in accounts payable, accrued and other liabilities	(7,041)	7,719
Increase (decrease) in interest payable	27	(4)
(Decrease) increase in programming rights payable	(24,186)	3,207
(Decrease) increase in payables to Hallmark Cards affiliates	(1,437)	1
Net cash provided by operating activities	21,542	36,950
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(856)	(1,280)
Net cash used in investing activities	(856)	(1,280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Term Loan	(17,780)	(25,000)
Capitalized debt issuance costs	(1,116)	—
Discount on issuance of debt	(430)	—
Principal payments on capital lease obligations	(633)	(642)
Net cash used in financing activities	(19,959)	(25,642)
Net increase in cash and cash equivalents	727	10,028
Cash and cash equivalents, beginning of period	43,705	63,750
Cash and cash equivalents, end of period	$44,432	$73,778

Supplemental disclosure of cash and non-cash activities:
Interest paid	$20,797	$19,186
Income taxes paid	$1,332	$1,279
Asset acquired through capital lease obligation	$—	$21

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2014

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $245,000 and $108,000 for the three months ended June 30, 2013 and 2014, respectively. The Company’s bad debt expense was $290,000 and $113,000 for the six months ended June 30, 2013 and 2014, respectively.

Barter Transactions

The Company enters into transactions that involve the exchange of its on-air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when delivered. The Company recognized $500,000 and $778,000 of barter advertising revenue during the three months ended June 30, 2013 and 2014, respectively. The Company recognized $1.2 million and $1.3 million of barter advertising revenue during the six months ended June 30, 2013 and 2014, respectively. The Company recognized $485,000 and $887,000 of barter expense during the three months ended June 30, 2013 and 2014, respectively. The Company recognized $1.1 million and $1.3 million of barter expense during the six months ended June 30, 2013 and 2014, respectively.

Deferred Revenue

Payments received in advance of being earned are recorded as deferred revenue. Included in accounts payable and accrued liabilities as of December 31, 2013 and June 30, 2014, is $699,000 and $9.7 million, respectively, of deferred revenue.

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

Five of our distributors individually accounted for more than 10% of our consolidated subscriber revenue and collectively accounted for 88% of our consolidated subscriber revenue during both the three months ended June 30, 2013 and 2014, respectively.  Two of our distributors individually accounted for approximately 15% or more of our consolidated subscribers and collectively accounted for 43% and 45% of our subscribers during the three months ended June 30, 2013 and 2014, respectively. The loss of one of these distributors could have an adverse impact on the Company’s operations.

Five of our distributors individually accounted for more than 10% of our consolidated subscriber revenue and collectively accounted for 88% of our consolidated subscriber revenue during both the six months ended June 30, 2013 and 2014, respectively.  Two of our distributors individually accounted for approximately 15% or more of our consolidated subscribers and collectively accounted for 43% and 45% of our subscribers during the six months ended June 30, 2013 and 2014, respectively. The loss of one of these distributors could have an adverse impact on the Company’s operations.

Three and four of our programming content providers individually accounted for more than 10% of our total license fee programming and collectively accounted for 64% and 74% of the consolidated programming liability as of June 30, 2013 and 2014, respectively. The loss of any one of these programming content providers could have an adverse impact on the Company’s operations.

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

In May 2014, the FASB issued accounting standards update No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This accounting standards update is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of accounting standards update No. 2014-09 on its financial position, results of operations and cash flows.

3. Programming Rights

Programming rights are comprised of the following:

	As of December 31,	As of June 30,
	2013	2014
	(In thousands)
Programming rights — non-affiliates
Acquired programming
Licensed for less than 12 years	$261,654	$299,606
Original programming
Licensed for less than 12 years	171,024	194,782
Licensed for 12 years or longer	29,115	32,097
Owned	18,542	27,528
Programming rights— Hallmark Cards affiliates
Licensed for less than 12 years	25,054	25,694
Programming rights, at cost	505,389	579,707
Accumulated amortization	(231,913)	(279,622)
Programming rights available for broadcast	273,476	300,085
Owned programming in development	—	6,563
Programming rights, net	$273,476	$306,648

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  During the three and six months ended June 30, 2013, such changes in estimates resulted in additional amortization of programming rights of $2.1 million. During the three and six months ended June 30, 2014, such changes in estimates resulted in additional amortization of programming rights of $0 and $7,000, respectively.

At December 31, 2013 and June 30, 2014, $36.6 million and $36.0 million, respectively, of programming rights were included in prepaid programming rights on the accompanying condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

Programming rights payable are comprised of the following:

	As of December 31,	As of June 30,
	2013	2014
	(In thousands)
Programming rights payable — non-affiliates
Acquired programming	$98,670	$104,415
Original programming	15,208	12,746
Programming rights payable — Hallmark Cards affiliates	14,996	14,920
Total programming rights payable	128,874	132,081
Less current maturities	(85,560)	(77,403)
Long-term programming rights payable	$43,314	$54,678

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

In both June 2013 and September 2013, the Company made quarterly principal payments of $430,000. In September 2013, the Company made a voluntary principal payment of $15.0 million, after which it is no longer required to make quarterly principal payments. The Company continues to be subject to requirements to remit additional principal payments in amounts equal to: (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended credit agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended credit agreement.

Under the amended revolving credit facility, the maturity was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced. At December 31, 2013 and June 30, 2014, the Company had no outstanding borrowings under the revolving credit facility.

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

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of June 30, 2014.

At December 31, 2013, and June 30, 2014, the outstanding balance under the Term Loan, net of unamortized discount, was $154.3 million and $129.5 million, respectively. The Company made principal payments of $430,000 and $0 under the Term Loan during the three months ended June 30, 2013 and 2014, respectively. The Company made principal payments of $17.8 million and $25.0 million under the Term Loan during the six months ended June 30, 2013 and 2014, respectively.

Interest expense under the Term Loan was $2.0 million and $1.6 million for the three months ended June 30, 2013 and 2014, respectively. The effective interest rate was approximately 4.84% and 5.04% during the three months ended June 30, 2013 and 2014, respectively. The weighted average nominal interest rate was approximately 4.09% and 4.06% during the three months ended June 30, 2013 and 2014, respectively.

Interest expense under the Term Loan was $4.9 million and $3.4 million for the six months ended June 30, 2013 and 2014, respectively. The effective interest rate was approximately 5.64% and 5.00% during the six months ended June 30, 2013 and 2014, respectively. The weighted average nominal interest rate was approximately 4.99% and 4.05% during the six months ended June 30, 2013 and 2014, respectively.

Interest expense under the revolving credit facility for both the three months ended June 30, 2013 and 2014, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2013, and June 30, 2014. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three months ended June 30, 2013 and 2014 was $37,000. Commitment fee expense for each of the six months ended June 30, 2013 and 2014 was $75,000 and $74,000, respectively.

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

The covenants in the related indenture (the “Indenture”) limit the ability of the Company to, among other things (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person. The Company was in compliance with these covenants as of June 30, 2014.

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

Interest expense under the Notes was $8.1 million for each of the three months ended June 30, 2013 and 2014, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended June 30, 2013 and 2014.

Interest expense under the Notes was $16.1 million and $16.2 million for the six months ended June 30, 2013 and 2014, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the six months ended June 30, 2013 and 2014.

Maturities

The aggregate maturities of long-term debt, including estimated future interest for each of the five years subsequent to June 30, 2014, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
Notes, due July 15, 2019	$473,250	$31,500	$31,500	$31,500	$31,500	$31,500	$315,750
Term Loan, due July 14, 2018	152,632	5,319	5,333	5,318	5,318	131,344	—
	$625,882	$36,819	$36,833	$36,818	$36,818	$162,844	$315,750

At June 30, 2014, the Company was not contractually obligated to repay any outstanding debt within the next twelve months. However, the Company may use a substantial portion of its free cash over the course of the next year to repurchase outstanding Notes and/or to accelerate the repayment of its Term Loan.  There can be no assurance that the Company will accelerate its Term Loan repayment or repurchase any Notes.

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

5. Related Party Transactions

Tax Sharing Agreements

The Company entered into a federal tax sharing agreement with Hallmark Cards on March 11, 2003, which stopped being applicable on November 1, 2012, when the Company became a separate-company taxpayer for federal income tax reporting purposes.

Since May 9, 2000, the Company has been and continues to be included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings, Inc. (“HEH”). In connection therewith, HEH and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Cards (as successor to HEH upon the Recapitalization) and the Company file consolidated, combined or unitary state tax returns in some states.  The Company makes tax-sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand-alone basis. Such payments are computed based on the Company’s taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.

During 2013, the Company reimbursed Hallmark Cards approximately $264,000 with respect to the state tax sharing agreement for the 2012 tax year.  For the year ended December 31, 2013, it is estimated that the Company will owe Hallmark Cards approximately $406,000 with respect to the state tax sharing agreement, which will be paid during 2014.  This amount will be payable two days prior to the due date of the state tax returns. For the six months ended June 30, 2014, it is estimated that the Company will owe Hallmark Cards approximately $25,000 with respect to the state tax sharing agreement, which will be paid during 2015.

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

At December 31, 2013 and June 30, 2014, the Company’s payables to Hallmark Cards affiliates in the accompanying consolidated balance sheets were $466,000 and $543,000, respectively. The December 31, 2013 balance was comprised of $465,000 of taxes and $1,000 of invoices paid on the Company’s behalf. The June 30, 2014, balance was comprised of $541,000 of taxes and $2,000 of invoices paid on the Company’s behalf.

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

Effective July 6, 2013, the Company and Hallmark Cards extended the July 6, 2011 agreement for another year, whereby Hallmark Cards will provide the Company one-week, limited play licenses for each of two new “Hallmark Hall of Fame” two-hour movies produced by Hallmark Cards and up to two additional Hallmark Hall of Fame movies premiered in a previous year.  The Company recognized advertising revenue of approximately $2.1 million as it fulfilled its advertising obligation to Hallmark Cards. As of June 30, 2014, three movies have aired on Hallmark Channel.

Northpole

The Company, in collaboration with Hallmark Cards, is producing Northpole, a Hallmark Channel original holiday movie. It is the first full-length, two-hour original holiday movie that Hallmark Channel and Hallmark Cards have created together.  The Company anticipates similar collaborations in the future.

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

Under the license agreement, the Company would be in default if it, in addition to certain other situations which would violate standards and guidelines established by Hallmark Cards, (i) fails to make any payment due under any loan agreement within five days of its due date or (ii) receives an opinion from its auditors that expresses their doubt with respect to its ability to continue as a going concern.

6. Restricted Stock Units and Long Term Incentive Plan

Restricted Stock Units

The Company recorded $78,000 and $6,000 of compensation expense associated with restricted stock units (“RSUs”) during the three months ended June 30, 2013 and 2014, respectively, which has been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded $124,000 and $37,000 of compensation expense associated with restricted stock units (“RSUs”) during the six months ended June 30, 2013 and 2014, respectively, which has been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.  The Company issued cash settlements related to the RSUs of $0 during the six months ended June 30, 2013 and 2014, respectively.

The closing price of a share of the Company’s Common Stock, which is used to calculate the year end RSU liabilities, was $3.53 and $3.63 on December 31, 2013, and June 30, 2014, respectively. As of December 31, 2013 and June 30, 2014, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company’s directors, in the amount of $40,000 and $9,000, respectively, using the aforementioned stock prices. Actual compensation costs recognized in future periods may vary based upon fluctuations in stock price and forfeitures.

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

In the first quarter of 2010, the Company granted incentive compensation ranging from $25,000 to $536,000 per employee.  The 50% Employment Awards vested and were settled in cash on August 31, 2012, in the amount of $1.2 million.  A portion of the Performance Awards vested on December 31, 2012, and was settled during the first quarter of 2013 in the amount of $640,000; the remainder did not vest.

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

In recognition of these LTI Agreements, the accompanying condensed consolidated statements of operations include $1.0 million among selling, general and administrative expense for both the three months ended June 30, 2013 and 2014. In recognition of these LTI Agreements, the accompanying condensed consolidated statements of operations include $1.7 million and $1.9 million in selling, general and administrative expense for the six months ended June 30, 2013 and 2014, respectively. Additionally, the $5.1 million and $5.4 million liabilities for these agreements were included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2013, and June 30, 2014, respectively.

7. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2013 and June 30, 2014.

	December 31, 2013		June 30, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Term Loan and interest payable (Level 3)	$154,347	$150,894	$129,529	$127,333
The Notes and interest payable (Level 2)	314,438	355,026	314,438	352,737

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2013, and June 30, 2014, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2013, and June 30, 2014, the fair values of the Level 3 financial instruments were $150.9 million and $127.3 million, respectively. No transfers between levels occurred during 2013 and 2014.

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

9.  Income Taxes

The Company files a separate-company federal tax return. In 2013, the Company generated federal and state taxable income for both regular tax and alternative minimum tax (“AMT”) purposes.  For regular tax purposes, this income is fully offset by net operating loss carryforwards (“NOLs”).  For federal AMT purposes, loss carryforwards used to offset the AMT income are subject to a 90% limitation.

During the three months ended March 31, 2013, the Company recognized AMT of $453,000 and this amount was included as a component of accrued liabilities on the accompanying consolidated balance sheet. In April 2013, $475,000 was paid.  During the three months ended June 30, 2013, the Company recognized AMT of $540,000. In June 2013, $550,000 was paid.

During the three months ended March 31, 2014, the Company recognized AMT of $385,000 and this amount is included as a component of accrued liabilities on the accompanying consolidated balance sheet. In April 2014, $540,000 was paid. During the three months ended June 30, 2014, the Company recognized AMT of $528,000. In June 2014, $700,000 was paid.

As of December 31, 2013, the Company had federal NOL carry-forwards of $571.6 million and various state NOL carry-forwards.  The determination of the state NOL carry-forwards depends on apportionment percentages and state laws that can change from year to year and impact the amount of such carry-forwards.  If the Company does not generate sufficient taxable income, the federal NOLs will expire between 2019 and 2021 and the state NOLs will expire between 2014 and 2032.

At both December 31, 2013 and June 30, 2014, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.  Accordingly, at both December 31, 2013 and June 30, 2014, there is no accrued interest related to uncertain tax positions.

By virtue of its previous inclusion in Hallmark Cards consolidated tax group, the Company’s NOLs are subject to examination by the Internal Revenue Service for periods subsequent to March 10, 2003. Further, the NOL carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute of limitations.  The amount subject to disallowance is limited to the NOL utilized.  Accordingly, the Company is subject to examination for NOLs generated prior to March 11, 2003.

10. Subsequent Event

On July 22, 2014, the Company executed an amendment to its Chicago, Illinois, office space lease.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 in this Quarterly Report on Form 10-Q.  The following analysis contains forward-looking statements about our future revenue, operating results and expectations. See ‘‘Risk Factors and Forward Looking Statements’’ in Part I, Item 1A, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and below for a discussion of the risks, assumptions and uncertainties affecting these statements.

Description of Business and Overview

Current Business

We own and operate pay television Networks, each of which is dedicated to high-quality entertainment programming for families.  Hallmark Channel features popular television series such as Golden Girls, The Middle and Home Improvement as well as original series such as Cedar Cove, When Calls the Heart and Signed, Sealed, Delivered, and movies with compelling stories and internationally recognized stars. It also features “lifestyle” programming currently featuring Home and Family. Hallmark Movie Channel is a cable network dedicated to offering movies appropriate for the entire family, consisting primarily of original movies, classic theatrical films, and presentations from the award-winning Hallmark Hall of Fame collection as well as other long form television programming. Consistent with the Hallmark brand, both Networks are preeminent sources of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

Reaching 86 million subscribers as of June 30, 2014, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movie Channel is one of the fastest-growing cable networks, reaching more than 54 million subscribers as of June 30, 2014.

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

Hallmark Channel and Hallmark Movie Channel are currently distributed to approximately 83% and 52%, respectively, of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,286 cable, satellite and other pay television distribution systems and (b) Hallmark Movie Channel through approximately 3,743 such systems.

Five of our distributors each accounted for more than 10%, and together accounted for a total of 88% of our consolidated subscriber revenue for both the three and six months ended June 30, 2014, respectively.  Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers at June 30, 2014, and together accounted for 45% of our consolidated subscribers on that date. Four of our programming content providers each accounted for more than 10% of our total license fees payable for the six months ended June 30, 2014, and together accounted for a total of 74% of the consolidated programming liability.

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

Current Challenges

The Company faces numerous operating challenges. Among such challenges are maintaining and increasing viewership ratings, advertising revenue, and the distribution of the Networks, and controlling costs and expenses.

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals. We believe our ratings are affected by our ability to (i) acquire and produce series and original movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate Hallmark Channel’s highest ratings. The Company has typically incurred additional marketing and promotional expenses to help drive higher ratings for original programming such as for the series Cedar Cove in 2013 and 2014 and When Calls the Heart and Signed, Sealed, Delivered in 2014. We plan to maintain or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

Advertising Revenue

During the three months ended June 30, 2014, CPMs for commitments in the 2013/2014 Scatter Market for Hallmark Channel were 43% greater than the CPMs for commitments during the 2013/2014 Upfront Season and were 17% higher than achieved during the three months ended June 30, 2013 during the 2012/2013 Scatter Market. During the three months ended June 30, 2014, CPMs for commitments in the 2013/2014 Scatter Market for Hallmark Movie Channel were 31% greater than the CPMs for commitments during the 2013/2014 Upfront Season and 19% higher than achieved during the three months ended June 30, 2013 during the 2012/2013 Scatter Market.

Our direct response rates for Hallmark Channel during the three months ended June 30, 2014, were 8% higher than those during the three months ended June 30, 2013. Our direct response rates for Hallmark Movie Channel during the three months ended June 30, 2014, were 27% higher than those during the three months ended June 30, 2013.

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

Each advertiser with an upfront contract has the option to terminate its contract, as well as an option to expand its commitment. During the three months ended June 30, 2013 and 2014, Hallmark Channel experienced cancellation rates of approximately 7% and 10%, respectively. During the three months ended June 30, 2013 and 2014, Hallmark Movie Channel experienced cancellation rates of approximately 12% and 11%, respectively.

Distribution

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

The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 95 million or more subscribers.  It is a mature market with relatively high penetration. According to Nielsen, at June 30, 2014, Hallmark Channel and Hallmark Movie Channel were distributed to 86 million subscribers and 54.1 million subscribers, respectively.

The emergence of new digital technologies, industry standards, and viewer preferences, require us to update the methods we use to distribute and deliver our programming to viewers, adopting some technologies and discarding others. We are increasingly providing programming to consumers on-demand through the authenticated services of our distributors, our own on-line presence and other electronic resellers.  We continue to seek revenue opportunities from the increasing number of persons viewing our content on these platforms while controlling the costs incurred.

Demographics

Each pay television network attracts a different audience with different viewer demographics (i.e., viewers categorized by characteristics such as age, gender and income). As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

We believe that the key demographics for Hallmark Channel and Hallmark Movie Channel are the viewers in the groups’ adults aged 25 to 54 and women aged 25 to 54.  The average viewing age for Hallmark Channel was 56.3 and 59.2 for the six months ended June 30, 2013 and 2014, respectively. The average viewing age for Hallmark Movie Channel was 63.5 and 65+ for the six months ended June 30, 2013 and 2014, respectively. In order to achieve our revenue goals, we need to draw in our target audience.

Tax Sharing Agreement

The Internal Revenue Service is currently reviewing the Hallmark consolidated federal tax returns for 2010 and 2011.  An increase to taxable income attributable to the Company could result in a reimbursement by the Company pursuant to our tax sharing agreement with Hallmark Cards. A Revenue Agent’s Report (“RAR”) has been issued with no liability attributable to the Company. The RAR will be outstanding until it is approved by the Joint Committee of Taxation (committee required to approve the refunds identified that generally come from complex returns involving carrybacks of losses or credits, claims for refund, or taxpayer-favorable audit adjustments).

Additionally, a Los Angeles business license tax audit for 2011 and 2012 is currently being conducted. Audits for the state of New York for 2009 through 2011 and New York City for 2011 and 2012 are also in process. These audits could result in additional tax expense to the Company; although no issues have been identified and no liabilities have been currently proposed.

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three and six months ended June 30, 2013 and 2014, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

			Percentage			Percentage
			Change			Change
	Three Months Ended June 30,		2014 vs.	Six Months Ended June 30,		2014 vs.
	2013	2014	2013	2013	2014	2013
Revenue:
Advertising	$68,706	$75,826	10%	$133,948	$145,207	8%
Subscriber fees	20,597	20,957	2%	40,746	41,971	3%
Other revenue	172	570	231%	341	850	149%
Total revenue	89,475	97,353	9%	175,035	188,028	7%
Cost of Services:
Programming costs	32,329	37,471	16%	64,021	77,632	21%
Operating costs	3,850	4,215	9%	7,172	7,783	9%
Total cost of services	36,179	41,686	15%	71,193	85,415	20%
Selling, general and administrative expense	15,562	16,706	7%	30,982	33,215	7%
Marketing expense	1,054	3,693	250%	1,693	4,842	186%
Income before interest and income tax expense	36,680	35,268	-4%	71,167	64,556	-9%
Interest expense	(10,450)	(9,791)	-6%	(21,798)	(20,102)	-8%
Income before income tax expense and gain from sale of discontinued operations	26,230	25,477	-3%	49,369	44,454	-10%
Income tax provision	(9,714)	(9,515)	-2%	(18,320)	(16,454)	-10%
Net income	$16,516	$15,962	-3%	$31,049	$28,000	-10%

Cash Flow Data:
Net cash provided by operating activities	$27,518	$32,381	18%	$21,542	$36,950	72%
Net cash used in investing activities	$(605)	$(1,115)	84%	$(856)	$(1,280)	50%
Net cash used in financing activities	$(750)	$(322)	-57%	$(19,959)	$(25,642)	28%
Other Data (Unaudited):
HC day household ratings (1)(3)(4)	0.4	0.4	9%	0.4	0.4	5%
HC primetime household ratings (2)(3)(4)	0.5	0.6	18%	0.5	0.6	15%
HMC day household ratings (1)(3)(4)	0.3	0.3	7%	0.3	0.4	18%
HMC primetime household ratings (2)(3)(4)	0.4	0.5	14%	0.4	0.5	18%
HC day W25-54 ratings (1)(3)(4)	0.2	0.2	-2%	0.2	0.2	-6%
HC primetime W25-54 ratings (2)(3)(4)	0.2	0.3	13%	0.3	0.3	5%
HMC day W25-54 ratings (1)(3)(4)	0.1	0.1	-26%	0.1	0.1	-10%
HMC primetime W25-54 ratings (2)(3)(4)	0.1	0.1	-11%	0.1	0.1	-1%
HC subscribers at period end (4)	86,586	86,025	-1%	86,586	86,025	-1%
HMC subscribers at period end (4)	51,570	54,078	5%	51,570	54,078	5%

(1)  Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period  April 1 through June 30, 2013 as compared to March 31 through June 29, 2014 and December 30, 2013 through June 29, 2014 as compared to December 31, 2012 through June 30, 2013.

(4)  “HC” represents Hallmark Channel and “HMC” represents Hallmark Movie Channel.

Ratings and subscribers are reported by The Nielsen Company.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2014

Revenue.  Our revenue from continuing operations comprised primarily of advertising and subscriber fees, increased $7.9 million or 9% during the second quarter of 2014 as compared to the second quarter of 2013.

The $7.1 million or 10% increase in advertising revenue is due to rate increases on both channels, offset, in part, by decreases in ratings in our key demographics on Hallmark Movie Channel. Advertising revenue from the Hallmark Movie Channel was $14.2 million and $16.9 million for the three months ended June 30, 2013 and 2014, respectively.

Our subscriber fee revenue increased $360,000 or 2% due to rate increases under certain distribution agreements.  The amount of promotion and placement fees that was recorded as a reduction of subscriber fee revenue was approximately $263,000 for both the three months ended June 30, 2013 and 2014, respectively.

Cost of services. Cost of services as a percent of revenue increased to 43% during the three months ended June 30, 2014, as compared to 40% for the three months ended June 30, 2013. This increase results primarily from the effects of the 16% increase in programming costs, discussed below, offset, in part, by the 10% increase in advertising revenue discussed above.

Programming costs increased $5.1 million or 16% during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, due to the amortization of the costs related to our original series Signed, Sealed, Delivered. We believe that our 2014 programming costs will continue to exceed our 2013 programming costs. Operating costs for the three months ended June 30, 2014, increased $365,000 over the three months ended June 30, 2014, primarily due to increases in employee costs, graphics, playback and uplink, photography and outside services, offset, in part by decreases in residual and bad debt expense. Bad debt expense decreased from $245,000 for the three months ended June 30, 2013, to $108,000 for the three months ended June 30, 2014.

Selling, general and administrative expense.  Our selling, general and administrative expense for the three months ended June 30, 2014, increased $1.1 million or 7% from the three months ended June 30, 2013, primarily due to a $1.0 million or 13% increase in employee costs, including contingent compensation, and increases in amortization, depreciation and rent expenses.

Marketing expense.  Our marketing expense increased $2.6 million or 250% during second quarter of 2014 versus the second quarter of 2013 due to marketing expenses surrounding original programming, Signed, Sealed, Delivered.

Interest expense.  Interest expense decreased 6% or $659,000 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.  The decrease reflects a $40.9 million (principal amounts reduced from June 2013 through June 2014) reduction in the principal outstanding under the Term Loan. Interest expense on the Term Loan was $2.0 million and $1.6 million for the quarters ended June 30, 2013 and 2014, respectively.

Income tax provision. Provision for income tax of $9.7 million and $9.5 million for the three months ended June 30, 2013 and 2014, respectively, reflect corresponding effective tax rates of 37.0% and 37.3% for the three months ended June 30, 2013 and 2014, respectively. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2014

Revenue.  Our revenue from continuing operations comprised primarily of advertising and subscriber fees, increased $13.0 million or 7% during the six months ended June 30, 2014, as compared to the prior year period primarily as a result of an increase in our advertising revenue.

The $11.3 million or 8% increase in advertising revenue is due to rate increases on both channels.

Our subscriber fee revenue increased $1.2 million or 3% due to rate increases under certain distribution agreements.  The amount of promotion and placement fees that was recorded as a reduction of subscriber fee revenue was approximately $525,000 and $527,000 for six months ended June 30, 2013 and 2014, respectively.

Cost of services. Cost of services as a percent of revenue increased to 45% during the six months ended June 30, 2014, as compared to 41% for the six months ended June 30, 2013. This increase results primarily from the effects of the 21% increase in programming costs, discussed below, offset, in part, by the 8% increase in advertising revenue discussed above.

Programming costs increased $13.6 million or 21% during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, due to the amortization of the costs related to our original series When Calls the Heart and Signed, Sealed, Delivered and our special Kitten Bowl. Operating costs increased $611,000 during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to increases in employee costs, graphics, playback and uplink, photography and outside services, offset, in part by decreases in residual and bad debt expense. Bad debt expense decreased from $290,000 for the six months ended June 30, 2013, to $113,000 for the six months ended June 30, 2014.

Selling, general and administrative expense.  Our selling, general and administrative expense for the six months ended June 30, 2014, increased $2.2 million or 7% from the six months ended June 30, 2013, primarily due to a $2.1 million or 14% increase in employee costs, including contingent compensation and severance expense, and increases in amortization, depreciation and rent expense.

Marketing expense.  Our marketing expense increased $3.1 million or 186% during the six months ended June 30, 2014 versus the six months ended June 30, 2013 due to the timing of our marketing expenses surrounding original programming, When Calls the Heart and Signed, Sealed, Delivered.

Interest expense.  Interest expense decreased $1.7 million or 8% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.  The decrease reflects (i) a $58.2 million (principal amounts reduced from March 2013 through June 2014) reduction in the principal outstanding under the Term Loan and (ii) a reduction in the effective interest rate. Interest expense on the Term Loan was $4.9 million and $3.4 million for the six months ended June 30, 2013 and 2014, respectively.

Income tax provision. Provision for income tax of $18.3 million and $16.5 million for the six months ended June 30, 2013 and 2014, respectively, reflect corresponding effective tax rates of 37.1% and 37.0% for the three months ended June 30, 2013 and 2014, respectively. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

Liquidity and Capital Resources

Cash Flow from Operating Activities. Cash provided by operating activities was $21.5 million and $37.0 million for the six months ended June 30, 2013 and 2014, respectively. The Company had net income of $31.0 million for the six months ended June 30, 2013, as compared to $28.0 million for the six months ended June 30, 2014. Our depreciation and amortization expense for the six months ended June 30, 2014 increased $14.0 million due to the amortization of 100% of the costs related to our original series When Calls the Heart and Signed, Sealed, Delivered.  The Company made interest payments of $4.4 million and $2.9 million, respectively, under the Term Loan for the six months ended June 30, 2013 and 2014. The Company made programming payments of $92.6 million and $96.5 million during the six months ended June 30, 2013 and 2014, respectively. The Company had cash receipts of $184.1 million and $206.2 million during the six months ended June 30, 2013 and 2014, respectively.

Cash Flow from Investing Activities. Cash used in investing activities was $856,000 and $1.3 million during the six months ended June 30, 2013 and 2014, respectively. The increase is due to the renovation of a new floor in the Studio City, California office.

Cash Flow from Financing Activities. Cash used in financing activities was $20.0 million and $25.6 million for the six months ended June 30, 2013 and 2014, respectively. The increase was primarily due to an increase in principal payments made on the Term Loan of $7.2 million, partially offset by a $1.1 million payment of debt issuance costs made in conjunction with Amendment No. 1 and $430,000 of debt discount in 2013.

Principal Uses of Cash. The Company’s management anticipates that the principal uses of cash during the twelve month period ending June 30, 2015 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest of approximately $36.8 million under the Term Loan and Notes, and such additional principal payments made from excess cash flows as defined, as may become due under the Term Loan.  The Company believes that cash on hand, cash generated by operations, and borrowing available under its credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through June 30, 2015.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We may use a substantial portion of our free cash over the course of the next year to repurchase our outstanding Notes and/or to accelerate the repayment of our Term Loan.  The amount of Notes we actually repurchase, if any, is dependent on market conditions and the amount of cash permitted for such repurchases under our outstanding credit facility.  Among other methods for deleveraging, we may enter into one or more 10b5-1 trading plans, which would enable us to regularly repurchase a certain amount of Notes under pre-determined terms and conditions.  There can be no assurance that we will accelerate our Term Loan repayment or repurchase any Notes through such plans or otherwise.

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

In both June 2013 and September 2013, the Company made quarterly principal payments of $430,000. In September 2013, the Company made a voluntary principal payment of $15.0 million, after which it is no longer required to make quarterly principal payments. The Company continues to be subject to requirements to remit additional principal payments in amounts equal to: (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended credit agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended credit agreement.

Under the amended revolving credit facility, the maturity was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced. At December 31, 2013, and June 30, 2014, the Company had no outstanding borrowings under the revolving credit facility.

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

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of June 30, 2014.

At December 31, 2013, and June 30, 2014, the outstanding balance under the Term Loan, net of unamortized discount, was $154.3 million and $129.5 million, respectively. The Company made principal payments of $430,000 and $0 under the Term Loan during the three months ended June 30, 2013 and 2014, respectively. The Company made principal payments of $17.8 million and $25.0 million under the Term Loan during the six months ended June 30, 2013 and 2014, respectively.

Interest expense under the Term Loan was $2.0 million and $1.6 million for the three months ended June 30, 2013 and 2014, respectively. The effective interest rate was approximately 4.84% and 5.04% during the three months ended June 30, 2013 and 2014, respectively. The weighted average nominal interest rate was approximately 4.09% and 4.06% during the three months ended June 30, 2013 and 2014, respectively.

Interest expense under the Term Loan was $4.9 million and $3.4 million for the six months ended June 30, 2013 and 2014, respectively. The effective interest rate was approximately 5.64% and 5.00% during the six months ended June 30, 2013 and 2014, respectively. The weighted average nominal interest rate was approximately 4.99% and 4.05% during the six months ended June 30, 2013 and 2014, respectively.

Interest expense under the revolving credit facility for both the three months ended June 30, 2013 and 2014, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2013, and June 30, 2014. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three months ended June 30, 2013 and 2014 was $37,000. Commitment fee expense for each of the six months ended June 30, 2013 and 2014 was $75,000 and $74,000, respectively.

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

The covenants in the related indenture (the “Indenture”) limit the ability of the Company to, among other things (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person. The Company was in compliance with these covenants as of June 30, 2014.

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

Interest expense under the Notes was $8.1 million for each of the three months ended June 30, 2013 and 2014, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended June 30, 2013 and 2014.

Interest expense under the Notes was $16.1 million and $16.2 million for the six months ended June 30, 2013 and 2014, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the six months ended June 30, 2013 and 2014.

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

Industry consolidation could adversely affect subscriber revenue.

Consolidation among cable television system operators has given the largest cable and satellite television systems considerable leverage in their relationships with programmers. Continued consolidation within the industry could reduce the number of distributors available to carry our programming, subject our subscriber fee revenue to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators which could have an adverse effect on our financial condition or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, our cash had a fair value of $73.8 million. The primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuated significantly as cash was provided by and used in our business.

We have not used derivative financial instruments for speculative purposes. As of June 30, 2014, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash. The balance of our interest bearing assets was $73.8 million, or 7% of total assets, as of June 30, 2014. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $429.5 million, or 69% of total liabilities, as of June 30, 2014. Total net interest expense for the six months ended June 30, 2014, was $20.1 million, 11%, of our total revenue.  Our net interest expense for the Term Loan is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors and Forward-Looking Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as we have updated such risk factors by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1

Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3) filed on April 5, 2000, Commission File No. 333-95573, and incorporated herein by reference).

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

10.1

Severance Agreement, effective March 25, 2014, between Crown Media United States, LLC and Annie Howell (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 2, 2014 and incorporated herein by reference).*

31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32†	Section 1350 Certification.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensating plan or arrangement.

† Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	August 1, 2014
William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	August 1, 2014
Andrew Rooke

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1

Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3) filed on April 5, 2000, Commission File No. 333-95573, and incorporated herein by reference).

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

10.1

Severance Agreement, effective March 25, 2014, between Crown Media United States, LLC and Annie Howell (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 2, 2014 and incorporated herein by reference).*

31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32†	Section 1350 Certification.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensating plan or arrangement.

† Furnished, not filed.