Form 10-Q
period 2014-09-30
CROWN MEDIA HOLDINGS INC
filed 2014-11-07
CIK 1103837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 3, 2014, the number of shares of Class A Common Stock, $0.01 par value per share, outstanding was 359,675,936.

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

Hallmark Movies and Mysteries

Recently rebranded from Hallmark Movie Channel, a 24-hour cable television destination dedicated to offering viewers a collection of movies and long form programming appropriate for the entire family, featuring a mix of original movies and series of the mystery genre, in addition to classic theatrical films, and Hallmark Hall of Fame movie presentations.

HCC	H C Crown, LLC, formerly H C Crown Corp., a subsidiary of Hallmark Cards; the Company’s immediate parent.

Network or Networks	Hallmark Channel or Hallmark Movies and Mysteries, individually or collectively, as the context requires.

Nielsen	Nielsen Media Research or The Nielsen Company, an information and measurement company that provides television ratings, media measurements and other marketing and consumer information.

Notes	$300.0 million of 10.5% senior unsecured notes due in 2019 issued by the Company in connection with the 2011 Refinancing.

Preferred Stock	Shares of the Company’s Series A preferred stock issued in connection with the Recapitalization and subsequently redeemed in connection with the 2011 Refinancing.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,	As of September 30,
	2013	2014

ASSETS

Cash and cash equivalents	$63,750	$65,704
Accounts receivable, less allowance for doubtful accounts of $834 and $201, respectively	104,613	85,118
Programming rights	71,540	87,226
Prepaid programming rights	26,839	35,327
Deferred tax assets, net	39,100	39,100
Prepaid and other assets	1,960	3,514
Total current assets	307,802	315,989

Programming rights	201,936	212,788
Prepaid programming rights	9,805	8,463
Property and equipment, net	9,799	9,728
Deferred tax assets, net	181,164	157,464
Debt issuance costs, net	10,047	8,648
Prepaid and other assets	3,644	3,337
Goodwill	314,033	314,033
Total assets	$1,038,230	$1,030,450

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(continued)

	As of December 31,	As of September 30,
	2013	2014

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$22,238	$18,748
Audience deficiency reserve liability	4,888	9,176
Programming rights payable	85,560	73,232
Payables to Hallmark Cards affiliates	466	593
Interest payable	14,455	6,390
Current maturities of long-term debt	25,000	—
Total current liabilities	152,607	108,139

Accrued liabilities	13,838	19,775
Programming rights payable	43,314	50,888
Long-term debt, net of current maturities	429,330	409,610
Total liabilities	639,089	588,412

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2013 and September 30, 2014	3,597	3,597
Paid-in capital	2,062,818	2,062,818
Accumulated deficit	(1,667,274)	(1,624,377)
Total stockholders’ equity	399,141	442,038
Total liabilities and stockholders’ equity	$1,038,230	$1,030,450

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue:
Advertising	$63,577	$71,373	$195,413	$214,855
Advertising by Hallmark Cards	—	—	2,112	1,725
Subscriber fees	20,527	20,665	61,273	62,636
Other revenue	273	1,289	614	2,139
Total revenue, net	84,377	93,327	259,412	281,355
Cost of Services:
Programming costs
Non-affiliates	33,133	36,065	95,393	111,931
Hallmark Cards affiliates	688	735	2,449	2,501
Other costs of services	4,244	4,199	11,416	11,982
Total cost of services	38,065	40,999	109,258	126,414
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	15,193	15,543	45,331	47,655
Marketing expense	3,993	1,353	5,686	6,195
Depreciation and amortization expense	525	650	1,369	1,753
Income from operations before interest and income tax expense	26,601	34,782	97,768	99,338
Interest income	—	91	—	295
Interest expense	(10,486)	(10,030)	(32,284)	(30,336)
Loss on early extinguishment of debt	—	(1,180)	—	(1,180)
Income from operations before income tax expense	16,115	23,663	65,484	68,117
Income tax expense	(6,111)	(8,766)	(24,431)	(25,220)
Net income attributable to Stockholders	$10,004	$14,897	$41,053	$42,897

Weighted average number of common shares outstanding, basic and diluted	359,676	359,676	359,676	359,676
Net income per common share, basic and diluted	$0.03	$0.04	$0.11	$0.12

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,053	$42,897
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	1,180
Loss on disposal of property and equipment	2	—
Depreciation and amortization	102,209	119,360
Provision for allowance for doubtful accounts	794	123
Income tax expense	23,145	23,819
Share-based compensation	210	36
Changes in operating assets and liabilities:
Decrease in accounts receivable	14,340	19,372
Additions to programming rights	(107,927)	(140,969)
Increase in prepaid and other assets	(17,587)	(9,800)
(Decrease) increase in accounts payable, accrued and other liabilities	(6,616)	8,150
Decrease in interest payable	(7,889)	(8,065)
Decrease in programming rights payable	(5,390)	(4,754)
(Decrease) increase in payables to Hallmark Cards affiliates	(1,972)	10
Net cash provided by operating activities	34,372	51,359
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,405)	(2,412)
Disposal of property and equipment	3	—
Net cash used in investing activities	(1,402)	(2,412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Term Loan	(33,210)	(36,503)
Principal payments on the Notes	—	(9,516)
Capitalized debt issuance costs	(1,116)	—
Discount on issuance of debt	(430)	—
Principal payments on capital lease obligations	(954)	(974)
Net cash used in financing activities	(35,710)	(46,993)
Net (decrease) increase in cash and cash equivalents	(2,740)	1,954
Cash and cash equivalents, beginning of period	43,705	63,750
Cash and cash equivalents, end of period	$40,965	$65,704

Supplemental disclosure of cash and non-cash activities:
Interest paid	$38,582	$36,557
Income taxes paid	$1,890	$1,929
Asset acquired through capital lease obligation	$—	$21

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013 and 2014

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable.  The Company uses a number of factors in determining the allowance, including, among other things, collection trends. The Company’s bad debt expense was $504,000 and $10,000 for the three months ended September 30, 2013 and 2014, respectively. The Company’s bad debt expense was $794,000 and $123,000 for the nine months ended September 30, 2013 and 2014, respectively.

Barter Transactions

The Company enters into transactions that involve the exchange of its on-air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when delivered. The Company recognized $224,000 and $376,000 of barter advertising revenue during the three months ended September 30, 2013 and 2014, respectively. The Company recognized $1.4 million and $1.7 million of barter advertising revenue during the nine months ended September 30, 2013 and 2014, respectively. The Company recognized $196,000 and $525,000 of barter expense during the three months ended September 30, 2013 and 2014, respectively. The Company recognized $1.3 million and $1.9 million of barter expense during the nine months ended September 30, 2013 and 2014, respectively.

Deferred Revenue

Payments received in advance of being earned are recorded as deferred revenue. Included in accounts payable and accrued liabilities as of December 31, 2013 and September 30, 2014, is $699,000 and $3.9 million, respectively, of deferred revenue. Further, $0 and $6.5 million, respectively, are included in the long term portion of accrued liabilities as of December 31, 2013 and September 30, 2014.

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

Five of our distributors, with whom we have long term contracts, individually accounted for more than 10% of our consolidated subscriber revenue and collectively accounted for 88% of our consolidated subscriber revenue during the three and nine months ended September 30, 2013 and 2014.  Two of our distributors individually accounted for approximately 15% or more of our consolidated subscribers and collectively accounted for 44% of our subscribers during the three and nine months ended September 30, 2013. Two of our distributors individually accounted for approximately 15% or more of our consolidated subscribers and collectively accounted for 45% of our subscribers during the three and nine months ended September 30, 2014. The loss of one of these distributors could have an adverse impact on the Company’s operations.

Three and four of our programming content providers individually accounted for more than 10% of our total license fee programming and collectively accounted for 71% and 73% of the consolidated programming liability as of September 30, 2013 and 2014, respectively. The loss of any one of these programming content providers could have an adverse impact on the Company’s operations.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This accounting standards update is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of accounting standards update No. 2014-09 on its financial position and results of operations.

In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (“GAAP”), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

3. Programming Rights

Programming rights are comprised of the following:

	As of December 31,	As of September 30,
	2013	2014
	(In thousands)
Programming rights — non-affiliates
Acquired programming
Licensed for less than 12 years	$261,654	$295,030
Original programming
Licensed for less than 12 years	171,024	199,110
Licensed for 12 years or longer	29,115	44,942
Owned	18,542	31,116
Programming rights— Hallmark Cards affiliates
Licensed for less than 12 years	25,054	25,694
Programming rights, at cost	505,389	595,892
Accumulated amortization	(231,913)	(303,575)
Programming rights available for broadcast	273,476	292,317
Owned programming in development	—	7,697
Programming rights, net	$273,476	$300,014

In the regular course of evaluating the remaining usefulness of its various program licenses, the Company may determine that certain licenses may be of little future program value to it.  In such instances, the Company shortens the estimated remaining lives to zero, thereby accelerating amortization of the remaining net book value.  During the three and nine months ended September 30, 2013, such changes in estimates resulted in additional amortization of programming rights of $16,000 and $2.1 million, respectively. During the three and nine months ended September 30, 2014, such changes in estimates resulted in additional amortization of programming rights of $0 and $7,000, respectively.

At December 31, 2013 and September 30, 2014, $36.6 million and $43.8 million, respectively, of programming rights were included in prepaid programming rights on the accompanying condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

Programming rights payable are comprised of the following:

	As of December 31,	As of September 30,
	2013	2014
	(In thousands)
Programming rights payable — non-affiliates
Acquired programming	$98,670	$96,163
Original programming	15,208	13,660
Programming rights payable — Hallmark Cards affiliates	14,996	14,297
Total programming rights payable	128,874	124,120
Less current maturities	(85,560)	(73,232)
Long-term programming rights payable	$43,314	$50,888

Under certain license agreements with Sonar Entertainment, Inc. (“Sonar”), the Company was obligated to pay $5.3 million through December 1, 2013.  In connection with its reorganization in bankruptcy, Sonar assigned its right to receive these license payments to Hallmark Cards.   During the nine months ended September 30, 2013, the Company reclassified $1.4 million from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.9 million to Hallmark Cards.  During the year ended December 31, 2013, the Company reclassified $1.5 million from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period, the Company remitted payment of $2.5 million to Hallmark Cards.  At December 31, 2013, the payable to Hallmark Cards affiliates includes $0 related to this assignment.

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

Under the amended revolving credit facility, the maturity was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced. At December 31, 2013 and September 30, 2014, the Company had no outstanding borrowings under the revolving credit facility.

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

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of September 30, 2014.

At December 31, 2013, and September 30, 2014, the outstanding balance under the Term Loan, net of unamortized discount, was $154.3 million and $118.1 million, respectively. The Company made principal payments of $15.4 million and $11.5 million under the Term Loan during the three months ended September 30, 2013 and 2014, respectively. The Company made principal payments of $33.2 million and $36.5 million under the Term Loan during the nine months ended September 30, 2013 and 2014, respectively.

Interest expense under the Term Loan was $2.0 million and $1.6 million for the three months ended September 30, 2013 and 2014, respectively. The effective interest rate was approximately 4.87% and 5.10% during the three months ended September 30, 2013 and 2014, respectively. The weighted average nominal interest rate was approximately 4.05% and 4.05% during the three months ended September 30, 2013 and 2014, respectively.

Interest expense under the Term Loan was $6.9 million and $5.1 million for the nine months ended September 30, 2013 and 2014, respectively. The effective interest rate was approximately 5.39% and 5.03% during the nine months ended September 30, 2013 and 2014, respectively. The weighted average nominal interest rate was approximately 4.69% and 4.05% during the nine months ended September 30, 2013 and 2014, respectively.

Interest expense under the revolving credit facility for both the three months ended September 30, 2013 and 2014, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2013, and September 30, 2014. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three months ended September 30, 2013 and 2014 was $38,000. Commitment fee expense for each of the nine months ended September 30, 2013 and 2014 was $113,000.

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

The covenants in the related indenture (the “Indenture”) limit the ability of the Company to, among other things (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person. The Company was in compliance with these covenants as of September 30, 2014.

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

Interest expense under the Notes was $8.1 million and $8.0 million for the three months ended September 30, 2013 and 2014, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended September 30, 2013 and 2014.

Interest expense under the Notes was $24.2 million and $24.1 million for the nine months ended September 30, 2013 and 2014, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the nine months ended September 30, 2013 and 2014.

Debt Repurchase

In August 2014, the Company repurchased $8.5 million in principal amount of its Notes due July 2019 for a price of $9.5 million and retired a portion of the related debt issuance costs of $160,000, which resulted in aggregate a pre-tax loss on early extinguishment of debt of $1.2 million.

Debt Maturities

The aggregate maturities of long-term debt, including estimated future interest for each of the five years subsequent to September 30, 2014, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
Notes, due July 15, 2019	$444,543	$30,608	$30,608	$30,608	$30,608	$322,111	$—
Term Loan, due July 14, 2018	138,021	4,852	4,865	4,852	123,452	—	—
	$582,564	$35,460	$35,473	$35,460	$154,060	$322,111	$—

At September 30, 2014, the Company was not contractually obligated to repay any outstanding debt within the next twelve months. However, the Company may use a substantial portion of its free cash over the course of the next year to repurchase outstanding Notes and/or to accelerate the repayment of its Term Loan.  There can be no assurance that the Company will accelerate its Term Loan repayment or repurchase any additional Notes. For the October 2014 repurchase of Notes, please see Footnote 10, Subsequent Events.

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

During 2013, the Company reimbursed Hallmark Cards approximately $264,000 with respect to the state tax sharing agreement for the 2012 tax year.  During 2014, the Company reimbursed Hallmark Cards approximately $385,000 with respect to the state tax sharing agreement for the 2013 tax year.  This amount will be payable two days prior to the due date of the state tax returns. For the nine months ended September 30, 2014, it is estimated that the Company will owe Hallmark Cards approximately $39,000 with respect to the state tax sharing agreement, which will be paid during 2015. The state tax sharing agreement will continue to apply as long as the Company is included in the Hallmark Cards combined return.

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health, safety, environmental, insurance, legal, treasury, human resources, cash management, real estate consulting services and other services as requested by the Company.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears each month. Fees for Hallmark Cards’ services were $347,000 for 2013 and are expected to be $342,000 for 2014.

At December 31, 2013 and September 30, 2014, the Company’s payables to Hallmark Cards affiliates in the accompanying consolidated balance sheets were $466,000 and $593,000, respectively. The December 31, 2013 balance was comprised of $465,000 of taxes and $1,000 of invoices paid on the Company’s behalf. The September 30, 2014 balance was comprised of $583,000 of taxes and $10,000 of invoices paid on the Company’s behalf.

“Hallmark Hall of Fame” Programming License Agreement

In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, LLC, a subsidiary of Hallmark Cards, for the exclusive television license of 58 “Hallmark Hall of Fame” movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on Hallmark Channel and Hallmark Movies and Mysteries.  These titles are licensed for ten year windows, which commenced at various times between 2007 and 2010.  The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various ten-year exhibition windows.

In 2011, Crown Media United States entered into an additional agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 16 “Hallmark Hall of Fame” movies produced from 2009 through 2014, for exhibition on Hallmark

Channel and Hallmark Movies and Mysteries.  These titles are licensed for ten-year windows, with windows commencing at various times between 2011 and 2014, depending on availability.  The total license fee for these movies is $10.0 million and is payable in equal monthly installments over the various ten-year exhibition windows.

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

Effective July 6, 2013, the Company and Hallmark Cards extended the July 6, 2011 agreement for another year, whereby Hallmark Cards will provide the Company one-week, limited play licenses for each of two new “Hallmark Hall of Fame” two-hour movies produced by Hallmark Cards and up to two additional Hallmark Hall of Fame movies premiered in a previous year.  The Company recognized advertising revenue of approximately $2.1 million as it fulfilled its advertising obligation to Hallmark Cards. As of September 30, 2014, three movies have aired on Hallmark Channel.

Northpole

The Company, in collaboration with Hallmark Cards, has produced Northpole, a Hallmark Channel original holiday movie, which will premier during the 2014 holiday season. It is the first full-length, two-hour original holiday movie that Hallmark Channel and Hallmark Cards have created together.  Costs related to this movie have been capitalized and are included in long term programming rights on the condensed consolidated balance sheet.

Northpole II

The Company, in another collaboration with Hallmark Cards, is producing Northpole II, a Hallmark Channel original holiday movie, which will premier during the 2015 holiday season. It will be the second full-length, two-hour original holiday movie that Hallmark Channel and Hallmark Cards have created together.  Certain costs related to this movie have been capitalized and are included in long term programming rights on the condensed consolidated balance sheet. The Company anticipates similar collaborations in the future.

Trademark Agreement with Hallmark Cards

Crown Media United States has a trademark license agreement with Hallmark Licensing, LLC, an affiliate of Hallmark Cards, for use of the “Hallmark” mark for Hallmark Channel and for Hallmark Movies and Mysteries.  In connection with the 2011 Refinancing, Hallmark Licensing, LLC extended these existing trademark licenses for an additional period terminating the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements.

The Company is not required to pay any royalty fees under the trademark license agreements. Accordingly, no amounts have been reflected in the accompanying condensed consolidated balance sheets or condensed consolidated statements of operations of the Company for these licenses.

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

6. Restricted Stock Units and Long Term Incentive Plan

Restricted Stock Units

The Company recorded $86,000 of compensation expense and $1,000 of compensation benefit associated with restricted stock units (“RSUs”) during the three months ended September 30, 2013 and 2014, respectively, which has been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations. The Company recorded $210,000 and $36,000 of compensation expense associated with restricted stock units (“RSUs”) during the nine months ended September 30, 2013 and 2014, respectively, which has been included in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.  The Company issued cash settlements related to the RSUs of $257,000 and $185,000 during the nine months ended September 30, 2013 and 2014, respectively.

The closing price of a share of the Company’s Common Stock, which was used to calculate the year end RSU liabilities, was $3.53 on December 31, 2013. As of December 31, 2013, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company’s directors, in the amount of $40,000. As of September 30, 2014, there are no longer any RSUs outstanding.

Long Term Incentive Plan

Employee

The Company grants incentive awards pursuant to the 2012 Long Term Incentive Plan (the “2012 Plan”).  For awards granted in 2012 through 2014, the target amount of an award granted was based on a percentage of each employee’s annual base salary ranging from 18% to 85%. Each award is comprised of a Performance Award and an Employment Award. For awards granted in 2010 through 2012, the Performance Award and the Employment Award each constituted half of the award. For awards granted in 2013 and 2014, the Performance Award constituted 60% of the award and the Employment Award constituted 40% of the award. The Performance Award is based on the Company’s achievement of a predetermined cash flow goal and an adjusted EBITDA goal over a three year performance period.

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

In the first quarter of 2012, the Company granted incentive compensation ranging from $22,000 to $652,000 per employee.  The 50% Employment Awards vested on August 31, 2014, and were settled in cash on September 5, 2014, in the aggregate amount of $1.5 million.  Each of the 50% Performance Awards will vest on December 31, 2014, subject to the Company’s achievement of financial performance criteria, and will be settled in cash by the later of January 30, 2015, or 15 days after the Company issues its audited financials for 2014, but no later than March 15, 2015. Each award is also subject to earlier pro rata settlement as provided in the 2012 Plan.

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

Directors

During the third quarter of 2012, the Company entered into LTI Agreements granting $20,000 incentive compensation to each director who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board. On December 31, 2012, the performance criteria were achieved and on August 16, 2013, the awards vested. On August 23, 2013, the awards were settled in cash in the aggregate amount of $132,000.

Additionally, in August 2012, the Company entered into LTI Agreements granting $50,000 incentive compensation to each director who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board through December 31, 2014, the vesting date, and achievement of the financial performance criteria. Each of the awards will be settled in cash by the later of January 30, 2015, or 15 days after the Company issues its audited financials for 2014, but no later than March 15, 2015.

In March 2013, the Company entered into LTI agreements granting $50,000 incentive compensation to each director who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board through December 31, 2015, the vesting date, and achievement of the financial performance criteria. Each award will be settled in cash by the later of January 30, 2016, or 15 days after the Company issues its audited financials for 2015, but no later than March 15, 2016.  Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

During the third quarter of 2013, the Company entered into LTI Agreements granting $35,000 incentive compensation to each director who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board. On December 31, 2013, the performance criteria were achieved. On August 15, 2014, the awards vested and on August 19, 2014, the awards were settled in cash in the aggregate amount of $262,000.

In March 2014, the Company entered into LTI agreements granting $50,000 incentive compensation to each director who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board through December 31, 2016, the vesting date, and achievement of the financial performance criteria. Each award will be settled in cash by the later of January 30, 2017, or 15 days after the Company issues its audited financials for 2016, but no later than March 15, 2017.  Each award is also subject to earlier pro rata settlement as provided in each LTI Agreement.

Vesting

Vesting of the 2012, 2013 and 2014 LTI Performance Awards will be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in the 2012 Plan.

In recognition of these LTI Agreements, the accompanying condensed consolidated statements of operations include $1.0 million among selling, general and administrative expense for both the three months ended September 30, 2013 and 2014. In recognition of these LTI Agreements, the accompanying condensed consolidated statements of operations include $2.7 million and $2.9 million in selling, general and administrative expense for the nine months ended September 30, 2013 and 2014, respectively. Additionally, the $5.1 million and $4.6 million liabilities for these agreements were included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2013, and September 30, 2014, respectively.

7. Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2013 and September 30, 2014.

	December 31, 2013		September 30, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Term Loan and interest payable (Level 3)	$154,347	$150,894	$118,120	$116,725
The Notes and interest payable (Level 2)	314,438	355,026	297,880	329,785

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2013 and September 30, 2014, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2013 and September 30, 2014, the fair values of the Level 3 financial instruments were $150.9 million and $116.7 million, respectively. No transfers between levels occurred during 2013 and 2014.

Accounts payable and receivable are carried at reasonable estimates of their fair values due to the short-term nature of these instruments. Interest rates on borrowings under the bank credit facility are for relatively short periods and variable. Therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates.  The credit spread on the debt is fixed, but the market rate will fluctuate. Only a significant change in the creditworthiness of the Company would impact the credit spread. The Company believes that there has not been a significant change in this regard since issuance.

8. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases, programming contracts and residual and participation obligations.

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

9.  Income Taxes

The Company files a separate-company federal tax return. In 2013, the Company generated federal and state taxable income for both regular tax and alternative minimum tax (“AMT”) purposes.  For regular tax purposes, this income is fully offset by net operating loss carryforwards (“NOLs”).  For federal AMT purposes, loss carryforwards used to offset the AMT income are subject to a 90% limitation. The Company incurs quarterly payments of AMT. The AMT is included as a component of the Company’s deferred tax assets. For the three months ended September 30, 2013 and 2014, the Company recognized $336,000 and $489,000, respectively. For the nine months ended September 30, 2013 and 2014, the Company recognized $1.3 million and $1.4 million, respectively. During the three months ended September 30, 2013 and 2014, $525,000 and $650,000 were paid, respectively. During the nine months ended September 30, 2013 and 2014, $1.6 million and $1.9 million were paid, respectively, related to the 2013 and 2014 tax years.

As of December 31, 2013, the Company had federal NOL carry-forwards of $571.6 million and various state NOL carry-forwards.  The determination of the state NOL carry-forwards depends on apportionment percentages and state laws that can change from year to year and impact the amount of such carry-forwards.  If the Company does not generate sufficient taxable income, the federal NOLs will expire between 2019 and 2021 and the state NOLs will expire between 2014 and 2032. The Company believes that it is more likely than not that this taxable income will be generated and, accordingly, no valuation allowance is necessary.

At both December 31, 2013 and September 30, 2014, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.  Accordingly, at both December 31, 2013 and September 30, 2014, there is no accrued interest related to uncertain tax positions.

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

10. Subsequent Event

In October 2014, the Company repurchased $20.0 million in principal amount of its Notes due July 2019 for a purchase price of $22.1 million and retired a portion of the related debt issuance costs of $368,000, which resulted in aggregate a pre-tax loss on early extinguishment of debt of $2.5 million.

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

In October 2014, Hallmark Movie Channel was rebranded as Hallmark Movies and Mysteries. Hallmark Movies and Mysteries emphasizes on broadcasting programming of the mystery genre, including original movies, movie franchises and series. At the same time, Hallmark Movies and Mysteries will continue to offer original movies, classic theatrical films, and movies from the award-winning Hallmark Hall of Fame collection. The rebranding was done to respond to viewer demands and to better identify the Network as a distinct destination from Hallmark Channel. Consistent with the Hallmark brand, both Networks are preeminent sources of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

Reaching 85.4 million subscribers as of September 30, 2014, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movies and Mysteries is one of the fastest-growing cable networks, reaching more than 54.6 million subscribers as of September 30, 2014.

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

Hallmark Channel and Hallmark Movies and Mysteries are currently distributed to approximately 82% and 53%, respectively, of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,228 cable, satellite and other pay television distribution systems and (b) Hallmark Movies and Mysteries through approximately 3,885 such systems.

Five of our distributors each accounted for more than 10%, and together accounted for a total of 88% of our consolidated subscriber revenue for both the three and nine months ended September 30, 2014, respectively.  Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers at September 30, 2014, and together accounted for 45% of our consolidated subscribers on that date. Four of our programming content providers each accounted for more than 10% of our total license fees payable for the nine months ended September 30, 2014, and together accounted for a total of 73% of the consolidated programming liability.

We view a “subscriber” as a household that receives, on a full or part-time basis, a Network as part of a program package or a program tier of a distributor.  We determine our Hallmark Channel and Hallmark Movies and Mysteries subscribers from subscriber numbers reported by Nielsen.  Subscribers include both viewers who pay a monthly fee for the tier programming and so-called “promotional” subscribers who are given free access to the tier by the distributor for a limited time.

We license the trademark “Hallmark” for use on our Networks pursuant to trademark license agreements with a subsidiary of Hallmark Cards. We believe that the use of this trademark is extremely important for our Networks due to the substantial name recognition and favorable characteristics associated with the name.

Current Challenges

The Company faces numerous operating challenges. Among such challenges are maintaining and increasing viewership ratings, advertising revenue, acquiring rights to meet the demands of new technologies, distribution of the Networks, and controlling costs and expenses.

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals. We believe our ratings are affected by our ability to (i) acquire the broadcast rights for and produce series and original movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate Hallmark Channel’s highest ratings. The Company has typically incurred additional marketing and promotional expenses to help drive higher ratings for original programming such as for the series Cedar Cove in 2013 and 2014 and When Calls the Heart and Signed, Sealed, Delivered in 2014. We plan to maintain or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

Advertising Revenue

During the three months ended September 30, 2014, CPMs for commitments in the 2013/2014 Scatter Market for Hallmark Channel were 50% greater than the CPMs for commitments during the 2013/2014 Upfront Season and were 24% higher than achieved during the three months ended September 30, 2013 during the 2012/2013 Scatter Market. During the three months ended September 30, 2014, CPMs for commitments in the 2013/2014 Scatter Market for Hallmark Movies and Mysteries were 52% greater than the CPMs for commitments during the 2013/2014 Upfront Season and 16% higher than achieved during the three months ended September 30, 2013 during the 2012/2013 Scatter Market.

Our direct response rates for Hallmark Channel during the three months ended September 30, 2014, were 15% higher than those during the three months ended September 30, 2013. Our direct response rates for Hallmark Movies and Mysteries during the three months ended September 30, 2014, were 42% higher than those during the three months ended September 30, 2013.

During the 2013/2014 and the 2014/2015 Upfront Seasons, we entered into agreements with major advertising firms covering approximately 44% and 41% of our advertising inventory, respectively, for Hallmark Channel.  Advertising units committed during the 2014/2015 Upfront Season for Hallmark Channel were at CPMs 2% higher than the CPMs for those committed during the 2013/2014 Upfront Season. We sold the balance of our 2013/2014 broadcast season inventory in the Scatter Market.

During the 2013/2014 and the 2014/2015 Upfront Seasons, Hallmark Movies and Mysteries entered into advertising commitments for approximately 32% and 30% of its advertising inventory, respectively. Advertising units committed during the 2014/2015 Upfront Season for Hallmark Movies and Mysteries were at CPMs constant with those committed during the 2013/2014 Upfront Season.

Each advertiser with an upfront contract has the option to terminate its contract, as well as an option to expand its commitment. During the three months ended September 30, 2013 and 2014, Hallmark Channel experienced cancellation rates of approximately 7% and 13%, respectively. During the three months ended September 30, 2013 and 2014, Hallmark Movies and Mysteries experienced cancellation rates of approximately 11% and 10%, respectively.

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

The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes.  The top 25 cable TV networks in the United States, measured by the number of subscribers, have 95 million or more subscribers.  It is a mature market with relatively high penetration. According to Nielsen, at September 30, 2014, Hallmark Channel and Hallmark Movies and Mysteries were distributed to 85.4 million subscribers and 54.6 million subscribers, respectively.

The emergence of new digital technologies, industry standards, and viewer preferences require us to update the methods we use to distribute and deliver our programming to viewers, adopting some technologies and discarding others. We are increasingly providing programming to consumers on-demand through the authenticated services of ours and our distributors, our own on-line presence and other electronic resellers.  We continue to seek revenue opportunities from the increasing number of persons viewing our content on these platforms while controlling the costs incurred.

Demographics

Each pay television network attracts a different audience with different viewer demographics (i.e., viewers categorized by characteristics such as age, gender and income). As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

We believe that the key demographics for Hallmark Channel and Hallmark Movies and Mysteries are the viewers in the groups adults aged 25 to 54 and women aged 25 to 54.  The average viewing age for Hallmark Channel was 58.5 and 58.9 for the nine months ended September 30, 2013 and 2014, respectively. The average viewing age for Hallmark Movies and Mysteries was 64.4 and 65.0 for the nine months ended September 30, 2013 and 2014, respectively. In order to achieve our revenue goals, we need to draw in our target audience.

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected condensed consolidated statement of operations data for three and nine months ended September 30, 2013 and 2014, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

			Percentage			Percentage
	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		2014 vs.	September 30,		2014 vs.
	2013	2014	2013	2013	2014	2013
Revenue:
Advertising	$63,577	$71,373	12%	$197,525	$216,580	10%
Subscriber fees	20,527	20,665	1%	61,273	62,636	2%
Other revenue	273	1,289	372%	614	2,139	248%
Total revenue	84,377	93,327	11%	259,412	281,355	8%
Cost of Services:
Programming costs	33,821	36,800	9%	97,842	114,432	17%
Operating costs	4,244	4,199	-1%	11,416	11,982	5%
Total cost of services	38,065	40,999	8%	109,258	126,414	16%
Selling, general and administrative expense	15,718	16,193	3%	46,700	49,408	6%
Marketing expense	3,993	1,353	-66%	5,686	6,195	9%
Income before interest and income tax expense	26,601	34,782	31%	97,768	99,338	2%
Interest expense	(10,486)	(9,939)	-5%	(32,284)	(30,041)	-7%
Loss on early extinguishment of debt	—	(1,180)		—	(1,180)
Income before income tax expense and gain from sale of discontinued operations	16,115	23,663	47%	65,484	68,117	4%
Income tax provision	(6,111)	(8,766)	43%	(24,431)	(25,220)	3%
Net income	$10,004	$14,897	49%	$41,053	$42,897	4%

Cash Flow Data:
Net cash provided by operating activities	$12,830	$14,409	12%	$34,372	$51,359	49%
Net cash used in investing activities	$(546)	$(1,132)	107%	$(1,402)	$(2,412)	72%
Net cash used in financing activities	$(15,751)	$(21,351)	36%	$(35,710)	$(46,993)	32%
Other Data (Unaudited):
HC day household ratings (1)(3)(4)	0.5	0.4	-1%	0.4	0.4	3%
HC primetime household ratings (2)(3)(4)	0.7	0.7	-5%	0.6	0.6	7%
HMM day household ratings (1)(3)(4)	0.3	0.4	13%	0.3	0.4	16%
HMM primetime household ratings (2)(3)(4)	0.4	0.5	30%	0.4	0.5	22%
HC day W25-54 ratings (1)(3)(4)	0.3	0.3	2%	0.2	0.2	-3%
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.3	17%	0.3	0.3	9%
HMM day W25-54 ratings (1)(3)(4)	0.1	0.1	-1%	0.1	0.1	-8%
HMM primetime W25-54 ratings (2)(3)(4)	0.1	0.2	54%	0.1	0.1	15%
HC subscribers at period end (4)	86,985	85,406	-2%	86,985	85,406	-2%
HMM subscribers at period end (4)	52,475	54,573	4%	52,475	54,573	4%

(1)  Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period  July 1 through September 29, 2013 as compared to June 30 through September 28, 2014 and December 31, 2012 through September 29, 2013 as compared to December 30, 2013 through September 28, 2014.

(4)  “HC” represents Hallmark Channel and “HMM” represents Hallmark Movies & Mysteries. Ratings and subscribers are reported by The Nielsen Company.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2014

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $9.0 million or 11% during the third quarter of 2014 as compared to the third quarter of 2013.

The $7.8 million or 12% increase in advertising revenue is due to the strength of pricing across both channels and ratings increases in primetime. Advertising revenue from the Hallmark Movies and Mysteries was $13.4 million and $16.6 million for the three months ended September 30, 2013 and 2014, respectively.

Our subscriber fee revenue increased $138,000 or 1% during the three months ended September 30, 2013 compared to the three months ended September 30, 2014 due to rate increases under certain distribution agreements.  The amount of promotion and placement fees that was recorded as a reduction of subscriber fee revenue was approximately $263,000 for both the three months ended September 30, 2013 and 2014, respectively.

Other revenue increased $1.0 million during the third quarter of 2014 as compared to the third quarter of 2013 due primarily to revenue from program licensing agreements with Netflix, Inc. and Cinedigm Corp.

Cost of services. Cost of services as a percent of revenue decreased to 44% during the three months ended September 30, 2014, as compared to 45% for the three months ended September 30, 2013. This decrease results primarily from the 12% increase in advertising revenue discussed above, offset, in part, by the effects of the 9% increase in programming costs, discussed below.

Programming costs increased $3.0 million or 9% during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, due to an increase in the number of original episodes of the Company’s daily lifestyle program, Home & Family, and amortization of syndicated programming, including The Middle. We believe that our 2014 programming costs will continue to exceed our 2013 programming costs. Operating costs for the three months ended September 30, 2014, decreased $45,000 over the three months ended September 30, 2013, primarily due to $553,000 of increases in employee costs, playback and uplink, and other costs, offset, in part by $572,000 of decreases in residual expense and bad debt expense. Bad debt expense decreased from $504,000 for the three months ended September 30, 2013, to $10,000 for the three months ended September 30, 2014.

Selling, general and administrative expense.  Our selling, general and administrative expense for the three months ended September 30, 2014, increased $475,000 or 3% from the three months ended September 30, 2013, primarily due to a $195,000 or 3% increase in employee costs, including contingent compensation, and a $125,000 increase in amortization and depreciation expense.

Marketing expense.  Our marketing expense decreased $2.6 million or 66% during the third quarter of 2014 versus the third quarter of 2013 due to marketing expenses surrounding the first season of Cedar Cove during 2013.

Interest expense.  Interest expense decreased 5% or $547,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  The decrease reflects a $52.0 million (principal amounts reduced from September 2013 through September 2014) reduction in the principal outstanding under the Term Loan. Interest expense on the Term Loan was $2.0 million and $1.6 million for the quarters ended September 30, 2013 and 2014, respectively.

Loss on early extinguishment of debt. In August 2014, the Company repurchased $8.5 million in principal amount of its Notes due July 2019 for a price of $9.5 million and retired a portion of the related debt issuance costs of $160,000, which resulted in aggregate a pre-tax loss on early extinguishment of debt of $1.2 million.

Income tax provision. Provision for income tax of $6.1 million and $8.8 million for the three months ended September 30, 2013 and 2014, respectively, reflect corresponding effective tax rates of 37.9% and 37.0% for the three months ended September 30, 2013 and 2014, respectively. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2014

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $22.0 million or 8% during the nine months ended September 30, 2014, as compared to the prior year period primarily as a result of an increase in our advertising revenue.

The $19.1 million or 10% increase in advertising revenue is due to the strength of pricing across both channels. Changes in programming strategy and the associated rebranding of Hallmark Movie Channel to Hallmark Movies and Mysteries are expected to have a positive impact on full year advertising revenue.

Our subscriber fee revenue increased $1.4 million or 2% due to rate increases under certain distribution agreements.  The amount of promotion and placement fees that was recorded as a reduction of subscriber fee revenue was approximately $788,000 and $790,000 for nine months ended September 30, 2013 and 2014, respectively.

Other revenue increased $1.5 million during the nine months ended September 30, 2014, as compared to the prior year period primarily due to revenue from program licensing agreements with Netflix, Inc. and Cinedigm Corp.

Cost of services. Cost of services as a percent of revenue increased to 45% during the nine months ended September 30, 2014, as compared to 42% for the nine months ended September 30, 2013. This increase results primarily from the effects of the 17% increase in programming costs, discussed below, offset, in part, by the 10% increase in advertising revenue discussed above.

Programming costs increased $16.6 million or 17% during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due to the amortization related to our original series When Calls the Heart and Signed, Sealed, Delivered and our special Kitten Bowl. Additionally, amortization increased due to an increase in the number of original episodes of the Company’s daily lifestyle program, Home & Family, and amortization of syndicated programming, including The Middle. Operating costs increased $566,000 during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to $1.2 million of increases in employee costs, graphics, playback and uplink, and outside services, offset, in part by $906,000 of decreases in residual and bad debt expense. Bad debt expense decreased from $794,000 for the nine months ended September 30, 2013, to $123,000 for the nine months ended September 30, 2014.

Selling, general and administrative expense.  Our selling, general and administrative expense for the nine months ended September 30, 2014, increased $2.7 million or 6% from the nine months ended September 30, 2013, primarily due to a $2.3 million or 10% increase in employee costs, including contingent compensation and severance expense, and a $601,000 increase in amortization, depreciation and rent expense.

Marketing expense.  Our marketing expense increased $509,000 or 9% during the nine months ended September 30, 2014 versus the nine months ended September 30, 2013 due marketing expenses surrounding original programming, When Calls the Heart and Signed, Sealed, Delivered.

Interest expense.  Interest expense decreased $2.2 million or 7% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.  The decrease reflects (i) a $69.7 million (principal amounts reduced from March 2013 through September 2014) reduction in the principal outstanding under the Term Loan and (ii) a reduction in the effective interest rate. Interest expense on the Term Loan was $6.9 million and $5.1 million for the nine months ended September 30, 2013 and 2014, respectively.

Loss on early extinguishment of debt. In August 2014, the Company repurchased $8.5 million in principal amount of its Notes due July 2019 for a price of $9.5 million and retired a portion of the related debt issuance costs of $160,000, which resulted in aggregate a pre-tax loss on early extinguishment of debt of $1.2 million.

Income tax provision. Provision for income tax of $24.4 million and $25.2 million for the nine months ended September 30, 2013 and 2014, respectively, reflect corresponding effective tax rates of 37.3% and 37.0% for the nine months ended September 30, 2013 and 2014, respectively. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

Liquidity and Capital Resources

Cash Flow from Operating Activities. Cash provided by operating activities was $34.4 million and $51.4 million for the nine months ended September 30, 2013 and 2014, respectively. The Company had net income of $41.1 million for the nine months ended September 30, 2013, as compared to $42.9 million for the nine months ended September 30, 2014. Our depreciation and amortization expense for the nine months ended September 30, 2014 increased $17.2 million due to the amortization of 100% of the costs related to our original series When Calls the Heart and Signed, Sealed, Delivered.  The Company made interest payments of $6.2 million and $4.2 million, respectively, under the Term Loan for the nine months ended September 30, 2013 and 2014. The Company made programming payments of $130.7 million and $142.3 million during the nine months ended September 30, 2013 and 2014, respectively. The Company had cash receipts of $274.7 million and $305.3 million during the nine months ended September 30, 2013 and 2014, respectively.

Cash Flow from Investing Activities. Cash used in investing activities was $1.4 million and $2.4 million during the nine months ended September 30, 2013 and 2014, respectively. The increase is due to the renovation of a new floor in the Studio City, California office and normal replacement of computers and servers.

Cash Flow from Financing Activities. Cash used in financing activities was $35.7 million and $47.0 million for the nine months ended September 30, 2013 and 2014, respectively. The increase was primarily due to an increase in principal payments made on the Term Loan of $3.3 million, partially offset by a $1.1 million payment of debt issuance costs made in conjunction with Amendment

No. 1 and $430,000 of debt discount in 2013. Additionally, in August 2014, the Company repurchased $8.5 million in principal amount of its Notes, at a price of $9.5 million.

Principal Uses of Cash. The Company’s management anticipates that the principal uses of cash during the twelve month period ending September 30, 2015 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest of approximately $35.5 million under the Term Loan and Notes, and such additional principal payments made from excess cash flows as defined, as may become due under the Term Loan.  Additionally, in October 2014, the Company repurchased $20.0 million in principal amount of its Notes due July 2019 for a purchase price of $22.1 million and retired a portion of the related debt issuance costs of $368,000, which resulted in aggregate a pre-tax loss on early extinguishment of debt of $2.5 million. The Company believes that cash on hand, cash generated by operations, and borrowing available under its credit facility, will be sufficient to fund the Company’s operations and enable the Company to meet its liquidity needs through September 30, 2015.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We may use a substantial portion of our free cash over the course of the next year to repurchase our outstanding Notes and/or to accelerate the repayment of our Term Loan.  The amount of Notes we actually repurchase, if any, is dependent on market conditions and the amount of cash permitted for such repurchases under our outstanding credit facility.  Among other methods for deleveraging, we entered into 10b5-1 trading plans, which enable us to regularly repurchase a certain amount of Notes under pre-determined terms and conditions.  There can be no assurance that we will accelerate our Term Loan repayment. Furthermore, although we have repurchased Notes under a trading plan, there can be no assurance that we will repurchase any additional Notes through such plans or otherwise.

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

Under the amended revolving credit facility, the maturity was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was also reduced. At December 31, 2013 and September 30, 2014, the Company had no outstanding borrowings under the revolving credit facility.

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

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of September 30, 2014.

At December 31, 2013, and September 30, 2014, the outstanding balance under the Term Loan, net of unamortized discount, was $154.3 million and $118.1 million, respectively. The Company made principal payments of $15.4 million and $11.5 under the Term Loan during the three months ended September 30, 2013 and 2014, respectively. The Company made principal payments of $33.2 million and $36.5 million under the Term Loan during the nine months ended September 30, 2013 and 2014, respectively.

Interest expense under the Term Loan was $2.0 million and $1.6 million for the three months ended September 30, 2013 and 2014, respectively. The effective interest rate was approximately 4.87% and 5.10% during the three months ended September 30, 2013 and 2014, respectively. The weighted average nominal interest rate was approximately 4.05% and 4.05% during the three months ended September 30, 2013 and 2014, respectively.

Interest expense under the Term Loan was $6.9 million and $5.1 million for the nine months ended September 30, 2013 and 2014, respectively. The effective interest rate was approximately 5.39% and 5.03% during the nine months ended September 30, 2013 and 2014, respectively. The weighted average nominal interest rate was approximately 4.69% and 4.05% during the nine months ended September 30, 2013 and 2014, respectively.

Interest expense under the revolving credit facility for both the three months ended September 30, 2013 and 2014, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2013, and September 30, 2014. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three months ended September 30, 2013 and 2014 was $38,000. Commitment fee expense for each of the nine months ended September 30, 2013 and 2014 was $113,000.

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

The covenants in the related indenture (the “Indenture”) limit the ability of the Company to, among other things (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person. The Company was in compliance with these covenants as of September 30, 2014.

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

Interest expense under the Notes was $8.1 million and $8.0 million for the three months ended September 30, 2013 and 2014, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended September 30, 2013 and 2014.

Interest expense under the Notes was $24.2 million and $24.1 million for the nine months ended September 30, 2013 and 2014, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the nine months ended September 30, 2013 and 2014.

In August 2014, the Company repurchased $8.5 million in principal amount of its Notes due July 2019 for a price of $9.5 million and retired a portion of the related debt issuance costs of $160,000, which resulted in aggregate a pre-tax loss on early extinguishment of debt of $1.2 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2014, our cash had a fair value of $65.7 million. The primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuated significantly as cash was provided by and used in our business.

We have not used derivative financial instruments for speculative purposes. As of September 30, 2014, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash. The balance of our interest bearing assets was $65.7 million, or 6% of total assets, as of September 30, 2014. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $118.1 million, or 20% of total liabilities, as of September 30, 2014. Total net interest expense for the nine months ended September 30, 2014, was $30.3 million, 11%, of our total revenue.  Our net interest expense for the Term Loan is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR (“Eurodollar”) interest rates affect the fair value of interest bearing liabilities.

Our variable rate Term Loan is subject to an interest rate floor of 1.0% and a margin of 3.0%.  Accordingly, if the relevant market interest rate had been 1% greater or lower, the effect on the Term Loan’s effective interest rate and resulting interest expense for the period would have been negligible.

Item 4.  Controls and Procedures.

a.  Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

b.  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	November 7, 2014
William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	November 7, 2014
Andrew Rooke

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
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

† Furnished, not filed.